Form 10-K405
AON CORP
filed 1995-03-31
CIK 315293

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1994
                                      OR
    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        Commission File Number: 1-7933
                                Aon Corporation
            (Exact Name of Registrant as Specified in its Charter)

                             ____________________

               DELAWARE
    (State or Other Jurisdiction of                             36-3051915
    Incorporation or Organization)                           (I.R.S. Employer
        123 NORTH WACKER DRIVE,                             Identification No.)
            CHICAGO, ILLINOIS                                      60606
(Address of Principal Executive Offices)                         (Zip Code)
             (312) 701-3000
           (Telephone Number)

                              --------------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of Each Exchange
         Title of Each Class                      on Which Registered
         -------------------                    ----------------------
      Common Stock, $1 par value                New York Stock Exchange*
8% Cumulative Perpetual Preferred Stock         New York Stock Exchange
6 1/4% Cumulative Convertible Exchangeable      New York Stock Exchange
             Preferred Stock
          6.875% Notes Due 1999                 New York Stock Exchange
          7.40% Notes Due 2002                  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: NONE
*The Common Stock of the Registrant is also listed for trading on the Chicago
          Stock Exchange and The International Stock Exchange London.

                             --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  [X]      NO  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995 was $3,008,185,977.

Number of shares of $1.00 par value Common Stock outstanding as of February 28, 1995: 108,305,662.

         Documents From Which Information Is Incorporated By Reference:
      Annual Report to Stockholders of the Registrant for the Year 1994
                             (Parts I, II and IV)
           Notice of Annual Meeting of Holders of Common Stock and
                              Series C Preferred
Stock and Proxy Statement for Annual Meeting of Stockholders on April 20, 1995
                         of the Registrant (Part III)

================================================================================

                                    PART I

ITEM 1.  BUSINESS.


     The Registrant is an insurance holding company. Incorporated in 1979, it is the parent corporation of long established and more recently formed companies. Rollins Hudig Hall Holdings b.v., the Registrant's principal European commercial insurance brokerage subsidiary, traces its origin back to 1688. The Life Insurance Company of Virginia, another of Registrant's principal subsidiaries, was incorporated in 1871. It, along with subsidiaries Combined Insurance Company of America and Union Fidelity Life Insurance Company/1/ engage in the marketing of life and accident and health insurance products. Virginia Surety Company, Inc., Dearborn Insurance Company and London General Insurance Company, Ltd., also subsidiaries, offer specialty property and casualty insurance products. Aon Risk Services, Inc., Aon Specialty Group, Inc., Rollins Hudig Hall Holdings b.v., Godwins International, Inc., Nicholson Leslie Group, Limited and Rollins Hudig Hall Co., subsidiaries of Registrant's wholly-owned subsidiary, Rollins Hudig Hall Group, Inc., provide reinsurance intermediary services, benefits consulting and commercial insurance brokerage services.

     The Registrant hereby incorporates by reference pages 15 through 19 and 21 through 25 of the Annual Report to Stockholders of the Registrant for the year 1994 ("Annual Report").

Competition and Industry Position


(1) INSURANCE BROKERAGE AND CONSULTING SERVICES


     Rollins Hudig Hall Co. ("RHH"), Rollins Hudig Hall Holdings b.v. ("Hudig"), Aon Risk Services, Inc. ("ARS"), Aon Specialty Group, Inc. ("ASG"), Godwins International, Inc. ("Godwins") and Nicholson Leslie Group, Limited ("NL").


     Rollins Hudig Hall Group, Inc., ("RHH Group"), is a holding company for the Registrant's commercial brokerage and consulting operation. RHH Group is the third largest brokerage and consulting services firm in the world. In early 1993, the Registrant completed the acquisition of the remaining outstanding interest in its London-based wholesale broker, Nicholson Leslie Group, Limited (formerly Nicholson Chamberlain Colls Limited.) The RHH Group companies have offices around the world and employ more than 13,000 professionals and support personnel who serve the diverse needs of the Registrant's growing multinational client base.


     RHH is ranked second among commercial insurance brokerage firms in the United States in terms of gross revenues (Business Insurance, July 18, 1994). Its subsidiaries operate in a highly competitive industry and compete with a large number of insurance brokerage and agency firms as well as individual brokers and agents and direct writers of insurance coverage. RHH subsidiaries offer comprehensive services to clients which range from small businesses to major corporations, including placement of all lines of insurance, actuarial

------------
/1/The Registrant's Union Fidelity Life Insurance Company subsidiary and its The Credit Life Insurance Company subsidiary merged in 1993 and all lines of business conducted by the separate companies prior to the merger are now conducted by Union Fidelity Life Insurance Company.

services, proprietary risk management information systems, captive management, and risk management and loss control consulting. It has also developed certain specialist niche areas such as marine, aviation, directors and officers liability, financial institutions, construction, energy, public entities, leisure, entertainment and fine art. Hudig traces its commercial broking roots to 1688 and is one of the premier brokers in Continental Europe with some 70 European offices and approximately 2,100 employees. Hudig has subsidiaries in more than thirty countries and, together with an unaffiliated English broker, is part of a joint venture that owns a network of insurance broking offices in Southeast Asia.

     RHH and Hudig operate through subsidiaries with owned offices in North America and Europe, as well as in the Far East, the Middle East, Central and Latin America, and Australia. RHH is actively pursuing expansion in Latin America and the far East. During 1994, Hudig subsidiaries opened offices in Russia, Finland, Turkey, Portugal and Slovakia, and expanded its rapidly growing European art brokerage business, operating under the name ArtScope, with acquisitions of specialized art brokers in France and Germany. Together with its Huntington T. Block operation in Washington, D.C. RHH is now one of the leading art brokerage specialists in the world. RHH also acquired an Australian broker specializing in group programs, making RHH one of the largest such brokers in that part of the world.

     ARS offers creative, flexible and economical solutions to clients requiring alternative risk services. ARS subsidiaries, Aon Re Inc., formerly Aon Reinsurance Agency, Inc. ("Aon Re") and Aon Risk Consultants, Inc., specialize in providing reinsurance brokerage and consulting services. Aon Re ranked second in 1993 among United States reinsurance intermediaries in terms of gross revenues as published in Business Insurance (October 31, 1994).

     Aon Re Worldwide, formed in 1993 to bring together all the reinsurance operations of ARS, has become one of the top reinsurance intermediaries in the world. The captive management and alternative market services in Europe were combined under the name Aon Risk Services (Europe). In 1994, new offices were opened in Luxembourg and The Netherlands. Agricultural Risk Management in London, specializing in the evaluation of agricultural risk, was acquired in early 1995. Through Aon Risk Consultants, ARS offers actuarial expertise, catastrophe modeling and alternative risk financing products to the global marketplace. SLE Worldwide is a leading managing general underwriter in the sports, leisure and entertainment industries, both domestically and abroad.

     ASG addresses the highly specialized product development, consulting and administrative needs of associations, affinity groups and financial services companies nationwide. ASG operating subsidiaries market and broker both the primary and reinsurance risks of these programs. Go Pro, Inc. acts as an underwriting manager for property and liability programs for government entities, public officials, school boards and law enforcement agencies. Aon Direct Group is ASG's direct marketer of specialty insurance products for associations and affinity groups.

     Media/Professional Insurance (M/PI), a division of Aon Direct Group, is one of the largest providers of libel and other insurance to the broadcast and print media in the United States. Its Bankers Insurance Service Corp. subsidiary is an underwriting manager that serves the mortgage banking industry. Its Scarborough & Co. subsidiary provides similar underwriting services to community banks, mortgage and savings institutions.

     ASG formed the Aon Alliance in 1993 to bring together expertise from throughout the Registrant's operating subsidiaries to deliver value-added service to the health-care industry, especially hospitals. The Aon Alliance provides professional liability insurance, software systems, reinsurance, benefits, risk management, claims investigation, workers' compensation, retail brokerage services and underwriting management. As part of its overall health-care strategy, ASG, in 1994, acquired OUM & Associates, an underwriting manager and program administrator with a specialization in medical malpractice coverages.

     Employee training has long been an area of expertise for Aon companies, and the 1994 acquisition of Pecos River Learning Centers, Inc. extends that expertise into a broad range of industries, including some of the largest multinational corporations. Further, it builds upon a tradition of nationally recognized customer-satisfaction consulting and training programs developed for the automobile industry by Ryan Insurance Group, Inc. subsidiaries.

     The Registrant serves the employee benefits needs of clients around the world through subsidiaries of Godwins and through the European benefits operations of Hudig. Godwins and its affiliated subsidiaries do business as Godwins Booke and Dickenson ("GBD"), and serve the United States and Latin America. GBD was formed after the July 1, 1993 merger with Booke & Company Inc., an actuarial and employee benefits consulting firm.

     In the United States, the benefits environment continues to change as companies look for ways to manage their benefits costs while increasing the choices offered to their employees. GBD, with its expertise in all areas of benefits and compensation, and its access to the Registrant's other subsidiaries, is well-positioned to serve this market. Existing business continued to be influenced by a sluggish benefits consulting environment in the United States. Benefits issues in foreign countries are becoming more complicated, and Hudig and Godwins anticipates increased demand for their services in these markets.

     The late-1994 acquisition of HRStrategies Inc. marks an important expansion for GBD. HRStrategies specializes in human resources strategy development, employee selection, and identification and development of employee skill and skills assessment systems. As employers contend with a steadily shrinking skilled labor pool, the ability to identify, motivate and compensate the skilled worker becomes increasingly important.

     NL is a London based Lloyd's broker that was formed as a result of Nicholson Chamberlain & Coll's 1993 acquisitions of the assets of Leslie & Godwins and the remaining outstanding shares of Nicholson Chamberlain & Colls. It places wholesale and reinsurance business in the London and international markets, serving the needs of a wide range of clients around the world. A significant majority of NL's revenue is derived from sources unaffiliated with Aon.

     During 1994, Aon acquired Lloyd's broker Jenner Fenton Slade Group Limited
(JFS), a premier energy insurance and reinsurance brokerage firm. The acquisition of JFS expands the expertise of Aon in this important and growing area. The energy brokerage operations of NL will be integrated into JFS.


(2) LIFE INSURANCE


     The Life Insurance Company of Virginia ("LOV"), Combined Insurance Company of America ("Combined Insurance"), Combined Life Insurance Company of New York ("CLICNY"), Globe Life Insurance Company ("Globe") and Union Fidelity Life Insurance Company ("Union Fidelity").

     The Registrant's life insurance subsidiaries are part of a highly competitive industry. LOV is the Registrant's principal life company. LOV and its broker-dealer subsidiary conducts operations through a combination of branch offices, independent broker arrangements, national and regional stock brokerage houses and financial institutions. Collectively, LOV operates through 150 career and independent agencies with approximately 386 field representatives and has contracts with approximately 17,000 independent brokers. LOV also operates through 159 national and regional stock brokerage houses and 7 financial institutions and has contracts with some 17,000 stockbrokers and representatives in financial institutions. LOV's franchise distribution system, the Forth Financial Network, operates through 28 franchises supporting approximately 400 agents marketing capital accumulation and traditional life products underwritten by LOV and unrelated insurers. Business written by LOV includes a complete portfolio of regular ordinary life insurance, individual and group annuities, group life and group disability, variable life, variable annuities and universal life coverages. In 1993 (the most recent year for which comparative tables are available), LOV ranked 50th in terms of total life premiums and annuity premiums written. In terms of total ordinary life insurance in force, LOV ranked 71st.

     Combined Insurance and its wholly-owned subsidiary, CLICNY (which operates exclusively in the state of New York) market primarily whole life products through direct sales career agents in the United States. Unit-linked products are sold in the United Kingdom by Combined Life Assurance Company Limited, an indirect, wholly owned subsidiary of the Registrant. Life insurance business is conducted in 49 states, Canada, the United Kingdom, Ireland, Germany, Australia and New Zealand, by the Registrant's life insurance subsidiaries. Combined Insurance ranked among the top 100 life insurance companies in the United States in terms of total life premiums in 1993.

     Union Fidelity focuses on third-party and affinity clients in marketing life products, while the Group Division of Combined Insurance concentrates on the small-employer group market offering products underwritten by Combined Insurance.


(3) ACCIDENT AND HEALTH INSURANCE

     Combined Insurance, CLICNY, Union Fidelity, Ryan Insurance Group, Inc. ("Ryan"), Globe, and LOV.


     Through its various operating subsidiaries, the Registrant's accident and health operations serve individuals, businesses, affinity groups and associations in North America, Europe and the Pacific. The accident and health distribution network encompasses the agents of Combined Insurance, the direct-response marketing capabilities of Union Fidelity, the agents and brokers of the Group Division of Combined Insurance, and the automobile dealers and financial institutions that market the products of Ryan.

     Combined Insurance, the Registrant's principal accident and health insurer, has a direct sales force of more than 9,000 career agents calling on individuals to sell a broad spectrum of accident and health products. It is one of the few companies with agents that call on customers every six months to renew and to sell additional coverage. Combined Insurance offers a wide range of accident only and sickness only insurance products including short term disability, cancer aid, Medicare supplement and disability income coverage. Combined Insurance's products are primarily fixed indemnity disability based, thereby not subject to exposure to escalating medical costs. Combined Insurance offers a
simplified accident and sickness long-term disability policy.   In 1993,
Combined Insurance was ranked among the top 10 companies in the United States in terms of individual non-cancelable and guaranteed renewable accident and health insurance premiums written and ranked 24th among all United States companies in terms of total accident and health insurance premiums written.

     Operating in the United States in the highly competitive direct response marketing segment of the industry, Union Fidelity and the Group Division of Combined Insurance serve different markets with different products. Through emphasis on service to sponsored and affiliated groups, Union Fidelity continues to capture a stable share of the direct response market.

     The Group Division of Combined Insurance operates in the small-group market, with life, long-and short-term disability, and dental insurance products sold through managing general agents, brokers and LOV's career agent system and agents of endorsed companies. The group life and disability products are underwritten by Combined Insurance and administered through the Trevose, Pennsylvania facility. These products are generally targeted at businesses with fewer than 500 lives. In particular, the Group Division of Combined Insurance offers a portfolio of products designed for small companies desiring a flexible benefits package for employees.

     Ryan (with policies underwritten by Globe and Union Fidelity) is the largest independent marketer of credit life and disability products sold through automobile dealers. Union Fidelity sells short and long-term credit related insurance products to qualified borrowers from financial institutions and mortgage companies through a captive sales force and select brokers and general agents. In terms of direct premiums written with respect to credit life insurance, Globe ranked third among all companies in 1993. In January 1995, Globe merged with Combined Insurance. Ryan subsidiaries operate in a highly competitive industry, competing against numerous insurers and insurance agents engaged in selling credit life and disability insurance, including some which also provide finance and consulting services to automobile dealers. Ryan also is in direct competition with lending institutions which operate on a national basis, some of which have working arrangements with insurance companies writing credit insurance. Substantially all of the credit insurance sold by Ryan subsidiaries is generated through dealers or financial institutions who have no legal obligation or commitment to continue as agents for Ryan and are free to terminate such relationships and act as agents for, and place insurance with, Ryan's competitors.


(4) SPECIALTY PROPERTY AND CASUALTY INSURANCE


     Ryan, Virginia Surety Company, Inc. ("VSC"), London General Insurance Company, Ltd. ("London General"), and Dearborn Insurance Company ("Dearborn").


     The Registrant's specialty property and casualty insurance business, conducted by subsidiaries VSC, Dearborn & London General, has traditionally been composed primarily of extended warranty insurance products, professional liability insurance coverages, workers' compensation and specialty financial institution coverages. During 1994, VSC continued its withdrawal from the direct risk-taking and underwriting of certain lines of property and casualty business except extended warranty and the reinsurance of various liability programs. VSC and London General continue to be the largest independent providers of automobile extended warranties worldwide. Ryan's automobile warranty products are sold in the United Kingdom, Ireland, France, the Netherlands, Belgium and Spain.

     During 1994, Aon Warranty Group was created to handle certain extended warranty products on automobiles, electronic goods, personal computers and appliances. In addition, the company acquired Independent Dealer Services Inc.
(IDS) of St. Louis, a major extended warranty marketing and administration company for electronic goods, personal computers and appliances.


LICENSING AND REGULATION

     Insurance companies must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced by the states in the United States, by industry self-regulating agencies in the United Kingdom, and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the United States utilize accounting principles which are different from the generally accepted accounting principles used in stockholders' reports. The statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are based, in general, on a liquidation concept while generally accepted accounting principles are based on a going concern concept.

     The state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). This Association seeks to promote uniformity of and to enhance the state regulation of insurance. Both the NAIC and the individual states have significantly increased their focus on the solvency of insurance companies. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. The increase in any solvency related oversight by the states will not have any significant impact on the insurance business of the Registrant.

     In addition, the NAIC has developed a formula for analyzing insurers called risk based capital ("RBC"). RBC is intended to establish "minimum" capital threshold levels that vary with the size and mix of business of a company. It is designed to identify companies with the capital levels that may require regulatory attention. RBC does not have any significant impact on the insurance business of the Registrant.

     Insurance companies are generally not subject to any federal regulation of their insurance business because of the existence of a federal law commonly known as the McCarran-Ferguson Act. McCarran-Ferguson provides the insurance industry with immunity from certain aspects of the federal anti-trust law and exempts the business of insurance from federal regulation. In the past several years there have been a number of recommendations that McCarran-Ferguson be repealed entirely or modified to remove the industry's anti-trust exemption and subject it to federal regulation. If McCarran-Ferguson were to be repealed or modified, state regulation of the insurance business would continue. The result could be an additional layer of federal regulation. The Registrant expects that any repeal of anti-trust exemptions available to insurers under the McCarran-Ferguson Act would not have a significant impact on its operations.

     The state insurance holding company laws require prior notice to and approval of the domestic state insurance department of intracorporate transfers of assets within the holding company structure, including the payment of dividends by insurance company subsidiaries. In addition, sales of credit insurance by Ryan's agents and premium finance loans by Cananwill, Inc., an indirect wholly-owned subsidiary of the Registrant, are subject to one or more of truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer legislation. Failure to comply with such laws or regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

     Regulatory authorities in the states in which the operating subsidiaries of RHH Group conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing general agents, reinsurance intermediaries or adjusters. Under the laws of most states, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state. The manner of operating in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that a firm operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, RHH Group subsidiaries have arrangements with residents or business entities licensed to act in the state.

     If their sales activities so require, employees of some of the Registrants are registered with one of the Registrant's three broker-dealer subsidiaries. These broker-dealers and employees registered therewith are subject to the Securities Exchange Act of 1934, to rules and regulations promulgated thereunder by the SEC and to state securities laws and regulations.

     There continues to be activity in the area of health care reform at the state levels in the United States. Numerous states have had legislation introduced to reform the health care system and such legislation has passed in several states. While it is impossible to forecast the precise nature of future state health care changes, the Registrant does not expect a major impact on its operations because of the supplemental nature of most of the policies issued by its insurance subsidiaries and because the coverages are primarily purchased to provide financial protection through loss of time or disability benefits. If health care reform does not provide for a significant role for insurance companies currently writing primary medical coverage, the Registrant expects that some of those companies would increase their participation in other segments of the accident and health insurance business, perhaps heightening the competition with Combined Insurance. Combined Insurance and its subsidiaries currently operate successfully in several foreign countries which have national health plans in effect.


MORTGAGE LOAN AND REAL ESTATE INVESTMENTS

     Mortgage loans and real estate investments held by the Registrants' subsidiaries at December 31, 1994 were $567.5 million and $35.6 million, respectively. Commercial mortgage loans represent over 98% of total mortgage loans at December 31, 1994. Mortgage loans and real estate in the South Atlantic region totalled $307.6 million and $26.8 million, respectively, at December 31, 1994. The five states carrying the highest concentrations of these mortgage loans and real estate investments are listed below by each category.

(millions)

MORTGAGE LOANS       1994     1993     REAL ESTATE    1994    1993
-----------------  ------   ------  --------------   -----   -----
     Virginia      $126.1   $131.8  Virginia         $14.5   $12.2
     Maryland        60.2     53.1  Florida            3.9     4.5
     Florida         56.0     46.1  South Carolina     3.4     4.4
     New Jersey      53.2     66.5  Georgia            2.9     3.0
     California      36.3     41.5  New Jersey         2.9     0.1

CAPITAL ACCUMULATION INVESTMENT TYPE CONTRACTS

     The capital accumulation products sold by the Registrant's insurance subsidiaries in 1994 and 1993 had the earned revenue composition presented in the following table:

(millions)                            1994                         1993
                           ---------------------------  ---------------------------
      PRODUCT TYPE         EARNED REVENUE  % OF TOTAL   EARNED REVENUE  % OF TOTAL
-------------------------  --------------  -----------  --------------  -----------
Interest sensitive life            $208.3        37.8%          $207.7        38.0%
Unit-linked life                     14.7         2.7%            14.6         2.7%
Annuities                           213.9        38.8%           219.5        40.2%
Guaranteed
 investment contracts               114.4        20.7%           104.4        19.1%
                                   ------       -----           ------       -----
     Total:                        $551.3       100.0%          $546.2       100.0%
                                   ======       =====           ======       =====

     Among these product types, those that are investment type contracts (as defined by Statement of Financial Accounting Standards No. 97) are annuities (approximately 87% are single premium deferred annuities) and guaranteed investment contracts. Significant terms and conditions of these contracts are described below.

     SINGLE PREMIUM DEFERRED ANNUITIES (SPDAS):   The Registrant's insurance
subsidiaries had approximately $2 billion of SPDA reserves in force at December 31, 1994. SPDAs are single premium accumulation vehicles with one, three or five year interest rate guarantees, after which declared one year guaranteed renewal rates are set based on prevailing economic conditions. There is a minimum guaranteed interest rate of 4% on most policies. Policies contain decreasing surrender charges for either a five or seven year period, and contain several guaranteed income options at maturity. Approximately 13% of the in force SPDA policyholder funds have a bailout option where, if the declared renewal interest rate is less than the initial rate, the policyowner may surrender the policy without a surrender charge. The policyowner has a 30 to 60-day time period in which to exercise this option.

     GUARANTEED INVESTMENT CONTRACTS (GICS): The Registrant's insurance subsidiaries had approximately $1.6 billion in GIC contracts outstanding at December 31, 1994. Of these, 65% are fixed rate contracts originally written with a maturity from two to six years. The average maturity of the fixed rate GIC pool was 2.4 years at December 31, 1994. Most of these contracts either cannot be liquidated prior to maturity, or if they can be liquidated by the contractholder, they are subject to a market value adjustment calculated to provide a significant penalty to the contractholder. The remaining 35% of the GICs are variable rate contracts which have rates that float monthly based on an index relating to money market yields. These contracts have no fixed maturities but may be liquidated in seven days to one year, depending on the contract, at the contractholder's request. The Registrant's insurance subsidiaries may, at their option, change the index, but if they do so, the contractholder would have a right to liquidate the contract.

     Most of the GICs are benefit sensitive to varying degrees. As of December 31, 1994, most GIC contracts were for the benefit of qualified retirement plans. The terms of these investment type contracts are typical of similar products sold by competitors.


CLIENTELE

     No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant.


EMPLOYEES

     The Registrant's subsidiaries, at the end of 1994, had more than 18,000 salaried and hourly employees and approximately 9,000 sales representatives who are generally compensated wholly or primarily by commission.


ITEM 2.  PROPERTIES.

     The Registrants' subsidiaries own and occupy office buildings in seven states, Puerto Rico and certain foreign countries, and lease office space elsewhere in the United States and in various foreign cities. Loss of the use of any owned or leased property, while potentially disruptive, would have no material impact on the Registrant.


ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant hereby incorporates by reference note 11 of the Notes to Consolidated Financial Statements on page 48 of the Annual Report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. The executive officers of the Registrant were elected to their current positions on April 15, 1994 to serve until the meeting of the Board following the annual meeting of stockholders on April 20, 1995. Ages shown are as of March 15, 1995.

     For information concerning certain executive officers of the Registrant, see item 10, below. As of March 15, 1995, the following are also executive officers of the Registrant as defined in Rule 16a-1(f):


                             HAS CONTINUOUSLY
                               SERVED AS AN
                                 OFFICER
                             OF REGISTRANT OR
      NAME, AGE, AND              ONE OR
      CURRENT OFFICE           MORE OF ITS
       OR PRINCIPAL            SUBSIDIARIES               BUSINESS EXPERIENCE
         POSITION                 SINCE                      PAST 5 YEARS
---------------------------  ----------------  ---------------------------------------------------
Harvey N. Medvin,  58             1972         Mr. Medvin became Vice President and Chief
Executive Vice President,                      Financial Officer of the Registrant in
Chief Financial Officer                        1982 and was elected to his current position in
and Treasurer                                  1987. He also serves as a Director or Officer of
                                               certain of the Registrant's subsidiaries.

Daniel T. Cox, 49                 1986         Mr. Cox was elected to his current position in 1991
Executive Vice President                       and has served as Chairman and Chief
                                               Executive Officer of LOV since 1988 and of Union
                                               Fidelity since 1989. Mr. Cox has headed the
                                               Registrant's benefits consulting operation since
                                               1987. He also serves as Director or
                                               Officer of certain of the Registrant's subsidiaries.

Michael A. Conway, 48             1990         Mr. Conway was Vice President of Combined
Senior Vice President and                      Insurance from 1980 to 1984. Following other
Senior Investment Officer                      employment, Mr. Conway rejoined the Registrant
                                               in 1990 as Senior Vice President of
                                               Combined Insurance and was elected to his
                                               current position in 1991. He also serves as
                                               Director or Officer of certain of the
                                               Registrant's subsidiaries.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York, Chicago and London stock exchanges. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data on page 51 of the Annual Report.

     The Registrant had approximately 14,000 holders of record of its Common Shares as of February 28, 1995.

     The Registrant hereby incorporates by reference note 7 of the Notes to Consolidated Financial Statements on pages 43 and 44 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Registrant hereby incorporates by reference the "Selected Financial Data" table on page 50 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Registrant hereby incorporates by reference "Management's Analysis of Operating Results and Financial Condition" on pages 27 through 32 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The Registrant hereby incorporates by reference the following statements, notes and data from the Annual Report.

                                                              Page(s)
                                                              -------
            Consolidated Financial Statements................. 33-37
            Notes to Consolidated Financial Statements........ 38-48
            Report of Ernst & Young LLP, Independent Auditors.    49
            Quarterly Financial Data..........................    51

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant hereby incorporates by reference the information on pages 3 and 6 of the Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement For Annual Meeting of the Stockholders on April 20, 1995, of the Registrant ("Proxy Statement") concerning the following Directors of the Registrant, each of whom also serves as an executive officer of the Registrant as defined in Rule 16a-1(f): Patrick G. Ryan and Raymond I. Skilling. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION.

     The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 1994 Fiscal Year" and "Pension Plan Table" on pages 11 through 13 of the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Registrant hereby incorporates by reference the share ownership data contained on pages 2, 7 and 8 of the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Registrant hereby incorporates by reference the information under the heading "Transactions with Management" on page 17 of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) AND (2). The Registrant has incorporated by reference from the Annual Report (see Item 8) the following consolidated financial statements of the Registrant and subsidiaries:

                                                                         ANNUAL
                                                                         REPORT
                                                                         PAGE(S)
                                                                         -------
Consolidated Statements of Income--Years Ended December 31, 1994, 1993
 and 1992                                                                 33

Consolidated Statements of Financial Position--As of December 31, 1994
 and 1993                                                                 34-35

Consolidated Statements of Stockholders' Equity--Years Ended December
 31, 1994, 1993 and 1992                                                  36

Consolidated Statements of Cash Flows--Years Ended December 31, 1994,
 1993 and 1992                                                            37

Notes to Consolidated Financial Statements                                38-48

Report of Ernst & Young LLP, Independent Auditors                         49

Financial statement schedules of the Registrant and consolidated subsidiaries not included in the Annual Report but filed herewith:
     Consolidated Financial Statement Schedules--

                                                                        Schedule
                                                                        --------
       Summary of Investments-Other than Investments in Related Parties      I
       Parent Company Condensed Financial Statements                        II
       Supplementary Insurance Information                                 III
       Reinsurance                                                          IV
       Valuation and Qualifying Accounts                                     V
       Schedule VI is omitted as it is immaterial



(A)(3).  EXHIBITS

   (a) Second Restated Certificate of Incorporation of the Registrant-- incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ending December 31, 1991 (the "1991 Form 10-K").

   (b) Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation--incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ending March 31, 1994 (the "First Quarter 1994 Form 10-Q").

   (c) Bylaws of the Registrant--incorporated by reference to Exhibit (d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ending December 31, 1982 (the "1982 Form 10-K").

   (d) Indenture dated September 15, 1992 between the Registrant and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee--incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 23, 1992.

   (e) Resolutions establishing terms of 6.875% Notes Due 1999 and 7.40% Notes Due 2002--incorporated by reference to Exhibit 4(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ending December 31, 1992.

   (f) Resolutions establishing the terms of 6.70% Notes Due 2003 and 6.30% Notes Due 2004--incorporated by reference to Exhibits 4(c) and 4(d) of the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993.

   (g) Certificate of Designation for the Registrant's 8% Cumulative Perpetual Preferred Stock, $1.00 par value--incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (the "Third Quarter 1992 Form 10-Q").

   (h) Certificate of Designation for the Registrant's 6 1/4% Cumulative Convertible Exchangeable Preferred Stock, $1.00 par value--incorporated by reference to Exhibit 4(b) to the Third Quarter 1992 Form 10-Q.

   (i) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock--incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

   (j) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co. Inc.--incorporated by reference to exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

   (k) Registration rights agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick G. Ryan and Andrew J. McKenna)--incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

   (l) Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates--incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ending December 31, 1987 ("1987 Form 10-K").

   (m) Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin--incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

   (n) Statement regarding Computation of Per Share Earnings.

   (o) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

   (p) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

   (q) Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan--incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

   (r) Annual Report to Stockholders of the Registrant for the year ended December 31, 1994 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

   (s) List of subsidiaries of the Registrant.

   (t) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of their report included in the 1994 Annual Report to Stockholders and into Aon's Registration Statement Nos. 2-79114, 2-82791, 33-27984, 33-42575, and 33-57562.

   (u) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1994--to be filed by amendment as provided in Rule 15d-21(b).

   (v) Executive Compensation Plans and Arrangements:

       (A) Aon Stock Option Plan--incorporated by reference to Exhibit 10(a) of the 1990 Form 10-K.

       (B) First Amendment to Aon Stock Option Plan--incorporated by reference to the Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994 (the "Second Quarter 1994 Form 10-Q").

       (C) Second Amendment to Aon Stock Option Plan--incorporated by reference to Exhibit 10(c) to the Second Quarter 1994 Form 10-Q.

       (D) 1994 Restatement of Aon Savings Plan.

       (E) 1994 Restatement of Aon Employee Stock Ownership Plan.

       (F) Ryan Insurance Group, Inc. Stock Option Plan together with Stock Option Assumption Agreement providing for amendment of the plan-- incorporated by reference to Exhibit 4(b) to Registration Statement No. 2-79114 on Form S-8.

       (G) Aon Stock Award Plan, as amended--incorporated by reference to
           Exhibit 10(a) to the First Quarter 1994 Form 10-Q.

       (H) First Amendment to the Aon Stock Award Plan--incorporated by reference to Exhibit 10(b) to the Second Quarter 1994 Form 10-Q.

       (I) Second Amendment to Aon Stock Award Plan--incorporated by reference to Exhibit 10(d) to the Second Quarter 1994 Form 10-Q.

       (J) 1994 Restatement of Aon Pension Plan.


(b)  Reports on Form 8-K.

     The Registrant filed no Current Reports on Form 8-K during the last quarter of the Registrant's year ended December 31, 1994.

                                   SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 17TH DAY OF MARCH, 1995.

                                         Aon Corporation



                                         By        /s/PATRICK G. RYAN
                                           --------------------------------
                                           Patrick G. Ryan, Chairman, President
                                           and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


        SIGNATURE                        TITLE                        DATE
        ---------                        -----                        ----


   /s/PATRICK G. RYAN         Chairman, President, Chief          March 17, 1995
------------------------      Executive Officer and Director
     Patrick G. Ryan          (Principal Executive Officer)



  /s/DANIEL T. CARROLL        Director                            March 17, 1995
------------------------
     Daniel T. Carroll



  /s/FRANKLIN A. COLE         Director                            March 17, 1995
------------------------
     Franklin A. Cole


   /s/PERRY J. LEWIS          Director                            March 17, 1995
------------------------
      Perry J. Lewis


   /s/JOAN D. MANLEY          Director                            March 17, 1995
------------------------
      Joan D. Manley


  /s/ANDREW J. MCKENNA        Director                            March 17, 1995
------------------------
    Andrew J. McKenna

  /s/NEWTON N. MINOW          Director                            March 17, 1995
------------------------
     Newton N. Minow



   /s/PEER PEDERSEN           Director                            March 17, 1995
------------------------
     Peer Pedersen



  /s/DONALD S. PERKINS        Director                            March 17, 1995
------------------------
    Donald S. Perkins


 /s/JOHN W. ROGERS, JR.       Director                            March 17, 1995
------------------------
   John W. Rogers, Jr.


 /s/GEORGE A. SCHAEFER        Director                            March 17, 1995
------------------------
   George A. Schaefer


 /s/RAYMOND I. SKILLING       Director                            March 17, 1995
------------------------
   Raymond I. Skilling


 /s/JOHN E. SWEARINGEN        Director                            March 17, 1995
------------------------
   John E. Swearingen


   /s/FRED L. TURNER          Director                            March 17, 1995
------------------------
     Fred L. Turner


  /s/ARNOLD R. WEBER          Director                            March 17, 1995
------------------------
    Arnold R. Weber



  /s/HARVEY N. MEDVIN         Executive Vice President,           March 17, 1995
-----------------------       Chief Financial Officer and
   Harvey N. Medvin           Treasurer (Principal Financial
                              and Accounting Officer)

                                                                  SCHEDULE I

                       Aon Corporation and Subsidiaries

                  CONSOLIDATED SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1994

                                                                              Amount shown
                                                                              in Statement
(millions)                                           Amortized     Fair       of Financial
                                                       Cost        Value        Position
                                                     ---------    --------    ------------
Fixed Maturities - held to maturity:
  U.S. government and agencies................       $     3.2    $    3.3      $    3.2
  States and political subdivisions...........             2.4         2.5           2.4
  Corporate securities........................           833.7       784.4         833.7
  Public utilities............................           554.7       521.8         554.7
  Mortgage-backed securities..................         1,589.8     1,437.6       1,589.8
                                                     ---------    --------      --------
    TOTAL FIXED MATURITIES HELD
      TO MATURITY.............................         2,983.8     2,749.6       2,983.8
                                                     ---------    --------      --------
Fixed Maturities - available for sale:
  U.S. government and agencies................           188.9       187.2         187.2
  States and political subdivisions...........           392.9       406.9         406.9
  Debt securities of foreign governments
   not classified as loans....................           607.9       609.9         609.9
  Corporate securities........................         1,298.7     1,265.0       1,265.0
  Public utilities............................           282.4       269.8         269.8
  Mortgage-backed securities..................         1,478.3     1,358.0       1,358.0
  Other fixed maturities......................            68.7        63.5          63.5
                                                     ---------    --------      --------
    TOTAL FIXED MATURITIES AVAILABLE
      FOR SALE................................         4,317.8     4,160.3       4,160.3
                                                     ---------    --------      --------

Equity securities - available for sale
  Common stocks:
  Public utilities............................            91.7        81.4          81.4
  Banks, trusts, and insurance companies......            81.5        79.7          79.7
  Industrial, miscellaneous, and all other....           136.8       153.8         153.8
  Nonredeemable preferred stocks..............           679.7       624.4         624.4
                                                     ---------    --------      --------
    TOTAL EQUITY SECURITIES...................           989.7    $  939.3         939.3
                                                     ---------    --------      --------

Mortgage loans on real estate.................           597.2*                    567.5*
Real estate - net of depreciation.............            35.6                      35.6
Policy loans..................................           214.9                     214.9
Other long-term investments...................           104.6*                     97.9*
Short-term investments........................           783.2                     783.2
                                                     ---------                  --------
      TOTAL INVESTMENTS.......................       $10,026.8                  $9,782.5
                                                     =========                  ========

*Differences between amortized cost and amounts shown in Statement of Financial
 Position result from certain valuation allowances.

                                                                     SCHEDULE II

                                Aon Corporation
                               (Parent Company)
                  CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                               As of December 31
(millions)                                                      1994      1993
                                                              --------  --------
ASSETS
  Investments in subsidiaries...............................  $3,024.7  $2,788.8
  Notes receivable--subsidiaries............................     468.3     451.6
  Other assets..............................................       8.6      34.1
                                                              --------  --------
    Total Assets............................................  $3,501.6  $3,274.5
                                                              ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  LIABILITIES
  Short-term borrowings ....................................  $  243.9  $  168.6
  6.3% long-term debt securities ...........................      99.7       --
  7.4% long-term debt securities ...........................      99.8      99.8
  6.875% long-term debt securities .........................      99.8      99.7
  6.7% long-term debt securities ...........................     149.6     149.6
  7.5% long-term debt securities ...........................       --      124.9
  Notes payable--other......................................      22.0      22.5
  Notes payable--subsidiaries ..............................     372.7     217.9
  Debt guarantee of employee stock
   ownership plan ..........................................      65.5      72.5
  Accrued expenses and other liabilities....................      41.2      31.2
                                                              --------  --------
    Total Liabilities ......................................   1,194.2     986.7
                                                              --------  --------

  Redeemable Preferred Stock................................      50.0       --

  STOCKHOLDERS' EQUITY
  Preferred stock ..........................................      11.1      13.8
  Common stock .............................................     110.6      70.0
  Paid-in additional capital................................     485.2     605.7
  Net unrealized investment gains (losses) of subsidiaries..    (142.8)     50.3
  Net foreign exchange losses of subsidiaries...............     (19.7)    (61.0)
  Retained earnings.........................................   1,998.1   1,784.9
  Less treasury stock at cost...............................     (72.9)    (69.3)
  Less deferred compensation................................    (112.2)   (106.6)
                                                              --------  --------
    Total Stockholders' Equity .............................   2,257.4   2,287.8
                                                              --------  --------
    Total Liabilities and Stockholders' Equity..............  $3,501.6  $3,274.5
                                                              ========  ========

                 See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     (Continued)
                                Aon Corporation
                               (Parent Company)
                        CONDENSED STATEMENTS OF INCOME

                                                         Years ended December 31
                                                         ------------------------
                                                          1994     1993     1992
                                                         ------   ------   ------
(millions)

REVENUE
  Dividends from subsidiaries..........................  $166.2   $248.7   $202.4
  Other investment income..............................    34.8     10.8      9.4
  Realized investment losses...........................     --      (2.1)     --
                                                         ------   ------   ------
    Total Revenue......................................   201.0    257.4    211.8

EXPENSES
  Operating and administrative(1)......................     2.3      4.7     (6.5)
  Interest--subsidiaries...............................    12.2      5.2      5.9
  Interest--other......................................    45.1     41.3     35.4
                                                         ------   ------   ------
    Total Expenses.....................................    59.6     51.2     34.8
                                                         ------    -----   ------

 INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME
  OF SUBSIDIARIES AND CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES.....................   141.4    206.2    177.0

Equity in undistributed income of subsidiaries.........   218.6    117.6     29.2
                                                         ------   ------   ------

 INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGES IN ACCOUNTING PRINCIPLES.....................   360.0    323.8    206.2

  Cumulative effect of changes in accounting principles.     --       --    (79.6)
                                                         ------   ------   ------

    NET INCOME.........................................  $360.0   $323.8   $126.6
                                                         ======   ======   ======

================================================================================

(1) Operating and administrative expenses include employee benefit plan credits of $3.4 million and a tax credit of $9.3 million in 1992.


                 See notes to condensed financial statements.

                                                                     SCHEDULE II
                                                                     (Continued)

                                Aon Corporation
                               (Parent Company)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                        Years ended December 31
                                                      ---------------------------
                                                        1994     1993       1992
                                                      -------   -------   -------
(millions)

Cash Flows From Operating Activities................  $ 164.1   $ 186.3   $ 178.7

Cash Flows From Investing Activities:
  Sale or maturity of investments...................        -         -       0.2
  Purchase of investments...........................        -         -      (0.1)
  Investments in subsidiaries.......................    (31.3)   (178.9)   (105.3)
  Notes receivable from subsidiaries................    (15.5)     34.8    (152.3)
                                                      -------   -------   -------
      Cash Used by Investing Activities.............    (46.8)   (144.1)   (257.5)
                                                      -------   -------   -------

Cash Flows From Financing Activities:
  Treasury stock transactions - net.................    (15.4)     11.4       6.9
  Issuance of short-term borrowings - net...........     75.3      53.5      51.8
  Issuance of notes payable to subsidiaries..........    74.8       4.9      13.2
  Issuance of long-term debt securities.............     99.7     149.6     199.5
  Repayment of long-term debt securities............   (125.0)   (100.0)    (75.0)
  Retirement of preferred stock.....................    (58.3)     (7.3)        -
  Cash dividends to stockholders....................   (162.3)   (151.0)   (119.5)
                                                      -------   -------   -------
      Cash Provided (Used) by Financing Activities..   (111.2)    (38.9)     76.9
                                                      -------   -------   -------


Increase (Decrease) in Cash and Cash Equivalents....      6.1       3.3      (1.9)
Cash and Cash Equivalents at Beginning of Year......      3.3         -       1.9
                                                      -------   -------   -------
Cash and Cash Equivalents at End of Year............  $   9.4   $   3.3   $     -
                                                      =======   =======   =======

                 See notes to condensed financial statements.

                                                                    SCHEDULE II
                                                                    (Continued)

                                Aon Corporation
                               (Parent Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


(1) See notes to consolidated financial statements incorporated by reference from the Annual Report.


(2) Payments made as assessments by state guaranty funds to cover losses to policyholders of insurance companies under regulatory supervision for the years ended December 31, 1994, 1993 and 1992 were $6.9 million, $5.8 million and $3.6 million, respectively. In addition, Aon's reserve for the recognition of probable assessments for known industry insolvencies was $9.9 million and $12.7 million at December 31, 1994 and 1993, respectively.


(3) Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payment of the amounts as dividends in excess of $286 million may be subject to approval by regulatory authorities.


(4) During 1993, Aon Corporation (Parent Company) reclassified $269 million of investments in subsidiaries to notes receivable--subsidiaries related to the finalization of the purchase price allocation for the 1992 acquisition of certain assets and assumption of certain liabilities of Frank B. Hall, Inc.

                                                                     SCHEDULE II
                                                                     (Continued)

                                Aon Corporation
                               (Parent Company)
                    NOTES TO CONDENSED FINANCIAL STATMENTS

    (5) Below is a reconciliation of the combined statutory stockholders' equity of Aon's insurance subsidiaries to the consolidated stockholders' equity on a basis in accordance with generally accepted accounting principles (GAAP):

                                                           As of December 31, 1994                  As of December 31, 1993
                                                 -------------------------------------------      ---------------------------
                                                 Life/A&H            P&C            Combined      Life/A&H    P&C   Combined
                                                 --------           ------          --------      --------   ------ ---------
    Statutory Stockholders' Equity                 $714.1           $284.0            $998.1        $561.3   $251.0   $812.3
    Insurance business related adjustments:
         Deferred policy acquisition costs        1,120.3             61.3           1,181.6         963.9     41.5  1,005.4
         Cost of insurance purchased                109.1                -             109.1          94.7        -     94.7
         Excess of cost over net assets purchased   148.4                -             148.4         153.5        -    153.5
         Policy liabilities and reinsurance asset   131.3                -             131.3         112.1        -    112.1
         Deferred income taxes                     (209.1)            42.5            (166.6)       (227.6)    36.9   (190.7)
         Investment valuation reserves              171.1                -             171.1         203.9        -    203.9
         Unrealized capital (losses) (FAS 115)     (158.0)               -            (158.0)            -        -        -
                                                 -------------------------------------------      ---------------------------
    Subtotal                                     $2,027.2           $387.8           2,415.0      $1,861.8   $329.4  2,191.2
                                                 =========================                        =================
    Investment in other operations and other                                           609.7                           597.6
                                                                                    --------                        ---------
    Investments in subsidiaries                                                      3,024.7                         2,788.8
    Elimination of parent company contributions                                       (767.3)                         (501.0)
                                                                                    --------                        ---------
    Consolidated Stockholders' Equity                                               $2,257.4                        $2,287.8
                                                                                    ========                        =========

                                                                  Year Ended December 31, 1994        Year Ended December 31, 1993
                                                               ----------------------------------     ----------------------------
                                                               Life/A&H         P&C      Combined     Life/A&H     P&C   Combined
                                                               --------        -----     --------     --------    ------ --------
  Statutory Net Income *                                         $271.9        $34.1       $306.0        $255.0    $62.1   $317.1
  Insurance business related adjustments:
       Deferred policy acquisition costs                          337.7         76.8        414.5         269.6     56.3    325.9
       Amortization of deferred policy acquisition costs         (227.7)       (48.5)      (276.2)       (204.1)   (53.6)  (257.7)
       Amortization of cost of insurance purchased                (13.9)           -        (13.9)        (15.5)       -    (15.5)
       Amortization of excess of cost over net assets purchased    (4.8)           -         (4.8)         (5.0)       -     (5.0)
       Policy liabilities and reinsurance assets                   19.2            -         19.2          10.5        -     10.5
       Deferred income taxes                                      (64.7)        (6.9)       (71.6)         26.3      2.7     29.0
       Change in valuation reserves                                26.6            -         26.6         (39.2)       -    (39.2)
       Realized gain on transfer of subsidiary                    (89.4)           -        (89.4)         (3.4)       -     (3.4)
       Cumulative effect of postretirement benefits                   -            -            -             -        -        -
                                                                ----------------------------------     ----------------------------
  Subtotal                                                       $255.0        $55.5       $310.3        $294.2    $67.5   $361.7
                                                                =====================                   =================
  Investment in other operations and other                                                   49.7                           (37.9)
                                                                                           ------                          ------
  Consolidated Net Income - GAAP Basis                                                     $360.0                          $323.8
                                                                                           ======                          ======

                                                                  Year Ended December 31, 1992
                                                               ----------------------------------
                                                               Life/A&H         P&C      Combined
                                                               --------        -----     --------
  Statutory Net Income *                                         $187.0        $42.1       $229.1
  Insurance business related adjustments:
       Deferred policy acquisition costs                          256.5         63.3        319.8
       Amortization of deferred policy acquisition costs         (195.0)       (57.3)      (252.3)
       Amortization of cost of insurance purchased                (20.5)           -        (20.5)
       Amortization of excess of cost over net assets purchased    (5.1)           -         (5.1)
       Policy liabilities and reinsurance assets                   47.8            -         47.8
       Deferred income taxes                                      (55.2)         2.0        (53.2)
       Change in valuation reserves                               (16.6)           -        (16.6)
       Realized gain on transfer of subsidiary                        -            -            -
       Cumulative effect of postretirement benefits               (30.0)           -        (30.0)
                                                               ----------------------------------
  Subtotal                                                       $168.9        $50.1       $219.0
                                                               =====================
  Investment in other operations and other                                                  (92.4)
                                                                                          -------
  Consolidated Net Income - GAAP Basis                                                     $126.6
                                                                                          =======

* net of intercompany dividends

                                                                    SCHEDULE III

                       Aon Corporation and Subsidiaries

                      SUPPLEMENTARY INSURANCE INFORMATION


                               Future
                               policy
                              benefits,    Unearned                                     Benefits,  Amortization
                 Deferred      losses,     premiums    Premium                           claims,   of deferred
                  policy       claims      and other  & policy    Net     Commissions, losses and    policy      Other
                acquisition   and loss   policyholder   fees   investment     fees     settlement  acquisition operating  Premiums
                 costs (1)  expenses (4)   funds (4)   revenue income (2)   & other   expenses (5)   costs (1) expenses  written (3)
(millions)      ----------- ------------ ------------ -------- ---------- ----------- ------------ ----------- --------- -----------
Year ended
December 31, 1994
  Insurance
   brokerage
   and consulting
   services...... $    --     $    --      $    --    $    --     $ 46.6    $1,375.5    $    --       $  --     $1,263.3   $    --
  Life insurance.    583.7     1,206.1      5,785.6      454.5     477.8        14.6       608.2        98.2       127.3      325.2
  A&H insurance..    645.6       732.0        625.3    1,229.3      51.6        15.7       539.9       143.4       435.6    1,307.1
  Specialty
   property
   and casualty..     61.3       440.6        520.8      249.9      45.4        20.3       156.8        48.5        56.8      335.1
  Corporate and
   other.........      --          --           --         --      138.1        37.6         --          --        141.3        --
                  --------    --------     --------   --------    ------    --------    --------      ------    --------   --------
    Total........ $1,290.6    $2,378.7     $6,931.7   $1,933.7    $759.5    $1,463.7    $1,304.9      $290.1    $2,024.3   $1,967.4
                  ========    ========     ========   ========    ======    ========    ========      ======    ========   ========

Year ended
December 31, 1993
  Insurance
   brokerage
   and consulting
   services...... $    --     $    --      $    --    $    --     $ 37.5    $1,177.5    $    --       $  --     $1,086.9   $    --
  Life insurance.    508.6     1,221.5      5,448.4      432.1     490.9        12.1       609.1        90.7       128.9      279.0
  A&H insurance..    550.0       661.8        531.2    1,130.1      54.2        16.4       483.0       128.8       422.1    1,151.4
  Specialty
   property
   and casualty..     41.5       443.0        470.4      260.8      47.0        18.4       175.2        53.9        53.6      284.0
  Corporate and
   other.........      --          --           --         --      115.6        52.2         --          --        133.5        --
                  --------    --------     --------   --------    ------    --------    --------      ------    --------   --------
    Total........ $1,100.1    $2,326.3     $6,450.0   $1,823.0    $745.2    $1,276.6    $1,267.3      $273.4    $1,825.0   $1,714.4
                  ========    ========     ========   ========    ======    ========    ========      ======    ========   ========

Year ended
December 31, 1992
  Insurance
   brokerage
   and consulting
   services......  $   --     $    --      $    --    $    --     $ 27.5    $  699.2    $    --       $  --     $  728.4   $    --
  Life insurance.    454.9     1,184.7      4,863.9      426.4     489.6        11.5       616.1        89.7       140.8      306.0
  A&H insurance..    563.8       627.1        506.8    1,121.8      60.2        16.2       494.6       125.7       420.3    1,117.5
  Specialty
   property
   and casualty..     39.1       239.3        337.4      278.1      52.3        17.9       194.9        57.7        58.4      377.8
  Corporate and
   other.........      --          --           --         --      107.4        28.4         --          --        119.4        --
                  --------    --------     --------   --------    ------    --------    --------      ------    --------   --------
    Total........ $1,057.8    $2,051.1     $5,708.1   $1,826.3    $737.0      $773.2    $1,305.6      $273.1    $1,467.3   $1,801.3
                  ========    ========     ========   ========    ======    ========    ========      ======    ========   ========

----------------
(1) Includes cost of insurance purchased.

(2) The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances.

(3) Net of reinsurance ceded.

(4) Net of reinsurance ceded in 1992.

(5) Interest expense incurred on investment-type policies for the years ended December 31, 1994, 1993 and 1992 amounted to $248.2 million, $248.5 million, and $256.3 million, respectively.

                                                                     SCHEDULE IV

                       Aon Corporation and Subsidiaries
                                  REINSURANCE

                                                            Year Ended December 31, 1994
                                            -----------------------------------------------------------
                                                                                             Percentage
                                                        Ceded to     Assumed                 of amount
                                              Gross       other     from other      Net      assumed to
(millions)                                    amount    companies   companies     amount        net
                                            ---------   ---------   ----------   ---------   ----------
Life insurance in force (1)..............   $74,047.9   $25,109.7    $1,173.9    $50,112.1       2.3%
                                            =========   =========    ========    =========      ====
Premiums and policy fees
  Life Insurance.........................   $   606.3   $   161.1    $    9.3    $   454.5       2.0%
  A&H Insurance..........................     1,218.9       114.4       124.8      1,229.3      10.2
  Specialty Property & Casualty (2)......       309.9       139.1        79.1        249.9      31.7
                                            ---------   ---------    --------    ---------      ----
Total premiums and policy fees...........   $ 2,135.1   $   414.6    $  213.2    $ 1,933.7      11.0%
                                            =========   =========    ========    =========      ====

                                                            Year Ended December 31, 1993
                                            -----------------------------------------------------------
                                                                                             Percentage
                                                        Ceded to     Assumed                 of amount
                                              Gross       other     from other      Net      assumed to
(millions)                                    amount    companies   companies     amount        net
                                            ---------   ---------   ----------   ---------   ----------
Life insurance in force (1)..............   $70,936.8   $24,800.0    $1,223.9    $47,360.7       2.6%
                                            =========   =========    ========    =========      ====
Premiums and policy fees
  Life Insurance.........................   $   582.9   $   159.4    $    8.6    $   432.1       2.0%
  A&H Insurance..........................     1,182.1       117.9        65.9      1,130.1       5.8
  Specialty Property & Casualty (2)......       281.6       130.7       109.9        260.8      42.1
                                            ---------   ---------    --------    ---------      ----
Total premiums and policy fees...........   $ 2,046.6   $   408.0    $  184.4    $ 1,823.0      10.1%
                                            =========   =========    ========    =========      ====

                                                            Year Ended December 31, 1992
                                            -----------------------------------------------------------
                                                                                             Percentage
                                                        Ceded to     Assumed                 of amount
                                              Gross       other     from other      Net      assumed to
(millions)                                    amount    companies   companies     amount        net
                                            ---------   ---------   ----------   ---------   ----------
Life insurance in force (1)..............   $70,375.8   $23,231.3    $1,475.6    $48,620.1       3.0%
                                            =========   =========    ========    =========      ====
Premiums and policy fees
  Life Insurance ........................   $   559.7   $   156.5        23.2    $   426.4       5.4%
  A&H Insurance..........................     1,177.7       151.7        95.8      1,121.8       8.5
  Specialty Property & Casualty (2)......       274.7       105.9    $  109.3        278.1      39.3
                                            ---------   ---------    --------    ---------      ----
Total premiums and policy fees...........   $ 2,012.1   $   414.1    $  228.3    $ 1,826.3      12.5%
                                            =========   =========    ========    =========      ====

(1)  Includes credit life insurance.

(2) Includes mechanical repair insurance sold through automobile dealers, appliance warranty insurance and property liability insurance.

                                                                      SCHEDULE V
                                Aon CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS

                 Years Ended December 31, 1994, 1993 and 1992


(millions)                                                                  Additions
                                                                   -------------------------
                                                     Balance at    Charged to     Charged to                   Balance
                                                     beginning      cost and        other       Deductions     at end
                  Description                         of year       expenses       accounts         (1)        of year
-----------------------------------------------      ----------    ----------     ----------    ----------    ----------
Year ended December 31, 1994
----------------------------
  Reserve for losses (2)
  (deducted from mortgage loans on real estate)         $42.0        $  -           $(12.3)       $    -        $29.7

  Reserve for losses
  (deducted from long-term bonds)                        11.7           -                -         (11.7)           -

  Reserve for losses (2)
  (deducted from other long-term investments)             9.3           -             (2.6)            -          6.7

  Allowance for doubtful accounts (3)
  (deducted from insurance brokerage and consulting
   services receivables)                                 41.2         7.0              1.3          (4.3)        45.2

  Allowance for doubtful accounts (3)
  (deducted from premiums and other)                      3.1         1.4                -          (1.3)         3.2


Year ended December 31, 1993
----------------------------
  Reserve for losses (2)
  (deducted from mortgage loans on real estate)         $23.8        $  -           $ 25.7        $ (7.5)       $42.0

  Reserve for losses (2)
  (deducted from long-term bonds)                           -           -             11.7             -         11.7

  Reserve for losses (2)
  (deducted from other long-term investments)               -           -             21.0         (11.7)         9.3

  Allowance for doubtful accounts (3)
  (deducted from insurance brokerage and consulting
   services receivables)                                 34.6         2.3              6.4          (2.1)        41.2

  Allowance for doubtful accounts (3)
  (deducted from premiums and other)                      5.0         1.4                -          (3.3)         3.1

Year ended December 31, 1992
----------------------------
  Reserve for losses (2)
  (deducted from mortgage loans on real estate)          $7.2        $  -           $ 29.6        $(13.0)       $23.8

  Allowance for doubtful accounts
  (deducted from insurance brokerage and consulting
   services receivables)                                  4.2         9.4             22.4          (1.4)        34.6

  Allowance for doubtful accounts (3)
  (deducted from premiums and other)                      6.9         2.5              0.5          (4.9)         5.0

(1)  Accounts deemed to be uncollectible.
(2) Amounts shown in additions charged to other accounts represent realized investment losses.
(3) Amounts shown in additions charged to other accounts represent reserves related to acquired business.

                        Cross Reference Sheet, Pursuant
                          to General Instruction G(4)

ITEM IN                                      INCORPORATED BY
FORM 10-K                                    REFERENCE TO
---------                                    ------------
Part I

 Item  1.  Business                          Annual Report to Stockholders of the
                                             Registrant for the Year 1994 ("Annual
                                             Report") pages 15 through 19 and 21
                                             through 25.

 Item  3.  Legal Proceedings                 Annual Report page 48 (note 11 of
                                             Notes to Consolidated Financial
                                             Statements).

Part II

 Item  5.  Market for the Registrant's       Annual Report pages 43 and 44 (note 7
           Common Stock and Related          of Notes to Consolidated Financial
           Security Holder Matters           Statements) and page 51.

 Item  6.  Selected Financial Data           Annual Report page 50.


 Item  7.  Management's Discussion and       Annual Report pages 27 through 32.
           Analysis of Financial Condition
           and Results of Operations

 Item  8.  Financial Statements              Annual Report pages 33 through 49 and 51.
           and Supplementary Data

Part III

 Item 10.  Directors and Executive           Notice of Annual Meeting of Holders
           Officers of the Registrant        of Common Stock and Series C
                                             Preferred Stock and Proxy Statement
                                             For Annual Meeting of Stockholders on
                                             April 20, 1995 of the Registrant
                                             ("Proxy Statement") pages 3 and 6.

 Item 11.  Executive Compensation            Proxy Statement pages 11 through 13.

 Item 12.  Security Ownership of Certain     Proxy Statement pages 2, 7 and 8.
           Beneficial Owners and Management


 Item 13.  Certain Relationships and         Proxy Statement page 17.
           Related Transactions

Part IV

 Item 14.  Exhibits, Financial Statement     Annual Report pages 33 through 49.
           Schedules, and Reports on
           Form 8-K



       (3) Articles of incorporation and bylaws:

                                 EXHIBIT INDEX

Exhibit Number                                                    Page Number of
Regulation                                                        Sequentially
S-K, Item 601                                                     Numbered Copy
-------------                                                     --------------

           (a) Second Restated Certificate of Incorporation of the Registrant-- incorporated by reference to Exhibit 3(a) to the 1991 Form 10-K.

           (b) Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation - incorporated by reference to
               Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ending March 31, 1994 (the "First Quarter 1994 Form 10-Q).


           (c) Bylaws of the Registrant--incorporated by reference to Exhibit
               (d) to the 1982 Form 10-K.

           (d) Certificate of Designation for the Registrant's 8% Cumulative Perpetual Preferred Stock, $1.00 par value -- incorporated by reference to Exhibit 4(a) to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (the "Third Quarter 1992 Form 10-Q").

           (e) Certificate of Designation for the Registrant's 6 1/4% Cumulative Convertible Exchangeable Preferred Stock, $1.00 par value -- incorporated by reference to Exhibit 4(b) to the Third Quarter 1992 Form 10-Q.

           (f) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock - incorporated by reference to Exhibit
               4.1 to the Registrant's Current Report on Form 8-K dated
               February 9, 1994.

     (4) Instruments defining the rights of security holders, including indentures:

           (a) Indenture dated September 15, 1992 between the Registrant and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee--incorporated by reference to Exhibit 4(a) of the Registrant's Current Report on Form 8-K dated
               September 23, 1992.

           (b) Resolutions establishing terms of 6.875% Notes Due 1999 and 7.40% Notes Due 2002 - incorporated by reference to Exhibit 4(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ending December 31, 1992.

           (c) Resolutions establishing the terms of 6.70% Notes Due 2003 incorporated by reference to Exhibit 4(c) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ending December 31, 1993 (the "1993 Form 10-K").

           (d) Resolutions establishing the terms of 6.30% Notes Due 2004 incorporated by reference to Exhibit 4(d) to the 1993 Form 10-K.

                                 EXHIBIT INDEX

Exhibit Number                                                    Page Number of
Regulation                                                        Sequentially
S-K, Item 601                                                     Numbered Copy
-------------                                                     --------------


     (10)  Material Contracts:

           (a) Aon Stock Option Plan-incorporated by reference to
               Exhibit 10(a) to the 1990 Form 10-K.

           (b) First Amendment to Aon Stock Option Plan - incorporated by reference to the Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ending June 30, 1994 (the "Second Quarter
               1994 Form 10-Q").

           (c) Second Amendment to Aon Stock Option Plan - incorporated by reference to Exhibit 10(c) to the Second Quarter 1994 Form 10-Q.


           (d) Ryan Insurance Group, Inc. Stock Option Plan together with Stock Option Assumption Agreement providing for amendment of the plan--incorporated by reference to Exhibit 4(b) to the Registration Statement No. 2-79114 on Form S-8.

           (e) Registration Rights Agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick G. Ryan and Andrew J. McKenna)--incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

           (f) 1994 Restatement of Aon Savings Plan.                     32

           (g) 1994 Restatement of Aon Employee Stock Ownership Plan.   124

           (h) 1994 Restatement of Aon Pension Plan.                    192

           (i) Deferred Compensation Agreement by and among Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates--incorporated by reference to Exhibit 10(i) to the 1987 Form 10-K.

           (j) Aon Stock Award Plan, as amended - incorporated by reference to Exhibit 10(a) to the First Quarter 1994 Form 10-Q.

           (k) Amendment and Waiver Agreement Dated as of November 4, 1991 among the Registrant and each of Patrick G.
               Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin -- incorporated by reference to
               Exhibit 10(j) to the 1991 Form 10-K.

           (l) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co. Inc. -- incorporated by reference to exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

                                 EXHIBIT INDEX

Exhibit Number                                                    Page Number of
Regulation                                                        Sequentially
S-K, Item 601                                                     Numbered Copy
-------------                                                     --------------

            (m) Aon Corporation 1994 Amended and Restated Outside
                Director Stock Award Plan - incorporated by reference to Exhibit 10(b) to the First Quarter
                1994 Form 10-Q.


      (11) Statement regarding Computation of Per Share Earnings.       283


      (12) Statements regarding Computation of Ratios.

           (a)  Statement regarding Computation of Ratio of Earnings
                to Fixed Charges.                                       284

           (b)  Statement regarding Computation of Ratio of Earnings
                to Combined Fixed Charges and Preferred Stock
                Dividends.                                              285


      (13) Annual Report of Stockholders of the Registrant for the year ended December 31, 1994 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

      (21) List of subsidiaries of the Registrant.                      286

      (23) Consent of Ernst & Young LLP to the incorporation by
           reference into Aon's Annual Report on Form 10-K of
           their report included in the 1994 Annual Report to
           Stockholders and into Aon's Registration Statement
           Nos. 2-79114, 2-82791, 33-27984, 33-42575 and 33-57562.      297

      (99) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1994 -- to be filed by amendment as provided in Rule 15d-21(b).