Form 10-Q
period 1995-03-31
AON CORP
filed 1995-05-15
CIK 315293

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

     ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 1-7933

                                Aon Corporation
                                ---------------
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                            36-3051915
               --------                           ------------
     (State or Other Jurisdiction of              (IRS Employer
     Incorporation or Organization)             Identification No.)



       123 N. WACKER DR., CHICAGO, ILLINOIS           60606
       ------------------------------------           -----
     (Address of Principal Executive Offices)       (Zip Code)


             (312) 701-3000
             --------------
     (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---
Number of shares of common stock outstanding:

                                        No. Outstanding
             Class                       as of 3-31-95
             -----                      ---------------
     $1.00 par value Common               107,976,401

                                    Part 1
                             Financial Information
                                Aon CORPORATION
            Condensed Consolidated Statements of Financial Position
            -------------------------------------------------------



           (millions)                              At End of        At End of
Assets                                           Mar. 31, 1995    Dec. 31, 1994
                                                 -------------    -------------
                                                  (Unaudited)
Investments
  Fixed maturities
    Held to maturity                                 $ 2,955.4        $ 2,983.8
    Available for sale                                 4,391.6          4,160.3
  Equity securities at fair value
    Common stocks                                        268.8            314.9
    Preferred stocks                                     652.2            624.4
  Mortgage loans on real estate                          574.5            567.5
  Real estate (net of accumulated depreciation)           35.3             35.6
  Policy loans                                           216.7            214.9
  Other long-term investments                            105.0             97.9
  Short-term investments                                 950.8            783.2
                                                     ---------        ---------
      Total investments                               10,150.3          9,782.5


Cash                                                     517.7            508.8


Receivables
  Insurance brokerage and consulting
    services                                           2,047.2          1,882.0
  Premiums and other                                     746.6            637.7
  Accrued investment income                              146.0            133.5
                                                     ---------        ---------
      Total receivables                                2,939.8          2,653.2


Deferred Policy Acquisition Costs                      1,186.3          1,181.6
Intangible Assets                                      1,610.5          1,548.0
Property and Equipment at Cost (net of                   291.4            266.5
  accumulated depreciation)
Assets Held Under Special Contracts                    1,686.8          1,595.1
Other Assets                                             465.9            386.2
                                                     ---------        ---------
      Total Assets                                   $18,848.7        $17,921.9
                                                     =========        =========


                                                   At End of        At End of
Liabilities and Equity                           Mar. 31, 1995    Dec. 31, 1994
                                                 -------------    -------------
                                                  (Unaudited)
Policy Liabilities
  Future policy benefits                             $ 1,425.2        $ 1,434.5
  Policy and contract claims                             970.8            944.2
  Unearned and advance premiums                        1,514.4          1,428.4
  Other policyholder funds                             5,628.3          5,503.3
                                                     ---------        ---------
     Total policy liabilities                          9,538.7          9,310.4

General Liabilities
  Short-term borrowings                                  259.2            243.9
  Insurance premiums payable                           2,742.2          2,408.7
  Commissions and general expenses                       534.1            526.6
  Accrued income taxes                                   357.4            330.2
  Notes payable                                          487.0            495.5
  Debt guarantee of ESOP                                  65.5             65.5
  Liabilities held under special contracts             1,686.8          1,595.1
  Other liabilities                                      708.6            638.6
                                                     ---------        ---------
      Total Liabilities                               16,379.5         15,614.5
                                                     ---------        ---------


Commitments and Contingent Liabilities


Redeemable Preferred Stock                                50.0             50.0

Stockholders' Equity
  Preferred stock - $1 par value                          11.1             11.1
  Common stock - $1 par value                            110.6            110.6
  Paid-in additional capital                             495.9            485.2
  Net unrealized investment losses                       (40.4)          (142.8)
  Net foreign exchange gains/(losses)                     10.5            (19.7)
  Retained earnings                                    2,023.3          1,998.1
  Less - Treasury stock at cost                          (70.7)           (72.9)
         Deferred compensation                          (121.1)          (112.2)
                                                     ---------        ---------
      Total Stockholders' Equity                       2,419.2          2,257.4
                                                     ---------        ---------


      Total Liabilities and Equity                   $18,848.7        $17,921.9
                                                     =========        =========

See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


(millions except per share data)                          First Quarter Ended
                                                        -----------------------
                                                        March 31,     March 31,
                                                          1995          1994
                                                        ---------     ---------
REVENUE
   Premiums and policy fees........................      $  490.7      $  466.9
   Net investment income...........................         208.8         185.5
   Realized investment gains.......................           0.6           1.7
   Brokerage commissions and fees..................         419.7         342.2
   Other income....................................          19.6          23.3
                                                         --------      --------
       Total revenue earned........................       1,139.4       1,019.6
                                                         --------      --------
BENEFITS AND EXPENSES
   Benefits to policyholders.......................         346.7         326.1
   Commissions and general expenses................         513.4         447.2
   Interest expense................................          13.0          11.1
   Amortization of deferred policy
     acquisition costs.............................          74.0          64.7
   Amortization of intangible assets...............          23.8          22.5
                                                         --------      --------
       Total benefits and expenses.................         970.9         871.6
                                                         --------      --------
INCOME BEFORE INCOME TAX                                    168.5         148.0
      Provision for income tax.....................          57.3          48.9
                                                         --------      --------
NET INCOME ........................................      $  111.2      $   99.1
                                                         ========      ========
Income Attributable to Common Stockholders.........      $  104.4      $   90.8
                                                         ========      ========
Net income per share (1) ..........................      $   0.96      $   0.88
                                                         ========      ========
Cash dividends paid on common stock ...............      $   0.32      $   0.30
                                                         ========      ========
Average common and common equivalent shares
      outstanding .................................         108.7         105.7
                                                         ========      ========

   (1) Includes the effect of $6.8 million and $6.5 million of dividends incurred on the 8%, 6.25% and Series C preferred stock in first quarter ended March 31, 1995 and 1994, respectively.

See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION


             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------
                                  (Unaudited)

      (millions)
                                                                           First Quarter Ended
                                                                          ---------------------
                                                                          March 31,   March 31,
                                                                            1995        1994
                                                                          ---------   ---------
Cash Provided by Operating Activities....................................   $ 290.6     $ 259.5
                                                                            -------     -------

Cash Flows from Investing Activities:
  Sale (purchase) of short term investments-net..........................    (149.7)       91.4
  Sale or maturity of investments
    Fixed maturities - Held to maturity
                       Maturities........................................       0.7        10.9
                       Calls and Prepayments.............................      47.6       438.6
                       Sales.............................................       3.0           -
    Fixed maturities - Available for sale
                       Maturities........................................      21.7        36.6
                       Calls and Prepayments.............................      52.7       150.2
                       Sales.............................................     465.6       220.8
    All other investments................................................     124.8       430.2
   Purchase of investments
     Fixed maturities - Held to maturity.................................         -      (496.4)
     Fixed maturities - Available for sale...............................    (675.0)     (311.0)
     All other investments...............................................    (135.8)     (563.5)
   Acquisition of subsidiaries...........................................     (63.0)      (10.2)
   Property and equipment and other......................................     (24.3)      (17.1)
                                                                            -------     -------
         Cash Used by Investing Activities...............................    (331.7)      (19.5)
                                                                            -------     -------

Cash Flows from Financing Activities:
   Treasury stock transactions - net.....................................      (2.3)       (2.2)
   Issuance(repayments) of short-term borrowings - net...................      15.3        (4.4)
   Issuance of long-term debt securities.................................         -        99.7
   Repayment of notes payable............................................     (11.7)     (125.0)
   Interest sensitive life, annuity and investment contract deposits.....     477.7       445.5
   Interest sensitive life, annuity and investment contract withdrawals..    (397.9)     (446.9)
   Cash dividends to stockholders........................................     (41.4)      (38.9)
   Retirement of Series B conversion preferred stock.....................         -       (28.4)
                                                                            -------     -------
         Cash Provided (Used) by Financing Activities....................      39.7      (100.6)
                                                                            -------     -------

Effect of Exchange Rate Changes on Cash..................................      10.3        (1.5)
Increase in Cash.........................................................       8.9       137.9
Cash at Beginning of Period..............................................     508.8       163.8
                                                                            -------     -------
Cash at End of Period....................................................   $ 517.7     $ 301.7
                                                                            =======     =======


  See the accompanying notes to condensed consolidated financial statements.

                                    Aon CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Statement of Accounting Principles
     ----------------------------------

     The financial results included in this report are stated in conformity with generally accepted accounting principles and are unaudited but include all normal recurring adjustments which the Registrant ("Aon") considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year as further discussed below.

     Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 1994 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

2.   Statements of Financial Accounting Standards (SFAS)
     ---------------------------------------------------

     As required, in first quarter 1995, Aon adopted SFAS Statement Nos. 114 and 118 which relate to accounting by creditors for impairment of a loan.
     These standards require that impaired loans are to be valued at the present value of expected future cash flows, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Implementation of these standards did not have a material effect on Aon's financial statements.

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Aon anticipates adopting this Statement in its 1996 financial statements as required. Implementation of this Statement is not expected to have a material effect on Aon's financial statements.

3.   Business Combinations
     ---------------------

     In first quarter 1995,  Aon merged with a retail insurance broker
     specializing in construction business coverages.   This business
     combination has been accounted for by the pooling of interests method. Prior period financial statements have not been restated because the effect of the merger was not material to Aon's consolidated financial statements.

     In addition, certain insurance brokerage subsidiaries of Aon acquired several insurance brokerage operations. These acquisitions were financed by internal funds and were accounted for by the purchase method. They were not material to Aon's consolidated financial statements.

4.   Treasury Stock
     --------------

     In first quarter 1995, Aon purchased 521,600 shares of its common stock, at a total cost of $18.2 million. Aon reissued 418,700 shares of common stock from treasury for employee benefit plans during the first quarter. The net aggregate cost of those shares exceeded the net aggregate proceeds resulting in a charge to retained earnings.

     In addition, Aon reissued 383,000 shares of treasury stock in connection with a business combination. There were 2.6 million shares of common stock held in treasury at March 31, 1995.

                              Aon CORPORATION

                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                            AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                             FOR FIRST QUARTER 1995

CONSOLIDATED RESULTS
- --------------------

Premiums and policy fees increased $23.8 million or 5.1% in first quarter 1995,
compared with the same period last year.   Life premium and policy fees earned
increased 4.8% in the quarter, primarily reflecting an increase in auto credit earned premiums which resulted from strong writings in the prior year. Accident and health premiums earned increased $16.3 million or 5.5% primarily due to the continued growth of Combined Insurance Company of America ("Combined") direct sales business. Specialty property and casualty premiums earned increased 3.7% in the quarter reflecting a higher volume of new business in the extended warranty line. The anticipated phase-out of certain specialty liability programs partially offset this increase.

Net investment income increased $23.3 million or 12.6% in the first quarter. Investments in higher yielding securities continued to stimulate growth in the quarter. Levels of investment income were also influenced by higher interest rates, additional investable funds and increased returns on equity securities when compared to 1994.

Brokerage commissions and fees increased $77.5 million or 22.6% in first quarter 1995 reflecting internal growth and business combination activity, primarily the late-1994 mergers with Jenner Fenton Slade Group Limited (JFS), Energy Insurance International (EII) and HRStrategies Inc. (HRS).

Total revenue increased $119.8 million or 11.7% in the first quarter over last year, reflecting investment income growth, a favorable foreign exchange impact, and the business combinations mentioned above. Total benefits and expenses increased 11.4% in the same period. Income before income tax increased $20.5 million or 13.9% in the first quarter, due largely to revenue growth.

MAJOR LINES OF BUSINESS
- -----------------------

INSURANCE BROKERAGE AND CONSULTING SERVICES
- -------------------------------------------

"Retail brokerage" provides for the placement and management of insurance risks for commercial clients as well as associations and financial institutions. Revenue increased $48.1 million or 22.5% for the first quarter 1995. Improvements in revenue and income were primarily fueled by internal growth and acquisition activity, namely EII and other post-first quarter 1994 acquisitions. Retail brokerage continued to reflect highly competitive property and casualty pricing in the domestic market. Consulting related fees previously included in Retail brokerage in 1994 have been reclassified to "Consulting" to conform to the 1995 presentation.

"Reinsurance and wholesale" provides reinsurance, third-party administration,
underwriting management and captive services.   When compared to the same period
last year, revenue from this brokerage element increased $28.8 million or 33.6%. The major contributing factors to this increased revenue were internal growth, and to a lesser extent, the inclusion of the JFS (London-based insurance and reinsurance broker) business combination in fourth quarter 1994.

"Consulting" provides a full range of employee benefits and compensation consulting and administrative services. This business showed revenue growth of $7.1 million or 13.3% for the first quarter. The major contributing factors to this increased revenue were the inclusion of the Pecos River (employee training) and HRS (human resources strategy development) business combinations in third and fourth quarter 1994, respectively. Although the consulting line produced higher revenues when compared to 1994, this line experienced slow growth in benefit plan products.

Overall, revenue for the insurance brokerage and consulting services segment increased $84 million or 23.8% in the quarter primarily due to internal growth
and acquisitions.   Limiting this revenue increase, the brokerage segment
continues to be impacted by a soft property and casualty market.   Pretax income
increased $12.3 million or 19.6% when compared to first quarter 1994 reflecting recent acquisitions as well as internal growth.

Domestic/International Results
- ------------------------------

First quarter domestic insurance brokerage and consulting services revenue and income before income tax represent 67% and 46%, respectively, of the total. International brokerage revenue of $145.1 million increased 28.6% for the first quarter. International brokerage pretax income increased 19.9% for the quarter due in part to acquisitions made since the first quarter 1994. Partially offsetting this increase is the lower than anticipated inflow of financial
planning revenues in the consulting line of business.   In the international
retail brokerage subsegment, the revenue pattern results in revenues being highest in the first quarter of the year, while expenses are incurred on a more even basis throughout the year.

LIFE INSURANCE
- --------------

The life insurance line of business is composed primarily of capital accumulation products, credit insurance and ordinary life products. Revenue increased 5.1% for the first quarter 1995 when compared to prior year primarily due to increased investment income generated on higher sales of guaranteed investment contracts and variable products. Although premiums and fees on capital accumulation products continued to grow, rising interest rates and higher adjusted crediting rates caused spreads to further narrow thereby impacting income growth. In addition, traditional life business in Europe and the Pacific is continuing to runoff as planned.

Pretax income for life insurance increased $0.9 million or 3.7% for the first quarter 1995, compared with last year primarily due to good cost controls, improved benefit experience in the Combined and credit auto businesses and growth in capital accumulation variable annuities and credit auto premiums earned. Overall, benefit and expense margins in first quarter 1995 did not suggest any significant shift in operating trends.

Domestic/International Results
- ------------------------------

First quarter domestic life revenue and income before income tax represent 94% and 92%, respectively, of the total. Growth in domestic life income before income tax increased slightly when compared to its 1994 level. International life revenue of $15.6 million increased 4% and income before income tax increased substantially due to improved margins on auto credit business.

ACCIDENT AND HEALTH INSURANCE
- -----------------------------

The accident and health line of business is composed primarily of individual accident and health products sold by employees/agents and through direct response techniques, and credit disability products. Revenue increased $17.5 million or 5.6% in the first quarter. Combined direct accident and health revenue grew 6.9% in the first quarter. Financial credit disability revenue decreased 25.9% in the quarter due to the discontinuation of lower margin business. Auto credit insurance experienced improved earned premiums in first quarter resulting from higher growth in written premiums in 1994. Direct response revenue increased 2.4% in the first quarter, primarily reflecting continued growth in third party endorsed business.

Income before income tax of $38 million increased 4.4% in the first quarter. Pretax income on Combined's direct sales was up 10.4% from last year, in part due to good general expense controls and to strong international health product sales. Auto credit pretax income decreased from last year reflecting margin declines. Pretax income on direct response decreased from 1994 primarily due to adverse benefit experience in the broad market and disability lines.

Domestic/International Results
- ------------------------------

First quarter domestic accident and health revenue and income before income tax represent 77% and 68%, respectively, of the total. Combined direct and credit disability products represent all the business marketed internationally. International accident and health revenue of $76.5 million increased 11% in the quarter influenced, in part, by an increase in auto credit earned premiums and by strong sales of Combined's health products in Europe and the Pacific. International income before income tax increased 5.1% compared to the previous year primarily due to Combined's revenue growth and reductions in general expense ratios which offset, in part, slightly higher claims costs.

SPECIALTY PROPERTY AND CASUALTY INSURANCE
- -----------------------------------------

This line of business is composed primarily of extended warranties for mechanical repair, principally for automobiles as well as appliances and electronic equipment, and specialty liability insurance, primarily professional liability and workers' compensation. Revenue decreased slightly when compared to first quarter 1994. Certain specialty property and casualty underwriting programs continued to be phased-out with increased warranty revenue largely offsetting the loss of specialty property and casualty revenue. Revenues in both the extended warranty auto and the brown and white lines were strong.

Income before income tax of $12.9 million decreased 5.1% in the first quarter when compared to prior year, reflecting the continued phase-out of certain underwriting programs. Partially offsetting this decline were improved expense comparisons and revenue growth in the extended warranty brown and white line.

Domestic/International Results
- ------------------------------

First quarter domestic revenue and income before income tax represent 81% and 95%, respectively, of the total. Domestic income before income tax decreased 6.2% for the first quarter due to the continued phase-out of certain underwriting programs mentioned above. First quarter international revenue was 13.1% above prior year. International income before income tax improved 16.7% during the quarter reflecting improved claims experience and a higher volume of new business, particularly in the brown and white extended warranty line.

CORPORATE AND OTHER
- -------------------

Revenue in this category consists primarily of investment income on capital, financing fees, and realized investment gains before tax. Allocation of investment income to the insurance segments is determined by the invested assets which underlie policyholder liabilities for each of the major insurance product lines. Excess invested assets and related investment income, which do not underlie these liabilities, are reported in this segment. Expenses include corporate administrative costs, interest and financing expenses, and goodwill amortization associated with acquisitions.

Revenue increased 11.7% for the first quarter 1995 due in part to new investments in higher yielding securities, additional investable funds, increased returns on equity securities, and growth in financing fees. Pretax realized investment gains for the first quarter were $0.6 million and $1.7 million in 1995 and 1994, respectively. Income before income tax increased $6.4 million or 58.2% over the same period last year.

                                Aon CORPORATION
                            MAJOR LINES OF BUSINESS

(millions)                                            First Quarter Ended
                                                     ---------------------
                                                     March 31,     Percent
                                                       1995         Change
                                                     ---------     -------
Revenue

Insurance brokerage and consulting services.....      $  436.3       23.8%
Life............................................         244.3        5.1
Accident and health.............................         329.6        5.6
Specialty property and casualty.................          78.4       (0.1)
Corporate and other.............................          50.8       14.7
                                                      --------       ----
       Total revenue earned.....................      $1,139.4       11.7%
                                                      ========       ====
Income Before Income Tax
Insurance brokerage and consulting services.....      $   75.0       19.6%
Life............................................          25.2        3.7
Accident and health.............................          38.0        4.4
Specialty property and casualty.................          12.9       (5.1)
Corporate and other.............................          17.4       58.2
                                                      --------       ----
       Total income before income tax...........      $  168.5       13.9%
                                                      ========       ====

                                Aon CORPORATION
                         REVENUE BY MAJOR PRODUCT LINE


(millions)                                       First Quarter Ended
                                             ---------------------------
                                               March 31,       Percent
                                                 1995           Change
                                              ----------    ----------
Insurance brokerage and consulting services
Retail brokerage (1)..........................$    261.5        22.5 %
Reinsurance and wholesale.....................     114.5        33.6
Consulting (1)................................      60.3        13.3
                                              ----------    ----------
        Total revenue earned..................$    436.3        23.8 %
                                              ==========    ==========

Life
Capital accumulation products.................$    142.6         5.6 %
Ordinary, Credit and other....................     101.7         4.4
                                              ----------    ----------
        Total revenue earned..................$    244.3         5.1 %
                                              ==========    ==========

Accident and health
Combined direct sales.........................$    216.1         6.9 %
Direct response and Group.....................      79.9         2.4
Credit and other..............................      33.6         5.0
                                              ----------    ----------
        Total revenue earned..................$    329.6         5.6 %
                                              ==========    ==========

Specialty property and casualty...............$     78.4        (0.1)%
                                              ==========    ==========
Corporate and other
Investment income on capital and other........$     44.6        18.3 %
Financing fees................................       5.6        14.3
Realized investment gains.....................       0.6       (64.7)
                                              ----------    ----------
       Total revenue earned...................$     50.8        14.7 %
                                              ==========    ==========



(1) Consulting related fees previously included in Retail brokerage in 1994 have been reclassified to Consulting to conform to the 1995 presentation.

                       NET INCOME FOR FIRST QUARTER 1995

The effective tax rate for first quarter 1995 operating income, which excludes after-tax realized investment gains was 34%, compared to 33% for the full year 1994. The one percentage point increase in the tax rate on operating income is due to the changing business mix. Realized gains were taxed at 36% in 1995 and 1994.

Average shares outstanding for the first quarter increased 2.8% primarily due to the issuance of common shares related to business combinations. First quarter net income was $111.2 million ($0.96 per share) compared to $99.1 million ($0.88 per share) in 1994. Included in first quarter 1994 net income are after-tax realized investment gains of $0.01 per share.


                        CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF FIRST QUARTER 1995


Cash flows from operating activities in first quarter 1995 were $290.6 million, an increase of $31.1 million from first quarter 1994. This increase primarily reflects growth in operating income as well as growth in the insurance unearned income liability.

Investing activities used cash of $331.7 million which was made available primarily from operations as well as $79.8 million from net cash flows from capital accumulation products. Cash used for acquisition activity during the first quarter 1995 was $63 million.

Cash totalling $39.7 million was provided during first quarter 1995 by financing activities. Cash was used to pay dividends of $34.6 million on common stock, $4.5 million on 8% perpetual preferred stock, $1.7 million on 6.25% convertible preferred stock and $0.6 million on Series C preferred stock.

In addition, included in notes payable at March 31, 1995 is approximately $11 million which represents the principal amount of notes due within one year.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon anticipates continuation of the company's positive cash flow and the ability of the parent company to access adequate short-term lines of credit. Aon does not anticipate insufficient cash flow in the long-term.

The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for servicing acquisition-related debt. Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $7.3 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (97.0%) and has a market value which is 97.6% of amortized cost.

There are $2.9 billion of mortgage-backed securities, primarily collateralized mortgage obligations (CMOs), included in the fixed maturities portfolio. There are no CMO residuals, interest only, inverse floating or principal only type securities in Aon's CMO portfolio. CMOs have been acquired as alternatives to mortgage-backed pass-through securities. Aon's insurance subsidiaries have generally acquired shorter tranche CMOs classified in the form of sequential payment, targeted amortization classes (TACs) or support TACs.

Market values for CMOs are established each quarter based primarily on information received from broker-dealer market makers. Certain mortgage-backed securities are subject to duration extension risk in periods of rising interest rates and to prepayment risk, especially, in periods of declining interest rates. To limit its credit risk, Aon's CMO investments are concentrated in AAA and AA rated tranches.

Invested assets at March 31, 1995 increased $367.8 million from year-end levels. The amortized cost and fair value of less than investment grade fixed maturity investments, at March 31, 1995, were $218.9 million and $224.4 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 1995 was $65 million, or 0.6% of total invested assets.

Mortgage loans held totalled $574.5 million or 5.7% of total invested assets. Aon maintained separate investment reserves related to mortgage loan losses on real estate and illiquid holdings, which include real estate ventures and limited partnerships, totalling $34 million at the end of first quarter 1995, down $2.4 million from the year end 1994 level of $36.4 million. These reserves are a product of Aon's continued review of the characteristics and risks of its investment portfolio and current environmental and economic conditions.

Total assets increased $926.8 million to $18.8 billion since year-end 1994, primarily due to growth in both the investment securities portfolio and the insurance brokerage business, and to a lesser extent, the impact of foreign exchange conversion to the U.S. dollar.

Aon measures capital accumulation product asset and liability durations to determine its net exposure to changes in interest rates. The duration match associated with interest-sensitive products is closely monitored. Non interest-sensitive insurance products do not require as close monitoring of duration matching.

Aon will adjust its duration mismatch subject to market conditions and its outlook on interest rate trends. As of March 31, 1995, assets and liabilities had a duration variance of an estimated 1.5 years compared to an estimated 0.7 years at year-end 1994.

Aon uses derivative financial instruments (primarily financial futures, swaps and options) to: (a) manage its overall asset/liability duration match; (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) hedge other business risks. As of March 31, 1995, Aon had open contracts which had unrealized losses of approximately $10 million. These losses have been taken into consideration in deriving the fair value of the portfolios being hedged.

Stockholders' equity increased $161.8 million in first quarter 1995 to $19.79 per share, an increase of $1.49 per share since year-end. During first quarter 1995, net unrealized investment losses decreased by $102.4 million, of which $83.4 million is related to fixed maturities available for sale. The $30 million valuation allowance pertaining to the deferred tax asset which was provided directly in stockholders' equity at year-end 1994 was reversed in first quarter due to an improvement in market performance. In addition, retained earnings was reduced by dividends to stockholders of $78.1 million. Included in the reduction for dividends is an accrual for the second quarter 1995 common stock cash dividend.



Review by Independent Auditors
- ------------------------------

The condensed consolidated financial statements at March 31, 1995, and for the first quarter then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 1995, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of Aon Corporation as of December 31, 1994, and the related consolidated statements of income, stockholders equity, and cash flows for the year then ended, not presented herein, and in our report dated February 9, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



                                         ERNST & YOUNG LLP

Chicago, Illinois
May 2, 1995

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

        (a) The Annual Meeting of Stockholders of the Registrant was held on April 20, 1995 ("1995 Annual Meeting").

        (b)   Not applicable.

        (c) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                        Withhold
                        Name                  For      Authority
                        ----                  ---      ---------
                   Daniel T. Carroll      90,441,603     271,070
                   Franklin A. Cole       90,458,576     254,097
                   Edgar D. Jannotta      90,469,876     242,797
                   Perry J. Lewis         90,470,651     242,022
                   Joan D. Manley         90,473,926     238,747
                   Andrew J. McKenna      90,460,889     251,784
                   Newton N. Minow        90,114,753     597,920
                   Donald S. Perkins      90,457,442     255,231
                   Peer Pedersen          88,978,670   1,734,003
                   John W. Rogers, Jr.    90,468,358     244,315
                   Patrick G. Ryan        90,116,171     596,502
                   George A. Schaefer     90,460,453     252,220
                   Raymond I. Skilling    90,116,127     596,546
                   Fred L. Turner         90,474,080     238,593
                   Arnold R. Weber        90,457,510     255,163

              Set forth below is the tabulation of the vote on the resolution to approve adoption of the Aon Corporation 1995 Senior Officer Incentive Compensation Plan.

                 For         Against     Abstain
                 ---         -------     -------
              84,784,391    5,271,233    657,049

              Set forth below is the tabulation of the vote on the resolution to approve the 1994 Amended and Restated Outside Director Stock Award Plan as amended and approved at the 1995 Annual Meeting.

                 For         Against     Abstain
                 ---         -------     -------
              80,408,219    9,071,708   1,232,746

              Set forth below is the tabulation of the vote on the resolution to approve the adoption of the Aon Deferred Compensation Plan.

                 For         Against     Abstain
                 ---         -------     -------
              88,881,728    1,319,516    511,429

              Set forth below is the tabulation of the vote on the selection of Ernst & Young LLP as auditors for the Registrant for the 1995 fiscal year.

                 For         Against     Abstain
                 ---         -------     -------
              90,233,200     264,318     215,155

        (d)  Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - The exhibits filed with this report are listed on the attached Exhibit Index.

   (b) Reports on Form 8-K - No Current Reports on Form 8-K were filed for the quarter ended March 31, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Aon Corporation
                              ---------------
                               (Registrant)
May 15, 1995                  /s/ Harvey N. Medvin
                              -------------------------------------------------
                              HARVEY N. MEDVIN
                              EXECUTIVE VICE PRESIDENT,
                              CHIEF FINANCIAL OFFICER AND TREASURER
                              (Principal Financial and Accounting Officer)

                                Aon CORPORATION
                                ---------------

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number
In Regulation S-K,                                               Page
Item 601 Exhibit Table                                           No.
- ----------------------                                           ----


(10)(a)   Aon Corporation 1995 Senior Officer Incentive
          Compensation Plan.

(10)(b)   1994 Amended and Restated Outside Director Stock
          Award Plan.

(10)(c)   Aon Deferred Compensation Plan.

(11)      Statement regarding Computation of Per Share Earnings.

(12)      Statements regarding Computation of Ratios.

          (a)  Statement regarding Computation of Ratio of
               Earnings to Fixed Charges.

          (b)  Statement regarding Computation of Ratio of
               Earnings to Combined Fixed Charges and Preferred
               Stock Dividends.

(15)      Letter re: Unaudited Interim Financial Information.

(27)      Financial Data Schedule