Form 10-Q
period 1995-06-30
AON CORP
filed 1995-08-14
CIK 315293

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ___             OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR

     ___        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 1-7933

                                Aon Corporation
                                ---------------
            (Exact Name of Registrant as Specified in its Charter)


            DELAWARE                                       36-3051915
            --------                                      ------------
   (State or Other Jurisdiction of                       (IRS Employer
    Incorporation or Organization)                     Identification No.)



 123 N. WACKER DR., CHICAGO, ILLINOIS                        60606
 -------------------------------------                       -----
(Address of Principal Executive Offices)                   (Zip Code)


          (312) 701-3000
          --------------
 (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ---
Number of shares of common stock outstanding:

                                                            No. Outstanding
         Class                                              as of 6-30-95
         -----                                              ---------------

$1.00 par value Common                                        107,080,080

                                    Part 1
                             Financial Information
                                Aon CORPORATION
            Condensed Consolidated Statements of Financial Position

                  (millions)                      As of                As of
    Assets                                    June 30, 1995        Dec. 31, 1994
                                              -------------        -------------
                                               (Unaudited)
    Investments
      Fixed maturities
        Held to maturity                      $     2,923.6        $    2,983.8
        Available for sale                          4,633.1             4,160.3
      Equity securities at fair value
        Common stocks                                 258.6               314.9
        Preferred stocks                              746.0               624.4
      Mortgage loans on real estate                   573.7               567.5
      Real estate (net of accumulated
       depreciation)                                   35.6                35.6
      Policy loans                                    220.0               214.9
      Other long-term investments                     113.0                97.9
      Short-term investments                          843.5               783.2
                                              -------------        ------------
          Total investments                        10,347.1             9,782.5

    Cash                                              268.4               508.8

    Receivables
      Insurance brokerage and consulting
       services                                     2,098.7             1,882.0
      Premiums and other                              740.2               637.7
      Accrued investment income                       148.5               133.5
                                              -------------        ------------
          Total receivables                         2,987.4             2,653.2


    Deferred Policy Acquisition Costs               1,212.0             1,181.6
    Intangible Assets                               1,579.1             1,548.0
    Property and Equipment at Cost (net of
      accumulated depreciation)                       303.3               266.5
    Assets Held Under Special Contracts             1,862.7             1,595.1
    Other Assets                                      460.6               386.2
                                              -------------        ------------
          Total Assets                        $    19,020.6        $   17,921.9
                                              =============        ============

                                                  As of                As of
    Liabilities and Equity                    June 30, 1995        Dec. 31, 1994
                                              -------------        -------------
                                               (Unaudited)
    Policy Liabilities
      Future policy benefits                  $     1,434.1        $    1,434.5
      Policy and contract claims                      968.8               944.2
      Unearned and advance premiums                 1,562.1             1,428.4
      Other policyholder funds                      5,511.3             5,503.3
                                              -------------        ------------
          Total policy liabilities                  9,476.3             9,310.4

    General Liabilities
      Short-term borrowings                           227.0               243.9
      Insurance premiums payable                    2,703.7             2,408.7
      Commissions and general expenses                499.8               526.6
      Accrued income taxes                            370.2               330.2
      Notes payable                                   496.2               495.5
      Debt guarantee of ESOP                           65.5                65.5
      Liabilities held under special
       contracts                                    1,862.7             1,595.1
      Other liabilities                               666.4               638.6
                                              -------------        ------------
          Total Liabilities                        16,367.8            15,614.5

    Commitments and Contingent Liabilities

    Redeemable Preferred Stock                         50.0                50.0

    Stockholders' Equity
      Preferred stock - $1 par value                   11.1                11.1
      Common stock - $1 par value                     110.6               110.6
      Paid-in additional capital                      493.8               485.2
      Net unrealized investment gains/(losses)         96.0              (142.8)
      Net foreign exchange gains/(losses)               4.7               (19.7)
      Retained earnings                             2,111.9             1,998.1
      Less - Treasury stock at cost                  (107.2)              (72.9)
             Deferred compensation                   (118.1)             (112.2)
                                              -------------        ------------
          Total Stockholders' Equity                2,602.8             2,257.4
                                              -------------        ------------

          Total Liabilities and Equity        $    19,020.6        $   17,921.9
                                              =============        ============

 See the acompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(millions except per share data)
                                         Second  Quarter  Ended       Six  Months Ended
                                         ----------------------     ---------------------
                                         June 30,     June 30,      June 30,     June 30,
                                           1995         1994          1995         1994
                                         --------     --------      --------     --------
REVENUE
   Premiums and policy fees............. $  522.2     $  482.9      $1,012.9     $  949.8
   Net investment income................    203.8        184.7         412.6        370.2
   Realized investment gains............      1.4          1.7           2.0          3.4
   Brokerage commissions and fees.......    394.7        336.1         814.4        678.3
   Other income.........................     19.1         21.0          38.7         44.3
                                         --------     --------      --------     --------
       TOTAL REVENUE EARNED.............  1,141.2      1,026.4       2,280.6      2,046.0
                                         --------     --------      --------     --------
BENEFITS AND EXPENSES
   Benefits to policyholders............    348.5        320.3         695.2        646.4
   Commissions and general expenses.....    533.5        473.0       1,046.9        920.2
   Interest expense.....................     14.0         11.0          27.0         22.1
   Amortization of deferred policy
     acquisition costs..................     72.4         68.0         146.4        132.7
   Amortization of intangible assets....     23.2         22.4          47.0         44.9
                                         --------     --------      --------     --------
       TOTAL BENEFITS AND EXPENSES......    991.6        894.7       1,962.5      1,766.3
                                         --------     --------      --------     --------
INCOME BEFORE INCOME TAX                    149.6        131.7         318.1        279.7
   Provision for income tax.............     50.9         43.5         108.2         92.4
                                         --------     --------      --------     --------
NET INCOME ............................. $   98.7     $   88.2      $  209.9     $  187.3
                                         ========     ========      ========     ========
INCOME ATTRIBUTABLE TO COMMON
  STOCKHOLDERS.......................... $   91.9     $   79.9      $  196.3     $  170.7
                                         ========     ========      ========     ========
NET INCOME PER SHARE (1)................ $   0.85     $   0.77      $   1.81     $   1.65
                                         ========     ========      ========     ========
CASH DIVIDENDS PAID ON COMMON STOCK..... $   0.34     $   0.32      $   0.66     $   0.62
                                         ========     ========      ========     ========
Average common and common equivalent
  shares outstanding....................    108.4        105.3         108.6        105.8
                                         --------     --------      --------     --------

(1) Includes the effect of $6.8 million and $13.6 million, and $6.8 million and $13.2 million of dividends incurred on the 8%, 6.25% and Series C preferred stocks in second quarter and six months ended June 30, 1995 and 1994, respectively.

See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(millions)
                                                         Six Months Ended
                                                     -----------------------
                                                      June 30,      June 30,
                                                        1995          1994
                                                     ---------     ---------
CASH PROVIDED BY OPERATING ACTIVITIES............... $   372.9     $   407.1
                                                     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale (purchase) of short term investments-net....     (59.9)         67.7
   Sale or maturity of investments
     Fixed maturities - Held to maturity
                         Maturities.................       0.7          27.1
                         Calls and Prepayments......      79.8         621.4
                         Sales......................       3.0             -
     Fixed maturities - Available for sale
                         Maturities.................      52.2          51.0
                         Calls and Prepayments......     100.2         236.9
                         Sales......................   1,273.2         407.8
     All other investments..........................     501.3         662.1
   Purchase of investments
     Fixed maturities - Held to maturity............         -        (644.4)
     Fixed maturities - Available for sale..........  (1,637.2)       (594.9)
     All other investments..........................    (537.2)       (916.9)
   Acquisition of subsidiaries......................     (66.7)        (21.1)
   Property and equipment and other.................     (55.4)        (42.3)
                                                     ---------     ---------
         CASH USED BY INVESTING ACTIVITIES..........    (346.0)       (145.6)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury stock transactions - net................     (48.0)          1.4
   Repayments of short-term borrowings - net........     (16.9)         (1.4)
   Issuance of long-term debt securities............      18.6          99.7
   Repayment of notes payable.......................     (19.2)       (125.0)
   Interest sensitive life, annuity and investment
     contract deposits..............................     690.9         932.2
   Interest sensitive life, annuity and investment
     contract withdrawals...........................    (813.9)       (885.3)
   Cash dividends to stockholders...................     (84.3)        (79.1)
   Retirement of Series B conversion preferred stock         -         (31.0)
                                                     ---------     ---------
         CASH USED BY FINANCING ACTIVITIES..........    (272.8)        (88.5)
                                                     ---------     ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.............       5.5           4.5
INCREASE (DECREASE) IN CASH.........................    (240.4)        177.5
CASH AT BEGINNING OF PERIOD.........................     508.8         163.8
                                                     ---------     ---------
CASH AT END OF PERIOD............................... $   268.4     $   341.3
                                                     =========     =========

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

4.   Treasury Stock

     During the first half 1995, Aon purchased 1,815,000 shares of its common stock, at a total cost of $65.6 million. Aon reissued 816,000 shares of common stock from treasury for employee benefit plans during the first half 1995. The net aggregate cost of those shares exceeded the net aggregate proceeds resulting in a charge to retained earnings.

     In addition, Aon reissued 383,000 shares of treasury stock in connection with a business combination. There were 3.5 million shares of common stock held in treasury at June 30, 1995.

5.   Purchase of 8% Cumulative Perpetual Preferred Stock

     In July 1995, Aon purchased 3 million shares of its 8% Cumulative Perpetual Preferred Stock at a total cost of $75.4 million.

                                Aon CORPORATION

                  MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                            AND FINANCIAL CONDITION

                     REVENUE AND INCOME BEFORE INCOME TAX
                    FOR SECOND QUARTER AND FIRST HALF 1995



CONSOLIDATED RESULTS
--------------------

Premiums and policy fees increased $39.3 million or 8.1% and $63.1 million or 6.6% in second quarter and first half 1995, respectively, compared with the same
period last year.   Life premium and policy fees earned increased 6.3% in the
quarter, primarily reflecting policy fees from capital accumulation products. Accident and health premiums earned increased $11.2 million or 3.7% primarily due to the continued growth of Combined Insurance Company of America ("Combined") direct sales international business. Specialty property and casualty premiums earned increased $21.2 million or 32.8% in the quarter reflecting a higher volume of new business in the extended warranty operations, particularly the appliance and electronic equipment line. The anticipated phase-out of certain specialty liability programs partially offset this increase.

Net investment income increased $19.1 million or 10.3% in the second quarter and $42.4 million or 11.5% in the first half when compared to prior year.
Investment income growth in the second quarter and first half 1995, was primarily attributed to higher levels of invested assets, and returns received from private placement equity securities and capital venture investments.

Brokerage commissions and fees increased $58.6 million or 17.4% and $136.1 million or 20.1% in second quarter and first half 1995, respectively, reflecting internal growth and business combination activity, primarily the late-1994 mergers with Jenner Fenton Slade Group Limited (JFS), Energy Insurance International (EII) and HRStrategies Inc. (HRS).

Total revenue increased $114.8 million or 11.2% in the second quarter and $234.6 million or 11.5% in first half 1995 over last year, reflecting investment income growth, a favorable foreign exchange impact, internal business growth, and the business combinations mentioned above. Total benefits and expenses increased 10.8% and 11.1% in the same periods. Income before income tax increased $17.9 million or 13.6% and $38.4 million or 13.7% in the second quarter and first half 1995, respectively, due largely to growth in the brokerage and consulting segment.

-
MAJOR LINES OF BUSINESS
-----------------------

INSURANCE BROKERAGE AND CONSULTING SERVICES
-------------------------------------------

"Retail brokerage" provides for the placement and management of insurance risks for commercial clients as well as associations and financial institutions. Revenue increased $28.8 million or 13.9% for the second quarter 1995 when compared with the same period last year. Improvements in revenue and income were primarily fueled by internal growth and acquisition activity, namely EII and other post-second quarter 1994 acquisitions. Retail brokerage continued to reflect highly competitive property and casualty pricing in the domestic market. (Consulting related fees previously included in Retail brokerage in 1994 have been reclassified to "Consulting" to conform to the 1995 presentation).

"Reinsurance and wholesale" provides reinsurance, third-party administration,
underwriting management and captive services.   When compared to the same
quarter last year, revenue from this brokerage element increased $22.9 million or 25.9%. The major contributing factors to this increased revenue were internal growth, and to a lesser extent, the inclusion of the JFS (a London-based insurance and reinsurance brokerage firm) business combination in fourth quarter 1994.

"Consulting" provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $12.1 million or 23% for the second quarter when compared to prior year. The major contributing factors to this increase were the inclusion of the post-second quarter 1994 Pecos River Learning Centers Inc. (employee training) and HRS (human resources strategy development) business combinations. Although the consulting line produced higher revenues when compared to 1994, this line experienced slow growth in benefit plan products and a lower than anticipated inflow of new business.

Overall, revenue for the insurance brokerage and consulting services segment increased $63.8 million or 18.3% and $147.8 million or 21.1% in the second quarter and first half 1995, respectively, primarily due to internal growth and
acquisitions.   Limiting this revenue increase, the brokerage segment continues to be impacted by a soft domestic property and casualty market. Income before income tax increased $11.7 million or 31.5% and $24 million or 24% when compared to second quarter and first half 1994, respectively, reflecting recent acquisitions as well as internal growth.


Domestic/International Results
------------------------------

Second quarter domestic insurance brokerage and consulting services revenue and income before income tax represent 70% and 76%, respectively, of the total. International brokerage revenue of $122 million increased 35.3% for the second quarter. International brokerage income before income tax increased $5.3 million for the quarter. Partially offsetting this increase was the lower than anticipated inflow of financial planning revenues in the consulting line of
business.   In the international retail brokerage subsegment, revenues are generally highest in the first
quarter of the year, while expenses are incurred on a more even basis throughout the year.



LIFE INSURANCE
--------------

The life insurance line of business is composed primarily of capital accumulation products, credit insurance and ordinary life products. Revenue increased 5.8% and 5.5% for the second quarter and first half 1995, respectively, when compared to prior year primarily due to increased investment income generated on guaranteed investment contracts and variable products. Although premiums and fees on capital accumulation products continued to grow, investment spreads improved only slightly. In addition, traditional life business in Europe and the Pacific is continuing to runoff.

Income before income tax for life insurance increased 5.9% and 4.9% for the second quarter and first half 1995, respectively, compared with last year, primarily due to favorable mortality experience and growth in capital accumulation variable annuities. Overall, benefit and expense margins in second quarter 1995 did not suggest any significant shift in operating trends.


Domestic/International Results
------------------------------

Second quarter domestic life revenue represents 94% of the total. Domestic life income before income tax increased 15.7% when compared to its 1994 level. International life revenue of $15.7 million increased 4.7%. International life business experienced a modest loss in the second quarter primarily due to the runoff of Combined's unit-linked business.



ACCIDENT AND HEALTH INSURANCE
-----------------------------

The accident and health line of business is composed primarily of individual accident and health products sold by employees and agents and through direct response techniques, and credit disability products. Revenue increased $13 million or 4% and $30.5 million or 4.8% in the second quarter and first half 1995, respectively. Combined's direct sales accident and health revenue grew 5.1% in the second quarter. Financial credit disability revenue decreased 13.7% in the quarter due to the discontinuation of lower margin business.

Income before income tax increased 5.9% and 5.2% in the second quarter and first half 1995, respectively. Income before income tax on Combined's direct sales was up 3.1% from second quarter 1994, in part due to good general expense controls and to strong international health product sales, offset in part by slightly higher claims costs. Auto credit income before income tax increased from second quarter 1994 reflecting an increase in premiums earned. Pretax income on direct response business increased from 1994 primarily due to favorable benefit experience in the broad market line.

Domestic/International Results
------------------------------

Second quarter domestic accident and health revenue and income before income tax represent 76% and 65%, respectively, of the total. Combined direct and credit disability products represent all of the business that is marketed internationally. International accident and health revenue of $79.6 million increased 15.7% in the quarter influenced, in part, by an increase in auto credit earned premiums and by strong sales of Combined's health products in Europe and the Pacific. Second quarter international income before income tax increased 22.1% compared to the previous year primarily due to Combined's improved expense ratios.



SPECIALTY PROPERTY AND CASUALTY INSURANCE
-----------------------------------------

This line of business is composed primarily of extended warranties for mechanical repair, principally for automobiles as well as appliances and electronic equipment, and of specialty liability insurance, primarily professional liability and workers' compensation. Revenue increased $21.1 million or 26.2% when compared to second quarter 1994. Certain specialty property and casualty underwriting programs (generally characterized as higher margin businesses) continued to be favorably phased-out. Increased warranty revenue, particularly in the appliance and electronic equipment line, largely offset the loss of specialty property and casualty revenues.

Income before income tax was $14.2 million in the second quarter and $27.1 million in the first half reflecting an increase of 3.6% and a decrease of 0.7%, respectively, when compared to prior year. Extended warranty income before income tax of $9.7 million increased 49.2% for the quarter reflecting strong revenue and earnings growth.

Domestic/International Results
------------------------------

Second quarter domestic revenue and income before income tax represent 83% and 92%, respectively, of the total. Domestic income before income tax increased 2.4% for the second quarter reflecting strong growth in both the mechanical repair and the appliance and electronic equipment lines. Offsetting this growth, in part, was the continued phase-out of certain underwriting programs. Second quarter international revenue was 26.8% above prior year. International income before income tax increased 20% during the quarter due to the impact of lower loss ratios, particularly in the appliance and electronic extended warranty business.


CORPORATE AND OTHER
-------------------

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

  Revenue increased 8.3% and 11.6% for the second quarter and first half 1995, respectively, due in part to higher levels of invested assets and returns received from private placement equity securities and capital venture investments, and growth in financing fees. Pretax realized investment gains for the second quarter were $1.4 million and $1.7 million in 1995 and 1994, respectively. Income before income tax increased $1.3 million or 22% over the same quarter last year.

                                Aon CORPORATION
                            MAJOR LINES OF BUSINESS

(millions)
                                   Second Quarter Ended      Six Months Ended
                                   --------------------    ---------------------
                                   June 30,     Percent    June 30,      Percent
                                     1995        Change      1995         Change
                                   ---------    -------    --------      -------
REVENUE

Insurance brokerage and consulting
  services.........................$   412.6     18.3 %   $   848.9      21.1 %

Life...............................    246.9      5.8         491.2       5.5

Accident and health................    335.8      4.0         665.4       4.8

Specialty property and casualty....    101.6     26.2         180.0      13.2

Corporate and other................     44.3      8.3          95.1      11.6
                                   ---------    ------    ---------      ------
     TOTAL REVENUE EARNED..........$ 1,141.2    11.2 %    $ 2,280.6      11.5 %
                                   =========    ======    =========      ======

INCOME BEFORE INCOME TAX

Insurance brokerage and consulting
  services.........................$    48.8    31.5 %    $   123.8      24.0 %

Life...............................     30.7     5.9           55.9       4.9

Accident and health................     48.7     5.9           86.7       5.2

Specialty property and casualty....     14.2     3.6           27.1      (0.7)

Corporate and other................      7.2    22.0           24.6      45.6
                                   ---------    ------    ---------      ------
    TOTAL INCOME BEFORE INCOME TAX.$   149.6    13.6 %    $   318.1      13.7 %
                                   =========    ======    =========      ======

                                Aon CORPORATION
                         REVENUE BY MAJOR PRODUCT LINE

(millions)
                                      Second Quarter Ended    Six Months Ended
                                      --------------------  --------------------
                                      June 30,    Percent   June 30,     Percent
                                        1995       Change     1995        Change
                                      --------    -------   --------     -------
INSURANCE BROKERAGE AND CONSULTING
  SERVICES
Retail brokerage (1)..................$  236.4     13.9 %   $  497.9      18.3 %
Reinsurance and wholesale.............   111.4     25.9        225.9      29.7
Consulting (1)........................    64.8     23.0        125.1      18.1
                                      --------     ------   --------      ------
        TOTAL REVENUE EARNED..........$  412.6     18.3 %   $  848.9      21.1 %
                                      ========     ======   ========      ======

LIFE
Capital accumulation products.........$  145.3      6.4 %   $  287.9       6.0 %
Ordinary, Credit and other............   101.6      5.0        203.3       4.7
                                      --------     ------   --------      ------
        TOTAL REVENUE EARNED..........$  246.9      5.8 %   $  491.2       5.5 %
                                      ========     ======   ========      ======

ACCIDENT AND HEALTH
Combined direct sales.................$  220.9      5.1 %   $  437.0       6.0 %
Direct response and Group.............    78.7      0.9        158.6       1.7
Credit and other......................    36.2      4.6         69.8       4.8
                                      --------     ------   --------      ------
        TOTAL REVENUE EARNED..........$  335.8      4.0 %   $  665.4       4.8 %
                                      ========     ======   ========      ======

SPECIALTY PROPERTY AND CASUALTY.......$  101.6     26.2 %   $  180.0      13.2 %
                                      ========     ======   ========      ======

CORPORATE AND OTHER
Investment income on capital and
  other...............................$   36.6      6.7 %   $   81.2      12.8 %
Premium financing fees................     6.3     28.6         11.9      21.4
Realized investment gains.............     1.4    (17.6)         2.0     (41.2)
                                      --------     ------   --------      ------
       TOTAL REVENUE EARNED...........$   44.3      8.3 %   $   95.1      11.6 %
                                      ========     ======   ========      ======

       (1) Consulting related fees previously included in Retail brokerage in 1994 have been reclassified to Consulting to conform to the 1995 presentation.

               NET INCOME FOR SECOND QUARTER AND FIRST HALF 1995


The effective tax rate for second quarter and first half 1995 operating income, which excludes after-tax realized investment gains was 34%, compared to 33% for the full year 1994. Realized gains were taxed at 36% in 1995 and 1994.

Average shares outstanding for the second quarter increased 2.9% primarily due to the issuance of common shares related to business combinations and offset, in part, by treasury stock repurchases. Second quarter net income was $98.7 million ($0.85 per share) compared to $88.2 million ($0.77 per share) in 1994. Net income for the first half was $209.9 million ($1.81 per share) compared to $187.3 million ($1.65 per share) in 1994. Included in second quarter 1995 and 1994 net income are after-tax realized investment gains of $0.01 per share.



                        CASH FLOW AND FINANCIAL POSITION
                         AT THE END OF FIRST HALF 1995


Cash flows from operating activities in first half 1995 were $372.9 million, a decrease of $34.2 million from first half 1994. This decrease primarily reflects an increase in estimated federal income tax payments.

Investing activities used cash of $346 million which was made available primarily from operations. Cash used for acquisition activity during the first half 1995 was $66.7 million.

Cash totalling $272.8 million was used during first half 1995 by financing activities. Aon repurchased $48 million of treasury stock, net of reissued shares. Net cash flows from capital accumulation product deposits and withdrawals declined $169.9 million in first half 1995 when compared to prior
year.   This decline was primarily attributable to lower interest rates.  Cash was used to pay dividends of $71.4 million on common stock, $9 million on 8% perpetual preferred stock, $3.3 million on 6.25% convertible preferred stock and $1.3 million on Series C preferred stock.

In addition, included in notes payable at June 30, 1995 is approximately
$11 million which represents the principal amount of notes due within one year.

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

With a carrying value of $7.6 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (96.1%) and has a market value which is 101.8% of amortized cost.

Mortgage-backed securities, primarily collateralized mortgage obligations
(CMOs), included in the fixed maturities portfolio, totaled $2.3 billion, down $0.8 million from year-end 1994. There are no CMO residuals, interest only, inverse floating or principal only type securities in Aon's CMO portfolio. CMOs have been acquired as alternatives to mortgage-backed pass-through securities. Aon's insurance subsidiaries have generally acquired CMOs classified in the form of sequential payment, targeted amortization classes (TACs) or support TACs.

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

Total assets increased $1.1 billion to $19 billion since year-end 1994, primarily due to growth in the investment securities portfolio. Invested assets at June 30, 1995 increased $564.6 million from year-end levels, primarily due to unrealized investment gains and cash flows from operations. The amortized cost and fair value of less than investment grade fixed maturity investments, at June 30, 1995, were $284.3 million and $300.6 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at June 30, 1995 was $63 million, or 0.6% of total invested assets.

Mortgage loans held totalled $573.7 million or 5.5% of total invested assets. Aon maintained separate investment reserves related to mortgage loan losses on real estate and illiquid holdings, which include real estate ventures and limited partnerships, totalling $33.5 million at the end of first half 1995, down $2.9 million from the year end 1994 level of $36.4 million. These reserves are a product of Aon's continued review of the characteristics and risks of its investment portfolio and current environmental and economic conditions.

Aon measures capital accumulation product asset and liability durations to determine its net exposure to changes in interest rates. The duration match associated with interest-sensitive products is closely monitored. Non interest-sensitive insurance products do not require as close monitoring of duration matching.

Aon adjusts its duration mismatch subject to market conditions and its outlook on interest rate trends. As of June 30, 1995, assets and interest-sensitive liabilities were closely matched with the aggregate estimated duration variance of less than one year.

Aon uses derivative financial instruments (primarily financial futures, swaps and options) to: manage its overall asset/liability duration match; hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and hedge other business risks. As of June 30, 1995, Aon had open interest rate swap contracts which had unrealized losses of approximately $22.6 million.

Stockholders' equity increased $345.4 million in first half 1995 to $21.63 per
share, an increase of $3.33 per share since year-end.   In addition to net
income, the principal factors influencing this increase were net unrealized investment gains of $238.8 million, of which $187.1 million is related to fixed
maturities available for sale, and foreign exchange gains of $24.4 million.   At
year end 1994, a $30 million valuation allowance was established as a direct adjustment to stockholders' equity for a tax credit on unrealized losses on Aon's investment portfolios. This valuation allowance was reversed in the first quarter due to an improvement in market performance. In addition, equity was reduced by dividends to stockholders of $84.3 million and by $65.6 million for the repurchase of 1.8 million shares of common stock for treasury.



Review by Independent Auditors
------------------------------

The condensed consolidated financial statements at June 30, 1995, and for the second quarter and first half then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 1995, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of Aon Corporation as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 9, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


                                              /s/ Ernst & Young LLP
                                              ERNST & YOUNG LLP

Chicago, Illinois
August 1, 1995

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - The exhibits filed with this report are listed on the attached Exhibit Index.

   (b) Reports on Form 8-K -. No Current Reports on Form 8-K were filed for the quarter ended June 30, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Aon Corporation
                               (Registrant)

August 14, 1995               /s/ Harvey N. Medvin
                              -----------------------------------------------
                              HARVEY N. MEDVIN
                              EXECUTIVE VICE PRESIDENT,
                              CHIEF FINANCIAL OFFICER AND
                              TREASURER
                              (Principal Financial and Accounting Officer)

                                Aon CORPORATION
                                ---------------

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number
In Regulation S-K,                                                   Page
Item 601 Exhibit Table                                                No.
----------------------                                               ----
(11)    Statement regarding Computation of Per Share Earnings.        20

(12)    Statements regarding Computation of Ratios.

        (a)  Statement regarding Computation of Ratio of Earnings
             to Fixed Charges.                                        21

        (b)  Statement regarding Computation of Ratio of Earnings
             to Combined Fixed Charges and Preferred Stock
             Dividends.                                               22

(15)    Letter re: Unaudited Interim Financial Information.           23

(27)    Financial Data Schedule