Form 10-Q
period 1995-09-30
AON CORP
filed 1995-11-14
CIK 315293

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     ___
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 1-7933

                                Aon Corporation
                                ---------------
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                           36-3051915
               --------                           ----------
     (State or Other Jurisdiction of              (IRS Employer
     Incorporation or Organization)               Identification No.)



     123 N. WACKER DR., CHICAGO, ILLINOIS          60606
     ------------------------------------          -----
     (Address of Principal Executive Offices)      (Zip Code)


            (312) 701-3000
            --------------
     (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X     NO
                                              ---       ---
Number of shares of common stock outstanding:

                                      No. Outstanding
             Class                     as of 9-30-95
             -----                    ---------------

     $1.00 par value Common              108,028,708

                                    Part 1
                             Financial Information
                                Aon CORPORATION
            Condensed Consolidated Statements of Financial Position

              (millions)                               As of          As of
    Assets                                         Sept 30, 1995  Dec. 31, 1994
                                                   -------------  -------------
                                                    (Unaudited)
    Investments
      Fixed maturities
        Held to maturity                            $    2,881.5  $    2,983.8
        Available for sale                               4,760.8       4,160.3
      Equity securities at fair value
        Common stocks                                      244.3         314.9
        Preferred stocks                                   720.6         624.4
      Mortgage loans on real estate                        597.7         567.5
      Real estate (net of accumulated depreciation)         36.3          35.6
      Policy loans                                         222.6         214.9
      Other long-term investments                          106.9          97.9
      Short-term investments                               962.1         783.2
                                                    ------------  ------------
          Total investments                             10,532.8       9,782.5

    Cash                                                   124.2         508.8




    Receivables
      Insurance brokerage and consulting services        2,315.7       1,882.0
      Premiums and other                                   800.3         637.7
      Accrued investment income                            173.3         133.5
                                                    ------------  ------------
          Total receivables                              3,289.3       2,653.2


    Deferred Policy Acquisition Costs                    1,241.7       1,181.6
    Intangible Assets                                    1,555.1       1,548.0
    Property and Equipment at Cost (net of                 308.1         266.5
      accumulated depreciation)
    Assets Held Under Special Contracts                  2,109.5       1,595.1
    Other Assets                                           479.4         386.2
                                                    ------------  ------------
          Total Assets                              $   19,640.1  $   17,921.9
                                                    ============  ============

                                                       As of         As of
    Liabilities and Equity                         Sept 30, 1995  Dec. 31, 1994
                                                   -------------  -------------
                                                    (Unaudited)
    Policy Liabilities
      Future policy benefits                        $    1,446.5  $    1,434.5
      Policy and contract claims                           951.3         944.2
      Unearned and advance premiums                      1,638.0       1,428.4
      Other policyholder funds                           5,508.2       5,503.3
                                                    ------------  ------------
          Total policy liabilities                       9,544.0       9,310.4

    General Liabilities
      Short-term borrowings                                322.2         243.9
      Insurance premiums payable                         2,859.0       2,408.7
      Commissions and general expenses                     518.7         526.6
      Accrued income taxes                                 365.0         330.2
      Notes payable                                        496.4         495.5
      Debt guarantee of ESOP                                56.8          65.5
      Liabilities held under special contracts           2,109.5       1,595.1
      Other liabilities                                    746.5         638.6
                                                    ------------  ------------
          Total Liabilities                             17,018.1      15,614.5

    Commitments and Contingent Liabilities

    Redeemable Preferred Stock                              50.0          50.0

    Stockholders' Equity
      Preferred stock - $1 par value                         8.1          11.1
      Common stock - $1 par value                          111.4         110.6
      Paid-in additional capital                           421.8         485.2
      Net unrealized investment gains/(losses)             117.8        (142.8)
      Net foreign exchange losses                           (4.7)        (19.7)
      Retained earnings                                  2,130.8       1,998.1
      Less - Treasury stock at cost                       (104.0)        (72.9)
             Deferred compensation                        (109.2)       (112.2)
                                                    ------------  ------------
          Total Stockholders' Equity                     2,572.0       2,257.4
                                                    ------------  ------------


          Total Liabilities and Equity              $   19,640.1  $   17,921.9
                                                    ============  ============

See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

    (millions except per share data)

                                                      Third Quarter Ended      Nine Months Ended
                                                     ---------------------   ---------------------

                                                      Sept 30,   Sept 30,     Sept 30,    Sept 30,
                                                        1995       1994         1995        1994
                                                      --------   --------    ---------   ---------
    REVENUE
       Premiums and policy fees.......................$  514.1   $  480.9    $ 1,527.0   $ 1,430.7
       Net investment income..........................   210.9      190.6        623.5       560.8
       Realized investment gains......................     1.6        1.8          3.6         5.2
       Brokerage commissions and fees.................   394.5      336.7      1,208.9     1,015.0
       Other income...................................    21.2       20.5         59.9        64.8

                                                      --------   --------    ---------   ---------
           Total revenue earned....................... 1,142.3    1,030.5      3,422.9     3,076.5
                                                      --------   --------    ---------   ---------

    BENEFITS AND EXPENSES
       Benefits to policyholders......................   343.8      325.9      1,039.0       972.3
       Commissions and general expenses...............   532.9      472.9      1,579.8     1,393.1
       Interest expense...............................    14.2       11.3         41.2        33.4
       Amortization of deferred policy
         acquisition costs............................    76.6       68.7        223.0       201.4
       Amortization of intangible assets..............    23.2       22.2         70.2        67.1

                                                      --------   --------    ---------   ---------
           Total benefits and expenses................   990.7      901.0      2,953.2     2,667.3
                                                      --------   --------    ---------   ---------

    INCOME BEFORE INCOME TAX                             151.6      129.5        469.7       409.2
          Provision for income tax....................    51.6       42.8        159.8       135.2
                                                      --------   --------    ---------   ---------

    NET INCOME .......................................$  100.0   $   86.7    $   309.9   $   274.0
                                                      ========   ========    =========   =========

    Income Attributable to Common Stockholders........$   94.2   $   78.4    $   290.5   $   249.1
                                                      ========   ========    =========   =========

    Net income per share (1)..........................$   0.87   $   0.76    $    2.68   $    2.40
                                                      ========   ========    =========   =========

    Cash dividends paid on common stock ..............$   0.34   $   0.32    $    1.00   $    0.94
                                                      ========   ========    =========   =========

    Average common and common equivalent shares
          outstanding ................................   108.1      105.7        108.5       105.9
                                                      --------   --------    ---------   ---------


      (1) Includes the effect of $5.8 million and $19.4 million, and $6.8 million and $20 million of dividends incurred on the 8%, 6.25% and Series C preferred stocks in third quarter and nine months ended September 30, 1995 and 1994, respectively.

See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


     (millions)
                                                                                    Nine Months Ended
                                                                                 -----------------------
                                                                                  Sept 30,      Sept 30,
                                                                                    1995          1994
                                                                                 ---------     ---------
     Cash Provided by Operating Activities...................................... $   439.4     $   518.0
                                                                                 ---------     ---------

     Cash Flows from Investing Activities:
        Sale (purchase) of short term investments-net...........................    (155.6)         16.6
        Sale or maturity of investments
          Fixed maturities - Held to maturity
                              Maturities........................................       0.8          30.7
                              Calls and Prepayments.............................     123.1         693.9
                              Sales.............................................       3.0             -
          Fixed maturities - Available for sale
                              Maturities........................................      86.1          64.7
                              Calls and Prepayments.............................     158.8         264.0
                              Sales.............................................   2,195.3         499.8
          All other investments.................................................     705.5         814.5
        Purchase of investments
          Fixed maturities - Held to maturity...................................         -        (726.4)
          Fixed maturities - Available for sale.................................  (2,761.6)       (978.4)
          All other investments.................................................    (720.4)     (1,047.8)
        Acquisition of subsidiaries.............................................     (74.5)        (21.1)
        Property and equipment and other........................................     (81.9)        (56.3)
                                                                                 ---------     ---------
              Cash Used by Investing Activities.................................    (521.4)       (445.8)
                                                                                 ---------     ---------

     Cash Flows from Financing Activities:
        Treasury stock transactions - net.......................................     (49.4)          4.8
        Issuance of short-term borrowings - net.................................      78.3          77.8
        Issuance of notes payable...............................................      18.0          99.7
        Repayment of notes payable..............................................     (19.1)       (126.1)
        Interest sensitive life, annuity and investment contract deposits.......   1,008.2       1,274.3
        Interest sensitive life, annuity and investment contract withdrawals....  (1,138.4)     (1,102.4)
        Cash dividends to stockholders..........................................    (128.2)       (120.7)
        Retirement of cumulative perpetual preferred stock......................     (75.4)            -
        Retirement of Series B conversion preferred stock.......................         -         (31.2)
                                                                                 ---------     ---------
              Cash Provided (Used) by Financing Activities......................    (306.0)         76.2
                                                                                 ---------     ---------

     Effect of Exchange Rate Changes on Cash....................................       3.4           9.4
     Increase (Decrease) in Cash................................................    (384.6)        157.8
     Cash at Beginning of Period................................................     508.8         163.8
                                                                                 ---------     ---------
     Cash at End of Period...................................................... $   124.2     $   321.6
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

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Aon anticipates adopting this Statement in its 1996 consolidated financial statements as required. Implementation of this Statement is not expected to have a material effect on Aon's financial statements.

     In October 1995, FASB issued SFAS Statement No. 123 (Accounting for Stock-Based Compensation). This standard establishes financial accounting and reporting standards for stock-based employee compensation plans. This standard also requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of whether the fair value or the intrinsic value based methods of accounting are used to account for them. Aon anticipates adopting this statement in its 1996 consolidated financial statements as required. Implementation of this statement is not expected to have a material effect on Aon's financial statements.

3.   Business Combinations
     ---------------------

     In first quarter 1995, Aon merged with a retail insurance broker specializing in construction business coverages. In connection with this merger, Aon reissued 383,000 shares of common stock from treasury. In third quarter 1995, Aon merged with an insurance broker specializing in various products and services to the travel industry. In connection with this merger, Aon issued 816,000 shares of common stock. In addition, Aon merged with certain other insurance brokerage operations in third quarter 1995. These business combinations have been accounted for by the pooling of interests method. Prior period financial statements have not been restated because the effect of the mergers was not material to Aon's consolidated financial statements.

     During 1995, certain insurance brokerage subsidiaries of Aon acquired several insurance brokerage operations. These acquisitions were financed by internal funds and were accounted for by the purchase method. They were not material to Aon's consolidated financial statements.

4.   Capital Stock
     -------------

     During the nine months 1995, Aon purchased 1,966,000 shares of its common stock, at a total cost of $71.2 million. Aon reissued 959,000 shares of common stock from treasury for employee benefit plans during the nine months 1995. The net aggregate cost of those shares exceeded the net aggregate proceeds resulting in a charge to retained earnings.

     In addition, Aon reissued 523,000 shares of treasury stock in connection with business combinations. There were 3.4 million shares of common stock held in treasury at September 30, 1995.

     In third quarter 1995, Aon purchased and retired 3 million shares of its 8% Cumulative Perpetual Preferred Stock at a total cost of $75.4 million.

5.   Subsequent Event
     ----------------

     On November 13, 1995, Aon announced it had reached a definitive agreement on the sale of its domestic life and health operation, Union Fidelity Life Insurance Company (UFLIC), which is headquartered in Trevose, Pennsylvania, to General Electric Capital Corporation (GE Capital) of Stamford, Connecticut. UFLIC is being sold for a price in excess of $400 million. The sale will close as soon as the required regulatory consents have been received, which is expected to be in the early part of 1996.

                                Aon CORPORATION

                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                            AND FINANCIAL CONDITION
                      REVENUE AND INCOME BEFORE INCOME TAX
                     FOR THIRD QUARTER AND NINE MONTHS 1995


CONSOLIDATED RESULTS
--------------------

Premiums and policy fees increased $33.2 million or 6.9% and $96.3 million or 6.7% in third quarter and nine months 1995, respectively, compared with the same period last year. Life premium and policy fees earned increased 3.7% in the quarter, primarily reflecting earned premiums from direct response business. Accident and health premiums earned increased $4.9 million or 1.6% in the quarter, primarily due to the continued growth of Combined Insurance Company of America ("Combined") direct sales international business. Specialty property and casualty premiums earned increased $24.1 million or 41.4% in the quarter reflecting a higher volume of new business in the extended warranty operations, particularly the appliance and electronic equipment line. The continued phase-out of certain specialty liability programs partially offset this increase.

Net investment income increased $20.3 million or 10.7% in the third quarter and $62.7 million or 11.2% in the nine months when compared to prior year. Investment income growth in the third quarter and nine months 1995, was primarily attributed to higher levels of invested assets as well as income received from private placement equity holdings and capital venture investments.

Brokerage commissions and fees increased $57.8 million or 17.2% and $193.9 million or 19.1% in third quarter and nine months 1995, respectively, reflecting internal growth and business combination activity, primarily the late-1994 mergers with Jenner Fenton Slade Group Limited (JFS), Energy Insurance International (EII) and HRStrategies Inc. (HRS).

Total revenue increased $111.8 million or 10.8% in the third quarter and $346.4 million or 11.3% in nine months 1995 over last year, reflecting investment income growth, internal growth, and the business combinations mentioned above. Total benefits and expenses increased 10% and 10.7% in the same periods. Income before income tax increased $22.1 million or 17.1% and $60.5 million or 14.8% in the third quarter and nine months, respectively, due largely to growth in the brokerage and consulting segment.

MAJOR LINES OF BUSINESS
-----------------------

INSURANCE BROKERAGE AND CONSULTING SERVICES
-------------------------------------------

"Retail brokerage" provides for the placement and management of insurance risks for commercial clients as well as associations and financial institutions. Revenue increased $36.1 million or 19.1% for the third quarter 1995 when compared with the same period last year. Improvements in revenue and income were primarily fueled by acquisition activity, namely EII and other post-third quarter 1994 acquisitions. Retail brokerage continued to reflect highly competitive property and casualty pricing in the domestic market. (Consulting related fees previously included in Retail brokerage in 1994 have been reclassified to "Consulting" to conform to the 1995 presentation).

"Reinsurance and wholesale" provides reinsurance, third-party administration, underwriting management and captive services. When compared to the same period last year, revenue from this brokerage element increased $26.6 million or 26.7%. The major contributing factors to this increased revenue were internal growth, and to a lesser extent, the inclusion of the JFS (London-based insurance and reinsurance brokerage firm) business combination in fourth quarter 1994.

"Consulting" provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $2 million or 3.4% for the third quarter when compared to prior year. The major contributing factors to this increased revenue were the inclusion of the fourth quarter 1994 HRS (human resources strategy development) business combination and the third quarter 1995 merger with Hutchison & Associates (employee benefits consulting). Although the consulting line produced higher revenues when compared to 1994, this line experienced slow growth in benefit plan product sales.

Overall, revenue for the insurance brokerage and consulting services segment increased $64.7 million or 18.6% and $212.5 million or 20.2% in the third quarter and nine months, respectively. Limiting this revenue increase, the brokerage segment continues to be impacted by a soft property and casualty market. Income before income tax increased $15.2 million or 53.9% and $39.2 million or 30.6% when compared to third quarter and nine months 1994, respectively, reflecting recent acquisitions as well as internal growth and improved expenses.


Domestic/International Results
------------------------------

Third quarter domestic insurance brokerage and consulting services revenue and income before income tax represent 72% and 88%, respectively, of the total. International brokerage revenue of $116 million increased 38.1% for the third quarter. Partially offsetting this increase was the slow growth in benefit plan product sales in the consulting line of business. International brokerage income before income tax increased $4.9 million for the quarter. In the international retail brokerage subsegment, revenues are generally highest in the first quarter of the year, while expenses are incurred on a more even basis throughout the year.

LIFE INSURANCE
--------------

The life insurance line of business is composed primarily of capital accumulation products, credit insurance and ordinary life products. Revenue increased 2.9% and 4.6% for the third quarter and nine months 1995, respectively, when compared to prior year primarily due to increased investment income generated on guaranteed investment contracts and variable products, and growth in premiums and fees on direct response business. In addition, life revenue also reflected a moderation in fixed annuity sales. Traditional life business in Europe and the Pacific is continuing to runoff as planned.

Income before income tax for life insurance increased 13.6% and 8% for the third quarter and nine months 1995, respectively, compared with last year primarily due to favorable mortality experience and growth in capital accumulation variable annuities. Pretax income growth was positively influenced by newer direct sales domestic products with better underwriting margins. Overall, benefit and expense margins in third quarter 1995 did not suggest any significant shift in operating trends.

Domestic/International Results
------------------------------

Third quarter domestic life revenue represents 94% of the total. Domestic life income before income tax increased 19.6% when compared to its 1994 level. International life revenue of $14.9 million increased 4.9%, principally due to improved premiums earned in the credit insurance line.



ACCIDENT AND HEALTH INSURANCE
-----------------------------

The accident and health line of business is composed principally of individual accident and health products sold by employees and agents and through direct response techniques, and credit disability products. Revenue increased $6.5 million or 2% and $37 million or 3.9% in the third quarter and nine months, respectively. Combined direct sales accident and health revenue grew 3.5% in the third quarter. Financial credit disability revenue decreased 8.2% in the quarter primarily due to the discontinuation of lower margin business.

Income before income tax increased 2% and 4% in the third quarter and nine months, respectively. Income before income tax on Combined's direct sales business was up 6.1% from third quarter 1994, in part due to good general expense controls and to strong international health product sales, offset in part by slightly higher claims costs. Auto credit income before income tax decreased slightly from third quarter 1994 reflecting lower earned premium and lower auto sales which were offset in part by good expense controls. Pretax income on direct response products decreased from 1994. Strong growth in third party business was offset by the continued runoff of the medicare supplement line. Profit margins for the accident and health segment, however, continued to remain stable when compared to prior year.

Domestic/International Results
------------------------------

Third quarter domestic accident and health revenue and income before income tax represent 76% and 65%, respectively, of the total. Combined direct and credit disability products represent all the business that is marketed internationally. International accident and health revenue of $80.1 million increased 10.8% in the quarter influenced, in part, by an increase in both auto credit earned premiums and prior year auto sales and by strong sales of Combined's health products in Europe and the Pacific. Third quarter international income before income tax increased 18.4% compared to the previous year primarily due to improved auto credit expense ratios.



SPECIALTY PROPERTY AND CASUALTY INSURANCE
-----------------------------------------

This line of business is composed primarily of extended warranties for mechanical repair, principally for automobiles as well as appliances and electronic equipment, and specialty liability insurance, primarily professional liability and workers' compensation. Revenue increased $27.1 million or 36.7% when compared to third quarter 1994. Certain specialty property and casualty underwriting programs (generally characterized as higher margin businesses) continued to be favorably phased-out. Increased warranty revenue, particularly in the appliance and electronic equipment line, largely offset the decline of specialty property and casualty revenues.

Income before income tax was $13.8 million in the third quarter and $40.9 million for nine months reflecting an increase of 3.8% and 0.7%, respectively, when compared to prior year. Extended warranty income before income tax increased 48.2% for the quarter reflecting strong revenue and earnings growth mentioned above.

Domestic/International Results
------------------------------

Third quarter domestic revenue and income before income tax represent 81% and 87%, respectively, of the total. Domestic income before income tax decreased 2.4% for the third quarter reflecting the continued phase-out of certain underwriting programs. Strong growth, particularly in the appliance and electronic equipment line, offset this decline. Third quarter international revenue was 30.3% above prior year. International income before income tax increased 80% during the quarter principally due to the impact of lower loss ratios and to a higher volume of new business, particularly in the appliance and electronic equipment line.

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income on capital, financing fees, and realized investment gains before tax. Allocation of investment income to the insurance segments is based on the invested assets which underlie policyholder liabilities for each of the major insurance product lines. Excess invested assets and related investment income, which do not underlie these liabilities, are reported in this segment. Expenses include corporate administrative costs, interest and financing expenses, and goodwill amortization associated with acquisitions.

Revenue increased 14.8% and 12.7% for the third quarter and nine months 1995, respectively, due in part to higher levels of invested assets, higher investment yields, and returns received from private placement equity securities and capital venture holdings, and growth in financing fees. Pretax realized investment gains for the third quarter were $1.6 million and $1.8 million in 1995 and 1994, respectively. Income before income tax increased $1.3 million or 14.8% over the same quarter last year. Higher short-term interest expense due to an increased volume of short-term-borrowings, which were primarily used to finance the repurchase of the 8% preferred stock in third quarter 1995, partially offset increases in revenue for the quarter.

                                Aon CORPORATION
                            MAJOR LINES OF BUSINESS

    (millions)

                                                      Third Quarter Ended      Nine  Months  Ended
                                                      --------------------     -------------------

                                                       Sept 30,    Percent     Sept 30,    Percent
                                                         1995       Change       1995       Change
                                                       ---------   -------     ---------   -------
    Revenue

    Insurance brokerage and consulting services........$   413.2     18.6 %    $ 1,262.1     20.2 %

    Life...............................................    246.1      2.9          737.3      4.6

    Accident and health................................    330.8      2.0          996.2      3.9

    Specialty property and casualty....................    101.0     36.7          281.0     20.7

    Corporate and other................................     51.2     14.8          146.3     12.7
                                                       ---------     ----      ---------     ----

           Total revenue earned........................$ 1,142.3     10.8 %    $ 3,422.9     11.3 %
                                                       =========     ====      =========     ====




    Income Before Income Tax

    Insurance brokerage and consulting services........$    43.4     53.9 %    $   167.2      30.6 %

    Life...............................................     34.3     13.6           90.2       8.0

    Accident and health................................     50.0      2.0          136.7       4.0

    Specialty property and casualty....................     13.8      3.8           40.9       0.7

    Corporate and other................................     10.1     14.8           34.7      35.0
                                                       ---------     ----      ---------      ----

           Total income before income tax..............$   151.6     17.1 %    $   469.7      14.8 %
                                                       =========     ====      =========      ====

                                Aon CORPORATION
                         REVENUE BY MAJOR PRODUCT LINE

    (millions)
                                                       Third  Quarter Ended      Nine Months Ended
                                                       --------------------     -------------------

                                                        Sept. 30,   Percent     Sept. 30,   Percent
                                                           1995      Change       1995       Change
                                                       ----------   -------     ---------   -------
    Insurance brokerage and consulting services
    Retail brokerage (1).................................$  225.3     19.1 %   $   723.2      18.5 %
    Reinsurance and wholesale............................   126.2     26.7         352.1      28.6
    Consulting (1).......................................    61.7      3.4         186.8      12.8
                                                         --------     ----     ---------      ----
            Total revenue earned.........................$  413.2     18.6 %   $ 1,262.1      20.2 %
                                                         ========     ====     =========      ====

    Life
    Capital accumulation products........................$  142.1      0.8 %   $   430.0       4.2 %
    Ordinary, Credit and other...........................   104.0      5.9         307.3       5.1
                                                         --------     ----     ---------      ----
            Total revenue earned.........................$  246.1      2.9 %   $   737.3       4.6 %
                                                         ========     ====     =========      ====

    Accident and health
    Combined direct sales................................$  218.2      3.5 %   $   655.2       5.2 %
    Direct response and Group............................    77.7        -         236.3       1.1
    Credit and other.....................................    34.9     (2.5)        104.7       2.2
                                                         --------     ----     ---------      ----
            Total revenue earned.........................$  330.8      2.0 %   $   996.2       3.9 %
                                                         ========     ====     =========      ====

    Specialty property and casualty......................$  101.0     36.7 %   $   281.0      20.7 %
                                                         ========     ====     =========      ====


    Corporate and other
    Investment income on capital and other...............$   42.6     14.2 %   $   123.8      13.3 %
    Premium financing fees...............................     7.0     27.3          18.9      23.5
    Realized investment gains............................     1.6    (11.1)          3.6     (30.8)
                                                         --------     ----     ---------      ----
           Total revenue earned..........................$   51.2     14.8 %   $   146.3      12.7 %
                                                         ========     ====     =========      ====

           (1) Consulting related fees previously included in Retail brokerage in 1994 have been reclassified to Consulting to conform to the 1995 presentation.

               NET INCOME FOR THIRD QUARTER AND NINE MONTHS 1995


The effective tax rate for third quarter and nine months 1995 operating income, which excludes after-tax realized investment gains was 34%, compared to 33% for the full year 1994. Realized gains were taxed at 36% in 1995 and 1994.

Average shares outstanding for the third quarter increased 2.3% primarily due to the issuance of common shares related to business combinations and offset, in part, by treasury stock repurchases. Third quarter net income was $100 million ($0.87 per share) compared to $86.7 million ($0.76 per share) in 1994. Net income per share for the nine months was $309.9 million ($2.68 per share) compared to $274 million ($2.40 per share). Included in third quarter 1995 and 1994 net income are after-tax realized investment gains of $0.01 per share.


                        CASH FLOW AND FINANCIAL POSITION
                         AT THE END OF NINE MONTHS 1995


Cash flows from operating activities in nine months 1995 were $439.4 million, a decrease of $78.6 million from nine months 1994. This decrease primarily reflects the timing of estimated federal income tax settlements and the receipt of interest payments on Aon's investment portfolio.

Investing activities used cash of $521.4 million which was made available primarily from operations. Cash used for acquisition activity during the nine months 1995 was $74.5 million.

Cash totalling $306 million was used during nine months 1995 for financing activities. Aon repurchased $49.4 million of treasury stock, net of reissued shares. Net cash flows from capital accumulation product deposits and withdrawals declined $302.1 million in nine months 1995 when compared to prior year. This decline was primarily attributable to lower interest rates. Cash was used to pay dividends of $107.8 million on common stock, $13.5 million on 8% perpetual preferred stock, $5 million on 6.25% convertible preferred stock and $1.9 million on Series C preferred stock.

In addition, included in notes payable at September 30, 1995 is approximately $14 million which represents the principal amount of notes due within one year.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon anticipates continuation of the company's positive cash flow and the ability of the parent company to access adequate short-term lines of credit. Aon does anticipate sufficient cash flow in the long-term.

Recently Aon announced its intention to explore the sale of its domestic life insurance company - Life of Virginia (LOV). The sale proceeds would be used in such a way that Aon's current capitalization relationships would be maintained. LOV's principal business activity is to underwrite substantially all of the capital accumulation and traditional life products sold by Aon subsidiaries. For Aon's 1994 fiscal year, LOV contributed in excess of $600 million of the $947 million of life insurance revenues generated. On the consolidated statement of financial position, LOV's total policy liabilities at December 31, 1994 accounted for approximately $6 billion of Aon's $9.3 billion policy liabilities in the aggregate.

The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for servicing acquisition-related debt. Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $7.6 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95.4%) and has a market value which is 101.9% of amortized cost.

Mortgage-backed securities, primarily collateralized mortgage obligations (CMO's), included in the fixed maturities portfolio, totalled $2.1 billion, down $1 billion from year-end 1994. There are no CMO residuals, interest only, inverse floating or principal only type securities in Aon's CMO portfolio. CMOs have been acquired as alternatives to mortgage-backed pass-through securities. Aon's insurance subsidiaries have generally acquired CMOs classified in the form of sequential payment, targeted amortization classes (TACs) or support TACs.

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

Total assets increased $1.7 billion to $19.6 billion since year-end 1994, primarily due to growth in the investment portfolio. Invested assets at September 30, 1995 increased $750.3 million from year-end levels, primarily due to unrealized investment gains and cash flows from operations. The amortized cost and fair value of less than investment grade fixed maturity investments, at September 30, 1995, were $340.9 million and $353.1 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at September 30, 1995 was $59.3 million, or 0.6% of total invested assets.

Mortgage loans held totalled $597.7 million or 5.7% of total invested assets. Aon maintained separate investment reserves related to mortgage loan losses on real estate and illiquid holdings, which include real estate ventures and limited partnerships, totalling $33.3 million at the end of nine months 1995, down $3.1 million from the year end 1994 level of $36.4 million. These reserves are a product of Aon's continuing review of the characteristics and risks of its investment portfolio and current environmental and economic conditions.

Aon measures capital accumulation product asset and liability durations to determine its net exposure to changes in interest rates. The duration match associated with interest-sensitive products is closely monitored. Non interest-sensitive insurance products do not require as close monitoring of duration matching.

Aon adjusts its duration mismatch subject to market conditions and its outlook on interest rate trends. As of September 30, 1995, assets and interest-sensitive liabilities were closely matched with the aggregate estimated duration variance of less than one year.

Aon uses derivative financial instruments (primarily financial futures, swaps and options) to: (a) manage its overall asset/liability duration match; (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) hedge other business risks. As of September 30, 1995, Aon had open contracts which had unrealized losses of approximately $21 million.

Stockholders' equity increased $314.6 million in nine months 1995 to $21.89 per share, an increase of $3.59 per share since year-end. In addition to net income, the principal factors influencing this increase were the change in net unrealized investment gains of $260.6 million, of which $197.6 million is related to fixed maturities available for sale, and foreign exchange gains of $15 million. At year end 1994, a $30 million valuation allowance was established as a direct adjustment to stockholders' equity for a tax credit on unrealized losses on Aon's investment portfolios. This valuation allowance was reversed in the first quarter due to an improvement in market performance. In addition, equity was reduced by $71.2 million for the repurchase of approximately 2 million shares of common stock from treasury, the purchase of 3 million shares of the 8% Cumulative Perpetual Preferred Stock for $75.4 million, and dividends to stockholders of $162.8 million. Included in the reduction for dividends is an accrual for the fourth quarter 1995 common stock dividend.


Review by Independent Auditors
------------------------------

The condensed consolidated financial statements at September 30, 1995, and for the third quarter and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 1995, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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



Chicago, Illinois
November 2, 1995

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits - The exhibits filed with this report are listed on the
        --------
        attached Exhibit Index.

   (b)  Reports on Form 8-K -  No Current Reports on Form 8-K were filed for the
        -------------------
        quarter ended September 30, 1995.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Aon Corporation
                              ---------------
                               (Registrant)

November 14, 1995             /s/ Harvey N. Medvin
                              -------------------------------------------------
                              HARVEY N. MEDVIN
                              EXECUTIVE VICE PRESIDENT,
                              CHIEF FINANCIAL OFFICER AND
                              TREASURER
                              (Principal Financial and Accounting Officer)

                                Aon CORPORATION
                                ---------------

                                 EXHIBIT INDEX
                                 -------------



Exhibit Number
In Regulation S-K,                                                          Page
Item 601 Exhibit Table                                                       No.
----------------------                                                      ----


(11)    Statement regarding Computation of Per Share Earnings.               20

(12)    Statements regarding Computation of Ratios.

        (a)  Statement regarding Computation of Ratio of Earnings to         21
             Fixed Charges.

        (b)  Statement regarding Computation of Ratio of Earnings to         22
             Combined Fixed Charges and Preferred Stock Dividends.

(15)    Letter re: Unaudited Interim Financial Information.                  23

(27)    Financial Data Schedule