Form 10-K405
period 1995-12-31
AON CORP
filed 1996-04-01
CIK 315293

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         COMMISSION FILE NUMBER: 1-7933

                                Aon CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ---------------------

                DELAWARE                                      36-3051915
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)
        123 NORTH WACKER DRIVE,                                 60606
           CHICAGO, ILLINOIS                                  (Zip Code)
(Address of Principal Executive Offices)
             (312) 701-3000
           (Telephone Number)

                             --------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                        ON WHICH REGISTERED
- ------------------------------------------          ------------------------
        Common Stock, $1 par value                  New York Stock Exchange*
 8% Cumulative Perpetual Preferred Stock            New York Stock Exchange
6-1/4% Cumulative Convertible Exchangeable
             Preferred Stock                        New York Stock Exchange
          6.875% Notes Due 1999                     New York Stock Exchange
           7.40% Notes Due 2002                     New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1996 was $4,575,244,569.

Number of shares of $1.00 par value Common Stock outstanding as of February 28, 1996: 108,413,284.

         DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE:

 Annual Report to Stockholders of the Registrant for the Year 1995 (Parts I, II
                                    and IV)
  Notice of Annual Meeting of Holders of Common Stock and Series C Cumulative
                                   Preferred
 Stock and Proxy Statement for Annual Meeting of Stockholders on April 19, 1996
                          of the Registrant (Part III)

================================================================================

                                     PART I

ITEM 1.  BUSINESS.


  The Registrant is an insurance holding company. Incorporated in 1979, it is the parent corporation of long established and more recently formed companies. In early 1996, one of the Registrant's wholly-owned subsidiaries, Rollins Hudig Hall Group, Inc. changed its name to Aon Group, Inc. ("Aon Group"). Several of Aon Group's subsidiaries also changed their names in early 1996 including Aon Risk Services Companies, Inc. (formerly Rollins Hudig Hall Co.); Aon Holdings bv (formerly Rollins Hudig Hall Holdings bv); and Aon Consulting Worldwide, Inc. (formerly Godwins International, Inc.). These newly named corporations join Aon Specialty Group, Inc.; Aon Re Worldwide, Inc.; and Nicholson Leslie Group Limited to comprise Aon Group. Aon Group and its subsidiaries provide reinsurance intermediary services, benefits consulting and commercial insurance brokerage services.

  In fourth quarter 1995, the Registrant and Combined Insurance Company of America ("Combined Insurance") executed definitive agreements to sell two of Combined Insurance's insurance subsidiaries, Union Fidelity Life Insurance Company ("UFLIC") and The Life Insurance Company of Virginia ("LOV"). The parties have received the necessary regulatory consents, and the sales of these two subsidiaries are expected to close on or around April 1,1996.

  Combined Insurance and Ryan Insurance Group, Inc. engage in the marketing of life and accident and health insurance products. Ryan Insurance Group, Inc.; Virginia Surety Company, Inc.; and London General Insurance Company Limited, also subsidiaries of the Registrant, offer extended warranty and specialty insurance products. Beginning in fourth quarter 1995, all insurance underwriting operations are presented as one segment and primarily include life, accident and health insurance and extended warranty products.

  The Registrant hereby incorporates by reference the four inside cover pages and pages 6 and 7 of the Annual Report to Stockholders of the Registrant for the Year 1995 ("Annual Report").


COMPETITION AND INDUSTRY POSITION


(1) INSURANCE BROKERAGE AND CONSULTING SERVICES

  Aon Risk Services Companies, Inc. ("Aon Risk Services Companies"); Aon Holdings bv ("Aon Holdings"); Aon Specialty Group, Inc. ("Aon Specialty Group"); Aon Consulting Worldwide, Inc. ("Aon Consulting"); Aon Re Worldwide, Inc. ("Aon Re"); and Nicholson Leslie Group Limited ("Nicholson Leslie").


  Aon Group, Inc. ("Aon Group"), formerly Rollins Hudig Hall Group, Inc., is the holding company for the Registrant's commercial brokerage and consulting operation. Aon Group is the second largest brokerage and consulting services firm in the world. The Aon Group companies have more than 350 offices around the world and employ approximately 14,000 professionals and support personnel who serve the diverse needs of clients.

  Aon Risk Services Companies' (formerly Rollins Hudig Hall Co.) subsidiaries operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms as well as individual brokers and agents and direct writers of insurance coverage. Aon Risk Services Companies' subsidiaries offer comprehensive services to clients including insurance placement, specialized brokerage services, program development and administration, premium financing services, risk management and loss control consulting. It has also developed certain specialist niche areas such as marine, aviation, directors and officers liability, financial institutions, construction, energy, municipalities, media, entertainment and fine art.

  Aon Holdings (formerly Rollins Hudig Hall Holdings bv) traces its commercial broking roots to 1688 and is one of the premier brokers in Continental Europe with more than 90 offices and approximately 3,000 employees. Aon Holdings has subsidiaries in more than 30 countries and, in 1995, acquired the remaining interest in a joint venture that owns a network of insurance broking offices in Southeast Asia.

  Subsidiaries of Aon Risk Services Companies and Aon Holdings operate through owned offices in North America and Europe, as well as in Latin America and Asia/Pacific. In 1995, Aon Holdings subsidiaries opened offices in Australia, Germany, France, Denmark, Belgium, Ireland, Sweden, Spain, Portugal, The Netherlands, and the United Kingdom. The Registrant became the latest insurance organization licensed to open a representative office in Beijing, China, in 1995.

  Aon Specialty Group addresses the highly specialized product development, consulting and administrative needs of professional groups, service businesses, governments, health care providers and commercial organizations nationwide. It also provides specialized managing general underwriting and wholesale brokerage services for insurance organizations. Aon Specialty Group operating subsidiaries' market and broker both the primary and reinsurance risks of these programs. Aon Direct Group is Aon Specialty Group's primary direct marketer of specialty insurance products for associations and affinity groups.

  Media/Professional (MPI), a subsidiary of Aon Specialty Group, is one of the largest brokers of libel and other insurance to the broadcast and print media in the United States. Its Bankers Insurance Service Corp. subsidiary is an underwriting manager that serves the mortgage banking industry. Its Scarborough & Co. subsidiary provides similar underwriting services to community banks, mortgage and savings institutions.

  Subsidiaries of Aon Consulting (formerly Godwins International, Inc.) and the European benefits operations of Aon Holdings serve the employee benefit needs of clients around the world. Aon Consulting is one of the world's largest integrated human resources consulting organizations.

  In the United States, the benefits environment continues to change as companies look for ways to manage their benefits costs while increasing the choices offered to their employees. Aon Consulting, with its expertise in all areas of benefits and compensation, and its access to the Registrant's other subsidiaries, is well-positioned to serve this market. Existing business continues to be influenced by a sluggish benefits consulting environment in the United States. Benefits issues in foreign countries are becoming more complicated, and Aon Holdings and Aon Consulting anticipate increased demand for their services in these markets.

  The late-1994 acquisition of HRStrategies Inc. marked an important expansion for Aon Consulting. HRStrategies specializes in human resources strategy development, employee selection, and identification and development of employee skills and skills assessment systems. In 1995, Aon Consulting acquired Hutchison & Associates, Inc. This acquisition strengthens the nationwide capabilities, client base and service range of Aon Consulting and also integrates the various aspects of the benefits consulting and human resource fields. As employers contend with increased competition for skilled workers, the ability to identify, motivate and compensate those workers becomes increasingly important.

  Aon Re is the second largest reinsurance intermediary in the world. Aon Re serves the alternative market with reinsurance placement, alternative risk services, captive management services and catastrophe information forecasting. In 1993, Aon Re was formed as a holding company to coordinate all reinsurance operations. Agricultural Risk Management Limited in London, specializing in the evaluation of agricultural risk, was acquired in early 1995.

  Nicholson Leslie is a London-based Lloyd's broker that places wholesale and reinsurance business in the London and international markets and serves the needs of a wide range of clients around the world. A majority of Nicholson Leslie's revenue is derived from sources unaffiliated with Aon. The late-1994 acquisition of Lloyd's broker Jenner Fenton Slade Group Limited (JFS) expanded the Registrant's expertise in the area of energy insurance.

(2) INSURANCE UNDERWRITING


  Combined Insurance Company of America ("Combined Insurance"); Combined Life Insurance Company of New York ("CLICNY"); Ryan Insurance Group, Inc. ("Ryan"); Virginia Surety Company, Inc. ("VSC"); and London General Insurance Company Limited ("London General").


  Following the Registrant's and Combined Insurance's execution in late 1995 of definitive agreements to sell Combined Insurance's direct response life and health subsidiary, Union Fidelity Life Insurance Company ("UFLIC") and Combined Insurance's capital accumulation insurance subsidiary, The Life Insurance Company of Virginia ("LOV"), the Registrant reclassified its operating segments to reflect the focus of its continuing operations. Beginning in fourth quarter 1995, all insurance underwriting operations are presented as one segment based on the related nature, distribution channels and markets of the continuing products.

  The Registrant's insurance underwriting subsidiaries are part of a highly competitive industry that serves individual consumers in North America, Europe, Latin America and Asia/Pacific by providing accident and health coverage, traditional life insurance, extended warranties and credit insurance through global distribution networks that are directly owned by the Registrant's subsidiaries.

  The accident and health distribution network encompasses the agents of Combined Insurance and the automobile dealers that market the products of Ryan. With more than five million policyholders, Combined Insurance has more individual accident and health policies in force than any other United States company. Combined Insurance, the Registrant's principal accident and health insurer, has a direct sales force of several thousand career agents calling on individuals to sell a broad spectrum of accident and health products. It is one of the few companies with agents that call on customers every six months to renew coverage and to sell additional coverage. Combined Insurance offers a wide range of accident-only and sickness-only insurance products, including short-term disability, cancer aid, Medicare supplement and disability income coverage. Combined Insurance's products are primarily fixed indemnity obligations, thereby not subject to escalating medical costs. Combined Insurance offers a simplified accident and sickness long-term disability policy.

  Combined Insurance and its wholly-owned subsidiary CLICNY (which operates exclusively in the State of New York) market whole life products through direct sales career agents in the United States. Combined Insurance ranked among the top 100 life insurance companies in the United States in terms of total life premiums in 1994. Life insurance business is conducted by the Registrant's life insurance subsidiaries in 49 states, Canada, the United Kingdom, Ireland, Germany, Australia and New Zealand.

  Ryan is a major marketer of extended warranties and credit-related life and disability products for the automotive industry. In January 1995, Globe Life Insurance Company was merged with Combined Insurance. Ryan subsidiaries operate in a highly competitive industry, competing against numerous insurers and insurance agents engaged in selling credit life and disability insurance, including some which also provide finance and consulting services to automobile dealers. Substantially all of the credit insurance sold by Ryan subsidiaries is generated through dealers who have no legal obligation or commitment to continue as agents for Ryan and are free to terminate such relationships and act as agents for, and place insurance with, Ryan's competitors.

  The Registrant's extended warranty and specialty insurance business, conducted by subsidiaries VSC in North America and London General in Europe, is composed primarily of extended warranty insurance products, professional liability insurance coverages, workers' compensation and specialty financial institution coverages. VSC and London General continue to be one of the world's largest underwriters of consumer extended warranties. Ryan's automobile warranty products are sold in the United Kingdom,

Ireland, France, The Netherlands, Belgium and Spain. Aon Warranty Group handles the administration of certain extended warranty products on automobiles, electronic goods, personal computers and appliances. It serves manufacturers, distributors and wholesalers in North America and in Europe.



(3) DISCONTINUED OPERATIONS

  The Life Insurance Company of Virginia ("LOV") and Union Fidelity Life Insurance Company ("UFLIC").


  In fourth quarter 1995, the Registrant and Combined Insurance executed definitive agreements to sell Combined Insurance's insurance subsidiaries, LOV and UFLIC. The parties have received the necessary regulatory consents, and the sales of these two subsidiaries are expected to close on or around April 1, 1996. Their results are therefore classified in the consolidated statements of income in the Annual Report to Stockholders of the Registrant for the Year 1995 as discontinued operations.

  The business written by LOV primarily includes capital accumulation products and some other life products. UFLIC operates in the United States in the highly competitive direct response life and health marketing segment of the industry.


LICENSING AND REGULATION

  Insurance companies must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced by the states in the United States, by industry self-regulating agencies in the United Kingdom, and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the United States utilize accounting principles which are different from the generally accepted accounting principles used in stockholders' reports. The statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are based, in general, on a liquidation concept while generally accepted accounting principles are based on a going-concern concept.

  The state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). This Association seeks to promote uniformity of, and to enhance the state regulation of, insurance. Both the NAIC and the individual states continue to focus on the solvency of insurance companies. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. The increase in any solvency-related oversight by the states will not have any significant impact on the insurance business of the Registrant.

  Several years ago, the NAIC developed a formula for analyzing insurers called risk based capital ("RBC"). RBC is intended to establish "minimum" capital threshold levels that vary with the size and mix of a company's business. It is designed to identify companies with the capital levels that may require regulatory attention. RBC does not have any significant impact on the insurance business of the Registrant.

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

  The state insurance holding company laws require prior notice to and approval of the domestic state insurance department of intracorporate transfers of assets within the holding company structure, including the payment of dividends by insurance company subsidiaries. In addition, sales of credit insurance by Ryan's agents and premium finance loans by Cananwill, Inc., an indirect wholly-owned subsidiary of the Registrant, are subject to one or more of truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer protection legislation. Failure to comply with such laws or regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

  Regulatory authorities in the states in which the operating subsidiaries of Aon Group conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing general agents, reinsurance intermediaries or adjusters. Under the laws of most states, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state. The manner of operating in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that a firm operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, Aon Group subsidiaries have arrangements with residents or business entities licensed to act in the state.

  There continues to be activity in the area of health care reform at the state levels in the United States. Numerous states have had legislation introduced to reform the health care system and such legislation has passed in several states. While it is impossible to forecast the precise nature of future state health care changes, the Registrant does not expect a major impact on its operations because of the supplemental nature of most of the policies issued by its insurance subsidiaries and because the coverages are primarily purchased to provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits. If health care reform does not provide for a significant role for insurance companies currently writing primary medical coverage, the Registrant expects that some of those companies would increase their participation in other segments of the insurance underwriting business, perhaps heightening the competition with Combined Insurance. Combined Insurance and its subsidiaries currently operate successfully in several foreign countries which have national health plans in effect.


MORTGAGE LOANS AND REAL ESTATE INVESTMENTS

  Mortgage loans and real estate investments held by the Registrants' subsidiaries at December 31, 1995 were $632 million and $36.5 million, respectively. Approximately 95% of these mortgage loans and substantially all of the real estate investments at December 31, 1995 are held by LOV. Commercial mortgage loans represent over 98% of total mortgage loans at December 31, 1995. Mortgage loans and real estate in the South Atlantic region totaled $320 million and $25.8 million, respectively, at December 31, 1995. The five states carrying the highest concentrations of these mortgage loans and real estate investments are listed below by each category.

(millions)


MORTGAGE LOANS     1995      1994     REAL ESTATE     1995      1994
- --------------    ------    ------   --------------  ------    ------
  Virginia        $124.9    $126.1   Virginia        $15.8     $14.5
  Maryland          63.1      60.2   New Jersey        6.0       2.9
  Florida           62.3      56.0   South Carolina    4.2       3.4
  Texas             60.9      41.9   Georgia           3.1       2.9
  New Jersey        45.3      53.2   Florida           2.6       3.9


CAPITAL ACCUMULATION INVESTMENT TYPE CONTRACTS

  Investment-type contracts (as defined by Statement of Financial Accounting Standards No. 97) are annuities (approximately 77% are single premium deferred annuities) and guaranteed investment contracts. These investment-type contracts primarily relate to discontinued operations. Significant terms and conditions of these contracts are described below.

  SINGLE PREMIUM DEFERRED ANNUITIES (SPDAS): The Registrant's insurance subsidiaries had approximately $1.7 billion of SPDA reserves in force at December 31, 1995. SPDAs are single premium accumulation vehicles with one, three or five year interest rate guarantees, after which declared one year guaranteed renewal rates are set based on prevailing economic conditions. There is a minimum guaranteed interest rate of 4% on most policies.

  GUARANTEED INVESTMENT CONTRACTS (GICS): The Registrant's insurance subsidiaries had approximately $1.7 billion in GIC contracts outstanding at December 31, 1995. Of these, 76% are fixed rate contracts originally written with a maturity from two to six years. The average maturity of the fixed rate GIC pool was 2.2 years at December 31, 1995. The remaining 24% of the GICs are variable rate contracts which have rates that float monthly based on an index relating to money market yields.

  Most of the GICs are benefit sensitive to varying degrees. As of December 31, 1995, most GIC contracts were for the benefit of qualified retirement plans. The terms of these investment type contracts are typical of similar products sold by competitors.


CLIENTELE

  No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant.


EMPLOYEES

  The Registrant's subsidiaries had approximately 27,000 employees at the end of 1995 of whom approximately two-thirds are salaried and hourly employees and the remaining one-third are sales representatives who are generally compensated wholly or primarily by commission. Employees included in the Registrant's discontinued operations represent less than 10% of the total at the end of 1995.


ITEM 2.  PROPERTIES.

  The Registrant's subsidiaries own and occupy office buildings in nine states and certain foreign countries, and lease office space elsewhere in the United States and in various foreign cities. Loss of the use of any owned or leased property, while potentially disruptive, would have no material impact on the Registrant.


ITEM 3.  LEGAL PROCEEDINGS.

  The Registrant hereby incorporates by reference note 12 of the Notes to Consolidated Financial Statements on page 32 of the Annual Report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.


EXECUTIVE OFFICERS OF THE REGISTRANT

  Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. The executive officers of the Registrant were elected to their current positions on April 20, 1995 to serve until the meeting of the Board following the annual meeting of stockholders on April 19, 1996. Ages shown are as of December 31, 1995.

  For information concerning certain executive officers of the Registrant, see item 10 below. As of March 29, 1996, the following individuals are also executive officers of the Registrant as defined in Rule 16a-1(f):

                           HAS CONTINUOUSLY
                             SERVED AS AN
                                OFFICER
                           OF REGISTRANT OR
      NAME, AGE, AND             ONE OR
      CURRENT OFFICE          MORE OF ITS
      OR PRINCIPAL            SUBSIDIARIES         BUSINESS EXPERIENCE
         POSITION               SINCE                  PAST 5 YEARS
- -------------------------  ----------------  ----------------------------------
Harvey N. Medvin,  59            1972        Mr. Medvin became Vice President
Executive Vice President,                    and Chief Financial Officer of the
Chief Financial Officer                      Registrant in 1982 and was elected
and Treasurer                                to his current position in 1987. He
                                             also serves as a Director or
                                             Officer of certain of the
                                             Registrant's subsidiaries.

Daniel T. Cox, 49                1986        Mr. Cox was elected to his current
Executive Vice President                     position in 1991 and has served as
                                             Chairman and Chief Executive
                                             Officer of LOV since 1988 and of
                                             Union Fidelity since 1989. Mr. Cox
                                             has headed the Registrant's
                                             benefits consulting operation since
                                             1987. He also serves as Director or
                                             Officer of certain of the
                                             Registrant's subsidiaries.

Michael A. Conway, 48            1990        Mr. Conway was Vice President of
Senior Vice President and                    Combined Insurance from 1980 to
Senior Investment Officer                    1984. Following other employment,
                                             Mr. Conway rejoined the Registrant
                                             in 1990 as Senior Vice President of
                                             Combined Insurance and was elected
                                             to his current position in 1991. He
                                             also serves as Director or Officer
                                             of certain of the Registrant's
                                             subsidiaries.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

  The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York, Chicago and London stock exchanges. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data on page 35 of the Annual Report.

  The Registrant had approximately 13,400 holders of record of its Common Shares as of February 28, 1996.

  The Registrant hereby incorporates by reference note 8 of the Notes to Consolidated Financial Statements on pages 27 and 28 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

  The Registrant hereby incorporates by reference the "Selected Financial Data" table on page 34 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Registrant hereby incorporates by reference "Management's Analysis of Operating Results and Financial Condition" on pages 9 through 15 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Registrant hereby incorporates by reference the following statements, notes and data from the Annual Report.

                                                                         Page(s)
                                                                         -------
Consolidated Financial Statements......................................   16-20
Notes to Consolidated Financial Statements.............................   21-32
Report of Ernst & Young LLP, Independent Auditors......................      33
Quarterly Financial Data...............................................      35

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The Registrant hereby incorporates by reference the information on pages 3 and 7 of the Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement For Annual Meeting of the Stockholders on April 19, 1996, of the Registrant ("Proxy Statement") concerning the following Directors of the Registrant, each of whom also serves as an executive officer of the Registrant as defined in Rule 16a-1(f): Patrick G. Ryan and Raymond I. Skilling. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION.

  The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 1995 Fiscal Year" and "Pension Plan Table" on pages 13 through 15 of the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The Registrant hereby incorporates by reference the share ownership data contained on pages 2, 8 and 9 of the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The Registrant hereby incorporates by reference the information under the heading "Transactions With Management" on page 20 of the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (2). The Registrant has incorporated by reference from the Annual Report (see Item 8) the following consolidated financial statements of the Registrant and subsidiaries:

                                                                                      Annual
                                                                                      Report
                                                                                      Page(s)
- ---------------------------------------------------------------------------------------------

Consolidated Statements of Financial Position -- As of December 31, 1995 and 1994     16-17

Consolidated Statements of Income -- Years Ended December 31, 1995, 1994
  and 1993                                                                              18

Consolidated Statements of Stockholders' Equity -- Years Ended December 31, 1995,
  1994 and 1993                                                                         19

Consolidated Statements of Cash Flows -- Years Ended December 31, 1995, 1994
  and 1993                                                                              20

Notes to Consolidated Financial Statements                                             21-32

Report of Ernst & Young LLP, Independent Auditors                                       33

Financial statement schedules of the Registrant and consolidated subsidiaries not included in the Annual Report but filed herewith:
      Consolidated Financial Statement Schedules --

- --------------------------------------------------------------------------------

                                                                       Schedule
- --------------------------------------------------------------------------------
Summary of Investments-Other than Investments in Related Parties          I
Parent Company Condensed Financial Statements                            II
Supplementary Insurance Information                                     III
Reinsurance                                                              IV
Valuation and Qualifying Accounts                                         V
Schedule VI is omitted as it is immaterial

(a)(3). Exhibits

    (a) Second Restated Certificate of Incorporation of the Registrant -- incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

    (b) Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation--incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 Form 10-Q").

    (c) Bylaws of the Registrant -- incorporated by reference to Exhibit (d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1982 (the "1982 Form 10-K").

    (d) Indenture dated September 15, 1992 between the Registrant and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee -- incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 23, 1992.

    (e) Resolutions establishing terms of 6.875% Notes Due 1999 and 7.40% Notes Due 2002 -- incorporated by reference to Exhibit 4(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

    (f) Resolutions establishing the terms of 6.70% Notes Due 2003 and 6.30% Notes Due 2004 incorporated by reference to Exhibits 4(c) and 4(d) of the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

    (g) Certificate of Designation for the Registrant's 8% Cumulative Perpetual Preferred Stock, $1.00 par value -- incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (the "Third Quarter 1992 Form 10-Q").

    (h) Certificate of Designation for the Registrant's 6 1/4% Cumulative Convertible Exchangeable Preferred Stock, $1.00 par value -- incorporated by reference to Exhibit 4(b) to the Third Quarter 1992 Form 10-Q.

    (i) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock -- incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

    (j) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co. Inc. -- incorporated by reference to
        Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

    (k) Registration rights agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick G. Ryan and Andrew J. McKenna) -- incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

    (l) Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates -- incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K").

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

    (n) Statement regarding Computation of Per Share Earnings.

    (o) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

    (p) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

    (q) Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan -- incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

    (r) Annual Report to Stockholders of the Registrant for the year ended December 31, 1995 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

    (s) List of subsidiaries of the Registrant.

    (t) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of its report included in the 1995 Annual Report to Stockholders and into Aon's Registration Statement Nos. 2-79114, 2-82791, 33-27984, 33-42575, 33-57562, and 33-59037.

    (u) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1995 -- to be filed by amendment as provided in Rule 15d-21(b).

    (v) Executive Compensation Plans and Arrangements:

        (A) Aon Stock Option Plan -- incorporated by reference to Exhibit 10(a) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1990 (the "1990 Form 10-K").

        (B) First Amendment to Aon Stock Option Plan -- incorporated by reference to Exhibit 10(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "Second Quarter 1994 Form 10-Q").

        (C) Second Amendment to Aon Stock Option Plan -- incorporated by reference to Exhibit 10(c) to the Second Quarter 1994 Form 10-Q.

        (D) 1994 Restatement of Aon Savings Plan -- incorporated by reference to
            Exhibit 10(f) of the 1994 Form 10-K.

        (E) 1994 Restatement of Aon Employee Stock Ownership Plan -- incorporated by reference to Exhibit 10(g) of the 1994 Form 10-K.

        (F) Ryan Insurance Group, Inc. Stock Option Plan together with Stock Option Assumption Agreement providing for amendment of the plan -- incorporated by reference to Exhibit 4(b) to Registration Statement No. 2-79114 on Form S-8.

        (G) Aon Stock Award Plan, as amended -- incorporated by reference to
            Exhibit 10(a) to the First Quarter 1994 Form 10-Q.

        (H) First Amendment to the Aon Stock Award Plan -- incorporated by reference to Exhibit 10(b) to the Second Quarter 1994 Form 10-Q.

        (I) Second Amendment to Aon Stock Award Plan -- incorporated by reference to Exhibit 10(d) to the Second Quarter 1994 Form 10-Q.

        (J) 1994 Restatement of Aon Pension Plan -- incorporated by reference to
            Exhibit 10(h) of the 1994 Form 10-K.

        (K) Aon Corporation 1995 Senior Officer Incentive Compensation Plan.

        (L) Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan.

    (w) Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. -- incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

    (x) Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995.

    (y) Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995.

(b) Reports on Form 8-K.

    The Registrant filed no Current Reports on Form 8-K during the last quarter of the Registrant's year ended December 31, 1995.

                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 29TH DAY OF MARCH, 1996.

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

         SIGNATURE                        TITLE                      DATE
         ---------                        -----                      ----

    /s/PATRICK G. RYAN           Chairman, President, Chief      March 29, 1996
- -----------------------------  Executive Officer and Director
     Patrick G. Ryan           (Principal Executive Officer)


   /s/DANIEL T. CARROLL        Director                          March 29, 1996
- -----------------------------
     Daniel T. Carroll


    /s/FRANKLIN A. COLE        Director                          March 29, 1996
- -----------------------------
      Franklin A. Cole


   /s/EDGAR D. JANNOTTA        Director                          March 29, 1996
 ----------------------------
     Edgar D. Jannotta


    /s/PERRY J. LEWIS          Director                          March 29, 1996
- -----------------------------
     Perry J. Lewis


    /s/JOAN D. MANLEY          Director                          March 29, 1996
- -----------------------------
      Joan D. Manley

    /s/ANDREW J. MCKENNA             Director                     March 29, 1996
 ----------------------------
      Andrew J. McKenna


    /s/NEWTON N. MINOW               Director                     March 29, 1996
- -----------------------------
      Newton N. Minow



    /s/PEER PEDERSEN                 Director                     March 29, 1996
- -----------------------------
       Peer Pedersen



   /s/DONALD S. PERKINS              Director                     March 29, 1996
- -----------------------------
      Donald S. Perkins



   /s/JOHN W. ROGERS, JR.            Director                     March 29, 1996
- -----------------------------
      John W. Rogers, Jr.



   /s/GEORGE A. SCHAEFER             Director                     March 29, 1996
- -----------------------------
      George A. Schaefer



  /s/RAYMOND I. SKILLING             Director                     March 29, 1996
- -----------------------------
     Raymond I. Skilling



    /s/FRED L. TURNER                Director                     March 29, 1996
- -----------------------------
       Fred L. Turner



   /s/ARNOLD R. WEBER                Director                     March 29, 1996
- -----------------------------
      Arnold R. Weber



   /s/HARVEY N. MEDVIN               Executive Vice President,    March 29, 1996
- -----------------------------         Chief Financial Officer
      Harvey N. Medvin                     and Treasurer
                                      (Principal Financial and
                                        Accounting Officer)

                                                              SCHEDULE I

                       Aon Corporation and Subsidiaries

                  CONSOLIDATED SUMMARY OF INVESTMENTS - OTHER
                      THAN INVESTMENTS IN RELATED PARTIES
                            AS OF DECEMBER 31, 1995

                                                                           Amount shown
                                                                           in Statement
    (millions)                                     Amortized     Fair      of Financial
                                                      Cost       Value       Position
                                                   ---------    ------    -------------
    Fixed Maturities - available for sale:
       U.S. government and agencies.............   $  150.8     $  155.1  $  155.1
       States and political subdivisions........      443.9        474.7     474.7
       Debt securities of foreign governments
       not classified as loans.................       798.6        831.7     831.7
       Corporate securities....................     3,246.8      3,289.3   3,289.3
       Public utilities........................       799.3        802.9     802.9
       Mortgage-backed securities..............     2,033.1      2,034.9   2,034.9
       Other fixed maturities..................       100.1         98.5      98.5
                                                   --------     --------  --------
         TOTAL FIXED MATURITIES AVAILABLE
              FOR SALE.........................     7,572.6      7,687.1   7,687.1
                                                   --------     --------  --------
    Equity securities - available for sale:
      Common stocks:
      Banks, trusts, and insurance companies...        76.8        108.3     108.3
      Industrial, miscellaneous, and all other.       152.4        191.6     191.6
      Nonredeemable preferred stocks...........       698.8        706.4     706.4
                                                   --------     --------  --------
         TOTAL EQUITY SECURITIES...............       928.0     $1,006.3   1,006.3
                                                   --------     --------  --------

    Mortgage loans on real estate..............       657.6 *                632.0 *
    Real estate - net of depreciation..........        36.5                   36.5
    Policy loans...............................       226.3                  226.3
    Other long-term investments................       117.8 *                112.6 *
    Short-term investments.....................       938.3                  938.3
                                                  ---------              ---------
              TOTAL INVESTMENTS................   $10,477.1              $10,639.1
                                                  =========              =========

* The fair value for fixed maturity and equity securities relating to the discontinued operations are based on the underlying purchase agreements. Differences between amortized costs and amounts shown in Statements of Financial Position for investments other than fixed maturity and equity securities result from certain valuation allowances.

                                                         SCHEDULE II

                                Aon Corporation
                               (Parent Company)
                  CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                 As of December 31,
                                                 ------------------
(millions)                                         1995      1994
                                                 --------  --------
ASSETS
       Investments in subsidiaries ............. $3,617.2  $3,024.7
       Notes receivable - subsidiaries .........    468.2     468.3
       Other assets.............................      8.7       8.6
                                                 --------  --------
              Total Assets...................... $4,094.1  $3,501.6
                                                 ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
       LIABILITIES
       Short-term borrowings ................... $  352.7  $  243.9
       6.3% long-term debt securities ..........     99.7      99.7
       7.4% long-term debt securities ..........     99.8      99.8
       6.875% long-term debt securities ........     99.8      99.8
       6.7% long-term debt securities ..........    149.7     149.6
       Notes payable - other....................     15.7      22.0
       Notes payable - subsidiaries ............    457.0     372.7
       Debt guarantee of employee stock
          ownership plan .......................     56.8      65.5
       Accrued expenses and other liabilities...     39.2      41.2
                                                 --------  --------
              Total Liabilities ................  1,370.4   1,194.2
                                                 --------  --------

       Redeemable Preferred Stock...............     50.0      50.0

       STOCKHOLDERS' EQUITY
       Preferred stock .........................      8.1      11.1
       Common stock ............................    111.4     110.6
       Paid-in additional capital...............    431.8     485.2
       Net unrealized investment gains (losses)
          of subsidiaries.......................    123.1    (142.8)
       Net foreign exchange gains (losses) of
          subsidiaries..........................      1.8     (19.7)
       Retained earnings........................  2,212.1   1,998.1
       Less treasury stock at cost..............    (97.3)    (72.9)
       Less deferred compensation...............   (117.3)   (112.2)
                                                 --------  --------
             Total Stockholders' Equity ........  2,673.7   2,257.4
                                                 --------  --------
             Total Liabilities and Stockholders'
                 Equity......................... $4,094.1  $3,501.6
                                                 ========  ========

                  See notes to condensed financial statements.

                                                                SCHEDULE II
                                                                (Continued)
                                Aon Corporation
                               (Parent Company)
                        CONDENSED STATEMENTS OF INCOME


                                                Years ended December 31
                                              --------------------------
                                                1995      1994     1993
                                              -------    ------   ------
(millions)
REVENUE
     Dividends from subsidiaries .......       $199.3    $166.2   $248.7
     Other investment income............         34.3      34.8     10.8
     Realized investment losses.........         (4.1)      0.0     (2.1)
                                               ------    ------   ------
              Total Revenue.............        229.5     201.0    257.4


EXPENSES
     Operating and administrative (1)...          3.0       2.3      4.7
     Interest - subsidiaries............         20.0      12.2      5.2
     Interest - other...................         53.6      45.1     41.3
                                               ------    ------   ------
              Total Expenses............         76.6      59.6     51.2
                                               ------    ------   ------

  INCOME BEFORE EQUITY IN UNDISTRIBUTED
     INCOME OF SUBSIDIARIES AND
     CUMULATIVE EFFECT OF CHANGES IN
     ACCOUNTING PRINCIPLES..............        152.9     141.4    206.2

Equity in undistributed income of
  subsidiaries..........................        249.9     218.6    117.6
                                               ------    ------   ------

              NET INCOME................       $402.8    $360.0   $323.8
                                               ======    ======   ======

- --------------------------------------------------------------------------------
                  See notes to condensed financial statements

(1) Interest expense - other allocated to discontinued operations was $18 million, $14 million and $13 million for the years ended December 31, 1995, 1994 and 1993, respectively.

                                                                    SCHEDULE II
                                                                    (Continued)


                                Aon Corporation
                               (Parent Company)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                      Years ended December 31
                                                    ---------------------------
                                                      1995      1994      1993
                                                    -------   -------   -------
(millions)
Cash Flows From Operating Activities..............  $ 164.5   $ 164.1   $ 186.3

Cash Flows From Investing Activities:
   Investments in subsidiaries....................    (62.6)    (31.3)   (178.9)
   Notes receivable from subsidiaries.............      1.5     (15.5)     34.8
                                                    -------   -------   -------
        Cash Used by Investing Activities.........    (61.1)    (46.8)   (144.1)
                                                    -------   -------   -------

Cash Flows From Financing Activities:
   Treasury stock transactions - net..............    (46.4)    (15.4)     11.4
   Issuance of short-term borrowings - net........    108.8      75.3      53.5
   Issuance of long-term debt.....................     73.6     174.5     154.5
   Repayment of long-term debt....................      0.0    (125.0)   (100.0)
   Retirement of preferred stock..................    (75.4)    (58.3)     (7.3)
   Cash dividends to stockholders.................   (171.3)   (162.3)   (151.0)
                                                    -------   -------   -------
        Cash Used by Financing Activities.........   (110.7)   (111.2)    (38.9)
                                                    -------   -------   -------

Increase (Decrease) in Cash and Cash Equivalents..     (7.3)      6.1       3.3
Cash and Cash Equivalents at Beginning of Year....      9.4       3.3        --
                                                    -------   -------   -------
Cash and Cash Equivalents at End of Year..........  $   2.1   $   9.4   $   3.3
                                                    -------   -------   -------


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


(2) Payments made as assessments by state guaranty funds to cover losses to policyholders of insurance companies under regulatory supervision for the years ended December 31, 1995, 1994 and 1993 were $5 million, $6.9 million and $5.8 million, respectively. In addition, Aon's reserve for the recognition of probable assessments for known industry insolvencies was $7 million and $9.9 million at December 31, 1995 and 1994, respectively.


(3) Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $297 million may be subject to approval by regulatory authorities.

                                Aon Corporation
                               (Parent Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

    (4) Below is a reconciliation of the combined statutory stockholders' equity and net income of Aon's insurance subsidiaries to the consolidated stockholders' equity and net income on a basis in accordance with generally accepted accounting principles (GAAP):

                    (millions)

                                                  As of December 31, 1995          As of December 31, 1994
                                                 --------------------------       --------------------------
                                                 Life/A&H    P&C   Combined       Life/A&H    P&C   Combined
                                                 --------    ---   --------       --------    ---   --------
    Statutory Stockholders' Equity                 $766.2   $296.6 $1,062.8         $714.1   $284.0   $998.1
    Insurance business related adjustments:
         Deferred policy acquisition costs        1,177.9     83.6  1,261.5        1,120.3     61.3  1,181.6
         Cost of insurance purchased                 87.2        -     87.2          109.1        -    109.1
         Excess of cost over net assets purchased   143.4        -    143.4          148.4        -    148.4
         Policy liabilities and reinsurance assets  100.3        -    100.3          131.3        -    131.3
         Deferred income taxes                     (301.8)    32.1   (269.7)        (209.1)    42.5   (166.6)
         Investment valuation reserves              176.3        -    176.3          171.1        -    171.1
         Non Admitted Assets                         79.6      5.1     84.6           70.5      4.7     75.1
         Unrealized capital gains (losses)
          (FAS 115)                                  74.8     40.2    115.0         (168.6)    10.6   (158.0)
                                                 --------------------------       --------------------------
    Subtotal                                     $2,303.9   $457.6  2,761.4       $2,087.1   $403.1  2,490.1
                                                 =================                =================
    Investment in other operations and other                          855.8                            534.6
                                                                   --------                         --------
    Investments in subsidiaries                                     3,617.2                          3,024.7
    Elimination of parent company contributions                      (943.5)                          (767.3)
                                                                   --------                         --------
    Consolidated Stockholders' Equity                              $2,673.7                         $2,257.4
                                                                   ========                         ========

                                                      Year Ended                     Year Ended                Year Ended
                                                 December 31, 1995               December 31, 1994          December 31, 1993
                                                ---------------------------  --------------------------  --------------------------
                                                 Life/A&H    P&C   Combined  Life/A&H    P&C   Combined  Life/A&H    P&C   Combined
                                                ---------    ---   --------  --------    ---   --------  --------    ---   --------
    Statutory Net Income *                      $196.7    $57.5   $254.2     $271.9    $34.1   $306.0      $255.0    $62.1   $317.1
    Insurance business related adjustments:
      Deferred policy acquisition costs          325.6     84.7    410.3      337.7     76.8    414.5       269.6     56.3    325.9
      Amortization of deferred policy
        acquisition costs                       (240.3)   (62.4)  (302.7)    (227.7)   (48.5)  (276.2)     (204.1)   (53.6)  (257.7)
      Amortization of cost of insurance
        purchased                                (10.4)       -    (10.4)     (13.9)       -    (13.9)      (15.5)       -    (15.5)
      Amortization of excess of cost over net
        assets purchased                          (4.9)       -     (4.9)      (4.8)       -     (4.8)       (5.0)       -     (5.0)
      Policy liabilities and reinsurance assets  (31.0)       -    (31.0)      19.2        -     19.2        10.5        -     10.5
      Deferred income taxes                      (17.1)    (7.8)   (24.9)     (64.7)    (6.9)   (71.6)       26.3      2.7     29.0
      Change in valuation reserves                 5.6        -      5.6       26.6        -     26.6       (39.2)       -    (39.2)
      Deferred capital losses                     34.3      5.9     40.2          -        -        -           -        -        -
      Realized (gain)/loss on transfer of
        subsidiary                                 7.0        -      7.0      (89.4)       -    (89.4)       (3.4)       -     (3.4)
                                                ------------------------     ------------------------      ------------------------
    Subtotal                                    $265.5    $77.9    343.4     $254.9    $55.5    310.4      $294.2    $67.5    361.7
                                                ===============              ===============               ===============
    Investment in other operations and other                        59.4                         49.6                         (37.9)
                                                                  ------                       ------                        ------
    Consolidated Net Income - GAAP Basis                          $402.8                       $360.0                        $323.8
                                                                  ======                       ======                        ======
    * net of intercompany dividends

                                                                    SCHEDULE III

                       Aon Corporation and Subsidiaries
                      SUPPLEMENTARY INSURANCE INFORMATION


                                              Future policy     Unearned
                                  Deferred      benefits,       premiums
                                   policy     losses, claims    and other                 Net     Commissions,
                                acquisition      and loss     policyholders' Premium   investment     fees
                                 costs (2)       expenses         funds      revenue   income (3)   & other
                                -----------   --------------  ------------   -------   ----------  -----------
(millions)
Year ended
December 31, 1995
    Insurance
       brokerage
       and consulting
       services................. $      -      $      -         $      -    $      -     $ 73.1     $1,628.2
   Insurance
       underwriting.............  1,348.7       2,446.0          7,110.4     1,426.5      168.5         44.9
    Corporate and
       other....................        -             -                -           -       87.8         36.7
                                 --------      --------         --------    --------     ------     --------
       Total.................... $1,348.7      $2,446.0         $7,110.4    $1,426.5     $329.4     $1,709.8
                                 ========      ========         ========    ========     ======     ========
Year ended
December 31, 1994 (1)
    Insurance
       brokerage
       and consulting
       services................. $      -      $      -         $      -    $      -     $ 46.6     $1,375.5
   Insurance
       underwriting.............  1,290.6       2,378.7          6,931.7     1,322.3      142.3         44.9
    Corporate and
       other....................        -             -                -           -       68.2         41.4
                                 --------      --------         --------    --------     ------     --------
       Total.................... $1,290.6      $2,378.7         $6,931.7    $1,322.3     $257.1     $1,461.8
                                 ========      ========         ========    ========     ======     ========
Year ended
December 31, 1993 (1)
    Insurance
       brokerage
       and consulting
       services................. $      -      $      -         $      -   $       -     $ 37.5     $1,177.5
   Insurance
       Underwriting.............  1,100.1       2,326.3          6,450.0     1,277.4      145.5         41.5
    Corporate and
       other....................        -             -                -           -       44.2         47.2
                                 --------      --------         --------    --------     ------     --------
       Total.................... $1,100.1      $2,326.3         $6,450.0    $1,277.4     $227.2     $1,266.2
                                 ========      ========         ========    ========     ======     ========

                                 Benefits,    Amortization
                                 claims,      of deferred
                                losses and       policy        Other
                                settlement    acquisition    operating    Premiums
                                 expenses      costs (2)     expenses     written (4)
                                ----------    ------------   ---------    -----------
(millions)
Year ended
December 31, 1995
    Insurance
       brokerage
       and consulting
       services................. $    -         $    -        $1,496.6    $      -
   Insurance
       underwriting.............  698.5          207.5           487.5     1,596.2
    Corporate and
       other....................      -              -           117.6           -
                                 ------         ------        --------    --------
       Total.................... $698.5         $207.5        $2,101.7    $1,596.2
                                 ======         ======        ========    ========
Year ended
December 31, 1994 (1)
    Insurance
       brokerage
       and consulting
       services................. $    -         $    -         $1,263.3    $     -
   Insurance
       underwriting.............  626.2          189.7            458.3    1,478.2
    Corporate and
       other....................      -              -            106.7          -
                                 ------         ------         --------   --------
       Total.................... $626.2         $189.7         $1,828.3   $1,478.2
                                 ======         ======         ========   ========
Year ended
December 31, 1993 (1)
    Insurance
       brokerage
       and consulting
       services................. $    -         $    -         $1,086.9    $      -
   Insurance
       Underwriting.............  622.2          179.1            451.1     1,317.2
    Corporate and
       other....................      -              -             99.9           -
                                 ------         ------         --------    --------
       Total.................... $622.2         $179.1         $1,637.9    $1,317.2
                                 ======         ======         ========    ========

(1) Income statement data has been reclassified to reflect continuing operations.

(2) Includes cost of insurance purchased.

(3) The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances.

(4) Net of reinsurance ceded.


                                                                              SCHEDULE IV
                             Aon Corporation and Subsidiaries
                                        REINSURANCE


                                                    Year Ended December 31, 1995
                                      ---------------------------------------------------------
                                                                                     Percentage
                                                   Ceded to    Assumed               of amount
                                        Gross       other     from other     Net     assumed to
(millions)                              amount    companies   companies     amount      net
                                      ---------   ---------   ----------  ---------  ----------
Life insurance in force (1).........  $80,176.6   $27,936.6    $  991.4   $53,231.4     1.9%
                                      =========   =========    ========   =========     ===

Premiums and policy fees
 Life Insurance.....................  $   251.9   $    83.9    $    4.0   $   172.0     2.3%
 A&H Insurance......................    1,032.9        98.5         5.1       939.5     0.5
 Specialty Property
    & Casualty (2)..................      375.0       133.9        73.9       315.0    23.5
                                      ---------   ---------    --------   ---------    ----

 Total premiums and policy fees.....  $ 1,659.8   $   316.3    $   83.0   $ 1,426.5     5.8%
                                      =========   =========    ========   =========    ====

                                                    Year Ended December 31, 1994
                                      ---------------------------------------------------------
                                                                                    Percentage
                                                  Ceded to     Assumed               of amount
                                        Gross       other     from other    Net      assumed to
(millions)                              amount    companies   companies    amount       net
                                      ---------   ---------   ----------  ---------  ----------

Life insurance in force (1).........  $74,047.9   $25,109.7    $1,173.9   $50,112.1     2.3%
                                      =========   =========    ========   =========    ====

Premiums and policy fees
 Life Insurance.....................  $   245.0   $    81.7    $    5.1   $   168.4     3.0%
 A&H Insurance......................      996.2        98.6         6.4       904.0     0.7
 Specialty Property
    & Casualty (2)..................      309.9       139.1        79.1       249.9    31.7
                                      ---------   ---------    --------   ---------    ----

 Total premiums and policy fees(3)..  $ 1,551.1   $   319.4    $   90.6   $ 1,322.3     6.9%
                                      =========   =========    ========   =========    ====


                                                     Year Ended December 31, 1993
                                      ---------------------------------------------------------
                                                                                     Percentage
                                                  Ceded to     Assumed                of amount
                                        Gross       other     from other    Net      assumed to
(millions)                              amount    companies   companies    amount        net
                                      ---------   ---------   ----------  ---------  ----------

Life insurance in force (1).........  $70,936.8   $24,800.0    $1,223.9   $47,360.7     2.6%
                                      =========   =========    ========   =========    ====

Premiums and policy fees
 Life Insurance.....................  $   228.7   $    74.7    $    4.8   $   158.8     3.0%
 A&H Insurance......................      942.2        90.6         6.2       857.8     0.7
 Specialty Property
    & Casualty (2)..................      281.6       130.7       109.9       260.8    42.1
                                      ---------   ---------    --------   ---------    ----

Total premiums and policy fees(3)...  $ 1,452.5   $   296.0    $  120.9   $ 1,277.4     9.5%
                                      =========   =========    ========   =========    ====

(1) Includes credit life insurance.
(2) Includes mechanical repair insurance sold through automobile dealers, appliance warranty insurance and property liability insurance.
(3) Income statement data has been reclassified to reflect continuing operations.

                                                                                                     SCHEDULE V

                                                          Aon CORPORATION
                                                 VALUATION AND QUALIFYING ACCOUNTS

                                           Years Ended December 31, 1995, 1994 and 1993


    (millions)                                                                Additions
                                                                       ------------------------
                                                                                      Charged/
                                                         Balance at    Charged to    (credited)                 Balance
                                                         beginning     cost and       to other    Deductions    at end
                  Description                             of year      expenses       accounts       (1)        of year
- ---------------------------------------------------      ----------    ----------    ----------   ----------    -------
Year ended December 31, 1995
- ----------------------------
  Reserve for losses (2)
  (deducted from mortgage loans on real estate)             $29.7        $  -          $ (4.1)      $    -       $25.6

  Reserve for losses (2)
  (deducted from other long-term investments)                 6.7           -             1.0         (2.5)        5.2

  Allowance for doubtful accounts (3)
  (deducted from insurance brokerage and consulting
   services receivables)                                     45.2         6.0               -         (3.8)       47.4

  Allowance for doubtful accounts (3)
  (deducted from premiums and other)                          3.2         2.0               -         (1.3)        3.9


Year ended December 31, 1994
- ----------------------------
  Reserve for losses (2)
  (deducted from mortgage loans on real estate)             $42.0        $  -          $(12.3)      $    -       $29.7

  Reserve for losses
  (deducted from long-term bonds)                            11.7           -               -        (11.7)          -

  Reserve for losses (2)
  (deducted from other long-term investments)                 9.3           -            (2.6)           -         6.7

  Allowance for doubtful accounts (3)
  (deducted from insurance brokerage and consulting
   services receivables)                                     41.2         7.0             1.3         (4.3)       45.2

  Allowance for doubtful accounts (3)
  (deducted from premiums and other)                          3.1         1.4               -         (1.3)        3.2


Year ended December 31, 1993
- ----------------------------
  Reserve for losses (2)
  (deducted from mortgage loans on real estate)             $23.8        $  -          $ 25.7       $ (7.5)      $42.0

  Reserve for losses (2)
  (deducted from long-term bonds)                               -           -            11.7            -        11.7

  Reserve for losses (2)
  (deducted from other long-term investments)                   -           -            21.0        (11.7)        9.3

  Allowance for doubtful accounts (3)
  (deducted from insurance brokerage and consulting
   services receivables)                                     34.6         2.3             6.4         (2.1)       41.2

  Allowance for doubtful accounts (3)
  (deducted from premiums and other)                          5.0         1.4               -         (3.3)        3.1


(1)   Amounts deemed to be uncollectible.
(2)   Amounts shown in additions charged/(credited) to other accounts represent realized investment (gains)/losses.
(3)   Amounts shown in additions charged to other accounts represent reserves related to acquired business.

                        Cross Reference Sheet, Pursuant
                          to General Instruction G(4)

ITEM IN FORM 10-K                                 INCORPORATED BY REFERENCE TO
- -----------------                                 ----------------------------
Part   I

   Item 1.  Business                              Four inside cover pages of the Annual
                                                  Report to Stockholders of the
                                                  Registrant for the Year 1995 ("Annual
                                                  Report") and pages 6 and 7.

   Item 3.  Legal Proceedings                     Annual Report page 32 (note 12 of
                                                  Notes to Consolidated Financial
                                                  Statements).
Part  II

   Item 5.  Market for the                        Annual Report pages 27 and 28 (note 8
            Registrant's Common Stock and         of Notes to Consolidated Financial
            Related Security Holder Matters       Statements) and page 35 ("Dividends
                                                  paid per share" and "Price range").

   Item 6. Selected Financial Data                Annual Report page 34.

   Item 7. Management's Discussion and            Annual Report pages 9 through 15.
           Analysis of Financial Condition
           and Results of Operations

   Item 8. Financial Statements and               Annual Report pages 16 through 33 and
           Supplementary Data                     35.

Part III

   Item 10. Directors and Executive               Notice of Annual Meeting of Holders
            Officers of the Registrant            of Common Stock and Series C
                                                  Preferred Stock and Proxy Statement
                                                  For Annual Meeting of Stockholders on
                                                  April 19, 1996 of the Registrant
                                                  ("Proxy Statement") pages 3 and 7.

   Item 11. Executive Compensation                Proxy Statement pages 13 through 15.

   Item 12. Security Ownership of Certain         Proxy Statement pages 2, 8 and 9.
            Beneficial Owners and Management

   Item 13. Certain Relationships and             Proxy Statement page 20
            Related Transactions                  ("Transactions With Management").

Part IV

   Item 14. Exhibits, Financial Statement         Annual Report pages 16 through 33.
            Schedules, and Reports on
            Form 8-K

                                 EXHIBIT INDEX

Exhibit Number                                                                               Page Number of
Regulation                                                                                   Sequentially
S-K Item 601                                                                                 Numbered Copy
- ------------                                                                                 -------------

   (3) Articles of incorporation and bylaws:

          (a) Second Restated Certificate of Incorporation of the Registrant -- incorporated by reference to Exhibit 3(a) to the 1991 Form 10-K.

          (b) Certificate of Amendment of the Registrant's Second Restated
              Certificate of Incorporation -- incorporated by reference to
              Exhibit 3 to the First Quarter 1994 Form 10-Q.


          (c) Bylaws of the Registrant -- incorporated by reference to Exhibit
              (d) to the 1982 Form 10-K.

          (d) Certificate of Designation for the Registrant's 8% Cumulative
              Perpetual Preferred Stock, $1.00 par value -- incorporated by reference to Exhibit 4(a) to the Third Quarter 1992 Form 10-Q.

          (e) Certificate of Designation for the Registrant's 6 1/4% Cumulative
              Convertible Exchangeable Preferred Stock, $1.00 par value -- incorporated by reference to Exhibit 4(b) to the Third Quarter
              1992 Form 10-Q.

          (f) Certificate of Designation for the Registrant's Series C
              Cumulative Preferred Stock -- incorporated by reference to Exhibit
              4.1 to the Registrant's Current Report on Form 8-K dated February
              9, 1994.

   (4) Instruments defining the rights of security holders, including indentures:

          (a) Indenture dated September 15, 1992 between the Registrant and
              Continental Bank Corporation (now known as Bank of America
              Illinois), as Trustee -- incorporated by reference to Exhibit 4(a) of the Registrant's Current Report on Form 8-K dated September 23,
              1992.

          (b) Resolutions establishing terms of 6.875% Notes Due 1999 and 7.40%
              Notes Due 2002 -- incorporated by reference to Exhibit 4(d) to the 1992 Form 10-K.

          (c) Resolutions establishing the terms of 6.70% Notes Due 2003 incorporated by reference to Exhibit 4(c) to the 1993 Form 10-K.

          (d) Resolutions establishing the terms of 6.30% Notes Due 2004 incorporated by reference to Exhibit 4(d) to the 1993 Form 10-K.

   (10)  Material Contracts:

          (a) Aon Stock Option Plan -- incorporated by reference to Exhibit
              10(a) to the 1990 Form 10-K.


                                 EXHIBIT INDEX

Exhibit Number                                                                                Page Number of
Regulation                                                                                    Sequentially
S-K, Item 601                                                                                 Numbered Copy
- -------------                                                                                 -------------

          (b) First Amendment to Aon Stock Option Plan -- incorporated by reference to the Exhibit 10(a) to the Second Quarter 1994
              Form 10-Q.

          (c) Second Amendment to Aon Stock Option Plan -- incorporated by reference to Exhibit 10(c) to the Second Quarter 1994 Form 10-Q.

          (d) Ryan Insurance Group, Inc. Stock Option Plan together with Stock
              Option Assumption Agreement providing for amendment of the plan
              -- incorporated by reference to Exhibit 4(b) to the Registration
              Statement No. 2-79114 on Form S-8.

          (e) Registration Rights Agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including
              Patrick G. Ryan and Andrew J. McKenna) -- incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

          (f) 1994 Restatement of Aon Savings Plan -- incorporated by reference to Exhibit 10(f) of the 1994 Form 10-K.

          (g) 1994 Restatement of Aon Employee Stock Ownership Plan -- incorporated by reference to Exhibit 10(g) of the 1994 Form 10-K.

          (h) 1994 Restatement of Aon Pension Plan -- incorporated by reference to Exhibit 10(h) of the 1994 Form 10-K.

          (i) Deferred Compensation Agreement by and among Registrant and
              Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates -- incorporated by reference to Exhibit 10(i) to the 1987 Form 10-K.

          (j) Aon Stock Award Plan, as amended -- incorporated by reference to
              Exhibit 10(a) to the First Quarter 1994 Form 10-Q.

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

          (m) Aon Corporation 1994 Amended and Restated Outside Director Stock
              Award Plan -- incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

          (n) First Amendment to the Aon Stock Award Plan--incorporated by reference to Exhibit 10(b) to the Second Quarter 1994 Form 10-Q.


                                 EXHIBIT INDEX

Exhibit Number                                                                                 Page Number of
Regulation                                                                                     Sequentially
S-K, Item 601                                                                                  Numbered Copy
- -------------                                                                                  -------------
          (o) Second Amendment to Aon Stock Award Plan--incorporated by reference to Exhibit 10(d) to the Second Quarter 1994 Form 10-Q.

          (p) Aon Corporation 1995 Senior Officer Incentive Compensation Plan.

          (q) Aon Deferred Compensation Plan and First Amendment to the Aon
              Deferred Compensation Plan.

          (r) Asset Purchase Agreement dated July 24, 1992 between the
              Registrant and Frank B. Hall & Co. Inc. -- incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

          (s) Stock Purchase Agreement by and among the Registrant, Combined
              Insurance Company of America, Union Fidelity Life Insurance
              Company and General Electric Capital Corporation dated as of
              November 11, 1995.

          (t) Stock Purchase Agreement by and among the Registrant; Combined
              Insurance Company of America; The Life Insurance Company of
              Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.;
              and General Electric Capital Corporation dated as of December 22,
              1995.


  (11) Statement regarding Computation of Per Share Earnings.


  (12) Statements regarding Computation of Ratios.

          (a) Statement regarding Computation of Ratio of Earnings to Fixed
              Charges.

          (b) Statement regarding Computation of Ratio of Earnings to Combined
              Fixed Charges and Preferred Stock Dividends.


  (13) Annual Report to Stockholders of the Registrant for the year ended
       December 31, 1995 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

  (21) List of subsidiaries of the Registrant.

  (23) Consent of Ernst & Young LLP to the incorporation by reference into Aon's
       Annual Report on Form 10-K of their report included in the 1995 Annual
       Report to Stockholders and into Aon's Registration Statement Nos.
       2-79114, 2-82791, 33-27984, 33-42575, 33-57562, and 33-59037.

  (99) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1995 -- to be filed by amendment as provided in Rule 15d-21(b).