Form 10-Q
period 1996-03-31
AON CORP
filed 1996-05-15
CIK 315293

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---            OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ____     ____

Number of shares of common stock outstanding:

                                      No. Outstanding
         Class                        as of 3-31-96
         -----                        --------------

     $1.00 par value Common              108,498,855

                                    Part 1
                             Financial Information
                                Aon CORPORATION
            Condensed Consolidated Statements of Financial Position

              (millions)                          As of         As of
    Assets                                   March 31, 1996 Dec. 31, 1995
                                             -------------- -------------
                                               (Unaudited)
    Investments
      Fixed maturities
        Available for sale                      $ 7,489.5    $ 7,687.1
      Equity securities at fair value
        Common stocks                               286.6        300.0
        Preferred stocks                            688.3        706.3
      Mortgage loans on real estate                 656.4        632.0
      Real estate (net of accumulated
        depreciation)                                38.7         36.5
      Policy loans                                  228.7        226.3
      Other long-term investments                   125.2        112.6
      Short-term investments                      1,165.3        938.3
                                                ---------    ---------
          Total investments                      10,678.7     10,639.1



    Cash                                             25.5        115.3

    Receivables
      Insurance brokerage and consulting
       services                                   2,464.3      2,264.1
      Premiums and other                            702.1        580.2
      Accrued investment income                     153.0        152.4
                                                ---------    ---------
          Total receivables                       3,319.4      2,996.7


    Deferred Policy Acquisition Costs             1,285.7      1,261.5
    Intangible Assets                             1,575.4      1,597.7
    Property and Equipment at Cost (net of          309.6        307.8
      accumulated depreciation)
    Assets Held Under Special Contracts           2,391.9      2,307.2
    Other Assets                                    536.8        510.5
                                                ---------    ---------
          Total Assets                          $20,123.0    $19,735.8
                                                =========    =========

                                                  As of        As of
    Liabilities and Equity                   March 31, 1996 Dec. 31, 1995
                                             -------------- -------------
                                               (Unaudited)
    Policy Liabilities
      Future policy benefits                    $ 1,482.8    $ 1,475.1
      Policy and contract claims                    977.9        970.9
      Unearned and advance premiums               1,706.1      1,646.2
      Other policyholder funds                    5,353.5      5,464.2
                                                ---------    ---------
          Total policy liabilities                9,520.3      9,556.4

    General Liabilities
      Insurance premiums payable                  3,082.7      2,722.8
      Commissions and general expenses              533.0        562.4
      Accrued income taxes                          344.1        332.6
      Short-term borrowings                         354.2        352.7
      Notes payable                                 479.3        497.5
      Debt guarantee of ESOP                         56.8         56.8
      Liabilities held under special contracts    2,391.9      2,307.2
      Other liabilities                             645.6        623.7
                                                ---------    ---------
          Total Liabilities                      17,407.9     17,012.1

    Commitments and Contingent Liabilities

    Redeemable Preferred Stock                       50.0         50.0

    Stockholders' Equity
      Preferred stock - $1 par value                  7.6          8.1
      Common stock - $1 par value                   111.4        111.4
      Paid-in additional capital                    447.0        431.8
      Net unrealized investment gains                87.4        123.1
      Net foreign exchange gains/(losses)            (5.7)         1.8
      Retained earnings                           2,250.4      2,212.1
      Less - Treasury stock at cost                 (92.4)       (97.3)
             Deferred compensation                 (140.6)      (117.3)
                                                ---------    ---------
          Total Stockholders' Equity              2,665.1      2,673.7
                                                ---------    ---------
          Total Liabilities and Equity          $20,123.0    $19,735.8
                                                =========    =========
See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  -------------------------------------------
                                  (UNAUDITED)

(millions except per share data)

                                                           FIRST QUARTER ENDED
                                                          ----------------------
                                                          MARCH 31,    MARCH 31,
                                                            1996         1995
                                                          ---------    ---------
REVENUE
  Brokerage commissions and fees........................   $468.0       $424.6
  Premiums earned.......................................    378.0        335.7
  Net investment income.................................     84.7         80.9
  Realized investment gains.............................        -          1.1
  Other income..........................................     11.4         10.9
                                                           ------       ------
    TOTAL REVENUE EARNED................................    942.1        853.2
                                                           ------       ------
BENEFITS AND EXPENSES
  Commissions and general expenses......................    529.4        473.7
  Benefits to policyholders.............................    186.0        164.1
  Interest expense......................................      9.2          8.4
  Amortization of deferred policy
   acquisition costs....................................     53.1         49.9
  Amortization of intangible assets.....................     18.8         20.4
                                                           ------       ------
    TOTAL BENEFITS AND EXPENSES.........................    796.5        716.5
                                                           ------       ------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX......................................    145.6        136.7
  Provision for income tax..............................     49.1         46.2
                                                           ------       ------
INCOME FROM CONTINUING OPERATIONS.......................     96.5         90.5
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX.........     22.4         20.7
                                                           ------       ------
NET INCOME..............................................   $118.9       $111.2
                                                           ======       ======
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS............   $113.8       $104.4
                                                           ======       ======
INCOME FROM CONTINUING OPERATIONS PER SHARE (2).........   $ 0.84       $ 0.77
INCOME FROM DISCONTINUED OPERATIONS PER SHARE (1).......     0.20         0.19
                                                           ------       ------
NET INCOME PER SHARE (2)................................   $ 1.04       $ 0.96
                                                           ======       ======
CASH DIVIDENDS PAID ON COMMON STOCK.....................   $ 0.34       $ 0.32
                                                           ======       ======
Average common and common equivalent shares
 outstanding............................................    109.7        108.7
                                                           ------       ------

(1) In April 1996, Aon completed the sale of two of its insurance subsidiaries, Union Fidelity Life Insurance Company and The Life Insurance Company of Virginia. Their results are classified as discontinued operations.
(2) Includes the effect of $5.1 million and $6.8 million of dividends incurred on the 8%, 6.25% and Series C preferred stock in first quarter ended March 31, 1996 and 1995, respectively.


See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)


(millions)

                                                                          First Quarter Ended
                                                                         ----------------------
                                                                         March 31,     March 31,
                                                                           1996          1995
                                                                         ---------     --------
Cash Provided by Operating Activities................................... $   242.7     $  290.6
                                                                         ---------     --------
Cash Flows from Investing Activities:
 Sale (purchase) of short term investments-net..........................    (236.4)      (149.7)
 Sale or maturity of fixed maturities
    Held to maturity- -  Maturities.....................................         -          0.7
                          Calls and Prepayments.........................         -         47.6
                          Sales.........................................         -          3.0
    Available for sale- -Maturities.....................................      46.9         21.7
                          Calls and Prepayments.........................      92.4         52.7
                          Sales.........................................     325.2        465.6
 Sale or maturity of other invesments...................................     315.9        124.8
 Purchase of fixed maturities -- Available for sale.....................    (305.0)      (675.0)
 Purchase of other investments..........................................    (343.1)      (135.8)
 Acquisition of subsidiaries............................................      (7.2)       (63.0)
 Property and equipment and other.......................................     (15.9)       (24.3)
                                                                         ---------     --------
       Cash Used by Investing Activities................................    (127.2)      (331.7)
                                                                         ---------     --------

Cash Flows from Financing Activities:
 Treasury stock transactions - net......................................      12.1         (2.3)
 Issuance of short-term borrowings - net................................       1.5         15.3
 Repayment of long-term debt............................................      (2.1)       (11.7)
 Interest sensitive life, annuity and investment contract deposits......     266.5        477.7
 Interest sensitive life, annuity and investment contract withdrawals...    (426.4)      (397.9)
 Retirement of preferred stock..........................................     (14.1)           -
 Cash dividends to stockholders.........................................     (42.2)       (41.4)
                                                                         ---------     --------
       Cash Provided (Used) by Financing Activities.....................    (204.7)        39.7
                                                                         ---------     --------

Effect of Exchange Rate Changes on Cash.................................      (0.6)        10.3
Increase (Decrease) in Cash.............................................     (89.8)         8.9
Cash at Beginning of Period.............................................     115.3        508.8
                                                                         ---------     --------
Cash at End of Period................................................... $    25.5     $  517.7
                                                                         =========     ========

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

     Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 1995 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

     Certain prior period amounts have been reclassified to conform to the current period presentation.


2.   Statements of Financial Accounting Standards (SFAS)
     ---------------------------------------------------

     As required, in first quarter 1996, Aon adopted SFAS Statement No. 121 (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of). This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Implementation of this Statement did not have an effect on Aon's financial statements.

3.   Capital Stock
     -------------

     In first quarter 1996, Aon purchased 59,000 shares of its common stock, at a total cost of $3 million. Aon reissued 257,000 shares of common stock from treasury for employee benefit plans during the first quarter 1996. There were 2.9 million shares of common stock held in treasury at March 31, 1996.

     In first quarter 1996, Aon purchased and retired 0.6 million shares of its 8% Cumulative Perpetual Preferred Stock at a total cost of $14.1 million.

4.   Subsequent Events
     -----------------

     On April 1, 1996, Aon completed sales of Union Fidelity Life Insurance Company (UFLIC) and The Life Insurance Company of Virginia (LOV) and received sales proceeds of approximately $1.4 billion. Any gain or loss is expected to be immaterial.

     As of May 1, 1996, the underwriting of Aon's North American auto credit business has been assumed by Life Reassurance Corporation of America (Life
     Re), a subsidiary of Life Re Corporation. Additionally, Life Re and a senior management team from Aon's subsidiary, Ryan Dealer Group, have agreed in principle to buy Ryan Dealer Group, while changing its name so Aon can retain the use of the Ryan name. This company promotes the distribution of the auto credit policies and also of extended warranties throughout North America. The extended warranty products will continue to be underwritten by Aon's subsidiary, Virginia Surety Company, while certain auto dealer consulting will continue to be provided by other Aon subsidiaries. Total North American auto credit revenues included in Aon's consolidated statement of income for the quarter ended March 31, 1996 were approximately $40 million. Aon is in the process of evaluating the potential effect on the financial statements related to these transactions, including evaluation of intangible assets created when Aon acquired its auto credit business.

     As of April 2, 1996, an early retirement program was announced for all eligible employees of Aon's USA operating subsidiaries. In addition, programs similar in nature were introduced in parts of Europe. The costs of these programs will be determined and recognized in the second quarter of 1996.

                                Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                            AND FINANCIAL CONDITION
                      REVENUE AND INCOME BEFORE INCOME TAX
                             FOR FIRST QUARTER 1996

GENERAL
- -------

In fourth quarter 1995, Aon and its wholly owned subsidiary Combined Insurance Company of America (CICA) reached definitive agreements to sell two of its domestic insurance subsidiaries, UFLIC and LOV. The sales of UFLIC and LOV were completed in April, 1996, and are expected to result in an immaterial gain or loss to Aon. The results of UFLIC and LOV are classified in the consolidated statements of operations as discontinued operations. For purposes of the following discussions, comparisons against prior years' results are based on continuing operations.

Proceeds from the sales of LOV and UFLIC generated $1.4 billion before taxes and other costs of sale. The after-tax proceeds in excess of the carrying value of the companies sold generated a statutory gain at CICA the parent company of LOV and UFLIC. The majority of the statutory gain was dividended to Aon in April 1996 and will be temporarily used for both debt reductions and short-term investments. CICA reinvested the remaining proceeds in non-affiliated invested assets. The potential long-term uses of the dividend to Aon are the pay down of borrowings to maintain its current debt to equity ratio, the buy back of capital stock, and other general corporate purposes, including acquisitions. In the short-term, some of these uses may yield returns that are lower than could have been generated from the operations of the subsidiaries being sold.


CONSOLIDATED RESULTS
- --------------------

Brokerage commissions and fees increased $43.4 million or 10.2% in first quarter 1996, reflecting primarily internal growth, as well as business combination activity.

Premiums earned increased $42.3 million or 12.6% in first quarter 1996, compared with the same period last year. Extended warranty premiums earned increased $41.2 million or 81.7% in the quarter reflecting a higher volume of new business in the appliance and electronic equipment line. Direct Sales earned premium grew 1.6% from first quarter 1995 of which the strongest growth was in the international segment.

Net investment income of $84.7 million increased $3.8 million or 4.7% in the first quarter 1996 when compared to prior year. Investment income growth in first quarter was primarily attributed to higher levels of invested assets.

Total revenue increased $88.9 million or 10.4% in the first quarter 1996. Total benefits and expenses increased 11.2% in the same period. Income before income tax increased $8.9 million or 6.5% in the first quarter, due largely to growth in the brokerage and consulting segment.

MAJOR LINES OF BUSINESS
- -----------------------
GENERAL
- -------

Beginning with the 1995 Annual Report, Aon reclassified its operating segments to reflect the focus of its continuing operations. Insurance underwriting operations were presented as one segment based on the related nature, distribution channels and markets of the continuing products. Insurance underwriting primarily includes life, accident and health insurance and extended warranty products. In this report, 1995 quarterly segments have been reclassified to conform to the 1996 presentation.

INSURANCE BROKERAGE AND CONSULTING SERVICES
- -------------------------------------------

Beginning with this report, Aon has combined the retail brokerage and reinsurance and wholesale subsegments of Insurance Brokerage and Consulting Services into one subsegment called "Insurance and other services". Also included in this segment is first quarter 1996 revenue of $7.4 million from financing services operations which include service fees received from the placement of insurance premiums and retail auto financing receivables to unaffiliated parties. This operation was previously in the corporate segment. All prior period data has been reclassified to conform to the 1996 presentation. Insurance and other services revenue increased $32.1 million or 8.4% for the first quarter 1996 when compared with the same period last year. Insurance and other services continued to reflect highly competitive property and casualty pricing in the domestic market and increased revenues due to both internal growth and acquisitions.

"Consulting" provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $11 million or 18.2% for the first quarter when compared to prior year, primarily due to the expanding integrated human resources consulting practice.

Overall, revenue for the insurance brokerage and consulting services segment increased $43.1 million or 9.8% in the first quarter. Limiting this revenue increase, the brokerage segment continues to be impacted by a soft property and casualty market. Income before income tax increased $8.7 million or 11.4% when compared to first quarter 1995, reflecting recent acquisitions as well as internal growth and improved expenses.


Domestic/International Results
- ------------------------------

First quarter domestic insurance brokerage and consulting services revenue and income before income tax represent 64% and 46%, respectively, of the total segment. International brokerage revenue of $172.6 million increased 19% for the first quarter. Partially offsetting this increase was the slow growth in benefit plan product sales in the consulting line of business. International brokerage income before income tax increased 14.4% for the quarter. In the international insurance and other services subsegment, revenues are generally highest in the first quarter of the year, while expenses are incurred on a more even basis throughout the year.

INSURANCE UNDERWRITING
- ----------------------

The insurance underwriting line of business provides direct sales life and accident and health products, credit insurance and extended warranty products to individuals. Revenue increased 13% for the first quarter 1996 when compared to prior year primarily due to growth in the domestic extended warranty lines. In addition, traditional life business in Europe and the Pacific is continuing to run off as planned.

Pretax income from insurance underwriting increased $3.3 million or 6% in first quarter 1996, compared with last year, primarily due to good cost controls in both the direct sales and extended warranty lines. Overall, benefit and expense margins in first quarter 1996 did not suggest any significant shift in operating trends.

Domestic/International Results
- ------------------------------

First quarter domestic insurance underwriting revenue represents 73% of the total segment. Domestic insurance underwriting income before income tax increased 9.4% when compared to its 1995 level. International insurance underwriting revenue of $117.9 million increased 10.4%, principally due to improved premiums earned in both the direct sales and extended warranty lines. International pretax income declined 3.4% primarily due to the continuing runoff of traditional life business in Europe and the Pacific.


CORPORATE AND OTHER
- -------------------

Revenue in this category consists primarily of investment income on capital and realized investment gains. Allocation of investment income to the insurance underwriting segment is based on the invested assets which underlie policyholder liabilities. Excess invested assets of that segment and related investment income, which do not underlie these liabilities, are reported in this segment. Expenses include interest and other financing expenses, corporate administrative costs, and goodwill amortization associated with acquisitions.

Revenue decreased 17.6% for the first quarter 1996, due in part to lower levels of investment income reflecting alternative uses of corporate capital. There were no realized investment gains in first quarter 1996 and $1.1 million in 1995. Income before income tax, excluding realized investment gains, decreased $2 million or 51.3% over the same quarter last year. Expenses had minimal change in 1996 from 1995.

DISCONTINUED OPERATIONS
- -----------------------

Discontinued operations are composed principally of capital accumulation products and direct response products. Substantially all of the revenue and income before income tax generated from discontinued operations is domestic. These amounts have been segregated as "Income From Discontinued Operations" in the consolidated statements of operations. First quarter 1996 revenue of $292.8 million increased a modest 2.3% when compared to prior year.

Income before income tax, excluding realized investment losses, improved 6.8% when compared to prior year. Improved 1996 results were in part due to favorable claims experience at LOV and improved interest rate spreads. At UFLIC, strong growth in third party business was offset by the continued runoff of the medicare supplement line. The effective operating income tax rate on discontinued operations was 35% in 1996 and 1995, respectively.

With the completion of the sales of LOV and UFLIC on April 1, 1996, there will be no operating results from these discontinued operations going forward.

                                Aon CORPORATION
                            MAJOR LINES OF BUSINESS
                            -----------------------



    (millions)

                                                       First Quarter Ended
                                                      ---------------------
                                                      March 31,   Percent
                                                        1996     Change (1)
                                                      ---------  ----------
    Revenue

    Insurance brokerage and consulting services.....   $485.0      9.8%

    Insurance underwriting..........................    436.1     13.0

    Corporate and other.............................     21.0    (17.6)
                                                       ------    -----

       Total revenue................................   $942.1     10.4%
                                                       ======    =====





    Income Before Income Tax

    Insurance brokerage and consulting services.....   $ 85.2     11.4%

    Insurance underwriting..........................     58.5      6.0

    Corporate and other.............................      1.9    (62.0)
                                                       ------    -----

       Total income before income tax...............   $145.6      6.5%
                                                       ======    =====


    (1) Prior period amounts have been reclassified to conform to the 1996 presentation.

                                Aon CORPORATION
                         REVENUE BY MAJOR PRODUCT LINE
                         -----------------------------




    (MILLIONS)
                                                  FIRST QUARTER ENDED
                                                  -------------------
                                                  MARCH 31,   PERCENT
                                                    1996     CHANGE(1)
                                                  ---------  ---------
    INSURANCE BROKERAGE AND CONSULTING SERVICES
    Insurance and other services.................  $413.7       8.4%
    Consulting...................................    71.3      18.2
                                                  ---------  ---------
            TOTAL REVENUE........................  $485.0       9.8%
                                                  =========  =========


    INSURANCE UNDERWRITING
    Direct sales - life, accident and health.....  $253.6       2.1%
    Warranty and other...........................   182.5      32.9
                                                  ---------  ---------
            TOTAL REVENUE........................  $436.1      13.0%
                                                  =========  =========


    CORPORATE AND OTHER
    Investment income on capital and other.......  $ 21.0     (13.9)%
    Realized investment gains....................       -       N/A
                                                  ---------  ---------
            TOTAL REVENUE........................  $ 21.0     (17.6)%
                                                  =========  =========


    (1) Prior period amounts have been reclassified to conform to the 1996 presentation.

                       NET INCOME FOR FIRST QUARTER 1996


First quarter net income was $118.9 million ($1.04 per share) compared to $111.2 million ($0.96 per share) in 1995. Included in net income is operating income from continuing operations of $96.5 million ($0.84 per share) in 1996 compared to $89.8 million ($0.76 per share) in 1995. The effective tax rate on continuing operations operating income, which excludes after-tax realized investment gains was 33.7%, for first quarter 1996 and for the full year 1995. Realized gains were taxed at 36%.

Average shares outstanding for first quarter increased 0.9% primarily due to the reissuance of common shares from treasury for employee benefits plans.


                        CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF FIRST QUARTER 1996


Cash flows from operating activities (including discontinued operations) in first quarter 1996 were $242.7 million, a decrease of $47.9 million from first quarter 1995. This decrease primarily reflects the timing of settlement of insurance segment receivables and payables.

Investing activities used cash of $127.2 million which was made available primarily from operations. Cash used for acquisition activity during the first quarter 1996 was $7.2 million.

Cash totaling $204.7 million was used during first quarter 1996 for financing activities. Net cash used from capital accumulation product deposits and withdrawals was $159.9 million in first quarter 1996. Cash was used to pay dividends of $36.8 million on common stock, $3 million on 8% cumulative perpetual preferred stock, $1.7 million on 6.25% cumulative convertible exchangeable preferred stock and $0.7 million on Series C preferred stock.

Included in notes payable at March 31, 1996 is approximately $5 million which represents the principal amount of notes due within one year. Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. After the sales of UFLIC and LOV, Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow in the long-term.

The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for servicing acquisition-related debt. Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $7.5 billion, Aon's total fixed maturity portfolio both for continuing and discontinued operations is invested primarily in investment grade holdings (96%) and has a market value which is 101.1% of amortized cost.

Mortgage-backed securities, primarily collateralized mortgage obligations (CMO's), included in the fixed maturities portfolio, totaled $2 billion. Substantially all of the mortgaged-backed securities included in Aon's fixed maturity portfolio at March 31, 1996 relate to discontinued operations. Since the finalization of the sales, Aon's interest in and exposure to certain market risks associated with mortgaged-backed securities is minimal.

The assets and liabilities, after reinvestment of net sales proceeds of discontinued operations, included in the consolidated statement of financial position at March 31, 1996 are as follows:

(millions)
- -------------------------------------------------------------------------------
Investments                                                              $5,400
Deferred policy acquisition costs                                           650
Intangible assets                                                           150
Assets held under special contracts                                       2,100
Receivables and other assets                                                200
- -------------------------------------------------------------------------------
Total Assets                                                             $8,500
===============================================================================
Policy liabilities                                                       $6,050
Liabilities held under special contracts                                  2,100
General and other liabilities                                               350
- -------------------------------------------------------------------------------
Total liabilities                                                        $8,500
===============================================================================

The investment portfolio of the continuing operations is of the same quality as the overall portfolio at March 31, 1996. However, mortgage-backed securities and mortgage loans represent approximately $100 million in value of the continuing portfolio.

Total assets increased $387.2 million to $20.1 billion since year-end 1995, primarily due to growth in the assets of the continuing operations. Invested assets at March 31, 1996 increased $39.6 million from year-end levels, primarily due to growth in short-term investments relating to insurance brokerage business. The amortized cost and fair value of less than investment grade fixed maturity investments, at March 31, 1996, were $289.7 million and $300.1 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 1996 was $10.7 million, or 0.5% of total invested assets.

Mortgage loans held totaled $656.4 million or 6.1% of total invested assets.
Aon maintained separate investment reserves related to mortgage loan losses on real estate holdings, which include real estate ventures and limited partnerships, totaling $30.1 million at the end of first quarter 1996, down $0.7 million from the year end 1995 level of $30.8 million. These reserves are a product of Aon's continuing review of the characteristics and risks of its investment portfolio and current environmental and economic conditions.

Aon measures capital accumulation product asset and liability durations to determine its net exposure to changes in interest rates. Aon's exposure to interest-sensitive products has been substantially diminished following the sale of LOV because LOV's products are principally interest-sensitive and investment-type. Non-interest-sensitive products do not require as close monitoring of duration matching.

Aon adjusts its duration mismatch subject to market conditions and its outlook on interest rate trends. As of March 31, 1996, assets and interest-sensitive liabilities were closely matched with the aggregate estimated duration variance of less than one year.

Aon uses derivative financial instruments (primarily financial futures, swaps and options) to: (a) manage its overall asset/liability duration match; (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) hedge other business risks. As of March 31, 1996, Aon had open contracts which had unrealized gains of approximately $1.4 million.

Stockholders' equity decreased $8.6 million in first quarter 1996 to $22.76 per share, a decrease of $0.01 per share since year-end 1995. The principal factors influencing this decrease were the adverse change in net unrealized investment gains of $35.7 million and dividends to stockholders of $81.1 million. Included in dividends is an accrual for the common stock dividend that will be paid in the second quarter 1996.



Review by Independent Auditors
- ------------------------------

The condensed consolidated financial statements at March 31, 1996, and for the first quarter then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of Aon Corporation as of December 31, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

                                       /s/ Ernst & Young LLP

                                       ERNST & YOUNG LLP

Chicago, Illinois
May 2, 1996

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

        (a) The Annual Meeting of Stockholders of the Registrant was held on April 19, 1996.

        (b)  Not applicable.

        (c) Set forth below is the tabulation of the votes on each nominee for election as a director:
                                              Withhold
                Name                For       Authority
                ----                ---       ---------

          Daniel T. Carroll      93,358,273    274,129

          Franklin A. Cole       93,381,659    250,743

          Edgar D. Jannotta      93,372,094    260,308

          Perry J. Lewis         93,387,238    245,164

          Joan D. Manley         93,393,299    239,103

          Andrew J. McKenna      93,387,399    245,003

          Newton N. Minow        92,371,191  1,261,211

          Peer Pedersen          92,351,947  1,280,455

          Donald S. Perkins      93,381,379    251,023

          John W. Rogers, Jr.    93,376,951    255,451

          Patrick G. Ryan        93,378,391    254,011

          George A. Schaefer     93,393,352    239,050

          Raymond I. Skilling    93,387,896    244,506

          Fred L. Turner         93,401,028    231,374

          Arnold R. Weber        93,385,598    246,804

               Set forth below is the tabulation of the vote on the selection of Ernst & Young LLP as auditors for the Registrant for the 1996 fiscal year.

              For             Against          Abstain
              ---             -------          -------

           93,307,316         119,744          205,342

        (d)  Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - The exhibits filed with this report are listed on the attached Exhibit Index.

   (b) Reports on Form 8-K - No Current Reports on Form 8-K were filed for the quarter ended March 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Aon Corporation
                                       ---------------
                                        (Registrant)

May 15, 1996                           /s/ Harvey N. Medvin
                                       -----------------------------------------
                                       HARVEY N. MEDVIN
                                       EXECUTIVE VICE PRESIDENT,
                                       CHIEF FINANCIAL OFFICER AND TREASURER
                                       (Principal Financial and Accounting
                                        Officer)

                                Aon CORPORATION
                                ---------------

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number
In Regulation S-K,                                                                       Page
Item 601 Exhibit Table                                                                   No.
- ----------------------                                                                   ----

(11)  Statement regarding Computation of Per Share Earnings.                              19

(12)  Statements regarding Computation of Ratios.

      (a)   Statement regarding Computation of Ratio of Earnings to Fixed Charges.        20

      (b)   Statement regarding Computation of Ratio of Earnings to Combined Fixed
            Charges and Preferred Stock Dividends.                                        21

(15)  Letter re: Unaudited Interim Financial Information.                                 22

(27)  Financial Data Schedule