Form 10-Q
period 1996-06-30
AON CORP
filed 1996-08-14
CIK 315293

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

            ___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                         Commission file number 1-7933

                                Aon Corporation
                                ---------------
            (Exact Name of Registrant as Specified in its Charter)


             DELAWARE                                     36-3051915
             --------                                    ------------
     (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                      Identification No.)



123 N. WACKER DR., CHICAGO, ILLINOIS                     60606
- ---------------------------------------                  -----
(Address of Principal Executive Offices)                 (Zip Code)


       (312) 701-3000
       --------------
(Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ---    ---
Number of shares of common stock outstanding:

                                                No. Outstanding
                    Class                        as of 6-30-96
                    -----                       ---------------

              $1.00 par value Common             107,905,932

                                     Part 1
                             Financial Information
                                Aon CORPORATION
            Condensed Consolidated Statements of Financial Position
            -------------------------------------------------------

                            (millions)                                   As of               As of
Assets                                                               June 30, 1996       Dec. 31, 1995
                                                                     -------------       -------------
                                                                      (Unaudited)
Investments
  Fixed maturities
    Available for sale                                               $     2,558.9       $     7,687.1
  Equity securities at fair value
    Common stocks                                                            264.3               300.0
    Preferred stocks                                                         508.7               706.3
  Mortgage loans on real estate                                               33.9               632.0
  Real estate (net of accumulated depreciation)                               22.9                36.5
  Policy loans                                                                58.4               226.3
  Other long-term investments                                                102.0               112.6
  Short-term investments                                                   1,497.8               938.3
                                                                     -------------       -------------
    Total investments                                                      5,046.9            10,639.1

Cash                                                                         103.5               115.3

Receivables
  Insurance brokerage and consulting services                              2,812.8             2,264.1
  Premiums and other                                                         841.3               580.2
  Accrued investment income                                                   64.6               152.4
                                                                     -------------       -------------
    Total receivables                                                      3,718.7             2,996.7

Deferred Policy Acquisition Costs                                            629.7             1,261.5
Intangible Assets                                                          1,383.8             1,597.7
Property and Equipment at Cost (net of accumulated depreciation)             275.2               307.8
Assets Held Under Special Contracts                                          301.3             2,307.2
Other Assets                                                                 539.9               510.5
                                                                     -------------       -------------
    Total Assets                                                     $    11,999.0       $    19,735.8
                                                                     =============       =============

                                                                         As of               As of
Liabilities and Equity                                               June 30, 1996       Dec. 31, 1995
                                                                     -------------       -------------
                                                                      (Unaudited)
Policy Liabilities
  Future policy benefits                                             $       876.5       $     1,475.1
  Policy and contract claims                                                 870.2               970.9
  Unearned and advance premiums                                            1,626.5             1,646.2
  Other policyholder funds                                                   360.6             5,464.2
                                                                     -------------       -------------
      Total policy liabilities                                             3,733.8             9,556.4

General Liabilities
  Insurance premiums payable                                               3,249.8             2,722.8
  Commissions and general expenses                                           518.7               562.4
  Accrued income taxes                                                       230.4               332.6
  Short-term borrowings                                                       89.7               352.7
  Notes payable                                                              477.8               497.5
  Debt guarantee of ESOP                                                      56.8                56.8
  Liabilities held under special contracts                                   301.3             2,307.2
  Other liabilities                                                          596.5               623.7
                                                                     -------------       -------------
    Total Liabilities                                                      9,254.8            17,012.1

Commitments and Contingent Liabilities

Redeemable Preferred Stock                                                    50.0                50.0

Stockholders' Equity
  Preferred stock - $1 par value                                               7.6                 8.1
  Common stock - $1 par value                                                111.5               111.4
  Paid-in additional capital                                                 445.6               431.8
  Net unrealized investment gains                                             74.8               123.1
  Net foreign exchange gains/(losses)                                        (14.9)                1.8
  Retained earnings                                                        2,337.0             2,212.1
  Less - Treasury stock at cost                                             (130.1)              (97.3)
         Deferred compensation                                              (137.3)             (117.3)
                                                                     -------------       -------------
    Total Stockholders' Equity                                             2,694.2             2,673.7

                                                                     -------------       -------------
    Total Liabilities and Equity                                     $    11,999.0       $    19,735.8
                                                                     =============       =============

 See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                                  (Unaudited)

(millions except per share data)

                                        Second Quarter Ended          Six Months Ended
                                        --------------------       -----------------------
                                         June 30,   June 30,        June 30,     June 30,
                                           1996       1995            1996         1995
                                        ---------  ---------       -----------  ----------
REVENUE
  Brokerage commissions and fees........$   445.5  $   400.2       $     913.5   $   824.8
  Premiums earned.......................    381.3      364.7             759.3       700.4
  Net investment income.................     92.6       77.5             177.3       158.4
  Realized investment gains (losses)....        -       (0.6)                -         0.5
  Other income..........................     13.0       10.1              24.4        21.0
                                        ---------  ---------       -----------   ---------
    Total revenue.......................    932.4      851.9           1,874.5     1,705.1
                                        ---------  ---------       -----------   ---------
BENEFITS AND EXPENSES
  Commissions and general expenses......    554.8      489.4           1,084.2       963.1
  Benefits to policyholders.............    192.8      174.9             378.8       339.0
  Interest expense......................     10.1        9.5              19.3        17.9
  Amortization of deferred policy
   acquisition costs....................     55.0       50.1             108.1       100.0
  Amortization of intangible assets.....     18.4       20.0              37.2        40.4
                                        ---------  ---------       -----------   ---------
    Total benefits and expenses.........    831.1      743.9           1,627.6     1,460.4
                                        ---------  ---------       -----------   ---------
INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX......................    101.3      108.0             246.9       244.7
  Provision for income tax..............     36.0       36.3              85.1        82.5
                                        ---------  ---------       -----------   ---------
INCOME FROM CONTINUING OPERATIONS.......$    65.3  $    71.7       $     161.8   $   162.2
DISCONTINUED OPERATIONS: (1)
  Income from discontinued operations,
   net of tax...........................        -       27.0              22.4        47.7
  Gain on disposal of discontinued
   operations, net of tax...............     21.0          -              21.0           -
                                         --------  ---------       -----------   ---------
NET INCOME..............................$    86.3  $    98.7       $     205.2   $   209.9
                                         ========  =========       ===========   =========
Net Income Available for Common
 Stockholders...........................$    81.2  $    91.9       $     195.0   $   196.3
                                         ========  =========       ===========   =========
PER SHARE
Income from continuing operations(2)....$   0.55   $    0.60       $      1.39   $    1.37
Income from discontinued operations(1)..        -       0.25              0.20        0.44
Gain on disposal of discontinued
 operations(1)..........................     0.19          -              0.19           -
                                         --------  ---------       -----------   ---------
Net income(2)...........................$    0.74  $    0.85       $      1.78   $    1.81
                                         ========  =========       ===========   =========

Cash dividends paid on common stock.....$    0.36  $    0.34       $      0.70   $    0.66
                                         ========  =========       ===========   =========
Average common and common equivalent
 shares outstanding.....................    109.8      108.4             109.8       108.6
                                         --------  ---------       -----------   ---------

(1) In April, 1996, Aon completed the sales of two of its insurance subsidiaries, Union Fidelity Life Insurance Company and The Life Insurance Company of Virginia. Their results are classified as discontinued operations.
(2) Includes the effect of $5.1 million and $10.2 million, and $6.8 million and $13.6 million of dividends incurred on the 8%, 6.25% and Series C preferred stock in second quarter and six months ended June 30, 1996 and 1995, respectively.

See the accompanying notes to the condensed consolidated financial statements.

                                Aon CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                                  (Unaudited)


(millions)

                                                                                   Six Months Ended
                                                                               ------------------------
                                                                                June 30,      June 30,
                                                                                 1996          1995
                                                                               ----------    ----------
CASH PROVIDED BY OPERATING ACTIVITIES......................................    $    297.4    $    372.9
                                                                               ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short term investments-net...................................        (634.6)        (59.9)
  Sale or maturity of fixed maturities
    Held to maturity  -  Maturities........................................             -           0.7
                         Calls and prepayments.............................             -          79.8
                         Sales.............................................             -           3.0
    Available for sale - Maturities........................................          78.7          52.2
                         Calls and prepayments.............................         130.8         100.2
                         Sales.............................................         439.4       1,273.2
    Sale or maturities of other investments................................         342.3         501.3
  Purchase of fixed maturities - available for sale........................        (984.6)     (1,637.2)
  Purchase of other investments............................................        (447.4)       (537.2)
  Disposition (acquisition) of subsidiaries - net..........................       1,273.9         (66.7)
  Property and equipment and other.........................................         (35.1)        (55.4)
                                                                               ----------    ----------
                         CASH PROVIDED (USED) BY INVESTING ACTIVITIES......         163.4        (346.0)
                                                                               ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock transactions - net........................................         (27.9)        (48.0)
  Repayment of short-term borrowings - net.................................        (262.9)        (16.9)
  Issuance of long-term debt...............................................             -          18.6
  Repayment of long-term debt..............................................          (2.4)        (19.2)
  Interest sensitive life, annuity and investment contract deposits........         348.2         690.9
  Interest sensitive life, annuity and investment contract withdrawals.....        (427.1)       (813.9)
  Retirement of preferred stock............................................         (14.2)            -
  Cash dividends to stockholders...........................................         (86.3)        (84.3)
                                                                               ----------    ----------
                         CASH USED BY FINANCING ACTIVITIES.................        (472.6)       (272.8)
                                                                               ----------    ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................             -           5.5
DECREASE IN CASH...........................................................         (11.8)       (240.4)
CASH AT BEGINNING OF PERIOD................................................         115.3         508.8
                                                                               ----------    ----------
CASH AT END OF PERIOD......................................................    $    103.5    $    268.4
                                                                               ==========    ==========

  See the accompanying notes to condensed consolidated financial statements.

                                Aon CORPORATION

           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Statement of Accounting Principles
     ----------------------------------

     The financial results included in this report are stated in conformity with generally accepted accounting principles and are unaudited but include all normal recurring adjustments which the Registrant (Aon) considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year as further discussed below.

     Refer to the consolidated financial statements and notes in the Annual Report to Stockholders (Annual Report) for the year ended December 31, 1995 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

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

     In June 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities). This Statement provides accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities. The provisions of this Statement are to be applied to
     transactions occurring after December 31, 1996.   Aon anticipates adopting
     this Statement in its 1997 financial statements as required.
     Implementation of this Statement is not expected to have a material effect on Aon's financial statements.


3.   Capital Stock
     -------------

     During first half 1996, Aon purchased 944,000 shares of its common stock, at a total cost of $48 million. Aon reissued 503,000 shares of common stock from treasury for employee benefit plans during the first half 1996. There were 3.6 million shares of common stock held in treasury at June 30, 1996.

     In first half 1996, Aon purchased and retired 553,000 shares of its 8% Cumulative Perpetual Preferred stock at a total cost of $14.2 million.

4.   Discontinued Operations
     -----------------------

     On April 1, 1996, Aon completed the sales of Union Fidelity Life Insurance Company (UFLIC) and The Life Insurance Company of Virginia (LOV) and received after tax sales proceeds of approximately $1.2 billion. The gain on disposal of discontinued operations was $21 million after taxes incurred on the sale of approximately $175 million.


5.   Special Charges
     ---------------

     Between April 2, 1996 and June 30, 1996, a voluntary early retirement program was in effect for all eligible employees of Aon's US domestic operating subsidiaries. In addition, programs similar in nature were introduced in parts of Europe. Approximately 450 people took advantage of these programs. In second quarter 1996, Aon recorded pretax special charges of $30.2 million related to the cost of these programs.

                                AON CORPORATION

                  MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                            AND FINANCIAL CONDITION
                     REVENUE AND INCOME BEFORE INCOME TAX
                    FOR SECOND QUARTER AND FIRST HALF 1996


GENERAL
- -------

In fourth quarter 1995, Aon and its wholly owned subsidiary Combined Insurance Company of America (CICA) reached definitive agreements to sell two of its domestic insurance subsidiaries, UFLIC and LOV. The sales of UFLIC and LOV were completed in April, 1996, and resulted in a $21 million after tax gain on disposal. The results of UFLIC and LOV are classified in the consolidated statements of operations as discontinued operations. For purposes of the following discussions, comparisons against prior years' results are based on continuing operations.

The after tax proceeds from the sales of UFLIC and LOV were $1.2 billion. The majority of the proceeds was used for both debt reductions and investment in highly liquid securities, yielding for this quarter, approximately 3% - 3.5% after tax. The potential long-term uses of the proceeds are the additional pay down of borrowings and the buy back of capital stock, and other general corporate purposes, including acquisitions. In the short-term, some of these uses are yielding returns that are lower than could have been generated from the operations of the subsidiaries sold.


CONSOLIDATED RESULTS
- --------------------

Brokerage commissions and fees increased $45.3 million or 11.3% in second quarter 1996, primarily reflecting internal growth, while the first half 1996 improvement of $88.7 million or 10.8% reflected internal growth, as well as business combination activity.

Premiums earned increased $16.6 million or 4.6% and $58.9 million or 8.4% in second quarter and first half 1996, respectively, compared with the same periods last year. Extended warranty premiums earned increased $19.7 million or 25.9% in the quarter primarily reflecting a continuing higher volume of new business in the appliance and electronic equipment line. Direct Sales earned premium grew 1% from second quarter 1995 of which the strongest growth was in the international segment.

Net investment income increased $15.1 million or 19.5% and $18.9 million or 11.9% in second quarter and first half 1996, respectively, when compared to prior year. Growth in second quarter 1996 was primarily attributable to investment income associated with the proceeds from the sales of UFLIC and LOV. The majority of the proceeds were invested in highly liquid securities yielding, for this quarter, approximately 3% - 3.5% after tax. For the first half 1996, investment income growth primarily reflected investment income on the sales proceeds.

Total revenue increased $80.5 million or 9.4% and $169.4 million or 9.9% in the second quarter and first half 1996, respectively. Total benefits and expenses increased $87.2 million or 11.7% and $167.2 million or 11.4% in the same periods. The increases in the second quarter and first half expenses reflect the inclusion of pretax special charges of $30.2 million related to the completion of a voluntary early retirement program introduced domestically this quarter as well as similar programs internationally. Total benefits and expenses, excluding the 1996 special charges, increased 7.7% and 9.4% for the second quarter and first half 1996, respectively. Income before income tax decreased $6.7 million or 6.2% in second quarter and increased $2.2 million or 0.9% in first half 1996, respectively. The decrease in second quarter pretax earnings reflects $30.2 million of special charges. Excluding these special charges, pretax earnings increased 21.8% when compared to second quarter 1995, primarily due to the inclusion of investment income associated with the proceeds from the sale of discontinued operations.



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

In second quarter 1996, Aon reported a gain on disposal of discontinued operations, net of tax, of $21 million related to the sales of UFLIC and LOV.
In addition, investment income associated with the sales proceeds was included in the corporate and other segment in the quarter. Aon also reported second quarter pretax special charges of $30.2 million related to early retirement programs. The special charges were allocated to each of the major lines of business. For the purposes of the following line of business discussions, comparisons against last year's results exclude the gain on sale of discontinued operations and the special charges.

INSURANCE BROKERAGE AND CONSULTING SERVICES
- -------------------------------------------

Beginning in first quarter 1996, Aon combined the retail brokerage and reinsurance and wholesale subsegments of Insurance Brokerage and Consulting Services into one subsegment called "Insurance and other services". Also included in this subsegment is revenue from financing services operations which includes service fees received from the placement of insurance premiums and retail auto financing receivables to unaffiliated parties. This operation was previously in the corporate and other segment. All prior period data has been reclassified to conform to the 1996 presentation. Insurance and other services revenue increased $37 million or 10.4% for the second quarter 1996 when compared with the same period last year. Insurance and other services continued to reflect highly competitive property and casualty pricing in the domestic market and increased revenues due primarily to internal growth and, to a lesser extent, acquisition activity.

"Consulting" provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $6.5 million or 10% for the second quarter when compared to prior year, primarily due to the expanding integrated human resources consulting practice.

Overall, revenue for the insurance brokerage and consulting services segment increased $43.5 million or 10.4% in the second quarter and $86.6 million or 10.1% for first half 1996. Limiting this revenue increase, the brokerage segment continues to be impacted by a soft property and casualty market. Income before income tax increased $6.6 million or 13% and $15.3 million or 12% when compared to second quarter and first half 1995, respectively, primarily reflecting internal growth and, to a lesser extent, acquisition activity.


Domestic/International Results
- ------------------------------

Second quarter domestic insurance brokerage and consulting services revenue and income before income tax represent 70% and 77%, respectively, of the total segment. International brokerage revenue of $137.2 million increased 12.5% for
the second quarter.   International brokerage income before income tax increased
15.7% for the quarter. In the international insurance and other services subsegment, revenues continue the trend of being highest in the first quarter of the year, while expenses are incurred on a more even basis throughout the year.


INSURANCE UNDERWRITING
- ----------------------

The insurance underwriting line of business provides direct sales life and accident and health products, credit insurance and extended warranty products to individuals. On June 30, 1996, Aon completed the sale of North American auto credit underwriting and distribution. The sale also included distribution of extended warranties throughout North America. The extended warranty products will continue to be underwritten by Aon's subsidiary, Virginia Surety Company. Total North American auto credit insurance underwriting revenues included in Aon's consolidated statement of income for the second quarter and first half ended June 30, 1996 were approximately $30 million and $60 million, respectively.

Revenue increased 6.7% or $28 million and 9.8% or $78.3 million for the second quarter and first half 1996, respectively, when compared to prior year primarily due to the continued expansion both domestically and internationally in the extended warranty appliance and electronic line. In addition, life business in Europe and the Pacific is being run off as planned.

Pretax income from insurance underwriting increased $2.9 million or 4.5% and $6.2 million or 5.2% in second quarter and first half 1996, respectively, compared with last year. In general, expense margins in the second quarter 1996 remained stable while benefit levels increased slightly. Overall, benefit and expense margins in second quarter 1996 did not suggest any significant shift in operating trends.

Domestic/International Results
- ------------------------------

Second quarter domestic insurance underwriting revenue and income before income tax represent 73% and 68%, respectively, of the total segment. International insurance underwriting revenue of $120.2 million increased 6.6%, principally due to improved premiums earned in the extended warranty lines. International pretax income improved 18.2% primarily due to expansion in the appliance and electronic extended warranty line.

CORPORATE AND OTHER
- -------------------

Revenue in this category consists primarily of investment income on capital and realized investment gains and losses. Allocation of investment income to the insurance underwriting segment is based on the invested assets which underlie policyholder liabilities. Excess invested assets and related investment income, which do not underlie underwriting liabilities, are reported in this segment. Expenses include interest and other financing expenses, corporate administrative costs, and goodwill amortization associated with acquisitions.

Revenue increased 52.6% and 10.6% for the second quarter and first half 1996, respectively, due largely to the level of investment income associated with the proceeds from the sales of UFLIC and LOV in the second quarter. Revenue growth was limited by alternative uses of corporate capital and returns received from private placement equity securities whose income flows fluctuate somewhat by nature. There were no realized investment gains or losses in either second
quarter or first half 1996.   In second quarter and first half 1995, however,
there were realized losses of $0.6 million and realized gains of $0.5 million, respectively. Income before income tax, excluding realized investment gains and losses, increased $13.4 million over the same quarter last year.

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

With the completion of the sales of UFLIC and LOV on April 1, 1996, there are
no operating results from these discontinued operations going forward.   The
effective operating income tax rate on discontinued operations was 35% in 1996 and 1995. In addition, in second quarter 1996, a $21 million gain on disposal of discontinued operations, net of taxes incurred on the sale of approximately $175 million, was recorded.

                                Aon CORPORATION
                            MAJOR LINES OF BUSINESS
                            -----------------------
(millions)

                                           Second Quarter Ended         Six Months
                                          ---------------------    --------------------
                                          June 30     Percent       June 30   Percent
                                            1996     Change (1)       1996   Change (1)
                                          -------    ----------     -------  ----------

Revenue
- -------
Insurance brokerage and consulting
  services..............................   $462.3       10.4%      $  947.3    10.1%

Insurance underwriting..................    444.0        6.7          880.1     9.8

Corporate and other.....................     26.1       52.6           47.1    10.6
                                          -------    ----------   ---------  ----------
     Total revenue......................   $932.4        9.4%      $1,874.5     9.9%
                                          =======    ==========   =========  ==========


Income Before Income Tax
- ------------------------

Insurance brokerage and consulting
  services..............................   $ 57.2       13.0%      $  142.4    12.0%
  Special charges.......................    (22.4)         -          (22.4)      -
                                          -------    ----------   ---------  ----------
  Including special charges.............     34.8      (31.2)         120.0    (5.6)

Insurance underwriting..................     66.7        4.5          125.2     5.2
  Special charges.......................     (6.4)         -           (6.4)      -
                                          -------    ----------   ---------  ----------
  Including special charges.............     60.3       (5.5)         118.8    (0.2)

Corporate and other.....................      7.6        N/A            9.5     N/A
  Special charges.......................     (1.4)         -           (1.4)      -
                                          -------    ----------   ---------  ----------
  Including special charges.............      6.2        N/A            8.1     N/A
                                          -------    ----------   ---------  ----------
     Total income before income tax.....   $101.3       (6.2)%     $  246.9     0.9%
                                          =======    ==========   =========  ==========

(1) Prior Period amounts have been reclassified to conform to the 1996 presentation.

                                Aon CORPORATION
                         REVENUE BY MAJOR PRODUCT LINE
                         -----------------------------

(millions)

                                                Second Quarter Ended           Six Months Ended
                                                ---------------------       -----------------------
                                                June 30,    Percent         June 30,      Percent
                                                 1996      Change (1)        1996        Change (1)
                                                --------   ----------       --------     ----------
INSURANCE BROKERAGE AND CONSULTING SERVICES
Insurance and other services................     $391.1       10.4%           $804.8         9.4%
Consulting .................................       71.2       10.0             142.5        14.0
                                                --------   ----------       --------     ----------
     TOTAL REVENUE..........................     $462.3       10.4%           $947.3        10.1%
                                                ========   ==========       ========     ==========

INSURANCE UNDERWRITING
Direct sales - life, accident and health....     $257.2        1.5%           $510.8         1.8%
Warranty and other .........................      186.8       14.8             369.3        23.1
                                                --------   ----------       --------     ----------
     TOTAL REVENUE..........................     $444.0        6.7%           $880.1         9.8%
                                                ========   ==========       ========     ==========

CORPORATE AND OTHER
Investment income on capital and other......     $ 26.1       47.5%           $ 47.1        11.9%
Realized investment gains/losses............          -        N/A                 -         N/A
                                                --------   ----------       --------     ----------
     TOTAL REVENUE..........................     $ 26.1       52.6%           $ 47.1        10.6%
                                                ========   ==========       ========     ==========

(1) Prior period amounts have been reclassified to conform to the 1996 presentation.

               NET INCOME FOR SECOND QUARTER AND FIRST HALF 1996

Second quarter net income was $86.3 million ($0.74 per share) compared to $98.7 million ($0.85 per share) in 1995. Net income for the first half was $205.2 million ($1.78 per share) compared to $209.9 million ($1.81 per share) in 1995. The decrease in second quarter net income compared to 1995 reflects after tax special charges of $19.5 million or $0.18 per share and no comparable operating results from discontinued operations due to the completion of the sales of UFLIC
and LOV ($0.25 per share in 1995).   The principal factors that partially offset
this second quarter 1996 decrease are the inclusion of the after tax gain on disposal of discontinued operations of $21 million or $0.19 per share and investment income associated with the sales proceeds. Second quarter and first half operating income from continuing operations before special charges was $84.8 million ($0.73 per share) and $181.3 million ($1.57 per share) in 1996, respectively, compared to $72.1 million ($0.60 per share) and $161.9 million ($1.36 per share) in 1995, respectively. Included in first half 1995 net income is after-tax realized investment gains of $0.01 per share. The effective tax rate on operating income from continuing operations, which excludes after-tax realized investment gains and losses, was 34.5% and 33.7% for first half 1996 and 1995, respectively. The effective tax rate for realized gains and losses was 36% for 1995. Average shares outstanding for second quarter increased 1.3% when compared to 1995.



                       CASH FLOW AND FINANCIAL POSITION
                         AT THE END OF FIRST HALF 1996

GENERAL
- -------

Consistent with financial statement presentation, the following cash flow and financial position discussion reflects the completion of the sales of UFLIC and LOV in April, 1996. As a result of the sales, the condensed consolidated statement of financial position at June 30, 1996 has been significantly impacted when compared to year end 1995. Amounts contained in the condensed consolidated statement of cash flows for the first half ended June 30, 1996 compared to the same period in 1995 also reflect the impact of the sales of UFLIC and LOV.

Cash flows from operating activities (including discontinued operations) in first half 1996 were $297.4 million, a decrease of $75.5 million from first half 1995. This decrease primarily reflects the timing of settlement of brokerage segment receivables and payables.

Investing activities provided cash of $163.4 million which was made available from the completed sales of UFLIC and LOV, and offset in part, by net purchases of investments. Cash used for acquisition activity during the first half 1996 was $37.7 million.

Cash totaling $472.6 million was used during first half 1996 for financing activities. Net cash used from capital accumulation product deposits and withdrawals was $78.9 million in first half 1996. Cash was used to pay dividends of $76 million on common stock, $5.7 million on 8% cumulative perpetual preferred stock, $3.3 million on 6.25% cumulative convertible exchangeable preferred stock and $1.3 million on Series C preferred stock.

Included in notes payable at June 30, 1996 is approximately $4 million which represents the principal amount of notes due within one year. Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow in the long-term.

The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for servicing acquisition-related debt. Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.6 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (94.9%) and has a market value which is 102.6% of amortized cost.

Mortgage-backed securities, primarily collateralized mortgage obligations (CMO's), included in the fixed maturities portfolio, totaled $50.1 million, down approximately $1.9 billion from year end 1995 with the difference attributed to discontinued operations.

As of April 1, 1996, the assets and liabilities of discontinued operations, after reinvestment of net sales proceeds, (not included in the consolidated statement of financial position at June 30, 1996) are as follows:


(millions)
- --------------------------------------------------------------------------------
Investments (net of proceeds)                                       $ 5,102

Deferred policy acquisition costs                                       653

Intangible assets                                                       149

Assets held under special contracts                                   2,047

Receivables and other assets                                            329
- --------------------------------------------------------------------------------
Total assets                                                        $ 8,280
================================================================================
Policy liabilities                                                  $ 6,065

Liabilities held under special contracts                              2,047

General and other liabilities                                           189
- --------------------------------------------------------------------------------
Total liabilities                                                   $ 8,301
- --------------------------------------------------------------------------------
Net gain on sale of discontinued operations                         $    21
================================================================================

Total assets decreased $7.7 billion to $12 billion, while invested assets at June 30, 1996 decreased $5.6 billion from year-end levels, primarily due to the sales of UFLIC and LOV. The amortized cost and fair value of less than investment grade fixed maturity investments, at June 30, 1996, were $119.4 million and $120.5 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at June 30, 1996 was $5 million, or 0.9% of total invested assets.

Mortgage loans totaled $33.9 million or 0.7% of total invested assets. Aon maintains investment reserves related to mortgage loan losses on real estate holdings, which include real estate ventures and limited partnerships, totaling $5.5 million at the end of second quarter 1996, down $25.3 million from the year end 1995 level of $30.8 million. Substantially all of the decrease in reserves relates to discontinued operations.

Aon uses derivative financial instruments (primarily financial futures, swaps and options) to: (a) manage its overall asset/liability duration match; (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) hedge other business risks. As of June 30, 1996, Aon had open contracts which had unrealized losses of approximately $0.1 million.

Short-term borrowings decreased at the end of second quarter 1996 by $263 million when compared to year end 1995 primarily due to the use of sales proceeds to pay down debt.

Stockholders' equity increased $20.5 million in second quarter 1996 to $23.15 per share, an increase of $0.38 per share since year-end 1995. The principal factors influencing this increase were net income which includes the after tax gain on the sale of discontinued operations of $21 million. Partially offsetting this increase were net unrealized investment losses of $48.3 million, net foreign exchange losses of $16.7 million, dividends to stockholders of $75.5 million, and $32.7 million for the repurchase of common stock for treasury.

Review by Independent Auditors
- ------------------------------

The condensed consolidated financial statements at June 30, 1996, and for the second quarter and first half then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 1996, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



                                     /s/ Ernst & Young LLP
                                     ---------------------
                                     ERNST & YOUNG LLP



Chicago, Illinois
August 1, 1996

                                    PART II
                                    -------

                               OTHER INFORMATION
                               -----------------




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits - The exhibits filed with this report are listed on the attached Exhibit Index.

   (b) Reports on Form 8-K - No Current Reports on Form 8-K were filed for the quarter ended June 30, 1996.

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

                                         Aon Corporation
                                         ---------------
                                         (Registrant)

August 14, 1996                          /s/ Harvey N. Medvin
                                         -----------------------------------
                                         HARVEY N. MEDVIN
                                         EXECUTIVE VICE PRESIDENT,
                                         CHIEF FINANCIAL OFFICER AND
                                         TREASURER
                                         (Principal Financial and Accounting
                                          Officer)

                                Aon CORPORATION
                                ---------------

                                 EXHIBIT INDEX
                                 -------------


Exhibit Number
In Regulation S-K,                                                                                  Page
Item 601 Exhibit Table                                                                              No.
- ----------------------                                                                              ----

(10)(a)    Second Amendment to Aon Employee Stock Ownership Plan                                    19

(10)(b)    Fifth Amendment to Aon Pension Plan                                                      22

(10)(c)    Third Amendment to Aon Savings Plan                                                      24

(10)(d)    Third Amendment to Aon Pension Plan                                                      27

(11)       Statement regarding Computation of Per Share Earnings.                                   31

(12)       Statements regarding Computation of Ratios.

           (a)  Statement regarding Computation of Ratio of Earnings to Fixed Charges.              32

           (b)  Statement regarding Computation of Ratio of Earnings to Combined Fixed
                Charges and Preferred Stock Dividends.                                              33

(15)       Letter re: Unaudited Interim Financial Information.                                      34

(27)       Financial Data Schedule
