Form 10-Q
period 1996-09-30
AON CORP
filed 1996-11-14
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---           OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---         OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number 1-7933

                                 Aon Corporation
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                     36-3051915
          ----------                                   ------------
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                      Identification No.)



  123 N. WACKER DR., CHICAGO, ILLINOIS                     60606
 --------------------------------------                   -------
(Address of Principal Executive Offices)                 (Zip Code)


         (312) 701-3000
        ----------------
  (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

Number of shares of common stock outstanding:

                                                      No. Outstanding
        Class                                          as of 9-30-96
       -------                                        ---------------

$1.00 par value Common                                  108,270,863

                                              Part 1
                                      Financial Information
                                         Aon CORPORATION
                        Condensed Consolidated Statements of Financial Position
                        --------------------------------------------------------


                         (millions)                                  As of               As of
ASSETS                                                           Sept. 30, 1996      Dec. 31, 1995
                                                              ------------------ ------------------
                                                                  (Unaudited)
Investments
  Fixed maturities available for sale                         $         2,707.4  $         7,687.1
  Equity securities at fair value
    Common stocks                                                         303.0              300.0
    Preferred stocks                                                      518.3              706.3
  Mortgage loans on real estate                                            33.5              632.0
  Real estate (net of accumulated depreciation)                            19.4               36.5
  Policy loans                                                             58.3              226.3
  Other long-term investments                                             108.4              112.6
  Short-term investments                                                1,174.2              938.3
                                                              ------------------ ------------------
      Total investments                                                 4,922.5           10,639.1

Cash                                                                      226.4              115.3

Receivables
  Insurance brokerage and consulting
   services                                                             3,055.2            2,264.1
  Premiums and other                                                      790.3              580.2
  Accrued investment income                                                74.7              152.4
                                                              ------------------ ------------------
      Total receivables                                                 3,920.2            2,996.7


Deferred Policy Acquisition Costs                                         621.7            1,261.5
Intangible Assets                                                       1,393.4            1,597.7
Property and Equipment at Cost (net of                                    277.5              307.8
  accumulated depreciation)
Assets Held Under Special Contracts                                       305.9            2,307.2
Other Assets                                                              559.4              510.5
                                                              ------------------ ------------------
      Total Assets                                            $        12,227.0  $        19,735.8
                                                              ================== ==================



LIABILITIES AND EQUITY

Policy Liabilities
  Future policy benefits                                      $           886.4  $         1,475.1
  Policy and contract claims                                              867.1              970.9
  Unearned and advance premiums                                         1,674.7            1,646.2
  Other policyholder funds                                                367.0            5,464.2
                                                              ------------------ ------------------
      Total policy liabilities                                          3,795.2            9,556.4

General Liabilities
  Insurance premiums payable                                            3,394.1            2,722.8
  Commissions and general expenses                                        502.8              562.4
  Accrued income taxes                                                    118.1              332.6
  Short-term borrowings                                                    59.6              352.7
  Notes payable                                                           476.8              497.5
  Debt guarantee of ESOP                                                   46.1               56.8
  Liabilities held under special contracts                                305.9            2,307.2
  Other liabilities                                                       760.3              623.7
                                                              ------------------ ------------------
      Total Liabilities                                                 9,458.9           17,012.1

COMMITMENTS AND CONTINGENT LIABILITIES

Redeemable Preferred Stock                                                 50.0               50.0

Stockholders' Equity
  Preferred stock - $1 par value                                            7.6                8.1
  Common stock - $1 par value                                             111.5              111.4
  Paid-in additional capital                                              454.1              431.8
  Net unrealized investment gains                                          96.3              123.1
  Net foreign exchange gains/(losses)                                     (11.5)               1.8
  Retained earnings                                                     2,312.7            2,212.1
  Less - Treasury stock at cost                                          (119.3)             (97.3)
         Deferred compensation                                           (133.3)            (117.3)
                                                              ------------------ ------------------
      Total Stockholders' Equity                                        2,718.1            2,673.7


                                                              ------------------ ------------------
      Total Liabilities and Equity                            $        12,227.0  $        19,735.8
                                                              ================== ==================

See the accompanying notes to the condensed consolidated financial statements.

                                                    Aon CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     -------------------------------------------
                                                      (Unaudited)

(millions except per share data)

                                                                  Third Quarter Ended            Nine Months Ended
                                                            ----------------------------   ----------------------------
                                                                Sept. 30,      Sept. 30,       Sept. 30,      Sept. 30,
                                                                  1996           1995            1996           1995
                                                            -------------  -------------   -------------  -------------
REVENUE
   Brokerage commissions and fees ......................... $      454.5   $      400.9    $    1,368.0   $    1,225.7
   Premiums earned ........................................        382.1          358.1         1,141.4        1,058.5
   Net investment income ..................................         92.4           86.6           269.7          245.0
   Realized investment gains ..............................          3.1            8.8             3.1            9.3
   Other income ...........................................         12.2           11.3            36.6           32.3

                                                            -------------  -------------   -------------  -------------
       Total revenue ......................................        944.3          865.7         2,818.8        2,570.8
                                                            -------------  -------------   -------------  -------------

BENEFITS AND EXPENSES
   Commissions and general expenses .......................        537.2          491.6         1,621.4        1,454.7
   Benefits to policyholders ..............................        203.3          174.8           582.1          513.8
   Interest expense .......................................          9.1            9.7            28.4           27.6
   Amortization of deferred policy
     acquisition costs ....................................         48.3           53.5           156.4          153.5
   Amortization of intangible assets ......................         18.4           19.9            55.6           60.3
                                                            -------------  -------------   -------------  -------------
       Total benefits and expenses ........................        816.3          749.5         2,443.9        2,209.9
                                                            -------------  -------------   -------------  -------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX ....................................        128.0          116.2           374.9          360.9
      Provision for income tax ............................         44.2           39.2           129.3          121.7
                                                            -------------  -------------   -------------  -------------

INCOME FROM CONTINUING OPERATIONS ......................... $       83.8   $       77.0    $      245.6   $      239.2
DISCONTINUED OPERATIONS: (1)
      Income from discontinued operations, net of tax .....            -           23.0            22.4           70.7
      Gain on disposal of discontinued operations,
        net of tax ........................................            -              -            21.0              -
                                                            -------------  -------------   -------------  -------------
NET INCOME ................................................ $       83.8   $      100.0    $      289.0   $      309.9
                                                            =============  =============   =============  =============

Net Income Available for Common Stockholders .............. $       78.8   $       94.2    $      273.8   $      290.5
                                                            =============  =============   =============  =============

PER SHARE:
Income from continuing operations (2) ..................... $       0.72   $       0.66    $       2.11   $       2.03
Income from discontinued operations (1) ...................            -           0.21            0.20           0.65
Gain on disposal of discontinued operations (1) ...........            -              -            0.19              -
                                                            -------------  -------------   -------------  -------------
Net income (2) ............................................ $       0.72   $       0.87    $       2.50   $       2.68
                                                            =============  =============   =============  =============

Cash dividends paid on common stock ....................... $       0.36   $       0.34    $       1.06   $       1.00
                                                            =============  =============   =============  =============

Average common and common equivalent shares
      outstanding .........................................        109.4          108.1           109.7          108.5
                                                            -------------  -------------   -------------  -------------

(1)  In April, 1996, Aon completed the sales of two of its insurance subsidiaries, Union Fidelity Life Insurance Company and The Life Insurance Company of Virginia. Their results are classified as discontinued operations.
(2)  Includes the effect of $5 million and $15.2 million, and $5.8 million and $19.4 million of dividends incurred on the 8%, 6.25% and Series C preferred stock in third quarter and nine months ended September 30, 1996 and 1995, respectively.

 See the accompanying notes to the condensed consolidated financial statements.


                                           Aon CORPORATION

                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             -----------------------------------------------
                                              (Unaudited)


(millions)
                                                                                  Nine Months Ended
                                                                           ------------------------------
                                                                              Sept. 30,        Sept. 30,
                                                                                 1996             1995
                                                                           -------------    -------------

Cash Provided by Operating Activities .................................... $      375.6     $      439.4
                                                                           -------------    -------------

Cash Flows from Investing Activities:
   Purchase of short term investments-net ................................       (307.8)          (155.6)
   Sale or maturity of fixed maturities
     Available for sale - Maturities .....................................        105.4             86.1
                          Calls and Prepayments ..........................        145.2            158.8
                          Sales ..........................................        569.4          2,195.3
     Held to maturity -   Maturities .....................................            -              0.8
                          Calls and prepayments ..........................            -            123.1
                          Sales ..........................................            -              3.0
     Sale or maturities of other investments .............................        471.5            705.5
   Purchase of fixed maturities - available for sale .....................     (1,276.6)        (2,761.6)
   Purchase of other investments .........................................       (630.2)          (720.4)
   Disposition (acquisition) of subsidiaries - net .......................      1,253.2            (74.5)
   Property and equipment and other ......................................        (56.9)           (81.9)
                                                                           -------------    -------------
                          Cash Provided (Used) by Investing Activities....        273.2           (521.4)
                                                                           -------------    -------------

Cash Flows from Financing Activities:
   Treasury stock transactions - net .....................................        (35.9)           (49.4)
   Issuance (repayment) of short-term borrowings - net ...................       (293.1)            78.3
   Issuance of long-term debt ............................................            -             18.0
   Repayment of long-term debt ...........................................         (4.1)           (19.1)
   Interest sensitive life, annuity and investment contract deposits .....        371.0          1,008.2
   Interest sensitive life, annuity and investment contract withdrawals ..       (432.1)        (1,138.4)
   Retirement of preferred stock .........................................        (14.2)           (75.4)
   Cash dividends to stockholders ........................................       (129.5)          (128.2)
                                                                           -------------    -------------
                          Cash Used by Financing Activities ..............       (537.9)          (306.0)
                                                                           -------------    -------------

Effect of Exchange Rate Changes on Cash ..................................          0.2              3.4
Increase (Decrease) in Cash ..............................................        111.1           (384.6)
Cash at Beginning of Period ..............................................        115.3            508.8
                                                                           -------------    -------------
Cash at End of Period .................................................... $      226.4     $      124.2
                                                                           =============    =============


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


2.       Statement of Financial Accounting Standards (SFAS)
         --------------------------------------------------

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


3.       Capital Stock
         -------------

         During nine months 1996, Aon purchased 1,151,000 shares of its common stock, at a total cost of $56.7 million. Aon reissued 575,000 shares of common stock from treasury for employee benefit plans during the nine months 1996. In addition, Aon reissued 491,000 shares of treasury stock in connection with business combinations. There were 3.2 million shares of common stock held in treasury at September 30, 1996.

         During nine months 1996, Aon purchased and retired 553,000 shares of its 8% Cumulative Perpetual Preferred Stock at a total cost of $14.2 million.

         On September 20, 1996, Aon exercised its option to call for redemption on November 1, 1996, all of the then outstanding 6.25% Cumulative Convertible Exchangeable Preferred Stock ("6.25% preferred stock"). Shareholders had the option of either having shares redeemed for $51.8750 per share, plus accrued dividends, or converting shares into
         1.220 shares of common stock at any time prior to the close of business on October 31, 1996. Substantially all of the 6.25% preferred stock shareholders elected to convert their shares into common stock.

4.       Discontinued Operations
         -----------------------

         On April 1, 1996, Aon completed the sales of Union Fidelity Life Insurance Company (UFLIC) and The Life Insurance Company of Virginia
         (LOV) and received after-tax sales proceeds of approximately $1.2 billion. The gain on disposal of discontinued operations was $21 million after taxes of approximately $175 million.


5.       Subsequent Event
         ----------------

         On October 18, 1996, Aon acquired all of the outstanding shares of Bain Hogg Group plc ("Bain Hogg"), a wholly-owned subsidiary of Inchcape plc for approximately $250 million. The acquisition was financed primarily by internal funds. Bain Hogg is an international insurance brokerage and consulting organization with twelve months 1995 revenues of approximately $350 million.

                                 Aon CORPORATION

                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION
                      REVENUE AND INCOME BEFORE INCOME TAX
                     FOR THIRD QUARTER AND NINE MONTHS 1996


GENERAL
-------

In fourth quarter 1995, Aon and its wholly owned subsidiary Combined Insurance Company of America (CICA) reached definitive agreements to sell two of its domestic insurance subsidiaries, UFLIC and LOV. The sales of UFLIC and LOV were completed in April, 1996, and resulted in a $21 million after-tax gain on disposal. The results of UFLIC and LOV are classified in the consolidated statements of income as discontinued operations. For purposes of the following discussions, comparisons against prior years' results are based on continuing operations.

The after-tax proceeds from the sales of UFLIC and LOV were $1.2 billion. The majority of the proceeds were initially used for both short-term debt reductions and investments. The potential long-term uses of the proceeds are the further repayment of debt, the repurchase of capital stock, and other general corporate purposes, including acquisitions.


CONSOLIDATED RESULTS
--------------------

Brokerage commissions and fees increased $53.6 million or 13.4% and $142.3 million or 11.6% in third quarter and nine months 1996, respectively, primarily reflecting business combination activity.

Premiums earned increased $24 million or 6.7% and $82.9 million or 7.8% in third quarter and nine months 1996, respectively, compared with the same periods last year. Extended warranty premiums earned increased $23 million or 31.7% in the quarter, primarily reflecting a continuing higher volume of new business in the appliance and electronic equipment line. Direct sales earned premium grew 1.1% from third quarter 1995 of which the strongest growth was in the international segment.

Net investment income increased $5.8 million or 6.7% in third quarter 1996 when compared to prior year. Growth in the quarter was primarily attributable to investment income associated with the proceeds from the sales of UFLIC and LOV, and was impacted by lower income from certain private equity investments. For the nine months 1996, investment income increased $24.7 million or 10.1% primarily reflecting investment income on the sales proceeds.

Total revenue increased $78.6 million or 9.1% and $248 million or 9.6% in the third quarter and nine months 1996, respectively. Total benefits and expenses increased $66.8 million or 8.9% and $234 million or 10.6% in the same periods. The increase in the nine months expenses reflects the inclusion of special charges of $30.2 million related to the completion of a voluntary early retirement program introduced domestically in the second quarter as well as similar programs internationally. Total benefits and expenses, excluding the 1996 special charges, increased 9.2% for the nine months 1996. Income before income tax increased $11.8 million or 10.2% and $14 million or 3.9% in third quarter and nine months 1996, respectively. Excluding these special charges, income before income tax increased 12.2% when compared to nine months 1995, primarily due to the inclusion of investment income associated with the proceeds from the sale of discontinued operations and to growth in the insurance brokerage and consulting services segment related primarily to business combination activity.


MAJOR LINES OF BUSINESS
-----------------------

GENERAL
-------

Beginning with the 1995 Annual Report, Aon reclassified its operating segments to reflect the focus of its continuing operations. Insurance underwriting operations were presented as one segment based on the related nature, distribution channels and markets of the continuing products. Insurance underwriting primarily includes life, accident and health insurance and extended warranty products. In this report, 1995 segments have been reclassified to conform to the 1996 presentation.

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


INSURANCE BROKERAGE AND CONSULTING SERVICES
-------------------------------------------

Beginning in first quarter 1996, Aon combined the retail brokerage and reinsurance and wholesale subsegments of insurance brokerage and consulting services into one subsegment called "Insurance and other services". Also included in this subsegment is revenue from financing services operations which includes service fees received from the placement of insurance premiums and retail auto financing receivables with unaffiliated parties. This operation was previously reported in the corporate segment. All prior period data has been reclassified to conform to the 1996 presentation. Insurance and other services revenue increased $48.1 million or 13.4% for the third quarter 1996 when compared with the same period last year. This growth was primarily attributable to various acquisition programs, both internationally as well as domestically. Insurance and other services revenue continued to reflect highly competitive property and casualty pricing in the domestic market.

"Consulting" provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $3.1 million or 5% for the third quarter when compared to prior year, primarily due to the expanding integrated human resources consulting practice. Partially limiting this growth was an unanticipated decline in revenues in the automotive consulting operations.

Overall, revenue for the insurance brokerage and consulting services segment increased $51.2 million or 12.2% in the third quarter and $137.8 million or 10.8% for nine months 1996. The brokerage segment continues to be impacted by a soft property and casualty market. Income before income tax increased $9.9 million or 21.6% and $25.2 million or 14.6% when compared to third quarter and nine months 1996, respectively, primarily reflecting acquisition activity. Excluding the impact of acquisitions, revenue and income before income tax results demonstrated modest growth while operating in a competitive environment.

Domestic/International Results
------------------------------

Third quarter domestic insurance brokerage and consulting services revenue and income before income tax represent 70% and 96%, respectively, of the total segment. International brokerage revenue of $141.2 million increased 21.6% for
the third quarter, primarily reflecting acquisition activity.   International
brokerage income before income tax declined for the quarter primarily reflecting the brokerage revenue pattern in the insurance and other services subsegment with revenues being highest in the first quarter of the year, while expenses are incurred on a more even basis throughout the year.



INSURANCE UNDERWRITING
----------------------

The insurance underwriting line of business provides direct sales life and accident and health products, and extended warranty products to individuals. On June 30, 1996, Aon completed the sale of North American auto credit underwriting and distribution operations, including the distribution of extended warranties throughout North America. However, the extended warranty products will continue to be underwritten by Aon's subsidiary, Virginia Surety Company. The North American auto credit underwriting business written prior to the sale will continue to run off as planned. Total North American auto credit insurance underwriting revenues included in Aon's consolidated statements of income for the third quarter and nine months ended September 30, 1996 were approximately $30 million and $95 million, respectively.

Revenue increased 7.3% or $30 million and 8.9% or $108.3 million for the third quarter and nine months 1996, respectively, when compared to prior year primarily due to the continued expansion, both domestically and internationally, of the extended warranty appliance and electronic line. Certain specialty programs and auto credit business continue to be profitably run off. CICA's revenues for the quarter were up 1.5% to $255.6 million. CICA's direct sales business continues to produce modest revenue growth, stable earnings and strong cash flow.

Pretax income from insurance underwriting increased $5.2 million or 8% and $11.4 million or 6.2% in third quarter and nine months 1996, respectively, compared with last year. In general, expense margins in the third quarter 1996 decreased while benefit levels increased slightly, particularly in the extended warranty line. Overall, benefit and expense margins in third quarter 1996 did not suggest any significant shift in operating trends.

Domestic/International Results
------------------------------

Third quarter domestic insurance underwriting revenue and income before income tax represent 72% and 69%, respectively, of the total segment. International insurance underwriting revenue of $125.9 million increased 10.5%, principally due to improved premiums earned in the extended warranty lines. International pretax income improved 10.8% primarily due to expansion in the appliance and electronic extended warranty line.

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income on capital and realized investment gains and losses. Allocation of investment income to the insurance underwriting segment is based on the invested assets which underlie policyholder liabilities. Excess invested assets and related investment income, which do not underlie underwriting liabilities, are reported in this segment. Expenses include interest and other financing expenses, goodwill amortization (primarily associated with insurance brokerage and consulting acquisitions), and corporate administrative costs.

Revenue decreased 8% for the third quarter compared to last year, primarily due to a lower level of realized investment gains. Pretax realized investment gains for the third quarter were $3.1 million and $8.8 million in 1996 and 1995, respectively. Excluding realized investment gains, revenue increased 13.1% when compared to prior year. Third quarter revenue in this segment benefited from investment income associated with the proceeds from the sales of UFLIC and LOV and was offset, in part, by lower income from certain private equity investments. Unlike public securities, income flows on these private investments are based on events that are not scheduled. Nine months 1996 revenue increased 2.5%, largely due to investment income generated by the sales proceeds. Excluding realized investment gains, revenue increased 12.3%. Income before income tax decreased $3.3 million to $1.9 million in third quarter 1996, primarily due to the decrease in realized investment gains and offset in part by an increase in investment income. Income before income tax, excluding realized investment gains, increased $2.4 million over the same quarter last year. Nine months 1996 income before income tax increased 200% over 1995, largely due to investment income from the sales proceeds and to an improved level of general expenses.

DISCONTINUED OPERATIONS
-----------------------

Discontinued operations are composed principally of capital accumulation products and direct response products. Substantially all of the revenue and income before income tax generated from discontinued operations is domestic. These amounts have been segregated as "Income From Discontinued Operations" in the consolidated statements of income.

With the completion of the sales of UFLIC and LOV on April 1, 1996, there are no operating results from these discontinued operations going forward. The effective operating income tax rate on discontinued operations was 35% in 1996 and 1995. In addition, in second quarter 1996, a $21 million gain on disposal of discontinued operations, net of taxes of approximately $175 million, was recorded.

                                                     Aon CORPORATION
                                                 MAJOR LINES OF BUSINESS
                                                 -----------------------


(millions)

                                                          Third Quarter Ended              Nine Months Ended
                                                    -----------------------------    -----------------------------
                                                       Sept. 30,       Percent          Sept. 30,       Percent
                                                          1996        Change (1)           1996        Change (1)
                                                    -------------- --------------    -------------- --------------

Revenue
-------

Insurance brokerage and consulting services .....   $       471.4          12.2 %    $     1,418.7          10.8 %

Insurance underwriting ..........................           443.0           7.3            1,323.1           8.9

Corporate and other .............................            29.9          (8.0)              77.0           2.5

                                                    -------------- --------------    -------------- --------------
       Total revenue ............................   $       944.3           9.1 %    $     2,818.8           9.6 %
                                                    ============== ==============    ============== ==============





Income Before Income Tax
------------------------

Insurance brokerage and consulting services .....   $        55.7          21.6 %    $       198.1          14.6 %
      Special charges ...........................               -             -              (22.4)            -
                                                    -------------- --------------    -------------- --------------
      Including special charges .................            55.7          21.6              175.7           1.6

Insurance underwriting ..........................            70.4           8.0              195.6           6.2
      Special charges ...........................               -             -               (6.4)            -
                                                    -------------- --------------    -------------- --------------
      Including special charges .................            70.4           8.0              189.2           2.7

Corporate and other .............................             1.9         (63.5)              11.4         200.0
      Special charges ...........................               -             -               (1.4)            -
                                                    -------------- --------------    -------------- --------------
      Including special charges .................             1.9         (63.5)              10.0         163.2

                                                    -------------- --------------    -------------- --------------
       Total income before income tax ...........   $       128.0          10.2 %    $       374.9           3.9 %
                                                    ============== ==============    ============== ==============

(1) Prior period amounts have been reclassified to conform to the 1996 presentation.

                                                     Aon CORPORATION
                                              REVENUE BY MAJOR PRODUCT LINE
                                              -----------------------------

(millions)
                                                          Third Quarter Ended              Nine Months Ended
                                                    -----------------------------    -----------------------------
                                                       Sept. 30,       Percent          Sept. 30,       Percent
                                                          1996        Change (1)           1996        Change (1)
                                                    -------------- --------------    -------------- --------------

Insurance brokerage and consulting services
Insurance and other services ....................   $       406.5          13.4 %   $     1,211.3          10.7 %
Consulting ......................................            64.9           5.0             207.4          11.0
                                                    -------------- --------------    -------------- --------------
        Total revenue ...........................   $       471.4          12.2 %   $     1,418.7          10.8 %
                                                    ============== ==============    ============== ==============


Insurance underwriting
Direct sales - life, accident and health ........   $       255.6           1.5 %   $       766.4           1.7 %
Warranty and other ..............................           187.4          16.2             556.7          20.7
                                                    -------------- --------------    -------------- --------------
        Total revenue ...........................   $       443.0           7.3 %   $     1,323.1           8.9 %
                                                    ============== ==============    ============== ==============


Corporate and other
Investment income on capital and other ..........   $        26.8          13.1 %   $        73.9          12.3 %
Realized investment gains .......................             3.1         (64.8)              3.1         (66.7)
                                                    -------------- --------------    -------------- --------------
       Total revenue ............................   $        29.9          (8.0)%   $        77.0           2.5 %
                                                    ============== ==============    ============== ==============

(1) Prior period amounts have been reclassified to conform to the 1996 presentation.

                NET INCOME FOR THIRD QUARTER AND NINE MONTHS 1996

Third quarter net income was $83.8 million ($0.72 per share) compared to $100 million ($0.87 per share) in 1995. Net income for the nine months was $289 million ($2.50 per share) compared to $309.9 million ($2.68 per share) in 1995. The decrease in third quarter 1996 net income is not comparable to 1995 due to the completion of the sales of UFLIC and LOV early in the second quarter 1996. In third quarter 1995, UFLIC and LOV contributed $0.21 per share to net income. The principal factor that partially offset this third quarter 1996 decrease is the inclusion of investment income associated with the sales proceeds. Third quarter and nine months operating income from continuing operations, which excludes after-tax realized investment gains and losses, and before special charges, was $81.8 million ($0.70 per share) and $263.1 million ($2.27 per share) in 1996, respectively, compared to $71.4 million ($0.61 per share) and $233.2 million ($1.97 per share) in 1995, respectively. Included in third quarter 1996 and 1995 net income are after-tax realized investment gains of $0.02 and $0.05 per share, respectively. The effective tax rate on operating income from continuing operations, was 34.5% and 33.7% for nine months 1996 and 1995, respectively. The effective tax rate for realized gains and losses was 36% for 1996 and 1995. Average shares outstanding for third quarter increased 1.2% when compared to 1995.

                        CASH FLOW AND FINANCIAL POSITION
                         AT THE END OF NINE MONTHS 1996

GENERAL
-------

Consistent with financial statement presentation, the following cash flow and financial position discussion reflects the completion of the sales of UFLIC and LOV in April, 1996. As a result of the sales, the condensed consolidated statement of financial position at September 30, 1996 has been significantly impacted when compared to year end 1995. Amounts contained in the condensed consolidated statement of cash flows for the nine months ended September 30, 1996 compared to the same period in 1995 also reflect the impact of the sales of UFLIC and LOV.

Cash flows from operating activities (including discontinued operations) in nine months 1996 were $375.6 million, a decrease of $63.8 million from nine months 1995. This decrease reflects federal income tax payments relating to the sales of UFLIC and LOV.

Investing activities provided cash of $273.2 million which was made available from the completed sales of UFLIC and LOV, and offset in part, by net purchases of investments. Cash used for acquisition activity during the nine months 1996 was $70.5 million.

Cash totaling $537.9 million was used during nine months 1996 for financing activities. Net cash used from capital accumulation product deposits and withdrawals was $61.1 million in nine months 1996, primarily related to discontinued operations. Cash was used to pay dividends of $114.3 million on common stock, $8.3 million on 8% cumulative perpetual preferred stock, $5 million on 6.25% cumulative convertible exchangeable preferred stock and $1.9 million on Series C preferred stock.

Included in notes payable at September 30, 1996 is approximately $3 million which represents the principal amount of notes due within one year. Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow in the long-term.

The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for servicing acquisition-related debt. Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.7 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95.2%) and has a market value which is 103.3% of amortized cost.

Mortgage-backed securities, primarily collateralized mortgage obligations (CMO's), included in the fixed maturities portfolio, totaled $45.2 million, down approximately $2 billion from year end 1995 with the difference attributed to discontinued operations.

Total assets decreased $7.5 billion to $12.2 billion, while invested assets at September 30, 1996 decreased $5.7 billion from year-end levels, primarily due to the sales of UFLIC and LOV. The amortized cost and fair value of less than investment grade fixed maturity investments at September 30, 1996 were $116.9 million and $120.7 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at September 30, 1996 was $41 million, or 0.8% of total invested assets.

Mortgage loans totaled $33.5 million or 0.7% of total invested assets. Aon maintains investment reserves related to mortgage loan losses on real estate holdings (including real estate ventures and limited partnerships) totaling $5.8 million at the end of third quarter 1996, down $25 million from the year end 1995 level of $30.8 million. Substantially all of the decrease in reserves relates to discontinued operations.

Aon uses derivative financial instruments (primarily financial futures, swaps and options) to: (a) manage certain asset/liability duration matches; (b) hedge asset price risk associated with financial instruments which are reported at their fair values; and (c) hedge other business risks. As of September 30, 1996, Aon had open contracts which had unrealized losses of approximately $0.2 million.

Short-term borrowings decreased at the end of third quarter 1996 by $293.1 million when compared to year end 1995 primarily due to the use of sales proceeds to pay down debt.

Stockholders' equity increased $44.4 million in third quarter 1996 to $23.29 per share, an increase of $0.52 per share since year-end 1995. The principal factors influencing this increase were net income which includes the after tax gain on disposal of discontinued operations of $21 million. Partially offsetting this increase was a decrease in net unrealized investment gains of $26.8 million, a change in net foreign exchange gains and losses of $13.3 million, the repurchase of common stock for treasury for a cost of $40 million, and dividends to stockholders of $168.3 million. Included in the reduction for dividends is an accrual for the fourth quarter 1996 common stock dividend.

Review by Independent Auditors
------------------------------

The condensed consolidated financial statements at September 30, 1996, and for the third quarter and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Chicago, Illinois
November 5, 1996

                                     PART II
                                     -------
                                OTHER INFORMATION
                                -----------------



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits - The exhibits filed with this report are listed on the
               --------
               attached Exhibit Index.

      (b)      Reports on Form 8-K - No Current  Reports on Form 8-K were filed
               -------------------
               for the  quarter  ended  September 30, 1996.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Aon Corporation
                                   ---------------
                                   (Registrant)

November 14, 1996                  /s/ Harvey N. Medvin
                                   -----------------------------
                                   HARVEY N. MEDVIN
                                   EXECUTIVE VICE PRESIDENT,
                                   CHIEF FINANCIAL OFFICER AND
                                   TREASURER
                                   (Principal Financial and Accounting Officer)

                                 Aon CORPORATION
                                 ---------------

                                  EXHIBIT INDEX
                                  -------------




Exhibit Number
In Regulation S-K,
                                                                           Page
Item 601 Exhibit Table                                                      No.
----------------------                                                     ----

(11)  Statement regarding Computation of Per Share Earnings.                18

(12)  Statements regarding Computation of Ratios.

          (a)  Statement regarding Computation of Ratio of
               Earnings to Fixed Charges.                                   19

          (b)  Statement regarding Computation of Ratio of
               Earnings to Combined Fixed Charges and Preferred
               Stock Dividends.                                             20

(15) Letter re: Unaudited Interim Financial Information.                    21

(27) Financial Data Schedule