Form 10-K
period 1996-12-31
AON CORP
filed 1997-03-26
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


(Mark One)
   _
  |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -             SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1996

                                       OR
   _
  | |       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission File Number: 1-7933

                                 Aon CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                _______________


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

                                _______________

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
          Title of Each Class                           on Which Registered
          -------------------                           -------------------
     Common Stock, $1 par value                         New York Stock Exchange*
8% Cumulative Perpetual Preferred Stock                 New York Stock Exchange
         6.875% Notes Due 1999                          New York Stock Exchange
          7.40% Notes Due 2002                          New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE
*The Common  Stock of the  Registrant  is also listed for trading on the Chicago
          Stock Exchange and The International Stock Exchange London.

                                _______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1997 was $5,717,654,603.

Number of shares of $1.00 par value Common Stock outstanding as of February 26, 1997: 110,945,346.

         Documents From Which Information Is Incorporated By Reference:
        Annual Report to Stockholders of the Registrant for the Year 1996
           (Parts I, II and IV) Notice of Annual Meeting of Holders of
                 Common Stock and Series C Cumulative Preferred
                      Stock and Proxy Statement for Annual
                      Meeting of Stockholders on April 18,
                        1997 of the Registrant (Part III)

                                     PART I


ITEM 1.  BUSINESS.

     The Registrant is a holding company comprised of two distinct segments: insurance brokerage and consulting services and insurance underwriting. Incorporated in 1979, it is the parent corporation of long-established and more recently formed companies.

     Aon Group, Inc., its subsidiaries and certain other indirect subsidiaries of the Registrant ("Aon Group"): Aon Risk Services Companies, Inc.;Aon Holdings bv; Aon Consulting Worldwide, Inc.; Aon Specialty Group, Inc.; Aon Re Worldwide, Inc.; and Nicholson Jenner Leslie Group Limited provide reinsurance intermediary services, benefits consulting and commercial insurance brokerage services. Aon Group revenues grew significantly in fiscal 1997 and 1996, respectively, when the Registrant acquired Alexander & Alexander Services Inc. in early 1997 and Bain Hogg Group plc in October 1996.

     Combined Insurance Company of America ("Combined Insurance") and Ryan Insurance Group, Inc. engage in the marketing of life and accident and health insurance products. Ryan Insurance Group, Inc.; Virginia Surety Company, Inc.; and London General Insurance Company Limited offer extended warranty and specialty insurance products.

     In second quarter 1996, the Registrant and Combined Insurance sold two of Combined Insurance's insurance subsidiaries, Union Fidelity Life Insurance Company ("UFLIC") and The Life Insurance Company of Virginia ("LOV").

     In second quarter 1996, Ryan Insurance Group, Inc. sold its North American auto credit underwriting and distribution businesses, including the distribution of auto extended warranty products.

     The Registrant hereby incorporates by reference pages 6 through 15 of the Annual Report to Stockholders of the Registrant for the Year 1996 ("Annual Report").


Competition and Industry Position


(1) INSURANCE BROKERAGE AND CONSULTING SERVICES

     Aon Group, Inc. ("Aon Group"); Aon Risk Services Companies, Inc. ("Aon Risk Services Companies"); Alexander & Alexander Services Inc. ("A&A"); Aon Holdings bv ("Aon Holdings"); Aon Specialty Group, Inc. ("Aon Specialty Group"); Aon Consulting Worldwide, Inc. ("Aon Consulting"); Aon Re Worldwide,Inc. ("Aon Re"); Nicholson Jenner Leslie Group Limited ("Nicholson Jenner Leslie"); and Bain Hogg Group plc ("Bain Hogg").

     Aon Group,is the holding company for the Registrant's commercial brokerage and consulting operation. Aon Group is the fastest growing global insurance brokerage and consulting services firm in the world. The Aon Group companies have more than 400 owned offices around the world in approximately 60 countries. In 1996, Aon Group employed approximately 20,000 professionals and support personnel to serve the diverse needs of clients.

     Aon Risk Services Companies' (formerly Rollins Hudig Hall Co.), A&A's and Bain Hogg's subsidiaries operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms as well as individual brokers and agents and direct writers of insurance coverage. Aon Risk

Services  Companies'   subsidiaries  offer  comprehensive  services  to  clients
including insurance placement, specialized brokerage services, program development and administration, premium financing services, risk management and loss-control consulting. It has also developed certain specialist niche areas such as marine, aviation, directors and officers liability, financial institutions, construction, energy, media and entertainment.

     Aon  Holdings   (formerly  Rollins  Hudig  Hall  Holdings  bv)  traces  its commercial broking roots to 1688 and is one of the premier brokers in Continental Europe with approximately 3,500 employees and subsidiaries in more than 30 countries.

     Subsidiaries of Aon Risk Services Companies, Aon Holdings, A&A and Bain Hogg operate through owned offices in North America and Europe, as well as in South America, Africa, Australia and Asia. In 1996, Aon Holdings subsidiaries opened offices in Australia, Germany, France, Portugal, The Netherlands, South Africa, Singapore, New Zealand, Norway and Finland. The acquisitions of A&A and Bain Hogg will significantly augment the Registrant's presence in Latin America, Asia, Africa and Australia.

     Aon Specialty Group addresses the highly specialized product development, consulting and administrative needs of professional groups, service businesses, governments, health-care providers and commercial organizations. It also provides underwriting management skills, claims and risk management expertise, and third-party administration services to insurance companies. Aon Specialty Group operating subsidiaries market and broker both the primary and reinsurance risks of these programs. For individuals and busineses, ASG provides affinity products for professional liability, life and personal lines.

     Subsidiaries of Aon Consulting (formerly Godwins International, Inc.) and the European benefits operations of Aon Holdings serve the employee benefit needs of clients around the world. Aon Consulting is one of the world's largest integrated human resources consulting organizations. Focusing on the increasing demand for outsourcing solutions, Aon Consulting targets emerging businesses, IPO's, recent mergers or acquisitions and corporations that are reengineering staff functions.

     In the United States, the benefits environment continues to change as companies look for ways to manage their benefits costs while increasing the choices offered to their employees. Aon Consulting, with its expertise in all areas of benefits and compensation, and its access to the Registrant's other subsidiaries, is well-positioned to serve this market. Aon Consulting subsidiaries offer services to clients including organizational analysis and HR strategic planning, recruitment and selection, benefits design and management training and development. Benefits issues in foreign countries are becoming more complicated, and Aon Holdings and Aon Consulting anticipate increased demand for their services in these markets.

     Aon's reinsurance brokerage activities are organized under Aon Re. With the acquisitions of A&A and Bain Hogg, Aon Re is a global leader in the reinsurance and specialist brokerage industry. Aon Re serves the alternative market with reinsurance placement, alternative risk services, captive management services and catastrophe information forecasting.

     Nicholson Jenner Leslie is a London-based Lloyd's broker that places wholesale and reinsurance business in the London and international markets and serves the needs of a wide range of clients around the world. A majority of Nicholson Jenner Leslie's revenue is derived from sources unaffiliated with Aon.

(2) INSURANCE UNDERWRITING


     Combined Insurance Company of America ("Combined Insurance"); Combined Life Insurance Company of New York ("CLICNY");Virginia Surety Company, Inc. ("VSC"); London General Insurance Company Limited ("London General") and Aon Warranty Group,Inc.("Aon Warranty").

     In April 1996, the Registrant and Combined Insurance Combined Insurance completed the sales of Combined Insurance's direct response life and health subsidiary, Union Fidelity Life Insurance Company ("UFLIC"), and Combined
Insurance's capital accumulation insurance subsidiary, The Life Insurance Company of Virginia ("LOV").

     The Registrant's insurance underwriting subsidiaries are part of a highly competitive industry that serves individual consumers in North America, Europe, Latin America and the Pacific by providing accident and health coverage, traditional life insurance and, extended warranties through global distribution networks that are directly owned by the Registrant's subsidiaries.

     The accident and health distribution network encompasses primarily the agents of Combined Insurance. With more than five million policyholders, Combined Insurance has more individual accident and health policies in force than any other United States company. Combined Insurance, the Registrant's principal accident and health insurer, has a direct sales force of several thousand career agents calling on individuals to sell a broad spectrum of accident and health products. It is one of the few companies with agents that call on customers every six months to renew coverage and to sell additional coverage. Combined Insurance offers a wide range of accident-only and sickness-only insurance products, including short-term disability, cancer aid, Medicare supplement and disability income coverage. Combined Insurance's products are primarily fixed indemnity obligations, thereby not subject to escalating medical costs. Combined Insurance offers a simplified accident and sickness long-term disability policy. In addition, to its traditional business, Combined Insurance is expanding its product distribution through payroll deduction, worksite marketing programs.

     Combined Insurance and its wholly-owned subsidiary CLICNY (which operates exclusively in the State of New York) market whole life products through direct sales career agents in the United States. Combined Insurance ranked among the top 100 life insurance companies in the United States in terms of total life premiums in 1995. Life insurance business is conducted by the Registrant's life insurance subsidiaries in the United States, Canada, Ireland, Germany, and New Zealand.

     The Registrant's extended warranty and specialty insurance business, conducted by subsidiaries VSC in North America and London General in Europe, is composed primarily of extended warranty insurance products, professional liability insurance coverages, workers' compensation and specialty financial institution coverages. VSC and London General continue to be one of the world's largest underwriters of consumer extended warranties. The automobile warranty products are sold in the United States, Canada, the United Kingdom, Ireland, France, The Netherlands, Belgium, Spain and Japan. Aon Warranty Group handles the administration of certain extended warranty products on automobiles, electronic goods, personal computers and appliances. It serves manufacturers, distributors and retailers of major worldwide consumer product and financial institutions, associations and affinity groups in North America and Europe.

     In second quarter 1996, Aon completed the sale of its North American auto credit underwriting and distribution operations, including the distribution of auto extended warranties throughout North America. The extended warranty products will continue to be underwritten by VSC.

(3) DISCONTINUED OPERATIONS

     The Life Insurance Company of Virginia ("LOV") and Union Fidelity Life Insurance Company ("UFLIC").

     In April 1996, the Registrant and Combined Insurance completed the sales of Combined Insurance's subsidiaries, LOV and UFLIC. The business written by LOV primarily included capital accumulation products and some other life products. UFLIC operated in the United States in the highly competitive direct response life and health marketing segment of the industry.

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

     The state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). This Association seeks to promote uniformity of, and to enhance the state regulation of, insurance. Both the NAIC and the individual states continue to focus on the solvency of insurance companies. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. The increase in any solvency-related oversight by the states is not expected to have any significant impact on the insurance business of the Registrant.

     Several years ago, the NAIC developed a formula for analyzing insurers called risk-based capital ("RBC"). RBC is intended to establish "minimum" capital threshold levels that vary with the size and mix of a company's business. It is designed to identify companies with the capital levels that may require regulatory attention. RBC does not have any significant impact on the insurance business of the Registrant.

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

     The state insurance holding company laws require prior notice to and approval of the domestic state insurance department of intracorporate transfers of assets within the holding company structure, including the payment of dividends by insurance company subsidiaries. In addition, the premium finance loans by Cananwill, Inc., an indirect wholly-owned subsidiary of the Registrant, are subject to one or more of truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer protection legislation. Failure to comply with such laws or regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

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

In 1996 the federal Health Care Insurance Portability and Accountability Act of 1996 was enacted. The Act requires the states to take action to implement the requirements of the Act or to become subject to federal oversight. The Registrant does not believe tht the state action required by the Act will materially affect the business of the Registrant's subsidiaries. In addition, federal laws mandating specific prectices by medical insurers have recently been enacted from which, because of the nature of the business of the Registrant's subsidiaries, the Registrant's subsidiaries are exempt. Numerous states have had legislation introduced to reform the health care system and such legislation has passed in several states. While it is impossible to forecast the precise nature of future state health care changes, the Registrant does not expect a major impact on its operations because of the supplemental nature of most of the policies issued by its insurance subsidiaries and because the coverages are primarily purchased to provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits. If health care reform does not provide for a significant role for insurance companies currently writing primary medical coverage, the Registrant expects that some of those companies would increase their participation in other segments of the insurance underwriting business, perhaps heightening the competition with Combined Insurance. Combined Insurance and its subsidiaries currently operate successfully in several foreign countries which have national health plans in effect.


Clientele

     No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant.


Employees

     The Registrant's subsidiaries had approximately 28,000 employees at the end of 1996 of whom approximately three-fourths are salaried and hourly employees and the remaining one-fourth are sales representatives who are generally compensated wholly or primarily by commission.

ITEM 2.  PROPERTIES.

     The Registrant's subsidiaries own and occupy office buildings in eight states and certain foreign countries, and lease office space elsewhere in the United States and in various foreign cities. Loss of the use of any owned or leased property, while potentially disruptive, would have no material impact on the Registrant.


ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant hereby incorporates by reference note 12 of the Notes to Consolidated Financial Statements on page 40 of the Annual Report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


Executive Officers of the Registrant

     Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. The executive officers of the Registrant were elected to their current positions on April 19, 1996 to serve until the meeting of the Board following the annual meeting of stockholders on April 18, 1997. Ages shown are as of December 31, 1996.

     For information concerning certain executive officers of the Registrant, see item 10 below. As of March 26, 1997, the following individuals are also executive officers of the Registrant as defined in Rule 16a-1(f):

                             Has Continuously
                               Served as an
                                 Officer
                             of Registrant or
 Name, Age, and                  One or
 Current Office                More of its
  or Principal                Subsidiaries      Business Experience
   Position                       Since         Past 5 years
--------------            --------------------  ----------------
Harvey N. Medvin, 60              1972          Mr. Medvin became Vice President
Executive Vice President,                       and Chief Financial Officer of
Chief Financial Officer                         the Registrant in 1982 and was
and Treasurer                                   elected to his current position
                                                in 1987.  He also serves as a
                                                Director or Officer of certain
                                                of the Registrant's
                                                subsidiaries.


Daniel T. Cox, 50                 1986          Mr. Cox was elected to his
Executive Vice President                        current position in 1991 and,
                                                prior to their sale, had served
                                                as Chairman and Chief Executive
                                                Officer  of LOV since 1988 and
                                                of Union Fidelity since 1989.
                                                Mr.  Cox had  headed  the
                                                Registrant's benefits consulting
                                                operation  since  1987.  He also
                                                serves as Director or Officer of
                                                certain of the Registrant's
                                                subsidiaries.

Michael A. Conway, 49             1990          Mr. Conway was Vice President of
Senior Vice President and                       Combined Insurance from 1980 to
Senior Investment Officer                       1984.  Following other
                                                employment,  Mr. Conway rejoined
                                                the Registrant in 1990 as Senior
                                                Vice President of Combined
                                                Insurance and was elected to his
                                                current position in 1991.  He
                                                also serves as Director or
                                                Officer of certain of the
                                                Registrant's subsidiaries.

Michael D. O'Halleran, 46         1987          Mr. O'Halleran was appointed
President and Chief Operating                   President and Chief Operating
Officer of Aon Group, Inc.                      Officer of Aon Group, Inc.in
                                                1995.  Prior thereto, since
                                                joining the Registrant in
                                                1987, he held a variety of
                                                senior positions in the
                                                Registrant's insurance and
                                                reinsurance brokerage business.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York, Chicago and London stock exchanges. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data on page 43 of the Annual Report.

     The Registrant had approximately 12,900 holders of record of its Common Shares as of February 26, 1997.

     The Registrant hereby incorporates by reference note 8 of the Notes to Consolidated Financial Statements on pages 34 and 35 of the Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA.

     The Registrant hereby incorporates by reference the "Selected Financial Data" table on page 42 of the Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Registrant hereby incorporates by reference "Management's Analysis of Operating Results and Financial Condition" on pages 17 through 23 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Registrant hereby incorporates by reference the following statements, notes and data from the Annual Report.
                                                                      Page(s)
                                                                      -------
     Consolidated Financial Statements ...........................      24-28
     Notes to Consolidated Financial Statements...................      29-40
     Report of Ernst & Young LLP, Independent Auditors............         41
     Quarterly Financial Data   ..................................         43

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The Registrant hereby incorporates by reference the information on pages 3 and 7 of the Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement For Annual Meeting of the Stockholders on April 18, 1997, of the Registrant ("Proxy Statement") concerning the following Directors of the Registrant, each of whom also serves as an executive officer of the Registrant as defined in Rule 16a-1(f): Patrick G. Ryan and Raymond I. Skilling. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION.

     The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 1996 Fiscal Year" and "Pension Plan Table" on pages 12 through 15 of the Proxy Statement.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2). The Registrant has incorporated by reference from the Annual Report (see Item 8) the following consolidated financial statements of the Registrant and subsidiaries:

                                                                        Annual
                                                                        Report
                                                                        Page(s)
                                                                        -------

Consolidated Statements of Financial Position--
  As of December 31, 1996 and 1995                                      24-25

Consolidated Statements of Income --
  Years Ended December 31, 1996, 1995 and 1994                          26

Consolidated Statements of Stockholders' Equity --
 Years Ended December 31, 1996, 1995 and 1994                           27

Consolidated Statements of Cash Flows -- Years
  Ended December 31, 1996, 1995 and 1994                                28

Notes to Consolidated Financial Statements                              29-40

Report of Ernst & Young LLP, Independent Auditors                       41

Financial statement schedules of the Registrant and consolidated subsidiaries not included in the Annual Report but filed herewith:
     Consolidated Financial Statement Schedules --

________________________________________________________________________________

                                                                        Schedule
                                                                        --------
     Summary of Investments -- Other than Investments
       in Related Parties                                                   I
     Parent Company Condensed Financial Statements                         II
     Supplementary Insurance Information                                  III
     Reinsurance                                                           IV
     Valuation and Qualifying Accounts                                      V
     Schedule VI is omitted as it is immaterial

(a)(3).   Exhibits

     (a) Second Restated Certificate of Incorporation of the Registrant-- incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

     (b) Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation -- incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 Form 10-Q").

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

     (h) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock --- incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

     (i) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co. Inc. -- incorporated by reference to
         Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

     (j) Registration rights agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick G. Ryan and Andrew J. McKenna) -- incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

     (k) Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates -- incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K").

     (l) Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin -- incorporated by reference to
         Exhibit 10(j) to the 1991 Form 10-K.

     (m) Statement regarding Computation of Per Share Earnings.

     (n) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

     (o) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

     (p) Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan -- incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

     (q) Annual Report to Stockholders of the Registrant for the year ended December 31, 1996 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

     (r) List of subsidiaries of the Registrant.

     (s) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of its report included in the 1996 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-57562, 33-59037 and 333-21237.

     (t) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1996 -- to be filed by amendment as provided in Rule 15d-21(b).

     (u) Executive Compensation Plans and Arrangements:

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

         (C) Second Amendment to Aon Stock Option Plan -- incorporated by reference to Exhibit 10(c) to the Second Quarter 1994 Form 10-Q.

         (D) 1994 Restatement of Aon Savings Plan-- incorporated by reference to Exhibit 10(f) of the 1994 Form 10-K.

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

         (G)   Aon Stock Award Plan, as amended --  incorporated by reference to
               Exhibit 10(a) to the First Quarter 1994 Form 10-Q.

         (H) First Amendment to the Aon Stock Award Plan -- incorporated by reference to Exhibit 10(b) to the Second Quarter 1994 Form 10-Q.

         (I) Second Amendment to Aon Stock Award Plan -- incorporated by reference to Exhibit 10(d) to the Second Quarter 1994 Form 10-Q.

         (J) 1994 Restatement of Aon Pension Plan-- incorporated by reference to Exhibit 10(h) of the 1994 Form 10-K.

         (K) Aon Corporation 1995 Senior Officer Incentive Compensation Plan incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

         (L) Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan -- incorporated by reference to
               Exhibit 10(q) of the 1995 Form 10-K.

     (v) Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. -- incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

     (w) Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995 -- incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

     (x) Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995 -- incorporated by reference to Exhibit 10(t) of the 1995 Form 10-K.

     (y) Agreement and Plan of Merger among the Registrant; Subsidiary Corporation, Inc. ("Purchaser"); and Alexander & Alexander Services Inc. ("A&A") dated as of December 11, 1996 -- incorporated by reference to Exhibit (c)(1) of the Registrant's Tender Offer Statement on
         Schedule 14D-1 filed by the Registrant with the Securities and Exchange Commission ("SEC") on December 16, 1996 (the "Schedule 14D-1")

     (z) First Amendment to Agreement and Plan of Merger, dated as of January 7, 1997, among the Registrant, Purchaser and A&A -- incorporated by reference to Exhibit (c)(3) to the Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.


(b)  Reports on Form 8-K.

     The Registrant filed no Current Reports on Form 8-K during the last quarter of the Registrant's year ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                 Aon Corporation



                                 By  /s/PATRICK G. RYAN
                                    ---------------------------------------
                                    Patrick G. Ryan, Chairman, President
                                    and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Signature                 Title                     Date

    /s/PATRICK G. RYAN          Chairman, President, Chief     March 26, 1997
----------------------------  Executive Officer and Director
    Patrick G. Ryan          (Principal Executive Officer)



     /s/DANIEL T. CARROLL             Director                 March 26, 1997
----------------------------
     Daniel T. Carroll



     /s/FRANKLIN A. COLE              Director                 March 26, 1997
----------------------------
     Franklin A. Cole



     /s/EDGAR D. JANNOTTA             Director                 March 26, 1997
----------------------------
     Edgar D. Jannotta



     /s/PERRY J. LEWIS                Director                 March 26, 1997
----------------------------
     Perry J. Lewis



     /s/JOAN D. MANLEY                Director                 March 26, 1997
----------------------------
     Joan D. Manley

     /s/ANDREW J. MCKENNA             Director                 March 26, 1997
----------------------------
     Andrew J. McKenna




                                      Director
----------------------------
     Newton N. Minow



     /s/PEER PEDERSEN                 Director                 March 26, 1997
----------------------------
     Peer Pedersen



     /s/DONALD S. PERKINS             Director                 March 26, 1997
----------------------------
     Donald S. Perkins



     /s/JOHN W. ROGERS, JR.           Director                 March 26, 1997
----------------------------
     John W. Rogers, Jr.



     /s/GEORGE A. SCHAEFER            Director                 March 26, 1997
----------------------------
     George A. Schaefer



     /s/RAYMOND I. SKILLING           Director                 March 26, 1997
----------------------------
     Raymond I. Skilling



     /s/FRED L. TURNER                Director                 March 26, 1997
----------------------------
     Fred L. Turner



     /s/ARNOLD R. WEBER               Director                 March 26, 1997
----------------------------
     Arnold R. Weber



     /s/HARVEY N. MEDVIN        Executive Vice President,      March 26, 1997
----------------------------     Chief Financial Officer
     Harvey N. Medvin                 and Treasurer
                                (Principal Financial and
                                   Accounting Officer)

                                                                                          SCHEDULE  I

                        Aon Corporation and Subsidiaries

                   CONSOLIDATED SUMMARY OF INVESTMENTS - OTHER
                       THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 1996
                                                                                           Amount shown
                                                                                           in Statement
(millions)                                                      Amortized        Fair      of Financial
                                                                   Cost         Value        Position
                                                               -----------   -----------   -----------

Fixed Maturities - available for sale:
     US government and agencies ...........................    $     45.4    $     47.1    $     47.1
     States and political subdivisions ....................         491.1         514.2         514.2
     Debt securities of foreign governments
          not classified as loans .........................         948.2         989.9         989.9
     Corporate securities .................................         976.0       1,021.6       1,021.6
     Public utilities .....................................          79.7          81.0          81.0
     Mortgage-backed securities ...........................          63.6          65.3          65.3
     Other fixed maturities ...............................         110.6         107.0         107.0
                                                               -----------   -----------   -----------
          TOTAL FIXED MATURITIES...........................       2,714.6       2,826.1       2,826.1
                                                               -----------   -----------   -----------

Equity securities - available for sale:
     Common stocks:
     Banks, trusts, and insurance companies ...............         201.7         255.7         255.7
     Industrial, miscellaneous, and all other .............          70.3         138.1         138.1
     Nonredeemable preferred stocks .......................         479.0         485.4         485.4
                                                               -----------   -----------   -----------
          TOTAL EQUITY SECURITIES .........................         751.0    $    879.2         879.2
                                                               -----------   -----------   -----------

Mortgage loans on real estate .............................          29.7*                       29.0*
Real estate - net of depreciation .........................          17.8                        17.8
Policy loans ..............................................          58.2                        58.2
Other long-term investments ...............................         141.4*                      136.2*
Short-term investments ....................................       1,266.3                     1,266.3
                                                               -----------                 -----------
               TOTAL INVESTMENTS ..........................    $  4,979.0                  $   5,212.8
                                                               ===========                 ===========

* Differences between amortized cost and amounts shown in Statements of Financial Position for investments other than fixed maturity and equity securities result from certain valuation allowances.

                                                                                        SCHEDULE II

                                 Aon Corporation
                                (Parent Company)
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                   As of December 31,
                                                                              -------------------------
(millions)                                                                          1996          1995
                                                                              -----------   -----------

ASSETS
     Investments in subsidiaries ..........................................   $  3,268.9    $  3,617.2
     Notes receivable - subsidiaries ......................................        482.6         468.2
     Cash and cash equivalents.............................................        216.9           2.1
     Other assets .........................................................         34.4           6.6
                                                                              -----------   -----------
          Total Assets ....................................................   $  4,002.8    $  4,094.1
                                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
     LIABILITIES
     Short-term borrowings ................................................   $    213.4    $    352.7
     6.3% long-term debt securities .......................................         99.8          99.7
     7.4% long-term debt securities .......................................         99.9          99.8
     6.875% long-term debt securities .....................................         99.9          99.8
     6.7% long-term debt securities .......................................        149.7         149.7
     Notes payable - subsidiaries .........................................        351.4         457.0
     Notes payable - other ................................................           --          15.7
     Debt guarantee of employee stock ownership plan ......................         46.1          56.8
     Accrued expenses and other liabilities ...............................         59.7          39.2
                                                                              -----------   -----------
          Total Liabilities ...............................................      1,119.9       1,370.4
                                                                              -----------   -----------

     Redeemable Preferred Stock ...........................................         50.0          50.0

     STOCKHOLDERS' EQUITY
     Preferred stock ......................................................          5.5           8.1
     Common stock .........................................................        114.1         111.4
     Paid-in additional capital ...........................................        475.4         431.8
     Net unrealized investment gains of subsidiaries ......................        153.1         123.1
     Net foreign exchange gains of subsidiaries ...........................          1.0           1.8
     Retained earnings ....................................................      2,356.8       2,212.1
     Less treasury stock at cost ..........................................       (121.5)        (97.3)
     Less deferred compensation ...........................................       (151.5)       (117.3)
                                                                              -----------   -----------
          Total Stockholders' Equity ......................................      2,832.9       2,673.7
                                                                              -----------   -----------
          Total Liabilities and Stockholders' Equity ......................   $  4,002.8    $  4,094.1
                                                                              ===========   ===========

See notes to condensed financial statements.

                                                                                          SCHEDULE II
                                                                                          (Continued)
                                 Aon Corporation
                                (Parent Company)
                         CONDENSED STATEMENTS OF INCOME

                                                                      Years ended December 31
                                                               ---------------------------------------
                                                                     1996          1995          1994
                                                               -----------   -----------   -----------
(millions)

REVENUE
     Dividends from subsidiaries ..........................    $  1,026.6    $    199.3    $    166.2
     Other investment income ..............................          44.1          34.3          34.8
     Realized investment losses ...........................         (11.0)         (4.1)           --
                                                               -----------   -----------   -----------
          Total Revenue ...................................       1,059.7         229.5         201.0


EXPENSES
     Operating and administrative .........................           5.7           3.0           2.3
     Interest - subsidiaries ...............................         20.6          20.0          12.2
     Interest - other ......................................         43.2          53.6          45.1
                                                               -----------   -----------   -----------
          Total Expenses (1)................................         69.5          76.6          59.6
                                                               -----------   -----------   -----------


INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME
     OF SUBSIDIARIES .......................................        990.2         152.9         141.4

Equity in undistributed income of subsidiaries .............       (655.0)        249.9         218.6
                                                               -----------   -----------   -----------

     NET INCOME ............................................        335.2         402.8         360.0
                                                               ===========   ===========   ===========

See notes to condensed financial statements.

(1) Interest expense - other allocated to discontinued operations was $5 million, $18 million and $14 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                                          SCHEDULE II
                                                                                          (Continued)

                                 Aon Corporation
                                (Parent Company)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                      Years ended December 31
                                                               ---------------------------------------
                                                                     1996          1995          1994
                                                               -----------   -----------   -----------
(millions)

Cash Flows From Operating Activities ......................    $  1,016.9    $    164.5    $    164.1

Cash Flows From Investing Activities:
     Investments in subsidiaries ..........................        (319.3)        (62.6)        (31.3)
     Notes receivables from subsidiaries ..................         (10.8)          1.5         (15.5)
                                                               -----------   -----------   -----------
          Cash Used by Investing Activities ...............        (330.1)        (61.1)        (46.8)
                                                               -----------   -----------   -----------

Cash Flows From Financing Activities:
     Treasury stock transactions - net ....................         (40.1)        (46.4)        (15.4)
     Issuance (repayment) of short-term borrowings - net ..        (139.2)        108.8          75.3
     Issuance of notes payable and long-term debt .........            --          73.6         174.5
     Repayment of notes payable and long-term debt ........        (105.6)           --        (125.0)
     Retirement of preferred stock ........................         (14.2)        (75.4)        (58.3)
     Cash dividends to stockholders .......................        (172.9)       (171.3)       (162.3)
                                                               -----------   -----------   -----------
          Cash Used by Financing Activities ...............        (472.0)       (110.7)       (111.2)
                                                               -----------   -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents ..........         214.8          (7.3)          6.1
Cash and Cash Equivalents at Beginning of Year ............           2.1           9.4           3.3
                                                               -----------   -----------   -----------
Cash and Cash Equivalents at end of Year ..................    $    216.9    $      2.1    $      9.4
                                                               ===========   ===========   ===========

See notes to condensed financial statements.

                                                                   SCHEDULE II
                                                                   (Continued)


                                 Aon Corporation
                                (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1. See notes to consolidated financial statements incorporated by reference from the Annual Report.


2. Cash and cash equivalents on the condensed statements of financial position include short-term investments.

3. Payments made as assessments by state guaranty funds to cover losses to policyholders of insurance companies under regulatory supervision for the years ended December 31, 1996, 1995 and 1994 were $1.4 million, $5 million and $6.9 million, respectively. In addition, Aon's reserve for the recognition of probable assessments for known industry insolvencies was $0 million and $7 million at December 31, 1996 and 1995, respectively.

4. Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payment of the amounts as dividends in excess of $987 million may be subject to approval by regulatory authorities.

5.   Subsequent Event
     On March 21, 1997, Aon's directors approved a three-for-two stock split, payable on May 14, 1997 in the form of a stock dividend of one common share for every two shares held, to stockholders of record as of the close of business on May 1, 1997. Because the stock split was approved subsequent to the distribution of Aon's 1996 Annual Report to Stockholders, references to common stock and earnings per share data in the Annual Report to Stockholders and in this Annual Report on Form 10-K have not been retroactively adjusted. Retroactively adjusting such information to give effect to the stock split for 1996, 1995 and 1994, respectively, would result in net income per share of $1.91, $2.32 and $2.09 and dividends per share of $0.95, $0.89 and $0.84.

                                 Aon Corporation
                                (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(6) Below is a reconciliation of the combined statutory stockholders' equity and net income of Aon's insurance subsidiaries to the consolidated stockholders' equity and net income on a basis in accordance with generally accepted accounting principles (GAAP):

(millions)
                                                      As of December 31, 1996                  As of December 31, 1995
                                                -------------------------------------    -------------------------------------
                                                  Life/A&H          P&C     Combined       Life/A&H          P&C     Combined
                                                -----------  -----------  -----------    -----------  -----------  -----------
Statutory Stockholders' Equity                  $    611.7   $    363.8   $    975.5     $    766.2   $    296.6   $  1,062.8
Insurance business related adjustments:
  Deferred policy acquisition costs                  488.8        110.0        598.8        1,177.9         83.6      1,261.5
  Cost of insurance purchased                           --           --           --           87.2           --         87.2
  Excess of cost over net assets purchased             2.6           --          2.6          143.4           --        143.4
  Policy liabilities and reinsurance assets          112.1           --        112.1          100.3           --        100.3
  Deferred income taxes                             (186.1)        24.3       (161.8)        (301.8)        32.1       (269.7)
  Investment valuation reserves                      133.7           --        133.7          176.3           --        176.3
  Non Admitted Assets                                 47.3          5.9         53.2           79.6          5.1         84.6
  Unrealized capital gains (losses) (FAS 115)         76.8         34.8        111.6           74.8         40.2        115.0
                                                -------------------------------------    -------------------------------------
Subtotal                                        $  1,287.0   $    538.8      1,825.7     $  2,303.9   $    457.6      2,761.4
                                                ========================                 ========================
Investment in other operations and other                                     1,443.2                                    855.8
                                                                          -----------                              -----------
Investments in subsidiaries                                                  3,268.9                                  3,617.2
Elimination of parent company contributions                                   (436.0)                                  (943.5)
                                                                          -----------                              -----------
Consolidated Stockholders' Equity                                         $  2,832.9                               $  2,673.7
                                                                          ===========                              ===========

                                                      As of December 31, 1996                  As of December 31, 1995
                                                -------------------------------------    -------------------------------------
                                                  Life/A&H          P&C     Combined       Life/A&H          P&C     Combined
                                                -----------  -----------  -----------    -----------  -----------  -----------
Statutory Net Income *                          $    807.4   $     70.7   $    878.1     $    196.7   $     57.5   $    254.2
Insurance business related adjustments:
  Deferred policy acquisition costs                  121.6         95.1        216.7          325.6         84.7        410.3
  Amortization of deferred policy acquisition
    costs                                           (166.9)       (68.7)      (235.6)        (240.3)       (62.4)      (302.7)
  Amortization of cost of insurance purchased         (2.0)          --         (2.0)         (10.4)          --        (10.4)
  Amortization of excess of cost over net
    assets purchased                                  (0.9)          --        (0.9)          (4.9)          --         (4.9)
  Policy liabilities and reinsurance assets           11.8           --         11.8             --           --        (31.0)
  Deferred income taxes                               (4.0)        (9.2)       (13.3)         (24.9)          --        (24.9)
  Change in valuation reserves                         4.1           --          4.1            5.6           --          5.6
  Deferred capital losses                              2.8         (3.5)        (0.7)          34.3          5.9         40.2
  Difference in realized gain on sale of
    subsidiar net of tax                            (551.2)                   (551.2)
  Realized (gain)/loss on transfer of
    subsidiary                                          --           --           --            7.0           --          7.0
                                                -------------------------------------    -------------------------------------
Subtotal                                        $    222.8   $     84.4        307.1     $    288.8   $     85.7        343.4
                                                ========================                 ========================
Investment in other operations and other                                        28.1                                     59.4
                                                                          -----------                              -----------
Consolidated Net Income - GAAP Basis                                      $    335.2                               $    402.8
                                                                          ===========                              ===========

* net of intercompany dividends

                                                      As of December 31, 1994
                                                -------------------------------------
                                                  Life/A&H          P&C     Combined
                                                -----------  -----------  -----------
Statutory Net Income *                          $    271.9   $     34.1   $    306.0
Insurance business related adjustments:
  Deferred policy acquisition costs                  337.7         76.8        414.5
  Amortization of deferred policy acquisition
    costs                                           (227.7)       (48.5)      (276.2)
  Amortization of cost of insurance purchased        (13.9)          --        (13.9)
  Amortization of excess of cost over net
    assets purchased                                  (4.8)          --         (4.8)
  Policy liabilities and reinsurance assets           19.2           --         19.2
  Deferred income taxes                              (64.7)        (6.9)       (71.6)
  Change in valuation reserves                        26.6           --         26.6
  Deferred capital losses                               --           --           --
  Difference in realized gain on sale of
    subsidiary net of tax
  Realized (gain)/loss on transfer of
  subsidiary                                         (89.4)          --        (89.4)
                                                -------------------------------------
Subtotal                                        $    254.9   $     55.5        310.4
                                                ========================
Investment in other operations and other                                        49.6
                                                                          -----------
Consolidated Net Income - GAAP Basis                                      $    360.0
                                                                          ===========

* net of intercompany dividends

                                                                                                                   SCHEDULE III

                        Aon Corporation and Subsidiaries
                       SUPPLEMENTARY INSURANCE INFORMATION



                                         Future                                          Benefit,    Amort-
                                         policy  Unearned                                 claims,   ization
                                      benefits,  premiums                                  losses  deferred
                             Deferred   losses, and other                 Net   Commis-       and    policy    Other
                               policy    claims   policy-             invest-     sions   settle-    acqui-     oper-
                          acquisition  and loss   holders   Premium      ment      fees      ment    sition     ating  Premiums
                              costs(1) expenses     funds   revenue  income(2)  & other  expenses   costs(1) expenses written(3)
                             --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
(millions)
Year ended
December 31, 1996
 Insurance brokerage
  and consulting
  services ...............   $     --  $     --  $     --  $     --  $   83.5  $1,918.8  $     --  $     --  $1,820.2  $     --
Insurance underwriting ...      598.8   1,920.3   2,439.3   1,526.7     197.0      50.1     789.5     207.9     524.1   1,581.6
 Corporate and
  other ..................         --        --        --        --     103.5       8.6        --        --     100.9        --
                             --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total ...............   $  598.8  $1,920.3  $2,439.3  $1,526.7  $  384.0  $1,977.5  $  789.5  $  207.9  $2,445.2  $1,581.6
                             ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

Year ended
December 31, 1995 (4)
 Insurance brokerage
  and consulting
  services ...............   $     --  $     --  $     --  $     --  $   75.7  $1,651.3  $     --  $     --  $1,515.1  $     --
Insurance underwriting ...    1,348.7   2,446.0   7,110.4   1,426.5     168.5      44.9     698.5     207.5     487.5   1,596.2
 Corporate and
  other ..................         --        --        --        --      85.2      13.6        --        --      99.1        --
                             --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total ...............   $1,348.7  $2,446.0  $7,110.4  $1,426.5  $  329.4  $1,709.8  $  698.5  $  207.5  $2,101.7  $1,596.2
                             ========  ========  ========  ========  ========  ========  ========  ========  ========  ========


Year ended
December 31, 1994 (4)
 Insurance brokerage
  and consulting
  services ...............   $     --  $     --  $     --  $     --  $   47.7  $1,388.7  $     --  $     --  $1,279.0  $     --
Insurance underwriting ...    1,290.6   2,378.7   6,931.7   1,322.3     142.3      44.9     626.2     189.7     458.3   1,478.2
 Corporate and
  other ..................         --        --        --        --      67.1      28.2        --        --      91.0        --
                             --------  --------  --------  --------  --------  --------  --------  --------  --------  --------
     Total ...............   $1,290.6  $2,378.7  $6,931.7  $1,322.3  $  257.1  $1,461.8  $  626.2  $  189.7   1,828.3  $1,478.2
                             ========  ========  ========  ========  ========  ========  ========  ========  ========  ========

(1)  Includes cost of insurance purchased.

(2) The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances.

(3)  Net of reinsurance ceded.

(4)  Reclassified to conform to the 1996 presentation.

                                                                                                    SCHEDULE IV
                        Aon Corporation and Subsidiaries
                                   REINSURANCE


                                                                                   Year Ended December 31, 1996
                                                               -------------------------------------------------------------------
                                                                                                                       Percentage
                                                                               Ceded to       Assumed                   of amount
                                                                    Gross         other    from other           Net    assumed to
(millions)                                                         amount     companies     companies        amount           net
                                                               -----------   -----------   -----------   -----------   -----------
Life insurance in force (1) ...............................    $ 10,996.7    $ 12,749.8    $ 10,304.1    $  8,551.0         120.5%
                                                               ===========   ===========   ===========   ===========   ===========


Premiums and policy fees
  Life Insurance ..........................................    $    206.5    $    133.0    $     87.7    $    161.2          54.4%
  A&H Insurance ...........................................       1,045.3         213.9         112.7         944.1          11.9
  Specialty Property & Casualty (2) .......................         490.3         160.8          91.9         421.4          21.8
                                                               -----------   -----------   -----------   -----------   -----------
Total premiums and policy fees ............................    $  1,742.1    $    507.7    $    292.3    $  1,526.7          19.1%
                                                               ===========   ===========   ===========   ===========   ===========

                                                                                   Year Ended December 31, 1995
                                                               -------------------------------------------------------------------
                                                                                                                       Percentage
                                                                               Ceded to       Assumed                   of amount
                                                                    Gross         other    from other           Net    assumed to
(millions)                                                         amount     companies     companies        amount           net
                                                               -----------   -----------   -----------   -----------   -----------

Life insurance in force (1) ...............................    $ 80,176.6    $ 27,936.6    $    991.4    $ 53,231.4           1.9%
                                                               ===========   ===========   ===========   ===========   ===========

Premiums and policy fees
  Life Insurance ..........................................    $    251.9    $     83.9    $      4.0    $    172.0           2.3%
  A&H Insurance ...........................................       1,032.9          98.5           5.1         939.5           0.5
  Specialty Property & Casualty (2) .......................         375.0         133.9          73.9         315.0          23.5
                                                               -----------   -----------   -----------   -----------   -----------
Total premiums and policy fees ............................    $  1,659.8    $    316.3    $     83.0    $  1,426.5           5.8%
                                                               ===========   ===========   ===========   ===========   ===========


                                                                                    Year Ended December 31, 1994
                                                               -------------------------------------------------------------------
                                                                                                                       Percentage
                                                                               Ceded to       Assumed                   of amount
                                                                    Gross         other    from other           Net    assumed to
(millions)                                                         amount     companies     companies        amount           net
                                                               -----------   -----------   -----------   -----------   -----------
Life insurance in force (1) ...............................    $ 74,047.9    $ 25,109.7    $  1,173.9    $ 50,112.1           2.3%
                                                               ===========   ===========   ===========   ===========   ===========

Premiums and policy fees
  Life Insurance ..........................................    $    245.0    $     81.7    $      5.1    $    168.4           3.0%
  A&H Insurance ...........................................         996.2          98.6           6.4         904.0           0.7
  Specialty Property & Casualty (2) .......................         309.9         139.1          79.1         249.9          31.7
                                                               -----------   -----------   -----------   -----------   -----------
Total premiums and policy fees ... ........................    $  1,551.1    $    319.4    $     90.6    $  1,322.3           6.9%
                                                               ===========   ===========   ===========   ===========   ===========

(1)  Includes credit life insurance.

(2) Includes mechanical repair insurance sold through automobile dealers, appliance warranty insurance and property liability insurance.

                                                                                                            SCHEDULE V
                                 Aon CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1996, 1995 and 1994


                            (millions)                                                Additions
                                                                                 ----------------------
                                                                                              Charged/
                                                                Balance at    Charged to    (credited)                     Balance
                                                                 beginning      cost and      to other   Deductions         at end
                             Description                           of year      expenses      accounts           (1)       of year
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1996
----------------------------
 Reserve for losses (2)
 (deducted from mortgage loans on real estate)                 $     25.6    $       --    $    (24.9)   $       --    $      0.7

 Reserve for losses
 (deducted from other long-term investments)                          5.2            --            --            --           5.2

 Allowance for doubtful accounts (4)
 (deducted from insurance brokerage and consulting
 services receivables)                                               47.4           9.5          13.4         (10.5)         59.9

 Allowance for doubtful accounts (2)
 (deducted from premiums and other)                                   3.9           2.1          (2.9)           --           3.1


Year Ended December 31, 1995
----------------------------
 Reserve for losses (3)
 (deducted from mortgage loans on real estate)                 $     29.7    $       --    $     (4.1)   $       --    $     25.6

 Reserve for losses (3)
 (deducted from other long-term investments)                          6.7            --           1.0          (2.5)          5.2

 Allowance for doubtful accounts
 (deducted from insurance brokerage and consulting
 services receivables)                                               45.2           6.0            --          (3.8)         47.4

 Allowance for doubtful accounts
 (deducted from premiums and other)                                   3.2           2.0            --          (1.3)          3.9


Year Ended December 31, 1994
----------------------------
 Reserve for losses (3)
 (deducted from mortgage loans on real estate)                 $     42.0    $       --    $    (12.3)   $       --    $     29.7

 Reserve for losses
 (deducted from long-term bonds)                                     11.7            --            --         (11.7)           --

 Reserve for losses (3)
 (deducted from other long-term investments)                          9.3            --          (2.6)           --           6.7

 Allowance for doubtful accounts (4)
 (deducted from insurance brokerage and consulting
 services receivables)                                               41.2           7.0           1.3          (4.3)         45.2

 Allowance for doubtful accounts
 (deducted from premiums and other)                                   3.1           1.4            --          (1.3)          3.2

(1)  Amounts deemed to be uncollectible.
(2) Amounts shown in additions credited to other accounts primarily represent reduction due to sale of discontinued operations.
(3) Amounts shown in additions charged/(credited) to other accounts represent realized investment (gains)/losses.
(4) Amounts shown in additions charged to other accounts represent reserves related to acquired business.

                         Cross Reference Sheet, Pursuant
                           to General Instruction G(4)




Item in Form 10-K                              Incorporated by Reference to
-----------------                              ----------------------------

Part I

  Item  1.   Business                          Annual Report to Stockholders of
                                               the Registrant for the Year 1996
                                               ("Annual Report")pages 6 through
                                               15.

  Item  3.   Legal Proceedings                 Annual Report page 40 (note 12 of
                                               Notes to Consolidated Financial
                                               Statements).

Part  II

  Item  5.   Market for the Registrant's       Annual Report pages 34 and 35
             Common Stock and Related          (note 8 of Notes to Consolidated
             Security Holder Matters           Financial Statements) and page 43
                                               ("Dividends paid per share" and
                                               "Price range").




  Item  6.   Selected Financial Data           Annual Report page 42.

  Item  7.   Management's Discussion and       Annual Report pages 17 through
             Analysis of Financial Condition   23.
             and Results of Operations


  Item  8.   Financial Statements and          Annual Report pages 24 through 41
             Supplementary Data                and 43.



Part III

  Item 10.   Directors and Executive Officers  Notice of Annual Meeting of
              of the Registrant                Holders of Common Stock and
                                               Series C Preferred Stock and
                                               Proxy Statement For Annual
                                               Meeting of Stockholders on April
                                               18,  1997 of the Registrant
                                               ("Proxy Statement") pages 3 and
                                               7.

  Item 11.   Executive Compensation            Proxy Statement pages 12 through
                                               15.

  Item 12.   Security Ownership of Certain     Proxy Statement pages 2, 8 and 9.
             Beneficial Owners and Management

  Item 13.   Certain Relationships and         Proxy Statement page 20
             Related Transactions              ("Transactions With Management").

Part IV

  Item 14.   Exhibits, Financial Statement     Annual Report pages 24 through
             Schedules, and Reports on         41.
             Form 8-K

                                  EXHIBIT INDEX

Exhibit Number                                              Page Number of
Regulation                                                  Sequentially
S-K, Item 601                                               Numbered Copy
-------------                                               -------------


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

             (e) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock -- incorporated by reference to
                  Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

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

             (c) Resolutions establishing the terms of 6.70% Notes Due 2003 incorporated by reference to Exhibit 4(c) to the 1993 Form 10-K.

             (d) Resolutions establishing the terms of 6.30% Notes Due 2004 incorporated by reference to Exhibit 4(d) to the 1993 Form 10-K.

  (10)   Material Contracts:

             (a) Aon Stock Option Plan -- incorporated by reference to Exhibit 10(a) to the 1990 Form 10-K.

                                  EXHIBIT INDEX

Exhibit Number                                              Page Number of
Regulation                                                  Sequentially
S-K, Item 601                                               Numbered Copy
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

             (f) 1994 Restatement of Aon Savings Plan -- incorporated by reference to Exhibit 10(f) to the 1994 Form 10-K.

             (g) 1994 Restatement of Aon Employee Stock Ownership Plan -- incorporated by reference to Exhibit 10(g) to the 1994 Form 10-K.

             (h) 1994 Restatement of Aon Pension Plan -- incorporated by reference to Exhibit 10(h) to the 1994 Form 10-K.

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

             (n) First Amendment to the Aon Stock Award Plan -- incorporated by reference to Exhibit 10(b) to the Second Quarter 1994 Form 10-Q.

                                  EXHIBIT INDEX

Exhibit Number                                              Page Number of
Regulation                                                  Sequentially
S-K, Item 601                                               Numbered Copy
-------------                                               -------------


             (o) Second Amendment to Aon Stock Award Plan -- incorporated by reference to Exhibit 10(d) to the Second Quarter 1994 Form 10-Q.

             (p) Aon Corporation 1995 Senior Officer Incentive Compensation Plan -- incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

             (q) Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan -- incorporated by reference to
                  Exhibit 10(q) to the 1995 Form 10-K.

             (r) Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. -- incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

             (s) Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995 -- incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

             (t) Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995 -- incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

             (u) Agreement and Plan of Merger among the Registrant, Purchaser and A&A dated as of December 11, 1996 -- incorporated by reference to Exhibit (c)(1) to the Registrant's Schedule 14D-1 filed with the SEC on December 16, 1996.

             (v) First Amendment to Agreement and Plan of Merger dated as of January 7, 1997 among the Registrant, Purchaser and A&A -- incorporated by reference to Exhibit (c)(3) to Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

             (w) Second Amendment to Aon Employee Stock Option Plan - incorporated by reference to Exhibit 10(a) to the Second Quarter 1996 Form 10-Q.

             (x) Fifth Amendment to Aon Pension Plan - incorporated by reference to Exhibit 10(b) to the Second Quarter 1996 Form 10-Q.

             (y) Third Amendment to Aon Savings Plan - incorporated by reference to Exhibit 10(c) to the Second Quarter 1996 Form 10-Q.

             (z) Third Amendment ot Aon Pension Plan - incorporated by reference to Exhibit 10(d) to Second Quarter 1996 Form 10-Q.

                                  EXHIBIT INDEX

Exhibit Number                                              Page Number of
Regulation                                                  Sequentially
S-K, Item 601                                               Numbered Copy
-------------                                               -------------


          (a)(a) Share Purchase Agreement between the Registrant and Inchape plc dated 15 October 1996(to be filed by amendment to this form 10-K).

  (11)   Statement regarding Computation of Per Share Earnings.

  (12)   Statements regarding Computation of Ratios.

             (a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

             (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

  (13) Annual Report to Stockholders of the Registrant for the year ended December 31, 1996 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

  (21)   List of subsidiaries of the Registrant.

  (23) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of their report included in the 1996 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-57562, 33-59037 and 333-21237.

  (99) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1996 -- to be filed by amendment as provided in Rule 15d-21(b).