Form 10-Q
period 1997-03-31
AON CORP
filed 1997-05-15
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        -----           OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

        -----     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                          Commission file number 1-7933

                                 Aon Corporation
             (Exact Name of Registrant as Specified in its Charter)


          DELAWARE                                     36-3051915
(State or Other Jurisdiction of                      (IRS Employer
Incorporation or Organization)                       Identification No.)


  123 N. WACKER DR., CHICAGO, ILLINOIS                          60606
(Address of Principal Executive Offices)                      (Zip Code)


          (312) 701-3000
(Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

Number of shares of common stock outstanding:

                                                       No. Outstanding
          Class                                         as of 3-31-97
          -----                                        ---------------
$1.00 par value Common                                   166,900,547
(Adjusted to reflect a three-for-two
stock split payable May 14, 1997 to
stockholders of record on May 1, 1997)

                                     PART 1
                             Financial Information
                                Aon CORPORATION
            Condensed Consolidated Statements of Financial Position
            -------------------------------------------------------

        (millions)                                                  As of           As of
Assets                                                         March 31, 1997   Dec. 31, 1996
                                                               --------------  --------------
                                                                 (UNAUDITED)
Investments
 Fixed maturities - available for sale                         $     2,733.9   $     2,826.1
 Equity securities at fair value
  Common stocks                                                        346.6           393.8
  Preferred stocks                                                     364.3           485.3
 Mortgage loans on real estate                                          24.6            29.0
 Real estate (net of accumulated depreciation)                          14.2            17.8
 Policy loans                                                           58.2            58.2
 Other long-term investments                                           137.1           136.2
 Short-term investments                                              1,381.9         1,266.3
                                                               --------------  --------------
    Total investments                                                5,060.8         5,212.8



Cash                                                                 1,269.6           410.1




Receivables

 Insurance brokerage and consulting
  services                                                           4,763.8         3,565.9
 Premiums and other                                                  1,009.4           989.3
 Accrued investment income                                              74.2            69.2
                                                               --------------  --------------
    Total receivables                                                5,847.4         4,624.4


 Deferred Policy Acquisition Costs                                     575.3           598.8
 Cost of Insurance and Renewal Rights Purchased                        533.0           537.5
 Excess of Cost over Net Assets Purchased                            2,255.1         1,060.2
 Property and Equipment at Cost (net of                                439.1           323.2
  accumulated depreciation)
 Assets Held Under Special Contracts                                    85.9            87.3
 Other Assets                                                        1,250.5           868.4
                                                               --------------  --------------
    Total Assets                                               $    17,316.7   $    13,722.7
                                                               ==============  ==============



        (millions)                                                  As of           As of
Liabilities and Equity                                         March 31, 1997   Dec. 31, 1996
                                                               --------------  --------------
                                                                 (UNAUDITED)
Policy Liabilities
 Future policy benefits                                        $     1,080.5   $     1,079.4
 Policy and contract claims                                            840.5           840.9
 Unearned and advance premiums                                       1,979.9         1,925.2
 Other policyholder funds                                              558.1           514.1
                                                               --------------  --------------
    Total Policy Liabilities                                         4,459.0         4,359.6

General Liabilities
 Insurance premiums payable                                          5,967.9         4,143.7
 Commissions and general expenses                                    1,068.4           776.8
 Short-term borrowings                                                 345.4           213.4
 Notes payable                                                         572.6           475.1
 Debt guarantee of ESOP                                                 46.1            46.1
 Liabilities held under special contracts                               85.9            87.3
 Other liabilities                                                   1,225.4           737.8
                                                               --------------  --------------
    Total Liabilities                                               13,770.7        10,839.8

Commitments and Contingent Liabilities
Redeemable Preferred Stock                                              50.0            50.0

Company-obligated Mandatorily Redeemable
 Preferred Capital Securities of Subsidiary
 Trust holding solely the Company's Securities                         800.0              --

Stockholders' Equity
 Preferred stock - $1 par value                                          5.5             5.5
 Common stock - $1 par value                                           171.1           114.1
 Paid-in additional capital                                            445.8           475.4
 Net unrealized investment gains                                       119.0           153.1
 Net foreign exchange gains(losses)                                    (34.6)            1.0
 Retained earnings                                                   2,272.4         2,356.8
 Less - Treasury stock at cost                                        (108.3)         (121.5)
       Deferred compensation                                          (174.9)         (151.5)
                                                               --------------  --------------
    Total Stockholders' Equity                                       2,696.0         2,832.9
                                                               --------------  --------------

                                                               --------------  --------------
    Total Liabilities and Equity                               $    17,316.7   $    13,722.7
                                                               ==============  ==============

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   -----------------------------------------------
                                   (Unaudited)

                                                                      First Quarter Ended
                                                                  ---------------------------
(millions except per share data)                                    March 31,     March 31,
                                                                      1997           1996
                                                                  ------------   ------------
Revenue
  Brokerage commissions and fees ...............................  $     841.7    $     468.0
  Premiums earned ..............................................        384.4          378.0
  Net investment income ........................................        115.8           84.7
  Realized investment gains ....................................          2.4              -
  Other income .................................................         10.0           11.4
                                                                  ------------   ------------
    Total revenue earned .......................................      1,354.3          942.1
                                                                  ------------   ------------

Benefits and Expenses
  Commissions and general expenses .............................        889.5          529.4
  Benefits to policyholders ....................................        205.2          186.0
  Interest expense .............................................         14.6            9.2
  Amortization of deferred policy
   acquisition costs ...........................................         53.5           53.1
  Amortization of intangible assets ............................         31.3           18.8
  Special charges...............................................        145.0             --
                                                                  ------------   ------------
    Total Benefits and Expenses ................................      1,339.1          796.5
                                                                  ------------   ------------

Income From Continuing Operations Before
  Income Tax and Minority Interest .............................         15.2          145.6
   Provision for income tax ....................................          5.7           49.1
                                                                  ------------   ------------

Income From Continuing Operations Before Minority Interest .....          9.5           96.5
  Minority Interest - 8.205% mandatorily redeemable
   preferred capital securities................................          (8.8)             -
                                                                  ------------   ------------
Income From Continuing Operations...............................          0.7           96.5
Income From Discontinued Operations - Net of Tax ...............            -           22.4
                                                                  ------------   ------------
Net Income .....................................................  $       0.7    $     118.9
                                                                  ============   ============

Net Income (Loss) Available for Common Stockholders (1).........  $      (2.7)   $     113.8
                                                                   ============   ============

Per Share: (2)
--------------

Income (loss) from continuing operations (1)....................  $     (0.02)          0.56
Income from discontinued operations.............................            -    $      0.13
                                                                  ------------   ------------
Net income (loss) (1)...........................................  $     (0.02)   $      0.69
                                                                  ============   ============

Cash dividends paid on common stock (2).........................  $      0.24    $      0.23
                                                                  ============   ============

Average common and common equivalent shares
    outstanding (2)                                                     169.2          164.6
                                                                  ------------   ------------

(1) Includes the effect of $3.4 million of dividends incurred on the 8% and redeemable preferred stock and $5.1 million of dividends incurred on the 8%, 6.25% and redeemable preferred stock in first quarter ended March 31, 1997 and 1996, respectively.
(2)    Reflects the three-for-two stock split effective May 1, 1997.

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(MILLIONS)
                                                                                             FIRST QUARTER ENDED
                                                                                         ----------------------------
                                                                                           MARCH 31,       MARCH 31,
                                                                                             1997            1996
                                                                                         ------------    ------------

CASH PROVIDED BY OPERATING ACTIVITIES ...............................................    $     307.8     $     242.7
                                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Sale (purchase) of short term investments - net (1)................................          826.2          (236.4)
  Sale or maturity of fixed maturities
    Available for sale - Maturities .................................................           20.6            46.9
                         Calls and Prepayments ......................................           17.1            92.4
                         Sales ......................................................          395.7           325.2
  Sale of equity investments ........................................................          348.1           246.0
  Sale or maturity of other invesments ..............................................            1.6            69.9
  Purchase of fixed maturities - available for sale .................................         (400.9)         (305.0)
  Purchase of equity investments ....................................................         (185.0)         (191.6)
  Purchase of other investments .....................................................          (13.7)         (151.5)
  Acquisition of subsidiaries .......................................................       (1,289.8)           (7.2)
  Property and equipment and other ..................................................          (28.6)          (15.9)
                                                                                         ------------    ------------
                           CASH USED BY INVESTING ACTIVITIES ........................         (308.7)         (127.2)
                                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Treasury stock transactions - net .................................................           10.9            12.1
  Issuance of short-term borrowings - net ...........................................          124.0             1.5
  Sale of mandatorily redeemable preferred capital securities .......................          800.0            --
  Repayment of long-term debt .......................................................          (51.1)           (2.1)
  Interest sensitive life, annuity and investment contract deposits .................           37.0           266.5
  Interest sensitive life, annuity and investment contract withdrawals ..............             --          (426.4)
  Retirement of preferred stock .....................................................             --           (14.1)
  Cash dividends to stockholders ....................................................          (42.4)          (42.2)
                                                                                         ------------    ------------
                           CASH PROVIDED (USED) BY FINANCING ACTIVITIES .............          878.4          (204.7)
                                                                                         ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................................          (18.0)           (0.6)
INCREASE (DECREASE) IN CASH .........................................................          859.5           (89.8)
CASH AT BEGINNING OF PERIOD .........................................................          410.1           115.3
                                                                                         ------------    ------------
CASH AT END OF PERIOD ...............................................................    $   1,269.6     $      25.5
                                                                                         ============    ============

(1) First quarter 1997 includes $ 734.0 million of cash acquired from the  acquisition of Alexander & Alexander Services Inc.

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

         Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 1996 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

2.       Stock Split
         -----------

         On March 21, 1997, Aon's board of directors authorized a three-for-two stock split, payable in the form of a stock dividend, of Aon's $1.00 par value common stock, with approximately 57 million shares payable on May 14, 1997 to stockholders of record on May 1, 1997. The stock split has been retroactively reflected in the March 31, 1997 condensed statement of consolidated financial position, (but not the December 31,
         1996), by increasing common stock and decreasing additional paid-in-capital by $57 million. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

3.       Statements of Financial Accounting Standards (SFAS)
         ---------------------------------------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128 (Earnings per Share). This Statement changes the standards for computing earnings per share (EPS). Under the new requirements for calculating primary EPS, the dilutive effect of stock options will be excluded. The provisions of this Statement are to be applied after December 15, 1997, and require retroactive restatement of all prior periods presented. Aon anticipates adopting this statement in its December 31, 1997 financial statements as required. Implementation of this Statement is not expected to have a material effect on Aon's financial statements.

         In first quarter 1997, Aon adopted Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities) in its financial statements as required. Implementation of this Statement did not have a material effect on Aon's financial statements.

4.       Capital Stock
         -------------

         In first quarter 1997, Aon reissued 393,700 shares of common stock from treasury for employee benefit plans. Aon purchased 26,000 shares of its common stock at a total cost of $1.1 million during first quarter 1997. In addition, Aon reissued 165,100 shares of common stock held in connection with business combinations. There were 4.3 million shares of common stock held in treasury at March 31, 1997.

5.       Capital Securities
         ------------------

         In January 1997, Aon created Aon Capital A, a statutory business trust created for the purpose of issuing mandatorily redeemable preferred capital securities (capital securities). Aon Capital A issued $800 million of 8.205% capital securities in January 1997. The proceeds from the issuance of the capital securities were used to finance a portion of Aon's acquisition of Alexander and Alexander Services Inc. (A&A). The capital securities are subject to mandatory redemption on January 1, 2027 or, are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events. The capital securities are categorized on the condensed consolidated statement of financial position as "Company-obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust holding solely the Company's Securities." The after-tax interest incurred on the capital securities is reported as minority interest on the condensed consolidated statements of operations.

6.       Business Combinations
         ---------------------

         In first quarter 1997, Aon completed its acquisition of A&A for a purchase price of approximately $1.2 billion. The acquisition of A&A was accounted for by the purchase method and was financed by the issuance of the capital securities, commercial paper, and by internal funds. Results have been included in Aon's consolidated financial statements since January 1, 1997. While A&A was acquired in early 1997, the purchase valuation has not yet been completed. Preliminary purchase accounting liabilities of approximately $200 million were recorded as of March 31, 1997 primarily related to severance and related costs, and the consolidation of real estate space. Preliminary intangible assets of approximately $1.2 billion, created by the acquisition, have been evaluated indicating an estimated useful life of twenty-five years.

         If the A&A acquisition had been consummated on January 1, 1996, the first quarter 1996 unaudited proforma consolidated results of operations would have resulted in total revenues of approximately $1.3 billion, income from continuing operations of $99 million ($0.51 per share) and net income of $121 million ($0.64 per share).

         Pro forma financial information presented is not necessarily indicative either of results of operations that would have occurred had the acquisition been effective on January 1, 1996, or of future results of operations of Aon. In addition, the effect of one-time restructuring charges related to the A&A acquisition are not reflected in the proforma 1996 results above. These restructuring charges have been reflected, however, in first quarter 1997.

7.       Special Charges
         ---------------

         In first quarter 1997, Aon recorded pretax special charges of $145 million ($90.6 million after-tax or $0.54 per share), primarily related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of A&A. Special charges for severance and related costs, involving over 2,600 positions, were approximately $40 million. Terminations resulting from workforce reductions are planned to take place within one year. Pretax restructuring charges include approximately $105 million associated with real estate activities including the closure, abandonment and downsizing of office space globally following the acquisition of A&A, and other consolidation costs. The restructuring charges related to consolidating real estate space are expected to be paid out over several years. These charges were reflected as a separate component of total benefits and expenses in the condensed consolidated statements of operations.

         In 1996, Aon recorded pretax special charges of $90.5 million ($59.3 million after-tax or $0.36 per share). In connection with the 1996 special charges, Aon had approximately $60 million reported in other liabilities at March 31, 1997 representing amounts related to the special charges that have not yet been paid.

8.       Discontinued Operations
         -----------------------

         When Aon acquired A&A in first quarter 1997, A&A had net liabilities of approximately $45 million related to its insurance underwriting
         subsidiaries   that  are  currently in run-off and indemnification of
         certain liabilities relating to subsidiaries sold. The net liabilities for discontinued operations are composed of the following:

millions                                                                     As of March 31,     1997
-------------------------------------------------------------------------------------------- -----------
Assets:
  Insurance liabilities recoverable under finite risk contracts                                $   147
  Reinsurance recoverables                                                                          60
  Cash and investments                                                                              33
  Other                                                                                              5
-------------------------------------------------------------------------------------------- -----------
Total assets                                                                                       245
-------------------------------------------------------------------------------------------- -----------
Liabilities:
  Insurance liabilities                                                                        $   277
  Other                                                                                             13
-------------------------------------------------------------------------------------------- -----------
Total liabilities                                                                                  290
-------------------------------------------------------------------------------------------- -----------
Total net liabilities of discontinued operations classified as other liabilities               $    45
-------------------------------------------------------------------------------------------- -----------

              The insurance liabilities represent estimates of future claims expected to be made under occurrence-based insurance policies and reinsurance business written through Lloyd's and the London market covering primarily asbestosis, environmental pollution, and latent disease risks in the United States which are coupled with substantial litigation expenses. These claims are expected to develop and be settled over the next twenty to thirty years.

              Liabilities stemming from these claims cannot be estimated using conventional actuarial reserving techniques because of the inadequacy of available historical experience to support such techniques, and because case law, as well as scientific standards for measuring the adequacy of site clean-up is still evolving. Therefore, A&A's independent actuaries have combined available exposure information with other relevant industry data and have used various projection techniques to estimate the insurance liabilities, consisting principally of incurred but not reported losses. A&A has certain protection against adverse developments of the insurance liabilities through several finite risk contracts. The recoverable amounts under the finite risk contracts represent the excess of such liabilities over the retention levels.

              Aon believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover A&A's exposure.

9.       Contingencies
         -------------

         Aon and its subsidiaries are subject to numerous claims and lawsuits that arise in the ordinary course of business. Some of these cases are being litigated in jurisdictions which have judicial precedents and evidentiary rules which are generally believed to favor individual plaintiffs against corporate defendants. The damages that may be claimed in these and other jurisdictions are substantial, including in many instances claims for punitive or extraordinary damages. Accruals for these lawsuits have been provided to the extent that losses are deemed probable and are estimable.

         A certain pending claim asserted against Alexander & Alexander Services Inc. (A&A) and certain of its subsidiaries allege that certain Alexander Howden subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies. In an action brought in 1988 against A&A and certain subsidiaries, plaintiffs seek compensatory and punitive damages, as well as treble damages under RICO totaling $36 million. The defendants have counterclaimed against certain of the plaintiffs for contribution. Management of Aon believes that A&A has valid defenses to all the claims that have been made with respect to these activities and A&A is vigorously defending the pending action. This action is covered under A&A's professional indemnity program, except for possible damages under RICO. Aon currently believes the reasonably possible loss that might result from this action, if any, would not be material to Aon's financial position or results of operations.

         In 1987, A&A sold Shand Morahan & Company (Shand), its domestic underwriting management subsidiary. Prior to the sale, Shand and its subsidiaries had provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire Marine & Inland Insurance Company (Mutual Fire). Mutual Fire was placed in rehabilitation in December 1986. In February 1991, the rehabilitator commenced an action. The complaint, which sought compensatory and punitive damages, alleged that Shand, and in certain respects A&A, breached duties to and agreements with Mutual Fire. On March 27, 1995, A&A, Shand and the rehabilitator entered into a settlement agreement which was approved by the courts and which terminated the rehabilitator's litigation and released A&A and Shand from any further claims by the rehabilitator. Under the terms of the settlement, A&A paid $43.1 million. Although A&A's professional liability underwriters have denied coverage for the Mutual Fire lawsuit, A&A has instituted a declaratory judgment action attempting to validate coverage. On October 16, 1996, the Court issued a decision holding that A&A is not entitled to coverage for the rehabilitator's claims. A&A has appealed the ruling.

         Under the 1987 agreement with the purchaser of Shand, A&A agreed to indemnify the purchaser against certain contingencies, including, among others, (i) losses arising out of presale transactions between Shand or Shand's subsidiaries, on the one hand, and Mutual Fire, on the other, and (ii) losses arising out of presale errors or omissions by Shand or Shand's subsidiaries. A&A's obligations under the indemnification provisions in the 1987 sales agreement were not limited as to amount or duration.

         Starting in late 1992, the purchaser of Shand has asserted a number of claims under both the Mutual Fire indemnification provision and the errors and omissions indemnification provision of the sales agreement. During 1995, most of those claims were resolved by a series of settlement agreements. Notwithstanding these settlements, which had the effect of limiting certain contractual obligations and the restructuring of the parties' relationship, some of A&A's indemnification provisions under the 1987 agreement are still in effect. As a result, there remains the possibility of substantial exposure to A&A under the indemnification provisions of the 1987 agreement, although Aon, based on current facts and circumstances, believes that the possibility of a material loss resulting from these exposures is remote.

         Although the ultimate outcome of these suits cannot be ascertained and liabilities in indeterminate amounts may be imposed on A&A or its subsidiaries, on the basis of present information, availability of insurance coverages and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of Aon.

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION
                      REVENUE AND INCOME BEFORE INCOME TAX
                             FOR FIRST QUARTER 1997


CONSOLIDATED RESULTS
--------------------

GENERAL
-------

In first quarter 1997, Aon recorded pretax special charges of $145 million ($90.6 million after-tax) primarily related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of A&A. Special charges for severance and related costs, involving over 2,600 positions, were approximately $40 million. Terminations resulting from workforce reductions are planned to take place within one year. Restructuring charges include approximately $105 million associated with real estate activities including the closure, abandonment and downsizing of office space globally following the acquisition of A&A, and other consolidation costs. The restructuring charges related to consolidating real estate space are expected to be paid out over several years. These charges were reflected as a separate component of total benefits and expenses in the condensed consolidated statements of operations.

Brokerage commissions and fees increased $373.7 million or 79.9% in first quarter 1997, reflecting primarily business combination activity related to the acquisitions of Alexander & Alexander Services Inc. (A&A) in first quarter 1997 and Bain Hogg Group (Bain Hogg) in fourth quarter 1996.

Premiums earned increased $6.4 million or 1.7% in first quarter 1997, compared with the same period last year. Extended warranty premiums earned increased $17.8 million or 19.4% in the quarter reflecting a higher volume of new business in both the mechanical and the appliance and electronic lines. The continued phase-out of certain specialty liability programs and the planned runoff of North American auto credit business partially offset this increase . There was also continued modest growth in direct sales business.

Net investment income of $115.8 million increased $31.1 million or 36.7% in the first quarter 1997 when compared to prior year. Investment income growth in first quarter was primarily related to the A&A acquisition, and to income received on certain private equity investment holdings. In addition, net investment income from insurance brokerage and consulting operations, primarily relating to fiduciary funds, increased to $39 million in first quarter 1997 from $17 million in 1996, primarily due to brokerage acquisition activity.

Total revenue increased $412.2 million or 43.8% in first quarter 1997, largely attributable to acquisition-related growth in brokerage commissions and fees. Net realized investment gains were $2.4 million in 1997. There were no realized investment gains in first quarter 1996. Revenue excluding realized investment gains increased 43.5% when compared to prior year.


Benefits to policyholders increased 10.3% or $19.2 million in the quarter reflecting a higher volume of new extended warranty business. This increase was partially offset by lower claims paid on auto credit business that had been in runoff since since second quarter 1996. It is anticipated that this business will continue to runoff as planned. Total benefits and expenses increased 68.1% in the same period. The increase in first quarter expenses reflects the inclusion of pretax special charges of $145 million related to restructuring costs associated with the merger with A&A. Total benefits and expenses, excluding the 1997 special charges, increased 49.9% for the first quarter 1997. Income before income tax decreased $130.4 million or 89.6% in the first quarter, due largely to the inclusion of special charges and offset, in part, by growth in the insurance brokerage and consulting segment following the A&A and Bain Hogg acquisitions. Excluding special charges, income before income tax increased 10% when compared to first quarter 1996.

MAJOR LINES OF BUSINESS
-----------------------

GENERAL
-------

In the insurance brokerage and consulting services segment, Aon reported first quarter pretax special charges of $145 million related to the acquisition of A&A. For purposes of the following line of business discussions, comparisons against last year's results exclude special charges. Management anticipates that cost savings associated with the integration of similar businesses among Aon, A&A and Bain Hogg will be realized beginning in the second half of 1997 with the full benefit of cost savings on operations to be achieved starting in 1998. In addition, references to income before income tax exclude minority interest.

INSURANCE BROKERAGE AND CONSULTING SERVICES
-------------------------------------------

In first quarter 1997, Aon acquired A&A for approximately $1.2 billion. In fourth quarter 1996, Aon acquired Bain Hogg. As a result, revenue and income before income tax results between first quarter 1997 and 1996 are not comparable.

Insurance and other services (retail, reinsurance and wholesale brokerage) revenue increased $337.9 million or 81.7% for the first quarter 1997 when compared with the same period last year largely due to acquisition activity. Insurance and other services continued to reflect highly competitive property and casualty pricing in the domestic market.

"Consulting" provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $57.8 million or 81.1% for the first quarter when compared to prior year, primarily due to acquisition activity and to a lesser extent, expanding integrated human resources consulting programs.

Overall, revenue for the insurance brokerage and consulting services segment increased $395.7 million or 81.6% in the first quarter. Income before income tax increased $23.4 million or 27.5% when compared to first quarter 1996. The brokerage segment continues to be impacted by a soft property and casualty market, particularly in the reinsurance brokerage business. Acquisitions accounted for substantially all of the above revenue and pretax income growth. Excluding the impact of acquisitions, revenue and pretax income results demonstrated modest growth in a very competitive environment.




U.S./International Results
--------------------------

First quarter U.S. insurance brokerage and consulting services revenue represent 51% of the worldwide total and U.S. income before income tax represent 30% of the worldwide total. International brokerage revenue of $434.6 million increased 151.8% for the first quarter primarily reflecting the A&A and Bain Hogg acquisitions.

International brokerage income before income tax increased 65.2% for the quarter reflecting the above mentioned acquisition activity. In the international insurance and other services subsegment, revenues for risk management and insurance brokerage services generally are strongest during the first quarter of the year, particularly for Continental Europe, while expenses are incurred on a more even basis throughout the year.

INSURANCE UNDERWRITING
----------------------

The insurance underwriting line of business provides direct sales life and accident and health products, and extended warranty products to individuals. Revenue increased 2.1% for the first quarter 1997 when compared to prior year primarily due to growth in the worldwide extended warranty lines. Direct sales business grew modestly, as the company continued to expand its product distribution through payroll deduction, worksite marketing programs.

Pretax income from insurance underwriting increased $6.3 million or 10.8% in first quarter 1997, compared with last year. Overall, benefit and expense margins in first quarter 1997 did not suggest any significant shift in operating trends. Direct sales accident & health business improved its pretax margin in part due to good general expense controls and good international health product sales. Certain specialty liability programs and auto credit business continued to be profitably runoff.

U.S./International Results
--------------------------

First quarter U.S. insurance underwriting revenue represents 71% of the worldwide total and U.S. income before income tax represents 73% of the worldwide total. U.S. insurance underwriting income before income tax increased 6.8% when compared to its 1996 level. Results reflect the completed sale of the North American auto credit underwriting and distribution operations in second quarter 1996 and reflect the planned continued runoff of those operations. International insurance underwriting revenue of $130.5 million increased 10.7%, principally due to improved premiums earned in both the direct sales and extended warranty lines. International pretax income increased 22.9%, primarily due to strong operating performance in the appliance and electronic lines and was offset in part by the continuing runoff of traditional life business in Europe and the Pacific.

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income on insurance underwriting operations' capital and realized investment gains. Insurance company investment income is allocated to the underwriting segment based on the invested assets which underlie policyholder liabilities.Excess invested assets and related investment income, which do not underlie these liabilities, are reported in this segment. Expenses include interest and other financing expenses, goodwill amortization associated with insurance brokerage and consulting acquisitions, and corporate administrative costs.


Revenue increased 34.3% for the first quarter 1997, due primarily to higher levels of investment income received on certain private equity investment holdings. Pretax realized investment gains for the first quarter 1997 were $2.4 million and there were no realized investment gains in first quarter 1996. Income before income tax, excluding realized investment gains, decreased $17.5 million over the same quarter last year. Financing costs and goodwill amortization related to acquisitions, in particular A&A and Bain Hogg, contributed largely to this decrease.

DISCONTINUED OPERATIONS
-----------------------

Discontinued operations in first quarter 1996 were composed principally of capital accumulation products and direct response products. Substantially all of the revenue and income before income tax generated from discontinued operations was U.S. These amounts have been segregated as "Income From Discontinued Operations" in the condensed consolidated statements of operations. With the completion of the sales of The Life Insurance Company of Virginia (LOV) and Union Fidelity Life Insurance Company (UFLIC) on April 1, 1996, there were no
operating  results  from  these  discontinued   operations  going  forward.

The discontinued operations assumed by Aon upon its acquisition of A&A in first quarter 1997 represent net liabilities related to acquired insurance underwriting subsidiaries that are currently in runoff and indemnification of certain liabilities relating to subsidiaries sold (see note 8 to the condensed consolidated financial statements). Aon believes that these discontinued operations are adequately reserved for and the net liability is included as a component of other liabilities on the statement of financial position.

                                Aon CORPORATION
                             MAJOR LINES OF BUSINESS
                             -----------------------

                                                                      First Quarter Ended
                                                                  ---------------------------
(millions)                                                          March 31,       Percent
                                                                      1997          Change
                                                                  ------------   ------------
REVENUE

Insurance brokerage and consulting services ...................   $     880.7           81.6%

Insurance underwriting ........................................         445.4            2.1

Corporate and other ...........................................          28.2           34.3
                                                                  ------------   ------------

    TOTAL REVENUE .............................................   $   1,354.3           43.8%
                                                                  ============   ============





INCOME BEFORE INCOME TAX

Insurance brokerage and consulting services ...................   $     108.6           27.5%
  Special charges .............................................        (145.0)             -
                                                                  ------------   ------------
  Including special charges ...................................         (36.4)           N/A

Insurance underwriting ........................................          64.8           10.8

Corporate and other ...........................................         (13.2)           N/A
                                                                  ------------   ------------
    TOTAL INCOME BEFORE INCOME TAX ............................   $      15.2          (89.6%)
                                                                  ============   ============


                                 Aon CORPORATION
                          REVENUE BY MAJOR PRODUCT LINE
                          -----------------------------
                                                                      First Quarter Ended
                                                                  ---------------------------
(millions)                                                          March 31,       Percent
                                                                      1997          Change
                                                                  ------------   ------------
INSURANCE BROKERAGE AND CONSULTING SERVICES
Insurance and other services...................................   $     751.6           81.7%
Consulting.....................................................         129.1           81.1
                                                                  ------------   ------------
    TOTAL REVENUE..............................................   $     880.7           81.6%
                                                                  ============   ============

INSURANCE UNDERWRITING
Direct sales - life, accident and  health .....................   $     254.7            0.4%
Extended warranty .............................................         129.4           18.7
Other....................... ..................................          61.3          (16.6)
                                                                  ------------   ------------
    TOTAL REVENUE..............................................   $     445.4            2.1%
                                                                  ============   ============

CORPORATE AND OTHER
Investment income on capital and other.........................   $      25.8           22.9%
Realized investment gains......................................           2.4              -
                                                                  ------------   ------------
    TOTAL REVENUE..............................................   $      28.2           34.3%
                                                                  ============   ============

                        NET INCOME FOR FIRST QUARTER 1997

References to share data reflect the three-for-two stock split announced on March 21, 1997, payable on May 14, 1997 to stockholders of record as of May 1, 1997. First quarter net income was $0.7 million ($0.02 loss per share) compared to $118.9 million ($0.69 income per share) in 1996. The decrease in first quarter 1997 net income and the related per share amount is not comparable to 1996 due to: (1) after-tax 1997 special charges of $90.6 million ($0.54 per share); (2) the 1997 deduction for after-tax distributions on the capital securities (reflected as "minority interest" on the condensed consolidated statements of operations); and (3) operating results from 1996 discontinued operations are due to the completion of the sales of UFLIC and LOV in second quarter 1996 ($0.13 per share).

Operating income from continuing operations before special charges, and realized investment gains was $89.8 million ($0.51 per share) in 1997 compared to $96.5 million ($0.56 per share) in 1996. Included in first quarter 1997 net income is after-tax realized investment gains of $0.01 per share with no comparable gains or losses in 1996.

The effective tax rate on continuing operations for operating income, which excludes after-tax realized investment gains, was 37.5%, up from 33.7% for first quarter 1996 due to changes in business mix. Realized gains were taxed at 37.5% and 36% for first quarter 1997 and 1996, respectively. Average shares outstanding for first quarter increased 2.8% when compared to 1996 primarily due to the conversion of preferred stock to common stock in fourth quarter 1996.



                        CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF FIRST QUARTER 1997


GENERAL
-------

Consistent with financial statement presentation, the following cash flow discussion reflects the completion of the sales of UFLIC and LOV in April, 1996, and the acquisition of A&A in first quarter 1997 and Bain Hogg in fourth quarter 1996. As a result of these transactions, the amounts contained in the condensed consolidated statement of cash flows for the first quarter ended March 31, 1997 are not comparable to the same period in 1996.

Cash flows from operating activities in first quarter 1997 were $307.8 million, an increase of $65.1 million from first quarter 1996 (including discontinued operations). This increase primarily reflects the timing of settlement of insurance segment receivables and payables.

Investing activities used cash of $308.7 million which was made available from financing and operating activities. Cash used for acquisition activity during the first quarter 1997 was $1.3 billion, primarily reflecting the A&A acquisition.

Cash totaling $878.4 million was provided during first quarter 1997 from financing activities. The increase is primarily a result of funds provided on the issuance of the capital securities. Cash was used to pay dividends of $39.1 million on common stock, $2.7 million on 8% cumulative perpetual preferred stock, and $0.6 million on redeemable preferred stock.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon's liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issues and capital securities. The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for acquisition financing. Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow in the long-term.

Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.7 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (96%) and has a fair value which is 102.7% of amortized cost.

Total assets increased $3.6 billion to $17.3 billion since year-end 1996, primarily due to the acquisition of A&A. Invested assets at March 31, 1997 decreased $152 million from year-end levels, primarily due to unrealized losses on preferred stock. The amortized cost and fair value of less than investment grade fixed maturity investments, at March 31, 1997, were $90.4 million and $96.4 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 1997 was $70.8 million, or 1.4% of total invested assets.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) manage its overall asset/liability duration match; (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) hedge foreign currency transaction risk and other business risks. As of March 31, 1997, Aon had open contracts which had unrealized gains of approximately $23.9 million.

Insurance brokerage and consulting services receivables and insurance premiums payable increased $1.2 billion and $1.8 billion, respectively, in first quarter 1997 when compared to year-end 1996, primarily reflecting the A&A acquisition. When compared to 1996, excess of cost over net assets purchased (goodwill) increased approximately $1.2 billion due to the A&A acquisition (see note 6).

In first quarter 1997, Aon completed the merger with A&A. The purchase price of approximately $1.2 billion was funded by the issuance of commercial paper, internal funds, and the issuance of $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The capital securities are designated on the condensed consolidated statement of financial position as "Company-obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust holding solely the Company's Securities." Short-term borrowings increased at the end of first quarter 1997 by $132 million when compared to year-end 1996 primarily due to the issuance of commercial paper to fund a portion of the A&A acquisition. Included in notes payable at March 31, 1997 is approximately $40 million which represents the principal amount of notes due within one year.

Commencing on or after November 1, 1997, Aon has the option to redeem all or any part of its 8% Cumulative Perpetual Preferred Stock (8% preferred stock) at a redemption price of $25.00 per share plus accrued dividends. It is anticipated that Aon will most likely exercise its option to redeem all of the remaining outstanding shares. At March 31, 1997, 5,446,000 shares of 8% preferred stock were outstanding.

Stockholders' equity decreased $136.9 million in first quarter 1997 to $15.34 per share, a decrease of $0.87 per share since year-end 1996. The principal factors influencing this decrease were $90.6 million of after-tax special charges which reduced net income, net unrealized investment losses of $34.1 million, net foreign exchange losses of $35.6 million and dividends to stockholders of $85.8 million. Included in dividends is an accrual for the common stock dividend that will be paid in second quarter 1997.

Review by Independent Auditors
------------------------------

The condensed consolidated financial statements at March 31, 1997, and for the first quarter then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of Aon Corporation as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 11, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



                                                /s/ Ernst & Young LLP
                                                ---------------------

                                                  ERNST & YOUNG LLP

Chicago, Illinois
May 1, 1997

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 1.        LEGAL PROCEEDINGS
-------        -----------------

               The Registrant hereby incorporates by reference to Part I Note 8 (Discontinued Operations) and Note 9 (Contingencies) of the Notes to the Condensed Consolidated Financial Statements herein.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------

               (a) The Annual Meeting of Stockholders of the Registrant was held on April 18, 1997 (the "1997 Annual Meeting").

               (b)       Not applicable.

               (c)(i) The tabulation of votes below does not reflect the three-for-two stock split payable May 14, 1997 to stockholders of record on May 1, 1997. Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                            Withhold
     Name                           For                    Authority
     ----                           ---                    ---------

Daniel T. Carroll                 96,529,268                 293,759

Franklin A. Cole                  96,542,230                 280,797

Edgar D. Jannotta                 96,573,487                 249,540

Perry J. Lewis                    96,567,088                 255,939

Joan D. Manley                    96,578,382                 244,645

Andrew J. McKenna                 96,575,140                 247,877

Newton N. Minow                   95,244,463               1,578,564

Peer Pedersen                     95,244,926               1,578,101

Donald S. Perkins                 96,571,598                 251,429

John W. Rogers, Jr.               96,579,310                 243,717

Patrick G. Ryan                   96,582,783                 240,244

George A. Schaefer                96,585,295                 237,732

Raymond I. Skilling               96,579,662                 243,365

Fred L. Turner                    96,585,830                 237,197

Arnold R. Weber                   96,560,132                 262,895

               (ii) Set  forth  below  is  the  tabulation  of the  vote  on the adoption of amendments to the Aon Stock Option Plan in order to increase the number of shares of Common Stock authorized under such plan from 11,550,000 to 15,550,000 shares and to reapprove such plan in its entirety with a limit on the number of shares awardable annually to any one person in order to qualify such plan for treatment under Section 162(m) of the Internal Revenue Code.


                       For         Against        Abstain        Nonvote
                       ---         -------        -------        -------

                    86,850,679     3,630,733      997,372        5,344,243

              (iii) Set forth  below is the  tabulation  of the vote to  approve and adopt an amendment to the Aon Stock Award Plan in order to increase the number of shares of Common Stock authorized under such plan from 5,025,000 to 8,600,000 shares.


                       For         Against        Abstain        Nonvote
                       ---         -------        -------        -------

                    86,451,199     3,928,352    1,099,534        5,343,942

               (iv) Set  forth  below  is  the  tabulation  of the  vote  on the
                    selection   of  Ernst  &  Young  LLP  as  auditors  for  the
                    Registrant for the 1997 fiscal year.

                       For         Against        Abstain        Nonvote
                       ---         -------        -------        -------

                    96,343,915       200,354      278,758             -0-

               (v) Set forth below is the tabulation of the vote on a proposal made by a stockholder relating to certain investments by the Registrant as set forth beginning on page 24 of the Registrant's Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement for the 1997 Annual Meeting.

                       For         Against        Abstain        Nonvote
                       ---         -------        -------        -------

                    5,784,394     81,891,941     3,327,996     5,818,696

               (d)       Not applicable.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
-------        --------------------------------

               (a) Exhibits - The exhibits filed with this report are listed on the attached Exhibit Index.

               (b) Reports on Form 8-K - The Registrant filed a Current Report on Form 8-K and a Current Report on Form 8-K/A dated January 15, 1997 pursuant to Item 2 of Form 8-K and Item 7 of Form 8-K/A. The following financial statements were filed:

                    Consolidated Statements of Operations -- For the years ended December 31, 1995, 1994 and 1993


                    Consolidated Balance Sheets -- As of December 31, 1995 and 1994

                    Consolidated Statements of Cash Flows -- For the years ended December 31, 1995, 1994 and 1993

                    Consolidated Statements of Stockholders' Equity -- For the years ended December 31, 1995, 1994 and 1993

                    Notes to Financial Statements

                    Unaudited Consolidated Statements of Operations -- For the three and nine months ended September 30, 1996 and 1995

                    Condensed Consolidated Balance Sheets -- As of September 30, 1996 (Unaudited) and December 31, 1995

                    Unaudited Consolidated Statements of Cash Flows -- For the nine months ended September 30, 1996 and 1995

                    Unaudited Notes to Financial Statements

          No other Current Reports on Form 8-K were filed for the quarter ended March 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Aon Corporation
                                  ---------------
                                  (Registrant)

May 15, 1997                        /s/ Harvey N. Medvin
                                    --------------------
                                    HARVEY N. MEDVIN
                                    EXECUTIVE VICE PRESIDENT,
                                    CHIEF FINANCIAL OFFICER AND
                                    TREASURER
                                    (Principal Financial and Accounting Officer)

                                 Aon Corporation

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number
In Regulation S-K,                                                        Page
Item 601 Exhibit Table                                                     No.


(10)(a)   Aon Stock Option Plan (as amended and restated through 1997)

(10)(b)   Aon Stock Award Plan (as amended and restated through 1997)

(11)      Statement regarding Computation of Per Share Earnings.

(12)      Statements regarding Computation of Ratios.

          (a)     Statement  regarding  Computation  of Ratio of
                  Earnings to Fixed Charges.

          (b)     Statement   regarding   Computation   of  Ratio  of
                  Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(15)      Letter re: Unaudited Interim Financial Information.

(27)      Financial Data Schedule

                                                                   EXHIBIT 10(a)
                              AON STOCK OPTION PLAN
                     (as amended and restated through 1997)



         1.       PURPOSE

The purpose of the Aon Stock Option Plan (as amended and restated through 1997) (the "Plan") is to encourage the highest level of performance by key employees of operating subsidiaries and affiliates of Aon Corporation (which subsidiaries and affiliates are herein collectively referred to as the "Corporation" ) by making a grant to them ("Grants") of Aon Corporation's common stock, $1.00 par value per share ("Common Stock"), which grants are subject to the conditions set forth in the Plan.

         2.       ADMINISTRATION

The Plan shall be administered by the Organization and Compensation Committee (the "Committee") of Aon Corporation's Board of Directors (the "Board"). The aggregate number of shares of Common Stock which initially may be the subject of Grants under this Plan shall be 15,550,000, all of which may be issued in connection with incentive stock options. All questions involving eligibility for Grants, interpretations of the provisions of the Plan, or the operation of the Plan shall be decided by the Committee. No member of the Committee shall be eligible to receive a Grant under the Plan. All determinations of the Committee shall be conclusive. The Committee may obtain such advice or assistance as it deems appropriate from persons not serving on the Committee.

         3.       ELIGIBILITY

Grants  may be  made  under  the  Plan  to  key  employees  of  the  Corporation
("Participants") as approved by the Committee. The Grants shall be at the discretion of the Committee and may vary by Participant.


         4.       TERMS AND CONDITIONS

The Committee may make Grants in the form of Incentive Stock Option Grants (as defined by Internal Revenue Code Section 422 and referred to herein as "ISO's") and/or Regular Stock Option Grants (not intended to be accorded favored tax treatment, and referred to herein as "RSO's") under the Plan.

The purchase price per share of Common Stock subject to a Grant shall not be less than 100% of the fair market value of the Common Stock on the date such Grant is made. "Fair Market Value" as used in the Plan with regard to a date means the arithmetic mean of the high and low prices of the Common Stock as quoted on the New York Stock Exchange, as published in The Wall Street Journal, or, if The Wall Street Journal is no longer published, such other periodical as is chosen by the Committee.

A Grant shall vest after a Participant's period of continuous employment by the Corporation from the date of a Grant ("Grant Date") in accordance with the schedule set forth below:

          Participant's Full Years of Continuous
          --------------------------------------
                Employment From Grant Date               Percent Vested
                --------------------------               --------------

                            3                                  30
                            4                                  20
                            5                                  20
                            6                                  30

A Participant, following the vesting of any portion of a Grant as set forth above, may elect to exercise an option by giving written notice to the Corporation on such form as the Committee may prescribe, indicating the number of shares to be purchased. Payment for all shares to be purchased pursuant to an exercise of an option shall be made in any form or manner authorized by the Committee, including, but not limited to, cash or, if the Committee so permits,
(i) by delivery or certification of ownership to the Corporation of the number of shares of stock which have been owned by the holder for at least six (6) months prior to the date of exercise having an aggregate Fair Market Value of not less than the product of the purchase price of the option multiplied by the number of shares the Participant intends to purchase upon exercise of the option on the date of delivery; (ii) in a cashless exercise through a broker; or (iii) by having a number of shares of stock withheld, the aggregate Fair Market Value of which as of the date of exercise is sufficient to satisfy the purchase price of the option. Delivery of such certificates is conditioned on the Participant's prior compliance with this paragraph and with the terms of paragraph 7. Upon receipt of such stock certificate, the Participant is free to hold or, subject to paragraph 13, dispose of it at will. The Participant does not have the right to vote any shares subject to any Grant or receive dividends on such shares prior to the time they are delivered. The Committee at its discretion may alter the terms of the vesting of Grants; provided, however, no Grant may be exercised after the tenth (10th) anniversary of the date of the making of such Grant.

         5.       LIMITATION ON ISO'S

Notwithstanding anything in the Plan to the contrary, to the extent required from time to time by the Internal Revenue Code and promulgations thereunder ("Code"), the following additional provisions shall apply to Grants which are intended to qualify as ISO's:

     (a) The aggregate Fair Market Value (determined as of the Grant date) of the shares of Common Stock with respect to which ISO's are exercisable for the first time by any Participant during any calendar year (under all plans of the Corporation) shall not exceed $100,000 or such other amount as may subsequently be specified by the Code; provided that, to the extent that such limitation is exceeded, any excess options (as determined under the Code) shall be deemed to be RSO's.

     (b) Any ISO's authorized under the Plan shall contain such other provisions as the Committee shall deem advisable, but shall in all events be consistent with and contain or be deemed to contain all provisions required in order to qualify the Grants as ISO's.

     (c) All ISO's must be granted within ten years from the effective date of this Plan.

         6.       EMPLOYMENT TERMINATION

If a Participant's employment terminates because of death or disability all unvested Grants will continue to vest in accordance with Paragraph 4. Unless the Committee determines otherwise, if a Participant's employment terminates for any reason, other than by death or disability, all unvested Grants will be forfeited.

         7.       TAXES

A Participant shall have the duty to pay to the Corporation an amount equal to all taxes required by any government to be withheld or otherwise deducted and paid by the Corporation as a result of the distribution to the Participant of any shares subject to a Grant. Shares subject to a Grant shall not be delivered to the Participant until such time as such payment has been made.

The Committee may, in its discretion and subject to such rules as it may adopt, permit Participant to pay all or a portion of such taxes arising in connection with the exercise of a Grant by electing to have the Corporation withhold shares of Common Stock otherwise issuable having a Fair Market Value equal to all or any portion of such tax to be satisfied in this manner.

         8.       ADJUSTMENT IN EVENT OF CHANGES IN CAPITALIZATION

In the event of a recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, rights offering, separation, reorganization or liquidation, or any other change in the corporate structure or shares of the Corporation, the Committee may make such equitable adjustments, to prevent dilution or enlargement of rights, as it may deem appropriate in the number and class of shares subject to a Grant.

         9.       NO RIGHT TO CONTINUED EMPLOYMENT

Nothing in the Plan shall confer on a Participant any right to continue in the employ of the Corporation or in any way affect the Corporation's right to terminate the Participant's employment at any time without prior notice and for any or no reason.

         10.      IMPACT ON OTHER BENEFITS

The value of any shares delivered (or money in lieu thereof) under this Plan shall not be includable as compensation or earnings for purposes of any other benefit plan offered by the Corporation.

         11.      TRANSFERABILITY

No Grants and no right under any such Grants shall be transferable by a Participant otherwise than pursuant to a will or the laws of descent and distribution; provided, however, that if so determined by the Committee, a Participant may, in the manner established by the Committee;

     (a) designate a beneficiary or beneficiaries to exercise the rights of the Participant and receive any property distributable with respect to any Grants upon the death of the Participant, or;

     (b) transfer a Grant to any member of such Participant's "immediate family" (as such term is defined in Rule 16a-1(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor rule or regulation) ("Immediate Family") or to a trust or family partnership whose beneficiaries are members of such Participant's Immediate Family.

Each Grant or right under any Grant shall be exercisable during the Participant's lifetime only by the Participant, or by a member of such Participant's immediate family or a trust or family partnership for members of such Immediate Family pursuant to a transfer as described above, or if permissible under applicable law, by the Participant's guardian or legal representative. No Grant or right under any such Grant may be pledged, alienated, attached or otherwise encumbered, any purported pledge, alienation, attachment or encumbrance thereof shall be void and unenforceable against the Corporation.

         12.      TERMINATION OR AMENDMENT OF THE PLAN

Except as otherwise stated in this Section 12, the Board shall have the right to amend or terminate the Plan at any time, subject to any applicable rule or regulation. A Grant, however, may not in any way be affected or limited by any Plan amendment or termination approved after the date of the Grant without the Participant's written consent. The Committee shall have the right, to the extent it deems appropriate, to establish or amend such other terms, conditions, restrictions, and/or limitations, if any, of any Grant.

The following matters shall require approval by the stockholders:

         (a) the increase in the number of shares which may be issued pursuant to the Plan (except pursuant to Section 5 herein);
         (b) the grant of options under this Plan at an option price less than Fair Market Value;
         (c) the exercise of an option without full payment for the shares at the time of purchase.


         13.      REGULATORY COMPLIANCE AND LISTING

The delivery of any shares under this Plan may be postponed by the Corporation for such period as may be required to comply with any applicable requirements under the Federal or State securities laws, any applicable listing or other requirements of any national securities exchange and requirements under any other law or regulation applicable to the delivery of such shares, and the corporation shall not be obligated to deliver any shares under this Plan if such delivery shall constitute a violation of any provision of any law or of any regulation of any governmental authority or any national securities exchange. In addition, the shares when delivered may be subject to conditions, including transfer restrictions, if required to comply with applicable securities law.

         14.      MISCELLANEOUS

The shares of Common Stock to be delivered under the Plan may be either authorized but unissued shares or shares which have been or may be reacquired by the Corporation, as determined from time to time by the Committee.

Notwithstanding any provision contained in the Plan to the contrary, the maximum number of shares for which Grants may be made under this Plan to any one Participant in any one calendar year is 300,000 shares of Common Stock.

         15.      EFFECTIVE DATE OF THE PLAN

The Plan shall become effective as amended and restated as of the date of Board approval and stockholder approval.

                                                                  EXHIBIT 10(b)
                              AON STOCK AWARD PLAN
                     (as amended and restated through 1997)



         1.       PURPOSE

The purpose of the Aon Stock Award Plan (as amended and restated through 1997) (the "Plan") is to encourage the highest level of performance by key employees of operating subsidiaries and affiliates of Aon Corporation (which subsidiaries and affiliates are herein referred to as "Corporation" ) by making an award to them ("Award") of Aon Corporation's common stock ("Common Stock"), which awards are subject to the conditions set forth in the Plan.

         2.       ADMINISTRATION

The Plan shall be administered by the Organization and Compensation Committee (the "Committee") of Aon Corporation's Board of Directors (the "Board"). The aggregate number of shares of Common Stock which may be the subject of Awards under this Plan shall be 8,600,000. From time to time the Board may allocate additional shares of Common Stock to be the subject of Awards under this Plan. All questions involving eligibility for Awards, interpretations of the provisions of the Plan, or the operation of the Plan shall be decided by the Committee. No member of the Committee shall be eligible to receive an Award under the Plan. All determinations of the Committee shall be conclusive. The Committee may obtain such advice or assistance as it deems appropriate from persons not serving on the Committee.

         3.       ELIGIBILITY

Awards  may be  made  under  the  Plan  to  key  employees  of  the  Corporation
("Participants") as approved by the Committee. The Awards shall be at the discretion of the Committee and may vary by Participant.


         4.       TERMS AND CONDITIONS

An Award shall vest after a Participant's period of continuous employment by the Corporation from the date of an Award ("Award Date") in accordance with the schedule set forth below:

          Participant's Full Years of Continuous
          --------------------------------------
                Employment From Award Date                   Percent Vested
                --------------------------                   --------------

                            3                                      20
                            4                                      10
                            5                                      10
                            6                                      10
                            7                                      10
                            8                                      10
                            9                                      10
                            10                                     20

Within 30 days of the vesting of any portion of an Award by virtue of the Participant's completing the full years of continuous employment as set forth above, the Corporation shall deliver to the Participant a stock certificate covering the requisite number of shares. Delivery of such certificates is conditioned on the Participant's prior compliance with the terms of paragraph 6. Upon receipt of such stock certificate, the Participant is free to hold or, subject to paragraph 12, dispose of it at will. The Participant does not have the right to vote any shares subject to an Award or receive dividends on such shares prior to the time they are delivered. The Committee at its discretion may alter the terms of the vesting of Awards. The Committee shall have the discretion to discharge all or a portion of its obligation under this paragraph by paying to the Participant an amount of money equal to the fair market value of all or a portion of the undelivered shares on the date the shares become vested, less all taxes required to be withheld or otherwise deducted and paid by the Corporation as a result of the distribution to the Participant. "Fair Market Value," as used in this paragraph and hereon, with regard to a date means the arithmetic mean of the high and low prices of the Common Stock as quoted on the New York Stock Exchange, as published in The Wall Street Journal, or, if The Wall Street Journal is no longer published, such other periodical as is chosen by the Committee.

         5.       EMPLOYMENT TERMINATION

If a Participant's employment terminates because of death or disability all unvested Awards will continue to vest in accordance with Paragraph 4. If a Participant's employment terminates for any reason, other than by death or disability, all unvested Awards will be forfeited; however, the Committee shall have the discretion to deliver shares of Common Stock representing all or a portion of any remaining unvested Award with respect to specific terminating Participants if, after reviewing all of the facts and circumstances of such termination, the Committee determines that such delivery is appropriate and equitable as to a Participant.

         6.       TAXES

A Participant shall have the duty to pay to the Corporation an amount equal to all taxes required by any government to be withheld or otherwise deducted and paid by the Corporation as a result of the distribution to the Participant of any shares subject to an Award. Shares subject to an Award shall not be delivered to the Participant until such time as such payment has been made.

The Committee may, in its discretion and subject to such rules as it may adopt, permit Participant to pay all or a portion of such taxes arising in connection with vesting of an Award by electing to have the Corporation withhold shares of Common Stock otherwise issuable having a Fair Market Value equal to all or any portion of such tax to be satisfied in this manner.

         7.       ADJUSTMENT IN EVENT OF CHANGES IN CAPITALIZATION

In the event of a recapitalization, stock split, stock dividend, combination or exchange of shares, merger, consolidation, rights offering, separation, reorganization or liquidation, or any other change in the corporate structure or shares of the Corporation, the Committee may make such equitable adjustments, to prevent dilution or enlargement of rights, as it may deem appropriate in the number and class of shares subject to an Award.

         8.       NO RIGHT TO CONTINUED EMPLOYMENT

Nothing in the Plan shall confer on a Participant any right to continue in the employ of the Corporation or in any way affect the Corporation's right to terminate the Participant's employment at any time without prior notice and for any or no reason.

         9.       IMPACT ON OTHER BENEFITS

The value of any shares delivered (or money in lieu thereof) under this Plan shall not be includable as compensation or earnings for purposes of any other benefit plan offered by the Corporation.

         10.      BENEFICIARY

Any shares deliverable after a Participant's death (or money in lieu thereof ) shall be delivered (or paid) to the beneficiary as designated in writing by the Participant. If no beneficiary is so designated, delivery (or payment) will be made to the Participant's estate. The Participant may change the designated beneficiary of this Plan by filing with the Committee written notices of such change.

         11.      TERMINATION OR AMENDMENT OF THE PLAN

The Board shall have the right to amend or terminate the Plan at any time. An Award, however, may not in any way be affected or limited by any Plan amendment or termination approved after the date of the Award without the Participant's written consent.

         12.      REGULATORY COMPLIANCE AND LISTING

The delivery of any shares under this Plan may be postponed by the Corporation for such period as may be required to comply with any applicable requirements under the Federal or State securities laws, any applicable listing or other requirements of any national securities exchange and requirements under any other law or regulation applicable to the delivery of such shares, and the corporation shall not be obligated to deliver any shares under this Plan if such delivery shall constitute a violation of any provision of any law or of any regulation of any governmental authority or any national securities exchange. In addition, the shares when delivered may be subject to conditions, including transfer restrictions, if required to comply with applicable securities law.

         13.      MISCELLANEOUS

The shares of Common Stock to be delivered under the Plan may be either authorized but unissued shares or shares which have been or may be reacquired by the Corporation, as determined from time to time by the Committee.

         14.      TRANSFERABILITY

No Awards and no right under any such Awards shall be transferable by a Participant otherwise than by will or by the laws of descent and distribution; provided, however, that if so determined by the Committee, a Participant may, in the manner established by the Committee:

     (a) designate a beneficiary or beneficiaries to exercise the rights of the Participant and receive any property distributable with respect to any Awards upon the death of the Participant, or;

     (b) transfer an Award to any member of such Participant's "immediate family" (as such term is defined in Rule 16a-1(e) promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or any successor rule or regulation) or to a trust or family partnership whose beneficiaries are members of such Participant's "immediate family."

No Award or right  under any such Award may be pledged,  alienated,  attached or
otherwise   encumbered,   any  purported  pledge,   alienation,   attachment  or
encumbrance thereof shall be void and unenforceable against the Corporation.

         15.      DEFERRAL OF AWARDS

Each Participant shall be entitled to defer all or a portion of an Award subject to the terms and conditions set forth below:

(a) Election to Defer Calendar Year Vesting. On or before December 31 of any year, each Participant shall be entitled to make an irrevocable election to defer receipt of all or a portion of any Award that will vest and would otherwise be distributed under the terms of this Plan in the second calendar year following the year in which the election is made.

(b) Election as to Period of Deferral. Each employee shall also make, within the time specified in Subsection (a) an irrevocable election as to the period of deferral and distribution in accordance with Subsection (f). The elections set forth in any notice described in this paragraph 15 shall pertain only to the period for which they are made, and if no election is made for a period no deferral will be made.

(c) Separate Accounts. Separate accounts for each deferral period shall be established and maintained for each Participant. Such accounts shall be book entries maintained by the Corporation, and the existence of such book entries shall not create and shall not be deemed to create a trust of any kind, or a fiduciary relationship between the Corporation and any Participant or beneficiary. Such accounts shall reflect the amount deferred for each deferral period specified in each election form by the Participant. In the event two or more accounts reflect deferred amounts which are to be paid at the same time, all such accounts shall be aggregated into a single account.

(d) Dividends Credited. As of each dividend payment date, each Participant's accounts shall be credited with the dividends that would be paid with respect to Common Stock vested and held in the Participant's accounts on the dividend payment date as if the Participant owned the stock credited. Dividends will be credited as if reinvested in whole or fractional shares on the dividend date.

(e) Election of Distribution. Any amount deferred for any period plus any dividends attributable thereto shall be payable under the method selected by the Participant under subsection (f), unless the Participant terminates employment before the Elected Distribution Date or receives a hardship withdrawal in accordance with subsections
           (h) or (i), respectively, before the period of deferral has expired.

(f) Method of Distribution. At the time the Participant elects to defer an Award pursuant to subsection (a), the Participant shall also make an irrevocable election as to (i) the beginning date of distribution with respect to amounts so credited to the accounts; and (ii) the number of annual installments, not in excess of ten, over which such distribution will be made. Payments, subject to the provisions of subsections (h) and (i) shall commence within 30 days following the date of distribution specified by the Participant in his or her deferral election (the "Elected Distribution Date"); provided,
                                                                       --------
           however, that the Committee may in its sole discretion determine that
           -------
           payments shall be made over a shorter period or in more frequent installments, or commence on an earlier date, or any or all of the above.

(g) Installment Payments. Annual installments will be paid within 30 days of the Elected Distribution Date or on the Actual Distribution Date, and every twelve months thereafter. The amount of the first payment shall be a fraction of the total balances of the Participant's accounts for such period as of the last day of the month preceding the Elected Distribution Date or the Actual Distribution Date (whichever is applicable), the numerator of which is one and the denominator of which is the total number of installments elected. The amount of each subsequent payment shall be a fraction of the amount as of the last day of the month preceding each subsequent payment, the numerator of which is one and the denominator of which is the total number of installments remaining.

(h) Termination of Employment Prior to Distribution Date. If the Participant terminates employment prior to the Elected Distribution Date, payments shall commence within 30 days of the first business day of the first calendar year following the year in which employment terminated. The date that payments commence shall be the "Actual Distribution Date," and distributions shall be made in the same number of annual installments as had been elected by the Participant at the time of the deferral election; provided, however, that the Committee may, in its sole discretion, determine that distribution to a terminated employee shall commence on any earlier or later date.

(i) Hardship Withdrawals. If a Participant or beneficiary would otherwise suffer severe financial hardship and distribution of amounts credited to the accounts has not yet commenced, deferral of amounts may be suspended and payment of amounts credited to the accounts shall commence within 30 days following the determination of the Committee that such hardship resulted from an unforeseeable emergency that is caused by an event beyond the control of the Participant or beneficiary. Such suspension or withdrawal may not exceed the amount necessary to meet the emergency. For purposes if this subsection, "unforeseeable emergency" is defined as a severe financial hardship to the Participant or beneficiary resulting from a sudden and unexpected illness or accident of the Participant or beneficiary or a dependent (as defined in Internal Revenue Code
           Section 152(a)) of the Participant or beneficiary, loss of property due to casualty, or other similar extraordinary and unforeseeable circumstances arising as a result of events beyond the control of a Participant or beneficiary. Payment may not be made to a Participant or beneficiary to the extent that such hardship is or may be relieved through (i) reimbursement or compensation by insurance or otherwise; or (ii) by the liquidation of the Participant's assets, to the extent the liquidation of such assets would not itself cause severe financial hardship.

(j)        Distribution  Upon  Death  after  Payments  Have  Commenced.  If  any
           Participant dies before receiving all amounts credited to such Participant's accounts, the unpaid amounts in the Participant's accounts shall be paid to the Participant's beneficiary or beneficiaries in accordance with the last effective beneficiary designation form filed by the Participant. Such unpaid amounts shall be paid in the same manner and at the same time as had been elected by the Participant prior to such Participant's death.

(k) Form of Distribution. Distributions will be in the form of Common stock, provided, however, that the Committee, in its sole discretion, may modify such form of distribution. Furthermore, the Committee shall have the discretion to discharge all or a portion of its obligation under this paragraph by paying to the Participant an amount of money equal to the Fair Market Value of all or a portion of the account, less applicable withholding taxes.

(l) Participant Rights. A Participant or beneficiary shall not have any interest in the deferred Award and dividends credited to his accounts until such accounts are distributed in accordance with the Plan. All amounts deferred or otherwise held for the account of a Participant under the Plan shall remain the sole property of the Corporation, subject to the claims of general creditors and available for use for whatever purposes are desired. With respect to amounts deferred or otherwise held for the account of a Participant, the Participant is merely a general creditor, and the obligation of the Corporation hereunder is purely contractual and shall not be funded or secured in any way. The notice shall be written in a manner calculated to be understood by the claimant. The Corporation shall afford a Participant or beneficiary whose claim for benefits has been denied 60 days from the date notice of such denial is delivered or mailed in which to appeal the decision in writing to the Committee. If the Participant or beneficiary appeals the decision in writing within 60 days, the Committee shall review the written comments and any submissions of the Participant or beneficiary and render its decision regarding the appeal all within 60 days of such appeal.

(m) Non-alienability and Nontransferability. The rights of a Participant to the payment of Awards deferred pursuant to this paragraph shall not be assigned, transferred, pledged or encumbered, or be subject in any manner to alienation or anticipation. No Participant may borrow against his accounts. No accounts with respect to deferred compensation shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, charge, garnishment, execution, or levy of any kind, whether voluntary or involuntary, including any liability which is for alimony or other payments for the support of a spouse or former spouse, or for any other relative of any Participant.

(n) Committee Delegation. The Committee may delegate its administrative responsibilities as it shall, from time to time, deem advisable.

(o) Payment of Benefits to Disabled Individuals. Any amounts payable hereunder to any person under legal disability or who, in the judgment of the Corporation, is unable to properly manage his financial affairs may be paid to the legal representative of such person or may be applied for the benefit of such person in any manner which the Corporation may select.

(p) Liability. No member of the Board, no employee of the Corporation, and no member of the Committee (nor the Committee itself) shall be liable for any act or action hereunder whether of omission or commission, by any other member or employee or by any agent to whom duties in connection with the administration of the Plan have been delegated or, except in circumstances involving his bad faith, gross negligence or fraud, for anything done or omitted to be done by himself. The Corporation will fully indemnify and hold the members of the Committee harmless from any liability hereunder, except in circumstances involving a Committee member's bad faith, gross negligence, or fraud. The Corporation or the Committee may consult with legal counsel, who may be counsel for the Corporation or other counsel, with respect to its obligation or duties hereunder, or with respect to any action or proceeding or any question of law, and shall not be liable with respect to any action taken or omitted by it in good faith pursuant to the advice of counsel.

(q) Unfunded Status of the Plan. Any and all payments made to the Participant pursuant to the Plan shall be made only from the general assets of the Corporation. All accounts under the Plan shall be for bookkeeping purposes only and shall not represent a claim against specific assets of the Corporation. Nothing contained in this Plan shall be deemed to create a trust of any kind or create any fiduciary relationship.

         16.      EFFECTIVE DATE OF THE PLAN

The Plan as amended and restated shall become effective as of the date of approval of this Plan by the Board and the stockholders of the Company.