Form 10-Q
period 1997-06-30
AON CORP
filed 1997-08-14
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        -          OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

        _       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-7933

                                 Aon Corporation
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)


               DELAWARE                                36-3051915
               --------                                ----------
     (State or Other Jurisdiction of                 (IRS Employer
      Incorporation or Organization)                  Identification No.)



  123 N. WACKER DR, CHICAGO, ILLINOIS                    60606
  -----------------------------------                    -----
(Address of Principal Executive Offices)               (Zip Code)

            (312) 701-3000
            --------------
      (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

Number of shares of common stock outstanding:

                                                         No. Outstanding
                Class                                     as of 6-30-97
                -----                                     -------------

        $1.00 par value Common                             167,213,341
(Adjusted to reflect a three-for-two stock
    split payable May 14, 1997 to stock
     holders of record on May 1, 1997)

                                     Part 1
                             Financial Information
                                Aon CORPORATION
            Condensed Consolidated Statements of Financial Position



                       (millions)                                       As of                  As of
Assets                                                              June 30, 1997          Dec. 31, 1996
                                                                 -------------------    -------------------
                                                                  (Unaudited)
Investments
  Fixed maturities - available for sale                          $          2,903.2      $         2,826.1
  Equity securities at fair value
    Common stocks                                                             435.1                  393.8
    Preferred stocks                                                          378.8                  485.3
  Mortgage loans on real estate                                                24.1                   29.0
  Real estate (net of accumulated depreciation)                                12.0                   17.8
  Policy loans                                                                 58.2                   58.2
  Other long-term investments                                                 150.7                  136.2
  Short-term investments                                                    1,189.0                1,266.3
                                                                 -------------------    -------------------
      Total investments                                                     5,151.1                5,212.8



Cash                                                                        1,331.6                  410.1


Receivables
  Insurance brokerage and consulting
   services                                                                 4,564.3                3,565.9
  Premiums and other                                                        1,214.2                  989.3
  Accrued investment income                                                    67.2                   69.2
                                                                 -------------------    -------------------
      Total receivables                                                     5,845.7                4,624.4





Deferred Policy Acquisition Costs                                             570.0                  598.8
Cost of Insurance and Renewal Rights Purchased                                531.9                  537.5
Excess of Cost over Net Assets Purchased                                    2,195.9                1,060.2
Property and Equipment at Cost (net of                                        441.0                  323.2
  accumulated depreciation)
Assets Held Under Special Contracts                                            85.7                   87.3
Other Assets                                                                1,254.0                  868.4

                                                                 -------------------    -------------------
      Total Assets                                               $         17,406.9     $         13,722.7
                                                                 ===================    ===================




                                                                         As of                  As of
Liabilities and Equity                                               June 30, 1997          Dec. 31, 1996
                                                                 -------------------    -------------------
                                                                  (Unaudited)
Policy Liabilities
  Future policy benefits                                         $          1,080.3     $          1,079.4
  Policy and contract claims                                                  835.4                  840.9
  Unearned and advance premiums                                             2,017.2                1,925.2
  Other policyholder funds                                                    678.9                  514.1
                                                                 -------------------    -------------------
      Total policy liabilities                                              4,611.8                4,359.6

General Liabilities
  Insurance premiums payable                                                5,775.2                4,143.7
  Commissions and general expenses                                            976.5                  776.8
  Short-term borrowings                                                       479.3                  213.4
  Notes payable                                                               621.6                  475.1
  Debt guarantee of ESOP                                                       46.1                   46.1
  Liabilities held under special contracts                                     85.7                   87.3
  Other liabilities                                                         1,143.2                  737.8
                                                                 -------------------    -------------------
      Total Liabilities                                                    13,739.4               10,839.8

Commitments and Contingent Liabilities
Redeemable Preferred Stock                                                     50.0                   50.0

Company-obligated Mandatorily Redeemable
  Preferred Capital Securities of Subsidiary
  Trust holding solely the Company's Junior
  Subordinated Debentures                                                     800.0                    -

Stockholders' Equity
  Preferred stock - $1 par value                                                5.5                    5.5
  Common stock - $1 par value                                                 171.1                  114.1
  Paid-in additional capital                                                  450.3                  475.4
  Net unrealized investment gains                                             159.2                  153.1
  Net foreign exchange gains/(losses)                                         (46.1)                   1.0
  Retained earnings                                                         2,354.0                2,356.8
  Less - Treasury stock at cost                                              (100.9)                (121.5)
         Deferred compensation                                               (175.6)                (151.5)
                                                                 -------------------    -------------------
      Total Stockholders' Equity                                            2,817.5                2,832.9

                                                                 -------------------    -------------------
      Total Liabilities and Equity                               $         17,406.9     $         13,722.7
                                                                 ===================    ===================

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(millions except per share data)

                                                                        Second Quarter Ended               Six Months Ended
                                                                     ---------------------------     ---------------------------

                                                                        June 30,       June 30,         June 30,      June 30,
                                                                          1997           1996             1997          1996
                                                                     ------------   ------------     ------------   ------------
Revenue
   Brokerage commissions and fees ..............................     $     885.0    $     445.5      $   1,726.7    $     913.5
   Premiums earned .............................................           408.9          381.3            793.3          759.3
   Net investment income .......................................           117.6           92.6            233.4          177.3
   Realized investment gains ...................................               -              -              2.4              -
   Other income ................................................            13.0           13.0             23.0           24.4
                                                                     ------------   ------------     ------------   ------------
       Total revenue earned ....................................         1,424.5          932.4          2,778.8        1,874.5
                                                                     ------------   ------------     ------------   ------------

Benefits and Expenses
   Commissions and general expenses ............................           922.3          524.6          1,811.7        1,054.0
   Benefits to policyholders ...................................           215.6          192.8            420.8          378.8
   Interest expense ............................................            15.9           10.1             30.6           19.3
   Amortization of deferred policy acquisition costs ...........            58.4           55.0            111.9          108.1
   Amortization of intangible assets ...........................            33.4           18.4             64.7           37.2
   Special charges .............................................            27.0           30.2            172.0           30.2
                                                                     ------------   ------------     ------------   ------------
       Total benefits and expenses .............................         1,272.6          831.1          2,611.7        1,627.6
                                                                     ------------   ------------     ------------   ------------

Income from Continuing Operations Before
   Income Tax and Minority Interest ............................           151.9          101.3            167.1          246.9
      Provision for income tax .................................            57.0           36.0             62.7           85.1
                                                                     ------------   ------------     ------------   ------------

Income from Continuing Operations Before
   Minority Interest ...........................................     $      94.9    $      65.3      $     104.4    $     161.8
      Minority Interest - 8.205% mandatorily redeemable
         preferred capital securities ..........................           (10.7)             -            (19.5)             -
                                                                     ------------   ------------     ------------   ------------

Income from Continuing Operations ..............................            84.2           65.3             84.9          161.8

Discontinued Operations:
Income from discontinued operations, net of tax ................               -              -                -           22.4
Gain on disposal of discontinued operations, net of tax ........               -           21.0                -           21.0

                                                                     ============   ============     ============   ============
Net Income .....................................................     $      84.2    $      86.3      $      84.9    $     205.2
                                                                     ============   ============     ============   ============

Net Income Available for Common Stockholders (1) ...............     $      80.9    $      81.2      $      78.2    $     195.0
                                                                     ============   ============     ============   ============

Per Share: (2)
Income from continuing operations (1) ..........................     $      0.48    $      0.36   $         0.46    $      0.92
Income from discontinued operations ............................               -              -                -           0.13
Gain on disposal of discontinued operations ....................               -           0.13                -           0.13
                                                                     ============   ============     ============   ============
Net income (1) .................................................     $      0.48    $      0.49   $         0.46    $      1.18
                                                                     ============   ============     ============   ============

Cash dividends paid on common stock (2) ........................     $      0.26    $      0.24      $      0.50    $      0.47
                                                                     ============   ============     ============   ============

Average common and common equivalent shares outstanding (2) ....           169.3          164.7            169.2          164.7
                                                                     ------------   ------------     ------------   ------------

(1) Includes the effect of $3.3 million and $6.7 million of dividends incurred on the 8% and redeemable preferred stock and $5.1 million and $10.2 million of dividends incurred on 8%, 6.25% and redeemable preferred stock in second quarter and six months ended June 30, 1997 and 1996, respectively.

(2)  Reflects the three-for-two stock split on May 14, 1997.

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                         Six Months Ended
                                                                                ----------------------------------
                                                                                   June 30,            June 30,
(millions)                                                                           1997                1996
                                                                                --------------      --------------

Cash Provided by Operating Activities .......................................   $       294.3       $       297.4
                                                                                --------------      --------------
Cash Flows from Investing Activities:
     Sale (purchase) of short term investments-net ..........................           285.5              (634.6)
     Sale or maturity of fixed maturities
       Available for sale -   Maturities ....................................            61.3                78.7
                              Calls and prepayments .........................            72.9               130.8
                              Sales .........................................           526.6               439.4
     Sale of equity  investments ............................................           639.1               301.3
     Sale or maturities of other investments ................................            32.9                41.0
     Purchase of fixed maturities - available for sale ......................          (757.9)             (984.6)
     Purchase of equity investments .........................................          (655.8)             (293.0)
     Purchase of other investments ..........................................           (38.1)             (154.4)
     Disposition (acquisition) of subsidiaries ..............................        (1,288.8)            1,273.9
     Acquired fiduciary funds from Alexander & Alexander Services, Inc.......           734.0                   -
     Property and equipment and other .......................................           (28.7)              (35.1)
                                                                                --------------      --------------
                              Cash Provided (Used) by Investing Activities ..          (417.0)              163.4
                                                                                --------------      --------------

Cash Flows from Financing Activities:
     Treasury stock transactions - net ......................................            21.9               (27.9)
     Issuance (repayment) of short-term borrowings - net ....................           258.0              (262.9)
     Sale of mandatorily redeemable preferred capital securities ............           800.0                   -
     Repayment of long-term debt ............................................           (71.8)               (2.4)
     Interest sensitive life, annuity and investment contract deposits ......           154.1               348.2
     Interest sensitive life, annuity and investment contract withdrawals ...            (6.8)             (427.1)
     Retirement of preferred stock ..........................................               -               (14.2)
     Cash dividends to stockholders .........................................           (88.9)              (86.3)
                                                                                --------------      --------------
                              Cash Provided (Used) by Financing Activities ..         1,066.5              (472.6)
                                                                                --------------      --------------

Effect of Exchange Rate Changes on Cash .....................................           (22.3)                  -
Increase (Decrease) in Cash .................................................           921.5               (11.8)
Cash at Beginning of Period .................................................           410.1               115.3
                                                                                --------------      --------------
Cash at End of Period .......................................................         1,331.6               103.5
                                                                                ==============      ==============

See the accompanying notes to condensed consolidated financial statements

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

2.       Stock Split
         -----------

         On March 21, 1997, Aon's board of directors authorized a three-for-two stock split, payable in the form of a stock dividend, of Aon's $1.00 par value common stock, with approximately 57 million shares payable on May 14, 1997. The stock split has not been retroactively reflected in the December 31, 1996 condensed statement of consolidated financial position. The effect of the stock split was to increase common stock and decrease additional paid-in-capital by $57 million. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

3.       Statements of Financial Accounting Standards (SFAS)
         ---------------------------------------------------

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (Reporting Comprehensive Income) and Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information). Statement No. 130 establishes standards for reporting and classifying components of comprehensive income in the financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement No. 131 established standards for providing disclosures related to products and services, geographic areas, and major customers. Aon anticipates adopting these statements in its 1998 financial statements as required. Implementation of these Statements is not expected to have a material effect on Aon's financial statements.

         In February 1997, the FASB issued Statement No. 128 (Earnings per Share). This Statement changes the standards for computing earnings per share (EPS). Under the new requirements for calculating primary EPS, the dilutive effect of stock options will be excluded. The provisions of this Statement are to be applied after December 15, 1997, and require retroactive restatement of all prior periods presented. Aon anticipates adopting this statement in its December 31, 1997 financial statements as required. Implementation of this Statement is not expected to have a material effect on Aon's financial statements.

         In first half 1997, Aon adopted Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities) in its financial statements as required. Implementation of this Statement did not have a material effect on Aon's financial statements.

4.       Capital Stock
         -------------

         During first half 1997, Aon reissued 661,100 shares of common stock from treasury for employee benefit plans. Aon purchased 56,600 shares of its common stock at a total cost of $2.4 million during first half 1997. In addition, Aon reissued 243,100 shares of common stock held in connection with business combinations. There were 3.9 million shares of common stock held in treasury at June 30, 1997.

5.       Capital Securities
         ------------------

         In January 1997, Aon created Aon Capital A, a statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.

         Aon Capital A issued $800 million of 8.205% capital securities in January 1997. The proceeds from the issuance of the capital securities were used to finance a portion of Aon's acquisition of Alexander and Alexander Services Inc. (A&A). The capital securities are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events. The capital securities are categorized on the condensed consolidated statement of financial position as "Company-obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust holding solely the Company's Junior Subordinated Debentures." The after-tax interest incurred on the capital securities is reported as
         minority   interest  on  the  condensed   consolidated   statements  of
         operations.

6.       Business Combinations
         ---------------------

         In first quarter 1997, Aon completed its acquisition of A&A for a purchase price of approximately $1.2 billion. The acquisition of A&A was accounted for by the purchase method and was financed by the issuance of the capital securities, commercial paper, and by internal funds. Results have been included in Aon's consolidated financial statements since January 1, 1997. While A&A was acquired in early 1997, the purchase valuation has not yet been completed. Preliminary purchase accounting liabilities of approximately $200 million were recorded as of June 30, 1997,primarily relating to severance and related costs, and the consolidation of real estate space. Preliminary intangible assets of approximately $1.2 billion were created by the acquisition.

         If the A&A acquisition had been consummated on January 1, 1996, the first half 1996 unaudited proforma consolidated results of operations would have resulted in total revenues of approximately $2.5 billion, income from continuing operations of $172 million ($0.86 per share) and net income of $215 million ($1.12 per share).

         Pro forma financial information presented is not necessarily indicative either of results of operations that would have occurred had the acquisition been effective on January 1, 1996, or of future results of the operations of Aon. In addition, the effect of one-time restructuring and investment losses recognition charges related to the A&A acquisition are not reflected in the proforma 1996 results above. These restructuring and investment losses charges have been reflected in first half 1997 (see note 7).

7.       Special Charges
         ---------------

         In second quarter 1997, Aon recorded pretax special charges of $27 million ($16.9 million after-tax or $0.10 per share) to recognize investment losses incurred at A&A before Aon acquired A&A. Aon discovered in the second quarter that A&A's investment portfolio, as it had been constructed before Aon's acquisition, contained certain highly volatile securities with previously unrecognized losses. Aon immediately sold those particular securities and undertook a full financial review into the size and causes of all losses. The review was completed early in third quarter 1997 and revealed that A&A's portfolio had included certain highly volatile securities (such as inverse floater tranches of collateralized mortgage obligations), which had been incorrectly classified as high quality money market instruments. At Aon's acquisition date, the carrying value of certain securities in A&A's portfolio was overstated by the previously unrecognized investment losses. These charges were reflected as a separate component of total benefits and expenses in the condensed consolidated statements of operations.

         In first quarter 1997, Aon recorded pretax special charges of $145 million ($90.6 million after-tax or $0.54 per share), primarily related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of A&A. These charges were reflected as a separate component of total benefits and expenses in the condensed consolidated statements of operations. In connection with the first quarter 1997 special charges, Aon had approximately $110 million reported in other liabilities at June 30, 1997, representing amounts related to the special charges that have not yet been paid. Pretax restructuring charges include approximately $105 million associated with real estate activities including the closure, abandonment and downsizing of various offices around the world, and other consolidation costs. The restructuring charges related to consolidating real estate space are expected to be paid out over several years. Special charges for severance and related costs, involving over 600 positions, were approximately $40 million. Terminations resulting from workforce reductions are planned to take place within one year.

         Approximately 2,000 additional terminations resulting from workforce reductions are planned to take place within one year. Severance and related costs related to these workforce reductions are included as part of the preliminary purchase accounting liabilities recorded as of June 30, 1997 (see note 6).

         In 1996, Aon recorded pretax special charges of $90.5 million ($59.3 million after-tax or $0.36 per share). In connection with the 1996 special charges, Aon had approximately $60 million reported in other liabilities at June 30, 1997 representing amounts related to the special charges that have not yet been paid.

8.       A&A Discontinued Operations
         ---------------------------

         A&A discontinued its insurance underwriting operations in 1985 and sold Sphere Drake Insurance Group (Sphere Drake) in 1987. In connection with the sale of Sphere Drake, A&A agreed to provide indemnites to the purchaser for various potential liabilities, including provisions covering future losses on certain insurance pooling arrangements between Sphere Drake and Orion Insurance Company (Orion), a UK based insurance company placed in provisional liquidation in 1994, and future losses pursuant to a stop-loss reinsurance contract between Sphere Drake and Lloyds Syndicate 701. The Sphere Drake's sales agreement also requires A&A to assume any losses in respect of the actions or omissions by Swann & Everett Underwriting Agency, an underwriting manangement company previously managed by Alexander Howden & Group Limited, a subsidiary of A&A.

         The net liabilities of discontinued operations shown in the accompanying condensed consolidated statements of financial position include insurance liabilities associated with the above indemnities, liabilities of its insurance underwriting subsidiaries that are currently in run-off and its indemnification of certain liabilities relating to subsidiares sold. Excluded from these liabilities is A&A long-term debt related to two reinsurance contracts which are associated with the financing of discontinued operations. Included in Aon's June 30, 1997 condensed consolidated statement of financial position and condensed consolidated statement of operations is long-term debt of $50 million and related interest expense of $2.3 million, respectively. The net liabilities for discontinued operations as of June 30, 1997 are composed of the following:

(millions)
--------------------------------------------------------------------------------
Assets:
  Insurance liabilities recoverable under finite risk contracts         $  147
  Reinsurance recoverables                                                  59
  Cash and investments                                                      31
  Other                                                                      9
--------------------------------------------------------------------------------
Total assets                                                            $  246
--------------------------------------------------------------------------------
  Liabilities:
  Insurance liabilities                                                 $  275
  Other                                                                     16
--------------------------------------------------------------------------------
Total liabilities                                                          291
--------------------------------------------------------------------------------
Total net liabilities of discontinued operations classified
  as other liabilities                                                  $   45
--------------------------------------------------------------------------------

         The insurance liabilities represent estimates of future claims expected to be made under occurrence- based insurance policies and reinsurance business covering primarily asbestosis, environmental pollution, and latent disease risks in the United States which are coupled with substantial litigation expenses. These claims are expected to develop and be settled over the next twenty to thirty years.

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

         While the insurance liabities set forth above represent A&A's best estimate of the probable loss amounts, there is no assurance that further adverse developments may not occur due to variables inherent in the estimation processes and other matters described above. Based on independent actuarial estimates of a range of reasonably possible loss amounts, liabilities could exceed recorded amounts, subject to offset in the event of such adverse development by way of amounts recoverable under the finite risk contracts referenced above. Aon believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover A&A's exposure.

9.       Contingencies
         -------------

         A&A Contingencies
         -----------------

         A certain pending claim asserted against A&A and certain of its subsidiaries allege that certain Alexander Howden subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies. In an action brought in 1988 against A&A and certain subsidiaries, plaintiffs seek compensatory and punitive damages, as well as treble damages under RICO totaling $36 million. The defendants have counterclaimed against certain of the plaintiffs for contribution. Management of Aon believes that A&A has valid defenses to all the claims that have been made with respect to these activities and A&A is vigorously defending the pending action. This action is covered under A&A's professional indemnity program, except for possible damages under RICO. Aon currently believes the reasonably possible loss that might result from this action, if any, would not be material to Aon's financial position or results of operations.

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

         Other Contingencies
         -------------------

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


10.      Derivatives and Market Risk Disclosure
         --------------------------------------

         In first quarter 1997, the Securities and Exchange Commission (SEC) issued new rules related to disclosure concerning derivative accounting policy and market risk outside the financial statements. Aon has adopted the additional accounting policy disclosures as required in the notes to the June 30, 1997 financial statements based on a review of current derivatives and related accounting policies as set forth in note 11 in the Annual Report for the year ended December 31, 1996. The following additional disclosure references all material derivative activity that Aon is currently engaged in.

         In most cases, derivatives hedging the invested asset portfolio are hedging the portfolio as a whole. The sale, maturity or extinguishment of a hedged item would not affect the accounting method for the derivative. The only time the accounting relating to the termination of a hedge would differ from the company's regular accounting practices would be if the hedge ceases to meet the criteria for hedge accounting.

         The following criteria must be met in order for a derivative to qualify for hedge accounting. The derivative must be designated as a hedge at inception and be consistent with Aon's policy for risk management. The hedged item must have a reliably measurable fair value and changes in fair value must have the potential to affect future earnings. Changes in the fair value of the derivative must be expected to substantially offset changes in the fair value of the designated item attributable to the risk being hedged.

         If the criteria for hedge accounting is not met, the resulting gain or loss from the termination of the hedge would be realized through the statement of operations in the current period.

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                     FOR SECOND QUARTER AND FIRST HALF 1997


Consolidated Results
--------------------

Brokerage commissions and fees increased $439.5 million or 98.7% and $813.2 million or 89% in second quarter and first half 1997, respectively, reflecting primarily business combination activity related to the acquisitions of A&A in first quarter 1997 and Bain Hogg Group (Bain Hogg) in fourth quarter 1996.

Premiums earned increased $27.6 million or 7.2% and $34 million or 4.5% in second quarter and first half 1997, respectively, compared with the same periods last year. Extended warranty premiums earned increased $30.7 million or 32% in the quarter reflecting continued growth in both the mechanical and the appliance and electronic lines. There was also continued modest growth in direct sales business. The planned runoff of North American auto credit business partially offset this increase.

Net investment income increased $25 million or 27% and $56.1 million or 31.6% in the second quarter and first half 1997, respectively, when compared to prior year. Investment income growth in first half was primarily related to brokerage acquisitions, and to income received on certain private equity investment holdings. In addition, net investment income from insurance brokerage and consulting operations, primarily relating to fiduciary funds, increased to $38 million in second quarter 1997 from $17 million in 1996, and to $77 million in first half 1997 from $34 million in 1996, primarily due to brokerage acquisition activity.

Total revenue increased $492.1 million or 52.8% and $904.3 million or 48.2% in the second quarter and first half 1997, respectively, largely attributable to acquisition-related growth in brokerage commissions and fees. Net realized investment gains were $2.4 million in first half 1997. There were no realized investment gains in first half 1996. First half 1997 revenue, excluding realized investment gains, increased 48.1% when compared to prior year.

Benefits to policyholders increased 11.8% or $22.8 million and 11.1% or $42 million in second quarter and first half 1997, respectively, reflecting a higher volume of new extended warranty business. This increase was partially offset by lower claims paid on auto credit business that had been in runoff since second quarter 1996. It is anticipated that this business will continue to runoff as planned.

In second quarter 1997, Aon recorded pretax special charges of $27 million ($16.9 million after-tax) to recognize investment losses incurred at Alexander and Alexander Services, Inc. (A&A) before Aon acquired A&A. Aon discovered in the second quarter that A&A's investment portfolio, as it had been constructed before Aon's acquisition, contained certain highly volatile securities with previously unrecognized losses. Aon immediately sold those particular securities and undertook a full financial review into the size and causes of all losses. The review was completed early in third quarter 1997 and revealed that A&A's portfolio had included certain highly volatile securities (such as inverse floater tranches of collateralized mortgage obligations), which had been incorrectly classified as high quality money market instruments. At Aon's acquisition date, the carrying value of certain securities in A&A's portfolio was overstated by the previously unrecognized investment losses.

In first quarter 1997, Aon recorded pretax special charges of $145 million ($90.6 million after-tax) which were primarily related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of A&A. Restructuring charges included approximately $105 million associated with real estate activities including the closure, abandonment and downsizing of various offices around the world, and other consolidation costs. The restructuring charges related to consolidating real estate space are expected to be paid out over several years. Special charges for severance and related costs, involving over 600 positions, were approximately $40 million. Terminations resulting from workforce reductions are planned to take place within one year.

Approximately 2,000 additional terminations resulting from workforce reductions are planned to take place within one year. Severance and related costs related to these workforce reductions are included as part of the preliminary purchase accounting liabilities recorded as of June 30, 1997 (see note 6).

In second quarter 1996, Aon reported pretax special charges of $30.2 million ($19.5 million after-tax) related to early retirement programs. Both the 1997 and 1996 special charges were reflected as a separate component of total benefits and expenses in the condensed consolidated statements of operations.

Total benefits and expenses increased $441.5 million or 53.1% and $984.1 million or 60.5% in the same periods. The increases in the second quarter and first half expenses reflect the inclusion of pretax special charges of $27 million and $172 million in second quarter and first half 1997, respectively, related to investment losses incurred at A&A prior to Aon's acquisition and restructuring costs associated with the merger with A&A, and $30.2 million in second quarter and first half 1996 related to the completion of voluntary early retirement programs. Total benefits and expenses, excluding the 1997 and 1996 special charges, increased 55.5% and 52.7% for the second quarter and first half 1997, respectively, primarily reflecting brokerage acquisition activity. Income before income tax increased $50.6 million or 50% in second quarter 1997 and decreased $79.8 million or 32.3% in the first half 1997, respectively, when compared to prior year. The decrease in first half pretax earnings reflects the inclusion of special charges and is offset, in part, by growth in the insurance brokerage and consulting segment following the A&A and Bain Hogg acquisitions. Excluding special charges, income before income tax increased 36% and 22.4% when compared to second quarter and first half 1996, respectively.


Major Lines of Business
-----------------------

General
-------

In the insurance brokerage and consulting services segment, Aon reported first half 1997 pretax special charges of $145 million related to the acquisition of A&A. In second quarter 1997, Aon reported $27 million of pretax special charges related to investment losses at A&A in the corporate and other segment. Aon also reported second quarter 1996 special charges of $30.2 million related to early retirement programs. The 1996 special charges were allocated to each of the major lines of business. For purposes of the following line of business discussions, comparisons against last year's results exclude special charges. Cost savings associated with the integration of similar businesses among Aon, A&A and Bain Hogg began to be realized starting in second quarter 1997. Management anticipates that the full benefit of cost savings on operations will be achieved starting in 1998. In addition, references to income before income tax exclude minority interest.

Insurance Brokerage and Consulting Services
-------------------------------------------

In first quarter 1997, Aon acquired A&A for approximately $1.2 billion. In fourth quarter 1996, Aon acquired Bain Hogg. As a result, revenue and income before income tax results between second quarter and first half 1997 and 1996 are not comparable.

Insurance and other services (retail, reinsurance and wholesale brokerage) revenue increased $387.7 million or 99.1% in the second quarter 1997 and $725.6 million or 90.2% for the first half 1997 when compared with the same periods last year, largely due to acquisition activity. Insurance and other services continued to reflect highly competitive property and casualty pricing in the domestic market.

"Consulting" provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $73 million or 102.5% and $130.8 million or 91.8% for the second quarter and first half 1997, respectively, when compared to prior year, primarily due to acquisition activity and to a lesser extent, expanding integrated human resources consulting programs.

Overall, revenue for the insurance brokerage and consulting services segment increased $460.7 million or 99.7% and $856.4 million or 90.4% in the second quarter and first half 1997, respectively. Income before income tax increased $70.2 million or 122.7% and $93.6 million or 65.7% when compared to second quarter and first half 1996, respectively. The brokerage segment continues to be impacted by a soft property and casualty market, particularly in the reinsurance brokerage business. Acquisitions accounted for approximately 90-95% of the above revenue growth in the quarter. Excluding the impact of acquisitions, revenue and pretax income results related to brokerage core businesses demonstrated modest growth in a very competitive environment.

U.S./International Results
--------------------------

Second quarter U.S. insurance brokerage and consulting services revenue represents 55% of the worldwide total and U.S. income before income tax represents 49% of the worldwide total. International brokerage revenue of $412 million increased 200.3% for the second quarter, primarily reflecting the A&A and Bain Hogg acquisitions. International brokerage income before income tax
increased  385%  for  the  second  quarter   reflecting  the  above  mentioned
acquisition activity. International brokerage revenues for risk management and insurance brokerage services generally are strongest during the first quarter of the year, particularly for Continental Europe, while expenses are incurred on a more even basis throughout the year.

Insurance Underwriting
----------------------

The insurance underwriting line of business provides direct sales life and accident and health products, and extended warranty products to individuals. Revenue increased $29.7 million or 6.7% and $39 million or 4.4% for the second quarter and first half 1997, respectively, when compared to prior year primarily due to growth in the worldwide extended warranty lines. Direct sales business grew modestly as life business in Europe and the Pacific continues to runoff as planned.

Pretax income from insurance underwriting increased $3.8 million or 5.7% and $10.1 million or 8.1% in the second quarter and first half 1997, respectively, when compared with last year. Overall, benefit and expense margins in second quarter 1997 did not suggest any significant shift in operating trends. Direct sales accident & health business improved its pretax margin in part due to good general expense controls and good international health product sales. Certain specialty liability programs and auto credit business continued to be profitably run off.

U.S./International Results
--------------------------

Second quarter U.S. insurance underwriting revenue represents 71% of the worldwide total and U.S. income before income tax represents 72% of the worldwide total. U.S. insurance underwriting income before income tax increased 11.7% in the quarter when compared to its 1996 level. Results reflect the completed sale of the North American auto credit underwriting and distribution operations in second quarter 1996 and reflect the planned continued runoff of those operations. International insurance underwriting revenue of $135.3 million increased 12.6% in the quarter principally due to growth in premiums earned in both the direct sales and extended warranty lines. International pretax income decreased 7% in the quarter, primarily due to the impact of certain events in the extended warranty lines that are not expected to recur in future periods.

Corporate and Other
-------------------

Revenue in this category consists primarily of investment income on insurance underwriting operations' capital and realized investment gains. Insurance company investment income is allocated to the underwriting segment based on the invested assets which underlie policyholder liabilities. Excess invested assets and related investment income, which do not underlie these liabilities, are reported in this segment. Expenses include interest and other financing expenses, goodwill amortization associated with insurance brokerage and consulting acquisitions, and corporate administrative costs.

Revenue increased 6.5% or $1.7 million and 18.9% or $8.9 million for the second quarter and first half 1997, respectively, primarily due to higher levels of investment income received on certain private equity investment holdings. Revenue growth was partially limited by alternative uses of corporate capital.
Pretax realized investment gains for the first half 1997 were $2.4 million. There were no realized investment gains in the second quarter and first half 1996. Income before income tax, excluding realized investment gains, decreased $26.6 million in the quarter and $44.1 million in the first half over the same periods last year. Contributing to this decrease were financing costs and goodwill amortization related to acquisitions, in particular A&A and Bain Hogg, and additional interest expenses on short-term debt related to acquisition financing.

Discontinued Operations
-----------------------

Discontinued operations in first half 1996 were composed principally of capital accumulation products and direct response products. Substantially all of the revenue and income before income tax generated from discontinued operations was U.S. These amounts have been segregated as "Income From Discontinued Operations" in the condensed consolidated statements of operations. With the completion of the sales of The Life Insurance Company of Virginia (LOV) and Union Fidelity Life Insurance Company (UFLIC) on April 1, 1996, there were no operating results from these discontinued operations going forward. The sales of LOV and UFLIC resulted in a $21 million after-tax gain on disposal which was recorded in second quarter 1996.

The discontinued operations assumed by Aon upon its acquisition of A&A in first quarter 1997 represent net liabilities related to acquired insurance underwriting subsidiaries that are currently in runoff, and indemnification of certain liabilities relating to subsidiaries sold (see note 8 to the condensed consolidated financial statements). Aon believes that these discontinued operations are adequately reserved for and the net liability is included as a component of other liabilities on the statement of financial position.

                                 Aon CORPORATION
                             MAJOR LINES OF BUSINESS





                                                                        Second Quarter Ended               Six Months Ended
                                                                     ---------------------------     ---------------------------

                                                                        June 30,       Percent          June 30,       Percent
(millions)                                                                1997         Change             1997         Change
                                                                     ------------   ------------     ------------   ------------

Revenue

Insurance brokerage and consulting services ....................     $     923.0           99.7%     $   1,803.7           90.4%

Insurance underwriting .........................................           473.7            6.7            919.1            4.4

Corporate and other ............................................            27.8            6.5             56.0           18.9

                                                                     ------------   ------------     ------------   ------------
       Total revenue                                                 $   1,424.5           52.8%     $   2,778.8           48.2%
                                                                     ============   ============     ============   ============




Income Before Income Tax

Insurance brokerage and consulting services ....................     $     127.4          122.7%     $     236.0           65.7%
      Special charges ..........................................               -              -           (145.0)           N/A
                                                                     ------------   ------------     ------------   ------------
      Including special charges ................................           127.4          266.1             91.0          (24.2)

Insurance underwriting .........................................            70.5            5.7            135.3            8.1

Corporate and other ............................................           (19.0)           N/A            (32.2)           N/A
      Special charges ..........................................           (27.0)           N/A            (27.0)           N/A
                                                                     ------------   ------------     ------------   ------------
      Including special charges ................................           (46.0)           N/A            (59.2)           N/A

                                                                     ------------   ------------     ------------   ------------
       Total income before income tax ..........................     $     151.9           50.0%     $      167.1        (32.3%)
                                                                     ============   ============     ============   ============

                                 Aon CORPORATION
                          REVENUE BY MAJOR PRODUCT LINE





                                                                        Second Quarter Ended               Six Months Ended
                                                                    ---------------------------     ---------------------------

                                                                      June 30,        Percent       June 30,        Percent
(millions)                                                              1997          Change          1997          Change
                                                                    ------------   ------------   ------------   ------------
Insurance brokerage and consulting services
Insurance and other services ....................................   $      778.8           99.1%  $    1,530.4           90.2%
Consulting ......................................................          144.2          102.5          273.3           91.8
                                                                    ------------   ------------   ------------   ------------
     Total revenue...............................................   $      923.0           99.7%  $    1,803.7           90.4%
                                                                    ============   ============   ============   ============


Insurance underwriting
Direct sales - life, accident and health ........................   $      259.7            1.0%  $      514.4            0.7%
Extended warranty ...............................................          147.8           28.2          277.2           23.6
Other ...........................................................           66.2           (7.4)         127.5          (12.1)
                                                                    ------------   ------------   ------------   ------------
     Total revenue...............................................   $      473.7            6.7%  $      919.1            4.4%
                                                                    ============   ============   ============   ============


Corporate and other
Investment income on capital and other ..........................   $       27.8            6.5%  $       53.6           13.8%
Realized investment gains .......................................           --             --              2.4           --
                                                                    ------------   ------------   ------------   ------------
     Total revenue...............................................   $       27.8            6.5%  $       56.0           18.9%
                                                                    ============   ============   ============   ============


                NET INCOME FOR SECOND QUARTER AND FIRST HALF 1997


References to share data reflect the three-for-two stock split announced on March 21, 1997, payable on May 14, 1997. Second quarter net income was $84.2 million ($0.48 per share) compared to $86.3 million ($0.49 per share) in 1996. Net income for first half was $84.9 million ($0.46 per share) compared to $205.2 million ($1.18 per share). Included in first half 1997 net income is after-tax realized investment gains of $0.01 per share with no comparable gains or losses in 1996. The decrease in first half 1997 net income and the related per share amount is primarily influenced by: (1) after-tax 1997 special charges of $107.5 million ($0.64 per share) compared to after-tax 1996 special charges of $19.5 million ($0.12 per share); (2) the 1997 deduction for after-tax distributions on the capital securities (reflected as "minority interest" on the condensed consolidated statements of operations); (3) operating results from 1996 discontinued operations due to the completion of the sales of UFLIC and LOV in second quarter 1996 ($0.13 per share); and (4) after-tax gain on disposal of discontinued operations in 1996 ($0.13 per share).

Operating income from continuing operations before special charges, and realized investment gains was $101.1 million ($0.58 per share) and $190.9 million ($1.09 per share) in the second quarter and first half 1997, respectively, compared to $84.8 million ($0.48 per share) and $181.5 million ($1.04 per share) in the second quarter and first half 1996, respectively.

The effective tax rate on continuing operations for operating income, which excludes after-tax realized investment gains, was 37.5%, up from 34.5% for first half 1997 and 1996, respectively, due to changes in business mix. Realized gains were taxed at 37.5% and 36% for first half 1997 and 1996, respectively. Average shares outstanding for second quarter 1997 increased 2.8% when compared to 1996 primarily due to the conversion of preferred stock to common stock in fourth quarter 1996.


                        CASH FLOW AND FINANCIAL POSITION
                          AT THE END OF FIRST HALF 1997


General
-------

Consistent with financial statement presentation, the following cash flow discussion reflects the acquisition of A&A in first quarter 1997 and Bain Hogg in fourth quarter 1996. As a result of these transactions, the amounts contained in the condensed consolidated statement of cash flows for the first half 1997 are not comparable to the same period in 1996.

Cash flows from operating activities in first half 1997 were $294.3 million, a decrease of $3.1 million from first half 1996. This decrease primarily reflects the timing of settlement of insurance segment receivables and payables, as well as the payments on special charges and valuation adjustments relating to the acquisitions of A&A and Bain Hogg.

Investing activities used cash of $417 million which was made available from financing and operating activities. Cash used for acquisition activity during the first half 1997 was $1.3 billion, primarily reflecting the A&A acquisition.

Cash totaling $1,066.5 million was provided during first half 1997 from financing activities. The increase is primarily a result of funds provided on the issuance of the capital securities. Cash was used to pay dividends of $82.2 million on common stock, $5.4 million on 8% cumulative perpetual preferred stock, and $1.3 million on redeemable preferred stock.

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

Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.9 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (96%) and has a fair value which is 103.9% of amortized cost.

Total assets increased $3.7 billion to $17.4 billion since year-end 1996, primarily due to the acquisition of A&A. Invested assets at June 30, 1997 decreased $61.7 million from year-end levels, primarily due to lower levels of short-term investments. The amortized cost and fair value of less than investment grade fixed maturity investments, at June 30, 1997, were $96.5 million and $104.1 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at June 30, 1997 was $63.8 million, or 1.2% of total invested assets.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) manage its overall asset/liability duration match; (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) hedge foreign currency transaction risk and other business risks. As of June 30, 1997, Aon had open contracts which had unrealized gains of approximately $18.7 million.

Insurance brokerage and consulting services receivables and insurance premiums payable increased $1 billion and $1.6 billion, respectively, in first half 1997 when compared to year-end 1996, primarily reflecting the A&A acquisition. When compared to 1996, excess of cost over net assets purchased (goodwill) increased approximately $1.1 billion due to the A&A acquisition (see note 6).

In first quarter 1997, Aon completed the aquisition of A&A. The purchase price of approximately $1.2 billion was funded by the issuance of commercial paper, internal funds, and the issuance of $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The capital securities are designated on the condensed consolidated statement of financial position as "Company-obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust holding solely the Company's Junior Subordinated Debentures." Short-term borrowings increased at the end of second quarter 1997 by $265.9 million when compared to year-end 1996, primarily due to the issuance of commercial paper for acquisition financing. Notes payable increased at the end of second quarter 1997 by $146.5 million when compared to year-end 1996, primarily due to acquisition financing. Included in notes payable at June 30, 1997 is approximately $25 million which represents the principal amount of notes due within one year.

Commencing on or after November 1, 1997, Aon has the option to redeem all or any part of its 8% Cumulative Perpetual Preferred Stock (8% preferred stock) at a redemption price of $25.00 per share plus accrued dividends. It is anticipated that Aon will most likely exercise its option to redeem all of the remaining outstanding shares. At June 30, 1997, 5,446,000 shares of 8% preferred stock were outstanding.

Stockholders' equity decreased $15.4 million in first half 1997 to $16.04 per share, a decrease of $0.17 per share since year-end 1996. The principal factors influencing this decrease were $107.5 million of after-tax special charges which reduced net income, net foreign exchange losses of $47.1 million, and dividends to stockholders of $88.9 million. Partially offsetting this decrease were net unrealized investment gains of $6.1 million.


Review by Independent Auditors
------------------------------

The condensed consolidated financial statements at June 30, 1997, and for the second quarter and first half then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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



Chicago, Illinois
August 5, 1997

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits  - The  exhibits  filed  with this  report  are  listed on the
         --------
         attached Exhibit Index.

   (b)   Reports on Form 8-K - No Current Reports on Form 8-K were filed for the
         -------------------
         quarter ended June 30, 1997.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Aon Corporation
                                   (Registrant)

August 14, 1997                    /s/ Harvey N. Medvin
                                   --------------------
                                   HARVEY N. MEDVIN
                                   EXECUTIVE VICE PRESIDENT,
                                   CHIEF FINANCIAL OFFICER AND
                                   TREASURER
                                   (Principal Financial and Accounting Officer)

                                 Aon CORPORATION
                                 ---------------

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number
In Regulation S-K
                                                                           Page
Item 601 Exhibit Table                                                     No.
----------------------                                                     ---

(10) Aon Severance Plan

(11) Statement regarding Computation of Per Share Earnings.

(12) Statements regarding Computation of Ratios.

         (a)      Statement regarding  Computation of Ratio of
                  Earnings to Fixed Charges.
         (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and
                  Preferred Stock Dividends.

(15) Letter re: Unaudited Interim Financial Information

(27) Financial Data Schedule