Form 10-Q
period 1997-09-30
AON CORP
filed 1997-11-14
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---                             -
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

         (312) 701-3000
         --------------
 (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

Number of shares of common stock outstanding:

                                                         No. Outstanding
             Class                                        as of 9-30-97
             -----                                        -------------

     $1.00 par value Common                                167,708,594

                                     Part 1
                              Financial Information
                                 Aon CORPORATION
             Condensed Consolidated Statements of Financial Position


                        (millions)                                   As of          As of
Assets                                                          Sept. 30, 1997   Dec. 31, 1996
                                                                --------------  --------------
                                                                  (Unaudited)
Investments
 Fixed maturities - available for sale                          $      3,027.4  $      2,826.1
 Equity securities at fair value
  Common stocks                                                          489.1           393.8
  Preferred stocks                                                       368.9           485.3
 Mortgage loans on real estate                                            22.2            29.0
 Real estate (net of accumulated depreciation)                            11.8            17.8
 Policy loans                                                             57.9            58.2
 Other long-term investments                                             150.3           136.2
 Short-term investments                                                1,399.0         1,266.3
                                                                --------------  --------------
   Total investments                                                   5,526.6         5,212.8


Cash                                                                   1,404.4           410.1

Receivables
 Insurance brokerage and consulting
  services                                                             4,511.6         3,565.9
 Premiums and other                                                    1,124.6           989.3
 Accrued investment income                                                70.7            69.2
                                                                --------------  --------------
   Total receivables                                                   5,706.9         4,624.4


Deferred Policy Acquisition Costs                                        560.2           598.8
Intangible Assets                                                      2,802.7         1,597.7
Property and Equipment at Cost (net of                                   443.9           323.2
 accumulated depreciation)
Assets Held Under Special Contracts                                       85.3            87.3
Other Assets                                                           1,302.1           868.4

                                                                --------------  --------------
   Total Assets                                                 $     17,832.1  $     13,722.7
                                                                ==============  ==============


Liabilities and Equity

Policy Liabilities
 Future policy benefits                                         $      1,083.3  $      1,079.4
 Policy and contract claims                                              834.4           840.9
 Unearned and advance premiums                                         2,015.1         1,925.2
 Other policyholder funds                                                694.8           514.1
                                                                --------------  --------------
   Total policy liabilities                                            4,627.6         4,359.6

General Liabilities
 Insurance premiums payable                                            5,772.6         4,143.7
 Commissions and general expenses                                      1,141.0           776.8
 Short-term borrowings                                                   592.6           213.4
 Notes payable                                                           646.0           475.1
 Debt guarantee of ESOP                                                   33.1            46.1
 Liabilities held under special contracts                                 85.3            87.3
 Other liabilities                                                     1,163.4           737.8
                                                                --------------  --------------
   Total Liabilities                                                  14,061.6        10,839.8

Commitments and Contingent Liabilities

Redeemable Preferred Stock                                                50.0            50.0

Company-obligated Mandatorily Redeemable
 Preferred Capital Securities of Subsidiary
 Trust holding solely the Company's Junior
 Subordinated Debentures                                                 800.0              --

Stockholders' Equity
 Preferred stock - $1 par value                                            5.5             5.5
 Common stock - $1 par value                                             171.5           114.1
 Paid-in additional capital                                              490.8           475.4
 Net unrealized investment gains                                         223.8           153.1
 Net foreign exchange gains/(losses)                                     (57.8)            1.0
 Retained earnings                                                     2,364.6         2,356.8
 Less - Treasury stock at cost                                           (97.8)         (121.5)
         Deferred compensation                                          (180.1)         (151.5)
                                                                --------------  --------------
   Total Stockholders' Equity                                          2,920.5         2,832.9

                                                                --------------  --------------
   Total Liabilities and Equity                                 $     17,832.1  $     13,722.7
                                                                ==============  ==============

See the accompanying notes to the conconsolidated financial statements.

                                 Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(millions except per share data)

                                                                         Third Quarter Ended         Nine Months Ended
                                                                      ------------------------   ------------------------
                                                                       Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
                                                                          1997          1996         1997         1996
                                                                      ----------    ----------   ----------    ----------
Revenue
  Brokerage commissions and fees ................................     $    923.3    $    454.5   $  2,650.0    $  1,368.0
  Premiums earned ...............................................          398.2         382.1      1,191.5       1,141.4
  Net investment income .........................................          119.6          92.4        353.0         269.7
  Realized investment gains .....................................            2.7           3.1          5.1           3.1
  Other income ..................................................            7.2          12.2         30.2          36.6
                                                                      ----------    ----------   ----------    ----------
    Total revenue earned ........................................        1,451.0         944.3      4,229.8       2,818.8
                                                                      ----------    ----------   ----------    ----------

Benefits and Expenses
  Commissions and general expenses ..............................          966.5         537.2      2,778.2       1,591.2
  Benefits to policyholders .....................................          212.7         203.3        633.5         582.1
  Interest expense ..............................................           18.7           9.1         49.3          28.4
  Amortization of deferred policy acquisition costs .............           47.0          48.3        158.9         156.4
  Amortization of intangible assets .............................           28.3          18.4         93.0          55.6
  Special charges ...............................................             --            --        172.0          30.2
                                                                      ----------    ----------   ----------    ----------
    Total benefits and expenses .................................        1,273.2         816.3      3,884.9       2,443.9
                                                                      ----------    ----------   ----------    ----------

Income from Continuing Operations Before
  Income Tax and Minority Interest ..............................          177.8         128.0        344.9         374.9
    Provision for income tax ....................................           66.6          44.2        129.3         129.3
                                                                      ----------    ----------   ----------    ----------

Income from Continuing Operations Before
  Minority Interest .............................................     $    111.2    $     83.8   $    215.6    $    245.6
    Minority Interest - 8.205% mandatorily redeemable
      preferred capital securities ..............................          (10.2)           --        (29.7)           --
                                                                      ----------    ----------   ----------    ----------

Income from Continuing Operations ...............................          101.0          83.8        185.9         245.6

Discontinued Operations:
Income from discontinued operations, net of tax .................             --            --           --          22.4
Gain on disposal of discontinued operations, net of tax .........             --            --           --          21.0
                                                                      ----------    ----------   ----------    ----------
Net Income ......................................................     $    101.0    $     83.8   $    185.9    $    289.0
                                                                      ==========    ==========   ==========    ==========

Net Income Available for Common Stockholders (1) ................     $     97.6    $     78.8   $    175.8    $    273.8
                                                                      ==========    ==========   ==========    ==========

Per Share: (2)
Income from continuing operations (1) ...........................     $     0.57    $     0.48   $     1.03    $     1.40
Income from discontinued operations .............................             --            --           --          0.13
Gain on disposal of discontinued operations .....................             --            --           --          0.13
                                                                      ==========    ==========   ==========    ==========
Net income (1) ..................................................     $     0.57    $     0.48   $     1.03    $     1.66
                                                                      ==========    ==========   ==========    ==========

Cash dividends paid on common stock (2) .........................     $     0.26    $     0.24   $     0.76    $     0.71
                                                                      ==========    ==========   ==========    ==========

Average common and common equivalent shares outstanding (2) .....          170.8         164.1        170.0         164.6
                                                                      ==========    ==========   ==========    ==========

(1) Includes the effect of $3.4 million and $10.1 million of dividends incurred on the 8% and redeemable preferred stock and $5.0 million and $15.2 million of dividends incurred on the 8%, 6.25% and redeemable preferred stock in third quarter and nine months ended September 30, 1997 and 1996, respectively.

(2)  Reflects the three-for-two stock split on May 14, 1997.

 See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Nine Months Ended
                                                                                ---------------------------
                                                                                  Sept. 30,      Sept. 30,
(millions)                                                                           1997           1996
                                                                                ------------   ------------

Cash Provided by Operating Activities .......................................   $     472.0    $     375.6
                                                                                ------------   ------------

Cash Flows from Investing Activities:
   Sale (purchase) of short term investments-net ............................         190.0         (307.8)
   Sale or maturity of fixed maturities
   Available for sale -   Maturities ........................................          88.0          105.4
                          Calls and prepayments .............................         108.2          145.2
                          Sales .............................................       1,277.0          569.4
   Sale of equity  investments ..............................................       1,257.6          430.8
   Sale or maturities of other investments ..................................          21.6           40.7
   Purchase of fixed maturities - available for sale ........................      (1,661.6)      (1,276.6)
   Purchase of equity investments ...........................................      (1,139.5)        (469.4)
   Purchase of other investments ............................................         (57.6)        (160.8)
   Disposition (acquisition) of subsidiaries ................................      (1,344.7)       1,253.2
   Acquired fiduciary funds from Alexander & Alexander Services, Inc ........         734.0              -
   Property and equipment and other .........................................         (40.4)         (56.9)
                                                                                ------------   ------------
                          Cash Provided (Used) by Investing Activities ......        (567.4)         273.2
                                                                                ------------   ------------

Cash Flows from Financing Activities:
   Treasury stock transactions - net ........................................          23.7          (35.9)
   Issuance (repayment) of short-term borrowings - net ......................         370.0         (293.1)
   Sale of mandatorily redeemable preferred capital securities ..............         800.0              -
   Repayment of long-term debt ..............................................         (72.4)          (4.1)
   Interest sensitive life, annuity and investment contract deposits ........         167.7          371.0
   Interest sensitive life, annuity and investment contract withdrawals .....         (18.3)        (432.1)
   Retirement of preferred stock ............................................             -          (14.2)
   Cash dividends to stockholders ...........................................        (135.5)        (129.5)
                                                                                ------------   ------------
                          Cash Provided (Used) by Financing Activities ......       1,135.2         (537.9)
                                                                                ------------   ------------

Effect of Exchange Rate Changes on Cash .....................................         (45.5)           0.2
Increase in Cash ............................................................         994.3          111.1
Cash at Beginning of Period .................................................         410.1          115.3
                                                                                ------------   ------------
Cash at End of Period .......................................................   $   1,404.4    $     226.4
                                                                                ============   ============

See the accompanying notes to condensed consolidated financial statements.

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

2.       Stock Split
         -----------

         On March 21, 1997, Aon's board of directors authorized a three-for-two stock split on Aon's $1.00 par value common stock, which was paid in the form of a stock dividend, of approximately 57 million shares on May 14, 1997. The stock split has not been retroactively reflected in the December 31, 1996 condensed statement of consolidated financial position. The effect of the stock split was to increase common stock and decrease additional paid-in-capital by $57 million. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

3.       Statements of Financial Accounting Standards (SFAS)
         ---------------------------------------------------

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 (Reporting Comprehensive Income) and Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information). Statement No. 130 establishes standards for reporting and classifying components of comprehensive income in the financial statements and requires that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Statement No. 131 establishes standards for providing disclosures related to products and services, geographic areas, and major customers. Aon will adopt these statements in its 1998 financial statements as required. Implementation of these statements is not expected to have a material effect on Aon's financial statements.

         In February 1997, the FASB issued Statement No. 128 (Earnings per Share). This Statement changes the standards for computing earnings per share (EPS). Under the new requirements for calculating basic EPS, the dilutive effect of stock options will be excluded. The provisions of this Statement are to be applied after December 15, 1997, and require retroactive restatement of all prior periods presented. Aon will adopt this statement in its December 31, 1997 financial statements as required. Implementation of this Statement is not expected to have a material effect on Aon's financial statements.

         In 1997, Aon adopted Statement No. 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities) in its financial statements as required. Implementation of this Statement did not have a material effect on Aon's financial statements.

4.       Capital Stock
         -------------

         During nine months 1997, Aon reissued 791,000 shares of common stock from treasury for employee benefit plans. Aon purchased 60,300 shares of its common stock at a total cost of $2.6 million during nine months 1997. In addition, Aon reissued 243,100 shares of common stock from treasury in connection with business combinations. There were 3.8 million shares of common stock held in treasury at September 30, 1997.

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

6.       Business Combinations
         ---------------------

         Third quarter 1997 operating results were impacted by the acquisition of The Minet Group (Minet) by certain insurance brokerage subsidiaries of Aon. This acquisition was accounted for by the purchase method. The effect of the acquisition was not material to Aon's consolidated financial statements.

         In early 1997, Aon completed its acquisition of A&A for a purchase price of approximately $1.2 billion. The acquisition of A&A was accounted for by the purchase method and was financed by the issuance of the capital securities, commercial paper, and internal funds. Results have been included in Aon's consolidated financial statements since January 1, 1997. While A&A was acquired in early 1997, the purchase valuation has not yet been completed. Preliminary purchase accounting liabilities of approximately $200 million were recorded, primarily relating to severance and related costs, and the consolidation of real estate space. Preliminary intangible assets of approximately $1.2 billion were created by the acquisition.

         If the A&A acquisition had been consummated on January 1, 1996, the nine months 1996 unaudited proforma consolidated results of operations would have resulted in total revenues of approximately $3.8 billion, income from continuing operations of $258 million ($1.29 per share) and net income of $301 million ($1.55 per share).

         Pro forma financial information presented is not necessarily indicative either of results of operations that would have occurred had the acquisition been effective on January 1, 1996, or of future results of the operations of Aon. In addition, the effect of special charges related to the A&A acquisition are not reflected in the proforma 1996 results above (see note 7).

7.       Special Charges
         ---------------

         In second quarter 1997, Aon recorded pretax special charges of $27 million ($16.9 million after-tax or $.10 per share) to recognize investment losses incurred at A&A before Aon acquired A&A. Aon discovered in the second quarter that A&A's investment portfolio contained certain highly volatile securities with previously unrecognized losses. These charges were reflected as a separate component of total benefits and expenses in the condensed consolidated statements of operations.

         In first quarter 1997, Aon recorded pretax special charges of $145 million ($90.6 million after-tax or $0.54 per share), primarily related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of A&A. These charges were reflected as a separate component of total benefits and expenses in the condensed consolidated statements of operations. In connection with the first quarter 1997 special charges, Aon had approximately $90 million reported in the commissions and general expenses liability at September 30, 1997, representing amounts related to the special charges that have not yet been paid.Pretax restructuring charges include approximately $105 million associated with real estate activities including the closure, abandonment and downsizing of various offices around the world, and other consolidation costs. The restructuring charges related to consolidating real estate space are expected to be paid out over several years. Special charges for severance and related costs were approximately $40 million.Terminations resulting from workforce reductions are planned to take place within one year from the date of acquisition.

         Additional terminations resulting from workforce reductions are planned to take place within one year from the date of acquisition. Severance and related costs associated with these workforce reductions were included as part of the preliminary purchase accounting liabilities.

         In 1996, Aon recorded pretax special charges of $90.5 million ($59.3 million after-tax or $0.36 per share). In connection with the 1996 special charges, Aon had approximately $40 million reported in the commissions and general expenses liability at September 30, 1997 representing amounts related to the special charges that have not yet been paid.

8.       A&A Discontinued Operations
         ---------------------------

         A&A discontinued its insurance underwriting operations in 1985 and sold Sphere Drake Insurance Group (Sphere Drake) in 1987. In connection with the sale of Sphere Drake, A&A provided indemnities to the purchaser for various potential liabilities, including provisions covering future losses on certain insurance pooling arrangements between Sphere Drake and The Orion Insurance Company plc (Orion), a UK based insurance company placed in provisional liquidation in 1994, and future losses pursuant to a stop-loss reinsurance contract between Sphere Drake and Lloyd's Syndicate 701. The Sphere Drake sales agreement also states that A&A assumes any losses in respect of the actions or omissions by various underwriting agencies including Swann & Everett Underwriting Agency, previously managed by a subsidiary of A&A.

         The net liabilities of discontinued operations shown in the accompanying condensed consolidated statements of financial position include insurance liabilities associated with the above indemnities, liabilities of its insurance underwriting subsidiaries that are currently in run-off and its indemnification of certain liabilities relating to subsidiaries sold. Excluded from these liabilities is A&A long-term debt related to two finite risk reinsurance contracts which are associated with the financing of discontinued operations. Included in Aon's September 30, 1997 condensed consolidated statement of financial position and condensed consolidated statement of operations is long-term debt of $40 million and related interest expense of $3.3 million, respectively. The net liabilities for discontinued operations as of September 30, 1997 are composed of the following:

--------------------------------------------------------------------------------

(millions)
--------------------------------------------------------------------------------
Assets:
   Insurance liabilities recoverable under finite risk contracts         $   147
   Reinsurance recoverables                                                   59
   Cash and investments                                                       32
   Other                                                                       7
                                                                         -------
Total assets                                                             $   245
                                                                         -------
Liabilities:
   Insurance liabilities                                                 $   273
   Other                                                                      16
                                                                         -------
Total liabilities                                                            289
                                                                         -------
Total net liabilities of discontinued operations classified as
   other liabilities                                                     $    44
--------------------------------------------------------------------------------

         The insurance liabilities represent estimates of future claims expected to be made under occurrence-based insurance policies and reinsurance business covering primarily asbestos, environmental pollution, and latent disease risks in the United States which are coupled with substantial litigation expenses. These claims are expected to develop and be settled over the next twenty to thirty years.

         Liabilities stemming from these claims cannot be estimated using conventional actuarial reserving techniques because of the inadequacy of available historical experience to support such techniques, and because case law, and scientific standards for measuring the adequacy of site clean-up are still evolving. Therefore, A&A's independent actuaries have combined available exposure information with other relevant industry data and have used various projection techniques to estimate the insurance and reinsurance liabilities, consisting principally of incurred but not reported losses. As noted above, A&A has certain protection against adverse developments of the insurance liabilities through several finite risk contracts. The recoverable amounts under the finite risk contracts represent the excess of such liabilities over the retention levels.

         While the insurance liabilities set forth above represent A&A's best estimate of the probable liabilities within a range of independent actuarial estimates of reasonably probable loss amounts, there is no assurance that further adverse developments may not occur due to the nature of the information available to A&A, variables inherent in the estimation processes, and other matters described above. Based on independent actuarial estimates of a range of reasonably possible loss amounts, liabilities could exceed recorded amounts, subject to offset in the event of such adverse development by way of amounts recoverable under the finite risk contracts referenced above. Aon believes that, based on current estimates, the established total net liabilities of discontinued operations are sufficient to cover A&A's exposure.

9.       Contingencies
         -------------

         A&A Contingencies
         -----------------

         A certain pending claim asserted against A&A and certain of its subsidiaries allege that certain Alexander Howden subsidiaries accepted, on behalf of certain insurance companies, insurance or reinsurance at premium levels not commensurate with the level of underwriting risks assumed and retroceded or reinsured those risks with financially unsound reinsurance companies. In an action brought in 1988 against A&A and certain subsidiaries, plaintiffs sought compensatory and punitive damages, as well as treble damages under RICO totaling $36 million. The defendants counterclaimed against certain of the plaintiffs for contribution. As part of the Lloyd's of London Reconstruction and Renewal Plan ("R&R Plan"), most of A&A's exposure with respect to this claim has been extinguished or assigned to the reinsurance entity (Equitas) created to effectuate the R&R Plan. The remainder of the exposure relates to one insurance company which may shortly become a participant in the R&R Plan. Notwithstanding the R&R Plan, the management of Aon believes that A&A has valid defenses to all of the claims that have been made with respect to these activities and should the pending action continue because the one insurance company does not participate in the R&R Plan, A&A will continue to vigorously defend the action. This action is covered under A&A's professional indemnity program, except for possible damages under RICO. Aon currently believes the reasonably possible loss that might result from this action, if any, would not be material to Aon's financial position or results of operations.

         In 1987, A&A sold Shand Morahan & Company (Shand), its domestic underwriting management subsidiary. Prior to the sale, Shand and its subsidiaries had provided underwriting management services for and placed insurance and reinsurance with and on behalf of Mutual Fire Marine & Inland Insurance Company (Mutual Fire). Mutual Fire was placed in rehabilitation in December 1986. In February 1991, the rehabilitator commenced an action. The complaint, which sought compensatory and punitive damages, alleged that Shand, and in certain respects A&A, breached duties to and agreements with Mutual Fire. On March 27, 1995, A&A, Shand and the rehabilitator entered into a settlement agreement which was approved by the courts and which terminated the rehabilitator's litigation and released A&A and Shand from any further claims by the rehabilitator. Under the terms of the settlement, A&A paid $43.1 million. Although A&A's professional liability underwriters have denied coverage for the Mutual Fire lawsuit, A&A has instituted a declaratory judgment action attempting to validate coverage. On October 16, 1996, the Court issued a decision holding that A&A is not entitled to coverage for the rehabilitator's claims. A&A has appealed the ruling and a decision is pending from the appellate court.

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

         Although the ultimate outcome of these suits and exposures cannot be ascertained and liabilities in indeterminate amounts may be imposed on A&A or its subsidiaries, on the basis of present information, availability of insurance coverages and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of Aon.

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

10.      Derivatives and Market Risk Disclosure
         --------------------------------------

         In first quarter 1997, the Securities and Exchange Commission (SEC) issued new rules related to disclosure concerning derivative accounting policy and market risk outside the financial statements. Aon has adopted the additional accounting policy disclosures as required, based on a review of current derivatives and related accounting policies as set forth in note 11 in the Annual Report for the year ended December 31, 1996. The following additional disclosure references all material derivative activity that Aon is currently engaged in.

         In most cases, derivatives hedging the invested asset portfolio are hedging the portfolio as a whole. The sale, maturity or extinguishment of a hedged portfolio item would not affect the accounting method for the derivative. The only time the accounting relating to the termination of a hedge would differ from the company's regular accounting practices would be if the hedge ceases to meet the criteria for hedge accounting.

         The following criteria must be met in order for a derivative to qualify for hedge accounting. The derivative must be designated as a hedge at inception and be consistent with Aon's policy for risk management. The hedged portfolio item must have a reliably measurable fair value and changes in fair value must have the potential to affect future earnings. Changes in the fair value of the derivative must be expected to substantially offset changes in the fair value of the designated portfolio item attributable to the risk being hedged.

         If the criteria for hedge accounting is not met, the resulting gain or loss from the termination of the hedge would be realized through the statement of operations in the current period.

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                     FOR THIRD QUARTER AND NINE MONTHS 1997


Consolidated Results
--------------------

Brokerage commissions and fees increased $468.8 million or 103.1% and $1.3 billion or 93.7% in third quarter and nine months 1997, respectively, reflecting primarily business combination activity related to the acquisitions of A&A in first quarter 1997, Bain Hogg Group plc (Bain Hogg) in fourth quarter 1996 and, to a lesser extent, Minet and certain other 1997 brokerage acquisitions.

Premiums earned increased $16.1 million or 4.2% and $50.1 million or 4.4% in third quarter and nine months 1997, respectively, compared with the same periods last year. Extended warranty premiums earned increased $28.3 million or 29.6% in the quarter reflecting continued growth in both the mechanical and the appliance and electronic lines. There was also continued modest growth in direct sales business. The planned runoff of North American auto credit business partially offset this growth in premiums earned.

Net investment income increased $27.2 million or 29.4% and $83.3 million or 30.9% in the third quarter and nine months 1997, respectively, when compared to prior year. Investment income growth in nine months was primarily related to brokerage acquisitions, and to income received on certain private equity investment holdings. Net investment income from insurance brokerage and consulting operations, primarily relating to fiduciary funds, increased to $43 million in third quarter 1997 from $17 million in 1996, and to $120 million in nine months 1997 from $51 million in 1996, primarily due to brokerage acquisition activity.

Total revenue increased $506.7 million or 53.7% and $1.4 billion or 50.1% in the third quarter and nine months 1997, respectively, largely attributable to acquisition-related growth in brokerage commissions and fees.Realized investment gains were $5.1 million and $3.1 million in nine months 1997 and 1996, respectively. Nine months 1997 revenue, excluding realized investment gains, increased 50% when compared to prior year.

Benefits to policyholders increased 4.6% or $9.4 million and 8.8% or $51.4 million in third quarter and nine months 1997, respectively, reflecting a higher volume of new extended warranty business. This increase was partially offset by lower claims paid on auto credit business that has been in runoff since second quarter 1996. It is anticipated that this business will continue to runoff as planned.

In second quarter 1997, Aon recorded pretax special charges of $27 million ($16.9 million after-tax) to recognize investment losses incurred at A&A before Aon acquired A&A. At Aon's acquisition date, the carrying value of certain securities in A&A's portfolio was overstated by the previously unrecognized investment losses.

In first quarter 1997, Aon recorded pretax special charges of $145 million ($90.6 million after-tax) which were primarily related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of A&A. Restructuring charges included approximately $105 million associated with real estate activities including the closure, abandonment and downsizing of various offices around the world, and other consolidation costs. The restructuring charges related to consolidating real estate space are expected to be paid out over several years. Special charges for severance and related costs were approximately $40 million. Terminations resulting from workforce reductions are planned to take place within one year from the date of acquisition.

Additional terminations resulting from workforce reductions are planned to take place within one year from the date of acquisition. Severance and related costs associated with these workforce reductions were included as part of the preliminary purchase accounting liabilities (see note 6).

In nine months 1996, Aon reported pretax special charges of $30.2 million ($19.5 million after-tax) related to early retirement programs. Both the 1997 and 1996 special charges were reflected as a separate component of commissions and general expenses in the condensed consolidated statements of operations.

Total benefits and expenses increased $456.9 million or 56% and $1.4 billion or 59% in third quarter and nine months 1997, respectively, when compared to prior year. The increase in the nine months expenses reflects the inclusion of 1997 and 1996 pretax special charges. Total benefits and expenses, excluding the 1997 and 1996 special charges, increased 53.8% for the nine months 1997, primarily reflecting brokerage acquisition activity. Income before income tax increased $49.8 million or 38.9% in third quarter 1997 and decreased $30 million or 8% in the nine months 1997, respectively, when compared to prior year. The decrease in nine months pretax earnings reflects the inclusion of special charges and is offset, in part, by growth in the insurance brokerage and consulting segment following the A&A, Bain Hogg, Minet and certain other brokerage acquisitions. Excluding special charges, income before income tax increased 28% when compared to nine months 1996.



Major Lines of Business
-----------------------

General
-------

For purposes of the following line of business discussions, comparisons against last year's results exclude special charges. Cost savings at similar business segments at Aon, A&A and Bain Hogg began to be realized starting in second quarter 1997. Management anticipates that the full benefit of cost savings on operations will be achieved starting in 1998. In addition, references to income before income tax exclude minority interest related to the capital securities.

Insurance Brokerage and Consulting Services
-------------------------------------------

In first quarter 1997, Aon acquired A&A for approximately $1.2 billion. In fourth quarter 1996, Aon acquired Bain Hogg. In addition, Minet and certain other brokerage acquisitions were completed in third quarter 1997. As a result, revenue and income before income tax results between third quarter and nine months 1997 and 1996 are not comparable.

"Insurance and other services" (retail, reinsurance and wholesale brokerage) revenue increased $428 million or 105.3% in the third quarter 1997 and $1,153.7 million or 95.3% for nine months 1997 when compared with the same periods last year, largely due to acquisition activity. Insurance and other services continued to reflect highly competitive property and casualty pricing in the domestic market.

"Consulting" provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $67.3 million or 103.7% and $198.1 million or 95.5% for the third quarter and nine months 1997, respectively, when compared to prior year, primarily due to acquisition activity and, to a lesser extent, expanding integrated human resources consulting programs.

Overall, revenue for the insurance brokerage and consulting services segment increased $495.3 million or 105.1% and $1,351.7 million or 95.3% in the third quarter and nine months 1997, respectively. Income before income tax increased $67.2 million or 120.6% and $160.8 million or 81.2% when compared to third quarter and nine months 1996, respectively. The brokerage segment continues to be impacted by a soft property and casualty market, particularly in the reinsurance brokerage business. Acquisitions accounted for the vast majority of the above mentioned revenue growth in the nine months. However, organic revenue growth represented approximately 3-4%. Excluding the impact of acquisitions, revenue and pretax income results related to brokerage core businesses demonstrated modest growth in a very competitive environment.

U.S./International Results
--------------------------

Third quarter U.S. insurance brokerage and consulting services revenue represents 55% of the worldwide total and U.S. income before income tax represents 58% of the worldwide total. International brokerage revenue of $435.3 million increased 207.2% for the third quarter, primarily reflecting the A&A and Bain Hogg acquisitions. International brokerage income before income tax increased for the third quarter reflecting the above mentioned acquisition activity. International brokerage revenues for risk management and insurance brokerage services generally are strongest during the first quarter of the year, particularly for Continental Europe, while expenses are incurred on a more even basis throughout the year.

Insurance Underwriting
----------------------

The insurance underwriting line of business primarily provides direct sales life and accident and health products, and extended warranty products to individuals. Revenue increased $15.9 million or 3.6% and $54.9 million or 4.2% for the third quarter and nine months 1997, respectively, when compared to prior year primarily due to growth in the worldwide extended warranty lines. Direct sales business also continued to grow modestly.

Pretax income from insurance underwriting increased $1.9 million or 2.7% and $12 million or 6.1% in the third quarter and nine months 1997, respectively, when compared with last year. Overall, benefit and expense margins in third quarter 1997 did not suggest any significant shift in operating trends. Direct sales accident & health business improved its pretax margin in part due to good general expense controls and good international health product sales. Extended warranty profits suffered slightly due to an increase in loss experience on a closed block of mechanical warranty business. Certain specialty liability programs and auto credit business continued to be profitably run off.

U.S./International Results
--------------------------

Third quarter U.S. insurance underwriting revenue represents 70% of the worldwide total and U.S. income before income tax represents 69% of the worldwide total. U.S. insurance underwriting income before income tax increased 2.3% in the quarter when compared to its 1996 level. Results reflect the completed sale of the North American auto credit underwriting and distribution operations in second quarter 1996 and reflect the planned continued runoff of those operations. International insurance underwriting revenue of $137.1 million increased 8.9% in the quarter principally due to growth in premiums earned in both the direct sales and extended warranty lines. International pretax income increased 2.8% in the quarter, primarily due to improved health product sales.

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


Alternative uses of corporate capital contributed to a decrease in revenue of 15.1% or $4.5 million in the third quarter. Higher levels of investment income received on certain private equity investment holdings contributed to an increase of $4.4 million or 5.7% for nine months 1997. Pretax realized investment gains for the third quarter and nine months 1997 and 1996 were $2.7 million and $3.1 million and $5.1 million and $3.1 million, respectively. Income before income tax, excluding realized investment gains, decreased $18.9 million in the quarter and decreased $63 million in nine months over the same periods last year. Contributing to the decrease in the quarter were financing costs and goodwill amortization related to acquisitions, in particular A&A and Bain Hogg, and additional interest expenses on short-term debt related to acquisition financing.


Discontinued Operations
-----------------------

Discontinued operations in nine months 1996 were composed principally of U.S. based capital accumulation products and direct response products. These amounts have been segregated as "Income From Discontinued Operations" in the condensed consolidated statements of operations. With the completion of the sales of The Life Insurance Company of Virginia (LOV) and Union Fidelity Life Insurance Company (UFLIC) on April 1, 1996, there were no operating results from these discontinued operations going forward. The sales of LOV and UFLIC resulted in a $21 million after-tax gain on disposal which was recorded in second quarter 1996.

Following its acquisition of A&A in first quarter 1997, net liabilities of certain A&A group companies related to acquired insurance underwriting subsidiaries that are currently in runoff, and indemnification of certain liabilities relating to subsidiaries sold by A&A, represent discontinued operations (see note 8 to the condensed consolidated financial statements). Aon believes that these discontinued operations are adequately reserved for. The net liability is included as a component of other liabilities on the statement of financial position.

                                 Aon CORPORATION
                             MAJOR LINES OF BUSINESS


                                                     Third Quarter Ended         Nine Months Ended
                                                -------------------------    --------------------------

                                                   Sept. 30,    Percent        Sept. 30,      Percent
(millions)                                             1997      Change          1997         Change
                                                ------------  -----------    ------------  ------------

Revenue

Insurance brokerage and consulting services .   $      966.7        105.1%   $    2,770.4          95.3%

Insurance underwriting ......................          458.9          3.6         1,378.0           4.2

Corporate and other .........................           25.4        (15.1)           81.4           5.7
                                                ------------  -----------    ------------  ------------
   Total revenue ............................   $    1,451.0         53.7%   $    4,229.8          50.1%
                                                ============  ===========    ============  ============




Income Before Income Tax

Insurance brokerage and consulting services .   $      122.9        120.6%   $      358.9          81.2%
   Special charges ..........................             --           --          (145.0)          N/A
                                                ------------  -----------    ------------  ------------
   Including special charges ................          122.9        120.6           213.9          21.7

Insurance underwriting ......................           72.3          2.7           207.6           6.1
   Special charges ..........................             --           --              --            --
                                                ------------  -----------    ------------  ------------
   Including special charges ................           72.3          2.7           207.6           9.7

Corporate and other .........................          (17.4)         N/A           (49.6)          N/A
   Special charges ..........................             --           --           (27.0)          N/A
                                                ------------  -----------    ------------  ------------
   Including special charges ................          (17.4)         N/A           (76.6)          N/A
                                                ------------  -----------    ------------  ------------
   Total income before income tax............   $      177.8         38.9%   $      344.9          (8.0%)
                                                ============  ===========    ============  ============

                                 Aon CORPORATION
                          REVENUE BY MAJOR PRODUCT LINE





                                                         Third Quarter Ended               Nine Months Ended
                                                     ----------------------------    ----------------------------

                                                       Sept. 30,       Percent        Sept. 30,        Percent
(millions)                                                1997          Change           1997           Change
                                                     ------------    ------------    ------------    ------------

Insurance brokerage and consulting services
Insurance and other services ................        $      834.5           105.3%   $    2,364.9            95.2%
Consulting ..................................               132.2           103.7           405.5            95.5
                                                     ------------    ------------    ------------    ------------
   Total revenue ............................        $      966.7           105.1%   $    2,770.4            95.3%
                                                     ============    ============    ============    ============


Insurance underwriting
Direct sales - life, accident and health ....        $      258.5             1.1%   $      772.9             0.8%
Extended warranty ...........................               142.0            23.2           419.2            23.4
Other .......................................                58.4           (19.0)          185.9           (14.4)
                                                     ------------    ------------    ------------    ------------
   Total revenue ............................        $      458.9             3.6%   $    1,378.0             4.2%
                                                     ============    ============    ============    ============


Corporate and other
Investment income on capital and other ......        $       22.7           (15.3)%  $       76.3             3.2%
Realized investment gains ...................                 2.7           (12.9)            5.1            64.5
                                                     ------------    ------------    ------------    ------------
   Total revenue ............................        $       25.4           (15.1)%  $       81.4             5.7%
                                                     ============    ============    ============    ============

                NET INCOME FOR THIRD QUARTER AND NINE MONTHS 1997

References to share data reflect the three-for-two stock split on May 14, 1997. Third quarter net income was $101 million ($0.57 per share) compared to $83.8 million ($0.48 per share) in 1996. Net income for nine months was $185.9 million ($1.03 per share) compared to $289 million ($1.66 per share). Included in nine months 1997 and 1996 net income per share are after-tax realized investment gains of $0.02 per share and $0.01 per share, respectively. The decrease in nine months 1997 net income and the related per share amount is primarily influenced by: (1) after-tax 1997 special charges of $107.5 million ($0.64 per share) compared to after-tax 1996 special charges of $19.5 million ($0.12 per share);
(2) the 1997 deduction for after-tax distributions on the capital securities (reflected as "minority interest" on the condensed consolidated statements of operations); (3) operating results from 1996 discontinued operations due to the completion of the sales of UFLIC and LOV in second quarter 1996 ($0.13 per share); and (4) after-tax gain on disposal of discontinued operations in 1996 ($0.13 per share).

Operating income from continuing operations before special charges, and realized investment gains was $99.2 million ($0.56 per share) and $290.2 million ($1.65 per share) in the third quarter and nine months 1997, respectively, compared to $81.8 million ($0.47 per share) and $263.3 million ($1.51 per share) in the third quarter and nine months 1996, respectively.

The effective tax rate on continuing operations for operating income, which excludes after-tax realized investment gains, was 37.5%, up from 34.5% for nine months 1997 and 1996, respectively, due to changes in business mix. Realized gains were taxed at 37.5% and 36% for nine months 1997 and 1996, respectively. Average shares outstanding for third quarter 1997 increased 4.1% when compared to 1996 primarily due to the conversion of preferred stock to common stock in fourth quarter 1996.




                        CASH FLOW AND FINANCIAL POSITION
                         AT THE END OF NINE MONTHS 1997


General
-------

Consistent with financial statement presentation, the following cash flow discussion reflects the acquisition of Minet in third quarter 1997, A&A in first quarter 1997 and Bain Hogg in fourth quarter 1996. As a result of these transactions, the amounts contained in the condensed consolidated statement of cash flows for nine months 1997 are not comparable to the same period in 1996.

Cash flows from operating activities in nine months 1997 were $472.0 million, an increase of $96.4 million from nine months 1996. This increase primarily reflects the acquisitions noted above, the timing of the settlement of insurance segment receivables and payables, and the payments on special charges and valuation adjustments relating to the acquisitions of A&A and Bain Hogg.

Investing activities used cash of $567.4 million which was made available from financing and operating activities. Cash used for acquisition activity during nine months 1997 was $1.3 billion, primarily reflecting the A&A acquisition.

Cash totaling $1,135.2 million was provided during nine months 1997 from financing activities. The increase is primarily a result of funds provided on the issuance of the capital securities. Cash was used to pay dividends of $125.4 million on common stock, $8.2 million on 8% cumulative perpetual preferred stock, and $1.9 million on redeemable preferred stock.

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

Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $3 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (96%) and has a fair value which is 105.1% of amortized cost.

Total assets increased $4.1 billion to $17.8 billion since year-end 1996, primarily due to the acquisition of A&A. Invested assets at September 30, 1997 increased $313.8 million from year-end levels, primarily due to higher levels of short-term investments. The amortized cost and fair value of less than investment grade fixed maturity investments, at September 30, 1997, were $107.5 million and $115.8 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at September 30, 1997 was $69.3 million, or 1.2% of total invested assets.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge foreign currency transaction risk and other business risks; (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and
(c) manage its overall asset/liability duration match. As of September 30, 1997, Aon had open contracts which had unrealized gains of approximately $1.6 million.

Insurance brokerage and consulting services receivables increased $946 million and insurance premiums payable increased $1.6 billion in nine months 1997 when compared to year-end 1996, primarily reflecting the A&A acquisition. When compared to 1996, intangible assets increased approximately $1.2 billion due to the A&A acquisition (see note 6).

In first quarter 1997, Aon completed the acquisition of A&A. The purchase price of approximately $1.2 billion was funded by the issuance of commercial paper, internal funds, and the issuance of $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The capital securities are designated on the condensed consolidated statement of financial position as "Company-obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust holding solely the Company's Junior Subordinated Debentures." Short-term borrowings increased at the end of third quarter 1997 by $379.2 million when compared to year-end 1996, primarily due to the issuance of commercial paper for acquisition activity. Notes payable increased at the end of third quarter 1997 by $170.9 million when compared to year-end 1996, primarily due to acquisition financing. Included in notes payable at September 30, 1997 is approximately $25 million which represents the principal amount of notes due within one year.

At September 30, 1997, 5,446,000 shares of 8% Cumulative Perpetual Preferred Stock (8% preferred stock) were outstanding. On November 3, 1997, Aon exercised its option to redeem all of the remaining outstanding shares of its 8% preferred stock at a redemption price of $25.00 per share plus accrued dividends. The cost of repurchasing these shares was approximately $136 million, financed primarily by short-term borrowings.

Stockholders' equity increased $87.6 million in nine months 1997 to $16.60 per share, an increase of $0.39 per share since year-end 1996. In addition to net income, which is net of $107.5 million of after-tax special charges, the principal factor influencing this increase was net unrealized investment gains of $70.7 million. Partially offsetting this increase were net foreign exchange losses of $58.8 million and dividends to stockholders of $168.9 million. Included in the reduction for dividends is an accrual for the fourth quarter 1997 common stock dividend.

Review by Independent Auditors

The condensed consolidated financial statements at September 30, 1997, and for the third quarter and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 1997, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
November 4, 1997

                                     PART II

                                OTHER INFORMATION
                                -----------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits  - The  exhibits  filed  with this  report  are listed on the
          --------
          attached Exhibit Index.


     (b)  Reports  on Form 8-K - No  Current  Reports on Form 8-K were filed for
          --------------------
          the quarter ended September 30, 1997.



                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Aon Corporation
                                    (Registrant)

November 14, 1997                   /s/ Harvey N. Medvin
                                    --------------------
                                    HARVEY N. MEDVIN
                                    EXECUTIVE VICE PRESIDENT,
                                    CHIEF FINANCIAL OFFICER AND
                                    TREASURER
                                    (Principal Financial and Accounting Officer)

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