Form 10-K
period 1997-12-31
AON CORP
filed 1998-03-31
CIK 315293

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1997

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission File Number: 1-7933
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

Common Stock, $1 par value                              New York Stock Exchange*
   6.875% Notes Due 1999                                New York Stock Exchange
    7.40% Notes Due 2002                                New York Stock Exchange

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

YES [X]        NO  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 25, 1998 was $8,729,515,545.

Number of shares of $1.00 par value Common Stock outstanding as of February 25, 1998: 167,971,048.

DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE: Annual Report to Stockholders of the Registrant for the Year 1997 (Parts I, II and IV) Notice of Annual Meeting of Holders of Common Stock and Series C Cumulative Preferred Stock and Proxy Statement for Annual Meeting of Stockholders on April 17, 1998 of the Registrant (Part III)
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

         The Registrant is a holding company whose operating subsidiaries carry on business in two distinct segments: (i) insurance brokerage and consulting services, and (ii) insurance underwriting. Incorporated in 1979, it is the parent corporation of long-established and more recently formed companies.

         Aon Group, Inc., its subsidiaries and certain other indirect subsidiaries of the Registrant (the "Aon Group") including Aon Risk Services Companies, Inc.; Aon Holdings bv; Aon Consulting Worldwide, Inc.; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; and Aon Group Limited provide reinsurance intermediary services, benefits consulting and commercial insurance brokerage services. Aon Group revenues grew significantly in fiscal 1996 and 1997 when the Registrant acquired, among other companies, Bain Hogg Group plc in October 1996, Alexander & Alexander Services Inc. in January 1997, The Minet Group in May 1997, and Jauch & Hubener in November 1997.

         Combined Insurance Company of America ("Combined Insurance") engages in the marketing of life and accident and health insurance products. Virginia Surety Company, Inc. and London General Insurance Company Limited offer extended warranty and specialty insurance products.

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

         The Registrant hereby incorporates by reference pages 7 through 16 of the Annual Report to Stockholders of the Registrant for the Year 1997 ("Annual Report").

COMPETITION AND INDUSTRY POSITION

(1)  INSURANCE BROKERAGE AND CONSULTING SERVICES

         Aon Group, Inc. ("Aon Group"); Aon Risk Services Companies, Inc. ("Aon Risk Services Companies"); Aon Holdings bv ("Aon Holdings"); Aon Services Group, Inc. ("Aon Services Group"); Aon Consulting Worldwide, Inc. ("Aon Consulting"); Aon Re Worldwide, Inc. ("Aon Re"); Aon Group Limited ("AGL").

         Aon Group is the holding company for the Registrant's commercial brokerage and consulting operation. Aon Group is the fastest growing global insurance brokerage and consulting services firm in the world. The Aon Group companies have more than 550 offices around the world in more than 100 countries. In 1997, Aon Group employed over 33,000 professionals and support personnel to serve the diverse needs of clients.

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

         Subsidiaries of Aon Risk Services Companies and Aon Holdings operate through owned offices in North America and Europe, as well as in South America, Africa, Australia and Asia. The acquisitions of A&A and Bain Hogg significantly augmented the Registrant's presence in Latin America, Asia, Africa and Australia, and the acquisition of Jauch & Hubener strengthened the Registrant's presence throughout Europe.

         Aon Services Group (formerly Aon Specialty Group) addresses the highly specialized product development, consulting and administrative needs of professional groups, service businesses, governments, health-care providers and commercial organizations. It also provides underwriting management skills, claims and risk management expertise, and third-party administration services to insurance companies. Aon Services Group operating subsidiaries market and broker both the primary and reinsurance risks of these programs. For individuals and businesses, Aon Services Group provides affinity products for professional liability, life and personal lines. The acquisition of The Minet Group by the Registrant will augment Aon Services Group's already strong expertise in wholesale brokerage and professional liability programs.

         Subsidiaries of Aon Consulting and the European benefits operations of Aon Holdings serve the employee benefit needs of clients around the world. Aon Consulting is one of the world's largest integrated human resources consulting organizations. Focusing on the increasing demand for outsourcing solutions, Aon Consulting targets emerging businesses, IPOs, recent mergers and acquisitions and corporations that are reengineering staff functions.

         In the United States, the benefits environment continues to change as companies look for ways to manage their benefits costs while increasing the choices offered to their employees. Aon Consulting, with its expertise in all areas of benefits and compensation, and its access to the Registrant's other subsidiaries, is well-positioned to serve this market. Aon Consulting subsidiaries offer services to clients including organizational analysis and HR strategic planning, recruitment and selection, benefits design and management training and development. Benefits issues in foreign countries are becoming more complicated, and Aon Holdings and Aon Consulting anticipate increased demand for their services in these markets. In particular, the 1997 acquisitions of Sodarcan Inc. and Martineau Provencher & Associates will strengthen the Registrant's consulting expertise in Quebec.

         Aon's reinsurance brokerage activities are organized under Aon Re. With the acquisitions of A&A and Bain Hogg, Aon Re is a global leader in the reinsurance and specialist brokerage industry. Aon Re serves the alternative market with reinsurance placement, alternative risk services, captive management services and catastrophe information forecasting.

         AGL is a London-based Lloyd's broker that places wholesale and reinsurance business in the London and international markets and serves the needs of a wide range of clients around the world.

(2)  INSURANCE UNDERWRITING

         Combined Insurance Company of America ("Combined Insurance"); Combined Life Insurance Company of New York ("CLICNY"); Virginia Surety Company, Inc. ("VSC"); London General Insurance Company Limited ("London General"); and Aon Warranty Group, Inc. ("Aon Warranty").

         The Registrant's insurance underwriting subsidiaries are part of a highly competitive industry that serves individual consumers in North America, Europe, Latin America and the Pacific by providing accident and health coverage, traditional life insurance, and extended warranties through global distribution networks most of which are directly owned by the Registrant's subsidiaries.

         The life, accident and health distribution network encompasses primarily the agents of Combined Insurance and CLICNY (which operates exclusively in the State of New York). With more than five million policyholders, Combined Insurance has more individual accident policies in force than any other United States company. Combined Insurance, the Registrant's principal life, accident and health insurer, has a direct sales force of several thousand career agents calling on individuals to sell a broad spectrum of accident and health products. It is one of the few companies with agents that call on customers every six months to renew coverage and to sell additional coverage. Combined Insurance offers a wide range of accident-only and sickness-only insurance products, including short-term disability, cancer aid, Medicare supplement and disability income coverage. Combined Insurance's products are primarily fixed indemnity obligations, thereby not subject to escalating medical costs. Combined Insurance offers a simplified accident and sickness long-term disability policy. In addition to its traditional business, Combined Insurance is expanding its product distribution through payroll deduction, worksite marketing programs.

         Combined Insurance and CLICNY market whole life products through direct sales career agents in the United States. Combined Insurance ranked among the top 140 life insurance companies in the United States in terms of total life premiums in 1996. Life insurance business is conducted by the Registrant's life insurance subsidiaries in the United States, Canada, Europe and Asia Pacific.

         The Registrant's extended warranty and specialty insurance business, conducted by subsidiaries VSC in North America and London General in Europe, is composed primarily of extended warranty insurance products, professional liability insurance coverages, workers' compensation and specialty financial institution coverages. VSC and London General continue to be one of the world's largest underwriters of consumer extended warranties. The automobile warranty products are sold in the United States, Canada, the United Kingdom, Ireland, France, The Netherlands, Belgium, Spain and Japan. Aon Warranty Group handles the administration of certain extended warranty products on automobiles, electronic goods, personal computers and appliances. It serves manufacturers, distributors and retailers of major worldwide consumer product and financial institutions, associations and affinity groups in North America and in Europe.

(3)  DISCONTINUED OPERATIONS

         The Life Insurance Company of Virginia ("LOV") and Union Fidelity Life Insurance Company ("UFLIC").

         In April 1996, the Registrant and Combined Insurance completed the sales of Combined Insurance's subsidiaries, LOV and UFLIC. The business written by LOV primarily included capital accumulation products and some other life products. UFLIC operated in the United States in the highly competitive direct response life and health marketing segment of the industry. The Registrant hereby incorporates by reference note 3 of the Notes to Consolidated Financial Statements on page 32 of the Annual Report.


         A&A's Discontinued Operations

         The Registrant hereby incorporates by reference note 3 of the Notes to Consolidated Financial Statements page 33 of the Annual Report.


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

         Regulatory authorities in the states in which the operating subsidiaries of Aon Group conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing general agents, reinsurance intermediaries or adjusters. Under the laws of most states, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state. The manner or operating in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that a firm operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, Aon Group subsidiaries have arrangements with residents or business entities licensed to act in the state.

         In 1996 the federal Health Care Insurance Portability and Accountability Act of 1996 ("HIPPA") was enacted. The Act requires the states to take action to implement the requirements of the Act or to become subject to federal oversight. HIPPA implementation by the states has not materially affected the business of the Registrant's subsidiaries. In addition, recent federal laws and proposals, mandating specific practices by medical insurers, and the health care industry will not, because of the nature of the business of the Registrant's subsidiaries, materially affect the Registrant. Numerous states have had legislation introduced to reform the health care system and such legislation has passed in several states. While it is impossible to forecast the precise nature of future federal and state health care changes, the Registrant does not expect a major impact on its operations because of the supplemental nature of most of the policies issued by its insurance subsidiaries and because the coverages are primarily purchased to provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits. If health care reform does not provide for a significant role for insurance companies currently writing primary medical coverage, the Registrant expects that some of those companies would increase their participation in other segments of the insurance underwriting business, perhaps heightening the competition with Combined Insurance. Combined Insurance and its subsidiaries currently operate successfully in several foreign countries which have national health plans in effect.


CLIENTELE

         No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant.


EMPLOYEES

         The Registrant's subsidiaries had approximately 40,000 employees at the end of 1997 of whom approximately 35,000 are salaried and hourly employees and the remaining 5,000 are sales representatives who are generally compensated wholly or primarily by commission.


ITEM 2.  PROPERTIES.

         The Registrant's subsidiaries own and occupy office buildings in seven states and certain foreign countries, and lease office space elsewhere in the United States and in various foreign cities. Loss of the use of any owned or leased property, while potentially disruptive, would have no material impact on the Registrant.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant hereby incorporates by reference note 12 of the Notes to Consolidated Financial Statements on page 42 of the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. The executive officers of the Registrant were elected to their current positions on April 18, 1997 to serve until the meeting of the Board following the annual meeting of stockholders on April 17, 1998. Ages shown are as of December 31, 1997.

         For information concerning certain directors and executive officers of the Registrant, see item 10 below. As of March 31, 1998, the following individuals are also executive officers of the Registrant as defined in Rule 16a-1(f):

                                          HAS CONTINUOUSLY
                                        SERVED AS AN OFFICER
                                          OF REGISTRANT OR
           NAME, AGE, AND                  ONE OR MORE OF
           CURRENT OFFICE                 ITS SUBSIDIARIES                       BUSINESS EXPERIENCE
        OR PRINCIPAL POSITION                   SINCE                               PAST 5 YEARS
        ---------------------                   -----                               ------------
Harvey N. Medvin, 61                            1972            Mr. Medvin became Vice President and Chief
Executive Vice President,                                       Financial Officer of the Registrant in 1982 and
Chief Financial Officer                                         was elected to his current position in 1987.  He
and Treasurer                                                   also serves as a Director or Officer of certain of
                                                                the Registrant's subsidiaries.

Daniel T. Cox, 51                               1986            Mr. Cox was elected to his current position in
Executive Vice President                                        1991 and, prior to their sale in 1996, had served
                                                                as Chairman and Chief Executive Officer of certain
                                                                of the Registrant's underwriting subsidiaries.
                                                                Mr. Cox has headed the Registrant's benefits
                                                                consulting operation since 1987.  He also serves as
                                                                Director or Officer of certain of the Registrant's
                                                                subsidiaries.

Michael A. Conway, 50                           1990            Mr. Conway was Vice President of Combined
Senior Vice President and                                       Insurance from 1980 to 1984.  Following other
Senior Investment Officer                                       employment, Mr. Conway rejoined the Registrant
                                                                in 1990 as Senior Vice President of Combined
                                                                Insurance and was elected to his current position
                                                                in 1991. He also serves as Director or Officer of
                                                                certain of the Registrant's subsidiaries.



Michael D. O'Halleran, 47                       1987            Mr. O'Halleran was appointed President and Chief
President and Chief Operating                                   Operating Officer of Aon Group, Inc. in 1995.
Officer of Aon Group, Inc.                                      Prior thereto, since joining the Registrant in 1987,
                                                                he held a variety of senior positions in the
                                                                Registrant's insurance and reinsurance brokerage
                                                                business.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York, Chicago and London stock exchanges. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data on page 45 of the Annual Report.

         The Registrant had approximately 12,500 holders of record of its Common Shares as of February 25, 1998.

         The Registrant hereby incorporates by reference note 8 of the Notes to Consolidated Financial Statements on page 36 of the Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA.

         The Registrant hereby incorporates by reference the "Selected Financial Data" table on page 44 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Registrant hereby incorporates by reference "Management's Analysis of Operating Results and Financial Condition" on pages 18 through 24 of the Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Registrant hereby incorporates by reference "Market Risk Exposure" on page 24 of the Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant hereby incorporates by reference the following statements, notes and data from the Annual Report.
                                                                         Page(s)
                                                                         -------
         Consolidated Financial Statements ..........................    25 - 29
         Notes to Consolidated Financial Statements .................    30 - 42
         Report of Ernst & Young LLP, Independent Auditors ..........         43
         Quarterly Financial Data ...................................         45


ITEM 9.  CHANGES  IN  AND  DISAGREEMENT   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Registrant hereby incorporates by reference the information on pages 3 and 7 of the Proxy Statement For Annual Meeting of the Stockholders on April 17, 1998, of the Registrant ("Proxy Statement") concerning the following Directors of the Registrant, each of whom also serves as an executive officer of the Registrant as defined in Rule 16a-1(f): Patrick G. Ryan and Raymond I. Skilling. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. The Registrant also hereby incorporates by reference the information on pages 11 and 12 of the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

         The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 1997 Fiscal Year" and "Pension Plan Table" on pages 14 through 17 of the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Registrant hereby incorporates by reference the share ownership data contained on pages 2, 9 and 10 of the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Registrant hereby incorporates by reference the information under the heading "Transactions With Management" on page 22 of the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2). The Registrant has incorporated by reference from the Annual Report (see Item 8) the following consolidated financial statements of the Registrant and subsidiaries:

                                                                                                          Annual
                                                                                                          Report
                                                                                                          Page(s)
                                                                                                          -------
Consolidated Statements of Income - Years Ended December 31, 1997, 1996, and 1995                             25

Consolidated Statements of Financial Position - As of December 31, 1997 and 1996                           26-27

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995                28

Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995                          29

Notes to Consolidated Financial Statements                                                                 30-42

Report of Ernst & Young LLP, Independent Auditors                                                             43



Financial statement  schedules of the Registrant and  consolidated  subsidiaries not included in the Annual Report but filed herewith:
                  Consolidated Financial Statement Schedules -


                                                                        Schedule
                                                                        --------
   Summary of Investments - Other than Investments in Related Parties       I
   Parent Company Condensed Financial Statements                           II
   Supplementary Insurance Information                                    III
   Reinsurance                                                             IV
   Valuation and Qualifying Accounts                                        V
   Schedule VI is omitted as it is immaterial


(A)(3).  EXHIBITS

         (a)      Second Restated Certificate of Incorporation of the Registrant
                  - incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

         (b) Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation incorporated by reference to
                  Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 Form 10Q").

         (c) Bylaws of the Registrant - incorporated by reference to Exhibit (d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1982 (the "1982 Form 10-K").

         (d) Indenture dated September 15, 1992 between the Registrant and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee - incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 23, 1992.

         (e) Resolutions establishing terms of 6.875% Notes Due 1999 and 7.40% Notes Due 2002 incorporated by reference to Exhibits 4(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

         (f) Resolutions establishing the terms of 6.70% Notes Due 2003 and 6.30% Notes Due 2004 incorporated by reference to Exhibits 4(c) and 4(d) of the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

         (g) Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 of the Registrant's Amendment No. 1 to Registration Statement on Form S-4 No.
                  333-21237 dated March 27, 1997 (the "Capital Securities Registration").

         (h) First Supplemental Indenture dated as of January 13, 1997 between the Registrant and the Bank of New York, as trustee - incorporated by reference to Exhibit 4.2 of the Capital Securities Registration.

         (i)      Certificate  of  Trust  of Aon  Capital  A -  incorporated  by
                  reference   to   Exhibit   4.3  of  the   Capital   Securities
                  Registration.

         (j) Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities - incorporated by reference to Exhibit 4.5 of the Capital Securities Registration.

         (k) Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and the Bank of New York, as guarantee trustee - incorporated by reference to Exhibit 4.8 of the Capital Securities Registration.

         (l) Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.10 of the Capital Securities Registration.

         (m) Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. incorporated by reference to Exhibit 4.11 of the Capital Securities Registration.

         (n) Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. incorporated by reference to Exhibit 4.12 of the Capital Securities Registration.

         (o) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock incorporated by reference to
                  Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

         (p) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc. - incorporated by reference to Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

         (q) Registration rights agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including
                  Patrick G. Ryan and Andrew J. McKenna) - incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

         (r) Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates - incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1987 (the "1987 Form 10-K").

         (s) Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

         (t) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

         (u) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

         (v) Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan - incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

         (w) Annual Report to Stockholders of the Registrant for the year ended December 31, 1997 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

         (x)      List of Subsidiaries of the Registrant.

         (y) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of its report included in the 1997 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037 and 333-21237.

         (z) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1997 - to be filed by amendment as provided in Rule 15d-21(b).

         (aa)     Executive Compensation Plans and Arrangements:

                  (A) Aon Stock Option Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10 (a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").

                  (B)      Aon Stock Award Plan (as amended and restated through
                           1997) - incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.

                  (C) Aon Corporation 1995 Senior Officer Incentive Compensation Plan incorporated by reference to
                           Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

                  (D) Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan - incorporated by reference to Exhibit 10(q) of the 1995 Form 10-K.

                  (E) Employment Agreement dated June 1, 1993 by and among the Registrant, Aon Risk Services, Inc. and Michael
                           D. O'Halleran.

                  (F)      Aon  Severance  Plan -  incorporated  by reference to
                           Exhibit 10 to the Registrant's Quarterly Report to the Securities and Exchange Commission and Form 10-Q for the quarter ended June 30, 1997.

         (ab) Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10- Q for the period ended June 30, 1992.

         (ac) Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995 - incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

         (ad) Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995 - incorporated by reference to Exhibit 10(t) of the 1995 Form 10-K.

         (ae) Agreement and Plan of Merger among the Registrant; Subsidiary Corporation, Inc. ("Purchaser"); and Alexander & Alexander Services Inc. ("A&A") dated as of December 11, 1996 -
                  incorporated by reference to Exhibit (c)(1) of the Registrant's Tender Offer Statement on Schedule 14D-1 filed by the Registrant with the Securities and Exchange Commission ("SEC") on December 16, 1996 (the "Schedule 14D-1").

         (af) First Amendment to Agreement and Plan of Merger, dated as of January 7, 1997, among the Registrant, Purchaser and A&A - incorporated by reference to Exhibit (c)(3) to the Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

(b)      Reports on Form 8-K.

                  The Registrant filed no Current Reports on Form 8-K during the last quarter of the Registrant's year ended December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Scetion 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cuased this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 1998.

                                           Aon Corporation



                                           By:      /s/PATRICK G. RYAN
                                              ---------------------------------
                                           Patrick G. Ryan, Chairman, President
                                           and Chief Executive Officer


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


              Signature                                 Title                                  Date
              ---------                                 -----                                  ----

          /s/PATRICK G. RYAN                 Chairman, President, Chief                   March 21, 1998
---------------------------------------    Executive Officer and Director
           Patrick G. Ryan                  (Principal Executive Officer)



         /s/DANIEL T. CARROLL                         Director                            March 21, 1998
---------------------------------------
          Daniel T. Carroll


         /s/FRANKLIN A. COLE                          Director                            March 21, 1998
---------------------------------------
           Franklin A. Cole


         /s/EDGAR D. JANNOTTA                         Director                            March 21, 1998
---------------------------------------
          Edgar D. Jannotta


          /s/PERRY J. LEWIS                           Director                            March 21, 1998
---------------------------------------
            Perry J. Lewis


          /s/JOAN D. MANLEY                           Director                            March 21, 1998
---------------------------------------
            Joan D. Manley


         /s/ANDREW J. McKENNA                         Director                            March 21, 1998
---------------------------------------
          Andrew J. McKenna


              SIGNATURE                                 TITLE                                  DATE
              ---------                                 -----                                  ----


          /s/NEWTON N. MINOW                          Director                            March 21, 1998
---------------------------------------
           Newton N. Minow


       /s/RICHARD C. NOTEBAERT                        Director                            March 21, 1998
---------------------------------------
         Richard C. Notebaert


           /s/PEER PEDERSEN                           Director                            March 21, 1998
---------------------------------------
            Peer Pedersen


         /s/DONALD S. PERKINS                         Director                            March 21, 1998
---------------------------------------
          Donald S. Perkins


        /s/JOHN W. ROGERS, JR.                        Director                            March 21, 1998
---------------------------------------
         John W. Rogers, Jr.


        /s/GEORGE A. SCHAEFER                         Director                            March 21, 1998
---------------------------------------
          George A. Schaefer


        /s/RAYMOND I. SKILLING                        Director                            March 21, 1998
---------------------------------------
         Raymond I. Skilling


          /s/FRED L. TURNER                           Director                            March 21, 1998
---------------------------------------
            Fred L. Turner


          /s/ARNOLD R. WEBER                          Director                            March 21, 1998
---------------------------------------
           Arnold R. Weber


          /s/HARVEY N.MEDVIN                  Executive Vice President,                   March 21, 1998
---------------------------------------        Chief Financial Officer
           Harvey N. Medvin                          and Treasurer
                                              (Principal Financial and
                                                 Accounting Officer)



                                                                                                       SCHEDULE  I

                                                 Aon Corporation and Subsidiaries

                                            CONSOLIDATED SUMMARY OF INVESTMENTS - OTHER
                                                THAN INVESTMENTS IN RELATED PARTIES
                                                       AS OF DECEMBER 31, 1997


                                                                                                         Amount shown
                                                                                                         in Statement
(millions)                                                          Amortized            Fair            of Financial
                                                                   Cost or Cost          Value             Position
                                                                  ----------------   ----------------   ------------------

Fixed maturities - available for sale:
   U.S. government and agencies ...........................       $          208.6   $          212.8   $            212.8
   States and political subdivisions ......................                  523.9              554.9                554.9
   Debt securities of foreign governments
     not classified as loans ..............................                  841.9              891.8                891.8
   Corporate securities ...................................                1,282.9            1,323.6              1,323.6
   Public utilities .......................................                   59.4               61.7                 61.7
   Mortgage-backed securities .............................                   42.6               43.7                 43.7
   Other fixed maturities .................................                   54.6               55.1                 55.1
                                                                  ----------------   ----------------   ------------------
     TOTAL FIXED MATURITIES ...... .....................                   3,013.9            3,143.6              3,143.6
                                                                  ----------------   ----------------   ------------------

Equity securities - available for sale:
  Common stocks:
  Banks, trusts, and insurance companies ..................                  197.1              318.6                318.6
  Industrial, miscellaneous, and all other ................                  106.3              149.0                149.0
  Nonredeemable preferred stocks ..........................                  335.4              338.7                338.7
                                                                  ----------------   ----------------   ------------------
     TOTAL EQUITY SECURITIES ..............................                  638.8   $          806.3                806.3
                                                                  ----------------   ----------------   ------------------

Other:
  Mortgage loans on real estate .............................                 15.0*                                   14.7*
  Real estate - net of depreciation .........................                 11.6                                    11.6
  Policy loans ..............................................                 57.8                                    57.8
  Other long-term investments ...............................                199.1*                                  190.4*
  Short-term investments ....................................              1,697.7                                 1,697.7
                                                                  ----------------                      ------------------
          TOTAL INVESTMENTS ...............................       $        5,633.9                      $          5,922.1
                                                                  ================                      ==================

* Differences between cost and amounts shown in Statements of Financial Position for investments other than fixed maturity and equity securities result from certain valuation allowances.

                                                                                      SCHEDULE II


                                        Aon Corporation
                                        (Parent Company)
                           CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                       As of December 31,
                                                                ---------------------------------
(millions)                                                            1997              1996
                                                                ---------------    --------------

ASSETS
       Investments in subsidiaries .........................    $       4,667.8   $       3,268.9
       Notes receivable - subsidiaries .....................              745.3             482.6
       Cash and cash equivalents ...........................                9.5             216.9
       Other assets ........................................              166.2              34.4
                                                                ---------------    --------------
              Total Assets .................................    $       5,588.8   $       4,002.8
                                                                ===============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
       LIABILITIES
       Short-term borrowings ...............................    $         764.2   $         213.4
       6.3% long-term debt securities ......................               99.8              99.8
       7.4% long-term debt securities ......................               99.9              99.9
       6.875% long-term debt securities ....................               99.9              99.9
       6.7% long-term debt securities ......................              149.7             149.7
       Subordinated debt....................................              800.0                --
       Notes payable - subsidiaries ........................              488.8             351.4
       Notes payable - other ...............................               70.0               --
       Debt guarantee of employee stock
          ownership plan ...................................               33.1              46.1
       Accrued expenses and other liabilities ..............              111.3              59.7
                                                                ---------------    --------------
              Total Liabilities ............................            2,716.7           1,119.9
                                                                ---------------    --------------

       Redeemable preferred stock ..........................               50.0              50.0

       STOCKHOLDERS' EQUITY
       Preferred stock .....................................                  -               5.5
       Common stock ........................................              171.5             114.1
       Paid-in additional capital ..........................              377.0             475.4
       Net unrealized investment gains of subsidiaries .....              189.0             153.1
       Net foreign exchange gains (losses) of subsidiaries .              (85.6)              1.0
       Retained earnings ...................................            2,463.4           2,356.8
       Less treasury stock at cost .........................              (93.2)           (121.5)
       Less deferred compensation ..........................             (200.0)           (151.5)
                                                                 ---------------    --------------
              Total Stockholders' Equity ...................             2,822.1           2,832.9
                                                                 ---------------    --------------
              Total Liabilities and Stockholders' Equity ...     $       5,588.8   $       4,002.8
                                                                 ===============    ==============


See notes to condensed financial statements

                                                                                                        SCHEDULE II
                                                                                                        (Continued)

                                                    Aon Corporation
                                                    (Parent Company)
                                            CONDENSED STATEMENTS OF INCOME


                                                                                         Years ended December 31
                                                                        ---------------------------------------------------------
                                                                                1997                1996                1995
                                                                        ----------------     ----------------    ----------------
(millions)

REVENUE
     Dividends from subsidiaries                                        $         179.6      $       1,026.6     $         199.3
     Other investment income                                                       49.5                 44.1                34.3
     Realized investment gains (losses)                                             2.3                (11.0)               (4.1)
                                                                        ----------------     ----------------    ----------------
              Total Revenue                                                       231.4              1,059.7               229.5


EXPENSES
     Operating and administrative                                                   6.3                  5.7                 3.0
     Interest - subsidiaries                                                       85.3                 20.6                20.0
     Interest - other (1)                                                          61.7                 43.2                53.6
                                                                        ----------------     ----------------    ----------------
              Total Expenses                                                      153.3                 69.5                76.6
                                                                        ----------------     ----------------    ----------------


INCOME BEFORE EQUITY IN UNDISTRIBUTED
     INCOME OF SUBSIDIARIES                                                        78.1                990.2               152.9

Equity in undistributed income of subsidiaries                                    220.7               (655.0)              249.9
                                                                        ----------------     ----------------    ----------------

              NET INCOME                                                $         298.8      $         335.2     $         402.8
                                                                        ================     ================    ================

See notes to condensed financial statements.

(1) Interest expense - other allocated to discontinued operations was $5 million and $18 million for the years ended December 31, 1996 and 1995, respectively.

                                                                                                SCHEDULE II
                                                                                                (Continued)


                                              Aon Corporation
                                              (Parent Company)
                                     CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Years ended December 31
                                                                 --------------------------------------------
                                                                         1997           1996           1995
                                                                 --------------   ------------   ------------
(millions)

Cash Flows From Operating Activities .......................     $        124.3   $    1,016.9   $      164.5

Cash Flows From Investing Activities:
   Investments in subsidiaries .............................           (1,354.8)        (319.3)         (62.6)
   Notes receivables from subsidiaries .....................             (135.2)         (10.8)           1.5
                                                                 --------------   ------------   ------------
        Cash Used by Investing Activities ..................           (1,490.0)        (330.1)         (61.1)
                                                                 --------------   ------------   ------------

Cash Flows From Financing Activities:
   Treasury stock transactions - net .......................               21.4          (40.1)         (46.4)
   Issuance (repayment) of short-term borrowings - net .....              541.7         (139.2)         108.8
   Issuance of subordinated debt............................              800.0             --             --
   Issuance (repayment) of notes payable and long-term debt.              113.5         (105.6)          73.6
   Retirement of preferred stock ...........................             (136.2)         (14.2)         (75.4)
   Cash dividends to stockholders ..........................             (182.1)        (172.9)        (171.3)
                                                                 --------------   ------------   ------------
        Cash Provided (Used) by Financing Activities .......            1,158.3         (472.0)        (110.7)
                                                                 --------------   ------------   ------------


Increase (Decrease) in Cash and Cash Equivalents ...........             (207.4)         214.8           (7.3)
Cash and Cash Equivalents at Beginning of Year .............              216.9            2.1            9.4
                                                                 --------------   ------------   ------------
Cash and Cash Equivalents at End of Year ...................       $        9.5   $      216.9   $        2.1
                                                                 ==============   ============   ============


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


(2) Payments made as assessments by state guaranty funds to cover losses to policyholders of insurance companies under regulatory supervision for the years ended December 31, 1997, 1996 and 1995 were $0.8 million, $1.4 million and $5.0 million, respectively.


(3) Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $360 million may be subject to approval by regulatory authorities.


(4)    Subsequent Events
       On February 5, 1998, Aon announced an agreement to acquire Gil y Carvajal, the leading broker in Spain. In addition, Aon announced an agreement in principle to acquire Le Blanc de Nicolay, subject to normal regulatory consents and due diligence. Le Blanc de Nicolay is the largest reinsurance broker in France and is also prominent in retail brokerage and consulting services. Annual revenues of these acquisitions are approximately $125 million.

                                 Aon Corporation
                                (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

(5) Below is a reconciliation of the combined statutory stockholders' equity and net income of Aon's insurance subsidiaries to the consolidated stockholders' equity and net income on a basis in accordance with generally accepted accounting principles (GAAP):


(millions)
                                                             As of December 31, 1997
                                                       -----------------------------------
                                                        Life/A&H          P&C    Combined
                                                       -----------   ----------  ---------
Statutory Stockholders' Equity                         $    724.3    $   438.3   $ 1,162.6
Insurance business related adjustments:
     Deferred policy acquisition costs                      421.7        127.3       549.0
     Excess of cost over net assets purchased                 2.2            -         2.2
     Policy liabilities and reinsurance assets              126.3            -       126.3
     Deferred income taxes                                 (264.0)        16.9      (247.1)
     Investment valuation reserves                          184.4            -       184.4
     Non admitted assets                                     60.9          7.4        68.3
     Unrealized capital gains (FAS 115)                      89.9         39.8       129.7
                                                       -----------------------------------
Subtotal                                               $  1,345.7    $   629.7     1,975.4
                                                       ========================
Investment in other operations and other                                           2,692.5
                                                                                 ---------
Investments in subsidiaries                                                        4,667.9
Elimination of parent company contributions                                       (1,845.8)
                                                                                 ---------
Consolidated Stockholders' Equity                                                $ 2,822.1
                                                                                 =========

(millions)
                                                             As of December 31, 1996
                                                       -----------------------------------
                                                        Life/A&H          P&C    Combined
                                                       -----------   ----------  ---------
Statutory Stockholders' Equity                        $     611.7    $   363.8   $   975.5
Insurance business related adjustments:
     Deferred policy acquisition costs                      488.8        110.0       598.8
     Excess of cost over net assets purchased                 2.6            -         2.6
     Policy liabilities and reinsurance assets              112.1            -       112.1
     Deferred income taxes                                 (185.9)        24.1      (161.8)
     Investment valuation reserves                          133.7            -       133.7
     Non admitted assets                                     47.3          5.9        53.2
     Unrealized capital gains (FAS 115)                      76.8         34.8       111.6
                                                       -----------------------------------
Subtotal                                              $   1,287.1    $   538.6     1,825.7
                                                       ========================
Investment in other operations and other                                           1,443.2
                                                                                 ---------
Investments in subsidiaries                                                        3,268.9
Elimination of parent company contributions                                         (436.0)
                                                                                 ---------
Consolidated Stockholders' Equity                                                $ 2,832.9
                                                                                 =========

(millions)
                                                                                 As of December 31, 1997
                                                                        ------------------------------------
                                                                          Life/A&H          P&C    Combined
                                                                        -----------   ----------  ----------
Statutory Net Income *                                                  $    264.7    $    65.8   $    330.5
Insurance business related adjustments:
     Deferred policy acquisition costs                                        65.3         98.3        163.6
     Amortization of deferred policy acquisition costs                      (127.2)       (81.0)      (208.2)
     Amortization of cost of insurance purchased                                 -            -            -
     Amortization of excess of cost over net assets purchased                 (0.8)           -         (0.8)
     Policy liabilities and reinsurance assets                                14.2            -         14.2
     Deferred income taxes                                                   (80.1)        (6.1)       (86.2)
     Change in valuation reserves                                             (3.1)           -         (3.1)
     Deferred income (losses)                                                (69.9)         3.2        (66.7)
     Difference in realized gain on sale of subsidiaries                         -            -            -
     Realized gain on transfer of subsidiary                                     -            -            -
                                                                        ------------------------------------
Subtotal                                                                $     63.2    $    80.2        143.3
                                                                        ========================
Investment in other operations and other                                                               155.5
                                                                                                  ----------
Consolidated Net Income - GAAP Basis                                                              $    298.8
                                                                                                  ==========

* net of intercompany dividends

(millions)
                                                                                 As of December 31, 1996
                                                                        ------------------------------------
                                                                          Life/A&H          P&C    Combined
                                                                        -----------   ----------  ----------
Statutory Net Income *                                                  $    807.4    $    70.7   $    878.1
Insurance business related adjustments:
     Deferred policy acquisition costs                                       121.6         95.1        216.7
     Amortization of deferred policy acquisition costs                      (166.9)       (68.7)      (235.6)
     Amortization of cost of insurance purchased                              (2.0)           -         (2.0)
     Amortization of excess of cost over net assets purchased                 (0.9)           -         (0.9)
     Policy liabilities and reinsurance assets                                11.8            -         11.8
     Deferred income taxes                                                    (4.0)        (9.2)       (13.3)
     Change in valuation reserves                                              4.1            -          4.1
     Deferred income (losses)                                                  2.8         (3.5)        (0.7)
     Difference in realized gain on sale of subsidiaries                    (551.2)           -       (551.2)
     Realized gain on transfer of subsidiary                                     -            -            -
                                                                        -------------------------------------
Subtotal                                                                $    222.8    $    84.4        307.1
                                                                        ========================
Investment in other operations and other                                                                28.1
                                                                                                  -----------
Consolidated Net Income - GAAP Basis                                                              $    335.2
                                                                                                  ===========

* net of intercompany dividends

(millions)
                                                                                 As of December 31, 1995
                                                                        ------------------------------------
                                                                          Life/A&H          P&C    Combined
                                                                        -----------   ----------  ----------
Statutory Net Income *                                                  $    196.7    $    57.5   $    254.2
Insurance business related adjustments:
     Deferred policy acquisition costs                                       325.6         84.7        410.3
     Amortization of deferred policy acquisition costs                      (240.3)       (62.4)      (302.7)
     Amortization of cost of insurance purchased                             (10.4)           -        (10.4)
     Amortization of excess of cost over net assets purchased                 (4.9)           -         (4.9)
     Policy liabilities and reinsurance assets                               (31.0)           -        (31.0)
     Deferred income taxes                                                   (17.1)        (7.8)       (24.9)
     Change in valuation reserves                                              5.6            -          5.6
     Deferred income (losses)                                                 34.3          5.9         40.2
     Difference in realized gain on sale of subsidiaries                         -            -            -
     Realized gain on transfer of subsidiary                                   7.0            -          7.0
                                                                        ------------------------------------
Subtotal                                                                $    265.5    $    77.9        343.4
                                                                        ========================
Investment in other operations and other                                                                59.4
                                                                                                  ----------
Consolidated Net Income - GAAP Basis                                                              $    402.8
                                                                                                  ==========

* net of intercompany dividends

                                                                                                                      SCHEDULE III
                                                     Aon Corporation and Subsidiaries
                                                   SUPPLEMENTARY INSURANCE INFORMATION


                                          Future                                                      Amorti-
                                          policy    Unearned                                         zation of
                                         benefits,  premiums                               Benefits, deferred
                               Deferred   losses,  and other                     Commis-    claims,   policy    Other
                                policy    claims    policy-              Net      sions,  losses and  acqui-    oper-
                             acquisition and loss   holders' Premium  investment fees and settlement  sition    ating   Premiums
                                costs    expenses    funds   revenue   income(1)   other   expenses   costs    expenses written(2)
                             ----------- --------- --------- -------- ---------- -------- ---------- --------- -------- ----------
(millions)

Year ended December 31, 1997
   Insurance brokerage and
      consulting services .  $        --  $     -- $      -- $     -- $    168.6 $3,605.2 $       -- $      -- $ 3,425.0 $       --
   Insurance underwriting .        549.0   1,752.0   2,697.8  1,608.9      214.3     34.6      842.3     208.2     529.0    1,596.2
   Corporate and other.....           --        --        --       --      111.1      7.9         --        --     204.5         --
                             ----------- --------- --------- -------- ---------- -------- ---------- --------- --------- ----------
             Total ........  $     549.0 $ 1,752.0 $ 2,697.8 $1,608.9 $    494.0 $3,647.7 $    842.3 $   208.2 $ 4,158.5 $  1,596.2
                             =========== ========= ========= ======== ========== ======== ========== ========= ========= ==========



Year ended December 31, 1996
   Insurance brokerage and
     consulting services .   $        -- $      --  $     -- $     -- $     83.5 $1,918.8 $       -- $      -- $1,820.2 $       --
   Insurance underwriting.         598.8   1,920.3   2,439.3  1,526.7      197.0     50.1      789.5     207.9    524.1    1,581.6
   Corporate and other....            --        --        --       --      103.5      8.6         --        --    100.9         --
                             ----------- --------- --------- -------- ---------- -------- ---------- --------- -------- ----------
             Total ........  $     598.8 $ 1,920.3 $ 2,439.3 $1,526.7 $    384.0 $1,977.5 $    789.5 $   207.9 $2,445.2 $  1,581.6
                             =========== ========= ========= ======== ========== ======== ========== ========= ======== ==========



Year ended December 31, 1995
   Insurance brokerage and
     consulting services ..  $        -- $      -- $      -- $     -- $     75.7 $1,651.3 $       -- $      -- $1,515.1 $       --
   Insurance underwriting .      1,348.7   2,446.0   7,110.4  1,426.5      168.5     44.9      698.5     207.5    487.5    1,596.2
   Corporate and other.....           --        --        --       --       85.2     13.6         --        --     99.1         --
                             ----------- --------- --------- -------- ---------- -------- ---------- --------- -------- ----------
             Total ........  $   1,348.7 $ 2,446.0 $ 7,110.4 $1,426.5 $    329.4 $1,709.8 $    698.5 $   207.5 $2,101.7 $  1,596.2
                             =========== ========= ========= ======== ========== ======== ========== ========= ======== ==========



(1) The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances.
(2) Net of reinsurance ceded.

                                                                     SCHEDULE IV
                        Aon Corporation and Subsidiaries
                                  REINSURANCE


                                                                         Year Ended December 31, 1997
                                                      --------------------------------------------------------------
                                                                                                          Percentage
                                                                    Ceded to     Assumed                  of amount
                                                        Gross         other     from other      Net       assumed to
(millions)                                              amount      companies    companies     amount        net
                                                      ----------   ----------   ----------   ----------   ----------

Life insurance in force (1) ......................    $ 10,437.8   $ 12,514.9   $  8,822.7   $  6,745.6        130.8%
                                                      ==========   ==========   ==========   ==========   ==========

Premiums and policy fees
 Life Insurance ..................................    $    214.0   $    153.5   $     85.8   $    146.3         58.6%
 A&H Insurance ...................................       1,072.7        277.7        139.7        934.7         14.9
 Specialty Property
    & Casualty (2) ...............................         634.2        178.3         72.0        527.9         13.6
                                                      ----------   ----------   ----------   ----------   ----------

 Total premiums and policy fees ..................    $  1,920.9   $    609.5   $    297.5   $  1,608.9         18.5%
                                                      ==========   ==========   ==========   ==========   ==========

(1) Includes credit life insurance.
(2) Includes mechanical repair insurance sold through automobile dealers, appliance warranty insurance and property liability insurance.



                                                                         Year Ended December 31, 1996
                                                      --------------------------------------------------------------
                                                                                                          Percentage
                                                                   Ceded to      Assumed                   of amount
                                                        Gross        other      from other      Net       assumed to
(millions)                                              amount     companies    companies      amount         net
                                                      ----------   ----------   ----------   ----------   ----------

Life insurance in force (1) ......................    $ 10,996.7   $ 12,749.8   $ 10,304.1   $  8,551.0        120.5%
                                                      ==========   ==========   ==========   ==========   ==========

Premiums and policy fees
 Life Insurance ..................................    $    206.5   $    133.0   $     87.7   $    161.2         54.4%
 A&H Insurance ...................................       1,045.3        213.9        112.7        944.1         11.9
 Specialty Property
    & Casualty (2) ...............................         490.3        160.8         91.9        421.4         21.8
                                                      ----------   ----------   ----------   ----------   ----------

 Total premiums and policy fees ..................    $  1,742.1   $    507.7   $    292.3   $  1,526.7         19.1%
                                                      ==========   ==========   ==========   ==========   ==========

(1) Includes credit life insurance.
(2) Includes mechanical repair insurance sold through automobile dealers, appliance warranty insurance and property liability insurance.


                                                                         Year Ended December 31, 1995
                                                      --------------------------------------------------------------
                                                                                                          Percentage
                                                                   Ceded to      Assumed                  of amount
                                                        Gross        other      from other      Net       assumed to
(millions)                                              amount     companies    companies      amount         net
                                                      ----------   ----------   ----------   ----------   ----------

Life insurance in force (1) ......................    $ 80,176.6   $ 27,936.6   $    991.4   $ 53,231.4          1.9%
                                                      ==========   ==========   ==========   ==========   ==========

Premiums and policy fees
 Life Insurance ..................................    $    251.9   $     83.9   $      4.0   $    172.0          2.3%
 A&H Insurance ...................................       1,032.9         98.5          5.1        939.5          0.5
 Specialty Property
    & Casualty (2) ...............................         375.0        133.9         73.9        315.0         23.5
                                                      ----------   ----------   ----------   ----------   ----------

 Total premiums and policy fees ..................    $  1,659.8   $    316.3   $     83.0   $  1,426.5          5.8%
                                                      ==========   ==========   ==========   ==========   ==========

(1) Includes credit life insurance.
(2) Includes mechanical repair insurance sold through automobile dealers, appliance warranty insurance and property liability insurance.

                                                                                                    SCHEDULE V
                                                 Aon CORPORATION
                                        VALUATION AND QUALIFYING ACCOUNTS
                                  Years Ended December 31, 1997, 1996 and 1995


(millions)                                                                     Additions
                                                                 -------------------------------------
                                                                                Charged/
                                                      Balance at   Charged to  (credited)               Balance
                                                       beginning    cost and    to other   Deductions   at end
                             Description                of year     expenses    accounts      (1)       of year
----------------------------------------------------  ----------   ----------  ----------  ----------  ----------

Year ended December 31,1997
  Reserve for losses (3)
  (deducted from mortgage loans on real estate)        $     0.7   $        -  $     (0.4) $        -  $      0.3

  Reserve for losses (3)
  (deducted from other long-term investments)                5.2            -         3.5           -         8.7

  Allowance for doubtful accounts (4)
  (deducted from insurance brokerage and consulting
   services receivables)                                    59.9          9.3        66.7       (14.4)      121.5

  Allowance for doubtful accounts
  (deducted from premiums and other)                         3.1          2.2           -        (0.3)        5.0


Year ended December 31, 1996
  Reserve for losses (2)
  (deducted from mortgage loans on real estate)        $    25.6   $        -  $    (24.9) $        -  $      0.7

  Reserve for losses
  (deducted from other long-term investments)                5.2            -           -           -         5.2

  Allowance for doubtful accounts (4)
  (deducted from insurance brokerage and consulting
   services receivables)                                    47.4          9.5        13.4       (10.5)       59.9

  Allowance for doubtful accounts (2)
  (deducted from premiums and other)                         3.9          2.1        (2.9)          -         3.1


Year ended December 31, 1995
  Reserve for losses (3)
  (deducted from mortgage loans on real estate)        $    29.7   $        -   $    (4.1) $        -  $     25.6

  Reserve for losses (3)
  (deducted from other long-term investments)                6.7            -         1.0        (2.5)        5.2

  Allowance for doubtful accounts
  (deducted from insurance brokerage and consulting
   services receivables)                                    45.2          6.0           -        (3.8)       47.4

  Allowance for doubtful accounts
  (deducted from premiums and other)                         3.2          2.0           -        (1.3)        3.9


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


                         Cross Reference Sheet, Pursuant
                           to General Instruction G(4)

ITEM IN FORM 10-K                                                  INCORPORATED BY REFERENCE TO
-----------------                                                  ----------------------------
Part I

Item 1.  Business                                                  Annual Report to Stockholders of the Registrant for
                                                                   the Year 1997 ("Annual Report") pages 7
                                                                   through 16, and 32 and 33.


Item 3.  Legal Proceedings                                         Annual Report page 42 (note 12 of Notes to
                                                                   Consolidated Financial Statements).

Part II

Item 5.  Market for the Registrant's Common Stock                  Annual Report page 36 (note 8 of Notes to
         and Related Security Holder Matters                       Consolidated Financial Statements) and page 45
                                                                   ("Dividends paid per share" and "Price range").

Item 6.  Selected Financial Data                                   Annual Report page 44.

Item 7.  Management's Discussion and Analysis of                   Annual Report pages 18 through 24.
         Financial Condition and Results of
         Operations

Item 7A. Quantitative and Qualitative Disclosures                  Annual Report page 24 ("Market Risk Exposure").
         about Market Risk

Item 8.  Financial Statements and Supplementary                    Annual Report pages 25 through 43 and 45.
         Data

Part III

Item 10.  Directors and Executive Officers of the                  Proxy  Statement For Annual Meeting of  Stockholders
          Registrant                                               on  April  17,  1998  of  the   Registrant   ("Proxy
                                                                   Statement") pages 3, 7, 11 and 12 .

Item 11.  Executive Compensation                                   Proxy Statement pages 14 through 17.

Item 12.  Security Ownership of Certain Beneficial                 Proxy Statement pages 2, 9 and 10.
          Owners and Management

Item 13.  Certain Relationships and Related                        Proxy Statement page 22 ("Transactions With
          Transactions                                             Management").

Part IV

Item 14.  Exhibits, Financial Statement Schedules,                 Annual Report pages 25 through 43.
          And Reports on Form 8-K


                                  EXHIBIT INDEX

Exhibit Number                                                                                   Page Number of
Regulation                                                                                       Sequentially
S-K, Item 601                                                                                    Numbered Copy
-------------                                                                                    -------------

(3)      Articles of incorporation and bylaws:

         (a) Second Restated Certificate of Incorporation of the Registrant incorporated by reference to Exhibit 3(a) to the 1991 Form
                  10-K.

         (b)      Certificate of Amendment of the  Registrant's  Second Restated
                  Certificate of  Incorporation  - incorporated  by reference to
                  Exhibit 3 to the First Quarter 1994 Form 10-Q.

         (c) Bylaws of the Registrant - incorporated by reference to Exhibit (d) to the 1982 Form 10-K.

         (d)      Certificate  of  Designation  for the  Registrant's  Series  C
                  Cumulative  Preferred  Stock -  incorporated  by  reference to
                  Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

(4)      Instruments   defining  the  rights  of  security  holders,   including
         indentures:

         (a)      Indenture  dated September 15, 1992 between the Registrant and
                  Continental  Bank  Corporation  (now  known as Bank of America
                  Illinois),  as Trustee - incorporated  by reference to Exhibit
                  4(a) of the  Registrant's  Current  Report  on Form 8-K  dated
                  September 23, 1992.

         (b)      Resolutions  establishing  terms of 6.875%  Notes Due 1999 and
                  7.40% Notes Due 2002 -  incorporated  by  reference to Exhibit
                  4(d) to the 1992 Form 10-K.

         (c) Resolutions establishing the terms of 6.70% Notes Due 2003 incorporated by reference to Exhibit 4(c) to the 1993 Form
                  10-K.

         (d) Resolutions establishing the terms of 6.30% Notes Due 2004 incorporated by reference to Exhibit 4(d) to the 1993 Form
                  10-K.

         (e) Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 of the Registrant's
                  Amendment  No.  1 to  Registration  Statement  on Form S-4 No.
                  333-21237  dated  March  27,  1997  (the  "Capital  Securities
                  Registration").

         (f)      First  Supplemental  Indenture  dated as of January  13,  1997 between the  Registrant and the Bank of New York, as trustee -
                  incorporated  by  reference  to  Exhibit  4.2 of  the  Capital
                  Securities Registration.

         (g)      Certificate  of  Trust  of Aon  Capital  A -  incorporated  by
                  reference   to   Exhibit   4.3  of  the   Capital   Securities
                  Registration.

                                  EXHIBIT INDEX

Exhibit Number                                                                                   Page Number of
Regulation                                                                                       Sequentially
S-K, Item 601                                                                                    Numbered Copy
-------------                                                                                    -------------

         (h) Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The
                  Bank of New York,  as Property  Trustee,  The Bank of New York
                  (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities - incorporated by reference to Exhibit 4.5 of the Capital Securities Registration.

         (i)      Capital Securities Guarantee Agreement dated as of January 13,
                  1997 between the Registrant and the Bank of New York, as guarantee trustee - incorporated by reference to Exhibit 4.8 of the Capital Securities Registration.

         (j) Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital
                  A and Morgan Stanley & Co.  Incorporated and Goldman,  Sachs &
                  Co. - incorporated by reference to Exhibit 4.10 of the Capital
                  Securities Registration.

         (k) Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and
                  Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.11 of the Capital
                  Securities Registration.

         (l) Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and
                  Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.12 of the Capital
                  Securities Registration.


(10)     Material Contracts:

         (a) Aon Stock Option Plan (as amended and restated through 1997)- incorporated by reference to Exhibit 10(a) to the Registrant's
                  Quarterly Report to the Securities and Exchange  Commission on
                  Form 10-Q for the quarter ended March 31, 1997 (the "First
                  Quarter 1997 Form 10-Q").

         (b) Registration Rights Agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (Including
                  Patrick G. Ryan and Andrew J. McKenna) - incorporated by reference to Exhibit (f) to the 1982 Form 10-K.


         (c)      Deferred  Compensation  Agreement by and among  Registrant and
                  Registrant's  directors  who are  not  salaried  employees  of
                  Registrant  or  Registrant's   affiliates  -  incorporated  by
                  reference to Exhibit 10(i) to the 1987 Form 10-K.


                                  EXHIBIT INDEX

Exhibit Number                                                                                   Page Number of
Regulation                                                                                       Sequentially
S-K, Item 601                                                                                    Numbered Copy
-------------                                                                                    -------------

         (d) Aon Stock Award Plan (as amended and restated through 1997)- incorporated by reference to Exhibit 10(b) to the First
                  Quarter 1997 Form 10-Q.

         (e) Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley
                  Ryan, Ryan Enterprises Corporation and Harvey N. Medvin - incorporated by reference to Exhibit 10(j) to the 1991 Form
                  10-K.

         (f) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc. - incorporated by reference to Exhibit 4(c) to the Third Quarter
                  1992 Form 10-Q.

         (g)      Aon  Corporation  1994 Amended and Restated  Outside  Director
                  Stock Award Plan - incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

         (h)      Aon  Corporation  1995 Senior Officer  Incentive  Compensation
                  Plan - incorporated  by reference to Exhibit 10(p) to the 1995
                  Form 10-K.

         (i)      Aon Deferred  Compensation Plan and First Amendment to the Aon
                  Deferred  Compensation  Plan -  incorporated  by  reference to
                  Exhibit 10(q) to the 1995 Form 10-K.

         (j) Aon Severance Plan - incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June
                  30, 1997.

         (k)      Asset  Purchase  Agreement  dated July 24,  1992  between  the
                  Registrant and Frank B. Hall & Co. Inc. - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly
                  Report on Form 10-Q for the period ended June 30, 1992.

         (l)      Stock Purchase Agreement by and among the Registrant, Combined
                  Insurance  Company of America,  Union  Fidelity Life Insurance
                  Company and General Electric Capital  Corporation  dated as of
                  November 11, 1995 - incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

         (m)      Stock Purchase Agreement by and among the Registrant; Combined
                  Insurance  Company of America;  The Life Insurance  Company of
                  Virginia;  Forth Financial Resources,  Ltd.; Newco Properties,
                  Inc.; and General  Electric  Capital  Corporation  dated as of
                  December 22, 1995 - incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.


                                  EXHIBIT INDEX

Exhibit Number                                                                                   Page Number of
Regulation                                                                                       Sequentially
S-K, Item 601                                                                                    Numbered Copy
-------------                                                                                    -------------

         (n) Agreement and Plan of Merger among the Registrant, Purchaser and A&A dated as of December 11, 1996 - incorporated by reference to Exhibit (c)(1) to the Registrant's Schedule 14D-1 filed with the SEC on December 16, 1996.

         (o) First Amendment to Agreement and Plan of Merger dated as of January 7, 1997 among the Registrant, Purchaser and A&A incorporated by reference to Exhibit (c)(3) to Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

         (p)      Employment  Agreement  dated  June 1,  1993 by and  among  the
                  Registrant, Aon Risk Services, Inc. and Michael D. O'Halleran.

(12)     Statements regarding Computation of Ratios.

         (a)      Statement regarding Computation of Ratio of Earnings of Fixed
                  Charges.

         (b)      Statement regarding Computation of Ratio of Earnings to
                  Combined Fixed Charges and Preferred Stock Dividends.

(13)     Annual  Report to  Stockholders  of the  Registrant  for the year ended
         December 31, 1997.

(21)     List of subsidiaries of the Registrant.


(23) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of their report included in the 1997
         Annual Report to  Stockholders  and into Aon's  Registration  Statement
         Nos. 33-27984, 33-42575, 33-59037 and 333-21237.

(99) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1997 - to be filed by amendment as provided in Rule 15d-21(b).

                                     - 29 -