Form 10-Q
period 1998-03-31
AON CORP
filed 1998-05-15
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---       OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

         ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


             (312) 701-3000
             --------------
     (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

Number of shares of common stock outstanding:

                                                      No. Outstanding
           Class                                       as of 3-31-98
           -----                                       -------------
   $1.00 par value Common                               168,651,179

                                     Part 1
                              Financial Information
                                 Aon CORPORATION
             Condensed Consolidated Statements of Financial Position


(millions)                                              As of       As of
                                                      March 31,   March 31,
                                                         1998        1997
                                                     ----------  ----------
ASSESTS                                             (Unaudited)

Investments
  Fixed maturities at fair value                     $  3,044.5  $  3,143.6
  Equity securities at fair value                         714.8       806.3
  Short-term investments                                2,075.0     1,697.7
  Other investments                                       282.8       274.5
                                                     ----------  ----------
      Total investments                                 6,117.1     5,922.1


Cash                                                    1,010.0     1,084.7

Receivables
  Insurance brokerage and consulting
   services                                             5,292.0     5,320.5
  Premiums and other                                      993.5       862.6
  Accrued investment income                                68.8        66.8
                                                     ----------  ----------
      Total receivables                                 6,354.3     6,249.9



Intangible assets                                       3,141.9     3,094.5

Other assets                                            2,251.5     2,340.0

                                                     ----------  ----------
      Total Assets                                   $ 18,874.8  $ 18,691.2
                                                     ==========  ==========


LIABILITIES AND EQUITY

Policy Liabilities
  Future policy benefits                             $    948.3  $    942.6
  Policy and contract claims                              790.1       809.4
  Unearned and advance premiums                         1,853.8     1,869.7
  Other policyholder funds                              1,011.1       828.1
                                                     ----------  ----------
      Total policy liabilities                          4,603.3     4,449.8


General Liabilities
  Insurance premiums payable                            6,538.1     6,379.8
  Commissions and general expenses                      1,382.3     1,488.8
  Short-term borrowings                                   675.6       764.2
  Notes payable                                           618.3       637.1
  Other liabilities                                     1,323.5     1,299.4
                                                     ----------  ----------
      Total Liabilities                                15,141.1    15,019.1


Commitments and Contingent Liabilities

Redeemable Preferred Stock                                 50.0        50.0

Company-obligated Mandatorily Redeemable
  Preferred Capital Securities of Subsidiary
  Trust holding solely the Company's Junior
  Subordinated Debentures                                 800.0       800.0

Stockholders' Equity
  Common stock - $1 par value                             171.5       171.5
  Paid-in additional capital                              393.8       377.0
  Net unrealized investment gains                         182.4       189.0
  Net foreign exchange losses                             (83.3)      (85.6)
  Retained earnings                                     2,506.9     2,463.4
  Less - Treasury stock at cost                           (77.0)      (93.2)
         Deferred compensation                           (210.6)     (200.0)
                                                     ----------  ----------
      Total Stockholders' Equity                        2,883.7     2,822.1

                                                     ----------  ----------
      Total Liabilities and Equity                   $ 18,874.8  $ 18,691.2
                                                     ==========  ==========

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             First Quarter Ended
                                                                                       ----------------------------
                                                                                          March 31,       March 31,
(millions except per share data)                                                             1998            1997
                                                                                       ------------    ------------

REVENUE
   Brokerage commissions and fees ..............................................       $     996.2     $     841.7
   Premiums and other ..........................................................             416.8           394.4
   Investment income ...........................................................             148.5           118.2
                                                                                       ------------    ------------
      Total revenue ............................................................           1,561.5         1,354.3
                                                                                       ------------    ------------

EXPENSES
   General expenses ............................................................           1,048.2           943.0
   Benefits to policyholders ...................................................             225.9           205.2
   Interest expense ............................................................              20.1            14.6
   Amortization of intangible assets ...........................................              29.5            31.3
   Special charges .............................................................               --            145.0
                                                                                       ------------    ------------
      Total expenses ...........................................................           1,323.7         1,339.1
                                                                                       ------------    ------------

INCOME BEFORE INCOME TAX AND MINORITY INTEREST .................................             237.8            15.2
   Provision for income tax ....................................................              89.2             5.7
                                                                                       ------------    ------------
INCOME BEFORE MINORITY INTEREST ................................................             148.6             9.5
   Minority interest - 8.205% mandatorily redeemable preferred capital securities            (10.3)           (8.8)
                                                                                       ------------    ------------
NET INCOME .....................................................................       $     138.3     $       0.7
                                                                                       ============    ============
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCKHOLDERS ............................       $     137.7     $      (2.7)
                                                                                       ============    ============

NET INCOME (LOSS) PER SHARE:
   Basic net income (loss) per share ...........................................       $      0.82    $      (0.02)
                                                                                       ============    ============

   Dilutive net income (loss) per share ........................................       $      0.80    $      (0.02)
                                                                                       ============    ============

CASH DIVIDENDS PAID ON COMMON STOCK ............................................       $      0.26    $       0.24
                                                                                       ============    ============

  Average common and common equivalent shares outstanding ......................             171.4           167.1
                                                                                       ------------    ------------

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     First Quarter Ended
                                                                             --------------------------------
                                                                                  March 31,       March 31,
(millions)                                                                           1998            1997
                                                                             ---------------   --------------

CASH PROVIDED BY OPERATING ACTIVITIES ...................................       $    256.2     $     307.8

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of investments
         Short-term - net ...............................................              --             92.2
         Fixed maturities
               Maturities ...............................................             27.2            20.6
               Calls and prepayments ....................................             17.5            17.1
               Sales ....................................................          1,310.3           395.7
         Equity securities ..............................................          1,100.8           348.1
         Other investments ..............................................             33.0             1.6
  Purchase of investments
         Short-term - net ...............................................           (430.7)            --
         Fixed maturities ...............................................         (1,233.1)         (400.9)
         Equity securities ..............................................         (1,011.3)         (185.0)
         Other investments ..............................................            (39.8)          (13.7)
 Acquisition of subsidiaries ............................................            (96.1)       (1,289.8)
 Acquired fiduciary funds from acquisitions .............................              --            734.0
 Property and equipment and other .......................................            (42.7)          (28.6)
                                                                               ------------    ------------
               CASH USED BY INVESTING ACTIVITIES ........................           (364.9)         (308.7)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Treasury stock transactions - net ....................................             12.3            10.9
   Issuance (repayment) of short-term borrowings - net ..................            (88.7)          124.0
   Issuance of mandatorily redeemable preferred capital securities ......              --            800.0
   Repayment of long-term debt ..........................................            (19.0)          (51.1)
   Interest sensitive life, annuity and investment contracts
         Deposits .......................................................            186.5            37.0
         Withdrawals ....................................................            (18.1)            --
   Cash dividends to stockholders .......................................            (44.0)          (42.4)
                                                                               ------------    ------------
               Cash Provided by Financing Activities ....................             29.0           878.4
                                                                               ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................................              5.0           (18.0)
INCREASE (DECREASE) IN CASH .............................................            (74.7)          859.5
CASH AT BEGINNING OF PERIOD .............................................          1,084.7           410.1
                                                                               ------------    ------------
CASH AT END OF PERIOD ...................................................      $   1,010.0     $   1,269.6
                                                                               ------------    ------------

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

         Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 1997 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

         Certain prior period amounts have been reclassified to conform to the current period presentation.


2.       Statements of Financial Accounting Standards (SFAS)
         ---------------------------------------------------

         Comprehensive Income
         --------------------

         As of January 1, 1998, Aon adopted the interim reporting requirements of Financial Accounting Standards Board (FASB) Statement No. 130 (Reporting Comprehensive Income) as presented below. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however the adoption of this Statement had no impact on Aon's net income or stockholders' equity. Statement No. 130 requires net unrealized investment gains or losses on Aon's available-for-sale securities and net foreign exchange gains or losses, which currently are reported in stockholders' equity, to be included in accumulated other comprehensive income and the disclosure of comprehensive income. When Aon adopts the fiscal year end reporting requirements of Statement No. 130 in its December 31, 1998 financial statements, the totals of other comprehensive income items and comprehensive income (which includes net income), will be displayed separately and prior year financial statements will be reclassified to conform to the requirements of Statement No. 130.

         The components of comprehensive income or loss, net of related tax, for the first quarter ended March 31, 1998 and 1997 are as follows:

(millions)                                                      1998                  1997
                                                                ----                  ----

          Net income                                     $       138.3          $         0.7
          Net unrealized investment losses                        (6.6)                 (34.1)
          Net foreign exchange gains (losses)                      2.3                  (35.6)
                                                         ===================    ==================
          Comprehensive income (loss)                    $       134.0          $       (69.0)
                                                         ===================    ==================

         The components of accumulated other comprehensive income, net of related tax, at March 31, 1998 and December 31, 1997, are as follows:

(millions)                                                      1998                    1997
                                                                ----                    ----

          Net unrealized investment gains                $       182.4           $       189.0
          Net foreign exchange losses                            (83.3)                  (85.6)
                                                         ====================    ===================
          Accumulated other comprehensive income         $        99.1           $       103.4
                                                         ====================    ===================



         Segments Disclosure
         -------------------

         In 1997, the FASB issued Statement No. 131 (Disclosures about Segments of an Enterprise and Related Information). Statement No. 131 establishes standards for providing disclosures related to products and services, geographic areas, and major customers. Aon will adopt this statement in its fourth quarter 1998 financial statements as required. Implementation of this statement is not expected to have a material effect on Aon's financial statements.


3.       Capital Stock
         -------------

         In first quarter 1998, Aon reissued 436,500 shares of common stock from treasury for employee benefit plans. Aon purchased 18,200 shares of its common stock at a total cost of $1.1 million during first quarter 1998. In addition, Aon reissued 210,900 shares of common stock from treasury in connection with business combinations. There were 2.9 million shares of common stock held in treasury at March 31, 1998.


4.       Capital Securities
         ------------------

         In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.


5.       Business Combinations
         ---------------------

         In first quarter 1998, operating results were impacted by the insurance brokerage acquisition of Gil y Carvajal. Gil y Carvajal is the largest retail and reinsurance broker in Spain. This acquisition was accounted for by the purchase method. The effect of the acquisition was not material to Aon's consolidated financial statements.

         In April 1998, Aon acquired LeBlanc de Nicolay (the largest reinsurance broker in France), subject to regulatory approval. This acquisition will be accounted for by the purchase method and its effect is not anticipated to be material to Aon's consolidated financial statements.

6.       Earnings Per Share
         ------------------

         Earnings per share is computed in accordance with FASB Statement No. 128 (Earnings Per Share) and is calculated as follows:

                                                                     First Quarter Ended
                                                      -------------------------------------------------
          (millions except per share data)              March 31, 1998               March 31, 1997
          ---------------------------------------------------------------------------------------------

          Net income                                    $        138.3               $          0.7
          8% preferred stock dividends                              -                           2.8
          Redeemable preferred stock dividends                     0.6                          0.6
                                                        ===============              ===============
          Net income (loss) for dilutive and basic      $        137.7               $         (2.7)
                                                        ===============              ===============

          Basic shares outstanding                               168.7                        167.1
          Common stock equivalents                                 2.7                           -
                                                       ------------------------------------------------
          Dilutive potential common shares                       171.4                        167.1
          ---------------------------------------------------------------------------------------------
          Basic earnings per share                               $0.82                       ($0.02)
          Dilutive earnings per share                            $0.80                       ($0.02)
          ---------------------------------------------------------------------------------------------


7.       Alexander & Alexander Services Inc. (A&A) Discontinued Operations
         -----------------------------------------------------------------

         A&A discontinued its insurance underwriting operations in 1985, some of which were then placed into run-off, the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of March 31, 1998, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position and amount to $152 million. Such liabilities are net of reinsurance recoverables and other assets of $176 million.



8.       Contingencies
         -------------

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

         At the time of Aon's acquisition of A&A in January 1997, A&A was facing various legal claims, several of which remain ongoing. While the possibility of substantial exposure remains, based on current facts and circumstances, Aon believes the possibility of material loss resulting from these exposures is remote.

         Although the ultimate outcome of these suits cannot be ascertained and liabilities in indeterminate amounts may be imposed on Aon or its subsidiaries, on the basis of present information, availability of insurance coverages and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims and lawsuits will not have a material adverse effect on the consolidated financial position of Aon.

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                             FOR FIRST QUARTER 1998


CONSOLIDATED RESULTS
--------------------

GENERAL
-------
Certain amounts in the prior years' condensed consolidated financial statements have been reclassified to conform to the 1998 presentation.

Brokerage commissions and fees increased $154.5 million or 18.4% in first quarter 1998, primarily reflecting business combination activity related to the acquisitions of Gil y Carvajal in first quarter 1998, Jauch & Hubener in fourth quarter 1997 and, to a lesser extent, Minet and certain other 1997 brokerage acquisitions.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other increased $22.4 million or 5.7% in first quarter compared with the same period last year. Extended warranty premiums earned increased $28.7 million or 24.4% in the quarter reflecting continued growth, primarily in the appliance and electronic lines. There was modest growth in direct sales business as a result of changes in the consumer insurance market. The runoff of North American auto credit business partially offset this growth in premiums earned.

Investment income, which includes related expenses and realized investment gains, increased $30.3 million or 25.6% in the first quarter 1998 when compared to prior year. Investment income growth was primarily related to income received on private equity and other investment holdings. Investment income from insurance brokerage and consulting operations, primarily relating to fiduciary funds, increased to $44 million in first quarter 1998 from $39 million in 1997, due to brokerage acquisition activity and internal growth.

Total revenue increased $207.2 million or 15.3% in the first quarter 1998, primarily attributable to brokerage acquisition activity and to income received on private equity and other investment holdings.

Benefits to policyholders increased 10.1% or $20.7 million in first quarter 1998, reflecting a higher volume of new extended warranty business. This growth was partially offset by the run-off of auto credit business as planned.

In first quarter 1997, Aon reported special charges of $145 million ($90.6 million after-tax) related to the restructuring of Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services Inc. (A&A). The special charges included costs related to severance and other costs and the consolidation of real estate space. The 1997 special charges were reflected as a separate component of total expenses in the condensed consolidated statements of operations.

Total expenses decreased $15.4 million or 1.2% in first quarter 1998 when compared to prior year. The decrease reflects the inclusion of 1997 pretax special charges. In first quarter 1998, restructuring liabilities related to 1997 special charges have been reduced as planned, and reflect payments on those special charges and valuation adjustments related to recent acquisitions. Total expenses, excluding the 1997 special charges, increased 10.9% for the first quarter 1998. Income before income tax increased $222.6 million or over

500% in first quarter 1998, when compared to prior year, primarily due to the inclusion of special charges in first quarter 1997. Excluding special charges, income before income tax increased 48.4% when compared to first quarter 1997, largely due to growth in the insurance brokerage and consulting services segment and to the achievement of cost savings resulting from the consolidation of brokerage operations.



MAJOR LINES OF BUSINESS
-----------------------

GENERAL
-------

For purposes of the following line of business discussions, comparisons against last year's results exclude special charges. Management anticipates that the full benefit of cost savings on brokerage operations will continue to be achieved throughout the remainder of 1998. In addition, references to income before income tax exclude minority interest related to the capital securities.


INSURANCE BROKERAGE AND CONSULTING SERVICES
-------------------------------------------

First quarter 1998 revenue and income before income tax have been impacted by the acquisition of Gil y Carvajal in first quarter 1998, and the acquisitions of Jauch & Hubener, Minet and certain other brokerage acquisitions in third and fourth quarter 1997.

Insurance and other services (retail, reinsurance and wholesale brokerage) revenue increased $138.5 million or 18.4% in the first quarter 1998 when compared with the same period last year, largely due to acquisition activity. Insurance and other services continued to reflect highly competitive property and casualty pricing in the domestic market.

Consulting provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $21 million or 16.3% for the first quarter 1998 when compared to prior year, primarily due to post-first quarter 1997 acquisitions and, to a lesser extent, expanding integrated human resources consulting programs.

Overall, revenue for the insurance brokerage and consulting services segment increased $159.5 million or 18.1% in the first quarter 1998. Acquisitions made in 1998 and post-first quarter 1997 accounted for a majority of the above mentioned revenue growth in the quarter. Excluding the impact of acquisitions, revenue related to brokerage core businesses grew approximately 4% in a very competitive environment. Income before income tax increased $74.7 million or 68.8% when compared to first quarter 1997. The brokerage segment continues to be impacted by a soft property and casualty market, particularly in the reinsurance brokerage business. Pretax margins in this segment improved for the quarter reflecting cost savings resulting from the consolidation of businesses acquired in 1997.


U.S./INTERNATIONAL RESULTS
--------------------------

First quarter international insurance brokerage and consulting services revenue represents 52% of the worldwide total, and international income before income tax represents 71% of the worldwide total. International brokerage revenue of $539.8 million increased 24.2% for the first quarter, primarily reflecting the acquisition of Jauch & Hubener in late 1997 and post-first quarter 1997 acquisitions. International brokerage income before income tax increased 69.8% for the first quarter reflecting the above mentioned acquisition activity. International brokerage revenues for retail brokerage services generally are strongest during the first quarter of the year, particularly for continental Europe, while expenses are incurred on a more even basis throughout the year.


INSURANCE UNDERWRITING
----------------------

The insurance underwriting line of business primarily provides direct sales life and accident and health products, and extended warranty products to individuals. Revenue increased $29.6 million or 6.6% for the first quarter 1998 when compared to prior year, primarily due to growth in the U.S. extended warranty lines. Direct sales business also continued to grow modestly.

Pretax income from insurance underwriting decreased $0.3 million or 0.5% in the first quarter 1998 when compared with last year reflecting start-up costs in the worksite marketing initiative and the run-off of auto credit business and specialty liability programs. Overall, benefit and expense margins in first quarter 1998 did not suggest any significant shift in operating trends. Direct sales accident & health business improved its pretax margin in part due to good domestic and international health product sales. Extended warranty profits improved in the quarter, primarily due to a higher volume of new business in the extended warranty mechanical line.

U.S./INTERNATIONAL RESULTS
--------------------------

First quarter U.S. insurance underwriting revenue represents 71% of the worldwide total and U.S. income before income tax represents 75% of the worldwide total. U.S. insurance underwriting income before income tax increased 2.3% in the quarter when compared to its 1997 level. Results reflect the runoff of the auto credit business and specialty liability programs. International insurance underwriting revenue of $138.1 million increased 5.8% in the quarter principally due to growth in premiums earned, primarily in the mechanical extended warranty line. International pretax income decreased 7.9% in the quarter, primarily due to unfavorable expense comparisons in the extended warranty appliance and electronics lines. Measures are being taken to reduce costs in these lines.

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including realized investment gains) on capital. Insurance company investment income is allocated to the underwriting segment based on the invested assets which underlie policyholder liabilities. Excess invested assets and related investment income, which do not underlie these liabilities, are reported in this segment. Expenses include interest and other financing expenses, goodwill amortization associated with insurance brokerage and consulting acquisitions, and corporate administrative costs.

Revenue increased 64.2% or $18.1 million for the first quarter 1998, primarily due to higher levels of investment income received on private equity and other investment holdings. The loss before income tax decreased $3.2 million in the quarter over the same period last year. Revenue growth was partially offset by goodwill amortization related to acquisitions and interest expense on short-term and long-term debt associated with acquisition financing.

                                 Aon Corporation
                             MAJOR LINES OF BUSINESS



                                                                     First Quarter Ended
                                                        ---------------------------------------------
                                                           March 31,       March 31,        Percent
(millions)                                                    1998            1997           Change
                                                        ------------    ------------     ------------

REVENUE
-------
Insurance brokerage and consulting services:
    Insurance and other services .................      $     890.1     $     751.6            18.4 %
    Consulting ...................................            150.1           129.1            16.3
                                                        ------------    ------------     ------------
      Total revenue ..............................          1,040.2           880.7            18.1
                                                        ------------    ------------     ------------

Insurance underwriting:
     Direct sales - life, accident and health ....            257.7           254.7             1.2
     Extended warranty ...........................            159.4           129.4            23.2
     Other .......................................             57.9            61.3            (5.5)
                                                        ------------    ------------     ------------
      Total revenue ..............................            475.0           445.4             6.6
                                                        ------------    ------------     ------------

Corporate and other ..............................             46.3            28.2            64.2
                                                        ------------    ------------     ------------
      Total revenue ..............................      $   1,561.5     $   1,354.3            15.3 %
                                                        ============    ============     ============


INCOME BEFORE INCOME TAX
------------------------
Insurance brokerage and consulting services ......      $     183.3     $     108.6            68.8 %
      Special charges ............................              --           (145.0)            --
                                                        ------------    ------------     ------------
      Including special charges ..................            183.3           (36.4)            N/A

Insurance underwriting ...........................             64.5            64.8            (0.5)

Corporate and other ..............................            (10.0)          (13.2)            N/A
                                                        ------------    ------------     ------------
      Total income before income tax .............      $     237.8     $      15.2            +500 %
                                                        ============    ============     ============

                        NET INCOME FOR FIRST QUARTER 1998


First quarter 1998 net income was $138.3 million ($0.80 dilutive per share) compared to $0.7 million ($0.02 loss per share) in 1997. First quarter 1997 net income and the related loss per share amount were primarily influenced by after-tax 1997 special charges of $90.6 million ($0.54 per share) with no comparable amount in first quarter 1998. Basic net income per share was $0.82 and a loss of $0.02 in 1998 and 1997, respectively.

The effective tax rate was 37.5% for both 1998 and 1997. Dilutive average shares outstanding for first quarter 1998 increased 2.6% when compared to 1997 primarily due to the reissuance of common shares from treasury for employee benefits.


                        CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF FIRST QUARTER 1998


GENERAL
-------

Cash flows from operating activities in first quarter 1998 were $256.2 million, a decrease of $51.6 million from first quarter 1997. This decrease primarily reflects the timing of the settlement of insurance segment receivables and payables, and payments on special charges and valuation adjustments relating to recent acquisitions.

Investing activities used cash of $364.9 million which was made available from financing and operating activities. Cash used for acquisition activity during first quarter 1998 was $96.1 million, primarily reflecting the Gil y Carvajal acquisition.

Cash totaling $29 million was provided during first quarter 1998 from financing activities. The decrease of $849.4 million from first quarter 1997 is primarily a result of the 1997 issuance of capital securities. Cash was used to pay dividends of $43.4 million on common stock and $0.6 million on redeemable preferred stock.

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

Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $3 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (96.6%) and has a fair value which is 104.6% of amortized cost.

Total assets increased $183.6 million to $18.9 billion since year-end 1997. Invested assets at March 31, 1998 increased $195 million from year-end levels, primarily due to higher levels of short-term investments. The amortized cost and fair value of less than investment grade fixed maturity investments, at March 31, 1998, were $93.4 million and $97.1 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 1998 was $81.5 million, or 1.3% of total invested assets.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge foreign currency translation risk and other business risks (i.e. interest rate and credit risk);
(b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) manage its overall asset/liability duration match. As of March 31, 1998, Aon had open contracts, related to the above, which had unrealized gains of approximately $4.9 million.

Insurance brokerage and consulting services receivables decreased $28.5 million and insurance premiums payable increased $158.3 million in first quarter 1998 when compared to year-end 1997.

Short-term borrowings decreased at the end of first quarter 1998 by $88.6 million when compared to year-end 1997. Generally, in the first quarter of the year, cash flows to the parent company are larger due to the timing of dividends received from the operating units. As a result, short-term borrowing levels tend to decrease in the first quarter when compared to the remaining periods in the year. Notes payable decreased at the end of first quarter 1998 by $18.8 million when compared to year-end 1997. Included in notes payable at March 31, 1998 is approximately $31 million which represents the principal amount of notes due within one year.

Stockholders' equity increased $61.6 million in first quarter 1998 to $17.10 per share, an increase of $0.30 per share since year-end 1997. This increase consisted of net income partially offset by net unrealized investment losses of $6.6 million and dividends to common stockholders of $90.4 million. Included in the reduction for dividends is an accrual for the second quarter 1998 common stock dividend.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at March 31, 1998, and for the first quarter then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of Aon Corporation as of December 31, 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 10, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.




                                                     ERNST & YOUNG LLP

Chicago, Illinois
May 5, 1998

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Annual Meeting of Stockholders of the Registrant was held on April 17, 1998 (the "1998 Annual Meeting").

         (b)      Not applicable.

         (c)(i) Set forth below is the tabulation of the votes on each nominee for election as a director:

                                                                        Withheld
                       Name                          For               Authority
                       ----                          ---               ---------

                     Daniel T. Carroll             150,119,262          544,390
                     Franklin A. Cole              150,208,040          455,612
                     Edgar D. Jannotta             150,171,091          492,561
                     Perry J. Lewis                150,184,822          478,830
                     Andrew J. McKenna             150,225,279          438,373
                     Newton N. Minow               148,700,286        1,963,366
                     Richard C. Notebaert          150,191,489          472,163
                     Donald S. Perkins             150,152,159          511,493
                     John W. Rogers, Jr.           150,244,847          418,805
                     Patrick G. Ryan               150,197,173          466,479
                     George A. Schaefer            150,229,715          433,937
                     Raymond I. Skilling           150,243,100          420,552
                     Fred L. Turner                150,244,969          418,683
                     Arnold R. Weber               150,229,422          434,230
                     Carolyn Y. Woo                150,166,879          496,773




         (ii) Set forth below is the tabulation of the vote on the adoption of the Aon 1998 Employee Stock Purchase Plan.

                      For       Against           Abstain          Nonvote
                      ---       -------           -------          -------
                   144,677,432  5,722,501          263,719               0

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


         (iii) Set forth below is the tabulation of the vote on the selection of Ernst & Young LLP as auditors for the Registrant for the 1998 fiscal year.

                     For        Against           Abstain          Nonvote
                     ---        -------           -------          -------
                  150,236,810   194,555           232,287               0

         (iv) Set forth below is the tabulation of the vote on a proposal made by a stockholder relating to certain investments by the Registrant as set forth beginning on page 25 of the
                  Registrant's Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement for the 1998 Annual Meeting.

                     For         Against           Abstain         Nonvote
                     ---         -------           -------         -------
                   4,031,306   132,565,771        4,317,527       9,749,048

         (d)      Not applicable.


ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - The  exhibits  filed with this report are listed on
                  --------
                  the attached Exhibit Index.

         (b)      Reports on Form 8-K - The Registrant  filed no Current Reports
                  -------------------
                  on Form 8-K during the quarter ended March 31, 1998.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Aon Corporation
                                   ---------------
                                   (Registrant)

May 15, 1998                       /s/ Harvey N. Medvin
                                   --------------------
                                   HARVEY N. MEDVIN
                                   EXECUTIVE VICE PRESIDENT,
                                   CHIEF FINANCIAL OFFICER AND
                                   TREASURER
                                   (Principal Financial and Accounting Officer)

                                 Aon CORPORATION

                                  EXHIBIT INDEX



Exhibit Number
In Regulation S-K
                                                                          Page
Item 601 Exhibit Table                                                     No.

(10)  Aon 1998 Employee Stock Purchase Plan

(12) Statements regarding Computation of Ratios.

         (a)      Statement regarding  Computation of Ratio of
                  Earnings to Fixed Charges.

         (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and
                  Preferred  Stock Dividends.

(15) Letter re: Unaudited Interim Financial Information

(27) Financial Data Schedule