Form 10-Q
period 1998-06-30
AON CORP
filed 1998-08-14
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           -         OF THE SECURITIES EXCHANGE ACT OF 1934

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

               (312) 701-3000
               --------------
        (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

Number of shares of common stock outstanding:

                                                          No. Outstanding
                   Class                                   as of 6-30-98
                   -----                                   -------------

           $1.00 par value Common                           168,856,896

                                     PART 1
                              FINANCIAL INFORMATION
                                 AON CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


 (millions)                                          AS OF             AS OF
                                                 JUNE 30, 1998     DEC. 31, 1997
                                               -----------------------------------
 ASSETS                                           (UNAUDITED)

 INVESTMENTS

   Fixed maturities at fair value                $      3,076.8      $    3,143.6

   Equity securities at fair value                        800.4             806.3

   Short-term investments                               2,363.1           1,697.7

   Other investments                                      304.4             274.5

                                               ----------------- -----------------
       TOTAL INVESTMENTS                                6,544.7           5,922.1


 CASH                                                   1,034.4           1,084.7


 RECEIVABLES

   Insurance brokerage and consulting
        services                                        5,564.2           5,320.5

   Premiums and other                                   1,108.7             862.6

   Accrued investment income                               60.8              66.8

                                               ----------------- -----------------
       TOTAL RECEIVABLES                                6,733.7           6,249.9





 INTANGIBLE ASSETS                                      3,273.6           3,094.5


 OTHER ASSETS                                           2,258.8           2,340.0


                                               ----------------- -----------------
       TOTAL ASSETS                              $   $ 19,845.2      $   18,691.2
                                               ================= =================


                                                      AS OF             AS OF
                                                  JUNE 30, 1998     DEC. 31, 1997
                                               -----------------------------------
 LIABILITIES AND EQUITY                          (UNAUDITED)

 POLICY LIABILITIES
   Future policy benefits                        $        946.7      $      942.6
   Policy and contract claims                             797.5             809.4
   Unearned and advance premiums                        1,874.4           1,869.7
   Other policyholder funds                             1,032.9             828.1
                                               ----------------- -----------------
       TOTAL POLICY LIABILITIES                         4,651.5           4,449.8


 GENERAL LIABILITIES
   Insurance premiums payable                           6,941.1           6,379.8
   Commissions and general expenses                     1,415.2           1,488.8
   Short-term borrowings                                  931.2             764.2
   Notes payable                                          624.5             637.1
   Other liabilities                                    1,406.6           1,299.4
                                               ----------------- -----------------
       TOTAL LIABILITIES                               15,970.1          15,019.1


 COMMITMENTS AND CONTINGENT LIABILITIES

 REDEEMABLE PREFERRED STOCK                                50.0              50.0

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY THE COMPANY'S JUNIOR
   SUBORDINATED DEBENTURES                                800.0             800.0


 STOCKHOLDERS' EQUITY
   Common stock - $1 par value                            171.5             171.5
   Paid-in additional capital                             395.4             377.0
   Net unrealized investment gains                        176.6             189.0
   Net foreign exchange losses                            (91.4)            (85.6)
   Retained earnings                                    2,654.8           2,463.4
   Less - Treasury stock at cost                          (73.2)            (93.2)
             Deferred compensation                       (208.6)           (200.0)
                                               ----------------- -----------------
       TOTAL STOCKHOLDERS' EQUITY                       3,025.1           2,822.1

                                               ----------------- -----------------
       TOTAL LIABILITIES AND EQUITY              $     19,845.2      $   18,691.2
                                               ================= =================

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                      Second Quarter Ended
                                                                           ---------------------------------------
(millions except per share data)                                              June 30,    June 30,       Percent
                                                                                1998        1997         Change
                                                                           ------------ ------------  ------------

Revenue
   Brokerage commissions and fees                                          $    1,059.5 $      885.0         19.7%
   Premiums and other                                                             423.4        421.9          0.4
   Investment income                                                              140.1        117.6         19.1
                                                                           ------------ ------------  ------------
      Total revenue                                                             1,623.0      1,424.5         13.9
                                                                           ------------ ------------  ------------

Expenses
   General expenses                                                             1,104.2        980.7         12.6
   Benefits to policyholders                                                      226.8        215.6          5.2
   Interest expense                                                                21.2         15.9         33.3
   Amortization of intangible assets                                               31.2         33.4         (6.6)
   Special charges                                                                  --          27.0          --
                                                                           ------------ ------------  ------------
      Total expenses                                                            1,383.4      1,272.6          8.7
                                                                           ------------ ------------  ------------

Income Before Income Tax and Minority Interest                                    239.6        151.9         57.7
   Provision for income tax                                                        89.8         57.0         57.5
                                                                           ------------ ------------  ------------
Income Before Minority Interest                                                   149.8         94.9         57.9
   Minority interest - 8.205% mandatorily redeemable
    preferred capital securities                                                  (10.3)       (10.7)         N/A
                                                                           ------------ ------------  ------------
Net Income                                                                 $      139.5 $       84.2         65.7%
                                                                           ============ ============  ============
Net Income Available for Common Stockholders                               $      138.8 $       80.9         71.6%
                                                                           ============ ============  ============

Net Income Per Share:
   Basic net income per share                                              $       0.82 $       0.48         70.8%
                                                                           ============ ============  ============
   Dilutive net income per share                                           $       0.81 $       0.48         68.8%
                                                                           ============ ============  ============

Cash dividends paid on common stock                                        $       0.28 $       0.26
                                                                           ============ ============

  Dilutive average common and common equivalent shares outstanding                172.2        169.6
                                                                           ------------ ------------


                                                                                       Six Months Ended
                                                                           ---------------------------------------
 (millions except per share data)                                             June 30,    June 30,       Percent
                                                                                1998        1997         Change
                                                                           ------------ ------------  ------------
Revenue
   Brokerage commissions and fees                                          $    2,055.7 $    1,726.7         19.1%
   Premiums and other                                                             840.2        816.3          2.9
   Investment income                                                              288.6        235.8         22.4
                                                                           ------------ ------------  ------------
      Total revenue                                                             3,184.5      2,778.8         14.6
                                                                           ------------ ------------  ------------

Expenses
   General expenses                                                             2,152.4      1,923.6         11.9
   Benefits to policyholders                                                      452.7        420.8          7.6
   Interest expense                                                                41.3         30.6         35.0
   Amortization of intangible assets                                               60.7         64.7         (6.2)
   Special charges                                                                  --         172.0          --
                                                                           ------------ ------------  ------------
      Total expenses                                                            2,707.1      2,611.7          3.7
                                                                           ------------ ------------  ------------

Income Before Income Tax and Minority Interest                                    477.4        167.1        185.7
   Provision for income tax                                                       179.0         62.7        185.5
                                                                           ------------ ------------  ------------
Income Before Minority Interest                                                   298.4        104.4        185.8
   Minority interest - 8.205% mandatorily redeemable
    preferred capital securities                                                  (20.6)       (19.5)         N/A
                                                                           ------------ ------------  ------------
Net Income                                                                 $      277.8 $       84.9        227.2%
                                                                           ============ ============  ============
Net Income Available for Common Stockholders                               $      276.5 $       78.2        253.6%
                                                                           ============ ============  ============

Net Income Per Share:
   Basic net income per share                                              $       1.64 $       0.47        248.9%
                                                                           ============ ============  ============
   Dilutive net income per share                                           $       1.61 $       0.46        250.0%
                                                                           ============ ============  ============

Cash dividends paid on common stock                                        $       0.54 $       0.50
                                                                           ============ ============

  Dilutive average common and common equivalent shares outstanding                171.7        169.5
                                                                           ------------ ------------

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               Six Months Ended
                                                                                   --------------------------------------
                                                                                          June 30,             June 30,
 (millions)                                                                                 1998                1997
                                                                                   ------------------   -----------------

 CASH PROVIDED BY OPERATING ACTIVITIES ........................................          $     784.2         $     294.3

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments
       Fixed maturities
           Maturities .........................................................                 59.2                61.3
           Calls and prepayments ..............................................                 36.1                72.9
           Sales ..............................................................              1,748.7               526.6
       Equity securities ......................................................              1,481.2               639.1
       Other investments ......................................................                 26.8                32.9
   Purchase of investments
       Fixed maturities .......................................................             (1,776.1)             (757.9)
       Equity securities ......................................................             (1,485.5)             (655.8)
       Other investments ......................................................               (109.3)              (38.1)
  Sale (purchase) of short-term investments - net..............................               (703.0)              285.5
  Acquisition of subsidiaries .................................................               (263.0)           (1,288.8)
  Acquired fiduciary funds from acquisitions ..................................                   -                734.0
  Property and equipment and other ............................................               (105.0)              (28.7)
                                                                                   ------------------   -----------------
           CASH USED BY INVESTING ACTIVITIES ..................................             (1,089.9)             (417.0)
                                                                                   ------------------   -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Treasury stock transactions - net .........................................                 14.9                21.9
    Issuance of short-term borrowings - net ...................................                167.0               258.0
    Issuance of mandatorily redeemable preferred capital securities ...........                  -                 800.0
    Repayment of long-term debt ...............................................                (12.7)              (71.8)
    Interest sensitive life, annuity and investment contracts
       Deposits ...............................................................                221.0               154.1
       Withdrawals ............................................................                (48.3)               (6.8)
    Cash dividends to stockholders ............................................                (91.5)              (88.9)
                                                                                   ------------------   -----------------
           CASH PROVIDED BY FINANCING ACTIVITIES ..............................                250.4             1,066.5
                                                                                   ------------------   -----------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................                  5.0               (22.3)
 INCREASE (DECREASE) IN CASH ..................................................                (50.3)              921.5
 CASH AT BEGINNING OF PERIOD ..................................................              1,084.7               410.1
                                                                                   ------------------   -----------------
 CASH AT END OF PERIOD ........................................................          $   1,034.4         $   1,331.6
                                                                                   ------------------   -----------------

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


2.    Statements of Financial Accounting Standards (SFAS)
      ---------------------------------------------------

      Comprehensive Income
      --------------------

      As of January 1, 1998, Aon adopted the interim reporting requirements of Financial Accounting Standards Board (FASB) Statement No. 130 (Reporting Comprehensive Income) as presented below. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Aon's net income or stockholders' equity. Statement No. 130 requires net unrealized investment gains or losses on Aon's available-for-sale securities and net foreign exchange gains or losses, which currently are reported in stockholders' equity, to be included in accumulated other comprehensive income and the disclosure of comprehensive income. When Aon adopts the fiscal year end reporting requirements of Statement No. 130 in its December 31, 1998 financial statements, the totals of accumulated other comprehensive income items and comprehensive income (which includes net income), will be displayed separately and prior year financial statements will be reclassified to conform to the requirements of Statement No. 130.

      The components of comprehensive income, net of related tax, for the second quarter ended June 30, 1998 and 1997 are as follows:

             (millions)                                 1998            1997
                                                        ----            ----

             Net income                             $     139.5   $     84.2
             Net unrealized investment gains(losses)       (5.8)        40.2
             Net foreign exchange losses                   (8.1)       (11.5)
                                                    ------------  -----------
             Comprehensive income                   $     125.6   $    112.9
                                                    ============  ===========

      The components of comprehensive income, net of related tax, for the six months ended June 30, 1998 and 1997 are as follows:


              (millions)                                1998            1997
                                                        ----            ----

             Net income                             $     277.8   $     84.9
             Net unrealized investment gains(losses)      (12.4)         6.1
             Net foreign exchange losses                   (5.8)       (47.1)
                                                    ------------  -----------
             Comprehensive income                   $     259.6   $     43.9
                                                    ============  ===========



      The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997, are as follows:

             (millions)                                  1998           1997
                                                         ----           ----

             Net unrealized investment gains        $     176.6   $    189.0
             Net foreign exchange losses                  (91.4)       (85.6)
                                                    ------------  -----------
             Accumulated other comprehensive income $      85.2   $    103.4
                                                    ============  ===========



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

      Derivatives Disclosure
      ----------------------
      In June 1998, the FASB issued Statement No. 133 (Accounting for Derivative Instruments and Hedging Activities). This Statement is required to be adopted in fiscal years beginning after June 15, 1999 with early adoption permitted as of the beginning of any quarter subsequent to its issuance. Aon has not yet decided when it will adopt the new statement. Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and will require Aon to recognize all derivatives on the statement of financial position at fair value. Aon has not yet determined the effect this statement will have on Aon's earnings and financial position.


3.    Capital Stock
      -------------

      In first half 1998, Aon reissued 538,500 shares of common stock from treasury for employee benefit plans. Aon purchased 85,600 shares of its common stock at a total cost of $4.3 million during first half 1998. In addition, Aon reissued 381,900 shares of common stock from treasury in connection with business combinations. There were 2.7 million shares of common stock held in treasury at June 30, 1998.

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


5.    Business Combinations
      ---------------------

      In first half 1998, operating results were impacted by the insurance brokerage acquisitions of Le Blanc de Nicolay (the largest reinsurance broker in France) and Gil y Carvajal (the largest retail and reinsurance broker in Spain). These acquisitions were accounted for by the purchase method and their effect was not material to Aon's consolidated financial statements.

      In third quarter 1998, Aon anticipates the completion of certain insurance brokerage acquisitions. These acquisitions will be accounted for by the purchase method and their effect is not anticipated to be material to Aon's consolidated financial statements.


6.    Earnings Per Share
      ------------------

      Earnings per share is computed in accordance with FASB Statement No. 128 (Earnings Per Share) and is calculated as follows:

                                                      Second Quarter Ended
                                              ----------------------------------
            (millions except per share data)      June 30, 1998    June 30, 1997
            --------------------------------------------------------------------

            Net income                          $        139.5   $         84.2
            8% preferred stock dividends                     -              2.7
            Redeemable preferred stock dividends           0.7              0.6
                                                --------------------------------
            Net income for dilutive and basic   $        138.8   $         80.9
                                                ================================

            Basic shares outstanding                     169.3            167.6
            Common stock equivalents                       2.9              2.0
                                                --------------------------------
            Dilutive potential common shares             172.2            169.6
            --------------------------------------------------------------------
            Basic earnings per share                     $0.82           $0.48
            Dilutive earnings per share                  $0.81           $0.48
            --------------------------------------------------------------------

                                                        Six Months Ended
                                                --------------------------------
            (millions except per share data)      June 30, 1998    June 30, 1997
            --------------------------------------------------------------------

            Net income                          $        277.8   $         84.9
            8% preferred stock dividends                     -              5.4
            Redeemable preferred stock dividends           1.3              1.3
                                                --------------------------------
            Net income for dilutive and basic   $        276.5   $         78.2
                                                ================================

            Basic shares outstanding                     168.9            167.3
            Common stock equivalents                       2.8              2.2
                                                --------------------------------
            Dilutive potential common shares             171.7            169.5
            --------------------------------------------------------------------
            Basic earnings per share                     $1.64            $0.47
            Dilutive earnings per share                  $1.61            $0.46
            --------------------------------------------------------------------


7.    Alexander & Alexander Services Inc. (A&A) Discontinued Operations
      -----------------------------------------------------------------

      A&A discontinued its insurance underwriting operations in 1985, some of which were then placed into run-off, the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of June 30, 1998, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position and amounted to $152 million. Such liabilities are net of reinsurance recoverables and other assets of $184 million.


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

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                     FOR SECOND QUARTER AND FIRST HALF 1998


CONSOLIDATED RESULTS
--------------------

GENERAL
-------
Certain amounts in the prior years' condensed consolidated financial statements have been reclassified to conform to the 1998 presentation.

Brokerage commissions and fees increased $174.5 million or 19.7% and $329 million or 19.1% in second quarter and first half 1998, respectively, primarily reflecting business combination activity related to the acquisitions of Le Blanc de Nicolay (Le Blanc) in second quarter 1998, Gil y Carvajal in first quarter 1998, Jauch & Hubener in fourth quarter 1997 and, to a lesser extent, Minet and certain other 1997 brokerage acquisitions.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other increased $1.5 million or 0.4% and $23.9 million or 2.9% in second quarter and first half 1998, respectively, compared with the same period last year. Extended warranty premiums earned increased $7.9 million or 6.2% in the quarter reflecting continued growth, primarily in the appliance and electronic lines. Direct sales premiums earned increased 0.6% as a result of changes in the consumer insurance market. The runoff of North American auto credit business partially offset this growth in premiums earned.

Investment income, which includes related expenses and realized investment gains, increased $22.5 million or 19.1% and $52.8 million or 22.4% in the second quarter and first half 1998, respectively, when compared to prior year. Investment income growth was primarily related to insurance brokerage and consulting acquisitions in 1998 and in second half 1997. Higher levels of income received on private equity and other investment holdings in second quarter 1998 and first half 1998 contributed to overall investment income growth when compared to prior year. Investment income from insurance brokerage and consulting operations, primarily relating to fiduciary funds, increased to $50 million in second quarter 1998 from $38 million in 1997, and to $94 million in first half 1998 from $77 million in 1997, due to brokerage acquisition activity and internal growth.

Total revenue increased $198.5 million or 13.9% and $405.7 million or 14.6% in the second quarter and first half 1998, respectively, primarily attributable to brokerage acquisition activity .

Benefits to policyholders increased $11.2 million or 5.2% and $31.9 million or 7.6% million in second quarter and first half 1998, respectively, reflecting a higher volume of new extended warranty business. This growth was partially offset by the run-off of auto credit business as planned.

In second quarter 1997, Aon reported special charges of $27 million ($16.9 million after-tax) to recognize investment losses incurred at Alexander & Alexander Services Inc. (A&A ) before Aon acquired A&A. At Aon's acquisition date, the carrying value of certain securities in A&A's portfolio was overstated by the previously unrecognized investment losses.

In first quarter 1997, Aon reported special charges of $145 million ($90.6 million after-tax) related to the restructuring of Aon's brokerage operations as a result of the acquisition of A&A. The special charges included costs related to severance and other costs and the consolidation of real estate space. The 1997 special charges were reflected as a separate component of total expenses in the condensed consolidated statements of operations.

Total expenses increased $110.8 million or 8.7% and $95.4 million or 3.7% in second quarter and first half 1998, respectively, when compared to prior year. The increase reflects the inclusion of 1997 pretax special charges. In first half 1998, restructuring liabilities related to 1997 special charges have been reduced as planned, and reflect payments on those special charges and valuation adjustments related to recent acquisitions. Total expenses, excluding the 1997 special charges, increased 11.1% and 11% for the second quarter and first half 1998, respectively. Income before income tax increased $87.7 million or 57.7% in second quarter 1998 and $310.3 million or 185.7% in first half 1998 when compared to prior year, primarily due to the inclusion of special charges in first half 1997. Excluding special charges, income before income tax increased 33.9% and 40.8% when compared to second quarter and first half 1997, largely due to growth in the insurance brokerage and consulting services segment and to the achievement of cost savings resulting from the consolidation of brokerage operations.


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


INSURANCE BROKERAGE AND CONSULTING SERVICES
-------------------------------------------

First half 1998 revenue and income before income tax have been impacted by the acquisitions of Le Blanc and Gil y Carvajal in second and first quarter 1998, respectively, and the acquisitions of Jauch & Hubener, Minet and certain other brokerage acquisitions in third and fourth quarter 1997.

Insurance and other services (retail, reinsurance and wholesale brokerage) revenue increased $175 million or 22.5% and $313.5 million or 20.5% in the second quarter and first half 1998, respectively, when compared with the same period last year, largely due to acquisition activity. Insurance and other services continued to reflect highly competitive property and casualty pricing.

Consulting provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $11 million or 7.6% and $32 million or 11.7% for the second quarter and first half 1998, respectively, when compared to prior year, primarily due to second half 1997 acquisitions. A decline in human resources consulting revenue partially offset growth in the quarter.

Overall, revenue for the insurance brokerage and consulting services segment increased $186 million or 20.2% and $345.5 million or 19.2% in the second quarter and first half 1998, respectively. Acquisitions made in 1998 and second half 1997 accounted for a majority of the above mentioned revenue growth in the quarter. Excluding the impact of acquisitions, revenue related to brokerage core businesses grew approximately 3% in the quarter and 4% in the first half in a very competitive environment. Income before income tax increased $69.5 million or 54.6% and $144.2 million or 61.1% when compared to second quarter and first half 1997, respectively. The brokerage segment continues to be impacted by a soft property and casualty market, particularly in the reinsurance brokerage business. Pretax margins in this segment improved for the quarter reflecting cost savings resulting from the consolidation of businesses acquired in 1997.

U.S./INTERNATIONAL RESULTS
--------------------------

Second quarter 1998 international insurance brokerage and consulting services revenue represents 50% of the worldwide total and international income before income tax represents 53% of the worldwide total. International brokerage revenue of $554.3 million increased 34.5% for the second quarter, primarily reflecting 1998 and second half 1997 acquisitions. International brokerage income before income tax increased 62.2% for the second quarter reflecting the above mentioned acquisition activity. International brokerage revenues for retail brokerage services generally are strongest during the first quarter of the year, particularly for continental Europe, while expenses are incurred on a more even basis throughout the year.

INSURANCE UNDERWRITING
----------------------

The insurance underwriting line of business primarily provides direct sales life and accident and health products, and extended warranty products to individuals. Revenue increased $8.8 million or 1.9% and $38.4 million or 4.2% for the second quarter and first half 1998, respectively, when compared to prior year, primarily due to growth in the U.S. electronic and appliance lines and in the international mechanical extended warranty line. Direct sales business also continued to grow modestly.

Pretax income from insurance underwriting decreased $1.4 million or 2% and $1.7 million or 1.3% in the second quarter and first half 1998, respectively, when compared with last year reflecting planned start-up costs in the worksite marketing initiative, and the run-off of auto credit business and specialty liability programs. Overall, benefit and expense margins in second quarter 1998 did not suggest any significant shift in operating trends. Extended warranty profits improved in the quarter, primarily due to the mechanical extended warranty line of business.

U.S./INTERNATIONAL RESULTS
---------------------------

Second quarter 1998 U.S. insurance underwriting revenue represents 69% of the worldwide total and U.S. income before income tax represents 71% of the worldwide total. Second quarter U.S. insurance underwriting revenue and income before income tax decreased 1.2% and 3%, respectively, when compared to the 1997 level. Results reflect the runoff of the auto credit business and specialty liability programs. International insurance underwriting revenue of $148.3 million increased 9.6% in the quarter principally due to growth in premiums earned, primarily in the mechanical extended warranty line. International pretax income increased modestly in the quarter.

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including realized investment gains) on capital. Insurance company investment income is allocated to the underwriting segment based on the invested assets which underlie policyholder liabilities. Excess invested assets and related investment income, which do not underlie these liabilities, are reported in this segment. Expenses include interest and other financing expenses, goodwill amortization associated with insurance brokerage and consulting acquisitions, and corporate administrative and information technology costs.

Revenue increased 13.3% or $3.7 million and 38.9% or $21.8 million in the second quarter and first half 1998, respectively, primarily due to higher levels of investment income received on private equity and other investment holdings. The loss before income tax increased $7.4 million in the quarter over the same period last year. Contributing to the higher loss in the quarter were financing costs and goodwill amortization related to acquisitions, additional interest expense on short-term and long-term debt related to acquisition financing, and costs related to investments in information technology.

                                 Aon Corporation
                             MAJOR LINES OF BUSINESS


                                                         Second Quarter Ended               Six Months Ended
                                                  ------------------------------    -------------------------------
(millions except per share data)                   June 30,   June 30,   Percent     June 30,   June 30,   Percent
                                                     1998       1997     Change        1998       1997     Change
                                                  ---------- ---------- --------    ---------- ----------  --------

REVENUE
-------
Insurance brokerage and consulting services:
    Insurance and other services ..............   $    953.8 $    778.8    22.5%    $  1,843.9 $  1,530.4     20.5%
    Consulting ................................        155.2      144.2     7.6          305.3      273.3     11.7
                                                  ---------- ---------- --------    ---------- ----------  --------
      TOTAL REVENUE ...........................      1,109.0      923.0    20.2        2,149.2    1,803.7     19.2
                                                  ---------- ---------- --------    ---------- ----------  --------

Insurance underwriting:
     Direct sales - life, accident and health .        261.2      259.7     0.6          518.9      514.4      0.9
     Extended warranty ........................        157.0      147.8     6.2          316.4      277.2     14.1
     Other ....................................         64.3       66.2    (2.9)         122.2      127.5     (4.2)
                                                  ---------- ---------- --------    ---------- ----------  --------
      TOTAL REVENUE ...........................        482.5      473.7     1.9          957.5      919.1      4.2
                                                  ---------- ---------- --------    ---------- ----------  --------

Corporate and other ...........................         31.5       27.8    13.3           77.8       56.0     38.9
                                                  ---------- ---------- --------    ---------- ----------  --------
      TOTAL REVENUE ...........................   $  1,623.0 $  1,424.5    13.9%    $  3,184.5 $  2,778.8     14.6%
                                                  ========== ========== ========    ========== ==========  ========


INCOME BEFORE INCOME TAX
------------------------
Insurance brokerage and consulting services ...   $    196.9 $    127.4    54.6%    $    380.2 $    236.0     61.1%
      Special charges .........................          --         --      --             --      (145.0)     --
                                                  ---------- ---------- ---------   ---------- ----------  --------
      Including special charges ...............        196.9      127.4    54.6          380.2       91.0    317.8


Insurance underwriting ........................         69.1       70.5    (2.0)         133.6      135.3     (1.3)


Corporate and other ...........................        (26.4)     (19.0)    N/A          (36.4)     (32.2)     N/A
      Special charges .........................          --       (27.0)    --             --       (27.0)     --
                                                  ---------- ----------  --------    ---------- ---------- --------
      Including special charges ...............        (26.4)     (46.0)    N/A          (36.4)     (59.2)     N/A

                                                  ---------- ----------  --------    ---------- ---------- --------
      TOTAL INCOME BEFORE INCOME TAX ..........   $    239.6 $    151.9    57.7%     $   477.4  $    167.1   185.7%
                                                  ========== ==========  ========    ========== ========== ========

                NET INCOME FOR SECOND QUARTER AND FIRST HALF 1998


Second quarter 1998 net income was $139.5 million ($0.81 dilutive per share) compared to $84.2 million ($0.48 dilutive per share) in 1997. First half 1998 net income was $277.8 million ($1.61 dilutive per share) compared to $84.9 million ($0.46 dilutive per share) in 1997. First half 1997 net income was primarily influenced by after-tax 1997 special charges of $107.5 million ($0.64 per share) with no comparable amount in first half 1998. Basic net income per share was $0.82 and $0.48 in second quarter and $1.64 and $0.47 in first half 1998 and 1997, respectively.

The effective tax rate was 37.5% for both 1998 and 1997. Dilutive average shares outstanding for second quarter 1998 increased 1.5% when compared to 1997 primarily due to the reissuance of common shares from treasury for employee benefits.

                        CASH FLOW AND FINANCIAL POSITION
                          AT THE END OF FIRST HALF 1998


Cash flows provided by operating activities in first half 1998 were $784.2 million, an increase of $489.9 million from first half 1997. The increase represents growth in the insurance brokerage businesses and the timing of the settlement of brokerage receivables and payables.

Investing activities used cash of $1.1 billion which was made available from financing and operating activities. Cash of $703 million was used during first half 1998 for the purchase of short-term investments. Cash used for acquisition activity during first half 1998 was $263 million, primarily reflecting the Gil y Carvajal and Le Blanc de Nicolay acquisitions.

Cash totaling $250.4 million was provided during first half 1998 from financing activities. The decrease of $816.1 million from first half 1997 is primarily a result of the 1997 issuance of capital securities. Cash was used to pay dividends of $90.2 million on common stock and $1.3 million on redeemable preferred stock.

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

Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $3.1 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95.9%) and has a fair value which is 104.2% of amortized cost.

Total assets increased $1.2 billion to $19.8 billion since year-end 1997. Invested assets at June 30, 1998 increased $622.6 million from year-end levels, primarily due to higher levels of short-term investments relating to brokerage fiduciary funds . The amortized cost and fair value of less than investment grade fixed maturity investments, at June 30, 1998, were $114.4 million and $116.2 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at June 30, 1998 was $69.6 million, or 1.1% of total invested assets.

Aon is continuing to update its computer systems in preparation for the Year 2000 and expects to complete its efforts by mid 1999. Aon's Year 2000 remediation cost for all lines of business is expected to be less than $50 million through 1999 and is not expected to have a material adverse impact on Aon's financial position or results of operations. Individual business units are continuing to make the necessary changes to become compliant according to their plan and their progress is being monitored by Aon's Year 2000 compliance coordinating team. If Aon's clients or vendors are unable to resolve Year 2000 compliance issues in a timely manner, a material operating and financial risk could result.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge foreign currency translation and transaction risks and other business risks (i.e. interest rate and credit risk); (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) manage its overall asset/liability duration match. As of June 30, 1998, Aon had open contracts, related to the above, which had unrealized losses of approximately $1 million.

Insurance brokerage and consulting services receivables increased $243.7 million when compared to year-end 1997. Insurance premiums payable increased $561.3 million in first half 1998, reflecting acquisitions and the receipt of client fiduciary funds.

Short-term borrowings increased at the end of first half 1998 by $167 million when compared to year-end 1997. The increase is primarily due to the financing of acquisitions. Notes payable decreased at the end of first half 1998 by $12.6 million when compared to year-end 1997. Included in notes payable at June 30, 1998 is approximately $55 million which represents the principal amount of notes due within one year.

Stockholders' equity increased $203 million in first half 1998 to $17.91 per share, an increase of $1.11 per share since year-end 1997. This increase consisted of net income partially offset by net unrealized investment losses of $12.4 million and dividends to common stockholders of $90.2 million.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at June 30, 1998, and for the second quarter and first half then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 1998, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                                                /s/  Ernst & Young LLP
                                                ----------------------
                                                ERNST & YOUNG LLP

Chicago, Illinois
August 5, 1998

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - The  exhibits  filed  with this  report are listed on the
            --------
            attached Exhibit Index.

      (b)   Reports on Form 8-K - No Current  Reports on Form 8-K were filed for
            -------------------
            the quarter ended June 30, 1998.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Aon Corporation
                                    ---------------
                                    (Registrant)

August 14, 1998                     /s/ Harvey N. Medvin
                                    --------------------
                                    HARVEY N. MEDVIN
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

                                 Aon CORPORATION
                                 ---------------

                                  EXHIBIT INDEX
                                  -------------



Exhibit Number
In Regulation S-K

Item 601 Exhibit Table
----------------------


(12) Statements regarding Computation of Ratios.

              (a) Statement regarding Computation of Ratio of
                  Earnings to Fixed Charges.
              (b) Statement  regarding  Computation  of  Ratio  of  Earnings  to
                  Combined Fixed Charges and Preferred Stock Dividends.

(15) Letter re: Unaudited Interim Financial Information

(27) Financial Data Schedule