Form 10-Q
period 1998-09-30
AON CORP
filed 1998-11-13
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -

                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
            -
                                       OR

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


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              -

Number of shares of common stock outstanding:

                                                           No. Outstanding
                    Class                                   as of 9-30-98
                    -----                                   -------------
           $1.00 par value Common                            170,077,937

                                     Part 1
                              Financial Information
                                 Aon CORPORATION
             Condensed Consolidated Statements of Financial Position

(millions)                                                                 As of              As of
                                                                       Sept. 30, 1998     Dec. 31, 1997
                                                                    ------------------------------------
Assets                                                                    (Unaudited)

Investments

  Fixed maturities at fair value                                     $        3,190.4     $     3,143.6

  Equity securities at fair value                                               713.2             806.3

  Short-term investments                                                      2,169.7           1,697.7

  Other investments                                                             322.1             274.5

                                                                     -----------------    --------------
      Total investments                                                       6,395.4           5,922.1


Cash                                                                          1,170.9           1,084.7


Receivables

  Insurance brokerage and consulting
       services                                                               5,488.3           5,320.5

  Premiums and other                                                          1,085.3             862.6

  Accrued investment income                                                      82.4              66.8

                                                                     -----------------    --------------
      Total receivables                                                       6,656.0           6,249.9


Intangible assets                                                             3,341.3           3,094.5


Other assets                                                                  2,373.9           2,340.0


                                                                     -----------------    --------------
      Total Assets                                                   $       19,937.5     $    18,691.2
                                                                     =================    ==============


(millions)                                                                 As of              As of
                                                                       Sept. 30, 1998     Dec. 31, 1997
                                                                    ------------------------------------

Liabilities and Equity                                                     (Unaudited)

Policy Liabilities
  Future policy benefits                                             $          952.9     $       942.6
  Policy and contract claims                                                    782.2             809.4
  Unearned and advance premiums                                               1,856.8           1,869.7
  Other policyholder funds                                                    1,200.7             828.1
                                                                     -----------------    --------------
      Total policy liabilities                                                4,792.6           4,449.8

General Liabilities
  Insurance premiums payable                                                  6,675.8           6,379.8
  Commissions and general expenses                                            1,601.7           1,488.8
  Short-term borrowings                                                       1,052.7             764.2
  Notes payable                                                                 594.7             637.1
  Other liabilities                                                           1,373.0           1,299.4
                                                                     -----------------    --------------
      Total Liabilities                                                      16,090.5          15,019.1

Commitments and Contingent Liabilities

Redeemable Preferred Stock                                                       50.0              50.0

Company-obligated Mandatorily Redeemable
  Preferred Capital Securities of Subsidiary
  Trust holding solely the Company's Junior
  Subordinated Debentures                                                       800.0             800.0

Stockholders' Equity
  Common stock - $1 par value                                                   171.5             171.5
  Paid-in additional capital                                                    422.4             377.0
  Net unrealized investment gains                                               107.3             189.0
  Net foreign exchange losses                                                   (82.2)            (85.6)
  Retained earnings                                                           2,642.5           2,463.4
  Less - Treasury stock at cost                                                 (50.6)            (93.2)
         Deferred compensation                                                 (213.9)           (200.0)
                                                                     -----------------    --------------
      Total Stockholders' Equity                                              2,997.0           2,822.1

                                                                     -----------------    --------------
      Total Liabilities and Equity                                   $       19,937.5     $    18,691.2
                                                                     =================    ==============

See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                      Third Quarter Ended             Nine Months Ended
                                                              ---------------------------------  --------------------------------
 (millions except per share data)                              Sept. 30,   Sept. 30,  Percent     Sept. 30,   Sept. 30,  Percent
                                                                 1998        1997     Change        1998        1997     Change
                                                              ----------- ----------- ---------  ----------  ---------- ---------
 Revenue
    Brokerage commissions and fees ......................      $ 1,023.3     $ 923.3      10.8%  $ 3,079.0   $ 2,650.0      16.2%
    Premiums and other ..................................          431.2       405.4       6.4     1,271.4     1,221.7       4.1
    Investment income ...................................          152.2       122.3      24.4       440.8       358.1      23.1
                                                              ----------- ----------- ---------  ----------  ----------  --------
       Total revenue ....................................        1,606.7     1,451.0      10.7     4,791.2     4,229.8      13.3
                                                              =========== =========== =========  ==========  ==========  ========

 Expenses
    General expenses ....................................        1,119.0     1,013.5      10.4     3,271.4     2,937.1      11.4
    Benefits to policyholders ...........................          219.9       212.7       3.4       672.6       633.5       6.2
    Interest expense ....................................           22.2        18.7      18.7        63.5        49.3      28.8
    Amortization of intangible assets ...................           30.7        28.3       8.5        91.4        93.0      (1.7)
    Special charges .....................................             -           -         -           -        172.0        -
                                                              ----------- ----------- ---------  ----------  ----------  --------
       Total expenses ...................................        1,391.8     1,273.2       9.3     4,098.9     3,884.9       5.5
                                                              =========== =========== =========  ==========  ==========  ========

 Income Before Income Tax and Minority Interest                    214.9       177.8      20.9       692.3       344.9     100.7
    Provision for income tax ............................           80.6        66.6      21.0       259.6       129.3     100.8
                                                              ----------- ----------- ---------  ----------  ----------  --------
 Income Before Minority Interest                                   134.3       111.2      20.8       432.7       215.6     100.7
    Minority interest - 8.205% mandatorily redeemable
          preferred capital securities ..................          (10.2)      (10.2)      N/A       (30.8)      (29.7)      N/A
                                                              ----------- ----------- ---------  ----------  ----------  --------
 Net Income .............................................        $ 124.1     $ 101.0      22.9%    $ 401.9     $ 185.9     116.2%
                                                              =========== =========== =========  ==========  ==========  ========
    Preferred stock dividends ...........................          (0.6)       (3.4)       N/A        (1.9)      (10.1)      N/A
                                                              ----------- ----------- ---------  ----------  ----------  --------

 Net Income Available for Common Stockholders ...........        $ 123.5      $ 97.6      26.5%    $ 400.0     $ 175.8     127.5%
                                                              =========== =========== =========  ==========  ==========  ========

 Net Income Per Share:
    Basic net income per share ..........................         $ 0.72      $ 0.58      24.1%     $ 2.36      $ 1.05     124.8%
                                                              =========== =========== =========  ==========  ==========  ========
    Dilutive net income per share .......................         $ 0.71      $ 0.57      24.6%     $ 2.32      $ 1.03     125.2%
                                                              =========== =========== =========  ==========  ==========  ========

 Cash dividends paid on common stock ....................         $ 0.28      $ 0.26                $ 0.82      $ 0.76
                                                              =========== ===========            ==========  ==========

   Dilutive average common and common equivalent shares
     outstanding ........................................          173.9       171.1                 172.6       170.3
                                                              ----------- -----------            ----------  ----------

See the accompanying notes to the condensed consolidated financial statements

                                 Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                              Nine Months Ended
                                                                         ----------------------------
                                                                            Sept. 30,      Sept. 30,
 (millions)                                                                    1998           1997
                                                                         -------------  -------------

Cash Provided by Operating Activities ............................       $      707.4   $      472.0

Cash Flows from Investing Activities:
  Sale of investments
       Fixed maturities
           Maturities ............................................               82.0           88.0
           Calls and prepayments .................................               71.6          108.2
           Sales .................................................            1,848.1        1,277.0
       Equity securities .........................................            1,754.8        1,257.6
       Other investments .........................................               58.9           21.6
  Purchase of investments
       Fixed maturities ..........................................           (2,040.7)      (1,661.6)
       Equity securities .........................................           (1,768.7)      (1,139.5)
       Other investments .........................................             (104.2)         (57.6)
 Sale (purchase) of short-term investments - net .................             (484.3)         190.0
 Acquisition of subsidiaries .....................................             (322.5)      (1,344.7)
 Acquired fiduciary funds from acquisitions ......................                 -           734.0
 Property and equipment and other ................................             (170.4)         (40.4)
                                                                         -------------  -------------
           Cash Used by Investing Activities .....................           (1,075.4)        (567.4)
                                                                         -------------  -------------

Cash Flows from Financing Activities:
   Treasury stock transactions - net .............................               10.0           23.7
   Issuance of short-term borrowings - net .......................              288.5          370.0
   Issuance of mandatorily redeemable preferred capital securities                 -           800.0
   Repayment of long-term debt ...................................              (27.1)         (72.4)
   Interest sensitive life, annuity and investment contracts
       Deposits ..................................................              400.5          167.7
       Withdrawals ...............................................              (79.7)         (18.3)
   Cash dividends to stockholders ................................             (145.8)        (135.5)
                                                                         -------------  -------------
           Cash Provided by Financing Activities .................              446.4        1,135.2
                                                                         -------------  -------------

Effect of Exchange Rate Changes on Cash ..........................                7.8          (45.5)
Increase in Cash .................................................               86.2          994.3
Cash at Beginning of Period ......................................            1,084.7          410.1
                                                                         -------------  -------------
Cash at End of Period ............................................       $    1,170.9   $    1,404.4
                                                                         =============  =============


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


2.    Statements of Financial Accounting Standards (SFAS)
      ---------------------------------------------------

      Comprehensive Income
      --------------------

      As of January 1, 1998, Aon adopted the interim reporting requirements of Financial Accounting Standards Board (FASB) Statement No. 130 (Reporting Comprehensive Income) as presented below. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on Aon's net income or stockholders' equity. Statement No. 130 requires net unrealized investment gains or losses on Aon's available-for-sale securities and net foreign exchange gains or losses, which currently are reported in stockholders' equity, to be included in accumulated other comprehensive income and the disclosure of comprehensive income. When Aon adopts the fiscal year-end reporting requirements of Statement No. 130 in its December 31, 1998 financial statements, the totals of accumulated other comprehensive income items and comprehensive income (which includes net income), will be displayed separately and prior year financial statements will be reclassified to conform to the requirements of Statement No. 130.

      The components of comprehensive income, net of related tax, for the third quarter ended September 30, 1998 and 1997 are as follows:

            (millions)                                    1998           1997
                                                          ----           ----

            Net income                               $    124.1     $    101.0
            Net unrealized investment gains (losses)      (69.3)          64.6
            Net foreign exchange gains (losses)             9.2          (11.7)
                                                     -------------  ------------
            Comprehensive income                     $     64.0     $    153.9
                                                     =============  ============

      The components of comprehensive income, net of related tax, for the nine months ended September 30, 1998 and 1997 are as follows:


             (millions)                                   1998           1997
                                                          ----           ----

            Net income                               $    401.9     $    185.9
            Net unrealized investment gains (losses)      (81.7)          70.7
            Net foreign exchange  gains (losses)            3.4          (58.8)
                                                    --------------  ------------
            Comprehensive income                    $     323.6     $    197.8
                                                    ==============  ============



      The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997, are as follows:

            (millions)                                    1998           1997
                                                          ----           ----

            Net unrealized investment gains         $     107.3     $    189.0
            Net foreign exchange losses                   (82.2)         (85.6)
                                                    --------------  ------------
            Accumulated other comprehensive income  $      25.1     $    103.4
                                                    ==============  ============



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

3.    Capital Stock
      -------------

      During nine months 1998, Aon reissued 748,900 shares of common stock from treasury for employee benefit plans. Aon purchased 390,100 shares of its common stock at a total cost of $26.2 million during nine months 1998. In addition, Aon reissued 1.7 million shares of common stock from treasury in connection with business combinations (see note 5). There were 1.4 million shares of common stock held in treasury at September 30, 1998.


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


5.    Business Combinations
      ---------------------

      In third quarter 1998, operating results were impacted by the insurance brokerage merger with Auto Insurance Specialists (AIS), an insurance broker specializing in automobile insurance coverage. This acquisition was financed by the reissuance of approximately 1.3 million shares of common stock from treasury and was accounted for by the pooling of interests method.

      During nine months 1998, operating results were impacted by the insurance brokerage acquisitions of Le Blanc de Nicolay (the largest reinsurance broker in France) and Gil y Carvajal (the largest retail and reinsurance broker in Spain). These acquisitions were accounted for by the purchase method.

      The  effect  of  the  above   acquisitions   was  not  material  to  Aon's
      consolidated financial statements.

6.    Earnings Per Share
      ------------------

      Net income per share is computed in accordance with FASB Statement No. 128 (Earnings Per Share) and is calculated as follows:


                                                       Third Quarter Ended
                                                 -------------------------------
           (millions except per share data)       September 30,    September 30,
                                                      1998             1997
           ---------------------------------------------------------------------

           Net income                               $     124.1     $     101.0
           8% preferred stock dividends                      -              2.8
           Redeemable preferred stock dividends             0.6             0.6
                                                   -----------------------------
           Net income for dilutive and basic        $     123.5     $      97.6
                                                   =============================

           Basic shares outstanding                       170.5           168.2
           Common stock equivalents                         3.4             2.9
                                                   -----------------------------
           Dilutive potential common shares               173.9           171.1
           ---------------------------------------------------------------------
           Basic net income per share                     $0.72           $0.58
           Dilutive net income per share                  $0.71           $0.57
           =====================================================================



                                                        Nine Months Ended
                                                 -------------------------------
           (millions except per share data)       September 30,    September 30,
                                                      1998             1997
           ---------------------------------------------------------------------

           Net income                               $     401.9    $      185.9
           8% preferred stock dividends                      -              8.2
           Redeemable preferred stock dividends             1.9             1.9
                                                   ----------------------------
           Net income for dilutive and basic        $     400.0    $      175.8
                                                   ============================

           Basic shares outstanding                       169.6           167.8
           Common stock equivalents                         3.0             2.5
                                                   ----------------------------
           Dilutive potential common shares               172.6           170.3
           ---------------------------------------------------------------------
           Basic net income per share                     $2.36           $1.05
           Dilutive net income per share                  $2.32           $1.03
           =====================================================================



7.    Alexander & Alexander Services Inc. (A&A) Discontinued Operations
      -----------------------------------------------------------------

      A&A discontinued its insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of September 30, 1998, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position and amounted to $153 million. Such liabilities are net of reinsurance recoverables and other assets of $185 million.


8.    Contingencies
      -------------

      Aon and its subsidiaries are subject to numerous claims, tax assessments and lawsuits that arise in the ordinary course of business. Some of these cases are being litigated in jurisdictions which have judicial precedents and evidentiary rules which are generally believed to favor individual plaintiffs against corporate defendants. The damages that may be claimed in these and other jurisdictions are substantial, including in many instances claims for punitive or extraordinary damages. Accruals for these contingencies have been provided to the extent that losses are deemed probable and are estimable.

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

                                 Aon CORPORATION
                  MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                           AND FINANCIAL CONDITION

                     REVENUE AND INCOME BEFORE INCOME TAX
                    FOR THIRD QUARTER AND NINE MONTHS 1998


Consolidated Results
--------------------

Information Concerning Forward-Looking Statements
-------------------------------------------------

General
-------

This quarterly report contains forward-looking statements relating to such matters as future financial performance, the business of Aon and Year 2000. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as changes in worldwide and national economic conditions, fluctuations in foreign currencies, changes in securities and fixed income markets, downward commercial property and casualty premium pressures, and the competitive environment. In addition, Aon notes that a variety of factors could cause Aon's actual results and experience relating to compliance with Year 2000 to differ materially from the anticipated results or other expectations expressed in Aon's forward-looking statements concerning Year 2000 issues. These factors include (i) the unanticipated material impact of a system fault of Aon relating to Year 2000, (ii) the failure to successfully remediate, in spite of testing, material systems of Aon, (iii) the time it may take to successfully remediate a failure once it occurs, as well as the resulting costs and loss of revenues, and (iv) the failure of third parties to properly remediate material Year 2000 problems.

Certain amounts in the prior years' condensed consolidated financial statements have been reclassified to conform to the 1998 presentation.

Brokerage commissions and fees increased $100 million or 10.8% and $429 million or 16.2% in third quarter and nine months 1998, respectively, primarily reflecting business combination activity related to the acquisitions of AIS in third quarter 1998, Le Blanc de Nicolay (Le Blanc) in second quarter 1998, Gil y Carvajal in first quarter 1998, Jauch & Hubener in fourth quarter 1997 and, to a lesser extent, certain other brokerage acquisitions.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other increased $25.8 million or 6.4% and $49.7 million or 4.1% in third quarter and nine months 1998, respectively, compared with the same period last year. Extended warranty premiums earned increased $19.2 million or 15.5% in the quarter reflecting continued growth, primarily in the mechanical extended warranty line, and to a lesser extent, the appliance and electronics lines. Direct sales premiums earned increased 2.7% reflecting a decline in domestic accident production and good growth in other products and locations. The runoff of North American auto credit business partially offset this growth in premiums earned.

Investment income, which includes related expenses and realized investment gains, increased $29.9 million or 24.4% and $82.7 million or 23.1% in the third quarter and nine months 1998, respectively, when compared to prior year. Higher levels of income from private equity and other investment holdings in third quarter 1998 and nine months 1998 contributed to overall investment income growth when compared to prior year. Investment income from insurance brokerage and consulting operations, primarily relating to fiduciary funds, increased to $50 million in third quarter 1998 from $43 million in 1997, and to $144 million in nine months 1998 from $120 million in 1997, due to brokerage acquisition activity and internal growth.

Total revenue increased $155.7 million or 10.7% and $561.4 million or 13.3% in the third quarter and nine months 1998, respectively, primarily attributable to brokerage acquisition activity .

Benefits to policyholders increased $7.2 million or 3.4% and $39.1 million or 6.2% million in third quarter and nine months 1998, respectively, reflecting a higher volume of new extended warranty and capital accumulation business. This growth was partially offset by the run-off of auto credit business as planned.

In second quarter 1997, Aon reported special charges of $27 million ($16.9 million after-tax) to recognize investment losses incurred at Alexander & Alexander Services Inc. (A&A ) before Aon acquired A&A. At Aon's acquisition date, the carrying value of certain securities in A&A's portfolio was overstated by the previously unrecognized investment losses.

In first quarter 1997, Aon reported special charges of $145 million ($90.6 million after-tax) related to the restructuring of Aon's brokerage operations as a result of the acquisition of A&A. The special charges included costs related to severance and other costs and the consolidation of systems and real estate space. The 1997 special charges were reflected as a separate component of total expenses in the condensed consolidated statements of income.

Total expenses increased $118.6 million or 9.3% and $214 million or 5.5% in third quarter and nine months 1998, respectively, when compared to prior year. The nine months 1998 increase reflects the inclusion of 1997 pretax special charges. Third quarter 1998 expenses increased over the same period last year primarily due to investments in new business initiatives, technology and product development. During nine months 1998, restructuring liabilities related to valuation adjustments for recent acquisitions and 1997 special charges have been reduced by payments as planned. Total expenses, excluding the 1997 special charges, increased 10.4% in nine months 1998. Income before income tax increased $347.4 million or 100.7% in nine months 1998 when compared to prior year, primarily due to the inclusion of special charges in nine months 1997. Excluding special charges, income before income tax increased $37.1 million or 20.9% and $175.4 million or 33.9% in third quarter and nine months 1998, respectively, when compared to prior year, largely due to growth in the insurance brokerage and consulting services segment and to the achievement of cost savings resulting from the consolidation of brokerage operations. Total cost savings approximated $237 million for nine months 1998 and on an annualized basis, are projected to be approximately $300 million.


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


Insurance Brokerage and Consulting Services
-------------------------------------------

Nine months 1998 revenue and income before income tax have been impacted by the merger of AIS in third quarter 1998, Le Blanc and Gil y Carvajal acquisitions in second and first quarter 1998, respectively, and Jauch & Hubener, and certain other brokerage acquisitions in fourth quarter 1997.

Insurance and other services (retail, reinsurance and wholesale brokerage) revenue increased $89.1 million or 10.7% and $402.6 million or 17% in the third quarter and nine months 1998, respectively, when compared with the same period last year, largely due to acquisition activity. Insurance and other services continued to reflect highly competitive property and casualty pricing.

Consulting provides a full range of employee benefits and compensation consulting, specialized employee assessment and training programs, and administrative services. This business showed revenue growth of $17.5 million or 13.2% and $49.5 million or 12.2% for the third quarter and nine months 1998, respectively, when compared to prior year, primarily due to third quarter 1998 and late 1997 acquisitions. A decline in human resources consulting revenue partially offset growth in the quarter.

Overall, revenue for the insurance brokerage and consulting services segment increased $106.6 million or 11% and $452.1 million or 16.3% in the third quarter and nine months 1998, respectively. Acquisitions made in 1998 and fourth quarter 1997 accounted for a majority of the above mentioned revenue growth in the quarter. Excluding the impact of acquisitions, revenue related to brokerage core businesses grew approximately 1% in the quarter and 3% in nine months in a very competitive environment. Income before income tax increased $33.9 million or 27.6% and $178.1 million or 49.6% when compared to third quarter and nine months 1997, respectively. The brokerage segment continues to be impacted by a soft property and casualty market, particularly in the reinsurance brokerage business. Investments in new initiatives in nine months 1998, with little or no corresponding revenue growth in the current period, also impacted revenue and pretax income growth. Pretax margins in this segment improved for the quarter reflecting cost savings resulting from the consolidation of businesses acquired in 1997.


U.S./International Results
--------------------------

Third quarter 1998 international insurance brokerage and consulting services revenue represents 45% of the worldwide total and international income before income tax represents 30% of the worldwide total. International brokerage revenue of $482 million increased 10.8% for the third quarter, primarily reflecting 1998 and fourth quarter 1997 acquisitions. International brokerage income before income tax decreased 7.6% for the third quarter primarily reflecting acquisition related start-up costs related to 1998 acquisitions and pricing pressures resulting from consolidation in the reinsurance underwriting market. International brokerage revenues for retail brokerage services generally are strongest during the first quarter of the year, particularly for continental Europe, while expenses are incurred on a more even basis throughout the year.


Insurance Underwriting
----------------------

The insurance underwriting line of business primarily provides direct sales life and accident and health products, and extended warranty products to individuals. Revenue increased $33.6 million or 7.3% and $72 million or 5.2% for the third quarter and nine months 1998, respectively, when compared to prior year, primarily due to growth in the international mechanical extended warranty line and in the U.S. electronic and appliance lines. Direct sales business also continued to grow modestly.

Pretax income from insurance underwriting increased $2.7 million or 3.7% in third quarter 1998 and $1 million or 0.5% in nine months 1998 when compared to prior year. Improvement in direct sales and extended warranty benefit ratios, in addition to growth in the electronics and appliances line for the quarter and nine months, was partially offset by planned start-up costs in the worksite marketing initiative, and the run-off of auto credit business and specialty liability programs. Overall, benefit and expense margins in third quarter 1998 did not suggest any significant shift in operating trends. Extended warranty profits improved in the nine months, primarily due to the mechanical extended warranty line of business and to a lesser extent, the appliance and electronics line.

U.S./International Results
--------------------------

Third quarter 1998 U.S. insurance underwriting revenue represents 70% of the worldwide total and U.S. income before income tax represents 73% of the worldwide total. Third quarter U.S. insurance underwriting revenue and income before income tax increased 7.1% and 8.7%, respectively, when compared to the 1997 level. Results primarily reflect growth in the appliance and electronics and mechanical extended warranty lines. Partially offsetting this growth is the runoff of the auto credit business and specialty liability programs. International insurance underwriting revenue of $147.8 million increased 7.9% in the quarter principally due to growth in the mechanical extended warranty line. International pretax income decreased 8.6% in the quarter primarily reflecting higher expense ratios associated with start-up costs in the worksite marketing initiative and investments in new product development in the extended warranty lines.


Corporate and Other
-------------------

Revenue in this category consists primarily of investment income (including realized investment gains) on capital. Insurance company investment income is allocated to the underwriting segment based on the invested assets which underlie policyholder liabilities. Investment income generated by insurance brokerage operations is included in the insurance brokerage and consulting services line of business. Invested assets and related investment income not directly required to support underwriting and insurance brokerage businesses are reported in this segment. Since these assets represent Aon's capital, they are primarily invested in equities including longer-term, less liquid instruments than employed in the other segments. This provides an opportunity for greater yields through private placement and partnership investments as well as other marketable securities. These enhanced returns serve to counter the additional expenses associated with recent acquisitions, namely goodwill amortization and financing costs. Other corporate expenses include interest, corporate administrative and certain information technology costs.

Revenue increased 61% or $15.5 million and 45.8% or $37.3 million in the third quarter and nine months 1998, respectively, primarily due to higher levels of investment income from private equity and other investment holdings. Income from these investments varies significantly between periods and can result from liquidation of investments as well as distributions in the form of securities in addition to cash. The loss before income tax decreased $0.5 million in the quarter over the same period last year. Contributing to the loss in
the  quarter were  financing   costs  and   goodwill  amortization   related  to
acquisitions, additional interest expense on short-term debt related to acquisition financing, and costs related to investments in information technology.

                                 Aon Corporation
                             MAJOR LINES OF BUSINESS


                                                                   Third Quarter Ended                     Nine Months Ended
                                                     ------------------------------------   -----------------------------------
 (millions except per share data)                     Sept. 30,    Sept. 30,    Percent      Sept. 30,   Sept. 30,    Percent
                                                         1998         1997       Change         1998        1997       Change
                                                     ----------   ----------   ----------   ----------  ----------   ----------

Revenue
Insurance brokerage and consulting services:
    Insurance and other services ............        $   923.6    $   834.5         10.7%   $ 2,767.5   $ 2,364.9         17.0%
    Consulting ..............................            149.7        132.2         13.2        455.0       405.5         12.2
                                                     ----------   ----------   ----------   ----------  ----------   ----------
      Total revenue .........................          1,073.3        966.7         11.0      3,222.5     2,770.4         16.3
                                                     ----------   ----------   ----------   ----------  ----------   ----------

Insurance underwriting:
     Direct sales - life, accident and health            265.6        258.5          2.7        784.5       772.9          1.5
     Extended warranty ......................            164.2        142.0         15.6        480.6       419.2         14.6
     Other ..................................             62.7         58.4          7.4        184.9       185.9         (0.5)
                                                     ----------   ----------   ----------   ----------  ----------   ----------
      Total revenue .........................            492.5        458.9          7.3      1,450.0     1,378.0          5.2
                                                     ----------   ----------   ----------   ----------  ----------   ----------

Corporate and other .........................             40.9         25.4         61.0        118.7        81.4         45.8
                                                     ----------   ----------   ----------   ----------  ----------   ----------
      Total revenue .........................        $ 1,606.7 $  $ 1,451.0    $    10.7%   $ 4,791.2   $ 4,229.8         13.3%
                                                     ----------   ----------   ----------   ----------  ----------   ----------


Income Before Income Tax
Insurance brokerage and consulting services .        $   156.8    $   122.9         27.6%   $   537.0   $   358.9         49.6%
      Special charges .......................               -            -            -           -        (145.0)          -
                                                     ----------   ----------   ----------   ----------  ----------   ----------
      Including special charges .............            156.8        122.9         27.6        537.0       213.9        151.1

Insurance underwriting ......................             75.0         72.3          3.7        208.6       207.6          0.5

Corporate and other .........................            (16.9)       (17.4)         N/A        (53.3)      (49.6)         N/A
      Special charges .......................               -            -            -           -         (27.0)          -
                                                     ----------   ----------   ----------   ----------  ----------   ----------
      Including special charges .............            (16.9)       (17.4)         N/A        (53.3)      (76.6)         N/A

                                                     ----------   ----------   ----------   ----------  ----------   ----------
      Total income before income tax ........        $   214.9    $   177.8    $    20.9%   $   692.3   $   344.9        100.7%
                                                     ----------   ----------   ----------   ----------  ----------   ----------

              NET INCOME FOR THIRD QUARTER AND NINE MONTHS 1998


Third quarter 1998 net income was $124.1 million ($0.71 dilutive per share) compared to $101 million ($0.57 dilutive per share) in 1997.Nine months 1998 net income was $401.9 million ($2.32 dilutive per share) compared to $185.9 million ($1.03 dilutive per share) in 1997. Nine months 1997 net income was primarily influenced by after-tax 1997 special charges of $107.5 million ($0.64 per share) with no comparable amount in nine months 1998. Basic net income per share was $0.72 and $0.58 in third quarter and $2.36 and $1.05 in nine months 1998 and 1997, respectively.

The effective tax rate was 37.5% for both 1998 and 1997. Dilutive average shares outstanding for third quarter 1998 increased 1.6% when compared to 1997 primarily due to the reissuance of common shares from treasury for employee benefits and business combinations.



                       CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF NINE MONTHS 1998


Cash flows provided by operating activities in nine months 1998 were $707.4 million, an increase of $235.4 million from nine months 1997. The increase represents growth in the insurance brokerage businesses and the timing of the settlement of brokerage receivables and payables.

Investing activities used cash of $1.1 billion which was made available from financing and operating activities. Cash of $484.3 million was used during nine months 1998 for the purchase of short-term investments. Cash used for acquisition activity during nine months 1998 was $322.5 million, primarily reflecting the Gil y Carvajal and Le Blanc de Nicolay acquisitions.

Cash totaling $446.4 million was provided during nine months 1998 from financing activities. The decrease of $688.8 million from nine months 1997 is primarily a result of the 1997 issuance of capital securities. Cash was used to pay dividends of $143.9 million on common stock and $1.9 million on redeemable preferred stock during nine months 1998.

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

Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $3.2 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95.8%) and has a fair value which is 104.3% of amortized cost.

Total assets increased $1.2 billion to $19.9 billion since year-end 1997. Invested assets at September 30, 1998 increased $473.3 million from year-end levels, primarily due to higher levels of short-term investments relating to brokerage fiduciary funds. The amortized cost and fair value of less than investment grade fixed maturity investments, at September 30, 1998, were $117.1 million and $112.1 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at September 30, 1998 was $122.2 million, or 1.9% of total invested assets.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge foreign currency translation and transaction risks and other business risks (i.e. interest rate and credit risk); (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) manage its overall asset/liability duration match. As of September 30, 1998, Aon had open contracts, related to the above, which had unrealized gains of approximately $6.7 million.

Insurance brokerage and consulting services receivables increased $167.8 million when compared to year-end 1997. Insurance premiums payable increased $296 million in nine months 1998, reflecting acquisitions and the receipt of client fiduciary funds.

Short-term borrowings increased at the end of nine months 1998 by $288.5 million when compared to year-end 1997. The increase is primarily due to the financing of acquisitions. Notes payable decreased at the end of nine months 1998 by $42.4 million when compared to year-end 1997. Included in notes payable at September 30, 1998 is approximately $25 million which represents the principal amount of notes due within one year.

Stockholders' equity increased $174.9 million in nine months 1998 to $17.62 per share, an increase of $0.82 per share since year-end 1997. This increase consisted of net income partially offset by net unrealized investment losses of $81.7 million and dividends to common stockholders of $191.5 million. Included in the reduction for dividends is an accrual for the fourth quarter 1998 common stock dividend.


                                  YEAR 2000

Aon's STATE OF READINESS
------------------------

Aon is affected by both its own computer information systems and by third parties with which it has business relationships, in the processing of data relating to the Year 2000 and beyond. Aon began work on the computer Year 2000 issue in 1995 and expects to complete its efforts by mid-1999. In 1997, Aon designated a full time Year 2000 project coordinator who established Aon's Year 2000 project office to monitor the progress of and act as a central contact for its major business units worldwide. Year 2000 efforts under an Aon executive vice president and chief information officer are focused on two areas: internal systems readiness and readiness of carriers with whom Aon places insurance business on behalf of its clients.


INFORMATION TECHNOLOGY (IT)

In a corporate-wide Year 2000 readiness analysis completed in early 1998, individual business units were required to formally develop a plan, where they had not already done so, to achieve Year 2000 compliance, and to provide their specific plan to the project office. Each plan consisted of an evaluation of the compliance status of internal IT systems and an identification of specific hardware and software compliance issues. As a result of this effort, the project office is currently tracking over 200 worldwide business unit plans. Each business unit is required to report its progress against its plan on a monthly basis to the project office. It is each business unit's responsibility to ensure that adequate testing of systems is done to ensure Year 2000 functionality.

The readiness target date for most business units is December 31, 1998 with all business units expected to be fully compliant by mid-1999. Business unit progress has, and will continue to be, measured against a set of interim milestones: by July 1998, all business units with a target completion date of December 31, 1998 were expected to have completed their inventory and impact analysis and be in the process of remediating non-compliant applications and testing results. By November 1998, those units are expected to have completed all remediation work and final testing is expected to be in progress. As of September 30, 1998, substantially all business units acquired prior to June 30, 1998 have completed their inventories and nearly all have completed impact analyses and remediation plans. Most business units are well along in the process of replacing or modifying applications found to be non-compliant and testing results. An analysis of all newly acquired business units is completed immediately after acquisition and appropriate plans are put into action.

Progress toward interim milestones is reported to Aon's senior management. Aon's internal auditors and/or the Year 2000 project office will select certain business units that assert full compliance and some non-compliant units. Units selected will be reviewed to help provide assurance that reasonable documentation and testing results are available to support their position. Most of these reviews are expected to be completed in fourth quarter 1998 and in the first half of 1999 as units become compliant.


NON-IT

With respect to non-IT issues, a project coordinator is working with Aon's facilities management and third party leasing management company to ensure premises issues are addressed in Aon-owned and leased properties in the United States. Outside of the U.S., local chief financial officers have been instructed to make similar inquiries.

Aon has some risk on a location by location basis related to the possible failure of government agencies, public utilities and providers of telecommunication and transportation services. Due to Aon's dispersion of facilities, the largest concentrated risks in this regard are in the Chicago, New York and London locations.


THIRD PARTIES

Third parties having a material relationship with Aon have Year 2000 issues to address and resolve. Such third parties primarily include issuers of investment securities, financial institutions, governmental agencies, telecommunications, and insurance carriers. An aspect of the project is to identify these third parties and contact them to seek written assurance as to the third party's anticipation of being Year 2000 compliant. The nature of Aon's follow-up depends upon its assessment of the response and of the materiality of the effect of non-compliance by third parties on Aon. Significant third parties determined to be at risk for Year 2000 failure will be reported to appropriate Aon management for possible preemptive action to minimize adverse impact on Aon's operations. As of September 30, 1998, Aon is not aware of any significant third party with a Year 2000 issue that would materially impact Aon's results of operations, liquidity, or capital resources. However, Aon has no means of ensuring that such third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact Aon. The effect of non-compliance by third parties is not determinable.

Aon is compiling information on and assessing the compliance status of insurance carriers with whom it places business on behalf of its clients. In second quarter 1998, compliance questionnaires were sent to approximately 2,700 carriers worldwide. As of September 30, 1998, responses from approximately 60% of those carriers had been received. An intensive follow-up effort, focusing on U.S. carriers who receive the bulk of insurance placements by U.S. business units, has produced a response rate of close to 100%. A similar follow-up effort for non-U.S. carriers (to be executed in London) is in process and is expected to be completed by March 31, 1999. Further follow-up on non-priority carriers is also pending.


COSTS TO ADDRESS Aon's YEAR 2000 ISSUES
---------------------------------------

Aon's Year 2000 remediation costs for all business units is projected to be approximately $65 million through December 31, 1999. At year-end 1997, Aon estimated its Year 2000 costs to be approximately $50 million. The revised estimate was established as a part of Aon's comprehensive 1999 budget process which identified $65 million in total Year 2000 costs. These costs are being funded through business unit operating cash flows and remaining costs will be included in 1999 business plans.

The increase from $50 million to $65 million for Aon's total Year 2000 costs is attributable to the following: (1) unplanned acquisitions which increase Year 2000 costs; (2) analysis and testing of Year 2000 issues which had not been anticipated at year-end 1997; and (3) the necessity in several instances to invoke contingency plans and remediate systems Aon originally planned to replace. Replacement was not considered a Year 2000 cost. The delay in systems replacement is not expected to have an adverse impact on Aon's financial condition or operating results.

As of September 30, 1998, Aon has incurred approximately $33 million related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $10 million and $22 million will be incurred and expensed in the remainder of 1998 and in 1999, respectively.


RISKS OF Aon's YEAR 2000 ISSUES
-------------------------------

Aon's management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, Aon has not yet completed all necessary phases of the Year 2000 program. In addition, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect Aon. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. With regard to non-compliance resulting from Aon's IT systems, Aon will devote its financial and personnel resources to remediate the problem as soon as it is detected. With regard to non-compliance resulting from third party failure, Aon is in the process of determining, through responses and other appropriate action, where there is any material likelihood of non-compliance having a potentially material impact; however, the potential impact and related costs are not known at this time.


Aon's CONTINGENCY PLANS
-----------------------

Contingency planning at Aon has two distinct components. First, where Aon's planned dates for IT system replacement or remediation are not being met, contingency plans are made and are continuously revised. These contingency issues are addressed business unit by business unit. Contingency plans have been successfully invoked for a number of business units to date. These include changing compliance strategies from replacement to remediation (and vice versa) and partial remediation to meet critical dates prior to January 1, 2000. The latter will require completion of remediation in 1999. Second, preparations must be made for IT software and hardware, which have Year 2000 "bugs" and which are not revealed until after December 31, 1999, despite testing. Aon anticipates handling these situations with immediate program fixes, swapped backup hardware or process work-arounds. Aon does not anticipate that problems of this nature will be significant due to thorough testing and the distributed nature of Aon's systems.

Business units that are not expected to be compliant by December 31, 1998 were asked to provide information on completing their plans in the first quarter 1999 or contingency plans, as appropriate, to the project office by year-end 1998. As business units come into compliance with Year 2000, a reevaluation of contingency plans will be undertaken.



REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at September 30, 1998, and for the third quarter and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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



                                                /s/   Ernst & Young LLP
                                                ------------------------
                                                ERNST & YOUNG LLP

Chicago, Illinois
November 3, 1998

PART II
-------

OTHER INFORMATION
-----------------

ITEM 5.    CHANGE IN PROXY RULES

           The Board of Directors of Aon solicits proxies from shareholders each year. The rules regarding discretionary voting (meaning as management chooses) of those proxies have been revised. Discretionary voting can be exercised when a matter not listed in the proxy materials is properly presented for vote at a meeting. Under the new rules, management can exercise discretionary voting of the proxy only if Aon does not have notice of the matter on or before January 24, 1999. If Aon receives proper notice before the January 24, 1999 deadline, the Board will advise the shareholders in the proxy materials of the nature of the proposal and how management intends to use its discretionary voting power. Management will not have the right to use its discretionary voting power if the stockholder independently solicits proxies of at least the number of voting shares required to carry a particular proposal.

           The revised rules do not affect the other proxy rules regarding the procedure and deadline for submitting shareholder proposals for listing in the proxy materials. That deadline continues to be November 13, 1998.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits - The  exhibits  filed  with this  report are  listed on the
           --------
           attached Exhibit Index.

      (b)  Reports on Form 8-K - No Current  Reports on Form 8-K were filed for
           -------------------
           the quarter ended September 30, 1998.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Aon Corporation
                                    ---------------
                                    (Registrant)

November 13, 1998                   /s/ Harvey N. Medvin
                                    ---------------------
                                    HARVEY N. MEDVIN
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

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