Form 10-K
period 1998-12-31
AON CORP
filed 1999-03-29
CIK 315293

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark One)

  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1998
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission File Number: 1-7933
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

YES [X]         NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 1999 was $8,787,962,898.

Number of shares of $1.00 par value Common Stock outstanding as of February 24, 1999: 170,793,734.

    Documents From Which Information is Incorporated By Reference:
  Annual Report to Stockholders of the Registrant for the Year 1998
                        (Parts I, II and IV)
  Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement for Annual Meeting of Stockholders on April 16, 1999
                        of the Registrant (Part III)
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

      The Registrant is a holding company whose operating subsidiaries carry on business in three distinct segments: (i) insurance brokerage and other services,
(ii) consulting, and (iii) insurance underwriting. Incorporated in 1979, it is the parent corporation of long-established and more recently formed companies.

      Aon Group, Inc., its subsidiaries and certain other indirect subsidiaries of the Registrant (the "Aon Group") including Aon Risk Services Companies, Inc.; Aon Holdings bv; Aon Consulting Worldwide, Inc.; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Aon Group Limited; and Alternative Market Operations ("AMO") provide reinsurance intermediary services, benefits consulting and commercial insurance brokerage services. Aon Group revenues grew significantly in fiscal 1996, 1997, and 1998 when the Registrant acquired, among other companies, Bain
Hogg Group plc ("Bain Hogg") in 1996; Alexander & Alexander Services Inc. ("A&A"), The Minet Group, and Jauch & Hubener in 1997; and Le Blanc de Nicolay, Gil y Carvajal and Auto Insurance Specialists, Inc. in 1998.

      Combined Insurance Company of America ("Combined Insurance") engages in the marketing and underwriting of life and accident and health insurance products. Virginia Surety Company, Inc. and London General Insurance Company Limited offer extended warranty and specialty insurance products.

      In second quarter 1996, the Registrant and Combined Insurance sold two of Combined Insurance's insurance subsidiaries, Union Fidelity Life Insurance Company ("UFLIC") and the Life Insurance Company of Virginia ("LOV").

      The Registrant hereby incorporates by reference pages 6 through 12 and pages 17 through 23 of the Annual Report to Stockholders of the Registrant for the Year 1998 ("Annual Report").


COMPETITION AND INDUSTRY POSITION

(1)  INSURANCE BROKERAGE AND OTHER SERVICES

      Aon Group, Inc. ("Aon Group"); Aon Risk Services Companies, Inc. ("Aon Risk Services Companies"); Aon Holdings bv ("Aon Holdings"); Aon Services Group, Inc. ("Aon Services Group"); Aon Re Worldwide, Inc. ("Aon Re"); Aon Group Limited ("AGL"); Alternative Market Operations ("AMO").

      Aon Group is the holding company for the Registrant's commercial brokerage and consulting operation. Aon Group companies have 550 offices around the world in approximately 120 countries. In 1998, Aon Group employed over 34,000 professionals and support personnel to serve the diverse needs of clients.

      Aon Risk Services Companies' subsidiaries operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms as well as individual brokers and agents and direct writers of insurance coverage. Aon Risk Services Companies' subsidiaries provide risk management services, including insurance placement, claims management, loss control and administrative services. It has also developed certain specialist niche areas such as marine, aviation, directors and officers liability, financial institutions, construction, energy, media and entertainment. In 1998, significant investments were made in professional talent, technology and the development of specialized products and services to meet the evolving needs of clients.

      Subsidiaries of Aon Risk Services Companies and Aon Holdings operate through owned offices in North America and Europe, as well as in South America, Africa, Australia and Asia. The acquisitions of A&A and Bain Hogg significantly augmented the Registrant's presence in Latin America, Asia, Africa and Australia, and the acquisitions of Jauch & Hubener, Le Blanc de Nicolay and Gil y Carvajal strengthened the Registrant's presence throughout Europe.

      Aon Services Group addresses the highly specialized product development, consulting and administrative needs of professional groups, service businesses,
governments,   health-care  providers  and  commercial  organizations.

It also provides underwriting management skills, claims and risk management expertise, and third-party administration services to insurance companies. Aon Services Group operating subsidiaries market and broker both the primary and reinsurance risks of these programs. For individuals and businesses, Aon Services Group provides affinity products for professional liability, life and personal lines. The acquisition of The Minet Group by the Registrant augmented Aon Services Group's already strong expertise in wholesale brokerage and professional liability programs. The 1998 acquisition of Auto Insurance
Specialists, Inc., an insurance broker specializing in automobile insurance coverages, gives Aon Services Group a significant presence in that market with opportunities for wide geographic application.

      Aon's reinsurance brokerage activities are organized under Aon Re in the United States and AGL in the United Kingdom. Aon Re is the largest reinsurance broker in the world, offering reinsurance, analytical services and alternative risk financing vehicles. Aon Re serves the alternative market with reinsurance placement, alternative risk services, captive management services and catastrophe information forecasting. AGL is a London-based Lloyd's broker that places wholesale and reinsurance business in the London and international markets and serves the needs of a wide range of clients around the world.

      AMO was established by Aon in late 1997 and is a leading provider of custom-designed products and services which feature specialty underwriting capabilities that produced an annual premium volume in excess of $1 billion. Several of AMO's specialties include entertainment, public entities, professional liability, workers compensation, and media business and financial institutions.


(2)  CONSULTING

Aon Consulting Worldwide, Inc. ("Aon Consulting")

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

      In the United States, the benefits environment continues to change as companies look for ways to manage their benefits costs while increasing the choices offered to their employees. Aon Consulting, with its expertise in all areas of benefits and compensation, and its access to the Registrant's other subsidiaries, is well-positioned to serve this market. Aon Consulting subsidiaries offer services to clients including organizational analysis and HR strategic planning, recruitment and selection, benefits design and management training and development, job design and competency modeling; compensation and reward systems; human resources compliance and risk management; and individual and organizational change management. Benefits issues in foreign countries are becoming more complicated, and Aon Holdings and Aon Consulting anticipate increased demand for their services in these markets. In particular, the 1997 acquisitions of Sodarcan Inc. and Martineau Provencher & Associates strengthened the Registrant's consulting expertise in Quebec.

(3)  INSURANCE UNDERWRITING

      Combined Insurance Company of America ("Combined Insurance"); Combined Life Insurance Company of New York ("CLICNY"); Virginia Surety Company, Inc. ("VSC"); London General Insurance Company Limited ("London General"); and Aon Warranty Group, Inc. ("Aon Warranty").

      The Registrant's insurance underwriting subsidiaries are part of a highly competitive industry that serves individual consumers in North America, Europe, Latin America and the Pacific by providing accident and health coverage, traditional life insurance, and extended warranties through distribution networks most of which are directly owned by the Registrant's subsidiaries.

      The life, accident and health distribution network encompasses primarily the agents of Combined Insurance and CLICNY (which operates exclusively in the State of New York). With more than five million policyholders, Combined Insurance has more individual accident policies in force than any other United States company. Combined Insurance, the Registrant's principal life, accident and health insurer, has a direct sales force of several thousand career agents calling on individuals to sell a broad spectrum of accident and health products, while it is one of the few companies with agents that call on customers every six months to renew coverage and to sell additional coverage. Combined Insurance's current product portfolio often allows policyholders the option of paying premiums monthly through a pre-authorized check mechanism. Those policyholders are still called on by an agent to add additional coverage. Combined Insurance offers a wide range of accident-only and sickness-only insurance products, including short-term disability, cancer aid, Medicare supplement, disability income and long-term care coverage. Most of Combined Insurance's products are primarily fixed indemnity obligations, thereby not subject to escalating medical costs. Combined Insurance offers a simplified accident and sickness long-term disability policy. In addition to its traditional business, Combined Insurance has expanded its product distribution through payroll deduction, worksite marketing programs. Combined Insurance's business is conducted by the Registrant's operations in the United States, Canada, Latin America, Europe and Asia Pacific.

      Combined Insurance and CLICNY market whole life products through direct sales career agents in the United States. Combined Insurance ranked among the top 140 life insurance companies in the United States in terms of total life premiums in 1997.

      The Registrant's extended warranty and specialty insurance business, conducted by VSC subsidiaries in North America, South America, Asia Pacific and London General in Europe, is composed primarily of extended warranty insurance products, professional liability insurance coverages, workers' compensation and specialty financial institution coverages. VSC and London General are among the world's largest underwriters of consumer extended warranties. The automobile warranty products are sold in the United States, Canada, the United Kingdom, Ireland, France, The Netherlands, Belgium, Spain, Argentina, Brazil, Australia and Japan. Aon Warranty Group handles the administration of certain extended warranty products on automobiles, electronic goods, personal computers and appliances. It serves manufacturers, distributors and retailers of major worldwide consumer product and financial institutions, associations and affinity groups in North America and in Europe.

(4)  DISCONTINUED OPERATIONS

      The Life Insurance Company of Virginia ("LOV") and Union Fidelity Life Insurance Company ("UFLIC").

      In April 1996, the Registrant and Combined Insurance completed the sales of Combined Insurance's subsidiaries, LOV and UFLIC. The business written by LOV primarily included capital accumulation products and some other life products. UFLIC operated in the United States in the highly competitive direct response life and health marketing segment of the industry. The Registrant hereby incorporates by reference note 3 of the Notes to Consolidated Financial Statements on page 40 of the Annual Report.


     A&A's Discontinued Operations

      The Registrant hereby incorporates by reference note 3 of the Notes to Consolidated Financial Statements on page 40 of the Annual Report.


LICENSING AND REGULATION

      Regulatory authorities in the states or countries in which the operating subsidiaries of Aon Group conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing general agents, reinsurance intermediaries or adjusters. Under the laws of most states in the United States and in most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state or country. The manner of operating in particular states and countries may vary according to the licensing requirements of the particular state or country, which may require, among other things, that a firm operate in the state or country through a local corporation. In a few states and countries, licenses are issued only to individual residents or locally-owned business entities. In such cases, Aon Group subsidiaries have arrangements with residents or business entities licensed to act in the state or country.

      Insurance companies must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced by the states in the United States, by industry self-regulating agencies in the United Kingdom, and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the United States utilize statutory accounting principles which are different from the generally accepted accounting principles used in stockholders' reports. The statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are based, in general, on a liquidation concept while generally accepted accounting principles are based on a going-concern concept.

      The state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). This Association seeks to promote uniformity of, and to enhance the state regulation of, insurance. Both the NAIC and the individual states continue to focus on the solvency of insurance companies. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. Any increase in any solvency-related oversight by the states is not expected to have any significant impact on the insurance business of the Registrant.

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

      In 1996 the federal Health Care Insurance Portability and Accountability Act of 1996 ("HIPPA") was enacted. The Act requires the states to take action to implement the requirements of the Act or to become subject to federal oversight. HIPPA implementation by the states has not materially affected the business of the Registrant's subsidiaries. In addition, recent federal laws and proposals, mandating specific practices by medical insurers, and the health care industry will not, because of the nature of the business of the Registrant's subsidiaries, materially affect the Registrant. Numerous states have had legislation introduced to reform the health care system and such legislation has passed in several states. While it is impossible to forecast the precise nature of future federal and state health care changes, the Registrant does not expect a major impact on its operations because of the supplemental nature of most of the policies issued by its insurance subsidiaries and because the coverages are primarily purchased to provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits. Congress is actively considering a Financial Services Modernization Act commonly known as H.R.10. While H.R.10. would make substantial changes in allowing financial organizations to diversify, the Registrant does not believe the enactment of H.R.10 would have a material affect on the business of its insurance institutions.


CLIENTELE

      No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant.


EMPLOYEES

      The Registrant's subsidiaries had approximately 44,000 employees at the end of 1998 of whom approximately 36,000 are salaried and hourly employees and the remaining 8,000 are sales representatives who are generally compensated wholly or primarily by commission.


ITEM 2.  PROPERTIES.

      The Registrant's subsidiaries own and occupy office buildings in seven states and certain foreign countries, and lease office space elsewhere in the United States and in various foreign cities. Loss of the use of any owned or leased property, while potentially disruptive, would have no material impact on the Registrant.

ITEM 3.  LEGAL PROCEEDINGS.

      The Registrant hereby incorporates by reference note 12 of the Notes to Consolidated Financial Statements on page 50 of the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. The executive officers of the Registrant were elected to their current positions on April 17, 1998 to serve until the meeting of the Board following the annual meeting of stockholders on April 16, 1999. Ages shown are as of December 31, 1998.

      For information concerning certain directors and executive officers of the Registrant, see item 10 below. As of March 31, 1999, the following individuals are also executive officers of the Registrant as defined in Rule 16a-1(f):

                                 Has
                             Continuously
                             Served as an
                               Officer
                           of Registrant or
      Name, Age, and        One or More of
      Current Office       its Subsidiaries          Business Experience
  or Principal Position         Since                   Past 5 years
  ---------------------         -----                   ------------

Harvey N. Medvin, 62             1972       Mr. Medvin became Vice President and
Executive  Vice  President and              Chief Financial Officer of the
Chief Financial Officer                     Registrant in 1982 and was elected
                                            to his  current  position in 1987.
                                            He also  serves as a Director or
                                            Officer of certain of the
                                            Registrant's subsidiaries.

Daniel T. Cox, 52                1986       Mr. Cox was  elected  to his current
Executive Vice President                    position in 1991 and, prior to their
                                            sale in 1996, had served as Chairman
                                            and  Chief Executive Officer of
                                            certain of the Registrant's
                                            underwriting  subsidiaries.  Mr. Cox
                                            has headed the Registrant's benefits
                                            consulting operation since 1987.  He
                                            also serves as Director or Officer
                                            of certain of the Registrant's
                                            subsidiaries.

Michael A. Conway, 51            1990       Mr.  Conway  was  Vice  President of
Senior Vice President and                   Combined Insurance from 1980 to
Senior Investment Officer                   1984. Following other employment,
                                            Mr. Conway rejoined the Registrant
                                            in 1990 as Senior Vice President of
                                            Combined Insurance and was elected
                                            to his current position in 1991. He
                                            also serves as Director or Officer
                                            of certain of the Registrant's
                                            subsidiaries.

Michael D. O'Halleran, 48        1987       Mr. O'Halleran was appointed
President and Chief Operating               President and Chief Operating
Officer of Aon Group, Inc.                  Officer of Aon Group, Inc. in 1995.
                                            Prior thereto, since joining the
                                            Registrant in 1987, he held a
                                            variety of senior positions in the
                                            Registrant's insurance and
                                            reinsurance brokerage operations. He
                                            also serves as a Director or Officer
                                            of certain of the Registrant's
                                            subsidiaries.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

      The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York, Chicago and London stock exchanges. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data on page 53 of the Annual Report.

      The Registrant had approximately 13,300 holders of record of its Common Shares as of February 24, 1999.

      The Registrant hereby incorporates by reference note 8 of the Notes to Consolidated Financial Statements on pages 43 and 44 of the Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA.

      The Registrant hereby incorporates by reference the "Selected Financial Data" table on page 52 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Registrant hereby incorporates by reference "Financial and Operations Highlights - Management's Discussion and Analysis" on pages 14 through 30 and "Information Concerning Forward-Looking Statements" on the inside back cover of the Annual Report.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Registrant hereby incorporates by reference "Market Risk Exposure" on page 29 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Registrant hereby incorporates by reference the following statements, notes and data from the Annual Report.
                                                                      Page(s)
                                                                      -------
            Consolidated Financial Statements ......................  31 - 35
            Notes to  Consolidated  Financial  Statements ..........  36 - 50
            Report of Ernst & Young LLP, Independent Auditors ......     51
            Quarterly  Financial  Data .............................     53


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Registrant hereby incorporates by reference the information on pages 3 and 7 of the Proxy Statement For Annual Meeting of the Stockholders on April 16, 1999, of the Registrant ("Proxy Statement") concerning the following Directors of the Registrant, each of whom also serves as an executive officer of the Registrant as defined in Rule 16a-1(f): Patrick G. Ryan and Raymond I. Skilling. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. The Registrant also hereby incorporates by reference the information on pages 10 through 12 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

      The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 1998 Fiscal Year" and "Pension Plan Table" on pages 14 through 16 of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The Registrant hereby incorporates by reference the share ownership data contained on pages 2, 9 and 10 of the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The Registrant hereby incorporates by reference the information under the heading "Transactions With Management" on page 21 of the Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) and (2). The Registrant has incorporated by reference from the Annual Report (see Item 8) the following consolidated financial statements of the Registrant and subsidiaries:

                                                                         Annual
                                                                         Report
                                                                         Page(s)
                                                                         -------

Consolidated Statements of Income - Years Ended December 31, 1998,
     1997 and 1996                                                         31

Consolidated Statements of Financial Position - As of December 31,
     1998 and 1997                                                        32-33

Consolidated Statements of Stockholders' Equity - Years Ended
     December 31, 1998, 1997 and 1996                                      34

Consolidated Statements of Cash Flows - Years Ended December 31,
     1998, 1997 and 1996                                                   35

Notes to Consolidated Financial Statements                                36-50

Report of Ernst & Young LLP, Independent Auditors                          51

Financial statement schedules of the Registrant and consolidated subsidiaries not included in the Annual Report but filed herewith:

          Consolidated Financial Statement Schedules -

--------------------------------------------------------------------------------

                                                                        Schedule
                                                                        --------
     Condensed Financial Information of Registrant                          I
     Valuation and Qualifying Accounts                                     II

All other schedules for Aon Corporation and Subsidiaries have been omitted since the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the respective financial statements or notes thereto. The following supplementary schedules have been provided for Aon Corporation and Subsidiaries as they relate to the insurance underwriting operations:


                                                                        Schedule
                                                                        --------
     Summary of Investments Other than Investments in Related Parties     II.1
     Reinsurance                                                          II.2


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

      (e) Resolutions establishing terms of 6.875% Notes Due 1999 and 7.40% Notes Due 2002 - incorporated by reference to Exhibits 4(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

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

      (m) Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.- incorporated by reference to Exhibit 4.11 of the Capital Securities Registration.

      (n) Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.- incorporated by reference to Exhibit 4.12 of the Capital Securities Registration.

      (o) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

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

      (w) Annual Report to Stockholders of the Registrant for the year ended December 31, 1998 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

      (x)   List of Subsidiaries of the Registrant.

      (y) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of its report included in the 1998 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037, 333-21237, 333-50607 and
            333-55773.

      (z) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1998 - to be filed by amendment as provided in Rule 15d- 21(b).

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

      (af) First Amendment to Agreement and Plan of Merger, dated as of January 7, 1997, among the Registrant, Purchaser and A&A incorporated by reference to Exhibit (c)(3) to the Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

(b) Reports on Form 8-K.

            The Registrant filed no Current Reports on Form 8-K during the last quarter of the Registrant's year ended December 31, 1998.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1999.

                                                Aon Corporation



                                                By:/s/ PATRICK G. RYAN
                                                   -----------------------------
                                                   Patrick G. Ryan,
                                                   Chairman, President
                                                   and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                          Date
         ---------                    -----                          ----

  /s/ PATRICK G. RYAN          Chairman, President, Chief         March 24, 1999
--------------------------     Executive Officer and Director
      Patrick G. Ryan          (Principal Executive Officer)



 /s/ DANIEL T. CARROLL                Director                    March 24, 1999
----------------------------
     Daniel T. Carroll


    /s/FRANKLIN A. COLE               Director                    March 24, 1999
----------------------------
       Franklin A. Cole


   /s/EDGAR D. JANNOTTA               Director                    March 24, 1999
----------------------------
      Edgar D. Jannotta


   /s/PERRY J. LEWIS                  Director                    March 24, 1999
----------------------------
      Perry J. Lewis


   /s/ANDREW J. McKENNA               Director                    March 24, 1999
----------------------------
     Andrew J. McKenna


    /s/NEWTON N. MINOW                Director                    March 24, 1999
----------------------------
      Newton N. Minow


  /s/RICHARD C. NOTEBAERT             Director                    March 24, 1999
----------------------------
   Richard C. Notebaert

         Signature                    Title                          Date
         ---------                    -----                          ----


   /s/DONALD S. PERKINS              Director                     March 24, 1999
----------------------------
     Donald S. Perkins


  /s/JOHN W. ROGERS, JR.             Director                     March 24, 1999
----------------------------
    John W. Rogers, Jr.


   /s/GEORGE A. SCHAEFER             Director                     March 24, 1999
----------------------------
    George A. Schaefer


  /s/RAYMOND I. SKILLING             Director                     March 24, 1999
----------------------------
    Raymond I. Skilling


     /s/FRED L. TURNER               Director                     March 24, 1999
----------------------------
      Fred L. Turner


    /s/ARNOLD R. WEBER               Director                     March 24, 1999
----------------------------
      Arnold R. Weber


     /s/CAROLYN Y. WOO               Director                     March 24, 1999
----------------------------
      Carolyn Y. Woo


    /s/HARVEY N. MEDVIN         Executive Vice President          March 24, 1999
----------------------------   and Chief Financial Officer
     Harvey N. Medvin           (Principal Financial and
                                   Accounting Officer)

                                                                      SCHEDULE I

                                 Aon Corporation
                                (Parent Company)
                    CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                             As of December 31
                                                       ---------------------------
 (millions)                                                1998            1997
                                                       -----------     -----------
 ASSETS
       Investments in subsidiaries ...................  $ 5,305.4       $ 4,667.8
       Notes receivable - subsidiaries ...............      239.0           745.3
       Cash and cash equivalents .....................        5.5             9.5
       Other assets ..................................       46.1           166.2
                                                       -----------     -----------
            TOTAL ASSETS .............................  $ 5,596.0       $ 5,588.8
                                                       ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

       LIABILITIES
       Short-term borrowings .........................  $   436.2       $   764.2
       6.3% long-term debt securities ................       99.8            99.8
       7.4% long-term debt securities ................       99.9            99.9
       6.875% long-term debt securities ..............      100.0            99.9
       6.7% long-term debt securities ................      149.8           149.7
       Subordinated debt .............................      800.0           800.0
       Notes payable - subsidiaries ..................      588.1           488.8
       Notes payable - other .........................       70.0            70.0
       Debt guarantee of employee stock ownership plan       17.5            33.1
       Accrued expenses and other liabilities ........      168.0           111.3
                                                       -----------     -----------
            Total Liabilities ........................    2,529.3         2,716.7
                                                       -----------     -----------

       Redeemable Preferred Stock ....................       50.0            50.0

       STOCKHOLDERS' EQUITY .......................
       Common stock ..................................      171.5           171.5
       Paid-in additional capital ....................      450.4           377.0
       Accumulated other comprehensive income (loss) .     (116.1)          103.4
       Retained earnings .............................    2,782.0         2,463.4
       Less treasury stock at cost ...................      (58.5)          (93.2)
       Less deferred compensation ....................     (212.6)         (200.0)
                                                       -----------     -----------
            Total Stockholders' Equity ...............    3,016.7         2,822.1
                                                       -----------     -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 5,596.0       $ 5,588.8
                                                       ===========     ===========

See notes to condensed financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)

                                 Aon Corporation
                                (Parent Company)
                         CONDENSED STATEMENTS OF INCOME


                                                              Years ended December 31
                                                         ----------------------------------
(millions)                                                  1998         1997        1996
                                                         ---------   ----------  ----------
 REVENUE
       Dividends from subsidiaries ...................   $  351.2     $  179.6   $ 1,026.6
       Other investment income .......................       68.5         51.8        33.1
                                                         ----------------------------------
            TOTAL REVENUE ............................      419.7        231.4     1,059.7
                                                         ----------------------------------

 EXPENSES
       Operating and administrative ..................       20.0          6.3         5.7
       Interest - subsidiaries .......................       94.2         85.3        20.6
       Interest - other ..............................       75.6         61.7        43.2
                                                         ----------------------------------
            TOTAL EXPENSES (1) .......................      189.8        153.3        69.5
                                                         ----------------------------------


 INCOME BEFORE INCOME TAXES AND EQUITY IN
       UNDISTRIBUTED INCOME OF SUBSIDIARIES ..........      229.9         78.1       990.2

 Income tax benefit ..................................       53.9         43.0         3.6
                                                         ----------------------------------
                                                            283.8        121.1       993.8

 EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES ......      256.7        177.7      (658.6)
                                                         ----------------------------------

       NET INCOME ....................................   $  540.5     $  298.8   $   335.2
                                                         ==================================

See notes to condensed financial statements.

(1) Interest expense - other allocated to discontinued operations was $5 million for the year ended December 31, 1996.

                                                                      SCHEDULE I
                                                                     (Continued)

                                 Aon Corporation
                                (Parent Company)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                Years Ended December 31
                                                            -------------------------------
 (millions)                                                    1998       1997       1996
                                                            ---------  ---------  ---------
 CASH FLOWS FROM OPERATING ACTIVITIES ....................  $  445.5   $  124.3   $1,016.9


 CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in subsidiaries .........................     (93.3)  (1,354.8)    (319.3)
     Notes receivables from subsidiaries .................     (16.3)    (135.2)     (10.8)
                                                            ---------  ---------  ---------
          Cash Used by Investing Activities ..............    (109.6)  (1,490.0)    (330.1)
                                                            ---------  ---------  ---------


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Treasury stock transactions - net ...................     (18.4)      21.4      (40.1)
     Issuance (repayment) of short-term borrowings - net .    (328.1)     541.7     (139.2)
     Issuance of  company-obligated mandatorily redeemable
          preferred capital securities of subsidiary trust         -      800.0          -
     Issuance (repayment) of notes payable and long-term
          debt - net .....................................     200.3      113.5     (105.6)
     Retirement of preferred stock .......................         -     (136.2)     (14.2)
     Cash dividends to stockholders ......................    (193.7)    (182.1)    (172.9)
                                                            ---------  ---------  ---------
          CASH PROVIDED (USED) BY FINANCING ACTIVITIES ...    (339.9)   1,158.3     (472.0)
                                                            ---------  ---------  ---------


 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      (4.0)    (207.4)     214.8
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..........       9.5      216.9        2.1
                                                            ---------  ---------  ---------
 CASH AND CASH EQUIVALENTS AT END OF YEAR ................  $    5.5   $    9.5   $  216.9
                                                            =========  =========  =========

See notes to condensed financial statements.

                                                                      SCHEDULE I
                                                                     (Continued)

                                 Aon Corporation
                                (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



(1) See notes to consolidated financial statements incorporated by reference from the Annual Report. Certain amounts in prior years' Condensed Statements of Income have been reclassified to conform to the 1998 presentation.

(2) Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $292 million may be subject to approval by regulatory authorities.

(3)   Subsidiary Guarantees
      ---------------------
      In 1998, Aon guaranteed a committed bank credit facility under which certain European subsidiaries can borrow up to EUR 400 million ($470 million). At December 31, 1998, loans of EUR 348 million ($408 million) were outstanding under this facility.

      Aon Financial Products, Inc. ("AFP"), an investment banking affiliate of Aon Corporation ("Aon"), manages an $80 million investment portfolio held in a collateral trust at Citibank related to catastrophe reinsurance notes issued by Pacific Re, Ltd., a Cayman Islands based reinsurance company. AFP is obligated to produce specified investment returns for the portfolio and to back the losses produced in the portfolio. Aon Corporation has unconditionally guaranteed the obligations of Aon Financial Products.

(4) During 1998, Aon Corporation (Parent Company) reclassified $523 million of notes receivables-subsidiaries to investments in subsidiaries related to its brokerage operations.

(5)   Subsequent Event
      ----------------
      On March 19, 1999, Aon's directors approved a three-for-two stock split, payable on May 17, 1999 in the form of a stock dividend of one common share for every two shares held, to stockholders of record as of the close of business on May 4, 1999. Because the stock split was approved subsequent to the distribution of Aon's 1998 Annual Report to Stockholders, references to common stock and earnings per share data in the Annual Report to Stockholders and in this Annual Report on Form 10-K have not been retroactively adjusted. Retroactively adjusting such information to give effect to the stock split for 1998, 1997 and 1996, respectively, would result in dilutive net income per share of $2.07, $1.12, and $1.27, basic net income per share of $2.11, $1.14 and $1.29 and dividends per share of $0.73, $0.68 and $0.63.

                                                                     SCHEDULE II


                                                   Aon CORPORATION
                                          VALUATION AND QUALIFYING ACCOUNTS
                                    Years Ended December 31, 1998, 1997, and 1996


 (millions)                                                                  Additions
                                                                      -----------------------
                                                                                   Charged/
                                                           Balance at  Charged to  (credited)               Balance
                                                           beginning   cost and    to other     Deductions   at end
 Description                                               of year     expenses    accounts       (1)       of year
--------------------------------------------------------------------  ----------  -----------  ----------  ----------
 YEAR ENDED DECEMBER 31, 1998
 ----------------------------
   Reserve for losses (3)
   (deducted from mortgage loans on real estate)             $  0.3      $    -      $  (0.1)    $     -      $  0.2

   Reserve for losses (3)
   (deducted from other long-term investments)                  8.7           -          0.5           -         9.2

   Allowance for doubtful accounts (4)
   (deducted from insurance brokerage and consulting
     receivables)                                              81.5        20.5         (5.1)       (3.4)       93.5

   Allowance for doubtful accounts
   (deducted from premiums and other)                           5.0         0.4          0.1           -         5.5

 YEAR ENDED DECEMBER 31, 1997
 ----------------------------
   Reserve for losses (3)
   (deducted from mortgage loans on real estate)             $  0.7      $    -      $  (0.4)    $     -      $  0.3

   Reserve for losses (3)
   (deducted from other long-term investments)                  5.2           -          3.5           -         8.7

   Allowance for doubtful accounts (4)
   (deducted from insurance brokerage and consulting
     receivables)                                              59.9         9.3         26.7       (14.4)       81.5

   Allowance for doubtful accounts
   (deducted from premiums and other)                           3.1         2.2            -        (0.3)        5.0


 YEAR ENDED DECEMBER 31, 1996
 ----------------------------
   Reserve for losses (2)
   (deducted from mortgage loans on real estate)             $ 25.6      $    -      $ (24.9)    $     -      $  0.7

   Reserve for losses
   (deducted from other long-term investments)                  5.2           -            -           -         5.2

   Allowance for doubtful accounts (4)
   (deducted from insurance brokerage and consulting
     receivables)                                              47.4         9.5         13.4       (10.4)       59.9

   Allowance for doubtful accounts (2)
   (deducted from premiums and other)                           3.9         2.1         (2.9)          -         3.1

(1)   Amounts deemed to be uncollectible.
(2) Amounts shown in additions credited to other accounts primarily represent reductions due to sale of discontinued operations.
(3) Amounts shown in additions charged/(credited) to other accounts represent income (losses) on disposals.
(4) Amounts shown in additions charged/(credited) to other accounts represent reserves related to acquired business.

                                                                  SCHEDULE  II.1


                              Aon Corporation and Subsidiaries
                            CONSOLIDATED SUMMARY OF INVESTMENTS -
                          OTHER THAN INVESTMENTS IN RELATED PARTIES
                                   AS OF DECEMBER 31, 1998

                                                                              Amount shown
                                                                              in Statement
                                                   Amortized       Fair       of Financial
 (millions)                                        Cost or Cost    Value       Position
                                                  ------------  -----------  -------------
 FIXED MATURITIES - AVAILABLE FOR SALE:
     U.S. government and agencies ................  $    95.5     $   101.0     $   101.0
     States and political subdivisions ...........      485.2         517.4         517.4
     Debt securities of foreign governments
          not classified as loans ................      740.1         801.2         801.2
     Corporate securities ........................    1,534.0       1,539.0       1,539.0
     Public utilities ............................       62.0          64.8          64.8
     Mortgage-backed securities ..................       25.0          26.0          26.0
     Other fixed maturities ......................       53.3          53.5          53.5
                                                   -----------   -----------   -----------
          Total fixed maturities .................    2,995.1       3,102.9       3,102.9
                                                   -----------   -----------   -----------

 EQUITY SECURITIES - AVAILABLE FOR SALE:
     Common stocks:
         Banks, trusts, and insurance companies ..      238.4         266.9         266.9
         Industrial, miscellaneous, and all other       112.3         102.0         102.0
     Non-redeemable preferred stocks .............      404.9         398.8         398.8
                                                   -----------   -----------   -----------
          Total equity securities ................      755.6         767.7         767.7
                                                   -----------   -----------   -----------

 Mortgage loans on real estate ...................        9.3  *                      9.1  *
 Real estate - net of depreciation ...............       10.9  *                     10.9  *
 Policy loans ....................................       58.7  *                     58.7  *
 Other long-term investments .....................      290.5  *                    281.3  *
 Short-term investments ..........................    2,221.3                     2,221.3
                                                   -----------                 -----------
          TOTAL INVESTMENTS ......................  $ 6,341.4                   $ 6,451.9
                                                   ===========                 ===========

* These investment categories are combined and are shown as other investments in the Statement of Financial Position. Differences between amortized cost and amounts shown in the Statement of Financial Position for investments other than fixed maturities and equity securities result from certain valuation allowances.

                                                                  SCHEDULE  II.2

                                              Aon Corporation and Subsidiaries
                                                        REINSURANCE


                                                                 Year Ended December 31, 1998
                                         -----------------------------------------------------------------------------------
                                                             Ceded to          Assumed                       Percentage of
                                                               other         from other                          amount
 (millions)                               Gross amount       companies        companies        Net amount    assumed to net
                                         -----------------------------------------------------------------------------------
 LIFE INSURANCE IN FORCE (1) ...........    $ 10,653.0        $  9,813.0       $  5,509.9       $  6,349.9            86.8%
                                           ===========       ===========      ===========      ===========       ==========

 PREMIUMS AND POLICY FEES
  Life Insurance .......................    $    235.1        $    103.5       $      7.2       $    138.8             5.2%
  A&H Insurance ........................       1,133.7             235.0             46.4            945.1             4.9%
  Specialty Property & Casualty (2) ....         734.6             241.0             95.6            589.2            16.2%
                                           ------------      ------------     -----------      -----------       ----------
    TOTAL PREMIUMS AND POLICY FEES (3) .    $  2,103.4        $    579.5       $    149.2       $  1,673.1             8.9%
                                           ============      ============     ===========      ===========       ==========




                                                                 Year Ended December 31, 1997
                                        ------------------------------------------------------------------------------------
                                                             Ceded to          Assumed                       Percentage of
                                                               other         from other                          amount
 (millions)                               Gross amount       companies        companies        Net amount    assumed to net
                                         -----------------------------------------------------------------------------------

 LIFE INSURANCE IN FORCE (1) ...........    $ 10,437.8        $ 12,514.9       $  8,822.7       $  6,745.6           130.8%
                                           ============      ============     ===========      ===========       ==========

 PREMIUMS AND POLICY FEES
  Life Insurance .......................    $    214.0        $    153.5       $     85.8       $    146.3            58.6%
  A&H Insurance ........................       1,072.7             277.7            139.7            934.7            14.9%
  Specialty Property & Casualty (2) ....         634.2             178.3             72.0            527.9            13.6%
                                           ------------      ------------     -----------      -----------       ----------
    TOTAL PREMIUMS AND POLICY FEES (3) .    $  1,920.9        $    609.5       $    297.5       $  1,608.9            18.5%
                                           ============      ============     ===========      ===========       ==========




                                                                 Year Ended December 31, 1996
                                         -----------------------------------------------------------------------------------
                                                             Ceded to          Assumed                       Percentage of
                                                               other         from other                          amount
 (millions)                               Gross amount       companies        companies        Net amount    assumed to net
                                         -----------------------------------------------------------------------------------

 LIFE INSURANCE IN FORCE (1) ...........    $ 10,996.7        $ 12,749.8       $ 10,304.1       $  8,551.0           120.5%
                                           ============      ===========      ===========      ===========       ==========

 PREMIUMS AND POLICY FEES
  Life Insurance .......................    $    206.5        $    133.0       $     87.7       $    161.2            54.4%
  A&H Insurance ........................       1,045.3             213.9            112.7            944.1            11.9%
  Specialty Property & Casualty (2) ....         490.3             160.8             91.9            421.4            21.8%
                                           ------------      -----------      -----------      -----------       ----------
    TOTAL PREMIUMS AND POLICY FEES (3) .    $  1,742.1        $    507.7       $    292.3       $  1,526.7            19.1%
                                           ============      ===========      ===========      ===========       ==========

(1)   Includes credit life insurance.
(2) Includes mechanical repair insurance sold through automobile dealers, appliance warranty insurance and property liability insurance.
(3) Insurance underwriting premiums written, net of reinsurance ceded, were $1,667.6 million, $1,596.2 million and $1,581.6 million for the years ended December 31, 1998, 1997, and 1996, respectively.

                         Cross Reference Sheet, Pursuant
                           to General Instruction G(4)


ITEM IN FORM 10-K                            INCORPORATED BY REFERENCE TO
-----------------                            ----------------------------

PART I

Item 1.  Business                            Annual Report to Stockholders of
                                             the Registrant for the Year 1998
                                             ("Annual Report") pages 6 through
                                             12, 17 through 23 and 40.

Item 3.  Legal Proceedings                   Annual Report page 50 (note 12 of
                                             Notes to Consolidated Financial
                                             Statements).
PART II

Item 5.  Market for the  Registrant's        Annual Report pages 43 and 44 (note
         Common Stock and Related Security   8 of Notes to Consolidated
         Holder Matters                      Financial Statements) and page 53
                                             ("Dividends paid per share"  and
                                             "Price range").

Item 6.  Selected Financial Data             Annual Report page 52.

Item 7.  Management's Discussion and         Annual  Report  pages 14 through 30
         Analysis of Financial Condition     and inside back cover ("Information
         and Results of Operations           Concerning Forward-Looking
                                             Statements").


Item 7A. Quantitative and Qualitative        Annual Report page 29 ("Market Risk
         Disclosures about Market Risk       Exposure").

Item 8.  Financial Statements and            Annual  Report  pages 31 through 51
         Supplementary Data                  and 53.


PART III

Item 10. Directors and Executive             Proxy Statement For Annual  Meeting
         Officers of the Registrant          of Stockholders on April 16, 1999
                                             of the Registrant ("Proxy
                                             Statement") pages 3, 7, and 10
                                             through 12.

Item 11. Executive Compensation              Proxy Statement pages 14 through
                                             16.

Item 12. Security Ownership of               Proxy Statement pages 2, 9 and 10.
         Certain Beneficial
         Owners and Management

Item 13. Certain Relationships and           Proxy Statement page 21
         Related Transactions                ("Transactions With Management").

PART IV

Item 14. Exhibits, Financial Statement       Annual Report pages 31 through 51.
         Schedules, And Reports on
         Form 8-K

                                  EXHIBIT INDEX

Exhibit Number                                                    Page Number of
Regulation                                                        Sequentially
S-K, Item 601                                                     Numbered Copy
-------------                                                     -------------

(3)   Articles of incorporation and bylaws:

      (a)   Second  Restated Certificate   of  Incorporation of  the
            Registrant - incorporated by reference to Exhibit 3(a) to the 1991 Form 10-K.

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

      (a)   Aon  Stock Option Plan (as amended and  restated  through
            1997) incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").

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

                                  EXHIBIT INDEX

Exhibit Number                                                    Page Number of
Regulation                                                        Sequentially
S-K, Item 601                                                     Numbered Copy
-------------                                                     -------------

      (d)   Aon  Stock  Award Plan (as amended and  restated  through
            1997) incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.

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

                                  EXHIBIT INDEX

Exhibit Number                                                    Page Number of
Regulation                                                        Sequentially
S-K, Item 601                                                     Numbered Copy
-------------                                                     -------------

      (n) Agreement and Plan of Merger among the Registrant, Purchaser and A&A dated as of December 11, 1996 - incorporated by reference to Exhibit (c) (1) to the Registrant's Schedule 14D-1 filed with the SEC on December 16, 1996.

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

(13) Annual Report to Stockholders of the Registrant for the year ended December 31, 1998.

(21)  List of subsidiaries of the Registrant.


(23) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of their report included in the 1998 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037,
      333-21237, 333-50607 and 333-55773.

(99) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1998 - to be filed by amendment as provided in Rule 15d-21(b).