Form 10-Q
period 1999-03-31
AON CORP
filed 1999-05-14
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            -       OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

               (312) 701-3000
               --------------
       (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

Number of shares of common stock outstanding:

                                                           No. Outstanding
                    Class                                   as of 3-31-99
                    -----                                   -------------
           $1.00 par value Common                            256,153,605
 (Adjusted to reflect a three-for-two stock split
   payable May 17, 1999 to stockholders of
            record on May 4, 1999)

                                     Part 1
                              Financial Information
                                 Aon CORPORATION
             Condensed Consolidated Statements of Financial Position



 (millions)                                          AS OF           AS OF
                                                MARCH 31, 1999   DEC. 31, 1998
                                               -------------------------------
 ASSETS                                         (UNAUDITED)

 INVESTMENTS
   Fixed maturities at fair value                  $  2,790        $  3,103
   Equity securities at fair value                      708             768
   Short-term investments                             2,481           2,221
   Other investments                                    411             360
                                                 -----------------------------
     TOTAL INVESTMENTS                                6,390           6,452


 CASH                                                   927             723

 RECEIVABLES
   Insurance brokerage and consulting
        services                                      5,927           5,423
   Premiums and other                                 1,125           1,120
   Accrued investment income                             61              63
                                                 -----------------------------
     TOTAL RECEIVABLES                                7,113           6,606


 Intangible assets                                    3,594           3,500

 Other assets                                         2,460           2,407

                                                 -----------------------------
     Total Assets                                  $ 20,484        $ 19,688
                                                 =============================


                                                     AS OF           AS OF
                                                MARCH 31, 1999   DEC. 31, 1998
                                               -------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY           (UNAUDITED)

 Insurance Premiums Payable                        $  7,470        $  6,948

 Policy Liabilities
   Future policy benefits                               997             986
   Policy and contract claims                           765             779
   Unearned and advance premiums                      1,766           1,797
   Other policyholder funds                           1,300           1,261
                                                 -----------------------------
     Total policy liabilities                         4,828           4,823

 General Liabilities
   General expenses                                   1,383           1,259
   Short-term borrowings                                929             844
   Notes payable                                        576             580
   Other liabilities                                  1,561           1,367
                                                 -----------------------------
     Total Liabilities                               16,747          15,821


 Commitments and Contingent Liabilities

 Redeemable Preferred Stock                              50              50

 Company-Obligated Mandatorily Redeemable
   Preferred Capital Securities of Subsidiary
   Trust holding solely the Company's Junior
   Subordinated Debentures                              800             800


 Stockholders' Equity
   Common stock - $1 par value                          258             172
   Paid-in additional capital                           451             450
   Accumulated other comprehensive loss                (245)           (116)
   Retained earnings                                  2,726           2,782
   Less - Treasury stock at cost                        (55)            (58)
          Deferred compensation                        (248)           (213)
                                                 -----------------------------
     Total Stockholders' Equity                       2,887           3,017

                                                 -----------------------------
     Total Liabilities and Stockholders' Equity    $ 20,484        $ 19,688
                                                 =============================

See the accompanying notes to the condensed consolidated financial statements.

                                                     Aon Corporation
                                       Condensed Consolidated Statements of Income
                                                       (Unaudited)

                                                                                            First Quarter Ended
                                                                                   --------------------------------------
 (millions except per share data)                                                     March 31, 1999      March 31, 1998
                                                                                   ------------------  ------------------
 REVENUE
    Brokerage commissions and fees                                                           $ 1,112             $   996
    Premiums and other                                                                           437                 417
    Investment income                                                                            150                 149
                                                                                             --------            --------
       Total revenue                                                                           1,699               1,562
                                                                                             --------            --------

 EXPENSES
    General expenses                                                                           1,309               1,048
    Benefits to policyholders                                                                    239                 226
    Interest expense                                                                              21                  20
    Amortization of intangible assets                                                             34                  30
                                                                                             --------            --------
       Total expenses                                                                          1,603               1,324
                                                                                             --------            --------

 INCOME BEFORE INCOME TAX AND MINORITY INTEREST                                                   96                 238
    Provision for income tax                                                                      36                  89
                                                                                             --------            --------
 INCOME BEFORE MINORITY INTEREST                                                                  60                 149
    Minority interest - 8.205% trust preferred capital securities                                (10)                (10)
                                                                                             --------            --------
 NET INCOME                                                                                  $    50             $   139
                                                                                             ========            ========
    Preferred stock dividends                                                                     (1)                 (1)
                                                                                             --------            --------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                                                $    49             $   138
                                                                                             ========            ========

 NET INCOME PER SHARE (1):
    Basic net income per share                                                               $  0.19             $  0.55
                                                                                             ========            ========
    Dilutive net income per share                                                            $  0.19             $  0.53
                                                                                             ========            ========
 Cash dividends paid on common stock (1)                                                     $  0.19             $  0.17
                                                                                             ========            ========

 Dilutive average common and common equivalent shares outstanding (1)                          261.8               257.1
                                                                                             --------            --------


(1)   Reflects the three-for-two stock split effective May 4, 1999.

  See the accompanying notes to the condensed consolidated financial statements.

                                 Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      First Quarter Ended
                                                                              --------------------------------------
                                                                                 March 31,            March 31,
 (millions)                                                                        1999                 1998
                                                                              -----------------   ------------------

 CASH PROVIDED BY OPERATING ACTIVITIES ..................................             $   263              $   256

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments
        Fixed maturities
            Maturities ..................................................                  14                   27
            Calls and prepayments .......................................                  49                   18
            Sales .......................................................                 601                1,310
        Equity securities ...............................................                 176                1,101
        Other investments ...............................................                  22                   33
   Purchase of investments ..............................................
        Fixed maturities ................................................                (387)              (1,233)
        Equity securities ...............................................                (181)              (1,011)
        Other investments ...............................................                 (44)                 (40)
  Purchase of short-term investments - net ..............................                (258)                (431)
  Acquisition of subsidiaries ...........................................                (102)                 (96)
  Property and equipment and other ......................................                 (41)                 (43)
                                                                                      --------             --------
            CASH USED BY INVESTING ACTIVITIES ...........................                (151)                (365)
                                                                                      --------             --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Treasury stock transactions - net ...................................                  (1)                  12
    Issuance (repayment) of short-term borrowings - net .................                 125                  (89)
    Repayment of long-term debt .........................................                  (5)                 (19)
    Interest sensitive life, annuity and investment contracts ...........
        Deposits ........................................................                 103                  187
        Withdrawals .....................................................                 (81)                 (18)
    Cash dividends to stockholders ......................................                 (48)                 (44)
                                                                                      --------             --------
            CASH PROVIDED BY FINANCING ACTIVITIES .......................                  93                   29
                                                                                      --------             --------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................                  (1)                   5
 INCREASE (DECREASE) IN CASH ............................................                 204                  (75)
 CASH AT BEGINNING OF PERIOD ............................................                 723                1,085
                                                                                      ========             ========
 CASH AT END OF PERIOD ..................................................             $   927              $ 1,010
                                                                                      ========             ========


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

      Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 1998 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

      Certain prior period amounts have been reclassified to conform to the current period presentation.


2.    Stock Split
      -----------

      On March 19, 1999, Aon's board of directors authorized a three-for-two stock split, payable in the form of a stock dividend of one share payable for every two shares held, of Aon's $1.00 par value common stock, with approximately 86 million shares payable on May 17, 1999 to stockholders of record on May 4, 1999. The stock split has been retroactively reflected in the March 31, 1999 condensed consolidated statement of financial position, (but not the December 31, 1998), by increasing common stock and decreasing additional paid-in-capital by $86 million. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.


3.    Comprehensive Income
      --------------------

      Comprehensive income is computed in accordance with Financial Accounting Standards Board (FASB) Statement No. 130 (Reporting Comprehensive Income) and is calculated as follows:

      The components of comprehensive income (loss), net of related tax, for the first quarter ended March 31, 1999 and 1998 are as follows:

            (millions)                                  1999           1998
                                                       ------         ------

            Net income                                 $   50         $  139
            Net unrealized investment losses              (63)            (7)
            Net foreign exchange gains (losses)           (66)             2
                                                       -------        -------
            Comprehensive income (loss)                $  (79)        $  134
                                                       =======        =======

      The components of accumulated other comprehensive loss, net of related tax, at March 31, 1999 and December 31, 1998, are as follows:

            (millions)                                  1999           1998
                                                       ------         ------

            Net unrealized investment gains            $   15         $   78
            Net foreign exchange losses                  (164)           (98)
            Net  minimum pension liability
               adjustment                                 (96)           (96)
                                                       -------        -------
            Accumulated other comprehensive loss       $ (245)        $ (116)
                                                       =======        =======


4.    Business Segments
      -----------------

      In fourth quarter 1998, Aon adopted Financial  Accounting  Standards Board
      (FASB) Statement No. 131 (Disclosure about Segments of an Enterprise and Related Information). Beginning in 1999, all prior period segment information is restated to conform to the current period presentation. Aon classifies its businesses into three major operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting; and into one non-operating segment, Corporate and Other.

      All intercompany revenues and expenses are eliminated in computing consolidated revenues and income before income tax.

      In accordance with the interim period reporting requirements of Statement No. 131, the segment information located in the tables on pages 11 through 13 is incorporated herein by reference.

      Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements.


5.    Capital Stock
      -------------

      During first quarter 1999, Aon reissued 798,500 shares of common stock from treasury for employee benefit plans and 333,500 shares in connection with the employee stock purchase plan. Aon purchased 665,500 shares of its common stock at a total cost of $27.2 million during first quarter 1999. There were 1.8 million shares of common stock held in treasury at March 31, 1999.



6.    Capital Securities
      ------------------

      In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.

7.    Special Charges
      ---------------

      In first quarter 1999, Aon recorded special charges of $163 million ($102 million after tax or $0.39 per share), including provisions for restructuring and pension misselling. These charges are included in general expenses in the condensed consolidated statements of income.

      Total severance and related pension expenses, involving 900 positions, were $99 million. Of the $99 million, approximately $32 million represents benefits related to pension plans and is included in Aon's total pension liability. Workforce reductions are related to a voluntary early retirement plan for employees of Aon's U.S. and Canadian operating subsidiaries, as well as the consolidation of Aon's European insurance brokerage and other services operations, primarily in the United Kingdom. As of March 31, 1999, approximately $20 million has been paid related to 650 employees terminated. The remaining payments on these terminations and the remaining terminations plan to be paid within one year.

      In the consulting segment, special charges of approximately $43 million were recorded to reflect Aon's ability to clarify and quantify, in the first quarter 1999, amounts required to make redress payments to customers who purchased private pension plans in the United Kingdom several years ago. These amounts are anticipated to be paid primarily over the next two years. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, equity markets, the rate of response to the pension review mailings, the interest rate established quarterly by the U.K. Pension Investment Authority for calculating compensation, and the precise scope, duration, and methodology of the review.

      The  remaining  charges  of  $21   million  primarily  reflect  the  lease
      abandonments  relating  to   the  consolidation  of   worldwide  brokerage
      operations, and other exit activities.


8.    Income Per Share
      ----------------

      Income per share is computed in accordance with FASB Statement No. 128 (Earnings Per Share) and is calculated as follows:

                                                       First Quarter Ended
                                                --------------------------------
           (millions except per share data)     March 31, 1999   March 31, 1998
           ---------------------------------------------------------------------

           Net income                               $    50             $   139
           Redeemable preferred stock dividends           1                   1
                                                    ----------------------------
           Net income  for dilutive and basic       $    49             $   138
                                                    ============================

           Basic shares outstanding                     258                 253
           Common stock equivalents                       4                   4
                                                    ----------------------------
           Dilutive potential common shares             262                 257
           ---------------------------------------------------------------------
           Basic net income per share               $  0.19             $  0.55
           Dilutive net income per share            $  0.19             $  0.53
           =====================================================================

9.    Alexander & Alexander Services Inc. (A&A) Discontinued Operations
      -----------------------------------------------------------------

      A&A discontinued its insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of March 31, 1999, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position and amounted to $148 million. Such liabilities are net of reinsurance recoverables and other assets of $184 million.


10.   Contingencies
      -------------

      Aon and its subsidiaries are subject to numerous claims, tax assessments and lawsuits that arise in the ordinary course of business. The damages that may be claimed are substantial, including in many instances claims for punitive or extraordinary damages. Accruals for these items have been provided to the extent that losses are deemed probable and are estimable.

      In the fourth  quarter of 1998, Aon received an Internal  Revenue  Service
      (IRS) revenue agent's report (RAR) proposing adjustments to the tax of certain Aon subsidiaries for the period 1990 through 1993. In the RAR, the IRS has contended that retro-rated extended warranty contracts do not constitute insurance for tax purposes. Accordingly, the IRS has proposed a deferral of deductions for obligations under those contracts. The effect of such deferral would be to increase the current tax obligations of certain Aon subsidiaries by approximately $74 million, $3 million, $5 million and $12 million (plus interest) in years 1990, 1991, 1992 and 1993, respectively. Aon believes that the IRS's position in the RAR is without merit and inconsistent with numerous previous IRS private letter rulings. Aon has commenced an administrative appeal and intends to contest vigorously such treatment. Aon believes that if the contracts are deemed not to be insurance for tax purposes, they would be recharacterized as such a way that the increased taxes for the years in question would be far less than the proposed assessments. In the same RAR, a number of additional items were identified which would also increase the tax of other Aon subsidiaries for 1990 through 1993. Aon believes that these additional items should be resolved through factual substantiation of certain accounting matters. Aon further believes that the settlement of these issues will not have a material impact on its financial position.


      Although the ultimate outcome of these suits cannot be ascertained and liabilities in indeterminate amounts may be imposed on Aon or its subsidiaries, on the basis of present information, availability of insurance coverages and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the consolidated financial position of Aon.

                                 Aon CORPORATION
                  MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                           AND FINANCIAL CONDITION

                     REVENUE AND INCOME BEFORE INCOME TAX
                            FOR FIRST QUARTER 1999


CONSOLIDATED RESULTS
--------------------

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This quarterly report contains forward-looking statements relating to such matters as future financial performance, the business of Aon and Year 2000. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as changes in worldwide and national economic conditions, fluctuations in foreign currencies, changes in securities and fixed income markets, unpredictability and timing and amounts of returns on private equity holdings, downward commercial property and casualty premium pressures, and the competitive environment. In addition, Aon notes that a variety of factors could cause Aon's actual results and experience relating to compliance with Year 2000 to differ materially from the anticipated results or other expectations expressed in Aon's forward-looking statements concerning Year 2000 issues. These factors include (i) the unanticipated material impact of a system fault of Aon relating to Year 2000, (ii) the failure to successfully remediate, in spite of testing, material systems of Aon, (iii) the time it may take to successfully remediate a failure once it occurs, as well as the resulting costs and loss of revenues, and (iv) the failure of third parties to properly remediate material Year 2000 problems.

GENERAL
-------

Special charges information located in note 7 to the condensed consolidated financial statements is incorporated herein by reference.

Brokerage commissions and fees increased $116 million or 12% in first quarter 1999, primarily reflecting post-first quarter 1998 business combination activity and internal growth.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other increased $20 million or 5% in first quarter 1999, compared with the same period last year. Extended warranty premiums earned increased $11 million or 8% in the quarter, primarily reflecting new business development in the international appliance and electronics warranty lines. Direct sales premiums earned increased 3% reflecting the introduction of several new products, growth in worksite marketing, and geographic expansion. The runoff of North American auto credit business partially offset this growth in premiums earned.

Investment income, which includes related expenses and income on disposals, increased a modest 1% in the first quarter 1999 when compared to prior year. Growth derived from the sales of tax-exempt bonds of approximately $30 million was partially offset by lower levels of income from private equity and other investment holdings in the quarter. Investment income from insurance brokerage and other services, and consulting operations, primarily relating to fiduciary funds, decreased $3 million and $1 million, respectively, in first quarter 1999 compared to first quarter 1998.

Total revenue increased $137 million or 9% in first quarter 1999, primarily attributable to post first quarter 1998 brokerage acquisition activity and internal growth in the operating segments.

Benefits to policyholders increased $13 million or 6% in first quarter 1999. Contributing to this increase was a higher volume of capital accumulation and new extended warranty business. This increase was partially offset by the run-off of auto credit business as planned.

Total expenses increased $279 million or 21% in first quarter 1999 when compared to prior year. The first quarter 1999 increase reflects the inclusion of 1999 pretax special charges. Total expenses, excluding the 1999 special charges, increased 9% for the quarter when compared to 1998. First quarter 1999 expenses increased over prior year primarily due to investments in new business initiatives, technology and product development. Restructuring liabilities for recent acquisitions and 1999 special charges have been reduced by payments as planned.

References to income before income tax are before minority interest related to the issuance of 8.205% mandatorily redeemable preferred capital securities (capital securities).

Income before income tax decreased $142 million or 60% in first quarter 1999 when compared to prior year, primarily due to the inclusion of 1999 special charges. Excluding special charges, income before income tax increased $21 million or 9% in first quarter 1999 when compared to prior year, largely due to growth in the insurance brokerage and other services and consulting segments related to business combination activity in 1999 and 1998 and to internal growth. Total annualized cost savings are projected to be approximately $50 million from the special charges taken in first quarter 1999.


BUSINESS SEGMENTS
-----------------

GENERAL
-------

For purposes of the following business segments discussions, comparisons against 1998 results exclude discontinued operations and special charges. In addition, references to income before income tax exclude minority interest related to the capital securities.

A review of financial performance for each of the four business segments follow.


INSURANCE BROKERAGE AND OTHER SERVICES
--------------------------------------

The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance, specialty and wholesale brokerage operations.

First quarter 1999 Insurance Brokerage and Other Services revenue was $997 million, up 12%. Post-first quarter 1998 acquisitions as well as internal growth accounted for the majority of this revenue growth. Excluding the impact of acquisitions, revenue related to brokerage core businesses grew approximately 5% in a very competitive environment.

---------------------------------------------------------------------------
Insurance Brokerage and Other Services
(millions)          First quarter ended March 31          1999        1998
---------------------------------------------------------------------------
Revenue:
   United States                                      $    483    $    412
   United Kingdom                                          189         185
   Europe                                                  225         177
   Rest of World                                           100         116
---------------------------------------------------------------------------
Total revenue                                         $    997    $    890
---------------------------------------------------------------------------


Income before income tax
   excluding special charges                          $    184    $    168
Special charges                                            119           -
---------------------------------------------------------------------------
Income before income tax                              $     65    $    168
---------------------------------------------------------------------------

U.S. revenue of $483 million in 1999 was up 17% from 1998, while United Kingdom and European revenue of $414 million increased 14% from 1998, primarily due to acquisition activity. Rest of world revenue declined in 1999 primarily due to the impact of foreign exchange rates.

Insurance Brokerage and Other Services segment results were impacted positively by acquisitions, in particular the Le Blanc and AIS acquisitions in second and third quarter 1998, respectively. Retail brokerage results continued to reflect competitive property and casualty pricing. Pretax income, excluding 1999 special charges, grew 10% over 1998, due to both internal growth and to acquisitions. Investments in new initiatives, with little or no immediate revenue growth, also impacted revenue and pretax income results. Pretax margins in this segment declined slightly in 1999, reflecting market-pricing pressures.


CONSULTING
----------

The consulting segment provides a full range of employee benefits, human resources, compensation, and change management services.

In the Consulting segment, first quarter 1999 revenue increased 4% to $156 million. Revenue growth was influenced by acquisition activity and divestitures subsequent to first quarter 1998.

---------------------------------------------------------------------------
Consulting
(millions)         First quarter ended March 31           1999        1998
---------------------------------------------------------------------------
Revenue:
   United States                                      $     91    $     87
   United Kingdom                                           34          31
   Europe                                                   16          13
   Rest of World                                            15          19
---------------------------------------------------------------------------
Total revenue                                         $    156    $    150
---------------------------------------------------------------------------


Income before income tax
     excluding special charges                        $     17    $     15
Special charges                                             44           -
---------------------------------------------------------------------------
Income before income tax                              $    (27)   $     15
---------------------------------------------------------------------------

U.S. revenue of $91 million in 1999 was up 5% from 1998. United Kingdom and European revenue of $50 million increased 14% from 1998. The impact of foreign exchange rates contributed to a $4 million decline in rest of world revenues when compared to prior year.

Pretax income, excluding special charges, increased to $17 million from $15 million in first quarter 1998, a 13% increase.


INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment is comprised of direct sales life and accident and health, warranty, specialty and other insurance products.


------------------------------------------------------------------------
Insurance Underwriting
(millions)         First quarter ended March 31         1999       1998
------------------------------------------------------------------------
Revenue:
   Direct sales                                      $   265   $    258
   Extended warranty                                     173        159
   Specialty and other                                    59         58
------------------------------------------------------------------------
Total revenue                                        $   497   $    475
------------------------------------------------------------------------
Income before income tax                             $    64   $     65
------------------------------------------------------------------------


Revenue was $497 million in first quarter 1999, up 5% from 1998, primarily due to growth in the international electronic and appliance lines. Direct sales continued to expand its product distribution through work-site marketing programs and the introduction of new product initiatives. Auto credit business continues to runoff.


--------------------------------------------------------------------------
Insurance Underwriting
(millions)          First quarter ended March 31        1999         1998
--------------------------------------------------------------------------
Revenue:
   United States                                  $      342  $       337
   United Kingdom                                         82           68
   Europe                                                 30           26
   Rest of World                                          43           44
--------------------------------------------------------------------------
Total revenue                                     $      497  $       475
--------------------------------------------------------------------------

U.S. revenue of $342 million was up 1% in first quarter 1999 principally due to growth in revenues for capital accumulation products. United Kingdom and European revenue of $112 million rose 19%, primarily reflecting a higher volume of new business in the appliance and electronic extended warranty lines. Rest of world revenue was $43 million, down slightly from prior year.

Pretax income was $64 million in first quarter 1999, down slightly from $65 million last year, primarily due to the run-off of auto credit business. Higher expense ratios associated with start-up costs related to new direct sales product initiatives and investments in new product development in the extended warranty lines partially contributed to the modest decline in pretax income results in first quarter 1999. Overall, benefit and expense margins in first quarter 1999 did not suggest any significant shift in operating trends.


CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including income on disposals) which is not otherwise allocated to the operating segments. Corporate operating expenses include administrative and certain information technology costs.

--------------------------------------------------------------------------
Corporate and Other
(millions)            First quarter ended March 31    1999           1998
--------------------------------------------------------------------------
Total revenue                                      $    49        $    47
--------------------------------------------------------------------------
Loss before income tax                             $    (6)       $   (10)
--------------------------------------------------------------------------


Corporate and Other revenue for the first quarter 1999 was $49 million, up $2 million from the first quarter 1998. Lower revenue from private equity investments was more than offset by aprroximately $30 million of gain from disposal of $500 million in tax-exempt bonds.The timing of revenues from private equity investments varies significantly between periods. The goal is long-term yields from private equities which exceed long-term security market rates. The sale of these bonds (and the reinvestment of proceeds in foreign source income securities) was part of a program designed to enable Aon to fully utilize foreign tax credits. The switch from tax-free to taxable bonds will increase Aon's effective tax rate by about a point. The increased yield should allow Aon to maintain after-tax investment results despite higher taxes.

The bonds were sold by Aon's insurance underwriting subsidiaries. However, the gain on the bonds was recorded in Corporate and Other revenue, in keeping with past practice, in order to provide better period to period comparability for the insurance underwriting segment. Dividend and interest income from the securities purchased with those proceeds will be recorded in the insurance underwriting segment.

Corporate and Other expenses for the quarter were $55 million, down $2 million from the same period last year. They are composed of interest expense, goodwill amortization and general expenses. Interest expense and goodwill amortization were up a total of $5 million over the first quarter 1998, reflecting the financing of acquisitions made during the last twelve months. General expenses were down somewhat, in line with expectations.

The Corporate and Other pretax loss was $6 million in the quarter, a $4 million improvement over last year.

                      NET INCOME FOR FIRST QUARTER 1999


References to share data reflect the three-for-two stock split announced on March 19, 1999, payable on May 17, 1999 to stockholders of record as of May 4, 1999. First quarter 1999 net income was $50 million ($0.19 dilutive per share) compared to $139 million ($0.53 dilutive per share) in 1998. First quarter 1999 net income was primarily influenced by after-tax 1999 special charges of $102 million ($0.39 per share) with no comparable amount in first quarter 1998. Basic net income per share, including 1999 special charges, was $0.19 and $0.55 in first quarter 1999 and 1998, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share.

The effective tax rate was 37.5% for both first quarter 1999 and 1998. Dilutive average shares outstanding for first quarter 1999 increased 2% when compared to 1998 primarily due to the reissuance of common shares from treasury for employee benefits.



                       CASH FLOW AND FINANCIAL POSITION
                       AT THE END OF FIRST QUARTER 1999

Cash flows provided by operating activities in first quarter 1999 were $263 million, an increase of $7 million from first quarter 1998. The increase primarily represents growth in the insurance brokerage businesses and is offset in part by the timing of the settlement of brokerage receivables and payables.

Investing activities used cash of $151 million, which was made available from financing and operating activities. Cash of $258 million was used during first quarter 1999 for the purchase of short-term investments. Cash used for acquisition activity during first quarter 1999 was $102 million, primarily reflecting brokerage acquisitions.

Cash totaling $93 million was provided during first quarter 1999 from financing activities. The increase of $64 million from first quarter 1998 is primarily due to the issuance of short-term borrowings for acquisitions. Cash was used to pay dividends of $47 million on common stock and $1 million on redeemable preferred stock during first quarter 1999.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon's liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issues and capital securities. The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for acquisition financing. Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow in the long term.

Due to the contractual nature of its insurance policyholder liabilities which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.8 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (94%) and has a fair value which is 102% of amortized cost.

Total assets increased $796 million to $20.5 billion since year-end 1998. Invested assets at March 31, 1999 decreased $62 million from year-end levels, primarily reflecting the disposal of $500 million tax-exempt bonds. Partially offsetting this decrease was higher levels of short-term investments relating to brokerage fiduciary funds. The amortized cost and fair value of less than investment grade fixed maturity investments, at March 31, 1999, were $162 million and $156 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 1999 was $54 million, or 1% of total invested assets.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge foreign currency translation and transaction risks and other business risks (i.e. interest rate and credit risk); (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) manage its overall asset/liability duration match. As of March 31, 1999, Aon had open contracts, related to the above, which had unrealized losses of approximately $6 million.

Insurance brokerage and consulting services receivables increased $504 million when compared to year-end 1998. Insurance premiums payable increased $522 million in first quarter 1999, reflecting acquisitions and the receipt of client fiduciary funds.

Short-term borrowings increased at the end of first quarter 1999 by $85 million when compared to year-end 1998. The increase is primarily due to the financing of acquisitions. Notes payable decreased at the end of first quarter 1999 by $4 million when compared to year-end 1998. Included in notes payable at March 31, 1999 is approximately $120 million, which represents the principal amount of notes due within one year. Of this amount, approximately $100 million represents Aon's 6.875% debt securities, due October 1, 1999, which are anticipated to be redeemed at 100% of the principal amount plus accrued interest.

Stockholders' equity decreased $130 million in first quarter 1999 to $11.27 per share, a decrease of $0.56 per share since year-end 1998. The principal factors influencing this decrease were the $102 million of after-tax special charges which reduced net income, net unrealized investment losses of $63 million, net foreign exchange losses of $66 million and dividends to stockholders of $101 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions. These short-term non-cash fluctuations are not economical to hedge. Included in the reduction for dividends is an accrual for the second quarter 1999 common stock dividend.


                      YEAR 2000 READINESS DISCLOSURE


Aon's State of Readiness
------------------------
Aon is affected by both its own computer information systems and by third parties with which it has business relationships, in the processing of data relating to the Year 2000 and beyond. Aon began work on the computer Year 2000 issue in 1995 and expects to complete substantially all of its efforts by mid-1999. In 1997, Aon designated a full-time Year 2000 project coordinator who established Aon's Year 2000 project office to monitor the progress of and act as a central contact for its major business units worldwide.Year 2000 efforts under the direction of the Aon Executive Vice President of Business Systems Solutions are focused primarily on two areas: internal systems readiness and readiness of carriers with whom Aon places insurance business on behalf of its clients.

Information Technology (IT)
---------------------------
In a corporate-wide Year 2000 readiness analysis completed in early 1998, individual business units were required to formally develop plans, where they had not already done so, to achieve Year 2000 compliance, and to provide their plans to the project office. Each plan consisted of an evaluation of the compliance status of internal IT systems and an identification of specific hardware and software compliance issues. As a result of this effort, the project office is currently tracking over 200 worldwide business unit plans. Each business unit is required to report its progress against its plan on a monthly basis to the project office. It is each business unit's responsibility to ensure that adequate testing of systems is performed to ensure Year 2000 functionality.

The original readiness target date to remediate or replace most mission critical applications was December 31, 1998, with substantially all business units expected to be fully compliant by mid-1999. Testing on some of these systems is continuing into the first half of 1999. Business units have made good progress and are well along in the process of replacing or modifying applications found to be non-compliant. During January 1999, a business unit readiness review and risk assessment for each business unit was performed. Dates were established for internal audit reviews of test documentation for selected units. Business units were put on a watch list if any mission critical application replacement, remediation, or testing seemed to have a material risk of extending into third quarter 1999. Contingency plans are required for business units with mission critical systems on the watch list. An analysis of all newly acquired business units is completed immediately after acquisition and appropriate plans are put into action.

Progress and concerns are reported to Aon's senior and business unit management. A written report is being prepared for management for any business unit with a mission critical application on the watch list. These applications will be tracked by the 2000 program office and reported to management monthly.

Non-IT
------
With respect to non-IT issues, a project coordinator is working with Aon's facilities management and third party leasing management company to ensure premises issues are addressed in Aon-owned and leased properties in the United States. Outside of the U.S., local chief financial officers have been instructed to make similar inquiries. The results of these efforts were reviewed for U.S. and European locations as of December 31, 1998. Some relatively minor problems were uncovered and are in the process of being fixed. The majority of the issues were with personal computer-based facility management systems.

Aon has some risk on a location by location basis related to the possible failure of government agencies, public utilities and providers of telecommunication and transportation services. Due to Aon's dispersion of facilities, the largest concentrated risks in this regard are in the Chicago, New York and London locations.


Third Parties
-------------
Third parties having a material relationship with Aon have Year 2000 issues to address and resolve. Such third parties primarily include issuers of investment securities, financial institutions, governmental agencies, telecommunication companies, and insurance carriers. An aspect of the project is to identify these third parties and contact them to seek written assurance as to the third party's anticipation of being Year 2000 compliant. The nature of Aon's follow-up depends upon its assessment of the response and of the materiality of the effect of non-compliance by third parties on Aon. Significant third parties determined to be at risk for Year 2000 failure will be reported to appropriate Aon management for possible preemptive action to minimize adverse impact on Aon's operations. As of December 31, 1998, Aon is not aware of any significant third party with a Year 2000 issue that would materially impact Aon's results of operations, liquidity, or capital resources. However, Aon has no means of ensuring that such third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 remediation process in a timely fashion could materially impact Aon. The effect of non-compliance by third parties is not determinable.

Aon is compiling information on and assessing the compliance status of insurance carriers with whom it places business on behalf of its clients. Compliance questionnaires have been sent to approximately 2,700 carriers worldwide. An intensive follow-up effort, focusing on U.S. carriers who receive the bulk of insurance placements by U.S. business units, has produced a response rate of close to 100%. Progress updates on these carriers are in progress. A similar update effort for significant non-U.S. carriers being executed in London is targeted for completion by June 30, 1999.

Costs to Address Aon's Year 2000 Issues
As of December 31, 1998, Aon's Year 2000 remediation costs for all business units were projected to be approximately $70 million through December 31, 1999. These costs are being funded through business unit operating cash flows.

As of March 31, 1999, Aon has incurred approximately $53 million related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $17 million will be incurred and expensed in second and third quarter 1999.


Risks of Aon's Year 2000 Issues
Aon's management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, Aon has not yet completed all necessary Year 2000 program activities for all mission critical applications for all 200 business units being tested. In addition, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect Aon. The amount of potential liability and lost revenue related to that disruption cannot be reasonably estimated at this time. With regard to non-compliance resulting from Aon's IT systems, Aon will devote its financial and personnel resources to remediate problems as soon as detected. With regard to non-compliance resulting from third party failure, Aon is in the process of determining, through responses and other appropriate action, where there is any material likelihood of non-compliance having a potentially material impact; however, the potential impact and related costs are not known at this time.

Aon's Contingency Plans
Contingency planning at Aon has two distinct components. First, where Aon's planned completion dates for IT system replacement or remediation could extend into the third quarter 1999, contingency plans are required. These contingency issues are being developed on a business unit basis. Contingency plans have been successfully invoked for a number of business units to date. These include changing compliance strategies from replacement to remediation (and vice versa) and partial remediation to meet critical dates prior to January 1, 2000. The latter will require completion of remediation in 1999. Second, preparations must be made for IT software and hardware, that have Year 2000 "bugs" and that are not revealed until after December 31, 1999, despite testing. Aon anticipates handling these situations with immediate program fixes, swapped backup hardware or process work-around. Aon does not anticipate that problems of this nature will be significant due to thorough testing and the distributed nature of Aon's systems.

REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at March 31, 1999, and for the first quarter then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial position of Aon Corporation as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 9, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



                                                    /s/ Ernst & Young LLP
                                                    ----------------------
                                                    ERNST & YOUNG LLP

Chicago, Illinois
May 4, 1999

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Stockholders of the Registrant was held on April 16, 1999 (the "1999 Annual Meeting").

      (b)   Not applicable.

      (c)(i)The tabulation of votes below does not reflect the three-for-two stock split payable May 17, 1999 to stockholders of record on May 4, 1999. Set forth below is the tabulation of the votes on each nominee for election as a director:


              Name                               For                  Against
              ----                               ---                  -------
              Daniel T. Carroll              150,875,122              609,908
              Franklin A. Cole               150,997,751              487,279
              Edgar D. Jannotta              150,918,268              566,762
              Lester B. Knight               151,003,882              481,148
              Perry J. Lewis                 151,047,926              437,104
              Andrew J. McKenna              150,920,208              564,822
              Newton N. Minow                149,346,671            2,138,359
              Richard C. Notebaert           150,989,501              495,529
              Michael D. O'Halleran          151,004,794              480,236
              Donald S. Perkins              150,892,466              592,564
              John W. Rogers,Jr.             151,043,790              441,240
              Patrick G. Ryan                151,009,126              475,904
              George A. Schaefer             151,037,982              477,048
              Raymond I. Skilling            151,036,222              448,808
              Fred L. Turner                 151,047,018              438,012
              Arnold R. Weber                150,914,718              570,312
              Carolyn Y. Woo                 151,036,634              448,396


            (ii) Set forth below is the tabulation of the vote on the selection of Ernst & Young LLP as auditors for the Registrant for the 1999 fiscal year.

                     For                 Against              Abstain
                     ---                 -------              -------

                 151,006,021             131,891              347,118

            (d)   Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - The  exhibits  filed  with this  report are listed on the
            --------
            attached Exhibit Index.

      (b)   Reports on Form 8-K - No Current  Reports on Form 8-K were filed for
            -------------------
            the quarter ended March 31, 1999.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Aon Corporation
                                             ---------------
                                             (Registrant)

May 14, 1999                                  /s/ Harvey N. Medvin
                                             ----------------------------------
                                             HARVEY N. MEDVIN
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                             (Principal Financial and Accounting
                                             Officer)

Aon CORPORATION
---------------

EXHIBIT  INDEX
--------------


Exhibit Number
In Regulation S-K

ITEM 601 EXHIBIT TABLE
----------------------

(10) Material Contracts

       (a) First Amendment  to the  Aon Stock  Option  Plan as Amended  and
                  Restated Through 1997.

       (b) First Amendment  to the  Aon Stock  Award  Plan as  Amended  and
                  Restated Through 1997.

(12) Statements regarding Computation of Ratios

       (a)   Statement regarding  Computation of Ratio of Earnings to Fixed
                  Charges.

       (b)   Statement  regarding  Computation  of  Ratio  of  Earnings  to
                  Combined Fixed Charges and Preferred Stock Dividends.

(15) Letter re: Unaudited Interim Financial Information

(27) Financial Data Schedule