Form 10-Q
period 1999-06-30
AON CORP
filed 1999-08-16
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

               (312) 701-3000
               --------------
       (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X      NO
                                                ---        ---

Number of shares of common stock outstanding:

                                                           No. Outstanding
                    Class                                   as of 6-30-99
                    -----                                   -------------

           $1.00 par value Common                            256,165,977
 (Adjusted to reflect a three-for-two stock split
   paid on May 17, 1999 to stockholders of
            record on May 4, 1999)

                                                                    PART 1
                                                            FINANCIAL INFORMATION
                                                               Aon CORPORATION
                                            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(millions)                      AS OF JUNE    AS OF DEC.                                                  AS OF JUNE   AS OF DEC.
                                 30, 1999      31, 1998                                                    30, 1999     31, 1998
                                ------------------------                                                  -----------------------
                                (UNAUDITED)                                                               (UNAUDITED)

 ASSETS                                                    LIABILITIES AND STOCKHOLDERS' EQUITY

 INVESTMENTS                                               INSURANCE PREMIUMS PAYABLE                      $  7,640    $  6,948

  Fixed maturities at fair value   $ 2,954     $ 3,103     POLICY LIABILITIES
                                                            Future policy benefits                            1,002         986
  Equity securities at fair value      684         768      Policy and contract claims                          780         779
                                                            Unearned and advance premiums                     1,925       1,797
  Short-term investments             2,201       2,221      Other policyholder funds                          1,378       1,261
                                                                                                          ----------  ----------
  Other investments                    519         360         TOTAL POLICY LIABILITIES                       5,085       4,823

                                  ---------  ----------    GENERAL LIABILITIES
      TOTAL INVESTMENTS              6,358       6,452      General expenses                                  1,086       1,259
                                                            Short-term borrowings                               926         844
                                                            Notes payable                                       814         580
 CASH                                1,038         723      Other liabilities                                 1,485       1,367
                                                                                                          ----------  ----------
                                                               TOTAL LIABILITIES                             17,036      15,821
 RECEIVABLES

  Insurance brokerage and                                  COMMITMENTS AND CONTINGENT LIABILITIES
      consulting services            6,119       5,423
                                                           REDEEMABLE PREFERRED STOCK                            50          50

  Premiums and other                 1,133       1,120     COMPANY-OBLIGATED MANDATORILY REDEEMABLE
                                                            PREFERRED CAPITAL SECURITIES OF SUBSIDIARY
                                                            TRUST HOLDING SOLELY THE COMPANY'S JUNIOR
  Accrued investment income             67          63      SUBORDINATED DEBENTURES                             800         800

                                  ---------  ----------
       TOTAL RECEIVABLES             7,319       6,606     STOCKHOLDERS' EQUITY
                                                            Common stock - $1 par value                         258         172
                                                            Paid-in additional capital                          484         450
 INTANGIBLE ASSETS                   3,642       3,500      Accumulated other comprehensive loss               (196)       (116)
                                                            Retained earnings                                 2,871       2,782
                                                            Less - Treasury stock at cost                       (61)        (58)
 OTHER ASSETS                        2,647       2,407             Deferred compensation                       (238)       (213)
                                                                                                          ----------  ----------
                                                              TOTAL STOCKHOLDERS' EQUITY                      3,118       3,017

                                 ----------  ----------                                                   ----------  ----------
       TOTAL ASSETS               $ 21,004    $ 19,688        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 21,004    $ 19,688
                                 ==========  ==========                                                   ==========  ==========


See the accompanying notes to the condensed consolidated financial statements.

                                                    Aon CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                       (UNAUDITED)

                                                                    SECOND QUARTER ENDED          SIX MONTHS ENDED
                                                                  -------------------------  -------------------------
 (millions except per share data)                                    JUNE 30,     JUNE 30,     JUNE 30,      JUNE 30,
                                                                       1999         1998         1999          1998
                                                                  ------------ ------------  ------------ ------------
 REVENUE
    Brokerage commissions and fees                                    $ 1,143      $ 1,060       $ 2,255      $ 2,056
    Premiums and other                                                    441          423           878          840
    Investment income                                                     139          140           289          288
                                                                  ------------ ------------  ------------ ------------
       TOTAL REVENUE                                                    1,723        1,623         3,422        3,184
                                                                  ------------ ------------  ------------ ------------

 EXPENSES
    General expenses                                                    1,167        1,104         2,476        2,152
    Benefits to policyholders                                             237          227           476          453
    Interest expense                                                       24           21            45           41
    Amortization of intangible assets                                      35           31            69           61
                                                                  ------------ ------------  ------------ ------------
       TOTAL EXPENSES                                                   1,463        1,383         3,066        2,707
                                                                  ------------ ------------  ------------ ------------

 INCOME BEFORE INCOME TAX AND MINORITY INTEREST                           260          240           356          477
    Provision for income tax                                               99           90           135          179
                                                                  ------------ ------------  ------------ ------------
 INCOME BEFORE MINORITY INTEREST                                          161          150           221          298
    Minority interest - 8.205% trust preferred capital securities         (10)         (10)          (20)         (20)
                                                                  ------------ ------------  ------------ ------------
 NET INCOME                                                           $   151      $   140       $   201      $   278
                                                                  ============ ============  ============ ============
    Preferred stock dividends                                              (1)          (1)           (1)          (1)
                                                                  ------------ ------------  ------------ ------------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                         $   150      $   139       $   200      $   277
                                                                  ============ ============  ============ ============

 NET INCOME PER SHARE (1):
    Basic net income per share                                        $  0.58      $  0.55       $  0.77      $  1.09
                                                                  ============ ============  ============ ============
    Dilutive net income per share                                     $  0.57      $  0.54       $  0.76      $  1.07
                                                                  ============ ============  ============ ============

 CASH DIVIDENDS PAID ON COMMON STOCK (1)                              $  0.21      $  0.19       $  0.40      $  0.36
                                                                  ============ ============  ============ ============

 Dilutive average common and common equivalent
      shares outstanding (1)                                            263.7        258.3         262.9        257.6
                                                                  ------------ ------------  ------------ ------------

(1)   Reflects the three-for-two stock split effective May 4, 1999.

See the accompanying notes to the condensed consolidated financial statements.

                                           Aon CORPORATION
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)


                                                                    Six Months Ended
                                                             ------------------------------
                                                                 June 30,        June 30,
 (millions)                                                        1999            1998
                                                             --------------  --------------

 Cash Provided by Operating Activities                          $      357      $      784

 Cash Flows from Investing Activities:
   Sale of investments
       Fixed maturities
           Maturities                                                   30              59
           Calls and prepayments                                       104              36
           Sales                                                       788           1,749
       Equity securities                                               356           1,481
       Other investments                                                38              27
   Purchase of investments
       Fixed maturities                                               (848)         (1,776)
       Equity securities                                              (384)         (1,486)
       Other investments                                               (87)           (109)
  Purchase of short-term investments - net                             (49)           (703)
  Acquisition of subsidiaries                                         (177)           (263)
  Property and equipment and other                                    (134)           (105)
                                                               ------------    ------------
           Cash Used by Investing Activities                          (363)         (1,090)
                                                               ------------    ------------

 Cash Flows from Financing Activities:
    Treasury stock transactions - net                                  (13)             15
    Issuance of short-term borrowings - net                            126             167
    Issuance (repayment) of long-term debt                             252             (13)
    Interest sensitive life, annuity and investment contracts
       Deposits                                                        153             221
       Withdrawals                                                     (91)            (48)
    Cash dividends to stockholders                                    (101)            (92)
                                                               ------------    ------------
           Cash Provided by Financing Activities                       326             250
                                                               ------------    ------------

 Effect of Exchange Rate Changes on Cash                                (5)              5
 Increase (Decrease) in Cash                                           315             (51)
 Cash at Beginning of Period                                           723           1,085
                                                               ------------    ------------
 Cash at End of Period                                          $    1,038      $    1,034
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


2.    Stock Split
      -----------

      On March 19, 1999, Aon's board of directors authorized a three-for-two stock split of Aon's $1.00 par value common stock, with approximately 86 million shares payable on May 17, 1999. The stock split has not been retroactively reflected in the December 31, 1998 condensed consolidated statement of financial position. The effect of the stock split was to increase common stock and decrease additional paid-in-capital by $86 million. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.


3     Statements of  Financial Accounting Standards (SFAS)
      ----------------------------------------------------

      Derivatives Disclosure
      ----------------------
      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (Accounting for Derivative Instruments and Hedging Activities). Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and will require Aon to recognize all derivatives on the statement of financial position at fair value. Aon has not yet determined the effect this statement will have on Aon's earnings and financial position.

      In June 1999, the FASB issued Statement No. 137 that amends the required adoption date of Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. Early adoption is permitted as of the beginning of any quarter subsequent to the issuance of Statement No. 137. Aon has not yet decided when it will adopt Statement No. 133.

4.    Comprehensive Income
      --------------------

      The components of comprehensive income, net of related tax, for the second quarter and six months ended June 30, 1999 and 1998 are as follows:

      (millions)                        Second Quarter Ended                       Six Months Ended
                                        --------------------                       ----------------
                                     June 30, 1999  June 30, 1998          June 30, 1999   June 30, 1998
                                     -------------  -------------          -------------   -------------

Net income                           $      151     $      140             $      201      $      278
Net unrealized investment losses            (37)            (6)                  (100)            (12)
Net foreign exchange gains (losses)          21             (8)                   (45)             (6)
Net additional minimum pension
  liability reduction                        65              -                     65               -
                                     -----------    -----------            -----------     -----------
Comprehensive income                 $      200     $      126             $      121      $      260
                                     ===========    ===========            ===========     ===========



      The components of accumulated other comprehensive loss, net of related tax, at June 30, 1999 and December 31, 1998, are as follows:

                                                       June 30,        December 31,
(millions)                                               1999              1998
                                                    ---------------   --------------
Net unrealized investment gains (losses)            $         (22)    $         78
Net foreign exchange losses                                  (143)             (98)
Net additional minimum pension liability                      (31)             (96)
                                                    ---------------   --------------
Accumulated other comprehensive loss                $        (196)    $       (116)
                                                    ===============   ==============

5.    Business Segments
      -----------------

      In fourth quarter 1998, Aon adopted FASB Statement No. 131 (Disclosure about Segments of an Enterprise and Related Information). Beginning in 1999, all prior period segment information is restated to conform to the current period presentation. Aon classifies its businesses into three major operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting; and into one non-operating segment, Corporate and Other.

      Intercompany   revenues   and  expenses   are   eliminated   in  computing
      consolidated revenues and income before income tax.

      In accordance with the interim period reporting requirements of Statement No. 131, the segment information located in the tables on pages 12 through 15 is incorporated herein by reference.

      Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements.

6.    Notes Payable
      -------------

      In second quarter 1999, Aon filed a universal shelf registration on Form S-3 with the Securities and Exchange Commission for the issuance of $500 million of debt and equity securities. In a public offering based on the shelf registration, Aon issued $250 million of 6.9% debt securities due June, 2004. The net proceeds from the sale of the 6.9% notes were used to reduce outstanding short-term commercial paper borrowings.


7.    Capital Stock
      -------------

      During six months 1999, Aon reissued 1.3 million shares of common stock from treasury for employee benefit plans and 333,600 shares in connection with the employee stock purchase plan. Aon purchased 1.2 million shares of its common stock at a total cost of $49.1 million during six months 1999. There were 1.8 million shares of common stock held in treasury at June 30, 1999.


8.    Capital Securities
      ------------------

      In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.


9.    Special Charges
      ---------------

      In first quarter 1999, Aon recorded special charges of $163 million ($102 million after tax or $0.39 per share), including provisions for restructuring and pension misselling. These charges are included in general expenses in the condensed consolidated statements of income.

      Total severance and related pension expenses, involving 900 positions, were $99 million. Of the $99 million, approximately $32 million represents benefits related to pension plans and is included in Aon's total pension liability. Workforce reductions are related to a voluntary early retirement plan for employees of Aon's U.S. and Canadian operating subsidiaries, as well as the consolidation of Aon's European insurance brokerage and other services operations, primarily in the United Kingdom. As of June 30, 1999, approximately $40 million has been paid related to the termination of approximately 800 employees. The remaining payments on these terminations and the remaining terminations plan to be paid by the first quarter 2000.

      In the consulting segment, special charges of approximately $43 million were recorded in first quarter 1999 to reflect amounts required to make redress payments to customers who purchased private pension plans in the United Kingdom several years ago. These amounts are anticipated to be paid primarily by early 2001. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, equity markets, the rate of response to the pension review mailings, the interest rate established quarterly by the U.K. Pension Investment Authority for calculating compensation, and the precise scope, duration, and methodology of the review.

      The  remaining   charges  of  $21  million  primarily  reflect  the  lease
      abandonments   relating  to  the  consolidation  of  worldwide   brokerage
      operations, and other exit activities.


10.   Income Per Share
      ----------------

      Income per share is computed as follows:

==========================================================================================
(millions except per               Second Quarter Ended            Six Months Ended
 share data)                       --------------------            ----------------
                              June 30, 1999  June 30, 1998   June 30, 1999  June 30, 1998
------------------------------------------------------------------------------------------

Net income                          $ 151          $ 140          $ 201          $ 278
Redeemable preferred stock
  dividends                             1              1              1              1
                                    -----          -----          -----          -----
Net income for dilutive
  and basic                         $ 150          $ 139          $ 200          $ 277
                                    =====          =====          =====          =====

Basic shares outstanding              260            254            259            254
Common stock equivalents                4              4              4              4
                                    -----          -----          -----          -----
Dilutive potential common
  shares                              264            258            263            258
==========================================================================================
Basic net income per share          $0.58          $0.55          $0.77          $1.09
Dilutive net income per share       $0.57          $0.54          $0.76          $1.07
==========================================================================================


11.   Alexander & Alexander Services Inc. (A&A) Discontinued Operations
      -----------------------------------------------------------------

      A&A discontinued its insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of June 30, 1999, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position. Such liabilities are net of reinsurance recoverables and other assets.


12.   Contingencies
      -------------

      Aon and its subsidiaries are subject to numerous claims, tax assessments and lawsuits that arise in the ordinary course of business. The damages that may be claimed are substantial, including in many instances claims for punitive or extraordinary damages. Accruals for these items have been provided to the extent that losses are deemed probable and are estimable.

      In the fourth  quarter of 1998, Aon received an Internal  Revenue  Service
      (IRS) revenue agent's report (RAR) proposing adjustments to the tax of certain Aon subsidiaries for the period 1990 through 1993. In the RAR, the IRS has contended that retro-rated extended warranty contracts do not constitute insurance for tax purposes. Accordingly, the IRS has proposed a deferral of deductions for obligations under those contracts. The effect of such deferral would be to increase the current tax obligations of certain Aon subsidiaries by approximately $74 million, $3 million, $5 million and $12 million (plus interest) in years 1990, 1991, 1992 and 1993, respectively. Aon believes that the IRS' position in the RAR is without merit and inconsistent with numerous previous IRS private letter rulings. Aon has commenced an administrative appeal and intends to contest vigorously such treatment. Aon believes that if the contracts are deemed not to be insurance for tax purposes, they would be recharacterized in such a way that the increased taxes for the years in question would be far less than the proposed assessments. In the same RAR, a number of additional items were identified which would also increase the tax of other Aon subsidiaries for 1990 through 1993. Aon believes that these additional items should be resolved through factual substantiation of certain accounting matters.


      In the second quarter of 1999, Allianz Life Insurance Company of North America, Inc. ("Allianz") filed an amended complaint in Minnesota adding a brokerage subsidiary of Aon as a defendant in an action which Allianz had originally brought against three insurance carriers to all of which Allianz had issued reinsurance cover. These three carriers, together referred to as the "APS Insurers," are American Phoenix Life and Reassurance Company, Phoenix Home Life Mutual Insurance Company and Sun Life Assurance Company of Canada. APS Insurers provided certain reinsurance to a pool of insurers and to certain facilities. Unicover Managers, Inc. ("Unicover"), a New Jersey corporation unrelated to Aon, managed the pool and facilities, which issued reinsurance related to certain workers' compensation insurance coverages. In turn, APS Insurers obtained reinsurance from carriers, including Allianz. Allianz alleges that Centaur Underwriting Management Ltd. ("Centaur"), a Bermuda-based entity unrelated to Aon, is a managing general underwriter that at all material times held underwriting authority for, and was an authorized agent of, the APS Insurers, but has not named Centaur as a defendant. Allianz claims that the reinsurance it issued should be rescinded or that it should be awarded damages, based on alleged fraudulent, negligent and innocent misrepresentations by APS Insurers, through their alleged authorized agents, Centaur and the Aon subsidiary defendant. Aon believes that the Aon subsidiary has meritorious defenses and the Aon subsidiary intends to vigorously defend this claim. While the Allianz lawsuit is among several lawsuits and arbitrations that have been started by various persons that relate directly or indirectly to one or more entities managed by Unicover, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon related entity is involved as a party.

      Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on Aon or its subsidiaries, on the basis of present information, availability of insurance coverages and advice received from counsel, it is the opinion of management that the disposition or ultimate determination of such matters will not have a material adverse effect on the consolidated financial position of Aon.


13.   Subsequent Event
      ----------------

      In July 1999, Aon acquired Nikols Sedgwick, a leading Italian insurance and reinsurance broker. This acquisition was financed by internal funds and will be accounted for by the purchase method. The effect of the Nikols Sedgwick acquisition is not anticipated to be material to Aon's consolidated financial statements.

                                 Aon CORPORATION
                  MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                           AND FINANCIAL CONDITION

                     REVENUE AND INCOME BEFORE INCOME TAX
                    FOR SECOND QUARTER AND SIX MONTHS 1999



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

GENERAL
-------

Special charges information located in note 9 to the condensed consolidated financial statements is incorporated herein by reference.

Brokerage commissions and fees increased $83 million or 8% in second quarter 1999 and $199 million or 10% in six months 1999, reflecting post-second quarter 1998 business combination activity and internal growth.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other increased $18 million or 4% in second quarter 1999 and $38 million or 5% in six months 1999, compared with the same periods last year. Extended warranty premiums earned increased $8 million or 6% in the quarter, primarily reflecting continued growth in the appliance and electronics warranty lines. Direct sales premiums earned increased $14 million or 6% reflecting the introduction of several new products, growth in worksite marketing, and geographic expansion. The runoff of North American auto credit business partially offset this growth in premiums earned.

Investment income includes income on disposals and related expenses. For the quarter, investment income is down $1 million or 1% compared to prior year, primarily due to short-term interest rates. Included in second quarter 1999 investment income is an $8.5 million settlement of a dispute with an unrelated third party. For six months 1999, investment income is up $1 million compared to 1998. The primary factors causing this change are short-term interest rate decline, the dispute settlement, and approximately $30 million gain on disposal of tax-exempt bonds in first quarter 1999. Investment income from insurance brokerage and other services, primarily relating to fiduciary funds, decreased $11 million in second quarter 1999 compared to prior year. Consulting operations investment income declined $1 million in the quarter compared to prior year. A reduction in short-term interest rates contributed to the overall investment income decline in the brokerage segments.

Total revenue increased $100 million or 6% in second quarter 1999 and $238 million or 7% in six months 1999, attributable to post-second quarter 1998 brokerage acquisition activity and internal growth in the operating segments.

Benefits to policyholders increased $10 million or 4% in second quarter 1999 and $23 million or 5% in six months 1999. The increase in the quarter and six months was consistent with growth in related premiums earned and reflected no unusual claims activity. The run-off of auto credit business as planned partially offset the increase in policyholder benefits.

Total expenses increased $80 million or 6% in second quarter and $359 million or 13% in six months 1999 when compared to prior year. The six months 1999 increase reflects the inclusion of first quarter 1999 pretax special charges of $163 million. Total expenses, excluding the 1999 special charges, increased 7% for the six months when compared to 1998. Second quarter and six months 1999 expenses increased over prior year primarily due to investments in new business initiatives, technology and product development. Restructuring liabilities for recent acquisitions and 1999 special charges have been reduced by payments as planned. Due to the early retirement program in first quarter 1999 and significant changes in interest rates, Aon revalued its domestic and U.K. pension plans as of April 1, 1999. The revaluation resulted in a reduction of pension expense, the effect of which was reflected in second quarter and six months 1999 general expenses.

References to income before income tax are before minority interest related to the issuance of 8.205% mandatorily redeemable preferred capital securities (capital securities).

Income before income tax increased $20 million or 8% in second quarter 1999. Six months 1999 income before income tax decreased $121 million or 25% when compared to prior year, primarily due to the inclusion of special charges. Excluding special charges, income before income tax increased $42 million or 9% in six months 1999 when compared to prior year, reflecting internal growth in each of the operating business segments, in addition to the impact of business combination activity in 1999 and 1998 in the insurance and other services and consulting segments. Total annualized cost savings are projected to be approximately $50 million related to first quarter 1999 restructuring activity.


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

Second quarter 1999 Insurance Brokerage and Other Services revenue increased $66 million or 7% and six months 1999 revenue increased $173 million or 9%. Post-second quarter 1998 acquisitions as well as internal growth accounted for the majority of revenue growth. Excluding the impact of acquisitions, commissions and fee revenue for brokerage core businesses grew approximately 4% in the quarter and 5% in six months in a very competitive environment. Revenue earned related to reinsurance obtained by Unicover pool members (see Footnote 12
- Contingencies) was $9 million for six months 1999. Revenue earned for full year 1998 was $15 million and is anticipated to be approximately $28 million for full year 1999.

========================================================================================
Insurance Brokerage and Other Services
(millions)                     Second quarter ended June 30,   Six months ended June 30,
                                     1999          1998          1999          1998
========================================================================================

Revenue:
   United States                  $      537      $     455     $    1,020     $     867
   United Kingdom                        218            221            407           406
   Europe                                143            154            368           331
   Rest of World                         122            124            222           240
----------------------------------------------------------------------------------------
Total Revenue                     $    1,020      $     954     $    2,017     $   1,844
----------------------------------------------------------------------------------------

Income before income tax
   excluding special charges      $      188      $     182     $      372     $     350
Special charges                            -              -           (119)            -
----------------------------------------------------------------------------------------
Income before income tax          $      188      $     182     $      253     $     350
----------------------------------------------------------------------------------------


U.S. revenue of $537 million in second quarter 1999 was up 18% from 1998. Total international revenues in the quarter declined $16 million or 3% when compared to prior year, primarily reflecting the impact of foreign exchange rates, and to a lesser extent, a reduction in short-term interest rates.

U.S. revenue of $1 billion in six months 1999 was up 18% from 1998. European revenue of $368 million increased 11% from 1998, primarily due to acquisition activity. Rest of world revenue declined in 1999 primarily due to the impact of foreign exchange and short-term interest rates.

Insurance Brokerage and Other Services quarter and six months segment results were impacted positively by acquisitions, in particular the second quarter 1998 acquisition of Le Blanc de Nicolay and the Auto Insurance Specialists acquisition in third quarter 1998. Retail brokerage results continued to reflect competitive property and casualty pricing in the quarter and six months results.

Pretax income grew 3% in the quarter over 1998 and six months 1999 pretax income, excluding first quarter 1999 special charges, grew 6% over 1998, primarily due to both internal growth and to acquisitions. Pretax margins in this segment declined slightly in 1999, reflecting investment in claims management operations, market-pricing pressures and investment in new initiatives.

CONSULTING
----------

The Consulting segment provides a full range of employee benefits, human resources, compensation, and change management services.

In the Consulting segment, second quarter 1999 revenue increased 4% to $161 million while six months 1999 revenue increased 4% to $317 million. Acquisition activity subsequent to second quarter 1998 and internal growth influenced revenue growth. Excluding the impact of acquisitions and foreign exchange, revenue for consulting core businesses grew approximately 7% in the quarter and 6% in six months 1999.

========================================================================================
Consulting
(millions)                     Second quarter ended June 30,   Six months ended June 30,
                                     1999          1998          1999          1998
========================================================================================

Revenue:
   United States                  $      98       $     100     $      189     $     187
   United Kingdom                        38              34             72            66
   Europe                                 9               7             25            20
   Rest of World                         16              14             31            32
----------------------------------------------------------------------------------------
Total Revenue                     $     161       $     155     $      317     $     305
----------------------------------------------------------------------------------------

Income before income tax
   excluding special charges      $      19       $      15     $       36     $      30
Special Charges                           -               -            (44)            -
----------------------------------------------------------------------------------------
Income (loss) before income tax   $      19       $      15     $       (8)    $      30
----------------------------------------------------------------------------------------


U.S. revenue of $98 million in second quarter 1999 was down 2% from 1998, reflecting lower than anticipated revenues for human resources consulting and change management operations. United Kingdom and European revenue of $47 million increased 15% from 1998, primarily reflecting favorable performance at a majority of foreign business units. Rest of world revenues increased $2 million in the quarter when compared to prior year.

U.S. revenue of $189 million in six months 1999 was up 1% from 1998. United Kingdom and European revenue of $97 million increased 13% from 1998. The impact of foreign exchange rates contributed to a $1 million decline in rest of world revenues when compared to prior year.

Pretax income increased to $19 million from $15 million in second quarter 1998, a 27% increase. The increase reflects international revenue growth mentioned above and strong organic growth in the U.S. employee benefits operations, United Kingdom and Canada. Pretax margins in this segment increased in 1999 when compared to prior year.

Pretax income in six months 1999 increased $6 million or 20% reflecting strong organic revenue growth and reductions in overall expenses.

INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment is comprised of direct sales life and accident and health, warranty, specialty and other insurance products.

========================================================================================
Insurance Underwriting
(millions)                     Second quarter ended June 30,   Six months ended June 30,
                                     1999          1998          1999          1998
========================================================================================

Revenue:
   Direct sales                   $   275         $   261       $     540      $     519
   Extended warranty                  163             157             336            316
   Specialty and other                 64              65             123            122
----------------------------------------------------------------------------------------
Total revenue                     $   502         $   483       $     999      $     957
----------------------------------------------------------------------------------------
Income before income tax          $    75         $    69       $     139      $     133
----------------------------------------------------------------------------------------

Revenue:
   United States                  $   349         $   334       $     691      $     671
   United Kingdom                      79              75             161            143
   Europe                              28              30              58             56
   Rest of World                       46              44              89             87
----------------------------------------------------------------------------------------
Total revenue                     $   502         $   483       $     999      $     957
----------------------------------------------------------------------------------------


Revenue was $502 million in second quarter 1999, up 4% from 1998. Revenue was $999 million in six months 1999, up 4% from 1998. Direct sales continued to expand its product distribution through worksite marketing programs and the introduction of new product initiatives on a global basis. Auto credit business continues to runoff.

U.S. revenue of $349 million was up 4% in second quarter 1999, principally due to growth in revenues for direct sales and appliance and electronic warranty lines of business. United Kingdom and European revenue of $107 million rose 2%. Rest of world revenue was $46 million, up $2 million from prior year.

U.S. revenue of $691 million was up 3% in six months 1999, principally due to growth in revenues for direct sales and the mechanical extended warranty line of business. United Kingdom and European revenue of $219 million rose 10%, primarily reflecting a higher volume of new business in the appliance and electronic extended warranty lines. Rest of world revenue was $89 million, up $2 million from prior year.

Pretax income increased $6 million or 9% in second quarter 1999 and $6 million or 5% in six months 1999 when compared to prior year. Growth in the quarter reflects revenue earned from the introduction of several new direct sales products and worksite marketing in addition to expense ratio improvements in the extended warranty lines. Start-up costs related to new direct sales product initiatives and investments in new products partially offset the direct sales revenue growth and extended warranty improvements. Overall, benefit and expense margins in second quarter 1999 did not suggest any significant shift in operating trends.

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income, including income on disposals, which is not otherwise allocated to the operating segments. Corporate operating expenses include administrative and certain information technology costs.

=======================================================================================
Corporate and Other
(millions)                   Second quarter ended June 30,   Six months ended June 30,
                                  1999          1998           1999          1998
=======================================================================================

Total revenue                  $     40      $     31        $     89      $     78
---------------------------------------------------------------------------------------
Loss before income tax         $    (22)     $    (26)       $    (28)     $    (36)
---------------------------------------------------------------------------------------

Corporate and Other revenue for the second quarter 1999 was $40 million, up $9 million from the second quarter 1998. In the quarter, there was a settlement of a dispute with an unrelated third party for $8.5 million. Six months 1999 revenue was $89 million, up $11 million from prior year. Included in six months 1999 was approximately $30 million of gains from disposal of $500 million in tax-exempt bonds in first quarter 1999. The sale of these bonds (and the reinvestment of proceeds in foreign source income securities) was part of a program designed to enable Aon to fully utilize foreign tax credits. The switch from tax-exempt to taxable bonds increased Aon's effective tax rate from 37.5% in first quarter 1999 to 38.25% in second quarter 1999. Less revenue from private equity investments and lower yields on corporate assets affected six months 1999 revenue growth. The timing of revenues from private equity investments varies significantly between periods. The goal is long-term yields from private equities which exceed long-term security market rates.

Corporate and Other expenses for the quarter were $62 million, up $5 million from the same period last year. Six months 1999 expenses were $117 million, up $3 million from prior year. Expenses in this segment are composed of interest expense, goodwill amortization and general expenses. For the second quarter 1999, Corporate and Other expenses also included costs related to the launch of the Aon branding campaign. For the quarter and six months, interest expense and goodwill amortization increased over prior year, reflecting the financing of acquisitions made during the last twelve months. General expenses, excluding branding, were down somewhat, in line with expectations.

              NET INCOME FOR SECOND QUARTER AND SIX MONTHS 1999


References to share data reflect the three-for-two stock split announced on March 19, 1999 and paid on May 17, 1999. Second quarter 1999 net income was $151 million ($0.57 dilutive per share) compared to $140 million ($0.54 dilutive per share) in 1998. Six months 1999 net income was $201 million ($0.76 dilutive per share) compared to $278 million ($1.07 dilutive per share) in 1998. Six months 1999 net income was primarily influenced by after-tax 1999 special charges of $102 million ($0.39 per share) with no comparable amount in six months 1998. Basic net income per share, including 1999 special charges, was $0.58 and $0.55 in second quarter 1999 and 1998, respectively, and $0.77 and $1.09 in six months 1999 and 1998, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share.

The effective tax rate was increased to 38.25% for second quarter 1999 from 37.5% in first quarter 1999 and 1998 as part of a program designed to enable Aon to fully utilize foreign tax credits by switching from tax-exempt to taxable bonds. Dilutive average shares outstanding for second quarter 1999 increased 2% when compared to 1998, primarily due to the reissuance of common shares from treasury for employee stock compensation benefits, increase in common stock equivalents and, to a lesser extent, for acquisition financing.



                       CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF SIX MONTHS 1999


Cash flows provided by operating activities in six months 1999 were $357 million, a decrease of $427 million from six months 1998. The decrease primarily represents the timing of the settlement of brokerage receivables and payables and special charges in first quarter 1999.

Investing activities used cash of $363 million, which was made available from financing and operating activities. Cash of $49 million was used during six months 1999 for the purchase of short-term investments. Cash used for acquisition activity during six months 1999 was $177 million, primarily reflecting brokerage acquisitions.

Cash totaling $326 million was provided during six months 1999 from financing activities. This was primarily due to the issuance of $250 million of 6.9% debt securities in second quarter 1999. Cash was used to pay dividends of $100 million on common stock and $1 million on redeemable preferred stock during six months 1999.

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

Due to the contractual nature of its insurance policyholder liabilities, which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $3 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95%) and has a fair value which is 99.5% of amortized cost.

Total assets increased $1.3 billion to $21 billion since year-end 1998. Invested assets at June 30, 1999 decreased $94 million from year-end levels, principally reflecting declines in market value and the impact of foreign exchange rates. At June 30, 1999, less than investment grade fixed maturity investments had an amortized cost of $155 million and a fair value of $156 million. The carrying value of non-income producing investments in Aon's portfolio at June 30, 1999 was $36 million, or 0.6% of total invested assets.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge foreign currency translation and transaction risks and other business risks (i.e. interest rate and credit risk); (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) manage its overall asset/liability duration match. As of June 30, 1999, Aon had open contracts, related to the above, which had unrealized losses of approximately $8 million.

Insurance brokerage and consulting services receivables increased $696 million when compared to year-end 1998. Insurance premiums payable increased $692 million in six months 1999, reflecting acquisitions and the receipt of client fiduciary funds.

Short-term borrowings increased at the end of six months 1999 by $82 million when compared to year-end 1998. During second quarter 1999, short-term borrowings were reduced by proceeds from the 6.9% debt securities issuance (see below). The net increase in short-term borrowings, compared to year-end 1998, is principally due to the financing of acquisitions and other general corporate purposes. Notes payable increased at the end of six months 1999 by $234 million when compared to year-end 1998. The principal factor influencing this increase is the issuance of $250 million of 6.9% debt securities due June 2004 (see note
6). Included in notes payable at June 30, 1999 is approximately $105 million, which represents the principal amount of notes due within one year. Of this amount, approximately $100 million represents Aon's 6.875% debt securities, due October 1, 1999, which are anticipated to be redeemed at 100% of the principal amount plus accrued interest.

Stockholders' equity increased $101 million in six months 1999 to $12.17 per share, an increase of $0.34 per share since year-end 1998. The principal factors influencing this increase were net income (which includes $102 million of after-tax special charges) and a $65 million reduction of the additional minimum pension liability due to the revaluation of the U.K. pension plans. Partially offsetting this increase were net unrealized investment losses of $100 million, net foreign exchange losses of $45 million and dividends to stockholders of $101 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions.



                        YEAR 2000 READINESS DISCLOSURE


Aon's State of Readiness
------------------------
Aon is affected by both its own computer information systems and by third parties with which it has business relationships, in the processing of data relating to the Year 2000 and beyond. Aon began work on the computer Year 2000 issue in 1995 and expects to complete substantially all of its efforts by the end of third quarter 1999. In 1997, Aon designated a full-time Year 2000 project coordinator who established

Aon's Year 2000 project office to monitor the progress of and act as a central contact for its major business units worldwide. Year 2000 efforts under the direction of the Aon Executive Vice President of Business Systems Solutions are focused primarily on two areas: internal systems readiness and readiness of carriers with whom Aon places insurance business on behalf of its clients.


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

The original readiness target date to remediate or replace most mission critical applications was December 31, 1998, with substantially all business units expected to be fully compliant by the end of third quarter 1999. Testing on some of these systems is continuing into the third quarter 1999. Business units have made good progress and are well along in the process of replacing or modifying applications found to be non-compliant. During January 1999, a business unit readiness review and risk assessment for each business unit was performed. Dates were established for internal audit reviews of test documentation for selected units. Business units were put on a watch list if any mission critical application replacement, remediation, or testing seemed to have a material risk of extending into third quarter 1999. Contingency plans are required for all major business units with mission critical systems on the watch list. An analysis of all newly acquired business units is completed immediately after acquisition and appropriate plans are put into action.

Progress and concerns are reported to Aon's senior and business unit management. A written report was prepared for management for any business unit with a mission critical application on the watch list as of June 30, 1999. These applications will be tracked by the 2000 program office and reported to management monthly.

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

Third Parties
-------------
Third parties having a material relationship with Aon have Year 2000 issues to address and resolve. Such third parties primarily include issuers of investment securities, financial institutions, governmental agencies, telecommunication companies, and insurance carriers. An aspect of the project is to identify these third parties and contact them to seek written assurance as to the third party's anticipation of being Year 2000 compliant. The nature of Aon's follow-up depends upon its assessment of the response and of the materiality of the effect of non-compliance by third parties on Aon. Significant third parties determined to be at risk for Year 2000 failure will be reported to appropriate Aon management for possible preemptive action to minimize adverse impact on Aon's operations. As of June 30, 1999, Aon is not aware of any significant third party with a Year 2000 issue that would materially impact Aon's results of operations, liquidity, or capital resources. However, Aon has no means of ensuring that such third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 remediation process in a timely fashion could materially impact Aon. The effect of non-compliance by third parties is not determinable.

In 1998, Aon compiled information on and assessed the compliance status of insurance carriers with whom it places business on behalf of its clients. Questionnaires were sent to approximately 2,700 carriers worldwide. An intensive follow-up effort, focusing on U.S. carriers who receive the bulk of insurance placements by U.S. business units, produced a response rate of close to 100%. Aon is in the process of updating compliance status on all U.S. carriers. A similar update effort for significant non-U.S. carriers is being executed in London. Both efforts are expected to be completed by the end of August 1999.


Costs to Address Aon's Year 2000 Issues
Aon's Year 2000 remediation costs for all business units are projected to be approximately $70 million through December 31, 1999. As of June 30, 1999, Aon has incurred approximately $57 million related to all phases of the Year 2000 project. Virtually all of the total remaining project costs will be incurred and expensed in third quarter 1999. These costs are being funded through business unit operating cash flows.


Risks of Aon's Year 2000 Issues
Aon's management believes it has an effective program in place to resolve the Year 2000 issues in a timely manner. As noted above, Aon has not yet completed all necessary Year 2000 program activities for all mission critical applications for the 200 business units being tested. In addition, disruption in the economy generally resulting from Year 2000 issues could also materially adversely affect Aon. The amount of potential liability and lost revenue related to that disruption cannot be reasonably estimated at this time. With regard to non-compliance resulting from Aon's IT systems, Aon will devote its financial and personnel resources to remediate problems as soon as detected. With regard to non-compliance resulting from third party failure, Aon is in the process of determining, through responses and other appropriate action, where there is any material likelihood of non-compliance having a potentially material impact; however, the potential impact and related costs are not known at this time.


Aon's Contingency Plans
Contingency planning at Aon has two distinct components. First, all major business units require both a Millennium Event Plan and a Business Continuity Plan. These plans are being developed on a business unit basis and are scheduled for completion by September 30, 1999. Secondly, technical contingency plans have been successfully invoked for a number of business units to date. These include changing compliance strategies from replacement to remediation (and vice versa) and partial remediation to meet critical dates prior to January 1, 2000. The latter will require completion of full remediation in 1999. In addition, preparations must be made for IT software and hardware that have Year 2000 "bugs" and that are not revealed until after December 31, 1999, despite testing. Aon anticipates handling these situations with immediate program fixes, swapped backup hardware or process work-around. Aon does not anticipate that problems of this nature will be significant due to thorough testing and the distributed nature of Aon's systems.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at June 30, 1999, and for the second quarter and six months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
August 3, 1999

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits - The  exhibits  filed  with this  report are listed on the
            --------
            attached Exhibit Index.

     (b)    Reports on Form 8-K - No Current  Reports on Form 8-K were filed for
            -------------------
            the quarter ended June 30, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Aon Corporation
                                    (Registrant)

August 16, 1999                     /s/ Harvey N. Medvin
                                    --------------------------------------------
                                    HARVEY N. MEDVIN
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

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