Form 10-Q
period 1999-09-30
AON CORP
filed 1999-11-15
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -
                OF THE SECURITIES AND EXCHANGE ACT OF 1934


             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Number of shares of common stock outstanding:

                                                           No. Outstanding
                    Class                                   as of 9-30-99
                    -----                                   -------------
           $1.00 par value Common                            256,634,418
 (Adjusted to reflect a three-for-two stock split
   paid on May 17, 1999 to stockholders of
            record on May 4, 1999)

                                     Part 1
                              Financial Information

                                       Aon CORPORATION
                   Condensed Consolidated Statements of Financial Position

 (millions)                                                As of          As of
                                                      Sept. 30, 1999  Dec. 31, 1998
                                                     ------------------------------
 Assets                                               (Unaudited)

 Investments

   Fixed maturities at fair value                        $  2,682       $  3,103

   Equity securities at fair value                            613            768

   Short-term investments                                   2,509          2,221

   Other investments                                          679            360

                                                        ----------     ----------
       Total investments                                    6,483          6,452


 Cash                                                         871            723


 Receivables

   Insurance brokerage and consulting
        services                                            5,797          5,423

   Premiums and other                                       1,195          1,120

   Accrued investment income                                   62             63

                                                        ----------     ----------
       Total receivables                                    7,054          6,606


 Intangible assets                                          3,842          3,500


 Other assets                                               2,863          2,407

                                                        ----------     ----------
       Total Assets                                      $ 21,113       $ 19,688
                                                        ==========     ==========


                                                          As of          As of
                                                      Sept. 30, 1999  Dec. 31, 1998
                                                     ------------------------------
 Liabilities and Stockholders' Equity                 (Unaudited)

 Insurance Premiums Payable                              $  7,435       $  6,948

 Policy Liabilities
   Future policy benefits                                   1,009            986
   Policy and contract claims                                 797            779
   Unearned and advance premiums                            1,931          1,797
   Other policyholder funds                                 1,282          1,261
                                                        ----------     ----------
       Total policy liabilities                             5,019          4,823

 General Liabilities
   General expenses                                         1,033          1,259
   Short-term borrowings                                    1,129            844
   Notes payable                                              817            580
   Other liabilities                                        1,674          1,367
                                                        ----------     ----------
       Total Liabilities                                   17,107         15,821


 Commitments and Contingent Liabilities

 Redeemable Preferred Stock                                    50             50

 Company-Obligated Mandatorily Redeemable
   Preferred Capital Securities of Subsidiary
   Trust holding solely the Company's Junior
   Subordinated Debentures                                    800            800


 Stockholders' Equity
   Common stock - $1 par value                                259            172
   Paid-in additional capital                                 515            450
   Accumulated other comprehensive loss                      (263)          (116)
   Retained earnings                                        2,948          2,782
   Less - Treasury stock at cost                              (66)           (58)
          Deferred compensation                              (237)          (213)
                                                        ----------     ----------
       Total Stockholders' Equity                           3,156          3,017

                                                        ----------     ----------
       Total Liabilities and Stockholders' Equity        $ 21,113       $ 19,688
                                                        ==========     ==========

See the accompanying notes to the condensed consolidated financial statements.

                                                          Aon Corporation
                                          Condensed Consolidated Statements of Income
                                                            (Unaudited)

                                                                       Third Quarter Ended             Nine Months Ended
                                                                   -----------------------------  -----------------------------
 (millions except per share data)                                  Sept. 30, 1999 Sept. 30, 1998  Sept. 30, 1999 Sept. 30, 1998
                                                                   -------------- --------------  -------------- --------------
 REVENUE
    Brokerage commissions and fees ............................         $ 1,127        $ 1,023         $ 3,382        $ 3,079
    Premiums and other ........................................             475            431           1,353          1,271
    Investment income .........................................             168            153             457            441
                                                                      ----------    -----------      ----------     ----------
       TOTAL REVENUE ..........................................           1,770          1,607           5,192          4,791
                                                                      ----------    -----------      ----------     ----------

 EXPENSES
    General expenses ..........................................           1,222          1,119           3,698          3,271
    Benefits to policyholders .................................             244            220             720            673
    Interest expense ..........................................              29             23              74             64
    Amortization of intangible assets .........................              36             30             105             91
                                                                      ----------    -----------      ----------     ----------
       TOTAL EXPENSES .........................................           1,531          1,392           4,597          4,099
                                                                      ----------    -----------      ----------     ----------

 INCOME BEFORE INCOME TAX AND MINORITY INTEREST ...............             239            215             595            692
    Provision for income tax ..................................              91             80             226            259
                                                                      ----------    -----------      ----------     ----------
 INCOME BEFORE MINORITY INTEREST ..............................             148            135             369            433
    Minority interest - 8.205% trust preferred capital securities           (10)           (11)            (30)           (31)
                                                                      ----------    -----------      ----------     ----------
 NET INCOME ...................................................         $   138        $   124         $   339        $   402
                                                                      ==========    ===========      ==========     ==========
    Preferred stock dividends .................................              (1)            (1)             (2)            (2)
                                                                      ----------    -----------      ----------     ----------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS .................         $   137        $   123         $   337        $   400
                                                                      ==========    ===========      ==========     ==========

 NET INCOME PER SHARE (1):
    Basic net income per share ................................         $  0.53        $  0.48         $  1.30        $  1.57
                                                                      ==========    ===========      ==========     ==========
    Dilutive net income per share .............................         $  0.52        $  0.47         $  1.28        $  1.54
                                                                      ==========    ===========      ==========     ==========

 CASH DIVIDENDS PAID ON COMMON STOCK (1) ......................         $  0.21        $  0.19         $  0.61        $  0.55
                                                                      ==========    ===========      ==========     ==========

 Dilutive average common and common equivalent shares outstanding (1)     264.2          260.9           263.3          258.9
                                                                      ----------    -----------      ----------     ----------

(1)   Reflects the three-for-two stock split effective May 4, 1999.

See the accompanying notes to the condensed consolidated financial statements.

                                                     Aon CORPORATION
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)


                                                                                            Nine Months Ended
                                                                                     --------------------------------
                                                                                        Sept. 30         Sept. 30
 (millions)                                                                               1999             1998
                                                                                     ---------------  ---------------
 Cash Provided by Operating Activities ........................................            $    478         $    707

 Cash Flows from Investing Activities:
   Sale of investments
        Fixed maturities
            Maturities ........................................................                  53               82
            Calls and prepayments .............................................                 146               72
            Sales .............................................................                 999            1,848
        Equity securities .....................................................                 404            1,755
        Other investments .....................................................                  35               59
   Purchase of investments
        Fixed maturities ......................................................                (905)          (2,041)
        Equity securities .....................................................                (352)          (1,769)
        Other investments .....................................................                (256)            (104)
   Purchase of short-term investments - net ...................................                (249)            (484)
   Acquisition of subsidiaries ................................................                (373)            (323)
   Property and equipment and other ...........................................                (195)            (170)
                                                                                         -----------      -----------
            Cash Used by Investing Activities .................................                (693)          (1,075)
                                                                                         -----------      -----------

 Cash Flows from Financing Activities:
    Treasury stock transactions - net .........................................                 (22)              10
    Issuance of short-term borrowings - net ...................................                 328              289
    Issuance of long-term debt ................................................                 255                -
    Repayment of long-term debt ...............................................                   -              (27)
    Interest sensitive life, annuity and investment contracts
        Deposits ..............................................................                 297              400
        Withdrawals ...........................................................                (335)             (80)
    Cash dividends to stockholders ............................................                (156)            (146)
                                                                                         -----------      -----------
            Cash Provided by Financing Activities .............................                 367              446
                                                                                         -----------      -----------

 Effect of Exchange Rate Changes on Cash ......................................                  (4)               8
 Increase in Cash .............................................................                 148               86
 Cash at Beginning of Period ..................................................                 723            1,085
                                                                                         -----------      -----------
 Cash at End of Period ........................................................            $    871         $  1,171
                                                                                         ===========      ===========

 See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Statement of Accounting Principles
      ----------------------------------

      The financial results included in this report are stated in conformity with generally accepted accounting principles and are unaudited but include all normal recurring adjustments which the Registrant ("Aon") considers necessary for a fair presentation of the results for such periods. These interim amounts are not necessarily indicative of results for a full year as further discussed below.

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

4.    Comprehensive Income
      --------------------

      The components of comprehensive income, net of related tax, for the third quarter and nine months ended September 30, 1999 and 1998 are as follows:

      (millions)                         Third Quarter Ended                 Nine Months Ended
                                         -------------------                 -----------------
                                    Sept. 30, 1999  Sept. 30, 1998    Sept. 30, 1999  Sept. 30, 1998
                                    --------------  --------------    --------------  --------------

      Net income                           $  138        $   124           $   339        $  402
      Net unrealized investment losses        (55)           (70)             (155)          (82)
      Net foreign exchange gains (losses)     (12)             9               (57)            3
      Net additional minimum pension
          liability reduction                   -              -                65             -
                                         ---------     ----------        ----------     ---------
      Comprehensive income                 $   71        $    63           $   192        $  323
                                         =========     ==========        ==========     =========


      The components of accumulated other comprehensive loss, net of related tax, at September 30, 1999 and December 31, 1998, are as follows:

                                                     September 30,     December 31,
       (millions)                                        1999              1998
                                                     -------------    --------------

       Net unrealized investment gains (losses)        $      (77)        $     78
       Net foreign exchange losses                           (155)             (98)
       Net additional minimum pension liability               (31)             (96)
                                                     -------------      ------------
       Accumulated other comprehensive loss            $     (263)        $   (116)
                                                     =============      ============

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

      In accordance with the interim period reporting requirements of Statement No. 131, the segment information located in the tables on pages 13 through 16 is incorporated herein by reference.

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


7.    Capital Stock
      -------------

      During nine months 1999, Aon reissued 1.4 million shares of common stock from treasury for employee benefit plans and 720,000 shares in connection with the employee stock purchase plan. Aon purchased 1.8 million shares of its common stock at a total cost of $72 million during nine months 1999. There were 1.9 million shares of common stock held in treasury at September 30, 1999. In addition, during nine months 1999, Aon issued 1.2 million new shares of common stock for employee benefit plans and for acquisitions.


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

      Total severance and related pension expenses, involving 900 positions, were $99 million. Of the $99 million, approximately $32 million represents benefits related to pension plans and is included in Aon's total pension liability. Workforce reductions are related to a voluntary early retirement plan for employees of Aon's U.S. and Canadian operating subsidiaries, as well as the consolidation of Aon's European insurance brokerage and other services operations, primarily in the United Kingdom. As of September 30, 1999, approximately $65 million has been paid related to the termination of approximately 870 employees. The remaining payments on these terminations and the remaining terminations plan to be paid by the first quarter 2000.

      In the consulting segment, special charges of approximately $43 million were recorded in first quarter 1999 to reflect amounts required to make redress payments to customers who purchased private pension plans in the United Kingdom several years ago. As of September 30, 1999, approximately $8 million has been paid related to redress payments. The remaining amounts are anticipated to be paid primarily by early 2001. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, equity markets, the rate of response to the pension review mailings, the interest rate established quarterly by the U.K. Pension Investment Authority for calculating compensation, and the precise scope, duration, and methodology of the review.

      The  remaining   charges  of  $21  million  primarily  reflect  the  lease
      abandonments   relating  to  the  consolidation  of  worldwide   brokerage
      operations, and other exit activities.


10.   Income Per Share
      ----------------

      Income per share is computed as follows:

      (millions except per       Third Quarter Ended              Nine Months Ended
         share data)             -------------------              ------------------
                            Sept. 30, 1999  Sept. 30, 1998  Sept. 30, 1999  Sept. 30, 1998
      -------------------------------------------------------------------------------------
      Net income                       $138        $124           $339          $402
      Redeemable preferred stock
         dividends                        1           1              2             2
                                       ----        ----           ----          ----
      Net income for dilutive and
         basic                         $137        $123           $337          $400
                                       ====        ====           ====          =====

      Basic shares outstanding          260         256            259           254
      Common stock equivalents            4           5              4             5
                                       ----        ----           ----          ----
      Dilutive potential common
         shares                         264         261            263           259
      -------------------------------------------------------------------------------------
      Basic net income per share     $ 0.53      $ 0.48         $ 1.30        $ 1.57
      Dilutive net income per share  $ 0.52      $ 0.47         $ 1.28        $ 1.54
      -------------------------------------------------------------------------------------


11.   Alexander & Alexander Services Inc. (A&A) Discontinued Operations
      -----------------------------------------------------------------

      A&A discontinued its insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of September 30, 1999, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position. Such liabilities are net of reinsurance recoverables and other assets.


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

      In the second quarter of 1999, Allianz Life Insurance Company of North America, Inc. ("Allianz") filed an amended complaint in Minnesota adding a brokerage subsidiary of Aon as a defendant in an action which Allianz had originally brought against three insurance carriers which Allianz reinsures. These three carriers, together referred to as the "APS Insurers," are American Phoenix Life and Reassurance Company, Phoenix Home Life Mutual Insurance Company and Sun Life Assurance Company of Canada. APS Insurers provided certain reinsurance to a pool of insurers and to certain facilities managed by Unicover Managers, Inc. ("Unicover"), a New Jersey corporation not affiliated with Aon. The Unicover pool and facilities provided reinsurance relating to certain types of workers' compensation coverage.Allianz alleges that Centaur Underwriting Management Ltd. ("Centaur"), a Bermuda-based entity not affiliated with Aon, is a managing general underwriter that held underwriting authority for, and was an authorized agent of, the APS Insurers, but has not named Centaur as a defendant. Allianz further alleges that the Aon subsidiary acted as an agent of the APS Insurers when placing reinsurance coverage on their behalf. Allianz claims that the reinsurance it issued should be rescinded or that it should be awarded damages, based on alleged fraudulent, negligent and innocent misrepresentations by APS Insurers, through their alleged authorized agents, Centaur and the Aon subsidiary defendant.
      Allianz has also asserted claims against the APS Insurers for alleged breach of contract, alleged breach of fiduciary duty, alleged negligence and alleged violations of the Minnesota Consumer Fraud Act and the Minnesota Deceptive Trade Practices Act; some of these claims are based in part on allegations about the supposed actions of Centaur and/or the Aon subsidiary. Aon believes that the Aon subsidiary has meritorious defenses and the Aon subsidiary intends to vigorously defend this claim. While the Allianz lawsuit is among several lawsuits and arbitrations that have been inititated by various persons that relate directly or indirectly to one or more entities managed by Unicover, except for an action filed to compel Aon to produce documents, to which Aon is in the process of responding, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon related entity is involved as a party.

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

13.   Business Combinations
      ---------------------

      In July 1999, Aon acquired Nikols Sedgwick, a leading Italian insurance and reinsurance broker. This acquisition was financed by internal funds and has been accounted for by the purchase method. The effect of the Nikols Sedgwick acquisition was not material to Aon's consolidated financial statements.

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                     FOR THIRD QUARTER AND NINE MONTHS 1999


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

Brokerage commissions and fees increased $104 million or 10% in third quarter 1999 and $303 million or 10% in nine months 1999, reflecting post-third quarter 1998 business combination activity and internal growth.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other increased $44 million or 10% in third quarter 1999 and $82 million or 6% in nine months 1999, compared with the same periods last year. Extended warranty premiums earned increased $38 million or 27% in the quarter, primarily reflecting continued growth in the appliance and electronics warranty lines. Direct sales premiums earned increased $9 million or 4% reflecting the recent introduction of several new products, growth in worksite marketing, and geographic expansion. The runoff of North American auto credit business partially offset this growth in premiums earned.

Investment income includes income on disposals and related expenses. For the quarter, consolidated investment income increased $15 million or 10% compared to prior year, primarily due to income on disposals of private equity investments and higher levels of income from private equity and other investment holdings. For nine months 1999, investment income is up $16 million or 4% compared to 1998. The primary factors causing this change are approximately $30 million income on disposal of tax-exempt bonds in first quarter 1999, the settlement of a dispute relating to investments with a third party in second quarter 1999, and the combination of income on disposals and higher levels of income from private equity investments. Declining yields on fixed maturity investments and a reduction in short-term interest rates partially offset the increase in investment income in the nine months 1999.

Total revenue increased $163 million or 10% in third quarter 1999 and $401 million or 8% in nine months 1999, attributable to post-third quarter 1998 brokerage acquisition activity and internal growth in the operating segments as well as investment income.

Benefits to policyholders increased $24 million or 11% in third quarter 1999 and $47 million or 7% in nine months 1999. The increase in the quarter and nine months was consistent with growth in related premiums earned and reflected no unusual claims activity. The run-off of certain specialty liability programs is now substantially complete. Partially offsetting the increase in policyholder benefits is the runoff of auto credit business as planned.

Total expenses increased $139 million or 10% in third quarter and $498 million or 12% in nine months 1999 when compared to prior year. The nine months 1999 increase reflects the inclusion of first quarter 1999 pretax special charges of $163 million. Total expenses, excluding the 1999 special charges, increased 8% for the nine months when compared to 1998. Third quarter and nine months 1999 expenses increased over prior year primarily due to investments in new business initiatives, technology, product development and the branding campaign. Due to the early retirement program in first quarter 1999 and significant changes in interest rates, Aon revalued its domestic and U.K. pension plans in both the second and third quarters of 1999. The revaluation resulted in a reduction of pension expense.

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

Income before income tax increased $24 million or 11% in third quarter 1999. Nine months 1999 income before income tax decreased $97 million or 14% when compared to prior year, primarily due to the inclusion of special charges. Excluding special charges, income before income tax increased $66 million or 10% in nine months 1999 when compared to prior year, reflecting internal growth in each of the operating business segments in addition to the impact of business combination activity in 1999 and 1998 in the insurance and other services and consulting segments.


BUSINESS SEGMENTS
-----------------

GENERAL
-------

For purposes of the following business segments discussions, comparisons against 1998 results exclude discontinued operations and special charges. In addition, references to income before income tax exclude minority interest related to the capital securities.

A review of financial performance for each of the four business segments follows.

INSURANCE BROKERAGE AND OTHER SERVICES
--------------------------------------

The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance, specialty and wholesale brokerage operations.

Third quarter 1999 Insurance Brokerage and Other Services revenue increased $89 million or 10% and nine months 1999 revenue increased $262 million or 9%. Post-third quarter 1998 acquisitions as well as internal growth accounted for the majority of revenue growth.Excluding the impact of acquisitions, commissions and fee revenue for brokerage core businesses grew approximately 7% in the quarter and 6% in nine months in a very competitive environment. Investment income in this segment decreased $4 million in third quarter 1999 compared to prior year reflecting a reduction in short-term interest rates.

Revenue earned related to reinsurance obtained by Unicover pool members and facilities (see footnote 12 - Contingencies) was $7 million and $16 million for third quarter and nine months 1999, respectively. Fourth quarter 1999 Unicover revenue is expected to be significantly less than it was in third quarter 1999. Unicover revenue earned for full year 1998 was $15 million.


========================================================================================
Insurance Brokerage and Other Services
(millions)
                             Third quarter ended Sept. 30,   Nine months ended Sept. 30,
                                   1999          1998             1999          1998
========================================================================================

Revenue:
   United States              $     543       $     493       $ 1,563        $1,360
   United Kingdom                   209             190           616           596
   Europe                           137             130           505           461
   Rest of World                    123             110           345           350
----------------------------------------------------------------------------------------
Total revenue                 $   1,012       $     923       $ 3,029        $2,767
----------------------------------------------------------------------------------------

Income before income tax
   excluding special charges  $     163       $     144       $   535        $  494
Special charges                       -               -          (119)            -
----------------------------------------------------------------------------------------
Income before income tax      $     163       $     144       $   416        $  494
----------------------------------------------------------------------------------------


U.S. revenue of $543 million in third quarter 1999 was up 10% from 1998. Total international revenues in the quarter increased $39 million or 9% when compared to prior year. International reinsurance business continues to be strong, both in new business and retention of existing business, particularly in Ireland, Spain and The Netherlands.

U.S. revenue of $1.6 billion in nine months 1999 was up 15% from 1998. European revenue of $505 million increased 10% from 1998, primarily due to acquisition activity and new and renewal business mentioned above. Rest of world revenue declined in 1999 primarily due to the impact of foreign exchange and short-term interest rates.

Insurance Brokerage and Other Services third quarter and nine months 1999 segment income results were impacted positively by acquisitions, in particular the Nikols Sedgwick acquisition in third quarter 1999. Retail brokerage results continued to reflect competitive property and casualty pricing in the quarter and nine months results although some tightening of prices was evident.

Pretax income grew 13% in the quarter over 1998 and nine months 1999 pretax income, excluding first quarter 1999 special charges, grew 8% over 1998, primarily due to both internal growth and to acquisitions. Pretax margins in this segment improved in the quarter when compared to prior year, reflecting cost savings and some reduction in market-pricing pressures. Nine months 1999 pretax margin also reflected cost savings related to first quarter 1999 restructuring activity and improved expense controls.


CONSULTING
----------

The Consulting segment provides a full range of employee benefits, human resources, compensation, and change management services.

In the Consulting segment, third quarter 1999 revenue increased 5% to $158 million while nine months 1999 revenue increased 4% to $475 million. Acquisition activity subsequent to third quarter 1998 and internal growth influenced revenue growth. Excluding the impact of acquisitions, foreign exchange, and the reclassification of certain operating unit results from the consulting segment to the brokerage segment, revenue for consulting core businesses grew approximately 8% in the quarter and 7% in nine months 1999. Investment income in this segment declined $1 million in the quarter compared to prior year reflecting a reduction in short-term interest rates.

=========================================================================================
Consulting                     Third quarter ended Sept. 30,  Nine Months ended Sept. 30,
(millions)                           1999          1998          1999          1998
=========================================================================================

Revenue:
   United States               $    102      $      99        $     291     $    286
   United Kingdom                    36             33              108           99
   Europe                             7              6               32           26
   Rest of World                     13             12               44           44
----------------------------------------------------------------------------------------
Total revenue                  $    158      $     150        $     475     $    455
----------------------------------------------------------------------------------------

Income before income tax
   excluding special charges   $     15      $      13        $      51     $     43
Special charges                       -              -              (44)           -
----------------------------------------------------------------------------------------
Income before income tax       $     15      $      13        $       7     $     43
----------------------------------------------------------------------------------------


U.S. revenue of $102 million in third quarter 1999 was up $3 million from 1998. United Kingdom and European revenue of $43 million increased 10% from 1998, primarily reflecting favorable performance at a majority of foreign business units, in particular growth emanating principally from the United Kingdom, The Netherlands and France. Rest of world revenues increased $1 million in the quarter when compared to prior year.

U.S. revenue of $291 million in nine months 1999 was up 2% from 1998. United Kingdom and European revenue of $140 million increased 12% from 1998. Rest of world revenues were flat when compared to prior year.

Pretax income increased to $15 million from $13 million in third quarter 1998, a 15% increase. The increase reflects international revenue growth mentioned above and strong organic growth in the U.S. employee benefits operations, United Kingdom and Canada. Pretax margins in this segment increased in 1999 when compared to prior year reflecting good expense controls.

Pretax income in nine months 1999 increased $8 million or 19% reflecting strong organic revenue growth and reductions in overall expenses.


INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment is comprised of direct sales life and accident and health, warranty, specialty and other insurance products.


=====================================================================================
Insurance Underwriting    Third quarter ended Sept. 30,   Nine months ended Sept. 30,
(millions)                        1999         1998           1999           1998
=====================================================================================

Revenue:
   Direct sales                 $    275    $    266      $     815     $     785
   Extended warranty                 202         164            538           480
   Specialty and other                63          63            186           185
-------------------------------------------------------------------------------------
Total revenue                   $    540    $    493      $   1,539     $   1,450
-------------------------------------------------------------------------------------
Income before income tax        $     75    $     75      $     214     $     208
-------------------------------------------------------------------------------------

Revenue:
   United States                $    370    $    345      $   1,061     $   1,016
   United Kingdom                     97          75            258           218
   Europe                             27          30             85            86
   Rest of World                      46          43            135           130
-------------------------------------------------------------------------------------
Total revenue                   $    540    $    493      $   1,539     $   1,450
-------------------------------------------------------------------------------------


Revenue was $540 million in third quarter 1999, up 10% from 1998. Revenue was $1.5 billion in nine months 1999, up 6% from 1998. There was a higher volume of new business in the appliance and electronics extended warranty lines, both in the U.S. and internationally, as well as in the U.S. mechanical extended warranty line. Direct sales continued to expand its product distribution through worksite marketing programs and the recent introduction of new product initiatives on a global basis. Auto credit business continues to runoff. Investment income allocated to Insurance Underwriting increased $2 million in the quarter when compared to prior year.

U.S. revenue of $370 million was up 7% in third quarter 1999, principally due to growth in revenues for mechanical warranty and, to a lesser extent, direct sales lines of business. United Kingdom and European revenue of $124 million rose 18%. Rest of world revenue was $46 million, up $3 million or 7% from prior year.

U.S. revenue of $1.1 billion was up 4% in nine months 1999, principally due to growth in revenues for direct sales and the mechanical extended warranty line of business. United Kingdom and European revenue of $343 million rose 13%, primarily reflecting a higher volume of new business in the appliance and electronic extended warranty lines. Rest of world revenue was $135 million, up $5 million or 4% from prior year.

Pretax income in the quarter was flat when compared to prior year, primarily reflecting the completion of the profitable runoff of special liability policies prior to 1999. Nine months 1999 pretax income increased $6 million or 3% in nine months 1999 when compared to prior year. Growth in the quarter reflects revenue earned from the recent introduction of several new direct sales products and worksite marketing in addition to expense ratio improvements in the mechanical extended warranty line. Start-up costs related to new direct sales product initiatives partially offset the direct sales and extended warranty improvements. Overall, benefit and expense margins in third quarter 1999 did not suggest any significant shift in operating trends.


CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income, including income on disposals, which is not otherwise allocated to the operating segments. Corporate operating expenses include administrative and certain information technology costs.


======================================================================================
Corporate and Other       Third quarter ended Sept. 30,    Nine months ended Sept. 30,
(millions)                      1999          1998            1999          1998
======================================================================================
Total revenue                $    60      $    41         $    149      $    119
--------------------------------------------------------------------------------------
Loss before income tax       $   (14)     $   (17)        $    (42)     $    (53)
--------------------------------------------------------------------------------------

Corporate and Other revenue for the third quarter 1999 was $60 million, up $19 million from the third quarter 1998. In the quarter, revenue growth resulted from higher income levels on private equity investments including significant income on private equity disposals, the proceeds of which were reinvested in similar types of equity securities in accordance with Aon's investment strategy for the corporate segment. Nine months 1999 revenue was $149 million, up $30 million from prior year. Included in nine months 1999 was approximately $30 million of gains from disposal of $500 million in tax-exempt bonds in first quarter 1999. The sale of these bonds (and the reinvestment of proceeds in foreign source income securities) was part of a program designed to enable Aon to fully utilize foreign tax credits. The switch from tax-exempt to taxable bonds increased Aon's effective tax rate from 37.5% in first quarter 1999 to 38.25% in subsequent quarters. Higher revenue from private equity investments was partially offset by lower yields on other corporate assets in the nine months 1999. The timing of revenues from private equity investments varies significantly between periods. The investment strategy for the corporate segment is to seek long-term total returns from publicly-traded equities and less liquid private equities which exceed long-term security market rates.

Corporate and Other expenses for the quarter were $74 million, up $16 million from the same period last year. Nine months 1999 expenses were $191 million, up $19 million from prior year. Expenses in this segment are composed of interest expense, goodwill amortization and general expenses. Corporate and other expenses also included costs related to the branding campaign launched in second quarter 1999. For the quarter and nine months, interest expense and goodwill amortization increased over prior year, reflecting the financing of acquisitions made during the last twelve months.

               NET INCOME FOR THIRD QUARTER AND NINE MONTHS 1999

References to share data reflect the three-for-two stock split announced on March 19, 1999 and paid on May 17, 1999. Third quarter 1999 net income was $138 million ($0.52 dilutive per share) compared to $124 million ($0.47 dilutive per share) in 1998. Nine months 1999 net income was $339 million ($1.28 dilutive per share) compared to $402 million ($1.54 dilutive per share) in 1998. Nine months 1999 net income was primarily influenced by after-tax 1999 special charges of $102 million ($0.39 per share) with no comparable amount in nine months 1998. Basic net income per share, including 1999 special charges, was $0.53 and $0.48 in third quarter 1999 and 1998, respectively, and $1.30 and $1.57 in nine months 1999 and 1998, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share.

The effective tax rate was increased to 38.25% for the second and subsequent quarters of 1999 from 37.5% in first quarter 1999 and 1998 as part of a program designed to enable Aon to fully utilize foreign tax credits by switching from tax-exempt to taxable bonds. Dilutive average shares outstanding for third quarter 1999 increased 1% when compared to 1998, primarily due to the reissuance of common shares from treasury for employee stock compensation benefits, increase in common stock equivalents and, to a lesser extent, for acquisition financing.


                        CASH FLOW AND FINANCIAL POSITION
                         AT THE END OF NINE MONTHS 1999


Cash flows provided by operating activities in nine months 1999 were $478 million, a decrease of $229 million from nine months 1998.The decrease primarily represents first quarter 1999 special charges, payments on acquisition-related valuation adjustments, the branding campaign and the timing of the settlement of brokerage receivables and payables. Excluding these noncomparable items, cash flow provided by operating activities in nine months 1999 was higher than nine months 1998.

Investing activities used cash of $693 million, which was made available from financing and operating activities. Cash of $249 million was used during nine months 1999 for the purchase of short-term investments. Cash used for acquisition activity during nine months 1999 was $373 million, primarily reflecting brokerage acquisitions.

Cash totaling $367 million was provided during nine months 1999 from financing activities. This was primarily due to the issuance of $250 million of 6.9% debt securities in second quarter 1999. Net short-term borrowing issuances of $328 million in nine months 1999 principally reflect funds provided for the financing of acquisitions and other general corporate purposes. Cash was used to pay dividends of $154 million on common stock and $2 million on redeemable preferred stock during nine months 1999.

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

Due to the contractual nature of its insurance policyholder liabilities, which are intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.7 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95%) and has a fair value which is 98% of amortized cost.

Total assets increased $1.4 billion to $21.1 billion since year-end 1998. Invested assets at September 30, 1999 increased $31 million from year-end levels. At September 30, 1999, less than investment grade fixed maturity investments had an amortized cost of $137 million and a fair value of $130 million. The carrying value of non-income producing investments in Aon's portfolio at September 30, 1999 was $37 million, or 0.6% of total invested assets.

Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge foreign currency translation and transaction risks and other business risks (i.e. interest rate and credit risk); (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) manage its overall asset/liability duration match. As of September 30, 1999, Aon had open contracts, related to the above, which had unrealized losses of approximately $2 million.

Insurance brokerage and consulting services receivables increased $374 million when compared to year-end 1998. Insurance premiums payable increased $487 million in nine months 1999, reflecting acquisitions and the receipt of client fiduciary funds.

Short-term borrowings increased at the end of nine months 1999 by $285 million when compared to year-end 1998. The net increase in short-term borrowings, compared to year-end 1998, is principally due to the financing of acquisitions, common stock purchases, and other general corporate purposes. Notes payable increased at the end of nine months 1999 by $237 million when compared to year-end 1998. The principal factor influencing this increase is the issuance of $250 million of 6.9% debt securities due June 2004 (see note 6). Included in notes payable at September 30, 1999 is approximately $106 million, which represents the principal amount of notes due within one year. Of this amount, approximately $100 million represents Aon's 6.875% debt securities, due October 1, 1999, which were redeemed at 100% of the principal amount plus accrued interest.

Stockholders' equity increased $139 million in nine months 1999 to $12.30 per share, an increase of $0.47 per share since year-end 1998. The principal factors influencing this increase were net income (which includes $102 million of after-tax special charges) and a $65 million reduction of the additional minimum pension liability due to the revaluation of the U.K. pension plans. Partially offsetting this increase during the nine months 1999 were net unrealized investment losses of $155 million, net foreign exchange losses of $57 million and dividends to stockholders of $156 million. Fluctuations in unrealized investment gains and losses and foreign exchange gains and losses from period to period are largely based on market conditions; however, they have decreased equity by $232 million on an accumulated basis (see note 4).

                         YEAR 2000 READINESS DISCLOSURE

Aon's State of Readiness
------------------------
Aon is affected by both its own computer information systems and by third parties with which it has business relationships, in the processing of data relating to the Year 2000 and beyond. Aon began work on the computer Year 2000 issue in 1995 and its efforts were substantially completed by the end of third quarter 1999. In 1997, Aon designated a full-time Year 2000 project coordinator who established Aon's Year 2000 project office to monitor the progress of and act as a central contact for its major business units worldwide. Year 2000 efforts under the direction of the Aon Executive Vice President of Business Systems Solutions are focused primarily on two areas: internal systems readiness and readiness of carriers with whom Aon places insurance business on behalf of its clients.


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

During January 1999, a business unit readiness review and risk assessment for each business unit was performed. Dates were established for internal audit reviews to test documentation for major global business units. These audits have been substantially completed and identified issues have been addressed. Aon's target date to remediate or replace mission critical applications for substantially all business units was the end of third quarter 1999. This has been accomplished for 218 Year 2000 reporting business units as of November 15, 1999. Four small business units, two of them recent acquisitions and three of them outside the U.S., will complete testing and replacement with compliant systems during the fourth quarter 1999 and are on a watch list. Their status is reviewed and updated bi-weekly.

Year 2000 Event and Contingency plans are required for all major business units. An analysis of all newly acquired business units is undertaken immediately after an acquisition is made and appropriate Year 2000 actions taken. Year 2000 progress and concerns are reported to Aon's senior and business unit management. A written report was prepared for management covering the four business units with a mission critical application on the watch list as of November 15, 1999. These applications will be tracked by the 2000 program office and the status will be reported to management in a timely manner.


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


Third Parties
-------------
Third parties having a material relationship with Aon have Year 2000 issues to address and resolve. Such third parties primarily include issuers of investment securities, financial institutions, governmental agencies, telecommunication companies, and insurance carriers. An aspect of the project is to identify these third parties and contact them to seek written assurance as to the third party's anticipation of being Year 2000 compliant. The nature of Aon's follow-up depends upon its assessment of the response and of the materiality of the effect of non-compliance by third parties on Aon. Significant third parties determined to be at risk for Year 2000 failure will be reported to appropriate Aon management for possible preemptive action to minimize adverse impact on Aon's operations. As of September 30, 1999, Aon is not aware of any significant third party with a Year 2000 issue that would materially impact Aon's results of operations, liquidity, or capital resources. However, Aon has no means of ensuring that such third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 remediation process in a timely fashion could materially impact Aon. The effect of non-compliance by third parties is not determinable.

In 1998, Aon compiled information on and assessed the compliance status of insurance carriers with whom it places business on behalf of its clients. Questionnaires were sent to approximately 2,700 carriers worldwide. During 1999, Aon requested updated information from carriers previously surveyed, again focusing effort on the markets that received most of the placements. Responses were received from 99% of the priority carriers surveyed and about 80% overall. A similar effort to obtain compliance information for non-U.S. carriers was executed in London and also produced a response rate of almost 80%.

Costs to Address Aon's Year 2000 Issues
As of September 30, 1999, Aon's Year 2000 remediation costs for all business units is projected to be approximately $70 million. As of September 30, 1999, Aon has incurred approximately $60 million related to all phases of the Year 2000 project. Approximately $5 million of the remaining project costs will be incurred and expensed in the fourth quarter 1999 with $5 million projected to be spent in the Year 2000. These costs are being funded through business unit operating cash flows.

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

Aon's Contingency Plans
Contingency planning at Aon has two distinct components. First, all major business units require both a Millennium Event Plan and a Business Continuity Plan. These plans are being developed on a business unit basis and were scheduled for completion by September 30, 1999. Not all were completed and work will continue on these plans in the fourth quarter. Secondly, technical contingency plans have been successfully invoked for a number of business units to date. These include changing compliance strategies from replacement to remediation (and vice versa) and partial remediation to meet critical dates prior to January 1, 2000. The latter will require completion of full remediation in 1999. In addition, preparations must be made for IT software and hardware that have Year 2000 "bugs" and that are not revealed until after December 31, 1999, despite testing. Aon anticipates handling these situations with immediate program fixes, swapped backup hardware or process work-around. Aon does not anticipate that problems of this nature will be significant due to thorough testing and the distributed nature of Aon's systems. Aon is establishing a Year 2000 Corporate Command Center that will monitor the progress of the 200 plus business units as they progress through the millennium transition period. Progress updates will be provided to senior management periodically and problem situations will be escalated to the appropriate senior manager responsible for the business unit on a timely basis.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at September 30, 1999, and for the third quarter and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
November 2, 1999

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits - The exhibits filed with this report are listed on the attached Exhibit Index.

      (b) Reports on Form 8-K - No Current Reports on Form 8-K were filed for the quarter ended September 30, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Aon Corporation
                                    ---------------
                                    (Registrant)

November 15, 1999                   /s/ Harvey N. Medvin
                                    --------------------------------
                                    HARVEY N. MEDVIN
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

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