Form 10-K
period 1999-12-31
AON CORP
filed 2000-03-24
CIK 315293

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1999
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission File Number: 1-7933

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

           Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
      -------------------                              -------------------
  Common Stock, $1 par value                         New York Stock Exchange*
    7.40% Notes Due 2002                             New York Stock Exchange

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 23, 2000 was $5,042,411,250.

Number of shares of $1.00 par value Common Stock outstanding as of February 23, 2000 was 256,453,450.

         DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE:
        Annual Report to Stockholders of the Registrant for the Year 1999
                             (Parts I, II and IV)
   Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement for Annual Meeting of Stockholders on April 18, 2000
                         of the Registrant (Part III)

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

      The Insurance Brokerage and Other Services segment consists principally of Aon's retail and reinsurance brokerage operations, which includes specialty and wholesale activity. These services are provided by Aon Group, Inc., its subsidiaries and certain other indirect subsidiaries of the Registrant (the "Aon Group") including Aon Risk Services Companies, Inc.; Aon Holdings bv; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Aon Group Limited; and Alternative Market Operations ("AMO").

      The Consulting segment provides a range of consulting services including employee benefits, human resources, compensation and change management. These services are provided by Aon Consulting Worldwide, Inc. which is also a subsidiary of Aon Group.

      Aon Group revenues grew significantly in 1997, 1998 and 1999 when the Registrant acquired, among other companies, Alexander & Alexander Services Inc. ("A&A"), The Minet Group, and Jauch & Hubener in 1997; Le Blanc de Nicolay, Gil y Carvajal and Auto Insurance Specialists, Inc. in 1998; and the Nikols Group, Presidium Holdings, Inc. and Societe Generale d' Assurance et de Prevoganie in 1999.

      Aon's Insurance Underwriting segment is comprised of direct sales life and accident and health insurance, extended warranty, specialty and other insurance products. Combined Insurance Company of America ("Combined Insurance") engages in the marketing and underwriting of life and accident and health insurance products. Virginia Surety Company, Inc. and London General Insurance Company Limited offer extended warranty and specialty insurance products.

      The Registrant hereby incorporates by reference pages 8 through 17, 19 through 21, and pages 49 and 50 of the Annual Report to Stockholders of the Registrant for the Year 1999 ("Annual Report").


COMPETITION AND INDUSTRY POSITION

(1)  INSURANCE BROKERAGE AND OTHER SERVICES

      Aon Group, Inc. ("Aon Group"); Aon Risk Services Companies, Inc. ("Aon Risk Services Companies"); Aon Holdings bv ("Aon Holdings"); Aon Services Group, Inc. ("Aon Services Group"); Aon Re Worldwide, Inc. ("Aon Re"); Aon Group Limited ("AGL"); Alternative Market Operations ("AMO").

      Aon Group is the holding company for the subsidiaries which conduct the Registrant's commercial brokerage and consulting operations. Aon Group companies have 550 offices around the world in 120 countries. In 1999, Aon Group employed over 39,000 professionals and support personnel to serve the diverse needs of clients.

      Aon Risk Services Companies' subsidiaries operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms as well as individual brokers and agents and direct writers of insurance coverage. Aon Risk Services Companies' subsidiaries provide risk management services, including insurance placement, claims management, loss control and administrative services. It has also developed certain specialist niche areas such as marine, aviation, directors and officers liability, financial institutions, construction, energy, media and entertainment. In 1999, significant investments were made in professional talent, technology and the development of specialized products and services to meet the evolving needs of clients.

      Subsidiaries of Aon Risk Services Companies and Aon Holdings operate through owned offices in North America and Europe, as well as in South America, Africa, Australia and Asia. The acquisition of A&A significantly augmented the Registrant's presence in Latin America, Asia, Africa and Australia, and the acquisitions of Jauch &

Hubener, Le Blanc de Nicolay, Gil y Carvajal and The Nikols Group strengthened the Registrant's presence throughout Europe.

      Aon Services Group addresses the highly specialized product development, consulting and administrative risk management needs of professional groups, service businesses, governments, healthcare providers and commercial organizations. It also provides underwriting management skills, claims and risk management expertise, and third-party administration services to insurance companies. Aon Services Group operating subsidiaries market and broker both the primary and reinsurance risks of these programs. For individuals and businesses, Aon Services Group provides affinity products for professional liability, life, disability income and personal lines. The acquisition of The Minet Group by the Registrant augmented Aon Services Group's already strong expertise in wholesale brokerage and professional liability programs. The 1998 acquisition of Auto Insurance Specialists, Inc., an insurance broker specializing in automobile insurance coverages, gives Aon Services Group a significant presence in that market with opportunities for wide geographic application.

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

      AMO was established by Aon in late 1997 and is a leader in specialty underwriting solutions and custom-designed products and services. Several of AMO's specialties include entertainment, public entities, professional liability, workers compensation, and media business and financial institutions.


(2)  CONSULTING

Aon Consulting Worldwide, Inc. ("Aon Consulting")

      Subsidiaries of Aon Consulting (and the European benefits operations of Aon Holdings) serve the employee benefit needs of clients around the world. Aon Consulting is one of the world's largest integrated human resources consulting organizations. Focusing on the increasing demand for outsourcing solutions, Aon Consulting targets emerging businesses, IPOs, recent mergers and acquisitions and corporations that are reengineering staff functions.

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

      The Registrant's insurance underwriting subsidiaries are part of a highly competitive industry that serves individual consumers in North America, Europe, Latin America and the Pacific by providing accident and health coverage, traditional life insurance and extended warranties through distribution networks most of which are directly owned by the Registrant's subsidiaries.

      The life and accident and health distribution network encompasses primarily the agents of Combined Insurance and CLICNY ( which operates exclusively in the State of New York). With more than five million policy-holders, Combined Insurance has more individual accident policies in force than any other United States company. Combined Insurance, the Registrant's principal life and accident and health insurer, has a direct sales force of several thousand career agents calling on individuals to sell a broad spectrum of accident and health products and is one of the few companies with agents that call on customers every six months to renew coverage and to sell additional coverage. Combined Insurance's current product portfolio often allows policy-holders the option of paying premiums monthly through a pre-authorized check mechanism. Those policyholders are still called on by an agent to add additional coverage. Combined Insurance offers a wide range of accident-only and sickness-only insurance products, including short-term disability, cancer aid, Medicare supplement, disability income and long-term care coverage. Most of Combined Insurance's products are primarily fixed indemnity obligations, thereby not subject to escalating medical costs. Combined Insurance offers a simplified accident and sickness long-term disability policy. In addition to its traditional business, Combined Insurance has expanded its product distribution through payroll deduction, worksite marketing programs. Combined Insurance's business is conducted by the Registrant's operations in the United States, Canada, Latin America, Europe and Asia Pacific. Combined Insurance and CLICNY market whole life products through direct sales career agents in the United States.

      The Registrant's extended warranty and specialty insurance business, conducted by VSC subsidiaries in North America, South America and Asia Pacific and London General in Europe, is composed primarily of extended warranty insurance products, professional liability insurance coverages, workers' compensation and specialty financial institution coverages. VSC and London General are among the world's largest underwriters of consumer extended warranties. The automobile warranty products are sold in the United States, Canada, the United Kingdom, Ireland, France, The Netherlands, Belgium, Spain, Argentina, Brazil, Australia and Japan. Aon Warranty Group handles the administration of certain extended warranty products on automobiles, electronic goods, personal computers and appliances. It serves manufacturers, distributors and retailers of major worldwide consumer product and financial institutions, associations and affinity groups in North America and in Europe.

(4)  DISCONTINUED OPERATIONS

      The Registrant hereby incorporates by reference note 4 of the Notes to Consolidated Financial Statements on page 35 of the Annual Report.


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

      Insurance companies must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced by the states in the United States, by industry self-regulating agencies in the United Kingdom, and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the United States utilize statutory accounting principles which are different from the generally accepted accounting principles used in stockholders' reports. The statutory accounting principles, in keeping with the intent to assure the protection of policyholders are based, in general, on a liquidation concept while generally accepted accounting principles are based on a going-concern concept.

      The state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). This Association seeks to promote uniformity of, and to enhance the state regulation of, insurance. Both the NAIC and the individual states continue to focus on the solvency of insurance companies and their conduct in the market place. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. Any increase in any solvency-related oversight by the states is not expected to have any significant impact on the insurance business of the Registrant.

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

      Recent federal and state laws and proposals mandating specific practices by medical insurers and the health care industry will not, because of the nature of the business of the Registrant's subsidiaries, materially affect the Registrant. Numerous states have had legislation introduced to reform the health care system and such legislation has passed in several states. While it is impossible to forecast the precise nature of future federal and state health care changes, the Registrant does not expect a major impact on its operations because of the supplemental nature of most of the policies issued by its insurance subsidiaries and because the coverages are primarily purchased to provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits. Congress has passed the Financial Services Modernization Act commonly known as S 900 or the Gramm, Leach, Bliley Act. While S 900 makes substantial changes in allowing financial organizations to diversify, the Registrant does not believe the enactment of S 900 will have a material effect on the business of its insurance institutions.


CLIENTELE

      No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant.


EMPLOYEES

      The Registrant's subsidiaries had approximately 50,000 employees at the end of 1999 of whom approximately 42,000 are salaried and hourly employees and the remaining 8,000 are sales representatives who are generally compensated wholly or primarily by commission.


ITEM 2.  PROPERTIES.

      The Registrant's subsidiaries own and occupy office buildings in six states and certain foreign countries, and lease office space elsewhere in the United States and in various foreign cities. Loss of the use of any owned or leased property, while potentially disruptive, would have no material impact on the Registrant.

ITEM 3.  LEGAL PROCEEDINGS.

      The Registrant hereby incorporates by reference note 13 of the Notes to Consolidated Financial Statements on pages 47 and 48 of the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. The executive officers of the Registrant were elected to their current positions on April 16, 1999 to serve until the meeting of the Board following the annual meeting of stockholders on April 18, 2000. Ages shown are as of December 31, 1999.

      For information concerning certain directors and executive officers of the Registrant, see item 10 below. As of March 24, 2000, the following individuals are also executive officers of the Registrant as defined in Rule 16a-1(f):

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

Harvey N. Medvin, 63             1972      Mr.  Medvin   became  Vice  President
Executive Vice President and               and Chief  Financial  Officer of  the
Chief Financial Officer                    Registrant in 1982 and was elected to
                                           his  current  position  in  1987.  He
                                           also serves as a Director or  Officer
                                           of   certain   of   the  Registrant's
                                           subsidiaries.

Daniel T. Cox, 53                1986      Mr. Cox was  elected  to his  current
Executive Vice President                   position in 1991  and, prior to their
                                           sale in 1996, had served as  Chairman
                                           and    Chief   Executive  Officer  of
                                           certain of  the  Registrant's  under-
                                           writing  subsidiaries.   Mr. Cox  has
                                           headed  the   Registrant's   benefits
                                           consulting  operation  since 1987. He
                                           also serves as  Director  or  Officer
                                           of  certain  of   the    Registrant's
                                           subsidiaries.

Michael A. Conway, 52            1990      Mr.  Conway  was  Vice  President  of
Senior Vice President and                  Combined   Insurance   from  1980  to
Senior Investment Officer                  1984.   Following  other  employment,
                                           Mr. Conway  rejoined  the  Registrant
                                           in 1990 as Senior Vice  President  of
                                           Combined Insurance  and  was  elected
                                           to  his current position in 1991.  He
                                           also  serves as  Director or  Officer
                                           of  certain   of   the   Registrant's
                                           subsidiaries.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

      The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York, Chicago and London stock exchanges. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data on page 52 of the Annual Report.

      The Registrant had approximately 13,300 holders of record of its Common Shares as of February 23, 2000.

      The Registrant hereby incorporates by reference note 9 of the Notes to Consolidated Financial Statements on page 40 of the Annual Report.


ITEM 6.  SELECTED FINANCIAL DATA.

      The Registrant hereby incorporates by reference the "Selected Financial Data" table on page 52 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Registrant hereby incorporates by reference "Financial and Operations Highlights - Management's Discussion and Analysis" on pages 18 through 24 and "Information Concerning Forward-Looking Statements" on page 54 of the Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Registrant hereby incorporates by reference "Market Risk Exposure" on pages 23 and 24 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Registrant hereby incorporates by reference the following statements, notes and data from the Annual Report.
                                                                     Page(s)
                                                                     -------
            Consolidated Financial Statements .....................  25 - 29
            Notes to Consolidated Financial Statements ............  30 - 50
            Report of Ernst & Young LLP, Independent Auditors .....     51
            Quarterly Financial Data ..............................     53


ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Registrant hereby incorporates by reference the information on pages 3, 6 and 7 of the Proxy Statement For The Annual Meeting of the Stockholders on April 18, 2000, of the Registrant ("Proxy Statement") concerning the following Directors of the Registrant, each of whom also serves as an executive officer of the Registrant as defined in Rule 16a-1(f): Patrick G. Ryan, Michael D. O'Halleran and Raymond I. Skilling. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. The Registrant also hereby incorporates by reference the information on pages 10 through 12 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.

      The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 1999 Fiscal Year" and "Pension Plan Table" on pages 14 through 17 of the Proxy Statement.


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) and (2). The Registrant has incorporated by reference from the Annual Report (see Item 8) the following consolidated financial statements of the Registrant and subsidiaries:

                                                                                            Annual
                                                                                            Report
                                                                                            Page(s)
                                                                                            -------

Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997               25

Consolidated Statements of Financial Position - As of December 31, 1999 and 1998             26-27

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999,
  1998 and 1997                                                                                28

Consolidated  Statements of Cash Flows - Years Ended December 31, 1999, 1998 and
  1997                                                                                         29

Notes to Consolidated Financial Statements                                                   30-50

Report of Ernst & Young LLP, Independent Auditors                                              51

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

                                                                       Schedule
                                                                       --------
      Condensed Financial Information of Registrant                        I
      Valuation and Qualifying Accounts                                   II


All other schedules for Aon Corporation and Subsidiaries have been omitted because the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the respective financial statements or notes thereto. The following supplementary schedules have been provided for Aon Corporation and Subsidiaries as they relate to the insurance underwriting operations:

                                                                       Schedule
                                                                       --------
      Summary of Investments Other than Investments in Related Parties    II.1
      Reinsurance                                                         II.2
      Supplementary Insurance Information                                 II.3


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

      (g)   Resolutions establishing the terms of the 6.90 % Notes Due 2004.

      (h) Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 of the Registrant's Amendment No. 1 to Registration Statement on Form S-4 No. 333-21237 dated March 27, 1997 (the "Capital Securities Registration").

      (i) First Supplemental Indenture dated as of January 13, 1997 between the Registrant and the Bank of New York, as trustee - incorporated by reference to Exhibit 4.2 of the Capital Securities Registration.

      (j)   Certificate of Trust of Aon Capital A - incorporated by reference to
            Exhibit 4.3 of the Capital Securities Registration.

      (k) Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities - incorporated by reference to Exhibit 4.5 of the Capital Securities Registration.

      (l) Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and the Bank of New York, as guarantee trustee - incorporated by reference to Exhibit 4.8 of the Capital Securities Registration.

      (m) Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.10 of the Capital Securities Registration.

      (n) Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.11 of the Capital Securities Registration.

      (o) Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.12 of the Capital Securities Registration.

      (p) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

      (q) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc. - incorporated by reference to Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

      (r) Registration rights agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick
            G. Ryan and Andrew J. McKenna) - incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

      (s) Aon Corporation Outside Director Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates.

      (t) Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin - incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

      (u)   Statement  regarding  Computation  of  Ratio  of  Earnings  to Fixed
            Charges.

      (v) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

      (w) Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan - incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

      (x) Annual Report to Stockholders of the Registrant for the year ended December 31, 1999 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

      (y)   List of Subsidiaries of the Registrant.

      (z) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of its report included in the 1999 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037, 333-21237, 333-50607, 333-55773
            and 333-78723.

      (aa) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1999 - to be filed by amendment as provided in Rule 15d- 21(b).

      (ab)  Executive Compensation Plans and Arrangements:

            (A) Aon Stock Option Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10 (a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").

            (B) First Amendment to the Aon Stock Option Plan as Amended and Restated Through 1997- incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q").

            (C) Aon Stock Award Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.

            (D) First Amendment to the Aon Stock Award Plan as Amended and Restated Through 1997- incorporated by reference to Exhibit 10(b) to the First Quarter 1999 Form 10-Q.

            (E) Aon Corporation 1995 Senior Officer Incentive Compensation Plan incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

            (F) Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan - incorporated by reference to
                  Exhibit 10(q) of the 1995 Form 10-K.

            (G)   1999 Aon Deferred Compensation Plan.

            (H) Employment Agreement dated June 1, 1993 by and among the Registrant, Aon Risk Services, Inc. and Michael D. O'Halleran, incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

            (I) Aon Severance Plan - incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report to the Securities and Exchange Commission and Form 10-Q for the quarter ended June 30, 1997.

      (ac) Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10- Q for the period ended June 30, 1992.

      (ad) Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995 - incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

      (ae) Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995 - incorporated by reference to Exhibit 10(t) of the 1995 Form 10-K.

      (af) Agreement and Plan of Merger among the Registrant; Subsidiary Corporation, Inc. ("Purchaser"); and Alexander & Alexander Services Inc. ("A&A") dated as of December 11, 1996 - incorporated by reference to Exhibit (c)(1) of the Registrant's Tender Offer
            Statement on Schedule 14D-1 filed by the Registrant with the Securities and Exchange Commission ("SEC") on December 16, 1996 (the "Schedule 14D-1").

      (ag) First Amendment to Agreement and Plan of Merger, dated as of January 7, 1997, among the Registrant, Purchaser and A&A - incorporated by reference to Exhibit (c)(3) to the Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

(b)   Reports on Form 8-K.

            The Registrant filed no Current Reports on Form 8-K during the last quarter of the Registrant's year ended December 31, 1999.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2000.

                                                Aon Corporation



                                                By:  /s/ PATRICK G. RYAN
                                                     -------------------
                                                     Patrick G. Ryan, Chairman
                                                     and Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                      DATE
         ---------                    -----                      ----


     /s/ PATRICK G. RYAN         Chairman, Chief Executive  March 17, 2000
----------------------------        Officer and Director
      Patrick G. Ryan          (Principal Executive Officer)


     /s/DANIEL T. CARROLL            Director               March 17, 2000
----------------------------
     Daniel T. Carroll


    /s/FRANKLIN A. COLE              Director               March 17, 2000
----------------------------
     Franklin A. Cole


   /s/EDGAR D. JANNOTTA              Director               March 17, 2000
----------------------------
     Edgar D. Jannotta


    /s/LESTER B. KNIGHT              Director               March 17, 2000
----------------------------
     Lester B. Knight


     /s/PERRY J. LEWIS               Director               March 17, 2000
----------------------------
      Perry J. Lewis


   /s/ANDREW J. McKENNA              Director               March 17, 2000
----------------------------
     Andrew J. McKenna


    /s/NEWTON N. MINOW               Director               March 17, 2000
----------------------------
      Newton N. Minow

         SIGNATURE                    TITLE                      DATE
         ---------                    -----                      ----


  /s/RICHARD C. NOTEBAERT            Director               March 17, 2000
----------------------------
   Richard C. Notebaert


 /s/MICHAEL D. O'HALLERAN            Director               March 17, 2000
----------------------------
   Michael D. O'Halleran



   /s/DONALD S. PERKINS              Director               March 17, 2000
----------------------------
     Donald S. Perkins


  /s/JOHN W. ROGERS, JR.             Director               March 17, 2000
----------------------------
    John W. Rogers, Jr.


   /s/GEORGE A. SCHAEFER             Director               March 17, 2000
----------------------------
    George A. Schaefer


  /s/RAYMOND I. SKILLING             Director               March 17, 2000
----------------------------
    Raymond I. Skilling


     /s/FRED L. TURNER               Director               March 17, 2000
----------------------------
      Fred L. Turner


    /s/ARNOLD R. WEBER               Director               March 17, 2000
----------------------------
      Arnold R. Weber


     /s/CAROLYN Y. WOO               Director               March 17, 2000
----------------------------
      Carolyn Y. Woo


    /s/HARVEY N. MEDVIN      Executive Vice President       March 17, 2000
----------------------------   and Chief Financial
     Harvey N. Medvin               Officer
                            (Principal Financial and
                               Accounting Officer)

                                                                            SCHEDULE I

                                   Aon Corporation
                                  (Parent Company)
                     CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                                   As of December 31
                                                               ------------------------
 (millions)                                                       1999         1998
                                                               -----------  -----------

 ASSETS
       Investments in subsidiaries ........................       $ 5,585      $ 5,305
       Notes receivable - subsidiaries ....................           447          239
       Cash and cash equivalents ..........................            17            6
       Other assets .......................................           123           84
                                                               -----------  -----------
           Total Assets ...................................       $ 6,172      $ 5,634
                                                               ===========  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
       LIABILITIES
       Short-term borrowings ..............................       $   823      $   436
       6.3% long-term debt securities .....................           100          100
       7.4% long-term debt securities .....................           100          100
       6.875% long-term debt securities....................             -          100
       6.9% long-term debt securities .....................           250            -
       6.7% long-term debt securities .....................           150          150
       Subordinated debt ..................................           800          800
       Notes payable - subsidiaries .......................           622          588
       Notes payable - other ..............................            70           70
       Debt guarantee of employee stock ownership plan ....             -           17
       Accrued expenses and other liabilities .............           156          206
                                                               -----------  -----------
           TOTAL LIABILITIES ..............................         3,071        2,567
                                                               -----------  -----------

       Redeemable Preferred Stock ........................             50           50

       STOCKHOLDERS' EQUITY
       Common stock .......................................           259          172
       Paid-in additional capital .........................           525          450
       Accumulated other comprehensive loss ...............          (309)        (116)
       Retained earnings ..................................         2,905        2,782
       Less treasury stock at cost ........................           (90)         (58)
       Less deferred compensation .........................          (239)        (213)
                                                               -----------  -----------
           TOTAL STOCKHOLDERS' EQUITY .....................         3,051        3,017
                                                               -----------  -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....       $ 6,172      $ 5,634
                                                               ===========  ===========
 See notes to condensed financial statements.

                                                                          SCHEDULE I
                                                                          (Continued)

                                           Aon Corporation
                                          (Parent Company)
                                   CONDENSED STATEMENTS OF INCOME


                                                                 Years Ended December 31
                                                               ----------------------------
 (millions)                                                      1999      1998      1997
                                                               --------  --------  --------

 REVENUE
       Dividends from subsidiaries ........................      $ 467     $ 351     $ 180
       Other investment income ............................         20        69        51
                                                               --------  --------  --------
            TOTAL REVENUE .................................        487       420       231
                                                               --------  --------  --------


 EXPENSES
       Operating and administrative .......................         13        20         6
       Interest - subsidiaries ............................         96        94        85
       Interest - other ...................................         85        76        62
                                                               --------  --------  --------
            TOTAL EXPENSES ................................        194       190       153
                                                               --------  --------  --------


 INCOME BEFORE INCOME TAXES AND EQUITY (DEFICIT) IN
      UNDISTRIBUTED INCOME OF SUBSIDIARIES ................        293       230        78
       Income tax benefit .................................         70        54        43
                                                               --------  --------  --------
                                                                   363       284       121
 EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES..        (11)      257       178
                                                               --------  --------  --------
       NET INCOME .........................................      $ 352     $ 541     $ 299
                                                               ========  ========  ========
-------------------------------------------------------------------------------------------
 See notes to condensed financial statements.

                                                                               SCHEDULE I
                                                                               (Continued)

                                        Aon Corporation
                                        (Parent Company)
                               CONDENSED STATEMENTS OF CASH FLOWS


                                                                       Years Ended December 31
                                                                    ------------------------------
 (millions)                                                           1999      1998       1997
                                                                    --------  ---------  ---------


 CASH FLOWS FROM OPERATING ACTIVITIES ............................  $   287    $   445    $   124

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments in subsidiaries ...............................     (363)       (93)    (1,355)
       Notes receivables from subsidiaries .......................     (208)       (16)      (135)
                                                                    --------  ---------  ---------
            CASH USED BY INVESTING ACTIVITIES ....................     (571)      (109)    (1,490)
                                                                    --------  ---------  ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Treasury stock transactions - net .........................      (66)       (18)        21
       Issuance (repayment) of short-term borrowings - net .......      387       (328)       542
       Issuance of  company-obligated mandatorily redeemable
               preferred capital securities of subsidiary trust ..        -          -        800
       Issuance of notes payable and long-term debt ..............      284        200        114
       Repayment of long-term debt ...............................     (100)         -          -
       Retirement of preferred stock .............................        -          -       (136)
       Cash dividends to stockholders ............................     (210)      (194)      (182)
                                                                    --------  ---------  ---------
            CASH PROVIDED (USED) BY FINANCING ACTIVITIES .........      295       (340)     1,159
                                                                    --------  ---------  ---------


 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................       11         (4)      (207)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................        6         10        217
                                                                    --------  ---------  ---------
 CASH AND CASH EQUIVALENTS AT END OF YEAR ........................  $    17    $     6    $    10
                                                                    ========  =========  =========
 See notes to condensed financial statements.

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

(2) Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $170 million may be subject to approval by regulatory authorities.

(3)   Subsidiary Guarantees
      ---------------------
      In 1998, Aon guaranteed a committed bank credit facility under which certain European subsidiaries can borrow up to EUR 400 million. At December 31, 1999, loans of EUR 347 million ($351 million) were outstanding under this facility.

      An indirect wholly-owned subsidiary of Aon Corporation manages various investment portfolios, totaling $297 million at December 31, 1999, held in a collateral trust for the benefit of certain unaffiliated entities and is obligated to produce specified investment returns for those portfolios. Aon Corporation has unconditionally guaranteed the obligations of this subsidiary.

(4) During 1998, Aon Corporation (Parent Company) reclassified $523 million of notes receivables-subsidiaries to investments in subsidiaries related to its brokerage operations.

                                                                                                         SCHEDULE II
                                               Aon CORPORATION and SUBSIDIARIES
                                               VALUATION AND QUALIFYING ACCOUNTS
                                        Years Ended December 31, 1999, 1998 and 1997


 (MILLIONS)                                                        ADDITIONS
                                                          ----------------------------
                                                                           CHARGED/
                                            BALANCE AT     CHARGED TO     (CREDITED)                      BALANCE
                                             BEGINNING      COST AND       TO OTHER      DEDUCTIONS       AT END
 DESCRIPTION                                  OF YEAR       EXPENSES       ACCOUNTS          (1)          OF YEAR
--------------------------------------------------------  -------------  -------------  -------------  -------------
 YEAR ENDED DECEMBER 31, 1999
 ----------------------------
   Reserve for losses  (2)
   (deducted from other long-term investments)      $ 9            $ -           $ (9)           $ -            $ -

   Allowance for doubtful accounts (3)
   (deducted from insurance brokerage
        and consulting receivables)                  93             12             (3)           (14)            88

   Allowance for doubtful accounts
   (deducted from premiums and other)                 6              1              -             (1)             6


 YEAR ENDED DECEMBER 31, 1998
 ----------------------------
   Reserve for losses (2)
   (deducted from other long-term investments)      $ 9            $ -            $ -            $ -            $ 9

   Allowance for doubtful accounts (3)
   (deducted from insurance brokerage
        and consulting receivables)                  81             20             (5)            (3)            93

   Allowance for doubtful accounts
   (deducted from premiums and other)                 5              1              -              -              6


 YEAR ENDED DECEMBER 31, 1997
 ----------------------------
   Reserve for losses (2)
   (deducted from other long-term investments)      $ 5            $ -            $ 4            $ -            $ 9

   Allowance for doubtful accounts (3)
   (deducted from insurance brokerage
        and consulting receivables)                  60              9             27            (15)            81

   Allowance for doubtful accounts
   (deducted from premiums and other)                 3              2              -              -              5


(1)   Amounts deemed to be uncollectible.
(2) Amounts shown in additions charged/(credited) to other accounts represent (income) losses on disposals.
(3) Amounts shown in additions charged/(credited) to other accounts represent reserves related to acquired business and foreign exchange.

                                                                                 SCHEDULE II.1
                                    Aon Corporation and Subsidiaries
                                 CONSOLIDATED SUMMARY OF INVESTMENTS -
                              OTHER THAN INVESTMENTS IN RELATED PARTIES
                                       AS OF DECEMBER 31, 1999
                                                                                             Amount Shown
                                                                                             in Statement
                                                     Amortized               Fair            of Financial
 (millions)                                          Cost or Cost            Value              Position
                                                     ------------         ------------       ------------

 FIXED MATURITIES - AVAILABLE FOR SALE:
     US government and agencies ...................     $    170             $    160            $    160
     States and political subdivisions ............            8                    7                   7
     Debt securities of foreign governments
          not classified as loans .................          755                  750                 750
     Corporate securities .........................        1,530                1,450               1,450
     Public utilities .............................           47                   45                  45
     Mortgage-backed securities ...................           44                   43                  43
     Other fixed maturities .......................           43                   42                  42
                                                     ------------         ------------       ------------
          TOTAL FIXED MATURITIES ..................        2,597                2,497               2,497
                                                     ------------         ------------       ------------

 EQUITY SECURITIES - AVAILABLE FOR SALE:
     Common stocks:
         Public utilities .........................            2                    1                   1
         Banks, trusts and insurance companies ....          151                  149                 149
         Industrial, miscellaneous and all other ..          125                  103                 103
     Non-redeemable preferred stocks ..............          384                  321                 321
                                                     ------------         ------------       ------------
          TOTAL EQUITY SECURITIES .................          662                  574                 574
                                                     ------------         ------------       ------------

 Mortgage loans on real estate ....................            4 *                                      4 *
 Real estate - net of depreciation ................           10 *                                     10 *
 Policy loans .....................................           65 *                                     65 *
 Other long-term investments ......................          672 *                                    672 *
 Short-term investments ...........................        2,362                                    2,362
                                                     ------------                            ------------
          TOTAL INVESTMENTS .......................     $  6,372                                 $  6,184
                                                     ------------                            ------------

* These   investment   categories  are  combined  and  are  shown  as  other
  investments in the Statement of Financial Position.

                                                                                                     SCHEDULE  II.2

                                                                  Aon Corporation and Subsidiaries
                                                                             REINSURANCE


                                                  Y e a r   E n d e d   D e c e m b e r   3 1 ,   1 9 9 9
                                       --------------------------------------------------------------------------------------
                                                            Ceded to           Assumed                        Percentage of
 (millions)                                 Gross             other          from other                           amount
                                            amount          companies         companies        Net amount     assumed to net
                                       --------------------------------------------------------------------------------------

 LIFE INSURANCE IN FORCE ............        $ 14,444          $ 15,902          $  7,567         $  6,109       124%
                                       ===============  ================  ================  ===============  ================

 PREMIUMS
     Life Insurance .................        $    227          $     93          $      2         $    136         2%
     A&H Insurance ..................           1,167               257                91            1,001         9%
     Specialty Property & Casualty ..             860               274                85              671        13%
                                       ---------------  ----------------  ----------------  ---------------  ----------------
       TOTAL PREMIUMS ...............        $  2,254          $    624          $    178         $ 1,808         10%
                                       ===============  ================  ================  ===============  ================



                                                  Y e a r   E n d e d   D e c e m b e r   3 1 ,   1 9 9 8
                                       --------------------------------------------------------------------------------------
                                                            Ceded to           Assumed                        Percentage of
                                            Gross             other          from other                           amount
                                            amount          companies         companies        Net amount     assumed to net
                                       --------------------------------------------------------------------------------------

 LIFE INSURANCE IN FORCE ............        $ 10,653          $  9,813          $  5,510         $  6,350        87%
                                       ===============  ================  ================  ===============  ================

 PREMIUMS
     Life Insurance .................        $    235          $    103          $      7         $    139         5%
     A&H Insurance ..................           1,134               235                46              945         5%
     Specialty Property & Casualty ..             734               241                96              589        16%
                                       ---------------  ----------------  ----------------  ---------------  ----------------
       TOTAL PREMIUMS ...............        $  2,103          $    579          $    149         $  1,673         9%
                                       ===============  ================  ================  ===============  ================



                                                  Y e a r   E n d e d   D e c e m b e r   3 1 ,   1 9 9 7
                                       --------------------------------------------------------------------------------------
                                                            Ceded to           Assumed                        Percentage of
                                            Gross             other          from other                           amount
                                            amount          companies         companies        Net amount     assumed to net
                                       --------------------------------------------------------------------------------------

 LIFE INSURANCE IN FORCE ............        $ 10,438          $ 12,515          $  8,823         $  6,746       131%
                                       ===============  ================  ================  ===============  ================

 PREMIUMS
     Life Insurance .................        $    214          $    154          $     86         $    146        59%
     A&H Insurance ..................           1,073               278               140              935        15%
     Specialty Property & Casualty ..             634               178                72              528        14%
                                       ---------------  ----------------  ----------------  ---------------  ----------------
       TOTAL PREMIUMS ...............        $  1,921          $    610          $    298         $  1,609        19%
                                       ===============  ================  ================  ===============  ================

                                                                                         SCHEDULE  II.3
                                      Aon Corporation and Subsidiaries
                                    SUPPLEMENTARY INSURANCE INFORMATION

                                                            Future
                                                            policy
                                                           benefits   Unearned
                                                Deferred    losses,   premiums
                                                 policy     claims    and other                     Net
                                               acquistion  and loss  policyholders'  Premium    investment
(millions)                                       costs     expenses     funds        revenue      income(1)
                                              ----------- ------------ ----------- ------------ -----------

YEAR ENDED DECEMBER 31, 1999
----------------------------

    Insurance brokerage and other services    $        -  $         -  $        -  $         -  $      159
    Consulting                                         -            -           -            -           3
    Insurance underwriting                           636        1,769       3,219        1,808         251
    Corporate and other                                -            -           -            -         164
                                              ----------- ------------ ----------- ------------ -----------
              TOTAL                           $      636  $     1,769  $    3,219  $     1,808  $      577
                                              =========== ============ =========== ============ ===========

YEAR ENDED DECEMBER 31, 1998
----------------------------

    Insurance brokerage and other services    $        -  $         -  $        -  $         -  $      194
    Consulting                                         -            -           -            -           6
    Insurance underwriting                           573        1,765       3,058        1,673         240
    Corporate and other                                -            -           -            -         150
                                              ----------- ------------ ----------- ------------ -----------
              TOTAL                           $      573  $     1,765  $    3,058  $     1,673  $      590
                                              =========== ============ =========== ============ ===========


YEAR ENDED DECEMBER 31, 1997
----------------------------

    Insurance brokerage and other services    $        -  $         -  $        -  $         -  $      163
    Consulting                                         -            -           -            -           6
    Insurance underwriting                           549        1,752       2,698        1,609         214
    Corporate and other                                -            -           -            -         117
                                              ----------- ------------ ----------- ------------ -----------
              TOTAL                           $      549  $     1,752  $    2,698  $     1,609  $      500
                                              =========== ============ =========== ============ ===========



                                                            Benefits   Amortization
                                                             claims,   of deferred
                                             Commissions,  losses and    policy       Other
                                                 fees     settlement   acquisition  operating    Premiums
 (millions)                                    and other    expenses      costs      expenses   written(2)
                                              ----------- ------------ ----------- ------------ -----------

YEAR ENDED DECEMBER 31, 1999
----------------------------

    Insurance brokerage and other services    $    3,985  $         -  $        -  $     3,651  $        -
    Consulting                                       653            -           -          698           -
    Insurance underwriting                            47          973         247          596       1,787
    Corporate and other                                -            -           -          270           -
                                              ----------- ------------ ----------- ------------ -----------
              TOTAL                           $    4,685  $       973  $      247  $     5,215  $    1,787
                                              =========== ============ =========== ============ ===========



YEAR ENDED DECEMBER 31, 1998
----------------------------

    Insurance brokerage and other services    $    3,588  $         -  $        -  $     3,119  $        -
    Consulting                                       609            -           -          547           -
    Insurance underwriting                            33          896         216          551       1,668
    Corporate and other                                -            -           -          233           -
                                              ----------- ------------ ----------- ------------ -----------
              TOTAL                           $    4,230  $       896  $      216  $     4,450  $    1,668
                                              =========== ============ =========== ============ ===========


YEAR ENDED DECEMBER 31, 1997
----------------------------

    Insurance brokerage and other services    $    3,058  $         -  $        -  $     2,917  $        -
    Consulting                                       547            -           -          508           -
    Insurance underwriting                            35          842         208          530       1,596
    Corporate and other                                2            -           -          204           -
                                              ----------- ------------ ----------- ------------ -----------
              TOTAL                           $    3,642  $       842  $      208  $     4,159  $    1,596
                                              =========== ============ =========== ============ ===========

(1) The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances. Results include income (loss) on disposals of investments.
(2)   Net of reinsurance ceded.

                         Cross Reference Sheet, Pursuant
                           to General Instruction G(4)


Item in Form 10-K                            Incorporated by Reference to
-----------------                            ----------------------------

PART I
------

Item 1. Business                             Annual  Report to  Stockholders  of
                                             the  Registrant  for the Year  1999
                                             ("Annual  Report")  pages 8 through
                                             17, 19 through 21,  and  pages  35,
                                             49 and 50.

Item 3. Legal  Proceedings                   Annual Report pages 47 and 48 (note
                                             13   of   Notes   to   Consolidated
                                             Financial Statements).

PART II
-------

Item 5. Market for the Registrant's          Annual  Report  page 40  (note 9 of
        Common Stock and Related             Notes  to  Consolidated   Financial
        Security Holder Matters              Statements) and page 52 ("Dividends
                                             paid per share" and "Price range").

Item 6. Selected Financial Data              Annual Report page 52.

Item 7. Management's  Discussion             Annual  Report  pages  18  through
        and Analysis of Financial            24 and   page  54   ( "Information
        Condition and Results of             Concerning         Forward-Looking
        Operations                           Statements").


Item 7A. Quantitative and Qualitative        Annual   Report  pages  23  and  24
         Disclosures about Market Risk       ("Market Risk Exposure").


Item 8. Financial Statements and             Annual  Report  pages 25 through 50
        Supplementary Data                   and 53.


PART III
--------

Item 10. Directors and Executive             Proxy  Statement For Annual Meeting
         Officers of the Registrant          of  Stockholders  on April 18, 2000
                                             of    the    Registrant     ("Proxy
                                             Statement")  pages  3, 6, 7, and 10
                                             through 12.

Item 11. Executive Compensation              Proxy  Statement  pages 14  through
                                             17.

Item 12. Security Ownership of               Proxy Statement pages 2, 9 and 10.
         Certain Beneficial Owners
         and Management


Item 13. Certain Relationships and           Proxy Statement page 21
         Related Transactions                ("Transactions With Management").


PART IV
-------

Item 14. Exhibits, Financial Statement       Annual Report pages 25 through 50.
         Schedules, And Reports on
         Form 8-K

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

      (c)   Resolutions   establishing   the  terms  of  6.70%  Notes  Due  2003
            incorporated by reference to Exhibit 4(c) to the 1993 Form 10-K.

      (d)   Resolutions   establishing   the  terms  of  6.30%  Notes  Due  2004
            incorporated by reference to Exhibit 4(d) to the 1993 Form 10-K.

      (e)   Resolutions establishing the terms of 6.90% Notes due 2004.

      (f) Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 of the Registrant's Amendment No. 1 to Registration Statement on Form S-4 No. 333-21237 dated March 27, 1997 (the "Capital Securities Registration").

      (g) First Supplemental Indenture dated as of January 13, 1997 between the Registrant and the Bank of New York, as trustee - incorporated by reference to Exhibit 4.2 of the Capital Securities Registration.

      (h)   Certificate of Trust of Aon Capital A - incorporated by reference to
            Exhibit 4.3 of the Capital Securities Registration.

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                                    PAGE NUMBER OF
REGULATION                                                        SEQUENTIALLY
S-K, ITEM 601                                                     NUMBERED COPY
-------------                                                     -------------

      (i) Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities - incorporated by reference to Exhibit 4.5 of the Capital Securities Registration.

      (j) Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and the Bank of New York, as guarantee trustee - incorporated by reference to Exhibit 4.8 of the Capital Securities Registration.

      (k) Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.10 of the Capital Securities Registration.

      (l) Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.11 of the Capital Securities Registration.

      (m) Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.12 of the Capital Securities Registration.


(10)  Material Contracts:

      (a) Aon Stock Option Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").

      (b) First Amendment to the Aon Stock Option Plan as Amended and Restated Through 1997 - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange
            Commission on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q").

      (c) Registration Rights Agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (Including Patrick
            G. Ryan and Andrew J. McKenna) - incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

      (d) Aon Corporation Outside Director Deferred Compensation Agreement by and among Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates.

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                                    PAGE NUMBER OF
REGULATION                                                        SEQUENTIALLY
S-K, ITEM 601                                                     NUMBERED COPY
-------------                                                     -------------

      (e) Aon Stock Award Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.

      (f) First Amendment to the Aon Stock Award Plan as Amended and Restated Through 1997 - incorporated by reference to exhibit 10(b) to the First Quarter 1999 Form 10-Q.

      (g) Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin - incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

      (h) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc. - incorporated by reference to Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

      (i) Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan - incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

      (j) Aon Corporation 1995 Senior Officer Incentive Compensation Plan - incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

      (k) Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan - incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

      (l)   1999 Aon Deferred Compensation Plan.

      (m)   Aon Severance Plan - incorporated  by reference to Exhibit 10 to the
            Registrant's   Quarterly  Report  to  the  Securities  and  Exchange
            Commission on Form 10-Q for the quarter ended June 30, 1997.

      (n) Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

      (o) Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995 - incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

      (p) Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995 - incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

                                  EXHIBIT INDEX

EXHIBIT NUMBER                                                    PAGE NUMBER OF
REGULATION                                                        SEQUENTIALLY
S-K, ITEM 601                                                     NUMBERED COPY
-------------                                                     -------------

      (q) Agreement and Plan of Merger among the Registrant, Purchaser and A&A dated as of December 11, 1996 - incorporated by reference to Exhibit
            (c)(1) to the Registrant's Schedule 14D-1 filed with the SEC on December 16, 1996.

      (r) First Amendment to Agreement and Plan of Merger dated as of January 7, 1997 among the Registrant, Purchaser and A&A - incorporated by reference to Exhibit (c)(3) to Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

      (s) Employment Agreement dated June 1, 1993 by and among the Registrant, Aon Risk Services, Inc. and Michael D. O'Halleran, incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

(12)  Statements regarding Computation of Ratios.

      (a)   Statement regarding Computation of Ratio of Earnings to Fixed
            Charges.

      (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(13) Annual Report to Stockholders of the Registrant for the year ended December 31, 1999.

(21)  List of subsidiaries of the Registrant.


(23) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of their report included in the 1999 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037, 333-21237, 333-50607, 333-55773 and
      333-78723.

(99) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 1999 - to be filed by amendment as provided in Rule 15d-21(b).