Form 10-Q
period 2000-03-31
AON CORP
filed 2000-05-12
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            ---
                      OF THE SECURITIES AND EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         (312) 701-3000
         --------------
(Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

Number of shares of common stock outstanding:

                                                           No. Outstanding
                    Class                                   as of 3-31-00
                    -----                                   -------------

           $1.00 par value Common                            255,861,956

                                     Part 1
                              Financial Information
                                 Aon CORPORATION
             Condensed Consolidated Statements of Financial Position


 (millions)                                           As of           As of
                                                   March 31, 2000  Dec. 31, 1999
                                                   -----------------------------
 ASSETS                                             (UNAUDITED)

 Investments

   Fixed maturities at fair value                     $  2,509      $  2,497

   Equity securities at fair value                         555           574

   Short-term investments                                2,263         2,362

   Other investments                                       848           751
                                                   -------------  --------------
       Total investments                                 6,175         6,184


 Cash                                                      774           837


 Receivables

   Insurance brokerage and consulting
        services                                         6,299         6,230

   Premiums and other                                    1,201         1,116
                                                   -------------  --------------
       Total receivables                                 7,500         7,346


 Excess of cost over net assets purchased                3,335         3,359


 Other intangible assets                                   498           503


 Other assets                                            3,018         2,903

                                                   -------------  --------------
       Total Assets                                   $ 21,300      $ 21,132
                                                   =============  ==============




 (millions)                                            As of           As of
                                                   March 31, 2000  Dec. 31, 1999
                                                   -----------------------------
 Liabilities and Stockholders' Equity               (Unaudited)

 Insurance Premiums Payable                           $  7,837      $  7,643

 Policy Liabilities
   Future policy benefits                                1,009         1,005
   Policy and contract claims                              760           764
   Unearned and advance premiums                         2,050         2,012
   Other policyholder funds                              1,142         1,207
                                                    ------------  --------------
       Total policy liabilities                          4,961         4,988

 General Liabilities
   General expenses                                      1,573         1,731
   Short-term borrowings                                   343           303
   Notes payable                                         1,593         1,611
   Other liabilities                                     1,053           955
                                                    ------------  --------------
       Total Liabilities                                17,360        17,231


 Commitments and Contingent Liabilities

 Redeemable Preferred Stock                                 50            50

 Company-Obligated Mandatorily Redeemable
   Preferred Capital Securities of Subsidiary
   Trust Holding Solely the Company's Junior
   Subordinated Debentures                                 800           800


 Stockholders' Equity
   Common stock - $1 par value                             259           259
   Paid-in additional capital                              536           525
   Accumulated other comprehensive loss                   (338)         (309)
   Retained earnings                                     2,966         2,905
   Less - Treasury stock at cost                          (106)          (90)
          Deferred compensation                           (227)         (239)
                                                    ------------  --------------
       Total Stockholders' Equity                        3,090         3,051
                                                    ------------  --------------
       Total Liabilities and Stockholders' Equity     $ 21,300      $ 21,132
                                                    ============  ==============

 See the accompanying notes to the condensed consolidated financial statements.

                                        Aon Corporation
                          Condensed Consolidated Statements of Income
                                          (Unaudited)

                                                                                    First Quarter Ended
                                                                          ---------------------------------------
 (millions except per share data)                                                March 31,          March 31,
                                                                                   2000               1999
                                                                          ------------------- -------------------

 REVENUE
    Brokerage commissions and fees ..................................                $ 1,205             $ 1,112
    Premiums and other ..............................................                    468                 437
    Investment income ...............................................                    137                 150
                                                                                    ---------           ---------
       TOTAL REVENUE ................................................                  1,810               1,699
                                                                                    ---------           ---------

 EXPENSES
    General expenses ................................................                  1,271               1,309
    Benefits to policyholders .......................................                    252                 239
    Interest expense ................................................                     31                  21
    Amortization of intangible assets ...............................                     38                  34
                                                                                    ---------           ---------
       TOTAL EXPENSES ...............................................                  1,592               1,603
                                                                                    ---------           ---------

 INCOME BEFORE INCOME TAX AND MINORITY INTEREST                                          218                  96
    Provision for income tax ........................................                     85                  36
                                                                                    ---------           ---------
 INCOME BEFORE MINORITY INTEREST ....................................                    133                  60
    Minority interest - 8.205% trust preferred capital securities ...                    (10)                (10)
                                                                                    ---------           ---------
 NET INCOME .........................................................                $   123             $    50
                                                                                    =========           =========
    Preferred stock dividends .......................................                     (1)                 (1)
                                                                                    ---------           ---------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS .......................                $   122             $    49
                                                                                    =========           =========

 Net Income Per Share:
    Basic net income per share ......................................                $  0.47             $  0.19
                                                                                    =========           =========
    Dilutive net income per share ...................................                $  0.47             $  0.19
                                                                                    =========           =========

 CASH DIVIDENDS PAID ON COMMON STOCK ................................                $  0.21             $  0.19
                                                                                    =========           =========

 Dilutive average common and common equivalent shares outstanding ...                  260.5               261.8
                                                                                    ---------           ---------


See the accompanying notes to the condensed consolidated financial statements.

                                          Aon CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                                      First Quarter Ended
                                                                                     ----------------------
                                                                                      March 31,   March 31,
 (millions)                                                                             2000        1999
                                                                                     ----------   ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................     $ 123       $  50
   Adjustments to reconcile net income to cash provided by operating activities
      Insurance assets / liabilities net of reinsurance ............................        87          89
      Amortization of intangible assets ............................................        38          34
      Depreciation of property and equipment .......................................        44          44
      Income taxes .................................................................        17         (20)
      Special charge and purchase accounting liabilities (notes 7 and 10) ..........       (43)        138
      Brokerage insurance premiums payable - net ...................................       125         198
      Other ........................................................................      (245)       (270)
                                                                                        -------     -------
 CASH PROVIDED BY OPERATING ACTIVITIES .............................................       146         263
                                                                                        -------     -------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments
      Fixed maturities
         Maturities ................................................................        28          14
         Calls and prepayments .....................................................        32          49
         Sales .....................................................................        57         601
      Equity securities ............................................................        25         176
      Other investments ............................................................        57          22
   Purchase of investments
      Fixed maturities .............................................................      (130)       (387)
      Equity securities ............................................................       (15)       (181)
      Other investments ............................................................      (128)        (44)
   Sale (purchase) of short-term investments - net .................................       100        (258)
   Acquisition of subsidiaries .....................................................       (35)       (102)
   Property and equipment and other ................................................       (59)        (41)
                                                                                        -------     -------
         CASH USED BY INVESTING ACTIVITIES .........................................       (68)       (151)
                                                                                        -------     -------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Treasury stock transactions - net ..............................................       (23)         (1)
    Issuance of short-term borrowings - net ........................................        41         125
    Repayment of long-term debt ....................................................       (16)         (5)
    Interest sensitive, annuity and investment-type contracts
      Deposits .....................................................................        34         103
      Withdrawals ..................................................................      (123)        (81)
    Cash dividends to stockholders .................................................       (54)        (48)
                                                                                        -------     -------
         CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..............................      (141)         93
                                                                                        -------     -------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH ...........................................         -          (1)
 INCREASE (DECREASE) IN CASH .......................................................       (63)        204
 CASH AT BEGINNING OF PERIOD .......................................................       837         723
                                                                                        -------     -------
 CASH AT END OF PERIOD .............................................................     $ 774       $ 927
                                                                                        =======     =======


 See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    Statement of Accounting Principles
      ----------------------------------

      The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States and are unaudited but include all normal recurring adjustments which the
      Registrant ("Aon") considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year as further discussed below.

      Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 1999 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

      Certain prior period amounts have been reclassified to conform to the current period presentation.


2.    Statements of Financial Accounting Standards (SFAS)
      ---------------------------------------------------

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and will require Aon to recognize all derivatives on the statement of financial position at fair value. Aon has not yet determined the effect, if any, this statement will have on the consolidated financial statements.

      In June  1999,  the  FASB  issued  Statement  No.  137  that  amended  the
      required   adoption  date  of  Statement  No.  133  to  all  fiscal  years beginning after June 15, 2000. Early adoption is permitted as of the beginning of any quarter subsequent to the issuance of Statement No.
      137.  Aon has not yet decided when it will adopt Statement No. 133.

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101 which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. Any change required by the SAB must be made by the end of second quarter 2000 with a cumulative effect accounting change effective January 1, 2000. Aon has not yet determined the effect, if any, this SAB will have on the consolidated financial statements.


3.    Comprehensive Income
      --------------------

      The components of comprehensive income (loss), net of related tax, for the first quarter ended March 31, 2000 and 1999 are as follows:

            (millions)                                    2000           1999
                                                          ----           ----

            Net income                                   $ 123          $  50
            Net unrealized investment gains (losses)         3            (63)
            Net foreign exchange losses                    (32)           (66)
                                                        --------       --------
            Comprehensive income (loss)                  $  94          $ (79)
                                                        ========       ========



      The components of accumulated other comprehensive loss, net of related tax, at March 31, 2000 and December 31, 1999, are as follows:

            (millions)                                     2000           1999
                                                           ----           ----

            Net unrealized investment losses             $ (118)        $ (121)
            Net foreign exchange losses                    (184)          (152)
            Net minimum pension liability adjustment        (36)           (36)
                                                        --------       ---------
            Accumulated other comprehensive loss         $ (338)        $ (309)
                                                        ========       =========



4.    Business Segments
      -----------------

      Aon classifies its business into three major segments based on the type of service or product, and a fourth nonoperating segment. The Insurance Brokerage and Other Services segment is comprised of retail and reinsurance brokerage operations which include specialty and wholesale activity. The Consulting segment is Aon's employee benefit and human resource consulting organization. The Insurance Underwriting segment is comprised of life, accident and health, and extended warranty and casualty insurance products. The Corporate and Other segment revenues consist primarily of investment income on capital and expenses consist primarily of amortization of goodwill, interest, certain information technology expenses and other general and administrative expenses.

      Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. There are no material inter-segment amounts to be eliminated.

      Selected information about Aon's operating and geographic areas of operation follows:

      ==========================================================================
      INSURANCE BROKERAGE AND OTHER SERVICES

      (millions)            First quarter ended March 31        2000      1999
      ==========================================================================
      Revenue:
         United States                                       $   524   $   483
         United Kingdom                                          204       189
         Europe                                                  226       225
         Rest of World                                           120       100
      --------------------------------------------------------------------------
      Total revenue                                          $ 1,074   $   997
      --------------------------------------------------------------------------

      Income before income tax
         excluding special charges                           $   180   $   184
      Special charges                                              -       119
      --------------------------------------------------------------------------
      Income before income tax                               $   180   $    65
      --------------------------------------------------------------------------


      ==========================================================================
      CONSULTING

      (millions)            First quarter ended March 31        2000      1999
      ==========================================================================
      Revenue:
         United States                                       $    99   $    91
         United Kingdom                                           39        34
         Europe                                                   22        16
         Rest of World                                            16        15
      --------------------------------------------------------------------------
      Total revenue                                          $   176   $   156
      --------------------------------------------------------------------------

      Income before income tax
           excluding special charges                         $    19   $    17
      Special charges                                              -        44
      --------------------------------------------------------------------------
      Income (loss) before income tax                        $    19   $   (27)
      --------------------------------------------------------------------------


      ==========================================================================
      INSURANCE UNDERWRITING

      (millions)            First quarter ended March 31        2000      1999
      ==========================================================================
      Revenue:
         United States                                       $   376   $   342
         United Kingdom                                           78        82
         Europe                                                   26        30
         Rest of World                                            50        43
      --------------------------------------------------------------------------
      Total revenue                                          $   530   $   497
      --------------------------------------------------------------------------
      Income before income tax                               $    67   $    64
      --------------------------------------------------------------------------


      --------------------------------------------------------------------------
      Corporate and Other

      (millions)            First quarter ended March 31        2000      1999
      ==========================================================================
      Total revenue                                          $    30   $    49
      --------------------------------------------------------------------------
      Loss before income tax                                 $   (48)  $    (6)
      --------------------------------------------------------------------------

5.    Capital Stock
      -------------

      During first quarter 2000, Aon reissued 373,700 shares of common stock from treasury for employee benefit plans and 323,300 shares in connection with the employee stock purchase plan. Aon purchased 1.5 million shares of its common stock at a total cost of $38 million during first quarter 2000. There were 3.5 million shares of common stock held in treasury at March 31, 2000.


6.    Capital Securities
      ------------------

      In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.


7.    Business Combinations
      ---------------------

      In first quarter 1999, Aon consummated a plan of restructuring its operations as a result of recent business combination activity. A special charge was recorded in the amount of $120 million.

      In first quarter 2000, Aon made total payments of $8 million on restructuring charges and purchase accounting liabilities relating to business combinations.

      The movements of these special charges and purchase accounting liabilities are presented below.

      The following table demonstrates the activity related to the liability for termination benefits and abandoned leases recorded as expenses in 1999:

                                       Termination         Lease
      (millions)                         Benefits      Abandonments       Total
      --------------------------------------------------------------------------
      Expense charged in 1999              $ 67            $ 11            $ 78
      Cash payments in 1999                 (51)             (6)            (57)
      Credit to expense in 2000               -              (4)             (4)
      Cash payments in 2000                  (2)              -              (2)
      --------------------------------------------------------------------------
      Balance at March 31, 2000            $ 14            $  1            $ 15
      --------------------------------------------------------------------------


      The following table demonstrates the activity related to the liabilities established as a result of 1998 acquisitions:

                                       Termination        Lease
      (millions)                         Benefits     Abandonments       Total
      --------------------------------------------------------------------------
      Initial liability                    $ 40            $ 30           $ 70
      Cash payments in 1998                 (16)             (4)           (20)
      Cash payments in 1999                 (24)             (6)           (30)
      Cash payments in 2000                   -              (1)            (1)
      --------------------------------------------------------------------------
      Balance at March 31, 2000            $  -            $ 19           $ 19
      --------------------------------------------------------------------------

      The following table demonstrates the activity related to the Aon plan liabilities recorded as expenses in 1996 and 1997:

                                                            Lease
                                                        Abandonments
                                         Termination      and Other
      (millions)                          Benefits        Exit Costs       Total
      ---------------------------------------------------------------------------
      Balance at  December 31, 1996         $ 12            $ 48           $ 60
      Expense charged in 1997                 40              68            108
      Cash payments in 1997                  (48)            (10)           (58)
      Cash payments in 1998                   (4)            (26)           (30)
      Cash payments in 1999                    -             (24)           (24)
      Credit to expense in 1999                -             (11)           (11)
      Cash payments in 2000                    -              (2)            (2)
      ---------------------------------------------------------------------------
      Balance at March 31, 2000             $  -            $ 43           $ 43
      ---------------------------------------------------------------------------


      The following table  demonstrates the activity related to the A&A and Bain
      Hogg  plan   liabilities   established  as  a  result  of  1996  and  1997
      acquisitions:

                                                            Lease
                                                         Abandonments
                                         Termination       and Other
      (millions)                           Benefits       Exit Costs       Total
      ---------------------------------------------------------------------------
      Initial liability                     $ 100            $ 164         $ 264
      Cash payments in 1997                   (65)             (44)         (109)
      Cash payments in 1998                   (35)             (45)          (80)
      Cash payments in 1999                     -              (28)          (28)
      Charge to expense in 1999                 -               13            13
      Charge to expense in 2000                 -                4             4
      Cash payments in 2000                     -               (3)           (3)
      ---------------------------------------------------------------------------
      Balance at March 31, 2000             $   -            $  61         $  61
      ---------------------------------------------------------------------------

All  of  Aon's  liabilities  relating  to   restucturing  charges  and  purchase
accounting are reflected in the general expense liabilities in the condensed consolidated statements of financial position.

8.    Income Per Share
      ----------------

      Income per share is calculated as follows:

                                                  First Quarter Ended March 31,
                                                --------------------------------
           (millions except per share data)             2000           1999
           ---------------------------------------------------------------------
           Net income                                 $  123          $   50
           Redeemable preferred stock dividends            1               1
                                                   -----------------------------
           Net income  for dilutive and basic         $  122          $   49
                                                   =============================

           Basic shares outstanding                      259             258
           Common stock equivalents                        1               4
                                                   -----------------------------
           Dilutive potential common shares              260             262
           ---------------------------------------------------------------------
           Basic net income per share                 $ 0.47          $ 0.19
           Dilutive net income per share              $ 0.47          $ 0.19
           ---------------------------------------------------------------------



9.    Alexander & Alexander Services Inc. (A&A) Discontinued Operations
      -----------------------------------------------------------------

      A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchasers for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of March 31, 2000, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position. Such liabilities amounted to $146 million and would be substantially reduced if a February, 2000 ruling from the Court of Appeal in England favorable to the Company, in respect of which right to appeal has been granted, were upheld in a decision expected in or around 2002. The stated liabilities are net of $177 million of reinsurance recoverables and other assets.


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

      In 1998, the Internal Revenue Service (IRS) proposed adjustments to the tax of certain Aon subsidiaries for the period of 1990 through 1993. Most of these adjustments should be resolved through factual substantiation of certain accounting matters. However, the IRS has contended that retro-rated extended warranty contracts do not constitute insurance for tax purposes. Accordingly, the IRS has proposed a deferral of deductions for obligations under those contracts. The effect of such deferral would be to increase the current tax obligations of certain Aon subsidiaries by approximately $74 million, $3 million, $5 million and $12 million (plus interest) in years 1990, 1991, 1992, and 1993, respectively. Aon believes that the IRS's position is without merit and inconsistent with numerous previous IRS private letter rulings. Aon has commenced an administrative appeal and intends to contest vigorously such treatment. Aon believes that if the contracts are deemed not to be insurance for tax purposes, they would be recharacterized in such a way that the increased taxes for the years in question would be far less than the proposed assessments.

      In the second quarter of 1999, Allianz Life Insurance Company of North America, Inc. ("Allianz") filed an amended complaint in Minnesota adding a brokerage subsidiary of Aon as a defendant in an action which Allianz brought against three insurance carriers reinsured by Allianz. These three carriers provided certain types of workers' compensation reinsurance to a pool of insurers and to certain facilities managed by Unicover Managers, Inc. ("Unicover"), a New Jersey corporation not affiliated with Aon. Allianz alleges that the Aon subsidiary acted as an agent of the three carriers when placing reinsurance coverage on their behalf. Allianz claims that the reinsurance it issued should be rescinded or that it should be awarded damages, based on alleged fraudulent, negligent and innocent misrepresentations by the carriers, through their agents, including the Aon subsidiary defendant. Aon believes that the Aon subsidiary has meritorious defenses and the Aon subsidiary intends to vigorously defend this claim.

      Except for an action filed in Illinois seeking to compel Aon to produce documents and for an action filed in England disputing entitlement to commissions and fees to both of which Aon is responding, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon related entity is a party. However, in fourth quarter 1999 Aon recognized a pretax charge for $72 million in general expenses in its insurance brokerage and other services segment relating to various litigation matters including Unicover. As of March 31, 2000, Aon has $49 million remaining in general expense liabilities for these litigation matters including Unicover. The remaining Unicover issues are complex and, therefore, the timing of resolution cannot be determined at this time.

      Certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. In 1999, Aon charged general expenses for $121 million in the consulting segment, of which $43 million was in first quarter 1999, to provide for these payments. As of March 31, 2000, Aon has $96 million remaining in general expense liabilities for these payments which are expected to be disbursed over the next several years. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, equity markets, the rate of response to the pension review mailings, the interest rate established quarterly by the PIA for calculating compensation, and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims.

      Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on Aon or its subsidiaries, on the basis of present information, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the consolidated financial position of Aon beyond amounts provided. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.


11.   Subsequent Events
      -----------------

      In April 2000, Aon's stockholders approved an amendment to Aon's Second Certificate of Incorporation to increase the number of shares of common stock Aon is authorized to issue from 300 million to 750 million.

      In May 2000, Aon filed a prospectus to use the remaining $250 million of its universal shelf registration filed in May 1999. The net proceeds from the sale will be used to reduce outstanding short-term commercial paper borrowings.

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                             FOR FIRST QUARTER 2000


CONSOLIDATED RESULTS
--------------------

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This quarterly report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, downward commercial property and casualty premium pressures, the competitive environment and the actual cost of resolution of contingent liabilities.


GENERAL
-------

Brokerage commissions and fees increased $93 million or 8% in first quarter 2000, primarily reflecting growth from business combination activity, internal growth, increased new business and the impact of slower premium rate declines on revenue.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other increased $31 million or 7% in first quarter 2000, compared with the same period last year. Total premiums earned in the insurance underwriting segment were $463 million, an increase of $36 million or 8% over prior year. The increase in premiums earned primarily reflects new business development in the domestic mechanical warranty and casualty lines, continued internal growth and the impact of acquisitions.

Investment income, which includes related expenses and income on disposals, decreased 9% in the first quarter 2000 when compared to prior year. First quarter 1999 investment income included a gain on the sales of tax-exempt bonds of approximately $30 million with no comparable amount in 2000. Excluding the gain on the bonds, first quarter 2000 investment income increased 14% or $17 million primarily reflecting increased valuations from equity investments in limited partnerships in the quarter. Revenues from private equity investments fluctuate due to the inherent volatility of equity investments. Investment income from insurance brokerage and other services, and consulting operations, primarily relating to fiduciary funds, increased $4 million in first quarter 2000 compared to first quarter 1999.

Total revenue increased $111 million or 7% in first quarter 2000, primarily attributable to growth in brokerage commissions and fees resulting from business combination activity, the impact of slower premium rate declines, growth resulting from new business and internal growth in the operating segments. Revenue growth was slowed by the impact of foreign exchange rate reductions and the absence of Unicover revenues in first quarter 2000.

In first quarter 1999, Aon recorded in general expenses, special charges of $163 million ($102 million after-tax or $0.39 per share) including provisions for pension selling, early retirement plan in the U.S. and Canada and the consoli-dation of Aon's European insurance brokerage and other services operations. General expenses, excluding 1999 special charges, increased $125 million or 11% in the quarter primarily reflecting investments in new business initiatives and technology. A $13 million or 5% increase in benefits to policyholders when compared to prior year was fairly consistent with growth in related premiums earned and reflected no unusual claims activity. Total expenses decreased $11 million or 1% in first quarter 2000 when compared to prior year. Total expenses, excluding the 1999 special charges, increased 11% for the quarter when compared to 1999. Interest expense increased $10 million or 48% compared to prior year attributed primarily to acquisition financing in 1999. Restructuring liabilities for recent acquisitions and 1999 special charges have been reduced by payments as planned.

References to income before income tax in the following paragraph are before minority interest related to the issuance of 8.205% mandatorily redeemable preferred capital securities (capital securities).

Income before income tax increased $122 million or 127% in first quarter 2000 when compared to prior year, primarily due to the inclusion of 1999 special charges. Excluding special charges, income before income tax decreased $41 million or 16% in first quarter 2000 when compared to prior year, primarily reflecting costs to integrate Aon's global network, increased technology expenses related to brokerage computer systems, additional interest expense and the inclusion of the $30 million gain on sale of tax exempt securities in 1999.


BUSINESS SEGMENTS
-----------------

GENERAL
-------

For purposes of the following business segments discussions, comparisons against 1999 results exclude discontinued operations and special charges. In addition, references to income before income tax exclude minority interest related to the capital securities.

Aon classifies its businesses into three major operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting; and into one nonoperating segment, Corporate and Other. A description of operations and a review of financial performance for each of the four business segments follow.


INSURANCE BROKERAGE AND OTHER SERVICES
--------------------------------------

The Insurance Brokerage and Other Services segment consists principally of Aon's retail and reinsurance brokerage operations, which include specialty and wholesale activity.

First quarter 2000 Insurance Brokerage and Other Services revenue was $1.1 billion, up 8%. Post-first quarter 1999 acquisitions as well as internal growth accounted for the majority of this revenue growth. Excluding the impact of acquisitions and foreign exchange, revenue related to brokerage core businesses grew approximately 5% in a very competitive environment.

U.S. revenue of $524 million in 2000 was up 8% from 1999 due to increased new business, acquisitions, the impact of diminishing premium rate declines and growth in U.S. specialty operations. U.K. and European revenue of $430 million increased 4% from 1999, primarily due to internal growth and acquisitions. The impact of foreign exchange rates partially offset this revenue growth. Rest of world revenue increased in

2000 primarily due to new initiatives. In the international retail brokerage operations, price comparisons continue to be negative but have improved slightly from fourth quarter 1999.

Retail brokerage results continued to reflect competitive property and casualty pricing. Pretax income, excluding 1999 special charges, declined 2% over 1999 reflecting lower revenue sharing income with insurers that was principally due to higher underwriting losses. While this negatively affected short-term results, poor underwriting performance contributed to continued price firming. Investments in new initiatives, with little or no immediate revenue growth, also impacted revenue and pretax income results. Pretax margins in this segment were 16.8% in the quarter compared to 18.4% in 1999. The decline in revenue sharing income from insurers mentioned above accounted for approximately 100 basis points of the margin decline. In addition, higher technology costs related to the rollout of Aon's retail brokerage computer system platform and the impact of certain acquisitions that have seasonally higher expenses relative to revenues contributed to the pretax income and related margin decline in first quarter 2000.


CONSULTING
----------

The consulting segment provides a range of consulting services including employee benefits, human resources, compensation and change management.

In the consulting segment, first quarter 2000 revenue increased 13% to $176 million. Internal growth, transfers of business units to consulting from the insurance brokerage and other services segment and acquisition activity subsequent to the first quarter 1999 influenced revenue growth. Absent these factors, revenue grew approximately 10% in first quarter 2000.

U.S.  revenue  of $99  million  in 2000 was up 9% from  1999  reflecting  growth primarily in employee benefit consulting. U.K. and European revenue of $61 million increased 22% from 1999. U.K. revenue grew 15% from the prior period reflecting strong growth in employee benefit services. European revenue increased 38% reflecting revenue growth of existing businesses and transfers of certain operating activities to the consulting segment, partially offset by unfavorable foreign exchange rates.

Pretax income, excluding 1999 special charges, increased 12% to $19 million from $17 million in first quarter 1999 primarily reflecting U.K. operations and domestic employee benefits, human resources and change management consulting. Pretax margins in this segment were relatively flat in the quarter compared to 1999.


INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment is comprised of accident, health and life insurance and extended warranty and casualty insurance products.

Revenue was $530 million in first quarter 2000, up 7% from 1999, primarily due to growth in the U.S. mechanical extended warranty and casualty products. Accident and health continued to expand product distribution through worksite marketing programs, the development of new product initiatives introduced in 1999 on a global basis, and acquisitions. However, the above revenue growth is predominantly from core operations and acquisitions as these new initiatives continue to build momentum.

U.S. revenue of $376 million was up 10% in first quarter 2000 due to growth in revenues for accident and health and mechanical extended warranty products. United Kingdom and European revenue of $104 million declined 7% reflecting the transfer of certain business to the brokerage and other services segment in first quarter 2000. Rest of world revenue was $50 million, up 16% from prior year reflecting continued geographic expansion.

Pretax income was $67 million in first quarter 2000, up 5% from $64 million last year reflecting revenue growth mentioned above and overall expense management. Partially offsetting income growth were start-up costs related to new accident and health product initiatives and investments in new product development in the extended warranty lines. Overall, benefit and expense margins in first quarter 2000 did not suggest any significant shift in operating trends.


CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including income on disposals) which is not otherwise allocated to the operating segments. Corporate operating expenses include administrative and certain information technology costs.

Corporate and Other revenue for the first quarter 2000 was $30 million, down $19 million from first quarter 1999. In 1999, corporate revenue included $30 million of gains from the disposal of $500 million in tax-exempt bonds. Excluding the gain, corporate and other revenue increased $11 million or 58% over prior year due to increased valuation from equity investments in limited partnerships. These investments generate a more variable income stream due to the inherent volatility of equity security valuations.

Corporate and Other expenses for the quarter were $78 million, up $23 million from the same period last year. They are composed of interest expense, goodwill amortization and general expenses. Interest expense and goodwill amortization were up a total of $13 million over the first quarter 1999, reflecting the financing of acquisitions made during the last twelve months.

The revenue and expense discussed above contributed to the overall corporate and other pretax loss of $48 million in the quarter, a $42 million decline over last year.

                        NET INCOME FOR FIRST QUARTER 2000


First quarter 2000 net income was $123 million ($0.47 dilutive per share) compared to $50 million ($0.19 dilutive per share) in 1999. First quarter 1999 net income was primarily influenced by after-tax 1999 special charges of $102 million ($0.39 per share) with no comparable amount in first quarter 2000. Basic net income per share, including 1999 special charges, was $0.47 and $0.19 in first quarter 2000 and 1999, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The effective tax rate was 39% and 37.5% for first quarter 2000 and 1999, respectively. The increase in the effective rate was primarily attributable to a shift in business mix and to less tax-exempt income.


                        CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF FIRST QUARTER 2000


Cash flows provided by operating activities in first quarter 2000 were $146 million, a decrease of $117 million from first quarter 1999. The decrease primarily represents lower net income before special charges. In addition, income taxes improved operating cashflow reflecting a refund due on prior year taxes. Special charge and purchase accounting liabilities show the most significant change between years. The first quarter 1999 income statement reflected after-tax special charges of $102 million. First quarter 2000 reflects only actual payments on special charge and purchase accounting liabilities previously established.

Investing activities used cash of $68 million, which was made available from financing and operating activities. Cash of $100 million was provided during first quarter 2000 from the sale of short-term investments. Cash used for acquisition activity during first quarter 2000 was $35 million, primarily reflecting brokerage acquisitions.

Cash totaling $141 million was used during first quarter 2000 from financing activities. The decrease of $234 million from first quarter 1999 is primarily due to net withdrawals of capital accumulation products and a reduction of new short-term borrowings. Cash was used to pay dividends of $53 million on common stock and $1 million on redeemable preferred stock during first quarter 2000.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon's liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issues and capital securities. The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for acquisition financing and payments of special charge and purchase accounting liabilities. Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow in the long term.

Due to the contractual nature of its insurance policyholder liabilities, which are primarily intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.5 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (97%) and has a fair value which is 96.5% of amortized cost at March 31, 2000.

Total assets increased $168 million to $21.3 billion since year-end 1999. Invested assets at March 31, 2000 decreased $9 million from year-end levels primarily from the use of short-term investments to fund special charge payments and to settle policyholder fund liabilities. The amortized cost and fair value of less than investment grade fixed maturity investments at March 31, 2000 were $123 million and $116 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 2000 was $43 million, or 0.7% of total invested assets.

In general, Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge income statement foreign currency translation and transaction risks and other business risks (i.e. interest rate and credit risk); (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) manage its overall asset/liability duration match. As of March 31, 2000, Aon had open contracts, related to certain of the above, which had net unrealized gains of approximately $3 million.

Short-term borrowings increased at the end of first quarter 2000 by $40 million when compared to year-end 1999. The increase is primarily due to the financing of acquisitions which were mainly the completion of minority interest buyouts associated with previous acquisitions. Notes payable decreased at the end of first quarter 2000 by $18 million when compared to year-end 1999, reflecting debt repayments. Included in notes payable at March 31, 2000 is approximately $7 million, which represents the principal amount of notes to be paid within one year.

Stockholders' equity increased $39 million in first quarter 2000 to $12.08 per share, an increase of $0.17 per share since year-end 1999. The principal factor influencing this increase was net income. Partially offsetting this increase were net foreign exchange losses of $32 million and dividends to stockholders of $54 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions. These short-term non-cash fluctuations are not economical to hedge completely.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at March 31, 2000, and for the first quarter then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial position of Aon Corporation as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 8, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.




                                                ERNST & YOUNG LLP

Chicago, Illinois
May 10, 2000

                                     PART II

                                OTHER INFORMATION


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Stockholders of the Registrant was held on April 18, 2000 (the "1999 Annual Meeting").

      (b)   Not applicable.

      (c)(i)Set forth below is the tabulation of the votes on each nominee for election as a director:


              Name                           For                    Against
              ----                           ---                    -------

              Daniel T. Carroll           226,625,652             2,159,607
              Franklin A. Cole            226,722,222             2,063,037
              Edgar D. Jannotta           226,719,710             2,065,549
              Lester B. Knight            226,794,226             1,991,033
              Perry J. Lewis              226,771,652             2,013,607
              Andrew J. McKenna           226,767,875             2,017,384
              Newton N. Minow             225,133,590             3,651,669
              Richard C. Notebaert        226,790,179             1,995,080
              Michael D. O'Halleran       225,534,731             3,250,528
              Donald  S. Perkins          226,715,102             2,070,157
              John W. Rogers, Jr.         226,808,718             1,976,541
              Patrick G. Ryan             226,767,511             2,017,748
              George A. Schaefer          226,757,677             2,027,582
              Raymond I. Skilling         226,768,433             2,016,826
              Fred L. Turner              226,781,180             2,004,079
              Arnold R. Weber             226,698,838             2,086,421
              Carolyn Y. Woo              226,765,677             2,019,582

              (ii) Set forth below is the tabulation of the vote on the resolution to amend the Registrant's Certificate of Incorporation to increase the number of shares of common stock the Registrant is authorized to issue from 300,000,000 to 750,000,000.

                            For                 Against           Abstain
                            ---                 -------           -------
                       193,111,589            34,720,311           953,359


              (iii) Set forth below is the tabulation of the vote on the adoption of the amendment and restatement of the Aon Stock Award Plan and to re-approve such plan in its entirety with a limit on the number of shares to be granted annually to any one person in order to qualify such plan for treatment under Section 162(m) of the Internal Revenue Code.

                            For                 Against           Abstain
                            ---                 -------           -------
                       220,057,553              7,400,838        1,326,863

              (iv) Set forth below is the tabulation of the vote on the selection of Ernst & Young LLP as auditors for the Registrant for the 2000 fiscal year.

                            For                 Against           Abstain
                            ---                 -------           -------
                       227,504,330                470,338          810,591


              (d)    Not applicable.




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits - The  exhibits  filed with this report are listed on the
              --------
              attached Exhibit Index.

       (b)    Reports  on Form 8-K - No  Current  Reports on Form 8-K were filed
              --------------------
              for the quarter ended March 31, 2000.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Aon Corporation
                                             ---------------
                                             (Registrant)


May 12, 2000                                 /s/ Harvey N. Medvin
                                             --------------------------------
                                             HARVEY N. MEDVIN
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                             (Principal Financial and Accounting
                                             Officer)

Aon CORPORATION
---------------

Exhibit Number
In Regulation S-K


Item 601 Exhibit Table
----------------------

(12) Statements regarding Computation of Ratios.

       (a)    Statement  regarding  Computation  of Ratio of  Earnings  to Fixed
              Charges   incorporated  by  reference  to  Exhibit  12(a)  to  the
              Registrant's  current  report on Form 8-K dated May 9, 2000.

       (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends incorporated by reference to Exhibit 12(b) to the Registrant's current report on Form 8-K dated May 9, 2000.

(15) Letter re: Unaudited Interim Financial Information

(27) Financial Data Schedule