Form 10-Q
period 2000-06-30
AON CORP
filed 2000-08-11
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Number of shares of common stock outstanding:

                                                           No. Outstanding
                    Class                                   as of 6-30-00
                    -----                                   -------------

           $1.00 par value Common                            255,010,419

                                          PART 1
                                   FINANCIAL INFORMATION
                                      Aon CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

 (millions)                                                        AS OF          AS OF
                                                               JUNE 30, 2000  DEC. 31, 1999
                                                              -----------------------------
 ASSETS                                                        (UNAUDITED)

 INVESTMENTS

   Fixed maturities at fair value                                 $  2,419        $  2,497

   Equity securities at fair value                                     527             574

   Short-term investments                                            2,322           2,362

   Other investments                                                   867             751
                                                              -------------  --------------
       TOTAL INVESTMENTS                                             6,135           6,184


 CASH                                                                  930             837


 RECEIVABLES

   Insurance brokerage and consulting
        services                                                     7,065           6,230

   Premiums and other                                                1,234           1,116
                                                              -------------  --------------
       TOTAL RECEIVABLES                                             8,299           7,346


 EXCESS OF COST OVER NET ASSETS PURCHASED                            3,296           3,359


 OTHER INTANGIBLE ASSETS                                               493             503


 OTHER ASSETS                                                        2,942           2,903
                                                              -------------  --------------
       TOTAL ASSETS                                               $ 22,095        $ 21,132
                                                              =============  ==============



                                                                  AS OF          AS OF
                                                               JUNE 30, 2000  DEC. 31, 1999
                                                              -----------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                          (UNAUDITED)

 INSURANCE PREMIUMS PAYABLE                                       $  8,493        $  7,643

 POLICY LIABILITIES
   Future policy benefits                                            1,010           1,005
   Policy and contract claims                                          780             764
   Unearned and advance premiums                                     2,056           2,012
   Other policyholder funds                                          1,046           1,207
                                                              -------------  --------------
       TOTAL POLICY LIABILITIES                                      4,892           4,988

 GENERAL LIABILITIES
   General expenses                                                  1,553           1,731
   Short-term borrowings                                               390             303
   Notes payable                                                     1,818           1,611
   Other liabilities                                                 1,012             955
                                                              -------------  --------------
       TOTAL LIABILITIES                                            18,158          17,231


 COMMITMENTS AND CONTINGENT LIABILITIES

 REDEEMABLE PREFERRED STOCK                                             50              50

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY THE COMPANY'S JUNIOR
   SUBORDINATED DEBENTURES                                             800             800


 STOCKHOLDERS' EQUITY
   Common stock - $1 par value                                         260             259
   Paid-in additional capital                                          548             525
   Accumulated other comprehensive loss                               (394)           (309)
   Retained earnings                                                 3,036           2,905
   Less - Treasury stock at cost                                      (141)            (90)
          Deferred compensation                                       (222)           (239)
                                                              -------------  --------------
       TOTAL STOCKHOLDERS' EQUITY                                    3,087           3,051
                                                              -------------  --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 22,095        $ 21,132
                                                              =============  ==============

See the accompanying notes to the condensed consolidated financial statements.

                                                AON CORPORATION
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (UNAUDITED)

                                                                          SECOND QUARTER ENDED         SIX MONTHS ENDED
                                                                      --------------------------  --------------------------
 (millions except per share data)                                        JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                                           2000          1999          2000          1999
                                                                      ------------- ------------  ------------  ------------

 REVENUE
    Brokerage commissions and fees ................................        $ 1,203      $ 1,143       $ 2,408       $ 2,255
    Premiums and other ............................................            491          441           959           878
    Investment income .............................................            125          139           262           289
                                                                      ------------- ------------  ------------  ------------
       TOTAL REVENUE ..............................................          1,819        1,723         3,629         3,422
                                                                      ------------- ------------  ------------  ------------

 EXPENSES
    General expenses ..............................................          1,262        1,167         2,533         2,476
    Benefits to policyholders .....................................            257          237           509           476
    Interest expense ..............................................             33           24            64            45
    Amortization of intangible assets .............................             39           35            77            69
                                                                      ------------- ------------  ------------  ------------
       TOTAL EXPENSES .............................................          1,591        1,463         3,183         3,066
                                                                      ------------- ------------  ------------  ------------

 INCOME BEFORE INCOME TAX AND MINORITY INTEREST ...................            228          260           446           356
    Provision for income tax ......................................             89           99           174           135
                                                                      ------------- ------------  ------------  ------------
 INCOME BEFORE MINORITY INTEREST ..................................            139          161           272           221
    Minority interest - 8.205% trust preferred capital securities .            (10)         (10)          (20)          (20)
                                                                      ------------- ------------  ------------  ------------
 NET INCOME .......................................................        $   129      $   151       $   252       $   201
                                                                      ============= ============  ============  ============
    Preferred stock dividends .....................................              -           (1)           (1)           (1)
                                                                      ------------- ------------  ------------  ------------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS .....................        $   129      $   150       $   251       $   200
                                                                      ============= ============  ============  ============

 NET INCOME PER SHARE:
    Basic net income per share ....................................        $  0.50      $  0.58       $ 0.97        $  0.77
                                                                      ============= ============  ============  ============
    Dilutive net income per share .................................        $  0.49      $  0.57       $ 0.96        $  0.76
                                                                      ============= ============  ============  ============

 CASH DIVIDENDS PAID ON COMMON STOCK ..............................        $  0.22      $  0.21       $ 0.43        $  0.40
                                                                      ============= ============  ============  ============


 Dilutive average common and common equivalent shares outstanding .          261.7        263.7        261.1          262.9
                                                                      ------------- ------------  ------------  ------------

See the accompanying notes to the condensed consolidated financial statements.

                                                    AON CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                          Six Months Ended
                                                                                        --------------------
                                                                                         June 30,   June 30,
 (millions)                                                                                2000       1999
                                                                                        ---------  ---------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................................     $ 252      $ 201
   Adjustments to reconcile net income to cash provided by operating activities
      Insurance assets / liabilities net of reinsurance ..............................        18        122
      Amortization of intangible assets ..............................................        77         69
      Depreciation of property and equipment .........................................        88         89
      Income taxes ...................................................................        62        (23)
      Special charge and  purchase accounting liabilities (notes 8 and 11) ...........       (73)        73
      Brokerage insurance premiums payable - net .....................................       277        355
      Other ..........................................................................      (439)      (529)
                                                                                        ---------  ---------
 CASH PROVIDED BY OPERATING ACTIVITIES ...............................................       262        357
                                                                                        ---------  ---------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments
      Fixed maturities
         Maturities ..................................................................        42         30
         Calls and prepayments .......................................................        80        104
         Sales .......................................................................       170        788
      Equity securities. .............................................................        83        356
      Other investments ..............................................................       183         38
   Purchase of investments
      Fixed maturities ...............................................................      (245)      (848)
      Equity securities ..............................................................       (41)      (384)
      Other investments ..............................................................      (260)       (87)
      Purchase of short-term investments - net .......................................        (2)       (49)
   Acquisition of subsidiaries .......................................................       (41)      (177)
   Property and equipment and other ..................................................       (73)      (134)
                                                                                        ---------  ---------
         CASH USED BY INVESTING ACTIVITIES ...........................................      (104)      (363)
                                                                                        ---------  ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Treasury stock transactions - net ................................................       (63)       (13)
    Issuance of short-term borrowings - net ..........................................       101        126
    Issuance of long-term debt .......................................................       250        250
    Issuance (repayment) of other long-term debt .....................................       (31)         2
    Interest sensitive, annuity and investment-type contracts
      Deposits .......................................................................        35        153
      Withdrawals ....................................................................      (239)       (91)
    Cash dividends to stockholders ...................................................      (111)      (101)
                                                                                        ---------  ---------
         CASH PROVIDED (USED) BY FINANCING ACTIVITIES ................................       (58)       326
                                                                                        ---------  ---------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................................        (7)        (5)
 INCREASE IN CASH ....................................................................        93        315
 CASH AT BEGINNING OF PERIOD .........................................................       837        723
                                                                                        ---------  ---------
 CASH AT END OF PERIOD ...............................................................     $ 930    $ 1,038
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

      In June  1999,  the  FASB  issued  Statement  No.  137  that  amended  the
      required   adoption  date  of  Statement  No.  133  to  all  fiscal  years beginning after June 15, 2000. Early adoption is permitted as of the beginning of any quarter subsequent to the issuance of Statement No.
      137. In June 2000, the FASB issued Statement No. 138, a significant amendment to Statement No. 133, which is effective simultaneously with Statement No. 133. Aon has not yet decided when it will adopt Statement No. 133.

      In June 2000, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101B that amended the required adoption date of SAB 101 to fourth quarter 2000. SAB 101 provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. Any change required by the SAB must be made by the end of fourth quarter 2000 with a cumulative effect accounting change effective January 1, 2000. Aon has not yet determined the effect, if any, this SAB will have on the consolidated financial statements.

      In March 2000, the FASB issued Interpretation No. 44 (Interpretation), "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This Interpretation is effective July 1, 2000, but adoption is not expected to have a material impact on Aon's consolidated financial statements.


3.    Comprehensive Income
      --------------------

      The components of comprehensive income, net of related tax, for the second quarter and six months ended June 30, 2000 and 1999 are as follows:


      (millions)                        Second Quarter Ended               Six Months Ended
                                        --------------------               ----------------
                                     June 30, 2000  June 30, 1999    June 30, 2000   June 30, 1999
                                     -------------  -------------    -------------   -------------

      Net income                         $   129      $   151          $   252        $    201
      Net unrealized investment losses        (8)         (37)              (5)           (100)
      Net foreign exchange gains (losses)    (48)          21              (80)            (45)
      Net additional minimum pension
          liability reduction                  -           65                -              65
                                     -------------  -------------    -------------   -------------
      Comprehensive income               $    73      $   200          $   167        $    121
                                     =============  =============    =============   =============


      The components of accumulated other comprehensive loss, net of related tax, at June 30, 2000 and December 31, 1999 are as follows:

      (millions)                                              2000              1999
                                                              ----              ----

      Net unrealized investment losses                      $  (126)          $  (121)
      Net foreign exchange losses                              (232)             (152)
      Net additional minimum pension liability adjustment       (36)              (36)
                                                         ------------      ------------
      Accumulated other comprehensive loss                  $  (394)          $  (309)
                                                         ============      ============

4.    Business Segments
      -----------------

      Aon classifies its business into three major segments based on the type of service or product, and a fourth nonoperating segment. The Insurance Brokerage and Other Services segment is comprised of retail and reinsurance brokerage operations, which include specialty and wholesale activity. The Consulting segment is Aon's employee benefit and human resource consulting organization. The Insurance Underwriting segment is comprised of life, accident and health, and extended warranty and casualty insurance products. The Corporate and Other segment revenues consist primarily of investment income on policyholder surplus of insurance underwriting companies which is not otherwise allocated to the operating segments. Corporate and Other expenses consist primarily of amortization of goodwill (excess of costs over net assets purchased), interest, certain information technology expenses and other general and administrative expenses.

      Amounts reported in the tables for these four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. There are no material inter-segment amounts to be eliminated.

      Selected information about Aon's operating and geographic areas of operation follows.


========================================================================================
INSURANCE BROKERAGE AND OTHER SERVICES
(millions)                      Second quarter ended June 30,  Six months ended June 30,
                                     2000          1999              2000          1999
========================================================================================
Revenue:
   United States                  $   545       $   537           $ 1,069       $ 1,020
   United Kingdom                     238           218               442           407
   Continental Europe                 143           143               369           368
   Rest of World                      139           122               259           222
----------------------------------------------------------------------------------------
Total revenue                     $ 1,065       $ 1,020           $ 2,139       $ 2,017
----------------------------------------------------------------------------------------

Income before income tax
   excluding special charges      $   182       $   188           $   362       $   372
Special charges                         -             -                 -           119
----------------------------------------------------------------------------------------
Income before income tax          $   182       $   188           $   362       $   253
----------------------------------------------------------------------------------------


========================================================================================
CONSULTING                      Second quarter ended June 30,  Six months ended June 30,
(millions)                           2000          1999              2000          1999
========================================================================================
Revenue:
   United States                  $   109       $    98           $   208       $   189
   United Kingdom                      40            38                79            72
   Continental Europe                  14             9                36            25
   Rest of World                       17            16                33            31
----------------------------------------------------------------------------------------
Total revenue                     $   180       $   161           $   356       $   317
----------------------------------------------------------------------------------------

Income before income tax
   excluding special charges      $    23       $    19           $    42       $    36
Special charges                         -             -                 -            44
----------------------------------------------------------------------------------------
Income (loss) before income tax   $    23       $    19           $    42       $    (8)
----------------------------------------------------------------------------------------


========================================================================================
INSURANCE UNDERWRITING         Second quarter ended June 30,   Six months ended June 30,
(millions)                           2000          1999             2000          1999
========================================================================================
Revenue:
   United States                  $   394       $   349           $   770       $   691
   United Kingdom                      81            79               159           161
   Continental Europe                  28            28                54            58
   Rest of World                       49            46                99            89
----------------------------------------------------------------------------------------
Total revenue                     $   552       $   502           $ 1,082       $   999
----------------------------------------------------------------------------------------
Income before income tax          $    79       $    75           $   146       $   139
----------------------------------------------------------------------------------------

========================================================================================
CORPORATE AND OTHER
(millions)                      Second quarter ended June 30,  Six months ended June 30,
                                     2000          1999              2000          1999
========================================================================================
Total revenue                     $    22       $    40          $     52       $    89
----------------------------------------------------------------------------------------
Loss before income tax            $   (56)      $   (22)         $   (104)      $   (28)
----------------------------------------------------------------------------------------


5.    Notes Payable
      -------------

      In May 2000, Aon filed a prospectus supplement to use the remaining $250 million of its universal shelf registration filed in May 1999, and issued $250 million of 8.65% debt securities due May 2005. The net proceeds from the sale of the 8.65% notes are being used for general corporate purposes, including securities repurchase programs, capital expenditures, working capital, repayment or reduction of long-term and short-term debt and the financing of acquisitions.


6.    Capital Stock
      -------------

      For the first six months of 2000, Aon reissued 588,700 shares of common stock from treasury for employee benefit plans and 323,300 shares in connection with the employee stock purchase plan. Aon purchased 2.8 million shares of its common stock at a total cost of $80 million during six months 2000. There were 4.6 million shares of common stock held in treasury at June 30, 2000.

      In April 2000, Aon's stockholders approved an amendment to Aon's Second Amended and Restated Certificate of Incorporation to increase the number of shares of common stock Aon is authorized to issue from 300 million to 750 million.


7.    Capital Securities
      ------------------

      In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.


8.    Business Combinations
      ---------------------

      In first quarter 1999, Aon consummated a plan of restructuring its operations as a result of recent business combination activity. A pretax special charge was recorded in the amount of $120 million.

      In the first and second quarters of 2000, Aon made total payments of $8 million and $13 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

      The movements of these special charges and purchase accounting liabilities are presented below.

      The following table demonstrates the activity related to the liability for termination benefits and abandoned leases recorded as expenses in 1999:

                                       Termination         Lease
      (millions)                         Benefits      Abandonments       Total
      --------------------------------------------------------------------------
      Expense charged in 1999              $ 67            $ 11            $ 78
      Cash payments in 1999                 (51)             (6)            (57)
      Credit to expense in 2000               -              (4)             (4)
      Cash payments in 2000                  (5)              -              (5)
      --------------------------------------------------------------------------
      Balance at June 30, 2000             $ 11            $  1            $ 12
      --------------------------------------------------------------------------


      The following table demonstrates the activity related to the liabilities established as a result of 1998 acquisitions:


                                     Termination          Lease
      (millions)                       Benefits       Abandonments        Total
      --------------------------------------------------------------------------
      Initial liability                  $ 40            $ 30             $ 70
      Cash payments in 1998               (16)             (4)             (20)
      Cash payments in 1999               (24)             (6)             (30)
      Cash payments in 2000                 -              (2)              (2)
      --------------------------------------------------------------------------
      Balance at June 30, 2000           $  -            $ 18             $ 18
      ==========================================================================

      The following table demonstrates the activity related to the "Aon Plan" liabilities recorded as expenses in 1996 and 1997:
                                                            Lease
                                                        Abandonments
                                         Termination      and Other
      (millions)                          Benefits        Exit Costs       Total
      --------------------------------------------------------------------------
      Balance at  December 31, 1996        $ 12            $ 48            $ 60
      Expense charged in 1997                40              68             108
      Cash payments in 1997                 (48)            (10)            (58)
      Cash payments in 1998                  (4)            (26)            (30)
      Cash payments in 1999                   -             (24)            (24)
      Credit to expense in 1999               -             (11)            (11)
      Credit to expense in 2000               -              (2)             (2)
      Cash payments in 2000                   -              (6)             (6)
      --------------------------------------------------------------------------
      Balance at June 30, 2000             $  -            $ 37            $ 37
      --------------------------------------------------------------------------

      The following table demonstrates the activity related to the A&A and Bain Hogg plan liabilities established as a result of 1996 and 1997 acquisitions:
                                                             Lease
                                                         Abandonments
                                         Termination       and Other
      (millions)                           Benefits       Exit Costs       Total
      --------------------------------------------------------------------------
      Initial liability                   $ 100           $ 164           $ 264
      Cash payments in 1997                 (65)            (44)           (109)
      Cash payments in 1998                 (35)            (45)            (80)
      Cash payments in 1999                   -             (28)            (28)
      Charge to expense in 1999               -              13              13
      Charge to expense in 2000               -               3               3
      Cash payments in 2000                   -              (8)             (8)
      --------------------------------------------------------------------------
      Balance at June 30, 2000            $   -           $  55           $  55
      --------------------------------------------------------------------------


      All of Aon's liabilities relating to restructuring charges and purchase accounting are reflected in the general expense liabilities in the condensed consolidated statements of financial position.


9.    Net Income Per Share
      --------------------

      Net income per share is calculated as follows:

      (millions except per         Second Quarter Ended            Six Months Ended
      share data)              June 30, 2000  June 30, 1999  June 30, 2000  June 30, 1999
      -----------------------------------------------------------------------------------
      Net income                      $ 129        $ 151          $ 252          $ 201
      Redeemable preferred stock
        dividends                         -            1              1              1
                                      ------       ------         ------         ------
      Net income for dilutive and
        basic                         $ 129        $ 150          $ 251          $ 200
                                      ======       ======         ======         ======

      Basic shares outstanding          259          260            259            259
      Common stock equivalents            3            4              2              4
                                      ------       ------         ------         ------
      Dilutive potential common
         shares                         262          264            261            263
      ===================================================================================
      Basic net income per share      $0.50        $0.58          $0.97          $0.77
      Dilutive net income per share   $0.49        $0.57          $0.96          $0.76
      ===================================================================================

10.   Alexander & Alexander Services Inc. (A&A) Discontinued Operations
      -----------------------------------------------------------------

      A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchasers for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of June 30, 2000, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position. Such liabilities amounted to $143 million and would be substantially reduced if a February, 2000 ruling from the Court of Appeal in England favorable to the Company, in respect of which right to appeal has been granted, were upheld in a decision expected in or around 2002. The stated liabilities are net of $174 million of reinsurance recoverables and other assets.


11.   Contingencies
      -------------

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

      Except for an action filed in Illinois seeking to compel Aon to produce documents and for an action filed in England disputing entitlement to commissions and fees to both of which Aon is responding, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon related entity is a party. However, in fourth quarter 1999 Aon recognized a pretax charge for $72 million in general expenses in its insurance brokerage and other services segment relating to various litigation matters including Unicover. As of June 30, 2000, Aon has $49 million remaining in general expense liabilities for these various litigation matters, which are complex and, therefore, the timing of resolution cannot yet be determined.

      Certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. In 1999, Aon charged general expenses for $121 million in the consulting segment, of which $43 million was in first quarter 1999, to provide for these payments. As of June 30, 2000, Aon has $77 million remaining in general expense liabilities for these payments which are expected to be disbursed over the next several years. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, general level of pricing in the equity markets, the rate of response to the pension review mailings, the interest rate established quarterly by the PIA for calculating compensation, and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims.

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

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                     FOR SECOND QUARTER and SIX MONTHS 2000


CONSOLIDATED RESULTS
--------------------

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This quarterly report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, changes in commercial property and casualty premium rates, the competitive environment and the actual cost of resolution of contingent liabilities.


GENERAL
-------

Total revenue increased $96 million or 6% in the second quarter and $207 million or 6% in six months 2000. The impact of foreign exchange rate reductions and the absence of revenue from the Unicover workers compensation pool slowed revenue growth in second quarter and six months 2000. On a comparable currency basis, total revenues improved 8% in the quarter compared to 1999.

Brokerage commissions and fees increased $60 million or 5% in second quarter 2000 and $153 million or 7% in six months 2000, primarily reflecting growth from business combination activity, internal growth from increased new business and the impact of an improving premium rate environment on revenue. Partially offsetting the growth in brokerage commission and fees was the impact of foreign exchange rates in the quarter and six months.

Premiums and other, primarily related to insurance underwriting operations, increased $50 million or 11% in second quarter 2000 and $81 million or 9% in six months 2000 compared with the same period last year. Total premiums earned in the insurance underwriting segment were $488 million, an increase of $52 million or 12% over second quarter 1999. The increase primarily reflects new business development in the domestic mechanical warranty and casualty lines and the appliance and electronic lines and continued internal growth.

Investment income, which includes related expenses and income on disposals, decreased 10% and 9% in the second quarter and six months 2000, respectively, when compared to prior year. For six months 1999, investment income included $30 million of income on the disposal of tax-exempt bonds with no comparable amount in 2000. Excluding the income on disposal of the bonds, six months 2000 investment income increased a modest 1% or $3 million, primarily reflecting higher short-term interest rates offset by lower revenue from equity investments. Revenues from private equity investments fluctuate due to the inherent volatility of these investments. Investment income from insurance brokerage and other services, and consulting operations, primarily relating to fiduciary funds, increased $5 million in second quarter 2000 compared to second quarter 1999. Higher short-term interest rates coupled with improved cashflows contributed to the overall investment income increase in the brokerage segments.

In first quarter 1999, Aon recorded special charges of $163 million ($102 million after-tax or $0.39 per share) including provisions for U.K. pension selling, an early retirement plan in the U.S. and Canada and the consolidation of Aon's European insurance brokerage and other services operations. General expenses, excluding 1999 special charges, increased $220 million or 10% in six months 2000, primarily reflecting investments in new business initiatives and technology. For example, incremental costs related to the rollout of the retail insurance brokerage and other services brokerage system and related conversions, running of parallel systems and training expenses, were incurred in second quarter and six months 2000.

Benefits to policyholders increased $20 million or 8% in the quarter and $33 million or 7% in six months 2000 when compared to prior year. The increases were fairly consistent with growth in related premiums earned and reflected no unusual claims activity. Total expenses increased $128 million or 9% in second quarter 2000 and $117 million or 4% when compared to prior year. Total expenses, excluding the 1999 special charges, increased 10% for the six months when compared to 1999. Interest expense increased 38% in the quarter compared to prior year and 42% in six months 2000, attributed primarily to acquisition financing in 1999 and the issuances of $250 million of 6.9% notes at the end of second quarter 1999 and $250 million of 8.65% notes in second quarter 2000 (see note 5). Restructuring liabilities for recent acquisitions and 1999 special charges have been reduced by payments as planned.

Income before income tax and minority interest decreased $32 million or 12% in second quarter 2000 when compared to prior year, primarily due to lower revenue from equity investments, higher interest and technology expenses, new business initiatives and the absence of Unicover revenue.

Although foreign exchange rates negatively affected revenues in the second quarter, pretax income is generally hedged against foreign currency fluctuations. In the second quarter, the net foreign exchange impact to pretax income, after the benefit of hedge activity, was minimal. For the six months 2000, the foreign exchange impact to pretax income was $9 million.

Six months 2000 income before income tax increased $90 million or 25% over 1999 reflecting the inclusion of 1999 special charges. Excluding special charges, six months 2000 income before income tax decreased $73 million or 14% when compared to prior year, primarily reflecting lower revenue from equity investments, costs to integrate Aon's global network, increased technology expenses related to brokerage computer systems, additional interest expense, absence of Unicover revenues, and the inclusion of the $30 million income on disposal of tax-exempt securities in 1999.


BUSINESS SEGMENTS
-----------------

GENERAL
-------

For purposes of the following business segments discussions, comparisons against 1999 results exclude special charges. In addition, references to income before income tax exclude minority interest related to the capital securities.

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

Second quarter 2000 revenue was $1.1 billion, up 4%, and six months 2000 revenue was $2.1 billion, up 6%. Post-second quarter 1999 acquisitions as well as internal growth accounted for the majority of this revenue growth. Excluding the impact of acquisitions and foreign exchange, revenue related to brokerage core businesses grew approximately 6% in the quarter in a very competitive environment. Excluding the impact of foreign exchange adjustments, revenue growth in the quarter was 7% on a comparable currency basis. Revenue related to reinsurance obtained by Unicover was $8 million and $14 million for second quarter and six months 1999, respectively.

In the quarter, U.S. revenue of $545 million in 2000 was up 1% from 1999 due to increased new business, acquisitions and growth in U.S. specialty operations. In second quarter 2000, the premium rate environment continued to improve with a lower level of decline internationally and an indicated slight increase in the U.S. U. K. and Continental Europe revenue of $381 million increased 6% from 1999, primarily due to strong internal growth, particularly in Spain, Finland, Germany and Ireland. The impact of foreign exchange rates partially offset this revenue growth. Rest of world revenue increased 14% in 2000 primarily due to new initiatives and internal growth.

In the six months, U.S. revenue of $1.1 billion in 2000 was up 5% from 1999 reflecting increased new business, acquisitions, and the impact of minimal premium rate declines and growth in U.S. specialty operations. U.K. and Continental Europe revenue of $811 million increased 5% from 1999, primarily due to internal growth as mentioned above and to a lesser extent, acquisitions. The impact of foreign exchange rates partially offset this revenue growth. Rest of world revenue increased $37 million or 17% in 2000 primarily reflecting new initiatives and internal growth.

Excluding 1999 special charges, pretax income declined 3% both in the quarter and six months 2000 over prior year, reflecting lower revenue sharing income with insurers that was principally due to higher industry-wide underwriting losses. While this negatively affected short-term results, poor underwriting performance contributed to continued price firming.

Second quarter pretax margins in this segment were 17% in 2000 compared to 18% in the prior year. Second quarter 1999 results benefited from high margin Unicover revenue which was absent in 2000. In addition, higher technology costs related to the rollout of Aon's U.S. retail brokerage computer system platform, the impact of certain recent acquisitions that have seasonally higher expenses relative to revenues and investments in new initiatives, with little or no immediate revenue growth, contributed to the pretax income and related margin declines in the second quarter.

CONSULTING
----------

The Consulting segment provides a range of consulting services including employee benefits, human resources, compensation and change management.

In the Consulting segment, both second quarter and six months 2000 revenue increased 12% to $180 million and $356 million, respectively. On a comparable currency basis, Consulting revenue grew 14% in the quarter compared to 1999. Internal growth, acquisition activity, and to a lesser extent, transfers of business units to consulting from the Insurance Brokerage and Other Services segment subsequent to second quarter 1999, influenced revenue growth. Absent these factors, revenue grew approximately 7% in second quarter 2000.

U.S.  revenue  of $109  million  in  second  quarter  2000 was up 11% from  1999
reflecting   growth   primarily  in  employee  benefit   consulting.   U.K.  and
Continental Europe revenue of $54 million increased 15% from 1999. U.K. revenue grew 5% from the prior period reflecting strong growth in employee benefit services. Continental Europe revenue increased 56% or $5 million reflecting revenue growth of existing businesses and transfers of certain operating activities to the consulting segment, partially offset by unfavorable foreign exchange rates.

U.S. revenue of $208 million in six months 2000 was up 10% from 1999 reflecting growth primarily in employee benefit consulting. U.K. and Continental Europe revenue of $115 million increased 19% from 1999. U.K. revenue grew 10% from the prior period reflecting strong growth in employee benefit services. Continental Europe revenue increased 44% or $11 million reflecting revenue growth of existing businesses and transfers of certain operating activities to the consulting segment, partially offset by unfavorable foreign exchange rates.

Second quarter and six months pretax income, excluding 1999 special charges, increased 21% to $23 million and 17% to $42 million, respectively, compared to 1999 primarily reflecting U.K. operations and domestic employee benefits, human resources and change management consulting. Pretax margins in this segment improved slightly in the quarter and six months compared to 1999.


INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment is comprised of accident, health and life insurance and extended warranty and casualty insurance products.

Revenue was $552 million in second quarter 2000, up 10% from 1999, primarily due to growth in the U.S. appliance and electronics and mechanical extended warranty and casualty products. Accident and health continued to expand product distribution through worksite marketing programs, and the development of new product initiatives introduced in 1999 on a global basis. However, the above revenue growth is predominantly from core operations and acquisitions as these new initiatives continue to build momentum. Excluding the impact of acquisitions and foreign exchange, written premiums related to insurance underwriting core businesses grew approximately 9% in the quarter.

U.S. revenue of $394 million was up 13% in second quarter 2000 due to growth in revenues for accident and health and appliance and electronics extended warranty products. U.K. and Continental Europe revenue of $109 million improved 2% principally reflecting continued growth, particularly due to direct sales accident and health products in the U.K. and Ireland. Rest of world revenue was $49 million, up 7% from prior year reflecting continued geographic expansion.

U.S. revenue of $770 million was up 11% in six months 2000 due to growth in revenues for life, accident and health and extended warranty products. U.K. and Continental Europe revenue of $213 million declined 3% reflecting the transfer of certain business to the Insurance Brokerage and Other Services segment in first quarter 2000. Rest of world revenue was $99 million, up 11% from prior year reflecting continued geographic expansion.

Pretax income was $79 million in second quarter 2000, up 5% from last year. Six months 2000 pretax income was $146 million, an increase of 5% over prior year. Revenue growth and expense management was partially offset by start-up costs related to new accident and health product initiatives and investments in new product development in the extended warranty lines. Pretax margins in this segment declined to 14% in second quarter 2000 compared to 15% in 1999, principally reflecting the effect of start-up costs mentioned above.


CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including income on disposals) which is not otherwise allocated to the operating segments. Corporate operating expenses include goodwill amortization, interest expense and general expenses such as administrative and certain information technology costs.

Corporate and Other revenue for the second quarter 2000 was $22 million, down $18 million or 45% from second quarter 1999 primarily due to an increase in the allocation of investment income to the operating segments and lower yields on Corporate equity investments. For six months 2000, Corporate and Other revenue declined $37 million or 42%. Six months 1999 corporate revenue included $30 million of income on the disposal of $500 million in tax-exempt bonds. Excluding the gain, Corporate and Other revenue in the six months decreased $7 million or 12% from prior year primarily due to lower revenue from equity investments. These investments generate a more variable income stream due to the inherent fluctuations of equity security valuations.

Corporate and Other expenses for the quarter and six months were up $16 million and $39 million, respectively, from the same periods last year. Interest expense and goodwill amortization were up a total of $14 million over the second quarter 1999, reflecting the financing of acquisitions made during the last twelve months and the issuance of approximately $500 million of debt securities since June 1999.

Lower revenues from equity investments and increased interest and amortization expenses were the primary factors that contributed to the overall corporate and other pretax loss of $56 million in the quarter and $104 million for six months, a decline of $34 million and $76 million, respectively.

               NET INCOME FOR SECOND QUARTER AND SIX MONTHS 2000


Second quarter 2000 net income was $129 million ($0.49 dilutive per share) compared to $151 million ($0.57 dilutive per share) in 1999. Six months 2000 net income was $252 million ($0.96 dilutive per share) compared to $201 million ($0.76 per share) in 1999. Six months 1999 net income was primarily influenced by after-tax 1999 special charges of $102 million ($0.39 per share) with no comparable amount in six months 2000. In the second quarter and first six months of 2000, there was no net income reflected in Aon's consolidated financial statements from the impact of Unicover revenues. The impact of Unicover revenues in 1999 was approximately $0.02 per share in the second quarter and $0.03 per share for the first six months.

Basic net income per share, including 1999 special charges, was $0.50 and $0.58 in second quarter 2000 and 1999, respectively, and $0.97 and $0.77 in six months 2000 and 1999, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The effective tax rate was 39% and 38.25% for second quarter 2000 and 1999, respectively. The increase in the effective rate was primarily attributable to a shift in business mix and to lower tax-exempt investment income.


                        CASH FLOW AND FINANCIAL POSITION
                          AT THE END OF SIX MONTHS 2000


Cash flows from operating activities reflect the net income earned by Aon in the reported periods adjusted for non-cash charges and working capital changes. Cash flows provided by operating actvities in six months 2000 were $262 million, a decrease of $95 million from the $357 million reported at six months 1999. The decrease is primarily due to payments on special charges related to restructuring and purchase accounting liabilities from business combinations and changes in insurance assets and liabilities net of reinsurance and net brokerage insurance premiums payable. In addition, six months 2000 net income of $252 million was $51 million below prior year after adjusting for after-tax special charges of $102 million at six months 1999. A refund due on prior year taxes partially offset the decrease in operating cash flows for the six months 2000.

Investing activities used cash of $104 million, which was made available from financing and operating activities. Cash used for acquisition activity during six months 2000 was $41 million, primarily reflecting brokerage acquisitions. Property and equipment and other expenditures for the first six months of 2000 were $73 million, net of proceeds of $33 million from the sale of certain assets.

Cash totaling $58 million was used during six months 2000 from financing activities. The decrease of $384 million from six months 1999 is primarily due to net withdrawals of capital accumulation products and a reduction of new short-term borrowings. Cash was used to pay dividends of $110 million on common stock and $1 million on redeemable preferred stock during six months 2000.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon's liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issues and capital securities. The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for business reinvestment (i.e. rollout of the new U.S. retail brokerage system, acquisition financing and payments of special charge and purchase accounting liabilities). Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow in the long term.

Aon's fixed maturity investments are invested primarily in investment grade holdings (97%) and have a fair value of $2.4 billion at June 30, 2000, which is approximately 96% of amortized cost.

Total assets increased $963 million to $22.1 billion since year-end 1999. Invested assets at June 30, 2000 decreased $49 million from year-end levels primarily from the use of short-term investments to fund special charge payments and to settle policyholder fund liabilities. The amortized cost and fair value of less than investment grade fixed maturity investments were $109 million and $100 million, respectively, at June 30, 2000. The carrying value of non-income producing investments in Aon's portfolio at June 30, 2000 was $100 million, or 1.6% of total invested assets.

In general, Aon uses derivative financial instruments (primarily financial futures, swaps, options and foreign exchange forwards) to: (a) hedge income statement foreign currency translation and transaction risks and other business risks (i.e. interest rate and credit risk); (b) hedge asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) manage its overall asset/liability duration match. As of June 30, 2000, Aon had open contracts, related to certain of the above, which had net unrealized gains of approximately $1 million.

Short-term borrowings increased at the end of six months 2000 by $87 million when compared to year-end 1999. The increase is primarily due to the financing of acquisitions, in particular the completion of minority interest buyouts associated with previous acquisitions. Notes payable increased at the end of six months 2000 by $207 million when compared to year-end 1999. The principal factor influencing this increase is the issuance of $250 million of 8.65% debt securities due May 2005 (see note 5). Debt repayments partially offset the increase in notes payable. Included in notes payable at June 30, 2000 is approximately $22 million, which represents the principal amount of notes to be paid within one year.

Stockholders' equity increased $36 million in six months 2000 to $12.10 per share, an increase of $0.19 per share since year-end 1999. The principal factor influencing this increase was net income. Partially offsetting this increase were net foreign exchange losses of $80 million and dividends to stockholders of $111 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions. These short-term non-cash fluctuations are not economical to hedge completely.



REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at June 30, 2000 and for the second quarter and six months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Chicago, Illinois
August 10, 2000

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits - The exhibits filed with this report are listed on the attached Exhibit Index.

    (b) Reports on Form 8-K - The Registrant filed one Current Report on Form 8-K dated May 9, 2000 for the quarter ended June 30, 2000. The following exhibits were included in the report: (1)
                  Exhibit 3 - Certificate of Amendment of Second Restated Certificate of Incorporation; (2) Exhibit 12(a) - Statement regarding Computation of Ratio of Earnings to Fixed Charges;
                  (3) Exhibit 12(b) - Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends; and (4) Exhibit 99 - Press Release regarding First Quarter 2000 Earnings.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Aon Corporation
                                             ---------------
                                             (Registrant)

August 11, 2000                               /s/ Harvey N. Medvin
                                             --------------------------------
                                             HARVEY N. MEDVIN
                                             EXECUTIVE VICE PRESIDENT AND
                                             CHIEF FINANCIAL OFFICER
                                             (Principal Financial and Accounting
                                             Officer)

Aon CORPORATION
---------------

Exhibit Number
In Regulation S-K


Item 601 Exhibit Table
----------------------

(10) Material Contracts.

            (a)   Aon  Stock  Award  Plan  (as  amended  and  restated   through
                  February, 2000).

(12) Statements regarding Computation of Ratios.

            (a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

            (b)   Statement regarding  Computation  of   Ratio  of  Earnings  to
                  Combined Fixed Charges and Preferred Stock Dividends.

(15) Letter re: Unaudited Interim Financial Information

(27) Financial Data Schedule