Form 10-Q/A
period 2000-06-30
AON CORP
filed 2000-11-03
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     ---
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-7933


                                 Aon Corporation
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               36-3051915
                --------                               ----------
    (STATE OR OTHER JURISDICTION OF         (IRS EMPLOYER IDENTIFICATION
NO.)
     INCORPORATION OR ORGANIZATION)

123 N. WACKER DR., CHICAGO, ILLINOIS           60606
------------------------------------           -----
                                               (ZIP CODE)
                (312) 701-3000
       (REGISTRANT'S TELEPHONE NUMBER)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act
of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X     NO
                                                    -----      -----

Number of shares of common stock outstanding:

                 CLASS                        NO. OUTSTANDING AS OF 6-30-00
                 -----                        -----------------------------

         $1.00 par value Common                        255,010,419

      The purpose of this Form 10-Q/A is to file an amended Exhibit 27 to correct an error in the Exhibit. Income statement numbers stated were for the quarter ended June 30, 2000 and should have been for the six months ended June 30, 2000.

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

                                            Aon CORPORATION
                                            ---------------
                                            (Registrant)



November 2, 2000                            /s/ Harvey N. Medvin
                                            --------------------
                                            HARVEY N. MEDVIN
                                            EXECUTIVE VICE PRESIDENT
                                            AND CHIEF FINANCIAL OFFICER
                                            (Principal Financial and Accounting
                                            Officer)

Aon CORPORATION
---------------

Exhibit Number In Regulation S-K

ITEM 601      EXHIBIT TABLE

*(10)         (a)     Aon Stock Award Plan (as amended and restated through
                      February, 2000)

*(12)         (a)     Statement regarding Computation of Ratio of Earnings to
                      Fixed Charges.

              (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

*(15)         Letter re: Unaudited Interim Financial Information

(27)         Financial Data Schedule

----------
*Previously filed.