Form 10-Q
period 2000-09-30
AON CORP
filed 2000-11-13
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -                                 -
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Number of shares of common stock outstanding:

                                                           No. Outstanding
                    Class                                   as of 9-30-00
                    -----                                   -------------

           $1.00 par value Common                            256,094,695

                                          Part 1
                                   Financial Information
                                      Aon Corporation
                  Condensed Consolidated Statements of Financial Position


 (millions)                                               AS OF           AS OF
                                                       SEPT. 30, 2000  DEC. 31, 1999
                                                      ------------------------------
 ASSETS                                                (UNAUDITED)

 INVESTMENTS

   Fixed maturities at fair value                          $  2,352       $  2,497

   Equity securities at fair value                              556            574

   Short-term investments                                     2,473          2,362

   Other investments                                            875            751

                                                      --------------  -------------
       TOTAL INVESTMENTS                                      6,256          6,184


 CASH                                                           980            837


 RECEIVABLES

   Insurance brokerage and consulting
        services                                              6,642          6,230

   Premiums and other                                         1,367          1,116

                                                      --------------  -------------
       TOTAL RECEIVABLES                                      8,009          7,346


 EXCESS OF COST OVER NET ASSETS PURCHASED                     3,255          3,359


 OTHER INTANGIBLE ASSETS                                        482            503


 OTHER ASSETS                                                 2,849          2,903

                                                      --------------  -------------
       TOTAL ASSETS                                        $ 21,831       $ 21,132
                                                      ==============  =============



                                                          AS OF           AS OF
                                                       SEPT. 30, 2000  DEC. 31, 1999
                                                      ------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                  (UNAUDITED)

 INSURANCE PREMIUMS PAYABLE                                $  8,143       $  7,643

 POLICY LIABILITIES
   Future policy benefits                                     1,007          1,005
   Policy and contract claims                                   816            764
   Unearned and advance premiums                              2,042          2,012
   Other policyholder funds                                   1,056          1,207
                                                      --------------  -------------
       TOTAL POLICY LIABILITIES                               4,921          4,988

 GENERAL LIABILITIES
   General expenses                                           1,455          1,731
   Short-term borrowings                                        476            303
   Notes payable                                              1,801          1,611
   Other liabilities                                          1,003            955
                                                      --------------  -------------
       TOTAL LIABILITIES                                     17,799         17,231


 COMMITMENTS AND CONTINGENT LIABILITIES

 REDEEMABLE PREFERRED STOCK                                      50             50

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY THE COMPANY'S JUNIOR
   SUBORDINATED DEBENTURES                                      800            800


 STOCKHOLDERS' EQUITY
   Common stock - $1 par value                                  260            259
   Paid-in additional capital                                   573            525
   Accumulated other comprehensive loss                        (409)          (309)
   Retained earnings                                          3,107          2,905
   Less - Treasury stock at cost                               (125)           (90)
          Deferred compensation                                (224)          (239)
                                                      --------------  -------------
       TOTAL STOCKHOLDERS' EQUITY                             3,182          3,051

                                                      --------------  -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 21,831       $ 21,132
                                                      ==============  =============

 See the accompanying notes to the condensed consolidated financial statements.

                                              Aon Corporation
                                Condensed Consolidated Statements of Income
                                                (Unaudited)

                                                                 Third Quarter Ended         Nine Months Ended
                                                               ------------------------  -------------------------
 (millions except per share data)                               Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                  2000         1999         2000         1999
                                                               -----------  -----------  ------------ ------------

 REVENUE
    Brokerage commissions and fees .........................      $ 1,176      $ 1,127       $ 3,584      $ 3,382
    Premiums and other .....................................          476          475         1,435        1,353
    Investment income ......................................          133          168           395          457
                                                               -----------  -----------  ------------ ------------
       Total revenue .......................................        1,785        1,770         5,414        5,192
                                                               -----------  -----------  ------------ ------------

 EXPENSES
    General expenses .......................................        1,208        1,222         3,741        3,698
    Benefits to policyholders ..............................          257          244           766          720
    Interest expense .......................................           38           29           102           74
    Amortization of intangible assets ......................           38           36           115          105
                                                               -----------  -----------  ------------ ------------
       Total expenses ......................................        1,541        1,531         4,724        4,597
                                                               -----------  -----------  ------------ ------------

 INCOME BEFORE INCOME TAX AND MINORITY INTEREST ............          244          239           690          595
    Provision for income tax ...............................           95           91           269          226
                                                               -----------  -----------  ------------ ------------
 INCOME BEFORE MINORITY INTEREST ...........................          149          148           421          369
    Minority interest - 8.205% trust preferred
      capital securities ...................................          (10)         (10)          (30)         (30)
                                                               -----------  -----------  ------------ ------------
 NET INCOME ................................................      $   139      $   138       $   391      $   339
                                                               ===========  ===========  ============ ============
    Preferred stock dividends ..............................           (1)          (1)           (2)          (2)
                                                               -----------  -----------  ------------ ------------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS ..............      $   138      $   137       $   389      $   337
                                                               ===========  ===========  ============ ============

 NET INCOME PER SHARE:
    Basic net income per share .............................      $  0.53      $  0.53       $  1.50      $  1.30
                                                               ===========  ===========  ============ ============
    Dilutive net income per share ..........................      $  0.53      $  0.52       $  1.49      $  1.28
                                                               ===========  ===========  ============ ============

 CASH DIVIDENDS PAID ON COMMON STOCK .......................      $  0.22      $  0.21       $  0.65      $  0.61
                                                               ===========  ===========  ============ ============


 Dilutive average common and common equivalent
    shares outstanding .....................................        262.8        264.2         261.7        263.3
                                                               -----------  -----------  ------------ ------------


  See the accompanying notes to the condensed consolidated financial statements.

                                                     Aon Corporation
                                      Condensed Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                           Nine Months Ended
                                                                                      ----------------------------
                                                                                         Sept. 30,      Sept. 30,
 (millions)                                                                                2000            1999
                                                                                      -------------  -------------

 Cash Flows from Operating Activities:
   Net income ......................................................................         $ 391          $ 339
   Adjustments to reconcile net income to cash provided by operating activities
      Insurance operating assets / liabilities net of reinsurance ..................            32            125
      Amortization of intangible assets ............................................           115            105
      Depreciation and amortization  of property, equipment and software ...........           131            139
      Income taxes .................................................................           125             (2)
      Special charge and  purchase accounting liabilities (notes 8 and 11) .........           (90)            37
      Valuation changes on investments and income on disposals .....................           (72)          (122)
      Other receivables and liabilities - net ......................................           (98)          (143)
                                                                                      -------------  -------------
 Cash Provided by Operating Activities.. ...........................................           534            478
                                                                                      -------------  -------------

 Cash Flows from Investing Activities:
   Sale of investments
      Fixed maturities
         Maturities ................................................................            86             53
         Calls and prepayments .....................................................           106            146
         Sales .....................................................................           218            999
      Equity securities ............................................................           173            404
      Other investments ............................................................           253             35
   Purchase of investments
      Fixed maturities .............................................................          (298)          (905)
      Equity securities ............................................................          (130)          (352)
      Other investments ............................................................          (433)          (256)
      Purchase of short-term investments - net .....................................          (156)          (249)
   Acquisition of subsidiaries .....................................................           (60)          (373)
   Property and equipment and other - net ..........................................          (104)          (195)
                                                                                      -------------  -------------
         Cash Used by Investing Activities .........................................          (345)          (693)
                                                                                      -------------  -------------

 Cash Flows from Financing Activities:
    Treasury stock transactions - net. .............................................           (61)           (22)
    Issuance of short-term borrowings - net ........................................           178            328
    Issuance of long-term debt .....................................................           250            255
    Repayment of other long-term debt ..............................................           (26)             -
    Interest sensitive, annuity and investment-type contracts
      Deposits .....................................................................            65            297
      Withdrawals ..................................................................          (275)          (335)
    Cash dividends to stockholders .................................................          (168)          (156)
                                                                                      -------------  -------------
         Cash Provided (Used) by Financing Activities ..............................           (37)           367
                                                                                      -------------  -------------

 Effect of Exchange Rate Changes on Cash ...........................................            (9)            (4)
 Increase in Cash ..................................................................           143            148
 Cash at Beginning of Period .......................................................           837            723
                                                                                      -------------  -------------
 Cash at End of Period .............................................................         $ 980          $ 871
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


2.    Statements of Financial Accounting Standards (SFAS)
      ---------------------------------------------------

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires Aon to recognize all derivatives on the statement of financial position at fair value.

      In June  1999,  the  FASB  issued  Statement  No.  137  that  amended  the required adoption date of Statement No. 133 to all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement
      No. 138, a significant amendment to Statement No. 133, which is effective simultaneously with Statement No. 133. Effective October 1, 2000, Aon adopted Statement No. 133 in its fourth quarter consolidated financial statements. Implementation of Statement No. 133 will not have a material impact on the consolidated financial statements.

      In March 2000, the FASB issued Interpretation No. 44 (Interpretation), "Accounting for Certain Transactions Involving Stock Compensation." This Interpretation clarifies the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." This Interpretation was effective July 1, 2000 and its adoption did not have a material impact on Aon's consolidated financial statements.

      In June 2000, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101B that amended the required adoption date of SAB 101 to fourth quarter 2000. SAB 101 provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. Any change required by the SAB must be made by the end of fourth quarter 2000 with a cumulative effect accounting change effective January 1, 2000. Based on new interpretative guidance issued by the SEC staff in October

      2000, Aon has not yet determined the full effect this SAB will have on the consolidated financial statements.

      In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 replaces Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 is effective for all transfers of financial assets occurring after March 31, 2001. Aon has not yet determined the effect, if any, this statement will have on the consolidated financial statements.


3.    Comprehensive Income
      --------------------

      The components of comprehensive income, net of related tax, for the third quarter and nine months ended September 30, 2000 and 1999 are as follows:

       (millions)                                  Third Quarter Ended       Nine Months Ended
                                                   -------------------       -----------------
                                                   Sept. 30,   Sept. 30,  Sept. 30,   Sept. 30,
                                                  ----------  ----------  ----------  ---------
                                                     2000        1999        2000        1999
                                                     ----        ----        ----        ----

      Net income                                  $   139     $   138     $   391      $  339
      Net unrealized  investment  gains (losses)       16         (55)         11        (155)
      Net foreign exchange losses                     (31)        (12)       (111)        (57)
      Net additional minimum pension
          liability reduction                           -           -           -          65
                                                  ----------  ----------  ----------  ---------

      Comprehensive income                        $   124     $    71     $   291      $  192
                                                  ==========  ==========  ==========  =========


      The components of accumulated other comprehensive loss, net of related tax, at September 30, 2000 and December 31, 1999 are as follows:

      (millions)                                            2000          1999
                                                            ----          ----

      Net unrealized investment losses                    $ (110)       $  (121)
      Net foreign exchange losses                           (263)          (152)
      Net  additional   minimum  pension  liability
      adjustment                                             (36)           (36)
                                                        ----------     ----------
      Accumulated other comprehensive loss                $ (409)       $  (309)
                                                        ==========     ==========


4.    Business Segments
      -----------------

      Aon classifies its business into three major segments based on the type of service or product, and a fourth nonoperating segment. The Insurance Brokerage and Other Services segment is comprised of retail and reinsurance brokerage and related operations, which include specialty and wholesale activity. The Consulting segment is Aon's employee benefit and human resource consulting organization. The Insurance Underwriting segment is comprised of life, accident and health, and extended warranty and casualty insurance products. The Corporate and Other nonoperating segment revenues consist primarily of investment income on policyholder surplus from insurance underwriting companies which is not otherwise allocated to the operating segments. Corporate and

      Other expenses consist primarily of amortization of goodwill (excess of costs over net assets purchased), interest, certain information technology expenses and other general and administrative expenses.

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

=============================================================================================
Insurance Brokerage and Other Services
(millions)                        Third quarter ended Sept. 30,   Nine months ended Sept. 30,
                                          2000          1999          2000           1999
=============================================================================================
Revenue:
   United States                        $   549        $   543     $ 1,618        $ 1,563
   United Kingdom                           231            209         673            616
   Continental Europe                       134            137         503            505
   Rest of World                            128            123         387            345
---------------------------------------------------------------------------------------------
Total revenue                           $ 1,042        $ 1,012     $ 3,181        $ 3,029
---------------------------------------------------------------------------------------------

Income before income tax
   excluding special charges            $   183        $   163     $   545        $   535
Special charges                               -              -           -           (119)
---------------------------------------------------------------------------------------------
Income before income tax                $   183        $   163     $   545        $   416
---------------------------------------------------------------------------------------------

=============================================================================================
Consulting                        Third quarter ended Sept. 30,   Nine months ended Sept. 30,
(millions)                                2000          1999          2000           1999
=============================================================================================
Revenue:
   United States                        $  118         $   102     $   326        $   291
   United Kingdom                           35              36         114            108
   Continental Europe                       13               7          49             32
   Rest of World                            16              13          49             44
---------------------------------------------------------------------------------------------
Total revenue                           $  182         $   158     $   538        $   475
---------------------------------------------------------------------------------------------

Income before income tax
   excluding special charges            $   26         $    15     $    68        $    51
Special charges                              -               -           -            (44)
---------------------------------------------------------------------------------------------
Income before income tax                $   26         $    15     $    68        $     7
---------------------------------------------------------------------------------------------

=============================================================================================
Insurance Underwriting            Third quarter ended Sept. 30,   Nine months ended Sept. 30,
(millions)                                2000          1999          2000           1999
=============================================================================================
Revenue:
   United States                        $  384         $   370     $ 1,154        $ 1,061
   United Kingdom                           74              97         233            258
   Continental Europe                       25              27          79             85
   Rest of World                            53              46         152            135
---------------------------------------------------------------------------------------------
Total revenue                           $  536         $   540     $ 1,618        $ 1,539
---------------------------------------------------------------------------------------------
Income before income tax                $   81         $    75     $   227        $   214
---------------------------------------------------------------------------------------------

=============================================================================================
Corporate and Other               Third quarter ended Sept. 30,   Nine months ended Sept. 30,
(millions)                                2000          1999          2000           1999
=============================================================================================
Total revenue                           $   25         $    60     $    77        $   149
---------------------------------------------------------------------------------------------
Loss before income tax                  $  (46)        $   (14)    $  (150)       $   (42)
---------------------------------------------------------------------------------------------


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


6.    Capital Stock
      -------------

      During the first nine months of 2000, Aon purchased 3.3 million shares of its common stock at a total cost of $95 million and reissued 1.2 million shares of common stock from treasury for employee benefit plans and 739,700 shares in connection with the employee stock purchase plan. There were 4 million shares of common stock held in treasury at September 30, 2000.

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

8.    Business Combinations
      ----------------------

      In first quarter 1999, Aon consummated a plan of restructuring its operations as a result of recent business combination activity. A pretax special charge was recorded in the amount of $120 million.

      In the first, second and third quarters of 2000, Aon made total payments of $8 million, $13 million and $9 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

      The activity of these special charges and purchase accounting liabilities is presented below.

      The following table demonstrates the activity related to the liability for termination benefits and abandoned leases recorded as expenses in 1999:

                                       Termination         Lease
      (millions)                         Benefits      Abandonments       Total
      --------------------------------------------------------------------------
      Expense charged in 1999              $ 67            $ 11           $ 78
      Cash payments in 1999                 (51)             (6)           (57)
      Credit to expense in 2000               -              (5)            (5)
      Cash payments in 2000                  (9)              -             (9)
      --------------------------------------------------------------------------
      Balance at September 30, 2000        $  7            $  -           $  7
      --------------------------------------------------------------------------

      The following table demonstrates the activity related to the liabilities established as a result of 1998 acquisitions:

                                        Termination         Lease
      (millions)                          Benefits      Abandonments        Total
      -----------------------------------------------------------------------------
      Initial liability                       $ 40            $ 30            $ 70
      Cash payments in 1998                    (16)             (4)            (20)
      Cash payments in 1999                    (24)             (6)            (30)
      Credit to expense in 2000                  -              (3)             (3)
      Cash payments in 2000                      -              (4)             (4)
      -----------------------------------------------------------------------------
      Balance at September 30, 2000           $  -            $ 13            $ 13
      -----------------------------------------------------------------------------

      The following table demonstrates the activity related to the "Aon Plan" liabilities recorded as expenses in 1996 and 1997:

                                                            Lease
                                                        Abandonments
                                         Termination      and Other
      (millions)                          Benefits        Exit Costs        Total
      -----------------------------------------------------------------------------
      Balance at  December 31, 1996         $ 12            $ 48            $ 60
      Expense charged in 1997                 40              68             108
      Cash payments in 1997                  (48)            (10)            (58)
      Cash payments in 1998                   (4)            (26)            (30)
      Cash payments in 1999                    -             (24)            (24)
      Credit to expense in 1999                -             (11)            (11)
      Credit to expense in 2000                -              (3)             (3)
      Cash payments in 2000                    -              (7)             (7)
      -----------------------------------------------------------------------------
      Balance at September 30, 2000         $  -            $ 35            $ 35
      -----------------------------------------------------------------------------

      The following table  demonstrates the activity related to the A&A and Bain
      Hogg  plan   liabilities   established  as  a  result  of  1996  and  1997
      acquisitions:

                                                           Lease
                                                         Abandonments
                                         Termination       and Other
      (millions)                           Benefits       Exit Costs         Total
      -----------------------------------------------------------------------------
      Initial liability                     $ 100            $ 164           $ 264
      Cash payments in 1997                   (65)             (44)           (109)
      Cash payments in 1998                   (35)             (45)            (80)
      Cash payments in 1999                     -              (28)            (28)
      Charge to expense in 1999                 -               13              13
      Cash payments in 2000                     -              (10)            (10)
      -----------------------------------------------------------------------------
      Balance at September 30, 2000         $   -            $  50           $  50
      -----------------------------------------------------------------------------

      All of Aon's liabilities relating to restructuring charges and purchase accounting are reflected in the general expense liabilities in the condensed consolidated statements of financial position.


9.    Net Income Per Share
      --------------------

      Net income per share is calculated as follows:

                                   Third quarter ended            Nine months ended
      (millions except per         -------------------            -----------------
       share data)            Sept. 30, 2000 Sept. 30, 1999  Sept. 30, 2000 Sept. 30, 1999
      -------------------------------------------------------------------------------------

      Net income                   $ 139          $ 138          $ 391          $ 339
      Redeemable preferred
       stock dividends                (1)            (1)            (2)            (2)
                                 ---------     ----------     ----------     ----------
      Net income  for
      dilutive and basic           $ 138          $ 137          $ 389          $ 337
                                 =========     ==========     ==========     ==========

      Basic shares outstanding       260            260            259            259
      Common stock equivalents         3              4              3              4
                                 ---------     ----------     ----------     ----------
      Dilutive potential
       common shares                 263            264            262            263
      -------------------------------------------------------------------------------------
      Basic net income per share   $0.53          $0.53          $1.50          $1.30
      Dilutive net income per
       share                       $0.53          $0.52          $1.49          $1.28
      -------------------------------------------------------------------------------------


10.   Alexander & Alexander Services Inc. (A&A) Discontinued Operations
      -----------------------------------------------------------------

      A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchasers for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of September 30, 2000, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statement of financial position. Such liabilities amounted to $143 million and would be substantially reduced if a February, 2000 ruling from the Court of Appeal in England favorable to the Company, in respect of which right to appeal has been granted, were upheld in a decision expected in or around 2002. The stated liabilities are net of $174 million of reinsurance recoverables and other assets.


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

      Except for an action filed in Illinois seeking to compel Aon to produce documents and for an action filed in England disputing entitlement to commissions and fees to both of which Aon is responding, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon related entity is a party. However, in fourth quarter 1999 Aon recognized a pretax charge for $72 million in general expenses in its insurance brokerage and other services segment relating to various litigation matters including Unicover. As of September 30, 2000, Aon has $49 million remaining in general expense liabilities for these various litigation matters, which are complex and, therefore, the timing of resolution cannot yet be determined.

      Certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. In 1999, Aon charged general expenses for $121 million in the consulting segment, of which $43 million was in first quarter 1999, to provide for these payments. As of September 30, 2000, Aon has $66 million remaining in general expense liabilities for these payments which are expected to be disbursed over the next several years. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, general level of pricing in the equity markets, the rate of response to the pension review mailings, the interest rate established quarterly by the PIA for calculating compensation, and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims.

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


12.   Subsequent Event
      ----------------

      In October 2000, Aon acquired ASA Acquisition Corp. (ASA), an employee benefits and compensation consulting firm. The acquisition was financed by the issuance of 3.9 million shares of common stock and will be accounted for as a purchase.

                                 Aon CORPORATION
                   MANAGEMENT'S ANALYSIS OF OPERATING RESULTS
                             AND FINANCIAL CONDITION

                      REVENUE AND INCOME BEFORE INCOME TAX
                     FOR THIRD QUARTER AND NINE MONTHS 2000



INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This quarterly report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, changes in commercial property and casualty premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, the final form of the business transformation plan, the ultimate cost and timing of the implementation thereof and the actual cost savings and other benefits resulting therefrom. (See "Business Transformation Plan / Future Restructuring Charges" section below).


GENERAL
-------

BUSINESS TRANSFORMATION PLAN / FUTURE RESTRUCTURING CHARGES

In November 2000, Aon's board of directors approved, in principle, a comprehensive business transformation plan (the "Plan") designed to significantly improve the way Aon conducts its business, to improve client service and to enhance profitability. The Plan combines existing, proven technology with process redesign and organizational change. The business transformation costs, estimated to be between $250 million and $325 million on a pretax basis, will include a restructuring charge and transition costs, the majority of which will be incurred over the next three quarters when the Plan is being implemented. The majority of the total costs will be recorded as a restructuring charge beginning in fourth quarter 2000.

Major elements of the Plan include severance payments for workforce reductions relating to the elimination of approximately 3,000 positions or 6% of Aon's 50,000 total worldwide workforce. Transition costs are related primarily to the running of parallel functions and will mostly offset savings through the first half of 2001. A majority of the total charges are expected to be taken over the fourth quarter 2000 and first quarter 2001 with the remaining amount expected to be recognized in second quarter 2001.

Annualized pretax savings from the Plan are estimated to be approximately $150 million to $200 million. The majority of the annualized savings is expected to be realized beginning in fourth quarter 2001. Temporary revenue shortfalls may occur during the early implementation stage of the Plan.

The majority of the charges and savings relate to the Insurance Brokerage and Other Services segment and the majority of the related savings will occur in the U.S. and the U.K. where most of Aon's offices and employees are located. Positions to be eliminated will occur at all levels including senior and middle management, corporate staff functions, administrative and clerical.

CONSOLIDATED RESULTS
--------------------

REVENUE AND INCOME BEFORE INCOME TAX
------------------------------------

REVENUE:

Total revenue increased $15 million or 1% in the third quarter and $222 million or 4% in nine months 2000. Foreign exchange rate reductions and the absence of revenue from the Unicover workers compensation pool slowed revenue growth in third quarter and nine months 2000. The impact of lower total returns on private equity investments and lower levels of income on disposals contributed to the slight increase in third quarter revenues compared to prior year.On a comparable currency basis, total revenues improved 4% in the quarter compared to 1999.

Brokerage commissions and fees increased $49 million or 4% in third quarter 2000 and $202 million or 6% in nine months 2000, primarily reflecting internal growth from increased new business and growth from business combination activity. Partially offsetting the growth in brokerage commission and fees was the impact of foreign exchange rates in the quarter and nine months.

Premiums and other, primarily related to insurance underwriting operations, increased $1 million in third quarter 2000 and $82 million or 6% in nine months 2000 compared with the same period last year. The absence of growth in third quarter 2000 premiums and other revenue over prior year primarily reflects a significant decline in extended warranty revenue following a change in the mix of warranty services delivered to clients. The intentional discontinuation of one major warranty renewal that did not meet profitability hurdles and the loss of revenue from the exit of one retailer from the appliances and electronics line also impacted revenue growth in the quarter. Total premiums earned in the insurance underwriting segment were $472 million, an increase of $3 million or 1% over third quarter 1999. The increase primarily reflects continued strong growth in accident and health core business which was largely offset by the reduction in extended warranty revenues mentioned above.

Investment income, which includes related expenses and income on disposals, decreased 21% or $35 million and 14% or $62 million in the third quarter and nine months 2000, respectively, when compared to prior year. Revenues from private equity investments fluctuate due to the inherent volatility of these investments. The decline in third quarter 2000 investment income primarily reflected a decrease in income on disposals and lower total returns on private equity investments when compared to 1999. Nine months 2000 investment income declined from prior year largely due to lower levels of income on disposals. Partially offsetting this decline were higher total returns on private equity investments in the first six months of 2000. For nine months 1999, investment income included a gain of $30 million of income on the disposal of tax-exempt bonds, the settlement of a dispute relating to investments with a third party in second quarter 1999 and other significant income on disposals, with no comparable amounts in 2000. Investment income from insurance brokerage and other services, and consulting operations, primarily relating to fiduciary funds, increased $4 million in third quarter 2000 compared to third quarter 1999. Higher short-term interest rates coupled with improved cash flows contributed to the overall investment income increase in the brokerage segments.


EXPENSES:

General expenses decreased 1% in the quarter reflecting the impact of foreign exchange fluctuations and lower policy acquisition costs and commissions paid in the insurance underwriting segment. On a comparable currency basis, general expenses increased 4% in the quarter. In the nine months 2000, general expenses, excluding 1999 special charges (see below), increased $206 million or 6%, primarily reflecting investments in new business initiatives, acquisitions and technology. Such costs included the rollout of Aon's U.S. retail brokerage computer system platform and related conversions, running of parallel systems and training expenses.

Benefits to policyholders increased $13 million or 5% in the quarter and $46 million or 6% in nine months 2000 when compared to prior year. The increases were consistent with growth in related premium earned and reflected no unusual claims activity in the nine months comparisons.

Interest expense increased 31% in the quarter compared to prior year and 38% in nine months 2000, attributed primarily to acquisition financing from 1999 and 2000 acquisitions, higher short-term interest rates and the issuances of $250 million of 6.9% notes at the end of second quarter 1999 and $250 million of 8.65% notes in second quarter 2000 (see note 5).

Based on the above, total expenses increased $10 million or 1% in the third quarter 2000 and $127 million or 3% for the first nine months when compared with the prior year. For the nine months 2000, the increase would have been $290 million or 7% after adjusting for the 1999 special charges.

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


INCOME BEFORE INCOME TAX:

As a result of the above revenue and expenses discussions for the third quarter 2000, income before income tax and minority interest increased $5 million or 2% in third quarter 2000 when compared to prior year, primarily due to revenue growth in the brokerage and consulting segments and a decline in general expenses which were offset in part by lower total returns on equity investments and higher interest and goodwill amortization expenses. Nine months 2000 income before income tax increased $95 million or 16% over 1999 reflecting the inclusion of 1999 special charges. Excluding special charges, nine months 2000 income before income tax decreased $68 million or 9% when compared to prior year, primarily reflecting lower total returns on equity investments, costs to integrate Aon's global network, increased technology expenses related to brokerage computer systems, additional interest expense, absence of Unicover revenues and the inclusion of the $30 million income on disposal of tax-exempt securities in 1999.

Although foreign exchange rates negatively affected revenues in the third quarter, pretax income was generally protected against foreign currency fluctuations through the use of derivative instruments. In the third quarter, the net foreign exchange impact to pretax income, after the benefit of derivative activity, was minimal. For the nine months 2000, the unfavorable foreign exchange impact to pretax income was $9 million.

BUSINESS SEGMENTS
-----------------

GENERAL
-------

For purposes of the following business segments discussions, comparisons against 1999 results exclude special charges. In addition, references to income before income tax exclude minority interest related to the capital securities.

Aon classifies its businesses into three major operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting; and into one nonoperating segment, Corporate and Other. A description of operations and a review of financial performance for each of these four segments follows.


INSURANCE BROKERAGE AND OTHER SERVICES
--------------------------------------

The Insurance Brokerage and Other Services segment consists principally of Aon's retail and reinsurance brokerage and related operations, which include specialty and wholesale activity.

Third quarter 2000 revenue was $1.04 billion, up 3%, and nine months 2000 revenue was $3.2 billion, up 5% from 1999. Internal growth as well as post-third quarter 1999 acquisitions accounted for the majority of this revenue growth. Excluding the impact of acquisitions, foreign exchange and Unicover, revenue related to Insurance Brokerage and Other Services core businesses grew approximately 7% in the quarter in a very competitive environment. Revenue growth in the quarter, on a comparable currency basis, was also 7% compared to prior year. Revenue growth was slowed in the quarter primarily due to a decrease in one-time transaction revenues in the U.S. retail brokerage sector and the absence of revenue from the Unicover workers compensation pool. Revenue related to reinsurance obtained by Unicover was $11 million and $25 million for third quarter and nine months 1999, respectively.

In third quarter 2000, U.S. revenue of $549 million was up slightly from 1999. Pricing trends in the marketplace were basically flat in the quarter when compared to second quarter 2000. U.K. and Continental Europe revenue of $365 million increased 5% from 1999, primarily due to strong internal growth, particularly in the retail, specialty and reinsurance sectors. The impact of foreign exchange rates partially offset this revenue growth. Rest of world revenue increased 4% in 2000 primarily due to new initiatives and internal growth.

In the nine months, U.S. revenue of $1.6 billion in 2000 was up 4% from 1999 reflecting increased new business, acquisitions, and the impact of minimal premium rate declines and growth in U.S. specialty operations. U. K. and Continental Europe revenue of $1.2 billion increased 5% from 1999, primarily due to internal growth as mentioned above and to a lesser extent, acquisitions. The impact of foreign exchange rates partially offset this revenue growth. Rest of world revenue increased $42 million or 12% in 2000 primarily reflecting new initiatives and internal growth.

Excluding 1999 special charges, pretax income grew 12% in third quarter and 2% in nine months 2000 over prior year, primarily reflecting strong internal growth, particularly in the retail, specialty and reinsurance sectors. Partially offsetting the pretax income growth in the nine months was lower revenue sharing income with insurers who are experiencing higher industry-wide underwriting losses. While this negatively affected short-term results, poor underwriting performance contributed to continued price firming.

Third quarter pretax margins in this segment were 17.5% in 2000 compared to 16.1% in the prior year. International retail, specialty and reinsurance businesses had strong results in the quarter. In the nine months, pretax margins were 17.1% compared to 17.7% in 1999. Third quarter 1999 results benefited from high margin Unicover revenue which was absent in 2000. In addition, higher technology costs related to the rollout of Aon's U.S. retail brokerage computer system platform and investments in new initiatives, with little or no immediate revenue growth, contributed to margin declines in the nine months.

CONSULTING
----------

The Consulting segment provides a range of consulting services including employee benefits, human resources, compensation and change management.

In the Consulting segment, third quarter 2000 revenue increased 15% to $182 million while nine months 2000 revenue of $538 million grew 13%. Internal growth and acquisition activity principally influenced third quarter 2000 revenue growth. Excluding the impact of acquisitions and foreign exchange, revenue related to Consulting core businesses grew approximately 14% in the quarter. On a comparable currency basis, Consulting revenue grew 18% in the quarter compared to 1999.

U.S. revenue of $118 million in third quarter 2000 was up 16% from 1999 reflecting growth primarily in employee benefit consulting and change management. U.K. and Continental Europe revenue of $48 million increased 12% from 1999. U.K. revenue declined 3% from the prior period reflecting the absence of revenues from the sale of the financial planning business in the quarter. Continental Europe revenue increased 86% or $6 million reflecting revenue growth of existing businesses and transfers of certain operating activities to the consulting segment, partially offset by the unfavorable impact of foreign exchange rates.

U.S. revenue of $326 million in nine months 2000 was up 12% from 1999 reflecting growth primarily in employee benefit consulting and change management. U.K. and Continental Europe revenue of $163 million increased 16% from 1999. Strong growth in employee benefit services partially offset by the sale of the financial planning consulting business led to the U.K.'s 6% increase in revenue growth from the prior period. Continental Europe revenue increased 53% or $17 million reflecting growth of existing businesses and transfers of certain operating activities to the consulting segment, partially offset by unfavorable foreign exchange rates.

Third quarter and nine months pretax income, excluding 1999 special charges, increased 73% to $26 million and 33% to $68 million, respectively, compared to 1999 primarily reflecting U.K. operations and domestic employee benefits, human resources and change management consulting. Pretax margins in this segment improved to 14.3% in the quarter from 9.5% in the prior period primarily reflecting core business growth. Nine months 2000 pretax margins were 12.7% compared to 10.8% in 1999 representing strong fundamental improvement in this segment. Nine months 2000 margin is more indicative of future operating trends in the consulting segment.


INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment is comprised of accident, health and life insurance and extended warranty and casualty insurance products.

Revenue was $536 million in third quarter 2000, down 1% from 1999, caused by a change in the mix of warranty services delivered to clients. Also contributing to the revenue decline in the quarter was the intentional discontinuation of one major warranty renewal that did not meet profitability hurdles and the loss of revenue from the exit of one retailer from the appliances and electronics line. These reductions in revenue did not affect the overall profitability of this segment. Accident and health continued to expand product distribution through worksite marketing programs, and the development of new product initiatives introduced in 1999 on a global basis. However, the above revenue growth is predominantly from core operations and acquisitions as these new initiatives continue to build momentum. Excluding the impact of acquisitions and foreign exchange, written premiums related to insurance underwriting core businesses grew approximately 2% in the quarter. Excluding the impact of foreign exchange adjustments, revenue growth in the quarter was 1% on a comparable currency basis.

U.S. revenue of $384 million was up 4% in third quarter 2000 principally due to growth in revenues for accident and health core businesses. U.K. and Continental Europe revenue of $99 million declined 20% principally reflecting a change in the mix of warranty services delivered. Rest of world revenue was $53 million, up 15% from prior year reflecting continued geographic expansion.

U.S. revenue of $1.15 billion was up 9% in nine months 2000 driven by life, accident and health products and extended warranty products. U.K. and Continental Europe revenue of $312 million declined 9% reflecting the transfer of certain business to the Insurance Brokerage and Other Services segment in first quarter 2000. Rest of world revenue was $152 million, up 13% from prior year reflecting continued geographic expansion.

Pretax income was $81 million in third quarter 2000, up 8% from last year. Nine months 2000 pretax income was $227 million, an increase of 6% over prior year. Partially impacting third quarter 2000 comparisons was the positive runoff of specialty liability policies. This is the final year that underwriting earnings are expected to be impacted by the runoff of those policies. Revenue growth and expense management was partially offset by start-up costs related to new accident and health product initiatives and investments in new product development in the extended warranty product lines. Pretax margins in this segment grew to 15.1% in third quarter 2000 compared to 13.9% in 1999, principally reflecting improved results in the accident and health core businesses and the positive runoff of special liability policies, and offset in part, by the effect of the start-up costs mentioned above.


CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including income on disposals) which is not otherwise allocated to the operating segments. Corporate operating expenses include goodwill amortization, interest expense and general expenses such as administrative and certain information technology costs.

Corporate and Other revenue for the third quarter 2000 was down $35 million or 58% from third quarter 1999 primarily reflecting a decrease in income on disposals and lower total returns from private equity investments. These investments generate a more variable income stream due to the inherent fluctuations of equity security valuations. Nine months 2000 Corporate and Other revenue declined $72 million or 48% from prior year primarily due to lower levels of income on disposals. Partially offsetting this decline were higher total returns on private equity investments in the first six months of 2000. Nine months 1999 investment income included a gain of $30 million of income on the disposal of tax-exempt bonds and other significant income on disposals, with no comparable amounts in 2000.

Corporate and Other expenses for the quarter declined $3 million and for nine months were up $36 million from the same periods last year. Third quarter 1999 expenses included costs related to the branding campaign without a comparable amount in the current quarter. Interest expense and goodwill amortization were up a total of $11 million over the third quarter 1999 reflecting the impact and financing of acquisitions made during the previous twelve months, higher short-term interest rates, and the issuance of approximately $500 million of debt securities since June 1999.

Lower revenues from equity investments and income on disposals, and increased interest and amortization expenses were the primary factors that contributed to the overall corporate and other pretax loss of $46 million in the quarter and $150 million for nine months 2000, a decline of $32 million and $108 million, respectively.

               NET INCOME FOR THIRD QUARTER AND NINE MONTHS 2000


Third quarter 2000 net income was $139 million ($0.53 dilutive per share) compared to $138 million ($0.52 dilutive per share) in 1999. Nine months 2000 net income was $391 million ($1.49 dilutive per share) compared to $339 million ($1.28 dilutive per share) in 1999. Nine months 1999 net income was primarily influenced by after-tax 1999 special charges of $102 million ($0.39 per share) with no comparable amount in nine months 2000. In the third quarter and first nine months of 2000, there was no net income reflected in Aon's consolidated financial statements from the impact of Unicover revenues. The impact of Unicover revenues in 1999 was approximately $0.03 per share in the third quarter and $0.06 per share for the first nine months.

Basic net income per share, including 1999 special charges, was $0.53 in both third quarter 2000 and 1999 and $1.50 and $1.30 in nine months 2000 and 1999, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The effective tax rate was 39% and 38.25% for third quarter 2000 and 1999, respectively. The increase in the effective rate was primarily attributable to a shift in business mix and to less tax-exempt investment income.



                        CASH FLOW AND FINANCIAL POSITION
                         AT THE END OF NINE MONTHS 2000


Cash flows from operating activities reflect the net income earned by Aon in the reported periods adjusted for non-cash charges and changes in assets and liabilities. Cash flows provided by operating activities in nine months 2000 were $534 million, an increase of $56 million from the $478 million reported at nine months 1999. The increase is primarily due to overpayments in 1999 on income taxes applied to the 2000 expense. Other cash flows consist primarily of timing of receivables and liabilities. Partially offsetting this increase were payments on special charges related to restructuring and purchase accounting liabilities from business combinations. Aon has reformatted the "Cash Provided by Operating Activities" section of the Condensed Consolidated Statements of Cash Flows from earlier 2000 filings. The following table demonstrates, for comparability purposes, Aon's cash flows from operating activities in the new reporting format for the six months ended June 30, 2000 and 1999 and for the three months ended March 31, 2000 and 1999, respectively.

                                                         Six Months Ended   Three Months Ended
                                                         ----------------   ------------------
                                                         June 30,  June 30, March 31, March 31,
                                                           2000      1999     2000      1999
                                                           ----      ----     ----      ----
(millions)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                             $ 252     $ 201    $ 123     $  50
   Adjustments to reconcile net income to cash provided
       by operating activities
     Insurance operating assets/liabilities net of
             reinsurance                                     18       122       87        89
     Amortization of intangible assets                       77        69       38        34
     Depreciation and amortization of property,
       equipment and software                                88        89       44        44
     Income taxes                                            62       (23)      17       (20)
     Special charge and purchase accounting liabilities
       (notes 8 and 11)                                     (73)       73      (43)      138

     Valuation changes on investments and income on
        disposals                                           (49)      (69)     (25)      (36)
     Other receivables and liabilities - net               (113)     (105)     (95)      (36)
                                                          ------    ------   ------    ------
CASH PROVIDED BY OPERATING ACTIVITIES                     $ 262     $ 357    $ 146     $ 263
                                                          ======    ======   ======    ======


Investing activities used cash of $345 million, which was made available from financing and operating activities. Cash used for acquisition activity during nine months 2000 was $60 million, primarily reflecting brokerage acquisitions. Property and equipment and other capital expenditures for the first nine months of 2000 were $104 million, net of proceeds of $42 million from the sale of certain assets.

Financing activities during nine months 2000 used cash of $37 million. Net withdrawals of $210 million related to capital accumulation products and a reduction of new short-term borrowings of $150 million were the primary contributors towards the $404 million decline in cash flows from financing activities. Cash was used to pay dividends of $166 million on common stock and $2 million on redeemable preferred stock during nine months 2000. Because of regulatory requirements relating to Aon's underwriting and overseas operations, availability of operating cash flows for general corporate purposes is delayed.

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

Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow in the long term. Given these factors, Aon anticipates a sufficient level of future operating cash flows to offset the impact of cash payments related to both restructuring charges and transition costs associated with the implementation of the Business Transformation Plan that will commence in fourth quarter 2000 and continue through the end of 2001. Given this expected future use of available cash flows, Aon anticipates deferring any material reduction of debt levels until after the Business Transformation Plan is materially implemented.

Aon's fixed maturity investments are invested primarily in investment grade holdings (95%) and have a fair value of $2.4 billion at September 30, 2000, which is approximately 96% of amortized cost.

Total assets increased $699 million to $21.8 billion since year-end 1999. Invested assets at September 30, 2000 increased $72 million from year-end levels primarily from higher levels of short-term investments and other investments and were offset in part by a reduction in fixed maturities to fund special charge payments and to settle policyholder fund liabilities. The amortized cost and fair value of less than investment grade fixed maturity investments were $103 million and $89 million, respectively, at September 30, 2000. The carrying value of non-income producing investments in Aon's portfolio at September 30, 2000 was $61 million, or 1% of total invested assets.

In general, Aon uses derivative financial instruments (primarily financial futures, swaps, options interest rate floors and caps and forward foreign currency contracts) to manage: (a) foreign currency translation and transaction risks, interest rate risk and other business risks (e.g. credit risk); (b) asset price risk associated with financial instruments whose change in value is reported under SFAS 115; and (c) overall asset/liability duration matches. As of September 30, 2000, there were no net unrealized gains or losses included in accumulated other comprehensive loss related to these instruments.

Short-term borrowings increased at the end of nine months 2000 by $173 million when compared to year-end 1999 to primarily fund the financing of acquisitions, in particular the completion of minority interest buyouts associated with previous acquisitions. Notes payable increased at the end of nine months 2000 by $190 million when compared to year-end 1999. The principal factor influencing this increase is the issuance of $250 million of 8.65% debt securities due May 2005 (see note 5). Debt repayments partially offset the increase in notes payable. Included in notes payable at September 30, 2000 is approximately $12 million, which represents the principal amount of notes to be paid within one year.

Stockholders' equity increased $131 million in nine months 2000 to $12.42 per share, an increase of $0.51 per share since year-end 1999. The principal factor influencing this increase was net income. Partially offsetting this increase were net foreign exchange losses of $111 million and dividends to stockholders of $168 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions. These short-term non-cash fluctuations are not economical to hedge completely.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at September 30, 2000 and for the third quarter and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Chicago, Illinois
November 8, 2000

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

    (a)          Exhibits - The  exhibits  filed with this  report are listed on
                 --------
                 the attached Exhibit Index.

    (b)          Reports on Form 8-K -
                 -------------------

                 (i) No Current Reports on Form 8-K were filed for the quarter ended September 30, 2000.
                 (ii) The Registrant filed one Current Report on Form 8-K dated November 3, 2000. The following exhibit was included in the report: Exhibit 99 - Press Release issued on November 2, 2000.


SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Aon Corporation
                                            ---------------
                                            (Registrant)

November 13, 2000                           /s/  Harvey N. Medvin
                                            ------------------------------------
                                            HARVEY N. MEDVIN
                                            EXECUTIVE VICE PRESIDENT AND
                                            CHIEF FINANCIAL OFFICER
                                            (Principal  Financial and Accounting
                                            Officer)

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