Form 10-K
period 2000-12-31
AON CORP
filed 2001-03-27
CIK 315293

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 (Mark One)

  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 2000
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission File Number: 1-7933
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

  *The Common Stock of the Registrant is also listed for trading on the Chicago
    Stock Exchange and the International Stock Exchange London and Frankfurt.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO []


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 21, 2001 was $7,688,275,227.

Number of shares of $1.00 par value Common Stock outstanding as of February 21, 2001 was 261,338,989.

         DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE:
 Annual Report to Stockholders of the Registrant for the Year 2000 (Parts I, II
                                    and IV)
   Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement for Annual Meeting of Stockholders on April 20, 2001
                          of the Registrant (Part III)

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

      The Registrant is a holding company whose operating subsidiaries carry on business in three distinct operating segments: (i) insurance brokerage and other services, (ii) consulting, and (iii) insurance underwriting. Incorporated in 1979, it is the parent corporation of long-established and more recently formed companies.

      The Registrant acquired, among other companies and businesses, Actuarial Sciences Associates, Inc. (ASA), an employee benefits and consulting firm, and Horizon Consulting Group, Inc., a firm specializing in commercial policyholder claim consulting services, in 2000. In February 2001, Aon announced that it had entered into a definitive agreement to acquire ASI Solutions Incorporated (ASI), a worldwide provider of human resources administration and compensation consulting services. The transaction involves an exchange of Aon common stock and is subject to regulatory approval and ASI shareholder approval.

      The Insurance Brokerage and Other Services segment consists principally of Aon's retail brokerage, reinsurance, wholesale and specialty brokerage and other related services such as managing underwriting and claims and financing services. These services are provided by Aon Group, Inc., its subsidiaries and certain other indirect subsidiaries of the Registrant (the "Aon Group") including Aon Risk Services Companies, Inc.; Aon Holdings bv; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Aon Limited; Cananwill, Inc.; and Premier Auto Finance, Inc.

      The Consulting segment provides a range of services utilizing four practice groups: employee benefits, compensation, management consulting and employment practices outsourcing. These services are provided by Aon Consulting Worldwide, Inc. which is also a subsidiary of Aon Group.

      Aon's Insurance Underwriting segment is comprised of supplemental life, accident and health insurance, and extended warranty and casualty insurance products. Combined Insurance Company of America ("Combined Insurance") engages in the marketing and underwriting of life and accident and health insurance products. Virginia Surety Company, Inc. and London General Insurance Company Limited offer extended warranty and casualty insurance products.

      On November 2, 2000, the Registrant announced a business transformation plan, to be undertaken from November 2000 through the next fiscal year. The transformation plan will affect each operating segment; however, most changes will affect the largest operating segment, Insurance Brokerage and Other Services, and will occur in the major countries of operation, the U.S. and the United Kingdom.

      The Registrant hereby incorporates by reference "Business Transformation Plan" on page 17 of the Annual Report to Stockholders of the Registrant for the Year 2000 ("Annual Report"), as well as pages 6 through 15, 20 through 24, and pages 54, 55 and 59 of the Annual Report.



COMPETITION AND INDUSTRY POSITION

(1)  INSURANCE BROKERAGE AND OTHER SERVICES

      Aon Group, Inc; Aon Risk Services Companies, Inc.; Aon Limited (U.K.); Aon Holdings International bv; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Cananwill, Inc.; and Premier Auto Finance, Inc.

      Aon Group affiliated companies conduct the Registrant's brokerage and consulting operations, and have 550 offices around the world in 120 countries. In 2000, those companies employed nearly 40,000 professionals and support personnel to serve the diverse needs of clients.

      Aon Group's retail brokerage companies operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms as well as individual brokers and agents and direct writers of insurance coverage. Those companies provide risk management services, including insurance placement and claims, loss control and administrative services as well as specialty underwriting solutions and customized products and services. They have also developed certain specialist areas such as marine, aviation, directors and officers liability, financial institutions, construction, energy, media and entertainment. In 2000, investments were made in professional talent, technology, process improvement and the development of specialized products and services to meet the evolving needs of clients. Those companies operate through offices located in North America, Europe, Latin America, Africa, Australia and Asia.

      Aon Group's companies also address the highly specialized product development, consulting and administrative risk management needs of professional groups, service businesses, governments, healthcare providers and commercial organizations. They also provides underwriting management skills, claims and risk management expertise, and third-party administration services to insurance companies, and insurance brokerage services for individuals. They market and broker both the primary and reinsurance risks of these programs. For individuals, associations and businesses, affinity products for professional liability, life, disability income and personal lines are provided.

      Aon's reinsurance brokerage activities are organized under Aon Re in the United States and Aon Limited in the United Kingdom, constituting the largest reinsurance broker in the world and offering reinsurance, analytical services and alternative risk financing vehicles. The companies serve the alternative market with reinsurance placement, alternative risk services, captive management services and catastrophe information forecasting.

      Premium-related financing services are available to clients of Aon Group and other independent organizations through Cananwill. Certain retail automotive organizations have also been provided a service which purchases a select amount of their auto financing and leasing contracts from individuals and sells them to unaffiliated parties through companies associated with Premier Auto Finance, Inc., which then continue the management of collections on the contracts and provide other related services. After March 27, 2001, contract purchasing by companies associated with Premier Auto Finance, Inc. will no longer be generally available, but service will continue on existing contracts with current clients.


(2)  CONSULTING

Aon Consulting Worldwide

      Aon Consulting Worldwide affiliated companies serve the employee benefit needs of clients around the world. Aon Consulting is one of the world's largest integrated human resources consulting organizations. Focusing on the increasing demand for outsourcing solutions, Aon Consulting targets emerging businesses, IPOs, recent mergers and acquisitions and corporations that are reengineering staff functions. The year 2000 acquisition of ASA, an employee benefits and compensation consulting firm, increased Aon's penetration of large corporate accounts.

      Around the world, employee benefits markets continue to change as companies look for better ways to manage their human capital costs while expanding the choices offered to their employees. Aon Consulting, with its expertise in employee benefits, compensation, management consulting and employment practices outsourcing, and its access to the Registrant's other subsidiaries, is well-positioned to serve this market. Aon Consulting subsidiaries offer services to clients including benefit plan design and administration; compensation consulting and surveys; employee selection and assessment; process improvement; leadership development; performance management tools; workforce productivity and individual and organizational change management. Benefits issues outside the U.S. are becoming more complicated, and Aon Holdings and Aon Consulting anticipate increased demand for their services in these markets.


(3)  INSURANCE UNDERWRITING

      Combined Insurance Company of America ("Combined Insurance"); Combined Life Insurance Company of New York ("CLICNY"); Virginia Surety Company, Inc. ("VSC"); London General Insurance Company Limited ("London General"); and Aon Warranty Group, Inc. ("Aon Warranty").

      The Registrant's insurance underwriting subsidiaries are part of a highly competitive industry that serves individual consumers in North America, Europe, Latin America and Asia/Pacific by providing accident and health coverage, traditional life insurance and extended warranties through distribution networks, most of which are directly owned by the Registrant's subsidiaries.

      The supplemental life and accident and health distribution network encompasses primarily the agents of Combined Insurance and CLICNY (which operates exclusively in the State of New York). Combined Insurance, the Registrant's principal life and accident and health insurer, has a sales force of several thousand career agents calling on individuals to sell a broad spectrum of low premium accident and health products. Combined Insurance's current product portfolio often allows policyholders the option of paying premiums monthly through a pre-authorized check mechanism in the U.S. and on a direct debit option in the U.K. Combined Insurance offers a wide range of accident-only and sickness-only insurance products, including short-term disability, cancer aid, Medicare supplement, disability income and long-term care coverage. Most of Combined Insurance's products are primarily fixed-indemnity obligations, thereby not subject to escalating medical costs. Combined Insurance offers a simplified accident and sickness long-term disability policy. Combined Insurance has expanded its product distribution through payroll deduction and their worksite marketing programs continue to develop. Combined Insurance's business is conducted in the United States, Canada, Latin America, Europe and Asia/Pacific.

      The Registrant's extended warranty and specialty insurance business, conducted by VSC subsidiaries in North America, South America and Asia/Pacific and London General in Europe, is composed primarily of extended warranty insurance products, professional liability insurance coverages and workers' compensation coverage. VSC and London General are among the world's largest underwriters of consumer extended warranties. The extended warranty products are sold in the United States, Canada, Latin America, Europe and Asia/Pacific. The administration of certain extended warranty products on automobiles, electronic goods, personal computers and appliances is handled by certain operations in the Insurance Brokerage and Other Services segment.


(4)  DISCONTINUED OPERATIONS

      The Registrant hereby incorporates by reference note 5 of the Notes to Consolidated Financial Statements on page 40 of the Annual Report.


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

      The state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). This Association seeks to promote uniformity of, and to enhance the state regulation of, insurance. Both the NAIC and the individual states continue to focus on the solvency of insurance companies and their conduct in the market place. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. The NAIC revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual is effective January 1, 2001. The domiciliary states of Aon's major insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and will result in changes to the accounting practices that Aon's major insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to Aon's major insurance subsidiaries' statutory capital and surplus as of January 1, 2001 is not expected to be significant.

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

      Recent federal and state laws and proposals mandating specific practices by medical insurers and the health care industry will not, because of the nature of the business of the Registrant's subsidiaries, materially affect the Registrant. Numerous states have had legislation introduced to reform the health care system and such legislation has passed in several states. While it is impossible to forecast the precise nature of future federal and state health care changes, the Registrant does not expect a major impact on its operations because of the supplemental nature of most of the policies issued by its insurance subsidiaries and because the coverages are primarily purchased to provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits. Congress has passed the Financial Services Modernization Act commonly known as S 900 or the Gramm, Leach, Bliley Act. While S 900 makes substantial changes in allowing financial organizations to diversify, the Registrant does not believe the enactment of S 900 will have a material effect on the business of its insurance subsidiaries.


CLIENTELE

      No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant.


EMPLOYEES

      The Registrant's subsidiaries had approximately 51,000 employees at the end of 2000 of whom approximately 43,000 are salaried and hourly employees and the remaining 8,000 are sales representatives who are generally compensated wholly or primarily by commission.


ITEM 2.  PROPERTIES.

      The Registrant's subsidiaries own and occupy office buildings in four states and certain foreign countries, and lease office space elsewhere in the United States and in various foreign cities. Loss of the use of any owned or leased property, while potentially disruptive, would have no material impact on the Registrant.


ITEM 3.  LEGAL PROCEEDINGS.

      The Registrant hereby incorporates by reference note 14 of the Notes to Consolidated Financial Statements on page 53 of the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. The executive officers of the Registrant were elected to their current positions on April 18, 2000 to serve until the meeting of the Board following the annual meeting of stockholders on April 20, 2001. Ages shown are as of December 31, 2000.

      For information concerning certain directors and executive officers of the Registrant, see item 10 below. As of March 5, 2001, the following individuals are also executive officers of the Registrant as defined in Rule 16a-1(f):

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

Harvey N. Medvin, 64             1972        Mr.  Medvin  became Vice  President
Executive Vice President and                 and Chief Financial  Officer of the
Chief Financial Officer                      Registrant  in 1982 and was elected
                                             to his current position in 1987. He
                                             also   serves  as  a  Director   or
                                             Officer    of    certain   of   the
                                             Registrant's subsidiaries.

Michael A. Conway, 53            1990        Mr.  Conway was Vice  President  of
Senior Vice President and                    Combined  Insurance  from  1980  to
Senior Investment Officer                    1984.  Following other  employment,
                                             Mr. Conway  rejoined the Registrant
                                             in 1990 as Senior Vice President of
                                             Combined  Insurance and was elected
                                             to his current position in 1991. He
                                             also  serves as Director or Officer
                                             of  certain  of  the   Registrant's
                                             subsidiaries.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

      The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York, Chicago, London and Frankfurt stock exchanges. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data on page 57 of the Annual Report.

      The Registrant had approximately 13,650 holders of record of its Common Shares as of February 21, 2001.

      The Registrant hereby incorporates by reference note 10 of the Notes to Consolidated Financial Statements on page 45 of the Annual Report.

      Recent Sales of Unregistered Securities. On October 2, 2000, 3,864,824 shares of Aon common stock were issued to all of the shareholders and holders of phantom shares of ASA Acquisition Corp. ("ASA") in connection with the acquisition of ASA and its subsidiaries by the merger of a subsidiary of Aon with and into ASA. The shares were issued to the shareholders of ASA by Aon in a private offering exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.


ITEM 6.  SELECTED FINANCIAL DATA.

      The Registrant hereby incorporates by reference the "Selected Financial Data" table on page 57 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Registrant hereby incorporates by reference "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 28 and "Information Concerning Forward-Looking Statements" on page 28 of the Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Registrant hereby incorporates by reference "Market Risk Exposure" on pages 27 and 28 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Registrant hereby incorporates by reference the following statements, notes and data from the Annual Report.
                                                                         Page(s)
                                                                         -------
            Consolidated Financial Statements .......................    29 - 33
            Notes to Consolidated Financial Statements ..............    34 - 55
            Report of Ernst & Young LLP, Independent Auditors .......       56
            Quarterly Financial Data ................................       58


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Registrant hereby incorporates by reference the information on pages 3, 6 and 7 of the Proxy Statement For The Annual Meeting of the Stockholders on April 20, 2001, of the Registrant ("Proxy Statement") concerning the following Directors of the Registrant, each of whom also serves as an executive officer of the Registrant as defined in Rule 16a-1(f): Patrick G. Ryan, Michael D. O'Halleran and Raymond I. Skilling. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. The Registrant also hereby incorporates by reference the information on pages 10 through 12 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.

      The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 2000 Fiscal Year" and "Pension Plan Table" on pages 15 through 18 of the Proxy Statement.


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

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) (1) AND (2). The Registrant has incorporated by reference from the Annual Report (see Item 8) the following consolidated financial statements of the Registrant and subsidiaries:

                                                                          ANNUAL
                                                                          REPORT
                                                                         PAGE(S)
                                                                         -------

Consolidated Statements of Income - Years Ended
   December 31, 2000, 1999 and 1998                                         29

Consolidated Statements of Financial Position -
   As of December 31, 2000 and 1999                                        30-31

Consolidated Statements of Stockholders' Equity -
   Years Ended December 31, 2000, 1999 and 1998                             32

Consolidated  Statements of Cash Flows - Years
   Ended December 31, 2000, 1999 and 1998                                   33

Notes to Consolidated Financial Statements                                 34-55

Report of Ernst & Young LLP, Independent Auditors                           56

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

The following supplementary schedules have been provided for Aon Corporation and Subsidiaries as they relate to the insurance underwriting operations:


                                                                        Schedule
      Summary of Investments Other than Investments in Related Parties    II.1
      Reinsurance                                                         II.2
      Supplementary Insurance Information                                 II.3


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

      (c)   Certificate  of  Amendment  of  the  Registrant's   Second  Restated
            Certificate of Incorporation - incorporated by reference to Exhibit 3 to the Registrant's current Form 8-K, dated May 9, 2000.

      (d)   Amended Bylaws of the Registrant.

      (e)   Indenture  dated  September  15,  1992  between the  Registrant  and
            Continental Bank Corporation (now known as Bank of America Illinois), as Trustee - incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 23, 1992.

      (f)   Resolutions   establishing   terms  of  7.40%   Notes   Due  2002  -
            incorporated by reference to Exhibits 4(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

      (g) Resolutions establishing the terms of 6.70% Notes Due 2003 and 6.30% Notes Due 2004 incorporated by reference to Exhibits 4(c) and 4(d) of the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

      (h) Resolutions establishing the terms of the 6.90% Notes Due 2004, incorporated by reference to Exhibit 4(e) of the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

      (i)   Resolutions establishing the terms of the 8.65% Notes due 2005.

      (j) Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as trustee - incorporated by reference to Exhibit 4.1 of the Registrant's Amendment No. 1 to Registration Statement on Form S-4 No. 333-21237 dated March 27, 1997 (the "Capital Securities Registration").

      (k) First Supplemental Indenture dated as of January 13, 1997 between the Registrant and the Bank of New York, as trustee - incorporated by reference to Exhibit 4.2 of the Capital Securities Registration.

      (l)   Certificate of Trust of Aon Capital A - incorporated by reference to
            Exhibit 4.3 of the Capital Securities Registration.

      (m) Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities - incorporated by reference to Exhibit 4.5 of the Capital Securities Registration.

      (n) Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and the Bank of New York, as guarantee trustee - incorporated by reference to Exhibit 4.8 of the Capital Securities Registration.

      (o) Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.10 of the Capital Securities Registration.

      (p) Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.11 of the Capital Securities Registration.

      (q) Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. - incorporated by reference to Exhibit 4.12 of the Capital Securities Registration.

      (r) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

      (s) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc. - incorporated by reference to Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

      (t) Registration rights agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick
            G. Ryan and Andrew J. McKenna) - incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

      (u) Aon Corporation Outside Director Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates.

      (v) Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin - incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

      (w)   Statement  regarding  Computation  of  Ratio  of  Earnings  to Fixed
            Charges.

      (x) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

      (y) Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan - incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

      (z) Annual Report to Stockholders of the Registrant for the year ended December 31, 2000 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

      (aa)  List of Subsidiaries of the Registrant.

      (ab) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of its report included in the 2000 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037, 333-21237, 333-50607, 333-55773,
            333-78723 and 333-49300.

      (ac) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 2000 - to be filed by amendment as provided in Rule 15d- 21(b).

      (ad)  Executive Compensation Plans and Arrangements:

            (A)   Aon Stock Award Plan (as amended and restated through February
                  2000) - incorporated by reference to Exhibit 10 (a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended June 30, 2000 (the "Second Quarter 2000 Form 10-Q").

            (B) Aon Stock Option Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").

            (C) First Amendment to the Aon Stock Option Plan as amended and restated through 1997 - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q").

            (D) Aon Stock Award Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.

            (E) First Amendment to the Aon Stock Award Plan as Amended and Restated Through 1997 - incorporated by reference to Exhibit 10(b) to the First Quarter 1999 Form 10-Q.

            (F) Aon Corporation 1995 Senior Officer Incentive Compensation Plan incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

            (G) Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan - incorporated by reference to
                  Exhibit 10(q) of the 1995 Form 10-K.

            (H) 1999 Aon Deferred Compensation Plan incorporated by reference to Exhibit 10(1) of the 1999 Form 10-K.

            (I) Employment Agreement dated June 1, 1993 by and among the Registrant, Aon Risk Services, Inc. and Michael D. O'Halleran, incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

            (J) Aon Severance Plan - incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report to the Securities and Exchange Commission and Form 10-Q for the quarter ended June 30, 1997.

(ae) Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10- Q for the period ended June 30, 1992.

(af) Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995 - incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

(ag) Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995 - incorporated by reference to Exhibit 10(t) of the 1995 Form 10-K.

(ah) Agreement and Plan of Merger among the Registrant; Subsidiary Corporation, Inc. ("Purchaser"); and Alexander & Alexander Services Inc. ("A&A") dated as of December 11, 1996 - incorporated by reference to Exhibit (c)(1) of the Registrant's Tender Offer Statement on Schedule 14D-1 filed by the Registrant with the Securities and Exchange Commission ("SEC") on December 16, 1996 (the "Schedule 14D-1").

(ai) First Amendment to Agreement and Plan of Merger, dated as of January 7, 1997, among the Registrant, Purchaser and A&A - incorporated by reference to Exhibit (c)(3) to the Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

(b)   REPORTS ON FORM 8-K.

            During the quarter ended December 31, 2000, the Registrant filed a Current Report on Form 8-K dated November 3, 2000 reporting its third quarter 2000 results and announcing that the Company's board of directors approve, in principle, a comprehensive business transformation plan.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2001.

                                                Aon Corporation



                                                By: /s/ PATRICK G. RYAN
                                                    ----------------------------
                                                    Patrick G. Ryan, Chairman
                                                    and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                    Title                      Date
         ---------                    -----                      ----


                              Chairman, Chief Executive     March 16, 2001
     /s/ PATRICK G. RYAN          Officer and Director
---------------------------- (Principal Executive Officer)
      Patrick G. Ryan



    /s/  DANIEL T. CARROLL           Director               March 16, 2001
----------------------------
     Daniel T. Carroll


   /s/ FRANKLIN A. COLE              Director               March 16, 2001
----------------------------
     Franklin A. Cole


   /s/ EDGAR D. JANNOTTA             Director               March 16, 2001
----------------------------
     Edgar D. Jannotta


   /s/ LESTER B. KNIGHT              Director               March 16, 2001
----------------------------
     Lester B. Knight


    /s/ PERRY J. LEWIS               Director               March 16, 2001
----------------------------
      Perry J. Lewis


   /s/ ANDREW J. McKENNA             Director               March 16, 2001
----------------------------
     Andrew J. McKenna


    /s/ NEWTON N. MINOW              Director               March 16, 2001
----------------------------
      Newton N. Minow


  /s/ ROBERT S. MORRISON             Director               March 16, 2001
----------------------------
    Robert S. Morrison

         Signature                    Title                      Date
         ---------                    -----                      ----


 /s/ RICHARD C. NOTEBAERT            Director               March 16, 2001
----------------------------
   Richard C. Notebaert


 /s/ MICHAEL D. O'HALLERAN           Director               March 16, 2001
----------------------------
   Michael D. O'Halleran


   /s/ DONALD S. PERKINS             Director               March 16, 2001
----------------------------
     Donald S. Perkins


  /s/ JOHN W. ROGERS, JR.            Director               March 16, 2001
----------------------------
    John W. Rogers, Jr.


  /s/ GEORGE A. SCHAEFER             Director               March 16, 2001
----------------------------
    George A. Schaefer


  /s/ RAYMOND I. SKILLING            Director               March 16, 2001
----------------------------
    Raymond I. Skilling


    /s/ FRED L. TURNER               Director               March 16, 2001
----------------------------
      Fred L. Turner


    /s/ ARNOLD R. WEBER              Director               March 16, 2001
----------------------------
      Arnold R. Weber


    /s/ CAROLYN Y. WOO               Director               March 16, 2001
----------------------------
      Carolyn Y. Woo


   /s/ HARVEY N. MEDVIN      Executive Vice President       March 16, 2001
---------------------------- and Chief Financial Officer
     Harvey N. Medvin        (Principal Financial and
                                Accounting Officer)

                                                                                              SCHEDULE I

                                       Aon CORPORATION
                                       (Parent Company)
                         CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                      As of December 31
                                                                                 -------------------------
 (millions)                                                                         2000          1999
                                                                                 -----------   -----------
 ASSETS
       Investments in subsidiaries ............................................     $ 6,127       $ 5,585
       Notes receivable - subsidiaries ........................................         515           447
       Cash and cash equivalents ..............................................           1            17
       Other assets ...........................................................         111           123
                                                                                 -----------   -----------
           TOTAL ASSETS .......................................................     $ 6,754       $ 6,172
                                                                                 ===========   ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
       LIABILITIES
       Short-term borrowings ..................................................     $   853       $   823
       6.3% long-term debt securities .........................................         100           100
       7.4% long-term debt securities .........................................         100           100
       8.65% long-term debt securities ........................................         250             -
       6.9% long-term debt securities .........................................         250           250
       6.7% long-term debt securities .........................................         150           150
       Subordinated debt ......................................................         800           800
       Notes payable - subsidiaries ...........................................         571           622
       Notes payable - other ..................................................          70            70
       Accrued expenses and other liabilities .................................         172           156
                                                                                 -----------   -----------
           TOTAL LIABILITIES ..................................................       3,316         3,071
                                                                                 -----------   -----------

       REDEEMABLE PREFERRED STOCK .............................................          50            50

       STOCKHOLDERS' EQUITY
       Common stock ...........................................................         264           259
       Paid-in additional capital .............................................         706           525
       Accumulated other comprehensive loss ...................................        (377)         (309)
       Retained earnings ......................................................       3,127         2,905
       Less treasury stock at cost ............................................        (118)          (90)
       Less deferred compensation .............................................        (214)         (239)
                                                                                 -----------   -----------
           TOTAL STOCKHOLDERS' EQUITY .........................................       3,388         3,051
                                                                                 -----------   -----------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................     $ 6,754       $ 6,172
                                                                                 ===========   ===========

See notes to condensed financial statements.

                                        Aon CORPORATION
                                        (Parent Company)
                                CONDENSED STATEMENTS OF INCOME

                                                                              Years Ended December 31
                                                                            ---------------------------
 (millions)                                                                  2000      1999      1998
                                                                            -------   -------  --------
 REVENUE
       Dividends from subsidiaries ......................................    $ 379     $ 467     $ 351
       Other investment income ..........................................        9        20        69
                                                                            -------   -------  --------
           Total Revenue ................................................      388       487       420
                                                                            -------   -------  --------


 EXPENSES
       Operating and administrative .....................................       22        13        20
       Interest - subsidiaries ..........................................      103        96        94
       Interest - other .................................................      122        85        76
                                                                            -------   -------  --------
           Total Expenses ...............................................      247       194       190
                                                                            -------   -------  --------


 INCOME BEFORE INCOME TAXES AND EQUITY (DEFICIT) IN
      UNDISTRIBUTED INCOME OF SUBSIDIARIES ..............................      141       293       230
       Income tax benefit ...............................................       95        70        54
                                                                            -------   -------  --------
 ........................................................................      236       363       284
 EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES ...............      238       (11)      257
                                                                            -------   -------  --------
       NET INCOME .......................................................    $ 474     $ 352     $ 541
                                                                            =======   =======  ========


See notes to condensed financial statements.



                                    Aon CORPORATION
                                    (Parent Company)
                          CONDENSED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31
                                                                            -------------------------------
 (millions)                                                                    2000       1999       1998
                                                                            ---------  ---------  ---------

 CASH FLOWS FROM OPERATING ACTIVITIES ...................................      $ 137      $ 287      $ 445

 CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments in subsidiaries ......................................       (124)      (363)       (93)
       Notes receivables from subsidiaries ..............................        (40)      (208)       (16)
                                                                            ---------  ---------  ---------
            CASH USED BY INVESTING ACTIVITIES ...........................       (164)      (571)      (109)
                                                                            ---------  ---------  ---------

 CASH FLOWS FROM FINANCING ACTIVITIES:
       Treasury stock transactions - net ................................        (59)       (66)       (18)
       Issuance (repayment) of short-term borrowings - net ..............         30        387       (328)
       Issuance of notes payable and long-term debt .....................        266        284        200
       Repayment of notes payable and long-term debt ....................          -       (100)         -
       Cash dividends to stockholders ...................................       (226)      (210)      (194)
                                                                            ---------  ---------  ---------
            CASH PROVIDED (USED) BY FINANCING ACTIVITIES ................         11        295       (340)
                                                                            ---------  ---------  ---------


 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................        (16)        11         (4)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .........................         17          6         10
                                                                            ---------  ---------  ---------
 CASH AND CASH EQUIVALENTS AT END OF YEAR ...............................      $   1      $  17      $   6
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

(2) Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $197 million may be subject to approval by regulatory authorities.

(3) In 1998, Aon guaranteed a committed bank credit facility under which certain European subsidiaries can borrow up to EUR 400 million. At December 31, 2000, loans of EUR 279 million ($260 million) were outstanding under this facility.

      An indirect wholly-owned subsidiary of Aon Corporation manages various investment portfolios, totaling $247 million at December 31, 2000, held in a collateral trust for the benefit of certain unaffiliated entities and is obligated to produce specified investment returns for those portfolios. Aon Corporation has unconditionally guaranteed the obligations of this subsidiary.

(4) In 2000, the Condensed Statements of Cash Flows exclude the impact of certain non-cash transfers primarily related to notes receivable from subsidiaries and notes payable to subsidiaries.

                                                                                                 SCHEDULE II
                                        Aon CORPORATION and SUBSIDIARIES
                                       VALUATION AND QUALIFYING ACCOUNTS
                                  Years Ended December 31, 2000, 1999 and 1998


 (millions)                                                         Additions
                                                              ---------------------
                                                                           Charged/
                                                   Balance at  Charged to  (credited)              Balance
                                                   beginning   cost and    to other   Deductions   at end
 Description                                       of year     expenses    accounts     (1)        of year
------------------------------------------------------------  ----------  ---------  ----------  -----------
YEAR ENDED DECEMBER 31, 2000
----------------------------
   Allowance for doubtful accounts (3)
   (deducted from insurance brokerage
            and consulting receivables)                $ 88        $ 19       $ (2)      $ (17)        $ 88

   Allowance for doubtful accounts
   (deducted from premiums and other)                     6           -          -          (2)           4


YEAR ENDED DECEMBER 31, 1999
----------------------------
   Reserve for losses (2)
   (deducted from other long-term investments)         $  9        $  -       $ (9)      $   -         $  -

   Allowance for doubtful accounts (3)
   (deducted from insurance brokerage
            and consulting receivables)                  93          12         (3)        (14)          88

   Allowance for doubtful accounts
   (deducted from premiums and other)                     6           1          -          (1)           6


YEAR ENDED DECEMBER 31, 1998
----------------------------
   Reserve for losses (2)
   (deducted from other long-term investments)         $  9        $  -       $  -       $   -         $  9

   Allowance for doubtful accounts (3)
   (deducted from insurance brokerage
            and consulting receivables)                  81          20         (5)         (3)          93

   Allowance for doubtful accounts
   (deducted from premiums and other)                     5           1          -           -            6

------------------------------------------------------------------------------------------------------------

(1) Amounts deemed to be uncollectible.
(2) Amounts shown in additions charged/(credited) to other accounts represent (income) losses on disposals.
(3) Amounts shown in additions charged/(credited) to other accounts primarily represent reserves related to acquired business and foreign exchange.

                                                                                     SCHEDULE II.1
                                  Aon CORPORATION and SUBSIDIARIES
                                CONSOLIDATED SUMMARY OF INVESTMENTS -
                              OTHER THAN INVESTMENTS IN RELATED PARTIES
                                       AS OF DECEMBER 31, 2000
                                                                                      Amount Shown
                                                                                      in Statement
                                                            Amortized       Fair      of Financial
 (millions)                                                Cost or Cost     Value       Position
                                                          -------------  -----------  -------------
 FIXED MATURITIES - AVAILABLE FOR SALE:
     US government and agencies ........................      $   189      $   193        $   193
     States and political subdivisions .................            8            8              8
     Debt securities of foreign governments
          not classified as loans ......................          722          735            735
     Corporate securities ..............................        1,368        1,307          1,307
     Public utilities ..................................           39           38             38
     Mortgage-backed securities ........................           32           32             32
     Other fixed maturities ............................           24           24             24
                                                          ------------  ------------  ------------
          Total fixed maturities .......................        2,382        2,337          2,337
                                                          ------------  ------------  ------------

 EQUITY SECURITIES - AVAILABLE FOR SALE:
     Common stocks:
         Public utilities ..............................            2            2              2
         Banks, trusts and insurance companies .........           95          107            107
         Industrial, miscellaneous and all other .......          100           61             61
     Non-redeemable preferred stocks ...................          367          322            322
                                                          ------------  ------------  ------------
          Total equity securities ......................          564          492            492
                                                          ------------  ------------  ------------

 Mortgage loans on real estate .........................            3 *                         3 *
 Policy loans ..........................................           74 *                        74 *
 Other long-term investments ...........................          788 *                       788 *
 Short-term investments ................................        2,325                       2,325

                                                          ------------                ------------
          TOTAL INVESTMENTS.............................      $ 6,136                     $ 6,019
                                                          ============                ============


* These   investment   categories  are  combined  and  are  shown  as  other
  investments in the Consolidated Statements of Financial Position.

                                                                                      SCHEDULE  II.2

                                                         Aon CORPORATION AND SUBSIDIARIES
                                                                  REINSURANCE


                                                         Year Ended December 31, 2000
                                          ----------------------------------------------------------
                                                      Ceded to    Assumed              Percentage of
                                             Gross     other     from other    Net        amount
                                            amount   companies   companies    amount  assumed to net
                                          ----------------------------------------------------------

LIFE INSURANCE IN FORCE ...............   $ 18,803    $  9,442    $  9,367   $ 18,728       50%
                                          =========  ==========  ==========  =========  ============

PREMIUMS
 Life Insurance .......................   $    198    $     91    $     37   $    144       26%
 A&H Insurance ........................      1,209         226         106      1,089       10%
 Specialty Property & Casualty ........        965         380          88        673       13%
                                          ---------  ----------  ----------  ---------  ------------
   TOTAL PREMIUMS .....................   $  2,372    $    697    $    231   $  1,906       12%
                                          =========  ==========  ==========  =========  ============



                                                         Year Ended December 31, 1999
                                          ----------------------------------------------------------
                                                      Ceded to    Assumed              Percentage of
                                             Gross     other     from other    Net        amount
                                            amount   companies   companies    amount  assumed to net
                                          ----------------------------------------------------------

LIFE INSURANCE IN FORCE ...............   $ 14,444    $ 10,023    $  3,050   $  7,471       41%
                                          =========  ==========  ==========  =========  ============

PREMIUMS
 Life Insurance .......................   $    227    $     93    $      2   $    136        2%
 A&H Insurance ........................      1,167         257          91      1,001        9%
 Specialty Property & Casualty ........        860         274          85        671       13%
                                          ---------  ----------  ----------  ---------  ------------
   TOTAL PREMIUMS .....................   $  2,254    $    624    $    178   $  1,808       10%
                                          =========  ==========  ==========  =========  ============



                                                         Year Ended December 31, 1998
                                          ----------------------------------------------------------
                                                      Ceded to    Assumed              Percentage of
                                             Gross     other     from other    Net        amount
                                            amount   companies   companies    amount  assumed to net
                                          ----------------------------------------------------------
LIFE INSURANCE IN FORCE ...............   $ 10,653    $  9,813    $  5,510   $  6,350       87%
                                          =========  ==========  ==========  =========  ============
PREMIUMS
 Life Insurance .......................   $    235    $    103    $      7   $    139        5%
 A&H Insurance ........................      1,134         235          46        945        5%
 Specialty Property & Casualty ........        734         241          96        589       16%
                                          ---------  ----------  ----------  ---------  ------------
   TOTAL PREMIUMS .....................   $  2,103    $    579    $    149   $  1,673        9%
                                          =========  ==========  ==========  =========  ============

                                                                                                                 SCHEDULE  II.3
                                                           Aon CORPORATION AND SUBSIDIARIES
                                                          SUPPLEMENTARY INSURANCE INFORMATION


                                                                                         Unearned
                                                         Deferred     Future policy    premiums and
                                                          policy    benefits, losses,     other                      Net
                                                        acquisition  claims and loss  policyholders'   Premium     investment
 (millions)                                                costs         expenses         funds        revenue     income (1)
                                                       -------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2000
 ----------------------------

    Insurance brokerage and other services ........          $     -        $     -       $     -        $     -        $   186
    Consulting ....................................                -              -             -              -              6
    Insurance underwriting ........................              656          1,855         3,004          1,905            245
    Corporate and other ...........................                -              -             -              -             71
                                                       -------------- -------------- ------------- -------------- --------------
              Total ...............................          $   656        $ 1,855       $ 3,004        $ 1,905        $   508
                                                       ============== ============== ============= ============== ==============

 YEAR ENDED DECEMBER 31, 1999
 ----------------------------

    Insurance brokerage and other services ........          $     -        $     -       $     -        $     -        $   159
    Consulting ....................................                -              -             -              -              3
    Insurance underwriting ........................              636          1,769         3,219          1,808            251
    Corporate and other ...........................                -              -             -              -            164
                                                       -------------- -------------- ------------- -------------- --------------
              Total ...............................          $   636        $ 1,769       $ 3,219        $ 1,808        $   577
                                                       ============== ============== ============= ============== ==============


 YEAR ENDED DECEMBER 31, 1998
 ----------------------------

    Insurance brokerage and other services ........          $     -        $     -       $     -        $     -        $   194
    Consulting ....................................                -              -             -              -              6
    Insurance underwriting ........................              573          1,765         3,058          1,673            240
    Corporate and other ...........................                -              -             -              -            150
                                                       -------------- -------------- ------------- -------------- --------------
              Total ...............................          $   573        $ 1,765       $ 3,058        $ 1,673        $   590
                                                       ============== ============== ============= ============== ==============



                                                                                                                 SCHEDULE  II.3
                                                           Aon CORPORATION AND SUBSIDIARIES
                                                          SUPPLEMENTARY INSURANCE INFORMATION
                                                                     (Continued)

                                                                                         Amortization
                                                                          Benefits,      of deferred
                                                                        claims, losses     policy         Other
                                                         Commissions,   and settlement   acquisition    operating      Premiums
 (millions)                                             fees and other     expenses         costs        expenses     written (2)
                                                        -------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2000
 ----------------------------

    Insurance brokerage and other services ........           $ 4,181        $     -       $     -        $ 3,677        $     -
    Consulting ....................................               764              -             -            664              -
    Insurance underwriting ........................                17          1,037           215            615          1,887
    Corporate and other ...........................                 -              -             -            313              -
                                                         ------------- -------------- ------------- -------------- --------------
              Total ...............................           $ 4,962        $ 1,037       $   215        $ 5,269        $ 1,887
                                                         ============= ============== ============= ============== ==============

 YEAR ENDED DECEMBER 31, 1999
 ----------------------------

    Insurance brokerage and other services ........           $ 3,985        $     -       $     -        $ 3,651        $     -
    Consulting ....................................               653              -             -            698              -
    Insurance underwriting ........................                47            973           247            596          1,787
    Corporate and other ...........................                 -              -             -            270              -
                                                        -------------- -------------- ------------- -------------- --------------
              Total ...............................           $ 4,685        $   973       $   247        $ 5,215        $ 1,787
                                                        ============== ============== ============= ============== ==============


 YEAR ENDED DECEMBER 31, 1998
 ----------------------------

    Insurance brokerage and other services ........           $ 3,588        $     -       $     -        $ 3,119        $     -
    Consulting ....................................               609              -             -            547              -
    Insurance underwriting ........................                33            896           216            551          1,668
    Corporate and other ...........................                 -              -             -            233              -
                                                        -------------- -------------- ------------- -------------- --------------
              Total ...............................           $ 4,230        $   896       $   216        $ 4,450        $ 1,668
                                                        ============== ============== ============= ============== ==============

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

                         Cross Reference Sheet, Pursuant
                           to General Instruction G(4)


ITEM IN FORM 10-K                            INCORPORATED BY REFERENCE TO
-----------------                            ----------------------------

Part I
------

Item 1.  Business                            Annual  Report to  Stockholders  of
                                             the  Registrant  for the Year  2000
                                             ("Annual  Report")  pages 6 through
                                             15, 20  through  24,  and pages 40,
                                             54, 55 and 59.

Item 3.  Legal Proceedings                   Annual  Report  page 53 (note 14 of
                                             Notes  to  Consolidated   Financial
                                             Statements).

Part II
-------

Item 5. Market for the Registrant's          Annual  Report  page 45 (note 10 of
Common  Stock and Related  Security          Notes  to  Consolidated   Financial
Holder Matters                               Statements) and page 57 ("Dividends
                                             paid per share" and "Price range").


Item 6. Selected Financial Data              Annual Report page 57.

Item 7. Management's  Discussion and         Annual Report pages 17 through 28.
Analysis of Financial  Condition and
Results of Operations



Item    7A.  Quantitative and                Annual   Report  pages  27  and  28
Qualitative Disclosures about                ("Market Risk Exposure").
Market Risk




Item 8.  Financial  Statements  and          Annual  Report  pages 29 through 55
Supplementary Data                           and 58.


Part III
--------

Item 10. Directors  and  Executive           Proxy  Statement For Annual Meeting
Officers of the Registrant                   of  Stockholders on April 20,  2001
                                             of   the     Registrant     ("Proxy
                                             Statement") pages  3, 6, 7,  and 10
                                             through 12.

Item 11.  Executive Compensation             Proxy  Statement  pages  15 through
                                             18.

Item  12.   Security   Ownership   of        Proxy Statement pages 2, 9 and 10.
Certain Beneficial Owners and Management

Item 13.  Certain  Relationships  and        Proxy    Statement     page     22
Related Transaction                          ("Transactions With  Management").


Part IV
-------

Item 14. Exhibits, Financial                 Annual Report pages 29 through 55.
Statement Schedules, And  Reports
on Form 8-K

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

      (c) Certificate of Amendement of the Registrant's Second Restated Certificate of Incorporation - incorporated by reference to Exhibit 3 to the Registrant's current Form 8-K, dated May 9, 2000.

      (d)   Amended Bylaws of the Registrant

      (e) Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock - incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

(4)   Instruments defining the rights of security holders, including indentures:

      (a)   Indenture  dated  September  15,  1992  between the  Registrant  and
            Continental Bank Corporation (now known as Bank of America Illinois), as Trustee - incorporated by reference to Exhibit 4(a) of the Registrant's Current Report on Form 8-K dated September 23, 1992.

      (b)   Resolutions   establishing   terms  of  7.40%   Notes   Due  2002  -
            incorporated by reference to Exhibit 4(d) to the 1992 Form 10-K.

      (c)   Resolutions   establishing   the  terms  of  6.70%  Notes  Due  2003
            incorporated by reference to Exhibit 4(c) to the 1993 Form 10-K.

      (d)   Resolutions   establishing   the  terms  of  6.30%  Notes  Due  2004
            incorporated by reference to Exhibit 4(d) to the 1993 Form 10-K.

      (e)   Resolutions   establishing   the  terms  of  6.90%  Notes  due  2004
            incorporated by reference to Exhibit 4(e) to the 1999 Form 10-K.

      (f)   Resolutions establishing the terms of 8.65% Notes due 2005.

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


(10)  Material Contracts:

      (a)   Aon Stock  Option  Plan (as amended and  restated  through  February
            2000) - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter June 30, 2000 (the "Second Quarter 2000 Form 10-Q").

      (b) Aon Stock Option Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").

      (c) First Amendment to the Aon Stock Option Plan as Amended and Restated Through 1997 - incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange
            Commission on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q").

                                  EXHIBIT INDEX

Exhibit Number                                                    Page Number of
Regulation                                                          Sequentially
S-K, Item 601                                                      Numbered Copy
-------------                                                      -------------

      (d) Registration Rights Agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (Including Patrick
            G. Ryan and Andrew J. McKenna) - incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

      (e) Aon Corporation Outside Director Deferred Compensation Agreement by and among Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates.

      (f) Aon Stock Award Plan (as amended and restated through 1997) - incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.

      (g) First Amendment to the Aon Stock Award Plan as Amended and Restated Through 1997 - incorporated by reference to exhibit 10(b) to the First Quarter 1999 Form 10-Q.

      (h) Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin - incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

      (i) Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc. - incorporated by reference to Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

      (j) Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan - incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

      (k) Aon Corporation 1995 Senior Officer Incentive Compensation Plan - incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.

      (l) Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan - incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.

      (m)   1999 Aon Deferred  Compensation  Plan  incorporated  by reference to
            Exhibit 10(1) of the 1999 Form 10-K.

      (n)   Aon Severance Plan - incorporated  by reference to Exhibit 10 to the
            Registrant's   Quarterly  Report  to  the  Securities  and  Exchange
            Commission on Form 10-Q for the quarter ended June 30, 1997.

      (o) Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. - incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992.

                                  EXHIBIT INDEX

Exhibit Number                                                    Page Number of
Regulation                                                          Sequentially
S-K, Item 601                                                      Numbered Copy
-------------                                                      -------------

      (p) Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995 - incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

      (q) Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995 - incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

      (r) Agreement and Plan of Merger among the Registrant, Purchaser and A&A dated as of December 11, 1996 - incorporated by reference to Exhibit
            (c)(1) to the Registrant's Schedule 14D-1 filed with the SEC on December 16, 1996.

      (s) First Amendment to Agreement and Plan of Merger dated as of January 7, 1997 among the Registrant, Purchaser and A&A - incorporated by reference to Exhibit (c)(3) to Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

      (t) Employment Agreement dated June 1, 1993 by and among the Registrant, Aon Risk Services, Inc. and Michael D. O'Halleran, incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

(12)  Statements regarding Computation of Ratios.

      (a)   Statement  regarding  Computation  of  Ratio  of  Earnings  to Fixed
            Charges.

      (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(13) Annual Report to Stockholders of the Registrant for the year ended December 31, 2000.

(21)  List of subsidiaries of the Registrant.

(23) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of their report included in the 2000 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037, 333-21237, 333-50607, 333-55773, 333-78723
      and 333-49300.

(99) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 2000 - to be filed by amendment as provided in Rule 15d-21(b).