Form 10-Q
period 2001-03-31
AON CORP
filed 2001-05-15
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       -           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

             (312) 701-3000
              -------------
     (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X  NO
                                                ---    ---


Number of shares of common stock outstanding:

                                                           No. Outstanding
               Class                                         as of 3-31-01
               -----                                         -------------

        $1.00 par value Common                                261,860,632

                                             PART 1
                                      FINANCIAL INFORMATION
                                         Aon CORPORATION
                    Condensed Consolidated Statements of Financial Position


 (millions)                                                      AS OF            AS OF
                                                             MARCH 31, 2001   DEC. 31, 2000
                                                            --------------------------------
 ASSETS                                                       (Unaudited)

 INVESTMENTS

   Fixed maturities at fair value                               $    2,342       $    2,337

   Equity securities at fair value                                     542              492

   Short-term investments                                            2,420            2,325

   Other investments                                                   775              865

                                                            ---------------  ---------------
       TOTAL INVESTMENTS                                             6,079            6,019


 CASH                                                                  886            1,118


 RECEIVABLES

   Insurance brokerage and consulting
        services                                                     6,887            6,952

   Premiums and other                                                1,163            1,278

                                                            ---------------  ---------------
       TOTAL RECEIVABLES                                             8,050            8,230


 EXCESS OF COST OVER NET ASSETS PURCHASED                            3,380            3,427


 OTHER INTANGIBLE ASSETS                                               485              489


 OTHER ASSETS                                                        3,157            2,968



                                                            ---------------  ---------------
       TOTAL ASSETS                                             $   22,037       $   22,251
                                                            ===============  ===============



                                                                 AS OF            AS OF
                                                             MARCH 31, 2001   DEC. 31, 2000
                                                            --------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                         (Unaudited)

 INSURANCE PREMIUMS PAYABLE                                     $    8,432       $    8,212

 POLICY LIABILITIES
   Future policy benefits                                            1,054            1,054
   Policy and contract claims                                          856              801
   Unearned and advance premiums                                     1,960            1,935
   Other policyholder funds                                            953            1,069
                                                            ---------------  ---------------
       TOTAL POLICY LIABILITIES                                      4,823            4,859

 GENERAL LIABILITIES
   General expenses                                                  1,676            1,619
   Short-term borrowings                                                60              309
   Notes payable                                                     1,804            1,798
   Other liabilities                                                 1,029            1,216
                                                            ---------------  ---------------
       TOTAL LIABILITIES                                            17,824           18,013


 COMMITMENTS AND CONTINGENT LIABILITIES

 REDEEMABLE PREFERRED STOCK                                             50               50

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY THE COMPANY'S JUNIOR
   SUBORDINATED DEBENTURES                                             800              800


 STOCKHOLDERS' EQUITY
   Common stock - $1 par value                                         264              264
   Paid-in additional capital                                          715              706
   Accumulated other comprehensive loss                               (413)            (377)
   Retained earnings                                                 3,087            3,127
   Less - Treasury stock at cost                                       (81)            (118)
          Deferred compensation                                       (209)            (214)
                                                            ---------------  ---------------
       TOTAL STOCKHOLDERS' EQUITY                                    3,363            3,388

                                                            ---------------  ---------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   22,037       $   22,251
                                                            ===============  ===============


See the accompanying notes to the condensed consolidated financial statements.

                                             Aon CORPORATION
                               Condensed Consolidated Statements of Income
                                                (Unaudited)

                                                                                                          FIRST QUARTER ENDED
                                                                                                   --------------------------------
(millions except per share data)                                                                    MARCH 31, 2001   MARCH 31, 2000
                                                                                                   ---------------  ---------------

 REVENUE
    Brokerage commissions and fees ...........................................................            $ 1,281          $ 1,205
    Premiums and other .......................................................................                508              468
    Investment income ........................................................................                 22              137
                                                                                                   ---------------  ---------------
       TOTAL REVENUE .........................................................................              1,811            1,810
                                                                                                   ---------------  ---------------

 EXPENSES
    General expenses . .......................................................................              1,396            1,271
    Benefits to policyholders ................................................................                292              252
    Interest expense .........................................................................                 36               31
    Amortization of intangible assets ........................................................                 39               38
                                                                                                   ---------------  ---------------
       TOTAL EXPENSES. .......................................................................              1,763            1,592
                                                                                                   ---------------  ---------------

 INCOME BEFORE INCOME TAX, MINORITY INTEREST AND ACCOUNTING CHANGE ...........................                 48              218
    Provision for income tax . ...............................................................                 19               85
                                                                                                   ---------------  ---------------
 INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE .......................................                 29              133
    Minority interest - 8.205% trust preferred capital securities ............................                (10)             (10)
                                                                                                   ---------------  ---------------
 INCOME BEFORE ACCOUNTING CHANGE .............................................................                 19              123
    Cumulative effect of change in accounting principle, net of tax ..........................                  -               (7)
                                                                                                   ---------------  ---------------
 NET INCOME ..................................................................................            $    19          $   116
                                                                                                   ===============  ===============
    Preferred stock dividends ................................................................                 (1)              (1)
                                                                                                   ---------------  ---------------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS ................................................            $    18          $   115
                                                                                                   ===============  ===============

 BASIC NET INCOME PER SHARE:
    Before accounting change .................................................................            $  0.07          $  0.47
    Cumulative effect of change in accounting principle ......................................                  -            (0.03)
                                                                                                   ---------------  ---------------
                Basic net income per share ...................................................            $  0.07          $  0.44
                                                                                                   ===============  ===============

 DILUTIVE NET INCOME PER SHARE:
    Before accounting change .................................................................            $  0.07          $  0.47
    Cumulative effect of change in accounting principle ......................................                  -            (0.03)
                                                                                                   ---------------  ---------------
                Dilutive net income per share ................................................            $  0.07          $  0.44
                                                                                                   ===============  ===============

 CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK ...............................................            $  0.22          $  0.21
                                                                                                   ===============  ===============

 Dilutive average common and common equivalent shares outstanding ............................              267.9            260.5
                                                                                                   ===============  ===============

See the accompanying notes to the condensed consolidated financial statements.

                                             Aon CORPORATION
                             Condensed Consolidated Statements of Cash Flows
                                               (Unaudited)

                                                                                                 FIRST QUARTER ENDED
                                                                                          --------------------------------
                                                                                              MARCH 31,        MARCH 31,
 (millions)                                                                                     2001             2000
                                                                                          --------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................................        $    19           $   116
   Adjustments to reconcile net income to cash provided by operating activities
        Cumulative effect of change in accounting principle, net of tax ................              -                 7
        Insurance operating assets and liabilities net of reinsurance ..................             48                87
        Amortization of intangible assets ..............................................             39                38
        Depreciation and amortization of property, equipment and software ..............             44                44
        Income taxes ...................................................................            (20)               17
        Special charges and purchase accounting liabilities ............................             23               (43)
        Valuation changes on investments, income on disposals and impairments ..........             76               (25)
        Other receivables and liabilities - net ........................................            103               (95)
                                                                                          --------------    --------------
           CASH PROVIDED BY OPERATING ACTIVITIES .......................................            332               146
                                                                                          --------------    --------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments
        Fixed maturities
           Maturities ..................................................................             30                28
           Calls and prepayments .......................................................             16                32
           Sales .......................................................................            365                57
        Equity securities ..............................................................            162                25
        Other investments ..............................................................            135                57
   Purchase of investments
        Fixed maturities ...............................................................           (385)             (130)
        Equity securities ..............................................................           (196)              (15)
        Other investments ..............................................................            (32)             (128)
   Sale (purchase) of short-term investments - net .....................................           (180)              100
   Acquisition of subsidiaries .........................................................            (44)              (35)
   Property and equipment and other - net ..............................................            (57)              (59)
                                                                                          --------------    --------------
           CASH USED BY INVESTING ACTIVITIES ...........................................           (186)              (68)
                                                                                          --------------    --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Treasury stock transactions - net ..................................................             18               (23)
    Issuance (payments) of short-term borrowings - net .................................           (252)               41
    Issuance of long-term debt .........................................................             15                 -
    Repayment of long-term debt ........................................................              -               (16)
    Interest sensitive, annuity and investment-type contracts
        Deposits .......................................................................              3                34
        Withdrawals ....................................................................           (102)             (123)
    Cash dividends to stockholders .....................................................            (58)              (54)
                                                                                          --------------    --------------
           CASH USED IN FINANCING ACTIVITIES ...........................................           (376)             (141)
                                                                                          --------------    --------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................................             (2)                -
                                                                                          --------------    --------------
 DECREASE IN CASH ......................................................................           (232)              (63)
 CASH AT BEGINNING OF PERIOD ...........................................................          1,118               837
                                                                                          --------------    --------------
 CASH AT END OF PERIOD .................................................................        $   886           $   774
                                                                                          ==============    ==============

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

         Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 2000 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.


2.       Accounting and Disclosure Changes
         ---------------------------------

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. Effective January 1, 2000, in accordance with the provisions of SAB 101, Aon established a provision for estimated returned commissions from policy cancellations. In 1999 and previous years, Aon recognized returned commissions when they occurred. The cumulative effect of this accounting change was an after-tax charge of $7 million or $0.03 per share in the first quarter of 2000.

         Aon has adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended as of October 1, 2000. Reference should be made to footnotes 1 and 13 in Aon's Annual Report as filed with Form 10-K for the year 2000 for further information.

         In September 2000, the Financial Accounting Standards Board issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 replaces Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 is effective for all transfers of financial assets occurring after March 31, 2001. Implementation of Statement No. 140 will not have a material impact on the consolidated financial statements.



3.       Subsequent Event
         ----------------

         On April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The spin-off would take the form of a tax-free dividend of common stock of the new company to Aon's common stockholders, pending a favorable Internal Revenue Service (IRS) ruling. The transaction requires final Board approval, subject to the favorable IRS ruling, and certain insurance regulatory approvals.

4.       Comprehensive Income (Loss)
         ---------------------------

         The components of comprehensive income (loss), net of related tax, for the first quarter ended March 31, 2001 and 2000 are as follows:

                  (millions)                                        2001                 2000
                                                                ------------         ------------
                  Net income                                      $      19            $    116
                  Net derivative losses                                 (12)                  -
                  Net unrealized investment gains                        19                   3
                  Net foreign exchange losses                           (43)                (32)
                                                                -------------        ------------
                  Comprehensive income (loss)                     $     (17)           $     87
                                                                =============        ============


         The components of accumulated other comprehensive loss, net of related tax, at March 31, 2001 and December 31, 2000, are as follows:

                  (millions)                                         2001                 2000
                                                                -------------        -------------
                  Net derivative gains (losses)                  $      (6)           $       6
                  Net unrealized investment losses                     (53)                 (72)
                  Net foreign exchange losses                         (310)                (267)
                  Net additional minimum pension liability             (44)                 (44)
                                                                -------------        --------------
                  Accumulated other comprehensive loss           $    (413)           $     (377)
                                                                =============        ==============


5.       Business Segments
         -----------------

         Aon classifies its businesses into three operating segments based on the type of service or product, and a fourth nonoperating segment. The Insurance Brokerage and Other Services segment consists primarily of Aon's retail and reinsurance brokerage and related operations, which include wholesale and claims services. The Consulting segment is Aon's employee benefit and human capital consulting organization. The Insurance Underwriting segment is comprised of life, accident and health coverage and extended warranty and property and casualty insurance products. The Corporate and Other segment is non-operating. Revenues consist primarily of valuation changes for investments in limited partnerships, income from certain other investments (which include non-income producing equities) and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other general expenses include administrative and certain information technology costs.

         Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. There are no material inter-segment amounts to be eliminated.

Selected information reflecting Aon's operating segments follows:

-------------------------------------------------------------------------------------------------------------------------------
First quarter ended March 31:                 Insurance Brokerage                                               Insurance
(millions)                                     and Other Services                  Consulting                  Underwriting
                                           ------------------------------------------------------------------------------------
                                              2001           2000                2001          2000           2001        2000
-------------------------------------------------------------------------------------------------------------------------------
Revenue
   United States                            $    541       $   524            $   135       $    99         $   406    $   376
   United Kingdom                                205           204                 36            39              80         78
   Continent of Europe                           240           226                 22            22              28         26
   Rest of World                                 131           120                 19            16              53         50
--------------------------------------------------------------------------------------------------------------------------------
Total revenue                               $  1,117       $ 1,074            $   212       $   176         $   567    $   530
--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes
    excluding special charges               $    196       $   180            $     25      $    19         $    68    $    67
Special charges                                   70             -                   1            -               1          -
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                  $    126       $   180            $     24      $    19         $    67    $    67
--------------------------------------------------------------------------------------------------------------------------------


Selected information for Aon's non-operating segment follows:

----------------------------------------------------------------------------------------------------------------------
Corporate and Other
(millions)                                             First quarter ended March 31          2001               2000
----------------------------------------------------------------------------------------------------------------------

Corporate and other revenue:
Change in valuation of private limited partnership
   investments                                                                            $   (56)            $   28
Income from marketable equity securities and other
   investments                                                                                  1                  3
                                                                                         -----------------------------
Corporate and other revenue before loss on
   disposals and related expenses                                                             (55)                31
Loss on disposals and related expenses*                                                       (30)                (1)
                                                                                         -----------------------------
Corporate and other revenue                                                               $   (85)            $   30
                                                                                         -----------------------------
Non-operating expenses:
  General expenses                                                                        $    19             $   20
  Interest expense                                                                             36                 31
  Amortization of goodwill                                                                     29                 27
----------------------------------------------------------------------------------------------------------------------
Loss before income tax                                                                    $  (169)            $  (48)
----------------------------------------------------------------------------------------------------------------------

* In 2001, includes impairment write-downs of $29 million.

6.       Capital Stock
         -------------

         During first quarter 2001, Aon reissued 1,138,000 shares of common stock from treasury for employee benefit plans and 146,500 shares in connection with the employee stock purchase plan. Aon purchased 98,900 shares of its common stock at a total cost of $3.5 million during first quarter 2001. There were 2.6 million shares of common stock held in treasury at March 31, 2001.

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


8.       Business Combinations
         ---------------------

         In first quarter 2001, Aon made total payments of $4 million on restructuring charges and purchase accounting liabilities relating to business combinations.

         The following table demonstrates the activity related to the liability for termination benefits and abandoned leases recorded as expenses in 1999:


                                                         Termination                 Lease
         (millions)                                        Benefits                Abandonments             Total
         ----------------------------------------------------------------------------------------------------------
         Initial liability                               $      67                $    11                 $    78
         Cash payments in 1999                                 (51)                    (6)                    (57)
         Cash payments in 2000                                  (9)                     -                      (9)
         Credit to expense in 2000                               -                     (4)                     (4)
         Cash payments in 2001                                  (1)                     -                      (1)
         Foreign currency revaluation                            -                     (1)                     (1)
         ----------------------------------------------------------------------------------------------------------
         Balance at March 31, 2001                       $       6                $     -                 $     6
         ----------------------------------------------------------------------------------------------------------

         The  following  table   demonstrates   the  activity   related  to  the
         liabilities established as a result of 1998 acquisitions:


                                                         Termination                 Lease
         (millions)                                        Benefits                Abandonments             Total
         ----------------------------------------------------------------------------------------------------------
         Initial liability                               $      40                $     30                $    70
         Cash payments in 1998                                 (16)                     (4)                   (20)
         Cash payments in 1999                                 (24)                     (6)                   (30)
         Cash payments in 2000                                   -                     (14)                   (14)
         Foreign currency revaluation                            -                      (2)                    (2)
         ----------------------------------------------------------------------------------------------------------
         Balance at March 31, 2001                       $       -                $      4                $     4
         ----------------------------------------------------------------------------------------------------------

         The following table demonstrates the activity related to the Aon Plan liabilities recorded as expenses in 1996 and 1997:

                                                                                       Lease
                                                                                    Abandonments
                                                            Termination               and Other
        (millions)                                            Benefits               Exit Costs             Total
        -----------------------------------------------------------------------------------------------------------
        Balance at  December 31, 1996                           $ 12                    $ 48                 $ 60
        Expense charged in 1997                                   40                      68                  108
        Cash payments in 1997 and 1998                           (52)                    (36)                 (88)
        Cash payments in 1999                                      -                     (24)                 (24)
        Credit to expense in 1999                                  -                     (11)                 (11)
        Cash payments in 2000                                      -                     (11)                 (11)
        Cash payments in 2001                                      -                      (1)                  (1)
        Foreign currency revaluation                               -                      (3)                  (3)
        -----------------------------------------------------------------------------------------------------------
        Balance at March 31, 2001                               $  -                    $ 30                 $ 30
        -----------------------------------------------------------------------------------------------------------


         The following table demonstrates the activity related to the A&A and Bain Hogg plan liabilities established as a result of 1996 and 1997 acquisitions:

                                                                                       Lease
                                                                                    Abandonments
                                                            Termination               and Other
        (millions)                                            Benefits               Exit Costs             Total
        -----------------------------------------------------------------------------------------------------------
         Initial liability                                      $ 100                   $ 164               $ 264
         Cash payments in 1997 and 1998                          (100)                    (89)               (189)
         Cash payments in 1999                                      -                     (28)                (28)
         Charge to expense in 1999                                  -                      13                  13
         Charge to expense in 2000                                  -                       4                   4
         Cash payments in 2000                                      -                     (14)                (14)
         Cash payments in 2001                                      -                      (2)                 (2)
         Foreign currency revaluation                               -                      (5)                 (5)
         ----------------------------------------------------------------------------------------------------------
         Balance at March 31, 2001                              $   -                   $  43               $  43
         ----------------------------------------------------------------------------------------------------------

All of Aon's  unpaid  liabilities  relating to  acquisitions  are  reflected  in
general  expense  liabilities  in  the  condensed  consolidated   statements  of
financial position.


9.       Business Transformation Plan
         ----------------------------

         In fourth quarter 2000, Aon commenced a plan of restructuring its worldwide operations. This plan constitutes the "business transformation plan" to be implemented during the fourth quarter of 2000 and throughout 2001. A pretax special charge of $82 million was recorded in fourth quarter 2000 and $72 million was recorded in the first quarter 2001, which are included in general expenses in the condensed consolidated statement of income. The charge in the first quarter 2001 included costs related to termination benefits of $23 million, other costs to exit an activity of $3 million and asset impairments and other charges of $46 million. Since the beginning of the plan, approximately 2,000 employees have been notified that their positions have been or will be eliminated, the majority of which were related to the Insurance Brokerage and Other Services segment in the U.S. and the U.K.

         In the first quarter 2001, Aon made total payments of $22 million related to the business transformation plan.

         The following demonstrates the activity related to the liability for termination benefits and costs to exit an activity.

                                                                                Other Costs
                                                         Termination            to Exit an
           (millions)                                      Benefits              Activity                Total
           -----------------------------------------------------------------------------------------------------
           Expense charged in 2000                           $ 54                 $  6                   $  60
           Cash payments in 2000                              (13)                  (3)                    (16)
           Expense charged in 2001                             23                    3                      26
           Cash payments in 2001                              (19)                  (3)                    (22)
           -----------------------------------------------------------------------------------------------------
           Balance at March 31, 2001                         $ 45                 $  3                   $  48
           -----------------------------------------------------------------------------------------------------

All of Aon's unpaid liabilities relating to the business transformation plan are
reflected  in  general  expense   liabilities  in  the  condensed   consolidated
statements of financial position.


10.      Income Per Share
         ----------------

         Income per share is calculated as follows:

                                                                      First Quarter Ended March 31,
                                                                      -----------------------------
                (millions except per share data)                         2001               2000
                -----------------------------------------------------------------------------------

                Net income                                             $   19              $   116
                Redeemable preferred stock dividends                        1                    1
                                                                       ----------------------------
                Net income  for dilutive and basic                     $   18              $   115
                                                                       ============================

                Basic shares outstanding                                  265                  259
                Common stock equivalents                                    3                    1
                                                                       ----------------------------
                Dilutive potential common shares                          268                  260
                -----------------------------------------------------------------------------------
                Basic net income per share                             $ 0.07              $  0.44
                Dilutive net income per share                          $ 0.07              $  0.44
                -----------------------------------------------------------------------------------


11.      Alexander & Alexander Services Inc. (A&A) Discontinued Operations
         -----------------------------------------------------------------

         A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchasers for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of March 31, 2001, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statements of financial position. Such liabilities amounted to $136 million, net of reinsurance recoverables and other assets of $175 million, and would be substantially reduced if a February, 2000 ruling from the Court of Appeal in England favorable to A&A, in respect of which right to appeal has been granted, were upheld in a decision expected in or around 2002.


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

         Except for an action filed to compel Aon to produce documents to which Aon is responding, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon-related entity is currently a party.

         Certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, general level of pricing in the equity markets, the interest rate established quarterly for calculating compensation, and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims.

         Although the ultimate outcome of all matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on Aon or its subsidiaries, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the consolidated financial position of Aon. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.


13.      Acquisition
         -----------

         In February 2001, Aon announced that it had entered into a definitive agreement to acquire ASI Solutions Incorporated (ASI), a worldwide provider of human resources administration and compensation consulting services. The transaction was approved by ASI's stockholders and completed on May 9, 2001. The acquisition was financed by the issuance of approximately 3.1 million shares of common stock and has been accounted for as a purchase.

                                 AON CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       FIRST QUARTER ENDED MARCH 31, 2001


GENERAL
-------

Aon has three operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting. These segments are based on the type of client and the services or products delivered. Aon has a fourth, non-operating segment, Corporate and Other.

References to organic growth exclude the impact of acquisitions, dispositions, transfers, investment income, foreign exchange and other unusual items. Written premiums are the basis for the measurement of organic growth within the Insurance Underwriting segment. References to income before income tax are before minority interest related to the issuance of 8.205% mandatorily redeemable preferred capital securities and the cumulative effect of a change in accounting principle. For purposes of operating segment discussions, comparisons against 2000 results exclude special charges.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This quarterly report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, changes in commercial property and casualty premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, the final form of the business transformation plan, the ultimate cost and timing of the implementation thereof, the actual cost savings and other benefits resulting therefrom, whether the Company ultimately implements the proposed spin-off of its underwriting businesses, and the timing and terms associated therewith.

SPIN-OFF OF UNDERWRITING BUSINESSES
-----------------------------------

As previously disclosed, on April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The spin-off would take the form of a tax-free dividend of common stock of the new company to Aon's common stockholders, pending a favorable Internal Revenue Service (IRS) ruling. The transaction requires final Board approval, subject to the favorable IRS ruling, and certain insurance regulatory approvals. The assets of the new company, to be called Combined Specialty Corporation, would include a substantial portion of the investment portfolio reported in the non-operating segment. The purpose of the spin-off is to provide opportunities for accelerated revenue and profit growth by providing clients additional products and services through expanded distribution channels.

BUSINESS TRANSFORMATION PLAN
----------------------------

In November 2000, Aon's Board of Directors approved, in principle, a comprehensive business transformation plan designed to enhance client service, significantly improve the way Aon conducts business and improve profitability primarily through utilization of technology and process redesign.

Implementation of the business transformation plan began in fourth quarter 2000. Aon will incur costs estimated to be between $250 million and $325 million on a pretax basis comprised of both special charges and transition costs. The majority of the plan costs and savings are related to the Insurance Brokerage and Other Services segment, principally in the U.S. and the United Kingdom, where most of Aon's offices and employees are located. The majority of the charges involve cash outlays primarily for severance payments for workforce reductions relating to the elimination of about 6% of Aon's worldwide workforce at the time of the announcement.

In connection with the plan, Aon recorded pretax special charges of $72 million ($44 million after tax or $0.16 per share) during first quarter 2001. In an effort to improve profitability, Aon examined its marginal return non-core business alliances and took a pretax charge in the quarter of $38 million to end Aon's involvement in certain joint ventures and service partner relationships that did not meet profitability hurdles. These business alliances in 2000 generated approximately $42 million in revenue with marginal profitability. Discontinuing these alliances will allow management to increase their focus and capital on Aon's core businesses. Within the core businesses, special charges of $23 million were incurred which related to termination benefits. Approximately 1,200 employees were notified that their positions have been or will be terminated. For the quarter, this charge is somewhat less than had originally been anticipated due to delays encountered. However, it is still anticipated that the remaining special charges will be taken by the end of second quarter 2001. Special charges of $11 million were incurred for asset impairments and other charges, primarily relating to the abandonment of systems and equipment. Transition costs, primarily related to our core operating businesses, were approximately $3 million in the first quarter and consisted of consultant fees and limited retention bonuses and are included in operating expenses. Timing of future transition costs will impact future periods.

Annualized pretax savings from the plan are on track and are estimated to be approximately $150 million to $200 million. Full-annualized run rate savings are expected to be achieved in fourth quarter 2001. Savings generated in first quarter 2001 were offset by transition costs and temporary revenue declines related to the transformation. As Aon progresses through the next several quarters, more business process change and additional increase in position eliminations will drive cost savings. As previously noted, temporary pressure on revenue growth rates may continue to occur during the implementation of the plan.

CONSOLIDATED RESULTS
--------------------

Total revenue increased $1 million, essentially flat when compared to the first quarter 2000. Excluding the effect of foreign exchange rates, revenues rose 4% over the first quarter 2000, primarily attributable to growth in brokerage commissions and fees and premiums earned, which more than offset a decline in investment income. Consolidated revenue for the operating segments grew approximately 7% on an organic basis over last year.

Brokerage commissions and fees increased $76 million or 6% in first quarter 2001, primarily reflecting growth from business combination activity, especially Actuarial Sciences Associates, Inc. (ASA) which was acquired in the fourth quarter 2000, internal growth, increased new business and the impact of improved pricing.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other increased $40 million or 9% in first quarter 2001, compared with the same period last year. Total premiums earned in the insurance underwriting segment were $508 million, an increase of $45 million or 10% over prior year. The increase in premiums earned primarily reflects new business initiatives, continued organic growth and the impact of acquisitions.

Investment income, which includes related expenses and income or loss on disposals and impairments, decreased $115 million in the first quarter 2001 when compared to prior year, primarily reflecting reduced valuations from equity investments in limited partnerships in the quarter, along with the recorded impairment of certain directly owned equity investments. Revenues from private equity investments fluctuate due to the inherent volatility of equity investments. Investment income from insurance brokerage and other services, and consulting operations, primarily relating to fiduciary funds, increased $3 million in first quarter 2001 compared to first quarter 2000 as a result of increases in net cash flows provided from operations, as interest rates have fallen, especially in the U.S. and the U.K.

Total expenses increased $171 million or 11% in first quarter 2001 when compared to prior year due partially to the inclusion of special charges in 2001. Total expenses, excluding these special charges, increased 6%. General expenses increased $125 million or 10% in the quarter primarily reflecting special charges of $72 million related to the business transformation plan, along with investments in new business initiatives and technology. A $40 million or 16% increase in benefits to policyholders was driven by new underwriting initiatives along with an unusual increase in warranty claims during the first quarter 2001 related to an isolated program that will not affect future quarters. Interest expense increased $5 million or 16% compared to prior year attributed to higher average debt levels and the substitution of short-term debt with long-term debt in second quarter 2000.

Income before income tax declined significantly from $218 million in 2000 to $48 million in 2001, due principally to non-cash investment results (a negative $115 million change on a period-to-period comparison) and the inclusion of 2001 special charges ($72 million) with no comparable amount in first quarter 2000, which were partially offset by improved results in the operating segments.

As a result of these factors, first quarter 2001 net income declined to $19 million ($0.07 per dilutive share) compared to $116 million ($0.44 per dilutive share) in 2000. In 2000, the company adopted the Securities and Exchange Commission's Staff Accounting Bulletin 101, which resulted in a one-time cumulative non-cash charge of $7 million after-tax ($0.03 per share). Basic net income per share, including 2001 special charges, was $0.07 and $0.44 in first quarter 2001 and 2000, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The effective tax rate was 39% for both first quarter 2001 and 2000.

OPERATING SEGMENTS
------------------

INSURANCE BROKERAGE AND OTHER SERVICES
--------------------------------------

The Insurance Brokerage and Other Services segment consists principally of Aon's retail brokerage, reinsurance, wholesale and specialty brokerage and other related services such as managing underwriting and claims services. Approximately 62% of Aon's total revenues are generated from this segment.

First quarter 2001 Insurance Brokerage and Other Services revenue was $1.1 billion, up 4% over last year. Excluding foreign exchange, revenues rose 8%, reflecting strong organic growth, especially in the international, wholesale and reinsurance brokerage and claims services sectors. Investment income accounted for $3 million of the improvement as a result of increases in net cash flows provided from operations, as interest rates have fallen, especially in the U.S. and the U.K.

U.S. revenue of $541 million in 2001 was up 3% from 2000 due to increased new business, growth in U.S. specialty operations, improved pricing and acquisitions, which more than offset the direct and indirect impact of the business transformation plan. As anticipated, new account generation during the quarter grew at a slower rate in certain retail brokerage units as operational changes were implemented to achieve long-term benefits of the plan. Premium rates increased across all major property and casualty lines and clients continued to utilize alternative risk transfer services to minimize price increases. U. K. and Continent of Europe revenue of $445 million increased 4% from 2000, primarily due to internal growth and acquisitions. The impact of foreign exchange rates partially offset this revenue growth. Rest of world revenue increased $11 million or 9% due to strong organic growth, new business, and to a lesser extent, the impact of acquisitions. In the international retail brokerage operations, premium rate comparisons have remained about the same as fourth quarter 2000 but are improved over last year's first quarter.

Pretax income was $126 million for the first quarter 2001. Excluding this year's special charges, pretax income of $196 million rose 9% over 2000. Pretax margins before special charges in this segment were 17.6% in the quarter compared to 16.8% in 2000. The margin improvement year over year was driven in part from business transformation savings, but was negatively impacted by a temporary reduction in the rate of new account growth, transition costs and an increasing percentage of lower margin claims service business.

CONSULTING
----------

The consulting segment provides a full range of services related to the management of human capital, benefits and business processes. These services are delivered to a predominately corporate clientele utilizing four practice groups: employee benefits, compensation, management consulting and employment practices outsourcing. Approximately 12% of Aon's total revenues are generated from this segment.

First quarter 2001 revenue increased 20% to $212 million. Excluding the impact of a strong U.S. dollar, revenues grew 24%. Revenue grew 8% in 2001 on an organic basis. On a global basis, the improvement in revenue was influenced by acquisition activity, especially the inclusion of ASA, acquired in fourth quarter 2000, along with organic growth, as client demand for solutions that enhance workforce productivity continued.

U.S. revenue of $135 million in 2001 was up 36% from 2000 reflecting the acquisition of ASA and growth in compensation consulting. U.K. and European revenue of $58 million fell 5% from 2000. U.K. revenue declined 8% from the prior period reflecting the sale of the financial planning consulting business last year, along with unfavorable foreign exchange rates. Continent of Europe revenue was flat compared to the first quarter of 2000.

Pretax income was $24 million, a 26% increase over last year's results. Excluding this year's special charges, pretax income improved 32% to $25 million from $19 million in first quarter 2000 as revenue growth outpaced higher staffing costs, driven by the inclusion of the ASA acquisition as well as the growth of the business, and higher technology costs. Pretax margins in this segment before special charges were 11.8% in the quarter compared to 10.8% in 2000.

INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment provides life, accident and health insurance coverage through distribution networks, most of which are directly owned by Aon's subsidiaries, and extended warranty and property and casualty insurance products. Approximately 31% of Aon's total revenues are generated from this segment.

Revenue was $567 million in first quarter 2001, up 7% from 2000. Excluding the impact of foreign exchange, revenue growth was 11%. Improvement over last year was driven by the development of new product initiatives, higher volume of business in the electronics extended warranty and specialty casualty areas and accident and health products, which continued to expand distribution through worksite marketing programs. This growth more than offset the loss of certain accounts in the mechanical and special warranty businesses.

U.S. revenue of $406 million was up 8% in first quarter 2001 due to growth in revenues for accident and health, due in part to acquired business, new product initiatives, and electronics extended warranty products. United Kingdom and Continent of Europe revenue of $108 million rose 4%, as organic growth in the accident and health sector was partially offset by unfavorable foreign exchange rates. Rest of world revenue was $53 million, up 6% from prior year reflecting growth in Latin America.

Pretax income before special charges was $68 million in first quarter 2001, up 2% from $67 million last year. Margins declined slightly from 12.6% in 2000 to 12% this year. New underwriting initiatives drove premium growth but also resulted in increased benefits to policyholders. Also, an unusual increase in warranty claims occurred during the first quarter 2001 related to an isolated program that will not affect future quarters.

NON-OPERATING SEGMENT
---------------------

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including income or loss on disposals, along with impairment losses) which is not otherwise reflected in the results of the operating segments. Invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the underwriting businesses and related income, are allocated to the Corporate and Other segment. Corporate operating expenses include administrative and certain information technology costs.

Corporate and Other revenue was a negative $85 million in 2001, versus positive revenue of $30 million in the first quarter 2000, primarily reflecting reduced valuations for equity investments in limited partnerships in the quarter, along with the write-down of certain directly-owned equity investments. Limited partnership investments have historically provided higher returns over a longer time horizon than broad market common stock returns. However, in the short run, the returns are inherently more variable.

Corporate and Other expenses for the quarter were $84 million, up $6 million from the same period last year. Expenses in this segment are composed of interest expense, goodwill amortization and general expenses. Interest expense rose $5 million or 16% compared to prior year, reflecting higher average debt levels and an extension of debt duration in second quarter 2000. Goodwill amortization rose $2 million as a result of new acquisitions, while general expenses fell $1 million, resulting from lower technology costs.

The revenue and expense comparisons discussed above contributed to the overall corporate and other pretax loss of $169 million in the quarter versus a loss of $48 million last year.

                        CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF FIRST QUARTER 2001


Cash flows from operating activities represent the net income earned by Aon in the reported periods adjusted for non-cash charges and changes in assets and liabilities. Cash flows provided by operating activities in first quarter 2001 were $332 million, a $186 million increase over the same period in 2000. The increase represents, in part, the timing of payment for incentive compensation. Also, working capital improved due to fiduciary funds availability. In addition, the non-cash effect of lower valuations on the company's limited partnership portfolio, coupled with impairments on investments and losses on disposals, contributed to lower net income. The cash impact of special charges and purchase accounting liabilities in 2001 was similar to what was spent last year. First quarter 2001 reflects the pretax special charges of $72 million, less cash expended. First quarter 2000 reflects only actual payments on special charge and purchase accounting liabilities previously established.

Investing activities used cash of $186 million. Cash of $103 million was provided during first quarter 2001 from the net sale of other investments. This was offset by the net purchase of short-term investments of $180 million. Cash used for acquisition activity during first quarter 2001 was $44 million, primarily reflecting brokerage acquisitions.

Cash of $376 million was used during first quarter 2001 from financing activities, which was $235 million more than was utilized in 2000. The higher usage of cash from prior year is primarily due to a reduction of short-term borrowings in 2001 versus an increase in short-term debt during first quarter 2000. Cash was used to pay dividends of $57 million on common stock and $1 million on redeemable preferred stock during first quarter 2001. Various regulatory requirements applied to Aon's underwriting and overseas operations limit availability of operating cash flows for general corporate purposes.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon's liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issues and capital securities. The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for business reinvestment, acquisition financing and payments of special charge and purchase accounting liabilities. Aon anticipates continuation of the company's positive cash flow and the ability of the parent company to access adequate short-term lines of credit. Aon anticipates a sufficient level of future operating cash flows to offset cash payments related to both restructuring charges and transition costs associated with the business transformation plan.

Due to the contractual nature of its insurance policyholder liabilities, which are primarily intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.3 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95%) and has a fair value which is 99.9% of amortized cost at March 31, 2001.

Total assets decreased $214 million since year-end 2000 to $22 billion. Invested assets at March 31, 2001 increased $60 million from year-end levels primarily from higher levels of short-term investments and equity securities which were offset in part by lower valuations and impairment charges in other investments. The amortized cost and fair value of less than investment grade fixed maturity investments at March 31, 2001 were $129 million and $115 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 2001 was $65 million, or 1.1% of total invested assets.

Short-term borrowings decreased at the end of first quarter 2001 by $249 million when compared to year-end 2000. Notes payable increased at the end of first quarter 2001 by $6 million when compared to year-end 2000, reflecting the issuance of additional debt. Approximately $12 million of notes payable is scheduled to be paid within one year.

Stockholders' equity decreased $25 million in first quarter 2001, reflecting net foreign exchange losses of $43 million and dividends paid to stockholders of $58 million. Partially offsetting this decline was the net decrease in treasury stock of $37 million and net income of $19 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions.

Stockholders' equity per share declined from $13.02 at December 31, 2000 to $12.84 at March 31, 2001, reflecting both the decline in the equity balance as well as an increase in the number of common shares outstanding.

REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at March 31, 2001 and for the first quarter then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial position of Aon Corporation as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.




                                                             ERNST & YOUNG LLP

Chicago, Illinois
May 9, 2001

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) The Annual Meeting of Stockholders of the Registrant was held on April 20, 2001 (the "2001 Annual Meeting").

          (b)            Not applicable.



          (c)(i)         Name                                          For                           Against
                         ----                                          ---                           -------

                         Franklin A. Cole                          230,333,000                      2,173,981
                         Edgar D. Jannotta                         230,374,240                      2,132,741
                         Lester B. Knight                          230,418,603                      2,088,378
                         Perry J. Lewis                            230,407,554                      2,099,427
                         Andrew J. McKenna                         230,351,122                      2,155,859
                         Robert S. Morrison                        230,398,763                      2,108,218
                         Richard C. Notebaert                      230,392,437                      2,114,544
                         Michael D. O'Halleran                     230,333,517                      2,173,464
                         Donald S. Perkins                         230,334,358                      2,172,623
                         John W. Rogers, Jr.                       230,448,048                      2,058,933
                         Patrick G. Ryan                           230,399,284                      2,107,697
                         George A. Schaefer                        230,346,608                      2,160,373
                         Raymond I. Skilling                       230,378,717                      2,128,264
                         Fred L. Turner                            230,394,229                      2,112,752
                         Arnold R. Weber                           230,335,897                      2,171,084
                         Carolyn Y. Woo                            209,812,702                     22,694,279


             (ii) Set forth below is the tabulation of the vote on the approval of the Aon Stock Incentive Plan, which includes provisions qualifying the plan for favorable treatment under Section 162(m) of the Internal Revenue Code.

                                    For                Against                 Abstain               Non-Vote
                                    ---                -------                 -------               --------
                                133,593,506           78,059,665              1,963,719             18,890,091


             (iii) Set forth below is the tabulation of the vote on the adoption of the amendment of the Senior Officer Incentive Compensation Plan which includes provisions qualifying that plan for favorable treatment under
                         Section 162(m)  of  the  Internal Revenue Code.

                                    For                 Against                Abstain
                                    ---                 -------                -------
                                223,697,019             6,557,479             2,252,483

             (iv) Set forth below is the tabulation of the vote on the selection of Ernst & Young LLP as auditors for the Registrant for the 2001 fiscal year.


                                      For                   Against            Abstain
                                      ---                   -------            -------
                                  230,530,164              1,009,525           967,292


          (d)            Not applicable.




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - The  exhibits  filed with this report are listed on
                  --------
                  the attached Exhibit Index.

         (b)      Reports  on Form  8-K -
                  ----------------------

                  (i) No Current Reports on Form 8-K were filed for the quarter ended March 31, 2001.

                  (ii) The Registrant filed one current report on Form 8-K dated April 20, 2001. The following exhibit was included in the report: Exhibit 99 - Press Release issued on April 20, 2001.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Aon Corporation
                                    ---------------
                                    (Registrant)


May 14, 2001                        /s/ Harvey N. Medvin
                                    ---------------------
                                    HARVEY N. MEDVIN
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

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



(12) Statements regarding Computation of Ratios.

         (a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

         (b)      Statement regarding  Computation   of  Ratio  of  Earnings  to
                  Combined Fixed Charges and Preferred Stock Dividends.


(15) Letter re: Unaudited Interim Financial Information

                                                                                                               EXHIBIT 12(a)
                                  Aon CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                    COMBINED WITH UNCONSOLIDATED SUBSIDIARIES
                                Computation of Ratio of Earnings to Fixed Charges


                                                THREE MONTHS ENDED
                                                     MARCH 31,                     YEARS ENDED DECEMBER 31,
                                               --------------------- --------------------------------------------------------
 (millions except ratios)                        2001        2000       2000       1999        1998       1997        1996
                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------

 Income from continuing operations
    before provision for income taxes (1)         $  48       $ 218    $   854      $ 635     $   931      $ 542       $ 446

 ADD BACK FIXED CHARGES:

    Interest on indebtedness                         36          31        140        105          87         70          45

    Interest on ESOP                                  -           -          -          1           2          3           4

    Portion of rents representative of
      interest factor                                14          12         54         49          51         44          29

                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------
         INCOME AS ADJUSTED                       $  98       $ 261    $ 1,048      $ 790     $ 1,071      $ 659       $ 524
                                               =========  ========== ==========  =========  ==========  =========  ==========


 FIXED CHARGES:

    Interest on indebtedness                      $  36       $  31    $   140      $ 105        $ 87      $  70       $  45

    Interest on ESOP                                  -           -          -          1           2          3           4

    Portion of rents representative of
       interest factor                               14          12         54         49          51         44          29

                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------
         TOTAL FIXED CHARGES                      $  50       $  43    $   194      $ 155     $   140      $ 117       $  78
                                               =========  ========== ==========  =========  ==========  =========  ==========

 RATIO OF EARNINGS TO FIXED CHARGES                 2.0         6.1        5.4        5.1         7.6        5.6         6.7
                                               =========  ========== ==========  =========  ==========  =========  ==========

(1) Income from continuing operations before provision for income taxes and minority interest includes special charges of $72 million for the three months ended March 31, 2001 and $82 million, $313 million, $172 million and $90 million for the years ended December 31, 2000, 1999, 1997 and 1996, respectively.

                                                                                                                  EXHIBIT 12(b)

                                   Aon CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                     COMBINED WITH UNCONSOLIDATED SUBSIDIARIES
                            Computation of Ratio of Earnings to Combined Fixed Charges
                                          and Preferred Stock Dividends


                                                  THREE MONTHS ENDED
                                                      MARCH 31,                        YEARS ENDED DECEMBER 31,
                                                ---------------------- ----------------------------------------------------------
(millions except ratios)                           2001        2000        2000        1999        1998         1997       1996
                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------

 Income from continuing operations
    before provision for income taxes (1)            $ 48       $ 218     $   854      $ 635     $   931       $ 542       $ 446

 ADD BACK FIXED CHARGES:

    Interest on indebtedness                           36          31         140        105          87          70          45

    Interest on ESOP                                    -           -           -          1           2           3           4

    Portion of rents representative of
      interest factor                                  14          12          54         49          51          44          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         INCOME AS ADJUSTED                          $ 98       $ 261     $ 1,048      $ 790     $ 1,071       $ 659       $ 524
                                                ==========  ========== =========== ==========  ==========  ========== ===========


 FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:

    Interest on indebtedness                         $ 36       $  31     $   140      $ 105     $    87       $  70       $  45

    Preferred stock dividends                          17          17          70         70          70          82          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         INTEREST AND DIVIDENDS                        53          48         210        175         157         152          74

    Interest on ESOP                                    -           -           -          1           2           3           4

    Portion of rents representative of
       interest factor                                 14          12          54         49          51          44          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         TOTAL FIXED CHARGES AND PREFERRED
             STOCK DIVIDENDS                         $ 67       $  60     $   264      $ 225     $   210       $ 199       $ 107
                                                ==========  ========== =========== ==========  ==========  ========== ===========

 RATIO OF EARNINGS TO COMBINED FIXED
   CHARGES AND PREFERRED STOCK DIVIDENDS (2)          1.5         4.4         4.0        3.5         5.1         3.3         4.9
                                                ==========  ========== =========== ==========  ==========  ========== ===========

(1) Income from continuing operations before provision for income taxes and minority interest includes special charges of $72 million for the three months ended March 31, 2001 and $82 million, $313 million, $172 million and $90 million for the years ended December 31, 2000, 1999, 1997 and 1996, respectively.

(2) Included in total fixed charges and preferred stock dividends are $16 million for the three months ended March 31, 2001 and 2000, $66 million for the years ended December 31, 2000, 1999 and 1998, and $64 million for the year ended December 31, 1997, of pretax distributions on the 8.205% mandatorily redeemable preferred capital securities which are classified as "minority interest" on the condensed consolidated statements of income.

                                                                      Exhibit 15




Board of Directors and Stockholders
Aon Corporation


We are aware of the incorporation by reference in the Registration Statements of Aon Corporation ("Aon") described in the following table of our report dated May 9, 2001 relating to the unaudited condensed consolidated interim financial statements of Aon Corporation that are included in its Form 10-Q for the quarter ended March 31, 2001:

          Registration Statement
          ----------------------
         Form            Number                       Purpose
         ----            ------                       -------

         S-8          33-27984       Pertaining to Aon's savings plan
         S-8          33-42575       Pertaining to Aon's  stock award  plan  and
                                          stock option plan
         S-8          33-59037       Pertaining to Aon's  stock award  plan  and
                                          stock option plan
         S-4          333-21237      Offer to exchange Capital Securities of Aon
                                          Capital A
         S-3          333-50607      Pertaining  to the registration of  369,000
                                          shares of common stock
         S-8          333-55773      Pertaining to Aon's stock award plan, stock
                                          option   plan   and   employee   stock
                                          purchase plan
         S-3          333-78723      Pertaining  to  the  registration  of  debt
                                          securities, preferred stock and common
                                          stock
         S-3          333-49300      Pertaining to the registration of 3,864,824
                                          shares of common stock
         S-4          333-57706      Pertaining   to   the   registration  of  a
                                          proposed issuance of up  to  3,852,184
                                          shares  of   common   stock   to   the
                                          stockholders of ASI Solutions, Inc.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                                           ERNST & YOUNG LLP



Chicago, Illinois
May 9, 2001