Form 10-Q
period 2001-06-30
AON CORP
filed 2001-08-14
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      -            OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      -              OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-7933

                                 Aon Corporation
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                          36-3051915
           --------                                          ----------
(State or Other Jurisdiction of                             (IRS Employer
Incorporation or Organization)                              Identification No.)



200 E. RANDOLPH ST., CHICAGO, ILLINOIS                       60601
--------------------------------------                       -----
(Address of Principal Executive Offices)                    (Zip Code)

           (312) 381-1000
           --------------
   (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

Number of shares of common stock outstanding:

                                                 No. Outstanding
               Class                              as of 6-30-01
               -----                              -------------

       $1.00 par value Common                      266,485,865

                                               PART 1
                                        Financial Information
                                           Aon CORPORATION
                       Condensed Consolidated Statements of Financial Position

 (millions)                                                          AS OF             AS OF
                                                                JUNE 30, 2001      DEC. 31, 2000
                                                                ---------------------------------
 ASSETS                                                           (Unaudited)

 Investments

   Fixed maturities at fair value                                    $   2,252         $   2,337

   Equity securities at fair value                                         529               492

   Short-term investments                                                2,414             2,325

   Other investments                                                       769               865

                                                                ---------------   ---------------
       TOTAL INVESTMENTS                                                 5,964             6,019


 CASH                                                                      765             1,118


 RECEIVABLES

   Insurance brokerage and consulting
        services                                                         7,227             6,952

   Premiums and other                                                    1,246             1,278

                                                                ---------------   ---------------
       TOTAL RECEIVABLES                                                 8,473             8,230


 EXCESS OF COST OVER NET ASSETS PURCHASED                                3,449             3,427


 OTHER INTANGIBLE ASSETS                                                   481               489


 OTHER ASSETS                                                            3,334             2,968


                                                                ---------------   ---------------
       TOTAL ASSETS                                                  $  22,466         $  22,251
                                                                ===============   ===============



                                                                     AS OF             AS OF
                                                                JUNE 30, 2001      DEC. 31, 2000
                                                                ---------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                             (Unaudited)

 INSURANCE PREMIUMS PAYABLE                                          $   8,643         $   8,212

 POLICY LIABILITIES
   Future policy benefits                                                1,064             1,054
   Policy and contract claims                                              911               801
   Unearned and advance premiums                                         1,947             1,935
   Other policyholder funds                                                942             1,069
                                                                ---------------   ---------------
       TOTAL POLICY LIABILITIES                                          4,864             4,859

 GENERAL LIABILITIES
   General expenses                                                      1,684             1,619
   Short-term borrowings                                                   204               309
   Notes payable                                                         1,746             1,798
   Other liabilities                                                     1,005             1,216
                                                                ---------------   ---------------
       TOTAL LIABILITIES                                                18,146            18,013


 COMMITMENTS AND CONTINGENT LIABILITIES

 REDEEMABLE PREFERRED STOCK                                                 50                50

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY THE COMPANY'S JUNIOR
   SUBORDINATED DEBENTURES                                                 800               800


 STOCKHOLDERS' EQUITY
   Common stock - $1 par value                                             268               264
   Paid-in additional capital                                              799               706
   Accumulated other comprehensive loss                                   (413)             (377)
   Retained earnings                                                     3,056             3,127
   Less - Treasury stock at cost                                           (42)             (118)
          Deferred compensation                                           (198)             (214)
                                                                ---------------   ---------------
       TOTAL STOCKHOLDERS' EQUITY                                        3,470             3,388

                                                                ---------------   ---------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  22,466         $  22,251
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

                                                     AON CORPORATION
                                       Condensed Consolidated Statements of Income
                                                       (Unaudited)

                                                                         SECOND QUARTER ENDED              SIX MONTHS ENDED
                                                                   -------------------------------- -------------------------------
 (millions except per share data)                                   JUNE 30, 2001    JUNE 30, 2000   JUNE 30, 2001   JUNE 30, 2000
                                                                   ---------------  --------------- --------------- ---------------

 REVENUE
    Brokerage commissions and fees ..............................         $ 1,347          $ 1,203         $ 2,628         $ 2,408
    Premiums and other ..........................................             492              491           1,000             959
    Investment income ...........................................              78              125             100             262
                                                                   ---------------  --------------- --------------- ---------------
       TOTAL REVENUE ............................................           1,917            1,819           3,728           3,629
                                                                   ---------------  --------------- --------------- ---------------

 EXPENSES
    General expenses ............................................           1,523            1,262           2,919           2,533
    Benefits to policyholders ...................................             260              257             552             509
    Interest expense ............................................              31               33              67              64
    Amortization of intangible assets ...........................              39               39              78              77
                                                                   ---------------  --------------- --------------- ---------------
       TOTAL EXPENSES ...........................................           1,853            1,591           3,616           3,183
                                                                   ---------------  --------------- --------------- ---------------

 INCOME BEFORE INCOME TAX, MINORITY INTEREST AND ACCOUNTING CHANGE             64              228             112             446
    Provision for income tax ....................................              25               89              44             174
                                                                   ---------------  --------------- --------------- ---------------
 INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE ..........              39              139              68             272
    Minority interest - 8.205% trust preferred capital securities             (10)             (10)            (20)            (20)
                                                                   ---------------  --------------- --------------- ---------------
 INCOME BEFORE ACCOUNTING CHANGE ................................              29              129              48             252
    Cumulative effect of change in accounting principle, net of tax             -                -               -              (7)
                                                                   ---------------  --------------- --------------- ---------------
 NET INCOME .....................................................         $    29          $   129         $    48         $   245
                                                                   ===============  =============== =============== ===============
    Preferred stock dividends ...................................               -                -              (1)             (1)
                                                                   ---------------  --------------- --------------- ---------------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS ...................         $    29          $   129         $    47         $   244
                                                                   ===============  =============== =============== ===============

 BASIC NET INCOME PER SHARE:
    Before accounting change ....................................         $  0.11          $  0.50         $  0.18         $  0.97
    Cumulative effect of change in accounting principle .........               -                -               -           (0.03)
                                                                   ---------------  --------------- --------------- ---------------
                Basic net income per share ......................         $  0.11          $  0.50         $  0.18         $  0.94
                                                                   ===============  =============== =============== ===============

 DILUTIVE NET INCOME PER SHARE:
    Before accounting change ....................................         $  0.11          $  0.49         $  0.17         $  0.96
    Cumulative effect of change in accounting principle .........               -                -               -           (0.03)
                                                                   ---------------  --------------- --------------- ---------------
                Dilutive net income per share ...................         $  0.11          $  0.49         $  0.17         $  0.93
                                                                   ===============  =============== =============== ===============

 CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK ..................         $ 0.225          $  0.22         $ 0.445         $  0.43
                                                                   ===============  =============== =============== ===============

 Dilutive average common and common equivalent shares outstanding           270.2            261.7           268.7           261.1
                                                                   ===============  =============== =============== ===============

See the accompanying notes to the condensed consolidated financial statements.

                                                    AON CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                                    SIX MONTHS ENDED
                                                                                             -------------------------------
                                                                                                JUNE 30,         JUNE 30,
 (millions)                                                                                       2001             2000
                                                                                             --------------    -------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................................           $   48           $  245
   Adjustments to reconcile net income to cash provided by operating activities
        Cumulative effect of change in accounting principle, net of tax .................                -                7
        Insurance operating assets and liabilities net of reinsurance ...................              (45)              18
        Amortization of intangible assets ...............................................               78               77
        Depreciation and amortization of property, equipment and software ...............               90               88
        Income taxes ....................................................................              (87)              62
        Special charge and purchase accounting liabilities ..............................              114              (73)
        Valuation changes on investments, income on disposals and impairments ...........               96              (48)
        Other receivables and liabilities - net .........................................                2             (114)
                                                                                             --------------    -------------
            CASH PROVIDED BY OPERATING ACTIVITIES .......................................              296              262
                                                                                             --------------    -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments
        Fixed maturities
            Maturities ..................................................................               58               42
            Calls and prepayments .......................................................               47               80
            Sales .......................................................................              605              170
        Equity securities ...............................................................              158               83
        Other investments ...............................................................               27              183
   Purchase of investments
        Fixed maturities ................................................................             (630)            (245)
        Equity securities ...............................................................             (146)             (41)
        Other investments ...............................................................              (53)            (260)
   Sale / (purchase) of short-term investments - net ....................................             (162)              (2)
   Acquisition of subsidiaries ..........................................................              (70)             (41)
   Property and equipment and other - net ...............................................             (112)             (73)
                                                                                             --------------    -------------
            CASH USED IN INVESTING ACTIVITIES ...........................................             (278)            (104)
                                                                                             --------------    -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Treasury stock transactions - net ...................................................               19              (63)
    Issuance (payments) of short-term borrowings - net ..................................             (105)             101
    Issuance of long-term debt ..........................................................                -              250
    Repayment of long-term debt .........................................................              (33)             (31)
    Interest sensitive, annuity and investment-type contracts
        Deposits ........................................................................                5               35
        Withdrawals .....................................................................             (134)            (239)
    Cash dividends to stockholders ......................................................             (118)            (111)
                                                                                             --------------    -------------
            CASH USED IN FINANCING ACTIVITIES ...........................................             (366)             (58)
                                                                                             --------------    -------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH ................................................               (5)              (7)
                                                                                             --------------    -------------
 INCREASE (DECREASE) IN CASH ............................................................             (353)              93
 CASH AT BEGINNING OF PERIOD ............................................................            1,118              837
                                                                                             --------------    -------------
 CASH AT END OF PERIOD ..................................................................           $  765           $  930
                                                                                             ==============    =============

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

         In September 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 replaces Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 became effective for all transfers of financial assets occurring after March 31, 2001. Implementation of Statement No. 140 did not have a material impact on the consolidated financial statements.

         In June 2001, the FASB approved the issuance of Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 supercedes Accounting Principles Board Opinion No. 17. Under this statement, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, amortization will be discontinued effective as of January 1, 2002. The full impact of applying this statement is yet to be determined. However, reported earnings for Aon are expected to increase by at least $0.36 per share on an annualized basis beginning in 2002.

3.       Spin-Off of Underwriting Business
         ---------------------------------

         On April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its underwriting business to Aon's common stockholders, creating two independent, publicly-traded companies. The spin-off would take the form of a tax-free stock dividend to Aon's common stockholders, pending a favorable Internal Revenue Service (IRS) ruling. The transaction is subject to final Board approval, a favorable IRS ruling, and certain insurance regulatory approvals.



4.       Comprehensive Income
         --------------------

         The components of comprehensive income, net of related tax, for the second quarter and six months ended June 30, 2001 and 2000 are as follows:

                                                        Second Quarter Ended                  Six Months Ended
                                                        --------------------                  ----------------
        (millions)                                June 30, 2001    June 30, 2000       June 30, 2001    June 30, 2000
                                                  -------------    -------------       -------------    -------------

        Net income                                $       29       $     129           $       48        $     245
        Net derivative losses                              -               -                  (12)               -
        Net unrealized investment gains (losses)           3              (8)                  22               (5)
        Net foreign exchange losses                       (3)            (48)                 (46)             (80)
                                                 -------------    -------------        -------------    -------------
        Comprehensive income                      $       29       $      73           $       12        $     160
                                                 =============    =============        =============    =============


         The components of accumulated other comprehensive loss, net of related tax, at June 30, 2001 and December 31, 2000, are as follows:

        (millions)                                            June 30, 2001     December 31, 2000
                                                              -------------     -----------------

        Net derivative gains (losses)                           $       (6)       $          6
        Net unrealized investment losses                               (50)                (72)
        Net foreign exchange losses                                   (313)               (267)
        Net additional minimum pension liability                       (44)                (44)
                                                                -----------       -------------
        Accumulated other comprehensive loss                    $     (413)       $       (377)
                                                                ===========       =============


5.       Business Segments
         -----------------

         Aon classifies its businesses into three operating segments based on the types of services and/or products delivered. There is also a fourth non-operating segment, Corporate and Other. The Insurance Brokerage and Other Services segment consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as managing general underwriting, actuarial, loss control, claims, alternative risk transfer and premium financing services. Certain service businesses related to insurance underwriting operations are also reflected in this segment. The Consulting segment is Aon's human capital consulting organization which utilizes four practice groups: employee benefits, compensation, management consulting and employment practices outsourcing. The Insurance

         Underwriting segment is comprised of accident and health and life coverages and extended warranty and specialty property and casualty insurance products. Corporate and Other segment revenues consist primarily of investment income from equity investments that are assets of the underwriting subsidiaries. Revenues are derived from valuation changes in limited partnerships, investment income from certain other investments (which include non-income producing equities) and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other expenses include general expenses, administrative and certain information technology costs, interest expense and goodwill amortization.

         Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. There are no material inter-segment amounts to be eliminated.

         Selected information reflecting Aon's operating segments follows.

Second Quarter ended June 30:                    Insurance Brokerage                                            Insurance
(millions)                                       and Other Services                 Consulting                 Underwriting
                                                 -------------------                ----------                 ------------
                                                   2001           2000             2001         2000            2001      2000
                                                   ----           ----             ----         ----            ----      ----

Revenue
   United States                              $    602        $    545         $   157     $    109        $   393      $   394
   United Kingdom                                  238             238              37           40             70           81
   Continent of Europe                             161             143              16           14             33           28
   Rest of World                                   153             139              19           17             52           49
------------------------------------------- --------------- -------------- -- ------------ ----------- -- ------------ -----------
Total revenue                                 $  1,154        $  1,065         $   229     $    180        $   548      $   552
------------------------------------------- --------------- -------------- -- ------------ ----------- -- ------------ -----------

Income before income taxes
    excluding special charges                 $    195        $    182         $    30     $     23        $    79      $    79
Special charges                                    117               -               6            -             23            -
------------------------------------------- --------------- -------------- -- ------------ ----------- -- ------------ -----------
Income before income taxes                    $     78        $    182         $    24     $     23        $    56      $    79
------------------------------------------- --------------- -------------- -- ------------ ----------- -- ------------ -----------


Six Months ended June 30:                        Insurance Brokerage                                             Insurance
(millions)                                       and Other Services                 Consulting                 Underwriting
                                                 ------------------                 ----------                 ------------
                                                  2001           2000             2001         2000           2001         2000
                                                  ----           ----             ----         ----           ----         ----

Revenue
   United States                              $   1,143      $   1,069        $   292      $  208          $   799     $    770
   United Kingdom                                   443            442             73          79              150          159
   Continent of Europe                              401            369             38          36               61           54
   Rest of World                                    284            259             38          33              105           99
------------------------------------------- --------------- -------------- -- ------------ ----------- -- ------------ -----------
Total revenue                                 $   2,271      $   2,139        $   441      $  356          $ 1,115     $  1,082
------------------------------------------- --------------- -------------- -- ------------ ----------- -- ------------ -----------

Income before income taxes
    excluding special charges                 $     391      $    362         $    55      $   42          $   147     $    146
Special charges                                     187             -               7           -               24            -
------------------------------------------- --------------- -------------- -- ------------ ----------- -- ------------ -----------
Income before income taxes                    $     204      $    362         $    48      $   42          $   123     $    146
------------------------------------------- --------------- -------------- -- ------------ ----------- -- ------------ -----------

Selected information for Aon's non-operating segment follows:

Corporate and Other                                   Second Quarter ended June 30,      Six Months ended June 30,
                                                      -----------------------------    ----------------------------
(millions)                                                  2001          2000               2001           2000
----------------------------------------------------- ------------- ---------------    --------------- ------------

Corporate and other revenue:
Change in valuation of private limited
    partnership investments                            $    (7)       $     32           $    (63)     $      60
Income from marketable equity securities
     and other investments                                   3               1                  4              4
                                                      ------------- ---------------    --------------- ------------
Corporate and other revenue before loss
     on disposals and related expenses                      (4)             33                (59)            64
Gain (loss) on disposals and related
     expenses*                                             (10)            (11)               (40)           (12)
----------------------------------------------------- ------------- ---------------    --------------- ------------
Corporate and other revenue                            $   (14)       $     22           $    (99)     $      52
----------------------------------------------------- ------------- ---------------    --------------- ------------

Non-operating expenses:
   Amortization of goodwill                            $    29        $     29           $     58      $      56
   Interest expense                                         31              33                 67             64
   General expenses                                         20              16                 39             36
----------------------------------------------------- ------------- ---------------    --------------- ------------
Loss before income taxes                               $   (94)       $    (56)          $   (263)     $    (104)
----------------------------------------------------- ------------- ---------------    --------------- ------------

* Six months 2001 includes impairment write-downs of $29 million.


6.       Capital Stock
         -------------

         During the first six months of 2001, Aon reissued 2,216,600 shares of common stock from treasury for employee benefit plans and 331,500 shares in connection with the employee stock purchase plan. Aon acquired 114,900 shares of its common stock at a total value of $3.9 million during the first half of 2001. There were 1.3 million shares of common stock held in treasury at June 30, 2001.


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


8.       Business Combinations
         ---------------------

         For the second quarter and six months of 2001, Aon made payments of $4 million and $8 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

         In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions.
         These charges primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million, and asset impairments of $37 million. As of December 31, 2000, all termination benefits have been paid. The remaining liability of $70 million is for lease abandonments that will be paid through 2009.

         The following table demonstrates recent activity regarding the lease abandonments and other exit costs associated with the A&A and Bain Hogg acquisitions:

             (millions)                            Lease Abandonments and Other
                                                             Exit Costs
                                                  -----------------------------
             Balance at December 31, 1998                    $    155
             Cash payments in 1999 and 2000                       (77)
             Charge to expense in 1999 and 2000                     6
             Cash payments in 2001                                 (6)
             Foreign currency revaluation                          (8)
                                                           -------------
             Balance at June 30, 2001                        $     70
                                                           =============


         The combination of 1998 acquisitions and the finalization of purchase accounting for the 1997 Jauch & Hubener acquisition resulted in $70 million of purchase accounting liabilities. In 1999, a charge of $120 million was recorded for a plan to restructure Aon's operations as a result of business combination activity. These charges primarily related to termination benefits of $107 million, the related pension expense of $32 million, lease abandonments and other exit costs of $41 million, and asset impairments of $10 million. As of June 30, 2001 these liabilities have been reduced to termination benefits of $3 million and lease abandonments and other costs to exit an activity of $3 million.

         All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the condensed consolidated statements of financial position.


9.       Business Transformation Plan
         ----------------------------

         In fourth quarter 2000, Aon commenced a business transformation plan. This plan has been implemented during the fourth quarter of 2000 and the first half of 2001 and will continue throughout 2001 and 2002. Pretax special charges of $82 million, $72 million and $146 million were recorded in fourth quarter 2000, and the first and second quarters of 2001, respectively, and are recorded in general expenses in the condensed consolidated statements of income. The charge in second quarter 2001 included costs related to termination benefits of $85 million, other costs to exit an activity of $18 million and other charges of $43 million, primarily relating to costs for the abandonment of systems and equipment. For the six months 2001, charges included costs related to termination benefits of $108 million, other costs to exit an activity of $21 million and other charges of $89 million primarily relating to costs for the abandonment of systems and equipment as well as to end Aon's involvement in certain joint ventures and service partner relationships that did not meet profitability hurdles.

         Since the beginning of the plan in the fourth quarter of 2000, nearly 4,000 employees have been notified that their positions have been or will be eliminated. Over half of those have already departed

         Aon. Most of these positions were related to the Insurance Brokerage and Other Services segment in the U.S. and the U.K.

         For the second quarter and first six months of 2001, Aon made payments of $27 million and $49 million, respectively, related to the business transformation plan.

         The following demonstrates the activity related to the liability for termination benefits and other costs to exit an activity for the business transformation plan.

                                                                           Other Costs
                                                        Termination         to Exit an
           (millions)                                      Benefits           Activity          Total
           --------------------------------------------------------------------------------------------

           Expense charged in 2000                       $     54           $      6         $     60
           Cash payments in 2000                              (13)                (3)             (16)
           Expense charged in 2001                            108                 21              129
           Cash payments in 2001                              (37)               (12)             (49)
           --------------------------------------------------------------------------------------------
           Balance at June 30, 2001                      $    112           $     12         $    124
           --------------------------------------------------------------------------------------------

         All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position.



10.      Income Per Share
         ----------------

         Income per share is calculated as follows:

                                                           Second Quarter ended June 30,       Six Months ended June 30,
                                                           -----------------------------       -------------------------
    (millions)                                                 2001              2000              2001         2000
    -------------------------------------------------- --------------      --------------     ------------- -----------

    Net income                                           $      29          $    129           $     48      $    245
    Redeemable preferred stock dividends                         -                 -                  1             1
                                                       --------------      --------------     ------------- -----------
    Net income for dilutive and basic                    $      29          $    129           $     47      $    244
                                                       ==============      ==============     ============= ===========

    Basic shares outstanding                                   268               259                266           259
    Common stock equivalents                                     2                 3                  3             2
                                                       --------------      --------------     ------------- -----------
    Dilutive potential common shares                           270               262                269           261
    -------------------------------------------------- --------------      --------------     ------------- -----------
    Basic net income per share                           $    0.11          $   0.50           $   0.18       $  0.94
    Dilutive net income per share                        $    0.11          $   0.49           $   0.17       $  0.93
    -------------------------------------------------- --------------      --------------     ------------- -----------


11.      Alexander & Alexander Services Inc. (A&A) Discontinued Operations
         -----------------------------------------------------------------

         A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchasers for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of June 30, 2001, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statements of financial position. Such liabilities amounted to $120 million, net of reinsurance recoverables and other assets of $161 million, and would be substantially reduced if a February, 2000 ruling from the Court of Appeal in England favorable to A&A, in respect of which right to appeal has been granted, were upheld in a decision expected in or around 2002.


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

         Except for an action filed to compel Aon to produce documents, which has been settled, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon-related entity is currently a party.

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


13.      Acquisitions
         ------------

         In February 2001, Aon announced that it had entered into a definitive agreement to acquire ASI Solutions Incorporated (ASI), a worldwide provider of human resources administration and compensation consulting services. The transaction involved an exchange of Aon common stock and was completed on May 9, 2001. ASI has been accounted for as a purchase.


         In May 2001, Aon announced that it had entered into a definitive agreement to acquire First Extended, Inc., an administrator of extended contract products. The transaction involved an exchange of approximately 2 million shares of Aon common stock and was completed on July 24, 2001. It will be accounted for as a purchase in accordance with the new authoritative guidance on business combinations and goodwill.



14.      Subsequent Event
         ----------------

         In July 2001, Aon acquired the common stock of two entities controlled by Aon's Chairman and Chief Executive Officer. The acquisition was financed by the issuance of approximately 22 million shares of Aon common stock and has been accounted for as a purchase. The two acquired entities owned, in the aggregate, approximately 22 million shares of Aon common stock, which will be included in Treasury Stock, and had additional net assets totaling $6 million. This transaction did not have a material effect on total assets, liabilities or stockholders' equity.

                                 AON CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       SECOND QUARTER ENDED JUNE 30, 2001


GENERAL
-------

Aon has three operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting. These segments are based on the type of client and the services or products delivered. Aon has a fourth, non-operating segment, Corporate and Other.

References to organic revenue growth exclude the impact of acquisitions, dispositions, transfers, investment income, foreign exchange and other unusual items. Within the Insurance Underwriting segment, written premiums are the basis for the measurement of organic growth. References to income before income tax are before minority interest related to the issuance of 8.205% mandatorily redeemable preferred capital securities and the cumulative effect of a change in accounting principle. For purposes of operating segment discussions, comparisons against 2000 results exclude special charges.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This quarterly report may contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, changes in commercial property and casualty premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, the final form of the business transformation plan, the ultimate cost and timing of the implementation thereof, the actual cost savings and other benefits resulting therefrom, whether the Company ultimately implements the proposed spin-off of its underwriting operations, and the timing and terms associated therewith.

SPIN-OFF OF UNDERWRITING BUSINESS
---------------------------------

As previously disclosed, on April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its underwriting business to Aon's common stockholders, creating two independent, publicly traded companies. The spin-off would take the form of a tax-free stock dividend to Aon's common stockholders. The transaction is subject to final Board approval, a favorable Internal Revenue Service ruling, and certain insurance regulatory approvals.


BUSINESS TRANSFORMATION PLAN
----------------------------

In November 2000, Aon's Board of Directors approved a comprehensive business transformation plan designed to enhance client service, significantly improve the way Aon conducts business and improve profitability primarily through utilization of technology and process redesign.

Implementation of the business transformation plan began in fourth quarter 2000 and will continue throughout 2001 and into 2002. As originally projected, total plan costs, which include transition expenses, are expected to be less than $325 million on a pretax basis. The majority of the plan costs and savings are related to the Insurance Brokerage and Other Services segment, principally in the U.S. and the United Kingdom, where most of Aon's offices and employees are located. Slightly more than half of the total charges involve cash outlays for severance payments related to job eliminations. The net reductions of approximately 3,000 positions are in line with our previous announcements after considering new hires resulting from Aon's evaluation of work processes, changing job functions and service center locations.

In connection with the plan, Aon recorded pretax special charges of $146 million ($89 million after tax or $0.33 per share) during second quarter 2001. For six months, pretax special charges were $218 million ($133 million after tax or $0.49 per share). For the quarter, special charges of $85 million were incurred which related to termination benefits and involved notification to approximately 2,000 employees. Charges of $61 million were incurred for asset impairment, primarily relating to the abandonment of systems and equipment, and other charges. Year-to-date, charges of $108 million were taken which related to termination benefits and involved about 3,200 employees. As part of the business transformation, Aon examined its marginal return non-core business alliances and took a pretax charge of $50 million, of which $38 million was taken in the first quarter, to end Aon's involvement in certain joint ventures and service partner relationships that did not meet profitability hurdles. It also allowed Aon to further reduce headcounts. Charges of $60 million were incurred for asset impairments, primarily relating to the abandonment of systems and equipment, and other charges. Transition costs, primarily related to our core operating businesses, were approximately $2 million in the second quarter and $5 million for the first six months 2001 and consisted of consulting fees and employee benefits. Future transition costs, that are not expected to exceed $25 million in total, are related to the transition phase from previous operating models to reconfigured operating platforms and will impact future periods.

Annualized pretax savings from the plan are estimated to be approximately $150 million to $200 million. The annualized savings are expected to begin at the lower end of the range in fourth quarter 2001, and increase within the range in 2002 as transition costs related to the business transformation plan are eliminated. Savings generated to date in 2001 were offset, in part, by transition costs. As Aon progresses through the next several quarters, more business process change and additional position eliminations will drive cost savings. As expected, temporary revenue growth rate declines occurred related to the transformation and may continue to occur during the implementation of the plan.

CONSOLIDATED RESULTS
--------------------

Total revenue increased $98 million or 5% when compared to second quarter 2000. Excluding the effect of foreign exchange rates, revenues rose 8% over second quarter 2000, attributable to growth in brokerage commissions and fees, which more than offset a decline in investment income. Consolidated revenue for the operating segments grew approximately 8% on an organic basis over last year. For the first six months, revenue rose $99 million or 3% over last year. Excluding the effects of foreign exchange rates, revenues increased 6%. Improvements in brokerage commissions and fees as well as premiums earned were somewhat negated by a decline in investment income.

Brokerage commissions and fees increased $144 million or 12% in second quarter 2001 and $220 million or 9% on a year-to-date basis. This improvement was primarily from organic growth, business combination activity, especially
Actuarial Sciences Associates, Inc. (ASA) which was acquired in the fourth quarter 2000, increased new business and the impact of increased property and casualty premium rates.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other improved $1 million over second quarter 2000, and increased $41 million or 4% in the first six months of 2001, compared with the same period last year. In the second quarter, growth in the accident and health lines was offset by loss of some accounts in the warranty business, a general slowdown of the market and unfavorable foreign exchange rates. The increase in premiums earned for the first six months primarily reflects new business initiatives, continued organic growth and the impact of acquisitions.

Investment income, which includes related expenses and income or loss on disposals and impairments, decreased significantly in both the second quarter and six months 2001 when compared to prior year, primarily reflecting reduced valuations of equity investments in limited partnerships for both the quarter and year-to-date. The six-month comparison is also negatively impacted by the impairment recorded for certain directly owned equity investments in the first quarter 2001. Revenues from private equity investments fluctuate due to the inherent volatility of equity investments. Investment income from insurance brokerage and other services, and consulting operations, primarily relating to fiduciary funds, decreased $7 million and $3 million in second quarter and six months 2001, respectively, compared to similar periods in 2000, primarily as a result of declines in interest rates.

Total expenses increased $262 million or 16% over second quarter 2000 due partially to the inclusion of special charges in 2001. Total expenses, excluding the special charges, rose 7%. General expenses increased $261 million or 21% in the quarter primarily reflecting special charges of $146 million related to the business transformation plan, along with investments in new business initiatives and technology. Interest expense declined $2 million or 6%, driven by lower average debt levels and lower short-term interest rates.

For six months, total expenses increased $433 million or 14% over 2000, driven by the inclusion of special charges this year. Excluding these charges, total expenses rose $215 million or 7%. General expenses grew $386 million or 15%, reflecting special charges of $218 million, along with expenditures for new business initiatives and technology. Benefits to policyholders rose $43 million or 8% as a result of new underwriting initiatives along with an unusual increase in warranty claims during the first quarter 2001 related to an isolated program that will not affect future quarters. Interest expense increased $3 million or 5% compared to prior year attributed to the substitution of short-term debt with long-term debt in second quarter 2000.

For the quarter, income before income tax declined significantly from $228 million in 2000 to $64 million in 2001, due principally to the inclusion of 2001 special charges ($146 million) with no comparable amount in second quarter 2000 as well as non-cash investment results (a negative $36 million change on a period-to-period comparison). Similarly, six month 2001 results declined from 2000 by 75% to $112 million from $446 million due to 2001 special charges of $218 million and a decline in consolidated investment income of $162 million.

As a result of these factors, second quarter 2001 net income declined to $29 million ($0.11 per dilutive share) compared to $129 million ($0.49 per dilutive share) in 2000. Basic net income per share was $0.11 and $0.50 in second quarter 2001 and 2000, respectively. For the first six months 2001 net income declined to $48 million ($0.17 per dilutive share) compared to $245 million ($0.93 per dilutive share) in 2000. In 2000, the company adopted the Securities and Exchange Commission's Staff Accounting Bulletin 101, which resulted in a one-time cumulative non-cash charge of $7 million after-tax ($0.03 per share). Basic net income per share, was $0.18 and $0.94 for the first six months 2001 and 2000, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The effective tax rate was 39% for both second quarter and six months 2001 and 2000, respectively.

OPERATING SEGMENTS
------------------

INSURANCE BROKERAGE AND OTHER SERVICES
--------------------------------------

The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage operations as well as managing underwriting, actuarial, loss control, claims, alternative risk transfer and premium financing services. This segment represented 60% and 61% of Aon's total revenues for the second quarter and first six months of 2001, respectively.

Second quarter 2001 Insurance Brokerage and Other Services revenue was $1.2 billion, up 8% over last year. Excluding foreign exchange, revenues rose 11%. Year-to-date, revenues of $2.3 billion improved 6% over the previous year. The increase in both periods reflects strong organic growth, especially in the claim services, international, wholesale and reinsurance brokerage sectors. Lower investment income, driven by lower interest rates, negatively impacted the quarter and year-to-date comparisons by $7 million and $4 million, respectively.

U.S. revenue of $602 million for the quarter was up 10% from 2000. For the first six months, revenues climbed 7% to $1.1 billion. For both periods, the increase reflects increased new business, growth in U.S. specialty operations, improved pricing and acquisitions, which more than offset the direct and indirect impact of the business transformation plan. As anticipated, new account generation during 2001 grew at a slower rate in certain retail brokerage units as operational changes were implemented to achieve long-term benefits of the plan. Commercial property and casualty premium rate increases were evident for most lines of coverage and client demand for risk retention programs and services has risen along with the upward trend in premium rates. U. K. and Continent of Europe revenues of $399 million for the second quarter and $844 million for the first six months 2001 increased 5% and 4%, respectively, from 2000, primarily due to organic growth and acquisitions. The impact of foreign exchange rates partially offset this revenue growth. Rest of world revenue increased $14 million or 10% over second quarter 2000 and $25 million or 10% over the first six months 2000 reflecting strong organic growth, new business, and to a lesser extent, the impact of acquisitions. In the international retail brokerage operations, premium rate comparisons have improved slightly over last quarter.

Pretax income was $78 million for the second quarter 2001. Excluding this year's special charges, pretax income of $195 million rose 7% over 2000. Pretax margins, excluding the charges, were 16.9% in the quarter compared to 17.1% in 2000. The margin decline was driven by lower interest rates on investment income, along with significant growth in our claims service business, which has lower margins. These items more than offset business transformation savings, which includes a pension curtailment pretax gain of $8 million. Year-to-date, pretax income was $204 million. Excluding special charges, pretax income rose 8% to $391 million. Pretax margins excluding the charges were 17.2% for 2001, versus 16.9% last year. The margin improvement was driven in part from business transformation savings, but was negatively impacted by an increasing percentage of lower margin claims service business and somewhat lower investment income.

CONSULTING
----------

The consulting segment provides a full range of services related to the management of human capital, benefits and business processes. These services are delivered to a predominately corporate clientele utilizing four practice groups: employee benefits, compensation, management consulting and employment practices outsourcing. The acquisition of ASI Solutions Incorporated (ASI) further strengthened Aon's employment practices outsourcing and compensation consulting services. This segment accounted for 12% of Aon's total revenues for both the quarter and first six months of 2001.

Second quarter 2001 revenue increased 27% to $229 million. Excluding the impact of a strong U.S. dollar, revenues grew 30%. For the first six months, revenues of $441 million represent a 24% increase over 2001. Excluding the impact of foreign exchange rates, the growth rate was 27%. For the second quarter 2001, revenue grew 9% on an organic basis. On a global basis, the improvement in revenue for both periods was influenced by acquisition activity, especially the inclusion of ASA acquired in fourth quarter 2000, and to a lesser extent, ASI, acquired in the second quarter 2001, as well as organic growth. Client demand for solutions that enhance workforce productivity continued.

For the quarter, U.S. revenue of $157 million was up 44% from 2000, while year-to-date revenue of $292 represents a 40% increase. In both periods, the improvement reflects the acquisition of ASA and strong fundamental operating performance, particularly in the employee benefits area. U.K. revenue declined from 2000 by 7% and 8% for the second quarter and six months, respectively, reflecting the sale of the financial planning consulting business last year, along with unfavorable foreign exchange rates. Continent of Europe revenue rose $2 million for the quarter and $2 million for six months compared to 2000.

Pretax income was $24 million for the quarter. Excluding this year's special charges, pretax income improved 30% to $30 million. Year-to-date, pretax income was $48 million. Excluding special charges, pretax income of $55 million was 31% better than 2000. Pretax margins in this segment were 13.1% in the quarter before special charges compared to 12.8% in 2000. For six months, pretax margins before special charges rose from 11.8% in 2000 to 12.5% in 2001. Revenue growth outpaced higher staffing costs, driven by the inclusion of the ASA and ASI acquisitions, as well as expenses due to the growth of the business and higher technology costs.

INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment provides accident and health and life insurance coverage through distribution networks, most of which are directly owned by Aon's subsidiaries, and extended warranty and property and casualty insurance products. This segment represented 29% and 30% of Aon's total revenues for the second quarter and first six months of 2001, respectively.

Revenue was $548 million in second quarter 2001, down 1% from 2000. Excluding the impact of foreign exchange, revenue growth was 2%. Year-to-date, revenues of $1.1 billion in 2001 were a 3% increase over 2000. Excluding the impact of exchange rates, revenues rose 6%. For both periods, improvement over last year was driven by the development of new product initiatives and higher volume of business in accident and health products, which continued to expand distribution through worksite marketing programs. This growth more than offset the loss of certain accounts in the electronics and special warranty businesses, declines in other policyholder liabilities and the slowing general economy.

U.S. revenue declined $1 million in the second quarter 2001 to $393 million as growth in revenues for accident and health products, due in part to acquired business, as well as new product initiatives, were offset by declines in the mechanical and electronic warranty products along with declines in other policyholder liabilities. For six months 2001, revenues rose 4% from 2000 to $799 million, reflecting higher revenues for accident and health products, due in part to acquired business, as well as new product initiatives, which more than offset a decline in mechanical warranty products. United Kingdom and Continent of Europe revenue of $103 million fell 6% during the quarter, while year-to-date, revenues fell 1% to $211 million. Unfavorable foreign exchange rates and the slowdown of business in the warranty area offset organic growth in the accident and health sector. Rest of world revenue was $52 million and $105 million for the second quarter and first six months 2001, up 6% over both the second quarter and year-to-date periods in 2000, driven principally by growth in Latin America.

Pretax income was $56 million for the quarter. Excluding this year's special charges, pretax income was flat to last year at $79 million. Year-to-date, pretax income was $123 million. Excluding special charges, pretax income of $147 million was 1% better than 2000. Pretax margins in this segment were 14.4% in the quarter before special charges compared to 14.3% in 2000. For six months, pretax margins before special charges fell from 13.5% in 2000 to 13.2% in 2001. For both periods in 2001, new underwriting initiatives drove premium growth but also resulted in increased benefits to policyholders. For the year-to-date comparison, an unusual increase in warranty claims occurred during the first quarter 2001 related to an isolated program that will not affect future quarters.


NON-OPERATING SEGMENT
---------------------

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including income or loss on disposals, along with impairment losses) which is not otherwise reflected in the results of the operating segments. Invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the underwriting businesses and related income, are allocated to the Corporate and Other segment. Corporate and Other expenses include general expenses, administrative and certain information technology costs, interest expense and goodwill amortization.

Corporate and Other revenue for the second quarter 2001 was a negative $14 million, versus positive revenue of $22 million in the second quarter 2000. For six months 2001, revenue was a negative $99 million, versus positive revenue of $52 million last year. The falloff in revenue in both periods primarily reflects reduced valuations for equity investments in limited partnerships. The year-to-date comparison is also affected by the write-down of certain directly owned equity investments in the first quarter 2001. Revenues from private equity investments fluctuate due to the inherent volatility of equity investments. Limited partnership investments require longer time horizons to generate income.

Corporate and Other expenses for the quarter were $80 million, up $2 million from the same period last year. Expenses in this segment are composed of goodwill amortization, interest expense and general expenses. Interest expense fell $2 million or 6% compared to prior year, reflecting lower interest rates as well as lower debt levels. General expenses rose $4 million or 25% due to higher occupancy costs, professional fees and human resource initiatives. For the first six months of 2001, expenses were $164 million, an increase of $8 million from the comparable period in 2000. Goodwill amortization rose $2 million as a result of new acquisitions. Interest expense increased $3 million compared to prior year, reflecting an extension of debt duration in second quarter 2000, while general expenses rose $3 million, resulting from higher occupancy costs, professional fees and human resource initiatives.

The revenue and expense comparisons discussed above contributed to the overall Corporate and Other pretax loss of $94 million in the quarter versus a loss of $56 million last year. The year-to-date loss of $263 million was $159 million worse than 2000.

                        CASH FLOW AND FINANCIAL POSITION
                          AT THE END OF FIRST HALF 2001

Cash flows from operating activities represent the net income earned by Aon in the reported periods adjusted for non-cash charges as well as changes in assets and liabilities. Cash flows provided by operating activities for the first six months 2001 were $296 million, a $34 million increase over the same period in 2000. The increase represents, in part, the net cash flow impact of special charges and purchase accounting liabilities which was less than last year. First half 2001 reflects after-tax special charges of $133 million, adjusted for actual cash expended. First half 2000 reflects only actual payments on special charge and purchase accounting liabilities previously established. Other receivables and liabilities improved due to the timing of sold receivables at our premium financing group. This was partially offset by the timing of income tax payments and refunds. The non-cash effect of lower valuations on the company's limited partnership portfolio, coupled with impairments on investments and loss on disposals, was offset partially by lower net income.

Investing activities used cash of $278 million. Cash of $66 million was provided during first half 2001 from the net sale of investments. This was offset by the net purchase of short-term investments of $162 million. Cash used for acquisition activity during the first six months 2001 was $70 million, reflecting both brokerage and consulting acquisitions.

Cash of $366 million was used during the first six months 2001 for financing activities, which was $308 million more than was utilized in 2000. The higher usage of cash from last year is primarily due a reduction of short-term borrowings in 2001 versus increasing short-term debt during last year's first half. In addition, $250 million of long-term debt was issued in the second quarter 2000. Cash was used to pay dividends of $117 million on common stock and $1 million on redeemable preferred stock during first half 2001.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon's liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issues and capital securities. The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for business reinvestment, acquisition financing and payments of special charge and purchase accounting liabilities. Aon anticipates continuation of the company's positive cash flow, the ability of the parent company to access adequate short-term lines of credit, and sufficient cash flow.

Due to the contractual nature of its insurance policyholder liabilities, which are primarily intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.2 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95%) and has a fair value, which is 98.2% of amortized cost at June 30, 2001.

Total assets increased $215 million to $22.5 billion since year-end 2000. Invested assets at June 30, 2001 decreased $55 million from year-end levels as higher levels of short-term investments and equity securities were offset by lower fixed maturity investments as well as lower valuations and impairment charges in other investments. The amortized cost and fair value of less than investment grade fixed maturity investments at June 30, 2001 were $129 million and $116 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at June 30, 2001 was $63 million, or 1.1% of total invested assets.

Short-term borrowings decreased at the end of second quarter 2001 by $105 million when compared to year-end 2000. Notes payable decreased at the end of second quarter 2001 by $52 million when compared to year-end 2000 , reflecting repayment of foreign debt.

Stockholders' equity increased $82 million in first half 2001, reflecting an increase in paid-in additional capital of $93 million, as a result of shares issued for the ASI acquisition. In addition, equity rose because of a net decrease in treasury stock of $76 million, reflecting shares issued, and net income of $48 million. Partially offsetting this increase were net foreign exchange losses of $46 million and dividends paid to stockholders of $118 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions.

Stockholders' equity per share of $13.02 was unchanged from December 31, 2000. The higher equity balance was offset by the increase in the number of shares outstanding.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at June 30, 2001, and for the six months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 2001, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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




                                                 ERNST & YOUNG LLP

Chicago, Illinois
August 9, 2001

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to an Agreement and Plan of Merger dated July 16, 2001 (the "Merger Agreement") among Aon, Holdco #1, Inc., a Delaware corporation and wholly owned subsidiary of Aon ("Holdco #1"), Holdco #2, Inc., a Delaware corporation and wholly owned subsidiary of Aon ("Holdco #2"), Ryan Holding Corporation of
Illinois, a Delaware corporation ("RHC"), Ryan Enterprises Corporation of Illinois, a Delaware corporation ("REC"), Patrick G. Ryan, Shirley W. Ryan and the stockholders of RHC and REC, who consisted solely of members of the Ryan family or trusts controlled by members of the Ryan family, (1) Holdco #1 merged with and into RHC (the "RHC Merger") with the result that the surviving corporation became a wholly owned subsidiary of Aon and the stock of RHC outstanding immediately prior to the RHC Merger was converted into an aggregate 13,992,089 shares of Aon Common Stock, and (2) Holdco #2 merged with and into REC (the "REC Merger" and together with the RHC Merger, the "Mergers") with the result that the surviving corporation became a wholly owned subsidiary of Aon and the outstanding stock of REC outstanding immediately prior to the REC Merger was converted into an aggregate 8,372,348 shares of Aon Common Stock. At the time of the RHC Merger and the REC Merger, the sole assets of RHC and REC consisted of an aggregate of 22,364,437 shares of Aon Common Stock and cash aggregating $6 million more than the balance sheet liabilities of RHC and REC, which consisted solely of bank indebtedness. The number of shares beneficially owned by the Ryan family after the Mergers is the same as the number beneficially owned by them prior to such Mergers.

The Mergers did not involve any underwriters, underwriting discounts or commissions, or any public offering, and Aon believes that each transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof regarding transactions not involving a public offering and Rule 506 of Regulation D promulgated thereunder. The recipients of securities in the Mergers represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution therefor, such securities were restricted as to transfers and appropriate legends were affixed to the share certificates issued for the Mergers.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - The  exhibits  filed with this report are listed on
                  --------
                  the attached Exhibit Index.

         (b)      Reports on Form 8-K - The Registrant  filed one current report
                  -------------------
                  on Form 8-K dated April 20, 2001 for the quarter ended June 30, 2001, announcing that the company's Board of Directors had approved, in principle, a plan to spin off its underwriting business to its common shareholders. The following exhibit was included in the report: Exhibit 99 - Press Release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Aon Corporation
                                 (Registrant)

August 14, 2001                  /s/ Harvey N. Medvin
                                 --------------------
                                 HARVEY N. MEDVIN
                                 EXECUTIVE VICE PRESIDENT AND
                                 CHIEF FINANCIAL OFFICER
                                 (Principal Financial and Accounting Officer and
                                  authorized signatory on behalf of Registrant)

AON CORPORATION
---------------

Exhibit Number
In Regulation S-K


Item 601 Exhibit Table
----------------------

(10.1) Agreement and Plan of Merger, dated July 16, 2001 among Aon Corporation, Ryan Holding Corporation of Illinois, Ryan Enterprises Corporation of Illinois, Holdco #1, Inc., Holdco #2, Inc., Patrick G. Ryan, Shirley W. Ryan and the stockholders of Ryan Holding Corporation of Illinois and of Ryan Enterprises Corporation of Illinois set forth on the signature pages thereto.

(10.2) Stock Restriction Agreement dated July 16, 2001 among Aon Corporation, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000.

(10.3) Escrow Agreement dated July 16, 2001 among Aon Corporation, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as escrow agent.


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

         (b)      Statement regarding  Computation   of  Ratio  of  Earnings  to
                  Combined Fixed Charges and Preferred Stock Dividends.


(15) Letter re: Unaudited Interim Financial Information

                                                                                                                   EXHIBIT 12(a)

                                            AON CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                              COMBINED WITH UNCONSOLIDATED SUBSIDIARIES
                                          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                  SIX MONTHS ENDED
                                                     JUNE 30,                      YEARS ENDED DECEMBER 31,
                                               --------------------- --------------------------------------------------------
 (millions except ratios)                        2001        2000       2000       1999        1998       1997        1996
                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------

 Income from continuing operations
    before provision for income taxes
    and minority interest (1)                     $ 112       $ 446    $   854      $ 635     $   931      $ 542       $ 446

 ADD BACK FIXED CHARGES:

    Interest on indebtedness                         67          64        140        105          87         70          45

    Interest on ESOP                                  -           -          -          1           2          3           4

    Portion of rents representative of
      interest factor                                27          25         54         49          51         44          29

                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------
         INCOME AS ADJUSTED                       $ 206       $ 535    $ 1,048      $ 790     $ 1,071      $ 659       $ 524
                                               =========  ========== ==========  =========  ==========  =========  ==========


 FIXED CHARGES:

    Interest on indebtedness                      $  67       $  64    $   140      $ 105     $    87      $  70       $  45

    Interest on ESOP                                  -           -          -          1           2          3           4

    Portion of rents representative of
       interest factor                               27          25         54         49          51         44          29

                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------
         TOTAL FIXED CHARGES                      $  94       $  89    $   194      $ 155     $   140      $ 117       $  78
                                               =========  ========== ==========  =========  ==========  =========  ==========

 RATIO OF EARNINGS TO FIXED CHARGES                 2.2         6.0        5.4        5.1         7.6        5.6         6.7
                                               =========  ========== ==========  =========  ==========  =========  ==========


(1) Income from continuing operations before provision for income taxes and minority interest includes special charges of $218 million for the six months ended June 30, 2001 and $82 million, $313 million, $172 million and $90 million for the years ended December 31, 2000, 1999, 1997 and 1996, respectively.

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


                                                   SIX MONTHS ENDED
                                                       JUNE 30,                       YEARS ENDED DECEMBER 31,
                                                ---------------------- ----------------------------------------------------------
 (millions except ratios)                          2001        2000       2000        1999        1998        1997       1996
                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------

 Income from continuing operations
    before provision for income taxes
    and minority interest (1)                       $ 112       $ 446     $   854      $ 635     $   931       $ 542       $ 446

 ADD BACK FIXED CHARGES:

    Interest on indebtedness                           67          64         140        105          87          70          45

    Interest on ESOP                                    -           -           -          1           2           3           4

    Portion of rents representative of
      interest factor                                  27          25          54         49          51          44          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         INCOME AS ADJUSTED                         $ 206       $ 535     $ 1,048      $ 790     $ 1,071       $ 659       $ 524
                                                ==========  ========== =========== ==========  ==========  ========== ===========


 FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:

    Interest on indebtedness                        $  67       $  64     $   140      $ 105     $    87       $  70       $  45

    Preferred stock dividends                          35          35          70         70          70          82          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         INTEREST AND DIVIDENDS                       102          99         210        175         157         152          74

    Interest on ESOP                                    -           -           -          1           2           3           4

    Portion of rents representative of
       interest factor                                 27          25          54         49          51          44          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         TOTAL FIXED CHARGES AND PREFERRED
             STOCK DIVIDENDS                        $ 129       $ 124     $   264      $ 225     $   210       $ 199       $ 107
                                                ==========  ========== =========== ==========  ==========  ========== ===========

 RATIO OF EARNINGS TO COMBINED FIXED
   CHARGES AND PREFERRED STOCK DIVIDENDS (2)          1.6         4.3         4.0        3.5         5.1         3.3         4.9
                                                ==========  ========== =========== ==========  ==========  ========== ===========

(1) Income from continuing operations before provision for income taxes and minority interest includes special charges of $218 million for the six months ended June 30, 2001 and $82 million, $313 million, $172 million and $90 million for the years ended December 31, 2000, 1999, 1997 and 1996, respectively.

(2) Included in total fixed charges and preferred stock dividends are $33 million for the six months ended June 30, 2001 and 2000, $66 million for the years ended December 31, 2000, 1999 and 1998, and $64 million for the year ended December 31, 1997, of pretax distributions on the 8.205% mandatorily redeemable preferred capital securities which are classified as "minority interest" on the condensed consolidated statements of income.

                                                                      Exhibit 15


Board of Directors and Stockholders
Aon Corporation


We are aware of the incorporation by reference in the Registration Statements of Aon Corporation ("Aon") described in the following table of our report dated August 9, 2001 relating to the unaudited condensed consolidated interim financial statements of Aon Corporation that are included in its Form 10-Q for the quarter ended June 30, 2001:

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
                                          stock option plan
         S-4          333-21237         Offer to exchange  Capital Securities of
                                          Aon Capital A
         S-3          333-50607         Pertaining  to   the   registration   of
                                          369,000 shares of common stock
         S-8          333-55773         Pertaining  to Aon's  stock  award plan,
                                          stock  option  plan and  employee
                                          stock purchase plan
         S-3          333-78723         Pertaining to the  registration  of debt
                                           securities,   preferred   stock   and
                                           common stock
         S-3          333-49300         Pertaining   to   the   registration  of
                                           3,864,824 shares of common stock
         S-4          333-57706         Pertaining to the  registration of up to
                                           3,852,184 shares of common stock
         S-3          333-65624         Pertaining  to   the   registration   of
                                           2,000,000 shares of common stock

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                                 ERNST & YOUNG LLP



Chicago, Illinois
August 9, 2001