Form 10-Q
period 2001-09-30
AON CORP
filed 2001-11-14
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

             (312) 381-1000
             --------------
     (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              -    -

Number of shares of common stock outstanding:

                                                    No. Outstanding
                Class                                as of 9-30-01
                -----                                -------------

        $1.00 par value Common                        269,217,702

                                     PART 1
                              Financial Information
                                 Aon CORPORATION
             Condensed Consolidated Statements of Financial Position




 (millions)                                                      AS OF            AS OF
                                                            SEPT. 30, 2001    DEC. 31, 2000
                                                            --------------------------------
 ASSETS                                                         (Unaudited)

 Investments

   Fixed maturities at fair value                                 $  2,336         $  2,337

   Equity securities at fair value                                     416              492

   Short-term investments                                            2,899            2,325

   Other investments                                                   736              865

                                                            ---------------  ---------------
       TOTAL INVESTMENTS                                             6,387            6,019


 CASH                                                                  498            1,118


 RECEIVABLES

   Insurance brokerage and consulting
        services                                                     7,143            6,952

   Premiums and other                                                1,210            1,278

                                                            ---------------  ---------------
       TOTAL RECEIVABLES                                             8,353            8,230


 EXCESS OF COST OVER NET ASSETS PURCHASED                            3,626            3,427


 OTHER INTANGIBLE ASSETS                                               469              489


 OTHER ASSETS                                                        3,512            2,968

                                                            ---------------  ---------------
       TOTAL ASSETS                                               $ 22,845         $ 22,251
                                                            ===============  ===============


                                                                 AS OF            AS OF
                                                            SEPT. 30, 2001    DEC. 31, 2000
                                                            --------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                           (Unaudited)

 INSURANCE PREMIUMS PAYABLE                                       $  8,722         $  8,212

 POLICY LIABILITIES
   Future policy benefits                                            1,088            1,054
   Policy and contract claims                                        1,078              801
   Unearned and advance premiums                                     2,041            1,935
   Other policyholder funds                                            827            1,069
                                                            ---------------  ---------------
       TOTAL POLICY LIABILITIES                                      5,034            4,859

 GENERAL LIABILITIES
   General expenses                                                  1,685            1,619
   Short-term borrowings                                               193              309
   Notes payable                                                     1,660            1,798
   Other liabilities                                                 1,075            1,216
                                                            ---------------  ---------------
       TOTAL LIABILITIES                                            18,369           18,013


 COMMITMENTS AND CONTINGENT LIABILITIES

 REDEEMABLE PREFERRED STOCK                                             50               50

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY THE COMPANY'S JUNIOR
   SUBORDINATED DEBENTURES                                             800              800


 STOCKHOLDERS' EQUITY
   Common stock - $1 par value                                         292              264
   Paid-in additional capital                                        1,650              706
   Accumulated other comprehensive loss                               (377)            (377)
   Retained earnings                                                 3,060            3,127
   Less - Treasury stock at cost                                      (807)            (118)
          Deferred compensation                                       (192)            (214)
                                                            ---------------  ---------------
       TOTAL STOCKHOLDERS' EQUITY                                    3,626            3,388

                                                            ---------------  ---------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 22,845         $ 22,251
                                                            ===============  ===============

See the accompanying notes to the condensed consolidated financial statements.

                                                            AON CORPORATION
                                               Condensed Consolidated Statements of Income
                                                             (Unaudited)

                                                                         THIRD QUARTER ENDED              NINE MONTHS ENDED
                                                                     ----------------------------    ---------------------------
 (millions except per share data)                                      SEPT. 30,      SEPT. 30,        SEPT. 30,      SEPT. 30,
                                                                          2001           2000             2001           2000
                                                                     -------------  -------------    ------------- -------------
 REVENUE
    Brokerage commissions and fees .................................      $ 1,297        $ 1,176          $ 3,925       $ 3,584
    Premiums and other .............................................          510            476            1,510         1,435
    Investment income ..............................................          105            133              205           395
                                                                     -------------  -------------    ------------- -------------
       TOTAL REVENUE ...............................................        1,912          1,785            5,640         5,414
                                                                     -------------  -------------    ------------- -------------

 EXPENSES
    General expenses ...............................................        1,384          1,208            4,303         3,741
    Benefits to policyholders ......................................          271            257              823           766
    Interest expense ...............................................           31             38               98           102
    Amortization of intangible assets ..............................           40             38              118           115
    Unusual expenses - World Trade Center (see note 2) ..............           53              -               53             -
                                                                     -------------  -------------    ------------- -------------
       TOTAL EXPENSES. .............................................        1,779          1,541            5,395         4,724
                                                                     -------------  -------------    ------------- -------------

 INCOME BEFORE INCOME TAX, MINORITY INTEREST AND ACCOUNTING CHANGE .          133            244              245           690
    Provision for income tax .......................................           51             95               95           269
                                                                     -------------  -------------    ------------- -------------
 INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE .............           82            149              150           421
    Minority interest - 8.205% trust preferred capital securities ..          (10)           (10)             (30)          (30)
                                                                     -------------  -------------    ------------- -------------
 INCOME BEFORE ACCOUNTING CHANGE ...................................           72            139              120           391
    Cumulative effect of change in accounting principle, net of tax             -              -                -            (7)
                                                                     -------------  -------------    ------------- -------------
 NET INCOME ........................................................      $    72        $   139          $   120       $   384
                                                                     =============  =============    ============= =============
    Preferred stock dividends ......................................           (1)            (1)              (2)           (2)
                                                                     -------------  -------------    ------------- -------------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS ......................      $    71        $   138          $   118       $   382
                                                                     =============  =============    ============= =============

 BASIC NET INCOME PER SHARE:
    Before accounting change .......................................      $  0.26        $  0.53          $  0.44       $  1.50
    Cumulative effect of change in accounting principle ............            -              -                -         (0.03)
                                                                     -------------  -------------    ------------- -------------
                Basic net income per share .........................      $  0.26        $  0.53          $  0.44       $  1.47
                                                                     =============  =============    ============= =============

 DILUTIVE NET INCOME PER SHARE:
    Before accounting change .......................................      $  0.26        $  0.53          $  0.44       $  1.49
    Cumulative effect of change in accounting principle ............            -              -                -         (0.03)
                                                                     -------------  -------------    ------------- -------------
                Dilutive net income per share ......................      $  0.26        $  0.53          $  0.44       $  1.46
                                                                     =============  =============    ============= =============

 CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK .....................      $ 0.225        $  0.22          $  0.67       $  0.65
                                                                     =============  =============    ============= =============

 Dilutive average common and common equivalent shares outstanding ..        275.4          262.8            271.0         261.7
                                                                     =============  =============    ============= =============

See the accompanying notes to the condensed consolidated financial statements.

                                                                AON CORPORATION
                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                     --------------------------------------
                                                                                         SEPT. 30,            SEPT. 30,
 (millions)                                                                                2001                 2000
                                                                                     -----------------    -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................            $ 120                $ 384
   Adjustments to reconcile net income to cash provided by operating activities
        Cumulative effect of change in accounting principle, net of tax ............                -                    7
        Insurance operating assets and liabilities net of reinsurance ..............               90                   32
        Amortization of intangible assets ..........................................              118                  115
        Depreciation and amortization of property, equipment and software ..........              134                  131
        Income taxes ...............................................................              (93)                 125
        Special charge and purchase accounting liabilities .........................               86                  (90)
        Valuation changes on investments, income on disposals and impairments ......              101                  (72)
        Other receivables and liabilities - net ....................................              122                  (98)
                                                                                     -----------------    -----------------
            CASH PROVIDED BY OPERATING ACTIVITIES ..................................              678                  534
                                                                                     -----------------    -----------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments
        Fixed maturities
            Maturities .............................................................               93                   86
            Calls and prepayments ..................................................               73                  106
            Sales ..................................................................              712                  218
        Equity securities ..........................................................              257                  173
        Other investments ..........................................................               93                  253
   Purchase of investments
        Fixed maturities ...........................................................             (817)                (298)
        Equity securities ..........................................................             (178)                (130)
        Other investments ..........................................................              (58)                (433)
   Purchase of short-term investments - net ........................................             (558)                (156)
   Acquisition of subsidiaries .....................................................             (101)                 (60)
   Property and equipment and other - net ..........................................             (166)                (104)
                                                                                     -----------------    -----------------
            CASH USED IN INVESTING ACTIVITIES ......................................             (650)                (345)
                                                                                     -----------------    -----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Treasury stock transactions - net ..............................................               30                  (61)
    Issuance (payments) of short-term borrowings - net .............................             (116)                 178
    Issuance of long-term debt .....................................................                -                  250
    Repayment of long-term debt ....................................................             (136)                 (26)
    Interest sensitive, annuity and investment-type contracts
        Deposits ...................................................................               20                   65
        Withdrawals ................................................................             (265)                (275)
    Cash dividends to stockholders .................................................             (179)                (168)
                                                                                     -----------------    -----------------
            CASH USED IN FINANCING ACTIVITIES ......................................             (646)                 (37)
                                                                                     -----------------    -----------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH ...........................................               (2)                  (9)
                                                                                     -----------------    -----------------
 INCREASE (DECREASE) IN CASH .......................................................             (620)                 143
 CASH AT BEGINNING OF PERIOD .......................................................            1,118                  837
                                                                                     -----------------    -----------------
 CASH AT END OF PERIOD .............................................................            $ 498                $ 980
                                                                                     =================    =================


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


2.       Impact of September 11, 2001 / World Trade Center
         -------------------------------------------------

         On September 11, 2001, the World Trade Center was destroyed. Aon occupied space on several floors of one of the towers, where employees from insurance brokerage, human resource consulting, claims servicing, other specialty operations, and accident, health and life insurance underwriting worked and where one of our new client service business units was located. Most regrettably, 176 of the employees are missing and presumed dead or have been confirmed as deceased. All of Aon's normal processing systems are up and running.

         Aon has incurred through September 30, 2001, $251 million of expenses (before insurance recoveries) related to this event. These costs include $192 million as a result of our Combined Insurance Company subsidiaries directly underwriting the life insurance coverage for the benefit of missing employees, and is partially offset by reinsurance receivables of $147 million. As to approximately $90 million of reinsurance receivables under a Business Travel and Accident policy issued by Combined Insurance Company of America to cover Aon's employees, reinsurers have declined liability via a letter dated November 12, 2001, to Combined. Legal actions have been taken by both parties. Other costs incurred were $29 million of depreciable assets at book value destroyed and $30 million for salaries and benefits for missing employees and other costs. Offsetting these expenses are estimated insurance recoveries of $51 million. Further costs and insurance recoveries including estimated proceeds from our business interruption policies, are expected to occur over the next few quarters. In the third quarter 2001, Aon has recorded a pretax charge of $53 million ($32 million after-tax or $0.12 per diluted share), which is net of estimated insurance recoveries of $198 million.


3.       Accounting and Disclosure Changes
         ---------------------------------

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

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 supercedes Accounting Principles Board (APB) Opinion No. 16, and amends or supercedes a number of interpretations of APB No. 16. Certain purchase accounting guidance in APB No. 16, as well as certain of its amendments and interpretations, have been carried forward. The statement eliminates the pooling of interests method of accounting for business combinations. It also changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Statement No. 142 supercedes APB No. 17. Under this statement, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill acquired prior to July 1, 2001, amortization will be discontinued effective as of January 1, 2002. The full impact of applying these statements is yet to be determined. However, reported earnings for Aon are expected to increase by approximately $120 million pre-tax on an annualized basis beginning in 2002.

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. Statement No. 144 is effective January 1, 2002. Aon has not yet determined the effect, if any, this statement will have on the consolidated financial statements.


4.       Spin-Off of Underwriting Business
         ---------------------------------

         On April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its current underwriting business to Aon's common stockholders, creating two independent, publicly-traded companies. The spin-off would take the form of a tax-free stock dividend to Aon's common stockholders, pending a favorable Internal Revenue Service (IRS) ruling. The transaction is subject to final Board approval, a favorable IRS ruling, and certain insurance regulatory approvals. The spin-off company will be named Combined Specialty Corporation (CSC). The spin-off is currently expected to be completed by Spring 2002. In October 2001, Aon announced that it will be expanding its insurance underwriting business to include direct property and casualty insurance and reinsurance through its planned spin-off of CSC.


5.       Comprehensive Income
         --------------------

         The components of comprehensive income, net of related tax, for the third quarter and nine months ended September 30, 2001 and 2000 are as follows:

                                                             Third Quarter Ended                          Nine Months Ended
                                                             -------------------                          -----------------
        (millions)                                      Sept. 30, 2001     Sept. 30, 2000          Sept. 30, 2001     Sept. 30, 2000
                                                        --------------     --------------          --------------     --------------

        Net income                                        $       72          $     139               $      120         $    384

        Net derivative gains (losses)                              7                  -                       (5)               -

        Net unrealized investment gains                           13                 16                       35               11

        Net foreign exchange gains
           (losses)                                               16                (31)                     (30)            (111)

                                                        --------------     --------------          --------------     --------------
        Comprehensive income                              $      108          $     124               $      120         $    284
                                                        ==============     ==============          ==============     ==============


         The components of accumulated other comprehensive loss, net of related tax, at September 30, 2001 and December 31, 2000, are as follows:

        (millions)                                                      September 30, 2001           December 31, 2000
                                                                        ------------------           -----------------

        Net derivative gains                                                $        1                  $        6
        Net unrealized investment losses                                           (37)                        (72)
        Net foreign exchange losses                                               (297)                       (267)
        Net additional minimum pension liability                                   (44)                        (44)
                                                                            -----------                 -----------
        Accumulated other comprehensive loss                                $      (377)                $     (377)
                                                                            ============                ===========

6.       Business Segments
         -----------------

         Aon classifies its businesses into three operating segments based on the types of services and/or products delivered. There is also a fourth non-operating segment, Corporate and Other. The Insurance Brokerage and Other Services segment consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as managing general underwriting, actuarial, loss control, claims, alternative risk transfer and premium financing services. Certain service businesses related to insurance underwriting operations are also reflected in this segment. The Consulting segment is Aon's human capital consulting organization which utilizes four practice groups: employee benefits, compensation, management consulting and employment practices outsourcing. The Insurance Underwriting segment is comprised of accident, health and life coverages, and extended warranty and specialty property and casualty insurance products. Corporate and Other segment revenues consist primarily of investment income from equity investments that are assets primarily of the underwriting subsidiaries. Revenues are derived from valuation changes in limited partnerships, investment income from certain other investments (which include non-income producing equities) and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other expenses include general expenses, administrative and certain information technology costs, interest expense and goodwill amortization.

         Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. There are no material inter-segment amounts to be eliminated.

         Selected information reflecting Aon's operating segments follows.

  Third Quarter ended Sept.30:                  Insurance Brokerage                                               Insurance
  (millions)                                     and Other Services                 Consulting                  Underwriting
                                                 ------------------                 ----------                  ------------
                                                  2001          2000            2001         2000             2001         2000
                                                  ----          ----            ----         ----             ----         ----
  Revenue
     United States                              $   597       $   549          $ 161         $ 118           $ 409        $  384
     United Kingdom                                 227           231             37            35              75            74
     Continent of Europe                            149           134             15            13              30            25
     Rest of World                                  139           128             19            16              51            53
  ---------------------------------------------------------------------------------------------------------------------------------
  Total revenue                                 $ 1,112       $ 1,042          $ 232         $ 182           $ 565        $  536
  ---------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes
     excluding unusual charges                  $   153       $   183          $  29         $  26           $  80        $    81
  Unusual charges - World Trade
      Center                                          8             -              -             -              45              -
  ---------------------------------------------------------------------------------------------------------------------------------
  Income before income taxes                    $   145       $   183          $  29         $  26           $  35        $    81
  ---------------------------------------------------------------------------------------------------------------------------------


Nine Months ended Sept. 30:                      Insurance Brokerage                                             Insurance
(millions)                                       and Other Services                 Consulting                 Underwriting
                                                 ------------------                 ----------                 ------------
                                                 2001           2000             2001         2000           2001         2000
                                                 ----           ----             ----         ----           ----         ----
Revenue
   United States                               $ 1,740        $  1,618         $  453       $  326          $ 1,208      $ 1,154
   United Kingdom                                  670             673            110          114              225          233
   Continent of Europe                             550             503             53           49               91           79
   Rest of World                                   423             387             57           49              156          152
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                  $ 3,383        $  3,181         $  673       $  538          $ 1,680      $ 1,618
----------------------------------------------------------------------------------------------------------------------------------
Income before taxes excluding
   unusual and special charges                 $   544        $    545         $   84       $   68          $   227      $   227
Unusual charges - World Trade
    Center                                           8               -              -            -               45            -
Special charges                                    187               -              7            -               24            -
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     $   349        $    545         $   77       $   68          $   158      $   227
----------------------------------------------------------------------------------------------------------------------------------

Selected information for Aon's non-operating segment follows:

Corporate and Other                                      Third Quarter ended Sept. 30,            Nine Months ended Sept. 30,
                                                      -------------------------------------    -----------------------------------
(millions)                                                  2001               2000                 2001              2000
----------------------------------------------------------------------------------------------------------------------------------

Corporate and other revenue:
Change in valuation on private limited
    partnership investments                             $        7         $      15            $    (56)         $       75
Income from marketable equity securities
     and other investments                                       2                 2                   6                   6
                                                      ------------------ ------------------    ---------------- ------------------
Corporate and other revenue before gain
    (loss ) on disposals and related expenses                    9                17                 (50)                 81
Gain (loss) on disposals and related
     expenses*                                                  (6)                8                 (46)                 (4)
----------------------------------------------------------------------------------------------------------------------------------
Corporate and other revenue                            $         3         $      25            $    (96)         $       77
----------------------------------------------------------------------------------------------------------------------------------

Non-operating expenses:
   Amortization of goodwill                            $        30         $      29            $     88          $       85
   Interest expense                                             31                38                  98                 102
   General expenses                                             18                 4                  57                  40
----------------------------------------------------------------------------------------------------------------------------------
Loss before income taxes                               $       (76)        $     (46)           $   (339)         $     (150)
----------------------------------------------------------------------------------------------------------------------------------

* Nine months 2001 includes impairment write-downs of $29 million.


7.       Capital Stock
         -------------

         During the first nine months of 2001, Aon reissued 2,629,000 shares of common stock from treasury for employee benefit plans and 519,300 shares in connection with the employee stock purchase plan. During the first nine months of 2001, Aon acquired 137,000 shares of its common stock at a total value of $4.7 million and obtained approximately 22.4 million shares of stock in connection with the acquisition of two entities controlled by Aon's Chairman and Chief Executive Officer (see footnote 14). The acquisition was financed by the issuance of 22.4 million new shares of Aon common stock. The additional 22.4 million shares of treasury stock are restricted as to their reissuance. There were 23.1 million shares of common stock held in treasury at September 30, 2001.


8.       Capital Securities
         ------------------

         In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.

9.       Business Combinations
         ---------------------

         For the third quarter and nine months of 2001, Aon made payments of $4 million and $12 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

         In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions. These charges primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million, and asset impairments of $37 million. As of December 31, 2000, all termination benefits have been paid. The remaining liability of $68 million is for lease abandonments and other exit costs.

         The following table demonstrates recent activity regarding the lease abandonments and other exit costs associated with the A&A and Bain Hogg acquisitions:

                  (millions)                                                    Lease Abandonments and Other
                                                                                         Exit Costs
                                                                              ----------------------------------
                  Balance at December 31, 1998                                           $        155
                  Cash payments in 1999 and 2000                                                  (77)
                  Charge to expense in 1999 and 2000                                                6
                  Cash payments in 2001                                                           (10)
                  Foreign currency revaluation                                                     (6)
                                                                                         -------------
                  Balance at September 30, 2001                                          $         68
                                                                                         =============

         The combination of 1998 acquisitions and the finalization of purchase accounting for the 1997 Jauch & Hubener acquisition resulted in $70 million of purchase accounting liabilities. In 1999, a charge of $120 million was recorded for a plan to restructure Aon's operations as a result of business combination activity. These charges primarily related to termination benefits of $107 million, the related pension expense of $32 million, lease abandonments and other exit costs of $41 million, and asset impairments of $10 million. As of September 30, 2001 these liabilities have been reduced to termination benefits of $3 million and lease abandonments of $3 million.

         All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the condensed consolidated statements of financial position.


10.      Business Transformation Plan
         ----------------------------

         In fourth quarter 2000, Aon commenced a business transformation plan. This plan has been implemented during the fourth quarter of 2000 and the first nine months of 2001 and will continue throughout the remainder of 2001 and into 2002. Pretax special charges of $82 million, $72 million and $146 million were recorded in fourth quarter 2000, and the first and second quarters of 2001, respectively, and are recorded in general expenses in the condensed consolidated statements of income. For the first nine months of 2001, charges included costs related to termination benefits of $109 million, other costs to exit an activity of $21 million and other charges of $89 million primarily relating to costs for the abandonment of systems and equipment as well as to end Aon's involvement in certain joint ventures and service partner relationships that did not meet profitability hurdles.

         Approximately 4,000 employees have been notified that their positions have been or will be eliminated under the plan. Most have already departed Aon. Most of these positions were related to the Insurance Brokerage and Other Services segment in the U.S. and the U.K.

         For the third quarter and first nine months of 2001, Aon made payments of $31 million and $80 million, respectively, related to the business transformation plan.

         The following demonstrates the activity related to the liability for termination benefits and other costs to exit an activity for the business transformation plan.

                                                                                              Other Costs
                                                                        Termination            to Exit an
           (millions)                                                      Benefits              Activity           Total
           --------------------------------------------------------------------------------------------------------------------

           Expense charged in 2000                                     $       54             $        6         $      60
           Cash payments in 2000                                              (13)                    (3)              (16)
           Expense charged in 2001                                            109                     21               130
           Cash payments in 2001                                              (58)                   (22)              (80)
           --------------------------------------------------------------------------------------------------------------------
           Balance at September 30, 2001                               $       92             $        2         $      94
           --------------------------------------------------------------------------------------------------------------------

         All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position.


11.      Income Per Share
         ----------------

         Income per share is calculated as follows:

                                                        Third Quarter ended Sept. 30,          Nine Months ended Sept. 30,
                                                        -----------------------------          ---------------------------
    (millions)                                             2001               2000                2001               2000
    ------------------------------------------------   ------------       -------------       -------------      ------------

    Net income                                           $      72          $     139           $     120           $     384
    Redeemable preferred stock dividends                        (1)                (1)                 (2)                 (2)
                                                       ------------       -------------        ------------      -------------
    Net income for dilutive and basic                    $      71          $     138           $     118           $     382
                                                       ============       =============        ============      =============

    Basic shares outstanding                                   272                260                 268                 259
    Common stock equivalents                                     3                  3                   3                   3
                                                       ------------       -------------        ------------      -------------
    Dilutive potential common shares                           275                263                 271                 262
    ---------------------------------------            ------------       -------------        ------------      -------------
    Basic net income per share                          $    0.26           $    0.53           $    0.44           $    1.47
    Dilutive net income per share                       $    0.26           $    0.53           $    0.44           $    1.46
    ---------------------------------------            ------------       -------------        ------------      -------------

12.      Alexander & Alexander Services Inc. (A&A) Discontinued Operations
         -----------------------------------------------------------------

         A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchasers for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. As of September 30, 2001, the liabilities associated with the foregoing indemnities and liabilities of insurance underwriting subsidiaries that are currently in run-off were included in other liabilities in the accompanying condensed consolidated statements of financial position. Such liabilities amounted to $117 million, net of reinsurance recoverables and other assets of $152 million, and would be substantially reduced if a February, 2000 ruling from the Court of Appeal in England favorable to A&A, in respect of which right to appeal has been granted, were upheld in a decision expected in or around 2002.


13.      Contingencies
         -------------

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

         As to approximately $90 million of reinsurance receivables under a Business Travel and Accident policy issued by Combined Insurance Company of America to cover Aon's employees, reinsurers have declined liability via a letter dated November 12, 2001, to Combined. Legal actions have been filed by both parties.

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


14.      Acquisitions
         ------------

         Acquisitions which closed in July 2001 were disclosed in Part I, Footnote 13 and 14 of Aon's Quarterly Report on Form 10Q for the quarter ended June 30, 2001 and are incorporated herein by reference.


15.      Subsequent Event
         ----------------

         On November 7, 2001, Aon announced that, together with Zurich Financial Services, Aon will be sponsoring a new Bermuda-based insurance and reinsurance company to provide much needed underwriting capacity to commercial property and casualty insurance and reinsurance clients. The new company will be named Endurance Specialty Insurance Ltd. Plans for the new company include capitalization of approximately $1.2 billion with investments from several parties, including approximately $200 million by Aon. Funding of this investment is intended to come from Aon's underwriting subsidiaries and is available from operating cash. It is anticipated that, after the planned spin-off of CSC from Aon Corporation (see footnote 4), CSC will be a minority owner in Endurance Specialty.

         As to approximately $90 million of reinsurance receivables under a Business Travel and Accident policy issued by Combined Insurance Company of America to cover Aon's employees, reinsurers have declined liability via a letter dated November 12, 2001, to Combined. Legal actions have been filed by both parties.

                                 AON CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     THIRD QUARTER ENDED SEPTEMBER 30, 2001


GENERAL
-------

Aon has three operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting. These segments are based on the type of client and the services or products delivered. Aon has a fourth, non-operating segment, Corporate and Other.

References to organic revenue growth exclude the impact of acquisitions, dispositions, transfers, investment income, foreign exchange and other unusual items. Within the Insurance Underwriting segment, written premiums are the basis for the measurement of organic growth. References to income before income tax are before minority interest related to the issuance of 8.205% mandatorily redeemable preferred capital securities and the cumulative effect of a change in accounting principle. For purposes of operating segment discussions, comparisons against 2000 results exclude unusual and special charges.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This quarterly report may contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, changes in commercial property and casualty premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, the final form of the business transformation plan, the ultimate cost and timing of the implementation thereof, the actual cost savings and other benefits resulting therefrom, whether the Company ultimately implements the proposed spin-off of its underwriting operations, and the timing and terms associated therewith, and events surrounding terrorist attacks of September 11, 2001, including the timing and resolution of related insurance and reinsurance issues.

SPIN-OFF OF UNDERWRITING BUSINESS
---------------------------------

As previously disclosed, on April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its underwriting business to Aon's common stockholders, creating two independent, publicly traded companies. The spin-off would take the form of a tax-free stock dividend to Aon's common stockholders. The transaction is subject to final Board approval, a favorable Internal Revenue Service ruling, and certain insurance regulatory approvals. In October 2001, Aon announced plans to expand its underwriting operations to include direct property and casualty insurance and reinsurance policies to meet clients' growing demand for insurance coverage. These expanded operations are intended to be part of the spin-off and may require the raising of additional capital. In November 2001, Aon announced that it would sponsor a new, Bermuda-based insurance and reinsurance company to provide underwriting capacity to commercial property and casualty insurance and reinsurance clients. It is anticipated that after the spin-off of CSC, CSC will be a minority owner of this company. The transaction is subject to final Board approval, a favorable Internal Revenue Service ruling, and certain insurance regulatory approvals.

WORLD TRADE CENTER
------------------

On September 11, 2001, the World Trade Center was destroyed. Aon occupied space on several floors of one of the towers, where employees from insurance brokerage, human resource consulting, claims servicing, other specialty operations, and accident, health and life insurance underwriting worked. Most regrettably, 176 of the employees are missing and either presumed dead or have been confirmed as deceased.

The events of September 11 are expected to have an unfavorable impact on near-term financial results due in part to the loss of many highly talented employees. Other factors include delayed billings resulting from policy extensions arranged for clients, building closures, business interruption issues, and benefits to families of deceased employees. The exact impact that Aon will experience from these events is not currently determinable and future insurance claims may act to offset some of these costs.

World Trade Center costs identified thus far for inclusion in the third quarter results total $53 million on a pre-tax basis. These expenses are principally composed of life insurance benefits of $45 million, net of approximately $147 million of reinsurance recoveries, provided under life insurance policies issued by Aon's Combined Insurance Company subsidiaries for Aon employees. As to approximately $90 million of reinsurance receivables under a Business Travel and Accident policy issued by Combined Insurance Company of America to cover Aon's employees, reinsurers have declined liability via a letter dated November 12, 2001, to Combined. Legal actions have been filed by both parties. Expenses also included $30 million for salaries and benefits for missing employees and other costs and $29 million of depreciable assets at book value which were destroyed, offset by estimated insurance recoveries of $51 million.

Additional costs are expected to be incurred in the fourth quarter, and potentially into 2002. Currently, some known costs have been incurred and offset by insurance claims and many costs and recoveries remain to be identified and quantified, including business interruption issues, current replacement value of lost assets and other related issues. As our analysis of the issues continues into the fourth quarter and additional insurance claims are presented, an accounting gain could potentially be recognized in the fourth quarter 2001 or in 2002.


BUSINESS TRANSFORMATION PLAN
----------------------------

In November 2000, Aon's Board of Directors approved a comprehensive business transformation plan designed to enhance client service, significantly improve the way Aon conducts business, improve profitability through utilization of technology and process redesign, and accelerate organic revenue growth.

Implementation of the business transformation plan began in fourth quarter 2000 and will continue throughout 2001 and into 2002. Total plan costs, which include transition expenses, were originally expected to be less than $325 million on a pretax basis. The majority of the plan costs and savings are related to the Insurance Brokerage and Other Services segment, principally in the U.S. and the United Kingdom, where most of Aon's offices and employees are located. Slightly more than half of the total charges involve cash outlays for severance payments related to job eliminations. The net reductions of approximately 3,000 positions are in line with previous announcements after considering new hires resulting from Aon's evaluation of work processes, changing job functions and service center locations.

In the U.S. retail brokerage unit, the business transformation plan entailed process redesign following the rollout of a new policy management and accounting system, job redesign based on functional expertise and the creation of four new client service business units (CSBUs). During the second quarter, implementation steps taken included notifications of job eliminations, hiring of new employees at new job grades and locations, the creation of specialized syndication groups to handle the placement of insurance coverage with insurance carriers, the establishment of new business development and relationship management groups, and the building of the four CSBUs.

However, conversions of client account servicing into the CSBUs fell behind schedule due to unexpected challenges in handling higher volumes of transfers between field operations and the CSBUs and steps were taken to improve the conversion process. These delays not only increased costs in the short-term, but also put pressure on regional offices that had to maintain parallel systems to ensure quality client services. This also adversely affected new business production in the U.S. in the quarter as attention was diverted from generating new accounts to completing client conversions.

Aon's largest and most advanced CSBU was located in the World Trade Center, which was destroyed on September 11, 2001. This CSBU has been relocated to mid-town Manhattan in New York City, along with a majority of the World Trade Center retail brokerage employees. A concerted effort is currently being made to fully convert client servicing for U.S. retail brokerage accounts to the CSBU's by second quarter 2002, which will involve unplanned, one-time costs in the fourth quarter 2001 and the first half of 2002. Total costs including both special charges and transition costs related to the business transformation plan will therefore exceed the $325 million upper range originally projected. Some of these costs, however, may be recoverable as part of our insurance claims.

In connection with the plan, Aon recorded pretax special charges of $218 million ($133 million after tax or $0.49 per share) for the first nine months 2001. Aon does not anticipate any additional special charges from the business transformation plan. Year-to-date, charges of $108 million were taken which related to termination benefits and involved about 3,200 employees. As part of the business transformation, Aon examined its marginal return non-core business alliances and took a pretax charge of $50 million to end Aon's involvement in certain joint ventures and service partner relationships that did not meet profitability hurdles. It also allowed Aon to further reduce headcounts. Charges of $60 million were incurred for asset impairments, primarily relating to the abandonment of systems and equipment, and other charges. Transition costs, primarily related to our core operating businesses, were approximately $13 million in the third quarter and $18 million for the first nine months 2001 and consisted of system conversion costs, consulting fees and employee compensation and benefits.

Annualized pretax savings from the plan are estimated to be approximately $150 million to $200 million and are expected to be achieved in 2002 as transition and other one-time costs related to the business transformation plan are eliminated. Savings generated to date in 2001 were offset by transition costs and lower revenues. As Aon progresses through the next several quarters, more business process change and additional position eliminations will drive cost savings. Temporary revenue growth rate declines, particularly in Aon's U.S. retail brokerage operation, occurred related to the transformation and may continue to occur during the remainder of the plan's implementation.

CONSOLIDATED RESULTS
--------------------

Total revenue increased $127 million or 7% when compared to third quarter 2000. Excluding the effect of foreign exchange rates, revenues rose 9% over third quarter 2000, attributable to growth in brokerage commissions and fees, which was partially offset by a decline in investment income. Consolidated revenue for the operating segments grew approximately 7% on an organic basis over last year. For the first nine months, revenue rose $226 million or 4% over last year. Excluding the effects of foreign exchange rates, revenues increased 7% over the comparable nine-month period. Improvements in brokerage commissions and fees as well as premiums earned were partially offset by a decline in investment income resulting from lower interest rates and higher losses on disposals.

Brokerage commissions and fees increased $121 million or 10% in third quarter 2001 and $341 million or 10% on a year-to-date basis. This improvement was primarily from organic growth, business combination activity, especially Actuarial Sciences Associates, Inc. (ASA) and ASI Solutions Incorporated (ASI), increased new business and the impact of increased property and casualty premium rates, offset somewhat by unfavorable results in U.S. retail brokerage related to the business transformation.

Premiums and other is primarily related to insurance underwriting operations. Premiums and other improved $34 million over third quarter 2000, and increased $75 million or 5% in the first nine months of 2001, compared with the same period last year. In the third quarter, growth in the accident and health lines as well as the impact of acquisitions, including First Extended, Inc., acquired in July 2001, was somewhat offset by the loss of some accounts in the warranty business, in addition to a general slowdown of the market. The increase in premiums earned for the first nine months primarily reflects strong growth in low margin new business initiatives, continued organic growth, and the impact of acquisitions.

Investment income, which includes related expenses and income or loss on disposals and impairments, decreased significantly in both the third quarter and the first nine months of 2001 when compared to prior year, primarily reflecting reduced valuations on equity investments in limited partnerships and reductions in short-term interest rates for both the quarter and year-to-date. The nine-month comparison is also negatively impacted by the impairment recorded for certain directly owned equity investments in the first quarter 2001. Revenues from private equity investments tend to fluctuate due to the inherent volatility of equity investments. Investment income from Insurance Brokerage and Other Services and Consulting segments, primarily relating to fiduciary funds, decreased $2 million and $5 million in third quarter and nine months 2001, respectively, compared to similar periods in 2000, primarily as a result of declines in rates.

Total expenses increased $238 million or 15% over third quarter 2000 due partially to acquisitions, the inclusion of charges related to the World Trade Center tragedy in the quarter and additional unanticipated costs to run parallel systems. Total expenses, excluding the World Trade Center charges, rose 12%. General expenses increased $176 million or 15% in the quarter reflecting growth of our businesses, higher costs in the U.S. retail brokerage business and increased business transformation implementation costs. Benefits to policyholders rose $14 million or 5%. Interest expense declined $7 million or 18%, driven by lower short-term interest rates and lower average debt levels.

For nine months, total expenses increased $671 million or 14% over 2000, partially driven by the inclusion of unusual and special charges this year. Excluding these charges, total expenses rose $400 million or 9%. General expenses grew $562 million or 15%, reflecting special charges of $218 million, along with expenditures to grow the brokerage business and higher business transformation costs. Benefits to policyholders rose $57 million or 7% as a result of new underwriting initiatives and an unusual increase in warranty claims during the first quarter 2001 related to an isolated program that will not affect future quarters. Interest expense declined $4 million or 4% compared to prior year attributed to decreases in short-term interest rates and lower average debt balances.

For the quarter, income before income tax declined significantly from $244 million in 2000 to $133 million in 2001, due partially to the inclusion in 2001 of expenses related to the events of September 11 ($53 million) with no comparable amount in the third quarter of 2000. In addition, slower revenue growth in the U.S. retail brokerage business due to the implementation of the business transformation plan and slower organic revenue growth in the consulting segment negatively impacted results. Similarly, nine month 2001 results declined from 2000 by 64% to $245 million from $690 million due to 2001 business transformation special charges of $218 million, World Trade Center charges of $53 million and a decline in consolidated investment income of $190 million.

As a result of these factors, third quarter 2001 net income declined to $72 million ($0.26 per dilutive share) compared to $139 million ($0.53 per dilutive share) in 2000. Basic net income per share was $0.26 and $0.53 in third quarter 2001 and 2000, respectively. For the first nine months 2001 net income declined to $120 million ($0.44 per dilutive share) compared to $384 million ($1.46 per dilutive share) in 2000. In 2000, the company adopted the Securities and Exchange Commission's Staff Accounting Bulletin 101, which resulted in a one-time cumulative non-cash charge of $7 million after-tax ($0.03 per share). Basic net income per share was $0.44 and $1.47 for the first nine months of 2001 and 2000, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The effective tax rate was 39% for both third quarter and nine months 2001 and 2000, respectively.


OPERATING SEGMENTS
------------------

INSURANCE BROKERAGE AND OTHER SERVICES
--------------------------------------

The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage operations as well as managing underwriting, actuarial, loss control, claims, alternative risk transfer and premium financing services. This segment represented 58% and 60% of Aon's total revenues for the third quarter and first nine months of 2001, respectively.

Third quarter 2001 Insurance Brokerage and Other Services revenue was $1.1 billion, up 7% over last year. Excluding foreign exchange, revenues rose 8%. Year-to-date, revenues of $3.4 billion improved 6% over the previous year. Eliminating the effect of foreign exchange, revenues increased by 9%. Organic revenue growth was 6% in the quarter, principally reflecting slower new business growth in U.S. retail brokerage due in part to unexpected complications and delays in the implementation of the business transformation plan and the events of September 11. Claims services and international and wholesale brokerage posted solid revenue growth for both the quarter and year-to-date periods.

U.S. revenue of $597 million for the quarter was up 9% from 2000. For the first nine months, revenues climbed 8% to $1.7 billion. For both periods, the increase reflects growth in U.S. specialty operations, improved pricing and acquisitions, all of which more than offset the direct and indirect impact of the business transformation plan on the U.S. retail operation and the World Trade Center tragedy. U.S. retail new account generation during 2001 grew at a slower rate than anticipated in certain U.S. retail brokerage units as operational changes were implemented to achieve long-term benefits of the business transformation plan. Commercial property and casualty premium rate increases were evident for most lines of coverage and client demand for risk retention programs and services has risen along with the upward trend in premium rates. U. K. and Continent of Europe revenues of $376 million for the third quarter and $1.2 billion for the first nine months of 2001 increased 3% and 4%, respectively, from 2000, primarily due to organic growth and acquisitions. The reported revenue growth was unfavorably impacted by the effect of foreign exchange rates. Rest of world revenue increased $11 million or 9% over third quarter 2000 and $36 million or 9% over the first nine months 2000 reflecting solid organic growth resulting from new business and good renewal rates and the positive impact of hardening insurance markets, in addition to new business and the impact of acquisitions.

Pretax income, including unusual charges related to the World Trade Center, was $145 million for the third quarter 2001. Excluding these charges, pretax income of $153 million declined 16% over 2000. Pretax margins, excluding the charges, were 13.8% in the quarter compared to 17.6% in 2000. Year-to-date, pretax income was $349 million. Excluding unusual and special charges, nine months 2001 pretax income was essentially flat at $544 million. Pretax margins excluding the charges were 16.1% for 2001 versus 17.1% last year. For both periods, the margin decline was principally driven by slower new business growth and higher lost business in the U.S. retail brokerage operations. In addition, higher costs in certain parts of the U.S. retail business, due to the business transformation process, including expense to run parallel systems longer than expected, along with significant growth in our claims service business, which has lower margins also contributed to the margin decline. These items more than offset business transformation savings.


CONSULTING
----------

The consulting segment provides a full range of services related to the management of human capital, benefits and business processes. These services are delivered to a predominately corporate clientele utilizing four practice groups: employee benefits, compensation, management consulting and outsourcing. The acquisition of ASI further strengthened Aon's outsourcing and compensation consulting services. This segment accounted for 12% of Aon's total revenues for both the quarter and first nine months of 2001.

Third quarter 2001 revenue increased 27% to $232 million. Excluding the foreign exchange impact, revenues grew 29%. For the first nine months, revenues of $673 million represent a 25% increase over 2000. Excluding the impact of foreign exchange rates, the growth rate was 28%. For the third quarter 2001, revenue grew 4% on an organic basis reflecting a slowdown on hiring by some of our clients and the impact of September 11. On a global basis, the improvement in revenue for both periods was influenced by acquisition activity, especially the inclusion of ASA acquired in fourth quarter 2000, and to a lesser extent, ASI, acquired in the second quarter 2001, as well as organic growth. Client demand for solutions that enhance workforce productivity continued. However, the worsening economy has put some pressure on organic revenue growth.

For the quarter, U.S. revenue of $161 million was up 36% from 2000, while year-to-date revenue of $453 million represents a 39% increase. In both periods, the improvement reflects the impacts of acquisitions and for the nine months strong fundamental operating performance, particularly in the employee benefits area. U.S. organic growth was flat for the quarter due to the slowing economy and the World Trade Center disaster. U.K. revenue increased by 6% for the third quarter over the prior year. U.K. revenue for the nine-month period declined 4% compared with 2000, reflecting the sale of the financial planning consulting business last year, along with unfavorable foreign exchange rates. Continent of Europe revenue rose $2 million for the quarter and $4 million for nine months compared to 2000.

Pretax income was $29 million for the quarter, a 12% increase over last year. Year-to-date, pretax income was $77 million. Excluding special charges, pretax income of $84 million was 24% better than 2000. Pretax margins in this segment were 12.5% in the quarter compared to 14.3% in 2000. For nine months, pretax margins before special charges were 12.5% in 2001 compared to 12.6% in 2000. Margin deterioration in the quarter is primarily due to lower levels of employee hiring on the part of Aon/ASI outsourcing clients and the impact of the World Trade Center disaster.

INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment provides accident and health and life insurance coverage through distribution networks, most of which are directly owned by Aon's subsidiaries, and extended warranty and property and casualty insurance products. This segment represented 30% of Aon's total revenues for both the third quarter and first nine months of 2001.

Revenue was $565 million in the third quarter 2001, an increase of 5% from 2000. Year-to-date, revenues of $1.7 billion in 2001 represented an increase of 4% over 2000. Excluding the impact of exchange rates, revenues rose 7% for both the quarter and nine months. For both periods, improvement over last year was driven by the development of new product initiatives and a higher volume of business in accident and health products, which continued to expand distribution through worksite marketing programs.

U.S. revenue increased $25 million in the third quarter 2001 to $409 million. For nine months 2001, revenues rose 5% from 2000 to $1.2 billion. For both periods, higher revenues reflect new product initiatives and increased revenues for accident and health products, due in part to acquired business, which more than offset a decline in electronic warranty products. United Kingdom and Continent of Europe revenue of $105 million increased 6% during the quarter, while year-to-date, revenues increased 1% to $316 million. Unfavorable foreign exchange rates and the slowdown of business in the warranty area offset organic growth in the accident and health sector. Rest of world revenue was $51 million for the third quarter, down $2 million from 2000. For the first nine months of 2001, revenue was up 3% to $156 million, due principally to growth in Latin America.

Pretax income was $35 million for the quarter. Excluding this year's charge related to the World Trade Center, pretax income was relatively flat to last year at $80 million. Year-to-date, pretax income was $158 million. Excluding both unusual and special charges, pretax income of $227 million was flat compared to 2000. Pretax margins in this segment were 14.2% in the quarter before unusual charges compared to 15.1% in 2000. A decline in investment income, due in part to lower interest rates, affected margin comparisons in the quarter. For nine months, pretax margins before unusual and special charges fell from 14.0% in 2000 to 13.5% in 2001. For both periods in 2001, new underwriting initiatives drove premium growth but also resulted in increased benefits to policyholders. For the year-to-date comparison, an unusual increase in warranty claims occurred during the first quarter 2001 related to an isolated program that will not affect subsequent quarters.

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

Corporate and Other revenue for the third quarter 2001 was $3 million, versus $25 million in the third quarter 2000. For nine months 2001, revenue was a negative $96 million, versus positive revenue of $77 million last year. The falloff in revenue in both periods primarily reflects reduced valuations for equity investments in limited partnerships. The year-to-date comparison is also affected by the write-down of certain directly owned equity investments in the first quarter 2001. Revenues from private equity investments fluctuate due to the inherent volatility of equity investments. Limited partnership investments often require longer time horizons to generate income.

Corporate and Other expenses for the quarter were $79 million, up $8 million from the same period last year. For the first nine months of 2001, expenses were $243 million, an increase of $16 million from the comparable period in 2000. Interest expense declined $7 million for the quarter and $4 million for the first nine months compared to prior year, reflecting lower interest rates as well as lower debt levels. General expenses, which were at levels similar to the first two quarters of 2001, rose $14 million and $17 million over what was reported for the quarter and nine months of 2000, respectively, due in part to duplicate occupancy costs involving major moves to new office space. General expenses in 2000 benefited from the gain on sale of a non-core business in the U.K. Goodwill amortization increased as a result of new acquisitions made prior to July 1, 2001.

The revenue and expense comparisons discussed above contributed to the overall Corporate and Other pretax loss of $76 million in the quarter versus a loss of $46 million last year. The year-to-date loss of $339 million is compared to a $150 million loss in 2000.

                        CASH FLOW AND FINANCIAL POSITION
                         AT THE END OF NINE MONTHS 2001

Cash flows from operating activities represent the net income earned by Aon in the reported periods adjusted for non-cash charges as well as changes in assets and liabilities. Cash flows provided by operating activities for the first nine months 2001 were $678 million, a $144 million increase over the same period in 2000. Other receivables and liabilities increased $122 million during the year, driven by higher deferred compensation and other accruals of $61 million and a $29 million impairment write-off of fixed assets lost in the World Trade Center tragedy. This was partially offset by the timing of income tax payments and refunds. The non-cash effect of lower valuations on the company's limited partnership portfolio, coupled with impairments on investments and loss on disposals, was partially offset by lower net income.

Investing activities used cash of $650 million. The net sale of investments provided cash of $175 million during the first nine months of 2001. This was offset by the net purchase of short-term investments of $558 million. Cash used for acquisition activity during the first nine months 2001 was $101 million, reflecting both brokerage and consulting acquisitions.

Cash of $646 million was used during the first nine months 2001 for financing activities, which was $609 million more than was utilized in 2000. The higher usage of cash from last year is primarily due to a reduction of both short- and long-term borrowings in 2001 compared to short-term debt increases during last year. In addition, $250 million of long-term debt was issued in the second quarter 2000 with no corresponding amount issued in 2001. Cash was used to pay dividends of $177 million on common stock and $2 million on redeemable preferred stock during the first nine months of 2001.

Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon's liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issues and capital securities. The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for business reinvestment, acquisition financing and payments of special charge and purchase accounting liabilities. Aon anticipates continuation of the company's positive cash flow and the ability of the parent company to access adequate short-term lines of credit. In November 2001, Aon announced that, along with Zurich Financial Services, it will sponsor a new Bermuda-based insurance and reinsurance company and will invest $200 million in the new company. Aon has adequate operating cash to fund this commitment.

Due to the contractual nature of its insurance policyholder liabilities, which are primarily intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.3 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95%) and has a fair value that is 100% of amortized cost at September 30, 2001.

Total assets increased $594 million to $22.8 billion since year-end 2000. Invested assets at September 30, 2001 increased $368 million from year-end levels as higher levels of short-term investments more than offset lower equity securities as well as lower valuations and impairment charges in other investments. The amortized cost and fair value of less than investment grade fixed maturity investments at September 30, 2001 were $131 million and $119 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at September 30, 2001 was $48 million, or 0.8% of total invested assets.

Short-term borrowings decreased at the end of third quarter 2001 by $116 million when compared to year-end 2000. At the end of third quarter 2001 notes payable decreased by $138 million when compared to year-end 2000, primarily reflecting the repayment of foreign debt.

Stockholders' equity increased $238 million during the first nine months of 2001, reflecting an increase in paid-in additional capital of $944 million, of which $782 million was a result of shares issued to acquire two entities controlled by Aon's Chairman and Chief Executive Officer. This increase is offset with a corresponding increase in Treasury Stock. Paid-in-capital also rose as a result of shares issued for the ASI acquisition in May 2001 and the First Extended, Inc. acquisition in July 2001. Net income before preferred dividends for the first nine months of 2001 was $120 million. Partially offsetting the equity increase were dividends paid to stockholders of $179 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions.

At September 30, 2001 stockholders' equity per share was $13.47, up from $13.02 at December 31, 2000 as the higher equity balance more than offset the increased number of shares outstanding since year-end.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at September 30, 2001, and for the nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 2001, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



                                                               ERNST & YOUNG LLP

Chicago, Illinois
November 13, 2001

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------



ITEM 2.     CHANGED IN SECURITIES AND USE OF PROCEEDS

      (a) Pursuant to a Plan and Agreement of Merger dated May 3, 2001 by and among Aon, Merger Acquisition Company, a Delaware corporation (a wholly owned subsidiary of Aon) ("Merger Sub"), First Extended, Inc., a Delaware corporation, and the stockholders of First Extended, Inc. ("Sellers"), Merger Sub merged with and into the Company on July 24, 2001 with the result that the surviving corporation became a wholly owned subsidiary of Aon and the stock of First Extended, Inc. outstanding immediately prior to the merger was converted into an aggregate 2,000,000 shares of Aon Common Stock. The merger did not involve any underwriters, underwriting discounts or commissions, and Aon believes that the transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof regarding transactions not involving a public offering and Rule 506 of Regulation D promulgated thereunder. Aon filed a Registration Statement on Form S-3 in connection with the resale of the 2,000,000 shares of Aon Common Stock by the Sellers of First Extended. The Sellers of First Extended, Inc. will receive all of the proceeds from any sale of the Aon Common Stock offered under the Registration Statement on Form S-3, and Aon will not receive any proceeds from the sale of the Aon Common Stock offered thereunder.

      (b) Securities issued pursuant to an acquisition were disclosed in Part II, Item 2 of Aon's Quarterly Report on Form 10Q for the quarter ended June 30, 2001, which is incorporated herein by reference.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - The  exhibits  filed  with this  report are listed on the
            --------
            attached Exhibit Index.

      (b)   Reports on Form 8-K -
            -------------------
            (i) No Current Reports on Form 8-K were filed for the quarter ended September 30, 2001.

            (ii) The Registrant filed one Current Report on Form 8-K dated November 8, 2001. The following exhibit was included in the report: Exhibit 99 - Earnings Press Release issued on November 7, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Aon Corporation
                                ---------------
                                (Registrant)


November 14, 2001               /s/ Harvey N. Medvin
                                --------------------------
                                HARVEY N. MEDVIN
                                EXECUTIVE VICE PRESIDENT AND
                                CHIEF FINANCIAL OFFICER
                                (Principal Financial and Accounting Officer and
                                 authorized signatory on behalf of Registrant)

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

            (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.


(15) Letter re: Unaudited Interim Financial Information

                                                                                                                    EXHIBIT 12(a)

                                            AON CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                              COMBINED WITH UNCONSOLIDATED SUBSIDIARIES
                                          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                 NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    YEARS ENDED DECEMBER 31,
                                               --------------------- --------------------------------------------------------
 (millions except ratios)                        2001        2000       2000       1999        1998       1997        1996
                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------

 Income from continuing operations
    before provision for income taxes
     and minority interest (1)                    $ 245       $ 690    $   854      $ 635     $   931      $ 542       $ 446

 ADD BACK FIXED CHARGES:

    Interest on indebtedness                         98         102        140        105          87         70          45

    Interest on ESOP                                  -           -          -          1           2          3           4

    Portion of rents representative of
      interest factor                                39          37         54         49          51         44          29

                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------
         INCOME AS ADJUSTED                       $ 382       $ 829    $ 1,048      $ 790     $ 1,071      $ 659       $ 524
                                               =========  ========== ==========  =========  ==========  =========  ==========


 FIXED CHARGES:

    Interest on indebtedness                      $  98       $ 102    $   140      $ 105     $    87      $  70       $  45

    Interest on ESOP                                  -           -          -          1           2          3           4

    Portion of rents representative of
       interest factor                               39          37         54         49          51         44          29

                                               ---------  ---------- ----------  ---------  ----------  ---------  ----------
         TOTAL FIXED CHARGES                      $ 137       $ 139    $   194      $ 155     $   140      $ 117       $  78
                                               =========  ========== ==========  =========  ==========  =========  ==========

 RATIO OF EARNINGS TO FIXED CHARGES                 2.8         6.0        5.4        5.1         7.6        5.6         6.7
                                               =========  ========== ==========  =========  ==========  =========  ==========

(1) Income from continuing operations before provision for income taxes and minority interest includes unusual charges of $53 million related to the World Trade Center tragedy and special charges of $218 million for the nine months ended September 30, 2001. Income from continuing operations before provision for income taxes and minority interest includes special charges of $82 million, $313 million, $172 million and $90 million for the years ended December 31, 2000, 1999, 1997 and 1996, respectively.

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


                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,                       YEARS ENDED DECEMBER 31,
                                                ---------------------- ----------------------------------------------------------
 (millions except ratios)                          2001        2000       2000        1999        1998        1997       1996
                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------

 Income from continuing operations
    before provision for income taxes
     and minority interest (1)                      $ 245       $ 690     $   854      $ 635     $   931       $ 542       $ 446

 ADD BACK FIXED CHARGES:

    Interest on indebtedness                           98         102         140        105          87          70          45

    Interest on ESOP                                    -           -           -          1           2           3           4

    Portion of rents representative of
      interest factor                                  39          37          54         49          51          44          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         INCOME AS ADJUSTED                         $ 382       $ 829     $ 1,048      $ 790     $ 1,071       $ 659       $ 524
                                                ==========  ========== =========== ==========  ==========  ========== ===========


 FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:

    Interest on indebtedness                        $  98       $ 102     $   140      $ 105     $    87       $  70       $  45

    Preferred stock dividends                          52          52          70         70          70          82          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         INTEREST AND DIVIDENDS                       150         154         210        175         157         152          74

    Interest on ESOP                                    -           -           -          1           2           3           4

    Portion of rents representative of
       interest factor                                 39          37          54         49          51          44          29

                                                ----------  ---------- ----------- ----------  ----------  ---------- -----------
         TOTAL FIXED CHARGES AND PREFERRED
             STOCK DIVIDENDS                        $ 189       $ 191     $   264      $ 225     $   210       $ 199       $ 107
                                                ==========  ========== =========== ==========  ==========  ========== ===========

 RATIO OF EARNINGS TO COMBINED FIXED
   CHARGES AND PREFERRED STOCK DIVIDENDS (2)          2.0         4.3         4.0        3.5         5.1         3.3         4.9
                                                ==========  ========== =========== ==========  ==========  ========== ===========

(1) Income from continuing operations before provision for income taxes and minority interest includes unusual charges of $53 million related to the World Trade Center tragedy and special charges of $218 million for the nine months ended September 30, 2001. Income from continuing operations before provision for income taxes and minority interest includes special charges of $82 million, $313 million, $172 million and $90 million for the years ended December 31, 2000, 1999, 1997 and 1996, respectively.

(2) Included in total fixed charges and preferred stock dividends are $49 million for the nine months ended September 30, 2001 and 2000, $66 million for the years ended December 31, 2000, 1999 and 1998, and $64 million for the year ended December 31, 1997, of pretax distributions on the 8.205% mandatorily redeemable preferred capital securities which are classified as "minority interest" on the condensed consolidated statements of income.

                                                                      Exhibit 15




Board of Directors and Stockholders
Aon Corporation


We are aware of the incorporation by reference in the Registration Statements of Aon Corporation ("Aon") described in the following table of our report dated November 8, 2001 relating to the unaudited condensed consolidated interim financial statements of Aon Corporation that are included in its Form 10-Q for the quarter ended September 30, 2001:

Registration Statement
Form            Number                               Purpose

S-8          33-27984          Pertaining to Aon's savings plan
S-8          33-42575          Pertaining to Aon's stock award plan and stock
                                 option plan
S-8          33-59037          Pertaining to Aon's stock award plan and stock
                                 option plan
S-4          333-21237         Offer to exchange Capital Securities of Aon
                                 Capital A
S-3          333-50607         Pertaining to the registration of 369,000 shares
                                 of common stock
S-8          333-55773         Pertaining to Aon's stock award plan, stock
                                 option plan and employee  stock purchase plan
S-3          333-78723         Pertaining to the registration of debt
                                 securities, preferred stock and common stock
S-3          333-49300         Pertaining to the registration of 3,864,
                                 824 shares of common stock
S-4          333-57706         Pertaining to the registration of up to
                                 3,852,184 shares of common stock
S-3          333-65624         Pertaining to the registration of 2,000,000
                                 shares of common stock

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                                               ERNST & YOUNG LLP



Chicago, Illinois
November 13, 2001