Form 10-Q/A
period 2001-09-30
AON CORP
filed 2001-11-28
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-7933


                                 Aon CORPORATION
                                 ---------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                          36-3051915
         --------                                          ----------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

200 E. RANDOLPH ST. CHICAGO, ILLINOIS             60601
-------------------------------------             -----
                                                 (ZIP CODE)
                (312) 381-1000
                --------------
       (REGISTRANT'S TELEPHONE NUMBER)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

Number of shares of common stock outstanding:

       CLASS                                  NO. OUTSTANDING AS OF 9-30-01
       -----                                  -----------------------------

$1.00 par value Common                                269,217,702

         The purpose of this Form 10-Q/A is to file an amended Exhibit 15 to correct an error in the Exhibit. The date of the letter was November 8, 2001, and should have been November 13, 2001.

                                     PART II

                                OTHER INFORMATION


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

                                             Aon CORPORATION
                                             ---------------
                                             (Registrant)



November 28, 2001                            /s/ Harvey N. Medvin
                                             --------------------
                                             HARVEY N. MEDVIN
                                             EXECUTIVE VICE PRESIDENT
                                              AND CHIEF FINANCIAL OFFICER
                                             (Principal Financial and Accounting
                                             Officer)

Aon CORPORATION
---------------

Exhibit Number In Regulation S-K

Item 601 Exhibit Table
----------------------

* (12) Statements regarding Computation of Ratios.

                (a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

                (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.


  (15) Letter re: Unaudited Interim Financial Information

__________
*Previously filed.

                                                                      Exhibit 15


Board of Directors and Stockholders
Aon Corporation


We are aware of the incorporation by reference in the Registration Statements of Aon Corporation ("Aon") described in the following table of our report dated November 13, 2001 relating to the unaudited condensed consolidated interim financial statements of Aon Corporation that are included in its Form 10-Q for the quarter ended September 30, 2001:

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