Form 10-K
period 2001-12-31
AON CORP
filed 2002-03-15
CIK 315293

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

 [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 2001

                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                         Commission File Number: 1-7933
                                 Aon Corporation
             (Exact Name of Registrant as Specified in its Charter)

                 DELAWARE
    (State or Other Jurisdiction of                            36-3051915
     Incorporation or Organization)                        (I.R.S. Employer
         200 E. RANDOLPH STREET,                           Identification No.)
           CHICAGO, ILLINOIS                                      60601
(Address of Principal Executive Offices)                       (Zip Code)
             (312) 381-1000
            (Telephone Number)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
   Title of Each Class                                  on Which Registered
--------------------------                             ------------------------

Common Stock, $1 par value                             New York Stock Exchange
7.40% Notes Due 2002                                   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 25, 2002 was $8,384,338,140.

Number of shares of $1.00 par value Common Stock outstanding as of February 25, 2002 was 271,430,890.

         DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE:
Annual Report to Stockholders of the Registrant for the Year 2001 (Parts I, II and IV)

Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement for Annual Meeting of Stockholders of the Registrant on April 19, 2002 (Part III)

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

         The Registrant is a holding company whose operating subsidiaries carry on business in three distinct operating segments: (i) insurance brokerage and other services, (ii) consulting, and (iii) insurance underwriting. Incorporated in 1979, it is the parent corporation of long-established and more recently formed companies.

         The Registrant acquired in 2001, among other companies and businesses, ASI Solutions Incorporated (ASI), a worldwide provider of human resources administration and compensation consulting services, and First Extended, Inc., an underwriter and administrator of automobile extended warranty products.

         The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. These services are provided by subsidiaries of Aon Group, Inc., and certain other indirect subsidiaries of the Registrant (the "Aon Group") including Aon Risk Services Companies, Inc.; Aon Holdings International bv; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Aon Limited (U.K.); Cananwill, Inc.; and Premier Auto Finance, Inc.

         The Consulting segment provides a full range of human capital management services utilizing five practices: employee benefits, compensation, management consulting, outsourcing and communications. These services are provided primarily by subsidiaries and affiliates of Aon Consulting Worldwide, Inc. which is also a subsidiary of Aon Group.

         Aon's Insurance Underwriting segment is comprised of supplemental accident and health and life insurance, and extended warranty and casualty insurance products and services. Combined Insurance Company of America("Combined Insurance") engages in the marketing and underwriting of accident and health and life insurance products. Combined Specialty Insurance Company (formerly known as Virginia Surety Company, Inc.)and London General Insurance Company Limited offer extended warranty and casualty insurance products and services.

         In November 2000, the Registrant announced a business transformation plan, which began in fourth quarter 2000 and will continue into 2002. The transformation plan will affect each operating segment; however, most changes will affect the largest operating segment, Insurance Brokerage and Other Services, and will occur in the major countries of operation, the U.S. and the United Kingdom.

         In April 2001, the Registrant announced a plan to spin off its insurance underwriting business to Aon's common stockholders, creating two independent, publicly-traded companies. The spin-off companies will be named Combined Specialty Corporation. The transaction requires final Board of Directors approval, a favorable Internal Revenue Service tax ruling and certain insurance regulatory approvals and is currently expected to be completed in spring 2002.

         The Registrant hereby incorporates by reference "Business Transformation Plan" on page 43 of the Annual Report to Stockholders of the Registrant for the Year 2001 ("Annual Report"), as well as pages 6 through 15, 23 through 27, and pages 58, 59 and 63 of the Annual Report.


COMPETITION AND INDUSTRY POSITION

(1)  INSURANCE BROKERAGE AND OTHER SERVICES

         Aon Group, Inc.; Aon Risk Services Companies, Inc.; Aon Limited (U.K.); Aon Holdings International bv; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Cananwill, Inc.; and Premier Auto Finance, Inc.

         Aon Group affiliated companies conduct the Registrant's brokerage and consulting operations, and have 550 offices around the world in over 125 countries and sovereignties. In 2001, those companies employed nearly 43,000 professionals and support personnel to serve the diverse needs of clients.

         Aon Group's retail brokerage companies operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms as well as individual brokers and agents and direct writers of insurance coverage. Aon Group's companies provide a broad spectrum of advisory
and  outsourcing   services
including risk identification and assessment, alternative risk financing, safety engineering, loss management and program administration for clients. They also design, place and implement customized insurance products. They have also developed certain specialist areas such as marine, aviation, directors' and officers' and professional liability, financial institutions, construction, energy, media, healthcare and entertainment. In 2001, investments were made in professional talent, technology, process improvement and the development of specialized products and services to meet the evolving needs of clients. Those companies operate through offices located in North America, Europe, Latin America, Africa, Australia and Asia/Pacific.

         Aon Group's companies address the highly specialized product development, consulting and administrative risk management needs of professional groups, service businesses, governments, healthcare providers and commercial organizations. They also provide underwriting management skills, claims and risk management expertise, and third-party administration services to insurance companies, and insurance brokerage services for individuals. They market and broker both the primary and reinsurance risks of these programs. For individuals, associations and businesses, affinity products for professional liability, life, disability income and personal lines are provided.

          Aon's reinsurance brokerage activities are organized primarily under Aon Re in the United States and Aon Limited in the United Kingdom, constituting the largest reinsurance broker in the world and offering sophisticated advisory services in program design that enhance the risk/return characteristics of insurance policy portfolios and improve capital utilization, along with the evaluation of catastrophic loss exposures. The companies also participate in placement and captive management services.

         Premium-related financing services are available to clients of Aon Group and other independent organizations through Cananwill. Certain retail automotive organizations have also been provided a service which purchases a select amount of their auto financing and leasing contracts from individuals and sells them to unaffiliated parties through companies associated with Premier Auto Finance, Inc., which then continue the management of collections on the contracts and provide other related services. After March 2001, contract purchasing by companies associated with Premier Auto Finance, Inc. were no longer generally available, but service continued on existing contracts with current clients.

(2)  CONSULTING

  Aon Consulting Worldwide, Inc.

         Aon Consulting Worldwide, Inc. is one of the world's largest integrated human capital consulting organizations. The operations of this segment provide a full range of human capital management services that serve three major client segments - large corporations, middle market companies and small firms.

         Around the world, companies have to find advanced ways to attract and retain workers with the right skill levels and commitments, and we anticipate an increased demand for consulting services. Aon Consulting, with its expertise in employee benefits, compensation, management consulting, outsourcing and communication, and its access to the Registrant's other subsidiaries, is well-positioned to serve this market. Aon Consulting subsidiaries offer services to clients including construction and implementation of benefit packages, proprietary research on employee commitment and loyalty; compensation design; assistance in process improvement and design, leadership, organization and human capital development; employment processing, performance improvement, benefits administration and other employment services; and advice to companies on initiatives to support their corporate vision. The 2001 acquisition of ASI and the 2000 acquisition of Actuarial Sciences Associates, Inc. expanded Aon's ability to provide outsourcing services to a broad spectrum of large corporate clients.


(3)  INSURANCE UNDERWRITING

         Combined Insurance Company of America ("Combined Insurance"); Combined Life Insurance Company of New York ("CLICNY"); Combined Specialty Insurance Company (CSIC); London General Insurance Company Limited ("London General"); and Aon Warranty Group, Inc. ("Aon Warranty").

         The Registrant's insurance underwriting subsidiaries are part of a highly competitive industry that serves individual consumers in North America, Europe, Latin America and Asia/Pacific by providing accident and health coverage, traditional life insurance and extended warranty and casualty insurance products and services through distribution networks, most of which are directly owned by the Registrant's subsidiaries.

         The supplemental accident and health and life distribution network encompasses primarily the agents of Combined Insurance and CLICNY (which operates exclusively in the State of New York). Combined Insurance, the Registrant's principal accident and health and life insurer, has a sales force of 7,000 career agents calling on individuals to sell a broad spectrum of low premium, low limit accident and health products. In addition, Combined Insurance has developed relationships with select brokers and consultants to reach specific niche markets. Combined Insurance offers a wide range of accident, sickness, short-term disability and other supplemental insurance products. Most of Combined Insurance's products are primarily fixed-indemnity obligations, thereby not subject to escalating medical costs. Combined Insurance offers a simplified accident and sickness long-term disability policy. Combined Insurance has expanded its product distribution to include direct response programs, affinity groups and worksite marketing, creating access to new markets and potential new policyholders. Combined Insurance's business is conducted in the United States, Canada, Latin America, Europe and Asia/Pacific.

         The Registrant's extended warranty and casualty insurance business, conducted by CSIC, its branches and subsidiaries in North America, South America and Asia/Pacific and London General in Europe, provides warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, these subsidiaries provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs. CSIC and London General are among the world's largest underwriters of consumer extended warranties. The extended warranty products are sold in the United States, Canada, Latin America, Europe and Asia/Pacific. The administration of certain warranty services on automobiles, electronic goods, personal computers and appliances is handled by certain operations in the Insurance Brokerage and Other Services segment. Revenues earned from this area will be reflected as revenues in CSC after the planned spin-off. A new initiative was recently launched to begin actively writing commercial property and casualty risks, consisting primarily of excess and surplus lines, errors and omissions, excess liability and workers' compensation.

         In 2001, the Registrant's underwriting business invested $227 million to obtain an ownership interest in Endurance Specialty Insurance, Ltd., which offers property and casualty insurance and reinsurance on a worldwide basis. The investment will help provide much needed underwriting capacity to commercial firms and insurance and reinsurance customers and will allow the underwriting business to participate in the growth expected in these areas.


(4)  DISCONTINUED OPERATIONS

         The Registrant hereby incorporates by reference note 6 of the Notes to Consolidated Financial Statements on page 44 of the Annual Report.


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

         Insurance companies must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced by the states in the United States, by industry self-regulating agencies in the United Kingdom, and by various regulatory agencies in other countries through the granting  and  revoking  of  licenses  to  do  business,  licensing  of  agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the United States utilize statutory accounting principles which are different from accounting principles generally accepted in the United States which are used in stockholders' reports. The statutory accounting principles, in keeping with the intent to assure the protection of policyholders are based, in general, on a liquidation concept while accounting principles generally accepted in the United States are based on a going-concern concept.

         The state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). The NAIC seeks to promote uniformity of, and to enhance the state regulation of, insurance. Both the NAIC and the individual states continue to focus on the solvency of insurance companies and their conduct in the market place. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. The NAIC revised its Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Aon's major insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that Aon's major insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes to Aon's major insurance subsidiaries was to increase the statutory capital and surplus by $54 million as of January 1, 2001.

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

         Recent federal and state laws and proposals mandating specific practices by medical insurers and the health care industry will not, because of the nature of the business of the Registrant's subsidiaries, materially affect the Registrant. Numerous states have had legislation introduced to reform the health care system and such legislation has passed in several states. While it is impossible to forecast the precise nature of future federal and state health care changes, the Registrant does not expect a major impact on its operations because of the supplemental nature of most of the policies issued by its insurance subsidiaries and because the coverages are primarily purchased to provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits. Congress has passed the Financial Services Modernization Act commonly known as S 900 or the Gramm, Leach, Bliley Act. While S 900 makes substantial changes in allowing financial organizations to diversify, the Registrant does not believe its enactment will have a material effect on the business of its insurance subsidiaries.


CLIENTELE

         No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant.


EMPLOYEES

         The Registrant's subsidiaries had approximately 53,000 employees at the end of 2001 of whom approximately 46,000 are salaried and hourly employees and the remaining 7,000 are career agents who are generally compensated wholly or primarily by commission.


ITEM 2.  PROPERTIES.

         The Registrant's subsidiaries own and occupy office buildings in six states and certain foreign countries, and lease office space elsewhere in the United States and in various foreign cities. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant hereby incorporates by reference note 15 of the Notes to Consolidated Financial Statements on page 57 of the Annual Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.



EXECUTIVE OFFICERS OF THE REGISTRANT

         Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. The executive officers of the Registrant were elected to their current positions on April 20, 2001 to serve until the meeting of the Board following the annual meeting of stockholders on April 19, 2002. Ages shown are as of December 31, 2001.

         For information concerning certain directors and executive officers of the Registrant, see item 10 below. As of March 1, 2002, the following individuals are also executive officers of the Registrant as defined in Rule 16a-1(f):

                                           HAS CONTINUOUSLY
                                         SERVED AS AN OFFICER
                                           OF REGISTRANT OR
            NAME, AGE, AND                  ONE OR MORE OF
            CURRENT OFFICE                 ITS SUBSIDIARIES                       BUSINESS EXPERIENCE
        OR PRINCIPAL POSITION                    SINCE                               PAST 5 YEARS
        ---------------------                    -----                               ------------

Harvey N. Medvin, 65                             1972            Mr. Medvin became Vice President and Chief
Executive Vice President and                                     Financial Officer of the Registrant in 1982 and
Chief Financial Officer                                          was elected to his current position in 1987.  He
                                                                 also serves as a Director or Officer of certain of
                                                                 the Registrant's subsidiaries.

Michael A. Conway, 54                            1990            Mr. Conway was Vice President of Combined
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


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

         The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York stock exchange. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data on page 61 of the Annual Report.

         The Registrant had approximately 11,912 holders of record of its Common Shares as of February 25, 2002.

         The Registrant hereby incorporates by reference note 11 of the Notes to Consolidated Financial Statements on pages 48 and 49 of the Annual Report.



ITEM 6.  SELECTED FINANCIAL DATA.

         The Registrant hereby incorporates by reference the "Selected Financial Data" table on page 61 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Registrant hereby incorporates by reference "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 18 through 31 and "Information Concerning Forward-Looking Statements" on the inside back cover of the Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Registrant hereby incorporates by reference "Market Risk Exposure" on page 31 of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Registrant hereby incorporates by reference the following statements, notes and data from the Annual Report.
                                                                         Page(s)
                                                                         -------
        Consolidated Financial Statements ............................   32 - 36
        Notes to Consolidated Financial Statements ...................   37 - 59
        Report of Ernst & Young LLP, Independent Auditors ............      60
        Quarterly Financial Data .....................................      62


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The Registrant hereby incorporates by reference the information on pages 3, 6 and 7 of the Proxy Statement For The Annual Meeting of the Stockholders on April 19, 2002, of the Registrant ("Proxy Statement") concerning the following Directors of the Registrant, each of whom also serves as an executive officer of the Registrant as defined in Rule 16a-1(f): Patrick G. Ryan, Michael D. O'Halleran and Raymond I. Skilling. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. The Registrant also hereby incorporates by reference the information on pages 10 and 11 of the Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION.

         The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 2001 Fiscal Year" and "Pension Plan Table" on pages 14 through 17 of the Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Registrant hereby incorporates by reference the share ownership data contained on pages 2, 8 and 9 of the Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Registrant hereby incorporates by reference the information under the heading "Transactions With Management" on pages 21 and 22 of the Proxy Statement.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) (1) AND (2). The Registrant has incorporated by reference from the Annual Report (see Item 8) the following consolidated financial statements of the Registrant and subsidiaries:

                                                                                                          Annual
                                                                                                          Report
                                                                                                          Page(s)
                                                                                                          -------

Consolidated Statements of Financial Position - As of December 31, 2001 and 2000                          32 - 33

Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999                             34

Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and
    1999                                                                                                     35

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001,
    2000 and 1999                                                                                            36

Notes to Consolidated Financial Statements                                                                37 - 59

Report of Ernst & Young LLP, Independent Auditors                                                            60

Quarterly Financial Data                                                                                     62

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

         (d) Amended Bylaws of the Registrant - incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

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

         (i) Resolutions establishing the terms of the 8.65% Notes due 2005, incorporated by reference to Exhibit 4(f) of the 2000 Form 10-K.

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

         (z) Annual Report to Stockholders of the Registrant for the year ended December 31, 2001 (for information, and not to be deemed filed, except for those portions specifically incorporated by reference herein).

         (aa)     List of Subsidiaries of the Registrant.

         (ab) Consent of Ernst & Young LLP to the incorporation by reference into Aon's Annual Report on Form 10-K of its report included in the 2001 Annual Report to Stockholders and into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037,
                  333-21237,   333-50607,   333-55773,   333-78723,   333-49300,
                  333-57706, 333-65624 and 333-74364.

         (ac) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 2001 - to be filed by amendment as provided in Rule 15d-21(b).

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

         (aj) Agreement and Plan of Merger dated July 16, 2001 among Aon Corporation, Ryan Holding Corporation of Illinois, Ryan Enterprises Corporation of Illinois, Holdco #1, Inc., Holdco #2, Inc., Patrick G. Ryan, Shirley W. Ryan and the
                  stockholders of Ryan Holding Corporation of Illinois and of Ryan Enterprises Corporation of Illinois set forth on the signature pages thereto - incorporated by reference to Exhibit
                  10.1 to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended June 30, 2001 (the "Second Quarter 2001 Form 10-Q").

         (ak) Stock Restriction Agreement dated July 16, 2001 among Aon Corporation, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 - incorporated by reference to Exhibit 10.2 to the Second Quarter 2001 Form 10-Q.

         (al) Escrow Agreement dated July 16, 2001 among Aon Corporation, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M. W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as escrow agent - incorporated by reference to Exhibit 10.3 to the Second Quarter 2001 Form 10-Q.

         (am) Indenture dated December 13, 2001, between the Registrant and the Bank of New York as Trustee (Floating Rate Notes due
                  2003).

         (an) Indenture dated December 13, 2001, between the Registrant and the Bank of New York as Trustee (6.2% Notes due 2007).

         (ao) Indenture dated December 31, 2001 between Private Equity Partnerships Structure I, LLC, as issuer and the Bank of New York as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent.


(B)      REPORTS ON FORM 8-K.

                  During the quarter ended December 31, 2001, the Registrant filed three Current Reports on Form 8-K.

                  (i) A Current Report on Form 8-K dated November 8, 2001 reporting its third quarter 2001 results and updating the status of its business transformation plan, the impact of September 11, 2001 attacks and spin-off plans.

                  (ii) A Current Report on Form 8-K dated December 3, 2001 reporting pro-forma financial statements relating to previously announced plans to spin-off its insurance underwriting operations.

                  (iii) A Current Report on Form 8-K dated December 4, 2001 announcing that the Company had filed a $750 million universal shelf registration with the Securities and Exchange Commission.

                                     SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 15TH DAY OF MARCH, 2002.

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

               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----



          /s/  PATRICK G. RYAN                 Chairman, Chief Executive                   March 15, 2002
----------------------------------------          Officer and Director
            Patrick G. Ryan                  (Principal Executive Officer)


         /s/ FRANKLIN A. COLE                          Director                            March 15, 2002
----------------------------------------
           Franklin A. Cole


         /s/ EDGAR D. JANNOTTA                         Director                            March 15, 2002
----------------------------------------
           Edgar D. Jannotta


         /s/ LESTER B. KNIGHT                          Director                            March 15, 2002
----------------------------------------
           Lester B. Knight


          /s/ PERRY J. LEWIS                           Director                            March 15, 2002
----------------------------------------
            Perry J. Lewis


         /s/ ANDREW J. McKENNA                         Director                            March 15, 2002
----------------------------------------
           Andrew J. McKenna


        /s/ ROBERT S. MORRISON                         Director                            March 15, 2002
----------------------------------------
          Robert S. Morrison


       /s/ RICHARD C. NOTEBAERT                        Director                            March 15, 2002
----------------------------------------
         Richard C. Notebaert


       /s/ MICHAEL D. O'HALLERAN                       Director                            March 15, 2002
----------------------------------------
         Michael D. O'Halleran

               SIGNATURE                                 TITLE                                  DATE
               ---------                                 -----                                  ----

         /s/ DONALD S. PERKINS                         Director                            March 15, 2002
----------------------------------------
           Donald S. Perkins


        /s/ JOHN W. ROGERS, JR.                        Director                            March 15, 2002
----------------------------------------
          John W. Rogers, Jr.


        /s/ GEORGE A. SCHAEFER                         Director                            March 15, 2002
----------------------------------------
          George A. Schaefer


        /s/ RAYMOND I. SKILLING                        Director                            March 15, 2002
----------------------------------------
          Raymond I. Skilling


          /s/ FRED L. TURNER                           Director                            March 15, 2002
----------------------------------------
            Fred L. Turner


          /s/ ARNOLD R. WEBER                          Director                            March 15, 2002
----------------------------------------
            Arnold R. Weber


          /s/ CAROLYN Y. WOO                           Director                            March 15, 2002
----------------------------------------
            Carolyn Y. Woo


         /s/ HARVEY N. MEDVIN                  Executive Vice President                    March 15, 2002
----------------------------------------     and Chief Financial Officer
           Harvey N. Medvin               (Principal Financial and Accounting
                                                       Officer)

                                                                                                              SCHEDULE I

                                 Aon Corporation
                                (PARENT COMPANY)
                   CONDENSED STATEMENTS OF FINANCIAL POSITION


                                                                                                AS OF DECEMBER 31
                                                                                      -----------------------------------
 (millions)                                                                                2001                2000
                                                                                      ----------------   ----------------

 ASSETS
         Investments in subsidiaries                                                          $ 6,608            $ 6,127
         Other investments                                                                         20                  -
         Notes receivable - subsidiaries                                                           58                515
         Cash and cash equivalents                                                                  4                  1
         Other assets                                                                              39                111
                                                                                      ----------------   ----------------
               TOTAL ASSETS                                                                   $ 6,729            $ 6,754
                                                                                      ================   ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
         LIABILITIES
         Short-term borrowings                                                                  $ 254              $ 853
         6.3% long-term debt securities                                                           100                100
         7.4% long-term debt securities                                                           100                100
         8.65% long-term debt securities                                                          250                250
         6.9% long-term debt securities                                                           250                250
         6.7% long-term debt securities                                                           150                150
         6.2% long-term debt securities                                                           250                  -
         Floating rate long-term debt securities                                                  150                  -
         Subordinated debt                                                                        800                800
         Notes payable - subsidiaries                                                             595                571
         Notes payable - other                                                                     70                 70
         Accrued expenses and other liabilities                                                   189                172
                                                                                      ----------------   ----------------
               TOTAL LIABILITIES                                                                3,158              3,316
                                                                                      ----------------   ----------------

        Redeemable Preferred Stock                                                                 50                 50

         STOCKHOLDERS' EQUITY
         Common stock                                                                             293                264
         Paid-in additional capital                                                             1,654                706
         Accumulated other comprehensive loss                                                    (535)              (377)
         Retained earnings                                                                      3,077              3,127
         Less treasury stock at cost                                                             (786)              (118)
         Less deferred compensation                                                              (182)              (214)
                                                                                      ----------------   ----------------
               TOTAL STOCKHOLDERS' EQUITY                                                       3,521              3,388
                                                                                      ----------------   ----------------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 6,729            $ 6,754
                                                                                      ================   ================

 See notes to condensed financial statements.

                                                                                                            SCHEDULE I
                                                                                                            (CONTINUED)


                                 Aon Corporation
                                (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                                                                                   YEARS ENDED DECEMBER 31
                                                                                           ---------------------------------------
 (MILLIONS)                                                                                   2001          2000          1999
                                                                                           -----------   -----------   -----------

 REVENUE
         Dividends from subsidiaries                                                            $ 333         $ 379         $ 467
         Other investment income                                                                    1             9            20
                                                                                           -----------   -----------   -----------
               TOTAL REVENUE                                                                      334           388           487
                                                                                           -----------   -----------   -----------


 EXPENSES
         Operating and administrative                                                              14            22            13
         Interest - subsidiaries                                                                   93           103            96
         Interest - other                                                                         107           122            85
                                                                                           -----------   -----------   -----------
               TOTAL EXPENSES                                                                     214           247           194
                                                                                           -----------   -----------   -----------


 INCOME BEFORE INCOME TAXES AND EQUITY (DEFICIT) IN
      UNDISTRIBUTED INCOME OF SUBSIDIARIES                                                        120           141           293
         Income tax benefit                                                                        85            95            70
                                                                                           -----------   -----------   -----------
                                                                                                  205           236           363
 EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES                                          (2)          238           (11)
                                                                                           -----------   -----------   -----------
         NET INCOME                                                                             $ 203         $ 474         $ 352
                                                                                           ===========   ===========   ===========


 See notes to condensed financial statements

                                                                                                            SCHEDULE I
                                                                                                            (CONTINUED)
                                 Aon Corporation
                                (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                  YEARS ENDED DECEMBER 31
                                                                                        --------------------------------------------
 (MILLIONS)                                                                                 2001            2000            1999
                                                                                        -------------   ------------    ------------


 CASH FLOWS FROM OPERATING ACTIVITIES                                                          $ 170          $ 137           $ 287

 CASH FLOWS FROM INVESTING ACTIVITIES:
          Investments in subsidiaries                                                            (24)          (124)           (363)
          Other investments                                                                      (20)             -               -
          Notes receivables from subsidiaries                                                     60            (40)           (208)
                                                                                        -------------   ------------    ------------
                 CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                     16           (164)           (571)
                                                                                        -------------   ------------    ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
          Treasury stock transactions - net                                                       49            (59)            (66)
          Issuance (repayment) of short-term borrowings - net                                   (599)            30             387
          Issuance of notes payable and long-term debt                                           608            266             284
          Repayment of long-term debt                                                              -              -            (100)
          Cash dividends to stockholders                                                        (241)          (226)           (210)
                                                                                        -------------   ------------    ------------
                 CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                   (183)            11             295
                                                                                        -------------   ------------    ------------


 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  3            (16)             11
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                    1             17               6
                                                                                        -------------   ------------    ------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR                                                        $ 4            $ 1            $ 17
                                                                                        =============   ============    ============


 See notes to condensed financial statements

                                                                      SCHEDULE I
                                                                     (CONTINUED)



                                 Aon Corporation
                                (Parent Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



(1)      See  notes  to  consolidated   financial  statements   incorporated  by
         reference from the 2001 Annual Report.

(2) Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $101 million may be subject to approval by regulatory authorities.

(3) In 2001, Aon entered into a new committed bank credit facility under which certain European subsidiaries can borrow up to EUR 500 million. At December 31, 2001, loans of EUR 269 million ($239 million) were outstanding under this facility.

         An indirect wholly-owned subsidiary of Aon Corporation manages various investment portfolios, totaling $249 million at December 31, 2001, held in a collateral trust for the benefit of certain unaffiliated entities and is obligated to produce specified investment returns for those portfolios. Aon Corporation has unconditionally guaranteed the obligations of this subsidiary.

(4) In 2001, the Condensed Statements of Cash Flows exclude the impact of certain non-cash transfers primarily related to notes receivable from subsidiaries and notes payable to subsidiaries.

(5) During 2001, Aon Corporation (Parent Company) reclassified $520 million of notes receivable - subsidiaries to investments in subsidiaries related to its shared services operations.

                                                                                                                     SCHEDULE II
                        AON CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 2001, 2000 and 1999


 (millions)                                                                ADDITIONS
                                                                -------------------------------
                                                                                    CHARGED/
                                                 BALANCE AT       CHARGED TO       (CREDITED)                           BALANCE
                                                 beginning         COST AND         TO OTHER        DEDUCTIONS          AT END
 Description                                      of year          EXPENSES         ACCOUNTS            (1)             OF YEAR
-------------------------------------------------------------   ---------------   -------------   ---------------   ---------------

YEAR ENDED DECEMBER 31, 2001
----------------------------
   Allowance for doubtful  accounts (2)
   (deducted from insurance brokerage
            and consulting receivables)                 $ 88              $ 30            $ (2)            $ (23)             $ 93

   Allowance for doubtful accounts
   (deducted from premiums and other)                      4                 -               -                 -                 4


YEAR ENDED DECEMBER 31, 2000
----------------------------
   Allowance for doubtful  accounts (2)
   (deducted from insurance brokerage
            and consulting receivables)                 $ 88              $ 19            $ (2)            $ (17)             $ 88

   Allowance for doubtful accounts
   (deducted from premiums and other)                      6                 -               -                (2)                4


YEAR ENDED DECEMBER 31, 1999
----------------------------
   Allowance for doubtful accounts (2)
   (deducted from insurance brokerage
            and consulting receivables)                   93                12              (3)              (14)               88

   Allowance for doubtful accounts
   (deducted from premiums and other)                      6                 1               -                (1)                6


-----------------------------------------------------------------------------------------------------------------------------------

(1)      Amounts deemed to be uncollectible.
(2)      Amounts  shown  in  additions   charged/(credited)  to  other  accounts
         primarily represent reserves related to acquired business and foreign exchange.

                                                                                                             SCHEDULE II.1
                        AON CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             AS OF DECEMBER 31, 2001


                                                                                                               AMOUNT SHOWN
                                                                                                               IN STATEMENT
                                                                         AMORTIZED            FAIR             OF FINANCIAL
 (millions)                                                             COST OR COST         VALUE               POSITION
                                                                    ----------------    ----------------    -------------------

 FIXED MATURITIES - AVAILABLE FOR SALE:
      U.S. government and agencies                                         $    355            $    361               $    361
      States and political subdivisions                                           3                   3                      3
      Debt securities of foreign governments
           not classified as loans                                              515                 521                    521
      Corporate securities                                                    1,169               1,131                  1,131
      Public utilities                                                           74                  72                     72
      Mortgage-backed securities                                                 42                  42                     42
      Other fixed maturities                                                     19                  19                     19
                                                                    ----------------    ----------------    -------------------
           TOTAL FIXED MATURITIES                                             2,177               2,149                  2,149
                                                                    ----------------    ----------------    -------------------

 EQUITY SECURITIES - AVAILABLE FOR SALE:
      Common stocks:
          Banks, trusts and insurance companies                                  79                  68                     68
          Industrial, miscellaneous and all other                                60                  53                     53
      Non-redeemable preferred stocks                                           286                 261                    261
                                                                    ----------------    ----------------    -------------------
           TOTAL EQUITY SECURITIES                                              425                 382                    382
                                                                    ----------------    ----------------    -------------------

 Mortgage loans on real estate                                                    3 *                                        3 *
 Policy loans                                                                    51 *                                       51 *
 Other long-term investments                                                    583 *                                      586 *
 Short-term investments                                                       2,975                                      2,975

                                                                    ----------------                        -------------------
           TOTAL INVESTMENTS                                               $  6,214                                   $  6,146
                                                                    ================                        ===================

* These investment categories are combined and are shown as other investments in the Consolidated Statements of Financial Position

                                                                                                              SCHEDULE II.2
                                                             AON CORPORATION AND SUBSIDIARIES
                                                                         REINSURANCE


                                                                  YEAR ENDED DECEMBER 31, 2001
                                        -------------------------------------------------------------------------------------
 (millions)                                                CEDED TO           ASSUMED                        PERCENTAGE OF
                                            GROSS            OTHER          FROM OTHER                           AMOUNT
                                            AMOUNT         COMPANIES         COMPANIES       NET AMOUNT      ASSUMED TO NET
                                        -------------------------------------------------------------------------------------

 LIFE INSURANCE IN FORCE                     $ 20,265         $ 13,660         $ 11,189         $ 17,794          63%
                                        ==============   ==============   ==============   ==============   =================

 PREMIUMS
     Life Insurance                          $    198         $    110          $    76         $    164          46%
     A&H Insurance                              1,293              329              222            1,186          19%
     Specialty Property & Casualty              1,061              482               93              672          14%
                                        --------------   --------------   --------------   --------------   -----------------
       TOTAL PREMIUMS                        $  2,552         $    921          $   391         $  2,022          19%
                                        ==============   ==============   ==============   ==============   =================



                                                                  YEAR ENDED DECEMBER 31, 2000
                                        -------------------------------------------------------------------------------------
 (millions)                                                 CEDED TO         ASSUMED                        PERCENTAGE OF
                                            GROSS            OTHER          FROM OTHER                          AMOUNT
                                            AMOUNT         COMPANIES        COMPANIES       NET AMOUNT      ASSUMED TO NET
                                        -------------------------------------------------------------------------------------

 LIFE INSURANCE IN FORCE                     $ 18,803          $ 9,442          $ 9,367         $ 18,728          50%
                                        ==============   ==============   ==============   ==============   =================

 PREMIUMS
     Life Insurance                          $    198          $   156          $   102         $    144          71%
     A&H Insurance                              1,209              309              189            1,089          17%
     Specialty Property & Casualty                965              380               88              673          13%
                                        --------------   --------------   --------------   --------------   -----------------
       TOTAL PREMIUMS                        $  2,372          $   845          $   379         $  1,906          20%
                                        ==============   ==============   ==============   ==============   =================



                                                                  YEAR ENDED DECEMBER 31, 1999
                                        -------------------------------------------------------------------------------------
 (millions)                                                 CEDED TO         ASSUMED                         PERCENTAGE OF
                                            GROSS            OTHER          FROM OTHER                          AMOUNT
                                            AMOUNT         COMPANIES        COMPANIES        NET AMOUNT     ASSUMED TO NET
                                        -------------------------------------------------------------------------------------

 LIFE INSURANCE IN FORCE                     $ 14,444         $ 10,023          $ 3,050          $ 7,471          41%
                                        ==============   ==============   ==============   ==============   =================

 PREMIUMS
     Life Insurance                          $    227         $     93          $     2          $   136           1%
     A&H Insurance                              1,167              257               91            1,001           9%
     Specialty Property & Casualty                860              274               85              671          13%
                                        --------------   --------------   --------------   --------------   -----------------
       TOTAL PREMIUMS                        $  2,254         $    624          $   178          $ 1,808          10%
                                        ==============   ==============   ==============   ==============   =================

                                                                                                               SCHEDULE II.3
                                                          AON CORPORATION AND SUBSIDIARIES
                                                         SUPPLEMENTARY INSURANCE INFORMATION


 (millions)
                                                                FUTURE POLICY    UNEARNED
                                                     DEFERRED       BENEFITS,   PREMIUMS AND
                                                      POLICY    LOSSES, CLAIMS     OTHER                          NET
                                                    ACUISITION     AND LOSS    POLICYHOLDERS'   PREMIUM       INVESTMENT
                                                      COSTS        EXPENSES       FUNDS(3)      REVENUE        INCOME(1)
                                                    --------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2001
 ----------------------------
    Insurance brokerage and other services        $         -    $         -    $        -    $         -   $       156
    Consulting                                              -              -             -              -             5
    Insurance underwriting                                704          1,963         3,027          2,022           223
    Corporate and other                                     -              -             -              -          (171)
                                                    ----------    -----------    ----------    -----------    -----------
              TOTAL                               $       704    $     1,963    $    3,027    $     2,022   $       213
                                                    ==========    ===========    ==========    ===========    ===========


 YEAR ENDED DECEMBER 31, 2000
 ----------------------------

    Insurance brokerage and other services        $         -    $         -    $        -    $         -   $       186
    Consulting                                              -              -             -              -             6
    Insurance underwriting                                656          1,855         3,122          1,906           245
    Corporate and other                                     -              -             -              -            71
                                                    ----------    -----------    ----------    -----------    -----------
              TOTAL                               $       656    $     1,855    $    3,122    $     1,906   $       508
                                                    ==========    ===========    ==========    ===========    ===========


 YEAR ENDED DECEMBER 31, 1999
 ----------------------------

    Insurance brokerage and other services        $         -    $         -    $        -    $         -   $       159
    Consulting                                              -              -             -              -             3
    Insurance underwriting                                636          1,769         3,337          1,808           251
    Corporate and other                                     -              -             -              -           164
                                                    ----------    -----------    ----------    -----------    ----------
              TOTAL                               $       636    $     1,769    $    3,337    $     1,808   $       577
                                                    ==========    ===========    ==========    ===========    ==========

(1) The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances. Results include income (loss) on disposals of investments.
(2)      Net of reinsurance ceded.
(3)      2000 and 1999 were restated to conform with the 2001 presentation.

                                                  AON CORPORATION AND SUBSIDIARIES
                                                SUPPLEMENTARY INSURANCE INFORMATION
                                                           (Continued)


 (millions)
                                                                      BENEFITS     AMORTIZATION
                                                                  CLAIMS, LOSSES    OF DEFERRED
                                                                        AND           POLICY       OTHER
                                                    COMMISSIONS,     SETTLEMENT     ACQUISITION   OPERATING     PREMIUMS
                                                    FEES AND OTHER   ENPENSES         COSTS       EXPENSES      WRITTEN(2)
                                                  ------------------------------------------------------------------------
 YEAR ENDED DECEMBER 31, 2001
 ----------------------------

    Insurance brokerage and other services        $       4,503   $         -    $         -    $     4,135   $         -
    Consulting                                              933             -              -            812             -
    Insurance underwriting                                    5         1,111            217            682         1,966
    Corporate and other                                       -             -              -            320             -
                                                    ------------    ----------    -----------    -----------    ----------
              TOTAL                               $       5,441   $     1,111    $       217    $     5,949   $     1,966
                                                    ============    ==========    ===========    ===========    ==========


 YEAR ENDED DECEMBER 31, 2000
 ----------------------------

    Insurance brokerage and other services        $       4,181   $         -    $         -    $     3,677   $         -
    Consulting                                              764             -              -            664             -
    Insurance underwriting                                   16         1,037            215            615         1,887
    Corporate and other                                       -             -              -            313             -
                                                    ------------    ----------    -----------    -----------    ----------
              TOTAL                               $       4,961   $     1,037    $       215    $     5,269   $     1,887
                                                    ============    ==========    ===========    ===========    ==========


 YEAR ENDED DECEMBER 31, 1999
 ----------------------------

    Insurance brokerage and other services        $       3,985   $         -    $         -    $     3,651   $         -
    Consulting                                              653             -              -            698             -
    Insurance underwriting                                   47           973            247            596         1,787
    Corporate and other                                       -             -              -            270             -
                                                    ------------    ----------    -----------    -----------    ----------
              TOTAL                               $       4,685   $       973    $       247    $     5,215   $     1,787
                                                    ============    ==========    ===========    ===========    ==========

(1) The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances. Results include income (loss) on disposals of investments.
(2)      Net of reinsurance ceded.
(3)      2000 and 1999 were restated to conform with the 2001 presentation.

                         Cross Reference Sheet, Pursuant
                           to General Instruction G(4)


ITEM IN FORM 10-K                                               INCORPORATED BY REFERENCE TO
-----------------                                               ----------------------------

Part I
------

Item 1. Business                                                Annual   Report  to   Stockholders   of  the
                                                                Registrant   for  the  Year  2001   ("Annual
                                                                Report")  pages 6 through 15, 23 through 27,
                                                                and pages 43, 58, 59 and 63.

Item 3. Legal Proceedings                                       Annual  Report  page 57 (note 15 of Notes to
                                                                Consolidated Financial Statements).

Part II
-------

Item 5. Market for the Registrant's Common Stock                Annual  Report  pages  48 and 49 (note 11 of
        and Related Security Holder Matters                     Notes to Consolidated  Financial Statements)
                                                                and page 61 ("Dividends  paid per share" and
                                                                "Price range").

Item 6. Selected Financial Data                                 Annual Report page 61.

Item 7. Management's Discussion and Analysis of                 Annual Report pages 18 through 31.
        Financial Condition and Results of
        Operations

Item 7A. Quantitative and Qualitative Disclosures               Annual Report page 31 ("Market Risk Exposure").
         about Market Risk

Item 8. Financial Statements, Report by Independent             Annual Report pages 32 through 60 and 62.
        Auditors and Supplementary Data

Part III
--------

Item 10. Directors and Executive Officers of the                Proxy  Statement For Annual Meeting of  Stockholders
         Registrant                                             on  April  19,  2002  of  the   Registrant   ("Proxy
                                                                Statement") pages 3, 6, 7, 10 and 11.

Item 11. Executive Compensation                                 Proxy Statement pages 14 through 17.

Item 12. Security Ownership of Certain Beneficial               Proxy Statement pages 2, 8 and 9.
         Owners and Management

Item 13. Certain Relationships and Related                      Proxy Statement pages 21 and 22 ("Transactions  With
         Transaction                                            Management").


Part IV
-------

Item 14. Exhibits, Financial Statement Schedules,               Annual Report pages 32 through 60 and 62.
         Reports on Form 8-K and Report by
              Independent Auditors


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

      (d)   Amended  Bylaws of the  Registrant  -  incorporated  by reference to
            Exhibit 3(d) to the Registrant's Annual Report to the Securities and
            Exchange  Commission  on Form 10-K for the year ended  December  31,
            2000 (the "2000 Form 10-K").

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

      (f) Resolutions establishing the terms of 8.65% Notes due 2005 - incorporated by reference to Exhibits 4(f) to the 2000 Form 10-K.

      (g)   Indenture  dated  December 13, 2001,  between the Registrant and the
            Bank of New York as Trustee (Floating Rate Notes due 2003).

      (h)   Indenture  dated  December 13, 2001,  between the Registrant and the
            Bank of New York as Trustee (6.2% Notes due 2007).


                                  EXHIBIT INDEX

Exhibit Number                                                                                   Page Number of
Regulation                                                                                       Sequentially
S-K, Item 601                                                                                    Numbered Copy
-------------                                                                                    -------------


      (i)   Indenture dated December 31, 2001 between Private Equity Partnerships
            Structure I, LLC, as issuer and  the  Bank  of  New  York as Trustee,
            Custodian, Calculation Agent, Note  Registrar,  Transfer  Agent  and
            Paying Agent.

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

                                  EXHIBIT INDEX

Exhibit Number                                                                                   Page Number of
Regulation                                                                                       Sequentially
S-K, Item 601                                                                                    Numbered Copy
-------------                                                                                    -------------

      (u)   Agreement  and  Plan  of  Merger  dated  July  16,  2001  among  Aon
            Corporation,  Ryan Holding Corporation of Illinois, Ryan Enterprises
            Corporation of Illinois,  Holdco #1, Inc., Holdco #2, Inc.,  Patrick
            G.  Ryan,  Shirley  W.  Ryan and the  stockholders  of Ryan  Holding
            Corporation  of  Illinois  and of Ryan  Enterprises  Corporation  of
            Illinois set forth on the signature pages thereto - incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended June 30, 2001 (the "Second Quarter 2001 Form 10-Q").

      (v)   Stock   Restriction   Agreement   dated  July  16,  2001  among  Aon
            Corporation,  Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan Jr.,
            Robert J.W.  Ryan, the Corbett M.W. Ryan Living Trust dated July 13,
            2001,  the Patrick G. Ryan Living  Trust  dated July 10,  2001,  the
            Shirley W. Ryan  Living  Trust  dated July 10,  2001,  the 2001 Ryan
            Annuity  Trust  dated  April 20, 2001 and the Family GST Trust under the PGR  2000  Trust  dated  November  22,  2000 -  incorporated  by reference to Exhibit 10.2 to the Second Quarter 2001 Form 10-Q.

      (w)   Escrow Agreement dated July 16, 2001 among Aon Corporation,  Patrick
            G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M. W. Ryan Living Trust dated July 13, 2001, the Patrick
            G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living
            Trust dated July 10, 2001,  the 2001 Ryan Annuity  Trust dated April
            20,  2001 and the  Family GST Trust  under the PGR 2000 Trust  dated
            November 22, 2000 and American  National  Bank and Trust  Company of
            Chicago, as escrow agent - incorporated by reference to Exhibit 10.3 to the Second Quarter 2001 Form 10-Q.


(12)  Statements regarding Computation of Ratios.

      (a)   Statement  regarding  Computation  of  Ratio  of  Earnings  to Fixed
            Charges.

      (b)   Statement  regarding  Computation  of Ratio of  Earnings to Combined
            Fixed Charges and Preferred Stock Dividends.

(13)  Annual  Report  to  Stockholders  of the  Registrant  for the  year  ended
      December 31, 2001.

(21)  List of subsidiaries of the Registrant.

(23)  Consent of Ernst & Young LLP to the  incorporation by reference into Aon's
      Annual  Report on Form 10-K of their  report  included  in the 2001 Annual
      Report  to  Stockholders  and  into  Aon's  Registration   Statement  Nos.
      33-27984, 33-42575, 33-59037, 333-21237,  333-50607, 333-55773, 333-78723,
      333-49300, 333-57706, 333-65624 and 333-74364.

                                  EXHIBIT INDEX

Exhibit Number                                                                                   Page Number of
Regulation                                                                                       Sequentially
S-K, Item 601                                                                                    Numbered Copy
-------------                                                                                    -------------

(99) Annual Report to the Securities and Exchange Commission on Form 11-K for the Aon Savings Plan for the year ended December 31, 2001 - to be filed by amendment as provided in Rule 15d-21(b).