Form 10-Q
period 2002-03-31
AON CORP
filed 2002-05-02
CIK 315293

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
     _               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

     _          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-7933

                                 Aon Corporation
                                 ---------------
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                             36-3051915
-------------------------------                            --------------------
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                              Identification No.)



200 E. RANDOLPH STREET, CHICAGO, ILLINOIS                         60601
------------------------------------------                      ----------
(Address of Principal Executive Offices)                        (Zip Code)

                         (312) 381-1000
                         --------------
                 (Registrant's Telephone Number)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

Number of shares of common stock outstanding:

                                                               No. Outstanding
              Class                                             as of 3-31-02
              -----                                             -------------

       $1.00 par value Common                                    272,009,453

                                         PART 1
                                  FINANCIAL INFORMATION
                                     Aon CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


 (MILLIONS)                                                   AS OF              AS OF
                                                           MARCH 31, 2002    DEC. 31, 2001
                                                         ----------------------------------
 ASSETS                                                   (UNAUDITED)

 INVESTMENTS

   Fixed maturities at fair value                                $ 2,442           $ 2,149

   Equity securities at fair value                                   303               382

   Short-term investments                                          2,615             2,975

   Other investments                                                 635               640

                                                         ----------------   ---------------
       TOTAL INVESTMENTS                                           5,995             6,146


 CASH                                                                569               439


 RECEIVABLES

   Insurance brokerage and consulting
        services                                                   7,543             7,033

   Other receivables                                               1,019               953

                                                         ----------------   ---------------
       TOTAL RECEIVABLES                                           8,562             7,986


 GOODWILL (NET OF ACCUMULATED AMORTIZATION:
             2002 - $ 698; 2001 - $ 698)                           3,856             3,842

 OTHER INTANGIBLE ASSETS (NET OF ACCUMULATED
      AMORTIZATION:  2002 - $ 721; 2001- $ 710)                      229               242

 OTHER ASSETS                                                      3,899             3,731



                                                         ----------------   ---------------
       TOTAL ASSETS                                             $ 23,110          $ 22,386
                                                         ================   ===============

                                                              AS OF             AS OF
                                                           MARCH 31, 2002   DEC. 31, 2001
                                                         ----------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY                      (UNAUDITED)

 INSURANCE PREMIUMS PAYABLE                                      $ 8,970           $ 8,233

 POLICY LIABILITIES
   Future policy benefits                                          1,249             1,266
   Policy and contract claims                                      1,006               937
   Unearned and advance premiums and contract fees                 2,109             1,974
   Other policyholder funds                                          766               813
                                                         ----------------  ----------------
       TOTAL POLICY LIABILITIES                                    5,130             4,990

 GENERAL LIABILITIES
   General expenses                                                1,624             1,770
   Short-term borrowings                                             212               257
   Notes payable                                                   1,790             1,694
   Other liabilities                                               1,005             1,071
                                                         ----------------  ----------------
       TOTAL LIABILITIES                                          18,731            18,015


 COMMITMENTS AND CONTINGENT LIABILITIES

 REDEEMABLE PREFERRED STOCK                                           50                50

 COMPANY-OBLIGATED MANDATORILY REDEEMABLE
   PREFERRED CAPITAL SECURITIES OF SUBSIDIARY
   TRUST HOLDING SOLELY THE COMPANY'S JUNIOR
   SUBORDINATED DEBENTURES                                           800               800


 STOCKHOLDERS' EQUITY
   Common stock - $1 par value                                       294               293
   Paid-in additional capital                                      1,655             1,654
   Accumulated other comprehensive loss                             (577)             (535)
   Retained earnings                                               3,117             3,077
   Less - Treasury stock at cost                                    (785)             (786)
          Deferred compensation                                     (175)             (182)
                                                         ----------------  ----------------
       TOTAL STOCKHOLDERS' EQUITY                                  3,529             3,521

                                                         ----------------  ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 23,110          $ 22,386
                                                         ================  ================

                                                  Aon CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                                                     FIRST QUARTER ENDED
                                                                            --------------------------------------
 (millions except per share data)                                                 MARCH 31,             MARCH 31,
                                                                                    2002                  2001
                                                                            ------------------  ------------------
 Revenue
    Brokerage commissions and fees ......................................             $ 1,444             $ 1,281
    Premiums and other ..................................................                 535                 508
    Investment income ...................................................                 109                  22
                                                                            ------------------  ------------------
       TOTAL REVENUE ....................................................               2,088               1,811
                                                                            ------------------  ------------------

 EXPENSES
    General expenses . ..................................................               1,463               1,396
    Benefits to policyholders . .........................................                 314                 292
    Interest expense ....................................................                  29                  36
    Amortization of intangible assets (Note 7) ..........................                  11                  39
    Unusual charges- World Trade Center (Note 4).........................                  90                   -
                                                                            ------------------  ------------------
       TOTAL EXPENSES. ..................................................               1,907               1,763
                                                                            ------------------  ------------------

 INCOME BEFORE INCOME TAX AND MINORITY INTEREST .........................                 181                  48
    Provision for income tax . ..........................................                  67                  19
                                                                            ------------------  ------------------
 INCOME BEFORE MINORITY INTEREST. .......................................                 114                  29
    Minority interest - 8.205% trust preferred capital securities .......                 (10)                (10)
                                                                            ------------------  ------------------
 NET INCOME .............................................................             $   104             $    19
                                                                            ==================  ==================
    Preferred stock dividends . .........................................                  (1)                 (1)
                                                                            ------------------  ------------------
 NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS . .........................             $   103             $    18
                                                                            ==================  ==================

 BASIC NET INCOME PER SHARE .............................................             $  0.38             $  0.07
                                                                            ==================  ==================

 DILUTIVE NET INCOME PER SHARE. .........................................             $  0.37             $  0.07
                                                                            ==================  ==================

 CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK . ........................             $ 0.225             $  0.22
                                                                            ==================  ==================

 Dilutive average common and common equivalent shares outstanding .......               276.6               267.9
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

                                                             AON CORPORATION
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (UNAUDITED)

                                                                                                          FIRST QUARTER ENDED
                                                                                                   ---------------------------------
                                                                                                     MARCH 31,          MARCH 31,
 (millions)                                                                                             2002              2001
                                                                                                   --------------    ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..................................................................................         $   104             $   19
   Adjustments to reconcile net income to cash provided by operating activities
        Insurance operating assets and liabilities, net of reinsurance . .......................             (22)                48
        Amortization of intangible assets ......................................................              11                 39
        Depreciation and amortization of property, equipment and software ......................              47                 44
        Income taxes ...........................................................................               4                (20)
        Special and unusual charges and purchase accounting liabilities. .......................              43                 23
        Valuation changes on investments, income on disposals and impairments ..................              10                 76
        Other receivables and liabilities - net ................................................              (6)               103
                                                                                                   --------------    ---------------
            CASH PROVIDED BY OPERATING ACTIVITIES ..............................................             191                332
                                                                                                   --------------    ---------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments
        Fixed maturities
            Maturities .........................................................................              34                 30
            Calls and prepayments ..............................................................              33                 16
            Sales ..............................................................................             265                365
        Equity securities ......................................................................              65                162
        Other investments ......................................................................              14                135
   Purchase of investments
        Fixed maturities .......................................................................            (650)              (385)
        Equity securities ......................................................................              (3)              (196)
        Other investments ......................................................................              (9)               (32)
   Short-term investments - net ................................................................             337               (180)
   Acquisition of subsidiaries .................................................................             (35)               (44)
   Property and equipment and other - net ......................................................             (56)               (57)
                                                                                                   --------------    ---------------
            CASH USED BY INVESTING ACTIVITIES ..................................................              (5)              (186)
                                                                                                   --------------    ---------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
    Treasury and common stock transactions - net ...............................................              13                 18
    Payments of short-term borrowings - net ....................................................             (43)              (252)
    Issuance of long-term debt .................................................................              96                 15
    Interest sensitive, annuity and investment-type contracts
        Deposits. ..............................................................................               -                  3
        Withdrawals ............................................................................             (59)              (102)
    Cash dividends to stockholders .............................................................             (62)               (58)
                                                                                                   --------------    ---------------
            CASH USED IN FINANCING ACTIVITIES ..................................................             (55)              (376)
                                                                                                   --------------    ---------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH .......................................................              (1)                (2)
                                                                                                   --------------    ---------------
 INCREASE (DECREASE) IN CASH ...................................................................             130               (232)
 CASH AT BEGINNING OF PERIOD ...................................................................             439              1,118
                                                                                                   --------------    ---------------
 CASH AT END OF PERIOD .........................................................................         $   569            $   886
                                                                                                   ==============    ===============

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

         Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 2001 for additional details of Aon's financial position, as well as a description  of the  accounting  policies  which  have  been  continued
         without material change, except for the adoption of Financial Accounting Standard Board's (FASB) Statement No. 141. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the footnotes below.

         Certain amounts in prior year's condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.


2.       Accounting and Disclosure Changes
         ---------------------------------

         Effective January 1, 2002, Aon adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of adopting Statement No. 142, the Company's goodwill is no longer amortized. Pursuant to Statement No. 142, goodwill must be periodically tested for impairment and the new standard provides six months to complete the impairment review. During the quarter, Aon completed its impairment review which indicated that there was no impairment as of January 1, 2002. See note 7.

         Aon also has adopted FASB Statement No. 141, Business Combinations. In accordance with Statement No. 141, other intangible assets that do not meet the criteria for recognition apart from goodwill (as defined by Statement No. 141) are to be classified as goodwill upon adoption of the statement. Aon has reclassified $287 million of these intangibles, net of accumulated amortization, to goodwill as of January 1, 2002. The December 31, 2001 condensed consolidated statement of financial position has been changed to reflect this reclass.

         Aon also adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The adoption of Statement No. 144 did not have a material impact on Aon's consolidated financial statements.


3.       Spin-Off of Underwriting Business
         ---------------------------------

         In April 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its current underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The transaction is subject to final Board approval and certain insurance regulatory approvals. The spin-off company will be named Combined Specialty Group, Inc., and the spin-off is currently expected to be completed in second quarter 2002. On April 11, 2002, Aon received a favorable private letter ruling from the U.S. Internal Revenue Service that provides, among other things, that Aon's common stockholders should not owe U.S. tax on a dividend of shares of Combined Specialty common stock in the spin-off. In first quarter 2002, Aon incurred $5 million of expenses related to the spin-off. These expenses, recorded in general expenses in the condensed consolidated statements of income, are primarily for outside professional fees.


4.       Unusual Charges
         ---------------

         In the third and fourth quarter 2001, Aon recorded pretax unusual charges of $68 million net of insurance and reinsurance recoveries related to losses sustained as result of the destruction of the World Trade Center on September 11, 2001 and the death of 175 employees. In the first quarter 2002, Aon recorded a pretax $90 million allowance ($56 million after tax) for a potentially uncollectible receivable related to a previously disclosed dispute with reinsurers over claims related to the World Trade Center disaster. The allowance, which is reported as an unusual charge in the condensed consolidated statements of income, was established due to an April 2002 court ruling (in an unrelated case) that may impact the venue for litigation between the Company and its reinsurers. This ruling has impacted Aon's ability to reasonably estimate the probable recovery under the claim, as of March 31, 2002. Aon continues to believe that its insurance underwriting subsidiary, Combined Insurance Company of America (CICA), which underwrote accident insurance for the benefit of Aon's employees, has valid reinsurance.


5.       Comprehensive Income  (Loss)
         ----------------------------

         The components of comprehensive income (loss), net of related tax, for the first quarter ended March 31, 2002 and 2001 are as follows:

                  (millions)                                                        2002                  2001
                                                                                    ----                  ----
                  Net income                                                   $      104             $        19
                  Net derivative losses                                                (7)                    (12)
                  Net unrealized investment gains (losses)                            (13)                     19
                  Net foreign exchange losses                                         (22)                    (43)
                                                                             -------------------    ------------------
                  Comprehensive income (loss)                                  $       62             $       (17)
                                                                             ===================    ==================


         The components of accumulated other comprehensive loss, net of related tax are as follows:

                                                                                  March 31,             December 31,
                  (millions)                                                        2002                    2001
                                                                                    ----                    ----
                  Net derivative losses                                        $       (7)             $        -
                  Net unrealized investment losses                                    (55)                    (42)
                  Net foreign exchange losses                                        (347)                   (325)
                  Net additional minimum pension liability                           (168)                   (168)
                                                                             --------------------    -------------------
                  Accumulated other comprehensive loss                         $     (577)             $     (535)
                                                                             ====================    ===================

6.       Business Segments
         -----------------

         Aon classifies its businesses into three operating segments based on the types of services and/or products delivered. There is also a fourth non-operating segment, Corporate and Other. The Insurance Brokerage and Other Services segment consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. Certain service businesses related to insurance underwriting operations are also reflected in this segment. The Consulting segment is Aon's human capital consulting organization which utilizes five major practices: employee benefits, compensation, management consulting, outsourcing and communications. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty and other specialty property and casualty insurance products. Corporate and Other segment revenue consists primarily of investment income from equity, fixed maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities. Revenues are derived from investment income from certain investments (which include non-income producing equities), valuation changes in limited partnership investments, and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other expenses include general expenses, administrative and certain information technology costs, interest expense and, in 2001, goodwill amortization.

         Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. There are no material inter-segment amounts to be eliminated.

         Selected information reflecting Aon's operating segments follows.

First Quarter ended March 31:                 Insurance Brokerage                                                Insurance
(millions)                                     and Other Services                  Consulting                  Underwriting
                                              -------------------                  ----------                  ------------
                                               2002           2001              2002          2001            2002        2001
                                                    ----           ----              ----          ----            ----        ----
Revenue
   United States                            $   592       $   541            $   149       $   135         $   412     $   406
   United Kingdom                               229           205                 37            36              79          80
   Continent of Europe                          261           240                 27            22              33          28
   Rest of World                                150           131                 20            19              54          53
----------------------------------------- ------------- --------------- -- ------------- ------------- -- ----------- ------------
Total Revenue                               $ 1,232       $ 1,117            $   233       $   212         $   578     $   567
----------------------------------------- ------------- --------------- -- ------------- ------------- -- ----------- ------------

Income before income taxes
    excluding unusual and special
    charges                                 $   187       $   196             $     27      $     25        $   69     $    68
Unusual charges - World Trade
   Center                                         -             -                    -             -            90           -
Special charges                                   -            70                    -             1             5           1
----------------------------------------- ------------- --------------- -- ------------- ------------- -- ----------- ------------
Income before income taxes                  $   187       $   126             $     27      $     24        $  (26)     $   67
----------------------------------------- ------------- --------------- -- ------------- ------------- -- ----------- ------------

Selected information for Aon's non-operating segment follows:

         -----------------------------------------------------------------------------------------------------------------------
         Corporate and Other
         (millions)                               First quarter ended March 31                         2002                2001

         -----------------------------------------------------------------------------------------------------------------------
         Corporate and Other revenue:
         Limited partnership investments                                                               $  9             $  (56)
         Income from marketable equity securities and other
            investments                                                                                   3                  1
                                                                                    --------------------------------------------
         Corporate and Other revenue before one-time items
           and loss on disposals and related expenses                                                    12                (55)
         Interest on tax refund                                                                          48                   -
         Loss on disposals and related expenses *                                                       (15)               (30)
                                                                                    --------------------------------------------
         Corporate and Other revenue                                                                     45                (85)
         Non-operating expenses:
           General expenses                                                                              23                  19
            Interest expense                                                                             29                  36
            Amortization of goodwill                                                                      -                  29
         -----------------------------------------------------------------------------------------------------------------------
         Loss before income tax                                                                        $ (7)            $ (169)
         -----------------------------------------------------------------------------------------------------------------------

         * Includes impairment write-downs of $8 million and $29 million for the first quarter ended March 31, 2002 and 2001, respectively.


7.       Goodwill and Other Intangible Assets
         ------------------------------------

         In accordance with FASB Statement No. 142, all of Aon's goodwill will no longer be amortized. Goodwill and other intangible assets are allocated to various reporting units, which are either at its operating segments or one reporting level below the operating segment. In prior years, goodwill amortization has been expensed in the Corporate and Other segment. Statement No. 142 requires Aon to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. Fair value is estimated based on revenue multiples, earnings before interest taxes, depreciation and amortization (EBITDA) and discounted cash flows.

         A reconciliation of the prior year's quarter reported net income to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applied as of January 1, 2001 follows:


         (millions, except per share amounts)                                      Three Months Ended March 31, 2001
                                                                         ------------------------------------------------------
                                                                                             Basic Net        Dilutive Net
                                                                                              Income              Income
                                                                             Amount          Per Share          Per Share
                                                                         ---------------  ---------------  ----------------
         Reported net income                                              $         19     $       0.07     $        0.07

         Add back amortization (net of tax):
             Goodwill                                                               25             0.09              0.09
             Intangible assets reclassified to goodwill                              3             0.01              0.01
         Less amortization (net of tax):
             Other intangible assets - change in amortization
                  periods                                                            1                -                 -
                                                                         ---------------  ---------------  ----------------
                                                                          $         46     $       0.17     $        0.17
                                                                         ===============  ===============  ================
         Reported net income and net income per share
             for the three months ended March 31, 2002                    $        104     $       0.38     $        0.37
                                                                         ===============  ===============  ================

The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:


                                                              Insurance
                                                              Brokerage
    (millions)                                                and Other                         Insurance
                                                               Services       Consulting      Underwriting         Total
                                                               --------       ----------      ------------         -----
    Balance as of December 31, 2001 (note 2)                   $ 3,239          $   366           $ 237           $ 3,842
    Goodwill acquired during quarter                                16                1               -                17
    Foreign currency revaluation                                    (3)               -               -                (3)
                                                               ---------        ---------        ---------        ---------
    Balance as of March 31, 2002                               $ 3,252          $   367           $ 237           $ 3,856
                                                               =========        =========        =========        =========

    Amortizable intangible assets by asset class follow:

                                                      Customer           Present Value        Marketing,
    (millions)                                      Related and            of Future          Technology
                                                   Contract Based           Profits           and Other            Total
                                                   --------------          ---------          ----------           -----
    Balance as of December 31, 2001                     $ 86                 $ 80                $ 76              $ 242
                                                       ======               ======              ======            =======
    Balance at March 31, 2002                           $ 82                 $ 75                $ 72              $ 229
                                                       ======               ======              ======            =======

    Range of years amortized                           3 - 29               4 - 13              3 - 25
                                                       ======               ======              ======

Amortization expense for amortizable intangible assets for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $46 million, $45 million, $42 million, $40 million and $38 million, respectively.

8.       Capital Stock
         -------------

         During first quarter 2002, Aon issued or reissued 1,749,000 shares of common stock for employee benefit plans and 144,000 shares in connection with the employee stock purchase plan. Aon purchased 74,000 shares of its common stock at a total cost of $2.9 million during first quarter 2002. There were 22.4 million shares of common stock held in treasury at March 31, 2002, of which all but 67,000 shares are restricted as to their reissuance.


9.       Capital Securities
         ------------------

         In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.


10.      Business Combinations
         ---------------------

         For the first quarter 2002, Aon made payments of $2 million on restructuring charges and purchase accounting liabilities relating to business combinations.

         In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions. Together, these costs were primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million, and asset impairments of $37 million. All termination benefits have been paid. The remaining liability of $55 million is for lease abandonments and other exit costs.

         The following table sets forth recent activity relating to these liabilities:

                  (millions)
                  Balance at December 31, 2000                      $        78
                  Cash payments in 2001                                     (19)
                  Cash payments in 2002                                      (2)
                  Foreign currency revaluation                               (2)
                                                                    ------------
                  Balance at March 31, 2002                         $        55
                                                                    ============

         All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the condensed consolidated statements of financial position.

11.      Business Transformation Plan
         ----------------------------

         In fourth quarter 2000, Aon announced a formal plan of restructuring Aon's worldwide operations. This plan constitutes the "business transformation plan" and will continue into 2002. Costs of the plan include special charges and transition costs. Pretax charges of $300 million were recorded in 2001 and 2000, of which $72 million was recorded in first quarter 2001, and are recorded in general expenses in the condensed consolidated statements of income. The special charges in the first quarter 2001 included costs related to termination benefits of $23 million, other costs to exit an activity of $3 million and other charges of $46 million primarily relating to costs for the abandonment of systems and equipment, as well as to end Aon's involvement in certain joint ventures and service partner relationships that did not meet profitability hurdles.

         Approximately 4,000 employees have either departed voluntarily or have positions that have been eliminated. Most of the terminations have occurred and are related to the Insurance Brokerage and Other Services segment in the U.S. and the U.K.

         For the first quarter 2002, Aon made payments of $9 million related to the business transformation plan.

         The following table sets forth the activity related to the liability for termination benefits and costs to exit an activity:

                                                                                              Other Costs
                                                                        Termination            to Exit an
           (millions)                                                      Benefits              Activity                Total
           --------------------------------------------------------------------------------------------------------------------

           Expense charged in 2000                                     $       54              $      6             $      60
           Cash payments in 2000                                              (13)                   (3)                  (16)
           Expense charged in 2001                                            109                    21                   130
           Cash payments in 2001                                              (73)                  (20)                  (93)
           Cash payments in 2002                                               (8)                   (1)                   (9)
           Foreign currency revaluation                                        (2)                    -                    (2)
           --------------------------------------------------------------------------------------------------------------------
           Balance at March 31, 2002                                   $       67              $      3             $      70
           --------------------------------------------------------------------------------------------------------------------

         All of Aon's unpaid liabilities relating to business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position.

12.      Income Per Share
         ----------------

         Income per share is calculated as follows:

                                                                                   First Quarter Ended March 31,
                                                                     ---------------------------------------------------
                (millions except per share data)                                  2002                       2001
                --------------------------------------------------------------------------------------------------------

                Net income                                                      $  104                     $   19
                Redeemable preferred stock dividends                                (1)                        (1)
                                                                      --------------------------------------------------
                Net income  for dilutive and basic                              $  103                     $   18
                                                                      ==================================================

                Basic shares outstanding                                           274                        265
                Common stock equivalents                                             3                          3
                                                                      --------------------------------------------------
                Dilutive potential common shares                                   277                        268
                --------------------------------------------------------------------------------------------------------
                Basic net income per share                                    $   0.38                   $   0.07
                Dilutive net income per share                                 $   0.37                   $   0.07
                --------------------------------------------------------------------------------------------------------


13.      Alexander & Alexander Services Inc. (A&A) Discontinued Operations
         -----------------------------------------------------------------

         Prior to its acquisition by Aon, A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary.

         In January 2002, Aon settled certain of these liabilities. The settlements had no material effect on the condensed consolidated financial statements. As of March 31, 2002, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. These A&A related liabilities amounted to $73 million, net of reinsurance recoverables and other assets of $86 million.


14.      Contingencies
         -------------

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

         One of Aon's insurance subsidiaries is a defendant in twelve lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 1,800 other current or former policyholders may file similar claims. The attorneys have furnished no or only sparse details of these possible claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Each suit and any threatened claim that matures into a suit will be most vigorously defended.

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

                       FIRST QUARTER ENDED MARCH 31, 2002


GENERAL
-------

Aon has three operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting. These segments are based on the type of client and the services or products delivered. Aon has a fourth, non-operating segment, Corporate and Other.

References to organic revenue growth exclude the impact of acquisitions, dispositions, transfers, investment income, foreign exchange and other unusual items. Within the Insurance Underwriting segment, written premiums are the basis for the measurement of organic growth. References to income before income tax are before minority interest related to the issuance of 8.205% mandatorily redeemable preferred capital securities. For purposes of operating segment discussions, comparisons against 2001 results exclude unusual and special charges.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS
-------------------------------------------------

This quarterly report may contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, changes in commercial property and casualty premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, the final execution of the business transformation plan, the ultimate cost and timing of the implementation thereof, the actual cost savings and other benefits resulting therefrom, whether the Company ultimately implements the proposed spin-off of its underwriting operations, rating agency actions, and any proposed capital raising, and the timing and terms associated therewith, and events surrounding terrorist attacks of September 11, 2001, including the timing and resolution of related insurance and reinsurance issues.

SPIN-OFF OF UNDERWRITING BUSINESS
---------------------------------

As previously disclosed, on April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its insurance underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The spin-off would take the form of a tax-free stock dividend of the outstanding shares of common stock of Combined Specialty Group, Inc. (Combined Specialty), a new company formed to hold the insurance underwriting businesses. The transaction requires final Board approval and certain insurance regulatory approvals and is currently expected to be completed in second quarter 2002. On April 11, 2002, Aon received a favorable private letter ruling from the U.S. Internal Revenue Service that provides, among other things, that Aon's common stockholders should not owe U.S. tax on a dividend of shares of Combined Specialty common stock in the spin-off.

In the first quarter 2002, Aon incurred $5 million of expenses related to the spin-off. These expenses, recorded in general expenses in the condensed consolidated statements of income, are primarily for outside professional fees.

BUSINESS TRANSFORMATION PLAN
----------------------------

In fourth quarter 2000, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign, and accelerate organic revenue growth. The implementation of this plan began in the fourth quarter of 2000 and, due to delays as discussed below, will continue into 2002. The majority of the plan costs and savings are related to the Insurance Brokerage and Other Services segment, principally in the U.S. and the United Kingdom, where most of Aon's offices and employees are located. Outside of U.S. retail brokerage, the business transformation plan has delivered expected benefits of improved revenue growth and enhanced productivity. In the U.S. retail brokerage, however, a more extensive plan involved the redesign of many processes and job roles, which resulted in delays implementing certain process conversions. The conversion of all large account back office servicing in U.S. retail brokerage to the four regional services centers was completed during the first quarter. Small account back office servicing in the U.S. will be converted by the end of second quarter 2002. The delays have been due to challenges in handling higher volumes of transfers between field operations and the client service business units as well as the destruction of Aon's largest and most advanced client service business unit, which was housed in the World Trade Center. This delay also adversely affected new business production as attention was diverted from generating new accounts to completing client conversions. Expenses have been higher than expected, due in part to additional temporary employee expense necessary to complete the account conversions to the client service business units, as well as increased compensation for certain brokerage employees and the hiring of employees with specialized skills. The changing dynamics of the insurance marketplace have also increased the time requirements for handling certain job functions.

In connection with the plan, Aon recorded pretax special charges of $72 million ($44 million after tax or $0.16 per share) in first quarter 2001. Pretax charges of $23 million in first quarter 2001 related to termination benefits and involved about 1,200 employees. As part of the business transformation, Aon examined its marginal return non-core business alliances and took a pretax charge of $38 million to end Aon's involvement in certain joint ventures and service partner relationships that did not meet profitability hurdles. It also allowed Aon to further reduce headcounts. Charges of $11 million were incurred for asset impairments, primarily relating to the abandonment of systems and equipment, and other charges.

Net transition costs, primarily related to our core operating businesses, were approximately $3 million for both the first quarter 2002 and 2001, respectively, and consisted of process conversion costs, consulting fees and temporary help.

Annualized pretax savings from the plan, which is not fully implemented, are estimated to be approximately $150 million related to actions already taken. These savings are expected to be achieved starting in 2002 on an annualized basis as transition and other one-time costs related to the business transformation plan are eliminated. These savings will be partially offset by increased compensation for certain U.S. retail employees and the hiring of new employees with special skills at higher compensation levels. Savings in both 2002 and 2001 in the U.S. were substantially offset by lower revenues and transition costs related in part to longer than expected duplicate processing.

CONSOLIDATED RESULTS
--------------------

Total revenue increased $277 million or 15% when compared to first quarter 2001. Excluding the effect of foreign exchange rates, revenues rose 18% over first quarter 2001, attributable principally to growth in brokerage commissions and fees and an increase in reported investment income. Investment income improved year over year due to a one-time tax related item of $48 million, a positive valuation change in limited partnerships in 2002 versus reduced valuations last year, and lower impairment writedowns this year. Consolidated revenue for the operating segments grew approximately 14% on an organic basis over last year.

Brokerage commissions and fees increased $163 million or 13% in first quarter 2002. This improvement was primarily from organic growth, including the impact of increased premium rates, increased new business, and 2001 business combination activity, especially ASI Solutions Incorporated (ASI) and First Extended, Inc.

 Premiums and other is primarily related to insurance underwriting operations. Premiums and other improved $27 million over first quarter 2001. In the first quarter, growth in the accident and health lines and new specialty property and casualty lines was somewhat offset by the impact of the prior loss of some accounts in the warranty business.

Investment income, which includes related expenses and income or loss on disposals and impairments, increased significantly in the first quarter 2002 when compared to prior year, of which $48 million of the increase was due to a tax related settlement. In December 2001, Aon sold the vast majority of its limited partnership (LP) portfolio. The remaining LP's posted a positive change in valuation versus reduced valuations in 2001. Also, impairment writedowns for certain directly owned equity investments were $21 million less than last year. These improvements were somewhat offset by lower returns due to reductions in short-term interest rates from 2001. Investment income from Insurance Brokerage and Other Services and Consulting segments, primarily relating to fiduciary funds, decreased $26 million in first quarter 2002 compared to 2001, primarily as a result of declines in rates.

Total expenses increased $144 million or 8% over first quarter 2001. Expenses in 2002 include $5 million of costs related to the spin-off of Combined Specialty, as well as an unusual charge of $90 million, to establish an allowance for a potentially uncollectible receivable related to a dispute with reinsurers over claims related to the World Trade Center. In 2001, $72 million of special charges were recognized for the business transformation plan. Total expenses, excluding these charges, rose 7%. General expenses increased $67 million or 5% in the quarter reflecting growth of the businesses and higher costs in the U.S. retail brokerage business. Benefits to policyholders rose $22 million or 8%. Interest expense declined $7 million or 19%, driven by lower short-term interest rates. Amortization of intangible assets declined $28 million as goodwill was not amortized in 2002, in accordance with FAS 142 (see notes 1 and 7).

As a result of these factors, income before income tax improved significantly from $48 million in 2001 to $181 million in 2002.

First quarter 2002 net income rose to $104 million ($0.37 per dilutive share) compared to $19 million ($0.07 per dilutive share) in 2001. Basic net income per share was $0.38 and $0.07 in first quarter 2002 and 2001, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The exclusion of goodwill amortization in 2002 contributed to Aon's effective tax rate declining to 37% in the first quarter 2002 from 39% in 2001.

OPERATING SEGMENTS
------------------

INSURANCE BROKERAGE AND OTHER SERVICES
--------------------------------------

The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage operations as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. This segment represented 59% of Aon's total revenues for the first quarter of 2002.

First quarter 2002 Insurance Brokerage and Other Services revenue was $1.2 billion, up 10% over last year. Excluding foreign exchange, revenues rose 12%. Organic revenue growth was 13% in the quarter, up from 8% in fourth quarter 2001. Claims services, domestic, international and wholesale brokerage all posted solid revenue gains for the quarter. Reported revenues were impacted by a decline in investment income of $25 million due to a drop in interest rates. In addition, the managing underwriting business experienced a temporary decline in revenue due to a required change in an insurance carrier relationship that is expected to be corrected during the second quarter.

U.S. revenue of $592 million for the quarter was up 9% from 2001, despite a fall off of investment income due to lower interest rates. The increase reflects fundamental growth, improved pricing and the impact of acquisitions, all of which more than offset the direct and indirect impact of the business transformation plan on the U.S. retail operation and the World Trade Center disaster. International, reinsurance and wholesale brokerage performed well. U.S. retail's new to lost business ratio improved over the fourth quarter 2001 in certain U.S. retail brokerage units as operational changes were implemented to achieve long-term benefits of the business transformation plan. Commercial property and casualty premium rate increases were evident for most lines of coverage and client demand for risk retention programs and services has risen along with the upward trend in premium rates. U. K. and Continent of Europe revenues of $490 million for the first quarter increased 10% from 2001, primarily due to organic growth driven by higher insurance premium rates and new business. The reported revenue growth was unfavorably impacted by the effect of foreign exchange rates. Rest of world revenue increased $19 million or 15% over first quarter 2001 reflecting solid organic growth resulting from new business, good renewal rates and the positive impact of hardening insurance markets.

Pretax income was $187 million for the first quarter 2002. Excluding special charges last year pertaining to the business transformation plan, pretax income fell 5% from 2001. Pretax margins, excluding the special charges, were 15.2% in the quarter compared to 17.5% in 2001. The margin decline was principally driven by the significant decrease in investment income from last year. In addition, higher costs in certain parts of the U.S. retail business, due to delays in the business transformation process, including expense to run parallel systems longer than expected, along with increased compensation costs, including higher pension costs, contributed to the margin decline. These items more than offset strong organic growth and business transformation savings.


CONSULTING
----------

The consulting segment provides a full range of human capital management services. These services are delivered to a predominately corporate clientele utilizing five practices: employee benefits, compensation, management consulting, outsourcing and communications. This segment accounted for 11% of Aon's total revenues for the first quarter 2002.

First quarter 2002 revenue increased 10% to $233 million. Excluding the foreign exchange rate impact, revenues grew 11%. For the first quarter 2002, revenue grew 4% on an organic basis reflecting slower economic conditions. On a global basis, the improvement in revenue was influenced by acquisition activity, especially the inclusion of ASI, acquired in the second quarter 2001, as well as organic growth. Client demand for solutions that enhance workforce productivity continued. However, the worsening economy has put some pressure on organic revenue growth.

For the quarter, U.S. revenue of $149 million was up 10% from 2001. The improvement primarily reflects the impact of the ASI acquisition. U.K. and Continent of Europe revenue rose $6 million for the quarter compared to 2001. Organic revenue growth and acquisitions were somewhat offset by unfavorable foreign exchange rates. Rest of World revenue rose $1 million from 2001 to $20 million.

Pretax income was $27 million for the quarter, a 13% increase over last year. Excluding 2001 special charges, pretax income improved 8% over 2001. Pretax margins in this segment, excluding the special charges, were 11.6% in the quarter compared to 11.8% in 2001. Margin comparisons were positively influenced during the quarter by strong results in the U.S. employee benefits business but were pressured by the effects of a weak economy.


INSURANCE UNDERWRITING
----------------------

The Insurance Underwriting segment provides supplemental accident and health and life insurance coverage through several distribution networks, most of which are directly owned by Aon's subsidiaries, and specialty property and casualty insurance, including extended warranty products. This segment represented 28% of Aon's total revenues for the first quarter 2002.

Revenue was $578 million in the first quarter 2002, an increase of 2% from 2001. Excluding the impact of exchange rates, revenues rose 5% for the quarter. Improvement over last year reflects the impact of organic growth and acquisitions. Organic revenue growth, based on written premiums, was 18% for the quarter, due in part to new specialty property and casualty and accident and health insurance business. Partially offsetting core business growth was the prior loss of several accounts in the extended warranty business, as well as lower investment income.

U.S. revenue increased $6 million in the first quarter 2002 to $412 million. Higher revenues reflect new product initiatives and increased revenues for accident and health products, which more than offset a decline in electronic warranty products. U.K. and Continent of Europe revenue of $112 million increased 4% during the quarter due to increased electronic warranty business. Rest of World revenue was $54 million for the first quarter, up $1 million from 2001.

The pretax loss was $26 million for the quarter. Excluding this quarter's establishment of a $90 million allowance for a potentially uncollectible receivable related to a dispute with reinsurers over claims related to the World Trade Center and spin-off related expenses of $5 million, and 2001's special charge, pretax income rose 1% over last year. Before unusual and special charges, pretax margins in this segment were 11.9% in the quarter compared to 12.0% in 2001. A decline in investment income, due mainly to lower interest rates, affected margin comparisons in the quarter. New underwriting initiatives drove premium growth but also resulted in increased benefits to policyholders, which offset an unusual increase in warranty claims during the first quarter 2001 related to an isolated program that did not affect subsequent quarters.

NON-OPERATING SEGMENT
---------------------

CORPORATE AND OTHER
-------------------

Revenue in this category consists primarily of investment income (including income or loss on disposals, including impairment losses) which is not otherwise reflected in the results of the operating segments. Invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the underwriting businesses and related income, are allocated to the Corporate and Other segment. Corporate and Other expenses encompass general expenses, which include administrative and certain information technology costs, interest expense and, in 2001, goodwill amortization.

Corporate and Other revenue for the first quarter 2002 was $45 million, versus a negative $85 million in the first quarter 2001. In December 2001, Aon sold the vast majority of its limited partnership (LP) portfolio to a special purpose entity (PEPS I). The remaining LP's provided a positive change in valuation versus reduced valuations in 2001. Also in 2002, Aon recognized $48 million of interest income due to settlement of a prior year tax related issue. The year-to-year comparison is also impacted by lower write-downs of certain directly-owned equity investments compared to first quarter 2001.

Corporate and Other expenses for the quarter were $52 million, down $32 million from the same period last year. Goodwill amortization was $29 million for the first quarter 2001. In accordance with Statement No. 142, which Aon adopted on January 1, 2002, Aon will no longer amortize goodwill. However, it will test annually for impairments. Interest expense declined $7 million for the quarter, reflecting lower interest rates. General expenses rose $4 million over first quarter 2001 due in part to expenses to establish new management personnel for Combined Specialty.

The revenue and expense comparisons discussed above contributed to the overall Corporate and Other pretax loss of $7 million in the quarter versus a loss of $169 million last year.

                        CASH FLOW AND FINANCIAL POSITION
                        AT THE END OF FIRST QUARTER 2002



Cash flows from operating activities represent the net income earned by Aon in the reported periods adjusted for non-cash charges as well as changes in assets and liabilities. Cash flows provided by operating activities for the first three months 2002 were $191 million, a $141 million decrease over the same period in 2001. Other receivables and liabilities decreased $109 million during the year, driven by incentive compensation payments of $42 million and a tax related refund receivable of $48 million. The year-over-year difference in valuation changes on investments, income on disposals and impairments represents lower valuations on the company's LP portfolio and higher impairment loss on investments that occurred in 2001. These items were somewhat offset by higher net income and the timing of income tax payments and refunds.

Investing activities used cash of $5 million, versus cash usage of $186 million in 2001. The net purchase of investments used cash of $251 million during the first three months of 2002. This was offset by the net sale of short-term investments of $337 million. In 2001, purchases of short-term investments used $180 million, while net sales of investments generated cash of $99 million.

Cash of $55 million was used during the first three months of 2002 for financing activities, which was $321 million less than was utilized in 2001. The lower usage of cash from last year is primarily due to a smaller decrease in the amount of short-term debt paid down, coupled with a larger increase in long-term debt issued. In 2001, a significant amount of U.S. commercial paper was repaid, in part due to utilizing cash from a dividend received from one of Aon's insurance company subsidiaries.

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

Upon the completion of the spin-off of Combined Specialty, the "new" Aon and Combined Specialty Boards of Directors will each determine their own post-spin dividend policy based on consideration of earnings, cash flow, capital needed to support growth, regulatory requirements and other factors. Aon's management has recommended that the quarterly cash dividend for "new" Aon be $0.15 per share. Combined Specialty plans to reinvest a significant portion of its cash flows in order to accelerate earnings growth and improve total returns on capital. As such, the proposed quarterly dividend rate for Combined Specialty is expected to be $0.11 per share, based upon the post-distribution share allocation.

Aon intends to distribute in the spin-off one share of Combined Specialty common stock for every three shares of Aon common stock. Accordingly, it is expected that Aon stockholders who continue to hold their shares of Combined Specialty stock will initially receive total quarterly cash dividends with respect to each of their shares of Aon stock, taken together with the dividends on the Combined Specialty stock distributed in respect of that share, of approximately $0.186, compared with Aon's most recent quarterly dividend of $0.225 per share.

Due to the contractual nature of its insurance policyholder liabilities, which are primarily intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.4 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95%) and has a fair value that is 98% of amortized cost at March 31, 2002.

Total assets increased $724 million to $23.1 billion since year-end 2001. Invested assets at March 31, 2002 decreased $151 million from year-end levels due in part to lower guaranteed investment contracts and unrealized losses. The amortized cost and fair value of less than investment grade fixed maturity investments at March 31, 2002 were $123 million and $115 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 2002 was $25 million, or 0.4% of total invested assets.

Short-term borrowings decreased at the end of first quarter 2002 by $45 million when compared to year-end 2001 due to lower international borrowings. At the end of first quarter 2002, notes payable increased by $96 million when compared to year-end 2001. The increase was due to higher U.S. commercial paper borrowings of $183 million partially offset by the repayment of foreign debt of $86 million. Commercial paper borrowings have been included in notes payable based on Aon's intent and ability to maintain or refinance these obligations on a long-term basis through 2005.

Stockholders' equity increased $8 million during the first three months of 2002, reflecting an increase in net income before preferred dividends of $104 million. Partially offsetting the increase were dividends paid to stockholders of $62 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions.

At March 31, 2002, stockholders' equity per share was $12.97, down from $13.03 at December 31, 2001 as the slightly higher equity balance was more than offset by the increased number of shares outstanding since year-end.


REVIEW BY INDEPENDENT AUDITORS
------------------------------

The condensed consolidated financial statements at March 31, 2002, and for the three months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors and Stockholders
Aon Corporation

We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial position of Aon Corporation as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 12, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.




                                                               ERNST & YOUNG LLP

Chicago, Illinois
April 29, 2002

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The Annual Meeting of Stockholders of the Registrant was held on April 19, 2002 (the "2002 Annual Meeting").

      (b)   Not applicable.

      (c)(i)   Name                           For                  Against
               ----                           ---                  -------

               Edgar D. Jannotta          242,634,156             3,176,884
               Lester B. Knight           243,758,835             2,052,205
               Perry J. Lewis             242,694,240             3,116,800
               R. Eden Martin             242,690,666             3,120,374
               Andrew J. McKenna          242,659,963             3,151,077
               Robert S. Morrison         243,751,788             2,059,252
               Richard C. Notebaert       243,734,656             2,076,384
               Michael D. O'Halleran      243,352,771             2,458,269
               John W. Rogers, Jr.        242,700,482             3,110,558
               Patrick G. Ryan            243,756,180             2,054,860
               Patrick G. Ryan, Jr.       241,426,894             4,384,146
               George A. Schaefer         242,669,800             3,141,240
               Raymond I. Skilling        243,715,937             2,095,103
               Carolyn Y. Woo             242,691,926             3,119,114


            (ii) Set forth below is the tabulation of the vote on the selection of Ernst & Young LLP as auditors for the Registrant for the 2002 fiscal year.

                         For                Against                  Abstain
                         ---                -------                  -------

                     239,220,162           5,578,198                1,012,680

      (d)   Not applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits - The  exhibits  filed  with this  report are listed on the
            --------
            attached Exhibit Index.

      (b)   Reports on Form 8-K - No Current  Reports on Form 8-K were filed for
            -------------------
            the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Aon Corporation
                                    (Registrant)

May 2, 2002                         /s/ Harvey N. Medvin
                                    --------------------
                                    HARVEY N. MEDVIN
                                    EXECUTIVE VICE PRESIDENT AND
                                    CHIEF FINANCIAL OFFICER
                                    (Principal Financial and Accounting Officer)

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

      (b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.


(15)  Letter re: Unaudited Interim Financial Information

                                                                                                                      EXHIBIT 12(A)

                                             AON CORPORATION AND CONSOLIDATED SUBSIDIARIES
                                               COMBINED WITH UNCONSOLIDATED SUBSIDIARIES
                                           COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                        THREE MONTHS ENDED
                                                            MARCH 31,                          YEARS ENDED DECEMBER 31,
                                                       --------------------  ------------------------------------------------------
 (millions except ratios)                                2002       2001       2001        2000       1999       1998       1997
                                                       ---------  ---------  ---------  ---------- ---------- ---------- ----------
 Income before provision for income taxes
     and minority interest (1)                            $ 181       $ 48      $ 399       $ 854      $ 635      $ 931      $ 542

 ADD BACK FIXED CHARGES:

     Interest on indebtedness                                29         36        127         140        105         87         70

     Interest on ESOP                                         -          -          -           -          1          2          3

     Portion of rents representative of interest factor      15         14         57          54         49         51         44

                                                       ---------  ---------  ---------  ---------- ---------- ---------- ----------
       INCOME AS ADJUSTED                                 $ 225       $ 98      $ 583      $1,048      $ 790     $1,071      $ 659
                                                       =========  =========  =========  ========== ========== ========== ==========


 FIXED CHARGES:

     Interest on indebtedness                              $ 29       $ 36      $ 127       $ 140      $ 105       $ 87       $ 70

     Interest on ESOP                                         -          -          -           -          1          2          3


     Portion of rents representative of interest factor      15         14         57          54         49         51         44

                                                       ---------  ---------  ---------  ---------- ---------- ---------- ----------
       TOTAL FIXED CHARGES                                 $ 44       $ 50      $ 184       $ 194      $ 155      $ 140      $ 117
                                                       =========  =========  =========  ========== ========== ========== ==========

 RATIO OF EARNINGS TO FIXED CHARGES                         5.1        2.0        3.2         5.4        5.1        7.6        5.6
                                                       =========  =========  =========  ========== ========== ========== ==========

(1) Income before provision from income taxes and minority interest includes an unusual charge of $90 million established as an allowance for a potentially uncollectible receivable related to a dispute with reinsurers over claims related to the World Trade Center, as well as a special charge of $5 million pertaining to the spin-off of Combined Specialty Group, Inc., for the three months ended March 31, 2002, and $72 million related to the business transformation plan for the three months ended March 31, 2001, respectively.

     Income before provision for income taxes and minority interest includes unusual charges of $68 million related to the World Trade Center attacks for the year ended December 31, 2001 and special charges of $218 million, $82 million, $313 million, and $172 million for the years ended December 31, 2001, 2000, 1999, and 1997, respectively.

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


                                                       THREE MONTHS ENDED
                                                             MARCH 31,                    YEARS ENDED DECEMBER 31,
                                                      --------------------- -------------------------------------------------------
(millions except ratios)                                2002        2001      2001        2000        1999       1998       1997
                                                      ---------  ---------- ----------  ---------  ----------  ---------  ---------
Income before provision for income taxes
    and minority interest (1)                            $ 181        $ 48      $ 399      $ 854       $ 635      $ 931      $ 542

ADD BACK FIXED CHARGES:

    Interest on indebtedness                                29          36        127        140         105         87         70

    Interest on ESOP                                         -           -          -          -           1          2          3

    Portion of rents representative of interest factor      15          14         57         54          49         51         44

                                                      ---------  ---------- ----------  ---------  ----------  ---------  ---------
      INCOME AS ADJUSTED                                 $ 225        $ 98      $ 583     $1,048       $ 790     $1,071      $ 659
                                                      =========  ========== ==========  =========  ==========  =========  =========


FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:

    Interest on indebtedness                              $ 29        $ 36      $ 127      $ 140       $ 105       $ 87       $ 70

    Preferred stock dividends                               17          17         70         70          70         70         82

                                                      ---------  ---------- ----------  ---------  ----------  ---------  ---------
        INTEREST AND DIVIDENDS                              46          53        197        210         175        157        152

    Interest on ESOP                                         -           -          -          -           1          2          3

    Portion of rents representative of interest factor      15          14         57         54          49         51         44

                                                      ---------  ---------- ----------  ---------  ----------  ---------  ---------
        TOTAL FIXED CHARGES AND PREFERRED
        STOCK DIVIDENDS                                   $ 61        $ 67      $ 254      $ 264       $ 225      $ 210      $ 199
                                                      =========  ========== ==========  =========  ==========  =========  =========

RATIO OF EARNINGS TO COMBINED FIXED
    CHARGES AND PREFERRED STOCK DIVIDENDS (2)              3.7         1.5        2.3        4.0         3.5        5.1        3.3
                                                      =========  ========== ==========  =========  ==========  =========  =========

(1) Income before provision from income taxes and minority interest includes an unusual charge of $90 million established as an allowance for a potentially uncollectible receivable related to a dispute with reinsurers over claims related to the World Trade Center, as well as a special charge of $5 million pertaining to the spin-off of Combined Specialty Group, Inc., for the three months ended March 31, 2002, and $72 million related to the business transformation plan for the three months ended March 31, 2001, respectively.

     Income before provision for income taxes and minority interest includes unusual charges of $68 million related to the World Trade Center attacks for the year ended December 31, 2001 and special charges of $218 million, $82 million, $313 million, and $172 million for the years ended December 31, 2001, 2000, 1999, and 1997, respectively.

(2) Included in total fixed charges and preferred stock dividends are $16 million for the three months ended March 31, 2002 and 2001, $66 million for the years ended December 31, 2001, 2000, 1999 and 1998, and $64 million for the year ended December 31, 1997, of pretax distributions on the 8.205% mandatorily redeemable preferred capital securities which are classified as "minority interest" on the condensed consolidated statements of income.


                                                                      Exhibit 15




Board of Directors and Stockholders
Aon Corporation


We are aware of the incorporation by reference in the Registration Statements of Aon Corporation ("Aon") described in the following table of our report dated April 29, 2002 relating to the unaudited condensed consolidated interim financial statements of Aon Corporation that are included in its Form 10-Q for the quarter ended March 31, 2002:

        Registration Statement
        ----------------------
         Form          Number                     Purpose
         ----          ------                     -------

         S-8          33-27984          Pertaining to Aon's savings plan
         S-8          33-42575          Pertaining to Aon's stock award plan and
                                          stock option plan
         S-8          33-59037          Pertaining to Aon's stock award plan and
                                          stock option plan
         S-4          333-21237         Offer to exchange Capital Securities of
                                          Aon Capital A
         S-3          333-50607         Pertaining to the registration of
                                          369,000 shares of common stock
         S-8          333-55773         Pertaining  to Aon's  stock  award plan,
                                          stock option plan and employee stock
                                          purchase plan
         S-3          333-78723         Pertaining to the registration of debt
                                          securities, preferred stock and common
                                          stock
         S-3          333-49300         Pertaining to the registration of
                                          3,864,824 shares of common stock
         S-4          333-57706         Pertaining to the  registration  of a
                                          proposed  issuance of up to 3,852,184
                                          shares of common stock to the
                                          stockholders of ASI Solutions, Inc.
         S-3          333-65624         Pertaining to the registration of
                                          2,000,000 shares of common stock
         S-3          333-74364         Pertaining to the registration of debt
                                          securities, preferred stock, common
                                          stock, share purchase contracts, and
                                          share purchase units


Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.


                                                               ERNST & YOUNG LLP



Chicago, Illinois
April 29, 2002