Form 10-Q
period 2002-06-30
AON CORP
filed 2002-08-14
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7933

Aon Corporation
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	36-3051915 (IRS Employer Identification No.)
200 E. RANDOLPH STREET, CHICAGO, ILLINOIS (Address of Principal Executive Offices)	60601 (Zip Code)

(312) 381-1000
(Registrant's Telephone Number)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Number of shares of common stock outstanding:

Class	No. Outstanding as of 6-30-02
$1.00 par value Common	272,757,891

Explanatory Note

        As described in a press release issued by Aon Corporation ("Aon" or the "Company") on August 14, 2002 (which release was filed as an exhibit to the Company's Form 8-K on the same day), the Company recently resolved various accounting and disclosure comments from the Securities and Exchange Commission's (SEC's) Division of Corporation Finance. One of the comments addressed a disputed reinsurance recoverable recorded in the third quarter of 2001 relating to benefits paid to beneficiaries of World Trade Center employees. The Company originally had recorded an allowance for potential uncollectibility of the receivable in the first quarter of 2002. In order to resolve the comment, the Company agreed to instead establish the allowance in the fourth quarter of 2001 and reverse the amount previously recorded in first quarter 2002. To effect this timing change, the Company will restate its financial statements (including relevant Schedules and Exhibits) for the affected periods and will file such restatements on an amended Form 10-K for the year ended December 31, 2001 and an amended Form 10-Q for the quarter ended March 31, 2002 as soon as practicable. The information contained herein is presented as though such restatements and amendments have already taken place. For further information, see footnotes 1, 16 and 17 of the Notes to Condensed Consolidated Financial Statements. The information contained herein shall be deemed to supersede, correct and supplement any information inconsistent therewith contained in any document previously filed by the Company with the Securities and Exchange Commission pursuant to Sections 13(a), 14 or 15(d) of the Securities Exchange Act of 1934. The making of any such superseding, correcting or supplementing statement shall not be deemed an admission that the superseded, corrected or supplemented statement, when made, constituted an untrue statement of a material fact or an omission to state a material fact necessary to make a statement not misleading.

Part I
FINANCIAL INFORMATION
Aon Corporation
Condensed Consolidated Statements of Financial Position

	As of June 30, 2002	As of Dec. 31, 2001
	(Unaudited)	(Restated)
	(millions)
Assets
Investments
Fixed maturities at fair value	$2,029	$2,149
Equity securities at fair value	292	382
Short-term investments	3,003	2,975
Other investments	612	640

Total investments	5,936	6,146
Cash	761	439
Receivables
Insurance brokerage and consulting services	8,352	7,033
Other receivables	1,380	863

Total receivables	9,732	7,896
Goodwill (net of accumulated amortization: 2002—$698; 2001—$698)	4,003	3,842
Other intangible assets (net of accumulated amortization: 2002—$735; 2001—$710)	218	242
Other assets	3,941	3,765

Total Assets	$24,591	$22,330

Liabilities and Stockholders' Equity
Insurance Premiums Payable	$10,103	$8,233
Policy Liabilities
Future policy benefits	1,286	1,266
Policy and contract claims	1,096	937
Unearned and advance premiums and contract fees	2,188	1,974
Other policyholder funds	621	813

Total policy liabilities	5,191	4,990
General Liabilities
General expenses	1,559	1,770
Short-term borrowings	292	257
Notes payable	1,816	1,694
Other liabilities	1,089	1,071

Total Liabilities	20,050	18,015
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Junior Subordinated Debentures	800	800
Stockholders' Equity
Common stock—$1 par value	295	293
Paid-in additional capital	1,688	1,654
Accumulated other comprehensive loss	(380)	(535)
Retained earnings	3,056	3,021
Less—Treasury stock at cost	(784)	(786)
Deferred compensation	(184)	(182)

Total Stockholders' Equity	3,691	3,465

Total Liabilities and Stockholders' Equity	$24,591	$22,330

Aon Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(millions except per share data)
Revenue
Brokerage commissions and fees	$1,510	$1,347	$2,954	$2,628
Premiums and other	638	492	1,173	1,000
Investment income (loss)	(26)	78	83	100

Total revenue	2,122	1,917	4,210	3,728

Expenses
General expenses	1,671	1,523	3,134	2,919
Benefits to policyholders	391	260	705	552
Interest expense	30	31	59	67
Amortization of intangible assets (Note 6)	14	39	25	78

Total expenses	2,106	1,853	3,923	3,616

Income Before Income Tax and Minority Interest	16	64	287	112
Provision for income tax	6	25	107	44

Income Before Minority Interest	10	39	180	68
Minority interest—8.205% trust preferred capital securities	(10)	(10)	(20)	(20)

Net Income	$—	$29	$160	$48

Preferred stock dividends	—	—	(1)	(1)

Net Income Available for Common Stockholders	$—	$29	$159	$47

Basic Net Income Per Share	$—	$0.11	$0.58	$0.18

Dilutive Net Income Per Share	$—	$0.11	$0.57	$0.17

Cash dividends per share paid on common stock	$0.225	$0.225	$0.45	$0.445

Dilutive average common and common equivalent shares outstanding	278.0	270.2	277.3	268.7

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2002	June 30, 2001
	(millions)
Cash Flows from Operating Activities:
Net income	$160	$48
Adjustments to reconcile net income to cash provided by operating activities
Insurance operating assets and liabilities, net of reinsurance	68	(45)
Amortization of intangible assets	25	78
Depreciation and amortization of property, equipment and software	101	90
Income taxes	(51)	(87)
Special and unusual charges and purchase accounting liabilities	(14)	114
Valuation changes on investments, income on disposals and impairments	96	96
Other receivables and liabilities—net	220	2

Cash Provided by Operating Activities	605	296

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	128	58
Calls and prepayments	68	47
Sales	592	605
Equity securities	100	158
Other investments	29	27
Purchase of investments
Fixed maturities	(943)	(630)
Equity securities	(14)	(146)
Other investments	(6)	(53)
Short-term investments—net	66	(162)
Acquisition of subsidiaries	(42)	(70)
Property and equipment and other—net	(106)	(112)

Cash Used by Investing Activities	(128)	(278)

Cash Flows from Financing Activities:
Treasury and common stock transactions—net	23	19
Issuance (payments) of short-term borrowings—net	15	(105)
Issuance of long-term debt	121	—
Repayment of long-term debt	—	(33)
Interest sensitive, annuity and investment-type contracts
Deposits	—	5
Withdrawals	(203)	(134)
Cash dividends to stockholders	(124)	(118)

Cash Used in Financing Activities	(168)	(366)

Effect of Exchange Rate Changes on Cash	13	(5)

Increase (Decrease) in Cash	322	(353)
Cash at Beginning of Period	439	1,118

Cash at End of Period	$761	$765

See the accompanying notes to condensed consolidated financial statements.

Notes to the Condensed Consolidated Financial Statements

1.
Statement of Accounting Principles

        The financial results included in this report are stated in conformity with accounting principles generally accepted in the United States and are unaudited but include all normal recurring adjustments which the Registrant ("Aon" or the "Company") considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year as further discussed below.

        Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 2001 (as restated) for additional details of Aon's financial position, as well as a description of the accounting policies that have been continued without material change, except for the adoption of Financial Accounting Standard Board's (FASB) Statements No. 141 and 142. In addition, Aon has had recent discussions with the staff of the Securities and Exchange Commission (SEC) Division of Corporation Finance regarding comments received from them. These discussions have resulted in resolutions concerning certain comments and final resolutions have been achieved. Aon has enhanced various disclosures in the Notes to the Condensed Consolidated Financial Statements to resolve these comments. As explained in the Explanatory Note contained previously in this Form 10-Q, these condensed consolidated financial statements and notes are being filed on a basis as if an amended 2001 Form 10-K and first quarter 2002 Form 10-Q have been filed. See note 16 for further discussion of SEC matters resolved and note 17 for further discussion of the restatement. The details included in the notes have not changed except as a result of normal transactions in the interim and the events discussed in the notes below.

        Certain amounts in prior year's condensed consolidated financial statements have been reclassified to conform to the 2002 presentation.

  Revenue Recognition

        Brokerage Commissions and Fees.    Commission income is recognized at the later of the billing or effective date of the policy. However, in circumstances where a binding order has been received before the end of the accounting period and coverage is effective, but processing has not yet occurred in the billing system due to timing, an accrual is recorded. The amounts recorded for these accruals are generally consistent from period to period and the total accrual has not materially impacted the historical trend of revenue and earnings in any quarterly or annual period. The Company's policy for estimating allowances for return commissions on policy cancellations is to record an allowance based on a historical evaluation of cancellations as a percentage of related revenue. Certain life insurance commissions, commissions on premiums billed directly by insurance companies and certain other carrier compensation are generally recognized as income when received. Revenues may be recorded in advance of the cash receipts in cases where the amounts due to be received have been confirmed by the insurance company, or when the Company has sufficient information in its records to estimate amounts for premium based revenue accruals in accordance with agreements the Company has with insurance carriers. Commissions on premium adjustments are recognized as they occur. Fees for claims services, benefit consulting, human capital outsourcing, reinsurance services and other services are recognized when the services are rendered. The portion of the revenues received on extended warranty contracts that are for the marketing, administration and servicing of those contracts are reported as earned consistent with the method used to earn the premium portion of those revenues, and revenues that represent administrative fee-for-service arrangements for which Aon does not bear the underwriting risk, which are earned as those services are performed. These fee-for-service arrangements include the marketing and servicing of extended warranty contracts on behalf of other companies and brokerage commissions for accident and health products placed with non-Aon insurance carriers.

  Premium and Other Revenue

        For accident and health products, premiums are reported as earned in proportion to insurance protection provided over the period covered by the policies. For life products, premiums are recognized as revenue when due. For extended warranty products, premium revenues represent the portion of revenue from these contracts that are submitted to an Aon insurance carrier for coverage and are earned over the period of risk in proportion to the amount of insurance protection provided in accordance with FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.

        Amounts received for investment-type contracts are reported as deposits rather than revenue. Expenses for these contracts primarily consist of interest credited to policy account balances.

  Other Than Temporary Impairments on Investments Recognition Policy

        Declines in the market value of invested assets below cost are evaluated for other than temporary impairment losses on a quarterly basis.

        Impairment losses for declines in value of fixed maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with SAB 59, FASB Statement No. 115 and related guidance. For fixed maturity investments with unrealized losses due to market conditions or industry-related events where the Company has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other than temporary.

        Aon's policy for equity securities is to recognize impairment losses on specific securities that have had continuous material unrealized losses for more than three consecutive quarters or less, due to industry-related events or market conditions.

2.
Accounting and Disclosure Changes

        Effective January 1, 2002, Aon adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of adopting Statement No. 142, the Company's goodwill is no longer amortized. Pursuant to Statement No. 142, goodwill must be periodically tested for impairment and the new standard provided six months to complete the impairment review. In first quarter 2002, Aon completed its impairment review that indicated that there was no impairment as of January 1, 2002. See note 6.

        Aon also has adopted FASB Statement No. 141, Business Combinations. In accordance with Statement No. 141, other intangible assets that do not meet the criteria for recognition apart from goodwill (as defined by Statement No. 141) are to be classified as goodwill upon adoption of the statement. Aon has reclassified $287 million of these intangibles, net of accumulated amortization, to goodwill as of January 1, 2002. The December 31, 2001 condensed consolidated statement of financial position has been reclassified for this item.

        Aon also adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The adoption of Statement No. 144 did not have a material impact on Aon's consolidated financial statements.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 is effective January 1, 2003. The adoption of this statement is not expected to have a material impact on Aon's consolidated financial statements.

3.
Planned Divestiture of Underwriting Business

        In April 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its current underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The company was named Combined Specialty Group, Inc. (Combined Specialty). In March 2002, Combined Specialty filed its Form 10 with the Securities and Exchange Commission. In April 2002, Aon received a favorable private letter ruling from the U.S. Internal Revenue Service (IRS). Aon had previously stated its intention to raise common equity in connection with the proposed divestiture, subject to market conditions, regulatory review, a favorable IRS ruling and final board approval. However, current market conditions are not conducive to raising capital at this time. Therefore, Aon is investigating alternative options for Combined Specialty, including a sale of all or part of Combined Specialty and/or a spin-off of part of Combined Specialty.

        In the second quarter and first six months of 2002, Aon incurred $3 million and $8 million, respectively, of expenses related to the proposed divestiture. These expenses, recorded in general expenses in the condensed consolidated statements of income, primarily represent outside professional fees.

4.
Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of related tax, for the second quarter and six months ended June 30, 2002 and 2001 are as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(millions)
Net income	$—	$29	$160	$48
Net derivative gains (losses)	20	—	13	(12)
Net unrealized investment gains	61	3	48	22
Net foreign exchange gains (losses)	116	(3)	94	(46)

Comprehensive income (loss)	$197	$29	$315	$(12)

        The components of accumulated other comprehensive loss, net of related tax are as follows:

	June 30, 2002	December 31, 2001
	(millions)
Net derivative gains	$13	$—
Net unrealized investment gains (losses)	6	(42)
Net foreign exchange losses	(231)	(325)
Net additional minimum pension liability	(168)	(168)

Accumulated other comprehensive loss	$(380)	$(535)

5.
Business Segments

        Aon classifies its businesses into three operating segments based on the types of services and/or products delivered. There is also a fourth non-operating segment, Corporate and Other. The Insurance Brokerage and Other Services segment consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. Certain service businesses related to insurance underwriting operations are also reflected in this segment. The Consulting segment is Aon's human capital consulting organization that utilizes five major practices:

employee benefits, compensation, management consulting, outsourcing and communications. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty and other specialty property and casualty insurance products. Corporate and Other segment revenue consists primarily of investment income from equity, fixed maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed net policyholders' liabilities. Revenues are derived from investment income from certain investments (which include non-income producing equities), valuation changes in remaining limited partnership investments, and gains and losses on disposals of all securities and other than temporary impairment losses, including those pertaining to assets maintained by the operating segments. Corporate and Other expenses include general expenses, administrative and certain information technology costs, interest expense and, in 2001, goodwill amortization.

        Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. There are no material inter-segment amounts to be eliminated.

        Selected information reflecting Aon's operating segments follows:

	Insurance Brokerage and Other Services		Consulting		Insurance Underwriting
	2002	2001	2002	2001	2002	2001
	(millions)
Second Quarter ended June 30:
Revenue
United States	$638	$602	$168	$157	$486	$393
United Kingdom	276	238	36	37	91	70
Continent of Europe	194	161	21	16	35	33
Rest of World	184	153	23	19	65	52

Total revenue	$1,292	$1,154	$248	$229	$677	$548

Income (loss) before income taxes	$142	$78	$23	$24	$(2)	$56

	Insurance Brokerage and Other Services		Consulting		Insurance Underwriting
	2002	2001	2002	2001	2002	2001
	(millions)
Six months ended June 30:
Revenue
United States	$1,230	$1,143	$317	$292	$898	$799
United Kingdom	505	443	73	73	170	150
Continent of Europe	455	401	48	38	68	61
Rest of World	334	284	43	38	119	105

Total revenue	$2,524	$2,271	$481	$441	$1,255	$1,115

Income (loss) before income taxes	$329	$204	$50	$48	$62	$123

        Selected information for Aon's Corporate and Other segment follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
Corporate and Other
	2002	2001	2002	2001
	(millions)
Corporate and Other revenue:
Limited partnership investments	$5	$(7)	$14	$(63)
Income from marketable equity securities and other investments	3	3	6	4

Corporate and Other revenue before one-time items and loss on disposals / write-downs and related expenses	8	(4)	20	(59)
Interest on tax refund	—	—	48	—

Loss on disposals / write-downs and related expenses*	(103)	(10)	(118)	(40)

Corporate and Other revenue	(95)	(14)	(50)	(99)

Expenses:
General expenses	22	20	45	39
Interest expense	30	31	59	67
Amortization of goodwill	—	29	—	58

Loss before income tax	$(147)	$(94)	$(154)	$(263)

*
Includes other than temporary investment impairment write-downs of $101 million (including $56 million or $0.13 per share for the cumulative adjustment for other than temporary impairments that existed in prior financial reporting periods) and $4 million for the second quarter ended June 30, 2002 and 2001, respectively, and $109 million (including $56 million or $0.13 per share cumulative adjustment) and $33 million for the six months ended June 30, 2002 and 2001, respectively.

6.
Goodwill and Other Intangible Assets

        In accordance with FASB Statement No. 142, all of Aon's goodwill will no longer be amortized. Goodwill and other intangible assets are allocated to various reporting units, which are either at its operating segments or one reporting level below the operating segment. In prior years, goodwill amortization has been systematically expensed in the Corporate and Other segment. Statement No. 142 requires Aon to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. Fair value is estimated based on various valuation metrics, including revenue multiples, earnings before interest, taxes, depreciation and amortization and discounted cash flows.

        A reconciliation of the prior year's quarter and six months year-to-date reported net income to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applied as of January 1, 2001 follows:

	Second Quarter Ended June 30, 2001			Six Months Ended June 30, 2001
	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share
	(millions, except per share amounts)
Reported net income	$29	$0.11	$0.11	$48	$0.18	$0.17
Add back amortization (net of tax):
Goodwill	26	0.09	0.09	51	0.18	0.18
Intangible assets reclassified to goodwill	2	0.01	0.01	5	0.02	0.02
Less amortization (net of tax):
Other intangible assets—change in amortization periods	(1)	(0.01)	(0.01)	(2)	(0.01)	(0.01)

	$56	$0.20	$0.20	$102	$0.37	$0.36

Reported net income and net income per share for the second quarter and six months ended June 30, 2002	$—	$—	$—	$160	$0.58	$0.57

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002 are as follows:

	Insurance Brokerage and Other Services	Consulting	Insurance Underwriting	Total
	(millions)
Balance as of December 31, 2001 (note 2)	$3,239	$366	$237	$3,842
Goodwill acquired during the period	29	4	—	33
Foreign currency revaluation	125	2	1	128

Balance as of June 30, 2002	$3,393	$372	$238	$4,003

        Amortizable intangible assets by asset class follow:

	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
	(millions)
Balance as of December 31, 2001	$86	$80	$76	$242
Balance at June 30, 2002	$77	$72	$69	$218
Range of years amortized	3 - 29	4 - 13	3 - 25

        Amortization expense for amortizable intangible assets for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $54 million, $53 million, $41 million, $28 million and $26 million, respectively.

7.
Capital Stock

        During the first six months 2002, Aon issued or reissued 2,253,000 shares of common stock for employee benefit plans and 314,000 shares in connection with the employee stock purchase plan. Aon purchased 74,000 shares of its common stock at a total cost of $2.9 million during the first half of 2002. There were 22.4 million shares of common stock held in treasury at June 30, 2002, of which all but 33,000 shares are restricted as to their reissuance.

8.
Capital Securities

        In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.

9.
Business Combinations

        For the second quarter and six months 2002, Aon made payments of $3 million and $5 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

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

        The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2000	$78
Cash payments in 2001	(19)
Cash payments in 2002	(5)
Foreign currency revaluation	1

Balance at June 30, 2002	$55

        All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the condensed consolidated statements of financial position.

10.
Business Transformation Plan

        In fourth quarter 2000, Aon announced a formal plan of restructuring Aon's worldwide operations. This plan constitutes the "business transformation plan" and continues into 2002. Costs of the plan include special charges and transition costs. Net pretax expenses of $294 million were recorded in 2002, 2001 and 2000, of which $218 million and $146 million were recorded in the first half and second quarter 2001, respectively, and are recorded in general expenses in the condensed consolidated statements of income.

        For the first six months of 2001, expenses included costs related to termination benefits of $109 million, covering notification to 3,150 employees. Other costs to exit an activity of $21 million were incurred, which included $10 million for abandoned leases and $11 million for direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs.

        Other expenses of $88 million were recorded in the first half of 2001. The Company has acted as a servicing agent for a limited partnership affiliated with automobile dealerships to provide auto financing to dealerships on a cooperative basis through various financing conduit facilities. The Company also has a general partnership interest in the limited partnership. Continued competition from financing provided by the financing arms of automobile manufacturers caused the Company to evaluate whether it wished to continue in this servicing partner relationship. In first quarter 2001, the Company elected to cease new servicing business and run off its existing service obligation. The limited partnership affiliated with automobile dealerships established allowances for uncollectible loan balances. In conjunction with the decision to discontinue new auto financing receivables, the limited partners are not obligated to contribute additional capital beyond what they have already provided for any shortfall in the reserves for their individual book of business. The Company is required to fund any shortfalls in accordance with the Company's limited recourse to the funding facility arranged by the servicing agent. The servicing agent estimated the liability that the Company would have for the existing shortfall at the time the Company decided to discontinue new auto loan financing under the facility. The Company recorded a charge to establish this obligation in accordance with FASB Statement No. 5, which amounted to an expense of $44 million. For the year 2000, the last full year of operation, these servicing operations, which were part of the Company's brokerage segment, generated revenue of $42 million and pretax income of $3 million.

        During the first half of 2001 the Company exited four other joint venture operations as a part of its business transformation process. For the year 2000, the last full year of operation, these joint ventures, which were part of the Company's brokerage segment, generated less than $1 million of revenue and incurred nearly $3 million of pretax losses. The total cost to exit these four joint ventures was $12 million. Additional expenses in the first half of 2001 included a provision of $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi. The expense included severance costs and expenses associated with the reassignment of agents, as well as estimated costs for resolving asserted and unasserted claims and suits. A $5 million expense was recorded relating to the write-down of certain agent receivables in conjunction with the restructuring of a worksite marketing agent commission pay structure and operations.

        Further fixed asset impairments of $10 million (of which $9 million related to information systems assets) were taken in the first half of 2001, as well as $3 million of other costs.

        For the second quarter of 2001, expenses included costs related to termination benefits of $86 million, involving notification to approximately 1,950 employees. Other costs to exit an activity were $18 million, which included $8 million for abandoned leases and $10 million for direct costs necessary to complete portions of the plan, cash settlements necessary to exit contractual obligations and other costs. Other expenses of $43 million were incurred, which encompassed an additional $6 million pertaining to obligations that the Company would be unable to recover from the limited partners affiliated with automotive dealerships, $7 million pertaining to exiting the four other joint ventures, $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi, $5 million relating to the write-down of certain agent receivables, $8 million for fixed asset impairments (of which $7 million related to information systems assets), as well as $3 million in other costs.

        In the second quarter 2002, $6 million of pretax costs previously incurred in connection with the business transformation plan in the U.S. were reversed and included as a credit to general expenses.

        Approximately 3,900 employees have either departed voluntarily or have positions that have been eliminated. Most of the terminations have occurred and are related to the Insurance Brokerage and Other Services segment in the U.S. and the U.K.

        For the second quarter and first six months of 2002, Aon made payments of $13 million and $22 million, respectively, related to the business transformation plan.

        The following table sets forth the activity related to the liability for termination benefits and costs to exit an activity:

	Termination Benefits	Other Costs to Exit an Activity	Total
	(millions)
Expense charged in 2000	$54	$6	$60
Cash payments in 2000	(13)	(3)	(16)
Expense charged in 2001	109	21	130
Cash payments in 2001	(73)	(20)	(93)
Cash payments in 2002	(20)	(2)	(22)
Credit to expense in 2002	(6)	—	(6)
Foreign currency revaluation	1	—	1

Balance at June 30, 2002	$52	$2	$54

        All of Aon's unpaid liabilities relating to business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position.

11.
Income Per Share

        Income per share is calculated as follows:

	Second Quarter Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
			(Restated)
	(millions except per share data)
Net income	$—	$29	$160	$48
Redeemable preferred stock dividends	—	—	1	1

Net income for dilutive and basic	—	29	159	47

Basic shares outstanding	276	268	275	266
Common stock equivalents	2	2	2	3

Dilutive potential common shares	278	270	277	269

Basic net income per share	$—	$0.11	$0.58	$0.18
Dilutive net income per share	$—	$0.11	$0.57	$0.17

12.
Alexander & Alexander Services Inc. (A&A) Discontinued Operations

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

        In January 2002, Aon settled certain of these liabilities. The settlements had no material effect on the condensed consolidated financial statements. As of June 30, 2002, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. These A&A related liabilities amounted to $50 million, net of reinsurance recoverables and other assets of $105 million.

13.
Contingencies

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

        As has been widely reported in the press and otherwise, the Unicover subject matter is the subject of various lawsuits and arbitrations. Except for an action filed to compel Aon to produce documents, which has been settled, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon-related entity is currently a party.

        Certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, general level of pricing in the equity markets, the interest rate established quarterly for calculating compensation, and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims. These variable factors are ones that the U.K. Financial Services Authority, the current governing body in the U.K., has used as a basis in the past for establishing the calculation tables to determine redress or compensatory amounts. Because the Company is unable to predict if, or how, regulators may change these tables or if, or how, they may apply future regulatory guidance to previous claims, the Company has been, and will continue to be, unable to determine a range or estimate of additional possible exposure.

        One of Aon's insurance subsidiaries is a defendant in several lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages.

        Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. In the second quarter 2002, Aon negotiated a compromise of several of the lawsuits and approximately 2,000 of the claims. These settlements are in the process of being documented and finalized. Each of the remaining lawsuits and any threatened claim is being investigated and vigorously defended.

        On August 8, 2002, Daniel & Raizel Tauben JT, a purported Aon stockholder, filed a putative class action lawsuit in the United States District Court in the Northern District of Illinois, Eastern Division, on behalf of purchasers of Aon Common Stock between May 4, 1999 and August 6, 2002. The complaint names Aon, Patrick G. Ryan, Chairman and Chief Executive Officer, and Harvey N. Medvin, Executive Vice President and Chief Financial Officer, as defendants, and contains allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount and an award of costs and expenses, including counsel fees. Aon intends to defend the action vigorously.

        Aon understands that at least three other putative class action lawsuits have been filed against it and certain of its officers and directors in the United States District Court in the Northern District of Illinois and that each is substantially similar to the lawsuit described in the immediately preceding paragraph. Aon has not yet received copies of any of the complaints relating to these other lawsuits. Aon intends to defend each of these actions vigorously.

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

14.
Unconsolidated Special Purpose Entities (SPEs) excluding PEPS I

        Certain of Aon's subsidiaries make loans to businesses for the financing of insurance premiums and then securitize the finance receivables through securitization transactions that meet the criteria for sale accounting in accordance with FASB Statement No. 140. These premium financing securitizations are accomplished through the use of special purpose entities which are considered qualifying SPEs ("QSPEs") pursuant to FASB Statement No. 140, and commercial paper bank conduits (multi-seller non-qualified SPEs). Aon has determined that each of the QSPEs meets the requirements of FASB Statement No. 140, paragraph 35 because (i) each QSPE is demonstrably distinct from Aon and any of its subsidiaries, (ii) each QSPE's permitted activities are significantly limited and entirely specified in the documents that established the QSPE and may be significantly changed only with the approval of the holders of at least a majority of the beneficial interests issued by the QSPE, and (iii) each QSPE's only assets are financial assets transferred to it that are passive in nature and the QSPE's ability to sell or otherwise dispose of transferred assets is consistent with the conditions specified in FASB Statement No. 140 and EITF Topic D-66. FASB Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        Premium financing securitizations performed by Aon's Canadian and Australian subsidiaries utilize multi-seller non-qualified SPEs. Based on an analysis of the qualitative and quantitative factors (purpose, name, nature, ability to control, continuing involvement, placement debt obligations, residual economics and fee arrangements) of the SPEs, Aon has determined that it is not the sponsor of the SPEs. Additionally, independent third parties (i) have made substantial equity investments in the SPEs, (ii) have voting control of the SPEs and (iii) generally have the risks and rewards of ownership of the assets of the SPEs. Based on these factors, Aon has determined non-consolidation to be the appropriate accounting treatment in accordance with current accounting guidance.

        The process of securitizing the premium financing contracts has been in place for a number of years. Aon evaluated the premium funding securitizations to determine whether they meet all of the requirements of FASB Statement No. 140. In that regard, the following should be noted about Aon's premium financing securitization transactions:

  •
  The transferred assets have been isolated from Aon—put presumptively beyond the reach of Aon and its creditors, even in bankruptcy or other receivership. In support of this, Aon has obtained appropriate legal opinions indicating the sold receivables have been isolated from Aon under local law and would not be consolidated with Aon or any of its subsidiaries in a bankruptcy proceeding.

  •
  The holders of the beneficial interests of the QSPE (or, in the case of a non-QSPE, the transferee itself) have the right to pledge or exchange the beneficial interests (transferred assets) and no conditions restrain the holders of the beneficial interests (or transferees) from taking advantage of their right to pledge or exchange the beneficial interests (or transferred assets).

  •
  Aon does not maintain effective control over the transferred assets because Aon does not have the ability to repurchase or redeem the transferred assets.

  •
  With regard to the guidance in FASB Statement No. 140, at the date of transfer, Aon's retained interests (in the form of interest-only strips) in the transferred assets are recorded by allocating the previous carrying amount between the assets sold and the retained interests, based on their relative fair values. Gain on sale of the receivables is recognized at the time of the sale as the difference between the proceeds of sale and previous carrying value allocated to the sold receivables, as discussed above. Subsequently, the retained interests are carried at fair value with unrealized gains and losses, net of tax, reported in equity. In addition, Aon records a liability for its recourse obligation equal to the fair value of the recourse obligation. With respect to servicing rights retained by Aon for sold receivables, Aon estimated that the fees to be received for servicing rights provide benefits just equal to adequate compensation. As a result, no servicing assets or liabilities have been recorded.

        At June 30, 2002, Aon's maximum credit risk under recourse provisions was approximately $88 million, which represents the extent of the limited recourse.

        Aon is also a general partner in a limited partnership ("LP") that purchased automobile installment contracts from automobile dealers and subsequently securitized these contracts through securitization transactions in accordance with the requirements of FASB Statement No. 140. Effective April 1, 2001, the LP ceased purchasing and securitizing new automobile installment contracts. Aon continues to service the LP's existing portfolio. Aon uses the equity method of accounting to record its share of the net income or loss of the LP. As of June 30, 2002, the amount of financing outstanding in this LP was $720 million with $120 million subject to limited recourse to Aon. The amounts for the LP have been included in Aon's disclosure because Aon has guaranteed a portion of the LP's maximum recourse obligations.

15.
Other Investments (PEPS I)

        On December 31, 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to Private Equity Partnership Structures I, LLC (PEPS I), a QSPE. The common stock interest in PEPS I is held by a limited liability company which is owned by one of Aon's subsidiaries (49%) and by a charitable trust, which is not controlled by Aon, established for victims of the September 11 attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid the Company's insurance underwriting subsidiaries the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities Aon subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services.

        To achieve the benefits of the securitization, Aon gave up all future voting interests in and control over the limited partnership interests sold to PEPS I and has no voting interest, control or significant influence over the business activities of PEPS I.

        Aon has obtained a true sale/non-consolidation opinion from qualified external legal counsel.

        PEPS I will be holding limited partnership investments. The legal documents that established PEPS I specify the actions that PEPS I and the servicer will undertake when PEPS I is required to make a voting decision (due to the general partner of a limited partnership calling for the vote of limited partners or proxy voting on a money market fund that PEPS I is invested in). Additionally, the legal documents contain specific instructions regarding actions to be taken if PEPS I receives (or has the ability to receive) distributions of investments held by limited partnerships in which it is invested. In instances where the general partner of a given investment may distribute underlying invested company shares to the limited partners (such as PEPS I), the legal documents that establish PEPS I outline very specific disposal instructions.

        Throughout the life of PEPS I, at least 10% of the beneficial interests will be held by parties other than the transferor, its affiliates, or its agents. This 10% threshold is accomplished through the first tranche notes outstanding to unaffiliated third party investors.

        PEPS I will invest cash collected from the limited partnerships pending distribution to holders of beneficial interests. PEPS I invests only in relatively risk free investments with maturities no later than an expected distribution date.

        All holders of each of the above beneficial interests have the right to pledge or exchange (sell), without any constraints, the beneficial interests that they hold. As such, there are no conditions that constrain the beneficial interest holders from pledging or exchanging their beneficial interest(s) and provide the transferor with more than a trivial benefit.

16.
Subsequent Event—SEC Comment Letter

        On July 3, 2002, the Company received a comment letter from the SEC's Division of Corporation Finance in which, as part of the SEC's publicly announced plan of reviewing recent periodic reports of large public corporations, the SEC's staff has made comments on Aon's 2001 Form 10-K and first quarter 2002 Form 10-Q. Set forth below is a description of the principal comments relating to the Aon comment letter and the resolution thereto:

        Reinsurance Claim for Benefits Paid to World Trade Center Employees.    As of September 30 and December 31, 2001, Aon recognized a receivable of $90 million for reinsurance recoverables relating to insurance benefits paid to beneficiaries of Aon employees who perished in the September 11 tragedy. In first quarter 2002, Aon subsequently established an allowance against the entire receivable balance due to an April 2002 court ruling (in an unrelated case) that may impact the venue for the litigation between Aon and its reinsurers. This ruling has impacted Aon's ability to reasonably estimate the probable recovery under the claim. The SEC staff has advised that the Company should restate its 2001 results (fourth quarter and full year) to reflect the $56 million after-tax ($0.20 per share) allowance in fourth quarter 2001 financial statements.

        The restatement will not impact Aon's aggregate stockholders' equity of $3.7 billion at June 30, 2002. See note 17 for the income statement effect of this restatement.

        Other Than Temporary Impairment of Investments.    Aon has always had a policy of reviewing the investment portfolio of its subsidiaries for potential impairments. In discussions with the SEC staff, its staff believed that, with respect to equity and certain below investment grade fixed maturity securities that have been trading below cost for an extended period of time, Aon should recognize other than temporary impairments through the income statement in a shorter time horizon. Aon has agreed to modify its policy prospectively (see note 1) and Aon is recognizing in second quarter 2002 an other than temporary impairment pretax loss of $56 million relating to this action. This adjustment recognizes the effect of other than temporary impairments that existed at prior financial reporting periods. Because of the immateriality of the amounts to prior financial reporting periods, the SEC accepted Aon's treatment of the cumulative non-cash adjustment in second quarter 2002 earnings. If at the end of 2002 this adjustment is deemed to be material to Aon's full year 2002 results, the SEC staff has advised that the Company would need to amend prior periods. The net income for the prior periods would be reduced as follows: 1999 ($17 million or $0.06 per share); 2000 ($15 million or $0.06 per share); and first quarter 2002 ($3 million or $0.01 per share). Aon expects that no restatement is likely concerning this matter.

        This adjustment had no effect on Aon's aggregate stockholders' equity, total assets or total liabilities.

        Business Transformation Charges.    The SEC staff has inquired whether Aon, at the time it recorded certain special charges for its Business Transformation Plan, had sufficient details regarding its exit plans to allow for the recording of the special charges under accounting principles generally accepted in the U.S. Aon has supplied the SEC staff with a description of the details on which Aon based its recording of the charges. Aon's accounting for the business transformation charges, as originally presented in its financial statements, has been cleared with the SEC.

        Special Purpose Entities.    The SEC staff has requested that Aon expand its disclosure, originally contained in the Company's 2001 Annual Report in note 14, of certain special purpose entities and to explain the basis for not consolidating each such entity in the Aon financial statements. Aon has provided such information to the SEC staff and this information is also included in note 15 above. Aon believes that its treatment of the special purpose entities used by its wholly-owned subsidiaries is in accordance with accounting principles generally accepted in the United States. Aon's accounting for its special purpose entities, as originally presented in its financial statements, has been cleared with the SEC.

        PEPS I.    In fourth quarter 2001, Aon sold various limited partnership investments previously held by its insurance underwriting subsidiaries to a limited liability company (PEPS I). The SEC staff has asked Aon to support the sale accounting treatment afforded this transaction by supplying documentation and supplemental disclosure. Aon's accounting for the PEPS I transaction, as originally presented in its financial statements, has been cleared with the SEC.

  Other Matters

        The SEC staff requested additional disclosure regarding several other items contained in Aon's 2001 and first quarter 2002 financial statements including contingencies, World Trade Center losses, investments, and revenue recognition of brokerage commission and fees, life insurance commissions and amounts received directly from carriers. Aon has provided these additional disclosures in this Form 10-Q. Other than the World Trade Center item noted above, there will be no restatements to prior periods for these items.

        The SEC staff has requested that in its regulatory filings Aon not report "Income Before Taxes" on a with and without special charges/unusual charges basis. The SEC staff has also requested that Aon no longer show earnings before interest, taxes, depreciation and amortization (EBITDA) in its Financial Highlights. Aon has or will comply with these requests.

        Aon files Exhibit 12(a) "Statement regarding Computation of Ratio of Earnings to Fixed Charges" and Exhibit 12(b) "Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends" in its Form 10-Q and Form 10-K. Historically, Aon believed that it was in compliance with what it understood to be requirements for these schedules. However, in light of the

SEC staff's comments, Aon will add interest credited on investment-type insurance contracts to its calculations for Exhibits 12(a) and 12(b).

        The ratio of earnings to fixed charges previously disclosed was 2.2 for the six months ended June 30, 2001, and 3.2, 5.4, 5.1, 7.6 and 5.6 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively. The ratio of earnings to combined fixed charges and preferred stock dividends previously disclosed was 1.6 for the six months ended June 30, 2001 and 2.3, 4.0, 3.5, 5.1 and 3.3 for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, respectively.

17.
Subsequent Event—Restatement

        As described in note 16, the SEC staff has advised that the Company should restate its fourth quarter and full year 2001 and its first quarter 2002 results to reflect a change in the financial reporting period in which Aon recorded a $90 million pretax ($56 million after-tax or $0.20 per share) allowance for a potentially uncollectible reinsurance recoverable established in the third quarter 2001. The restatement of the financial statements would have the following effect.

	2001		2002
	Fourth Quarter	Twelve Months	First Quarter
Net income: (in millions)
As originally filed	$83	$203	$104

As Amended	$27	$147	$160

Dilutive Net Income Per Share
As originally filed	$0.30	$0.73	$0.37

As Amended	$0.10	$0.53	$0.57

Basic Net Income Per Share
As originally filed	$0.30	$0.74	$0.38

As Amended	$0.10	$0.54	$0.58

Stockholders' Equity
As originally filed	$3,521	$3,521	$3,529

As Amended	$3,465	$3,465	$3,529

Aon Corporation
Management's Discussion and Analysis
of Financial Condition and Results of Operations
Second Quarter and Six Months Ended June 30, 2002

General

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

Information Concerning Forward-Looking Statements

        This quarterly report may contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, changes in commercial property and casualty premium rates, the competitive environment, the actual cost of resolution of contingent liabilities and other loss contingencies, the final execution of the business transformation plan, the ultimate cost and timing of the implementation thereof, the actual cost savings and other benefits resulting therefrom, whether the Company ultimately disposes of some or all of its underwriting operations, the terms and timing thereof, rating agency actions, the cost and availability of debt and other financing, and events surrounding terrorist attacks of September 11, 2001, including the timing and resolution of related insurance and reinsurance issues.

Planned Divestiture of Underwriting Business

        As previously disclosed, in April 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its insurance underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The spin-off would take the form of a tax-free stock dividend of the outstanding shares of common stock of Combined Specialty Group, Inc. (Combined Specialty), a new company formed to hold the insurance underwriting businesses that were historically included in Aon's Insurance Underwriting segment, the related marketing and service operations that were historically included in Aon's Insurance Brokerage and Other Services segment, and the portion of Aon's historical Corporate and Other segment attributable to the operations of Aon's insurance underwriting and related marketing and service subsidiaries. In March 2002, Combined Specialty filed its Form 10 with the Securities and Exchange Commission. In April 2002, Aon received a favorable private letter ruling from the U.S. Internal Revenue Service. Aon had previously stated its intention to raise common equity in connection with the proposed spin-off, subject to market conditions, regulatory review, a favorable IRS ruling and final board approval. However, current market conditions are not conducive to raising capital. Therefore, Aon is investigating alternative options for Combined Specialty, including a sale of all or part of Combined Specialty, and/or a spin-off of part of Combined Specialty.

        In the second quarter and first six months of 2002, Aon incurred $3 million and $8 million, respectively, of expenses related to the planned divestiture. These expenses, recorded in general expenses in the condensed consolidated statements of income, primarily represent outside professional fees.

Business Transformation Plan

        In fourth quarter 2000, after final approval by its Board of Directors, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign, and accelerate revenue growth. The majority of the plan costs relate to the Insurance Brokerage and Other Services segment, principally in the U.S. and the United Kingdom, where most of Aon's offices and employees are located. Outside of U.S. retail brokerage, the business transformation plan has been substantially implemented and has delivered the expected benefits, including improved revenue growth and enhanced productivity. In U.S. retail brokerage, the plan entailed extensive process redesign following the rollout of a new policy management and accounting system (completed in 2000), and substantial job redesign based on functional expertise and the creation of four new Client Service Business Units (CSBUs). There were unexpected delays in implementing components of the plan due to challenges in handling higher volumes of information transfers between field operations and the CSBUs as well as the destruction of Aon's largest and most advanced CSBU, which was housed in the World Trade Center. This delay also adversely affected new business production, as attention was diverted from generating new accounts to completing client conversions and maintaining service to existing New York region clients from Aon's offices throughout the U.S. Expenses have been higher than expected, due in part to additional temporary employee expense necessary to complete the account conversions to the CSBUs, as well as increased compensation for certain brokerage employees and the hiring of employees with specialized skills. The changing dynamics of the insurance marketplace following the World Trade Center disaster have also increased the time requirements and expense for handling certain job functions.

        The implementation and results of the Company's business transformation plan for the Company's U.S. retail brokerage operations can only be fully understood in the context of the unprecedented events that occurred during the implementation of the plan:

  •
  The Company's largest U.S. retail brokerage office, then located in the World Trade Center, was destroyed on September 11, 2001;

  •
  1,100 of the Company's employees worked in the World Trade Center, including employees from all of the Company's major businesses;

  •
  250 additional employees either worked in other lower Manhattan offices or were visiting the World Trade Center from around the world on September 11th, which demonstrates the significance of this office to the Company's global operations;

  •
  175 of the Company's employees died in the World Trade Center attack on September 11th;

  •
  Displaced World Trade Center employees had to be relocated to other New York City metropolitan offices;

  •
  The Company's largest and most advanced retail brokerage CSBU (back office regional service center)—an important element of the business transformation that had been built and staffed just months before—was destroyed on September 11th and had to be rebuilt in Manhattan while client work was rerouted to the remaining three CSBUs in the U.S.;

  •
  Regular client servicing was referred to other offices of the Company for handling over varying periods of time until employees had proper temporary work facilities;

  •
  The September 11th attacks thrust the insurance industry into the most tumultuous period in its recent history;

  •
  Client demand for risk management advice and services has grown dramatically since September 11th;

  •
  Premium rates have accelerated to their highest levels in decades;

  •
  Insurance capacity has been restricted and policy coverage has tightened;

  •
  Workloads for insurance brokers to complete similar tasks have significantly increased; and

  •
  Competitive demand for risk management professionals has risen along with compensation requirements.

        A summary of the business transformation costs follows, with more complete descriptions following the summary table.

	2000	2001	2002	Plan Total
	(millions except per share data and employees data)
Business Transformation Costs
Pretax expense (credit)	$82	$218	$(6)	$294
After-tax expense (credit)	50	133	(4)	179
Dilutive EPS	0.19	0.49	(0.01)	0.67
Pretax Expense by Type:
Termination benefits	$54	$109	$(6)	$157
# of employees (approximate)	750	3,150	—	3,900
Exit Costs, Impairments and Other Expenses	$28	$109	—	$137
Abandoned real estate or equipment losses	2	10	—	12
Impairment of fixed assets	20	10	—	30
Obligations related to automobile dealer partnerships	—	44	—	44
Exit of certain joint venture operations	—	12	—	12
Litigation matters and discontinuance of A&H business in one state	—	14	—	14
Commission receivable write-off	—	5	—	5
Direct costs to complete transformation, cash settlements and other costs	6	14	—	20

Total pretax expense	$82	$218	$(6)	$294

        In connection with the overall plan and other strategic initiatives, the Company recorded total net expenses of $294 million: $82 million ($50 million after tax or $0.19 per share) in 2000, $218 million ($133 million after tax or $0.49 per share) in the first six months of 2001, including $146 million ($89 million after tax or $0.33 per share) in second quarter 2001, and a credit of $6 million ($4 million after tax or $0.01 per share) in second quarter 2002. In recording these expenses, the Company followed the accounting guidance from EITF 94-3, SAB 100, FASB Statement No. 121 and FASB Statement No. 5. The expenses incurred under the guidance contained in EITF 94-3 and SAB 100 were recorded in each of the three quarters referenced above. In each quarter that the Company recorded accruals for either termination benefits and/or other costs to exit an activity, the Company had met all of the requirements contained in EITF 94-3 and SAB 100 prior to recording an accrual, although the Company's board approved the high-level plan in the fall of 2000. The reason that these expenses were incurred over three quarters was that different Company units completed detailed plans and satisfied the employee notification requirements in different timeframes. The $294 million excludes both transition costs primarily relating to parallel system processing and increased compensation for certain U.S. retail brokerage employees. These transition costs amounted to $30 million in 2001 and $10 million for the first six months 2002. The expenses pertaining to the Company's U.S. retail brokerage operation were approximately 19% of the total charge. The Company does not anticipate additional expenses from the business transformation plan. In second quarter 2002, $6 million of the expense related to termination benefits in U.S. retail was reversed and is included as a credit in general expenses in the condensed consolidated statements of income due to the substantial completion of the business transformation plan in U.S. retail brokerage. This credit is primarily related to a decision made during the second quarter that certain employees whose employment had been targeted for termination would remain employed.

        Expense amounts of $54 million and $109 million for termination benefits were included in 2000 and 2001, respectively, covering notification of 750 employees in 2000 and 3,150 employees in 2001. A portion of the overall employment reduction was expected to be accomplished through normal attrition and, therefore, no expense was attributable to those reductions.

        When the overall business transformation plan was announced in late 2000, the Company estimated a net reduction in personnel of 3,000 - 3,500. This range included an estimated new hire level of 500 people. By June 30, 2001, the last of the three consecutive quarters that the execution of the detailed plans occurred and termination benefits and other costs were incurred, the Company's charges included termination benefits for 3,900 employees. The new hire level has grown to approximately 900 people related to the business transformation plan; this heightened level of rehires is causing the Company to reach the lower end of the net reduction range. The gross employee reduction level, which is the number tied to the charge for termination benefits, has remained consistent since the commitment date, with the exception of approximately 200 U.S. retail employees discussed below.

        Of the 3,900 notified employees, more than 3,050 had been removed from the payroll as of December 31, 2001. Approximately 500 and 150 of the remaining notified/not terminated employees are associated with international and domestic business units, respectively, where the exit plans included later termination dates. Employment laws in certain countries require extended periods before a notified employee can be terminated. These exit plans were sufficient in detail as to specific employee groups and, in some cases, specific employees. The employee groups were, at or before the expense accrual date, properly notified and were given adequate information about severance benefits. The plans are being completed in accordance with the original exit plans. The run-off of the associated liability will trail the completion of the plan primarily because the Company's policy is to pay severance ratably over the eligible period, rather than in a lump sum amount, whenever possible.

        Approximately 200 of the remaining notified/not terminated employees were to have their jobs terminated under a U.S. retail brokerage exit plan; however, the events of September 11 caused an unforeseeable delay in progress under this exit plan and ultimately reduced the total number of employees whose employment was to be terminated (refer to earlier discussion of the $6 million credit to expenses in second quarter 2002). The other planned actions are nearing completion.

        Included in the total expense of $294 million are approximately $27 million in other costs to exit an activity. Of that amount, $6 million was incurred in 2000, including $2 million in abandoned real estate or equipment leases and $4 million of direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs. In 2001, $21 million of expenses were recorded to exit an activity, which included $10 million for abandoned leases and $11 million for direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs.

        As part of the business transformation and other strategic initiatives, other expenses of $110 million were incurred. Of this total, $22 million was recorded in 2000. Impairment of fixed assets accounted for $20 million of the 2000 expense, including $16 million for information systems assets. The net book value of these assets was written off, as these assets no longer had value to the Company. The assets were considered impaired due to: (1) the system being removed from service or (2) the system being under development and the decision to abandon development occurred as a result of the transformation. The other fixed assets, comprised of certain technology infrastructure equipment, were deemed to be impaired as they ceased to have any value to the Company due to the outsourcing of the relevant function to an outside party and the abandonment of the assets. There was $2 million of other costs.

        Other expenses of $88 million were recorded in 2001. The Company has acted as a servicing agent for a limited partnership affiliated with automobile dealerships to provide auto financing to dealerships on a cooperative basis through various financing conduit facilities. The Company also has a general partnership interest in the limited partnership. Continued competition from financing provided by the financing arms of automobile manufacturers caused the Company to evaluate whether it wished to continue in this servicing partner relationship. In first quarter 2001, the Company elected to cease new servicing business and run off its existing service obligation. The limited partnership affiliated with automobile dealerships establishes allowances for uncollectible loan balances. In conjunction with the decision to discontinue new auto financing receivables, the limited partners are not obligated to contribute additional capital beyond what they have already provided for any shortfall in the reserves for their individual book of business. The Company is required to fund any shortfalls in accordance with the Company's limited recourse to the funding facility, arranged by the servicing agent. The servicing agent estimated the liability that the Company would have for the existing shortfall at the time the Company decided to discontinue new auto loan financing under the facility. The Company recorded a charge to establish this obligation in accordance with FASB Statement No. 5, which amounted to an expense of $44 million. For the year 2000, the last full year of operation, these servicing operations, which were part of the Company's brokerage segment, generated revenue of $42 million and pretax income of $3 million.

        During 2001, the Company exited four other joint venture operations as a part of its business transformation process. For the year 2000, the last full year of operation, these joint ventures, which were part of the Company's brokerage segment, generated less than $1 million of revenue and incurred nearly $3 million of pretax losses. The total cost to exit these four joint ventures was $12 million. Additional expenses in 2001 included a provision of $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi. The charge included severance costs and expenses associated with the reassignment of agents, as well as estimated costs for resolving asserted and unasserted claims and suits. A $5 million expense was recorded relating to the write-down of certain agent receivables in conjunction with the restructuring of a worksite marketing agent commission pay structure and operations.

        Further fixed asset impairments of $10 million (of which $9 million related to information systems assets) were taken in 2001, as well as $3 million of other costs.

        The insurance brokerage industry has experienced significant expansion since September 11th with increased client demand for risk management services that was not anticipated at the origination of the business transformation. This unanticipated expansion has also caused some of the delay in the implementation of the plan. The Company has incurred additional spending, which partially explains the offset in savings, to take advantage of this industry expansion. However, revenue growth has not yet achieved expected levels as a result of this additional spending.

Consolidated Results

        Total revenue increased $205 million or 11% when compared to second quarter 2001. Excluding the effect of foreign exchange rates, revenues rose 10% over second quarter 2001, attributable principally to growth in brokerage commissions and fees and an increase in premiums and other which more than offset a decline in investment income, due primarily to higher impairment write-downs. For the first six months, revenues rose $482 million, or 13% over last year. Excluding the effects of foreign exchange rates, revenue increased 14%. Increases occurred in commissions and fees and premiums and other. Investment income declined year over year as higher impairment write-downs in 2002 more than offset a one-time tax related item of $48 million and a positive valuation change in limited partnerships in 2002 versus reduced valuations last year.

        Brokerage commissions and fees increased $163 million or 12% in second quarter 2002 and $326 million or 12% on a year-to-date basis. This improvement was primarily from organic growth, (including the impact of increased premium rates and increased new business), and to a lesser extent, 2001 business combination activity, especially First Extended, Inc. and ASI Solutions Incorporated (ASI).

        Premiums and other is primarily related to insurance underwriting operations. Premiums and other improved $146 million over second quarter 2001 and rose $173 million or 17% in the first six months of 2002. For both periods, growth in the accident and health lines, new business initiatives and new specialty property and casualty lines was somewhat offset by the impact of the prior loss of some accounts in the warranty business.

        Investment income, which includes related expenses and income or loss on disposals and impairments, decreased significantly in the second quarter 2002 when compared to prior year. Other than temporary impairment write-downs for certain directly owned investments were $97 million higher than last year, of which $56 million relates to the cumulative adjustment taken in second quarter 2002 for prior period other than temporary impairments. The Company has always had a policy of reviewing the investment portfolio of its subsidiaries for potential impairments. In discussion with the SEC staff, it believes that, with respect to equity and certain below investment grade fixed maturity securities which have been trading below cost, the Company should recognize other than temporary impairments through the statement of income in a shorter time horizon. The Company has taken a charge in the quarter for other than temporary impairments to date under this new policy and has agreed to modify its policy prospectively. See note 1 for the revised impairment recognition policy and note 16 for further information. In addition, income decreased due to lower returns resulting from reductions in short-term interest rates from 2001. In December 2001, Aon sold the vast majority of its limited partnership (LP) portfolio. The remaining LP's posted a positive change in valuation versus reduced valuations in 2001, somewhat offsetting the decline. Year-to-date, investment income declined by $17 million, which includes the $56 million cumulative adjustment described above. The factors noted above were impacted by the receipt of $48 million due to a tax related settlement. Investment income from Insurance Brokerage and Other Services and Consulting segments, primarily relating to fiduciary funds, decreased $6 million and $32 million in second quarter and six months 2002, respectively, compared to similar periods in 2001, primarily as a result of declines in rates.

        Total expenses increased $253 million or 14% over second quarter 2001. Expenses in 2002 include $3 million of costs related to the planned divestiture of Combined Specialty, as well as a credit of $6 million reflecting the reversal of certain termination benefits previously incurred as part of the business transformation plan. Expenses in 2001 include $146 million for the business transformation plan. Total expenses, excluding these items, rose 24%. General expenses increased $148 million or 10% in the quarter. Excluding the above items, general expenses rose 22%, reflecting growth of the businesses, higher costs in the U.S. retail brokerage business, increased bad debt allowance in the second quarter related to National Program Services, Inc. (NPS), non-claim litigation reserve items in the insurance underwriting segment and higher pension plan costs. Benefits to policyholders rose $131 million or 50% due to higher loss ratios, issues related to NPS and an increased payout ratio of benefits to policyholders versus net premiums earned. Interest expense declined $1 million or 3%, as lower short-term interest rates were mostly offset by an increase in total debt outstanding. Amortization of intangible assets was $14 million, compared to $39 million in 2001 as goodwill was not amortized in 2002 in accordance with FAS 142 (see notes 1 and 6).

        For six months 2002, total expenses increased $307 million or 8% over 2001. Expenses this year include $8 million of costs related to the planned divestiture of Combined Specialty and a credit of

$6 million reflecting the reversal of certain termination benefits previously incurred as part of the business transformation plan. In 2001, $218 million of expenses were recognized for the business transformation plan. Total expenses, excluding the above expenses, rose 15%. General expenses increased $215 million or 7% for the first six months 2002. Excluding the above items, general expenses rose 16% due to the growth of the business, higher costs in the U.S. retail brokerage business, and increased bad debt allowance due to NPS, non-claim litigation reserves and higher pension plan costs. Benefits to policyholders rose 28% to $705 million, reflecting higher loss ratios, issues related to NPS and an increased payout ratio of benefits to policyholders versus net premiums earned. Interest expense fell $8 million or 12%, driven by lower short-term interest rates. Amortization of intangible assets decreased $53 million as goodwill was not amortized in 2002.

        For the quarter, income before income tax fell $48 million to $16 million. Excluding the one-time items discussed above, income before income tax declined 94% from last year. For the first six months 2002, income before income tax rose from $112 million to $287 million. Excluding the one-time items discussed above, income before tax decreased 12% from $330 million to $289 million.

        Second quarter 2002 net income fell to breakeven ($0.00 per dilutive share) compared to $29 million ($0.11 per dilutive share) in 2001. Basic net income per share was $0.00 and $0.11 in second quarter 2002 and 2001, respectively. Year-to-date, 2002 net income rose to $160 million ($0.57 per dilutive share) compared to $48 million ($0.17 per dilutive share) in 2001. Basic net income per share was $0.58 and $0.18 for the first six months of 2002 and 2001, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The exclusion of goodwill amortization in 2002 contributed to Aon's effective tax rate declining to 37% for both the second quarter and first six months 2002 from 39% in both comparable periods for 2001.

Operating Segments

Insurance Brokerage and Other Services

        The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage operations as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. This segment represented 58% and 59% of Aon's total operating segment revenues for the second quarter and first six months 2002, respectively.

        Second quarter 2002 Insurance Brokerage and Other Services revenue was $1.3 billion, up 12% over last year. Excluding foreign exchange, revenues rose 11%. Year-to-date, revenues of $2.5 billion improved 11% over the previous year. Organic revenue growth was 10% in the quarter and 12% for first six months 2002. International reinsurance and wholesale brokerage all posted solid revenue growth for both periods. Reported revenues were impacted by a decline in investment income of $5 million and $30 million for the second quarter and first six months 2002, respectively, due to a drop in interest rates. In addition, the managing underwriting business experienced a temporary decline in revenue due to a required change in an insurance carrier relationship that was resolved in the second quarter and that is expected to be corrected during the second half of the year.

        U.S. revenue of $638 million for the quarter was up 6% from 2001. For the first six months, revenues climbed 8% to $1.2 billion. The increase for both periods reflects fundamental growth, improved pricing and the impact of acquisitions, all of which more than offset a fall off of investment income due to lower interest rates. International, reinsurance and wholesale brokerage performed well. U.S. retail's organic growth was 8% for the quarter and 9% year-to-date, and its new to lost business ratio improved slightly from the first quarter 2002 in certain U.S. retail brokerage units as operational changes were implemented to achieve long-term benefits of the business transformation plan. Commercial property and casualty premium rate increases were evident for most lines of coverage and client demand for risk retention programs and services has risen along with the upward trend in premium rates. U.K. and Continent of Europe revenues of $470 million for the second quarter and $960 million for the first six months 2002 increased 18% and 14%, respectively, from 2001, primarily due to organic growth driven by higher insurance premium rates and new business. Rest of world revenue increased $31 million or 20% over second quarter 2001 and $50 million or 18% over the first six months 2001, reflecting solid organic growth resulting from new business, good renewal rates and the positive impact of hardening insurance markets.

        Pretax income was $142 million for the second quarter 2002. Excluding the credit in 2002 of $6 million for the reversal of expenses previously incurred for termination benefits as well as the expense recorded in 2001 for the business transformation plan, pretax income fell 30% from 2001. Pretax margins were 11.0% in the quarter compared to 6.8% in 2001. The increase was due to the expenses recorded last year for the business transformation plan. Excluding the impact of the business transformation plan from both years, pretax margins declined to 10.5% from 16.9%. Year-to-date, pretax income was $329 million. Excluding the impact of the business transformation plan for both years, pretax income of $323 million declined $68 million or 17% from six months 2001. Pretax margins were 13.0% and 9.0% for the first six months of 2002 and 2001, respectively. Excluding impact of the business transformation plan from both years, pretax margins were 12.8% and 17.2% for 2002 and 2001, respectively. Higher costs in certain parts of the U.S. retail business, due to delays in the business transformation process, including expense to run parallel systems longer than expected, along with increased compensation costs, including higher pension costs, contributed to the margin decline. Additional impacts include the decline in investment income, especially in the year-to-date comparison, lower claims handling and managing general underwriting revenue, and the benefit in 2001 from a pension curtailment gain of $8 million. These items more than offset strong organic growth and business transformation savings.

Consulting

        The consulting segment provides a full range of human capital management services. These services are delivered to a predominately corporate clientele utilizing five practices: employee benefits, compensation, management consulting, outsourcing and communications. This segment accounted for 11% of Aon's total operating segment revenues for both the second quarter and first six months 2002.

        Second quarter 2002 revenue increased 8% to $248 million. Excluding the foreign exchange rate impact, revenues grew 7%. For the first six months, revenues of $481 million represent a 9% increase over 2001. Foreign exchange rates were not a factor in the year-to-date period. Revenue grew 6% and 5% on an organic basis for the second quarter and first six months 2002, respectively, reflecting slower economic conditions. On a global basis, the improvement in revenue was influenced by organic growth as well as acquisition activity, especially the inclusion of ASI, acquired in the second quarter 2001. The AT&T human resources outsourcing agreement (the AT&T agreement), which began in the second quarter of 2002, was a contributor to the organic growth in the quarter. Client demand for solutions that enhance workforce productivity continued. However, the worsening economy has put some pressure on organic revenue growth.

        For the quarter, U.S. revenue of $168 million was up 7% from 2001, while year-to-date revenue of $317 million represents a 9% increase. The improvement primarily reflects the impact of the ASI acquisition and the AT&T agreement. U.K. and Continent of Europe revenue rose $4 million for the quarter and $10 million for the first six months, compared to 2001, driven by organic revenue growth. Rest of World revenue rose $4 million for the quarter and $5 million for six months compared to 2001.

        Pretax income was $23 million for the quarter, a 4% decrease over last year. Excluding 2001 expenses related to the business transformation plan, pretax income fell 23% from last year. Year-to-date, pretax income was $50 million, a 4% improvement from 2001. Excluding the impact of the business transformation plan, pretax income fell $5 million or 9%. Pretax margins in this segment were 9.3% in the quarter compared to 10.5% in 2001. Excluding the impact of the business transformation plan in 2001, the pretax margin was 13.1%. Year-to-date, the pretax margin was 10.4% versus 10.9% in 2001. Adjusted to exclude the business transformation plan, the margin in 2001 was 12.5%. Margin comparisons were negatively influenced by the deferment of discretionary projects by clients, an increasing mix of lower margin outsourcing business as well as the effects of a weak economy.

Insurance Underwriting

        The Insurance Underwriting segment provides supplemental accident and health and life insurance coverage through several distribution networks, most of which are directly owned by Aon's subsidiaries, and specialty property and casualty insurance, including extended warranty products. This segment represented 31% and 29% of Aon's total operating segment revenues for the second quarter and six months 2002, respectively.

        Revenue was $677 million in the second quarter 2002, an increase of 24% from 2001. Excluding the impact of exchange rates, revenues rose 23% for the quarter. Year-to-date, revenues of $1.3 billion in 2002 were a 13% increase over 2001. Excluding the impact of exchange rates, revenues rose 14%. For both periods, improvement over last year principally reflects the impact of strong organic growth, along with acquisitions. Organic revenue growth, based on written premiums, was over 20% for the quarter. New specialty property and casualty insurance business, increased accident and health premium growth and the First Extended automotive warranty acquisition factored into the reported revenue increase. Partially offsetting core business growth was lower investment income as well as the prior loss of several accounts in the extended warranty business.

        U.S. revenue increased $93 million in the second quarter 2002 to $486 million. For six months 2002, revenues rose 12% from 2001 to $898 million. The increase in both periods was driven by higher revenues reflecting new product initiatives and increased revenues for accident and health products. U.K. and Continent of Europe revenue increased $23 million or 22% for the quarter and $27 million or 13% for the first six months 2002, respectively, compared to 2001. Rest of World revenue was $65 million for the second quarter, up $13 million from 2001. Year-to-date, revenue of $119 million represents a $14 million improvement over 2001.

        The pretax loss for the quarter was $2 million versus pretax income of $56 million last year. Excluding expenses related to the planned divestiture of $3 million in 2002 and business transformation related expenses in 2001, pretax income in 2002 was $1 million, compared with $79 million last year. Pretax margins for the quarter were (0.3)% and 10.2% for 2002 and 2001, respectively. Excluding expenses related to the planned divestiture in 2002 and business transformation plan charges in 2001, pretax margins were 0.1% and 14.4% for 2002 and 2001, respectively. For the first six months, pretax income of $62 million declined substantially from $123 million in 2001. Excluding expenses related to the planned divestiture of $8 million in 2002 and expenses related to the business transformation in 2001, pretax income was $70 million in 2002, a 52% decline from $147 million in 2001. Pretax margins were 4.9% in 2002 and 11.0% in 2001. Excluding the items discussed above, margins were 5.6% and 13.2% in 2002 and 2001, respectively. The principal causes of the decline in pretax income and margins for the quarter and year-to-date were an increased payout ratio of benefits to policyholders versus premiums earned, issues involving NPS, as discussed below, a decline in investment income, and $15 million of non-claim litigation reserve items.

        In December 2000, one of the Company's subsidiaries, Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.) ("CSIC"), and NPS signed an agreement in which NPS agreed to act as a managing general agent for CSIC. Under the terms of the agreement, NPS was responsible for underwriting, quoting, binding, premium collection, claims adjusting and other servicing related to general liability insurance policies issued by CSIC for apartment owners.

        Shortly before March 31, 2002, NPS informed CSIC that it needed some accommodation in order to meet its payment obligations to CSIC. Based on discussions with NPS at that time, CSIC believed that the amounts receivable from NPS as of March 31, 2002 would be paid, although most likely over a longer period of time. However, based on preliminary information provided in these discussions, CSIC commenced a more in depth review of the NPS situation and a legal evaluation of whether NPS had breached its contractual obligations.

        As a result of this review and further correspondence with NPS, on April 30 and May 1, 2002, CSIC together with a third-party consultant, commenced an audit of the performance by NPS of its obligations under the agreement. However, NPS indicated that it would not produce certain requested books and records for inspection by CSIC. As a result, the audit was terminated. CSIC also advised NPS that CSIC's managing agent agreement with NPS was being terminated.

        On May 2, 2002, CSIC filed a lawsuit against NPS alleging breach of contract and failure to perform its obligations under the managing general agent agreement. Among other relief, CSIC sought an order restraining NPS from withdrawing or using funds paid to NPS on behalf of policyholders for insurance coverage with CSIC and requiring NPS to produce accounting records and other documents for an immediate audit by CSIC. On May 3, 2002, the court entered a Consent Order granting the injunctive relief requested by CSIC.

        On May 6, 2002, CSIC resumed the audit of NPS, and employees of NPS also advised CSIC that NPS would cease operations on May 10, 2002. NPS actually ceased handling CSIC business on May 10, 2002. CSIC is now running off the remaining business placed by NPS with CSIC and overseeing the handling of the related claims. CSIC also continues to pursue the collection of premiums receivable and has on a limited basis issued required renewal policies directly to insureds and is billing and collecting directly from those insureds.

        Through the recording of additional premiums in the ordinary course of business, the receivable balances from NPS, before allowances, was $19 million as of June 30, 2002.

        Prior to CSIC writing the NPS program, an independent, third-party actuarial firm was retained by NPS for the purpose of determining premium rates and loss ratio assumptions and setting the appropriate terms of the policies based upon independent actuarial analyses. CSIC used the information from these analyses when recording the results of this program in 2001 and first quarter 2002. In mid-April 2002, CSIC received a copy of an actuarial report prepared by the same firm indicating that, based on a review of policies issued during 2001, the loss ratios as previously determined were still appropriate. This analysis supported the loss estimates reported at March 31, 2002 by CSIC.

        During the process of running off the existing business, CSIC representatives recently determined that due to the mix of actual policies issued, individual risk selection decisions and premium credits granted, the net exposures were somewhat greater and actual premium rates charged were less than the estimates used in the actuarial analysis. Based on CSIC's evaluation of this additional information, it was concluded that the loss ratio assumptions CSIC had been using for this program should be increased. In second quarter 2002 an additional $21 million was provided to increase the loss ratios and for other expenses.

        CSIC's litigation against NPS is ongoing. In the pending litigation, CSIC continues to seek recovery from NPS for uncollected premiums and other damages. We are fully cooperating with state agencies and regulatory authorities that are investigating NPS.

        Based on the facts and circumstances known as of the date of the original filing of Aon's first quarter 2002 financial statements, an impairment of all, or a portion, of the $10 million receivable for NPS as of March 31, 2002 was believed by management to be reasonably possible. However, insufficient information was available to estimate a potential impairment amount and, therefore, in accordance with FAS No. 5, no impairment was recorded by CSIC.

        Based on information obtained and evaluated subsequent to the first quarter 2002 Form 10-Q filing, CSIC has recorded an allowance of $6 million for the receivables outstanding at March 31, 2002. This allowance is net of $4 million of expected recoveries on surety bonds that secured the accounts receivable for business placed through NPS. The surety bond recovery is a recently negotiated settlement that is in the process of being documented and finalized. CSIC recorded an allowance against the additional $9 million receivable from NPS arising subsequent to March 31, 2002. No cash has been received to date from NPS for the premiums receivable at March 31, 2002 and for premiums receivable that arose subsequent to March 31, 2002.

        Based upon information currently available to CSIC, all policies identified to date have been recorded in the appropriate accounting period. There is a possibility that there are unidentified policies issued of which the Company is not aware. However, to the best of CSIC's current knowledge, no policies have been issued by NPS for CSIC that have not been recorded and all claims that have been made to date relate to a policy for which there is a properly issued policy. If there are any such policies and if they have losses, those losses could impact future results.

Non-Operating Segment

Corporate and Other

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

        Corporate and Other revenue for the second quarter 2002 was a negative $95 million, versus a negative $14 million in the second quarter 2001. The principal factor in the lower revenue are higher write-downs of certain directly-owned investments compared to last year. In 2002, other than temporary impairments of $101 million were recognized, as compared to $4 million last year. Included in this quarter's amount is $56 million relating to the cumulative adjustment for prior period other than temporary impairments and $32 million related to the preferred securities of PEPS I, a special purpose entity formed in late 2001. Results were also negatively impacted by derivative losses of $13 million. In December 2001, Aon sold the vast majority of its limited partnership (LP) portfolio to PEPS I. The remaining LP's provided a positive change in valuation versus reduced valuations in 2001, which reduced somewhat the overall decline in revenue. For the first six months, negative revenue of $50 million was a significant improvement over negative revenue of $99 million in 2001. The improvement in revenue was driven by a positive change in the valuation of the remaining LP's in 2002 versus reduced valuations in 2001, as well as $48 million of interest income received in the first quarter due to the settlement of a prior year tax related issue. These items were somewhat offset by increased other than temporary investment impairments of $76 million, which includes the $56 million cumulative adjustment noted above, and the derivative losses of $13 million.

        The fixed-maturity portfolio had a $45 million gross unrealized loss at June 30, 2002, including $7 million related to deferred amortizable derivative losses, and is subject to interest rate risk, market risk and credit risk. The equity portfolio is comprised of non-redeemable preferred stocks and private and publicly-traded common stocks. The non-redeemable preferred stock portfolio had a $1 million gross unrealized loss and is subject to interest rate risk, market risk, credit risk and illiquidity risk. The common stock portfolio had a $1 million gross unrealized loss at June 30, 2002 and is subject to illiquidity risk, concentration risk, and operating performance risk relative to private equities and market risk relative to publicly-traded stocks. Aon's portfolios are highly diversified but remain exposed to market, equity and credit risk.

        The following table contains an analysis of Aon's investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $7 million) as of June 30, 2002:

Investment Positions with Unrealized Losses Segmented by Quality and Period of Continuous Unrealized Loss*
As of June 30, 2002

	Investment Grade				Non-Investment Grade				Not Rated
	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	Grand Total
	($ in millions)
FIXED MATURITIES
# of positions	31	45	65	141	10	3	1	14	—	—	—	—	155
Fair Value	$214	$200	$381	$795	$30	$11	$—	$41	$—	$—	$—	$—	$836
Cost or Amortized Cost	218	203	410	831	30	13	—	43	—	—	—	—	874
Unrealized Loss	(4)	(3)	(29)	(36)	—	(2)	—	(2)	—	—	—	—	(38)
EQUITIES; PREFERRED
# of positions	5	4	1	10	1	—	—	1	—	—	—	—	11
Fair Value	$16	$12	$—	$28	$3	$—	$—	$3	$—	$—	$—	$—	$31
Cost	17	12	—	29	3	—	—	3	—	—	—	—	32
Unrealized Loss	(1)	—	—	(1)	—	—	—	—	—	—	—	—	(1)
EQUITIES; COMMON
# of positions	—	—	—	—	—	—	—	—	3	4	1	8	8
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$5	$—	$5	$5
Cost	—	—	—	—	—	—	—	—	—	6	—	6	6
Unrealized Loss	—	—	—	—	—	—	—	—	—	(1)	—	(1)	(1)
OTHER
# of positions	—	—	—	—	—	—	—	—	1	1	—	2	2
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$8	$5	$—	$13	$13
Cost	—	—	—	—	—	—	—	—	8	5	—	13	13
Unrealized Loss	—	—	—	—	—	—	—	—	—	—	—	—	—
TOTAL
# of positions	36	49	66	151	11	3	1	15	4	5	1	10	176
Fair Value	$230	$212	$381	$823	$33	$11	$—	$44	$8	$10	$—	$18	$885
Cost or Amortized Cost	235	215	410	860	33	13	—	46	8	11	—	19	925
Unrealized Loss	(5)	(3)	(29)	(37)	—	(2)	—	(2)	—	(1)	—	(1)	(40)
% of Total Unrealized Loss	12%	8%	72%	92%	0%	5%	0%	5%	0%	3%	0%	3%	100%

*
For categorization purposes, we consider any rating of Baa or higher by Moody's, or equivalent rating agency, to be investment grade.

  For common equities, we view the most senior long-term debt of the issuer, if any, as the basis for establishing investment grade for the purpose of analysis in this table.

        At June 30, 2002, Aon's diversified fixed-maturity portfolio of $2.0 billion had 155 positions and $38 million of total gross unrealized losses, excluding deferred amortizable derivative losses. No single position had an unrealized loss greater than $2 million. Aon's total fixed-maturity portfolio is 95% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 95% investment grade and have a weighted average rating of "AA" based on amortized cost.

        At June 30, 2002, Aon's equity portfolio of $292 million, including non-redeemable preferred stocks, had 19 positions and $2 million of total gross unrealized losses. No single position had an unrealized loss greater than $1 million.

        Aon's non publicly-traded fixed maturity portfolio had a carrying value of $149 million at June 30, 2002, including $115 million in notes received from PEPS I on December 31, 2001 related to the securitization of limited partnerships and $12 million in notes issued by PEPS I to Aon during the first six months of 2002. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        Management periodically reviews securities with material unrealized losses and tests for other than temporary impairments. Management analyzes various risk factors and determines if any specific asset impairments exist. Once a determination has been made that a specific asset impairment exists, a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.

        Management reviews invested assets with material unrealized losses each quarter. Those assets are separated into two categories: (1) assets with unrealized losses due to issuer-specific events; and (2) assets with unrealized losses due to market conditions or industry-related events.

        Management's analysis of investments with unrealized losses due to issuer-specific events are segmented among four categories: fixed-maturity investments; preferred stocks; publicly-traded common stocks; and private common stocks and other invested assets.

        Fixed Maturity Investments—Creditworthiness of corporate obligors is reviewed at least quarterly. Creditworthiness factors reviewed include: nationally recognized credit rating agency rating changes; and, changes in fundamental financial performance of the underlying entity. Additionally, for asset-backed securities, cash flow trends and underlying levels of collateral are monitored. Management monitors for other than temporary impairment all bonds and asset-backed securities that have exhibited a decline in financial performance.

        Preferred Stocks—Similar to fixed-maturity investments, issuer creditworthiness is reviewed at least quarterly. Creditworthiness factors reviewed include: nationally recognized credit rating agency rating changes; and changes in financial performance of the underlying issuer. Management monitors for other than temporary impairment all preferred stock investments that have exhibited a decline in financial performance.

        Publicly-Traded Common Stocks—Each common stock investment is reviewed quarterly to determine if it has incurred a decline in value deemed other than temporary. Criteria include a review of issuer financial trends, and market expectations based on third-party forward-looking analytical reports, when available.

        Private Common Stocks and Other Invested Assets—Private issue valuations include: recent transaction valuations between the issuer and a third party; financial performance reviews; and, financial trend comparisons with publicly-traded companies in the same or similar industries. These assets are reviewed quarterly.

        For fixed-maturity investments, common and preferred stock investments with continuous material unrealized losses due to issuer-specific events, an other than temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with SAB 59, FASB Statement No. 115 and related guidance.

        Invested assets with unrealized losses due to market conditions or industry-related events include those adversely impacted by: increasing U.S. Treasury or local sovereign interest rates; corporate and asset- backed credit spread widening; common stock price volatility due to conditions in the overall market or a particular industry; and illiquid market conditions.

        For fixed-maturity investments with unrealized losses due to market conditions or industry-related events where there exists a reasonable market recovery expectation and where management has no positive current intent on selling and Aon has the intent and ability to hold the investment until maturity or a market recovery is realized, the decline in value below cost is not assumed to be other than temporary. Management believes that the intent and ability to hold a fixed-maturity investment with a continuous material unrealized loss due to market conditions or industry-related events for a period of time sufficient to allow a market recovery or to maturity is a decisive factor when considering an impairment loss. In the event that Aon's intent or ability to hold a fixed-maturity investment with a continuous material unrealized loss for a period of time sufficient to allow a market recovery or to maturity were to change, an evaluation for other than temporary impairment is performed. An other than temporary impairment loss will be recognized based upon all relevant facts and circumstances for each investment, as appropriate, in accordance with SAB 59, FASB Statement No. 115 and related guidance. Aon continues to monitor these securities on a quarterly basis to ensure that unrealized losses do not become the result of issuer-specific events.

        For preferred and common stock investments with continuous material unrealized losses for two consecutive quarters due to market conditions or industry-related events, an evaluation for other than temporary impairment is performed. An other than temporary impairment loss is recognized based upon all relevant facts and circumstances for each investment, as appropriate. Aon continues to monitor these securities on a quarterly basis to ensure that unrealized losses are not the result of issuer-specific events.

        The risks inherent in the assessment methodology include the risk that market factors may differ from Aon's expectations; Aon may decide to subsequently sell a security for unforeseen liquidity needs; or the credit assessment or equity characteristics may change from our original assessment.

        Corporate and Other expenses for the quarter were $52 million, down $28 million from the same period last year. Goodwill amortization was $29 million for the second quarter 2001. In accordance with Statement No. 142, which Aon adopted on January 1, 2002, Aon will no longer amortize goodwill. However, it will test annually for impairments. Interest expense declined $1 million for the quarter, as lower interest rates were offset by higher average debt levels. For the first half 2002, expenses were $104 million, compared to $164 million last year. Goodwill amortization was $58 million in 2001. General expenses rose $6 million due in part to expenses to hire new management personnel for Combined Specialty. Interest expense declined $8 million, reflecting lower interest rates.

        The revenue and expense comparisons discussed above contributed to the overall Corporate and Other pretax loss of $147 million in the quarter versus a loss of $94 million last year. The year-to-date loss of $154 million was $109 million better than 2001.

Cash Flow and Financial Position
at the End of Second Quarter 2002

        Cash flows from operating activities represent the net income earned by Aon in the reported periods adjusted for non-cash charges as well as changes in assets and liabilities. Cash flows provided by operating activities for the first six months 2002 were $605 million, a $309 million increase over the same period in 2001. Other receivables and liabilities increased $220 million during the year, driven by timing of the collection of brokerage receivables and payment of insurance premiums payables, the timing of accruals, as well as an increase in net income.

        Investing activities used cash of $128 million, versus cash usage of $278 million in 2001. The net purchase of investments used cash of $46 million during the first six months of 2002. This was offset by the net sale of short-term investments of $66 million. In 2001, purchases of short-term investments used $162 million, while net sales of investments generated cash of $66 million.

        Cash of $168 million was used during the first six months of 2002 for financing activities, which was $198 million less than was utilized in 2001. The lower usage of cash from last year is primarily due to a small increase in the amount of short-term debt in 2002 versus $105 million of short-term debt paid down in 2001, coupled with an increase in long-term debt issued in 2002. In 2001, a significant amount of U.S. commercial paper was repaid, in part due to utilizing cash from a dividend received from one of Aon's insurance company subsidiaries. No dividend was received in 2002.

        Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their operational needs in the foreseeable future. The liquidity needs of Aon, as the parent company, are primarily for servicing its debt (including the payment of maturities) and for the payment of dividends on common and preferred stock and capital securities. Aon accesses the medium-term note and commercial paper markets for working capital needs and other purposes. Aon has back-up lines of credit with banks supporting its commercial paper program. These lines would be available in the event of a lack of access to the commercial paper market. Aon's borrowing costs increase in the event of credit rating downgrades. In early August 2002, Aon's commercial paper was downgraded by one rating agency and its senior debt was downgraded by two agencies (with a continuing negative watch) and was put on negative outlook by a third. Based upon the anticipated availability of commercial paper borrowings (or, alternatively, its bank lines of credit) and operating results, Aon anticipates adequate liquidity to meet its requirements.

        As a result of one of these downgrades, the spread applicable to Aon's outstanding floating rate notes due 2003 and the interest rate on Aon's outstanding 6.20% notes due 2007 (the "2007 notes") will each be increased by 0.25%, commencing on the next applicable interest payment date, subject to being further increased or decreased in accordance with the indentures governing the notes. In addition, the registration rights agreement entered into with the purchasers of the 2007 notes provides that the annual interest rate on the 2007 notes will be increased by 0.5% if Aon does not consummate a registered exchange offer for the 2007 notes or cause a shelf registration statement covering resales of the 2007 notes to become effective on or prior to September 9, 2002 (the date that is 270 days after the closing of the sale of the 2007 notes). Aon does not expect to fulfill these obligations under the registration rights agreement by that date. Accordingly, the annual interest rate on the 2007 notes will be increased by 0.5% thereafter until Aon consummates a registered exchange offer or causes a shelf registration statement to become effective as described above.

        Aon had previously stated its intention to raise common equity in connection with the proposed spin-off of Combined Specialty. However, current market conditions are not conducive to raising capital at this time. Therefore, Aon is investigating alternative options for Combined Specialty, including a sale of all or part of Combined Specialty and/or a spin-off of part of Combined Specialty. It is expected that management will make a recommendation to its Board of Directors after a course of action is chosen for Combined Specialty on an appropriate dividend level. Aon's current quarterly dividend is $0.225 per share.

        Due to the contractual nature of its insurance policyholder liabilities, which are primarily intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.0 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95%) and has a fair value that is 99% of amortized cost at June 30, 2002.

        Total assets increased $2.2 billion to $24.6 billion since year-end 2001. Invested assets at June 30, 2002 decreased $210 million from year-end levels due to sales of $318 million of securities at the end of June. The proceeds of this sale were not received as of June 30, 2002 and are included in receivables at June 30, 2002. The amortized cost and fair value of less than investment grade fixed maturity investments at June 30, 2002 were $108 million and $100 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at June 30, 2002 was $26 million, or 0.4% of total invested assets.

        Short-term borrowings increased at the end of second quarter 2002 by $35 million when compared to year-end 2001 due to higher domestic borrowings, which offset lower international debt. At the end of second quarter 2002, notes payable increased by $122 million when compared to year-end 2001. The increase was due to higher U.S. commercial paper borrowings of $183 million partially offset by the reduction of foreign debt of $61 million. Commercial paper borrowings have been included in notes payable based on Aon's intent and ability to maintain or refinance these obligations on a long-term basis through 2005.

        Stockholders' equity increased $169 million during the first six months of 2002, reflecting an increase in net income before preferred dividends of $104 million. Partially offsetting the increase were dividends paid to stockholders of $124 million. Accumulated other comprehensive loss improved $155 million since December 31, 2001. Net foreign exchange losses improved by $94 million due to the weakening of the U.S. dollar vis a vis foreign currencies in the second quarter. Net unrealized investment gains of $6 million was a $48 million increase over year-end, driven principally by the recognition of $109 million pretax write-downs of other than temporary impairments in the condensed consolidated statement of income during the six months ended June 30, 2002. There was no impact to aggregate stockholders' equity for these write-downs.

        At June 30, 2002, stockholders' equity per share was $13.53, up from $12.82 (restated) at December 31, 2001 as the higher stockholders' equity balance more than offset the increased number of shares outstanding since year-end.

Review by Independent Auditors

        The condensed consolidated financial statements at June 30, 2002, and for the three and six months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

Independent Accountants' Review Report

Board of Directors and Stockholders
Aon Corporation

        We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 2002, and the related condensed consolidated statements of income for the three-month and six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial position of Aon Corporation as of December 31, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows (as restated) for the year then ended, not presented herein, and in our report dated February 12, 2002, except as to Note 1 as to which the date is August 14, 2002, we expressed an unqualified opinion on those consolidated financial statements (as restated). In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

                      ERNST & YOUNG LLP

Chicago, Illinois
August 14, 2002

PART II

OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The information required by this item was previously included in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits—The exhibits filed with this report are listed on the attached Exhibit Index.
(b)	Reports on Form 8-K—The Registrant filed two current reports on Form 8-K during the quarter ended June 30, 2002 and two additional current reports thereafter.
(i) A Current Report on Form 8-K dated April 5, 2002, reporting pro-forma financial statements relating to previously announced plans to spin-off its insurance underwriting operations.
(ii)
A Current Report on Form 8-K dated May 30, 2002 reporting that Combined Specialty Group, a subsidiary of the Registrant, will be disclosing in an amended Form 10 filing with the Securities and Exchange Commission that it expects to establish a reserve related to an alleged breach of contract by National Program Services, Inc.
(iii)
The Registrant filed a Current Report on Form 8-K dated August 7, 2002, announcing its results of operations for the quarter and six months ended June 30, 2002 and other matters. The following exhibit was included in the report: Exhibit 99—Portions of press release issued on August 7, 2002.
(iv)
The Registrant filed a Current Report on Form 8-K dated August 14, 2002, announcing that the Registrant has resolved all SEC comment letter items and other matters. The following exhibit was included in the report: Exhibit 99—Press release issued August 14, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation (Registrant)
August 14, 2002	/s/ HARVEY N. MEDVIN HARVEY N. MEDVIN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

Aon CORPORATION

Exhibit Number
In Regulation S-K

Item 601 Exhibit Table

(12)
Statements regarding Computation of Ratios.

(a)
Statement regarding Computation of Ratio of Earnings to Fixed Charges.

(b)
Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(15)
Letter re: Unaudited Interim Financial Information

(99.1)	Certification of CEO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
(99.2)	Certification of CFO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

QuickLinks

Part I FINANCIAL INFORMATION Aon Corporation Condensed Consolidated Statements of Financial Position
Aon Corporation Condensed Consolidated Statements of Income (Unaudited)
Aon Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)
Notes to the Condensed Consolidated Financial Statements
Aon Corporation Management's Discussion and Analysis of Financial Condition and Results of Operations Second Quarter and Six Months Ended June 30, 2002
Investment Positions with Unrealized Losses Segmented by Quality and Period of Continuous Unrealized Loss* As of June 30, 2002
Cash Flow and Financial Position at the End of Second Quarter 2002
PART II OTHER INFORMATION
SIGNATURE