Form 10-K/A
period 2001-12-31
AON CORP
filed 2002-09-27
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 1-7933

Aon Corporation
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	36-3051915
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
200 E. RANDOLPH STREET, CHICAGO, ILLINOIS	60601
(Address of Principal Executive Offices)	(Zip Code)

(312) 381-1000
(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
7.40% Notes Due 2002	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements, incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 25, 2002 was $8,384,338,140.

        Number of shares of $1.00 par value Common Stock outstanding as of February 25, 2002 was 271,430,890.

DOCUMENTS FROM WHICH INFORMATION IS INCORPORATED BY REFERENCE:

        Notice of Annual Meeting of Holders of Common Stock and Series C Preferred Stock and Proxy Statement for Annual Meeting of Stockholders of the Registrant on April 19, 2002 (Part III)

EXPLANATORY NOTE

        As described in a press release issued by Aon Corporation ("Aon" or the "Company") on August 14, 2002 (which release was filed as an exhibit to the Company's Form 8-K on the same day), the Company recently resolved various accounting and disclosure comments from the Securities and Exchange Commission's (SEC's) Division of Corporation Finance. One of the comments addressed a disputed reinsurance recoverable recorded in the third quarter 2001 relating to benefits paid to beneficiaries of World Trade Center employees. The Company had originally recorded an allowance for potential uncollectibility of the receivable in the first quarter 2002. In order to resolve the comment, the Company agreed to instead establish the allowance in the fourth quarter 2001 and reverse the amount previously recorded in first quarter 2002. To effect this timing change, the Company has restated its financial statements (including relevant Schedules and Exhibits) for the affected periods and has filed such restatements on this amended Form 10-K for the year ended December 31, 2001 and an amended Form 10-Q for the quarter ended March 31, 2002. For further information, see note 1 of the Notes to Consolidated Financial Statements.

        In addition, the SEC staff requested that Aon add certain disclosures or not report certain items. The consolidated financial statements and management's discussion and analysis of financial condition and results of operations, included herein, have been amended as appropriate to respond to these requests.

        Finally, this amended Form 10-K also includes disclosures relating to material developments in certain specific matters which had been discussed in the original filing. This amended 10-K does not purport to provide a general update or discussion of developments at the Company subsequent to either the original filing or to the filing of the Company's Form 10-Q for the quarter ended June 30, 2002; any such disclosures shall be contained in the Company's Form 10-Q for the quarter ending September 30, 2002.

        The filing of this amended Form 10-K shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

        Aon's Insurance Underwriting segment is comprised of supplemental accident and health and life insurance, and extended warranty and casualty insurance products and services. Combined Insurance Company of America ("Combined Insurance") engages in the marketing and underwriting of accident and health and life insurance products. Combined Specialty Insurance Company (formerly known as Virginia Surety Company, Inc.) and London General Insurance Company Limited offer extended warranty and casualty insurance products and services.

        In November 2000, the Registrant announced a business transformation plan, which began in fourth quarter 2000 and will continue into 2002. The transformation plan will affect each operating segment; however, most changes will affect the largest operating segment, Insurance Brokerage and Other Services, and will occur in the major countries of operation, the U.S. and the United Kingdom.

        In April 2001, the Registrant announced a plan to spin off its insurance underwriting business to Aon's common stockholders, creating two independent, publicly-traded companies. The insurance underwriting company will be named Combined Specialty Group, Inc. (formerly known as Combined Specialty Corporation). The transaction requires final Board of Directors approval, a favorable Internal Revenue Service tax ruling and certain insurance regulatory approvals and was expected to be completed in spring 2002. On August 7, 2002, the Registrant announced that it is investigating alternative options for Combined Specialty, including a sale of all or part of Combined Specialty, and/or a spin-off of part of Combined Specialty.

        The Registrant hereby incorporates by reference Note 5 "Business Transformation Plan" and note 16 "Segment Information" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, as well as "Operating Segments" and "Recent Developments" of Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.

THE NEW Aon

        Aon's CURRENT INSURANCE BROKERAGE AND CONSULTING BUSINESSES WILL BECOME THE "NEW" Aon after the divestiture of our insurance underwriting group. Our insurance brokerage and consulting professionals serve similar client franchises with a common business approach.

        Aon has built worldwide resources to address two of the most challenging questions faced by organizations today. How to:

  •
  Construct an effective insurance and risk management program and

  •
  Improve the productivity of people.

        Aon is dedicated to building solutions in these areas for two reasons: client demand continues to grow and our professionals are extremely well-positioned to address the increasing challenges.

        Insurance and risk management is now widely viewed as a critical boardroom issue. It is the cornerstone of every company's capital structure. A poorly constructed program may leave an organization vulnerable to major long-term setbacks, or worse, insolvency and bankruptcy. When well-designed, an insurance and risk management program frees a company to pursue its vision—unhindered by concerns that it may need to hoard precious financial capital or maintain unusually high levels of liquidity. It can become a competitive advantage.

        Employee productivity is another critical issue faced by companies. Today's major economies are primarily service-based, and for most companies, employees' total compensation is among their biggest investments. In this environment, work force productivity becomes a critical, differentiating factor that can make a company a winner, versus an "also ran".

Shared Strategies Serve Similar Clients

        Aon's insurance brokerage and consulting businesses benefit from practicing a common strategic approach—offering professional advice, fulfillment and outsourcing solutions. They serve similar client bases: large multi-nationals, mid-market companies and small firms. And they leverage a global distribution network spanning 120 countries.

        Both businesses recognize the unique needs of different client groups and our professionals specialize by product, function and client industry—all coordinated by strategic account managers, or relationship managers, who factor in a holistic view of the client's needs.

INSURANCE BROKERAGE AND RISK MANAGEMENT SERVICES

        SEPTEMBER 11 JOLTED THE ENTIRE BUSINESS WORLD and the repercussions are being felt by companies thousands of miles from Ground Zero. Some industries were hurt more than others, but none was untouched by the harsh realities of the attack. One reality has received renewed attention: insurance and risk management is a crucial thread in the fabric of our global economy. Today, it's front-page news. Aon has been focusing on it for decades.

        Aon has been steadily building resources to help clients prepare for the worst crises that they will ever face, the unimaginable. No company can prepare for a tragedy such as September 11. But in times of disaster, a comprehensive risk management plan and well-designed insurance program can help a company to quickly support employees, rebuild workplaces and reestablish operations. This is what Aon's dedicated professionals do—each day, every day.

        While terrorism is receiving widespread media coverage, there are major trends that have steadily raised the level and complexity of risks encountered by clients. They include globalization, privatization, litigiousness, e-commerce, growing interdependence between manufacturers and suppliers, and many others.

        Given our foresight into the ramifications of these trends, Aon has built sophisticated solutions to help clients deal with the inherent risks. Insurance, reinsurance, captives, alternative risk transfer programs and other risk services have all become "capital management" solutions that support business continuity—even in the worst times. Aon has also been building resources to address another major trend: outsourcing. Clients increasingly want outside experts to perform non-core functions to reduce costs and improve quality. Aon is prepared to help clients do just that.

Leading Brokerage Businesses—
Working Together for Clients

        Aon's focused building has made us a leader in our industry. In fact, Aon has vast experience and expertise in every facet of the property and casualty insurance brokerage and risk management services industry. Our businesses complement each other; they "fit together" to provide integrated solutions: advice, fulfillment and outsourcing.

        Aon is the:

  #1 Global reinsurance broker

  #1 Global manager of captive insurance companies

  #1 U.S. multiline claims services provider

  #1 U.S. wholesale broker and underwriting manager

  #2 Global insurance broker

        A key advantage for Aon is our broad view of the insurance industry. It allows us to anticipate how changes in one sector can impact another, empowering us to integrate our services while leveraging our expertise and global distribution.

        Aon's insurance professionals specialize in retail, reinsurance and wholesale brokerage. Their expertise covers a wide range of specialties, such as captive insurance company management, claims and loss cost control, underwriting management, premium finance, safety engineering and direct marketing to affinity groups.

        Our client franchise is extensive and includes:

  •
  multi-national corporations, middle-market companies and small commercial clients served by our retail brokers,

  •
  insurance and reinsurance companies served by our reinsurance brokers, managing general underwriters and claims professionals, and

  •
  independent agents and brokers seeking premium funding alternatives, claims services and access to specialty products in markets served by our wholesale brokers and underwriting managers.

        Our RETAIL brokers' broad spectrum of advisory and outsourcing services includes risk identification and assessment, alternative risk financing, safety engineering, loss management and program administration for clients. Our professionals design, place and implement customized insurance solutions. While we bring broad capabilities to all client industries, Aon has developed specialties in directors' and officers' liability, professional liability, entertainment, public entities, workers' compensation, media, financial institutions, marine, aviation, construction, healthcare and energy.

        Our REINSURANCE professionals offer insurance and reinsurance companies sophisticated advisory services that enhance the risk/return characteristics of insurance policy portfolios and improve capital utilization. They also offer extensive experience in statistical claims analysis and evaluation of catastrophic loss exposures. Now, more than ever, insurers and reinsurers require innovative solutions to the increasing challenges they face. By responding to the demands of these capital providers, Aon's reinsurance team helps create downstream solutions for retail and wholesale insurance clients.

        Aon's WHOLESALE insurance brokers, under the SWETT & CRAWFORD brand, serve thousands of independent agents and brokers who seek insurance protection for their customers. Aon's wholesale brokers have unparalleled access to wide-ranging property and casualty markets to obtain insurance that meets the needs of these independent agent and broker clients. Aon's wholesale expertise and full service capabilities allow us to efficiently deliver products and services to independent agents and brokers in virtually every market segment.

        Our MANAGING GENERAL UNDERWRITERS provide insurance companies the opportunity to participate in niche markets without incurring significant startup costs. Under these programs, insurance companies earn premiums and accept claims obligations, but they outsource many underwriting functions to Aon. This often includes policy design, issuance and administration; premium rating and collection; and claims administration. Insurance company clients benefit from working with Aon professionals who are specialists in particular insurance lines.

        Aon's wholesale brokers and managing general underwriters offer more than 450 insurance products and programs. Clients may access them directly, or through the Aon SPECIALTY PRODUCT NETWORK (ASPN) at www.askaspn.com, developed by Aon as a single-point-of-contact for our agent and broker clients that require specialty insurance solutions for their customers.

        Insurance companies, firms with self-insurance programs, and agents and brokers that outsource claims functions choose Aon's CLAIMS AND LOSS COST MANAGEMENT professionals for their expertise and breadth of services. Aon markets these services primarily through the CAMBRIDGE INTEGRATED SERVICES GROUP. Our mission is more than claims administration. Our clients, with unique asset bases and capital management disciplines, look to our professionals for strategic loss cost management because Aon keeps clients' objectives clearly in focus. Our expertise spans property and casualty, health and disability, absence management, personal lines, professional and complex liability, transportation, unemployment compensation, structured settlements and other specialty areas.

        Our CAPTIVE INSURANCE COMPANY MANAGEMENT professionals specialize in the innovative design of programs that enable clients to manage risks that would be cost-prohibitive, or worse, unavailable, in traditional insurance markets. As premium rates have risen, commercial enterprises have turned to Aon's captive management professionals even more frequently for solutions.

        Our PREMIUM FINANCE professionals, under the CANANWILL brand, offer financing options that are marketed through retail and wholesale insurance brokers and insurance companies. In 2001, Aon arranged financing for commercial insurance premiums exceeding $3.5 billion for clients ranging from small firms to the Fortune 500.

        Aon also offers insurance products marketed to AFFINITY GROUPS—individuals, associations or businesses within a similar risk class who are better served as "one", instead of "many". By forming a group, they have access to insurance program options and advantages not otherwise available. Aon offers professional liability, life, disability income, and personal lines insurance products to nurses, accountants, healthcare providers and other affinity groups.

        Around the world in hundreds of offices Aon's insurance professionals provide retail, reinsurance and wholesale brokerage services. Their expertise covers captive insurance company management, claims and loss cost control, underwriting management, premium finance, safety and loss control engineering and direct marketing to affinity groups.

        Our client franchise is extensive and includes:

  •
  multi-national corporations, middle market companies and small commercial clients served by our retail brokers

  •
  insurance and reinsurance companies served by our reinsurance brokers, underwriting managers and claims professionals

  •
  independent agents and brokers seeking access to specialty products and programs in markets served by our wholesale brokers and underwriting managers

        Our professionals deliver integrated solutions that link advice, fulfillment and outsourcing as client needs dictate.

HUMAN CAPITAL CONSULTING

        HOW CAN WE INCREASE REVENUES AND PROFITS? This is a common question asked by executives—every day—around the world. The answer often lies in finding ways to improve work force productivity. Aon has built a global consulting business dedicated to helping clients achieve this critical objective.

        Like other insurance brokers, Aon started its human resource consulting practice years ago by focusing on employee benefits. We offered employers brokerage and consulting services for their life, accident, health and retirement plans. Back then, employers had mostly stable work forces with common demographics. But times have changed. Today, employees are more mobile and diverse—switching companies, industries and even career paths to leverage their skills.

        Employers' needs are now more complicated. Companies must find advanced ways to attract and retain workers with the right skill levels and commitment. Aon has responded by building broad expertise to address the fundamental question: "How to improve work force productivity in a more challenging environment?"

        Our consultants start by fully understanding a client's business strategies. With our highly experienced specialists, we then develop custom "people strategies" to support their goals. We serve three major client segments —large corporations, middle market companies and small firms—with distinct products and services.

Five Major Practices

        Our consulting business has five major practices: employee benefits, compensation, management consulting, outsourcing and communication.

        Our EMPLOYEE BENEFITS experts construct and implement benefit packages including health and welfare plans, pension, 401k and other retirement plans designed to attract and retain the right employees. In addition, we offer advice regarding investment manager selection and we work with clients' professional advisors concerning tax and ERISA issues.

        Our employee benefits practice also conducts proprietary research on employee commitment and loyalty that complements our other services. By understanding worker motivation, our professionals can tailor cost-effective programs that better suit clients and their employees. Our expertise also spans absence management, mergers and acquisitions due diligence, and elective benefit options purchased directly by employees.

        Our COMPENSATION practice designs salary, bonus, commission, stock option and other pay structures. The objective: motivate executives, salespeople and employees to achieve specific performance targets. Two areas of particular strength and brand recognition are the financial and technology industries where we conduct proprietary compensation surveys, including the widely followed MCLAGAN survey for financial professionals and the RADFORD survey in the technology field.

        MANAGEMENT CONSULTING assists clients in process improvement and design, leadership, organization, and human capital development. Late in 2001, we announced the launch of Aon's management consulting practice that includes our RATH & STRONG SIX SIGMA suite of management services: proven process improvement methods that drive performance gains throughout organizations. Our services in leadership and human capital development range from the assessment and selection of employees to executive development programs.

        Our OUTSOURCING practice offers employment processing, performance improvement, benefits administration and enrollment, and other employment services. We expect demand for Aon's outsourcing services to grow as clients learn more about how we can reduce their expenses while improving quality. Aon's advantage: we combine a strategic, holistic view of work force dynamics with practical outsourcing solutions. In fact, we believe more companies will seek integrated outsourcing services—from recruitment to retirement.

        Aon's COMMUNICATION consultants help companies to develop messages that support their corporate vision. Our services span communication strategy development to campaign execution using a broad array of media. Topics cover business process and culture change to human resource operations. Our award-winning work boosts employee attraction and retention, promotes productivity and improves financial results.

        Aon's consulting business has evolved to meet the growing needs of our clients. We now have comprehensive resources to assist clients in virtually every facet of human capital management.

        Our human capital consulting business has five major practices that serve three client segments—large multi-national corporations, middle market companies and small firms—with distinct products and services.

        Our consulting professionals advise clients on:

  •
  Employee benefits that attract and retain qualified employees

  •
  Compensation strategies that motivate executives, salespeople and employees to achieve specific performance objectives

  •
  Management consulting initiatives that improve processes, leadership, organization and human capital development

  •
  Outsourcing solutions that streamline employment processing, performance improvement, benefits administration, individual enrollment and other employment services

  •
  Communications that support their corporate visions and align their employees' behavior with organizational objectives

INSURANCE UNDERWRITING

        Aon ANNOUNCED A MAJOR STRATEGIC DECISION IN 2001. All insurance underwriting businesses were to be spun off under a new company—Combined Specialty Group, Inc. (formerly known as Combined Specialty Corporation)—in spring 2002.

        The rationale is straightforward: Combined Specialty can grow faster by expanding into new property and casualty insurance lines—beyond its market-leading accident and health insurance and extended warranty products. By separating, Combined Specialty can develop new relationships with multiple property and casualty insurance brokers that will present new marketing and distribution channels around the world.

        Aon is at an important juncture. In the past, our brokerage and consulting businesses made acquisitions with funding from our underwriting business. Now, our brokerage and consulting businesses can fund their combined growth opportunities as a separate company, apart from underwriting. This allows Combined Specialty to redirect its profits into high-demand products like commercial property and casualty insurance.

        Our industry is also at a crucial stage. When we originally announced plans to divest our underwriting operations, the insurance markets were beginning to see the first broad-based increase in premium rates in more than a decade. September 11 magnified this shift in a dramatic way. Today, we are witnessing an unprecedented escalation of premium rates and restrictive underwriting.

        The divestiture of Combined Specialty allows us to assist clients in two ways. First, our insurance brokers are already hard at work finding the best insurance solutions for our clients. Second, the expansion of our underwriting business into property and casualty lines, facilitated by the divestiture, also allows us to offer new, reliable insurance capacity at a time when clients need it most.

        Aon named prominent industry executive Dennis B. Reding, Chairman and CEO of Combined Specialty, to drive these underwriting initiatives and lead this "new" company.

        On August 7, 2002, Aon announced that it is investigating alternative options for Combined Specialty, including a sale of all or part of Combined Specialty, and/or a spin-off of part of Combined Specialty.

Underwriting Businesses

        Our insurance underwriting businesses offer supplemental accident and health insurance and extended warranty products. In addition, we recently launched new initiatives to actively underwrite commercial property and casualty insurance policies.

        Within our supplemental accident and health insurance businesses, we provide an array of accident, sickness, short-term disability and other supplemental insurance products. We market primarily through our sales force of 7,000 career agents, plus select brokers and consultants that reach niche markets. These relationships—that include direct response programs, affinity groups and worksite marketing—provide us access to new policyholders.

        Aon is the world's largest independent provider of EXTENDED WARRANTY PRODUCTS. We offer warranties covering automobiles and a variety of consumer goods, including electronics and household appliances. We also provide non-structural home warranties and specialty products, such as credit card enhancements and affinity warranty programs. We offer these warranties through more than 4,000 retail automobile dealers, as well as leading consumer goods manufacturers, distributors and retailers. By purchasing warranties, consumers feel more at ease about major purchases. And, our retailer clients benefit by offering this protection to their customers while generating another source of revenue.

        The newest group within Combined Specialty is SPECIALTY PROPERTY AND CASUALTY INSURANCE UNDERWRITING. This group, using a disciplined approach, will expand capabilities into specialty segments of the insurance market that have significant profit potential. The initial focus will be on the excess and surplus specialty market—offering specialty, primary and excess casualty products distributed through wholesale brokers. Other specialty segments will include inland marine, excess liability, directors' and officers' liability and errors and omissions insurance, using multiple distribution sources.

        Once these core products and services are established, we expect to expand into others that offer solid long-term profit opportunities by addressing client needs.

        Supplemental accident and health and life insurance products are provided to over 5 million policyholders worldwide through a salesforce of nearly 7,000 throughout North America, Latin America, Europe and Asia/Pacific.

        Warranty products and services are delivered to the world's premier manufacturers, distributors and retailers of almost every type of consumer good including vehicles, electronics, appliances, computers and telephone equipment, as well as extended service plans and warranties for home buyers and sellers.

        New commercial property and casualty insurance product lines will be offered to clients through a broad distribution network.

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

(2)  CONSULTING

Aon Consulting Worldwide, Inc.

        Aon Consulting Worldwide, Inc. is one of the world's largest integrated human capital consulting organizations. The operations of this segment provide a full range of human capital management services that serve three major client segments—large corporations, middle market companies and small firms.

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

(3)  INSURANCE UNDERWRITING

        Combined Insurance Company of America ("Combined Insurance") (CICA); Combined Life Insurance Company of New York ("CLICNY"); Combined Specialty Insurance Company (CSIC); London General Insurance Company Limited ("London General"); and Aon Warranty Group, Inc. ("Aon Warranty").

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

        The Registrant's extended warranty and casualty insurance business, conducted by CSIC, its branches and subsidiaries in North America, South America and Asia/Pacific and London General in Europe, provides warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, these subsidiaries provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs. CSIC and London General are among the world's largest underwriters of consumer extended warranties. The extended warranty products are sold in the United States, Canada, Latin America, Europe and Asia/Pacific. The administration of certain warranty services on automobiles, electronic goods, personal computers and appliances is handled by certain operations in the Insurance Brokerage and Other Services segment. Revenues earned from this area will be reflected as revenues in Combined Specialty after the planned divestiture. A new initiative was recently launched to begin actively writing commercial property and casualty risks, consisting primarily of excess and surplus lines, errors and omissions, excess liability and workers' compensation. However until the planned divestiture of the insurance underwriting businesses is resolved, any writing of these risks will be minimal.

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

(4)  DISCONTINUED OPERATIONS

        The Registrant hereby incorporates by reference note 6 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

ITEM 3. LEGAL PROCEEDINGS.

        The Registrant hereby incorporates by reference note 15 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Recent Developments

        The following provides updated information regarding specific litigation matters identified in note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.

        One of Aon's insurance subsidiaries is a defendant in several lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. In the second quarter 2002, Aon negotiated a compromise of several of the lawsuits and approximately 2,000 of the claims. Thus far in the third quarter of 2002, the settlement of approximately 1,000 of these claims has been concluded. The remainder of the settlements are still in the process of being documented and finalized. Of the remaining settlements already reached or concluded there will still be at least several hundred threatened claims outstanding. Each of the remaining lawsuits and any threatened claims are being investigated and vigorously defended.

        On September 11, 2002, CICA's action with respect to the BTA policy was dismissed by the Court for the lack of subject matter jurisdiction. CICA is seeking an expedited appeal.

        On August 30, 2002, two of the three carriers referred to in note 15 of the Notes to the Consolidated Financial Statements filed a complaint in the United States District Court for the District of Connecticut against the Aon brokerage subsidiary, which is a defendant in the Allianz action. The two carriers are currently involved in an arbitration proceeding with Allianz, related to the original litigation, in which Allianz seeks the recission of the reinsurance placements. These carriers also seek to recover from the Aon brokerage subsidiary any damages, costs and expenses, including legal fees, suffered by such carriers as a result of an adverse arbitration award.

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

        For information concerning certain directors and executive officers of the Registrant, see item 10 below. As of March 1, 2002, the following individuals are also executive officers of the Registrant as defined in Rule 16a-1(f):

Name, Age, and Current Office or Principal Position	Has Continuously Served as an Officer of Registrant or One or More of its Subsidiaries Since	Business Experience Past 5 Years
Harvey N. Medvin, 65 Executive Vice President and Chief Financial Officer	1972	Mr. Medvin became Vice President and Chief Financial Officer of the Registrant in 1982 and was elected to his current position in 1987. He also serves as a Director or Officer of certain of the Registrant's subsidiaries.
Michael A. Conway, 54 Senior Vice President and Senior Investment Officer	1990
		Mr. Conway was Vice President of Combined Insurance from 1980 to 1984. Following other employment, Mr. Conway rejoined the Registrant in 1990 as Senior Vice President of Combined Insurance and was elected to his current position in 1991. He also serves as Director or Officer of certain of the Registrant's subsidiaries.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

        The Registrant's $1.00 par value common shares ("Common Shares") are traded on the New York stock exchange. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data in Part II, Item 6 of this report.

        The Registrant had approximately 11,912 holders of record of its Common Shares as of February 25, 2002.

        The Registrant hereby incorporates by reference note 11 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

ITEM 6. SELECTED FINANCIAL DATA.

        As described in Item 1, Aon has restated its previously issued financial statements for the year ended December 31, 2001. See Note 1 in Notes to Consolidated Financial Statements for further information regarding the restatement.

SELECTED FINANCIAL DATA

	2001	2000	1999	1998	1997
	(Restated)
	(millions except common stock and per share data)
INCOME STATEMENT DATA
Brokerage commissions and fees	$5,436	$4,946	$4,639	$4,197	$3,605
Premiums and other	2,027	1,921	1,854	1,706	1,646
Investment income	213	508	577	590	500

Total revenue	$7,676	$7,375	$7,070	$6,493	$5,751

Income before accounting change(1)	$147	$481	$352	$541	$299
Cumulative effect of change in accounting principle(2)	—	(7)	—	—	—

Net income	$147	$474	$352	$541	$299

DILUTIVE PER SHARE DATA
Income before accounting change(1)	$0.53	$1.82	$1.33	$2.07	$1.12
Cumulative effect of change in accounting principle(2)	—	(0.03)	—	—	—

Net income	$0.53	$1.79	$1.33	$2.07	$1.12
BASIC PER SHARE DATA(1)	$0.54	$1.81	$1.35	$2.11	$1.14

BALANCE SHEET DATA
ASSETS
Investments	$6,146	$6,019	$6,184	$6,452	$5,922
Brokerage and consulting receivables	7,033	6,952	6,230	5,423	5,320
Intangible assets	4,084	3,916	3,862	3,500	3,094
Other	5,067	5,364	4,856	4,313	4,355

Total assets	$22,330	$22,251	$21,132	$19,688	$18,691

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance premiums payable	$8,233	$8,212	$7,643	$6,948	$6,380
Policy liabilities	4,990	4,977	5,106	4,823	4,450
Notes payable	1,694	1,798	1,611	1,423	1,137
General liabilities	3,098	3,026	2,871	2,627	3,052

Total liabilities	18,015	18,013	17,231	15,821	15,019
Redeemable preferred stock	50	50	50	50	50
Capital securities	800	800	800	800	800
Stockholders' equity	3,465	3,388	3,051	3,017	2,822

Total liabilities and stockholders' equity	$22,330	$22,251	$21,132	$19,688	$18,691

COMMON STOCK DATA
Dividends paid per share	$0.895	$0.87	$0.82	$0.73	$0.68
Stockholders' equity per share	12.82	13.02	11.91	11.83	11.20
Price range	44.80-29.75	423/4-20 11/16	462/3-26 1/16	503/8-32 3/16	391/4-26 13/16
Market price at year-end	35.520	34.250	40.000	36.917	39.083
Common stockholders	13,273	13,687	13,757	12,294	12,698
Shares outstanding (in millions)	270.2	260.3	256.1	255.0	252.0

(1)
Includes one time expenses of $133 million ($0.49 per dilutive share), $50 million ($0.19 per dilutive share), $195 million ($0.74 per dilutive share) and $107 million ($0.43 per dilutive share) for the years ended December 31, 2001, 2000, 1999 and 1997, respectively, and $97 million ($0.35 per dilutive share) for unusual charges—World Trade Center for the year ended December 31, 2001.

(2)
Adoption of SEC Staff Accounting Bulletin 101, effective January 1, 2000, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information Concerning Forward-looking Statements

        This report on Form 10-K contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or those anticipated, depending on a variety of factors such as general economic conditions in different countries around the world, fluctuations in global equity and fixed-income markets, changes in commercial property and casualty premium rates, the competitive environment, the actual cost of resolution of contingent liabilities, the final form of the business transformation plan, the ultimate cost and timing of the implementation thereof, the actual cost savings and other benefits resulting therefrom, whether the Company ultimately implements the proposed spin-off of its underwriting operations, and the timing and terms associated therewith, and events surrounding the terrorist attacks of September 11, 2001, including the timing and resolution of related insurance and reinsurance issues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This management's discussion and analysis of financial condition and results of operations contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. See "Information Concerning Forward-Looking Statements", above.

        On September 11, 2001, the World Trade Center was destroyed. Aon occupied space on several of the higher floors of one of the towers and 175 employees are either confirmed or presumed dead. In 2001, Aon incurred $275 million of expenses (before insurance and reinsurance recoveries) related to this event. These costs include $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, and is partially offset by gross reinsurance recoveries of $147 million. Reinsurers have disputed their liability as to approximately $90 million of these gross reinsurance recoveries under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.- based employees of subsidiaries of Aon, and legal actions have been filed by both parties. In the first quarter 2002, Aon recorded a pretax $90 million allowance ($56 million after tax or $0.20 per dilutive share) for this potentially uncollectible receivable. This allowance was established due to an April 2002 court ruling (in an unrelated case) that may impact the venue for litigation between Aon and its reinsurers. This ruling has impacted Aon's ability to reasonably estimate the probable recovery under the claim.

        After discussions with the SEC staff regarding the proper timeframe to record the above-mentioned allowance, Aon is, by means of this filing, restating its previously issued financial statements for the year ended December 31, 2001 to establish a $90 million pretax allowance for the reinsurance recoverable in the fourth quarter 2001 that had previously been established in the first quarter 2002. See also note 1 in Notes to Consolidated Financial Statements in Part II, Item 8 of this report. Unaudited quarterly financial information for the fourth quarter ended December 31, 2001, is also being restated by means of this filing.

        The effect of Aon's revisions were to reduce its net income, basic and dilutive earnings per share, respectively, from $203 million, $0.74 and $0.73 to $147 million, $0.54 and $0.53 for the year ended December 31, 2001. The effect of the revisions for the fourth quarter ended December 31, 2001 was to reduce net income from $83 million to $27 million and decrease both basic and dilutive earnings per share from $0.30 to $0.10. The effect of the revisions on Aon's Consolidated Statements of Financial

Position as of December 31, 2001 resulted in a decrease to both assets and retained earnings of $56 million.

        Unless otherwise expressly stated, all financial information in this Annual Report on Form 10-K/A is presented inclusive of these revisions.

        In addition, the SEC staff requested that Aon add certain disclosures or not report certain items. This management's discussion and analysis of financial condition and results of operations has been amended as appropriate to respond to these requests.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Aon's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the applicable period. On an ongoing basis, management evaluates its estimates, assumptions and judgments, including those related to revenue recognition, investments, intangible assets, income taxes, financing operations, policy liabilities (including future policy benefit reserves, unearned premium reserves, and policy and contract claim reserves), restructuring costs, retirement benefits and contingencies and litigation. Management bases its estimates, assumptions and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies, among others, affect its more significant estimates, assumptions and judgments used in the preparation of its consolidated financial statements.

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

        Premium Revenue.    For accident and health products, premiums are reported as earned in proportion to insurance protection provided over the period covered by the policies. For life products, premiums are recognized as revenue when due. For extended warranty products, premium revenues represent the portion of revenue from these contracts that are submitted to an Aon insurance carrier for coverage and are earned over the period of risk in proportion to the amount of insurance protection provided in accordance with FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.

Contingencies

        Aon and its subsidiaries are subject to numerous claims, tax assessments and lawsuits that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Pension Benefit Obligations

        We have significant pension benefit obligations that are developed from internal actuarial valuations. Inherent in these valuations and related net periodic costs or credits are key assumptions including discount rates, interest rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees.

Policy Liabilities

        To establish policy liabilities we rely upon estimates for reported and anticipated claims, our historical experience, other actuarial data and, with respect to accident and health and life liabilities, assumptions on investment yields. While management believes its estimation methodologies effectively measure these liabilities, a change from historical experience or a material deviation from our underlying assumptions could affect the ultimate results that are reported in Aon's consolidated financial statements.

GENERAL

        Aon has three operating segments: Insurance Brokerage and Other Services, Consulting, and Insurance Underwriting. These segments are based on client type and services or products delivered. Aon has a fourth, non-operating segment, Corporate and Other.

        References to organic revenue growth exclude the impact of acquisitions, dispositions, transfers, investment income, foreign exchange and unusual items. Written premiums are the basis for organic revenue growth within the Insurance Underwriting segment, but reported revenues reflect earned premiums.

        References to income before income tax exclude minority interest related to the issuance of 8.205% mandatorily redeemable preferred capital securities (capital securities) (see note 11) and the cumulative effect of a change in accounting principle (see note 1).

        The accounting policies for the business segments are identical to those described in note 1 to the consolidated financial statements.

Planned Divestiture Underwriting Businesses

        On April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin off its insurance underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The spin-off would take the form of a tax-free stock dividend of the outstanding shares of common stock of Combined Specialty Group, Inc. (formerly known as Combined Specialty Corporation), a new company formed to hold the insurance underwriting businesses. The transaction requires final Board approval, a favorable Internal Revenue Service tax ruling and certain insurance regulatory approvals and was expected to be completed in spring 2002. See "Recent Developments" for an update on the planned divestiture. In October 2001, Aon announced plans to expand its underwriting operations to include direct property and casualty insurance policies to meet clients' growing demand for insurance coverage. These expanded operations are intended to be part of the divestiture and may require the raising of additional capital. Also, in 2001, our underwriting subsidiaries invested $227 million to obtain an ownership interest in Endurance Specialty Insurance Ltd. (Endurance), a newly formed Bermuda-based insurer, which offers property and casualty insurance and reinsurance on a worldwide basis. Aon co-sponsored this company to support client demand for much needed underwriting capacity to commercial property and casualty insurance and reinsurance customers. This investment will allow Aon to participate in the growth expected in these areas. It is anticipated that after the divestiture of Combined Specialty, the Endurance investment will be owned by a Combined Specialty entity.

World Trade Center

        On September 11, 2001, the World Trade Center in New York was destroyed. Aon occupied space on several of the higher floors of one of the towers, where employees from insurance brokerage, human capital consulting, claims servicing, other specialty operations and accident, health and life insurance underwriting worked. Tragically, 175 of these employees are either confirmed or presumed dead.

        The events of September 11 have had an unfavorable impact on near-term financial results due in part to the loss of many highly talented employees. Other factors include business interruption issues and supplemental benefits granted to families of deceased employees. The exact financial impact on Aon from these events is not currently determinable. Future insurance claims may offset some of these costs.

        Aon's 2001 results include $158 million of identified World Trade Center costs that have been reported as a pretax unusual charge. These expenses are principally composed of insurance benefits of $45 million, net of approximately $147 million of gross reinsurance recoveries, provided under insurance policies issued by Aon's Combined Insurance Company of America (CICA). Reinsurers have disputed liability as to approximately $90 million of these gross reinsurance recoveries under a Business Travel Accident policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon Corporation, and legal actions have been filed by both parties. Aon has restated its 2001 results to record a pretax $90 million allowance ($56 million after tax) for this potentially uncollectible receivable in the fourth quarter. Aon continues to believe that CICA has valid reinsurance. Also see "Recent Developments". Other unusual charges related to the World Trade Center include a $10 million commitment to the Aon Memorial Education Fund to support the educational needs of the children of Aon employees who were victims of the September 11 attacks, and $13 million of other costs that may not be recoverable from insurance.

        Additional World Trade Center related costs are expected in 2002. Most costs incurred have been offset, where appropriate, by insurance claims. Other costs and recoveries remain to be identified and quantified, including business interruption issues. Aon also had $33 million of depreciable assets at book value destroyed that it has written off. It expects to recover full replacement value for these depreciable assets from its insurance policies. A gain would be reported to the extent the insurance proceeds exceed the book value of the destroyed assets. As analyses of the potential business interruption issues continue, and as additional claims are presented, a gain could potentially be recognized in a future period.

SPECIAL CHARGES

General

        Aon's special charges are reflected in general expenses on the consolidated statements of income. Aon's unpaid liabilities relating to the business transformation plan, special charges and purchase accounting are reflected in general expense liabilities on the consolidated statements of financial position.

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

        Premium rates have accelerated to their highest levels in decades;

        Insurance capacity has been restricted and policy coverage has tightened;

        Workloads for insurance brokers to complete similar tasks have significantly increased; and

        Competitive demand for risk management professionals has risen along with compensation requirements.

        A summary of the business transformation costs follows, with more complete descriptions following the summary table.

Business Transformation Costs	2000	2001	Plan Total
	(millions except per share data and employees data)
Pretax expense	$82	$218	$300
After-tax expense	50	133	183
Dilutive EPS	0.19	0.49	0.68
PRETAX EXPENSE BY TYPE:
TERMINATION BENEFITS	$54	$109	$163
# OF EMPLOYEES (APPROXIMATE)	750	3,150	3,900
EXIT COSTS, IMPAIRMENTS AND OTHER EXPENSES	$28	$109	$137
Abandoned real estate or equipment losses	2	10	12
Impairment of fixed assets	20	10	30
Obligations related to automobile dealer partnerships	—	44	44
Exit of certain joint venture operations	—	12	12
Litigation matters and discontinuance of A&H business in one state	—	14	14
Commission receivable write-off	—	5	5
Direct costs to complete transformation, cash settlements and other costs	6	14	20

Total pretax expense	$82	$218	$300

        In connection with the overall plan and other strategic initiatives, the Company recorded total net expenses of $300 million: $82 million ($50 million after tax or $0.19 per share) in 2000 and $218 million ($133 million after tax or $0.49 per share) in 2001. In recording these expenses, the Company followed the accounting guidance from EITF 94-3, SAB 100, FASB Statement No. 121 and FASB Statement No. 5. The expenses incurred under the guidance contained in EITF 94-3 and SAB 100 were recorded in each of the years referenced above. In each year that the Company recorded accruals for either termination benefits and/or other costs to exit an activity, the Company had met all of the requirements contained in EITF 94-3 and SAB 100 prior to recording an accrual, although the Company's board approved the high-level plan in the fall of 2000. The reason that these expenses were incurred over two years was that different Company units completed detailed plans and satisfied the employee notification requirements in different timeframes. The $300 million excludes both transition costs primarily relating to parallel system processing and increased compensation for certain U.S. retail brokerage employees. These transition costs amounted to $30 million in 2001. The expenses pertaining to the Company's U.S. retail brokerage operation were approximately 19% of the total charge. The Company does not anticipate additional expenses from the business transformation plan.

        Expense amounts of $54 million and $109 million for termination benefits were included in 2000 and 2001, respectively, covering notification of 750 employees in 2000 and 3,150 employees in 2001. A portion of the overall employment reduction was expected to be accomplished through normal attrition and, therefore, no expense was attributable to those reductions.

        When the overall business transformation plan was announced in late 2000, the Company estimated a net reduction in personnel of 3,000-3,500. This range included an estimated new hire level of 500 people. By June 30, 2001, the last of the three consecutive quarters that the execution of the detailed plans occurred and termination benefits and other costs were incurred, the Company's charges included termination benefits for 3,900 employees. The new hire level has grown to approximately 900 people related to the business transformation plan; this heightened level of rehires is causing the Company to reach the lower end of the net reduction range. The gross employee reduction level, which is the number tied to the charge for termination benefits, has remained consistent since the commitment date, with the exception of approximately 200 U.S. retail employees. See "Recent Developments" for an update on the business transformation plan.

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

        Included in the total expense of $300 million are approximately $27 million in other costs to exit an activity. Of that amount, $6 million was incurred in 2000, including $2 million in abandoned real estate or equipment leases and $4 million of direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs. In 2001, $21 million of expenses were recorded to exit an activity, which included $10 million for abandoned leases and $11 million for direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs.

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

1999

        In first quarter 1999, Aon recorded expenses of $163 million ($102 million after-tax or $0.39 per share). The expenses included provisions for restructuring in the Insurance Brokerage and Other Services and Consulting segments of $120 million (see note 4). Also, in the Consulting segment, expenses of $43 million were recorded in first quarter 1999 to reflect amounts required to compensate customers who switched out of their company pension plans in the U.K. based upon advice offered by financial advisors of current Aon subsidiaries. This advice was given prior to Aon's purchase of these subsidiaries (see note 15).

        In fourth quarter 1999, Aon recorded expenses of $150 million ($93 million after-tax or $0.35 per share). These expenses reflect an additional amount related to the pension payments described above following changes in U.K. government requirements and amounts relating to various litigation matters including Unicover (see note 15).

        Aon anticipates the final settlement of the liabilities relating to the U.K. pension selling to be disbursed over the next few years. Portions of the Unicover matter were settled in early 2000. The remaining Unicover issues are complex and, therefore, the timing and amount of resolution cannot be determined at this time.

CONSOLIDATED RESULTS

        The consolidated results of operations follows:

	Years ended December 31
	2001	2000	1999
	(Restated)
	(millions)
Revenue:
Brokerage commissions and fees	$5,436	$4,946	$4,639
Premiums and other	2,027	1,921	1,854
Investment income	213	508	577

Total consolidated revenue	7,676	7,375	7,070

Expenses:
General expenses	5,813	5,190	5,214
Benefits to policyholders	1,111	1,037	973
Interest expense	127	140	105
Amortization of intangible assets	158	154	143
Unusual charges—World Trade Center	158	—	—

Total expenses	7,367	6,521	6,435

Income before income tax(1)(2)	$309	$854	$635

(1)
Excludes minority interest and cumulative effect of change in accounting principle.

(2)
Includes $218 million, $82 million and $313 million of one-time items for the years ended December 31, 2001, 2000 and 1999, respectively.

Consolidated Results for 2001 Compared to 2000

        Revenue.    Revenue of $7.7 billion in 2001 rose 4% over 2000. Excluding the effects of foreign exchange rates, revenues increased 6% over the comparable period. Improvements in brokerage commissions and fees, as well as premiums earned, were partially offset by a decline in investment income resulting from decreased valuations of limited partnerships and lower interest rates, higher losses on disposals of investments and a falloff in parts of U.S. retail brokerage revenue primarily due to slower new account generation and below normal client retention. Aon does not directly hedge revenues against foreign currency translation because it is not cost effective, but does attempt to mitigate the effect of foreign currency fluctuations on pretax income. Consolidated revenue for the operating segments grew approximately 8% on an organic basis over 2000.

        Consolidated revenue by geographic area follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Revenue by geographic area:
United States	$4,463	$4,350	$4,131
United Kingdom	1,390	1,363	1,352
Continent of Europe	938	833	841
Rest of World	885	829	746

Total revenue	$7,676	$7,375	$7,070

        U.S. consolidated revenue, which represents 58% of total revenue, increased 3% in 2001 compared to 2000, as organic growth and acquisition activity was partially offset by declines in parts of the retail brokerage business as well as a significant drop in investment income. U.K. and Continent of Europe revenue combined increased 6% to $2.3 billion and Rest of World revenue increased 7% to $885 million reflecting acquisitions, new business and the impact of increasing premium rates that tend to increase commissions.

        Brokerage commissions and fees increased 10% to $5.4 billion. This improvement was primarily from organic growth in non-U.S. retail brokerage and worldwide reinsurance brokerage, business combination activity (especially Actuarial Sciences Associates, Inc. (ASA) and ASI Solutions Incorporated (ASI)), increased new business and the impact of increased property and casualty premium rates. This was offset somewhat by unfavorable results in parts of U.S. retail brokerage due to delays in the implementation of the business transformation plan.

        Premiums and other is primarily related to insurance underwriting operations. Premiums and other improved to $2.0 billion, a 6% increase over 2000. The increase primarily reflects continued organic growth, strong growth in lower margin new business initiatives and the impact of the acquisition of First Extended, Inc. This was somewhat offset by the loss of some accounts in the warranty business, in addition to a general slowdown in the economy.

        Investment income, which includes related expenses and income or loss on disposals and impairments, decreased significantly when compared to 2000, primarily reflecting reduced valuations on equity investments in limited partnerships and lower short-term interest rates. The comparison is also negatively impacted by the other than temporary impairment recorded for certain directly owned equity investments in the first and fourth quarters of 2001. Returns on private equity investments tend to fluctuate due to the inherent volatility of equity securities. Investment income from the Insurance Brokerage and Other Services and Consulting segments, primarily relating to fiduciary funds, decreased $31 million compared to 2000, principally due to declining interest rates.

        Expenses.    General expenses grew $623 million or 12%, reflecting expenditures to grow the brokerage business, the impact of acquisitions and increased costs related to the business transformation plan including transition costs. Excluding expenses related to the business transformation plan, expenses rose 10%. Benefits to policyholders, which excludes the World Trade Center costs, rose $74 million or 7% as a result of new underwriting initiatives and an unusual increase in warranty claims related to an isolated program that will not affect future periods. Interest expense declined $13 million or 9% compared to prior year attributed to decreases in short-term interest rates and lower average debt balances. Unusual charges—World Trade Center represent $135 million of insurance benefits paid, a $10 million commitment to the Aon Memorial Education Fund to support the educational needs of the children of Aon employees who were victims of the September 11 attacks and $13 million of other costs that may not be recoverable from insurance.

        Income Before Income Tax.    Income before income tax declined significantly from $854 million in 2000 to $309 million in 2001, due partially to the inclusion in 2001 of expenses related to the events of September 11 ($158 million) with no comparable amount in 2000. In addition, slower revenue growth in parts of the U.S. retail brokerage business due to delays in the implementation of the business transformation plan negatively impacted results. Results also declined from 2000 due to an increase in year-over-year business transformation expenses of $136 million and a decline in consolidated investment income of $295 million. All of Aon's consolidated income before income tax is from non-U.S. operations.

        Income Taxes.    The effective tax rate was 39.5% for 2001 and 39.0% for 2000. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions and the non-deductibility of certain goodwill amortization.

        Net Income.    2001 net income declined to $147 million ($0.53 per dilutive share) compared to $474 million ($1.79 per dilutive share) in 2000. In 2000, the Company adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB)No. 101, which resulted in a one-time cumulative non-cash charge of $7 million after-tax ($0.03 per share). Basic net income per share was $0.54 and $1.81 for 2001 and 2000, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share.

Consolidated Results for Fourth Quarter 2001 Compared to Fourth Quarter 2000

        Total revenues in the quarter rose 4%. The impact of the change in foreign exchange rates was minimal for the quarter. The higher revenues reflect 9% organic growth in the operating segments, including the impact of premium rate increases, as well as business combination activity. These factors were somewhat offset by a revenue decline in parts of the U.S. retail brokerage area due to the negative impact of delays in the implementation of the business transformation plan, lower investment income as a result of lower interest rates, a decline in limited partnership income due to valuation changes and loss on disposal of investments mainly due to other-than-temporary impairments. Total expenses increased 10% to $2 billion as a result of costs and investments in new business initiatives, acquisitions, the establishment of an allowance for a potentially uncollectable reinsurance receivable related to the World Trade Center of $90 million and transition costs related to the business transformation plan. Partially offsetting these increases was a 24% decline in interest expense, primarily reflecting lower interest rates and lower debt levels and $82 million of expenses related to the business transformation plan recorded in 2000. Income before income taxes fell 61% to $64 million.

Consolidated Results for 2000 Compared to 1999

        Revenue.    Total revenue was $7.4 billion, an increase of 4% on a reported basis. On a comparable currency basis, total revenue growth was 7%. This increase was largely attributable to new business growth in the operating segments, business combination activity and the impact of improving premium rates across the property and casualty insurance markets. Negative foreign exchange translations, the absence of Unicover revenue and a significant decrease in corporate and other investment revenues associated with lower income on disposals of securities hurt revenue growth. Consolidated organic revenue growth was approximately 8% over 1999.

        U.S. revenues increased 5% in 2000 compared to 1999, primarily due to organic growth and acquisitions. U.K. and Continent of Europe revenues increased slightly to $2.2 billion and Rest of World revenue of $829 million increased 11% in 2000, reflecting acquisitions and new business.

        Brokerage commissions and fees increased 7% to $4.9 billion, primarily from organic growth of new business and from business combination activity. Partially offsetting the growth was the negative impact of foreign exchange rates.

        Premiums and other increased 4% in 2000 to $1.9 billion. This increase was generated by continued strong growth in the accident and health core businesses driven by the continued expansion of product distribution through worksite marketing programs and the development of new product initiatives introduced in 1999 on a global basis. Revenue growth was partially offset by a reduction in extended warranty revenues primarily from the intentional discontinuation of one major warranty renewal and the loss of revenue from the exit of a major retailer from the appliances and electronics line.

        Investment income of $508 million declined 12% in 2000, principally reflecting lower levels of income on disposals of securities. This decline was partially offset by higher investment income from the insurance brokerage and other services and consulting operations, which increased $30 million or 19% in 2000 compared to 1999. Higher short-term interest rates, coupled with improved cash flows also contributed to the increase.

        Expenses.    General expenses decreased $24 million from 1999 due to lower one-time charges in 2000. General expenses, excluding these expenses, increased $207 million or 4% over 1999 primarily reflecting investments in new business initiatives, acquisitions and technology. Such costs included the rollout of Aon's U.S. retail brokerage computer system platform and related conversions, running of parallel systems and one-time training expenses.

        Benefits to policyholders increased 7% in 2000 and exhibited no unusual claims activity.

        Interest expense increased 33% from prior year, partly attributable to acquisition financing. Higher short-term interest rates and the issuances of $250 million of 6.9% notes in second quarter 1999 and $250 million of 8.65% notes in second quarter 2000 (see note 8) also contributed to the increase.

        Income Before Income Tax.    Income before income tax increased $219 million or 34% over 1999 due to lower one-time charges in 2000. Excluding these expenses, income before income tax decreased $12 million or 1%, primarily reflecting lower levels of income on disposals of securities, costs to integrate Aon's global network, additional interest expense and the absence of Unicover revenue. During the year, the net foreign exchange impact to pretax income, after the benefit of derivative activity, was negligible. Approximately 47% of Aon's consolidated income before income tax is from non-U.S. operations.

        Income Taxes.    The effective tax rate was 39% and 38.3% for 2000 and 1999, respectively. The increase in the 2000 effective tax rate was primarily attributable to a shift in business mix. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions and the non-deductibility of certain goodwill amortization.

        Net Income.    Net income for 2000 was $474 million or $1.79 per share compared to $352 million or $1.33 per share in 1999. The increase in 2000 net income and the related per share amount is influenced primarily by a lower level of 2000 after-tax one-time expenses of $50 million ($0.19 per share) compared to 1999 after-tax one-time expenses of $195 million ($0.74 per share). Partially offsetting the increase in 2000 net income was the adoption of SAB No. 101 which resulted in a one-time cumulative non-cash charge of $7 million after-tax ($0.03 per share). Basic net income per share was $1.81 and $1.35 in 2000 and 1999, respectively. Dividends on the redeemable preferred stock in 2000 and 1999 have been deducted from net income to compute income per share.

OPERATING SEGMENTS

        Aon classifies its businesses into three operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting (see note 16).

        Aon's operating segments are identified as those that report separate financial information and that are evaluated on a regular basis in deciding how to allocate resources and assess performance. Total revenue for each of the operating segments is presented both by major product and service and by geographic area in note 16. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. Because Aon's culture fosters interdependence among its operating units, the allocation of expenses by product and geography is difficult to delineate. While revenue is tracked and evaluated separately by management, expenses are allocated to products and services within each of the operating segments. In addition to revenue, Aon also measures a segment's financial performance using its income before income tax.

        Operating segment revenue includes investment income related to operating invested assets of that segment. Investment characteristics mirror liability characteristics of the respective operating segments. Aon's Insurance Brokerage and Other Services and Consulting businesses invest fiduciary funds and operating funds in shorter-term obligations. Income derived from these investments, as well as the impact of related derivatives, is included in the revenues of those businesses. In Insurance Underwriting, policyholder claims and other types of non-interest sensitive insurance liabilities are primarily supported by intermediate- to long-term fixed-maturity instruments. Investments underlying interest-sensitive capital accumulation insurance liabilities are fixed- or floating-rate fixed-maturity obligations. The capital of the insurance underwriting subsidiaries is invested in common stocks and other securities. For the Insurance Underwriting segment, operating invested assets are equivalent to average net policy liabilities.

        The following tables and commentary provide selected financial information on the operating segments.

	Years ended December 31
	2001	2000	1999
	(Restated)
	(millions)
Operating segment revenue:
Insurance brokerage and other services	$4,659	$4,367	$4,144
Consulting	938	770	656
Insurance underwriting	2,250	2,167	2,106

Total operating segments	$7,847	$7,304	$6,906

Income before income tax:
Insurance brokerage and other services	$524	$690	$493
Consulting	126	106	(42)
Insurance underwriting	150	300	290

Total income before income tax—operating segments	$800	$1,096	$741

Insurance Brokerage and Other Services

        Aon is the second largest global insurance broker; the largest reinsurance broker and manager of captive insurance companies worldwide; the largest multiline claims services provider in the U.S; and the largest wholesaler broker and underwriting manager in the U.S.

        Approximately 59% of Aon's total operating segment revenues are generated from this segment. Revenues are generated primarily through fees paid by clients; commissions and fees paid by insurance and reinsurance companies; certain other carrier compensation; and interest income on funds held primarily in a fiduciary capacity. As the broker or intermediary, Aon does not accept insurance risk. Revenues vary from quarter to quarter throughout the year as a result of the timing of clients' policy renewals, the net effect of new and lost business, volume-based commissions and overrides and the realization of income on investments. Generally, expenses tend to be more uniform throughout the year, however, in 2001, expenses were impacted by the business transformation plan and the events of September 11.

        The highly specialized product development, consulting and administrative risk management needs of professional groups, service businesses, governments, healthcare providers and commercial organizations are addressed in this segment. Affinity products for professional liability, life, disability income and personal lines are provided for individuals, associations and businesses. Certain operating subsidiaries provide marketing and brokerage services to both the primary insurance and reinsurance sectors.

        Revenues generated by the Insurance Brokerage and Other Services segment are affected by premium rate levels in the property and casualty insurance markets and available insurance capacity because compensation is frequently related to the premiums paid by insureds.

Insurance Brokerage and Other Services Results for 2001 Compared to 2000

        Revenue.    Total 2001 Insurance Brokerage and Other Services revenue was $4.7 billion, up 7%, on a reported basis. Organic growth, including the impact of hardening premium rates, as well as acquisitions, accounted for the majority of this revenue growth. Revenue growth was constrained by unfavorable results in parts of the U.S. retail brokerage operations and lower investment income due to declining interest rates. Insurance Brokerage and Other Services operating revenue, on an organic basis, grew approximately 8% in a very competitive environment. Fees of $24 million were collected for managing the capital raising for Endurance. Investment income decreased $30 million in 2001 as declines in short-term interest rates were experienced.

        Continuing the trend from last year, the impact of insurance premium rate increases benefited revenues in 2001. After September 11, insurance markets that were already experiencing rising premium rates in many sectors were impacted further by restrictions on the availability of some coverages and the financial strength of certain insurance companies. The property and casualty insurance market is very competitive. As premium rates rise, clients often retain more risk. This may limit revenue growth, thus affecting the future earnings of Aon's brokerage operations.

        Insurance Brokerage and Other Services revenue by geographic region and pretax income follows:

	Years ended December 31
	2001	2000	1999
	(Restated)
	(millions)
Revenue by geographic area:
United States	$2,425	$2,277	$2,146
United Kingdom	918	889	830
Continent of Europe	733	654	680
Rest of World	583	547	488

Total revenue	$4,659	$4,367	$4,144

Income before income tax(1)	$524	$690	$493

(1)
Includes one-time expenses of $187 million, $76 million and $191 million for the years ended December 31, 2001, 2000 and 1999, respectively, as well as an unusual charge related to the World Trade Center of $23 million for the year ended December 31, 2001.

        U.S. revenue of $2.4 billion rose 6% in 2001 on the strength of organic growth, the impact of premium rate increases, and growth in claims services, wholesale brokerage and underwriting management. Partially offsetting this growth was slower new business growth in parts of the retail brokerage business and below normal account retention, due in part from delays in the implementation of the business transformation plan and the impact of the World Trade Center attacks. U.K. and Continent of Europe revenues of $1.7 billion increased 7% from 2000 reflecting organic growth and, to a lesser extent, acquisitions, offset partially by unfavorable foreign exchange rates. Rest of World revenue increased $36 million or 7% in 2001 primarily reflecting organic growth resulting from new business and good renewal rates.

        Income Before Income Tax.    Pretax income in 2001 was $524 million, a $166 million decline from 2000. Pretax margins were 11.2% for 2001 versus 15.8% for 2000. The decline was due, in part, to higher ($111 million) business transformation expenses in 2001 as well as the inclusion of $23 million of World Trade Center costs. Pretax income excluding these one-time items declined 4% from 2000 to $734 million. Pretax margins were 15.8% for 2001 versus 17.5% last year. The margin decline was principally driven by slower new business growth in parts of the U.S. retail brokerage operations, with only minimal offset from the sale of a small non-strategic book of business. In addition, higher costs in certain parts of the U.S. retail business, due partly to delays in implementing the business transformation plan (including expenses to run parallel processes longer than expected, as well as higher compensation and transition costs), also contributed to the pretax margin decline. These factors reduced business transformation savings. Significant growth in our claims services business, which has lower margins, also impacted the year-to-year comparison.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. The operations of this segment provide a full range of human capital management services. These services are delivered predominantly to corporate clientele utilizing five major practices: employee benefits, compensation, management consulting, outsourcing and communications. This segment generates 12% of Aon's total operating segment revenues. The acquisitions of ASA in 2000 and ASI in 2001 expanded the Company's abilities, especially outsourcing services.

        The employee benefits practice constructs and implements benefit packages as well as conducts proprietary research on employee commitment and loyalty. The compensation practice focuses on designing salary, bonus, commission, stock option and other pay structures. Management consulting assists clients in process improvement and design, leadership, organization and human capital development. The outsourcing practice offers employment processing, performance improvement, benefits administration and other employment services. Communication consultants advise companies on initiatives that support their corporate vision.

        Revenues in the Consulting segment are affected by changes in clients' industries, including government regulation, as well as new products and services, the state of the economic cycle, broad trends in employee demographics and the management of large organizations.

Consulting Results for 2001 Compared to 2000

        Revenue.    Revenues of $938 million in 2001 represent a 22% increase over 2000. Excluding the impact of foreign exchange rates, the growth rate was 24%. On a global basis, the improvement in revenue was influenced by strong growth in the U.S. employee benefits business and by acquisition activity, especially ASA and ASI. Revenue grew 7% on an organic basis, as client demand for solutions that enhance workforce productivity continued. However, the worsening economy put some pressure on organic revenue growth, especially the hiring slowdown by some clients.

        Consulting revenue by geographic area and pretax income follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Revenue by geographic area:
United States	$628	$486	$405
United Kingdom	157	151	147
Continent of Europe	77	67	44
Rest of World	76	66	60

Total revenue	$938	$770	$656

Income (loss) before income tax(1)	$126	$106	$(42)

(1)
Includes one-time expenses of $7 million, $3 million and $122 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        U.S. revenue of $628 million grew 29% from 2000. The improvement reflects acquisitions and strong fundamental operating performance, particularly in the employee benefits practice. U.K. revenue rose slightly when compared with 2000. Good growth was mostly offset by the impact of the sale of a financial planning consulting business last year, along with unfavorable foreign exchange rates. Both the Continent of Europe and Rest of World revenues rose $10 million from 2000 on organic growth.

        Income Before Income Tax.    Pretax income in 2001 was $126 million, a $20 million increase over 2000. Pretax margins were 13.4% for 2001 versus 13.8% for 2000. Excluding expenses related to the business transformation plan for both years, pretax income was $133 million, a 22% increase from last year. In 2001, pretax margins in this segment were 14.2%, even with 2000. Pretax margins were constrained following the loss of talented employees in the World Trade Center disaster and the expansion of lower margin outsourcing business.

Insurance Underwriting

        The Insurance Underwriting segment provides supplemental accident and health and life insurance coverage through several distribution networks, most of which are directly owned by Aon's subsidiaries, and extended warranty and casualty insurance products. This segment has operations in the United States, Canada, Latin America, Europe and Asia/Pacific and generates approximately 29% of Aon's total operating segment revenues. In April 2001, Aon announced a plan to spin off its current insurance underwriting businesses to Aon's common stockholders (see note 2). See "Recent Developments" for an update on the planned divestiture.

        In the accident and health and life operations, Aon provides an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations, and are thereby not subject to escalating medical costs. A sales force of approximately 7,000 exclusive career agents call on clients to initiate or renew coverage. Also, Aon has developed relationships with select brokers and consultants to reach specific niche markets. In addition to the traditional business, product distribution has been expanded to include direct response programs, affinity groups and worksite marketing, creating access to new markets and potential new policyholders.

        Subsidiaries in North America, Latin America, Asia/Pacific and Europe provide warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, Aon provides non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs. Aon has plans for a new initiative to actively write commercial property and casualty policies. Revenues earned from the administration of certain warranty services on automobiles, electronic goods, personal computers and appliances are reflected in the Insurance Brokerage and Other Services segment based on how the business is reviewed by management, but will be reflected as revenue in Combined Specialty after the planned divestiture.

        In 2001, the underwriting businesses invested $227 million to obtain an ownership interest in Endurance, which will offer property and casualty insurance and reinsurance on a worldwide basis. This investment will provide much needed underwriting capacity to commercial firms and insurance and reinsurance customers and will benefit from growth expected in these areas.

        Revenue.    Revenues of $2.3 billion in 2001 represented an increase of 4% over 2000. Excluding the impact of exchange rates, revenues rose 6%. Improvement over last year was driven by the development of new product initiatives and a higher volume of business in accident and health products, which continued to expand distribution through worksite marketing programs. Organic revenue growth was 6% in 2001.

        Insurance underwriting revenue by geographic area and pretax income follows:

	Years ended December 31
	2001	2000	1999
	(Restated)
	(millions)
Revenue by geographic area:
United States	$1,615	$1,545	$1,457
United Kingdom	302	308	349
Continent of Europe	125	111	115
Rest of World	208	203	185

Total revenue	$2,250	$2,167	$2,106

Income before income tax(1)	$150	$300	$290

(1)
Includes expenses related to the business transformation of $24 million and $3 million for the years ended December 31, 2001 and 2000, respectively as well as an unusual charge related to the World Trade Center of $135 million for the year ended December 31, 2001.

        U.S. revenue increased $70 million in 2001 to $1.6 billion. Higher revenues reflect new product initiatives and acquisitions, and more than compensated for the decline in electronic warranty product revenue and declines in investment income. U.K. and Continent of Europe revenue increased 2% to $427 million. Unfavorable foreign exchange rates and the slowdown of business in the warranty area offset organic growth in the U.K. and Continent of Europe. Rest of World revenue was up 2% to $208 million.

        Income Before Income Tax.    Pretax income fell $150 million from 2000 to $150 million in 2001. Pretax margins were 6.7% for 2001 versus 13.8% in 2000. Excluding charges related to the World Trade Center of $135 million and expenses related to the business transformation for both years, pretax income of $309 million increased 2% from 2000. Pretax margins fell from 14.0% in 2000 to 13.7% in 2001. New underwriting initiatives drove premium growth but also resulted in increased benefits to policyholders. In addition, an unusual increase in warranty claims occurred during early 2001 related to an isolated program that did not affect subsequent periods.

Corporate and Other

        The components of Corporate and Other revenue and expenses follow:

	Years ended December 31
	2001	2000	1999
	(millions)
Corporate and other revenue:
Change in valuation of private limited partnership investments	$(94)	$73	$60
Income from marketable equity securities and other investments	7	9	26

Corporate and other revenue before income (loss) on disposals and related expenses	(87)	82	86
Income (loss) on disposals and related expenses	(84)	(11)	78

Corporate and other revenue	$(171)	$71	$164

Expenses:
General expenses	$75	$59	$63
Interest expense	127	140	105
Amortization of goodwill	118	114	102

Loss before income tax	$(491)	$(242)	$(106)

        Corporate and Other segment revenue consists primarily of investment income and losses from private limited partnership investments and income or loss on disposals. Also included are other-than- temporary impairment writedowns of all securities, including those pertaining to assets supporting the operating segments.

        Private equities are principally carried at cost and usually do not pay a dividend. Limited partnerships are accounted for on the equity method and changes in the value of the underlying partnership investments flow through Corporate and Other segment revenue. Because the limited partnership investments include exchange-traded securities, Corporate and Other segment revenue fluctuates with the market values of underlying publicly-traded equity investments. Limited partnership interests consist of investments plus commitments to invest. Limited partnership investments have historically provided higher returns over a longer time horizon than broad market common stocks. However, in the short run, the returns are inherently more variable. On December 31, 2001, Aon securitized $450 million of its limited partnership investments plus associated limited partnership commitments, which represented the majority of its limited partnership interests. Aon received a combination of cash and securities in connection with the securitization. This transaction is expected to lessen the variability of revenue reported in this segment in future years. The limited partnership investments were previously included in Aon's consolidated statements of financial position. The cash and securities received from the securitization are now included in Aon's consolidated statements of financial position.

        The fixed-maturity portfolio had a $58 million gross unrealized loss at December 31, 2001, including $8 million related to deferred amortizable derivative losses, and is subject to interest rate risk, market risk and credit risk. The equity portfolio is comprised of non-redeemable preferred stocks and private and publicly-traded common stocks. The non-redeemable preferred stock portfolio had a $24 million gross unrealized loss and is subject to interest rate risk, market risk, credit risk and illiquidity risk. The common stock portfolio had a $25 million gross unrealized loss at December 31, 2001 and is subject to illiquidity risk, concentration risk, and operating performance risk relative to private equities and market risk relative to publicly-traded stocks. Aon's portfolios are highly diversified but remain exposed to market, equity and credit risk.

        The following table contains an analysis of Aon's investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $8 million) as of December 31, 2001:

Investment Positions with Unrealized Losses
Segmented by Quality and period of Continuous Unrealized Loss*

	Investment Grade				Non-Investment Grade				Not Rated
($ in millions)	0-6 Months	6 -12 Months	>12 Months	Total	0-6 Months	6 -12 Months	>12 Months	Total	0-6 Months	6 -12 Months	>12 Months	Total	Grand Total
FIXED MATURITIES
# of positions	87	7	68	162	11	5	18	34	2	—	—	2	198
Fair Value	$447	$23	$349	$819	$30	$6	$47	$83	$5	$—	$—	$5	$907
Cost or Amortized Cost	455	23	379	857	33	7	55	95	5	—	—	5	957
Unrealized Loss	(8)	—	(30)	(38)	(3)	(1)	(8)	(12)	—	—	—	—	(50)
EQUITIES; PREFERRED
# of positions	4	—	33	37	—	—	3	3	—	—	—	—	40
Fair Value	$12	$—	$222	$234	$—	$—	$13	$13	$—	$—	$—	$—	$247
Cost	13	—	242	255	—	—	16	16	—	—	—	—	271
Unrealized Loss	(1)	—	(20)	(21)	—	—	(3)	(3)	—	—	—	—	(24)
EQUITIES; COMMON
# of positions	1	—	4	5	—	—	—	—	7	—	2	9	14
Fair Value	$10	$—	$9	$19	$—	$—	$—	$—	$47	$—	$1	$48	$67
Cost	19	—	17	36	—	—	—	—	54	—	2	56	92
Unrealized Loss	(9)	—	(8)	(17)	—	—	—	—	(7)	—	(1)	(8)	(25)
OTHER
# of positions	—	—	—	—	—	—	—	—	—	—	—	—	—
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cost	—	—	—	—	—	—	—	—	—	—	—	—	—
Unrealized Loss	—	—	—	—	—	—	—	—	—	—	—	—	—

TOTAL
# of positions	92	7	105	204	11	5	21	37	9	—	2	11	252
Fair Value	$469	$23	$580	$1,072	$30	$6	$60	$96	$52	$—	$1	$53	$1,221
Cost or Amortized Cost	487	23	638	1,148	33	7	71	111	59	—	2	61	1,320
Unrealized Loss	(18)	—	(58)	(76)	(3)	(1)	(11)	(15)	(7)	—	(1)	(8)	(99)
% of Total Unrealized Loss	18%	0%	59%	77%	3%	1%	11%	15%	7%	0%	1%	8%	100%
*
For categorization purposes, we consider any rating of Baa or higher by Moody's, or equivalent rating agency, to be investment grade. For common equities, we view the most senior long-term debt of the issuer, if any, as the basis for establishing investment grade for the purpose of analysis in this table.

        At December 31, 2001, Aon's diversified fixed-maturity portfolio had 198 positions and $50 million of total gross unrealized losses, excluding deferred amortizable derivative losses. No single position had an unrealized loss greater than $2 million. Aon's total fixed-maturity portfolio is 94% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 90% investment grade and have a weighted average rating of "A" based on amortized cost.

        At December 31, 2001, Aon's equity portfolio, including non-redeemable preferred stocks, had 54 positions and $49 million of total gross unrealized losses. No single position had an unrealized loss greater than $3 million except one insurance industry investment with an unrealized loss of $9 million at December 31, 2001 that as late as the third quarter 2001 was trading at a gain to its cost basis.

        Aon's non publicly-traded fixed maturity portfolio had a carrying value of $152 million at December 31, 2001, including $115 million in notes received from PEPS I on December 31, 2001 related to the securitization of limited partnerships. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

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

        Invested assets with unrealized losses due to market conditions or industry-related events include those adversely impacted by: increasing U.S. Treasury or local sovereign interest rates; corporate and asset-backed credit spread widening; common stock price volatility due to conditions in the overall market or a particular industry; and illiquid market conditions.

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

        Revenue.    Corporate and Other revenue was a negative $171 million versus positive $71 million last year. The falloff in revenue primarily reflects reduced valuations of private limited partnership investments. While positive returns were generated from the limited partnership portfolios through 2000, the investments were negatively impacted by unfavorable market conditions in 2001. The comparison is also affected by $57 million of impairment writedowns of certain fixed maturity and equity investments, mainly in the first and fourth quarters of 2001.

        Loss Before Income Tax.    Corporate and Other expenses were $320 million, an increase of $7 million from the comparable period in 2000. Interest expense declined $13 million compared to prior year, reflecting lower interest rates as well as lower debt levels. General expenses rose $16 million over 2000, in part from the duplicate occupancy costs involving major moves to new office space. General expenses in 2000 benefited from the gain on sale of a non-core business in the U.K. Goodwill amortization increased as a result of new acquisitions made prior to July 1, 2001. Beginning in 2002, goodwill will no longer be amortized but will instead be tested annually for impairment (see note 1).

        The revenue and expense comparisons discussed above contributed to the overall Corporate and Other pretax loss of $491 million in 2001 versus a loss of $242 million in 2000.

Discontinued Operations

        Discontinued operations are composed of certain insurance underwriting subsidiaries acquired with Alexander and Alexander Services, Inc. (A&A) that are currently in run-off and the indemnification by A&A of certain liabilities relating to subsidiaries sold by A&A prior to its acquisition by Aon. Management believes that, based on current estimates, these discontinued operations are adequately reserved. The liability is included as a component of other liabilities on the consolidated statements of financial position. In January 2002, Aon settled certain of these liabilities. The settlement had no material effect on the consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

        Aon's routine liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issued and the capital securities. Dividends from Aon's subsidiaries are the primary source for meeting these requirements. After meeting its routine dividend and debt servicing requirements, Aon used a portion of the remaining subsidiary dividends received throughout the year to invest in acquisitions to expand its operating segment businesses. There are certain regulatory restrictions relating to dividend capacity of the insurance subsidiaries that are discussed in note 11. Insurance subsidiaries' statutory capital and surplus at year-end 2001 exceeded the risk-based capital target set by the National Association of Insurance Commissioners by a satisfactory level. Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future and to provide funds to the parent company. The businesses of Aon's operating subsidiaries continue to provide substantial positive cash flow. Brokerage cash flow has been used primarily for business reinvestment, acquisition financing and payments of business transformation, other special charge and purchase accounting liabilities, as well as to reduce debt. Aon anticipates continuation of its subsidiaries' positive cash flow and the ability of the parent company to access adequate short-term lines of credit. In 2001, the Company received advances on its insurance claims from the World Trade Center of approximately $30 million. See "Recent Developments" for an update on liquidity.

        Operating Cash Flows.    Cash flows from operating activities represent the net income earned by Aon in the reported periods adjusted for non-cash charges, as well as changes in assets and liabilities. Cash flows provided by operating activities for 2001 were $559 million, a $180 million decrease from 2000. Gross benefits, before reinsurance recoveries, paid due to the World Trade Center tragedy, accounted for $151 million of the shortfall. The use of cash for income taxes is due to the inability to currently deduct certain expenses incurred during the year, resulting in more taxes paid in 2001 than in the prior year. The positive non-cash effect of lower valuations on Aon's limited partnership portfolios, coupled with impairments of investments and net losses on disposals, was partially offset by lower net income. Insurance operation assets and liabilities reflect a use of cash in 2001, partially as a result of settlements of liabilities on cancelled contracts.

        Investing Cash Flows.    Investing activities used cash of $616 million, an increase of $479 million over last year. The net sale of investments provided cash of $405 million during 2001. On December 31, 2001, Aon securitized most of its limited partnership portfolio via a sale to Private Equity Partnership Structures I, LLC (PEPS I). In return, Aon received securities of PEPS I and $171 million in proceeds from an outside investor. Net purchase of short-term investments was $633 million. Cash used for acquisition activity during 2001 was $107 million, reflecting both brokerage and consulting acquisitions, and was slightly higher than last year. Expenditures for property and equipment increased $102 million over 2000. Higher domestic purchases, plus lower proceeds on the sale of assets, drove the increase.

        Financing Cash Flows.    Cash of $620 million was used during 2001 for financing activities, which was $307 million more than was utilized in 2000. The higher usage of cash compared to last year is primarily due to repayments of long-term borrowings in 2001, while in 2000, $250 million of long-term debt was issued. In 2001, more cash was received from stock option exercise proceeds than was expended to purchase treasury stock. In 2000, treasury stock purchases exceeded stock option exercise proceeds. Cash was used to pay dividends of $238 million on common stock and $3 million on redeemable preferred stock during 2001. Various regulatory requirements applied to Aon's underwriting and overseas operations limit availability of operating cash flows for general corporate purposes.

        Financial Condition.    Total assets increased $79 million to $22.3 billion since year-end 2000. Invested assets at December 31, 2001 increased $127 million from last year, primarily resulting from the growth in short-term investments. More cash was invested in short-term investments at year-end 2001 than at December 31, 2000, which is a major factor in the reduced cash balance this year. Cash was lower in 2001 following debt paydowns of $156 million.

        Aon's consolidated statement of financial position as of December 31, 2001 contains a general expense liability of $61 million related to purchase restructuring liabilities (see note 4) and $79 million related to the business transformation plan (see note 5). Aon anticipates that most of the outstanding termination benefits will be paid over the next few years. The remaining items primarily reflect lease obligations and will run off over a period up to 10 years. Aon does not anticipate that payments for termination benefits and lease obligations will have a material impact on cash flows in subsequent periods. Restructuring liabilities related to recent acquisitions and prior year special charges have been reduced by payments as planned.

Capital Resources

        Short-term Borrowings and Notes Payable.    At December 31, 2001, Aon had $1.2 billion of back-up lines of credit available to support its $254 million outstanding commercial paper at December 31, 2001. In February 2002, Aon renegotiated its back-up lines of credit. In anticipation of the impending divestiture of its insurance underwriting subsidiaries, Aon's line of credit was reduced to $875 million. This new agreement will expire in 2005. In order to achieve tax-efficient financing, Aon renegotiated, in September 2001, a new committed revolving bank credit facility under which certain European subsidiaries can borrow up to EUR 500 million. As of December 31, 2001, Aon had borrowed EUR 269 million ($239 million) under this facility, of which $152 million is classified as short-term borrowings and $87 million is classified as notes payable in the consolidated statements of financial position.

        Notes payable decreased by $104 million when compared to year-end 2000. The principal reason for the decline was the paydown of the Euro credit facility. Funds received from the issuance of $150 million of notes with a floating interest rate of LIBOR +1% due January 2003, and $250 million of 6.2% notes due January 2007 (see note 8) were used to pay down U.S. commercial paper. Contractual maturities of notes payable and operating lease commitments (with initial or remaining non-cancelable lease terms in excess of one year) by due date are disclosed in note 8.

        Aon borrows funds from and lends funds to its various subsidiaries. As of December 31, 2001, Aon had obligations to its subsidiaries of approximately $581 million. These obligations have competitive interest rates.

        Stockholders' Equity.    At December 31, 2001, common stockholders' equity per share decreased to $12.82 from $13.02 in 2000. Stockholders' equity increased by $77 million. The principal factors influencing the growth of equity were net income of $147 million and net unrealized investment gains of $30 million. Additionally, common stock and paid-in additional capital increased $977 million of which $783 million related to shares which were issued in conjunction with the acquisition of two entities controlled by Aon's Chairman and Chief Executive Officer. A corresponding offset amount is reflected as treasury stock, as the Company received 22.4 million shares of stock in the transaction (see note 4). In addition, the ASI and First Extended acquisitions were financed through the issuance of $197 million of common stock. Offsetting this increase were dividends to stockholders of $241 million and net foreign exchange losses of $58 million. Unrealized investment and foreign exchange fluctuations from period to period are largely based on market conditions. Aon believes it is not economical to hedge these short-term noncash fluctuations. Also, the additional minimum pension liability adjustment increased $124 million.

        During 2001, certain of Aon's defined benefit plans, particularly in the United Kingdom, suffered significant valuation losses in the assets backing the related pension obligation. These losses were primarily a result of the decline in the international equity markets. Accounting principles generally accepted in the U.S. require a company to maintain, at a minimum, a liability on its balance sheet equal to the difference between the present value of benefits incurred to date for pension obligations and the market value of the assets supporting these obligations. At year-end 2001, this minimum pension liability amounted to $204 million, up from $82 million at the end of 2000. The after-tax effect on accumulated other comprehensive loss was $168 million at December 31, 2001. The related pension plan assets are maintained in separate trust accounts and are not part of Aon's consolidated financial statements.

        Related Party Transactions.    During 2001, Aon completed a transaction with Patrick G. Ryan, Chairman and CEO, and his family members. The result of the transaction is that the Ryan family and their trusts now have direct ownership of their Aon shares versus indirect ownership through corporations owned by the Ryan family. The transaction in no way changes Mr. Ryan and his family's 12% beneficial ownership of Aon's common shares.

        Aon's Board of Directors approved the transaction following receipt of the unanimous recommendation of a Special Committee of the Board comprised solely of outside directors who were advised by legal and financial advisors separately retained by the Special Committee. The recommendation and approval were based upon consideration of contractual terms and other benefits of the transaction to Aon including the receipt of cash, net of expenses, of approximately $5 million, and certain stock transfer restrictions.

        Special Purpose Entities.    Aon utilizes special purpose entities and qualifying special purpose entities (QSPE), also known as special purpose vehicles, in certain of its operations, following the guidance contained in Financial Accounting Standards Board Statement No. 140 (Statement No. 140) and other relevant accounting guidance.

        Certain of Aon's special purpose vehicles, were formed for the sole purpose of purchasing financing receivables and selling those balances to conduits owned and managed by third-party financial institutions. Subject to certain limitations, agreements provide for sales to these conduit vehicles on a continuing basis through December 2002. It is management's intent to renew these conduit facilities, which are used to support Aon's financing operations, upon their expiration. Factors that would affect the utilization and availability of the conduit facilities and special purpose vehicles would be adverse bank, regulatory, tax or accounting rule changes. As of December 31, 2001, the maximum commitment by the financial institutions contained in these agreements was $2.4 billion. Under the agreements, the receivables are sold to the conduits. Consequently, credit risks on the receivables are borne by the conduits subject to limited recourse in the form of credit loss reserves provided by Aon's subsidiaries and guaranteed by Aon. Aon's maximum credit risk under recourse provisions of these agreements was approximately $225 million at December 31, 2001. These special purpose vehicles are not included in Aon's consolidated financial statements.

        On December 31, 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company which is owned by one of Aon's subsidiaries (49%) and by a charitable trust, which is not controlled by Aon, established for victims of the September 11 attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid the Company's insurance underwriting subsidiaries the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities Aon subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. As part of this transaction the insurance companies are required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. As of December 31, 2001, these unfunded commitments amounted to $136 million. If the insurance companies fail to purchase additional fixed-maturity securities as commitments are drawn down, Aon has guaranteed their purchase. While this transaction should significantly reduce the reported earnings volatility associated with these limited partnership investments, it will not significantly limit Aon's ability to recoup past losses or realize potential gains. Subsequent to the closing of the securitization, one of the insurance subsidiaries sold PEPS I fixed-maturity securities with a value of $20 million to Aon. The assets and liabilities and operations of PEPS I are not included in Aon's consolidated financial statements.

        As part of CICA's strategy to issue stable value investments contracts to institutional investors, Combined Global Funding, LLC (Combined Global), a Cayman Islands-based special purpose entity, was formed solely to issue notes to investors under a European Medium Term Note (EMTN) Program. The proceeds of the notes are used to purchase Funding Agreement policies issued by CICA. The contract terms of the Funding Agreement mirror the terms of the trust medium-term notes. At the stated maturity of the Funding Agreement, CICA is required to settle with Combined Global, which then redeems the notes issued to investors. Neither CICA nor its affiliates own any shares of Combined Global. The authorized program size is $1 billion; outstanding Funding Agreements at December 31, 2001 were $79 million and are included in Aon's consolidated statements of financial position in other policyholder funds.

INVESTMENT OPERATIONS

        Aon invests in broad asset categories related to its diversified operations. Investments are managed with the objective of maximizing earnings while monitoring asset and liability durations, interest and credit risks and regulatory requirements. Aon maintains well-capitalized operating companies. The financial strength of these companies permits a diversified investment portfolio including invested cash, fixed-income obligations, public and private equities and limited partnerships.

        Invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the underwriting business and related income, are allocated to the Corporate and Other segment. These insurance assets, which are publicly-traded equities, as well as less liquid private equities and limited partnerships, represent a more aggressive investment strategy that provides an opportunity for greater returns with a longer-term investment horizon. These assets, owned by the insurance underwriting companies, are necessary to support strong claims paying ratings by independent rating agencies and are unavailable for other uses such as debt reduction or share repurchases without consideration of regulatory requirements (see note 11).

        Many of the limited partnerships in which Aon invests have significant holdings in publicly-traded equities. Changes in market value of these equities flow through the valuation of the limited partnerships. Aon's ownership share of this partnership valuation is included in Aon's reported Corporate and Other segment revenue. By comparison, changes in the market value of directly-held, publicly-traded equities are recorded directly in stockholders' equity. As a consequence of this accounting, the Corporate and Other segment exhibits greater variability in investment income than is the case of investments supporting the operating segments. On December 31, 2001, Aon securitized $450 million of limited partnership investments and associated limited partnership commitments, which represent most of the limited partnership investments held by Aon, via a sale to PEPS I. The securitization gives Aon's underwriting subsidiaries greater liquidity and is expected to lessen the revenue variability that has been experienced in the past in the Corporate and Other segment.

        With a carrying value of $2.1 billion at December 31, 2001, Aon's total fixed-maturity portfolio is invested primarily in investment grade holdings (94%) and has a fair value which is 99% of amortized cost. Aon's general investment philosophy is to hold fixed-rate assets for long-term investment. Thus, it does not have a trading portfolio. Aon has determined that its portfolio of bonds, notes and redeemable preferred stocks is available to be sold in response to changes in market interest rates, relative value of asset sectors and individual securities prepayment and credit risks and Aon's need for liquidity.

        In 1999, Aon addressed and implemented system modifications necessary for full conversion to the euro effective January 1, 2002. The costs related to the euro conversion did not have a material impact on Aon's European operations in 2001 or 2000.

Recent Developments

Planned Divestiture of Underwriting Business

        As noted above, Aon's Board of Directors approved, in principle, a plan to spin-off its insurance underwriting businesses to Aon's common stockholders. In March 2002, Combined Specialty filed its Form 10 with the Securities and Exchange Commission. In April 2002, Aon received a favorable private letter ruling from the U.S. Internal Revenue Service (IRS).

        Aon had previously stated its intention to raise common equity in connection with the proposed spin-off, subject to market conditions, regulatory review, a favorable IRS ruling and final board approval. However, current market conditions are not conducive to raising capital. On August 7, 2002, Aon announced that it is investigating alternative options for Combined Specialty, including a sale of all or part of Combined Specialty, and/or a spin-off of part of Combined Specialty.

Business Transformation Plan

        In fourth quarter 2000, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign and accelerate revenue growth. This plan began in 2000 and continues into 2002. Outside of U.S. retail brokerage, the plan has been substantially implemented and has delivered the expected benefits, including improved revenue growth and enhanced productivity. In second quarter 2002, $6 million of business transformation expenses previously recorded were reversed due to the substantial completion of the plan in U.S. retail brokerage. This credit is primarily related to a decision made during the second quarter that certain employees whose employment had been targeted for termination would remain employed.

World Trade Center

        On September 11, 2002, CICA's action with respect to the BTA policy was dismissed by the Court for the lack of subject matter jurisdiction. CICA is seeking an expedited appeal.

Litigation Matters

        One of Aon's insurance subsidiaries is a defendant in several lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. In the second quarter 2002, Aon negotiated a compromise of several of the lawsuits and approximately 2,000 of the claims. Thus far in the third quarter of 2002, the settlement of approximately 1,000 of these claims has been concluded. The remainder of the settlements are still in the process of being documented and finalized. Of the remaining settlements already reached or concluded there will still be at least several hundred threatened claims outstanding. Each of the remaining lawsuits and any threatened claims are being investigated and vigorously defended.

        On August 30, 2002, two of the three carriers referred to in note 15 of the Notes to the Consolidated Financial Statements filed a complaint in the United States District Court for the District of Connecticut against the Aon brokerage subsidiary, which is a defendant in the Allianz action. The two carriers are currently involved in an arbitration proceeding with Allianz, related to the original litigation, in which Allianz seeks the recission of the reinsurance placements. These carriers also seek to recover from the Aon brokerage subsidiary any damages, costs and expenses, including legal fees, suffered by such carriers as a result of an adverse arbitration award.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Aon is subject to various market risk exposures including foreign exchange rate risk, interest rate risk and equity price risk. The following disclosures reflect estimates of future performance and economic conditions. Actual results may differ.

        Aon is subject to foreign exchange rate risk associated with translating financial statements of its foreign subsidiaries into U.S. dollars. Additionally, certain of Aon's foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Aon's primary exposures are associated with the British pound, the Canadian dollar, the Australian dollar and the euro. Aon uses various derivative financial instruments (see note 14) to protect against adverse transaction and translation effects of exchange rate fluctuations. The potential decrease to Aon's consolidated stockholders' equity at December 31, 2001, resulting from a hypothetical 10% adverse change in quoted year-end foreign currency exchange rates, amounts to $163 million and $136 million at December 31, 2001 and 2000, respectively. The impact to 2001 and 2000 pretax income in the event of a hypothetical 10% adverse change in the respective quoted year-end exchange rates would not be material after consideration of derivative positions.

        The nature of the income of Aon's businesses is affected by changes in international and domestic short-term interest rates. Aon hedges its net exposure to short-term interest rates with various derivative financial instruments. A hypothetical 1% decrease in interest rates would cause a decrease, net of derivative positions, of $10 million and $11 million to 2001 and 2000 pretax income, respectively.

        The valuation of Aon's fixed-maturity portfolio is subject to interest rate risk. A hypothetical 1% increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 2001 and 2000 by approximately $89 million and $103 million, respectively. Aon has long-term notes payable and capital securities outstanding with a fair value of $2.5 billion and $2.6 billion at December 31, 2001 and 2000, respectively. Such fair value was greater than the carrying value by $38 million and less than the carrying value by $10 million at December 31, 2001 and 2000, respectively. A hypothetical 1% decrease in interest rates would increase the fair value by approximately 6% and 10% at December 31, 2001 and 2000, respectively.

        The valuation of Aon's marketable equity security portfolio is subject to equity price risk. If market prices were to decrease by 10%, the fair value of the equity portfolio would have a corresponding decrease of $38 million at December 31, 2001 compared to $49 million at December 31, 2000. At December 31, 2001 and 2000, there were no outstanding derivatives hedging the price risk on the equity portfolio.

        The selection of the ranges of values chosen to represent changes in foreign currency exchange rates, interest rates and equity market prices should not be construed as Aon's prediction of future market events, but rather an illustration of the impact of such events. The range of changes chosen reflects Aon's view of changes, that are reasonably possible over a one-year period.

        The translated value of revenue and expense from Aon's international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. However, the net impact of these fluctuations on Aon's net income or cash flows has not been material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2001 (as restated) and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 (as restated for the year ended December 31, 2001). Our audits also included the financial statement schedules (as restated) as listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation at December 31, 2001 (as restated) and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 (as restated), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules (as restated), when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the financial statements, the company has restated the financial statements for the year ended December 31, 2001 to establish an allowance for certain reinsurance recoverables that had previously been established in the first quarter of 2002.

        As discussed in Note 1, in 2000 the Company changed its method of accounting for certain commission and fee revenue and also changed its method of accounting for derivative financial instruments.

                      /s/ Ernst & Young LLP

Chicago, Illinois
February 12, 2002
except for Note 1, as to which the date
is August 14, 2002

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	As of December 31
	2001	2000
	(Restated)
	(millions)
ASSETS
INVESTMENTS
Fixed maturities at fair value	$2,149	$2,337
Equity securities at fair value	382	492
Short-term investments	2,975	2,325
Other investments	640	865

Total investments	6,146	6,019

CASH	439	1,118
RECEIVABLES
Insurance brokerage and consulting services	7,033	6,952
Other receivables	863	1,278

Total receivables (net of allowance for doubtful accounts: 2001—$187; 2000—$92)	7,896	8,230

CURRENT INCOME TAXES	46	20
DEFERRED INCOME TAXES	582	353
DEFERRED POLICY ACQUISITION COSTS	704	656
EXCESS OF COST OVER NET ASSETS PURCHASED (net of accumulated amortization: 2001—$698; 2000—$580)	3,555	3,427
OTHER INTANGIBLE ASSETS (net of accumulated amortization: 2001—$859; 2000—$819)	529	489
OTHER ASSETS	2,433	1,939

TOTAL ASSETS	$22,330	$22,251

LIABILITIES AND STOCKHOLDERS' EQUITY
INSURANCE PREMIUMS PAYABLE	$8,233	$8,212
POLICY LIABILITIES
Future policy benefits	1,026	1,054
Policy and contract claims	937	801
Unearned and advance premiums and contract fees	2,214	2,053
Other policyholder funds	813	1,069

Total policy liabilities	4,990	4,977
GENERAL LIABILITIES
General expenses	1,770	1,619
Short-term borrowings	257	309
Notes payable	1,694	1,798
Other liabilities	1,071	1,098

TOTAL LIABILITIES	18,015	18,013

COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE PREFERRED STOCK	50	50
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES	800	800
STOCKHOLDERS' EQUITY
Common stock—$1 par value
Authorized: 750 shares; issued	293	264
Paid-in additional capital	1,654	706
Accumulated other comprehensive loss	(535)	(377)
Retained earnings	3,021	3,127
Treasury stock at cost (shares: 2001—22.5; 2000—3.8)	(786)	(118)
Deferred compensation	(182)	(214)

TOTAL STOCKHOLDERS' EQUITY	3,465	3,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,330	$22,251

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31
	2001	2000	1999
	(Restated)
	(millions except per share data)
REVENUE
Brokerage commissions and fees	$5,436	$4,946	$4,639
Premiums and other	2,027	1,921	1,854
Investment income (note 7)	213	508	577

Total revenue	7,676	7,375	7,070

EXPENSES
General expenses (notes 4, 5 and 15)	5,813	5,190	5,214
Benefits to policyholders	1,111	1,037	973
Interest expense	127	140	105
Amortization of intangible assets	158	154	143
Unusual charges—World Trade Center (notes 1 and 15)	158	—	—

Total expenses	7,367	6,521	6,435

INCOME BEFORE INCOME TAX, MINORITY INTEREST AND ACCOUNTING CHANGE	309	854	635
Provision for income tax (note 9)	122	333	243

INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE	187	521	392
Minority interest, net of tax—Company-obligated mandatorily redeemable preferred capital securities (note 11)	(40)	(40)	(40)

INCOME BEFORE ACCOUNTING CHANGE	147	481	352
Cumulative effect of change in accounting principle, net of tax (note 1)	—	(7)	—

NET INCOME	$147	$474	$352

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$144	$471	$349

BASIC NET INCOME PER SHARE:
Before accounting change	$0.54	$1.84	$1.35
Cumulative effect of change in accounting principle	—	(0.03)	—

Basic net income per share	$0.54	$1.81	$1.35
DILUTIVE NET INCOME PER SHARE:
Before accounting change	$0.53	$1.82	$1.33
Cumulative effect of change in accounting principle	—	(0.03)	—

Dilutive net income per share	$0.53	$1.79	$1.33
CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK	$0.895	$0.87	$0.82

DILUTIVE AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	272.4	263.0	262.7

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2001	2000	1999
	(Restated)
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147	$474	$352
Adjustments to reconcile net income to cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	7	—
Insurance operating assets and liabilities, net of reinsurance	(45)	46	91
Amortization of intangible assets	158	154	143
Depreciation and amortization of property, equipment and software	181	179	187
Income taxes	(97)	145	(106)
Special and unusual charges and purchase accounting liabilities (notes 4, 5 and 15)	59	(57)	160
Valuation changes on investments and income on disposals	158	(66)	(134)
Other receivables and liabilities—net	(2)	(143)	(231)

CASH PROVIDED BY OPERATING ACTIVITIES	559	739	462

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments
Fixed maturities
Maturities	120	100	80
Calls and prepayments	100	129	160
Sales	1,220	400	1,152
Equity securities	379	253	461
Other investments	272	281	114
Purchase of investments
Fixed maturities	(1,112)	(455)	(959)
Equity securities	(227)	(148)	(385)
Other investments	(347)	(436)	(357)
Short-term investments—net	(633)	3	(93)
Acquisition of subsidiaries	(107)	(85)	(395)
Property and equipment and other—net	(281)	(179)	(271)

CASH USED BY INVESTING ACTIVITIES	(616)	(137)	(493)

CASH FLOWS FROM FINANCING ACTIVITIES
Treasury stock transactions—net	49	(59)	(66)
Issuance (repayment) of short-term borrowings—net	(395)	11	408
Issuance of long-term debt	400	250	250
Repayment of long-term debt	(148)	(70)	(100)
Interest sensitive, annuity and investment-type contracts
Deposits	20	218	444
Withdrawals	(305)	(437)	(574)
Cash dividends to stockholders	(241)	(226)	(210)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(620)	(313)	152

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2)	(8)	(7)

INCREASE (DECREASE) IN CASH	(679)	281	114
CASH AT BEGINNING OF YEAR	1,118	837	723

CASH AT END OF YEAR	$439	$1,118	$837

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years ended December 31
	2001	2000	1999
	(Restated)
	(millions)
COMMON STOCK Balance at January 1	$264	$259	$172
Effect of three-for-two stock split	—	—	86
Issued for business combinations	28	4	1
Issued for employee benefit plans	1	1	—

	293	264	259

PAID-IN ADDITIONAL CAPITAL Balance at January 1	706	525	450
Effect of three-for-two stock split	—	—	(86)
Business combinations (notes 4 and 11)	952	141	47
Employee benefit plans	(4)	40	114

	1,654	706	525

ACCUMULATED OTHER COMPREHENSIVE LOSS Balance at January 1	(377)	(309)	(116)
Cumulative effect of change in accounting principle related to derivatives (note 1)	—	3	—
Net derivative gains (losses)	(6)	3	—
Net unrealized investment gains (losses)	30	49	(199)
Net foreign exchange losses	(58)	(115)	(54)
Net additional minimum pension liability adjustment	(124)	(8)	60

Other comprehensive loss	(158)	(68)	(193)

	(535)	(377)	(309)

RETAINED EARNINGS Balance at January 1	3,127	2,905	2,782
Net income	147	474	352
Dividends to stockholders	(241)	(226)	(210)
Loss on treasury stock reissued	(10)	(24)	(18)
Employee benefit plans	(2)	(2)	(1)

	3,021	3,127	2,905

TREASURY STOCK Balance at January 1	(118)	(90)	(58)
Cost of shares acquired—non-cash exchange (notes 4 and 11)	(783)	—	—
Cost of shares acquired	(5)	(102)	(105)
Shares reissued at average cost	120	74	73

	(786)	(118)	(90)

DEFERRED COMPENSATION Balance at January 1	(214)	(239)	(213)
Net issuance of stock awards	(3)	(7)	(73)
Debt guarantee of employee stock ownership plan	—	—	17
Amortization of deferred compensation	35	32	30

	(182)	(214)	(239)

STOCKHOLDERS' EQUITY AT DECEMBER 31	$3,465	$3,388	$3,051

COMPREHENSIVE INCOME (LOSS)
NET INCOME	$147	$474	$352
OTHER COMPREHENSIVE LOSS (NOTE 3)	(158)	(68)	(193)

COMPREHENSIVE INCOME (LOSS)	$(11)	$406	$159

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES AND PRACTICES

        Principles of Consolidation.    The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, and include the accounts of Aon Corporation and its subsidiaries (Aon). These statements include informed estimates and assumptions that affect the amounts reported. Actual results could differ from the amounts reported. All material intercompany accounts and transactions have been eliminated.

        Restatement of Financial Information.    On September 11, 2001, the World Trade Center was destroyed. Aon occupied space on several of the higher floors of one of the towers and 175 employees are either confirmed or presumed dead. In 2001, Aon incurred $275 million of expenses (before insurance and reinsurance recoveries) related to this event. These costs include $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, and is partially offset by gross reinsurance recoveries of $147 million. Reinsurers have disputed their liability as to approximately $90 million of these gross reinsurance recoveries under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon, and legal actions have been filed by both parties. In the first quarter 2002, Aon recorded a pretax $90 million allowance ($56 million after tax or $0.20 per dilutive share) for this potentially uncollectible receivable. This allowance was established due to an April 2002 court ruling (in an unrelated case) that may impact the venue for litigation between Aon and its reinsurers. This ruling has impacted Aon's ability to reasonably estimate the probable recovery under the claim. Aon continues to believe that CICA has valid reinsurance.

        After discussions with the SEC staff regarding the proper timeframe to record the above-mentioned allowance, Aon is, by means of this filing, restating its previously issued financial statements for the year ended December 31, 2001 to establish a $90 million pretax allowance for the reinsurance recoverables in the fourth quarter 2001 that had previously been established in the first quarter 2002.

        Set forth below is a comparison of the previously reported and restated net income, dilutive and basic net income per share and stockholders' equity for the fourth quarter and twelve months ended December 31, 2001.

	4th Quarter 2001		12 Months 2001
	As Reported	As Restated	As Reported	As Restated
	(millions except per share data)
Net income	$83	$27	$203	$147
Dilutive net income per share	0.30	0.10	0.73	0.53
Basic net income per share	0.30	0.10	0.74	0.54
Stockholders' Equity	3,521	3,465	3,521	3,465

        In addition, the SEC staff requested that Aon add certain disclosures or not report certain items. The consolidated financial statements have been amended as appropriate to respond to these requests.

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

        Premium Revenue.    For accident and health products, premiums are reported as earned in proportion to insurance protection provided over the period covered by the policies. For life products, premiums are recognized as revenue when due. For extended warranty products, premium revenues represent the portion of revenue from these contracts that are submitted to an Aon insurance carrier for coverage and are earned over the period of risk in proportion to the amount of insurance protection provided in accordance with FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.

        For universal life-type and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life-type policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life-type policies and investment products consists of charges for the cost of insurance, policy administration and surrenders assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

        Unusual Charges—World Trade Center.    On September 11, 2001, the World Trade Center was destroyed. Aon occupied space on several of the higher floors of one of the towers, where employees from various operations worked. Tragically, 175 employees are either confirmed or presumed dead. In 2001, Aon incurred $275 million of expenses (before insurance and reinsurance recoveries) related to this event. These costs include $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, and is partially offset by gross reinsurance recoveries of $147 million. Reinsurers have disputed their liability as to approximately $90 million of these gross reinsurance recoveries under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon, and legal actions have been filed by both parties. Aon has restated its 2001 results to record a pretax $90 million allowance ($56 million after tax) for this potentially uncollectible receivable in the fourth quarter. See "Restatement of Financial Information" in Note 1. This allowance was established due to an April 2002 court ruling (in an unrelated case) that may impact the venue for litigation between Aon and its reinsurers. This ruling has impacted Aon's ability to reasonably estimate the probable recovery under the claim. Aon continues to believe that CICA has valid reinsurance. Other costs incurred were $33 million of destroyed assets at book value and $50 million for salaries and benefits for victims and other costs. Partially offsetting these other costs are estimated insurance recoveries of $60 million. Some further costs and insurance recoveries, including estimated proceeds from Aon's business interruption policies, are expected during 2002. In 2001, Aon recorded a pretax charge of $158 million ($97 million after-tax or $0.35 per diluted share), which is net of estimated insurance and reinsurance recoveries of $117 million.

        Reinsurance.    Reinsurance premiums, commissions and expense reimbursements on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits to policyholders ceded to other companies have been reported as a reduction of premium revenue and benefits to policyholders. Expense reimbursements received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs or, to the extent such reimbursements exceed the related acquisition costs, as other revenue. Reinsurance receivables and prepaid reinsurance premium amounts are reported as assets.

        Stock Compensation Plans.    Aon applies Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock option plan as the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense has been recognized for stock awards issued based on the market price at the date of the award.

        Income Tax.    Deferred income tax has been provided for the effects of temporary differences between financial reporting and tax bases of assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect.

        Income Per Share.    Basic income per share is computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of options and awards. Net income available for common stockholders is net of all preferred dividends. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effect of options and awards. The dilutive effect of options and awards is calculated under the treasury stock method using the average market price for the period. Income per share is calculated as follows:

	2001	2000	1999
	(millions except per share data)
Net income	$147	$474	$352
Redeemable preferred stock dividends	(3)	(3)	(3)

Net income available for common stockholders	$144	$471	$349

Basic shares outstanding	269	260	259
Common stock equivalents	3	3	4

Dilutive potential common shares	272	263	263

Net income per share:
Basic	$0.54	$1.81	$1.35
Dilutive	$0.53	$1.79	$1.33

        Investments.    Fixed-maturity securities are available for sale and are carried at fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and the accretion of discounts to maturity that are included in investment income. Marketable equity securities that are held directly are carried at fair value. Unrealized gains and temporary unrealized losses on fixed maturities and directly-held equity securities are excluded from income and are recorded directly to stockholders' equity in accumulated other comprehensive income or loss, net of deferred income taxes. Mortgage loans and policy loans are generally carried at cost or unpaid principal balance. Private equity investments are generally carried at cost, which approximates fair value, except where Aon has significant influence, in which case they are carried under the equity method. See note 2, Spin-Off of Underwriting Business, for additional disclosure of equity method investments.

        Limited partnership investments are carried under the equity method. Certain of the limited partnerships in which Aon invests have holdings in publicly-traded equities. Changes in market value of these indirectly-held equities flow through the limited partnerships' financial statements. Aon's ownership share of these valuation changes is included in Aon's Corporate and Other segment revenue. On December 31, 2001, Aon securitized $450 million of limited partnership investments, plus associated limited partnership commitments, via a sale to Private Equity Partnership Structures I, LLC (PEPS I). Aon received $171 million in cash plus $279 million of newly-issued securities of PEPS I.

        The underlying equity in the limited partnerships was the basis for determining the fair value of the cash and securities received in the securitization. No significant management assumptions were used in determining the fair value of the cash and securities received in the securitization. At December 31, 2001, a 10% or 20% decrease in the underlying equity of the limited partnerships would have resulted in a decrease in the securities received by $45 million and $90 million, respectively.

        Income or loss on disposal of any securities held in the portfolio is computed using specific costs of securities sold and reported as investment income in the consolidated statements of income.

        Investments that have declines in fair value below cost, which are judged to be other than temporary, are written down to estimated fair values. Reserves for certain other investments are established based on an evaluation of the respective investment portfolio and current economic conditions. Writedowns and changes in reserves are included in investment income in the consolidated statements of income. In general, Aon ceases to accrue investment income where interest or dividend payments are in arrears.

        Accounting policies relating to derivative financial instruments are discussed in note 14.

        Deferred Policy Acquisition Costs.    Costs of acquiring new and renewal insurance underwriting business, principally the excess of new commissions over renewal commissions, underwriting and sales expenses that vary with and are primarily related to the production of new business, are deferred and reported as assets. For long-duration life and health products, amortization of deferred policy acquisition costs is related to and based on the expected premium revenues of the policies. In general, amortization is adjusted to reflect current withdrawal experience. Expected premium revenues are estimated by using the same assumptions used in estimating future policy benefits. For extended warranty and short-duration health insurance, costs of acquiring and renewing business are deferred and amortized as the related premium and contract fees are earned.

        Intangible Assets.    In general, the excess of cost over net assets purchased relating to business acquisitions has been amortized into income over periods not exceeding 40 years using the straight-line method, with a weighted-average life of 35 years. Goodwill related to acquisitions made after June 30, 2001 has not been amortized. Beginning January 2002, goodwill will not be amortized but instead tested for impairment under new authoritative guidance on business combinations and goodwill. See Accounting and Disclosure Changes (note 1) for further information. The cost of other intangible assets is being amortized over a range of 4 to 25 years with a weighted-average life of 18 years.

        In the unexpected event of a significant deterioration in profitability that is projected to be recurring, Aon would assess the recoverability of its intangible assets through an analysis of expected future cash flows.

        Property and Equipment.    Property and equipment, reported in other assets, are generally depreciated using the straight-line method over their estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized. These costs are generally amortized using the straight-

line method over a range of 2 to 8 years. The weighted-average life of Aon's software at December 31, 2001 is 5.1 years.

        Fair Value of Financial Instruments.    The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amounts in the consolidated statements of financial position for cash and cash equivalents, including short-term investments, approximate their fair value. Fair value for fixed-maturity and equity securities is based on quoted market prices or, if they are not actively traded, on estimated values obtained from independent pricing services. Fair value of derivative financial instruments is based on quoted prices for exchange-traded instruments or the cost to terminate or offset with other contracts.

        Other investments are composed of mortgage loans, policy loans, private equity investments, limited partnerships and Aon's investment in Endurance Specialty Insurance, Ltd. (note 2). The fair value for mortgage loans and policy loans is estimated using discounted cash flow analysis, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. It is generally not practical to estimate the fair value of private equity investments and limited partnerships without incurring excessive costs.

        Fair value for liabilities for investment-type contracts is estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. The fair value for notes payable is based on quoted market prices for the publicly-traded portion and on estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements for the nonpublicly-traded portion.

        Future Policy Benefits, Policy and Contract Claims, Unearned Premiums and Contract Fees.    Future policy benefit liabilities on non-universal life and accident and health products have been provided on the net level premium method. The liabilities are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations. Interest assumptions are graded and range from 4.5% to 7.0% at December 31, 2001. Withdrawal assumptions are based principally on insurance subsidiaries' experience and vary by plan, year of issue and duration.

        Policyholder liabilities on universal life and investment products are generally based on policy account values. Interest credit rates for these products range from 5.0% to 8.1%.

        Policy and contract claim liabilities represent estimates for reported claims, as well as provisions for losses incurred, but not yet reported. These claim liabilities are based on historical experience and are estimates of the ultimate amount to be paid when the claims are settled. Changes in the estimated liability are reflected in income as the estimates are revised.

        Unearned premiums and contract fees generally are calculated using the pro rata method based on gross premiums. However, in the case of extended warranty products, the unearned premiums and contract fees are calculated such that the premiums and contract fees are earned over the period of risk in a reasonable relationship to anticipated claims.

        Foreign Currency Translation.    In general, foreign revenues and expenses are translated at average exchange rates. Foreign assets and liabilities are translated at year-end exchange rates. Net foreign exchange gains and losses on translation are generally reported in stockholders' equity, in accumulated other comprehensive income or loss, net of deferred income tax. The effect of transaction gains and losses on the consolidated statements of income is insignificant for all periods presented.

        Accounting and Disclosure Changes.    As of October 1, 2000, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133), as amended. The adoption of Statement No. 133 resulted in a

$5 million cumulative effect of a change in accounting principle before applicable income taxes of $2 million and was recognized as an increase to accumulated other comprehensive loss (note 3) in the consolidated statement of stockholders' equity for the year ended December 31, 2000. The adoption of Statement No. 133 did not have a material effect on net income for the year ended December 31, 2000. Refer to note 14 for a description of accounting policies relating to derivative financial instruments.

        In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. Effective January 1, 2000, in accordance with the provisions of SAB No. 101, Aon established a provision for estimated returned commissions from policy cancellations. In 1999 and previous years, Aon recognized returned commissions when they occurred. The cumulative effect of this accounting change was an after-tax charge of $7 million or $0.03 per share in the first quarter of 2000. Previously reported results for the remaining quarters of 2000 were not impacted by this accounting change. Pro forma results for 1999 are not materially different from previously reported results.

        In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 replaces Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 became effective for all transfers of financial assets occurring after March 31, 2001. Implementation of Statement No. 140 did not have a material impact on the consolidated financial statements.

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 superceded Accounting Principles Board (APB) Opinion No. 16, and amended or superceded a number of interpretations of APB No. 16. Certain purchase accounting guidance in APB No. 16, as well as certain of its amendments and interpretations, have been carried forward. The statement eliminated the pooling of interests method of accounting for business combinations. It also changed the criteria to recognize intangible assets apart from goodwill. The requirements of Statement No. 141 were effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. Statement No. 142 supercedes APB No. 17. Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill acquired prior to July 1, 2001, amortization will be discontinued effective as of January 1, 2002. Based on an evaluation of goodwill as of December 31, 2001, no goodwill impairment will occur from the adoption of Statement No. 142. Reported goodwill amortization was $118 million, $114 million and $102 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        In accordance with Statement No. 141, other intangible assets which resulted from acquisitions made prior to July 1, 2001, that do not meet the criteria for recognition apart from goodwill (as defined by Statement No. 141) are to be classified as goodwill upon adoption. Aon has begun its analysis of these other intangible assets. As of December 31, 2001, Aon has determined that, at a minimum, approximately one-half of these intangibles will be classified as goodwill as of January 1, 2002. Reported amortization expense for all other intangibles was $40 million, $40 million and $41 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        A reconciliation of net income for the years ended December 31, 2001, 2000 and 1999 to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applicable for all periods presented follows.

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999
	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share
Reported net income	$147	$0.54	$0.53	$474	$1.81	$1.79	$352	$1.35	$1.33
Add back amortization (net of tax):
Goodwill	104	0.38	0.38	98	0.37	0.37	84	0.32	0.32
Intangible assets reclassified to goodwill	10	0.04	0.04	10	0.04	0.04	10	0.04	0.04
Less amortization (net of tax):
Other intangible assets—change in amortization periods	(5)	(0.02)	(0.02)	(5)	(0.02)	(0.02)	(5)	(0.02)	(0.02)

	$256	$0.94	$0.93	$577	$2.20	$2.18	$441	$1.69	$1.67

        In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supercede the provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. Statement No. 144 is effective January 1, 2002. This statement is not expected to have a material impact on Aon's consolidated financial statements.

        Reclassification.    Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2001 presentation.

2.    SPIN-OFF OF UNDERWRITING BUSINESS

        On April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin off its current underwriting business to Aon's common stockholders, creating two independent, publicly-traded companies. The spin-off is expected to take the form of a tax-free stock dividend to Aon's common stockholders, pending a favorable Internal Revenue Service (IRS) ruling. The transaction is subject to final Board approval, a favorable IRS ruling and certain insurance regulatory approvals. The spin-off company will be named Combined Specialty Corporation (CSC). The spin-off is currently expected to be completed by spring 2002. In October 2001, Aon announced that it will be expanding its insurance underwriting business to include direct property and casualty insurance policies. These coverages will be provided through the operations intended to become part of CSC and may require the raising of additional capital.

        In November 2001, Aon announced that it would cosponsor a new Bermuda-based insurance and reinsurance company with total initial capitalization of $1.2 billion to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. Aon's investment in Endurance Specialty Insurance Ltd. (Endurance), was funded in December 2001 with $227 million of operating cash generated by the underwriting subsidiaries and will be spun off as part of CSC. The investment in Endurance is carried under the equity method and is included in Other Investments in the December 31, 2001 consolidated statement of financial position.

3.    OTHER COMPREHENSIVE LOSS

        The components of other comprehensive loss and the related tax effects are as follows:

	Years ended December 31
	2001			2000			1999
	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net of Taxes	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net of Taxes	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net of Taxes
	(millions)
Cumulative effect of change in accounting principle related to derivatives	$—	$—	$—	$5	$(2)	$3	$—	$—	$—
Net derivative losses arising during the year	(6)	2	(4)	—	—	—	—	—	—
Net derivative gains arising during fourth quarter 2000	—	—	—	4	(1)	3	—	—	—
Reclassification adjustment	(4)	2	(2)	—	—	—	—	—	—

Net derivative gains (losses)	(10)	4	(6)	9	(3)	6	—	—	—
Unrealized holding gains (losses) arising during the year	(9)	3	(6)	45	(14)	31	(263)	92	(171)
Reclassification adjustment	59	(23)	36	26	(8)	18	(45)	17	(28)

Net unrealized investment gains (losses)	50	(20)	30	71	(22)	49	(308)	109	(199)
Net foreign exchange losses	(95)	37	(58)	(188)	73	(115)	(89)	35	(54)
Net additional minimum pension liability adjustment	(203)	79	(124)	(13)	5	(8)	95	(35)	60

Total other comprehensive loss	$(258)	$100	$(158)	$(121)	$53	$(68)	$(302)	$109	$(193)

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

	As of December 31
	2001	2000	1999
	(millions)
Net derivative gains	$—	$6	$—
Net unrealized investment losses	(42)	(72)	(121)
Net foreign exchange losses	(325)	(267)	(152)
Net additional minimum pension liability	(168)	(44)	(36)

Accumulated other comprehensive loss	$(535)	$(377)	$(309)

4.    BUSINESS COMBINATIONS

        Acquisitions.    In 2001, Aon acquired ASI Solutions Incorporated (ASI), a worldwide provider of human resource outsourcing and compensation consulting services, and First Extended, Inc. (FEI), an underwriter and administrator of automotive extended warranty products, and certain other insurance brokerage and consulting operations. FEI will be spun off as part of CSC. In these transactions, Aon paid an aggregate of approximately $107 million in cash and $197 million in common stock. Internal funds, short-term borrowings and common stock financed the acquisitions. Excess of cost over net assets purchased of approximately $282 million and other intangible assets of approximately $72 million, accounted for on a preliminary basis, resulted from these acquisitions.

        In July 2001, Aon acquired the common stock of two entities controlled by Aon's Chairman and Chief Executive Officer. The acquisition was financed by the issuance of approximately 22.4 million shares of Aon common stock. The two acquired entities owned, in the aggregate, approximately 22.4 million shares of Aon common stock, which are included in treasury stock, and had additional net assets, net of expenses, totaling $5 million. This transaction did not have a material effect on Aon's total assets, liabilities or stockholders' equity.

        In 2000, Aon acquired Actuarial Sciences Associates, Inc., Horizon Consulting Group, Inc., and certain other insurance brokerage and consulting operations for approximately $85 million in cash and $145 million in common stock. Internal funds, short-term borrowings and common stock financed the acquisitions. Excess of cost over net assets purchased of approximately $225 million resulted from these acquisitions.

        In 1999, Aon acquired The Nikols Group, Presidium Holdings, Inc., Societe Generale d'Assurance et de Prevoganie, and certain other insurance brokerage and consulting operations for approximately $440 million. Aon also acquired insurance underwriting blocks of business for $50 million. The purchase accounting for these acquisitions was finalized in 2000. The acquisitions were financed by internal funds, short-term borrowings and common stock. Excess of cost over net assets purchased of approximately $500 million resulted from these acquisitions.

        The results of operations of these acquisitions, all of which were accounted for by the purchase method, are included in the consolidated financial statements from the dates they were acquired. Pro forma results of these acquisitions are not materially different from reported results.

        In accordance with a 1992 purchase agreement, securities with a value of $41 million are being held pursuant to an escrow agreement (as amended). The escrowed securities are scheduled to be released on a pre-determined basis through 2007.

        Restructuring Charges.    In 2001, Aon made payments of $24 million on restructuring charges and purchase accounting liabilities related to business combinations.

        In 1999 and 1998, Aon recorded charges of $120 million and $70 million, respectively, for a plan to restructure Aon's operations as a result of business combination activity and finalization of the purchase accounting for the 1997 Jauch & Hubener acquisition. These charges primarily related to termination benefits of $107 million, related pension expense of $32 million, lease abandonments and other costs to exit an activity of $41 million and asset impairments of $10 million. Termination of approximately 1,000 individuals occurred as a result of these plans. As of December 31, 2001, these liabilities have been reduced to termination benefits of $2 million and lease abandonments of $1 million.

        In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions. Together, these costs were primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million and asset impairments of $37 million relating to the abandonment of systems and real estate space. All termination benefits have been paid. The remaining liability of $58 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

        The following table sets forth the activity related to these liabilities:

(millions)
Balance at December 31, 1998	$155
Cash payments in 1999	(52)
Charge to expense in 1999	2

Balance at December 31, 1999	105
Cash payments in 2000	(25)
Charge to expense in 2000	4
Foreign currency revaluation	(6)

Balance at December 31, 2000	78
CASH PAYMENTS IN 2001	(19)
FOREIGN CURRENCY REVALUATION	(1)

BALANCE AT DECEMBER 31, 2001	$58

        All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the consolidated statements of financial position.

5.    BUSINESS TRANSFORMATION PLAN

        In fourth quarter 2000, Aon announced a formal plan of restructuring Aon's worldwide operations. This plan constitutes the "business transformation plan" and will continue into 2002. Pretax charges of $218 million and $82 million were recorded in 2001 and 2000, respectively, and are recorded in general expenses in the consolidated statements of income.

        In 2000, expenses included costs related to termination benefits of $54 million, covering notification to 750 employees. Other costs to exit an activity of $6 million were incurred, which included $2 million for abandoned leases and $4 million for direct costs necessary to complete portions of the business transformation plan, cash settlement necessary to exit contractual obligations and other costs. Other expenses of $22 million were also recorded in 2000, including fixed asset impairments of $20 million (of which $16 million related to information systems assets), as well as $2 million of other costs.

        For 2001, expenses included costs related to termination benefits of $109 million, covering notification to 3,150 employees. Other costs to exit an activity of $21 million were incurred, which included $10 million for abandoned leases and $11 million for direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs.

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

        During 2001 the Company exited four other joint venture operations as a part of its business transformation process. For the year 2000, the last full year of operation, these joint ventures, which were part of the Company's brokerage segment, generated less than $1 million of revenue and incurred nearly $3 million of pretax losses. The total cost to exit these four joint ventures was $12 million. Additional expenses in 2001 included a provision of $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi. The expense included severance costs and expenses associated with the reassignment of agents, as well as estimated costs for resolving asserted and unasserted claims and suits. A $5 million expense was recorded relating to the write-down of certain agent receivables in conjunction with the restructuring of a worksite marketing agent commission pay structure and operations.

        Further fixed asset impairments of $10 million (of which $9 million related to information systems assets) were taken in 2001, as well as $3 million of other costs.

        The following table sets forth the activity related to the liability for termination benefits and other costs to exit an activity:

	Termination Benefits	Other Costs to Exit an Activity	Total
	(millions)
Expense charged in 2000	$54	$6	$60
Cash payments in 2000	(13)	(3)	(16)

Balance at December 31, 2000	41	3	44

EXPENSE CHARGED IN 2001	109	21	130
CASH PAYMENTS IN 2001	(73)	(20)	(93)
FOREIGN CURRENCY REVALUATION	(2)	—	(2)

BALANCE AT DECEMBER 31, 2001	$75	$4	$79

        Approximately 3,900 employees have either departed voluntarily or have positions that have been eliminated. Most of the terminations have occurred and are related to the Insurance Brokerage and Other Services segment in the U.S. and the U.K.

        All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the consolidated statements of financial position.

6.    DISCONTINUED OPERATIONS

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

        As of December 31, 2001, the liabilities associated with the foregoing indemnities were included in other liabilities in the consolidated statements of financial position. Such liabilities amounted to $117 million, net of reinsurance recoverables and other assets of $153 million. In January 2002, Aon settled certain of these liabilities. The settlement had no material effect on the consolidated financial statements.

        The insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and health hazard exposures.

        Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes. Based on current estimates, management believes that the established liabilities of discontinued operations are sufficient.

7.    INVESTMENTS

        The components of investment income are as follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Short-term investments	$191	$214	$173

Fixed maturities:
Interest income	137	172	195
Income on disposals	37	13	52
Losses on disposals	(21)	(12)	(13)

Total	153	173	234

Equity securities:
Dividend income	25	31	42
Income on disposals	13	28	18
Losses on disposals	(37)	(9)	(11)

Total	1	50	49

Limited partnerships—equity earnings	(94)	73	60

Other investments:
Interest, dividend and other income	10	11	19
Income (losses) on disposals	(41)	(5)	48

Total	(31)	6	67

Gross investment income	220	516	583
Less: investment expenses	7	8	6

Investment income	$213	$508	$577

        The components of net unrealized losses are as follows:

	As of December 31
	2001	2000	1999
	(millions)
Fixed maturities	$(28)	$(45)	$(100)
Equity securities	(43)	(72)	(88)
Other investments	4	—	—
Deferred tax credit	25	45	67

Net unrealized investment losses	$(42)	$(72)	$(121)

        The pretax changes in net unrealized investment gains (losses) are as follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Fixed maturities	$17	$55	$(208)
Equity securities	29	16	(100)
Other investments	4	—	—

Total	$50	$71	$(308)

        The amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	As of December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(millions)
U.S. government and agencies	$355	$8	$(2)	$361
States and political subdivisions	3	—	—	3
Foreign governments	515	8	(2)	521
Corporate securities	1,243	14	(54)	1,203
Mortgage-backed securities	42	—	—	42
Other fixed maturities	19	—	—	19

Total fixed maturities	2,177	30	(58)	2,149
Total equity securities	425	6	(49)	382

Total	$2,602	$36	$(107)	$2,531

	As of December 31, 2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(millions)
U.S. government and agencies	$189	$5	$(1)	$193
States and political subdivisions	8	—	—	8
Foreign governments	722	16	(3)	735
Corporate securities	1,407	9	(71)	1,345
Mortgage-backed securities	32	—	—	32
Other fixed maturities	24	—	—	24

Total fixed maturities	2,382	30	(75)	2,337
Total equity securities	564	20	(92)	492

Total	$2,946	$50	$(167)	$2,829

        The amortized cost and fair value of fixed maturities by contractual maturity are as follows:

	As of December 31, 2001
	Amortized Cost	Fair Value
	(millions)
Due in one year or less	$200	$202
Due after one year through five years	844	845
Due after five years through ten years	519	509
Due after ten years	572	551
Mortgage-backed securities	42	42

Total fixed maturities	$2,177	$2,149

        Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        Securities on deposit for regulatory authorities as required by law, all relating to the insurance underwriting subsidiaries, amounted to $259 million at December 31, 2001 and $311 million at December 31, 2000. As required by the by-laws of Lloyd's brokers, cash and short-term investments subject to floating charges for the benefit of insurance creditors amounted to $1.0 billion at December 31, 2000. In 2001, regulatory supervision has been transferred from Lloyd's to the General Insurance Standards Council, which does not apply such charges. Aon maintains premium trust bank accounts for premiums collected from insureds but not yet remitted to insurance companies of $2.3 billion and $1.3 billion at December 31, 2001 and 2000, respectively.

        At December 31, 2001 and 2000, Aon had $25 million and $66 million, respectively, of non-income producing investments.

        Limited Partnership Securitization.    On December 31, 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to Private Equity Partnership Structures I, LLC (PEPS I), a QSPE. The common stock interest in PEPS I is held by a limited liability company which is owned by one of Aon's subsidiaries (49%) and by a charitable trust, which is not controlled by Aon, established for victims of the September 11 attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid the Company's insurance underwriting subsidiaries the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities Aon subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services.

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

8.    DEBT AND LEASE COMMITMENTS

        Notes Payable.    The following is a summary of notes payable:

	As of December 31
	2001	2000
	(millions)
Commercial paper	$254	$600
6.2% debt securities, due January 2007	250	—
8.65% debt securities, due May 2005	250	250
6.9% debt securities, due July 2004	250	250
6.3% debt securities, due January 2004	100	100
6.7% debt securities, due June 2003	150	150
LIBOR +1% debt securities (2.9% at December 31, 2001), due January 2003	150	—
7.4% debt securities, due October 2002	100	100
Euro credit facility, due June 2003 with interest at 4% to 5%	87	225
Notes payable, due in varying installments, with interest at 4.6% to 10%	103	123

Total notes payable	$1,694	$1,798

        Commercial paper borrowings of $254 million at December 31, 2001 and $600 million at December 31, 2000 have been included in notes payable based on Aon's intent and ability to maintain or refinance these obligations on a long-term basis through 2005.

        In December 2001, Aon issued $150 million of debt securities with a floating interest rate of LIBOR +1% due January 2003 and $250 million of 6.2% debt securities due January 2007. This debt was not registered under the Securities Act of 1933. It was sold to qualified buyers under Rule 144A of the Securities Act and the net proceeds were used to reduce short-term borrowings.

        In May 1999, Aon filed a universal shelf registration on Form S-3 with the SEC for the issuance of $500 million of debt and equity securities. In a 1999 public offering based on the shelf registration, Aon issued $250 million of 6.9% debt securities due July 2004. In May 2000, Aon filed a prospectus supplement to use the remaining $250 million of its May 1999 universal shelf registration and issued $250 million of 8.65% debt securities due May 2005. The net proceeds from the sale of the 8.65% notes were used for general corporate purposes, including securities repurchase programs, capital expenditures, working capital, repayment or reduction of long-term notes payable and short-term borrowings and the financing of acquisitions.

        Interest is payable semi-annually on most debt securities. In addition, the debt securities are not redeemable by Aon prior to maturity and contain no sinking fund provisions. Maturities of notes payable are $131 million, $555 million, $423 million, $250 million and $85 million in 2002, 2003, 2004, 2005 and 2006, respectively.

        In September 2001, Aon entered into a new committed bank credit facility under which certain European subsidiaries can borrow up to EUR 500 million. At December 31, 2001, Aon had borrowed EUR 269 million ($239 million) under this facility, of which $152 million is classified as short-term borrowings and $87 million is classified as notes payable in the consolidated statements of financial position.

        Aon has $1.2 billion of other unused committed bank credit facilities at December 31, 2001 to support $359 million of commercial paper and other short-term borrowings of which $105 million is classified as short-term borrowings at December 31, 2001. Aon has recently renegotiated these facilities, entering into a new 3-year agreement on February 8, 2002. The new amount of committed bank credit facilities is $875 million.

        Information related to notes payable and short-term borrowings is as follows:

	Years ended December 31
	2001	2000	1999
Interest paid (millions)	$127	$140	$105
Weighted-average interest rates—short-term borrowings	4.5%	6.4%	5.4%

        Lease Commitments.    Aon has noncancelable operating leases for certain office space, equipment and automobiles. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are:

(millions)
2002	$233
2003	215
2004	188
2005	168
2006	146
Later years	707

Total minimum payments required	$1,657

        Rental expenses for all operating leases for the years ended December 31, 2001, 2000 and 1999 amounted to $242 million, $217 million and $198 million, respectively.

9.    INCOME TAX

        Aon and its principal domestic subsidiaries are included in a consolidated life-nonlife federal income tax return. Aon's foreign subsidiaries file various income tax returns in their foreign jurisdictions.

        Income (loss) before income tax and the cumulative effect of a change in accounting principle and the provision for income tax consist of the following:

	Years ended December 31
	2001	2000	1999
	(millions)
Income (loss) before income tax*:
U.S.	$(66)	$454	$444
Foreign	375	400	191

Total	$309	$854	$635

Provision for income tax:
Current:
Federal	$15	$115	$201
Foreign	122	124	60
State	6	28	20

Total current	143	267	281

Deferred (credit):
Federal	(28)	46	(42)
Foreign	9	16	7
State	(2)	4	(3)

Total deferred	(21)	66	(38)

Provision for income tax	$122	$333	$243

*
Before cumulative effect of change in accounting principle.

        During 2001, 2000 and 1999, Aon's consolidated statements of income reflect each year a tax benefit of $26 million on the 8.205% capital securities issued in January 1997 (see note 11).

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated financial statements is as follows:

	Years ended December 31
	2001	2000	1999
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt investment income	(0.7)	(0.5)	(1.2)
Amortization of intangible assets relating to acquired businesses	4.3	2.1	2.8
State income taxes	1.4	2.5	1.7
Other—net	(0.5)	(0.1)	—

Effective tax rate	39.5%	39.0%	38.3%

        Significant components of Aon's deferred tax assets and liabilities are as follows:

	As of December 31
	2001	2000
	(millions)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$81	$71
Certain purchase accounting and special charges	81	31
Unrealized investment losses	26	42
Unearned and advanced premiums and contract fees	110	107
Employee benefit plans	141	81
Unrealized foreign exchange losses	210	170
Other	146	76

Total	795	578

Deferred tax liabilities:
Policy acquisition costs	(91)	(64)
Other	(101)	(133)

Total	(192)	(197)

Valuation allowance on deferred tax assets	(21)	(28)

Net deferred tax assets	$582	$353

        There are limitations on the utilization of net operating loss and tax credit carryforwards after a change of control, consequently, there will be annual limitations on the realization of these tax assets. Accordingly, valuation allowances were established for various acquisitions. Subsequently, recognized tax benefits for these items would reduce excess of cost over net assets purchased. The valuation allowance changed to $21 million in 2001 from $28 million in 2000, corresponding to reductions in related deferred tax assets, with no effect on net income. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset after consideration of the valuation allowance is more likely than not.

        Prior to 1984, the life insurance companies were required to accumulate certain untaxed amounts in a memorandum "policyholders' surplus account." Under the Tax Reform Act of 1984, the "policyholders' surplus account" balances were "capped" at December 31, 1983, and the balances will be taxed only to the extent distributed to stockholders or when they exceed certain prescribed limits. As of December 31, 2001, the combined "policyholders' surplus account" of Aon's life insurance subsidiaries approximates $363 million. Aon's life insurance subsidiaries do not intend to make any taxable distributions or exceed the prescribed limits in the foreseeable future; therefore, no income tax provision has been made. However, if such taxes were assessed, the amount of taxes payable would be approximately $127 million.

        The amount of income taxes paid in 2001, 2000 and 1999 was $193 million, $158 million and $324 million, respectively.

10.  REINSURANCE AND CLAIM RESERVES

        Aon's insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies. Aon's reinsurance consists primarily of short-duration contracts that are entered into with the captive insurance operations of numerous automobile dealerships and insurers as well as certain property casualty lines. Aon's insurance subsidiaries remain liable to the extent that the reinsuring companies are unable to meet their obligations.

        A summary of reinsurance activity is as follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Ceded premiums earned	$921	$845	$624
Ceded premiums written	1,020	888	510
Assumed premiums earned	391	379	178
Assumed premiums written	384	304	116
Ceded benefits to policyholders	630	552	377

        Activity in the liability for policy contract claims is summarized as follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Liabilities at beginning of year	$377	$448	$483
Incurred losses:
Current year	1,110	840	890
Prior years	(11)	16	(39)

Total	1,099	856	851

Payment of claims:
Current year	(769)	(633)	(618)
Prior years	(252)	(294)	(268)

Total	(1,021)	(927)	(886)

Liabilities at end of year (net of reinsurance recoverables: 2001—$482, 2000—$424, 1999—$316)	$455	$377	$448

11.  REDEEMABLE PREFERRED STOCK, CAPITAL SECURITIES AND STOCKHOLDERS' EQUITY

        Redeemable Preferred Stock.    At December 31, 2001, one million shares of redeemable preferred stock are outstanding. Dividends are cumulative at an annual rate of $2.55 per share. The shares of redeemable preferred stock will be redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share beginning one year after the occurrence of certain future events.

        Capital Securities.    In January 1997, Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities (Capital Securities). The sole asset of Aon Capital A is an $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027. The back-up guarantees, in the aggregate, provide a full and unconditional guarantee of the Trust's obligations under the Capital Securities.

        Aon Capital A issued $800 million of 8.205% capital securities in January 1997. The proceeds from the issuance of the Capital Securities were used to finance a portion of the A&A acquisition. The Capital Securities are subject to mandatory redemption on January 1, 2027 or, are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events. Interest is payable semi-annually on the Capital Securities. The Capital Securities are categorized in the consolidated statements of financial position as "Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Junior Subordinated Debentures." The after-tax interest incurred on the Capital Securities is reported as minority interest in the consolidated statements of income.

        Common Stock.    In December 2001, Aon filed a universal shelf registration on Form S-3 for the issuance of $750 million of debt and equity securities.

        In 2000, Aon's stockholders approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized shares of common stock from 300 million to 750 million.

        Aon repurchased 0.1 million, 3.5 million and 2.8 million shares in 2001, 2000 and 1999, respectively, of its common stock, primarily to provide shares for stock compensation plans. In connection with the acquisition of two entities controlled by Aon's Chairman and Chief Executive Officer (note 4), Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance.

        The acquisition was financed by the issuance of approximately 22.4 million new shares of Aon stock. In addition, Aon issued 6.2 million new shares of common stock in 2001 for employee benefit plans and for acquisitions.

        Dividends.    A summary of dividends declared is as follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Redeemable preferred stock	$3	$3	$3
Common stock	238	223	207

Total dividends declared	$241	$226	$210

        Statutory Capital and Surplus.    Generally, the capital and surplus of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory capital and surplus exceed minimum statutory capital requirements; however, payments of the amounts as dividends may be subject to approval by regulatory authorities. See note 9 for possible tax effects of distributions made out of untaxed earnings.

        Net statutory income (loss) of the insurance subsidiaries is summarized as follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Life insurance	$(61)	$133	$101
Property casualty	60	49	57

        Statutory capital and surplus of the insurance subsidiaries is summarized as follows:

	As of December 31
	2001	2000	1999
	(millions)
Life insurance	$421	$492	$502
Property casualty	484	491	411

        The National Association of Insurance Commissioners revised the Accounting Practices and Procedures Manual in a process referred to as Codification. The revised manual was effective January 1, 2001. The domiciliary states of Aon's major insurance subsidiaries have adopted the provisions of the revised manual. The revised manual changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that Aon's major insurance subsidiaries use to prepare their statutory-basis financial statements. The impact of these changes was to increase Aon's major insurance subsidiaries' statutory capital and surplus by approximately 6% as of January 1, 2001.

12.  EMPLOYEE BENEFITS

        Savings and Profit Sharing Plans.    Aon subsidiaries maintain contributory savings plans for the benefit of United States salaried and commissioned employees. Provisions made for these plans were $43 million, $39 million and $37 million in 2001, 2000 and 1999, respectively.

        Pension and Other Postretirement Benefits.    Aon sponsors defined benefit, pension and postretirement health and welfare plans that provide retirement, medical and life insurance benefits. The postretirement healthcare plans are contributory, with retiree contributions adjusted annually; the life insurance and pension plans are noncontributory.

        U.S. Pension and Other Benefit Plans.    The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2001 and 2000 and a statement of the funded status as of December 31, 2001 and 2000, for both qualified and nonqualified plans. The measurement date for the U.S. plans is November 30.

	Pension 2001	Benefits 2000	Other 2001	Benefits 2000
	(millions)
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at beginning of period	$792	$773	$69	$69
Service cost	33	32	2	2
Interest cost	65	60	5	5
Participant contributions	—	—	6	6
Actuarial loss (gain)	12	2	(1)	(1)
Benefit payments	(49)	(48)	(13)	(12)
Curtailments	(10)	—	—	—
Acquisitions	21	—	—	—
Change in interest rate	97	(27)	5	—

Obligation at end of period	$961	$792	$73	$69

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value at beginning of period	$932	$933	$8	$8
Actual return on plan assets	21	45	—	—
Employer contributions	2	2	13	12
Benefit payments	(49)	(48)	(13)	(12)
Acquisitions	25	—	—	—

Fair value at end of period	$931	$932	$8	$8

FUNDED STATUS
Funded status at end of period	$(30)	$140	$(65)	$(61)
Unrecognized prior-service	(3)	(5)	—	—
Unrecognized loss (gain)	76	(125)	(12)	(17)

Net amount recognized	$43	$10	$(77)	$(78)

Prepaid benefit cost	$93	$50	$—	$—
Accrued benefit liability	(60)	(46)	(77)	(78)
Other comprehensive income	10	6	—	—

Net amount recognized	$43	$10	$(77)	$(78)

        In 2001, plans with a projected benefit obligation (PBO) in excess of the fair value of plan assets were unfunded plans with a PBO of $71 million, and plans with an accumulated benefit obligation (ABO) in excess of the fair value of plan assets were unfunded plans with an ABO of $60 million. In

2000, plans with a PBO in excess of the fair value of plan assets were unfunded plans with a PBO of $55 million, and plans with an ABO in excess of the fair value of plan assets were unfunded plans with an ABO of $46 million.

        In both 2001 and 2000, pension plan assets include 3.7 million shares of common stock issued by Aon on which dividends of $3 million were received in both 2001 and 2000.

        The following table provides the components of net periodic benefit cost (credit) for the plans for the years ended December 31, 2001, 2000 and 1999:

	Pension Benefits
	2001	2000	1999
	(millions)
Service cost	$33	$32	$33
Interest cost	65	60	58
Expected return on plan assets	(104)	(95)	(89)
Amortization of prior-service	(1)	(1)	(1)
Amortization of net gain	(8)	(7)	(5)

Net periodic benefit credit	$(15)	$(11)	$(4)

	Other Benefits
	2001	2000	1999
	(millions)
Service cost	$2	$2	$2
Interest cost	5	5	5
Amortization of prior-service	—	(5)	(5)
Amortization of net gain	(1)	(1)	(1)

Net periodic benefit cost	$6	$1	$1

        The weighted-average assumptions for the measurement period for U.S. benefit obligations are shown in the following table:

	Pension 2001	Benefits 2000	Other 2001	Benefits 2000
Discount rate	7.5%	8.3%	7.5%	8.3%
Expected return on plan assets	10.3	10.3	—	—
Rate of compensation increase	4.0	4.0	4.0	4.0

        Assumptions for Other Postretirement Benefits.    The employer's liability for future plan cost increase is limited in any year to 5% per annum. For measurement purposes in 2001, 2000 and 1999, the annual rate of increase in the per capita cost of covered health care benefits (trend rate) adjusted for actual current year cost experience was assumed to be 12.0%, 7.5% and 7.0%, respectively, decreasing gradually to 5.5% in year 2014 and remaining the same thereafter. However, with the employer funding increase cap limited to 5% per year, net employer trend rates are effectively limited to 5% per year in the future.

        As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic postretirement healthcare benefit cost and on the accumulated postretirement benefit obligation for the measurement period ended in 2001.

        International Pension Plans.    The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2001 and 2000 and a statement of the funded status as of December 31, 2001 and 2000, for material international plans, which are located in the United Kingdom and The Netherlands. The measurement date for these plans is September 30.

	International Pension
	2001	2000
RECONCILIATION OF BENEFIT OBLIGATION
Obligation at beginning of period	$2,036	$2,210
Service cost	51	65
Interest cost	124	123
Participant contributions	4	4
Benefit payments	(69)	(64)
Change in interest rate	(81)	(126)
Foreign exchange translation	(54)	(176)

Obligation at end of period	$2,011	$2,036

RECONCILIATION OF FAIR VALUE OF PLAN ASSETS
Fair value at beginning of period	$2,000	$2,122
Actual return on plan assets	(243)	55
Employer contributions	53	50
Participant contributions	4	4
Benefit payments	(69)	(64)
Foreign exchange translation	(52)	(167)

Fair value at end of period	$1,693	$2,000

FUNDED STATUS
Funded status at end of period	$(318)	$(36)
Unrecognized prior-service	—	1
Unrecognized loss	558	235

Net amount recognized	$240	$200

Prepaid benefit cost	$119	$169
Accrued benefit liability	(144)	(36)
Other comprehensive income	265	67

Net amount recognized	$240	$200

        In 2001, plans with a PBO in excess of the fair value of plan assets had a PBO of $1.9 billion and plan assets with a fair value of $1.5 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.0 billion and plan assets with a fair value of $0.9 billion.

        In 2000, plans with a PBO in excess of the fair value of plan assets had a PBO of $1.2 billion and plan assets with a fair value of $1.1 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $434 million and plan assets with a fair value of $399 million.

        The following table provides the components of net periodic benefit cost for the international plans for the measurement period ended in 2001, 2000 and 1999:

	2001	2000	1999
	(millions)
Service cost	$51	$65	$74
Interest cost	124	123	127
Expected return on plan assets	(182)	(193)	(196)
Amortization of net loss	11	10	8

Net periodic benefit cost	$4	$5	$13

        The weighted-average assumptions for the measurement period for the international pension benefit obligations are shown in the following table:

	2001	2000	1999
Discount rate	6.3 - 7.0%	6.0 - 7.0%	6.0 - 7.0%
Expected return on plan assets	7.0 - 9.5	7.0 - 10.0	7.0 - 10.0
Rate of compensation increase	4.0	4.0 - 4.5	4.0 - 4.5

13.  STOCK COMPENSATION PLANS

        In 2001, Aon stockholders approved the Aon Stock Incentive Plan, which replaced all existing incentive compensation plans, including the Aon Stock Award Plan and the Aon Stock Option Plan. Under the new plan, nonqualified and incentive stock options, stock appreciation rights and stock awards may be granted. The number of shares authorized to be issued under the new plan will be equal to 18% of the number of common shares outstanding of Aon. Initially, 19 million shares have been approved for issuance under the new plan, plus the number of shares which are currently available for awards or which become available under the former plans.

        Stock Awards.    Generally, employees are required to complete three continuous years of service before the award begins to vest in increments until the completion of a 10-year period of continuous employment. In general, most awarded shares are issued as they become vested. In certain circumstances, an employee can elect to defer the receipt of vested shares to a later date. With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards. The compensation cost associated with each award is deferred and amortized over the period of continuous employment using the straight-line method. At December 31, 2001, the number of shares available for award is included with options available for grant.

        Aon common stock awards outstanding consist of the following:

	Years ended December 31
	2001	2000	1999
	(shares in thousands)
Shares outstanding at beginning of year	8,881	9,865	9,321
Granted	258	586	2,056
Vested	(1,488)	(1,216)	(1,159)
Canceled	(227)	(354)	(353)

Shares outstanding at end of year	7,424	8,881	9,865

        Stock Options.    Options to purchase common stock are granted to certain officers and employees of Aon and its subsidiaries at 100% of market value on the date of grant. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a 4-year period of continuous employment. For all grants made prior to an amendment to the former stock option plan in 2000, employees were required to complete three continuous years of service before the options began to vest in increments until the completion of a 6-year period of continuous employment.

        A summary of Aon's stock option activity (including options granted pursuant to the former Aon Stock Award Plan) and related information consists of the following:

	Years ended December 31
	2001		2000		1999
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
Beginning outstanding	16,156	$29	11,223	$31	10,298	$26
Granted	7,647	34	6,812	25	2,417	43
Exercised	(1,751)	18	(1,174)	17	(1,026)	17
Canceled	(754)	32	(705)	33	(466)	28

Ending outstanding	21,298	$32	16,156	$29	11,223	$31

Exercisable at end of year	2,538	$29	2,607	$21	1,833	$17

Options available for grant	14,444		2,368		4,843

        A summary of options outstanding and exercisable is as follows:

	As of December 31, 2001
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	(shares in thousands)
$14.69 - $22.89	1,471	1.0	$20.95	1,022	$20.09
23.41 - 23.94	5,735	8.1	23.93	40	23.69
26.53 - 31.22	2,304	6.1	29.35	734	28.71
31.53 - 32.53	3,804	9.3	32.51	—	—
32.64 - 35.18	2,330	9.4	34.74	4	35.06
35.20 - 43.33	3,803	7.4	39.44	712	41.57
43.44 - 49.29	1,851	7.2	43.57	26	46.26

$14.69 - $49.29	21,298	7.5	$31.50	2,538	$28.96

	As of December 31, 2000
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price
	(shares in thousands)
$14.17 - $15.89	1,704	0.8	$15.40	1,305	$15.25
21.72 - 23.89	1,514	2.3	22.90	656	22.86
23.94 - 23.94	5,894	9.1	23.94	—	—
26.53 - 28.92	1,885	6.1	28.75	534	28.70
29.63 - 42.67	1,228	8.7	33.42	112	35.41
43.33 - 43.33	1,943	7.2	43.33	—	—
43.44 - 49.29	1,988	8.2	43.56	—	—

$14.17 - $49.29	16,156	6.9	$28.97	2,607	$20.79

        Pro Forma Information.    Pro forma information regarding net income and net income per share is required by FASB Statement No. 123 and has been determined as if Aon had accounted for employee stock options and stock awards under the fair value method.

        The pro forma net income and net income per share information is as follows:

	Years ended December 31
	2001	2000	1999
Net income (millions):
As reported	$147	$474	$352
Pro forma	137	458	341
Net income per share:
Basic
As reported	0.54	1.81	1.35
Pro forma	0.51	1.75	1.31
Dilutive
As reported	0.53	1.79	1.33
Pro forma	0.50	1.73	1.29

        The fair value per share of options and awards granted is estimated as $8.66 and $29.78 in 2001, $6.33 and $25.73 in 2000 and $10.87 and $35.02 in 1999, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999
Dividend yield	2.0%	2.0%	2.0%
Expected volatility	28%	27%	21%
Risk-free interest rate	6%	6%	6%
Expected term life beyond vesting date (in years):
Stock options	1.06	0.94	0.87
Stock awards	—	—	—

        The compensation cost as generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in FASB Statement No. 123 has not been applied to options granted prior to January 1995.

Employee Stock Purchase Plans

        United States.    Effective July 1, 1998, Aon adopted an employee stock purchase plan which provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the original plan, shares of Aon's common stock could be purchased at 6-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 6-month period. Effective July 1,2000, the plan was amended by changing the purchase period to 3-month intervals. In 2001, 2000 and 1999, 680,000 shares, 940,000 shares and 720,000 shares, respectively, were issued to employees under the plan. There was no compensation expense associated with this plan.

        United Kingdom.    In 1999, Aon adopted an employee stock purchase plan which provides for the purchase of approximately 720,000 shares of Aon common stock by eligible U.K. employees after a 3-year period and is similar to the U.S. plan described above. No shares were issued under the plan in 2001 or 2000. There was no compensation expense associated with this plan.

14.  FINANCIAL INSTRUMENTS

        Financial Risk Management.    Aon is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity securities prices. To manage the risk related to these exposures, Aon enters into various derivative transactions that have the effect of reducing these risks by creating offsetting market exposures. If Aon did not use derivative contracts, its exposure to market risk would be higher.

        Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses.

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by restricting investments in derivative contracts to a diverse group of highly rated major financial institutions and by using exchange-traded instruments. Aon closely monitors the creditworthiness of and exposure to its counterparties and considers its credit risk to be minimal. At December 31, 2001 and 2000, Aon placed securities relating to these derivative contracts in escrow amounting to $4 million and $1 million, respectively.

        Foreign currency forward contracts (forwards) and interest rate swaps entered into require no up-front premium. Forwards settle at the expiration of the related contract. The net effect of swap payments is settled periodically and reported in income. The premium and commission paid for purchased options, including interest rate caps and floors, and premium received, net of commission paid, for written options represent the cost basis of the position until it expires or is closed. The commission paid for futures contracts represents the cost basis of the position, until it expires or is closed. Exchange-traded futures are valued and settled daily. Unless otherwise noted, derivative instruments are generally reported in other receivables and liabilities in the consolidated statements of financial position.

        Accounting Policy for Derivative Instruments.    Effective October 1, 2000, Aon adopted Statement No. 133. Statement No. 133 requires all derivative instruments to be recognized in the consolidated statements of financial position at fair value. Changes in fair value are recognized immediately in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

        Statement No. 133 identifies three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), a hedge of the variability in cash flows from a recognized asset or liability or forecasted transaction (cash flow hedge) and a hedge of the net investment in a foreign subsidiary.

        In order for a derivative to qualify for hedge accounting, the derivative must be formally documented and designated as a hedge at inception and be consistent with Aon's overall risk management policy. The hedge relationship must be highly effective at inception and on an ongoing basis. For a highly effective hedge, changes in the fair value of the hedging instrument must be expected to substantially offset changes in the fair value of the hedged item. Aon performs frequent analyses to measure hedge effectiveness.

        The change in fair value of a hedging instrument designated and qualified as a fair value hedge and the change in value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. The effective portion of the change in fair value of a hedging instrument designated and qualified as a cash flow hedge is recognized in other comprehensive income (OCI) and subsequently reclassified to income when the hedged item affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a derivative designated and qualified as a hedge of a net investment in a foreign subsidiary, the effective portion of the change in fair value is reported in OCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of a hedge of a net investment in a foreign subsidiary is recognized immediately in earnings.

        Prior to the adoption of Statement No. 133, the ineffective portion of the change in fair value of a hedging instrument designated and qualified as a hedge was not recognized immediately in earnings.

        Foreign Exchange Risk Management.    Certain of Aon's foreign brokerage subsidiaries, primarily in the United Kingdom, receive revenues in currencies that differ from their functional currencies. To reduce the variability of cash flows from these transactions, Aon has entered into foreign exchange forwards and options with settlement dates prior to January 2004. Upon adoption of Statement No. 133, designated and qualified forwards are accounted for as cash flow hedges of forecasted transactions. As of December 31, 2001, a $5 million pretax loss has been deferred to OCI, $4 million of which is expected to impact earnings in 2002. There was no material ineffectiveness recorded.

        Prior to the adoption of Statement No. 133, these transactions did not qualify for hedge accounting and changes in the fair value related to these derivatives were recorded in general expenses in the consolidated statements of income. Certain other forward and option contracts did not meet the hedging requirements of Statement No. 133. Changes in fair value related to these contracts were recorded in general expenses in the consolidated statements of income.

        Aon uses exchange-traded foreign currency futures and options on futures, as well as over-the-counter options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. These derivatives are not afforded hedge accounting as defined by Statement No. 133 and prior accounting guidance. Changes in the fair value of these derivatives are recorded in general expenses in the consolidated statements of income.

        In 2000, Aon entered into a cross currency swap to hedge the foreign currency and interest rate risks associated with a foreign denominated fixed-rate policyholder liability. This swap has been designated as a fair value hedge of the combined exposure. There was no material ineffectiveness related to this hedge.

        Interest Rate Risk Management.    Aon uses futures contracts and purchases options on futures contracts to reduce the price volatility of its fixed-maturity portfolio. Upon adoption of Statement No. 133, derivatives designated and qualified as hedging specific fixed-income securities are accounted for as fair value hedges. There were no designated and qualified hedges at December 31, 2001. Prior to the adoption of Statement No. 133, realized gains and losses on derivatives that qualified as hedges were deferred and reported as an adjustment of the cost basis of the hedged item and are being amortized into earnings over the remaining life of the hedged item.

        In December 2001, Aon issued $250 million of fixed-rate debt securities and entered into an interest rate swap to hedge the fair value of the debt. The swap qualifies as a fair value hedge and there was no ineffectiveness recorded. Prior to the adoption of Statement No. 133, Aon purchased futures contracts to hedge the fair value of its fixed-rate notes from changes in interest rates. Aon deferred the gains from the termination of the contracts and is amortizing these gains over the remaining life of the fixed-rate notes.

        Aon issued fixed-rate notes in May 2000. Aon purchased options on interest rate swaps to hedge against the change in interest rates prior to the issuance. These options qualified as a hedge of an anticipated transaction under prior accounting guidance and related gains were deferred and are being amortized as an offset to interest expense over the remaining life of the notes. Upon the adoption of Statement No. 133, pretax deferred gains of $5 million were reclassified to OCI. At December 31, 2001, $4 million remains in OCI, $1 million of which is expected to offset interest expense in 2002.

        Aon enters into interest rate swap and floor agreements and uses exchange-traded futures and options to limit its net exposure to short-term interest rates, primarily relating to brokerage fiduciary funds in the U.S. and U.K. Aon also sells exchange-traded futures to limit its exposure to increasing long-term interest rates. Since the adoption of Statement No. 133, there were no designated and qualified cash flow hedges of these exposures. Changes in fair value related to these contracts were recorded in investment income in the consolidated statements of income. Under prior accounting guidance, realized gains and losses were deferred and recognized in earnings as the hedged item affected earnings.

        Aon uses interest rate swaps and caps to limit its exposure to changes in interest rates related to interest rate guarantees provided by a subsidiary of Aon to certain unaffiliated entities. Under prior accounting guidance, these derivatives qualified for hedge accounting treatment, and realized gains and losses were deferred and recognized in earnings as the hedged item affected earnings. In August 2000, these guarantees were replaced with new offsetting interest rate swaps between Aon and an unaffiliated entity, with Aon essentially retaining the same exposure. Following the replacement of the original hedged item, hedge accounting was terminated and previously deferred realized gains and losses as well as previously unrecognized changes in fair value were recognized in earnings. The termination of this hedging relationship did not have a material effect on pretax earnings. The adoption of Statement No. 133 did not affect the accounting for these derivative instruments.

        Equity Price Risk Management.    Aon sells futures contracts and purchases options to reduce the price volatility of its equity securities portfolio and equity securities it owns indirectly through limited partnership investments. Since the adoption of Statement No. 133, there were no designated and qualified hedges of this exposure. Prior to the adoption of Statement No. 133, realized gains and losses on derivatives that qualified as hedges were deferred and reported as an adjustment of the cost basis of the hedged item and are being amortized into earnings over the remaining life of the hedged item. Realized gains and losses on derivatives that did not qualify for hedge accounting treatment were recognized immediately in investment income in the consolidated statements of income.

        Other Financial Instruments.    Aon has certain investment commitments to provide capital and fixed-rate loans, as well as certain forward contract purchase commitments. The investment commitments, which would be collateralized by related properties of the underlying investments, involve varying elements of credit and market risk. Investment commitments outstanding at December 31, 2001 and 2000 totaled $136 million and $184 million, respectively.

        An Aon subsidiary issues fixed- and floating-rate Guaranteed Investment Contracts (GICS) and floating-rate funding agreements and invests the proceeds primarily in the U.S. fixed income markets. The assets backing the GICS are subject to varying elements of credit and market risk.

        Unconsolidated Special Purpose Entities (SPES) Excluding PEPS I.    Certain of Aon's subsidiaries make loans to businesses for the financing of insurance premiums and then securitize the finance receivables through securitization transactions that meet the criteria for sale accounting in accordance with FASB Statement No. 140. These premium financing securitizations are accomplished through the use of special purpose entities which are considered qualifying SPEs ("QSPEs") pursuant to FASB Statement No. 140, and commercial paper bank conduits (multi-seller non-qualified SPEs). Aon has determined that each of the QSPEs meets the requirements of FASB Statement No. 140, paragraph 35 because (i) each QSPE is demonstrably distinct from Aon and any of its subsidiaries, (ii) each QSPE's permitted activities are significantly limited and entirely specified in the documents that established the QSPE and may be significantly changed only with the approval of the holders of at least a majority of the beneficial interests issued by the QSPE, and (iii) each QSPE's only assets are financial assets transferred to it that are passive in nature and the QSPE's ability to sell or otherwise dispose of transferred assets is consistent with the conditions specified in FASB Statement No. 140 and EITF Topic D-66. FASB Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        Premium financing securitizations performed by Aon's Canadian and Australian subsidiaries utilize multi-seller non-qualified SPEs. Based on an analysis of the qualitative and quantitative factors (purpose, name, nature, ability to control, continuing involvement, placement of debt obligations, residual economics and fee arrangements) of the SPEs, Aon has determined that it is not the sponsor of the SPEs. Additionally, independent third parties (i) have made substantial equity investments in the SPEs, (ii) have voting control of the SPEs and (iii) generally have the risks and rewards of ownership of the assets of the SPEs. Based on these factors, Aon has determined non-consolidation to be the appropriate accounting treatment in accordance with current accounting guidance.

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

        As of December 31, 2001 and 2000, the maximum commitment contained in these agreements were $1.4 billion and $1.1 billion, respectively, and the maximum credit risk under recourse provisions was approximately $82 million and $60 million, respectively, which represents the extent of the limited recourse. As of December 31, 2001 and 2000, the amount of financing outstanding was $1.3 billion and $1.1 billion, respectively.

        Aon is also a general partner in a limited partnership ("LP") that purchased automobile installment contracts from automobile dealers and subsequently securitized these contracts through securitization transactions in accordance with the requirements of FASB Statement No. 140. Effective April 1, 2001, the LP ceased purchasing and securitizing new automobile installment contracts. Aon continues to service the LP's existing portfolio. Aon uses the equity method of accounting to record its share of the net income or loss of the LP. As of December 31, 2001 and 2000, the amount of financing outstanding in this LP was $1 billion and $1.7 billion, respectively, with $143 million and $137 million, respectively, subject to limited recourse to Aon. As of December 31, 2001 and 2000, the maximum commitment contained in the LP's agreements were $1 billion and $1.8 billion, respectively. The amounts for the LP have been included in Aon's disclosure because Aon has guaranteed a portion of the LP's maximum recourse obligations.

        Fair Value of Financial Instruments.    Accounting standards require the disclosure of fair values for certain financial instruments. The fair value disclosures are not intended to encompass the majority of policy liabilities, various other non-financial instruments or other intangible assets related to Aon's business. Accordingly, care should be exercised in deriving conclusions about Aon's business or financial condition based on the fair value disclosures. The carrying value and fair value of certain of Aon's financial instruments are as follows:

	As of December 31
	2001		2000
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Assets:
Fixed maturities and equity securities	$2,531	$2,531	$2,829	$2,829
Other investments	640	639	865	863
Cash, receivables and short-term investments*	11,264	11,264	11,632	11,632
Derivatives	46	46	44	44
Liabilities:
Investment type insurance contracts	813	782	1,069	1,040
Short-term borrowings, premium payables and general expenses	10,260	10,260	10,140	10,140
Notes payable	1,694	1,750	1,798	1,818
Capital securities	800	782	800	770
Derivatives	55	55	46	46

*
Excludes derivatives.

15.  CONTINGENCIES

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

        Except for an action filed to compel Aon to produce documents, which has been settled, the Allianz lawsuit is the only lawsuit or arbitration relating to Unicover in which any Aon-related entity is a party. In 1999, Aon charged general expenses for $72 million in the Insurance Brokerage and Other Services segment covering a variety of disputes, including allegations of errors and omissions, Unicover, and disputes with former employees.

        Certain United Kingdom subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. In 1999, Aon charged general expenses for $121 million in the Consulting segment to provide for these payments. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, general level of pricing in the equity markets, the interest rate established quarterly for calculating compensation and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims. These variable factors are ones that the U.K. Financial Services Authority, the current governing body in the U.K., has used as a basis in the past for establishing the calculation tables to determine redress or compensatory amounts. Because the Company is unable to predict if, or how, regulators may change these tables or if, or how, they may apply future regulatory guidance to previous claims, the Company has been, and will continue to be, unable to determine a range or estimate or additional possible exposure.

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

16.  SEGMENT INFORMATION

        Aon classifies its businesses into three operating segments: Insurance Brokerage and Other Services, Consulting, and Insurance Underwriting. A fourth non-operating segment, Corporate and Other, when aggregated with the operating segments, totals to the amounts in the accompanying consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax. There are no material inter-segment amounts to be eliminated. Long-lived assets and related depreciation and amortization are not material.

Consolidated Revenue By Geographic Area Follows:

	Total	United States	United Kingdom	Continent of Europe	Rest of World
	(millions)
Revenue for the years ended December 31:
2001	$7,676	$4,463	$1,390	$938	$885
2000	7,375	4,350	1,363	833	829
1999	7,070	4,131	1,352	841	746

        The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. Aon's retail brokerage area provides a broad spectrum of advisory and outsourcing services including risk identification and assessment, alternative risk financing, safety engineering, loss management and program administration for clients. This area also designs, places and implements customized insurance solutions. Aon's reinsurance brokerage activities offer sophisticated advisory services in program design that enhance the risk/return characteristics of insurance policy portfolios and improve capital utilization, along with the evaluation of catastrophic loss exposures. Aon also actively participates in placement and captive management services, designing tax-efficient programs that enable clients to manage certain risks that would be cost prohibitive or unavailable in the traditional insurance markets. Aon offers claims administration and loss cost management services to insurance companies, firms with self-insurance programs, agents and brokers.

        The wholesale operations, serving thousands of independent insurance brokers and agents nationwide, provide brokering expertise and underwriting solutions, and custom-designed products and services in several specialty areas, including entertainment, public entities, directors' and officers' and professional liability, workers' compensation, media, financial institutions, marine, aviation, construction, healthcare and energy.

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. The operations of this segment provide a full range of human capital management services. These services are delivered predominantly to corporate clientele utilizing five major practices: employee benefits, compensation, management consulting, outsourcing and communications.

        The Insurance Underwriting segment provides supplemental accident and health and life insurance coverage through several distribution networks, most of which are directly owned by Aon's subsidiaries, and extended warranty and casualty insurance products.

Operating Segment Revenue By Product Follows:

	Total Operating	Retail	Reinsurance, Wholesale, Claims and Other Services	Consulting	Accident, Health and Life	Extended Warranty and Casualty
	(millions)
Revenue for the years ended December 31:
2001	$7,847	$3,009	$1,650	$938	$1,507	$743
2000	7,304	2,947	1,420	770	1,424	743
1999	6,906	2,831	1,313	656	1,338	768

Selected Information Reflecting Aon's Operating Segments Follows:

	Years ended December 31
	Insurance Brokerage and Other Services(1)			Consulting(2)			Insurance Underwriting(3)
	2001	2000	1999	2001	2000	1999	2001	2000	1999
	(millions)
Revenue by geographic area:
United States	$2,425	$2,277	$2,146	$628	$486	$405	$1,615	$1,545	$1,457
United Kingdom	918	889	830	157	151	147	302	308	349
Continent of Europe	733	654	680	77	67	44	125	111	115
Rest of World	583	547	488	76	66	60	208	203	185

Total revenues	4,659	4,367	4,144	938	770	656	2,250	2,167	2,106
General expenses(4)	4,074	3,640	3,613	810	661	695	854	830	843
Benefits to policyholders	—	—	—	—	—	—	1,111	1,037	973
Amortization of intangible assets	38	37	38	2	3	3	—	—	—
Unusual charges—World Trade Center	23	—	—	—	—	—	135	—	—

Total expenses	4,135	3,677	3,651	812	664	698	2,100	1,867	1,816

Income (loss) before income tax	$524	$690	$493	$126	$106	$(42)	$150	$300	$290

Identifiable assets at December 31	$10,393	$10,035	$9,467	$232	$232	$248	$5,526	$5,594	$5,640

(1)
General expenses include one time items of $187 million, $76 million and $191 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(2)
General expenses include one time items of $7 million, $3 million and $122 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(3)
General expenses include one time items of $24 million and $3 million for the years ended December 31, 2001 and 2000, respectively.

(4)
Insurance underwriting general expenses include amortization of deferred acquisition costs of $217 million, $215 million and $247 million for the years ended December 31, 2001, 2000 and 1999, respectively.

        Corporate and Other segment revenue consists primarily of valuation changes of investments in limited partnerships and certain other investments (which include non-income producing equities), and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other segment general expenses include administrative and certain information technology costs.

Selected Information Reflecting Aon's Corporate and Other Segment Follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Revenue	$(171)	$71	$164

General expenses	75	59	63
Interest expense	127	140	105
Amortization of goodwill	118	114	102

Total expenses	320	313	270

Loss before income tax	$(491)	$(242)	$(106)

Identifiable assets at December 31(1)	$6,179	$6,390	$5,777

(1)
Limited partnerships were $42 million, $602 million and $465 million as of December 31, 2001, 2000 and 1999, respectively.

Selected Information Reflecting Aon's Investment Income Follows:

	Years ended December 31
	2001	2000	1999
	(millions)
Insurance brokerage and other services (primarily short-term investments)	$156	$186	$159
Consulting (primarily short-term investments)	5	6	3
Insurance underwriting (primarily fixed maturities)	223	245	251
Corporate and other (primarily limited partnerships and equity investments)	(171)	71	164

Total investment income	$213	$508	$577

QUARTERLY FINANCIAL DATA

	1Q	2Q	3Q	4Q	2001
				(Restated)	(Restated)
	(millions except common stock and per share data)
INCOME STATEMENT DATA
Brokerage commissions and fees	$1,281	$1,347	$1,297	$1,511	$5,436
Premiums and other	508	492	510	517	2,027
Investment income	22	78	105	8	213

Total revenue	$1,811	$1,917	$1,912	$2,036	$7,676

Net income(1)	$19	$29	$72	$27	$147

DILUTIVE PER SHARE DATA(1)	$0.07	$0.11	$0.26	$0.10	$0.53

BASIC NET INCOME PER SHARE	$0.07	$0.11	$0.26	$0.10	$0.54

COMMON STOCK DATA
Dividends paid per share	$0.22	0.225	0.225	0.225	$0.895
Stockholders' equity per share	12.84	13.02	13.47	12.82	12.82
Price range	38.18-30.81	36.50-29.75	42-33.26	44.80-32.50	44.80-29.75
Shares outstanding (in millions)	261.9	266.5	269.2	270.2	270.2
Average monthly trading volume (in millions)	17.6	21.4	20.4	24.4	21.0

(1)
Includes expenses net of tax of $44 million ($0.16 per dilutive share) and $89 million ($0.33 per dilutive share) in the first and second quarter for the business transformation plan and unusual charges—World Trade Center of $32 million ($0.12 per dilutive share) and $65 million ($0.23 per dilutive share) in the third and fourth quarter, respectively.

	1Q(2)	2Q(2)	3Q(2)	4Q	2000
	(millions except common stock and per share data)
INCOME STATEMENT DATA
Brokerage commissions and fees	$1,205	$1,203	$1,176	$1,362	$4,946
Premiums and other	468	491	476	486	1,921
Investment income	137	125	133	113	508

Total revenue	$1,810	$1,819	$1,785	$1,961	$7,375

Income before accounting change(1)	$123	$129	$139	$90	$481
Cumulative effect of change in accounting principle(2)	(7)	—	—	—	(7)

Net income	$116	$129	$139	$90	$474

DILUTIVE PER SHARE DATA
Income before accounting change(1)	$0.47	$0.49	$0.53	$0.33	$1.82
Cumulative effect of change in accounting principle(2)	(0.03)	—	—	—	(0.03)

Net income	$0.44	$0.49	$0.53	$0.33	$1.79

BASIC NET INCOME PER SHARE	$0.44	$0.50	$0.53	$0.34	$1.81

COMMON STOCK DATA
Dividends paid per share	$0.21	$0.22	$0.22	$0.22	$0.87
Stockholders' equity per share	12.05	12.08	12.40	13.02	13.02
Price range	423/4-20 11/16	3615/16-24 7/16	42-29	425/16-28 1/8	423/4-20 11/16
Shares outstanding (in millions)	255.9	255.0	256.1	260.3	260.3
Average monthly trading volume (in millions)	29.8	15.4	16.9	32.3	23.6

(1)
Includes expenses net of tax of $50 million ($0.19 per dilutive share) in the fourth quarter for the business transformation plan.

(2)
Adoption of SEC Staff Accounting Bulletin 101, effective January 1, 2000, net of tax. Except for the cumulative adjustment, the impact of the change in accounting principle was not material to any quarter.

SCHEDULE I

Aon Corporation
(PARENT COMPANY)

CONDENSED STATEMENTS OF FINANCIAL POSITION

	As of December 31
	2001	2000
	(Restated)
	(millions)
ASSETS
Investments in subsidiaries	$6,552	$6,127
Other investments	20	—
Notes receivable—subsidiaries	58	515
Cash and cash equivalents	4	1
Other assets	39	111

TOTAL ASSETS	$6,673	$6,754

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings	$254	$853
6.3% long-term debt securities	100	100
7.4% long-term debt securities	100	100
8.65% long-term debt securities	250	250
6.9% long-term debt securities	250	250
6.7% long-term debt securities	150	150
6.2% long-term debt securities	250	—
Floating rate long-term debt securities	150	—
Subordinated debt	800	800
Notes payable—subsidiaries	595	571
Notes payable—other	70	70
Accrued expenses and other liabilities	189	172

TOTAL LIABILITIES	3,158	3,316

Redeemable Preferred Stock	50	50
STOCKHOLDERS' EQUITY
Common stock	293	264
Paid-in additional capital	1,654	706
Accumulated other comprehensive loss	(535)	(377)
Retained earnings	3,021	3,127
Less treasury stock at cost	(786)	(118)
Less deferred compensation	(182)	(214)

TOTAL STOCKHOLDERS' EQUITY	3,465	3,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,673	$6,754

See notes to condensed financial statements.

Aon Corporation
(PARENT COMPANY)

CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
	2001	2000	1999
	(Restated)
	(millions)
REVENUE
Dividends from subsidiaries	$333	$379	$467
Other investment income	1	9	20

TOTAL REVENUE	334	388	487

EXPENSES
Operating and administrative	14	22	13
Interest—subsidiaries	93	103	96
Interest—other	107	122	85

TOTAL EXPENSES	214	247	194

INCOME BEFORE INCOME TAXES AND EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	120	141	293
Income tax benefit	85	95	70

	205	236	363
EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(58)	238	(11)

NET INCOME	$147	$474	$352

See notes to condensed financial statements

Aon Corporation
(PARENT COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2001	2000	1999
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES	$170	$137	$287
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in subsidiaries	(24)	(124)	(363)
Other investments	(20)	—	—
Notes receivables from subsidiaries	60	(40)	(208)

CASH PROVIDED (USED) BY INVESTING ACTIVITIES	16	(164)	(571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury stock transactions—net	49	(59)	(66)
Issuance (repayment) of short-term borrowings—net	(599)	30	387
Issuance of notes payable and long-term debt	608	266	284
Repayment of long-term debt	—	—	(100)
Cash dividends to stockholders	(241)	(226)	(210)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(183)	11	295

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(16)	11
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1	17	6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4	$1	$17

See notes to condensed financial statements

Aon Corporation
(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
See notes to consolidated financial statements included in Item 14(a).

(2)
Generally, the net assets of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory net assets exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $95 million may be subject to approval by regulatory authorities.

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

(5)
During 2001, Aon Corporation (Parent Company) reclassified $520 million of notes receivable—subsidiaries to investments in subsidiaries related to its shared services operations.

SCHEDULE II

AON CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2001, 2000 and 1999

		Additions
Description	Balance at Beginning of Year	Charged to Cost and Expenses	Charged/ (Credited) to Other Accounts	Deductions(1)	Balance at End of Year
	(millions)
YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts(2) (deducted from insurance brokerage and consulting receivables)	$88	$30	$(2)	$(23)	$93
Allowance for doubtful accounts (deducted from premiums and other)	4	90	—	—	94
YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts(2) (deducted from insurance brokerage and consulting receivables)	$88	$19	$(2)	$(17)	$88
Allowance for doubtful accounts (deducted from premiums and other)	6	—	—	(2)	4
YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts(2) (deducted from insurance brokerage and consulting receivables)	93	12	(3)	(14)	88
Allowance for doubtful accounts (deducted from premiums and other)	6	1	—	(1)	6

(1)
Amounts deemed to be uncollectible.

(2)
Amounts shown in additions charged/(credited) to other accounts primarily represent reserves related to acquired business and foreign exchange.

SCHEDULE II.1

AON CORPORATION AND SUBSIDIARIES

CONSOLIDATED SUMMARY OF INVESTMENTS—
OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2001

	Amortized Cost or Cost		Fair Value	Amount Shown in Statement of Financial Position
	(millions)
FIXED MATURITIES—AVAILABLE FOR SALE:
U.S. government and agencies	$355		$361	$361
States and political subdivisions	3		3	3
Debt securities of foreign governments not classified as loans	515		521	521
Corporate securities	1,169		1,131	1,131
Public utilities	74		72	72
Mortgage-backed securities	42		42	42
Other fixed maturities	19		19	19

TOTAL FIXED MATURITIES	2,177		2,149	2,149

EQUITY SECURITIES—AVAILABLE FOR SALE:
Common stocks:
Banks, trusts and insurance companies	79		68	68
Industrial, miscellaneous and all other	60		53	53
Non-redeemable preferred stocks	286		261	261

TOTAL EQUITY SECURITIES	425		382	382

Mortgage loans on real estate	3	*		3	*
Policy loans	51	*		51	*
Other long-term investments	583	*		586	*
Short-term investments	2,975			2,975

TOTAL INVESTMENTS	$6,214			$6,146

*
These investment categories are combined and are shown as other investments in the Consolidated Statements of Financial Position

SCHEDULE II.2

AON CORPORATION AND SUBSIDIARIES

REINSURANCE

	Year Ended December 31, 2001
	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(millions)
LIFE INSURANCE IN FORCE	$20,265	$13,660	$11,189	$17,794	63%

PREMIUMS
Life Insurance	$198	$110	$76	$164	46%
A&H Insurance	1,293	329	222	1,186	19%
Specialty Property & Casualty	1,061	482	93	672	14%

TOTAL PREMIUMS	$2,552	$921	$391	$2,022	19%

	Year Ended December 31, 2000
	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(millions)
LIFE INSURANCE IN FORCE	$18,803	$9,442	$9,367	$18,728	50%

PREMIUMS
Life Insurance	$198	$156	$102	$144	71%
A&H Insurance	1,209	309	189	1,089	17%
Specialty Property & Casualty	965	380	88	673	13%

TOTAL PREMIUMS	$2,372	$845	$379	$1,906	20%

	Year Ended December 31, 1999
	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	(millions)
LIFE INSURANCE IN FORCE	$14,444	$10,023	$3,050	$7,471	41%

PREMIUMS
Life Insurance	$227	$93	$2	$136	1%
A&H Insurance	1,167	257	91	1,001	9%
Specialty Property & Casualty	860	274	85	671	13%

TOTAL PREMIUMS	$2,254	$624	$178	$1,808	10%

SCHEDULE II.3

AON CORPORATION AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Unearned Premiums and Other Policyholders' Funds(3)	Premium Revenue	Net Investment Income(1)
	(millions)
YEAR ENDED DECEMBER 31, 2001
Insurance brokerage and other services	$—	$—	$—	$—	$156
Consulting	—	—	—	—	5
Insurance underwriting	704	1,963	3,027	2,022	223
Corporate and other	—	—	—	—	(171)

TOTAL	$704	$1,963	$3,027	$2,022	$213

YEAR ENDED DECEMBER 31, 2000
Insurance brokerage and other services	$—	$—	$—	$—	$186
Consulting	—	—	—	—	6
Insurance underwriting	656	1,855	3,122	1,906	245
Corporate and other	—	—	—	—	71

TOTAL	$656	$1,855	$3,122	$1,906	$508

YEAR ENDED DECEMBER 31, 1999
Insurance brokerage and other services	$—	$—	$—	$—	$159
Consulting	—	—	—	—	3
Insurance underwriting	636	1,769	3,337	1,808	251
Corporate and other	—	—	—	—	164

TOTAL	$636	$1,769	$3,337	$1,808	$577

(1)
The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances. Results include income (loss) on disposals of investments.

(2)
Net of reinsurance ceded.

(3)
2000 and 1999 were reclassified to conform with the 2001 presentation.

	Commissions, Fees and Other	Benefits Claims, Losses and Settlement Enpenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses	Premiums Written(2)
	(millions)
YEAR ENDED DECEMBER 31, 2001
Insurance brokerage and other services	$4,503	$—	$—	$4,135	$—
Consulting	933	—	—	812	—
Insurance underwriting	5	1,111	217	772	1,966
Corporate and other	—	—	—	320	—

TOTAL	$5,441	$1,111	$217	$6,039	$1,966

YEAR ENDED DECEMBER 31, 2000
Insurance brokerage and other services	$4,181	$—	$—	$3,677	$—
Consulting	764	—	—	664	—
Insurance underwriting	16	1,037	215	615	1,887
Corporate and other	—	—	—	313	—

TOTAL	$4,961	$1,037	$215	$5,269	$1,887

YEAR ENDED DECEMBER 31, 1999
Insurance brokerage and other services	$3,985	$—	$—	$3,651	$—
Consulting	653	—	—	698	—
Insurance underwriting	47	973	247	596	1,787
Corporate and other	—	—	—	270	—

TOTAL	$4,685	$973	$247	$5,215	$1,787

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) AND (2).    The following documents have been included in Part II, Item 8

Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Financial Position—As of December 31, 2001 and 2000
Consolidated Statements of Income—Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows—Years Ended December 31, 2001, 2000 and 1999
Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements
Quarterly Financial Data

        Financial statement schedules of the Registrant and consolidated subsidiaries filed herewith:

Consolidated Financial Statement Schedules—

Schedule
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

(A)(3).    EXHIBITS

  (a)
  Second Restated Certificate of Incorporation of the Registrant—incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

  (b)
  Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation—incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 Form 10Q").

  (c)
  Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation—incorporated by reference to Exhibit 3 to the Registrant's current Form 8-K, dated May 9, 2000.

  (d)
  Amended Bylaws of the Registrant—incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").

  (e)
  Indenture dated September 15, 1992 between the Registrant and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee—incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 23, 1992.

  (f)
  Resolutions establishing terms of 7.40% Notes Due 2002—incorporated by reference to Exhibits 4(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1992 (the "1992 Form 10-K").

  (g)
  Resolutions establishing the terms of 6.70% Notes Due 2003 and 6.30% Notes Due 2004—incorporated by reference to Exhibits 4(c) and 4(d) of the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").

  (h)
  Resolutions establishing the terms of the 6.90% Notes Due 2004—incorporated by reference to Exhibit 4(e) of the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

  (i)
  Resolutions establishing the terms of the 8.65% Notes due 2005— incorporated by reference to Exhibit 4(f) of the 2000 Form 10-K.

  (j)
  Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as trustee—incorporated by reference to Exhibit 4.1 of the Registrant's Amendment No. 1 to Registration Statement on Form S-4 No. 333-21237 dated March 27, 1997 (the "Capital Securities Registration").

  (k)
  First Supplemental Indenture dated as of January 13, 1997 between the Registrant and the Bank of New York, as trustee—incorporated by reference to Exhibit 4.2 of the Capital Securities Registration.

  (l)
  Certificate of Trust of Aon Capital A—incorporated by reference to Exhibit 4.3 of the Capital Securities Registration.

  (m)
  Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities—incorporated by reference to Exhibit 4.5 of the Capital Securities Registration.

  (n)
  Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and the Bank of New York, as guarantee trustee—incorporated by reference to Exhibit 4.8 of the Capital Securities Registration.

  (o)
  Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.10 of the Capital Securities Registration.

  (p)
  Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.11 of the Capital Securities Registration.

  (q)
  Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.12 of the Capital Securities Registration.

  (r)
  Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock—incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.

  (s)
  Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc.—incorporated by reference to Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.

  (t)
  Registration rights agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick G. Ryan and Andrew J. McKenna)—incorporated by reference to Exhibit (f) to the 1982 Form 10-K.

  (u)
  Aon Corporation Outside Director Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates.

  (v)
  Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin—incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

  (w)
  Statement regarding Computation of Ratio of Earnings to Fixed Charges.

  (x)
  Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

  (y)
  Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan—incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

  (z)
  List of Subsidiaries of the Registrant.

  (aa)
  Consent of Ernst & Young LLP to the incorporation by reference of its report included in Aon's Annual Report on Form 10K/A into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037, 333-21237, 333-50607, 333-55773, 333-78723, 333-49300, 333-57706, 333-65624 and 333-74364.

  (ab)
  Certification of CEO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  (ac)
  Certification of CFO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

  (ad)
  Executive Compensation Plans and Arrangements:

  (A)
  Aon Stock Award Plan (as amended and restated through February 2000)—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended June 30, 2000 (the "Second Quarter 2000 Form 10-Q").

  (B)
  Aon Stock Option Plan (as amended and restated through 1997)—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").

  (C)
  First Amendment to the Aon Stock Option Plan as amended and restated through 1997—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q").

  (D)
  Aon Stock Award Plan (as amended and restated through 1997)—incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.

  (E)
  First Amendment to the Aon Stock Award Plan as Amended and Restated Through 1997—incorporated by reference to Exhibit 10(b) to the First Quarter 1999 Form 10-Q.

  (F)
  Aon Corporation 1995 Senior Officer Incentive Compensation Plan incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and

      Exchange Commission on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").

    (G)
    Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan—incorporated by reference to Exhibit 10(q) of the 1995 Form 10-K.

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

    (J)
    Aon Severance Plan—incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report to the Securities and Exchange Commission and Form 10-Q for the quarter ended June 30, 1997.

  (ae)
  Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc.—incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10- Q for the period ended June 30, 1992.

  (af)
  Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995—incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.

  (ag)
  Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995—incorporated by reference to Exhibit 10(t) of the 1995 Form 10-K.

  (ah)
  Agreement and Plan of Merger among the Registrant; Subsidiary Corporation, Inc. ("Purchaser"); and Alexander & Alexander Services Inc. ("A&A") dated as of December 11, 1996—incorporated by reference to Exhibit (c)(1) of the Registrant's Tender Offer Statement on Schedule 14D-1 filed by the Registrant with the Securities and Exchange Commission ("SEC") on December 16, 1996 (the "Schedule 14D-1").

  (ai)
  First Amendment to Agreement and Plan of Merger, dated as of January 7, 1997, among the Registrant, Purchaser and A&A—incorporated by reference to Exhibit (c)(3) to the Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.

  (aj)
  Agreement and Plan of Merger dated July 16, 2001 among Aon Corporation, Ryan Holding Corporation of Illinois, Ryan Enterprises Corporation of Illinois, Holdco #1, Inc., Holdco #2, Inc., Patrick G. Ryan, Shirley W. Ryan and the stockholders of Ryan Holding Corporation of Illinois and of Ryan Enterprises Corporation of Illinois set forth on the signature pages thereto—incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended June 30, 2001 (the "Second Quarter 2001 Form 10-Q").

  (ak)
  Stock Restriction Agreement dated July 16, 2001 among Aon Corporation, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000—incorporated by reference to Exhibit 10.2 to the Second Quarter 2001 Form 10-Q.

  (al)
  Escrow Agreement dated July 16, 2001 among Aon Corporation, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as escrow agent—incorporated by reference to Exhibit 10.3 to the Second Quarter 2001 Form 10-Q.

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

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON THE 27TH DAY OF SEPTEMBER, 2002.

Aon Corporation
By:	/s/ PATRICK G. RYAN Patrick G. Ryan, Chairman and Chief Executive Officer

CERTIFICATIONS

I, Patrick G. Ryan, the Chief Executive Officer of Aon Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of Aon Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ PATRICK G. RYAN Patrick G. Ryan Chief Executive Officer

I, Harvey N. Medvin, the Chief Financial Officer of Aon Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of Aon Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 27, 2002

/s/ HARVEY N. MEDVIN Harvey N. Medvin Chief Financial Officer

Cross Reference Sheet, Pursuant
to General Instruction G(4)

Item in Form 10-K		Incorporated by Reference to
Part III
Item 10.	Directors and Executive Officers of the Registrant	Proxy Statement For Annual Meeting of Stockholders on April 19, 2002 of the Registrant ("Proxy Statement") pages 3, 6, 7, 10 and 11.
Item 11.	Executive Compensation	Proxy Statement pages 14 through 17.
Item 12.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 2, 8 and 9.
Item 13.	Certain Relationships and Related Transaction	Proxy Statement pages 21 and 22 ("Transactions With Management").

EXHIBIT INDEX

Exhibit Number Regulation S-K, Item 601			Page Number of Sequentially Numbered Copy
(3)	Articles of incorporation and bylaws:
	(a)	Second Restated Certificate of Incorporation of the Registrant—incorporated by reference to Exhibit 3(a) to the 1991 Form 10-K.
	(b)	Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation—incorporated by reference to Exhibit 3 to the First Quarter 1994 Form 10-Q.
	(c)	Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation—incorporated by reference to Exhibit 3 to the Registrant's current Form 8-K, dated May 9, 2000.
(d)
Amended Bylaws of the Registrant—incorporated by reference to Exhibit 3(d) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K").
	(e)	Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock—incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.
(4)	Instruments defining the rights of security holders, including indentures:
(a)
Indenture dated September 15, 1992 between the Registrant and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee—incorporated by reference to Exhibit 4(a) of the Registrant's Current Report on Form 8-K dated September 23, 1992.
	(b)	Resolutions establishing terms of 7.40% Notes Due 2002—incorporated by reference to Exhibit 4(d) to the 1992 Form 10-K.
	(c)	Resolutions establishing the terms of 6.70% Notes Due 2003—incorporated by reference to Exhibit 4(c) to the 1993 Form 10-K.
	(d)	Resolutions establishing the terms of 6.30% Notes Due 2004—incorporated by reference to Exhibit 4(d) to the 1993 Form 10-K.
	(e)	Resolutions establishing the terms of 6.90% Notes due 2004—incorporated by reference to Exhibit 4(e) to the 1999 Form 10-K.
	(f)	Resolutions establishing the terms of 8.65% Notes due 2005—incorporated by reference to Exhibits 4(f) to the 2000 Form 10-K.
	(g)	Indenture dated December 13, 2001, between the Registrant and the Bank of New York as Trustee (Floating Rate Notes due 2003).*
	(h)	Indenture dated December 13, 2001, between the Registrant and the Bank of New York as Trustee (6.2% Notes due 2007).*

(i)
Indenture dated December 31, 2001 between Private Equity Partnerships Structure I, LLC, as issuer and the Bank of New York as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent.*
(j)
Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as trustee—incorporated by reference to Exhibit 4.1 of the Registrant's Amendment No. 1 to Registration Statement on Form S-4 No. 333-21237 dated March 27, 1997 (the "Capital Securities Registration").
	(k)	First Supplemental Indenture dated as of January 13, 1997 between the Registrant and the Bank of New York, as trustee—incorporated by reference to Exhibit 4.2 of the Capital Securities Registration.
	(l)	Certificate of Trust of Aon Capital A—incorporated by reference to Exhibit 4.3 of the Capital Securities Registration.
(m)
Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities—incorporated by reference to Exhibit 4.5 of the Capital Securities Registration.
(n)
Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and the Bank of New York, as guarantee trustee—incorporated by reference to Exhibit 4.8 of the Capital Securities Registration.
(o)
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.10 of the Capital Securities Registration.
(p)
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.11 of the Capital Securities Registration.
(q)
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A and Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.12 of the Capital Securities Registration.
(10)	Material Contracts:
(a)
Aon Stock Option Plan (as amended and restated through February 2000)—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter June 30, 2000 (the "Second Quarter 2000 Form 10-Q").

(b)
Aon Stock Option Plan (as amended and restated through 1997)—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").
(c)
First Amendment to the Aon Stock Option Plan as Amended and Restated Through 1997—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q").
(d)
Registration Rights Agreement by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (Including Patrick G. Ryan and Andrew J. McKenna)—incorporated by reference to Exhibit (f) to the 1982 Form 10-K.
(e)	Aon Corporation Outside Director Deferred Compensation Agreement by and among Registrant and Registrant's directors who are not salaried employees of Registrant or Registrant's affiliates.
(f)	Aon Stock Award Plan (as amended and restated through 1997)—incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.
(g)	First Amendment to the Aon Stock Award Plan as Amended and Restated Through 1997—incorporated by reference to exhibit 10(b) to the First Quarter 1999 Form 10-Q.
(h)
Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin—incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.
(i)	Registration Rights Agreement dated November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc.—incorporated by reference to Exhibit 4(c) to the Third Quarter 1992 Form 10-Q.
(j)	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan—incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.
(k)	Aon Corporation 1995 Senior Officer Incentive Compensation Plan—incorporated by reference to Exhibit 10(p) to the 1995 Form 10-K.
(l)	Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan—incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
(m)	1999 Aon Deferred Compensation Plan—incorporated by reference to Exhibit 10(1) of the 1999 Form 10-K.

(n)	Aon Severance Plan—incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 1997.
(o)
Asset Purchase Agreement dated July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc.—incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1992.
(p)
Stock Purchase Agreement by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation dated as of November 11, 1995—incorporated by reference to Exhibit 10(s) of the 1995 Form 10-K.
(q)
Stock Purchase Agreement by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation dated as of December 22, 1995—incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
(r)
Agreement and Plan of Merger among the Registrant, Purchaser and A&A dated as of December 11, 1996—incorporated by reference to Exhibit (c)(1) to the Registrant's Schedule 14D-1 filed with the SEC on December 16, 1996.
(s)
First Amendment to Agreement and Plan of Merger dated as of January 7, 1997 among the Registrant, Purchaser and A&A—incorporated by reference to Exhibit (c)(3) to Schedule 14D-1 filed by the Registrant with the SEC on January 9, 1997.
(t)
Employment Agreement dated June 1, 1993 by and among the Registrant, Aon Risk Services, Inc. and Michael D. O'Halleran, incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.
(u)
Agreement and Plan of Merger dated July 16, 2001 among Aon Corporation, Ryan Holding Corporation of Illinois, Ryan Enterprises Corporation of Illinois, Holdco #1, Inc., Holdco #2, Inc., Patrick G. Ryan, Shirley W. Ryan and the stockholders of Ryan Holding Corporation of Illinois and of Ryan Enterprises Corporation of Illinois set forth on the signature pages thereto—incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the Quarter ended June 30, 2001 (the "Second Quarter 2001 Form 10-Q").

(v)
Stock Restriction Agreement dated July 16, 2001 among Aon Corporation, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000—incorporated by reference to Exhibit 10.2 to the Second Quarter 2001 Form 10-Q.
(w)
Escrow Agreement dated July 16, 2001 among Aon Corporation, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as escrow agent—incorporated by reference to Exhibit 10.3 to the Second Quarter 2001 Form 10-Q.
(12)	Statements regarding Computation of Ratios.
(a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.
(b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
(21)	List of subsidiaries of the Registrant.*
(23)
Consent of Ernst & Young LLP to the incorporation by reference of its report included in Aon's Annual Report on Form 10K/A into Aon's Registration Statement Nos. 33-27984, 33-42575, 33-59037, 333-21237, 333-50607, 333-55773, 333-78723, 333-49300, 333-57706, 333-65624 and 333-74364.
(99.1)	Certification of CEO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
(99.2)	Certification of CFO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*
Previously filed.

QuickLinks

PART I
  ITEM 1. BUSINESS.
THE NEW Aon
INSURANCE BROKERAGE AND RISK MANAGEMENT SERVICES
HUMAN CAPITAL CONSULTING
INSURANCE UNDERWRITING
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
GENERAL
SPECIAL CHARGES
CONSOLIDATED RESULTS
OPERATING SEGMENTS
Investment Positions with Unrealized Losses Segmented by Quality and period of Continuous Unrealized Loss
FINANCIAL CONDITION AND LIQUIDITY
INVESTMENT OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY FINANCIAL DATA
  SCHEDULE I
Aon Corporation (PARENT COMPANY) CONDENSED STATEMENTS OF FINANCIAL POSITION
Aon Corporation (PARENT COMPANY) CONDENSED STATEMENTS OF INCOME
Aon Corporation (PARENT COMPANY) CONDENSED STATEMENTS OF CASH FLOWS
Aon Corporation (Parent Company) NOTES TO CONDENSED FINANCIAL STATEMENTS
  SCHEDULE II
AON CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2001, 2000 and 1999
  SCHEDULE II.1
AON CORPORATION AND SUBSIDIARIES CONSOLIDATED SUMMARY OF INVESTMENTS— OTHER THAN INVESTMENTS IN RELATED PARTIES AS OF DECEMBER 31, 2001
  SCHEDULE II.2
AON CORPORATION AND SUBSIDIARIES REINSURANCE
  SCHEDULE II.3
AON CORPORATION AND SUBSIDIARIES SUPPLEMENTARY INSURANCE INFORMATION
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS
Cross Reference Sheet, Pursuant to General Instruction G(4)
EXHIBIT INDEX