Form 10-Q/A
period 2002-03-31
AON CORP
filed 2002-09-27
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7933

Aon Corporation
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	36-3051915
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
200 E. RANDOLPH STREET, CHICAGO, ILLINOIS	60601
(Address of Principal Executive Offices)	(Zip Code)
(312) 381-1000
(Registrant's Telephone Number)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒        NO ☐

        Number of shares of common stock outstanding:

Class	No. Outstanding as of 3-31-02
$1.00 par value Common	272,009,453

Explanatory Note

        As described in a press release issued by Aon Corporation ("Aon" or the "Company") on August 14, 2002 (which release was filed as an exhibit to the Company's Form 8-K on the same day), the Company recently resolved various accounting and disclosure comments from the Securities and Exchange Commission's (SEC's) Division of Corporation Finance. One of the comments addressed a disputed reinsurance recoverable recorded in the third quarter 2001 relating to benefits paid to beneficiaries of World Trade Center employees. The Company had originally recorded an allowance for potential uncollectibility of the receivable in the first quarter 2002. In order to resolve the comment, the Company agreed to instead establish the allowance in the fourth quarter 2001 and reverse the amount previously recorded in first quarter 2002. To effect this timing change, the Company has restated its financial statements (including relevant Schedules and Exhibits) for the affected periods and has filed such restatements on an amended Form 10-K for the year ended December 31, 2001 and this amended Form 10-Q for the quarter ended March 31, 2002. For further information, see note 2 of the Notes to Condensed Consolidated Financial Statements.

        In addition, the SEC staff requested that Aon add certain disclosures or not report certain items. The condensed consolidated financial statements and management's discussion and analysis of financial condition and results of operations, included herein, have been amended as appropriate to respond to these requests.

        Finally, this amended Form 10-Q also includes disclosures relating to material developments in certain specific matters which had been discussed in the original filing. This amended 10-Q does not purport to provide a general update or discussion of developments at the Company subsequent to either the original filing or to the filing of the Company's Form 10-Q for the quarter ended June 30, 2002; any such disclosures shall be contained in the Company's Form 10-Q for the quarter ending September 30, 2002.

        The filing of this amended Form 10-Q shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART 1
FINANCIAL INFORMATION
AON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Millions)

	As of March 31, 2002	As of Dec. 31, 2001
	(Unaudited)
ASSETS
INVESTMENTS
Fixed maturities at fair value	$2,442	$2,149
Equity securities at fair value	303	382
Short-term investments	2,615	2,975
Other investments	635	640

TOTAL INVESTMENTS	5,995	6,146
CASH	569	439
RECEIVABLES
Insurance brokerage and consulting services	7,543	7,033
Other receivables	1,019	863

TOTAL RECEIVABLES	8,562	7,896
GOODWILL (NET OF ACCUMULATED AMORTIZATION:
2002 - $698; 2001 - $698)	3,856	3,842
OTHER INTANGIBLE ASSETS (NET OF ACCUMULATED AMORTIZATION:
2002 - $721; 2001- $710)	229	242
OTHER ASSETS	3,899	3,765

TOTAL ASSETS	$23,110	$22,330

LIABILITIES AND STOCKHOLDERS' EQUITY
INSURANCE PREMIUMS PAYABLE	$8,970	$8,233
POLICY LIABILITIES
Future policy benefits	1,249	1,266
Policy and contract claims	1,006	937
Unearned and advance premiums and contract fees	2,109	1,974
Other policyholder funds	766	813

TOTAL POLICY LIABILITIES	5,130	4,990
GENERAL LIABILITIES
General expenses	1,624	1,770
Short-term borrowings	212	257
Notes payable	1,790	1,694
Other liabilities	1,005	1,071

TOTAL LIABILITIES	18,731	18,015
COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE PREFERRED STOCK	50	50
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES	800	800
STOCKHOLDERS' EQUITY
Common stock - $1 par value	294	293
Paid-in additional capital	1,655	1,654
Accumulated other comprehensive loss	(577)	(535)
Retained earnings	3,117	3,021
Less — Treasury stock at cost	(785)	(786)
Deferred compensation	(175)	(182)

TOTAL STOCKHOLDERS' EQUITY	3,529	3,465

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,110	$22,330

AON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(millions except per share data)

	First Quarter Ended
	March 31, 2002	March 31, 2001
	(Restated)
REVENUE
Brokerage commissions and fees	$1,444	$1,281
Premiums and other	535	508
Investment income	109	22

TOTAL REVENUE	2,088	1,811

EXPENSES
General expenses	1,463	1,396
Benefits to policyholders	314	292
Interest expense	29	36
Amortization of intangible assets (Note 7)	11	39

TOTAL EXPENSES	1,817	1,763

INCOME BEFORE INCOME TAX AND MINORITY INTEREST	271	48
Provision for income tax	101	19

INCOME BEFORE MINORITY INTEREST	170	29
Minority interest — 8.205% trust preferred capital securities	(10)	(10)

NET INCOME	$160	$19
Preferred stock dividends	(1)	(1)

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$159	$18

BASIC NET INCOME PER SHARE	$0.58	$0.07

DILUTIVE NET INCOME PER SHARE	$0.57	$0.07

CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK	$0.225	$0.22

Dilutive average common and common equivalent shares outstanding	276.6	267.9

See the accompanying notes to the condensed consolidated financial statements.

AON CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(millions)

	First Quarter Ended
	March 31, 2002	March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160	$19
Adjustments to reconcile net income to cash provided by operating activities
Insurance operating assets and liabilities, net of reinsurance	(22)	48
Amortization of intangible assets	11	39
Depreciation and amortization of property, equipment and software	47	44
Income taxes	38	(20)
Special and unusual charges and purchase accounting liabilities.	(47)	23
Valuation changes on investments, income on disposals and impairments	10	76
Other receivables and liabilities — net	(6)	103

CASH PROVIDED BY OPERATING ACTIVITIES	191	332

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of investments
Fixed maturities
Maturities	34	30
Calls and prepayments	33	16
Sales	265	365
Equity securities	65	162
Other investments	14	135
Purchase of investments
Fixed maturities	(650)	(385)
Equity securities	(3)	(196)
Other investments	(9)	(32)
Short-term investments — net	337	(180)
Acquisition of subsidiaries	(35)	(44)
Property and equipment and other — net	(56)	(57)

CASH USED BY INVESTING ACTIVITIES	(5)	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury and common stock transactions — net	13	18
Payments of short-term borrowings — net	(43)	(252)
Issuance of long-term debt	96	15
Interest sensitive, annuity and investment-type contracts
Deposits	—	3
Withdrawals	(59)	(102)
Cash dividends to stockholders	(62)	(58)

CASH USED IN FINANCING ACTIVITIES	(55)	(376)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	(2)

INCREASE (DECREASE) IN CASH	130	(232)
CASH AT BEGINNING OF PERIOD	439	1,118

CASH AT END OF PERIOD	$569	$886

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

        Refer to the consolidated financial statements and notes in the Annual Report to Stockholders for the year ended December 31, 2001 (as restated) for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change, except for the adoption of Financial Accounting Standard Board's (FASB) Statements No. 141 and No. 142. The details included in the notes have not changed except as a result of normal transactions in the interim and the events mentioned in the notes below.

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

        Premium and Other Revenue.    For accident and health products, premiums are reported as earned in proportion to insurance protection provided over the period covered by the policies. For life products, premiums are recognized as revenue when due. For extended warranty products, premium revenues represent the portion of revenue from these contracts that are submitted to an Aon insurance carrier for coverage and are earned over the period of risk in proportion to the amount of insurance protection provided in accordance with FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.

        Amounts received for investment-type contracts are reported as deposits rather than revenue. Expenses for these contracts primarily consist of interest credited to policy account balances.

2.    Restatement of Financial Information

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

        After discussions with the SEC staff regarding the proper timeframe to record the above-mentioned allowance, Aon is, by means of this filing, restating its previously issued financial statements for the first quarter ended March 31, 2002 to reverse the $90 million pretax allowance for the reinsurance recoverables previously established. This allowance has now been established in fourth quarter of 2001.

        Set forth below is a comparison of the previously reported and restated net income, dilutive and basic net income per share and stockholders' equity for the first quarter ended March 31, 2002.

	1st Quarter 2002
(millions except per share data)
	As Reported	As Restated
Net income	$104	$160
Dilutive net income per share	0.37	0.57
Basic net income per share	0.38	0.58
Stockholders' equity	3,529	3,529

        In addition, the SEC staff requested that Aon add certain disclosures or not report certain items. The condensed consolidated financial statements have been changed as appropriate to respond to these requests.

3.    Accounting and Disclosure Changes

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

4.    Spin-Off of Underwriting Business

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

5.    Comprehensive Income (Loss)

        The components of comprehensive income (loss), net of related tax, for the first quarter ended March 31, 2002 and 2001 are as follows:

(millions)	2002	2001
Net income	$160	$19
Net derivative losses	(7)	(12)
Net unrealized investment gains (losses)	(13)	19
Net foreign exchange losses	(22)	(43)

Comprehensive income (loss)	$118	$(17)

        The components of accumulated other comprehensive loss, net of related tax are as follows:

(millions)	March 31, 2002	December 31, 2001
Net derivative losses	$(7)	$-
Net unrealized investment losses	(55)	(42)
Net foreign exchange losses	(347)	(325)
Net additional minimum pension liability	(168)	(168)

Accumulated other comprehensive loss	$(577)	$(535)

6.    Business Segments

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

        Selected information reflecting Aon's operating segments follows.

	Insurance Brokerage and Other Services		Consulting		Insurance Underwriting
First Quarter ended March 31: (millions)	2002	2001(1)	2002	2001(2)	2002(3)	2001(4)
Revenue
United States	$592	$541	$149	$135	$412	$406
United Kingdom	229	205	37	36	79	80
Continent of Europe	261	240	27	22	33	28
Rest of World	150	131	20	19	54	53

Total Revenue	$1,232	$1,117	$233	$212	$578	$567

Income before income taxes	$187	$126	$27	$24	$64	$67

(1)
Includes $70 million of expenses related to the business transformation plan.

(2)
Includes $1 million of expenses related to the business transformation plan.

(3)
Includes $5 million of expenses related to the spin-off of Combined Specialty.

(4)
Includes $1 million of expenses related to business transformation.

        Selected information for Aon's Corporate and Other segment follows:

	First quarter ended March 31
Corporate and Other (millions)	2002	2001
Corporate and Other revenue:
Limited partnership investments	$9	$(56)
Income from marketable equity securities and other investments	3	1

Corporate and Other revenue before one-time items and loss on disposals and related expenses	12	(55)
Interest on tax refund	48	—
Loss on disposals and related expenses (1)	(15)	(30)

Corporate and Other revenue	45	(85)
Expenses:
General expenses	23	19
Interest expense	29	36
Amortization of goodwill	—	29

Loss before income tax	$(7)	$(169)

(1)
Includes impairment write-downs of $8 million and $29 million for the first quarter ended March 31, 2002 and 2001, respectively.

7.    Goodwill and Other Intangible Assets

        In accordance with FASB Statement No. 142, all of Aon's goodwill will no longer be amortized. Goodwill and other intangible assets are allocated to various reporting units, which are either at its operating segments or one reporting level below the operating segment. In prior years, goodwill amortization has been expensed in the Corporate and Other segment. Statement No. 142 requires Aon to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. Fair value is estimated based on revenue multiples, earnings before interest taxes, depreciation and amortization and discounted cash flows.

        A reconciliation of the prior year's quarter reported net income to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applied as of January 1, 2001 follows:

	Three Months Ended March 31, 2001
(millions, except per share amounts)	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share
Reported net income	$19	$0.07	$0.07
Add back amortization (net of tax):
Goodwill	25	0.09	0.09
Intangible assets reclassified to goodwill	3	0.01	0.01
Less amortization (net of tax):
Other intangible assets - change in amortization periods	1	—	—

	$46	$0.17	$0.17

Reported net income and net income per share for the three months ended March 31, 2002	$160	$0.58	$0.57

        The changes in the carrying amount of goodwill for the quarter ended March 31, 2002 are as follows:

(millions)	Insurance Brokerage and Other Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2001 (note 2)	$3,239	$366	$237	$3,842
Goodwill acquired during quarter	16	1	—	17
Foreign currency revaluation	(3)	—	—	(3)

Balance as of March 31, 2002	$3,252	$367	$237	$3,856

        Amortizable intangible assets by asset class follow:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
Balance as of December 31, 2001	$86	$80	$76	$242

Balance at March 31, 2002	$82	$75	$72	$229

Range of years amortized	3-29	4-13	3-25

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

        The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2000	$78
Cash payments in 2001	(19)
Cash payments in 2002	(2)
Foreign currency revaluation	(2)

Balance at March 31, 2002	$55

        All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the condensed consolidated statements of financial position.

11.  Business Transformation Plan

        In fourth quarter 2000, Aon announced a formal plan of restructuring Aon's worldwide operations. This plan constitutes the "business transformation plan" and continues into 2002. Costs of the plan include special charges and transition costs. Net pretax expenses of $300 million were recorded in 2001 and 2000, of which $72 million was recorded in the first quarter 2001, and are recorded in general expenses in the condensed consolidated statements of income.

        For the first three months of 2001, expenses included costs related to termination benefits of $23 million, covering notification to 1,200 employees. Other costs to exit an activity of $3 million were incurred, which included $2 million for abandoned leases and $1 million for direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs.

        Other expenses of $46 million were recorded in the first quarter of 2001. The Company has acted as a servicing agent for a limited partnership affiliated with automobile dealerships to provide auto financing to dealerships on a cooperative basis through various financing conduit facilities. The Company also has a general partnership interest in the limited partnership. Continued competition from financing provided by the financing arms of automobile manufacturers caused the Company to evaluate whether it wished to continue in this servicing partner relationship. In first quarter 2001, the Company elected to cease new servicing business and run off its existing service obligation. The limited partnership affiliated with automobile dealerships established allowances for uncollectible loan balances. In conjunction with the decision to discontinue new auto financing receivables, the limited partners are not obligated to contribute additional capital beyond what they have already provided for any shortfall in the reserves for their individual book of business. The Company is required to fund any shortfalls in accordance with the Company's limited recourse to the funding facility arranged by the servicing agent. The servicing agent estimated the liability that the Company would have for the existing shortfall at the time the Company decided to discontinue new auto loan financing under the facility. The Company recorded a charge to establish this obligation in accordance with FASB Statement No. 5, which amounted to an expense of $38 million. For the year 2000, the last full year of operation, these servicing operations, which were part of the Company's brokerage segment, generated revenue of $42 million and pretax income of $3 million.

        During the first quarter of 2001 the Company exited one other joint venture operation as a part of its business transformation process. For the year 2000, the last full year of operation, this joint venture, which was part of the Company's brokerage segment, generated less than $1 million of revenue and incurred nearly $3 million of pretax losses. The total cost to exit this joint venture was $6 million.

        Fixed asset impairments of $2 million, relating to information systems assets, were taken in the first three months of 2001.

        Approximately 3,900 employees have either departed voluntarily or have positions that have been eliminated. Most of the terminations have occurred and are related to the Insurance Brokerage and Other Services segment in the U.S. and the U.K.

        For the first quarter 2002, Aon made payments of $9 million related to the business transformation plan.

        The following table sets forth the activity related to the liability for termination benefits and costs to exit an activity:

(millions)	Termination Benefits	Other Costs to Exit an Activity	Total
Expense charged in 2000	$54	$6	$60
Cash payments in 2000	(13)	(3)	(16)
Expense charged in 2001	109	21	130
Cash payments in 2001	(73)	(20)	(93)
Cash payments in 2002	(8)	(1)	(9)
Foreign currency revaluation	(2)	—	(2)

Balance at March 31, 2002	$67	$3	$70

        All of Aon's unpaid liabilities relating to business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position.

12.  Income Per Share

        Income per share is calculated as follows:

	First Quarter Ended March 31,
(millions except per share data)	2002	2001
Net income	$160	$19
Redeemable preferred stock dividends	(1)	(1)

Net income for dilutive and basic	$159	$18

Basic shares outstanding	274	265
Common stock equivalents	3	3

Dilutive potential common shares	277	268

Basic net income per share	$0.58	$0.07
Dilutive net income per share	$0.57	$0.07

13.  Alexander & Alexander Services Inc. (A&A) Discontinued Operations

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

15.  Unconsolidated Special Purpose Entities (SPEs) excluding PEPS I

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

        The process of securitizing the premium financing contracts has been in place for a number of years. Aon evaluated the premium funding securitizations to determine whether they meet all of the requirements of FASB Statement No. 140. In that regard, the following should be noted about Aon's premium financing securitization transactions:

  •
  The transferred assets have been isolated from Aon — put presumptively beyond the reach of Aon and its creditors, even in bankruptcy or other receivership. In support of this, Aon has obtained appropriate legal opinions indicating the sold receivables have been isolated from Aon under local law and would not be consolidated with Aon or any of its subsidiaries in a bankruptcy proceeding.

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

        At March 31, 2002, Aon's maximum credit risk under recourse provisions was approximately $87 million, which represents the extent of the limited recourse.

        Aon is also a general partner in a limited partnership ("LP") that purchased automobile installment contracts from automobile dealers and subsequently securitized these contracts through securitization transactions in accordance with the requirements of FASB Statement No. 140. Effective April 1, 2001, the LP ceased purchasing and securitizing new automobile installment contracts. Aon continues to service the LP's existing portfolio. Aon uses the equity method of accounting to record its share of the net income or loss of the LP. As of March 31, 2002, the amount of financing outstanding in this LP was $866 million with $121 million subject to limited recourse to Aon. The amounts for the LP have been included in Aon's disclosure because Aon has guaranteed a portion of the LP's maximum recourse obligations.

16.  Other Investments (PEPS I)

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

        On September 11, 2001, the World Trade Center was destroyed. Aon occupied space on several of the higher floors of one of the towers and 175 employees are either confirmed or presumed dead. In 2001, Aon incurred $275 million of expenses (before insurance and reinsurance recoveries) related to this event. These costs include $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, and is partially offset by gross reinsurance recoveries of $147 million. Reinsurers have disputed their liability as to approximately $90 million of these gross reinsurance recoveries under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon, and legal actions have been filed by both parties. In the first quarter 2002, Aon recorded a pretax $90 million allowance ($56 million after tax or $0.20 per dilutive share) for this potentially uncollectible receivable. This allowance was established due to an April 2002 court ruling (in an unrelated case) that may impact the venue for litigation between Aon and its reinsurers. This ruling has impacted Aon's ability to reasonably estimate the probable recovery under the claim. Also see "Recent Developments".

        After discussions with the SEC staff regarding the proper timeframe to record the above-mentioned allowance, Aon is, by means of this filing, restating its previously issued financial statements for the first quarter ended March 31, 2002 to reverse the $90 million pretax allowance for the reinsurance recoverables previously established. The allowance has now been established in fourth quarter 2001. See also note 2 in Notes to Condensed Consolidated Financial Statements of this report.

        The effect of Aon's revisions were to increase its net income, basic and dilutive earnings per share, respectively, from $104 million, $0.38 and $0.37 to $160 million, $0.58 and $0.57 for the first quarter ended March 31, 2002.

        Unless otherwise expressly stated, all financial information in this Report on Form 10-Q/A is presented inclusive of these revisions.

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

Planned Divestiture of Underwriting Business

        As previously disclosed, on April 20, 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its insurance underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The spin-off would take the form of a tax-free stock dividend of the outstanding shares of common stock of Combined Specialty Group, Inc. (Combined Specialty), a new company formed to hold the insurance underwriting businesses. The transaction requires final Board approval and certain insurance regulatory approvals and is currently expected to be completed in second quarter 2002. On April 11, 2002, Aon received a favorable private letter ruling from the U.S. Internal Revenue Service that provides, among other things, that Aon's common stockholders should not owe U.S. tax on a dividend of shares of Combined Specialty common stock in the spin-off. See "Recent Developments" for an update of the planned divestiture.

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

  •
  The Company's largest and most advanced retail brokerage CSBU (back office regional service center) — an important element of the business transformation that had been built and staffed just months before — was destroyed on September 11th and had to be rebuilt in Manhattan while client work was rerouted to the remaining three CSBUs in the U.S.;

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

  •
  Workloads for insurance brokers to complete similar tasks have significantly increased; and

  •
  Competitive demand for risk management professionals has risen along with compensation requirements.

        A summary of the business transformation costs follows, with more complete descriptions following the summary table.

(millions except per share data and employees data)	2000	2001	Plan Total
Business Transformation Costs
Pretax expense	$82	$218	$300
After-tax expense	50	133	183
Dilutive EPS	0.19	0.49	0.68
Pretax Expense by Type:
Termination benefits	$54	$109	$163
# of employees (approximate)	750	3,150	3,900
Exit Costs, Impairments and Other Expenses	$28	$109	$137
Abandoned real estate or equipment losses	2	10	12
Impairment of fixed assets	20	10	30
Obligations related to automobile dealer partnerships	—	44	44
Exit of certain joint venture operations	—	12	12
Litigation matters and discontinuance of A&H business in one state	—	14	14
Commission receivable write-off	—	5	5
Direct costs to complete transformation, cash settlements and other costs	6	14	20

Total pretax expense	$82	$218	$300

        In connection with the overall plan and other strategic initiatives, the Company recorded total net expenses of $300 million: $82 million ($50 million after tax or $0.19 per share) in 2000 and $218 million ($133 million after tax or $0.49 per share) in the first six months of 2001, including $72 million ($44 million after tax or $0.16 per share) in first quarter 2001. In recording these expenses, the Company followed the accounting guidance from EITF 94-3, SAB 100, FASB Statement No. 121 and FASB Statement No. 5. The expenses incurred under the guidance contained in EITF 94-3 and SAB 100 were recorded in each of the three quarters referenced above. In each quarter that the Company recorded accruals for either termination benefits and/or other costs to exit an activity, the Company had met all of the requirements contained in EITF 94-3 and SAB 100 prior to recording an accrual, although the Company's board approved the high-level plan in the fall of 2000. The reason that these expenses were incurred over three quarters was that different Company units completed detailed plans and satisfied the employee notification requirements in different timeframes. The $300 million excludes both transition costs primarily relating to parallel system processing and increased compensation for certain U.S. retail brokerage employees. These transition costs amounted to $30 million in 2001 and $3 million for the first three months of 2002. The expenses pertaining to the Company's U.S. retail brokerage operation were approximately 19% of the total charge. The Company does not anticipate additional expenses from the business transformation plan.

        Expense amounts of $54 million and $109 million for termination benefits were included in 2000 and 2001, respectively, covering notification of 750 employees in 2000 and 3,150 employees in 2001. Included in the 2001 amount is $23 million recorded in the first quarter, covering notification of 1,200 employees. A portion of the overall employment reduction was expected to be accomplished through normal attrition and, therefore, no expense was attributable to those reductions.

        When the overall business transformation plan was announced in late 2000, the Company estimated a net reduction in personnel of 3,000 — 3,500. This range included an estimated new hire level of 500 people. By June 30, 2001, the last of the three consecutive quarters that the execution of the detailed plans occurred and termination benefits and other costs were incurred, the Company's charges included termination benefits for 3,900 employees. The new hire level has grown to approximately 900 people related to the business transformation plan; this heightened level of rehires is causing the Company to reach the lower end of the net reduction range. The gross employee reduction level, which is the number tied to the charge for termination benefits, has remained consistent since the commitment date, with the exception of approximately 200 U.S. retail employees. See "Recent Developments" for an update of the Business Transformation plan.

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

        Included in the total expense of $300 million are approximately $27 million in other costs to exit an activity. Of that amount, $6 million was incurred in 2000, including $2 million in abandoned real estate or equipment leases and $4 million of direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs. In 2001, $21 million of expenses were recorded to exit an activity (including $3 million in the first quarter), which included $10 million for abandoned leases and $11 million ($3 million in the first quarter) for direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs.

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

        Other expenses of $88 million were recorded in 2001, of which $46 million was recorded in the first quarter. The Company has acted as a servicing agent for a limited partnership affiliated with automobile dealerships to provide auto financing to dealerships on a cooperative basis through various financing conduit facilities. The Company also has a general partnership interest in the limited partnership. Continued competition from financing provided by the financing arms of automobile manufacturers caused the Company to evaluate whether it wished to continue in this servicing partner relationship. In first quarter 2001, the Company elected to cease new servicing business and run off its existing service obligation. The limited partnership affiliated with automobile dealerships establishes allowances for uncollectible loan balances. In conjunction with the decision to discontinue new auto financing receivables, the limited partners are not obligated to contribute additional capital beyond what they have already provided for any shortfall in the reserves for their individual book of business. The Company is required to fund any shortfalls in accordance with the Company's limited recourse to the funding facility, arranged by the servicing agent. The servicing agent estimated the liability that the Company would have for the existing shortfall at the time the Company decided to discontinue new auto loan financing under the facility. The Company recorded a charge to establish this obligation in accordance with FASB Statement No. 5, which amounted to an expense of $44 million, of which $38 million was expensed in the first quarter. For the year 2000, the last full year of operation, these servicing operations, which were part of the Company's brokerage segment, generated revenue of $42 million and pretax income of $3 million.

        During 2001, the Company exited four other joint venture operations as a part of its business transformation process, one of which was exited in the first quarter. For the year 2000, the last full year of operation, these joint ventures, which were part of the Company's brokerage segment, generated less than $1 million of revenue and incurred nearly $3 million of pretax losses. The total cost to exit these four joint ventures was $12 million, of which $6 million was recorded in the first quarter. Additional expenses in 2001, none of which was expensed in the first quarter, included a provision of $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi. The charge included severance costs and expenses associated with the reassignment of agents, as well as estimated costs for resolving asserted and unasserted claims and suits. A $5 million expense was recorded relating to the write-down of certain agent receivables in conjunction with the restructuring of a worksite marketing agent commission pay structure and operations.

        Fixed asset impairments of $10 million (of which $9 million related to information systems assets) were taken in 2001, as well as $3 million of other costs. Of the above, $2 million of fixed asset impairments, all relating to information system assets, pertained to the first quarter.

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

        Total expenses increased $54 million or 3% over first quarter 2001. Expenses in 2002 include $5 million of costs related to the divestiture of Combined Specialty. In 2001, $72 million of expenses were recognized for the business transformation plan. Total expenses, excluding these charges, rose 7%. General expenses increased $67 million or 5% in the quarter reflecting growth of the businesses and higher costs in the U.S. retail brokerage business. Benefits to policyholders rose $22 million or 8%. Interest expense declined $7 million or 19%, driven by lower short-term interest rates. Amortization of intangible assets declined $28 million as goodwill was not amortized in 2002, in accordance with FAS 142 (see notes 1 and 7).

        As a result of these factors, income before income tax improved significantly from $48 million in 2001 to $271 million in 2002.

        First quarter 2002 net income rose to $160 million ($0.57 per dilutive share) compared to $19 million ($0.07 per dilutive share) in 2001. Basic net income per share was $0.58 and $0.07 in first quarter 2002 and 2001, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The exclusion of goodwill amortization in 2002 contributed to Aon's effective tax rate declining to 37.3% in the first quarter 2002 from 39% in 2001.

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

        Pretax income was $187 million for the first quarter 2002 compared to $126 million in 2001. Pretax margins were 15.2% in 2002 versus 11.3% in 2001. Excluding expenses last year pertaining to the business transformation plan, pretax income fell 5% from 2001. Pretax margins, excluding the business transformation plan expenses, were 17.5% in 2001. The margin decline in 2002 was principally driven by the significant decrease in investment income from last year. In addition, higher costs in certain parts of the U.S. retail business, due to delays in the business transformation process, including expense to run parallel systems longer than expected, along with increased compensation costs, including higher pension costs, contributed to the margin decline. These items more than offset strong organic growth and business transformation savings.

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

        Pretax income was $27 million for the quarter, a 13% increase over last year. Pretax margins were 11.6% in the quarter, compared to 11.3% last year. Excluding 2001 expenses related to the business transformation plan, pretax income improved 8% over 2001. Last year's pretax margins, excluding the one time costs, were 11.8%. Margin comparisons were positively influenced during the quarter by strong results in the U.S. employee benefits business but were pressured by the effects of a weak economy.

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

        Pretax income for this segment was $64 million for the quarter, a $3 million decline from last year. Pretax margins were 11.1% and 11.8% for 2002 and 2001, respectively. Excluding this quarter's divestiture related expenses of $5 million, and 2001 expenses related to business transformation, pretax income rose 1% over last year. Before these one time costs, pretax margins in this segment were 11.9% in the quarter compared to 12.0% in 2001. A decline in investment income, due mainly to lower interest rates, affected margin comparisons in the quarter. New underwriting initiatives drove premium growth but also resulted in increased benefits to policyholders, which offset an unusual increase in warranty claims during the first quarter 2001 related to an isolated program that did not affect subsequent quarters.

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

        The fixed-maturity portfolio had a $76 million gross unrealized loss at March 31, 2002, including $7 million related to deferred amortizable derivative losses, and is subject to interest rate risk, market risk and credit risk. The equity portfolio is comprised of non-redeemable preferred stocks and private and publicly-traded common stocks. The non-redeemable preferred stock portfolio had a $30 million gross unrealized loss and is subject to interest rate risk, market risk, credit risk and illiquidity risk. The common stock portfolio had a $10 million gross unrealized loss at March 31, 2002 and is subject to illiquidity risk, concentration risk, and operating performance risk relative to private equities and market risk relative to publicly-traded stocks. Aon's portfolios are highly diversified but remain exposed to market, equity and credit risk.

        The following table contains an analysis of Aon's investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $7 million) as of March 31, 2002:

Investment Positions
with Unrealized Losses Segmented by
Quality and Period of Continuous Unrealized Loss*

	Investment Grade				Non-Investment Grade				Not Rated
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	Grand Total
FIXED MATURITIES
# of positions	160	15	78	253	1	9	18	28	—	—	—	—	281
Fair Value	$1,031	$26	$439	$1,496	$1	$22	$46	$69	$—	$—	$—	$—	$1,565
Cost or Amortized Cost	1,055	26	475	1,556	2	23	53	78	—	—	—	—	1,634
Unrealized Loss	(24)	—	(36)	(60)	(1)	(1)	(7)	(9)	—	—	—	—	(69)
EQUITIES; PREFERRED
# of positions	1	3	30	34	—	—	3	3	—	—	—	—	37
Fair Value	$3	$8	$195	$206	$—	$—	$14	$14	$—	$—	$—	$—	$220
Cost	3	9	222	234	—	—	16	16	—	—	—	—	250
Unrealized Loss	—	(1)	(27)	(28)	—	—	(2)	(2)	—	—	—	—	(30)
EQUITIES; COMMON
# of positions	—	1	4	5	—	—	—	—	5	—	1	6	11
Fair Value	$—	$5	$10	$15	$—	$—	$—	$—	$4	$—	$1	$5	$20
Cost	—	8	17	25	—	—	—	—	4	—	1	5	30
Unrealized Loss	—	(3)	(7)	(10)	—	—	—	—	—	—	—	—	(10)
OTHER
# of positions	—	—	—	—	—	—	—	—	2	—	—	2	2
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$53	$—	$—	$53	$53
Cost	—	—	—	—	—	—	—	—	64	—	—	64	64
Unrealized Loss	—	—	—	—	—	—	—	—	(11)	—	—	(11)	(11)

TOTAL
# of positions	161	19	112	292	1	9	21	31	7	—	1	8	331
Fair Value	$1,034	$39	$644	$1,717	$1	$22	$60	$83	$57	$—	$1	$58	$1,858
Cost or Amortized Cost	1,058	43	714	1,815	2	23	69	94	68	—	1	69	1,978
Unrealized Loss	(24)	(4)	(70)	(98)	(1)	(1)	(9)	(11)	(11)	—	—	(11)	(120)
% of Total Unrealized Loss	20%	3%	58%	81%	1%	1%	8%	10%	9%	0%	0%	9%	100%

*
For categorization purposes, we consider any rating of Baa or higher by Moody's, or equivalent rating agency, to be investment grade. For common equities, we view the most senior long-term debt of the issuer, if any, as the basis for establishing investment grade for the purpose of analysis in this table.

        At March 31, 2002, Aon's diversified fixed-maturity portfolio had 281 positions and $69 million of total gross unrealized losses, excluding deferred amortizable derivative losses. No single position had an unrealized loss greater than $2 million. Aon's total fixed-maturity portfolio is 95% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 95% investment grade and have a weighted average rating of "AA" based on amortized cost.

        At March 31, 2002, Aon's equity portfolio, including non-redeemable preferred stocks, had 48 positions and $40 million of total gross unrealized losses. No single position had an unrealized loss greater than $3 million except one banking industry preferred stock investment with a $5 million unrealized loss.

        Aon's non publicly-traded fixed maturity portfolio had a carrying value of $158 million at March 31, 2002, including $115 million in notes received from PEPS I on December 31, 2001 related to the securitization of limited partnerships and $7 million in notes issued by PEPS I to Aon during the first three months of 2002. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

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

        Fixed Maturity Investments — Creditworthiness of corporate obligors is reviewed at least quarterly. Creditworthiness factors reviewed include: nationally recognized credit rating agency rating changes; and, changes in fundamental financial performance of the underlying entity. Additionally, for asset-backed securities, cash flow trends and underlying levels of collateral are monitored. Management monitors for other than temporary impairment all bonds and asset-backed securities that have exhibited a decline in financial performance.

        Preferred Stocks — Similar to fixed-maturity investments, issuer creditworthiness is reviewed at least quarterly. Creditworthiness factors reviewed include: nationally recognized credit rating agency rating changes; and changes in financial performance of the underlying issuer. Management monitors for other than temporary impairment all preferred stock investments that have exhibited a decline in financial performance.

        Publicly-Traded Common Stocks — Each common stock investment is reviewed quarterly to determine if it has incurred a decline in value deemed other than temporary. Criteria include a review of issuer financial trends, and market expectations based on third-party forward-looking analytical reports, when available.

        Private Common Stocks and Other Invested Assets — Private issue valuations include: recent transaction valuations between the issuer and a third party; financial performance reviews; and, financial trend comparisons with publicly-traded companies in the same or similar industries. These assets are reviewed quarterly.

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

        Aon's operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future. Aon's liquidity needs are primarily for servicing its debt and for the payment of dividends on stock issues and capital securities. Brokerage cash flow has been used primarily for business reinvestment, acquisition financing and payments of special charge and purchase accounting liabilities. Aon anticipates continuation of the company's positive cash flow and the ability of the parent company to access adequate short-term lines of credit. See "Recent Developments" for an update on liquidity.

        Upon the completion of the divestiture of Combined Specialty, the "new" Aon and Combined Specialty Boards of Directors will each determine their own post-spin dividend policy based on consideration of earnings, cash flow, capital needed to support growth, regulatory requirements and other factors. Aon's management has recommended that the quarterly cash dividend for "new" Aon be $0.15 per share. Combined Specialty plans to reinvest a significant portion of its cash flows in order to accelerate earnings growth and improve total returns on capital. As such, the proposed quarterly dividend rate for Combined Specialty is expected to be $0.11 per share, based upon the post-distribution share allocation.

        Aon intends to distribute in the spin-off one share of Combined Specialty common stock for every three shares of Aon common stock. Accordingly, it is expected that Aon stockholders who continue to hold their shares of Combined Specialty stock will initially receive total quarterly cash dividends with respect to each of their shares of Aon stock, taken together with the dividends on the Combined Specialty stock distributed in respect of that share, of approximately $0.186, compared with Aon's most recent quarterly dividend of $0.225 per share. Also see "Recent Developments."

        Due to the contractual nature of its insurance policyholder liabilities, which are primarily intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $2.4 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (95%) and has a fair value that is 98% of amortized cost at March 31, 2002.

        Total assets increased $780 million to $23.1 billion since year-end 2001. Invested assets at March 31, 2002 decreased $151 million from year-end levels due in part to lower guaranteed investment contracts and unrealized losses. The amortized cost and fair value of less than investment grade fixed maturity investments at March 31, 2002 were $123 million and $115 million, respectively. The carrying value of non-income producing investments in Aon's portfolio at March 31, 2002 was $25 million, or 0.4% of total invested assets.

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

        Stockholders' equity increased $64 million during the first three months of 2002, reflecting an increase in net income before preferred dividends of $160 million. Partially offsetting the increase were dividends paid to stockholders of $62 million. Unrealized investment gains and losses and foreign exchange gains and losses fluctuations from period to period are largely based on market conditions.

        At March 31, 2002, stockholders' equity per share was $12.97, up from $12.82 at December 31, 2001 as the higher equity balance more than offset the increased number of shares outstanding since year-end.

Recent Developments

Planned Divestiture of Underwriting Business

        As noted above Aon's Board of Directors approved, in principle, a plan to spin-off its insurance underwriting businesses to Aon's common stockholders. Aon had previously stated its intention to raise common equity in connection with the proposed spin-off, subject to market conditions, regulatory review, a favorable IRS ruling and final board approval. However, current market conditions are not conducive to raising capital. On August 7, 2002, Aon announced that it is investigating alternative options for Combined Specialty, including a sale of all or part of Combined Specialty, and/or a spin-off of part of Combined Specialty.

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

        On August 30, 2002, two of the three carriers referred to in note 14 of the Notes to the Condensed Consolidated Financial Statements filed a complaint in the United States District Court for the District of Connecticut against the Aon brokerage subsidiary, which is a defendant in the Allianz action. The two carriers are currently involved in an arbitration proceeding with Allianz, related to the original litigation, in which Allianz seeks the recission of the reinsurance placements. These carriers also seek to recover from the Aon brokerage subsidiary any damages, costs and expenses, including legal fees, suffered by such carriers as a result of an adverse arbitration award.

Review By Independent Auditors

        The condensed consolidated financial statements at March 31, 2002, and for the three months then ended (as restated) have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
Aon Corporation

        We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 2002 (as restated), and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 (as restated) and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements (as restated) referred to above for them to be in conformity with accounting principles generally accepted in the United States.

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial position of Aon Corporation as of December 31, 2001 (as restated), and the related consolidated statements of income, stockholders' equity, and cash flows (as restated) for the year then ended, not presented herein, and in our report dated February 12, 2002, except for Note 1, as to which the date is August 14, 2002, we expressed an unqualified opinion on those consolidated financial statements (as restated). In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP

Chicago, Illinois
April 29, 2002
except for Note 2, as to which the date
is August 14, 2002

PART II

OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Annual Meeting of Stockholders of the Registrant was held on April 19, 2002 (the "2002 Annual Meeting").

(b)
Not applicable.

(c)
(i) Name

	For	Against
Edgar D. Jannotta	242,634,156	3,176,884
Lester B. Knight	243,758,835	2,052,205
Perry J. Lewis	242,694,240	3,116,800
R. Eden Martin	242,690,666	3,120,374
Andrew J. McKenna	242,659,963	3,151,077
Robert S. Morrison	243,751,788	2,059,252
Richard C. Notebaert	243,734,656	2,076,384
Michael D. O'Halleran	243,352,771	2,458,269
John W. Rogers, Jr.	242,700,482	3,110,558
Patrick G. Ryan	243,756,180	2,054,860
Patrick G. Ryan, Jr.	241,426,894	4,384,146
George A. Schaefer	242,669,800	3,141,240
Raymond I. Skilling	243,715,937	2,095,103
Carolyn Y. Woo	242,691,926	3,119,114
  (ii)
  Set forth below is the tabulation of the vote on the selection of Ernst & Young LLP as auditors for the Registrant for the 2002 fiscal year.

For	Against	Abstain
239,220,162	5,578,198	1,012,680
(d)
Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - The exhibits filed with this report are listed on the attached Exhibit Index.

        (b) Reports on Form 8-K - No Current Reports on Form 8-K were filed for the quarter ended March 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation (Registrant)
September 27, 2002	/s/ HARVEY N. MEDVIN HARVEY N. MEDVIN EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Patrick G. Ryan, the Chief Executive Officer of Aon Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Aon Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 27, 2002

/s/ PATRICK G. RYAN Patrick G. Ryan Chief Executive Officer

I, Harvey N. Medvin, the Chief Financial Officer of Aon Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Aon Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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

QuickLinks

PART 1 FINANCIAL INFORMATION AON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (Millions)
AON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED) (millions except per share data)
AON CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (millions)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AON CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FIRST QUARTER ENDED MARCH 31, 2002
CASH FLOW AND FINANCIAL POSITION AT THE END OF FIRST QUARTER 2002
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
PART II OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
  Item 601 Exhibit Table