Form 10-Q
period 2002-09-30
AON CORP
filed 2002-11-14
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/        No / /

        Number of shares of common stock outstanding:

Class	No. Outstanding as of 9-30-02
$1.00 par value Common	272,965,071

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

Aon CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(millions)	As of Sept. 30, 2002	As of Dec. 31, 2001
	(Unaudited)
Assets
Investments
Fixed maturities at fair value	$1,941	$2,149
Equity securities at fair value	147	382
Short-term investments	3,594	2,975
Other investments	584	640

Total investments	6,266	6,146
Cash	927	439
Receivables
Insurance brokerage and consulting services	7,905	7,033
Other receivables	979	863

Total receivables	8,884	7,896
Goodwill (net of accumulated amortization: 2002—$698; 2001—$698)	3,998	3,842
Other intangible assets (net of accumulated amortization: 2002—$748; 2001—$710)	204	242
Other assets	4,044	3,765

Total Assets	$24,323	$22,330

Liabilities and Stockholders' Equity
Insurance Premiums Payable	$9,648	$8,233
Policy Liabilities
Future policy benefits	1,292	1,266
Policy and contract claims	1,156	937
Unearned and advance premiums and contract fees	2,340	1,974
Other policyholder funds	263	813

Total policy liabilities	5,051	4,990
General Liabilities
General expenses	1,693	1,770
Short-term borrowings	320	257
Notes payable	1,862	1,694
Other liabilities	1,186	1,071

Total Liabilities	19,760	18,015
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Junior Subordinated Debentures	800	800
Stockholders' Equity
Common stock—$1 par value	295	293
Paid-in additional capital	1,647	1,654
Accumulated other comprehensive loss	(389)	(535)
Retained earnings	3,119	3,021
Less—Treasury stock at cost	(784)	(786)
Deferred compensation	(175)	(182)

Total Stockholders' Equity	3,713	3,465

Total Liabilities and Stockholders' Equity	$24,323	$22,330

See the accompanying notes to the condensed consolidated financial statements.

Aon CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Third Quarter Ended		Nine Months Ended
(millions except per share data)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenue
Brokerage commissions and fees	$1,551	$1,297	$4,505	$3,925
Premiums and other	607	510	1,780	1,510
Investment income	88	105	171	205

Total revenue	2,246	1,912	6,456	5,640

Expenses
General expenses	1,652	1,384	4,786	4,303
Benefits to policyholders	350	271	1,055	823
Interest expense	32	31	91	98
Amortization of intangible assets (Note 7)	13	40	38	118
Unusual charges (credits)—World Trade Center (Note 3)	(18)	53	(18)	53

Total expenses	2,029	1,779	5,952	5,395

Income Before Income Tax and Minority Interest	217	133	504	245
Provision for income tax	79	51	186	95

Income Before Minority Interest	138	82	318	150
Minority interest—8.205% trust preferred capital securities	(10)	(10)	(30)	(30)

Net Income	$128	$72	$288	$120

Preferred stock dividends	(1)	(1)	(2)	(2)

Net Income Available for Common Stockholders	$127	$71	$286	$118

Basic Net Income Per Share	$0.46	$0.26	$1.04	$0.44

Dilutive Net Income Per Share	$0.46	$0.26	$1.03	$0.44

Cash dividends per share paid on common stock	$0.225	$0.225	$0.675	$0.67

Dilutive average common and common equivalent shares outstanding	277.1	275.4	277.2	271.0

See the accompanying notes to the condensed consolidated financial statements.

Aon CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
(millions)	Sept. 30, 2002	Sept. 30, 2001
Cash Flows from Operating Activities:
Net income	$288	$120
Adjustments to reconcile net income to cash provided by operating activities
Insurance operating assets and liabilities, net of reinsurance	289	90
Amortization of intangible assets	38	118
Depreciation and amortization of property, equipment and software	150	134
Income taxes	(38)	(93)
Special and unusual charges and purchase accounting liabilities	8	86
Valuation changes on investments, income on disposals and impairments	96	101
Other receivables and liabilities—net	218	122

Cash Provided by Operating Activities	1,049	678

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	128	93
Calls and prepayments	68	73
Sales	1,367	712
Equity securities	247	257
Other investments	62	93
Purchase of investments
Fixed maturities	(1,169)	(817)
Equity securities	(19)	(178)
Other investments	(27)	(58)
Short-term investments—net	(491)	(558)
Acquisition of subsidiaries	(40)	(101)
Property and equipment and other—net	(196)	(166)

Cash Used by Investing Activities	(70)	(650)

Cash Flows from Financing Activities:
Treasury and common stock transactions—net	29	30
Issuance (payments) of short-term borrowings—net	43	(116)
Issuance of long-term debt	166	—
Repayment of long-term debt	—	(136)
Interest sensitive, annuity and investment-type contracts
Deposits	—	20
Withdrawals	(555)	(265)
Cash dividends to stockholders	(186)	(179)

Cash Used in Financing Activities	(503)	(646)

Effect of Exchange Rate Changes on Cash	12	(2)

Increase (Decrease) in Cash	488	(620)
Cash at Beginning of Period	439	1,118

Cash at End of Period	$927	$498

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

        Refer to the consolidated financial statements and notes in the Annual Report on Form 10K/A for the year ended December 31, 2001 for additional details of Aon's financial position, as well as a description of the accounting policies that have been continued without material change, except for the adoption of Financial Accounting Standard Board's (FASB) Statements No. 141 and 142.

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

        Aon's policy for equity securities is to recognize impairment losses on specific securities that have had continuous material unrealized losses for more than three consecutive quarters or less, due to market conditions or industry-related events.

2.    Accounting and Disclosure Changes

        Effective January 1, 2002, Aon adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. As a result of adopting Statement No. 142, the Company's goodwill is no longer amortized. Pursuant to Statement No. 142, goodwill must be periodically tested for impairment and the new standard provided six months to complete the impairment review. In first quarter 2002, Aon completed its impairment review that indicated that there was no impairment as of January 1, 2002, (see note 7).

        Aon also has adopted FASB Statement No. 141, Business Combinations. In accordance with Statement No. 141, other intangible assets that do not meet the criteria for recognition apart from goodwill (as defined by Statement No. 141) are to be classified as goodwill upon adoption of the statement. Aon has reclassified $287 million of these intangibles, net of accumulated amortization, to goodwill as of January 1, 2002. The December 31, 2001 consolidated statement of financial position has been reclassified for this item.

        Aon also adopted FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective January 1, 2002. The adoption of Statement No. 144 did not have a material impact on Aon's consolidated financial statements.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3,

Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 is effective January 1, 2003. The adoption of this statement is not expected to have a material impact on Aon's consolidated financial statements.

3.    Unusual Charges (Credits)—World Trade Center

        In the third quarter 2001, Aon recorded pretax unusual charges of $53 million, net of insurance and reinsurance recoveries, related to losses sustained as a result of the destruction of the World Trade Center on September 11, 2001 and the death of 175 employees. Costs incurred in this period included $29 million of destroyed depreciable assets at net book value and $30 million for salaries and benefits for missing employees and other costs. Offsetting these expenses were estimated insurance recoveries of $51 million as of third quarter 2001. These costs also included $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, which were partially offset by reinsurance recoveries of $147 million. Reinsurers have disputed their liability as to approximately $90 million of reinsurance recoveries under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon, and legal actions have been filed by both parties. In fourth quarter 2001, Aon recorded a pretax $90 million allowance for a potentially uncollectible receivable related to this dispute. On September 11, 2002, CICA's action with respect to the BTA policy was dismissed by the Court for the lack of subject matter jurisdiction. CICA is seeking an expedited appeal.

        In third quarter 2002, a partial settlement was reached with Aon's property insurance carriers regarding reimbursement for depreciable assets destroyed. This settlement resulted in a pretax credit of $18 million, which is reported as an unusual credit—World Trade Center in the condensed consolidated statements of income.

4.    Planned Divestiture of Underwriting Business

        In April 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its current underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. The company was named Combined Specialty Group, Inc. (Combined Specialty). In August 2002, Aon announced it was investigating alternative options for Combined Specialty, including a sale of all or part of Combined Specialty and/or a spin-off of part of Combined Specialty. At that time, a prompt sale of all or part of Aon's underwriting operations, at an acceptable price was believed to be achievable within a reasonable timeframe. However, due to adverse market conditions for mergers and acquisitions, Aon announced on October 31, 2002 that it has decided not to sell, or spin-off, its major underwriting subsidiaries. However, during the fourth quarter 2002 the Company will have costs associated with the winddown of the expanded corporate and underwriting staff that was added in contemplation of the spin-off.

        In the first nine months of 2002, Aon incurred $8 million of expenses related to the proposed divestiture. These expenses primarily represent outside professional fees and have been recorded in general expenses in the condensed consolidated statements of income.

5.    Comprehensive Income

        The components of comprehensive income, net of related tax, for the third quarter and nine months ended September 30, 2002 and 2001 are as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(millions)
	2002	2001	2002	2001
Net income	$128	$72	$288	$120
Net derivative gains (losses)	4	7	17	(5)
Net unrealized investment gains	7	13	55	35
Net foreign exchange gains (losses)	(20)	16	74	(30)

Comprehensive income	$119	$108	$434	$120

        The components of accumulated other comprehensive loss, net of related tax are as follows:

(millions)	September 30, 2002	December 31, 2001
Net derivative gains	$17	$—
Net unrealized investment gains (losses)	13	(42)
Net foreign exchange losses	(251)	(325)
Net additional minimum pension liability	(168)	(168)

Accumulated other comprehensive loss	$(389)	$(535)

6.    Business Segments

        Aon classifies its businesses into three operating segments based on the types of services and/or products delivered. There is also a fourth non-operating segment, Corporate and Other. The Insurance Brokerage and Other Services segment consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. Certain service businesses related to insurance underwriting operations are also reflected in this segment. The Consulting segment is Aon's human capital consulting organization that utilizes five major practices: employee benefits, compensation, management consulting, outsourcing and communications. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty and other specialty property and casualty insurance products. Corporate and Other segment revenue consists primarily of investment income from equity, fixed maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed net policyholders' liabilities. Revenues are derived from investment income from certain investments (which include non-income producing equities), valuation changes in remaining limited partnership investments, and gains and losses on disposals of all securities and other than temporary impairment losses, including those pertaining to assets maintained by the operating segments. Corporate and Other expenses include general expenses, including administrative and certain information technology costs, interest expense and, in 2001, goodwill amortization.

        Amounts reported in the tables for the four segments, when aggregated, total to the amounts in the accompanying condensed consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. There are no material inter-segment amounts to be eliminated.

        Selected information reflecting Aon's operating segments follows:

	Insurance Brokerage and Other Services						Insurance Underwriting
					Consulting
Third Quarter ended Sept. 30 (millions):
	2002		2001		2002	2001	2002	2001
Revenue
United States	$676		$597		$186	$161	$465	$409
United Kingdom	278		227		39	37	91	75
Continent of Europe	197		149		23	15	41	30
Rest of World	172		139		21	19	49	51

Total revenue	$1,323		$1,112		$269	$232	$646	$565

Income before income taxes	$201	(1)	$145	(2)	$26	$29	$41	$35	(3)

(1)
Includes $18 million of unusual credits—World Trade Center.

(2)
Includes $8 million of unusual charges—World Trade Center.

(3)
Includes $45 million of unusual charges—World Trade Center.

	Insurance Brokerage and Other Services							Insurance Underwriting
					Consulting
Nine months ended Sept. 30 (millions):
	2002		2001		2002	2001		2002		2001
Revenue
United States	$1,906		$1,740		$503	$453		$1,363		$1,208
United Kingdom	783		670		112	110		261		225
Continent of Europe	652		550		71	53		109		91
Rest of World	506		423		64	57		168		156

Total revenue	$3,847		$3,383		$750	$673		$1,901		$1,680

Income before income taxes	$530	(1)	$349	(2)	$76	$77	(3)	$103	(4)	$158	(5)

(1)
Includes $18 million of unusual credits—World Trade Center and $6 million of credits related to business transformation.

(2)
Includes $187 million of expenses related to business transformation and $8 million of unusual charges—World Trade Center.

(3)
Includes $7 million of expenses related to business transformation.

(4)
Includes $8 million of spin-off expenses related to the planned divestiture of Combined Specialty.

(5)
Includes $45 million of unusual charges—World Trade Center and $24 million of expenses related to business transformation.

        Selected information for Aon's Corporate and Other segment follows:

	Third Quarter Ended Sept. 30,		Nine Months Ended Sept. 30,
Corporate and Other (millions)
	2002	2001	2002	2001
Revenue:
Limited partnership investments	$—	$7	$14	$(56)
Income from marketable equity securities and other investments	8	2	14	6

Revenue before one-time items and loss on disposals / write-downs and related expenses	8	9	28	(50)
Interest on tax refund	—	—	48	—
Loss on disposals / write-downs and related expenses*	—	(6)	(118)	(46)

Revenue	8	3	(42)	(96)

Expenses:
General expenses	27	18	72	57
Interest expense	32	31	91	98
Amortization of goodwill	—	30	—	88

Loss before income tax	$(51)	$(76)	$(205)	$(339)

*
Includes other than temporary investment impairment write-downs of $11 million and $1 million for the third quarter ended September 30, 2002 and 2001, respectively, and $120 million (including $56 million or $0.13 per share for the cumulative adjustment for other than temporary impairments that existed in prior financial reporting periods, of which $5 million pertains to first quarter 2002) and $34 million for the nine months ended September 30, 2002 and 2001, respectively.

7.    Goodwill and Other Intangible Assets

        In accordance with FASB Statement No. 142, all of Aon's goodwill will no longer be amortized. Goodwill and other intangible assets are allocated to various reporting units, which are either at its operating segments or one reporting level below the operating segment. In prior years, goodwill amortization has been systematically expensed in the Corporate and Other segment. Statement No. 142 requires Aon to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill. Fair value is estimated based on various valuation metrics, including revenue multiples, earnings before interest, taxes, depreciation and amortization and discounted cash flows.

        A reconciliation of the prior year's quarter and nine months year-to-date reported net income to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applied as of January 1, 2001 follows:

	Third Quarter Ended Sept. 30, 2001			Nine Months Ended Sept. 30, 2001
(millions, except per share amounts)	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share
Reported net income	$72	$0.26	$0.26	$120	$0.44	$0.44
Add back amortization (net of tax):
Goodwill	26	0.10	0.10	77	0.28	0.28
Intangible assets reclassified to goodwill	3	0.01	0.01	8	0.03	0.03
Less amortization (net of tax):
Other intangible assets—change in amortization periods	(2)	(0.01)	(0.01)	(4)	(0.02)	(0.02)

	$99	$0.36	$0.36	$201	$0.73	$0.73

Reported net income and net income per share for the third quarter and nine months ended Sept. 30, 2002	$128	$0.46	$0.46	$288	$1.04	$1.03

        The changes in the net carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

(millions)	Insurance Brokerage and Other Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2001 (note 2)	$3,239	$366	$237	$3,842
Goodwill acquired during the period	33	4	—	37
Foreign currency revaluation	117	1	1	119

Balance as of September 30, 2002	$3,389	$371	$238	$3,998

        Amortizable intangible assets by asset class follow:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
Balance as of December 31, 2001	$86	$80	$76	$242

Balance as of September 30, 2002	$75	$62	$67	$204

Range of years amortized	3 - 29	4 - 13	3 - 25

        Amortization expense for amortizable intangible assets for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 is estimated to be $52 million, $51 million, $41 million, $28 million and $26 million, respectively.

8.    Capital Stock

        During the first nine months 2002, Aon issued or reissued 2,457,000 shares of common stock for employee benefit plans and 317,000 shares in connection with the employee stock purchase plan. Aon purchased 74,000 shares of its common stock at a total cost of $2.9 million during the first nine months of 2002. There were 22.4 million shares of common stock held in treasury at September 30, 2002, of which all but 32,000 shares are restricted as to their reissuance.

9.    Capital Securities

        In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). The sole asset of Aon Capital A is $824 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.

10.    Business Combinations

        For the third quarter and nine months 2002, Aon made payments of $3 million and $8 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

        In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions. Together, these costs were primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million, and asset impairments of $37 million. All termination benefits have been paid. The remaining liability of $53 million is for lease abandonments and other exit costs.

        The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2000	$78
Cash payments in 2001	(19)
Cash payments in 2002	(8)
Foreign currency revaluation	2

Balance at September 30, 2002	$53

        All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the condensed consolidated statements of financial position.

11.    Business Transformation Plan

        In fourth quarter 2000, after formal approval by its Board of Directors, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign and accelerate growth. Costs of the plan include special charges and transition costs. In connection with the overall plan and strategic initiatives, the Company recorded total net expenses of $294 million in 2002, 2001 and 2000, of which $6 million of income and $218 million of expenses were recorded for the nine months ended September 30, 2002 and 2001, respectively, and are reflected in general expenses in the condensed consolidated statements of income.

        For the first nine months of 2001, expenses included costs related to termination benefits of $109 million, covering notification to 3,150 employees. Other costs to exit an activity of $21 million were incurred, which included $10 million for abandoned leases and $11 million for direct costs necessary to complete portions of the business transformation plan, cash settlements necessary to exit contractual obligations and other costs.

        Other expenses of $88 million were recorded in the first nine months of 2001. The Company has acted as a servicing agent for a limited partnership affiliated with automobile dealerships to provide auto financing to dealerships on a cooperative basis through various financing conduit facilities. The Company also has a general partnership interest in the limited partnership. Continued competition from financing provided by the financing arms of automobile manufacturers caused the Company to evaluate whether it wished to continue in this servicing partner relationship. In first quarter 2001, the Company elected to cease new servicing business and run off its existing service obligation. The limited partnership affiliated with automobile dealerships established allowances for uncollectible loan balances. In conjunction with the decision to discontinue new auto financing receivables, the limited partners are not obligated to contribute additional capital beyond what they have already provided for any shortfall in the reserves for their individual book of business. The Company is required to fund any shortfalls in accordance with the Company's limited recourse to the funding facility arranged by the servicing agent. The servicing agent estimated the liability that the Company would have for the existing shortfall at the time the Company decided to discontinue new auto loan financing under the facility. The Company recorded a charge to establish this obligation in accordance with FASB Statement No. 5, which amounted to an expense of $44 million. For the year 2000, the last full year of operation, these servicing operations, which were part of the Company's brokerage segment, generated revenue of $42 million and pretax income of $3 million.

        During the first nine months of 2001 the Company exited four other joint venture operations as a part of its business transformation process. For the year 2000, the last full year of operation, these joint ventures, which were part of the Company's brokerage segment, generated less than $1 million of revenue and incurred nearly $3 million of pretax losses. The total cost to exit these four joint ventures was $12 million. Additional expenses in the first nine months of 2001 included a provision of $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi. The expense included severance costs and expenses associated with the reassignment of agents, as well as estimated costs for resolving asserted and unasserted claims and suits. A $5 million expense was recorded relating to the write-down of certain agent receivables in conjunction with the restructuring of a worksite marketing agent commission pay structure and operations.

        Further fixed asset impairments of $10 million (of which $9 million related to information systems assets) were taken in the first nine months of 2001, as well as $3 million of other costs.

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

        For the third quarter and first nine months of 2002, Aon made payments of $9 million and $31 million, respectively, related to the business transformation plan.

        The following table sets forth the activity related to the liability for termination benefits and costs to exit an activity:

(millions)	Termination Benefits	Other Costs to Exit an Activity	Total
Expense charged in 2000	$54	$6	$60
Cash payments in 2000	(13)	(3)	(16)
Expense charged in 2001	109	21	130
Cash payments in 2001	(73)	(20)	(93)
Cash payments in 2002	(29)	(2)	(31)
Credit to expense in 2002	(6)	—	(6)
Foreign currency revaluation	1	—	1

Balance at September 30, 2002	$43	$2	$45

        All of Aon's unpaid liabilities relating to business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position.

12.    Income Per Share

        Income per share is calculated as follows:

	Third Quarter Ended September 30,		Nine Months Ended September 30,
(millions except per share data)
	2002	2001	2002	2001
Net income	$128	$72	$288	$120
Redeemable preferred stock dividends	(1)	(1)	(2)	(2)

Net income for dilutive and basic	$127	$71	$286	$118

Basic shares outstanding	276	272	275	268
Common stock equivalents	1	3	2	3

Dilutive potential common shares	277	275	277	271

Basic net income per share	$0.46	$0.26	$1.04	$0.44
Dilutive net income per share	$0.46	$0.26	$1.03	$0.44

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

        In January 2002, Aon settled certain of these liabilities. The settlements had no material effect on the condensed consolidated financial statements. As of September 30, 2002, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. These A&A related liabilities amounted to $49 million, net of reinsurance recoverables and other assets of $99 million.

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

        On August 30, 2002, two of the three carriers referred to above filed a complaint in the United States District Court for the District of Connecticut against the Aon brokerage subsidiary. The two carriers are currently involved in an arbitration proceeding with Allianz, related to the original litigation, in which Allianz seeks the recission of the reinsurance placements. These carriers also seek to recover from the Aon brokerage subsidiary any damages, costs and expenses, including legal fees, suffered by such carriers as a result of an adverse arbitration award. Aon believes that the Aon subsidiary has meritorious defenses and the Aon subsidiary intends to vigorously defend this claim. The remaining Unicover issues are complex, and therefore, the timing and amount of resolution cannot be determined at this time. In early October 2002, there was reportedly an award made by arbitrators in an arbitration held in New York among Unicover Managers, Inc., Unicover pool members and the three carriers referred to above. Aon has not received a copy of the arbitration award and therefore cannot make an informed statement as to its content.

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

        One of Aon's insurance subsidiaries is a defendant in several lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. In the second quarter 2002, Aon negotiated a compromise of several of the lawsuits and approximately 2,000 of the claims. In the third quarter of 2002, the settlement of approximately 1,000 of these claims has been concluded. The remainder of the settlements are still in the process of being documented and finalized, but Aon is not certain that the plaintiff's attorney will be able to deliver all of the releases promised. If not, the settlement may not be concluded. If this settlement is concluded, there will still be at least 2,700 threatened claims outstanding. Each of the remaining lawsuits and any threatened claim is being investigated and vigorously defended.

        On August 8, 2002, Daniel & Raizel Taubenfeld, a purported Aon stockholder, filed a putative class action lawsuit in the United States District Court in the Northern District of Illinois, Eastern Division, on behalf of purchasers of Aon Common Stock between May 4, 1999 and August 6, 2002. The complaint names Aon, Patrick G. Ryan, Chairman and Chief Executive Officer, and Harvey N. Medvin, Executive Vice President and Chief Financial Officer, as defendants, and contains allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act relating to Aon's press release issued on August 7, 2002. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount and an award of costs and expenses, including counsel fees. Aon intends to defend the action vigorously.

        There have been nine other putative class action lawsuits filed against Aon and certain of its officers and directors in the United States District Court in the Northern District of Illinois and that each is substantially similar to the lawsuit described in the immediately preceding paragraph. All of these actions have been consolidated with the Taubenfeld action and a lead plaintiff has been appointed by the court. Aon intends to defend each of these actions vigorously.

        Aon has also received a complaint which purports to be a shareholder's derivative action against the Company and each of the Company's directors. This complaint, which is styled Bernard Stern v. Patrick Ryan, et al. was filed in the United States District Court for the Northern District of Illinois on September 13, 2002. This lawsuit makes allegations which are substantially similar to the Taubenfeld lawsuit. Aon intends to defend this action vigorously.

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

15.    Unconsolidated Special Purpose Entities (SPEs) excluding PEPS I

        Certain of Aon's subsidiaries make loans to businesses for the financing of insurance premiums and then securitize the finance receivables through securitization transactions that meet the criteria for sale accounting in accordance with FASB Statement No. 140. These premium financing securitizations are accomplished through the use of special purpose entities which are considered qualifying SPEs ("QSPEs") pursuant to FASB Statement No. 140, and commercial paper bank conduits (multi-seller non-qualified SPEs). FASB Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries). Based on an analysis of the qualitative and quantitative factors of the multi-seller, non-qualified SPEs, Aon has determined that it is not the sponsor of the SPEs. Additionally, independent third parties (i) have made substantial equity investments in the SPEs, (ii) have voting control of the SPEs and (iii) generally have the risks and rewards of ownership of the assets of the SPEs. Based on these factors, Aon has determined non-consolidation to be the appropriate accounting treatment in accordance with current accounting guidance.

        At September 30, 2002, Aon's maximum credit risk under recourse provisions was approximately $97 million, which represents the extent of the limited recourse.

        Aon is also a general partner in a limited partnership ("LP") that purchased automobile installment contracts from automobile dealers and subsequently securitized these contracts through securitization transactions in accordance with the requirements of FASB Statement No. 140. Effective April 1, 2001, the LP ceased purchasing and securitizing new automobile installment contracts. Aon continues to service the LP's existing portfolio. Aon uses the equity method of accounting to record its share of the net income or loss of the LP. As of September 30, 2002, the amount of financing outstanding in this LP was $603 million with $153 million subject to limited recourse to Aon. The amounts for the LP have been included in Aon's disclosure because Aon has guaranteed a portion of the LP's maximum recourse obligations.

16.    Subsequent Events

        On October 31, 2002, the Company announced that its board of directors had declared a quarterly cash dividend of $0.15 per share payable on November 20, 2002 to common stockholders of record as of November 8, 2002. This was a reduction from the last quarterly dividend of $0.225 per share.

        On November 7, 2002, Aon completed a public offering of 36.8 million shares of its common stock at $17.18 per share, raising net proceeds of approximately $607 million. The offering was made pursuant to an existing shelf registration statement. Also on November 7, Aon completed a separate private offering of $300 million aggregate principal amount of 3.5% convertible senior debentures due 2012. Net proceeds from this offering were approximately $292 million. The debentures are unsecured obligations and, under certain circumstances, convertible into Aon common stock at an initial conversion price of approximately $21.475 per common share. The debentures were sold to qualified institutional buyers. The company has used the net proceeds from these two offerings to repay outstanding commercial paper and other short-term debt. A portion of the funds were invested and will be utilized to repay debt that is maturing in 2003.

        The expedited appeal referred to in Note 3 was recently granted.

        The settlement of the other approximately 1,000 claims referred to in Note 14 has not been concluded. Aon has taken the position that the plaintiff's attorney failed to deliver all of the promised releases and that the settlement is therefore rescinded.

Aon CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002

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

Information Concerning Forward-Looking Statements

        This quarterly report may contain certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, rating agency actions, the cost and availability of financing, changes in commercial property and casualty premium rates, the competitive environment, the actual cost of resolution of contingent liabilities and other loss contingencies, the ultimate impact of the business transformation plan, and the timing and resolution of related insurance and reinsurance issues relating to the events of September 11, 2001.

Planned Divestiture of Underwriting Business

        As previously disclosed, in April 2001, Aon's Board of Directors approved, in principle, a plan to spin-off its insurance underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies.

        When Aon reported second quarter 2002 results, the Company announced it was continuing to study alternatives to sell or partially spin-off its underwriting operations. At that time, a prompt sale of all or part of Aon's underwriting operations, at an acceptable price, was believed to be achievable within a reasonable timeframe, especially given unsolicited buying interest in the past. While Aon received indications of interest in its underwriting businesses, none was in an acceptable price range due to the unfavorable mergers and acquisitions environment. Proceeds from a sale of such businesses would have allowed the company to pay down short-term debt but it would have resulted in unacceptable dilution. A spin-off of part of Aon's underwriting operations was also determined to be impractical due to capital requirements. The Company in fourth quarter 2002 will have costs associated with the winddown of the expanded corporate and underwriting staff that was added in contemplation of the spin-off.

        During the first nine months of 2002, Aon incurred $8 million of expenses related to the planned divestiture. These expenses, recorded in general expenses in the condensed consolidated statements of income, primarily represent outside professional fees.

Business Transformation Plan

        In fourth quarter 2000, after final approval by its Board of Directors, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign, and accelerate revenue growth. The majority of the plan costs relate to the Insurance Brokerage and Other Services segment, principally in the U.S. and the United Kingdom, where most of Aon's offices and employees are located. Outside of U.S. retail brokerage, the business transformation plan has been substantially implemented and has delivered the expected benefits, including improved revenue growth and enhanced productivity. In U.S. retail brokerage, the plan entailed extensive process redesign following the rollout of a new policy management and accounting system (completed in 2000), and substantial job redesign based on functional expertise and the creation of four new client service centers. There were unexpected delays in implementing components of the plan due to challenges in handling higher volumes of information transfers between field operations and the client service centers as well as the destruction of Aon's largest and most advanced client service center, which was housed in the World Trade Center. This delay also adversely affected new business production, as attention was diverted from generating new accounts to completing client conversions and maintaining service to existing New York region clients from Aon's offices throughout the U.S. Expenses have been higher than expected, due in part to additional temporary employee expense necessary to complete the account conversions to the client service centers, as well as increased compensation for certain brokerage employees and the hiring of employees with specialized skills. The changing dynamics of the insurance marketplace following the World Trade Center disaster have also increased the time requirements and expense for handling certain job functions.

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

  •
  The Company's largest and most advanced retail brokerage client service center—an important element of the business transformation that had been built and staffed just months before—was destroyed on September 11th and had to be rebuilt in Manhattan while client work was rerouted to the remaining three client service centers in the U.S.;

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

        A summary of the business transformation costs by calendar year follows, with more complete descriptions following the summary table. The 2001 costs were incurred in the nine months ended September 30, 2001, but no costs were incurred in the third quarter ended September 30, 2001. The credit was recorded in the second quarter ended June 30, 2002.

(millions except per share data and employees data)	2000	2001	2002	Plan Total
Business Transformation Costs
Pretax expense (credit)	$82	$218	$(6)	$294
After-tax expense (credit)	50	133	(4)	179
Dilutive EPS	0.19	0.49	(0.01)	0.67
Pretax Expense by Type:
Termination benefits	$54	$109	$(6)	$157
# of employees (approximate)	750	3,150	—	3,900
Exit Costs, Impairments and Other Expenses	$28	$109	—	$137
Abandoned real estate or equipment losses	2	10	—	12
Impairment of fixed assets	20	10	—	30
Obligations related to automobile dealer partnerships	—	44	—	44
Exit of certain joint venture operations	—	12	—	12
Litigation matters and discontinuance of A&H business in one state	—	14	—	14
Commission receivable write-off	—	5	—	5
Direct costs to complete transformation, cash settlements and other costs	6	14	—	20

Total pretax expense (credit)	$82	$218	$(6)	$294

        In connection with the overall plan and other strategic initiatives, the Company recorded total net expenses of $294 million: $82 million ($50 million after tax or $0.19 per share) in 2000, $218 million ($133 million after tax or $0.49 per share) in the first nine months of 2001 and a credit of $6 million ($4 million after tax or $0.01 per share) in second quarter 2002. In recording these expenses, the Company followed the accounting guidance from EITF 94-3, SAB 100, FASB Statement No. 121 and FASB Statement No. 5. The expenses incurred under the guidance contained in EITF 94-3 and SAB 100 were recorded in the fourth quarter 2000 and first two quarters of 2001. In each quarter that the Company recorded accruals for either termination benefits and/or other costs to exit an activity, the Company had met all of the requirements contained in EITF 94-3 and SAB 100 prior to recording an accrual, although the Company's board approved the high-level plan in the fall of 2000. The reason that these expenses were incurred over three quarters was that different Company units completed detailed plans and satisfied the employee notification requirements in different timeframes. The $294 million excludes both transition costs primarily relating to parallel system processing and increased compensation for certain U.S. retail brokerage employees. These transition costs amounted to $30 million in 2001 and $10 million in 2002. The expenses pertaining to the Company's U.S. retail brokerage operation were approximately 19% of the total charge. The Company does not anticipate any additional one-time expenses from the business transformation plan.

        Expense amounts of $54 million and $109 million for termination benefits were included in 2000 and 2001, respectively, covering notification of approximately 750 employees in 2000 and

3,150 employees in 2001. A portion of the overall employment reduction was expected to be accomplished through normal attrition and, therefore, no expense was attributable to those reductions.

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

        Approximately 200 of the remaining notified/not terminated employees were to have their jobs terminated under a U.S. retail brokerage exit plan; however, the events of September 11 caused an unforeseeable delay in progress under this exit plan and ultimately reduced the total number of employees whose employment was to be terminated.

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

World Trade Center

        In the third quarter 2001, Aon recorded pretax unusual charges of $53 million, net of insurance and reinsurance recoveries, related to losses sustained as a result of the destruction of the World Trade Center on September 11, 2001 and the death of 175 employees. Costs incurred for this period included $29 million of destroyed depreciable assets at net book value and $30 million for salaries and benefits for missing employees and other costs. Offsetting these expenses were estimated insurance recoveries of $51 million as of third quarter 2001. These costs also included $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, and is partially offset by reinsurance recoveries of $147 million. Reinsurers have disputed their liability as to approximately $90 million of reinsurance recoveries under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon, and legal actions have been filed by both parties. In fourth quarter 2001, Aon recorded a pretax $90 million allowance for a potentially uncollectible receivable related to this dispute. On September 11, 2002, CICA's action with respect to the BTA policy was dismissed by the Court for the lack of subject matter jurisdiction. CICA is seeking an expedited appeal.

        In third quarter 2002, a partial settlement was reached with Aon's insurance carriers regarding reimbursement for depreciable assets destroyed. This settlement resulted in a pretax credit of $18 million, which is reported as an unusual credit—World Trade Center in the condensed consolidated statements of income.

Consolidated Results

        The consolidated results of operations follows:

	Three months ended		Nine months ended
(millions)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenue:
Brokerage commissions and fees	$1,551	$1,297	$4,505	$3,925
Premiums and other	607	510	1,780	1,510
Investment income	88	105	171	205

Total consolidated revenue	2,246	1,912	6,456	5,640

Expenses:
General expenses*	1,652	1,384	4,786	4,303
Benefits to policyholders	350	271	1,055	823
Interest expense	32	31	91	98
Amortization of intangible assets	13	40	38	118
Unusual charges (credits)—
World Trade Center	(18)	53	(18)	53

Total expenses	2,029	1,779	5,952	5,395

Income before income tax	$217	$133	$504	$245

Pretax margin	9.7%	7.0%	7.8%	4.3%

*
Includes $8 million in expenses for the nine months ended September 30, 2002 related to efforts to spin-off the underwriting business and $6 million of income and $218 million of expenses for the nine months ended September 30, 2002 and 2001, respectively, related to business transformation.

        Total revenue increased $334 million or 17% when compared to third quarter 2001. Excluding the effect of foreign exchange rates, revenues rose 15% over third quarter 2001, attributable principally to growth in brokerage commissions and fees and an increase in premiums and other which more than offset a decline in investment income, due to higher impairment write-downs along with lower interest rates. For the first nine months of 2002, revenues rose $816 million, or 14% over last year. Foreign exchange rates were not a factor in the nine month comparison. Increases occurred in brokerage commissions and fees and premiums and other. Investment income declined year over year as higher impairment write-downs in 2002 more than offset a one-time tax related item of $48 million and a positive valuation change in limited partnerships in 2002 versus reduced valuations last year.

        Brokerage commissions and fees increased $254 million or 20% in third quarter 2002 and $580 million or 15% on a year over year basis. This improvement was primarily from organic growth (including the impact of increased premium rates, increased new business and outsourcing contracts), and to a lesser extent, 2001 business combination activity, especially First Extended, Inc. and ASI Solutions Incorporated (ASI).

        Premiums and other is primarily related to insurance underwriting operations. Premiums and other improved $97 million over third quarter 2001 and rose $270 million or 18% in the first nine months of 2002. For both periods, growth in the accident and health lines, new business initiatives and new specialty property and casualty lines was somewhat offset by the impact of the prior loss of some accounts in the warranty business.

        Investment income, which includes related expenses and income or loss on disposals and impairments, decreased by 16% in the third quarter 2002 when compared to prior year. Other than temporary impairment write-downs for certain directly owned investments were $10 million higher than last year. In addition, income decreased due to lower returns resulting from reductions in short-term interest rates from 2001. In December 2001, Aon sold the vast majority of its limited partnership (LP) portfolio. The remaining LP's posted a positive change in valuation versus reduced valuations in 2001, somewhat offsetting the decline. Year-to-date, investment income declined by $34 million. The Company has always had a policy of reviewing the investment portfolio of its subsidiaries for potential impairments. As a result of comments from the staff of the Securities and Exchange Commission, the Company is recognizing other than temporary impairments over a shorter time horizon with respect to equity and certain below investment grade fixed maturity securities which have been trading below cost. The Company took a $56 million charge in second quarter 2002 for other than temporary impairments to date under this new policy and has agreed to modify its policy prospectively. See note 1 for the revised impairment recognition policy. Investment income was also impacted by the receipt in first quarter 2002 of $48 million due to a tax related settlement. Investment income from Insurance Brokerage and Other Services and Consulting segments, primarily relating to fiduciary funds, decreased $7 million and $39 million in third quarter and nine months 2002, respectively, compared to similar periods in 2001, primarily as a result of declines in rates.

        Total expenses increased $250 million or 14% over third quarter 2001. Expenses in 2002 include an $18 million credit due to a partial settlement with the Company's insurance carriers regarding reimbursement for depreciable assets destroyed in the World Trade Center. Expenses in 2001 include $53 million in unusual charges also related to the World Trade Center (see note 3). Total expenses, excluding these items, rose 19%. General expenses increased $268 million or 19% in the quarter, reflecting growth of the businesses, risk management and litigation reserve items in the insurance brokerage and other services segment, and higher overall pension plan costs. Benefits to policyholders rose $79 million or 29% due to higher loss ratios and an increased payout ratio of benefits to policyholders versus net premiums earned. Interest expense was up slightly as lower short-term interest rates were offset by an increase in total debt outstanding. Amortization of intangible assets declined $27 million from 2001 as goodwill was not amortized in 2002 in accordance with FAS 142 (see note 7).

        For nine months 2002, total expenses increased $557 million or 10% over 2001. In addition to the World Trade Center items noted above, year-to-date expenses include $8 million of costs related to the planned divestiture of Combined Specialty and a credit of $6 million reflecting the reversal of certain termination benefits previously incurred as part of the business transformation plan. In 2001, $218 million of expenses were recognized for the business transformation plan. Total expenses, excluding the above expenses, rose 16%. General expenses increased $483 million or 11% for the first nine months 2002. Excluding the items related to the divestiture of Combined Specialty, the reversal of termination benefits, and the business transformation plan, general expenses rose 17% over the first nine months 2001. This increase is primarily due to the growth of the business, higher costs in the U.S. retail brokerage business in the first half of the year, risk management and non-claim litigation reserves, increased bad debt allowance due to National Program Services, Inc. (NPS), and higher pension plan costs. Benefits to policyholders rose 28% to $1.1 billion, reflecting higher loss ratios, issues related to NPS and an increased payout ratio of benefits to policyholders versus net premiums earned. Interest expense fell $7 million or 7%, driven by lower short-term interest rates. Amortization of intangible assets decreased $80 million as goodwill was not amortized in 2002.

        For the quarter, income before income tax increased $84 million to $217 million. Excluding the one-time items discussed above, income before income tax increased 7% from last year. For the first nine months 2002, income before income tax rose from $245 million to $504 million. Excluding the one-time items discussed above, income before tax decreased 5% from $516 million to $488 million.

        Third quarter 2002 net income rose to $128 million ($0.46 per both dilutive and basic shares) compared to $72 million ($0.26 per both dilutive and basic shares) in 2001. Year-to-date, 2002 net income rose to $288 million ($1.03 per dilutive share) compared to $120 million ($0.44 per dilutive share) in 2001. Basic net income per share was $1.04 and $0.44 for the first nine months of 2002 and 2001, respectively. Dividends on the redeemable preferred stock have been deducted from net income to compute income per share. The exclusion of goodwill amortization in 2002 contributed to Aon's effective tax rate declining to 37% for both the third quarter and first nine months 2002 from 39% in both comparable periods for 2001.

Operating Segments

        The operating segment results of operations follows:

	Three months ended				Nine months ended
(millions)	Sept. 30, 2002		Sept. 30, 2001		Sept. 30, 2002		Sept. 30, 2001
Operating segment revenue:
Insurance brokerage and other services	$1,323		$1,112		$3,847		$3,383
Consulting	269		232		750		673
Insurance underwriting	646		565		1,901		1,680

Total operating segments	2,238		1,909		6,498		5,736

Income before income tax:
Insurance brokerage and other services	201	(A)	145	(B)	530	(C)	349	(D)
Consulting	26		29		76		77	(E)
Insurance underwriting	41		35	(F)	103	(G)	158	(H)

Total income before income tax—operating segments	$268		$209		$709		$584

Pretax Margins:
Insurance brokerage and other services	15.2%		13.0%		13.8%		10.3%
Consulting	9.7		12.5		10.1		11.4
Insurance underwriting	6.3		6.2		5.4		9.4
Total operating segments	12.0%		10.9%		10.9%		10.2%

(A)
Includes $18 million of unusual credits—World Trade Center.

(B)
Includes $8 million of unusual charges—World Trade Center.

(C)
Includes $18 million of unusual credits—World Trade Center and $6 million of credits related to business transformation.

(D)
Includes $8 million of unusual charges—World Trade Center and $187 million of expenses related to business transformation.

(E)
Includes $7 million of expenses related to business transformation.

(F)
Includes $45 million of unusual charges—World Trade Center.

(G)
Includes $8 million of spin-off expenses related to the planned divestiture of Combined Specialty.

(H)
Includes $45 million of unusual charges—World Trade Center and $24 million of expenses related to business transformation.

Insurance Brokerage and Other Services

        The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage operations as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. This segment represented 59% of Aon's total operating segment revenues for both the third quarter and first nine months 2002, respectively.

        Third quarter 2002 Insurance Brokerage and Other Services revenue was $1.3 billion, up 19% over last year. Excluding foreign exchange, revenues rose 16%. Year-to-date, revenues of $3.8 billion improved 14% over the previous year. Excluding foreign exchange, revenues grew 13%. Organic revenue growth was 18% in the quarter and 13% for first nine months 2002. U.S. and international retail, reinsurance and wholesale brokerage all posted solid revenue growth for both periods. Reported revenues were impacted by a decline in investment income of $6 million and $36 million for the third quarter and first nine months 2002, respectively, due to lower interest rates.

        U.S. revenue of $676 million for the quarter was up 13% from 2001. For the first nine months, revenues climbed 10% to $1.9 billion. The increase for both periods reflects fundamental growth, improved pricing and the impact of acquisitions, all of which more than offset a fall off of investment income due to lower interest rates. U.S. and international retail, reinsurance and wholesale brokerage performed well. U.S. retail's organic growth rose significantly over 2001 for both the quarter and year-to-date periods. Commercial property and casualty premium rate increases were evident for most lines of coverage and client demand for risk retention programs and services has risen along with the upward trend in premium rates. U.K. and Continent of Europe revenues of $475 million for the third quarter and $1.4 billion for the first nine months 2002 increased 26% and 18%, respectively, from 2001, primarily due to organic growth. Rest of world revenue increased $33 million or 24% over third quarter 2001 and $83 million or 20% over the first nine months 2001, reflecting solid organic growth resulting from new business, good renewal rates and the positive impact of hardening insurance markets.

        Pretax income was $201 million for the third quarter 2002, an increase of 39% from 2001. Excluding a 2002 credit of $18 million due to a partial settlement with Aon's insurance carriers related to the World Trade Center and a 2001 unusual charge resulting from the destruction of the World Trade Center of $8 million, pretax income rose 20% from 2001. Pretax margins were 15.2% in the quarter compared to 13.0% in 2001. Excluding the above items, pretax margins were flat to last year at 13.8%. Improvements in U.S. retail and worldwide reinsurance were offset by lower investment income and higher pension costs. Year-to-date, pretax income was $530 million. Excluding the impact of the items discussed above, a 2002 credit of $6 million for the reversal of expenses previously incurred for termination benefits and 2001 business transformation plan expenses, pretax income of $506 million declined $38 million or 7% from nine months 2001. Pretax margins were 13.8% and 10.3% for the first nine months of 2002 and 2001, respectively. Excluding impact of the one-time items noted above, pretax margins were 13.2% and 16.1% for 2002 and 2001, respectively. Higher costs in certain parts of the U.S. retail business, due to delays in the business transformation process, including expense to run parallel systems longer than expected, along with increased compensation costs, including higher pension costs, contributed to the margin decline. Additional impacts in the year-to-date comparison include the decline in investment income, lower claims handling and managing general underwriting revenue. These items more than offset strong organic growth and business transformation savings.

Consulting

        The consulting segment provides a full range of human capital management services. These services are delivered to a predominately corporate clientele utilizing five practices: employee benefits, compensation, management consulting, outsourcing and human resource communications. This segment accounted for 12% of Aon's total operating segment revenues for both the third quarter and first nine months 2002.

        Third quarter 2002 revenue increased 16% to $269 million. Excluding foreign exchange rate impact, revenues grew 14%. For the first nine months, revenues of $750 million represent a 11% increase over 2001. Foreign exchange rates did not have an impact. Revenue grew 15% and 8% on an organic basis for the third quarter and first nine months 2002, respectively. On a global basis, the improvement in revenue was influenced by organic growth as well as acquisition activity, especially the inclusion of ASI, acquired in the second quarter 2001. The AT&T human resources outsourcing agreement (the AT&T agreement), which began in the second quarter of 2002, was a significant contributor to organic revenue growth in the third quarter. Client demand for solutions that enhance workforce productivity continued. However, the worsening economy has put some pressure on organic revenue growth.

        For the quarter, U.S. revenue of $186 million was up 16% from 2001. For the first nine months, revenues climbed 11% to $503 million. The improvement primarily reflects the AT&T agreement, especially for the third quarter. U.K. and Continent of Europe revenue rose $10 million for the quarter and $20 million for the first nine months, compared to 2001, driven by organic revenue growth. Rest of World revenue rose $2 million for the quarter and $7 million for nine months compared to 2001.

        Pretax income was $26 million for the quarter, a 10% decrease over last year. Year-to-date, pretax income was $76 million, a 1% decline from the previous year. Excluding the impact of the business transformation plan, year-to-date pretax income fell $8 million or 10%. Pretax margins in this segment were 9.7% in the quarter compared to 12.5% in 2001. Year-to-date, the pretax margin was 10.1% versus 11.4% in 2001. Adjusted to exclude the business transformation plan, the margin in 2001 was 12.5%. For both periods, margin comparisons were negatively influenced by sizeable new human resources outsourcing contracts. These contracts are expected to provide very favorable returns over the life of the multi-year agreements. However, up-front investment costs to support the new business causes margins to be significantly lower in the early years compared with the later years when margins increase. In addition, the deferment of discretionary projects by clients, as well as the effects of a weak economy hurt pretax margins.

Insurance Underwriting

        The Insurance Underwriting segment provides supplemental accident and health and life insurance coverage through several distribution networks, most of which are directly owned by Aon's subsidiaries, and specialty property and casualty insurance, including extended warranty products. This segment represented 29% of Aon's total operating segment revenues for both the third quarter and nine months 2002, respectively.

        Revenue was $646 million in the third quarter 2002, an increase of 14% from 2001. Excluding the impact of exchange rates, revenues rose 11% for the quarter. Year-to-date, revenues of $1.9 billion in 2002 were a 13% increase over 2001. Foreign exchange rates were not a factor in the year-to-date period. For both periods, improvement over last year principally reflects the impact of strong organic growth, along with acquisitions. Organic revenue growth in the underwriting segment was 10% for the quarter. New specialty property and casualty insurance business and newer accident and health insurance programs factored into the reported revenue increase. Partially offsetting core business growth was lower investment income as well as the prior loss of several accounts in the extended warranty business.

        U.S. revenue increased $56 million in the third quarter 2002 to $465 million. For nine months 2002, revenues rose 13% from 2001 to $1.4 billion. The increase in both periods was driven by higher revenues reflecting new product initiatives and, for the year-to-date period, increased revenues for traditional accident and health products. U.K. and Continent of Europe revenue increased $27 million or 26% for the quarter and $54 million or 17% for the first nine months 2002, respectively, compared to 2001. Rest of World revenue was $49 million for the third quarter, a decline of $2 million from 2001. Year-to-date, revenue of $168 million represents a $12 million improvement over 2001.

        The pretax income for the quarter was $41 million, an increase of 17% from 2001. Excluding the unusual charge of $45 million in 2001 related to the World Trade Center, pretax income declined 49% from 2001.    Pretax margins for the quarter were 6.3% and 6.2% for 2002 and 2001, respectively. Excluding charges related to the World Trade Center in 2001, pretax margins were 14.2% for 2001. The decline in margins for the quarter was due in part to staff build up costs for specialty property and casualty insurance underwriting. The costs related to adding new resources exceeded specialty property and casualty premiums earned. Many of these expenses will continue into the fourth quarter 2002. In addition, the loss of certain warranty accounts, the decline in investment income and an increased payout of benefits compared to net premiums earned contributed to the margin declines. For the first nine months, pretax income of $103 million decreased from $158 million in 2001. Excluding expenses related to the planned divestiture of $8 million in 2002 and expenses related to both the World Trade Center and the business transformation in 2001, pretax income was $111 million in 2002, a 51% decline from $227 million in 2001. Pretax margins were 5.4% in 2002 and 9.4% in 2001. Excluding the items discussed above, margins were 5.8% and 13.5% in 2002 and 2001, respectively. The principal causes of the decline in pretax income and margins for year-to-date were an increased payout ratio of benefits to policyholders versus premiums earned, issues involving NPS, as discussed below, a decline in investment income, and staff build up costs for specialty property and casualty underwriting. During the fourth quarter 2002, additional costs will be incurred associated with the winddown of the underwriting staff that was added in contemplation of the spin-off.

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

        In March 2002, NPS informed CSIC that it needed some accommodation in order to meet its payment obligations to CSIC. Based on discussions with NPS at that time, CSIC believed that the amounts receivable from NPS as of March 31, 2002 would be paid, although most likely over a longer period of time. However, based on preliminary information provided in these discussions, CSIC commenced a more in depth review of the NPS situation and a legal evaluation of whether NPS had breached its contractual obligations.

        In May 2002, CSIC filed a lawsuit against NPS alleging breach of contract and failure to perform its obligations under the managing general agent agreement. Among other relief, CSIC sought an order restraining NPS from withdrawing or using funds paid to NPS on behalf of policyholders for insurance coverage with CSIC and requiring NPS to produce accounting records and other documents for an immediate audit by CSIC. On May 3, 2002, the court entered a Consent Order granting the injunctive relief requested by CSIC.

        NPS ceased handling CSIC business in May 2002. CSIC is now running off the remaining business placed by NPS with CSIC and overseeing the handling of the related claims. During the process of running off the existing business, CSIC representatives determined that due to the mix of actual policies issued, individual risk selection decisions and premium credits granted, the net exposures were somewhat greater and actual premium rates charged were less than the original estimates. In second quarter 2002 an additional $21 million was provided to increase the loss ratios and for other expenses. CSIC has also recorded an allowance against the $15 million receivable owed by NPS. No cash has been received to date directly from NPS. However, during third quarter 2002, CSIC collected approximately $4 million on surety bonds that secured certain accounts receivable for business placed through NPS.

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

        Corporate and Other revenue for the third quarter 2002 was $8 million compared to $3 million in the third quarter 2001 reflecting realized gains from investments. Total realized gains were partially offset by losses on certain derivative hedges and realized losses in the international markets. In the third quarter, other than temporary impairments of $11 million were recognized. In December 2001, Aon sold the vast majority of its limited partnership (LP) portfolio to PEPS I. The remaining LP's provided a positive change in valuation versus reduced valuations in 2001. For the first nine months, negative revenue of $42 million was a significant improvement over negative revenue of $96 million in 2001. The improvement in revenue was driven by a positive change in the valuation of the remaining LP's in 2002 versus reduced valuations in 2001, as well as $48 million of interest income received in the first quarter due to the settlement of a prior year tax related issue. These items were somewhat offset by increased other than temporary investment impairments of $86 million, which includes a $56 million cumulative effect of the change in policy for recognizing other than temporary impairments, of which $5 million pertains to first quarter 2002, taken in the second quarter.

        The fixed-maturity portfolio had a $41 million gross unrealized loss at September 30, 2002, including $6 million related to deferred amortizable derivative losses, and is subject to interest rate risk, market risk and credit risk. The equity portfolio is comprised of non-redeemable preferred stocks and private and publicly-traded common stocks. The non-redeemable preferred stock portfolio had a $1 million gross unrealized loss and is subject to interest rate risk, market risk, credit risk and illiquidity risk. The common stock portfolio had no gross unrealized loss at September 30, 2002 and is subject to illiquidity risk, concentration risk, and operating performance risk relative to private equities and market risk relative to publicly-traded stocks. Aon's portfolios are highly diversified but remain exposed to market, equity and credit risk.

        The following table contains an analysis of Aon's investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $6 million) as of September 30, 2002:

Investment Positions with Unrealized Losses Segmented by Quality and Period of Continuous Unrealized Loss*
As of September 30, 2002

	Investment Grade				Non-Investment Grade				Not Rated
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	Grand Total
FIXED MATURITIES
# of positions	24	6	42	72	15	1	3	19	—	—	—	—	91
Fair Value	$75	$25	$243	$343	$34	$6	$1	$41	$—	$—	$—	$—	$384
Cost or Amortized Cost	77	26	268	371	40	7	1	48	—	—	—	—	419
Unrealized Loss	(2)	(1)	(25)	(28)	(6)	(1)	—	(7)	—	—	—	—	(35)
EQUITIES; PREFERRED
# of positions	6	—	1	7	—	—	—	—	—	—	—	—	7
Fair Value	$19	$—	$—	$19	$—	$—	$—	$—	$—	$—	$—	$—	$19
Cost	20	—	—	20	—	—	—	—	—	—	—	—	20
Unrealized Loss	(1)	—	—	(1)	—	—	—	—	—	—	—	—	(1)
EQUITIES; COMMON
# of positions	—	—	—	—	—	—	—	—	—	1	5	6	6
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$3	$4	$4
Cost	—	—	—	—	—	—	—	—	—	1	3	4	4
Unrealized Loss	—	—	—	—	—	—	—	—	—	—	—	—	—
OTHER
# of positions	—	—	—	—	—	—	—	—	1	—	—	1	1
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$10	$—	$—	$10	$10
Cost	—	—	—	—	—	—	—	—	27	—	—	27	27
Unrealized Loss	—	—	—	—	—	—	—	—	(17)	—	—	(17)	(17)
TOTAL
# of positions	30	6	43	79	15	1	3	19	1	1	5	7	105
Fair Value	$94	$25	$243	$362	$34	$6	$1	$41	$10	$1	$3	$14	$417
Cost or Amortized Cost	97	26	268	391	40	7	1	48	27	1	3	31	470
Unrealized Loss	(3)	(1)	(25)	(29)	(6)	(1)	—	(7)	(17)	—	—	(17)	(53)
% of Total Unrealized Loss	6%	2%	47%	55%	11%	2%	0%	13%	32%	0%	0%	32%	100%

*
For categorization purposes, the Company considers any rating of Baa or higher by Moody's (or equivalent rating agency) to be investment grade.

        At September 30, 2002, Aon's diversified fixed-maturity portfolio of $1.9 billion had 91 positions and $35 million of total gross unrealized losses, excluding deferred amortizable derivative losses. No single position had an unrealized loss greater than $3 million. Aon's total fixed-maturity portfolio is 94% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 89% investment grade and have a weighted average rating of "A" based on amortized cost.

        At September 30, 2002, Aon's equity portfolio of $147 million, including non-redeemable preferred stocks, had 13 positions and $1 million of total gross unrealized losses.

        Investments classified as other investments in the condensed consolidated statements of financial position had a $17 million gross unrealized loss at September 30, 2002. The gross unrealized loss relates to preferred stock interests of PEPS I, a QSPE, acquired on December 31, 2001. These preferred stock interests represent beneficial interests in securitized limited partnership investments. The fair value of the private preferred stock interests is dependent on the value of the limited partnership investments held by PEPS I. Management assesses other than temporary declines in the fair value below cost using a financial model that considers the value of the underlying limited partnership investments of PEPS I and the nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

        Aon's non publicly-traded fixed maturity portfolio had a carrying value of $156 million at September 30, 2002, including $115 million in notes received from PEPS I on December 31, 2001 related to the securitization of limited partnerships and $31 million in notes issued by PEPS I to Aon during the first nine months of 2002. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

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

        Corporate and Other expenses for the quarter were $59 million, down $20 million from the same period last year. Goodwill amortization was $30 million for the third quarter 2001. In accordance with Statement No. 142, which Aon adopted on January 1, 2002, Aon no longer amortizes goodwill. However, Aon is required to test annually for impairments. General expenses rose $9 million over the previous year due in part to expenses related to new management personnel for Combined Specialty. Interest expense for the third quarter was up slightly compared to the prior year, as lower interest rates were offset by higher average debt levels. For the first nine months of 2002, Corporate and Other expenses were $163 million, compared to $243 million last year. Goodwill amortization was $88 million in 2001. General expenses increased $15 million due in part to expenses related to the corporate function of Combined Specialty. Interest expense declined $7 million, reflecting lower interest rates.

        The revenue and expense comparisons discussed above contributed to the overall Corporate and Other pretax loss of $51 million in the quarter versus a loss of $76 million last year. The year-to-date loss of $205 million in 2002 was $134 million better than 2001.

Cash Flow and Financial Position
at the End of Third Quarter 2002

        Cash flows from operating activities represent the net income earned by Aon in the reported periods adjusted for non-cash charges as well as changes in assets and liabilities. Cash flows provided by operating activities for the first nine months 2002 were $1.1 billion, a $371 million increase over the same period in 2001. Net income rose $168 million from 2001, driven by World Trade Center and business transformation costs taken last year. Insurance operating assets and liabilities, net of reinsurance contributed $199 million additional cash flow this year. This increase is primarily due to the specialty property and casualty group (which includes extended warranty) having increased its insurance retention position with several programs, new specialty property and casualty business in the third quarter 2002 and growth in new accident and health insurance programs. Other receivables and liabilities increased $96 million over last year, driven by timing of the collection of brokerage receivables and payment of insurance premiums payables and the timing of accruals.

        Investing activities used cash of $70 million, versus cash used of $650 million in 2001. The net sale of investments provided cash of $657 million during the first nine months of 2002. This was offset by the net purchase of short-term investments of $491 million. In 2001, purchases of short-term investments used $558 million, while net sales of investments generated cash of $175 million.

        Cash of $503 million was used during the first nine months of 2002 for financing activities, which was $143 million less than was utilized in 2001. The lower usage of cash from last year is primarily due to an increase in both short and long-term debt issued in 2002 versus $252 million of debt paid down in 2001. In 2001, a significant amount of U.S. commercial paper was repaid, in part due to utilizing cash from a dividend received from one of Aon's insurance company subsidiaries. No such dividend was received in 2002 to date. Partially offsetting this reduction were increased redemptions of investment-type contracts over 2001.

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

        On October 31, 2002, Moody's Investors Service lowered its rating on Aon's senior debt to the current rating of Baa2 from Baa1. Moody's also placed the rating of Aon's senior debt and the P-2 rating of the company's commercial paper under review for possible future downgrade. On November 14, 2002, Moody's affirmed its rating and removed its rating on Aon from Credit Watch to stable outlook. On November 8, 2002, Standard & Poor's Ratings Services affirmed its A- rating on Aon's senior debt and classified the outlook as stable. As a result of the actions taken by the rating agencies on October 31 and November 8, 2002, Aon has been required, in lieu of its existing guarantees, to fund an aggregate of approximately $43 million with respect to its automobile finance securitization. A further downgrade in the credit ratings of Aon's senior debt and commercial paper will increase the company's borrowing costs and reduce its financial flexibility.

        Any such further downgrade may trigger a further obligation of the company to fund an aggregate of up to $265 million, mainly with respect to its premium finance and automobile finance securitizations, which amount Aon expects will decline over time as the outstanding automobile finance loan securitization portfolio runs down. Moreover, some of the company's debt instruments, such as the floating rate notes due 2003 ($150 million of which are outstanding) and the 6.20% notes due 2007 ($250 million of which are outstanding), expressly provide for interest rate increases in the case of certain ratings downgrades. Similarly, any such downgrade would increase Aon's commercial paper interest rates or may result in an inability to access the commercial paper market altogether. If Aon cannot access the commercial paper market, although the company has committed backup lines in excess of currently outstanding commercial paper borrowings, Aon cannot assure that it would not adversely affect the company's financial position.

        The decline of worldwide financial markets has negatively impacted the fair value of the assets included in Aon's pension plans. Aon currently estimates that this will cause an after-tax increase to the minimum pension liability and a commensurate reduction in year end 2002 stockholders' equity of

$450 million to $550 million. Aon measures the pension obligations for the international pension plans using a September 30 measurement date, and for U.S. plans a November 30 measurement date. This non-cash adjustment will not affect 2002 earnings. For 2003, Aon's pension expense is projected to increase by $130 to $160 million as compared to amounts recorded in 2002. Cash contributions for the defined benefit pension plans are expected to be $60 million to $90 million for 2003. In addition, under certain circumstances Aon may be required to contribute significant additional amounts to its pension plans to satisfy certain provisions of the principal credit facility which supports Aon's commercial paper program. Aon expects, however, to amend or replace such credit facilities.

        On November 7, 2002, Aon completed a public offering of 36.8 million shares of its common stock at $17.18 per share, raising net proceeds of approximately $607 million. The offering was made pursuant to an existing shelf registration statement. Also on November 7, Aon completed a separate private offering of $300 million aggregate principal amount of 3.5% convertible senior debentures due 2012. Net proceeds from this offering were approximately $292 million. The debentures are unsecured obligations and, under certain circumstances, convertible into Aon common stock at an initial conversion price of approximately $21.475 per common share. The debentures were sold to qualified institutional buyers. The company has used the net proceeds from these two offerings to repay outstanding commercial paper and other short-term debt. A portion of the funds were invested and will be utilized to repay debt that is maturing in 2003.

        Due to the contractual nature of its insurance policyholder liabilities, which are primarily intermediate to long-term in nature, Aon has invested primarily in fixed maturities. With a carrying value of $1.9 billion, Aon's total fixed maturity portfolio is invested primarily in investment grade holdings (94%) and has a fair value that is 101% of amortized cost at September 30, 2002.

        Total assets of $24.3 billion increased $2.0 billion since year-end 2001. Invested assets at September 30, 2002 increased $120 million from year-end levels. The amortized cost of less than investment grade fixed maturity investments at September 30, 2002 was $123 million. The carrying value of non-income producing investments in Aon's portfolio at September 30, 2002 was $19 million, or 0.3% of total invested assets.

        Short-term borrowings increased at the end of third quarter 2002 by $63 million when compared to year-end 2001 due to higher domestic borrowings, which offset lower international debt. At the end of third quarter 2002, notes payable increased by $168 million when compared to year-end 2001. The increase was due primarily to higher U.S. commercial paper borrowings of $183 million, as additional cash was needed at quarter end in anticipation of repaying $100 million of long-term debt maturing in October 2002. A portion of commercial paper borrowings have been included in notes payable based on Aon's intent and ability to maintain or refinance these obligations on a long-term basis through 2005.

        Stockholders' equity increased $248 million during the first nine months of 2002, reflecting net income before preferred dividends of $288 million. Partially offsetting the increase were dividends paid to stockholders of $186 million. Accumulated other comprehensive loss improved $146 million since December 31, 2001. Net foreign exchange losses improved by $74 million due primarily to the weakening of the U.S. dollar versus certain foreign currencies in the second quarter. Net unrealized investment gains of $13 million was a $55 million increase over year-end, driven principally by the recognition of $120 million pretax ($76 million after tax) write-downs of other than temporary impairments in the condensed consolidated statement of income during the nine months ended September 30, 2002. There was no impact to aggregate stockholders' equity for these write-downs.

        At September 30, 2002, stockholders' equity per share was $13.60, up from $12.82 at December 31, 2001 as the higher stockholders' equity balance more than offset the increased number of shares outstanding since year-end.

Item 4.    Controls and Procedures

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation (the "Evaluation") of the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this quarterly report on Form 10-Q and have determined that such controls and procedures are designed in such a way to ensure that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There were no significant changes in the Company's internal controls, or in other factors that could significantly affect these controls, subsequent to the date the Evaluation was completed.

Review by Independent Auditors

        The condensed consolidated financial statements at September 30, 2002, and for the three and nine months then ended have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
Aon Corporation

        We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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
November 11, 2002

PART II

OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits—The exhibits filed with this report are listed on the attached Exhibit Index.

  (b)
  Reports on Form 8-K—The Registrant filed four current reports on Form 8-K during the quarter ended September 30, 2002 and 3 additional current reports thereafter.
  (i)
  The Registrant filed a Current Report on Form 8-K dated August 7, 2002, announcing its results of operations for the quarter and six months ended June 30, 2002 and other matters. The following exhibit was included in the report: Exhibit 99—Portions of press release issued on August 7, 2002.

  (ii)
  The Registrant filed a Current Report on Form 8-K dated August 14, 2002, announcing that the Registrant has resolved all SEC comment letter items and other matters. The following exhibit was included in the report: Exhibit 99—Press release issued August 14, 2002.

  (iii)
  The Registrant filed a Current Report on Form 8-K dated August 14, 2002, announcing that both its Principal Executive Officer and Principal Financial Officer submitted to the Securities and Exchange Commission a sworn statement pursuant to Securities and Exchange Commission Order No. 4-460. The following exhibits were included in the report: Exhibit 99.1 and 99.2—Statement Under Oath of Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings.

  (iv)
  The Registrant filed a Current Report on Form 8-K dated September 20, 2002, announcing that on September 20, 2002 the Board of Directors of Aon Corporation amended Aon's By-Laws to establish an advance notice procedure for stockholders to nominate director candidates or bring other business before an annual meeting of stockholders. The following exhibit was included in the report: Exhibit 3.2—By-Laws of the Registrant.

  (v)
  The Registrant filed a Current Report on Form 8-K dated October 31, 2002, announcing its results of operations for the quarter and nine months ended September 30, 2002 and other matters. The following exhibit was included in the report: Exhibit 99—Portions of press release issued on October 31, 2002.

  (vi)
  The Registrant filed a Current Report on Form 8-K dated November 4, 2002, announcing its intention to offer convertible debt in a private placement. The following exhibit was included in the report: Exhibit 99—Press Release issued on November 4, 2002.

  (vii)
  The Registrant filed a Current Report on Form 8-K dated November 7, 2002, announcing the completion of its common stock offering and separate private offering of convertible debentures. The following exhibit was included in the report: Exhibit 99—Press Release issued November 7, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AON CORPORATION (Registrant)
November 14, 2002	By:	/s/ HARVEY N. MEDVIN Harvey N. Medvin Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ PATRICK G. RYAN Patrick G. Ryan Chief Executive Officer

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ HARVEY N. MEDVIN Harvey N. Medvin Chief Financial Officer

Aon CORPORATION

Exhibit Number
In Regulation S-K

Item 601 Exhibit Table

*3(d)	Amended By-laws of the Registrant—incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed October 4, 2002.
4(a)	Indenture dated as of November 7, 2002 between the Registrant and The Bank of New York, as trustee (including form of note).
4(b)	Registration Rights Agreement dated as of November 7, 2002 between the Registrant and Morgan Stanley & Co. Incorporated.
10(x)
Three Year Credit Agreement dated as of February 8, 2002 among Aon Corporation, the Lenders named therein, Bank One, NA, as Agent and Citibank N.A., ABN AMRO Bank N.V. and First Union National Bank, as Syndication Agents.
10(y)
364-Day Credit Agreement dated as of February 8, 2002 among Aon Corporation, the Lenders name therein, Bank One, NA, as Agent and Citibank, N.A., ABN AMRO Bank N.V. and First Union National Bank, as Syndication Agents.
10(z)
Credit Agreement dated September 24, 2001 relating to (i) a multicurrency revolving loan facility of euro 250,000,000 and (ii) a 364 days facility of euro 250,000,000 among Aon Corporation, as Guarantor, Aon Finance Limited, Aon France S.A., Aon Group Nederland B.V., Aon Holdings B.V. and Aon Jauch & Hübener Holdings GmbH, as Borrowers, the Lenders named therein, Citibank International plc as Agent and Salomon Brothers International Limited as Arranger.
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

* Previously filed

QuickLinks

PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to the Condensed Consolidated Financial Statements
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
CERTIFICATIONS