Form 10-K
period 2002-12-31
AON CORP
filed 2003-03-26
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission File Number: 1-7933

Aon Corporation
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	36-3051915 (I.R.S. Employer Identification No.)
200 E. RANDOLPH STREET, CHICAGO, ILLINOIS (Address of Principal Executive Offices) (312) 381-1000 (Telephone Number)	60601 (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange

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

YES ☒    NO ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒    NO ☐

        Aggregate market value of common stock held by non-affiliates of the Registrant as of June 28, 2002 was $7,201,145,049.

        Number of shares of common stock outstanding as of February 28, 2003 was 311,518,091.

Documents From Which Information is Incorporated By Reference:

        Proxy Statement and 2002 Annual Financial and General Information Report for the Annual Meeting of Stockholders on May 16, 2003 (Part III)

PART I

Item 1. Business.

        The Registrant is a holding company whose operating subsidiaries carry on business in three distinct operating segments: (i) insurance brokerage and other services; (ii) consulting; and (iii) insurance underwriting. Incorporated in 1979, it is the parent corporation of long-established and more recently formed companies.

        The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. These services are provided by certain indirect subsidiaries of the Registrant, including: Aon Risk Services Companies, Inc.; Aon Holdings International bv; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Aon Limited (U.K.); and Cananwill, Inc., which are subsidiaries of Aon Group, Inc. (Aon Group).

        The Consulting segment provides a full range of human capital management services utilizing five practices: employee benefits; compensation; management consulting; outsourcing; and communications. These services are provided primarily by subsidiaries and affiliates of Aon Consulting Worldwide, Inc., which is also a subsidiary of Aon Group.

        Aon's Insurance Underwriting segment is comprised of supplemental accident and health and life insurance and extended warranty and casualty insurance products and services. Combined Insurance Company of America ("Combined Insurance") engages in the marketing and underwriting of accident and health and life insurance products. Combined Specialty Insurance Company (formerly known as Virginia Surety Company, Inc.) and London General Insurance Company Limited offer extended warranty and casualty insurance products and services.

        In November 2000, the Registrant announced a business transformation plan, which began in fourth quarter 2000 and was completed in 2002. The transformation plan affected each operating segment; however, most changes affected the largest operating segment, Insurance Brokerage and Other Services, and occurred in the major countries of operation, the U.S. and the United Kingdom.

        In April 2001, the Registrant announced a plan to spin off its insurance underwriting businesses to Aon's common stockholders, to create two independent, publicly-traded companies. In August 2002, the Company announced that it was no longer planning to spin off all of the underwriting businesses, but was considering a sale or partial spin-off. At that time, a sale of all or part of the underwriting operations, at an acceptable price, was believed to be achievable within a reasonable timeframe, especially given unsolicited buying interest in the past. While the Registrant received indications of interest in the underwriting businesses, none were in an acceptable price range due to the unfavorable mergers and acquisitions environment resulting from volatile capital markets. Proceeds from a sale of such businesses would have allowed Aon to pay down short-term debt, but would have resulted in unacceptable earnings dilution. A spin-off of part of the underwriting operations was determined to be impractical due to capital requirements. Therefore, on October 31, 2002, the Registrant announced that it had decided not to sell, or spin off, its major underwriting subsidiaries. In fourth quarter 2002, the Registrant announced its plans to sell Sheffield Insurance Corporation, a small property-casualty company, which was completed in first quarter 2003. In February 2003, the Registrant announced that it would be discontinuing its accident and health insurance underwriting operations in Mexico, Argentina and Brazil, as well as its large company group life business in the U.S. The Registrant will pursue a "back to basics" strategy in the accident and health insurance business, where the focus will be on core products and regions with the best returns on investments.

        During 2002, the Registrant incurred approximately $50 million of expenses related to the planned divestiture of its insurance underwriting businesses which included costs related to the expanded corporate and underwriting staff that was added in contemplation of the divestiture. These costs, recorded primarily in general expenses in the consolidated statements of income, represent staff buildup and severance costs, corporate overhead and advisory fees and other costs tied to the specialty property and casualty underwriting initiatives which will not be pursued.

        In November 2002, the Registrant completed a public offering of 36.8 million shares of its common stock, raising net proceeds of approximately $607 million. The offering was made pursuant to an existing shelf registration statement. Also in November 2002, the Registrant completed a separate private offering of $300 million aggregate principal amount of 3.5% senior convertible debentures due 2012. Net proceeds from this offering were approximately $296 million. The debentures are unsecured obligations and, under certain circumstances, are convertible into common stock at an initial conversion price of approximately $21.475 per common share. The debentures were sold to qualified institutional buyers. In January 2003, the Registrant filed a registration statement with the Securities and Exchange Commission to register the resale of the debentures. In December 2002, the Registrant completed a private offering of $225 million aggregate principal amount of 7.375% senior notes due 2012. Net proceeds from this offering were approximately $223 million. The notes were sold to qualified institutional buyers. The Registrant used the net proceeds from these offerings to repay outstanding commercial paper and other short-term debt, to partially repurchase certain debt securities that were due in 2003 and 2004 and to repurchase $98 million of the Registrant's 8.205% Mandatorily Redeemable Preferred Capital Securities. In January 2003, a portion of the remaining funds were utilized to repay $150 million of maturing LIBOR + 1% debt securities.

        The Registrant hereby incorporates by reference note 5, "Business Transformation Plan," and note 16, "Segment Information," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, as well as information under the heading "Review by Segments" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this report.

Competition and Industry Position

(1)  Insurance Brokerage and Other Services

        Aon Group, Inc.; Aon Risk Services Companies, Inc.; Aon Limited (U.K.); Aon Holdings International bv; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Cananwill, Inc; and Premier Auto Finance, Inc.

        These companies conduct the Registrant's brokerage and consulting operations, and have approximately 600 offices around the world in more than 125 countries and sovereignties. In 2002, those companies employed over 44,000 professionals and support personnel to serve the diverse needs of clients.

        Our retail brokerage companies operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms, as well as individual brokers and agents and direct writers of insurance coverage. The companies provide a broad spectrum of advisory and outsourcing services including risk identification and assessment, alternative risk financing, safety engineering, loss management and program administration for clients. They also design, place and implement customized insurance products. They have also developed certain specialist areas such as marine, aviation, directors' and officers' and professional liability, financial institutions, construction, energy, media, healthcare and entertainment. In 2002, investments were made in professional talent, technology, process improvement and the development of specialized products and services to meet the evolving needs of clients. These companies operate through offices located in North America, Europe, Latin America, Africa, Australia and Asia/Pacific.

        The companies address the highly specialized product development, consulting and administrative risk management needs of professional groups, service businesses, governments, healthcare providers and commercial organizations. They also provide underwriting management skills, claims and risk management expertise and third-party administration services to insurance companies, and insurance brokerage services for individuals. They market and broker both the primary and reinsurance risks of these programs. For individuals, associations and businesses, affinity products are brokered for professional liability, life, disability income and personal lines.

        Aon's reinsurance brokerage activities are organized primarily under Aon Re in the U.S. and Aon Limited in the United Kingdom, constituting the largest reinsurance broker in the world and offering sophisticated advisory services in program design that enhance the risk/return characteristics of insurance policy portfolios and improve capital utilization, along with the evaluation of catastrophic loss exposures.

        Premium-related financing services are available to clients of Aon and other independent organizations through Cananwill. Certain retail automotive organizations have also been provided a service which purchases a select amount of their auto financing and leasing contracts from individuals and sells them to unaffiliated parties through companies associated with Premier Auto Finance, Inc., a subsidiary of Aon Group, Inc., which then continue the management of collections on the contracts and provide other related services. After March 2001, companies associated with Premier Auto Finance ceased purchasing and securitizing new automobile installment contracts, but continue to service the existing portfolio, which is in run-off.

(2)  Consulting

  Aon Consulting Worldwide, Inc.

        Aon Consulting Worldwide, Inc., is one of the world's largest integrated human capital consulting organizations. The operations of this segment provide a full range of human capital management services that serve three major client segments—large corporations, middle market companies and small firms.

        Around the world, companies have to find advanced ways to attract and retain workers with the right skill levels and commitments. Aon Consulting, with its expertise in employee benefits, compensation, management consulting, outsourcing and communication, and its access to the Registrant's other subsidiaries, is well-positioned to serve this market. Aon Consulting subsidiaries offer services including construction and implementation of benefit packages, proprietary research on employee commitment and loyalty; compensation design; assistance in process improvement and design, leadership, organization and human capital development; employment processing, performance improvement, benefits administration and other employment services; and advice to companies on initiatives to support their corporate vision.

        The acquisitions of ASI Solutions, Inc. and Actuarial Sciences Associates, Inc. expanded the Registrant's ability to provide outsourcing services to a broad spectrum of large corporate clients. In third quarter 2002, Aon entered into a sizeable new outsourcing contract that is expected to provide favorable returns over the life of the multi-year agreement. The recognition of revenues and expenses, however, will significantly influence financial results over the contract period. Revenues are recorded on a gross basis, inclusive of amounts ultimately passed through to subcontractors, and are recorded ratably over the life of the contract. Also, up-front investment costs to support the new business cause pretax margins to be significantly lower in the early years of the multi-year contract, compared with the later years when margins increase. A significant portion of the up-front investment costs incurred for the new outsourcing contracts can be leveraged to handle increased business volume.

(3)  Insurance Underwriting

        Combined Insurance Company of America; Combined Life Insurance Company of New York ("CLICNY"); Combined Specialty Insurance Company ("CSIC"); London General Insurance Company Limited; Sterling Life Insurance Company; and Aon Warranty Group, Inc..

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

        The supplemental accident and health and life distribution network encompasses primarily the agents of Combined Insurance and CLICNY (which operates exclusively in the State of New York). Combined Insurance, the Registrant's principal accident and health and life insurer, has a sales force of 7,500 career agents calling on individuals to sell a broad spectrum of low premium, low limit accident and health products. In addition, it has developed relationships with select brokers and consultants to reach specific niche markets. Combined Insurance offers a wide range of accident, sickness, short-term disability and other supplemental insurance products including a simplified accident and sickness long-term disability policy. Most of Combined Insurance's products are primarily fixed-indemnity obligations, thereby not subject to escalating medical costs. In recent years, Combined Insurance expanded its product distribution to include direct response programs, affinity groups and worksite marketing, creating access to new markets and potential new policyholders. We also specialize in healthcare plans for Medicare beneficiaries. Medicare supplement insurance covers expenses not covered by Medicare such as deductibles and co-payments. In 2000, we became the first private insurer to contract with the Health Care Financing Administration (HCFA) for a Medicare Plus Choice Private Fee for Service Plan. Combined Insurance's business is conducted in the United States, Canada, Latin America, Europe and Asia/Pacific. However, in early 2003, Combined Insurance announced that it will discontinue its accident and health insurance underwriting businesses in Mexico, Argentina and Brazil, as well as its large company group life business.

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

        In 2001, the Registrant's underwriting business invested $227 million to obtain an ownership interest in Endurance Specialty Insurance, Ltd., which offers property and casualty insurance and reinsurance on a worldwide basis. The investment will help provide much needed underwriting capacity to commercial firms and insurance and reinsurance customers.

(4)  Discontinued Operations

        The Registrant hereby incorporates by reference note 6, "Discontinued Operations," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Licensing and Regulation

        Regulatory authorities in the states or countries in which the operating subsidiaries of Aon Group conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing general agents, reinsurance intermediaries or adjusters. Under the laws of most states in the U.S. and of most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state or country. The manner of operating in particular states and countries may vary according to the licensing requirements of the particular state or country, which may require, among other things, that a firm operate in the state or country through a local corporation. In a few states and countries, licenses are issued only to individual residents or locally owned business entities. In such cases, Aon Group subsidiaries have arrangements with residents or business entities licensed to act in the state or country.

        Insurance companies must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced by the states in the U.S., by the Financial Services Authority in the United Kingdom, and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the U.S. utilize statutory accounting principles which are different from accounting principles generally accepted in the U.S. The statutory accounting principles, in keeping with the intent to assure the protection of policyholders are based, in general, on a liquidation concept, while accounting principles generally accepted in the U.S. are based on a going-concern concept.

        The state insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). The NAIC seeks to promote uniformity of, and to enhance the state regulation of, insurance. Both the NAIC and the individual states continue to focus on the solvency of insurance companies and their conduct in the marketplace. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency. Effective January 1, 2001, the NAIC revised its Accounting Practices and Procedures Manual in a process referred to as Codification. The domiciliary states of Aon's major insurance subsidiaries have adopted the provisions of the revised manual. The revised manual has changed, to some extent, prescribed statutory accounting practices and resulted in changes to the accounting practices that Aon's major insurance subsidiaries use to prepare their statutory-basis financial statements.

        Several years ago, the NAIC developed a formula for analyzing insurers called risk-based capital ("RBC"). RBC is intended to establish "minimum" capital threshold levels that vary with the size and mix of a company's business. It is designed to identify companies with capital levels that may require regulatory attention.

        The state insurance holding company laws require prior notice to and approval of the domestic state insurance department of certain intracorporate transfers of assets within the holding company structure, including the payment of dividends by insurance company subsidiaries. In addition, the premium finance loans by Cananwill, an indirect wholly owned subsidiary of the Registrant, are subject to one or more of truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer protection legislation. Failure to comply with such laws or regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

        Recent federal and state laws and proposals mandating specific practices by medical insurers and the health care industry will not, because of the nature of the business of the Registrant's subsidiaries, materially affect the Registrant. Numerous states have had legislation introduced to reform the health care system, and such legislation has passed in several states. While it is impossible to forecast the precise nature of future federal and state health care changes, because most of the policies issued by the Registrant's insurance subsidiaries are supplemental in nature and provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits, the Registrant does not expect such legislation to have a material impact on its operations. Congress has passed the Financial Services Modernization Act, commonly known as S 900 or the Gramm-Leach-Bliley Act. While S 900 makes substantial changes in allowing financial organizations to diversify, the Registrant does not believe its enactment will have a material effect on the business of its insurance subsidiaries.

Clientele

        No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant or its operating segments.

Employees

        At December 31, 2002, the Registrant had approximately 55,000 employees, of whom approximately 51,000 are salaried and hourly employees and the remaining 4,000 are career agents who are generally compensated wholly or primarily by commission. In addition, there were approximately 3,500 international career agents who are considered independent contractors and are not employees of the Registrant. Of the total number of employees, 26,000 work in the U.S.

Website Access to Reports

        The Registrant's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the Registrant's website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

Item 2. Properties.

        The business activities of the Registrant and its subsidiaries are conducted principally in leased office space in cities throughout the world. The Registrant's subsidiaries do own and occupy office buildings in five states and certain foreign countries. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. In certain circumstances, the Registrant may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.

Item 3. Legal Proceedings.

        The Registrant hereby incorporates by reference note 15, "Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. With the exception of David P. Bolger, who joined the Registrant on January 9, 2003, the executive officers of the Registrant were elected to their current positions on April 19, 2002. Each of the executive officers of the Registrant will serve until the meeting of the Board following the annual meeting of stockholders on May 16, 2003. Ages shown for executive officers are as of December 31, 2002.

        For information concerning certain executive officers of the Registrant, see Item 10 of this report. As of March 1, 2003, the following individuals were also executive officers of the Registrant as defined in Rule 16a-1(f):

Name, Age, and Current Office or Principal Position	Has Continuously Served as an Officer of Registrant or One or More of its Subsidiaries Since	Business Experience Past 5 years
Harvey N. Medvin, 66 Executive Vice President and Chief Financial Officer	1972	Mr. Medvin became Vice President and Chief Financial Officer of the Registrant in 1982 and was elected to his current position in 1987. Mr. Medvin will retire as Chief Financial Officer in April 2003. He also serves as a Director or officer of certain of the Registrant's subsidiaries.
David P. Bolger, 45 Executive Vice President	2003	Mr. Bolger became Executive Vice President—Finance and Administration of the Registrant in January 2003. In April 2003, Mr. Bolger will assume the additional position of Chief Financial Officer succeeding Mr. Medvin in that position. Mr. Bolger was Executive Vice President of Bank One Corporation from 1999 to 2001. From 1996 to 1999, Mr. Bolger served as President and Chief Executive Officer of American National Bank.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

        The Registrant's common stock, par value $1.00 per share, is traded on the New York Stock Exchange. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data under the heading "Quarterly Financial Data" in Part II, Item 8 of this report.

        The Registrant had approximately 11,350 holders of record of its common stock as of February 28, 2003.

        The Registrant hereby incorporates by reference note 11, "Redeemable Preferred Stock, Capital Securities and Stockholders' Equity", of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 6. Selected Financial Data.

	2002	2001	2000	1999	1998
	(millions except common stock and per share data)
INCOME STATEMENT DATA(1)
Brokerage commissions and fees	$6,202	$5,436	$4,946	$4,639	$4,197
Premiums and other	2,368	2,027	1,921	1,854	1,706
Investment income	252	213	508	577	590

Total revenue	$8,822	$7,676	$7,375	$7,070	$6,493

Income before accounting change	$466	$147	$481	$352	$541
Cumulative effect of change in accounting principle(2)	—	—	(7)	—	—

Net income	$466	$147	$474	$352	$541

DILUTIVE PER SHARE DATA(1)
Income before accounting change	$1.64	$0.53	$1.82	$1.33	$2.07
Cumulative effect of change in accounting principle(2)	—	—	(0.03)	—	—

Net income	$1.64	$0.53	$1.79	$1.33	$2.07
BASIC PER SHARE DATA(1)	$1.65	$0.54	$1.81	$1.35	$2.11

BALANCE SHEET DATA
ASSETS
Investments	$6,587	$6,146	$6,019	$6,184	$6,452
Brokerage and consulting receivables	8,430	7,033	6,952	6,230	5,423
Intangible assets	4,324	4,084	3,916	3,862	3,500
Other	5,993	5,067	5,364	4,856	4,313

Total assets	$25,334	$22,330	$22,251	$21,132	$19,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance premiums payable	$9,904	$8,233	$8,212	$7,643	$6,948
Policy liabilities	5,310	4,990	4,977	5,106	4,823
Notes payable	1,671	1,694	1,798	1,611	1,423
General liabilities	3,802	3,098	3,026	2,871	2,627

Total liabilities	20,687	18,015	18,013	17,231	15,821
Redeemable preferred stock	50	50	50	50	50
Capital securities	702	800	800	800	800
Stockholders' equity	3,895	3,465	3,388	3,051	3,017

Total liabilities and stockholders' equity	$25,334	$22,330	$22,251	$21,132	$19,688

COMMON STOCK DATA
Dividends paid per share	$0.825	$0.895	$0.87	$0.82	$0.73
Stockholders' equity per share	12.56	12.82	13.02	11.91	11.83
Price range	39.63-13.50	44.80-29.75	423/4-20 11/16	462/3-26 1/16	503/8-32 3/16
Market price at year-end	18.890	35.520	34.250	40.000	36.917
Common stockholders	11,419	13,273	13,687	13,757	12,294
Shares outstanding (in millions)	310.2	270.2	260.3	256.1	255.0

(1)
In the first quarter of 2002, Aon adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Beginning in 2002, amortization of goodwill is no longer included in net income. (See note 2 to the consolidated financial statements).

(2)
Adoption of SEC Staff Accounting Bulletin 101, effective January 1, 2000, net of tax.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        This Management's Discussion and Analysis is divided into seven sections. In the first section, "Key Recent Events," we describe five items that significantly affected our results of operations and our financial condition during the periods covered by the financial statements included in this report. In the second section, "Critical Accounting Policies and Estimates," we discuss certain accounting judgments that are important to understanding our financial statements. With the information from those first two sections providing important background, we then proceed with the sections providing year-to-year comparisons of our results on a consolidated basis and on a segment basis. These sections are designated by the captions "Review of Consolidated Results" and "Review by Segments," respectively. "Financial Condition and Liquidity," covers several items including disclosures related to the statement of financial position and information on special purpose entities. The "Risks and Outlook" section addresses the issues and factors that can influence future results. The final section, "Recent Developments," covers items that have occurred since February 12, 2003.

        More specifically, this Management's Discussion and Analysis is organized using the following outline:

  KEY RECENT EVENTS

    Business Transformation Plan
    World Trade Center Tragedy
    Previously Planned Divestiture of Insurance Underwriting Businesses and Discontinuance of Certain Operations
    SEC Comment Letter (Division of Corporation Finance)
    Capital Enhancement Actions

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Pensions
    Contingencies
    Policy Liabilities

  REVIEW OF CONSOLIDATED RESULTS

    General
    Financial Overview of 2002
    Summary Results for 2000 through 2002
    Consolidated Results for 2002 Compared to 2001
    Consolidated Results for Fourth Quarter 2002 Compared to Fourth Quarter 2001
    Consolidated Results for 2001 Compared to 2000

  REVIEW BY SEGMENT

    General
    Insurance Brokerage and Other Services
    Consulting
    Insurance Underwriting
    Corporate and Other
    Discontinued Operations

  FINANCIAL CONDITION AND LIQUIDITY

    Liquidity
    Financial Condition

    Capital Resources
    Special Purpose Entities
    Investments

  RISKS AND OUTLOOK

    Risks Related to Our Business and the Insurance Industry
    Information Concerning Forward-looking Statements

  RECENT DEVELOPMENTS

KEY RECENT EVENTS

Business Transformation Plan

        In fourth quarter 2000, after final approval by its Board of Directors, Aon began a comprehensive business transformation plan designed to:

  •
  enhance client service

  •
  improve productivity through process redesign

  •
  accelerate revenue growth.

Most plan costs relate to the Insurance Brokerage and Other Services segment, principally in the U.S. and the United Kingdom, where most of our offices and employees are located.

Status of business transformation plan implementation

        We have implemented the business transformation plan, which has delivered many, but not all of the expected benefits. In U.S. retail brokerage, the plan entailed extensive process redesign following the rollout of a new policy management and accounting system (completed in 2000), and substantial job redesign based on functional expertise and the creation of four new client service centers. There were delays, revenue disruptions and expense additions in this area.

        The unexpected delays in implementing some aspects of the plan were due to:

  •
  challenges in handling higher volumes of information transfers between field operations and the service centers

  •
  the destruction of our largest and most advanced service center in the World Trade Center.

These delays negatively impacted new business production, as our attention was diverted from generating new accounts to completing client conversions and maintaining service to our New York region clients from our offices throughout the U.S.

        In addition, expenses were higher than expected, due in part to:

  •
  additional temporary employee expense necessary to complete the account conversions to the service centers

  •
  increased compensation for certain brokerage employees

  •
  the hiring of employees with specialized skills.

In addition, in the aftermath of the World Trade Center tragedy, the dynamics of the insurance marketplace have changed, increasing time requirements and expense for handling certain job functions.

        The table below summarizes our business transformation costs by calendar year and provides a breakdown of pretax expenses.

	2002	2001	2000	Plan Total
	(millions except per share and employee data)
Business Transformation Costs
Pretax expense (credit)	$(6)	$218	$82	$294
After-tax expense (credit)	(4)	133	50	179
Dilutive earnings per share loss (credit)	(0.01)	0.49	0.19	0.67
Pretax Expense (Credit) by Type:
Termination Benefits	$(6)	$109	$54	$157
Approximate No. of employees(1)	(200)	3,150	750	3,700
Exit Costs, Impairments and Other Expenses	—	109	28	137
Abandoned real estate or equipment losses	—	10	2	12
Impairment of fixed assets	—	10	20	30
Obligations related to automobile dealer partnerships	—	44	—	44
Exit of certain joint venture operations	—	12	—	12
Litigation matters and discontinuance of A&H business in one state	—	14	—	14
Commission receivable write-off	—	5	—	5
Direct costs to complete transformation and cash settlements	—	11	4	15
Other costs	—	3	2	5

Total pretax expense (credit)	$(6)	$218	$82	$294

(1)
The approximate number of employees shown is on a gross basis, based upon notice of termination. Given effect to approximately 900 new hires, the expected ultimate net reduction will be approximately 2,800 in the units affected by the business transformation plan.

        The $294 million plan total excludes:

  •
  transition costs primarily relating to parallel system processing and temporary employee expense. These transition costs, primarily in the U.S., amounted to $30 million in 2001 and $10 million in 2002

  •
  increased compensation for certain U.S. retail brokerage employees comprised of increased base salaries and one-time special incentive compensation

  •
  the hiring of employees with specialized skills

In recording these expenses, we followed the accounting guidance from Emerging Issues Task Force (EITF) 94-3, Staff Accounting Bulletin (SAB) 100, Financial Accounting Standards Board (FASB) Statement No. 121, and FASB Statement No. 5. In each year that we recorded accruals for either termination benefits or other costs to exit an activity, we met all of the requirements contained in EITF 94-3 and SAB 100 before recording an accrual, although our Board approved the high-level plan in the fall of 2000.

        We incurred these expenses over two years because different Aon units completed detailed plans and satisfied the employee notification requirements in different timeframes. The expenses for our U.S. retail brokerage operation were approximately 19% of the plan total costs. We do not anticipate any additional expenses from the business transformation plan.

Termination benefits

        We incurred expenses totaling $54 million in 2000 and $109 million in 2001 for termination benefits, covering the costs to sever approximately 750 employees in 2000 and 3,150 employees in 2001. Approximately 200 of the notified employees were to have their jobs terminated under a U.S. retail brokerage exit plan; however, the tragic events of September 11th have reduced the total number of employees who will be terminated. As a result, we recorded a $6 million credit in general expenses in 2002. A portion of the overall employment reduction was expected to be accomplished through normal attrition and, therefore, no expense was attributable to those reductions. Therefore, the approximate number of employees to be terminated was 3,700. Giving effect to approximately 900 new hires, the expected ultimate net reduction of employees will be approximately 2,800 in the units affected by the business transformation plan.

        Almost all of the affected employees had been removed from the payroll as of December 31, 2002. All of the 198 remaining notified, but not yet terminated, employees work outside the U.S.; the exit plans for these employees have later termination dates because employment laws in certain countries require extended periods before we can terminate a notified employee. Our exit plans in these cases were targeted to specific employee groups, and in some cases, specific employees.

        At or before the expense accrual date, we properly notified these employee groups and gave them adequate information about their severance benefits. The run-off of the associated liability will trail the time by which we complete these exit plans because our policy is to pay severance over the eligible period, rather than in a lump sum amount, whenever possible.

Costs to exit activities

        Approximately $27 million in other costs to exit an activity have also been included in the total expense of $294 million. Of that amount, we incurred $6 million in 2000, which included $2 million in abandoned real estate or equipment leases and $4 million of direct costs necessary to complete portions of the business transformation plan and cash settlements necessary to exit contractual obligations. In 2001, we recorded $21 million of expenses, which included $10 million for abandoned leases and $11 million for direct costs necessary to complete portions of the business transformation plan and cash settlements necessary to exit contractual obligations.

Other costs

        As part of our business transformation and other strategic initiatives, we incurred other expenses of $110 million. Of this total, $22 million was recorded in 2000. Impairment of fixed assets accounted for $20 million of the 2000 expense, including $16 million for information systems assets. The net book value of these assets was written off, as these assets no longer had value to Aon. The assets were considered impaired and without value because of one of the following reasons:

1.
We removed the system from service.

2.
We abandoned system development as a result of the transformation.

3.
We outsourced the relevant function for some fixed assets, including certain technology infrastructure equipment.

        There were $2 million of other costs also recognized in 2000.

        We recorded $88 million as other expenses in 2001. More specifically, Aon has acted as a servicing agent for a limited partnership affiliated with our automobile dealership clients to provide auto financing to dealerships on a cooperative basis through various financing conduit facilities. We also have a general partnership interest in the limited partnership. Our primary client relationship with automobile dealers is to provide extended warranty products to their customers.

        In first quarter 2001, we elected to cease servicing new business and run off our existing service obligation, given competition from financing provided by the financing arms of automobile manufacturers. The limited partnership records allowances for uncollectible loan balances.

        In conjunction with our decision to discontinue new auto financing receivables, the limited partners are not obligated to contribute additional capital beyond what they have already provided for any shortfall in the reserves for their individual book of business. We are required to fund any shortfalls in accordance with our limited recourse to the funding facility, arranged by the servicing agent.

        The servicing agent estimated an expense of $44 million as our liability for the shortfall when we decided to discontinue new auto loan financing under the facility. We recorded a charge to establish this obligation in accordance with FASB Statement No. 5 in 2001. For the year 2000, the last full year of normal operation, these servicing operations, which were part of our Insurance Brokerage and Other Services segment, generated revenue of $42 million and pretax income of $3 million.

        During 2001, we exited four other joint venture operations as a part of our business transformation process. For the year 2000, the last full year of operation, these joint ventures, which were part of our Insurance Brokerage and Other Services segment, generated less than $1 million of revenue and nearly $3 million of pretax losses. The total cost to exit these four joint ventures was $12 million.

        Additional expenses in 2001 included:

  •
  $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi. The charge included severance costs and expenses associated reassigning agents and estimated costs for resolving asserted and unasserted claims and suits.

  •
  a $5 million expense relating to the write-down of certain agent receivables in conjunction with restructuring a worksite marketing agent commission pay structure and operations.

In 2001, we also incurred additional fixed asset impairments of $10 million (of which $9 million related to information systems assets) and $3 million of other costs.

        The implementation and effects of the business transformation plan must be viewed in the context of the World Trade Center tragedy.

World Trade Center Tragedy

        The attack on the World Trade Center significantly impacted our employees, our clients and industry, our business transformation plan and our financial results.

Employee Impact

  •
  This terrorist attack destroyed our largest and most advanced U.S. retail brokerage service center. This service center was an important element of the business transformation and had been built and staffed just months before; we had to rebuild this service center in Manhattan while rerouting client work to the remaining three service centers in the U.S.

  •
  1,100 of our employees worked in the World Trade Center, including employees from all of our major businesses

  •
  175 of our employees died in the World Trade Center attack on September 11, 2001

  •
  250 additional employees from around the world either worked in other lower Manhattan offices or were visiting the World Trade Center on September 11th, which demonstrates the significance of this office to our global operations

  •
  Displaced World Trade Center employees had to be relocated to other New York City metropolitan offices

  •
  We had to refer regular client servicing to other company offices for varying periods until employees had proper temporary work facilities

Client and Industry Impact

  •
  The September 11th attacks thrust the insurance industry into the most tumultuous period in its recent history

  •
  Client demand for risk management advice and services has grown dramatically since September 11th

  •
  Premium rates have accelerated to their highest levels in decades

  •
  Insurance capacity has been restricted and policy coverage has tightened

  •
  Workloads for insurance brokers to complete similar tasks have significantly increased

  •
  Competitive demand for risk management professionals has risen along with compensation requirements.

Business Transformation Plan Impact

        The insurance brokerage industry worldwide has expanded significantly since September 11th with increased client demand for risk management services not anticipated when we first developed the business transformation. This unanticipated expansion delayed our ability to implement some parts of the plan. It also required that we incur additional spending, primarily in the U.S., to take advantage of this industry expansion, which partially explains the offset in savings.

Financial Results Impact

        In 2001, Aon recorded pretax unusual charges of $158 million, net of insurance and reinsurance reimbursements, related to losses sustained as a result of the destruction of the World Trade Center and the death of 175 employees. The financial costs we incurred for this tragedy included $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, a cost which is partially offset by anticipated reinsurance reimbursements of $147 million, resulting in a net charge of $45 million.

        Reinsurers have disputed their liability for about $90 million of reinsurance reimbursements under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon; both parties have filed legal actions. We recorded a pretax $90 million allowance for a potentially uncollectible receivable related to this dispute in fourth quarter 2001.

        In September 2002, the Court dismissed CICA's action with respect to the BTA policy for the lack of subject matter jurisdiction. Prior to year-end, CICA was granted an expedited appeal.

        Other World Trade Center charges also included:

  •
  $33 million of destroyed depreciable assets at net book value

  •
  $40 million for salaries and benefits for deceased and injured employees and other costs

  •
  a $10 million commitment to the Aon Memorial Education fund to support the educational needs of the children of Aon employees who were victims of the September 11th attacks.

Offsetting these expenses were estimated reimbursements of $60 million.

        We reached a settlement with our property insurance carriers in 2002 pertaining to reimbursement for depreciable assets destroyed. This settlement resulted in a pretax credit of $29 million which is reported as an Unusual credit—World Trade Center in the consolidated statements of income. Aon continues to present additional claims to insurers for losses related to extra expenses, leasehold interests and business interruption coverage, and we expect additional recoveries and gains when specific claims are settled.

Previously Planned Divestiture of Insurance Underwriting Businesses and Discontinuance of Certain Operations

        As disclosed in April 2001, Aon's Board of Directors approved a preliminary plan to spin off its insurance underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies.

        When we reported our second quarter 2002 results, we announced that we were no longer planning to spin off all of our underwriting operations, but were continuing to consider either selling or partially spinning them off. At that time, we believed we could promptly sell all or part of the underwriting operations at an acceptable price within a reasonable time given unsolicited buying interest in the past.

        We decided not to pursue this revised plan in October 2002 for these reasons:

1.
While we received indications of interest in our underwriting businesses, none reflected an acceptable price due to the unfavorable mergers and acquisitions environment resulting from volatile capital markets. Although proceeds from selling such businesses would have allowed us to pay down short-term debt, the sale would have resulted in unacceptable earnings dilution.

2.
We determined that spinning off part of our underwriting operations was impractical due to capital requirements and possible rating agency reactions.

        During 2002, Aon incurred $50 million of pretax expenses related to the planned divestiture of our insurance underwriting businesses, which included costs related to the expanded corporate and underwriting staff added in anticipation of the divestiture. These costs, of which $33 million are reflected in our Insurance Underwriting segment results and $17 million are reflected in our Corporate and Other segment, are recorded primarily in general expenses in the consolidated statements of income, and represent staff buildup and severance costs, corporate overhead and advisory fees and other costs tied to the specialty property and casualty underwriting initiatives.

        In fourth quarter 2002, Aon announced its plans to sell Sheffield Insurance Corporation, a small property-casualty company.

        In February 2003, we announced that we would be discontinuing our accident and health insurance underwriting operations in Mexico, Argentina and Brazil, as well as our large company group life business in the U.S. Total premiums earned in 2002, related to these lines of businesses, were approximately $100 million. We will pursue a "back to basics" strategy in the accident and health insurance business, where the focus will be on core products and regions with the best returns on investments.

SEC Comment Letter (Division of Corporation Finance)

        In July 2002, we received a comment letter from the SEC's Division of Corporation Finance regarding our 2001 Form 10-K and first quarter 2002 Form 10-Q. The SEC sent this letter as part of its publicly announced plan to review periodic reports of large public corporations. Aggregate stockholders' equity was not impacted as a result of our resolution of issues with the SEC.

        The SEC letter asked questions pertaining to three main areas:

1.
A $90 million disputed reinsurance recoverable initially recorded in the third quarter 2001 relating to benefits paid to beneficiaries of Aon's World Trade Center employees through our CICA subsidiary that underwrote the insurance coverage. Originally, we had recorded an allowance for potential uncollectibility of the reinsurance recoverable in the first quarter 2002 based on a dispute with reinsurers and certain court actions in an unrelated case. The SEC commented on the timing of the establishment of the allowance.

  To resolve this comment, we agreed to establish the allowance in the fourth quarter 2001 and to reverse the amount originally recorded in first quarter 2002.

  Consequently, we restated our consolidated financial statements, including relevant schedules and exhibits, for the affected periods and filed them in an amended Form 10-K/A for the year ended December 31, 2001 and an amended Form 10-Q/A for the quarter ended March 31, 2002.

2.
The investment portfolio of our subsidiaries. We have always had a policy of reviewing the investment portfolio of our subsidiaries for potential impairments. The SEC staff believed that with respect to equity and certain below investment grade fixed-maturity securities that had been trading below cost for an extended period of time, we should recognize other than temporary impairments through our income statement more quickly.

  We agreed to modify our policy prospectively (see note 1 to the consolidated financial statements), and we recognized a cumulative adjustment for other than temporary impairment loss of $56 million pretax in second quarter 2002. Approximately $51 million of that cumulative adjustment pertained to years before 2002 and $5 million applied to first quarter 2002. The SEC staff reviewed this matter and did not object to our conclusions regarding the accounting treatment for the other than temporary impairment adjustments recorded by us in second quarter 2002 that had no effect on our stockholders' equity, total assets, or total liabilities.

3.
The addition or exclusion of certain disclosures and items. The SEC staff requested that Aon add certain disclosures and not report certain items. To respond to this request, we amended our consolidated financial statements and management's discussion and analysis of financial condition and results of operations in our 2001 Form 10-K/A and first quarter 2002 Form 10-Q/A.

Capital Enhancement Actions

        During the fourth quarter 2002, Aon raised net proceeds of approximately $519 million through the issuance of 3.5% convertible debt securities and 7.375% debt securities, and approximately $607 million by issuing 36.8 million shares of new common stock. The 3.5% debt securities are convertible into Aon common stock at an initial price of approximately $21.475 per common share under certain circumstances (see note 8 to the consolidated financial statements). Funds received by these offerings were used to pay down commercial paper, other short-term debt, long-term debt and to repurchase a portion of our trust preferred capital securities. See Capital Resources, below, for further information.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Aon's consolidated financial statements have been prepared according to accounting principles generally accepted in the United States (GAAP). To prepare these financial statements, we made estimates, assumptions and judgments that affect what we report as our assets and liabilities and what we disclose as contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

        In accordance with our policies, we:

  •
  continually evaluate our estimates, assumptions and judgments, including those related to revenue recognition, investments, intangible assets, income taxes, financing operations, policy liabilities (including future policy benefit reserves, unearned premium reserves and policy and contract claim reserves), restructuring costs, retirement benefits and contingencies and litigation

  •
  base our estimates, assumptions and judgments on our historical experience and on factors we believe reasonable under the circumstances; the results allow us to make judgments about our carrying values of assets and liabilities that are not readily apparent from other sources. The actual results we report may differ from these estimates if our assumptions or conditions change.

We believe the following critical accounting policies, among others, affect the more significant estimates, assumptions and judgments we used to prepare these consolidated financial statements.

Pensions

        We account for our defined benefit pension plans in accordance with FASB Statement No. 87, "Employers' Accounting for Pensions" which requires that amounts recognized in the financial statements be determined on an actuarial basis. A substantial portion of Aon's pension amounts relate to its defined benefit plans in the United States, the United Kingdom and the Netherlands.

        There are several assumptions which impact the actuarial calculation of pension plan obligations and, in turn, net periodic pension expense in accordance with FASB Statement No. 87. These assumptions require various degrees of judgment. The most significant assumptions are (1) the expected return on plan assets and (2) the discount rate. Changes in these assumptions can have a material impact on our current and future consolidated results of operations and financial position.

        We estimate the expected return on plan assets at the annual measurement date for each plan using historical analyses of the returns of specific asset classes weighted by the asset allocation of the plan in question. This estimate involves significant judgment with respect to interpretation of these historical analyses as a predictor of future results. In accordance with FASB Statement No. 87, the difference between actual and expected earnings for the year is deferred and amortized as a component of pension expense over several years depending on the magnitude of the amount along with other deferred gains and losses (see below). A deterioration in worldwide global equity markets in recent years has caused us to revise our expected return on plan assets downward in 2002 and 2001 and compared to prior periods.

        As of the annual measurement date for each plan, we determine the discount rate to be used to discount plan obligations. The discount rate reflects the current rate at which the pension obligations could be effectively settled. In estimating this rate, we look to rates of return on long-term, high quality, fixed-income investments that receive one of the two highest ratings given by a recognized ratings agency. Decreases in the discount rate over the past few years have been driven by a decrease in long-term interest rates and have had two major impacts on our consolidated financial statements:

1.
They contributed, along with decreases in the expected return on plan assets and other assumptions, to increases to our Projected Benefit Obligation (PBO).

  Increases in the PBO are not immediately recorded as expenses in the current period. FASB Statement No. 87 requires that changes in the PBO (as well as the net effect of other changes in actuarial assumptions and experience), to be deferred and amortized as a component of pension expense over several years depending on the magnitude of the total deferred gain or loss (see above). For our significant defined benefit pension plans in the United States, the United Kingdom and the Netherlands, the total deferred loss at December 31, 2002 that has not yet been recognized through income in the financial statements was approximately $1.6 billion.

2.
They contributed, along with decreases in the expected return on plan assets and other assumptions, to increases to our Accumulated Benefit Obligation (ABO), which represents the measurement of pension obligations relating to services performed by active and terminated, as well as retired employees through the current measurement date.

  If the ABO exceeds the fair value of plan assets at the measurement date (as measured separately for each plan), GAAP requires that we effectively reverse any prepaid assets previously recognized related to that particular plan and record a pension liability equal to the difference between the ABO and the fair value of plan assets, otherwise referred to as the "minimum pension liability". The adjustment necessary to reverse any prepaid assets previously recognized and establish the minimum pension liability is recorded directly to accumulated other comprehensive income (loss) net of applicable deferred income taxes, rather than to income.

        For Aon's significant defined benefit pension plans, a combination of declines in the fair value of plan assets and an increase in the ABO has necessitated over time an aggregate pretax charge to accumulated other comprehensive loss related to minimum pensions of $1.2 billion, or $720 million after-tax, as of December 31, 2002.

Contingencies

        We define as a contingency any material condition that involves a degree of uncertainty that will ultimately be resolved. Under GAAP, we are required to establish reserves for contingencies when a loss is probable and we can reasonably estimate its financial impact.

        For instance, we are required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. A determination of the amount of reserves required, if any, for contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter, or changes in approach, such as a change in settlement strategy in dealing with these matters.

Policy Liabilities

        Through our insurance underwriting operations, we collect premiums from policyholders and we establish liabilities (reserves) to pay benefits to policyholders. The liability for policy benefits, claims and unearned premiums is one of the largest liabilities included in our statements of financial position. This liability is primarily comprised of estimated future payments to policyholders, policy and contract claims, and unearned and advance premiums, and contract fees.

        To establish policy liabilities, we rely upon estimates for reported and anticipated claims, our historical experience, other actuarial data and, with respect to accident, health and life liabilities, assumptions on investment yields. Interest rate assumptions are based on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are locked-in when we issue new insurance business, we may need to provide for expected losses on a product by reducing previously capitalized acquisition costs established for that product, and/or establishing premium deficiency reserves if there are significant changes in our experience or assumptions.

        While we believe that we have estimated these liabilities effectively, the results we finally report in Aon's consolidated financial statements could be affected by trends which do not match historical experience or which differ from our underlying assumptions. Furthermore, when our actual experience differs from our previous estimate, the difference will be reflected in the results we report for the period when we changed our estimate. We always consider trends in actual experience as a significant factor in helping us determine claim reserve levels.

REVIEW OF CONSOLIDATED RESULTS

General

        When we refer to organic revenue growth in the discussion of operating results, we exclude the impact of acquisitions, dispositions, transfers, investment income, foreign exchange, and other unusual items. Written premiums are the basis for organic revenue growth within the Insurance Underwriting segment, but our reported revenues reflect earned premiums.

        When we refer to income before income tax, we exclude minority interest related to the 8.205% mandatorily redeemable preferred capital securities (capital securities) (see note 11 to the consolidated financial statements) and the cumulative effect of a change in accounting principle (see note 1 to the consolidated financial statements).

Financial Overview of 2002

        Aon achieved good organic revenue growth in 2002, but earnings were below original targets due to several factors. Aon was:

  •
  finalizing the delayed implementation of the business transformation plan in its U.S. retail brokerage operations

  •
  recovering from the World Trade Center disaster

  •
  dealing with the shock to the insurance industry from September 11th, which created significant new demands on employees, as well as new business opportunities

  •
  incurring costs to spin off our insurance underwriting operations, which we ultimately decided not to do given market conditions and other factors.

Although these issues negatively impacted earnings because of the increased expenses, revenues grew more than 10% in each operating segment, showing good demand for our products and services. In addition, we completed our business transformation plan and reported the following:

  •
  The Consulting segment began a sizeable new outsourcing engagement, which will provide favorable returns over the life of the multi-year agreement. Up-front investment costs to support the new business are having a negative effect on near-term margins

  •
  The Insurance Underwriting segment earnings were negatively influenced by unusual events

  •
  The Corporate and Other segment reported a significantly smaller pretax loss than in the previous year.

        During the year, we strengthened our capital structure, raising $607 million in new common stock and $519 million of new debt, including proceeds of $296 million for convertible debt, to extend existing debt maturities, pay down near-term debt, repurchase preferred capital securities and for other general corporate purposes. Partially offsetting the increase in stockholders' equity were increased minimum pension obligations, due mostly to unfavorable financial markets, which reduced stockholders' equity by $552 million at year-end.

Summary Results for 2000 through 2002

        The consolidated results of operations follow:

	Years ended December 31
	2002	2001	2000
	(millions)
Revenue:
Brokerage commissions and fees	$6,202	$5,436	$4,946
Premiums and other	2,368	2,027	1,921
Investment income	252	213	508

Total consolidated revenue	8,822	7,676	7,375

Expenses:
General expenses	6,505	5,813	5,190
Benefits to policyholders	1,375	1,111	1,037
Interest expense	124	127	140
Amortization of intangible assets	54	158	154
Unusual charges (credits)—World Trade Center	(29)	158	—

Total expenses	8,029	7,367	6,521

Income before income tax and minority interest	$793	$309	$854

Consolidated Results for 2002 Compared to 2001

Revenue

        In 2002:

  •
  revenue increased 15% over 2001 to $8.8 billion. We saw improvements in brokerage commissions and fees, premiums earned and investment income. Revenue increased 14% when we exclude the effects of foreign exchange rates. We do not directly hedge revenues against foreign currency translation because it is not cost effective, but we do attempt to mitigate the effect of foreign currency fluctuations on pretax income.

  •
  consolidated revenue for the operating segments grew 12% on an organic basis over 2001.

        Consolidated revenue by geographic area follows:

	Years ended December 31
	2002	% of Total	2001	% of Total	2000	% of Total
	(millions)
Revenue by geographic area:
United States	$5,034	57%	$4,463	58%	$4,350	59%
United Kingdom	1,621	18	1,390	18	1,363	19
Continent of Europe	1,117	13	938	12	833	11
Rest of World	1,050	12	885	12	829	11

Total revenue	$8,822	100%	$7,676	100%	$7,375	100%

        U.S. consolidated revenue, which represents 57% of total revenue, increased 13% in 2002 compared to 2001, as a result of strong organic growth. More specifically:

  •
  Commercial property and casualty premium rate increases for most lines of coverage continued. As a broker, we benefit from this through increased commissions. In addition, client demand for risk retention programs and services contributed to this increase, especially reinsurance and wholesale brokerage

  •
  U.K. and Continent of Europe revenue combined increased 18% to $2.7 billion and Rest of World revenue increased 19%, reflecting strong new business, the impact of increasing premium rates that tend to increase commissions and foreign exchange.

Brokerage commissions and fees increased 14% to $6.2 billion primarily from organic growth including increased premium rates, increased new business and outsourcing contracts. This was somewhat offset by revenue disruptions in the early part of the year with our managing general underwriter unit. Acquisitions contributed $90 million of incremental revenue in 2002.

        Premiums and other, primarily related to insurance underwriting operations, improved to $2.4 billion, a 17% increase over 2001. The increase:

  •
  primarily reflects growth in new business initiatives, traditional accident and health lines, and new specialty property and casualty lines

  •
  was somewhat offset by the impact of the prior loss of some accounts in the warranty business.

        Investment income, which includes related expenses and income or loss on disposals and impairments, increased by 18% over 2001, despite a drop in interest rates. The increase was driven by:

  •
  improved returns on limited partnerships and other private equity investments accounted for on the equity method in 2002

  •
  a one-time tax related settlement of $48 million.

Offsetting these improvements were impairment write-downs for certain directly owned investments, including those classified as other than temporary, which were $73 million higher than last year.

        Investment income from our Insurance Brokerage and Other Services and Consulting segments, primarily relating to fiduciary funds, decreased $46 million compared to 2001 primarily due to declining interest rates.

Expenses

        Total expenses increased $662 million or 9% over 2001. Total expenses rose 15%, excluding the following items:

  •
  a $29 million credit in 2002 due to a settlement with our insurance carriers regarding reimbursement for depreciable assets destroyed in the World Trade Center

  •
  $158 million in unusual charges in 2001 related to the World Trade Center (see note 1 to the consolidated financial statements) and $218 million of expenses in 2001 related to the business transformation plan.

        General expenses increased 12% over 2001. Excluding the costs related to the business transformation plan, general expenses rose 16%, reflecting:

  •
  growth of the businesses

  •
  higher costs in the U.S. retail brokerage business

  •
  increased risk management and litigation reserve items

  •
  higher overall pension plan costs

  •
  issues related to National Program Services, Inc. (NPS), as described below

  •
  costs related to the planned spin-off

  •
  discontinued underwriting businesses

        Benefits to policyholders rose $264 million or 24% due to new business volume increases, an increased payout ratio of benefits to policyholders versus net premiums earned and a shift in business mix to products with higher benefit payout ratios.

        Interest expense was down slightly due to lower short-term interest rates.

        Amortization of intangible assets declined $104 million from 2001 as goodwill was not amortized in 2002 in accordance with FASB Statement No. 142 (see note 1 to the consolidated financial statements).

Income Before Income Tax and Minority Interest

        Income before income tax and minority interest increased significantly from $309 million in 2001 to $793 million in 2002. This increase is due primarily to the net change in expenses related to the World Trade Center ($187 million), the business transformation plan ($224 million) and the improvement in Corporate and Other revenue ($150 million). Approximately 79% of Aon's consolidated income before income tax and minority interest was from international operations.

Income Taxes

        The effective tax rate was 39.5% in 2001 and 37% in 2002. The decline from 2001 was due to the non-deductibility of certain goodwill, which, beginning in 2002, is no longer amortized for book purposes.

        The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Net Income

        Current year's net income increased to $466 million ($1.64 per dilutive share) from $147 million ($0.53 per dilutive share) in 2001. Basic net income per share was $1.65 and $0.54 for 2002 and 2001, respectively. Dividends paid for the redeemable preferred stock have been deducted from net income to compute income per share.

Consolidated Results for Fourth Quarter 2002 Compared to Fourth Quarter 2001

        Total revenues in the quarter rose 16% to $2.4 billion. On a comparable currency basis, revenue climbed 13%. The higher revenue growth reflects:

  •
  9% operating segment organic growth primarily as a result of strong demand for Aon's services and products

  •
  a $73 million improvement in consolidated investment income.

        In detail, the higher revenue growth reflects:

  •
  Very good results from reinsurance, international and wholesale brokerage

  •
  Continued improvement from U.S. retail brokerage over 2001 and increased managing general underwriters production over the first half of 2002, when an insurance carrier had to be switched for some major programs

  •
  Consulting segment revenue growth, driven mostly by new outsourcing business initiated in third quarter 2002, and good growth in the Continent of Europe and Pacific regions

  •
  Accident and health insurance premium growth and premium growth for certain specialty insurance programs

  •
  Significantly improved investment income from last year, when unfavorable equity markets negatively impacted results.

        Income before income taxes and minority interest increased by $225 million. Excluding the impact of the World Trade Center credit in 2002 and charge in 2001, income before income taxes and minority interest rose 64%.

        Strong revenue growth and the absence of goodwill amortization in 2002 was partially offset by:

  •
  the addition of new lower margin outsourcing business in our Consulting segment

  •
  losses and other costs attributable to Aon's decision to discontinue certain accident and health insurance underwriting in Latin America and large company group life businesses in the Insurance Underwriting segment

  •
  costs associated with previous spin-off plans, and related items, that will not be pursued.

Consolidated Results for 2001 Compared to 2000

Revenue

        Total revenues were $7.7 billion, an increase of 4%. Excluding the effects of foreign exchange rates, revenues increased 6% over the comparable period. Improvements in brokerage commissions and fees, as well as premiums earned, were partially offset by a decline in investment income resulting from decreased valuations of limited partnerships, lower interest rates and higher losses on disposals of investments. In addition, there was a falloff in parts of U.S. retail brokerage revenue primarily due to slower new account generation and below normal client retention.

        Consolidated organic revenue growth was 8% in 2001. For the year, acquisitions net of dispositions improved operating revenues by $207 million.

        U.S. revenues, which represent 58% of total revenue, increased 3% in 2001 compared to 2000 as organic growth and acquisition activity was partially offset by declines in parts of the retail brokerage business as well as a significant drop in investment income.

        U.K. and Continent of Europe revenues combined increased 6% to $2.3 billion and Rest of World revenue of $885 million increased 7% reflecting acquisitions, new business and the impact of increasing premium rates that tend to increase commissions.

        Brokerage commissions and fees increased 10% to $5.4 billion, primarily from organic growth in non-U.S. retail brokerage and worldwide reinsurance brokerage, business combination activity, increased new business and the impact of increased property and casualty premium rates. This growth was offset somewhat by unfavorable results in parts of U.S. retail brokerage due to delays in implementing the business transformation plan.

        Premiums and other increased 6% in 2001 to $2.0 billion. This increase primarily reflects:

  •
  continued organic growth

  •
  strong growth in lower margin new business initiatives

  •
  the impact of the acquisition of First Extended, Inc.

This increase was somewhat offset by the loss of some accounts in the warranty business, in addition to a general slowdown in the economy.

        Investment income, which includes related expenses and income or loss on disposals and impairments, decreased significantly when compared to 2000, primarily reflecting:

  •
  reduced valuations on equity investments in limited partnerships

  •
  lower short-term interest rates. In particular, declining interest rates affected investment income from the Insurance Brokerage and Other Services and Consulting segments, primarily relating to fiduciary funds; this income decreased $31 million compared to 2000.

  •
  the other than temporary impairment recorded for certain directly owned equity investments. Returns on private equity investments tend to fluctuate due to the inherent volatility of equity securities.

Expenses

        General expenses increased 12% over 2000. Excluding costs related to business transformation in 2001 and 2000, general expenses increased $487 million or 10% over 2000 primarily reflecting:

  •
  expenditures to grow the brokerage business

  •
  the impact of acquisitions

  •
  transition costs related to the business transformation plan.

        Benefits to policyholders rose $74 million or 7% as a result of new underwriting initiatives and an unusual increase in warranty claims related to an isolated program that will not affect future periods.

        Interest expense decreased 9% or $13 million from prior year, partly attributable to decreases in short-term interest rates and lower average debt balances.

        Unusual charges—World Trade Center represent:

  •
  $135 million of insurance benefits paid

  •
  a $10 million commitment to the Aon Memorial Education Fund to support the education needs of the children of Aon employees who were victims of the September 11th attacks

  •
  $13 million of other costs that may not be recoverable from insurance.

Income Before Income Tax and Minority Interest

        Income before income tax and minority interest declined significantly from $854 million in 2000 to $309 million in 2001, due to:

  •
  expenses in 2001 related to the events of September 11th

  •
  slower revenue growth in parts of the U.S. retail brokerage business due to delays in the implementation of the business transformation plan

  •
  an increase in year-over-year business transformation expenses of $136 million

  •
  a decline in consolidated investment income of $295 million.

All of our consolidated income before income tax is from non-U.S. operations.

Income Taxes

        The effective tax rate was 39.5% for 2001 and 39% for 2000. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions and the non-deductibility of certain goodwill amortization.

Net Income

        Net income for 2001 was $147 million or $0.53 per dilutive share compared to $474 million or $1.79 per dilutive share in 2000. Basic net income per share was $0.54 and $1.81 for 2001 and 2000, respectively. In 2000, Aon adopted the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, which resulted in a one-time cumulative non-cash charge of $7 million after-tax ($0.03 per share).    We have deducted dividends on the redeemable preferred stock from net income to compute income per share.

REVIEW BY SEGMENT

General

        Aon classifies its businesses into three operating segments:    Insurance Brokerage and Other Services, Consulting and Insurance Underwriting (see note 16 to the consolidated financial statements). Aon's operating segments are identified as those that:

  •
  report separate financial information

  •
  are evaluated regularly when we are deciding how to allocate resources and assess performance.

        Total revenue for each of the operating segments is presented both by major product and service and by geographic area in note 16 to the consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues.

        Because our culture fosters interdependence among the operating units, allocating expenses by product and geography is difficult. While we track and evaluate revenue for each segment, expenses are allocated to products and services within each of the operating segments. In addition to revenue, we also measure each segment's financial performance using its income before income tax.

        Operating segment revenue includes investment income, as well as the impact of related derivatives, generated by operating invested assets of that segment. Investment characteristics mirror liability characteristics of the respective operating segments:

  •
  Our Insurance Brokerage and Other Services and Consulting businesses invest fiduciary funds and operating funds in shorter-term obligations

  •
  In Insurance Underwriting, policyholder claims and other types of non-interest sensitive insurance liabilities are primarily supported by intermediate to long-term fixed-maturity instruments. Investments underlying interest-sensitive capital accumulation insurance liabilities are fixed- or floating-rate fixed- maturity obligations. For this business segment, operating invested assets are equivalent to average net policy liabilities

  •
  Our insurance subsidiaries also have invested assets that exceed average net policy liabilities, in order to maintain solid claims paying ratings. These investments are mostly equity related and income from these investments are reflected in Corporate and Other segment revenues.

        The following tables and commentary provide selected financial information on the operating segments.

	Years ended December 31
	2002	2001	2000
	(millions)
Operating segment revenue:
Insurance Brokerage and Other Services	$5,263	$4,659	$4,367
Consulting	1,054	938	770
Insurance Underwriting	2,526	2,250	2,167

Total operating segments	$8,843	$7,847	$7,304

Income before income tax:
Insurance Brokerage and Other Services	$763	$524	$690
Consulting	120	126	106
Insurance Underwriting	152	150	300

Total income before income tax—operating segments	$1,035	$800	$1,096

Insurance Brokerage and Other Services

        Aon is a leader in many sectors of the insurance industry: globally, it is the second largest insurance broker, the largest reinsurance broker and the leading manager of captive insurance companies worldwide. In the U.S., Aon is the second largest multi-line claims services provider, and the largest wholesale broker and underwriting manager. These rankings are based on most recent surveys compiled and reports printed by Business Insurance.

        Insurance Brokerage and Other Services generated approximately 60% of Aon's total operating segment revenues in 2002. Revenues are generated primarily through:

  •
  fees paid by clients

  •
  commissions and fees paid by insurance and reinsurance companies

  •
  certain other carrier compensation

  •
  interest income on funds held primarily in a fiduciary capacity.

        Our revenues vary from quarter to quarter throughout the year as a result of:

  •
  how our clients' policy renewals are timed

  •
  the net effect of new and lost business

  •
  volume-based commissions and overrides

  •
  the timing of services provided to our clients

  •
  the income we earn on investments, which is heavily influenced by short-term interest rates.

        Although expenses generally tend to be more uniform throughout the year, in 2001 expenses were increased by the business transformation plan and the terrorist attacks of September 11th.

        This segment:

  •
  addresses the highly specialized product development, consulting and risk management needs of professional groups, service businesses, governments, healthcare providers, commercial organizations and non-profit groups, among others

  •
  provides affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses. Certain operating subsidiaries provide marketing and brokerage services to both the primary insurance and reinsurance sectors

  •
  offers claims management and loss cost management services to insurance companies and firms with self-insurance programs

  •
  provides wholesale brokerage, managing underwriting and premium finance services to independent agents and brokers.

The Insurance Brokerage and Other Services segment revenues vary because a large part of our compensation is tied to the premiums paid by those we insure, and both premium rate levels in the property and casualty insurance markets and available insurance capacity also fluctuate.

Revenue

        Total 2002 Insurance Brokerage and Other Services revenue was $5.3 billion, up 13% on a reported basis. Excluding the effect of foreign exchange rates, revenue rose 12% over last year. Most of this growth was organic, including the impact of hardening premium rates. U.S. and international retail, reinsurance and wholesale brokerage all posted solid revenue growth. Insurance Brokerage and Other Services operating revenue, on an organic basis, grew approximately 12% in a very competitive environment. Investment income decreased $43 million in 2002 as short-term interest rates declined.

        Continuing the trend from last year, increases in insurance premium rates benefited revenues in 2002. After September 11th, insurance markets whose premium rates were rising already rose further as a result of restrictions on the availability of some coverages and the pressure on the financial strength of some insurance companies. The property and casualty insurance market is very competitive. As premium rates rise, clients often retain more risk. This dynamic has, and may continue to, limit revenue growth, for pure brokerage services, but it provides opportunities to offer more captive insurance and claims management services, as well as safety and loss control services.

        This chart shows Insurance Brokerage and Other Services revenue by geographic area and pretax income:

	Years ended December 31
	2002	2001	2000
	(millions)
Revenue by geographic area:
United States	$2,604	$2,425	$2,277
United Kingdom	1,087	918	889
Continent of Europe	857	733	654
Rest of World	715	583	547

Total revenue	$5,263	$4,659	$4,367

Income before income tax	$763	$524	$690

        In 2002, U.S. revenue of $2.6 billion rose 7% primarily from organic growth, including premium rate increases, and the impact of acquisitions. This growth was partially offset, however, by lower investment income due to lower interest rates, along with a $24 million fee earned in 2001 in connection with the formation of Endurance Specialty Insurance, Ltd. Underperformance in the managing underwriting group and U.S. retail brokerage in 2002 tempered growth in the U.S.

        U.K. and Continent of Europe revenues of $1.9 billion increased 18% from 2001 primarily as a result of organic growth driven by higher insurance premium rates and new business.

        Rest of World revenue increased $132 million or 23%, primarily reflecting organic growth resulting from new business, improved renewal rates, and the positive impact of premium rate increases on commissions.

Income Before Income Tax

        Pretax income increased $239 million from 2001 to $763 million. In 2002, pretax margins in this segment were 14.5%, up from 11.2% in 2001.

        These increases were due:

  •
  principally to lower net business transformation costs between 2002 and 2001 of $193 million and lower transition costs in 2002 versus 2001 of $20 million

  •
  secondarily, to a $29 million reimbursement we received in 2002 from our property insurers for depreciable assets destroyed on September 11th, which represents the difference between insurance reimbursements and the net book value of our destroyed assets. We have replaced most of these assets, and the depreciation on these assets will affect future income. In 2001, the destruction of the World Trade Center resulted in expenses of $23 million.

        Pretax income, excluding these items, fell 1% from 2001 to $728 million. Pretax margins, excluding these items, were 13.8% for 2002 versus 15.8% last year. The margin decline was principally driven by higher costs in certain parts of the U.S. retail business and lower revenue in our managing underwriting group.

        Also contributing to the adjusted pretax margin decline were increased compensation costs including higher pension costs and some one-time special incentive compensation, reduced investment income and lower claims handling fees. These items more than offset strong organic growth and business transformation savings.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations.    This segment:

  •
  provides a full range of human capital management services, from employee benefits to compensation consulting

  •
  generates 12% of Aon's total operating segment revenues. The acquisition of ASI in 2001 significantly expanded our abilities, especially our outsourcing services.

        Consulting services are delivered to corporate clients through five major practices:

1.
Employee benefits constructs and implements benefit packages, and conducts proprietary research on employee commitment and loyalty.

2.
Compensation focuses on designing salary, bonus, commission, stock option and other pay structures, with special expertise in the financial institution and technology fields.

3.
Management consulting assists clients in process improvement and design, leadership, organization and human capital development.

4.
Outsourcing offers employment processing, performance improvement, benefits administration and other employment services.

5.
Communications advises clients on how to communicate on initiatives that support their corporate vision.

        Revenues in the Consulting segment are affected by changes in clients' industries, including government regulation, as well as new products and services, the state of the economic cycle, broad trends in employee demographics and the management of large organizations.

Revenue

        In 2002, revenues of $1.1 billion increased 12% over 2001. Excluding the impact of foreign exchange rates, the growth rate was 11%. Globally, the improvement in revenue was influenced by 9% organic growth as well as acquisitions. Organic revenue owed a significant portion of its growth to a sizeable human resources outsourcing agreement which we initiated in third quarter 2002. Good growth also occurred in the Continent of Europe and the Pacific region, as well as the management consulting group.

        Despite this year's growth, economic conditions continue to be difficult for this segment: the sluggish global economy, a slowdown in client hiring and slower discretionary spending by clients, has put pressure on organic revenue growth. Investment income in the Consulting segment was down $3 million from 2001 due to lower interest rates.

        This chart shows Consulting revenue by geographic area and pretax income:

	Years ended December 31
	2002	2001	2000
	(millions)
Revenue by geographic area:
United States	$703	$628	$486
United Kingdom	160	157	151
Continent of Europe	105	77	67
Rest of World	86	76	66

Total revenue	$1,054	$938	$770

Income before income tax	$120	$126	$106

        From 2001:

  •
  U.S. revenue of $703 million grew 12%, primarily reflecting the new outsourcing agreement in 2002 and the 2001 acquisition of ASI, combined with growth in the employee benefits practice and management consulting

  •
  Continent of Europe and Rest of World revenues rose $38 million on organic growth.

Income Before Income Tax

        Pretax income was $120 million, a 5% decline from last year. In 2002, pretax margins in this segment were 11.4%, down from 13.4% in 2001. Excluding expenses related to business transformation in 2001, pretax income fell 10% in 2002, and in 2001, pretax margin was 14.2%.

        Pretax margins were reduced by a large new human resources outsourcing contract. Although this contract is expected to provide favorable returns over the life of the multi-year agreement, it pressured margins in 2002 for the following reasons:

  •
  outsourcing business has lower margins than other consulting businesses

  •
  up-front costs were incurred to secure the new contract

  •
  revenues for sub-contractors under the contract flow through our income statement even though we merely pass them on without receiving any income from them

  •
  margins are lower at the beginning of the contract since we inherited the client's cost structure and we plan to create efficiencies to improve margins through the life of the contract.

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily 7,500 career insurance agents, working for our subsidiaries

  •
  offers extended warranty and casualty insurance products that are sold through retailers, automotive dealers, insurance agents and brokers and real estate brokers

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies

  •
  has operations in the United States, Canada, Latin America, Europe and Asia/Pacific

  •
  generates approximately 28% of Aon's total operating segment revenues.

        In the accident, health and life operations, we provide an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

        We have developed relationships with select brokers and consultants to reach specific niche markets. In addition to the traditional business sold by our career agents, we have expanded product distribution to include direct response programs, affinity groups and worksite marketing, creating access to new markets and potential new policyholders. In fourth quarter 2002, we announced our plans to sell Sheffield Insurance Corporation, a small property-casualty company. In early 2003, we announced plans to discontinue our accident and health insurance underwriting operations in Mexico, Argentina and Brazil, as well as our large company group life business in the U.S.

        Our subsidiaries in North America, Latin America, Asia/Pacific and Europe provide warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, we provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs. Revenues earned from non-risk bearing activities and the administration of certain extended warranty services on automobiles, electronic goods, personal computers and appliances are reflected in the Insurance Brokerage and Other Services segment based on how the business is reviewed by management.

Revenue

        In 2002, revenues of $2.5 billion increased 12% over 2001. Excluding the effect of foreign exchange rates, revenues rose by 11%. Improvement over last year was driven by:

  •
  strong organic growth of 14%

  •
  new specialty property and casualty insurance business and newer accident and health insurance programs.

        Partially offsetting core business growth was lower investment income of $65 million as well as the loss of several accounts in the extended warranty business.

        This chart details Insurance Underwriting revenue by geographic area and pretax income:

	Years ended December 31
	2002	2001	2000
	(millions)
Revenue by geographic area:
United States	$1,784	$1,615	$1,545
United Kingdom	363	302	308
Continent of Europe	151	125	111
Rest of World	228	208	203

Total revenue	$2,526	$2,250	$2,167

Income before income tax	$152	$150	$300

        In 2002, U.S. revenue increased $169 million to $1.8 billion. The increase was primarily driven by new product initiatives and increased revenues for accident and health products, which more than offset declines in investment income, which includes guaranteed investment contract revenue. (Expenses related to guaranteed investment contracts are reflected in benefits to policyholders.)

        U.K. and Continent of Europe revenue increased 20% to $514 million. Rest of World revenue was up 10% to $228 million.

        The discontinued and sold businesses generated approximately $100 million of earned premium in 2002.

Income Before Income Tax

        Pretax income of $152 million increased 1% from 2001. Pretax margins fell from 6.7% in 2001 to 6.0% in 2002.

        Excluding spin-off plan expenses in 2002 ($33 million pretax) and the World Trade Center ($135 million pretax) and business transformation costs ($24 million pretax) in 2001, pretax income of $185 million in 2002 fell significantly from $309 million in 2001. Pretax margins declined from 13.7% in 2001 to 7.3% in 2002. The remainder of the spin-off costs are included in the Corporate and Other segment.

        Reasons for the decline in pretax income and margin include:

  •
  an increased payout ratio of benefits to policyholders

  •
  losses involving NPS. NPS was an independent managing general agent hired to handle quoting, binding, premium collection, claims adjusting and other servicing related to general liability insurance policies issued by one of Aon's subsidiaries. We stopped NPS from initiating any new Aon business in mid-2002 after we obtained a temporary restraining order. We and others sued NPS for fraud, among other things. Based on our review of policies issued, we provided an additional $21 million to increase loss reserves and for other expenses, as well as $15 million for an allowance against the receivable owed to us by NPS

  •
  losses at certain unprofitable underwriting units, including accident and health insurance underwriting in Mexico, Argentina and Brazil and large company group life business in the U.S.

  •
  a decline in investment income

  •
  a provision for non-claims litigation.

Corporate and Other

        Corporate and Other segment revenue consists primarily of investment income (including income or loss on disposals, including impairment losses), which is not otherwise reflected in the operating segments. This segment includes invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the insurance underwriting subsidiaries and related income.

        Private equities are principally carried at cost except where Aon has significant influence, in which case they are carried under the equity method. These investments usually do not pay dividends.

        Limited partnerships are accounted for on the equity method and changes in the value of the underlying limited partnership investments flow through Corporate and Other segment revenue. Because the limited partnership investments include exchange-traded securities, Corporate and Other segment revenue fluctuates with the market values of underlying publicly traded equity investments. Limited partnership investments have historically provided higher returns over a longer time than broad market common stock. However, in the short run, the returns are inherently more variable.

        On December 31, 2001, we securitized $450 million of our limited partnership investments plus associated limited partnership commitments, which represented the majority of our limited partnership interests. In connection with the securitization, we received a combination of cash ($171 million) and securities ($279 million). This transaction has lessened the variability of revenue reported in the Corporate and Other segment. The limited partnership investments were included in our consolidated statement of financial position prior to the securitization and the cash and securities received from the securitization are also included in Aon's consolidated statement of financial position.

        Although our portfolios are highly diversified, they still remain exposed to market, equity and credit risk.

        Our fixed-maturity portfolio had a $37 million gross unrealized loss at December 31, 2002, including $6 million related to deferred amortizable derivative losses, and is subject to interest rate, market and credit risks. With a carrying value of $2.1 billion at December 31, 2002, our total fixed-maturity portfolio is 94% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 87% investment grade and have a weighted average rating of "A" based on amortized cost.

        The equity portfolio is comprised of:

  •
  non-redeemable preferred stocks. This portfolio had a $2 million gross unrealized loss at December 31, 2002, and is subject to interest rate, market, credit and illiquidity risks

  •
  publicly traded common stocks. The common stock portfolio had no gross unrealized loss at December 31, 2002 and is subject to market risk

  •
  other common and preferred stocks not publicly traded. These investments had a $13 million gross unrealized loss at December 31, 2002, and are subject to illiquidity, concentration and operation performance risks.

        The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $6 million) as of December 31, 2002.

Analysis of Investment Positions with Unrealized Losses Segmented by
Quality and period of Continuous Unrealized Loss*

	As of December 31, 2002
	Investment Grade				Non-Investment Grade				Not Rated
	0 - 6 Months	6 - 12 Months	> 12 Months	Total	0 - 6 Months	6 - 12 Months	> 12 Months	Total	0 - 6 Months	6 - 12 Months	> 12 Months	Total	Grand Total
	($ in millions)
FIXED MATURITIES
# of positions	14	4	38	56	6	4	—	10	—	—	—	—	66
Fair Value	$44	$15	$224	$283	$25	$16	$—	$41	$—	$—	$—	$—	$324
Amortized Cost	46	16	248	310	27	18	—	45	—	—	—	—	355
Unrealized Loss	(2)	(1)	(24)	(27)	(2)	(2)	—	(4)	—	—	—	—	(31)
EQUITIES: PREFERRED
# of positions	3	2	—	5	—	—	—	—	—	—	—	—	5
Fair Value	$11	$5	$—	$16	$—	$—	$—	$—	$—	$—	$—	$—	$16
Cost	12	6	—	18	—	—	—	—	—	—	—	—	18
Unrealized Loss	(1)	(1)	—	(2)	—	—	—	—	—	—	—	—	(2)
EQUITIES: COMMON
# of positions	—	—	—	—	1	—	—	1	—	1	1	2	3
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$—	$1	$2	$3	$3
Cost	—	—	—	—	—	—	—	—	—	1	2	3	3
Unrealized Loss	—	—	—	—	—	—	—	—	—	—	—	—	—
OTHER
# of positions	—	—	—	—	—	—	—	—	1	—	—	1	1
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$14	$—	$—	$14	$14
Cost	—	—	—	—	—	—	—	—	27	—	—	27	27
Unrealized Loss	—	—	—	—	—	—	—	—	(13)	—	—	(13)	(13)

TOTAL
# of positions	17	6	38	61	7	4	—	11	1	1	1	3	75
Fair Value	$55	$20	$224	$299	$25	$16	$—	$41	$14	$1	$2	$17	$357
Cost	58	22	248	328	27	18	—	45	27	1	2	30	403
Unrealized Loss	(3)	(2)	(24)	(29)	(2)	(2)	—	(4)	(13)	—	—	(13)	(46)
% of Total Unrealized Loss	7%	4%	53%	64%	4%	4%	0%	8%	28%	0%	0%	28%	100%

*
For categorization purposes, Aon considers any rating of Baa or higher by Moody's or equivalent rating agency to be investment grade.

        At December 31, 2002, our:

  •
  diversified fixed-maturity portfolio had 66 positions with $31 million of total gross unrealized losses, excluding deferred amortizable derivative losses. No single position had an unrealized loss greater than $2 million.

  •
  equity portfolio, including non-redeemable preferred stocks, had 8 positions with $2 million of total gross unrealized losses. No single position had an unrealized loss greater than $1 million.

  •
  investments classified as other investments in the consolidated statements of financial position had a $13 million gross unrealized loss at December 31, 2002. The gross unrealized loss relates to preferred stock interests of Private Equity Partnerships Structures I, LLC (PEPS I), a QSPE, acquired on December 31, 2001. These preferred stock interests represent beneficial interests in securitized limited partnership investments. The fair value of the private preferred stock interests is dependent on the value of the limited partnership investments held by PEPS I. Management assesses other than temporary declines in the fair value below cost using a financial model that considers the value of the underlying limited partnership investments of PEPS I and the nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

  •
  non publicly-traded fixed-maturity portfolio had a carrying value of $166 million, including $115 million in notes received from PEPS I on December 31, 2001 related to the securitization of limited partnerships and $40 million in notes issued by PEPS I to Aon during 2002. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        We:

  •
  periodically review securities with material unrealized losses and evaluate them for other than temporary impairments. We analyze various risk factors and determine if any specific asset impairments exist. If we determine there is a specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value.

  •
  review invested assets with material unrealized losses each quarter. Those assets are separated into two categories:

  (1)
  assets with unrealized losses due to issuer-specific events, which we segment among four categories: fixed-maturity investments; preferred stocks; publicly traded common stocks; and private equities and other invested assets.

  (2)
  assets with unrealized losses due to market conditions or industry-related events.

Assets with unrealized losses due to issuer-specific events:

        Fixed-maturity investments.    At least quarterly, we:

  •
  review the creditworthiness of corporate obligors for changes by nationally recognized credit rating agencies and changes in fundamental financial performance of the underlying entity.

  •
  monitor cash flow trends and underlying levels of collateral for asset-backed securities.

  •
  evaluate all bonds and asset-backed securities whose financial performance has declined for other than temporary impairment.

        Preferred stocks.    We review issuer creditworthiness at least quarterly. Creditworthiness factors reviewed include nationally recognized credit rating agency rating changes and changes in financial performance of the underlying issuer. We monitor all preferred stock investments with declining financial performance for other than temporary impairment.

        Publicly traded common stocks.    Quarterly, we review each common stock investment to determine if its decline in value is deemed other than temporary. Criteria include a review of issuer financial trends, and market expectations based on third-party forward-looking analytical reports, when available.

        Private common stocks and other invested assets.    We review quarterly private issue valuations, which include recent transaction valuations between the issuer and a third party; financial performance reviews; and financial trend comparisons with publicly traded companies in the same or similar industries.

        We recognize an other than temporary impairment loss when appropriate for fixed-maturity investments, common and preferred stock and other investments with continuous material unrealized losses due to issuer-specific events. We base this decision upon the facts and circumstances for each investment in accordance with SAB 59, FASB Statement No. 115 and related guidance.

        Invested assets with unrealized losses due to market conditions or industry-related events include those negatively impacted by increasing U.S. Treasury or local sovereign interest rates; corporate and asset-backed credit spread widening; common stock price volatility due to conditions in the overall market or a particular industry; and illiquid market conditions.

        Under some conditions, we assume that a decline in value below cost is not other than temporary. We make this assumption for fixed-maturity investments with unrealized losses due to market conditions or industry-related events when:

  •
  we expect the market to recover

  •
  management has no current positive intent to sell

  •
  we have the intent and ability to hold the investment until maturity or the market recovers, which is a decisive factor when considering an impairment loss. If we decide that holding the investment no longer makes sense, we again evaluate that investment for other than temporary impairment.

        We recognize an other than temporary impairment loss based upon each investment's facts and circumstances, in accordance with SAB 59, FASB Statement No. 115 and related guidance. We continue to monitor these securities quarterly to ensure that unrealized losses do not result from issuer-specific events.

        We evaluate for other than temporary impairment preferred and common stock and other investments with continuous material unrealized losses for two consecutive quarters due to market conditions or industry-related events. We recognize an other than temporary impairment loss based upon each investment's facts and circumstances. We continue to monitor these securities quarterly to ensure that unrealized losses are not the result of issuer-specific events.

        There are three risks inherent in the assessment methodology:

  •
  market factors may differ from our expectations

  •
  we may decide to subsequently sell a security for unforeseen liquidity needs

  •
  the credit assessment or equity characteristics may change from our original assessment.

        This chart shows the components of Corporate and Other revenue and expenses:

	Years ended December 31
	2002	2001	2000
	(millions)
Corporate and other revenue:
Limited partnership investments	$14	$(94)	$73
Income from marketable equity securities and other investments	31	7	9

Corporate and other revenue before net loss on disposals and related expenses and one-time items	45	(87)	82
Interest on tax refund	48	—	—
Net loss on disposals and related expenses	(114)	(84)	(11)

Corporate and other revenue	$(21)	$(171)	$71

Non-operating expenses:
General expenses	$97	$75	$59
Interest expense	124	127	140
Amortization of goodwill	—	118	114

Loss before income tax	$(242)	$(491)	$(242)

Revenue

        Corporate and Other revenue improved by $150 million to a negative $21 million in 2002 from a negative $171 million in 2001. The revenue improvement was primarily driven by:

  •
  a rise in the value of private limited partnership investments. These investments had been negatively impacted by unfavorable market conditions in 2001.

  •
  $48 million of interest income we received in 2002 from the settlement of a prior year tax issue.

        Offsetting the positive valuation gains were impairment write-downs of certain fixed-maturity and equity investments of $130 million in 2002 (including $51 million cumulative effect of the change in policy for recognizing other than temporary impairments from previous years) compared to $57 million in 2001.

Loss Before Income Tax

        Corporate and Other expenses were $221 million, an improvement of $99 million from the comparable period in 2001. This decrease in expenses is primarily due to goodwill amortization. Beginning in 2002, goodwill was no longer amortized (see note 1 to the consolidated financial statements). Compared to 2001:

  •
  Interest expense declined $3 million primarily from lower short-term interest rates.

  •
  General expenses rose $22 million due principally to $17 million of corporate overhead costs related to the previous planned divestiture of the underwriting businesses.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $242 million in 2002 versus a loss of $491 million in 2001.

Discontinued Operations

        Discontinued operations include certain insurance underwriting subsidiaries acquired with Alexander and Alexander Services, Inc. (A&A) that are in run-off and the indemnification by A&A of certain liabilities relating to subsidiaries sold by A&A before its acquisition by Aon.

        Management believes that, based on current estimates, these discontinued operations are adequately reserved. The net liability is included as a component of other liabilities on the consolidated statements of financial position. In 2002, Aon settled certain of these liabilities. The settlement had no material effect on the consolidated financial statements.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

        Our routine liquidity needs are primarily for servicing debt and for paying dividends on outstanding stock and capital securities. Our primary source for meeting these requirements is from dividends and internal financing from our operating subsidiaries. After meeting our routine dividend and debt servicing requirements, we used a portion of the remaining funding received throughout the year to expand our operating segment businesses and invest in acquisitions. (Note 11 to the consolidated financial statements discusses regulatory restrictions relating to dividend capacity of our insurance subsidiaries.) Our U.S. insurance subsidiaries' statutory capital and surplus at year-end 2002 exceeded the risk-based capital target set by the National Association of Insurance Commissioners by a satisfactory level. We have advised the rating agencies that we do not expect our two major U.S. insurance subsidiaries to pay dividends to Aon in 2003. Beyond 2003, we expect these U.S. subsidiaries to consider resuming paying dividends.

        Our operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future and to provide funds to the parent company. We have used cash flow primarily for:

  •
  debt reduction

  •
  dividend payments

  •
  business reinvestment

  •
  acquisition financing

  •
  payments of business transformation and other special charge and purchase accounting liabilities.

        We expect our subsidiaries' positive cash flow to continue, and with it, our ability to access adequate short-term lines of credit.

        Cash on our statements of financial position includes funds available for general corporate purposes and funds we are holding on behalf of clients and to satisfy policyholder liabilities.

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for 2002 were $1.2 billion. However, not all funds generated were available for use by us.

        Net income attributable to our insurance subsidiaries was approximately $50 million, net of losses on disposals recognized in our Corporate and Other segment, and changes in their operating assets and liabilities, net of reinsurance, represented $335 million in 2002. This was primarily due to unearned premiums and other fees recorded and collected by the specialty property and casualty group (which includes extended warranty) as a result of an increase in its insurance retention on several client programs and new property and casualty business. The majority of these funds will be used to satisfy future benefits to policyholders with the remainder being available, after taxes and other income and expense, for dividend to Aon in future years. The operating cash flow from our insurance subsidiaries of $385 million was not available for general corporate purposes in 2002. Also, in 2002, we decided not to upstream any of the insurance underwriting subsidiaries' earnings to Aon parent company in order to enhance their financial positions even further.

        In our insurance brokerage and consulting businesses we collect cash payments from clients that include both premiums (payable to insurance companies for policies they issue) and commissions and fees (payable to us for our brokerage and consulting services). The commissions and fees are recorded by us as income. For a short time period, we hold clients' premiums in fiduciary accounts before remitting them to insurers. When a payment is due from a client for premiums, commissions and fees, we establish a receivable for the gross amount and a payable to the insurance company for the premium portions. The net balance for these are reflected in "Other receivables and liabilities, net". For 2003, the net difference between these receivables and payables added approximately $300 million to cash flow from operations, but are only held temporarily by us on behalf of our clients and/or carriers.

        During the fourth quarter 2002, we raised $607 million by issuing 36.8 million shares of new common equity and $519 million by issuing long-term debt.

        A total of $1.7 billion in cash from available operating cash flows and debt and equity net proceeds was primarily used for the following purposes:

  •
  pay down commercial paper, other short-term debt and notes payable, as well as repurchase a portion of our trust preferred stock ($797 million)

  •
  $150 million was kept liquid and used for January 2003 debt repayment

  •
  pay dividends to our stockholders of $233 million

  •
  investment in operations:

  •
  expenditures for property and equipment consumed $278 million

  •
  acquisition of businesses used $111 million

  •
  cash increased by $67 million.

        Withdrawals of $682 million from "interest sensitive, annuity and investment-type contracts" were funded primarily by sales of fixed maturity investments. We have decided to stop issuing these contracts and we are exiting the business.

Financial Condition

        Since year-end 2001, total assets increased $3.0 billion to $25.3 billion. Invested assets at December 31, 2002 increased $441 million from last year:

  •
  primarily from an increase in short-term investments, related to fiduciary funds, partially offset by sales of preferred stock during the year

  •
  funds raised from issuing new common equity

  •
  notes offerings.

        Most of the funds raised were used to:

  •
  pay down commercial paper, other short-term debt and notes payable

  •
  repurchase a portion of our trust preferred stock.

        We also used $150 million in January 2003 to repay maturing debt securities.

        Insurance brokerage and consulting services receivables increased $1.5 billion in 2002 with a corresponding increase in insurance premiums payable of $1.7 billion. These increases reflect:

  •
  the continued rise in premium rates across most lines of business

  •
  the escalating client demand for risk programs

  •
  Aon's strong overall new account growth.

        Other assets are comprised principally of prepaid premiums related to reinsurance and prepaid pension assets. The increase of $56 million from 2001 represents higher prepaid premiums, which offset a reduction in the pension assets due to the additional minimum pension liability adjustment in fourth quarter 2002. During 2002, some of our defined benefit pension plans, particularly in the United Kingdom, incurred significant valuation losses in the investments backing the related pension obligation, as a result of a decline in the international equity markets and a decline in interest rates.

        Other liabilities increased $602 million from 2001 due to the increase in our minimum pension liability. We are required to maintain, at a minimum, a liability equal to the difference between the present value of benefits incurred to date for pension obligations and the fair value of the assets supporting these obligations.

        Other policyholder funds decreased $674 million in 2002, due primarily to interest sensitive and investment-type contracts maturing and our decision to stop offering these programs.

        Aon's consolidated statement of financial position as of December 31, 2002 contains:

  •
  a general expense liability of $53 million related to purchase restructuring liabilities (see note 4 to the consolidated financial statements)

  •
  $28 million related to the business transformation plan (see note 5 to the consolidated financial statements).

        We anticipate paying most of the outstanding termination benefits over the next few years. The remaining items primarily reflect lease obligations and will run off over a period of up to ten years. We do not expect that payments for termination benefits and lease obligations will have a material impact on cash flows in subsequent periods. As planned, we have made payments that have reduced our restructuring liabilities related to recent acquisitions and prior year charges.

Capital Resources

Capital Enhancement Actions

        During the fourth quarter 2002, Aon raised net proceeds of $519 million by issuing long-term debt as follows:

  •
  we received $296 million ($300 million aggregate principal amount) by privately placing 10-year convertible senior debentures due 2012 with a 3.5% coupon rate. The debentures are unsecured obligations, initially convertible, under certain circumstances, into Aon common stock at a conversion price of approximately $21.475 per common share (see note 8 to the consolidated financial statements). In addition, we will be required to pay additional contingent interest, beginning November 15, 2007, if the trading price of the debentures for each of the five trading days immediately preceding the first day of the six-month interest period equals or exceeds 120% of the principal amount of the debentures. Beginning November 19, 2007, we may redeem any of the debentures at an initial redemption price of 101% of the principal amount plus accrued interest. Interest on the debentures is payable semiannually in arrears on May 15 and November 15 of each year, beginning May 15, 2003.

  •
  we also received $223 million ($225 million aggregate principal amount) by privately placing 10-year senior term notes due 2012. Interest on these notes will accrue at a coupon rate of 7.375%. This interest is payable semiannually in arrears on June 14 and December 14 of each year, beginning June 14, 2003.

        During that same quarter, Aon raised $607 million by issuing 36.8 million shares of new common equity at $17.18 per share. The offering was made pursuant to an existing shelf registration statement.

        In 2002, we used funds received from the debt and equity offerings to:

  •
  pay down commercial paper and other short-term debt

  •
  partially repurchase certain debt securities due in 2003 and 2004

  •
  repurchase approximately $98 million of our 8.205% trust preferred capital securities. Beginning in 2003, minority interest on the capital securities will be approximately $9 million per quarter, reflecting the repurchase

  •
  On January 15, 2003, we used a portion of the funds from the offerings to redeem $150 million of outstanding debt securities with an interest rate of LIBOR +1%.

Short-term Borrowings and Notes Payable

        Total debt at December 31, 2002 was $1.8 billion, down from $2 billion at December 31, 2001. Specifically:

  •
  Short-term debt declined $140 million, reflecting the paydown of the Euro credit facility and other foreign short-term debt.

  •
  Notes payable decreased by $23 million compared to year-end 2001. Commercial paper outstanding declined to $1 million from $254 million at December 31, 2001. In 2001, all of our commercial paper was classified as notes payable in the consolidated statements of financial position based on Aon's intent and ability to maintain or refinance these obligations on a long-term basis.

        Contractual maturities of notes payable and operating lease commitments (with initial or remaining non-cancelable lease terms in excess of one year) are disclosed in note 8 to the consolidated financial statements.

        In 2002, we renegotiated our back-up lines of credit. Anticipating the previously planned spin-off of our insurance underwriting subsidiaries, we reduced our line of credit to $875 million. As a result of our capital enhancement actions, we renegotiated our short-term back-up lines of credit, reducing the total amount to $775 million in February 2003. This agreement will expire in 2005.

        To achieve tax-efficient financing, we renegotiated a new committed revolving bank credit facility in September 2001, under which certain European subsidiaries can borrow up to EUR 500 million. As of December 31, 2002, Aon had borrowed EUR 74 million ($76 million) under this facility, all of which is classified as short-term borrowings in the consolidated statements of financial position.

        The major rating agencies' ratings of our debt securities at December 31, 2002 appear in the table below.

	Standard And Poor's	Moody's Investor Services	Fitch, Inc.
Senior long-term debt	A-	Baa2	A-
Commercial paper	A-2	P-2	F-2

        Aon's principal insurance underwriting subsidiaries are rated "A", with a stable outlook by A.M. Best for their claims paying ability.

        Aon borrows funds from, and lends funds to, its various subsidiaries. As of December 31, 2002, we had obligations to our subsidiaries of approximately $433 million. These obligations have competitive interest rates.

Stockholders' Equity

        Stockholders' equity increased $430 million during 2002, reflecting:

  •
  the $607 million raised by issuing 36.8 million shares of new common equity at $17.18 per share

  •
  net income before preferred dividends of $466 million.

        Partially offsetting the increase were dividends paid to stockholders of $233 million. Accumulated other comprehensive loss increased $419 million since December 31, 2001. Net foreign exchange losses improved by $69 million primarily because of the weakening U.S. dollar against foreign currencies as compared to the prior year. Net derivative gains increased $22 million over year-end 2001. Net unrealized investment gains rose $42 million during 2002, driven principally by the recognition of $130 million pretax ($82 million after-tax) write-downs in the consolidated statement of income during 2002. These investment write-downs did not affect total stockholders' equity.

        During 2002, some of our defined benefit pension plans, particularly in the United Kingdom, incurred significant valuation losses in the investments backing the related pension obligation. These losses were primarily a result of the decline in the international equity markets. Accounting principles generally accepted in the U.S. require a company to maintain, at a minimum, a liability on its balance sheet equal to the difference between the present value of benefits incurred to date for pension obligations and the fair value of the assets supporting these obligations. At year-end 2002, this increased pension obligation caused a $552 million (after-tax) reduction to stockholders' equity. We maintain the related pension plan assets in separate trust accounts; they are not part of our consolidated financial statements. This non-cash adjustment did not affect 2002 earnings.

        For 2003, we project our pension expense to increase by $130 million over what was recorded in 2002. The increase in our pension expense was significantly impacted by the unrecognized loss of $1.6 billion at December 31, 2002. We also expect cash contributions for the defined benefit pension plans to increase by $40 million in 2003. In addition, under certain circumstances, we may be required to contribute significant additional amounts to our pension plans to satisfy provisions of the principal credit facility which supports our commercial paper program. We expect, however, to amend or replace such credit facilities.

        At December 31, 2002, stockholders' equity per share was $12.56, down from $12.82 at December 31, 2001, due to the impact of increased pension obligations.

Special Purpose Entities

        We use special purpose entities and qualifying special purpose entities (QSPE), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140 and other relevant accounting guidance.

        Certain of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions. Subject to certain limitations, agreements provide for sales to these conduit vehicles continuing through December 2005. As of December 31, 2002, the maximum commitment contained in these agreements was $1.7 billion.

        Under the agreements, the receivables are sold to the conduits. Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we guarantee. Under these recourse provisions, our maximum credit risk was approximately $97 million at December 31, 2002. We intend to renew these conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements.

        On December 31, 2001, we sold the vast majority of our limited partnership (LP) portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company, owned by one of our subsidiaries (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).

        PEPS I:

  •
  sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties

  •
  then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

        The fixed-maturity securities our subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. As part of this transaction, the insurance companies are required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. Approximately $38 million of these commitments were funded in 2002. As of December 31, 2002, the unfunded commitments amounted to $100 million. Based on the downgrades made by the rating agencies in October 2002, credit support agreements were purchased on January 27, 2003, whereby $100 million of cash of one of our underwriting subsidiaries has been pledged as collateral for these commitments. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        If the insurance companies fail to purchase additional fixed-maturity securities as commitments are drawn down, we have guaranteed their purchase.

        Subsequent to the closing of the securitization, one of the insurance subsidiaries sold PEPS I fixed-maturity securities with a value of $20 million to Aon. The assets and liabilities and operations of PEPS I are not included in our consolidated financial statements. In second quarter 2002, we recognized a $32 million impairment write-down for this investment. We continue to monitor this investment for other than temporary impairment.

        While this transaction should significantly reduce the reported earnings volatility associated with these limited partnership investments, it will not significantly limit our ability to recoup past losses or realize potential gains.

        As part of CICA's strategy to issue stable value investments contracts to institutional investors, Combined Global Funding, LLC (Combined Global), a Cayman Islands-based special purpose entity, was formed solely to issue notes to investors under a European Medium-Term Note Program. The proceeds of the notes are used to purchase Funding Agreement policies issued by CICA. The contract terms of the Funding Agreement mirror the terms of the trust medium-term notes. At the stated maturity of the Funding Agreement, CICA is required to settle with Combined Global, which then redeems the notes issued to investors. Neither CICA nor its affiliates own any shares of Combined Global.

        Outstanding Funding Agreements at December 31, 2002 were $79 million and are included in our consolidated statements of financial position in other policyholder funds. In early 2003, approximately $29 million of these outstanding agreements were settled. As this program has been placed in runoff, there are no new additional issuances of Funding Agreements anticipated, with the remaining liabilities maturing in 2005.

Investments

        We invest in broad asset categories related to our diversified operations. In managing our investments, our objective is to maximize earnings while monitoring asset and liability durations, interest and credit risks and regulatory requirements. We maintain well-capitalized operating companies. The financial strength of these companies permits a diversified investment portfolio including invested cash, fixed-income obligations, public and private equities and limited partnerships.

        The Corporate and Other segment contains invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the underwriting business and related income. These insurance assets, which are publicly traded equities, as well as less liquid private equities and limited partnerships, represent a more aggressive investment strategy that gives us an opportunity for greater returns with longer-term investments. These assets, owned by the insurance underwriting companies, are necessary to support strong claims paying ratings by independent rating agencies and are unavailable for other uses such as debt reduction or share repurchases without considering regulatory requirements (see note 11 to the consolidated financial statements).

        Some of the limited partnerships in which we invest have holdings in publicly traded equities. If the market value of these equities changes, then the value of the limited partnerships also changes. Our ownership share of this partnership valuation is included in our reported Corporate and Other segment revenue. By comparison, we record changes in the market value of directly held, publicly traded equities directly in stockholders' equity.

        As a consequence of this accounting, the Corporate and Other segment has exhibited greater variability in investment income than is the case of investments supporting the operating segments. In December 2001, we securitized $450 million of limited partnership investments and associated limited partnership commitments, which represent most of our limited partnership investments, via a sale to PEPS I. The securitization:

  •
  gives our underwriting subsidiaries greater liquidity

  •
  has lessened the revenue variability in the Corporate and Other segment.

RISKS AND OUTLOOK

Risks Related to Our Business and the Insurance Industry

        Our results may fluctuate as a result of many factors, including cyclical changes in the insurance and reinsurance industries.

        Our results historically have been subject to significant fluctuations arising from uncertainties in the insurance industry. Changes in premium rates affect not only the potential profitability of our underwriting businesses but also generally affect the commissions and fees payable to our brokerage businesses. In addition, insurance industry developments that can significantly affect our financial performance include factors such as:

  •
  rising levels of actual costs that are not known by companies at the time they price their products;

  •
  volatile and unpredictable developments, including weather-related and other natural and man-made catastrophes, including acts of terrorism;

  •
  changes in levels of capacity and demand, including reinsurance capacity; and

  •
  changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers' liabilities develop.

A further decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs and financial flexibility.

        On several occasions in recent months, the credit rating agencies have lowered the credit ratings of our senior debt and commercial paper. Most recently, on October 31, 2002, Moody's Investors Service lowered its rating of our senior debt to the current rating of "Baa2" from "Baa1." Moody's also placed the rating of our senior debt and the "P-2" rating of our commercial paper under review for possible future downgrade, which it subsequently removed without change. On October 31, 2002, Standard & Poor's Ratings Services placed its "A-" rating of our senior debt on CreditWatch with negative implications, which it subsequently removed without change. As a result of the actions taken by the rating agencies on October 31, 2002, we have been required, in lieu of our existing guarantees, to fund an aggregate of approximately $43 million with respect to our automobile finance securitizations. A further downgrade in the credit ratings of our senior debt and commercial paper will increase our borrowing costs and reduce our financial flexibility.

        Any such further downgrade may trigger a further obligation of our company to fund an aggregate of up to $220 million with respect to our premium finance and automobile finance securitizations. We no longer securitize automobile finance amounts, and, as a result, we expect this amount will decline over time as the outstanding automobile finance securitizations run down. Moreover, some of our debt instruments, such as our 6.20% notes due January 2007 ($250 million of which are outstanding), expressly provide for interest rate increases in the case of certain ratings downgrades. Similarly, any such downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. If we cannot access the commercial paper market, although we have committed backup lines in excess of our currently outstanding commercial paper borrowings, we cannot assure you that it would not adversely affect our financial position. A downgrade in the credit ratings of our senior debt may also adversely affect the claims-paying ability or financial strength ratings of our insurance company subsidiaries. See "A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products" below.

We face significant competitive pressures in each of our businesses.

        We believe that competition in our lines of business is based on service, product features, price, commission structure, financial strength, claims paying ability ratings and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers, brokers and, with respect to our extended warranty business, third-party administrators, manufacturers and distributors.

        Some of our underwriting competitors have penetrated more markets and offer a more extensive portfolio of products and services and have more competitive pricing than we do, which can adversely affect our ability to compete for business. Some underwriters also have higher claims paying ability ratings and greater financial resources with which to compete and are subject to less government regulation than our underwriting operations.

        We encounter strong competition for both business and professional talent in our insurance brokerage and risk management services operations from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and in other countries and regions, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk-related services and products. Our consulting operations compete with independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world.

        In addition, the increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

  •
  an increase in capital-raising by insurance underwriting companies, which could result in new entrants to our markets and an influx of capital into the industry;

  •
  the selling of insurance by insurance companies directly to insureds;

  •
  the enactment of the Gramm-Leach-Bliley Act of 1999, which, among other things, permits financial institutions, such as banks and savings and loans, to sell insurance products, and also could result in new entrants to our markets;

  •
  the establishment of programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative markets types of coverage; and

  •
  changes in consumer buying practices caused by the Internet.

        New competition as a result of these developments could cause the supply of and demand for our products and services to change, which could adversely affect our results of operations and financial condition.

A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products.

        Financial strength and claims-paying ability ratings have become increasingly important factors in establishing the competitive position of insurance companies. These ratings are based upon criteria established by the rating agencies for the purpose of rendering an opinion as to an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors, nor are they recommendations to buy, sell or hold specific securities. Periodically, the rating agencies evaluate our insurance underwriting subsidiaries to confirm that they continue to meet the criteria of the ratings previously assigned to them. A downgrade, or the potential for a downgrade, of these ratings could, among other things, increase the number of policy cancellations, adversely affect relationships with brokers, retailers and other distributors of their products and services, negatively impact new sales and adversely affect their ability to compete.

        Combined Specialty Insurance Company (formerly Virginia Surety Company, Inc.), our principal property and casualty insurance company subsidiary, is currently rated "A" (excellent; third highest of 16 rating levels) by A.M. Best Company. Combined Insurance Company of America, the principal insurance subsidiary that underwrites our specialty accident and health insurance business, is currently rated "A" (excellent; third highest of 16 rating levels) by A.M. Best Company, "BBB+" (good; fourth highest of nine rating levels and highest ranking within the level) for financial strength by Standard and Poor's Ratings Services and "Baa1" (adequate; fourth highest of nine rating levels and highest ranking within the level) for financial strength by Moody's Investors Service. We cannot assure you that one or more of the rating agencies will not downgrade or withdraw their financial strength or claims-paying ability ratings in the future.

Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

        Our insurance underwriting subsidiaries carry a substantial investment portfolio of fixed-maturity and equity and other long-term investments. As of December 31, 2002, our fixed-maturity investments (94% of which were investment grade) had a carrying value of $2.1 billion, our equity investments had a carrying value of $62 million and our other long-term investments and limited partnerships had a carrying value of $600 million. Accordingly, changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

        For example, changes in domestic and international interest rates directly affect our income from, and the market value of, fixed-maturity investments. Similarly, general economic conditions, stock market conditions and other factors beyond our control affect the value of our equity investments. We monitor our portfolio for "other than temporary impairments" in carrying value. For securities judged to have an "other than temporary impairment," we recognize a realized loss through the statement of income to write down the value of those securities.

        For 2002, we recognized impairment losses of $130 million, which includes $51 million to reflect other than temporary impairments existing with respect to prior years. We cannot assure you that we will not have to recognize additional impairment losses in the future, which would negatively affect our financial results.

        On December 31, 2001, our two major insurance companies sold the vast majority of their limited partnership portfolio, valued at $450 million, to Private Equity Partnership Structures I, LLC, a qualifying special purpose entity. We utilized this qualifying special purpose entity following the guidance contained in Financial Accounting Standards Board Statement No. 140 (Statement No. 140) and other relevant accounting guidance. The common stock interest in Private Equity Partnership Structures I is held by a limited liability company which is owned by one of our subsidiaries (49%) and by a charitable trust, which is not controlled by us, established for victims of the September 11 attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by Private Equity Partnership Structures I to unaffiliated third parties. Private Equity Partnership Structures I then paid our insurance underwriting companies the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities our insurance underwriting companies received from Private Equity Partnership Structures I are rated as investment grade by Standard & Poor's Ratings Services. As part of this transaction, our insurance underwriting companies are required to purchase from Private Equity Partnership Structures I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. As of December 31, 2002, these unfunded commitments amount to $100 million. Based on the actions taken by the ratings agencies on October 31, 2002, credit support arrangements were purchased on January 27, 2003. If our insurance underwriting companies fail to purchase additional fixed-maturity securities as commitments are drawn down, we have guaranteed their purchase.

        Although the Private Equity Partnership Structures I transaction is expected to reduce the reported earnings volatility historically associated with directly owning limited partnership investments, it will not eliminate our risk of future losses. For instance, we must analyze our preferred stock and fixed-maturity interests in Private Equity Partnership Structures I for other than temporary impairment, based on the valuation of the limited partnership interests held by Private Equity Partnership Structures I and recognize an impairment loss if necessary. We cannot assure you that we will not have to recognize impairment losses with respect to our Private Equity Partnership Structures I interests in the future.

Our pension liabilities may continue to grow, which could adversely affect our stockholders' equity or require us to make additional cash contributions to the pension plans.

        To the extent that the present value of the benefits incurred to date for pension obligations in the major countries in which we operate continue to exceed the market value of the assets supporting these obligations, our financial position and results of operations may be adversely affected. Primarily as a result of the decline in the equity markets, some of our defined benefit pension plans, particularly in the United Kingdom, have suffered significant valuation losses in the assets backing the related pension obligation. On February 12, 2003, we announced that we incurred an after-tax increase to the minimum pension liability and a commensurate reduction in 2002 year-end stockholders' equity of $552 million.

Current projections indicate that our 2003 pension expense would increase by approximately $130 million compared with 2002 and incremental cash contributions of approximately $40 million would be required in 2003. These estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets for some of our plans and expected return on plan assets. Changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders' equity or that we will not be required to make additional cash contributions in the future beyond those which have been announced.

We are subject to a number of contingencies and legal proceedings which, if determined adversely to us, would adversely affect our financial results.

        We are subject to numerous claims, tax assessments and lawsuits that arise in the ordinary course of business. The damages that may be claimed are substantial, including in many instances claims for punitive or extraordinary damages. The litigation naming us as a defendant ordinarily involves our activities as a broker or provider of insurance products or as an employer. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure.

Our success depends, in part, on the efforts of our senior management and our ability to attract and retain experienced and qualified personnel.

        We believe that our continued success depends, in part, on the efforts of our senior management. The loss of the services of any of our executive officers for any reason could have a material adverse effect on our business, operating results and financial condition. In addition, our future success depends on our ability to attract and retain experienced underwriters, brokers and other professional personnel. Competition for such experienced professional personnel is intense. If we cannot hire and retain talented personnel, our business, operating results and financial condition could be adversely affected.

We are subject to increasing costs arising from errors and omissions claims against us.

        We have experienced an increase in the frequency and severity of errors and omissions claims against us, which has and will continue to substantially increase our risk management expenses. In our insurance brokerage business, we often assist our clients with matters which include the placement of insurance coverage and the handling of related claims. Errors and omissions claims against us may allege our potential liability for all or part of the amounts in question. Errors and omissions claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

Our businesses are subject to extensive governmental regulation which could reduce our profitability or limit our growth.

        Our businesses are subject to extensive federal, state and foreign governmental regulation and supervision, which could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we sell or the methods by which we sell our products and services or subjecting our businesses to the possibility of regulatory actions or proceedings. With respect to our insurance brokerage businesses, this supervision generally includes the licensing of insurance brokers and agents and third-party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third-party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of other insurance companies. For instance, if we are providing managing general underwriting services for an insurer we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

        Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. In the United States, this system of regulation, generally administered by a department of insurance in each state in which we do business, affects the way we can conduct our insurance underwriting business. Furthermore, state insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters.

        Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including employee benefit plan regulation, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, do affect the insurance industry generally and our insurance underwriting subsidiaries in particular. For example, recently adopted federal financial services modernization legislation and privacy laws, such as the Health Insurance Portability and Accountability Act of 1996 and the Gramm-Leach-Bliley Act (as it relates to the use of medical and financial information by insurers), may result in additional regulatory compliance costs, limit the ability of our insurance underwriting subsidiaries to market their products or otherwise constrain the nature and scope of our operations. With respect to our international operations, we are subject to various regulations relating to, among other things, licensing, currency, policy language and terms, reserves and the amount of local investment. These various regulations also add to our cost of doing business through increased compliance expenses, the financial impact of use of capital restrictions and increased training and employee expenses. Furthermore, the loss of a license in a particular jurisdiction could restrict or eliminate our ability to conduct business in that jurisdiction.

        In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as they have been in the past.

Our significant global operations expose us to various international risks that could adversely affect our business.

        A significant portion of our operations is conducted outside the United States. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including:

  •
  the general economic and political conditions existing in those countries;

  •
  imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

  •
  imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

  •
  hyperinflation in certain foreign countries;

  •
  imposition or increase of investment and other restrictions by foreign governments;

  •
  longer payment cycles;

  •
  greater difficulties in accounts receivables collection; and

  •
  the requirement of complying with a wide variety of foreign laws.

        Some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. We must also translate the financial results of our foreign subsidiaries into United States dollars. Although we use various derivative financial instruments to help protect against adverse transaction and translation effects due to exchange rate fluctuations, we cannot eliminate such risks, and significant changes in exchange rates may adversely affect our results.

Our financial results could be adversely affected if our underwriting reserves differ from actual experience.

        We maintain reserves as an estimate of our liability under insurance policies issued by our insurance underwriting subsidiaries. The reserves that we maintain that could cause variability in our financial results consist of (1) unearned premium reserves, (2) policy and contract claim reserves and (3) future policy benefit reserves. Unearned premium reserves generally reflect our liability to return premiums we have collected under policies in the event of the lapse or cancellation of those policies. Under accounting principles generally accepted in the United States, premiums we have collected generally become "earned" over the life of a policy by means of a reduction in the amount of the unearned premium reserve associated with the policy. Unearned premium reserves are particularly significant with respect to our warranty business, given that the premiums we receive for warranty products generally cover an extended period of time. If there are significant lapses or cancellations of these types of policies, or expected losses for existing policies develop adversely and therefore premiums are not earned as expected, it may be necessary to accelerate the amortization of deferred acquisition expenses associated with the policies because these deferred expenses are amortized over the projected life of the policies or establish additional reserves to cover premium deficiencies.

        Policy and contract claim reserves reflect our estimated liability for unpaid claims and claims adjustment expenses, including legal and other fees and general expenses for administering the claims adjustment process, and for reported and unreported losses incurred as of the end of each accounting period. If the reserves originally established for future claims prove inadequate, we would be required to increase our liabilities, which could have an adverse effect on our business, results of operations and financial condition.

        The obligation for policy and contract claims does not represent an exact calculation of liability. Rather, reserves represent our best estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates represent informed judgments based on our assessment of currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause our estimates to vary. The inherent uncertainty of estimating reserves is greater for certain types of liabilities, where the variables affecting these types of claims are subject to change and long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are periodically refined as experience develops and further losses are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting the level of reserves for policy and contract claims is inherently uncertain, we cannot assure you that our current reserves will prove adequate in light of subsequent events.

        Future policy benefit reserves generally reflect our liability to provide future life insurance benefits and future accident and health insurance benefits on guaranteed renewable and non-cancelable policies. Future policy benefit reserves on accident and health and life products have been provided on the net level premium method. These reserves are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations.

We may not realize all of the expected benefits from our business transformation plan.

        In the fourth quarter of 2000, we began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign and accelerate revenue growth. Outside of U.S. retail brokerage, the plan has been substantially implemented and has delivered the expected benefits, including improved revenue growth and enhanced productivity. Within U.S. retail brokerage, however, we experienced unexpected delays in implementing components of the plan, as well as higher than expected costs. As a result, we cannot assure you that we will realize all of the expected benefits associated with our business transformation plan. In addition, regardless of whether we are able to realize any of the benefits of the business transformation plan, we have incurred significant costs, which have been greater than those planned.

The perceived conflicts associated with our insurance brokerage and underwriting businesses could limit our growth.

        Historically, we have not been able to fully exploit business opportunities due to the perceived conflicts associated with our insurance brokerage and underwriting businesses. For example, we have refrained from offering our extended warranty products and services through competing insurance brokers. Independent brokers have been reluctant to do business with our insurance underwriting business because they believed that any fees or information provided to us would ultimately benefit our competing brokerage business. These brokers also have been concerned that any information gleaned by our underwriting business regarding their clients and their clients' insurance needs would be shared with our competing brokerage business to solicit new business from these clients. Similarly, competing underwriters have feared that our brokers could share information with our underwriting business in an effort to help secure desirable business or, alternatively, seek price quotes from them only for undesirable business. In the future, these perceived conflicts could limit our ability to expand our product and service offerings and seek new business through independent brokerage channels.

Each of our business lines may be adversely affected by an overall decline in economic activity.

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions generated by our brokerage business and the premiums generated by our underwriting businesses. In particular, a growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. Moreover, the results of our consulting business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. As our clients become adversely affected by declining business conditions, they may choose to delay or forgo consulting engagements with us.

Recent and proposed accounting rule changes could negatively affect our financial position and results.

        Recent accounting changes effected and proposals made could negatively affect our financial position or results of operations. Under Financial Accounting Standards Board Statement No. 142 (Statement No. 142), which we adopted on January 1, 2002, goodwill is no longer being amortized, but must instead be tested annually for impairment in its value. Goodwill is the excess of cost over net assets purchased relating to business acquisitions. As of December 31, 2002, we had approximately $4.1 billion of goodwill on our balance sheet. If an impairment exists, we must recognize a non-cash charge equal to the impairment, thereby reducing our net worth. Under our principal credit facility that supports our commercial paper program, we are required to maintain a minimum net worth of $2.5 billion. As of December 31, 2002, our net worth calculated for this purpose was $3.9 billion. In connection with our adoption of Statement No. 142 we tested our goodwill and found no impairment as of January 1, 2002. We have finalized our testing for 2002 and found no impairment. However, we cannot assure you that impairment will not exist when we perform testing in future periods, and any impairment charge we would be required to take would have a negative effect on our financial position and results.

We have substantial debt outstanding that could adversely affect our financial flexibility.

        We have substantial debt outstanding. As of December 31, 2002, we had total consolidated debt outstanding (including for this purpose our mandatorily redeemable preferred capital securities) of approximately $2.5 billion. This substantial amount of debt outstanding could adversely affect our financial flexibility.

We are a holding company and, therefore, may not be able to receive dividends in needed amounts.

        Our principal assets are the shares of capital stock of our subsidiaries, including our insurance underwriting companies. We have to rely on dividends from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. Payments from our underwriting subsidiaries are limited by governmental regulation and will depend on the surplus and future earnings of these subsidiaries. In some circumstances, specific payments from our insurance underwriting subsidiaries may require prior regulatory approval, and we may not be able to receive dividends from these subsidiaries at times and in the amounts we anticipate or require.

The volume of premiums we write and our profitability are affected by the availability of reinsurance and the size and adequacy of our insurance company subsidiaries' capital base.

        The level of business that our insurance underwriting subsidiaries are able to write depends on the size and adequacy of their capital base. Many state insurance laws to which they are subject impose risk-based capital requirements for purposes of regulating insurer solvency. Insurers having less statutory surplus than that required by the risk-based capital model formula generally are subject to varying degrees of regulatory scrutiny and intervention depending on the level of capital inadequacy. As of December 31, 2002, each of our insurance company subsidiaries met the risk-based statutory surplus requirements of every state in which it conducts business.

        We purchase reinsurance for certain of the risks underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of business we are able to write and our profitability. We cannot assure you that we will be able to maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments. Either of these potential developments could adversely affect our underwriting business.

We cannot guarantee that our reinsurers will pay in a timely fashion, if at all.

        To better manage our portfolio of underwriting risk, we may, from time to time, purchase reinsurance by transferring part of the risk that we will assume (known as ceding) to a reinsurance company in exchange for part of the premium that we will receive in connection with the risk. Although reinsurance would make the reinsurer liable to us to the extent the risk were transferred (or ceded) to the reinsurer, it would not relieve us of our liability to our policyholders. Accordingly, we will bear credit risk with respect to our reinsurers, if any. Recently, due to industry and general economic conditions, there is an increasing risk of insolvency among reinsurance companies, resulting in a greater incidence of litigation and affecting the recoverability of claims. We cannot assure you that our reinsurers, if any, will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis.

Information Concerning Forward-looking Statements

        This report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, exchange rates, rating agency actions, pension funding, changes in commercial property and casualty markets and commercial premium rates, the competitive environment, the actual costs of resolution of contingent liabilities and other loss contingencies, the heightened level of potential errors and omissions liability arising from placements of complex policies and sophisticated reinsurance arrangements in an insurance market in which insurer reserves are under pressure, the ultimate impact of the business transformation plan, and the timing and resolution of related insurance and reinsurance issues relating to the events of September 11, 2001.

RECENT DEVELOPMENTS

Previously Planned Divestiture of Insurance Underwriting Businesses and Discontinuance of Certain Operations

        As previously discussed, in fourth quarter 2002, we announced our plans to sell Sheffield Insurance Corporation, a small property-casualty company. In March 2003, we completed the sale.

Capital Enhancement Actions

        As previously discussed, we received approximately $223 million ($225 million aggregate principal amount) by privately placing 7.375% senior notes in the fourth quarter 2002. In March 2003, we filed a registration statement with the Securities and Exchange Commission to register the offer to exchange these notes for registered notes having identical terms.

BTA Litigation

        On February 27, 2003, oral arguments were held before the Second U.S. Circuit Court of Appeals. In the action filed by reinsurers in the U.K., the court decided that it should wait until at least June 2003 to allow determination of the outcome of the U.S. appeal.

Other Items

        In February 2003, our insurance subsidiaries transferred, for appropriate consideration, shares of Endurance Specialty Insurance, Ltd., to other subsidiaries of Aon of approximately $75 million.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk Exposure

        We are subject to various market risk exposures, including foreign exchange rate, interest rate and equity price risk. The following disclosures reflect estimates of future performance and economic conditions. Actual results may differ.

        We are subject to foreign exchange rate risk associated with translating financial statements of its foreign subsidiaries into U.S. dollars. Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our primary exposures are to the British pound, the Euro, the Canadian dollar and the Australian dollar. We use various derivative financial instruments (see note 14 to the consolidated financial statements) to protect against adverse transaction and translation effects of exchange rate fluctuations.

        The potential decrease to our consolidated stockholders' equity at December 31, 2002, resulting from a hypothetical 10% adverse change in quoted year-end foreign currency exchange rates, amounts to $207 million and $163 million at December 31, 2002 and 2001, respectively. The impact to 2002 and 2001 pretax income in the event of a hypothetical 10% adverse change in the respective quoted year-end exchange rates would not be material after consideration of derivative positions.

        The nature of the income of our businesses is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. A hypothetical 1% decrease in interest rates would cause a decrease, net of derivative positions, of $14 million and $10 million to 2002 and 2001 pretax income, respectively.

        The valuation of our fixed-maturity portfolio is subject to interest rate risk. A hypothetical 1% increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 2002 and 2001 by approximately $85 million and $89 million, respectively. We have notes payable and capital securities outstanding with a fair value of $2.4 billion and $2.5 billion at December 31, 2002 and 2001, respectively. Such fair value was greater than the carrying value by $36 million and $38 million at December 31, 2002 and 2001, respectively. A hypothetical 1% decrease in interest rates would increase the fair value by approximately 6% at both December 31, 2002 and 2001.

        The valuation of our marketable equity security portfolio is subject to equity price risk. If market prices were to decrease by 10%, the fair value of the equity portfolio would have a corresponding decrease of $6 million at December 31, 2002 compared to $38 million at December 31, 2001. At December 31, 2002 and 2001, there were no outstanding derivatives hedging the price risk on the equity portfolio.

        We have selected the value ranges to represent changes in foreign currency exchange rates and equity market prices only to illustrate the possible impact of these changes; we are not predicting market events. This range of changes reflects changes we believe are possible over a one-year period.

        The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. However, the net impact of these fluctuations on Aon's net income or cash flows has not been material.

Item 8. Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules as listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, in 2002 the Company changed its method of accounting for goodwill and in 2000 the Company changed its method of accounting for certain commission and fee revenue and also changed its method of accounting for derivative financial instruments.

                      /s/ Ernst & Young LLP

Chicago, Illinois
February 12, 2003

Report By Management

        Management of Aon Corporation is responsible for the fairness of presentation and integrity of the financial statements and other financial information in the annual report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. These statements include informed estimates and judgments for those transactions not yet complete or for which the ultimate effects cannot be measured precisely. Financial information elsewhere in this report is consistent with that in the financial statements. The consolidated financial statements have been audited by our independent auditors. Their role is to render an independent professional opinion on Aon's financial statements.

        Management maintains a system of internal control designed to meet its responsibilities for reliable financial statements. The system is designed to provide reasonable assurance, at appropriate costs, that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Judgments are required to assess and balance the relative costs and expected benefits of those controls. It is management's opinion that its system of internal control as of December 31, 2002 was effective in providing reasonable assurance that its financial statements were free of material misstatement. In addition, management supports and maintains a professional staff of internal auditors who coordinate audit coverage with the independent auditors and conduct a program of financial and operational audits.

        The Board of Directors selects an Audit Committee from among its members. All members of the Audit Committee are independent of the Company. The Audit Committee recommends to the Board of Directors appointment of the independent auditors and provides oversight relating to the review of financial information provided to stockholders and others, the systems of internal control which management and the Board of Directors have established and the audit process. The Audit Committee meets periodically with management, internal auditors and independent auditors to review the work of each and satisfy itself that those parties are properly discharging their responsibilities. Both the independent auditors and the internal auditors have free access to the Audit Committee, without the presence of management, to discuss the adequacy of internal control and to review the quality of financial reporting.

Consolidated Statements of Income

	Years ended December 31
	2002	2001	2000
	(millions except per share data)
REVENUE
Brokerage commissions and fees	$6,202	$5,436	$4,946
Premiums and other	2,368	2,027	1,921
Investment income (note 7)	252	213	508

Total revenue	8,822	7,676	7,375

EXPENSES
General expenses (notes 4, 5 and 15)	6,505	5,813	5,190
Benefits to policyholders	1,375	1,111	1,037
Interest expense	124	127	140
Amortization of intangible assets	54	158	154
Unusual charges (credits)—World Trade Center (note 1)	(29)	158	—

Total expenses	8,029	7,367	6,521

INCOME BEFORE INCOME TAX, MINORITY INTEREST AND ACCOUNTING CHANGE	793	309	854
Provision for income tax (note 9)	293	122	333

INCOME BEFORE MINORITY INTEREST AND ACCOUNTING CHANGE	500	187	521
Minority interest, net of tax—Company-obligated mandatorily redeemable preferred capital securities (note 11)	(34)	(40)	(40)

INCOME BEFORE ACCOUNTING CHANGE	466	147	481
Cumulative effect of change in accounting principle, net of tax (note 1)	—	—	(7)

NET INCOME	$466	$147	$474

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$463	$144	$471

BASIC NET INCOME PER SHARE:
Before accounting change	$1.65	$0.54	$1.84
Cumulative effect of change in accounting principle	—	—	(0.03)

Basic net income per share	$1.65	$0.54	$1.81
DILUTIVE NET INCOME PER SHARE:
Before accounting change	$1.64	$0.53	$1.82
Cumulative effect of change in accounting principle	—	—	(0.03)

Dilutive net income per share	$1.64	$0.53	$1.79
CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK	$0.825	$0.895	$0.87

DILUTIVE AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	282.6	272.4	263.0

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position

	As of December 31
	2002	2001
	(millions)
ASSETS
INVESTMENTS
Fixed maturities at fair value	$2,089	$2,149
Equity securities at fair value	62	382
Short-term investments	3,836	2,975
Other investments	600	640

Total investments	6,587	6,146

CASH	506	439
RECEIVABLES
Insurance brokerage and consulting services	8,430	7,033
Other receivables	1,213	863

Total receivables (net of allowance for doubtful accounts: 2002—$177; 2001—$187)	9,643	7,896

CURRENT INCOME TAXES	124	46
DEFERRED INCOME TAXES	689	582
DEFERRED POLICY ACQUISITION COSTS	882	704
GOODWILL
(net of accumulated amortization: 2002—$723; 2001—$698)	4,099	3,842
OTHER INTANGIBLE ASSETS
(net of accumulated amortization: 2002—$238; 2001—$170)	225	242
PROPERTY AND EQUIPMENT, NET	865	775
OTHER ASSETS	1,714	1,658

TOTAL ASSETS	$25,334	$22,330

LIABILITIES AND STOCKHOLDERS' EQUITY
INSURANCE PREMIUMS PAYABLE	$9,904	$8,233
POLICY LIABILITIES
Future policy benefits	1,310	1,026
Policy and contract claims	1,251	937
Unearned and advance premiums and contract fees	2,610	2,214
Other policyholder funds	139	813

Total policy liabilities	5,310	4,990
GENERAL LIABILITIES
General expenses	2,012	1,770
Short-term borrowings	117	257
Notes payable	1,671	1,694
Other liabilities	1,673	1,071

TOTAL LIABILITIES	20,687	18,015

COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE PREFERRED STOCK	50	50
COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES	702	800
STOCKHOLDERS' EQUITY
Common stock—$1 par value
Authorized: 750 shares; issued	333	293
Paid-in additional capital	2,228	1,654
Accumulated other comprehensive loss	(954)	(535)
Retained earnings	3,251	3,021
Treasury stock at cost (shares: 2002—22.7; 2001—22.5)	(794)	(786)
Deferred compensation	(169)	(182)

TOTAL STOCKHOLDERS' EQUITY	3,895	3,465

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,334	$22,330

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years ended December 31
	2002	2001	2000
	(millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$466	$147	$474
Adjustments to reconcile net income to cash provided by operating activities
Cumulative effect of change in accounting principle, net of tax	—	—	7
Insurance operating assets and liabilities, net of reinsurance	335	(45)	46
Amortization of intangible assets	54	158	154
Depreciation and amortization of property, equipment and software	209	181	179
Income taxes	34	(97)	145
Special and unusual charges and purchase accounting liabilities (notes 4, 5 and 15)	(67)	59	(57)
Valuation changes on investments and income on disposals	87	158	(66)
Other receivables and liabilities—net	124	(2)	(143)

CASH PROVIDED BY OPERATING ACTIVITIES	1,242	559	739

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments
Fixed maturities
Maturities	162	120	100
Calls and prepayments	137	100	129
Sales	1,711	1,220	400
Equity securities	351	379	253
Other investments	61	272	281
Purchase of investments
Fixed maturities	(1,879)	(1,112)	(455)
Equity securities	(46)	(227)	(148)
Other investments	(27)	(347)	(436)
Short-term investments—net	(678)	(633)	3
Acquisition of subsidiaries	(111)	(107)	(85)
Property and equipment and other—net	(278)	(281)	(179)

CASH USED BY INVESTING ACTIVITIES	(597)	(616)	(137)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	607	—	—
Retirement of preferred stock—net	(87)	—	—
Treasury stock transactions—net	(10)	49	(59)
Issuance (repayments) of short-term borrowings—net	(163)	(395)	11
Issuance of long-term debt	519	400	250
Repayment of long-term debt	(547)	(148)	(70)
Interest sensitive, annuity and investment-type contracts
Deposits	—	20	218
Withdrawals	(682)	(305)	(437)
Cash dividends to stockholders	(233)	(241)	(226)

CASH USED BY FINANCING ACTIVITIES	(596)	(620)	(313)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	18	(2)	(8)

INCREASE (DECREASE) IN CASH	67	(679)	281
CASH AT BEGINNING OF YEAR	439	1,118	837

CASH AT END OF YEAR	$506	$439	$1,118

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

	Years Ended December 31
	2002	2001	2000
	(millions)
Common Stock Balance at January 1	$293	$264	$259
Issuance of stock (note 11)	37	—	—
Issued for business combinations	1	28	4
Issued for employee benefit plans	2	1	1

	333	293	264

Paid-in Additional Capital Balance at January 1	1,654	706	525
Issuance of stock (note 11)	570	—	—
Business combinations (notes 4 and 11)	(18)	952	141
Employee benefit plans	22	(4)	40

	2,228	1,654	706

Accumulated Other Comprehensive Income (Loss) Balance at January 1	(535)	(377)	(309)
Cumulative effect of change in accounting principle related to derivatives (note 1)	—	—	3
Net derivative gains (losses)	22	(6)	3
Net unrealized investment gains	42	30	49
Net foreign exchange gains (losses)	69	(58)	(115)
Net additional minimum pension liability adjustment	(552)	(124)	(8)

Other comprehensive loss	(419)	(158)	(68)

	(954)	(535)	(377)

Retained Earnings Balance at January 1	3,021	3,127	2,905
Net income	466	147	474
Dividends to stockholders	(233)	(241)	(226)
Loss on treasury stock reissued	(2)	(10)	(24)
Employee benefit plans	(1)	(2)	(2)

	3,251	3,021	3,127

Treasury Stock Balance at January 1	(786)	(118)	(90)
Cost of shares acquired—non-cash exchange (notes 4 and 11)	—	(783)	—
Cost of shares acquired	(13)	(5)	(102)
Shares reissued at average cost	5	120	74

	(794)	(786)	(118)

Deferred Compensation Balance at January 1	(182)	(214)	(239)
Net issuance of stock awards	(13)	(3)	(7)
Amortization of deferred compensation	26	35	32

	(169)	(182)	(214)

Stockholders' Equity at December 31	$3,895	$3,465	$3,388

Comprehensive Income (Loss)
Net income	$466	$147	$474
Other comprehensive loss (note 3)	(419)	(158)	(68)

Comprehensive income (loss)	$47	$(11)	$406

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Principles and Practices

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States and include the accounts of Aon Corporation and its subsidiaries (Aon). These statements include informed estimates and assumptions that affect the amounts reported. Actual results could differ from the amounts reported. All material intercompany accounts and transactions have been eliminated.

Brokerage Commissions and Fees

        Commission income is recognized at the later of the billing or effective date of the policy. However, in circumstances where a binding order has been received before the end of the accounting period and coverage is effective, but processing has not yet occurred in the billing system due to timing, an accrual is recorded. The amounts recorded for these accruals are generally consistent from period to period and the total accrual has not materially impacted the historical trend of revenue and earnings in any quarterly or annual period. Aon's policy for estimating allowances for return commissions on policy cancellations is to record an allowance based on a historical evaluation of cancellations as a percentage of related revenue. Certain life insurance commissions, commissions on premiums billed directly by insurance companies and certain other carrier compensation are generally recognized as income when received. Revenues may be recorded in advance of the cash receipts in cases where the amounts due to be received have been confirmed by the insurance company, or when Aon has sufficient information in its records to estimate amounts for premium based revenue accruals in accordance with agreements Aon has with insurance carriers. Commissions on premium adjustments are recognized as they occur.

        Fees for claims services, benefit consulting, human capital outsourcing, reinsurance services and other services are recognized when the services are rendered. Aon may enter into multiple year outsourcing agreements with clients. Revenues received from these agreements are recorded on a gross basis, inclusive of amounts ultimately passed through to subcontractors, when Aon maintains the performance obligation, and are recorded ratably over the life of the contract. The portion of the revenues received on extended warranty contracts that are for the marketing, administration and servicing of those contracts are reported as earned consistent with the method used to earn the premium portion of those revenues, and revenues that represent administrative fee-for-service arrangements for which Aon does not bear the underwriting risk, are earned as those services are performed. These fee-for-service arrangements include the marketing and servicing of extended warranty contracts on behalf of other companies and brokerage commissions for accident and health products placed with non-Aon insurance carriers.

Premium Revenue

        For accident and health products, premiums are reported as earned in proportion to insurance protection provided over the period covered by the policies. For life products, premiums are recognized as revenue when due. For extended warranty products, premium revenues represent the portion of revenue from these contracts that are submitted to an Aon insurance carrier for coverage and are earned over the period of risk in proportion to the amount of insurance protection provided in accordance with Financial Accounting Standards Board (FASB) Statement No. 60, Accounting and Reporting by Insurance Enterprises.

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

Unusual Charges (Credits)—World Trade Center

        In 2001, Aon recorded pretax unusual charges of $158 million ($97 million after-tax or $0.35 per dilutive share), net of insurance and reinsurance recoveries, related to losses sustained as a result of the destruction of the World Trade Center on September 11, 2001 and the death of 175 employees. Costs incurred included $33 million of destroyed depreciable assets at net book value, $40 million for salaries and benefits for deceased and injured employees and other costs, and a $10 million commitment to the Aon Memorial Education fund to support the educational needs of the children of Aon employees who were victims of the September 11th attacks. Offsetting these expenses were estimated insurance recoveries of $60 million as of fourth quarter 2001. These costs also included $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, which were partially offset by reinsurance recoveries of $147 million, resulting in a net charge of $45 million. Reinsurers have disputed their liability as to approximately $90 million of reinsurance recoveries under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon, and legal actions have been filed by both parties. In fourth quarter 2001, Aon recorded a pretax $90 million allowance for a potentially uncollectible receivable related to this dispute. In September 2002, CICA's action with respect to the BTA policy was dismissed by the Court for the lack of subject matter jurisdiction. Prior to year-end, CICA was granted an expedited appeal.

        During 2002, a settlement was reached with Aon's property insurance carriers pertaining to reimbursement for depreciable assets destroyed. This settlement resulted in a pretax credit of $29 million, which is reported as an Unusual credit—World Trade Center in the consolidated statements of income. Additional claims are in the process of being presented to other insurers for issues related to extra expenses, leasehold interests and business interruption coverage and additional recoveries and gains are expected in future periods when specific claims are settled.

Reinsurance

        Reinsurance premiums, commissions and expense reimbursements on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits to policyholders ceded to other companies have been reported as a reduction of premium revenue and benefits to policyholders. Expense reimbursements received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs. Reinsurance receivables and prepaid reinsurance premium amounts are reported as assets.

Allowance for Doubtful Accounts

        Aon's policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances and other qualitative and quantitative analyses.

Stock Compensation Plans

        Aon applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans.

Accordingly, no compensation expense has been recognized for its stock option plan as the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense has been recognized for stock awards based on the market price at the date of the award.

        The following table illustrates the effect on net income and earnings per share if Aon had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Years ended December 31
	2002	2001	2000
Net income, as reported	$466	$147	$474
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	14	19	16
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	37	29	32

Pro forma net income	$443	$137	$458

Net income per share:
Basic
As reported	$1.65	$0.54	$1.81
Pro forma	1.57	0.51	1.75
Dilutive
As reported	1.64	0.53	1.79
Pro forma	1.56	0.50	1.73

        The fair value per share of options and awards granted is estimated as $6.21 and $28.54 in 2002, $8.66 and $29.78 in 2001 and $6.33 and $25.73 in 2000, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	2.25%	2.0%	2.0%
Expected volatility	21%	28%	27%
Risk-free interest rate	4%	6%	6%
Expected term life beyond vesting date (in years):
Stock options	0.96	1.06	0.94
Stock awards	—	—	—

        The compensation cost as generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

        The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in FASB Statement No. 123 has not been applied to options and awards granted prior to January 1995.

Income Tax

        Deferred income tax has been provided for the effects of temporary differences between financial reporting and tax bases of assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect.

Income Per Share

        Basic income per share is computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of options and awards. Net income available for common stockholders is net of all preferred dividends. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effect of options and awards. The dilutive effect of options and awards is calculated under the treasury stock method using the average market price for the period. Common stock equivalents related to options to purchase 24 million, 4 million and 5 million shares of Aon common stock in 2002, 2001 and 2000, respectively, have not been considered because they would have been anti-dilutive. Income per share is calculated as follows:

	2002	2001	2000
	(millions except per share data)
Net income	$466	$147	$474
Redeemable preferred stock dividends	(3)	(3)	(3)

Net income available for common stockholders	$463	$144	$471

Basic shares outstanding	281	269	260
Common stock equivalents	2	3	3

Dilutive potential common shares	283	272	263

Net income per share:
Basic	$1.65	$0.54	$1.81
Dilutive	$1.64	$0.53	$1.79

Investments

        Short-term investments include certificates of deposit and highly liquid debt instruments purchased with maturities of up to one year (generally three months or less) and money market funds and are carried at cost which approximates fair value.

        Fixed-maturity securities are available for sale and are carried at fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and the accretion of discounts to maturity that are included in investment income. Marketable equity securities that are held directly are carried at fair value. Unrealized gains and temporary unrealized losses on fixed-maturities and directly-held equity securities are excluded from income and are recorded directly to stockholders' equity in accumulated other comprehensive income or loss, net of deferred income taxes. Mortgage loans and policy loans are generally carried at cost or unpaid principal balance. Private equity investments are generally carried at cost, which approximates fair value, except where Aon has significant influence, in which case they are carried under the equity method. In 2001, Aon announced that it would co-sponsor a new Bermuda-based insurance and reinsurance company with total initial capitalization of $1.2 billion to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. Aon's investment in Endurance Specialty Insurance Ltd. (Endurance) was funded in December 2001 with $227 million of operating cash. The investment in Endurance is carried under the equity method and is included in Other Investments in the consolidated statements of financial position.

        Limited partnership investments are carried under the equity method. Certain of the limited partnerships in which Aon invests have holdings in publicly traded equities. Changes in market value of these indirectly-held equities flow through the limited partnerships' financial statements. Aon's ownership share of these valuation changes is included in Aon's Corporate and Other Segment revenue.

        In December 2001, Aon securitized $450 million of limited partnership investments, plus associated limited partnership commitments, via a sale to Private Equity Partnership Structures I, LLC (PEPS I).

Aon received $171 million in cash plus $279 million of newly-issued fixed maturity and preferred stock securities of PEPS I. The underlying equity in the limited partnerships was the basis for determining the fair value of the cash and securities received in the securitization. No significant management assumptions were used in determining the fair value of the cash and securities received in the securitization or the value at December 31, 2002. At December 31, 2002, a 10% or 20% decrease in the underlying equity of the limited partnerships would have resulted in a decrease in the value of the preferred stock securities owned by $40 million and $80 million, respectively.

        Income or loss on disposal of any securities held in the portfolio is computed using specific costs of securities sold and reported as investment income in the consolidated statements of income.

        Declines in the fair value of invested assets below cost are evaluated for other than temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed-maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (SAB) 59, FASB Statement No. 115 and related guidance. For fixed-maturity investments with unrealized losses due to market conditions or industry-related events where Aon has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are assumed to be temporary.

        Aon's policy for equity securities is to recognize impairment losses on specific securities that have had continuous material unrealized losses for more than three consecutive quarters or less, due to market conditions or industry-related events.

        Reserves for certain other investments are established based on an evaluation of the respective investment portfolio and current economic conditions. Write-downs and changes in reserves are included in investment income in the consolidated statements of income. In general, Aon ceases to accrue investment income when interest or dividend payments are in arrears.

        Accounting policies relating to derivative financial instruments are discussed in note 14.

Deferred Policy Acquisition Costs

        Costs of acquiring new and renewal insurance underwriting business, principally the excess of new commissions over renewal commissions, underwriting and sales expenses that vary with and are primarily related to the production of new business, are deferred and reported as assets. For long-duration life and health products, amortization of deferred policy acquisition costs is related to and based on the expected premium revenues of the policies. In general, amortization is adjusted to reflect current withdrawal experience. Expected premium revenues are estimated by using the same assumptions used in estimating future policy benefits. For extended warranty and short-duration health insurance, costs of acquiring and renewing business are deferred and amortized as the related premiums and contract fees are earned.

Intangible Assets

        In general, prior to January 1, 2002, goodwill relating to business acquisitions had been amortized into income over periods not exceeding 40 years using the straight-line method. Goodwill related to acquisitions made after June 30, 2001 has not been amortized. Beginning January 2002, goodwill was not amortized but instead tested for impairment under new authoritative guidance on business combinations and goodwill. See Accounting and Disclosure Changes (note 1) for further information. The cost of other intangible assets is being amortized over a range of 1 to 10 years with a weighted-average life of 3.8 years.

        In the unexpected event of a significant deterioration in profitability that is projected to be recurring, Aon would assess the recoverability of its intangible assets through an analysis of expected future cash flows.

Property and Equipment

        Property and equipment are generally depreciated using the straight-line method over their estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized. These costs are generally amortized using the straight-line method over a range of 2 to 10 years. The weighted- average life of Aon's software at December 31, 2002 is 4.7 years.

Fair Value of Financial Instruments

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

        Other investments are comprised of mortgage loans, policy loans, private equity investments, limited partnerships and Aon's investment in Endurance. The fair value for mortgage loans and policy loans is estimated using discounted cash flow analysis, using interest rates currently being offered for similar loans to borrowers with similar credit ratings. It is generally not practical to estimate the fair value of private equity investments and limited partnerships without incurring excessive costs.

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

Future Policy Benefits, Policy and Contract Claims, Unearned Premiums and Contract Fees

        Future policy benefit liabilities on non-universal life and accident and health products have been provided on the net level premium method. The liabilities are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations. Interest assumptions are graded and range from 4.5% to 7.0% at December 31, 2002. Withdrawal assumptions are based principally on insurance subsidiaries' experience and vary by plan, year of issue and duration.

        Policyholder liabilities on universal life and investment products are generally based on policy account values. Interest credit rates for these products range from 2% to 7.3%.

        Policy and contract claim liabilities represent estimates for reported claims, as well as provisions for losses incurred, but not yet reported. These claim liabilities are based on historical experience and are estimates of the ultimate amount to be paid when the claims are settled. Changes in the estimated liability are reflected in income as the estimates are revised.

        Unearned premiums and contract fees generally are calculated using the pro rata method based on gross premiums. However, in the case of extended warranty and credit life and disability products, the unearned premiums and contract fees are calculated such that the premiums and contract fees are earned over the period of risk in a reasonable relationship to anticipated claims.

Foreign Currency Translation

        In general, foreign revenues and expenses are translated at average exchange rates. Foreign assets and liabilities are translated at year-end exchange rates. Net foreign exchange gains and losses on translation are generally reported in stockholders' equity, in accumulated other comprehensive income or loss, net of deferred income tax. The effect of transaction gains and losses on the consolidated statements of income, after consideration of derivative hedging, is insignificant for all periods presented.

Accounting and Disclosure Changes

        As of October 1, 2000, Aon adopted FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The adoption of Statement No. 133 resulted in a $5 million cumulative effect of a change in accounting principle before applicable income taxes of $2 million and was recognized as an decrease to accumulated other comprehensive loss (note 3) in the consolidated statement of stockholders' equity for the year ended December 31, 2000. The adoption of Statement No. 133 did not have a material effect on net income for the year ended December 31, 2000. Refer to note 14 for a description of accounting policies relating to derivative financial instruments.

        In December 1999, the Securities and Exchange Commission (SEC) issued SAB No. 101, which provides guidance for applying generally accepted accounting principles relating to the timing of revenue recognition in financial statements filed with the SEC. Effective January 1, 2000, in accordance with the provisions of SAB No. 101, Aon established a provision for estimated returned commissions from policy cancellations. In 1999 and previous years, Aon recognized returned commissions when they occurred. The cumulative effect of this accounting change was an after-tax charge of $7 million or $0.03 per share in the first quarter of 2000. Previously reported results for the remaining quarters of 2000 were not impacted by this accounting change.

        In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 140 replaces Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Statement No. 140 became effective for all transfers of financial assets occurring after March 31, 2001. Implementation of Statement No. 140 did not have a material impact on Aon's consolidated financial statements.

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 superceded APB Opinion No. 16, and amended or superceded a number of interpretations of APB No. 16. Certain purchase accounting guidance in APB No. 16, as well as certain of its amendments and interpretations, have been carried forward. The statement eliminated the pooling of interests method of accounting for business combinations. It also changed the criteria to recognize intangible assets apart from goodwill. The requirements of Statement No. 141 were effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. Statement No. 142 supercedes APB No. 17. Under Statement No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill acquired prior to July 1, 2001, amortization was discontinued effective as of January 1, 2002. Reported goodwill amortization was $118 million and $114 million for the years ended December 2001 and 2000, respectively.

        In accordance with Statement No. 141, other intangible assets which resulted from acquisitions made prior to July 1, 2001, that did not meet the criteria for recognition apart from goodwill (as defined by Statement No. 141) were to be classified as goodwill upon adoption of the statement. Accordingly, Aon has reclassified $287 million of these intangibles, net of accumulated amortization, to goodwill as of January 1, 2002. Amounts on the December 31, 2001 consolidated statement of financial position have been reclassified for this item. In addition, Aon re-examined the useful lives of all intangibles in accordance with Statement No. 142. Reported amortization expense for all other intangibles was $54 million, $40 million and $40 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 supercedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides new rules on asset impairment and a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supercede the provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred. Statement No. 144 was effective January 1, 2002. This statement did not have a material impact on Aon's consolidated financial statements.

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

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies.

        FIN 45's disclosure requirements are applicable for each guarantee, or each group of similar guarantees, even if the likelihood of the guarantor having to make payments is remote.

        FIN 45's disclosure requirements are effective for financial statements ending after December 15, 2002. Aon's disclosures may be found in note 14. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of this Interpretation is not expected to have a material impact on Aon's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 identifies circumstances in which the consolidation decision should be based on voting interests and other circumstances in which the consolidation decision should be based on variable interests. FIN 46's disclosure requirements are effective for financial statements issued after January 31, 2003. Aon's disclosures may be found in note 14.

        The provisions of FIN 46 are effective immediately for variable interest entities created after January 31, 2003, and are effective for existing variable interest entities no later than the beginning of the first interim reporting period beginning after June 15, 2003. Aon has not yet determined the effect, if any, this statement will have on the consolidated financial statements.

Previously Planned Divestiture of Underwriting Business

        In April 2001, Aon's Board of Directors approved a preliminary plan to spin off its insurance underwriting businesses to Aon's common stockholders, creating two independent, publicly traded companies. In August 2002, Aon announced it was no longer planning to spin off all the underwriting businesses, but was considering a sale or partial spin-off. At that time, a prompt sale of all or part of the underwriting operations, at an acceptable price, was believed to be achievable within a reasonable timeframe. However, due to adverse market conditions for mergers and acquisitions, Aon announced in October 2002 that it had decided not to sell, or spin off, its major underwriting subsidiaries. In fourth quarter 2002, Aon announced its plans to sell Sheffield Insurance Corporation, a small property-casualty company.

        In 2002, Aon incurred approximately $50 million of pretax expenses associated with its prior spin-off plans and related initiatives that will not be pursued. These expenses, recorded primarily in general expenses in the consolidated statements of income, represent staff build-up and severance costs, corporate overhead and advisory fees and costs tied to an anticipated, but now abandoned, expansion of certain specialty property and casualty underwriting.

Reclassification

        Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.    Goodwill and Other Intangible Assets

        In accordance with FASB Statement No. 142, all of Aon's goodwill will no longer be amortized. Goodwill and other intangible assets are allocated to various reporting units, which are either at its operating segments or one reporting level below the operating segment. In prior years, goodwill amortization has been systematically expensed in the Corporate and Other segment. Statement No. 142 requires Aon to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill. Fair value is estimated based on various valuation metrics.

        In first quarter 2002, Aon completed its initial impairment review that indicated that there was no impairment as of January 1, 2002. In fourth quarter 2002, Aon completed its annual impairment review that affirmed that there was no impairment as of October 1, 2002 (the annual evaluation date).

        A reconciliation of net income for the years ended December 31, 2001 and 2000 to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applicable for all periods presented follows:

	Year Ended December 31, 2001			Year Ended December 31, 2000
	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share
	(millions, except per share data)
Reported net income	$147	$0.54	$0.53	$474	$1.81	$1.79
Add back amortization (net of tax):
Goodwill	104	0.38	0.38	98	0.37	0.37
Intangible assets reclassified to goodwill	10	0.04	0.04	10	0.04	0.04
Less amortization (net of tax):
Other intangible assets—change in amortization periods	(5)	(0.02)	(0.02)	(5)	(0.02)	(0.02)

	$256	$0.94	$0.93	$577	$2.20	$2.18

        The changes in the net carrying amount of goodwill for the year ended December 31, 2002 are as follows:

	Insurance Brokerage and Other Services	Consulting	Insurance Underwriting	Total
	(millions)
Balance as of December 31, 2001	$3,239	$366	$237	$3,842
Goodwill acquired during the period	58	5	—	63
Foreign currency revaluation	190	1	3	194

Balance as of December 31, 2002	$3,487	$372	$240	$4,099

        Amortizable intangible assets by asset class follow:

	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
	(millions)
As of December 31, 2002
Gross carrying amount	$225	$76	$162	$463
Accumulated amortization	148	24	66	238

Net carrying amount	$77	$52	$96	$225

As of December 31, 2001
Gross carrying amount	$237	$83	$92	$412
Accumulated amortization	151	3	16	170

Net carrying amount	$86	$80	$76	$242

        Amortization expense for amortizable intangible assets for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 is estimated to be $50 million, $43 million, $37 million, $26 million and $11 million, respectively.

3.    Other Comprehensive Loss

        The components of other comprehensive loss and the related tax effects are as follows:

	Year ended December 31, 2002
	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net of Taxes
	(millions)
Cumulative effect of change in accounting principle related to derivatives	$—	$—	$—
Net derivative gains (losses) arising during the year	33	(13)	20
Net derivative gains arising during fourth quarter 2000	—	—	—
Reclassification adjustment	3	(1)	2

Net derivative gains (losses)	36	(14)	22
Unrealized holding gains (losses) arising during the year	31	(12)	19
Reclassification adjustment	38	(15)	23
Net unrealized investment gains	69	(27)	42
Net foreign exchange gains (losses)	113	(44)	69
Net additional minimum pension liability adjustment	(876)	324	(552)

Total other comprehensive loss	$(658)	$239	$(419)

        The pretax amount of $876 million for net additional minimum pension liability adjustment includes $30 million related to the defined benefit pension plans in Canada, recognized for the first time in 2002.

	Year ended December 31, 2001
	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net of Taxes
	(millions)
Cumulative effect of change in accounting principle related to derivatives	$—	$—	$—
Net derivative gains (losses) arising during the year	(6)	2	(4)
Net derivative gains arising during fourth quarter 2000	—	—	—
Reclassification adjustment	(4)	2	(2)

Net derivative gains (losses)	(10)	4	(6)
Unrealized holding gains (losses) arising during the year	(9)	3	(6)
Reclassification adjustment	59	(23)	36

Net unrealized investment gains	50	(20)	30
Net foreign exchange gains (losses)	(95)	37	(58)
Net additional minimum pension liability adjustment	(203)	79	(124)

Total other comprehensive loss	$(258)	$100	$(158)

	Year ended December 31, 2000
	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net of Taxes
	(millions)
Cumulative effect of change in accounting principle related to derivatives	$5	$(2)	$3
Net derivative gains (losses) arising during the year	—	—	—
Net derivative gains arising during fourth quarter 2000	4	(1)	3

Net derivative gains (losses)	9	(3)	6
Unrealized holding gains (losses) arising during the year	45	(14)	31
Reclassification adjustment	26	(8)	18

Net unrealized investment gains	71	(22)	49
Net foreign exchange gains (losses)	(188)	73	(115)
Net additional minimum pension liability adjustment	(13)	5	(8)

Total other comprehensive loss	$(121)	$53	$(68)

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

	As of December 31
	2002	2001	2000
	(millions)
Net derivative gains	$22	$—	$6
Net unrealized investment gains (losses)	—	(42)	(72)
Net foreign exchange losses	(256)	(325)	(267)
Net additional minimum pension liability	(720)	(168)	(44)

Accumulated other comprehensive loss	$(954)	$(535)	$(377)

4.    Business Combinations

Acquisitions

        In 2002, Aon completed several immaterial acquisitions, most related to the insurance brokerage operations. In these transactions, Aon paid an aggregate of approximately $111 million in cash and $3 million in common stock. Internal funds, short-term borrowings and common stock financed the acquisitions. Goodwill of approximately $51 million and other intangible assets of approximately $48 million, accounted for on a preliminary basis, resulted from these acquisitions.

        With respect to certain acquisitions, Aon is contingently liable to issue additional shares based on the occurrence of future events which would increase the purchase price of certain acquisitions. Approximately 230,000 shares were contingently issuable at December 31, 2002 related to current and prior year acquisitions. In January 2003, approximately 173,000 shares were issued in relation to a prior year acquisition.

        In 2001, Aon acquired ASI Solutions Incorporated (ASI), a worldwide provider of human resource outsourcing and compensation consulting services, and First Extended, Inc. (FEI), an underwriter and administrator of automotive extended warranty products, and certain other insurance brokerage and consulting operations. In these transactions, Aon paid an aggregate of approximately $107 million in cash and $197 million in common stock. Internal funds, short-term borrowings and common stock financed the acquisitions. Goodwill of approximately $282 million and other intangible assets of approximately $72 million, resulted from these acquisitions.

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

        In 2000, Aon acquired Actuarial Sciences Associates, Inc., Horizon Consulting Group, Inc., and certain other insurance brokerage and consulting operations for approximately $85 million in cash and $145 million in common stock. Internal funds, short-term borrowings and common stock financed the acquisitions. Goodwill of approximately $225 million resulted from these acquisitions.

        The results of operations of these acquisitions, all of which were accounted for by the purchase method, are included in the consolidated financial statements from the dates they were acquired. Pro forma results of these acquisitions are not materially different from reported results. In accordance with a 1992 purchase agreement, securities with a value of $41 million, previously held under an escrow agreement (as amended), were released. All current balances with Aon were settled.

Restructuring charges

        In 2002, Aon made payments of $12 million on restructuring charges and purchase accounting liabilities related to business combinations.

        In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions. Together, these costs were primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million, and asset impairments of $37 million relating to the abandonment of systems and real estate space. All termination benefits have been paid. The remaining liability of

$51 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

        The following table sets forth the activity related to these liabilities:

(millions)
Balance at December 31, 1999	$105
Cash payments in 2000	(25)
Charge to expense in 2000	4
Foreign currency revaluation	(6)

Balance at December 31, 2000	78
Cash payments in 2001	(19)
Foreign currency revaluation	(1)

Balance at December 31, 2001	58
Cash payments in 2002	(11)
Foreign currency revaluation	4

Balance at December 31, 2002	$51

        All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the consolidated statements of financial position.

5.    Business Transformation Plan

        In fourth quarter 2000, after final approval by its Board of Directors, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign and accelerate growth. Costs of the plan include special charges and transition costs. In connection with the overall plan and strategic initiatives, Aon recorded total net expenses of $294 million, of which $6 million of income, $218 million of expenses and $82 million of expenses were recorded in 2002, 2001 and 2000, respectively, and are reflected in general expenses in the consolidated statements of income.

        In 2000, expenses included costs related to termination benefits of $54 million, covering notification to 750 employees. Other costs to exit an activity of $6 million were incurred, which included $2 million for abandoned leases and $4 million for direct costs necessary to complete portions of the business transformation plan and cash settlement necessary to exit contractual obligations. Other expenses of $22 million were also recorded in 2000, including fixed asset impairments of $20 million (of which $16 million related to information systems assets), as well as $2 million of other costs.

        For 2001, expenses included costs related to termination benefits of $109 million, covering notification to 3,150 employees. Other costs to exit an activity of $21 million were incurred, which included $10 million for abandoned leases and $11 million for direct costs necessary to complete portions of the business transformation plan and cash settlements necessary to exit contractual obligations.

        Other expenses of $88 million were recorded in 2001. A subsidiary of Aon has acted as a servicing agent for a limited partnership affiliated with automobile dealerships to provide auto financing to dealerships on a cooperative basis through various financing conduit facilities. This subsidiary also has a general partnership interest in the limited partnership. Continued competition from financing provided by the financing arms of automobile manufacturers caused Aon to evaluate whether it wished to continue in this servicing partner relationship. In first quarter 2001, Aon elected to cease servicing new business and run off its existing service obligation. The limited partnership affiliated with automobile dealerships established allowances for uncollectible loan balances. In conjunction with the decision to discontinue new auto financing receivables, the limited partners are not obligated to contribute additional capital beyond what they have already provided for any shortfall in the reserves for their individual book of business. Aon is required to fund any shortfalls in accordance with Aon's limited recourse to the funding facility arranged by the servicing agent. The servicing agent estimated the liability that Aon would have for the existing shortfall at the time Aon decided to discontinue new auto loan financing under the facility. Aon recorded a charge to establish this obligation in accordance with FASB Statement No. 5, which amounted to an expense of $44 million. For the year 2000, the last full year of operation, these servicing operations, which were part of Aon's Insurance Brokerage and Other Services segment, generated revenue of $42 million and pretax income of $3 million.

        During 2001 Aon exited four other joint venture operations as a part of its business transformation process. For the year 2000, the last full year of operation, these joint ventures, which were part of Aon's Insurance Brokerage and Other Services segment, generated less than $1 million of revenue and incurred nearly $3 million of pretax losses. The total cost to exit these four joint ventures was $12 million. Additional expenses in 2001 included a provision of $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi. The expense included severance costs and expenses associated with the reassignment of agents, as well as estimated costs for resolving asserted and unasserted claims and suits. A $5 million expense was recorded relating to the write-down of certain agent receivables in conjunction with the restructuring of a worksite marketing agent commission pay structure and operations.

        Further fixed asset impairments of $10 million (of which $9 million related to information systems assets) were taken in 2001, as well as $3 million of other costs.

        In the second quarter 2002, $6 million of pretax costs previously incurred in connection with the business transformation plan in the U.S. were reversed and included as a credit to general expenses.

        Approximately 3,700 employees have either departed voluntarily or have positions that have been eliminated. Most of the terminations have occurred and are related to the Insurance Brokerage and Other Services segment in the U.S. and the U.K.

        The following table sets forth the activity related to the liability for termination benefits and other costs to exit an activity:

	Termination Benefits	Other Costs to Exit an Activity	Total
	(millions)
Expense charged in 2000	$54	$6	$60
Cash payments in 2000	(13)	(3)	(16)

Balance at December 31, 2000	41	3	44

Expense charged in 2001	109	21	130
Cash payments in 2001	(73)	(20)	(93)
Foreign currency revaluation	(2)	—	(2)

Balance at December 31, 2001	75	4	79

Credit to expense in 2002	(6)	—	(6)
Cash payments in 2002	(46)	(3)	(49)
Foreign currency revaluation	4	—	4

Balance at December 31, 2002	$27	$1	$28

        All of Aon's unpaid liabilities relating to business transformation plan are reflected in general expense liabilities in the consolidated statements of financial position. Termination benefits of $15 million and $2 million are expected to be paid in 2003 and 2004, respectively, with the remainder payable thereafter.

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

        In January 2002, Aon settled certain of these liabilities. The settlement had no material effect on the consolidated financial statements. As of December 31, 2002, the liabilities associated with the foregoing indemnities were included in other liabilities in the consolidated statements of financial position. Such liabilities amounted to $48 million, net of reinsurance recoverables and other assets of $101 million.

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

7.    Investments

        The components of investment income are as follows:

	Years ended December 31
	2002	2001	2000
	(millions)
Short-term investments	$131	$191	$214

Fixed maturities:
Interest income	118	137	172
Income on disposals	51	37	13
Losses on disposals(1)	(33)	(21)	(12)

Total	136	153	173

Equity securities:
Dividend income	15	25	31
Income on disposals	3	13	28
Losses on disposals(1)	(63)	(37)	(9)

Total	(45)	1	50

Limited partnerships—equity earnings	14	(94)	73

Other investments:
Interest, dividend and other income	40	10	11
Endurance Specialty—equity earnings	21	—	—
Losses on disposals(1)	(39)	(41)	(5)

Total	22	(31)	6

Gross investment income	258	220	516
Less: investment expenses	6	7	8

Investment income	$252	$213	$508

(1)
Includes impairment write-downs of $130 million, $57 million and $10 million in 2002, 2001 and 2000, respectively.

        The components of net unrealized gains (losses) are as follows:

	As of December 31
	2002	2001	2000
	(millions)
Fixed maturities	$(4)	$(28)	$(45)
Equity securities	3	(43)	(72)
Other investments	3	4	—
Deferred tax credit (charge)	(2)	25	45

Net unrealized investment gains (losses)	$—	$(42)	$(72)

        The pretax changes in net unrealized investment gains (losses) are as follows:

	Years ended December 31
	2002	2001	2000
	(millions)
Fixed maturities	$24	$17	$55
Equity securities	46	29	16
Other investments	(1)	4	—

Total	$69	$50	$71

        The amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

	As of December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(millions)
U.S. government and agencies	$378	$7	$—	$385
States and political subdivisions	4	1	—	5
Foreign governments	564	9	—	573
Corporate securities	1,140	16	(36)	1,120
Mortgage-backed securities	7	—	(1)	6

Total fixed maturities	2,093	33	(37)	2,089
Total equity securities	59	5	(2)	62

Total	$2,152	$38	$(39)	$2,151

	As of December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(millions)
U.S. government and agencies	$355	$8	$(2)	$361
States and political subdivisions	3	—	—	3
Foreign governments	515	8	(2)	521
Corporate securities	1,243	14	(54)	1,203
Mortgage-backed securities	42	—	—	42
Other fixed maturities	19	—	—	19

Total fixed maturities	2,177	30	(58)	2,149
Total equity securities	425	6	(49)	382

Total	$2,602	$36	$(107)	$2,531

        The amortized cost and fair value of fixed maturities by contractual maturity are as follows:

	As of December 31, 2002
	Amortized Cost	Fair Value
	(millions)
Due in one year or less	$96	$98
Due after one year through five years	1,135	1,143
Due after five years through ten years	359	362
Due after ten years	496	480
Mortgage-backed securities	7	6

Total fixed maturities	$2,093	$2,089

        Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        Securities on deposit for regulatory authorities as required by law, all relating to the insurance underwriting subsidiaries, amounted to $343 million at December 31, 2002 and $290 million at December 31, 2001. Aon maintains premium trust bank accounts for premiums collected from insureds but not yet remitted to insurance companies of $2.8 billion and $2.3 billion at December 31, 2002 and 2001, respectively.

        At December 31, 2002 and 2001, Aon had $129 million and $25 million, respectively, of non-income producing investments, which excludes private equity investments carried on the equity method, held for at least twelve months, that have not declared dividends during 2002 and 2001.

        Limited Partnership Securitization.    On December 31, 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to PEPS I, a Qualified Special Purpose Entity (QSPE). The common stock interest in PEPS I is held by a limited liability company which is owned by one of Aon's subsidiaries (49%) and by a charitable trust, which is not controlled by Aon, established for victims of the September 11th attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid Aon's insurance underwriting subsidiaries the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities Aon subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. In second quarter 2002, Aon recognized a $32 million impairment write-down on a portion of the preferred stock securities.

        As part of this transaction, the insurance underwriting subsidiaries are required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. In 2002, Aon's insurance underwriting subsidiaries funded $38 million of commitments. As of December 31, 2002, these unfunded commitments amount to $100 million. Based on the downgrades to Aon and the underwriting subsidiaries made by the ratings agencies in October 2002, credit support arrangements were put in place on January 27, 2003, whereby $100 million of cash of one of Aon's underwriting subsidiaries has been pledged as collateral for these commitments. If the insurance underwriting subsidiaries fail to purchase additional fixed-maturity securities as commitments are drawn down, Aon has guaranteed their purchase. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        To achieve the benefits of the securitization, Aon gave up all future voting interests in and control over the limited partnership interests sold to PEPS I and has no voting interest, control or significant influence over the business activities of PEPS I.

        Aon has obtained a true sale/non-consolidation opinion from qualified external legal counsel.

        PEPS I holds limited partnership investments. The legal documents that established PEPS I specify the actions that PEPS I and the servicer will undertake when PEPS I is required to make a voting decision (due to the general partner of a limited partnership calling for the vote of limited partners or proxy voting on a money market fund that PEPS I is invested in). Additionally, the legal documents contain specific instructions regarding actions to be taken if PEPS I receives (or has the ability to receive) distributions of investments held by limited partnerships in which it is invested. In instances where the general partner of a given investment may distribute underlying invested company shares to the limited partners (such as PEPS I), the legal documents that establish PEPS I outline very specific disposal instructions.

        Throughout the life of PEPS I, at least 10% of the beneficial interests will be held by parties other than the transferor, its affiliates or its agents. This 10% threshold is accomplished through the first tranche notes outstanding to unaffiliated third party investors.

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

8.    Debt and Lease Commitments

Notes Payable

        The following is a summary of notes payable:

	As of December 31
	2002	2001
	(millions)
Commercial paper	$—	$254
3.5% convertible debt securities, due November 2012	296	—
6.2% debt securities, due January 2007(1)	250	250
8.65% debt securities, due May 2005	250	250
7.375% debt securities, due December 2012	223	—
6.9% debt securities, due July 2004	216	250
6.7% debt securities, due June 2003	150	150
LIBOR +1% debt securities, (3.025% at December 31, 2002) due January 2003	150	150
6.3% debt securities, due January 2004	89	100
7.4% debt securities, due October 2002	—	100
Euro credit facility(2)	—	87
Notes payable, due in varying installments, with interest at 3.7% to 8.1%	47	103

Total notes payable	$1,671	$1,694

(1)
Rate increased to 6.7% in January 2003.

(2)
Excludes $76 million and $152 million classified as short-term borrowings at December 31, 2002 and 2001, respectively.

        Commercial paper borrowings of $254 million at December 31, 2001 were included in notes payable based on Aon's intent and ability to maintain or refinance these obligations on a long-term basis through 2005.

        In November 2002, Aon completed a private offering of $300 million aggregate principal amount of 3.5% convertible senior debentures due 2012. Net proceeds from this offering were $296 million. The debentures are unsecured obligations and are convertible into Aon common stock at an initial conversion price of approximately $21.475 per common share under certain circumstances including (1) during any fiscal quarter beginning after December 31, 2002, if the closing price of Aon's common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous fiscal quarter or (2) subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of the ten trading day period was less than 95% of the product of the closing sale price of Aon's common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures. Aon will be required to pay additional contingent interest, beginning November 15, 2007, if the trading price of the debentures for each of the five trading days immediately preceding the first day of the six month interest period equals or exceeds 120% of the par value of the debentures. Beginning November 19, 2007, Aon may redeem any of the debentures at an initial redemption price of 101% of the principal amount plus accrued interest. The debentures were sold to qualified institutional buyers. We have reserved approximately 14 million shares for the potential conversion of these debentures. In January 2003, Aon filed a registration statement with the SEC to register the resale of the debentures.

        In December 2002, Aon completed a private offering of $225 million aggregate principal amount of 7.375% senior notes due 2012. Net proceeds from this offering were $223 million. The debentures were sold to qualified institutional buyers.

        Aon has used the net proceeds of both offerings to repay outstanding commercial paper, other short-term debt and certain other notes payable. In addition, some of the funds were used to repurchase a portion of Aon's 8.205% Mandatorily Redeemable Preferred Capital Securities (see note 11). A portion of the funds were invested and utilized to repay $150 million of LIBOR + 1% debt securities that matured in January 2003.

        In December 2001, Aon issued $150 million of debt securities with a floating interest rate of LIBOR +1% due January 2003 and $250 million of 6.2% debt securities due January 2007. This debt was initially sold to qualified institutional buyers under Rule 144A of the Securities Act and the net proceeds were used to reduce short-term borrowings. In December 2002, Aon consummated an offer to exchange the 6.2% notes for registered notes having identical terms. Because of the ratings downgrades during 2002, the interest rate on the 6.2% debt securities was increased to 6.7%, effective January 2003.

        Interest is payable semi-annually on most debt securities. In addition, the debt securities are not redeemable by Aon prior to maturity except for the 3.5% convertible debt securities, which are redeemable by Aon beginning in 2007. There are no sinking fund provisions. Maturities of notes payable are $309 million, $312 million, $255 million, $4 million and $265 million in 2003, 2004, 2005, 2006 and 2007, respectively.

        In September 2001, Aon entered into a new committed bank credit facility under which certain European subsidiaries can borrow up to EUR 500 million. At December 31, 2002, Aon had borrowed EUR 74 million ($76 million) under this facility which is classified as short-term borrowings in the consolidated statements of financial position. Aon has guaranteed the obligations of its subsidiaries with respect to this facility.

        Aon had $875 million of other unused committed bank credit facilities at December 31, 2002 to support $1 million of commercial paper and other short-term borrowings. Aon has recently renegotiated the size of the short-term portion of the bank credit facilities, reducing the total amount to $775 million in February 2003. Commitment fees of 10 basis points are payable on the unused short-term portion and 12.5 basis points on the unused long-term portion. The facility requires Aon to maintain consolidated net worth of at least $2.5 billion, a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and contains certain other restrictions relating to mergers and the sale or pledging of assets. No amounts were outstanding under this facility at December 31, 2002.

        Information related to notes payable and short-term borrowings is as follows:

	Years ended December 31
	2002	2001	2000
Interest paid (millions)	$123	$127	$140
Weighted-average interest rates—short-term borrowings	3.3%	4.5%	6.4%

Lease Commitments

        Aon has noncancelable operating leases for certain office space, equipment and automobiles. Rental expenses for all operating leases amounted to $289 million in 2002, $242 million in 2001 and $217 million in 2000. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are:

(millions)
2003	$311
2004	282
2005	258
2006	230
2007	197
Later years	904

Total minimum payments required	$2,182

9.    Income Tax

        Aon and its principal domestic subsidiaries are included in a consolidated life-nonlife federal income tax return. Aon's foreign subsidiaries file various income tax returns in their foreign jurisdictions.

        Income (loss) before income tax and the cumulative effect of a change in accounting principle and the provision for income tax consist of the following:

	Years ended December 31
	2002	2001	2000(1)
	(millions)
Income (loss) before income tax:
U.S.	$166	$(66)	$454
Foreign	627	375	400

Total	$793	$309	$854

Provision for income tax:
Current:
Federal	$34	$15	$115
Foreign	191	122	124
State	13	6	28

Total current	238	143	267

Deferred (credit):
Federal	28	(28)	46
Foreign	21	9	16
State	6	(2)	4

Total deferred	55	(21)	66

Provision for income tax	$293	$122	$333

(1)
Before cumulative effect of change in accounting principle.

        During 2002, 2001 and 2000, Aon's consolidated statements of income reflect a tax benefit of $24 million, $26 million and $26 million, respectively, on the 8.205% Capital Securities issued in January 1997 (see note 11).

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated financial statements is as follows:

	Years ended December 31
	2002	2001	2000
Statutory tax rate	35.0%	35.0%	35.0%
Tax-exempt investment income	(0.3)	(0.7)	(0.5)
Amortization of intangible assets relating to acquired businesses	0.3	4.3	2.1
State income taxes	1.6	1.4	2.5
Other—net	0.4	(0.5)	(0.1)

Effective tax rate	37.0%	39.5%	39.0%

        Significant components of Aon's deferred tax assets and liabilities are as follows:

	As of December 31
	2002	2001
	(millions)
Deferred tax assets:
Employee benefit plans	$400	$141
Unrealized foreign exchange losses	171	210
Unearned and advanced premiums and contract fees	150	110
Net operating loss and tax credit carryforwards	82	81
Certain purchase accounting and special charges	32	81
Unrealized investment losses	—	26
Other	141	146

Total	976	795

Deferred tax liabilities:
Policy acquisition costs	(167)	(91)
Unrealized investment gains	(16)	—
Other	(71)	(101)

Total	(254)	(192)

Valuation allowance on deferred tax assets	(33)	(21)

Net deferred tax assets	$689	$582

        There are limitations on the utilization of net operating loss and tax credit carryforwards after a change of control, consequently, there will be annual limitations on the realization of these tax assets. Accordingly, valuation allowances were established for various acquisitions. Subsequently, recognized tax benefits for these items would reduce goodwill. The valuation allowance changed to $33 million in 2002 from $21 million in 2001, corresponding to increases in related deferred tax assets, with no effect on net income. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset after consideration of the valuation allowance is more likely than not.

        At December 31, 2002, Aon had domestic operating loss carryforwards of $55 million which will expire at various dates from 2003 to 2021. At December 31, 2002, Aon had foreign operating loss carryforwards of $113 million, which expire at various dates.

        Prior to 1984, life insurance companies were required to accumulate certain untaxed amounts in a memorandum "policyholders' surplus account." Under the Tax Reform Act of 1984, the "policyholders' surplus account" balances were "capped" at December 31, 1983, and the balances will be taxed only to the extent distributed to stockholders or when they exceed certain prescribed limits. As of December 31, 2002, the combined "policyholders' surplus account" of Aon's life insurance subsidiaries approximates $363 million. Aon's life insurance subsidiaries do not intend to make any taxable distributions or exceed the prescribed limits in the foreseeable future; therefore, no income tax provision has been made. However, if such taxes were assessed, the amount of taxes payable would be approximately $127 million.

        The amount of income taxes paid in 2002, 2001 and 2000 was $238 million, $193 million and $158 million, respectively.

10.  Reinsurance and Claim Reserves

        Aon's insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies. Aon's reinsurance consists primarily of short-duration contracts that are entered into with the captive insurance operations of numerous automobile dealerships and insurers, certain newer accident and health initiatives as well as certain property casualty lines. Aon's insurance subsidiaries remain liable to the extent that the reinsuring companies are unable to meet their obligations.

        A summary of reinsurance activity is as follows:

	Years ended December 31
	2002	2001	2000
	(millions)
Ceded premiums earned	$1,190	$921	$845
Ceded premiums written	1,371	1,020	888
Assumed premiums earned	493	391	379
Assumed premiums written	533	384	304
Ceded benefits to policyholders	703	630	552

        Activity in the liability for policy contract claims is summarized as follows:

	Years ended December 31
	2002	2001	2000
	(millions)
Liabilities at beginning of year	$455	$377	$448
Incurred losses:
Current year	1,235	1,110	840
Prior years	25	(11)	16

Total	1,260	1,099	856

Payment of claims:
Current year	(930)	(769)	(633)
Prior years	(256)	(252)	(294)

Total	(1,186)	(1,021)	(927)

Liabilities at end of year (net of reinsurance recoverables:
2002—$722; 2001—$482; 2000—$424)	$529	$455	$377

11.  Redeemable Preferred Stock, Capital Securities and Stockholders' Equity

Redeemable Preferred Stock

        At December 31, 2002, one million shares of redeemable preferred stock were outstanding. Dividends are cumulative at an annual rate of $2.55 per share. The shares of redeemable preferred stock will be redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share beginning one year after the occurrence of a certain future event.

Capital Securities

        In January 1997, Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities (Capital Securities). The sole asset of Aon Capital A is a $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027. The back-up guarantees, in the aggregate, provide a full and unconditional guarantee of the trust's obligations under the Capital Securities.

        Aon Capital A issued $800 million of 8.205% capital securities in January 1997. The proceeds from the issuance of the Capital Securities were used to finance a portion of the A&A acquisition. The Capital Securities are subject to mandatory redemption on January 1, 2027 or, are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events. During 2002, approximately $98 million of the Capital Securities were repurchased on the open market for $87 million excluding accrued interest. An after-tax gain on the repurchases of $7 million is included in minority interest in the consolidated statements of income.

        Interest is payable semi-annually on the Capital Securities. The Capital Securities are categorized in the consolidated statements of financial position as "Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Aon's Junior Subordinated Debentures." The after-tax interest incurred on the Capital Securities is reported as minority interest in the consolidated statements of income.

Common Stock

        In December 2001, Aon filed a universal shelf registration on Form S-3 for the issuance of $750 million of debt and equity securities. In November 2002, Aon completed a public offering of 36.8 million shares of its common stock at $17.18 per share, raising net proceeds of $607 million. Aon has used the net proceeds to repay commercial paper and other short-term debt. A portion of the funds were invested and were utilized to repay debt maturing in 2003.

        Aon repurchased 0.4 million, 0.1 million and 3.5 million shares in 2002, 2001 and 2000, respectively, of its common stock. Share repurchases in 2000 were made primarily to provide shares for stock compensation plans. In addition, Aon issued 3.5 million new shares of common stock in 2002 for employee benefit plans and for acquisitions. In connection with the acquisition of two entities controlled by Aon's Chairman and Chief Executive Officer in 2001 (note 4), Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance. The acquisition was financed by the issuance of approximately 22.4 million new shares of Aon stock.

Dividends

        A summary of dividends declared is as follows:

	Years ended December 31
	2002	2001	2000
	(millions)
Redeemable preferred stock	$3	$3	$3
Common stock	230	238	223

Total dividends declared	$233	$241	$226

Statutory Capital and Surplus

        Generally, the capital and surplus of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory capital and surplus exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $105 million may be subject to approval by regulatory authorities. See note 9 for possible tax effects of distributions made out of untaxed earnings.

        Net statutory income (loss) of the insurance subsidiaries is summarized as follows:

	Years ended December 31
	2002	2001	2000
	(millions)
Life insurance	$(13)	$(61)	$133
Property casualty	(64)	60	49

        Statutory capital and surplus of the insurance subsidiaries is summarized as follows:

	As of December 31
	2002	2001	2000
	(millions)
Life insurance	$537	$421	$492
Property casualty	448	484	491

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

12.  Employee Benefits

Savings and Profit Sharing Plans

        Aon subsidiaries maintain contributory savings plans for the benefit of United States salaried and commissioned employees. Provisions made for these plans were $48 million, $43 million and $39 million in 2002, 2001 and 2000, respectively.

Pension and Other Postretirement Benefits

        Aon sponsors defined benefit, pension and postretirement health and welfare plans that provide retirement, medical and life insurance benefits. The postretirement healthcare plans are contributory, with retiree contributions adjusted annually; the life insurance and pension plans are noncontributory.

U.S. Pension and Other Benefit Plans

        The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2002 and 2001 and a statement of the funded status as of

December 31, 2002 and 2001, for both qualified and non-qualified plans. The measurement for the U.S. plans is November 30.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(millions)
Reconciliation of benefit obligation
Obligation at beginning of period	$961	$792	$73	$69
Service cost	46	33	3	2
Interest cost	72	65	5	5
Participant contributions	—	—	7	6
Plan amendments	(9)	—	—	—
Actuarial loss (gain)	35	12	1	(1)
Benefit payments	(53)	(49)	(13)	(13)
Curtailments	—	(10)	—	—
Acquisitions	—	21	—	—
Change in interest rate	55	97	4	5

Obligation at end of period	$1,107	$961	$80	$73

Reconciliation of fair value of plan assets
Fair value at beginning of period	$931	$932	$8	$8
Actual return on plan assets	(91)	21	—	—
Participant contributions	—	—	7	6
Employer contributions	2	2	6	7
Benefit payments	(53)	(49)	(13)	(13)
Acquisitions	—	25	—	—

Fair value at end of period	$789	$931	$8	$8

Funded status
Funded status at end of period	$(318)	$(30)	$(72)	$(65)
Unrecognized prior-service	(11)	(3)	—	—
Unrecognized loss (gain)	363	76	(6)	(12)

Net amount recognized	$34	$43	$(78)	$(77)

Prepaid benefit cost	$—	$93	$—	$—
Accrued benefit liability	(213)	(60)	(78)	(77)
Other comprehensive income	247	10	—	—

Net amount recognized	$34	$43	$(78)	$(77)

        In 2002, plans with a projected benefit obligation (PBO) in excess of the fair value of plan assets had a PBO of $1.1 billion, and plans with an accumulated benefit obligation (ABO) in excess of the fair value of plan assets had an ABO of $1 billion. In 2001, plans with a PBO in excess of the fair value of plan assets were unfunded plans with a PBO of $71 million, and plans with an ABO in excess of the fair value of plan assets were unfunded plans with an ABO of $60 million.

        In both 2002 and 2001, pension plan assets include 3.7 million shares of common stock issued by Aon on which dividends of $3.1 million and $3.3 million were received in 2002 and 2001, respectively.

        The following table provides the components of net periodic benefit cost (credit) for the plans for the years ended December 31, 2002, 2001 and 2000:

	Pension Benefits
	2002	2001	2000
	(millions)
Service cost	$46	$33	$32
Interest cost	72	65	60
Expected return on plan assets	(108)	(104)	(95)
Amortization of prior-service	(2)	(1)	(1)
Amortization of net (gain) loss	2	(8)	(7)

Net periodic benefit cost (credit)	$10	$(15)	$(11)

	Other Benefits
	2002	2001	2000
	(millions)
Service cost	$3	$2	$2
Interest cost	5	5	5
Amortization of prior-service	—	—	(5)
Amortization of net gain	(1)	(1)	(1)

Net periodic benefit cost	$7	$6	$1

        The weighted-average assumptions for the measurement period for U.S. benefit obligations are shown in the following table:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Discount rate	7.0%	7.5%	7.0%	7.5%
Expected return on plan assets	8.5	10.3	—	—
Rate of compensation increase	3.5	4.0	3.5	4.0

Assumptions for Other Postretirement Benefits

        The employer's liability for future plan cost increase is limited in any year to 5% per annum. For measurement purposes in 2002, 2001 and 2000, the annual rate of increase in the per capita cost of covered health care benefits (trend rate) adjusted for actual current year cost experience was assumed to be 11.5%, 12.0% and 7.5%, respectively, decreasing gradually to 5.5% in year 2014 and remaining the same thereafter. However, with the employer funding increase cap limited to 5% per year, net employer trend rates are effectively limited to 5% per year in the future.

        As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic postretirement healthcare benefit cost and on the accumulated postretirement benefit obligation for the measurement period ended in 2002.

International Pension Plans

        The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2002 and 2001 and a statement of the funded status as of

December 31, 2002 and 2001, for material international pension plans, which are located in the United Kingdom and the Netherlands. The measurement date for these plans is September 30.

	International Pension
	2002	2001
	(millions)
Reconciliation of benefit obligation
Obligation at beginning of period	$2,011	$2,036
Service cost	45	51
Interest cost	133	124
Participant contributions	3	4
Benefit payments	(80)	(69)
Change in interest rate	300	(81)
Foreign exchange translation	242	(54)

Obligation at end of period	$2,654	$2,011

Reconciliation of fair value of plan assets
Fair value at beginning of period	$1,693	$2,000
Actual return on plan assets	(98)	(243)
Employer contributions	74	53
Participant contributions	3	4
Benefit payments	(80)	(69)
Foreign exchange translation	185	(52)

Fair value at end of period	$1,777	$1,693

Funded status
Funded status at end of period	$(877)	$(318)
Unrecognized loss	1,286	660

Net amount recognized	$409	$342

Prepaid benefit cost	$64	$221
Accrued benefit liability	(555)	(144)
Other comprehensive income	900	265

Net amount recognized	$409	$342

        In 2002, plans with a PBO in excess of the fair value of plan assets had a PBO of $2.7 billion and plan assets with a fair value of $1.8 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $2.1 billion and plan assets with a fair value of $1.6 billion.

        In 2001, plans with a PBO in excess of the fair value of plan assets had a PBO of $1.9 billion and plan assets with a fair value of $1.5 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $1.0 billion and plan assets with a fair value of $0.9 billion.

        The following table provides the components of net periodic benefit cost for the international plans for the measurement period ended in 2002, 2001 and 2000:

	2002	2001	2000
	(millions)
Service cost	$45	$51	$65
Interest cost	133	124	123
Expected return on plan assets	(163)	(182)	(193)
Amortization of net loss	31	11	10

Net periodic benefit cost	$46	$4	$5

        The weighted-average assumptions for the measurement period for the international pension benefit obligations are shown in the following table:

	2002	2001	2000
Discount rate	5.5 - 5.75%	6.25 - 7.0%	6.0 - 7.0%
Expected return on plan assets	6.0 - 7.5	6.0 - 9.5	7.0 - 10.0
Rate of compensation increase	3.75 - 4.0	4.0	4.0 - 4.5

13.  Stock Compensation Plans

        In 2001, Aon stockholders approved the Aon Stock Incentive Plan, which replaced all existing incentive compensation plans, including the Aon Stock Award Plan and the Aon Stock Option Plan. Under the new plan, non-qualified and incentive stock options, stock appreciation rights and stock awards may be granted. The annual rate of which awards are granted each year is based upon financial and competitive business conditions. The number of shares authorized to be issued under the new plan is equal to 18% of the number of common shares outstanding of Aon.

Stock Awards

        Generally, employees are required to complete three continuous years of service before the award begins to vest in increments until the completion of a 10-year period of continuous employment. In 2002, a significant number of awards were granted that vest annually over five years, with the initial vesting occurring after one year of continuous service. In general, most awarded shares are issued as they become vested. In certain circumstances, an employee can elect to defer the receipt of vested shares to a later date. With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards. The compensation cost associated with each award is deferred and amortized over the period of continuous employment using the straight-line method. At December 31, 2002 and 2001, the number of shares available for award is included with options available for grant.

        Aon common stock awards outstanding consist of the following:

	Years ended December 31
	2002	2001	2000
	(shares in thousands)
Shares outstanding at beginning of year	7,424	8,881	9,865
Granted	1,024	258	586
Vested	(1,432)	(1,488)	(1,216)
Canceled	(533)	(227)	(354)

Shares outstanding at end of year	6,483	7,424	8,881

Stock Options

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

        A summary of Aon's stock option activity (including options granted pursuant to the former Aon Stock Award Plan) and related information consists of the following:

	Years ended December 31
	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
	(shares in thousands)
Beginning outstanding	21,298	$32	16,156	$29	11,223	$31
Granted	5,552	34	7,647	34	6,812	25
Exercised	(877)	20	(1,751)	18	(1,174)	17
Canceled	(1,495)	33	(754)	32	(705)	33

Ending outstanding	24,478	$32	21,298	$32	16,156	$29

Exercisable at end of year	5,308	$30	2,538	$29	2,607	$21

Options available for grant	22,771		14,444		2,368

        A summary of options outstanding and exercisable is as follows:

	As of December 31, 2002
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
	(Shares in thousands)
$14.92 - $22.89	1,565	4.6	$20.02	942	$22.40
23.56 - 23.94	4,986	7.0	23.93	1,524	23.93
26.53 - 31.22	2,140	5.1	29.31	1,211	29.03
31.53 - 32.53	3,589	8.3	32.51	17	31.53
32.64 - 35.35	3,692	8.1	34.87	177	35.28
35.36 - 36.74	439	8.2	36.00	42	35.92
36.88 - 49.29	8,067	7.8	39.64	1,395	43.33

$14.92 - $49.29	24,478	7.3	$32.45	5,308	$30.42

	As of December 31, 2001
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Shares Exercisable	Weighted-Average Exercise Price
	(Shares in thousands)
$14.69 - $22.89	1,471	1.0	$20.95	1,022	$20.09
23.41 - 23.94	5,735	8.1	23.93	40	23.69
26.53 - 31.22	2,304	6.1	29.35	734	28.71
31.53 - 32.53	3,804	9.3	32.51	—	—
32.64 - 35.18	2,330	9.4	34.74	4	35.06
35.20 - 43.33	3,803	7.4	39.44	712	41.57
43.44 - 49.29	1,851	7.2	43.57	26	46.26

$14.69 - $49.29	21,298	7.5	$31.50	2,538	$28.96

Employee Stock Purchase Plans

United States

        Effective July 1, 1998, Aon adopted an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the original plan, shares of Aon's common stock could be purchased at 6-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 6-month period. Effective July 1, 2000, the plan was amended by changing the purchase period to 3-month intervals. In 2002, 2001 and 2000, 312,000 shares, 680,000 shares and 940,000 shares, respectively, were issued to employees under the plan. In the first quarter 2002, the plan was suspended in anticipation of the planned divestiture of the insurance underwriting businesses (note 1). The plan was reactivated as of January 1, 2003. There was no compensation expense associated with this plan.

United Kingdom

        In 1999, Aon adopted an employee stock purchase plan that provides for the purchase of approximately 720,000 shares of Aon common stock by eligible U.K. employees after a 3-year period and is similar to the U.S. plan described above. In 2002, 4,000 shares were issued to employees under the plan. No shares were issued under the plan in 2001 or 2000. There was no compensation expense associated with this plan.

14.  Financial Instruments

Financial Risk Management

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

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by restricting investments in derivative contracts to a diverse group of highly rated major financial institutions and by using exchange-traded instruments. Aon closely monitors the creditworthiness of and exposure to its counterparties and considers its credit risk to be minimal. At December 31, 2002 and 2001, Aon placed cash and securities relating to these derivative contracts in escrow amounting to $11 million and $5 million, respectively.

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

Accounting Policy for Derivative Instruments

        Effective October 1, 2000, Aon adopted FASB Statement No. 133. FASB Statement No. 133 requires all derivative instruments to be recognized in the consolidated statements of financial position at fair value. Changes in fair value are recognized immediately in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

        FASB Statement No. 133 identifies three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: a hedge of the change in fair value of a recognized asset or liability or firm commitment (fair value hedge), a hedge of the variability in cash flows from a recognized asset or liability or forecasted transaction (cash flow hedge) and a hedge of the net investment in a foreign subsidiary.

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

        Prior to the adoption of FASB Statement No. 133, the ineffective portion of the change in fair value of a hedging instrument designated and qualified as a hedge was not recognized immediately in earnings.

Foreign Exchange Risk Management

        Certain of Aon's foreign brokerage subsidiaries, primarily in the United Kingdom, receive revenues in currencies that differ from their functional currencies. To reduce the variability of cash flows from these transactions, Aon has entered into foreign exchange forwards and options with settlement dates prior to December 2004. Upon adoption of FASB Statement No. 133, designated and qualified forwards are accounted for as cash flow hedges of forecasted transactions. As of December 31, 2002, a $32 million pretax gain has been deferred to OCI, $21 million of which is expected to impact pretax earnings in 2003. There was no material ineffectiveness recorded.

        Prior to the adoption of FASB Statement No. 133, these transactions did not qualify for hedge accounting and changes in the fair value related to these derivatives were recorded in general expenses in the consolidated statements of income. Certain other forward and option contracts did not meet the hedging requirements of FASB Statement No. 133. Changes in fair value related to these contracts were recorded in general expenses in the consolidated statements of income.

        Aon uses exchange-traded foreign currency futures and options on futures, as well as over-the-counter options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. These derivatives are not afforded hedge accounting as defined by FASB Statement No. 133 and prior guidance. Changes in the fair value of these derivatives are recorded in general expenses in the consolidated statements of income.

        Aon uses forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes. During 2002, there were no designated and qualifying hedges of this exposure.

        In 2000, Aon entered into a cross currency swap to hedge the foreign currency and interest rate risks associated with a foreign denominated fixed-rate policyholder liability. This swap has been designated as a fair value hedge of the combined exposure. There was no material ineffectiveness related to this hedge.

Interest Rate Risk Management

        Aon uses futures contracts and purchases options on futures contracts to reduce the price volatility of its fixed-maturity portfolio. Upon adoption of FASB Statement No. 133, derivatives designated and qualified as hedging specific fixed-income securities are accounted for as fair value hedges. There were no designated and qualified hedges at December 31, 2002. Prior to the adoption of FASB Statement No. 133, realized gains and losses on derivatives that qualified as hedges were deferred and reported as an adjustment of the cost basis of the hedged item and are being amortized into earnings over the remaining life of the hedged item.

        Aon occasionally enters into interest rate swaps to hedge the fair value of its fixed-rate notes. The interest rate swaps qualify as fair value hedges and there was no ineffectiveness recorded. Realized gains and losses on swaps qualified as hedges are deferred and reported as adjustments of the cost basis of the hedged items and are being amortized into earnings over the remaining life of the hedged items. Prior to the adoption of FASB Statement No. 133, Aon purchased futures contracts to hedge the fair value of its fixed-rate notes from changes in interest rates. Aon deferred the gains from the termination of the contracts and is amortizing these gains over the remaining life of the fixed-rate notes.

        Aon issued fixed-rate notes in May 2000. Aon purchased options on interest rate swaps to hedge against the change in interest rates prior to the issuance. These options qualified as a hedge of an anticipated transaction under prior accounting guidance and related gains were deferred and are being amortized as an offset to interest expense over the remaining life of the notes. Upon the adoption of FASB Statement No. 133, pretax deferred gains of $5 million were reclassified to OCI. At December 31, 2002, $3 million remains in OCI, $1 million of which is expected to offset interest expense in 2003.

        Aon enters into interest rate swap and floor agreements and uses exchange-traded futures and options to limit its net exposure to decreasing short-term interest rates, primarily relating to brokerage fiduciary funds in the U.S. and the U.K. Aon also sells exchange-traded futures to limit its exposure to increasing long-term interest rates. Since the adoption of FASB Statement No. 133, there were no designated and qualified cash flow hedges of these exposures. Changes in fair value related to these contracts were recorded in investment income in the consolidated statements of income. Under prior accounting guidance, realized gains and losses were deferred and recognized in earnings as the hedged item affected earnings.

        Aon uses interest rate swaps and caps to limit its exposure to changes in interest rates related to interest rate guarantees provided by a subsidiary of Aon to certain unaffiliated entities. Under prior accounting guidance, these derivatives qualified for hedge accounting treatment, and realized gains and losses were deferred and recognized in earnings as the hedged item affected earnings. In August 2000, these guarantees were replaced with new offsetting interest rate swaps between Aon and an unaffiliated entity, with Aon essentially retaining the same exposure. Following the replacement of the original hedged item, hedge accounting was terminated and previously deferred realized gains and losses as well as previously unrecognized changes in fair value were recognized in earnings. The termination of this hedging relationship did not have a material effect on pretax earnings. The adoption of FASB Statement No. 133 did not affect the accounting for these derivative instruments.

Equity Price Risk Management

        Aon sells futures contracts and purchases options to reduce the price volatility of its equity securities portfolio and equity securities it owns indirectly through limited partnership investments. Since the adoption of FASB Statement No. 133, there were no designated and qualified hedges of this exposure. Prior to the adoption of FASB Statement No. 133, realized gains and losses on derivatives that qualified as hedges were deferred and reported as an adjustment of the cost basis of the hedged item and are being amortized into earnings over the remaining life of the hedged item. Realized gains and losses on derivatives that did not qualify for hedge accounting treatment were recognized immediately in investment income in the consolidated statements of income.

Other Financial Instruments

        Prior to 2002, an Aon subsidiary issued fixed- and floating-rate Guaranteed Investment Contracts (GICS) and floating-rate funding agreements and invested the proceeds primarily in the U.S. fixed income markets. The assets backing the GICS are subject to varying elements of credit and market risk. This program is currently in run-off.

        Unconsolidated Special Purpose Entities (SPEs) Excluding PEPS I.    Certain of Aon's subsidiaries make short-term loans (generally with terms of 12 months or less) to businesses for the financing of insurance premiums and then securitize the finance receivables through securitization transactions that meet the criteria for sale accounting in accordance with FASB Statement No. 140. These premium financing securitizations are accomplished through the use of special purpose entities which are considered QSPEs pursuant to FASB Statement No. 140, and commercial paper bank conduits (multi-seller non-qualified SPEs). FASB Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        Premium financing securitizations performed by Aon's Canadian and Australian subsidiaries utilize multi-seller non-qualified SPEs. Based on an analysis of the qualitative and quantitative factors of the SPEs, Aon has determined that it is not the sponsor of the SPEs. Additionally, independent third parties (i) have made substantial equity investments in the SPEs, (ii) have voting control of the SPEs and (iii) generally have the risks and rewards of ownership of the assets of the SPEs. Based on these factors, Aon has determined non-consolidation to be the appropriate accounting treatment in accordance with current accounting guidance.

        As of December 31, 2002 and 2001, the maximum commitment contained in these agreements was $1.7 billion and $1.4 billion, respectively, and the maximum credit risk under recourse provisions was approximately $97 and $82 million, respectively, which represents the extent of the limited recourse. These recourse obligations are guaranteed by Aon. As of December 31, 2002 and 2001, the unpaid principal amount of securitized receivables outstanding was $1.6 billion and $1.3 billion, respectively.

        A subsidiary of Aon is also a general partner in a limited partnership ("LP") that purchased automobile installment contracts from automobile dealers and subsequently securitized these contracts through securitization transactions in accordance with the requirements of FASB Statement No. 140. Effective April 1, 2001, the LP ceased purchasing and securitizing new automobile installment contracts. A subsidiary of Aon services the existing portfolio for the LP. Aon acts as a performance guarantor with respect to its subsidiary's servicing duties under the securitization agreement. Aon uses the equity method of accounting to record its share of the net income or loss of the LP. As of December 31, 2002 and 2001, the remaining unpaid principal amount of securitized installment contracts outstanding was $466 million and $1 billion, respectively. As of December 31, 2002 and 2001, as the general partner of the LP, Aon had approximately $121 million and $143 million, respectively, of recourse with respect to a limited guarantee relating to the LP's securitization agreement. In February 2003, an agreement was reached with the beneficial interest holders, reducing the amount of recourse to Aon to $66 million.

Fair Value of Financial Instruments

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

	As of December 31
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(millions)
Assets:
Fixed maturities and equity securities	$2,151	$2,151	$2,531	$2,531
Other investments	600	599	640	639
Cash, receivables and short-term investments*	13,906	13,906	11,264	11,264
Derivatives	79	79	46	46
Liabilities:
Investment-type insurance contracts	139	136	813	782
Short-term borrowings, premium payables and general expenses	12,033	12,033	10,260	10,260
Notes payable	1,671	1,754	1,694	1,750
Capital securities	702	632	800	782
Derivatives	45	45	55	55

*
Excludes derivatives.

Guarantees and Indemnifications

        Aon provides a variety of guarantees and indemnifications to its customers and others to allow Aon or others to complete a wide variety of business transactions. The maximum potential amount of future payments represent the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable which are deemed to be probable and estimable are properly reflected in Aon's consolidated financial statements.

        Refer to Other Financial Instruments, above, for guarantees associated with Aon's premium and auto loan financing securitizations. Guarantees associated with Aon's limited partnership securitization are disclosed in note 7. Indemnities related to discontinued operations are disclosed in note 6. Contingent shares issuable related to prior acquisitions are disclosed in note 4.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $60 million for taxes and other business obligations to third parties. Amounts have been accrued in the consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $30 million at December 31, 2002.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

15.  Contingencies

        Aon and its subsidiaries are subject to numerous claims, tax assessments and lawsuits that arise in the ordinary course of business. The damages that may be claimed are substantial, including in many instances, claims for punitive or extraordinary damages. Accruals for these items have been provided to the extent that losses are deemed probable and are estimable.

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

        On August 30, 2002, two of the three carriers referred to above filed a complaint in the United States District Court for the District of Connecticut against the Aon brokerage subsidiary. The two carriers are currently involved in an arbitration proceeding with Allianz, related to the original litigation, in which Allianz seeks the recission of the reinsurance placements. These carriers also seek to recover from the Aon brokerage subsidiary any damages, costs and expenses, including legal fees, suffered by such carriers as a result of an adverse arbitration award. Aon believes that the Aon subsidiary has meritorious defenses and the Aon subsidiary intends to vigorously defend this claim. On January 8, 2003, the two carriers dismissed their lawsuit without prejudice, meaning it could be refiled at a later time. The remaining Unicover issues are complex, and therefore, the timing and amount of resolution cannot be determined at this time. In early October 2002, there was reportedly an award made by arbitrators in an arbitration held in New York among Unicover Managers, Inc., Unicover pool members and the three carriers referred to above. Aon has not received a copy of the arbitration award and therefore cannot make an informed statement as to its content.

        Certain United Kingdom subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, general level of pricing in the equity markets, the interest rate established quarterly for calculating compensation, and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims. These variable factors are ones that the U.K. Financial Services Authority, the current governing body in the U.K., has used as a basis in the past for establishing the calculation tables to determine redress or compensatory amounts. Because Aon is unable to predict if, or how, regulators may change these tables or if, or how, they may apply future regulatory guidance to previous claims, Aon has been, and will continue to be, unable to determine a range or estimate of additional possible exposure.

        One of Aon's insurance subsidiaries is a defendant in more than twenty lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. In the second quarter 2002, Aon negotiated a compromise of several of the lawsuits and approximately 2,000 of the claims. In the third quarter of

2002, the settlement of approximately 1,000 of these claims has been concluded. The remainder of the settlements is of uncertain status. Aon's insurance subsidiary has filed a lawsuit against the claimaints' attorney asserting that the settlements were not appropriately completed. If these settlements are concluded, there will still be at least 2,700 threatened claims outstanding. Each of the remaining lawsuits and any threatened claim is being investigated and vigorously defended.

        On August 8, 2002, Daniel & Raizel Taubenfeld, a purported Aon stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of purchasers of Aon Common Stock between May 4, 1999 and August 6, 2002. The complaint names Aon, Patrick G. Ryan, Chairman and Chief Executive Officer, and Harvey N. Medvin, Executive Vice President and Chief Financial Officer, as defendants, and contains allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act relating to Aon's press release issued on August 7, 2002. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount and an award of costs and expenses, including counsel fees. On January 17, 2003, the lead plaintiff filed a "Consolidated Amended Complaint" against the same defendants which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act. Aon intends to defend this action vigorously.

        There have been nine other putative class action lawsuits filed against Aon and certain of its officers and directors in the United States District Court for the Northern District of Illinois and that each is substantially similar to the lawsuit described in the immediately preceding paragraph. All of these actions have been consolidated with the Taubenfeld action and a lead plaintiff has been appointed by the court. Aon intends to defend each of these actions vigorously.

        Aon has also received a complaint which purports to be a shareholder's derivative action against Aon and each of Aon's directors. This complaint, which is styled Bernard Stern v. Patrick Ryan, et al. was filed in the United States District Court for the Northern District of Illinois on September 13, 2002. This lawsuit makes allegations which are substantially similar to the original Taubenfeld lawsuit. Aon intends to defend this action vigorously.

        Although the ultimate outcome of matters referred to above cannot be ascertained and liabilities in indeterminate amounts may be imposed on Aon or its subsidiaries, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the consolidated financial position of Aon. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by unfavorable resolution of these matters.

16.  Segment Information

        Aon classifies its businesses into three operating segments: Insurance Brokerage and Other Services, Consulting and Insurance Underwriting. A fourth non-operating segment, Corporate and Other, when aggregated with the operating segments, totals to the amounts in the accompanying consolidated financial statements. Revenues are attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax. There are no material inter-segment amounts to be eliminated. Long-lived assets and related depreciation and amortization are not material.

Consolidated revenue by geographic area follows:

	Total	United States	United Kingdom	Continent of Europe	Rest of World
	(millions)
Revenue for the years ended December 31:
2002	$8,822	$5,034	$1,621	$1,117	$1,050
2001	7,676	4,463	1,390	938	885
2000	7,375	4,350	1,363	833	829

        The Insurance Brokerage and Other Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. Aon's retail brokerage area provides a broad spectrum of advisory and outsourcing services including risk identification and assessment, alternative risk financing, safety engineering, loss management and program administration for clients. This area also designs, places and implements customized insurance solutions. Aon's reinsurance brokerage activities offer sophisticated advisory services in program design that enhance the risk/return characteristics of insurance policy portfolios and improve capital utilization, along with the evaluation of catastrophic loss exposures. Aon also actively participates in placement and captive management services, designing programs that enable clients to effectively retain a portion of certain risks that are cost prohibitive or unavailable in the traditional insurance markets. Aon offers claims administration and loss cost management services to insurance companies, firms with self-insurance programs and to agents and brokers for the benefits of their customers.

        The wholesale operations, serving thousands of independent insurance brokers and agents nationwide, provide brokering expertise and underwriting solutions, with custom-designed products and services in several specialty areas, including entertainment, public entities, directors' and officers' and professional liability, workers' compensation, media, financial institutions, marine, aviation, construction, healthcare and energy.

        Our Consulting segment is one of the world's largest integrated human capital consulting organizations. The operations of this segment provide a full range of human capital management services. These services are delivered predominantly to corporate clientele utilizing five major practices: employee benefits, compensation, management consulting, outsourcing and communications.

        The Insurance Underwriting segment provides supplemental accident, health and life insurance coverage through several distribution networks, most of which are directly owned by Aon's subsidiaries. Extended warranty and select property and casualty insurance products are sold through automobile dealership retailers, independent agents and brokers, Aon brokers and other channels.

Operating segment revenue by product follows:

	Total Operating	Retail	Reinsurance, Wholesale, Claims and Other Services	Consulting	Accident, Health and Life	Extended Warranty and Casualty
	(millions)
Revenue for the years ended December 31:
2002	$8,843	$3,333	$1,930	$1,054	$1,733	$793
2001	7,847	3,009	1,650	938	1,507	743
2000	7,304	2,947	1,420	770	1,424	743

Selected information reflecting Aon's operating segments follows:

	Insurance Brokerage and Other Services			Consulting			Insurance Underwriting
	Years ended December 31
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(millions)
Revenue by geographic area:
United States	$2,604	$2,425	$2,277	$703	$628	$486	$1,784	$1,615	$1,545
United Kingdom	1,087	918	889	160	157	151	363	302	308
Continent of Europe	857	733	654	105	77	67	151	125	111
Rest of World	715	583	547	86	76	66	228	208	203

Total revenues	5,263	4,659	4,367	1,054	938	770	2,526	2,250	2,167
General expenses(1)	4,479	4,074	3,640	932	810	661	997	854	830
Benefits to policyholders	—	—	—	—	—	—	1,375	1,111	1,037
Amortization of intangible assets	50	38	37	2	2	3	2	—	—
Unusual charges/(credits)—World
Trade Center	(29)	23	—	—	—	—	—	135	—

Total expenses	4,500	4,135	3,677	934	812	664	2,374	2,100	1,867

Income before income tax	$763	$524	$690	$120	$126	$106	$152	$150	$300

Identifiable assets at December 31	$12,528	$10,393	$10,035	$313	$232	$232	$5,999	$5,526	$5,594

(1)
Insurance underwriting general expenses include amortization of deferred acquisition costs of $275 million, $231 million and $218 million in 2002, 2001 and 2000, respectively.

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

Selected information reflecting Aon's Corporate and Other segment follows:

	Corporate and Other
	Years ended December 31
	2002	2001	2000
	(millions)
Revenue	$(21)	$(171)	$71

General expenses	97	75	59
Interest expense	124	127	140
Amortization of goodwill	—	118	114
Total expenses	221	320	313

Loss before income tax	$(242)	$(491)	$(242)

Identifiable assets at December 31*	$6,494	$6,179	$6,390

*
Limited partnerships were $25 million, $42 million and $602 million as of December 31, 2002, 2001 and 2000, respectively.

Selected information reflecting Aon's investment income follows:

	Years ended December 31
	2002	2001	2000
	(millions)
Insurance Brokerage and Other Services (primarily short-term investments)	$113	$156	$186
Consulting (primarily short-term investments)	2	5	6
Insurance Underwriting (primarily fixed maturities)	158	223	245
Corporate and Other (primarily equity investments and limited partnerships)	(21)	(171)	71

Total investment income	$252	$213	$508

Quarterly Financial Data

	1Q	2Q	3Q	4Q	2002
	(millions except common stock and per share data)
INCOME STATEMENT DATA(1)
Brokerage commissions and fees	$1,444	$1,510	$1,551	$1,697	$6,202
Premiums and other	535	638	607	588	2,368
Investment income (loss)	109	(26)	88	81	252

Total revenue	$2,088	$2,122	$2,246	$2,366	$8,822

Net Income	$160	$—	$128	$178	$466

DILUTIVE PER SHARE DATA(1)	$0.57	$—	$0.46	$0.59	$1.64
BASIC NET INCOME PER SHARE(1)	$0.58	$—	$0.46	$0.59	$1.65

COMMON STOCK DATA
Dividends paid per share	$0.225	$0.225	$0.225	$0.15	$0.825
Stockholders' equity per share	12.97	13.53	13.60	12.56	12.56
Price range	36.23-31.76	39.63-28.00	29.83-13.50	21.95-15.59	39.63-13.50
Shares outstanding (in millions)	272.0	272.8	273.0	310.2	310.2
Average monthly trading volume (in millions)	16.4	19.6	41.7	39.1	29.2

(1)
In the first quarter of 2002, Aon adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Beginning in 2002, amortization of goodwill is no longer included in net income. (See note 2 to the consolidated financial statements)

	1Q	2Q	3Q	4Q	2001
	(millions except common stock and per share data)
INCOME STATEMENT DATA
Brokerage commissions and fees	$1,281	$1,347	$1,297	$1,511	$5,436
Premiums and other	508	492	510	517	2,027
Investment income	22	78	105	8	213

Total revenue	$1,811	$1,917	$1,912	$2,036	$7,676

Net Income	$19	$29	$72	$27	$147

DILUTIVE PER SHARE DATA	$0.07	$0.11	$0.26	$0.10	$0.53
BASIC NET INCOME PER SHARE	$0.07	$0.11	$0.26	$0.10	$0.54

COMMON STOCK DATA
Dividends paid per share	$0.22	$0.225	$0.225	$0.225	$0.895
Stockholders' equity per share	12.84	13.02	13.47	12.82	12.82
Price range	38.18-30.81	36.50-29.75	42-33.26	44.80-32.50	44.80-29.75
Shares outstanding (in millions)	261.9	266.5	269.2	270.2	270.2
Average monthly trading volume (in millions)	17.6	21.4	20.4	24.4	21.0

SCHEDULE I

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF FINANCIAL POSITION

	December 31
	2002	2001
	(millions)
ASSETS
Investments in subsidiaries	$6,499	$6,552
Other investments	20	20
Notes receivable—subsidiaries	223	58
Cash and cash equivalents	130	4
Other assets	123	39

Total Assets	$6,995	$6,673

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings	$1	$254
6.3% long-term debt securities	89	100
7.4% long-term debt securities	—	100
8.65% long-term debt securities	250	250
6.9% long-term debt securities	216	250
6.7% long-term debt securities	150	150
6.2% long-term debt securities	250	250
3.5% long-term debt securities	296	—
7.375% long-term debt securities	223	—
Floating rate long-term debt securities	150	150
Subordinated debt	702	800
Notes payable—subsidiaries	526	595
Notes payable—other	—	70
Accrued expenses and other liabilities	197	189

Total Liabilities	3,050	3,158

Redeemable Preferred Stock	50	50
STOCKHOLDERS' EQUITY
Common stock	333	293
Paid-in additional capital	2,228	1,654
Accumulated other comprehensive loss	(954)	(535)
Retained earnings	3,251	3,021
Less treasury stock at cost	(794)	(786)
Less deferred compensation	(169)	(182)

Total Stockholders' Equity	3,895	3,465

Total Liabilities and Stockholders' Equity	$6,995	$6,673

See notes to condensed financial statements.

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
	2002	2001	2000
	(millions)
REVENUE
Dividends from subsidiaries	$288	$333	$379
Other investment income	68	1	9

Total Revenue	356	334	388

EXPENSES
Operating and administrative	14	14	22
Interest—subsidiaries	81	93	103
Interest—other	99	107	122

Total Expenses	194	214	247

INCOME BEFORE INCOME TAXES AND EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	162	120	141
Income tax benefit	50	85	95

	212	205	236
EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	254	(58)	238

NET INCOME	$466	$147	$474

See notes to condensed financial statements.

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2002	2001	2000
	(millions)
Cash Flows From Operating Activities	$193	$170	$137
Cash Flows From Investing Activities:
Investments in subsidiaries	(17)	(24)	(124)
Other investments	—	(20)	—
Notes receivables from subsidiaries	(200)	60	(40)

Cash Provided (Used) by Investing Activities	(217)	16	(164)

Cash Flows From Financing Activities:
Treasury stock transactions—net	(10)	49	(59)
Issuance of common stock	607	—	—
Retirement of preferred stock—net	(87)	—	—
Issuance (repayment) of short-term borrowings—net	(253)	(599)	30
Repayment of notes payable and long-term debt	(393)	—	—
Issuance of notes payable and long-term debt	519	608	266
Cash dividends to stockholders	(233)	(241)	(226)

Cash Provided (Used) by Financing Activities	150	(183)	11

Increase (Decrease) in Cash and Cash Equivalents	126	3	(16)
Cash and Cash Equivalents at Beginning of Year	4	1	17

Cash and Cash Equivalents at End of Year	$130	$4	$1

See notes to condensed financial statements.

Aon Corporation
(Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
See notes to consolidated financial statements included in Item 15(a).
(2)
In 2001, the Condensed Statements of Cash Flows exclude the impact of certain non-cash transfers primarily related to notes receivable from subsidiaries and notes payable to subsidiaries.
(3)
During 2001, Aon reclassified $520 million of notes receivable—subsidiaries to investments in subsidiaries related to its shared services operations.
(4)
Investments in subsidiaries include approximately $2.6 billion invested in countries outside of the United States, primarily denominated in the British Pound, the Euro, the Canadian dollar and the Australian dollar.
(5)
Guarantees and Indemnifications

        Aon provides a variety of guarantees and indemnifications to its customers and others to allow Aon or others to complete a wide variety of business transactions. The maximum potential amount of future payments represent the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Aon does not currently anticipate making future payments to any of its subsidiaries, or third parties on behalf of its subsidiaries, for these guarantees and indemnifications.

        One of Aon's insurance underwriting subsidiaries holds a $95 million demand note receivable from another Aon subsidiary as of December 31, 2002. Aon has guaranteed the repayment of this note in the event that the obligated subsidiary is unable to make the principal payment, in whole or in part, when contractually due.

        Aon has unconditionally guaranteed the obligations of certain of its operating subsidiaries with respect to specific noncancelable operating leases. At December 31, 2002, future minimum payments (excluding sublease income) under these leases were approximately $95 million. These amounts are included in lease commitments, which are reflected in note 8 to the consolidated financial statements.

        Aon has provided indemnification under surety bonds issued by third parties of approximately $170 million as of December 31, 2002. These license, performance and other types of surety bonds are issued to permit operating subsidiaries of Aon to conduct business in various jurisdictions and to indemnify third parties for nonperformance by these subsidiaries.

        A bank provides overdraft facilities for certain of Aon's foreign subsidiaries. Aon has guaranteed repayment of this facility in the unlikely event that the foreign subsidiaries are unable to repay. Aon has also issued guarantees and/or other letters of support for various bank lines, and various other credit facilities for certain of its foreign operations (including the Euro credit facility discussed in note 8 to the consolidated financial statements). Aon's maximum potential liability with regard to these exposures was $160 million at December 31, 2002.

        Aon has guaranteed the contractual performance of certain subsidiaries for third-party outsourcing agreements, which extend through 2009. However, in no case can the cumulative amount of these guarantees exceed $50 million.

        Aon has guaranteed the contractual performance of certain subsidiaries for other agreements, which extend no later than June 30, 2003. Aon does not expect to incur any additional expenses or liabilities as a result of these guarantees. The notional amounts involved are $130 million.

        Aon has guaranteed the obligations of one of its major Netherlands' subsidiaries through 2007. Management believes there is sufficient operating cash flow, liquidity and equity at this subsidiary to cover current obligations and future obligations as they come due.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

SCHEDULE II

Aon CORPORATION and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2002, 2001, and 2000

		Additions
Description	Balance at beginning of year	Charged to cost and expenses	Charged/(credited) to other accounts	Deductions(1)	Balance at end of year
	(millions)
Year ended December 31, 2002
Allowance for doubtful accounts(2) (deducted from insurance brokerage and consulting receivables)	$93	$23	$2	$(39)	$79
Allowance for doubtful accounts (deducted from premiums and other)	94	7	—	(3)	98
Year ended December 31, 2001
Allowance for doubtful accounts(2) (deducted from insurance brokerage and consulting receivables)	$88	$30	$(2)	$(23)	$93
Allowance for doubtful accounts (deducted from premiums and other)	4	90	—	—	94
Year ended December 31, 2000
Allowance for doubtful accounts(2) (deducted from insurance brokerage and consulting receivables)	$88	$19	$(2)	$(17)	$88
Allowance for doubtful accounts (deducted from premiums and other)	6	—	—	(2)	4

(1)
Amounts deemed to be uncollectible.

(2)
Amounts shown in additions charged/(credited) to other accounts primarily represent reserves related to acquired business and foreign exchange.

SCHEDULE II.1

Aon Corporation and Subsidiaries
CONSOLIDATED SUMMARY OF INVESTMENTS—
OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2002

	Amortized Cost or Cost		Fair Value	Amount Shown in Statement of Financial Position
	(millions)
Fixed maturities—available for sale:
U.S. government and agencies	$378		$385	$385
States and political subdivisions	4		5	5
Debt securities of foreign governments not classified as loans	564		573	573
Corporate securities	1,082		1,064	1,064
Public utilities	58		56	56
Mortgage-backed securities	7		6	6

Total fixed maturities	2,093		2,089	2,089

Equity securities—available for sale:
Common stocks:
Banks, trusts and insurance companies	3		3	3
Industrial, miscellaneous and all other	37		42	42
Non-redeemable preferred stocks	19		17	17

Total equity securities	59		62	62

Mortgage loans on real estate	2	*		2	*
Policy loans	50	*		50	*
Other long-term investments	548	*		548	*
Short-term investments	3,836			3,836

TOTAL INVESTMENTS	$6,588			$6,587

*
These investment categories are combined and are shown as other investments in the Statement of Financial Position.

SCHEDULE II.2

Aon Corporation and Subsidiaries

REINSURANCE

	Year Ended December 31, 2002
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(millions)
Life insurance in force	$19,401	$20,803	$8,735	$7,333	119%

Premiums
Life Insurance	$257	$133	$48	$172	28%
A&H Insurance	1,574	377	259	1,456	18%
Specialty Property & Casualty, including Warranty	1,226	680	186	732	25%

Total premiums	$3,057	$1,190	$493	$2,360	21%

	Year Ended December 31, 2001
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(millions)
Life insurance in force	$20,265	$13,660	$11,189	$17,794	63%

Premiums
Life Insurance	$198	$110	$76	$164	46%
A&H Insurance	1,293	329	222	1,186	19%
Specialty Property & Casualty, including Warranty	1,061	482	93	672	14%

Total premiums	$2,552	$921	$391	$2,022	19%

	Year Ended December 31, 2000
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
	(millions)
Life insurance in force	$18,803	$9,442	$9,367	$18,728	50%

Premiums
Life Insurance	$198	$156	$102	$144	71%
A&H Insurance	1,209	309	189	1,089	17%
Specialty Property & Casualty, including Warranty	965	380	88	673	13%

Total premiums	$2,372	$845	$379	$1,906	20%

SCHEDULE II.3

Aon Corporation and Subsidiaries

SUPPLEMENTARY INSURANCE INFORMATION

	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums and other policyholders' funds	Premium revenue	Net investment income(1)	Commissions, fees and other	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs(2)	Other operating expenses(2)	Premiums written(3)
	(millions)
Year ended December 31, 2002
Insurance brokerage and other services	$—	$—	$—	$—	$113	$5,150	$—	$31	$4,469	$—
Consulting	—	—	—	—	2	1,052	—	—	934	—
Insurance underwriting	882	2,561	2,749	2,360	158	8	1,375	275	724	2,511
Corporate and other	—	—	—	—	(21)	—	—	—	221	—

Total	$882	$2,561	$2,749	$2,360	$252	$6,210	$1,375	$306	$6,348	$2,511

Year ended December 31, 2001
Insurance brokerage and other services	$—	$—	$—	$—	$156	$4,503	$—	$38	$4,097	$—
Consulting	—	—	—	—	5	933	—	—	812	—
Insurance underwriting	704	1,963	3,027	2,022	223	5	1,111	231	758	1,966
Corporate and other	—	—	—	—	(171)	—	—	—	320	—

Total	$704	$1,963	$3,027	$2,022	$213	$5,441	$1,111	$269	$5,987	$1,966

Year ended December 31, 2000
Insurance brokerage and other services	$—	$—	$—	$—	$186	$4,181	$—	$40	$3,637	$—
Consulting	—	—	—	—	6	764	—	—	664	—
Insurance underwriting	656	1,855	3,122	1,906	245	16	1,037	218	612	1,887
Corporate and other	—	—	—	—	71	—	—	—	313	—

Total	$656	$1,855	$3,122	$1,906	$508	$4,961	$1,037	$258	$5,226	$1,887

(1)
The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances. Results include income (loss) on disposals of investments and other than temporary impairments.

(2)
Certain amounts in prior years' amortization of deferred policy acquisition costs and other operating expenses have been reclassified to conform to the 2002 presentation.

(3)
Net of reinsurance ceded.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Registrant hereby incorporates by reference the information under the heading "Election of Directors" of the Registrant's Proxy Statement for the Annual Meeting of Stockholders on May 16, 2003 ("Proxy Statement") and 2002 Report of Financial and General Information. Information concerning additional executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. The Registrant also hereby incorporates by reference the information under the heading "Compensation of the Board of Directors" of the Proxy Statement.

Item 11. Executive Compensation.

        The Registrant hereby incorporates by reference the information under the headings "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 2002 Fiscal Year" and "Pension Plan Table" of the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Our shareholders approved the Aon Stock Incentive Plan in 2001. This plan is designed to further align our directors', management's and key employees' interests with the company's long-term performance and the long-term interests of our shareholders.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2002.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	34,767,035	$32.45	(2)	27,615,210
Equity compensation plans not approved by security holders(3,5,6)	1,762,505	£23.10	(4)	—
Total	36,529,540			27,615,210

(1)
Aon Stock Incentive Plan
The total number of shares of stock authorized for issuance in connection with awards under the Aon Stock Incentive Plan and any pre-existing plans is 18% of total outstanding common shares; securities remaining available for future issuance includes other equity plans.

(2)
Indicates weighted average exercise price of 24,478,100 outstanding options under the Aon Stock Incentive Plan.

(3)
Aon UK Sharesave Scheme
The Aon UK Sharesave Scheme (the "UK Scheme") is available solely to employees in the United Kingdom. Under the UK Scheme, employees authorize Aon to deduct a specified amount from compensation each pay period for deposit into a savings account for a three-year term. If a participant's deductions continue through the last day of the term, the participant is credited with a tax-free cash bonus equal to 2.75 times the monthly payroll deduction. Participants may cease participation in the UK Scheme at any time. Participants are also granted options at the beginning of each savings period and may direct Aon to purchase or issue shares of Aon common stock at a price equal to 85% of the market value at the beginning of the period, utilizing the accumulated amounts in their account. Options may be exercised generally within six months after the last day of the term, or after death, injury, disability, redundancy or retirement. If a participant ceases to be employed by Aon for other reason, or declines to purchase Aon common stock during any of the available purchase periods, the participant's right to purchase shares of Aon common stock or accumulate additional payroll deductions lapses. The UK Scheme was approved by the Board of Directors in 1999. No specific authorization of shares of Aon common stock for the UK Scheme has been made.

(4)
As of December 31, 2002, 36 individuals held options granted under the UK Scheme for a total of 6,360 shares of Aon common stock at an option price of £23.10.

(5)
Aon Supplemental Savings Plan
The Aon Supplemental Savings Plan (the "ASSP") was adopted by the board of directors in 1998. It is a nonqualified supplemental retirement plan that provides benefits to participants in the Aon Savings Plan whose employer matching contributions are limited because of IRS-imposed restrictions. Under the ASSP, participants are credited with the additional matching contributions they would have received under the Aon Savings Plan—100% of the first 1% to 3% of compensation (the First Tier Match) and 75% of the next 4% to 6% of compensation (the Second Tier Match)—had compensation up to $500,000 been considered. Participants in the ASSP may elect to have Tier I allocations credited to their accounts as if invested in a money market account or as if invested in Aon common stock. Tier II allocations are maintained in an Aon common stock account unless the participant is age 55 or more. If so, the participant may elect to direct his or her allocation to the money market account. Amounts maintained in the Aon common stock account may not be moved to the money market account, regardless of the participant's age. Before the beginning of each plan year, an election may be made by any participant to transfer some or all of a participant's money market account to the Aon common stock account. All amounts credited to the Aon common stock account are credited with dividends.

  Payments from the Aon common stock account are made only in shares of Aon common stock. Payments from the money market account are made in cash. Payments may be made in single sum or ten annual installments.

  No specific authorization of shares of Aon common stock for the plan has been made.

(6)
Aon Supplemental Employee Stock Ownership Plan
The Aon Supplemental Employee Stock Ownership Plan was a plan established in 1989 as a nonqualified supplemental retirement plan that provided benefits to participants in the Aon Employee Stock Ownership Plan whose employer contributions were limited because of IRS-imposed restrictions. As of 1998, no additional amounts have been credited to participant accounts, although account balances are maintained for participants, and credited with dividends, until distribution is required under the plan. Distributions are made solely in Aon common stock.

        No specific authorization of shares of Aon common stock for the plan has been made.

        The Registrant hereby incorporates by reference the share ownership data contained under the headings "Voting Securities and Principal Holders Thereof" and "Ownership of Common Shares" of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

        The Registrant hereby incorporates by reference the information under the heading "Certain Relationships and Related Transactions" of the Proxy Statement.

Item 14. Controls and Procedures.

        The Registrant has established disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to the officers who certify the Registrant's financial reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of the Registrant have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

        There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) and (2).    The following documents have been included in Part II, Item 8.

Report of Ernst & Young LLP, Independent Auditors
Report by Management
Consolidated Statements of Financial Position—As of December 31, 2002 and 2001
Consolidated Statements of Income—Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows—Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements
Quarterly Financial Data

        Financial statement schedules of the Registrant and consolidated subsidiaries filed herewith:

Consolidated Financial Statement Schedules—

Schedule
Condensed Financial Information of Registrant	I
Valuation and Qualifying Accounts	II

        All other schedules for the Registrant and consolidated subsidiaries have been omitted because the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the respective financial statements or notes thereto.

        The following supplementary schedules have been provided for the Registrant and consolidated subsidiaries as they relate to the insurance underwriting operations:

Schedule
Summary of Investments Other than Investments in Related Parties	II.1
Reinsurance	II.2
Supplementary Insurance Information	II.3

(a)(3).    List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

3(a)*	Second Restated Certificate of Incorporation of the Registrant—incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").
3(b)*
Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation—incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 Form 10-Q").
3(c)*	Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation—incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated May 9, 2000.
3(d)*	Amended Bylaws of the Registrant—incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated September 20, 2002.

4(a)*
Indenture dated as of September 15, 1992 between the Registrant and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee—incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 23, 1992.
4(b)*
Resolutions establishing the terms of 6.70% Notes due 2003 and 6.30% Notes due 2004—incorporated by reference to Exhibits 4(c) and 4(d) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K").
4(c)*
Resolutions establishing the terms of the 6.90% Notes due 2004—incorporated by reference to Exhibit 4(e) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").
4(d)*	Resolutions establishing the terms of the 8.65% Notes due 2005—incorporated by reference to Exhibit 4(f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
4(e)*
Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as Trustee—incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-21237) (the "Capital Securities Registration") filed on March 27, 1997.
4(f)*
Indenture dated as of December 13, 2001, between the Registrant and The Bank of New York, as Trustee, for the Floating Rate Notes due 2003 and 6.2% Notes due 2007—incorporated by reference to Exhibits 4(g) and 4(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").
4(g)*
Indenture dated as of December 31, 2001 between Private Equity Partnership Structures I, LLC, as issuer, and The Bank of New York, as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent—incorporated by reference to Exhibit 4(i) to the 2001 Form 10-K.
4(h)*	First Supplemental Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as Trustee—incorporated by reference to Exhibit 4.2 to the Capital Securities Registration.
4(i)*	Certificate of Trust of Aon Capital A—incorporated by reference to Exhibit 4.3 to the Capital Securities Registration.
4(j)*
Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities—incorporated by reference to Exhibit 4.5 to the Capital Securities Registration.
4(k)*
Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and The Bank of New York, as Guarantee Trustee—incorporated by reference to Exhibit 4.8 to the Capital Securities Registration.
4(l)*
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.10 to the Capital Securities Registration.

4(m)*
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.11 to the Capital Securities Registration.
4(n)*
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.12 to the Capital Securities Registration.
4(o)*	Certificate of Designation for the Registrant's Series C Cumulative Preferred Stock—incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 9, 1994.
4(p)*
Registration Rights Agreement dated as of November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc.—incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
4(q)*
Registration rights agreement dated as of July 15, 1982 by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick G. Ryan and Andrew J. McKenna)—incorporated by reference to Exhibit (f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982.
4(r)*
Indenture dated as of November 7, 2002 between the Registrant and The Bank of New York, as Trustee (including form of note)—incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Third Quarter 2002 Form 10-Q").
4(s)*	Registration Rights Agreement dated as of November 7, 2002 between the Registrant and Morgan Stanley & Co. Incorporated—incorporated by reference to Exhibit 4(b) to the Third Quarter 2002 Form 10-Q.
4(t)*
Indenture dated as of December 16, 2002 between the Registrant and The Bank of New York, as Trustee (including form of note)—incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-4 (File No. 333-103704) filed on March 10, 2003 (the "2003 Form S-4").
4(u)*
Registration Rights Agreement dated as of December 16, 2002 between the Registrant and Salomon Smith Barney Inc., Credit Suisse First Boston Corporation, BNY Capital Markets, Inc. and Wachovia Securities, Inc.—incorporated by reference to Exhibit 4(b) to the 2003 Form S-4.
Material contracts:
10(a)*#
Aon Corporation Outside Director Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of the Registrant or Registrant's affiliates—incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
10(b)*#
Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin—incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.
10(c)*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan—incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.

10(d)*#
Aon Stock Award Plan (as amended and restated through February 2000)—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "Second Quarter 2000 Form 10-Q").
10(e)*#
Aon Stock Option Plan (as amended and restated through 1997)—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").
10(f)*#
First Amendment to the Aon Stock Option Plan (as amended and restated through 1997)—incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q").
10(g)*#	Aon Stock Award Plan (as amended and restated through 1997)—incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.
10(h)*#	First Amendment to the Aon Stock Award Plan (as amended and restated through 1997)—incorporated by reference to Exhibit 10(b) to the First Quarter 1999 Form 10-Q.
10(i)*#
Aon Corporation 1995 Senior Officer Incentive Compensation Plan—incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").
10(j)*#	Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan—incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(k)*#	1999 Aon Deferred Compensation Plan—incorporated by reference to Exhibit 10(1) to the 1999 Form 10-K.
10(l)*#
Employment Agreement dated June 1, 1993 by and among the Registrant, Aon Risk Services, Inc. and Michael D. O'Halleran, incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
10(m)*#	Aon Severance Plan—incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10(n)*
Asset Purchase Agreement dated as of July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc.—incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
10(o)*
Stock Purchase Agreement dated as of November 11, 1995 by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation—incorporated by reference to Exhibit 10(s) to the 1995 Form 10-K.
10(p)*
Stock Purchase Agreement dated as of December 22, 2995 by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation—incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.
10(q)*
Agreement and Plan of Merger dated as of December 11, 1996 among the Registrant, Subsidiary Corporation, Inc. ("Purchaser"), and Alexander & Alexander Services Inc. ("A&A")—incorporated by reference to Exhibit (c)(1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed on December 16, 1996 (the "Schedule 14D-1").
10(r)*
First Amendment to Agreement and Plan of Merger, dated as of January 7, 1997, among the Registrant, Purchaser and A&A—incorporated by reference to Exhibit (c)(3) to Amendment No. 2 to the Schedule 14D-1 filed on January 9, 1997.

10(s)*
Agreement and Plan of Merger dated as of July 16, 2001 among the Registrant, Ryan Holding Corporation of Illinois, Ryan Enterprises Corporation of Illinois, Holdco #1, Inc., Holdco #2, Inc., Patrick G. Ryan, Shirley W. Ryan and the stockholders of Ryan Holding Corporation of Illinois and of Ryan Enterprises Corporation of Illinois set forth on the signature pages thereto—incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "Second Quarter 2001 Form 10-Q").
10(t)*
Stock Restriction Agreement dated as of July 16, 2001 among the Registrant, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000—incorporated by reference to Exhibit 10.2 to the Second Quarter 2001 Form 10-Q.
10(u)*
Escrow Agreement dated as of July 16, 2001 among the Registrant, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M. W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as Escrow Agent—incorporated by reference to Exhibit 10.3 to the Second Quarter 2001 Form 10-Q.
10(v)*
Three Year Credit Agreement dated as of February 8, 2002 among the Registrant, the Lenders named therein, Bank One, NA, as Agent, and Citibank N.A., ABN AMRO Bank N.V. and First Union National Bank, as Syndication Agents—incorporated by reference to Exhibit 10(x) to the Third Quarter 2002 Form 10-Q.
10(w)*
364-Day Credit Agreement dated as of February 8, 2002 among Aon Corporation, the Lenders named therein, Bank One, NA, as Agent and Citibank N.A., ABN AMRO Bank N.V. and First Union National Bank, as Syndication Agents—incorporated by reference to Exhibit 10(y) to the Third Quarter 2002 Form 10-Q.
10(x)*
Credit Agreement dated as of September 24, 2001 among the Registrant, as Guarantor, Aon Finance Limited, Aon France S.A., Aon Group Nederland B.V., Aon Holdings, B.V. and Aon Jauch & Hübener Holdings GmbH, as Borrowers, the Lenders named therein, Citibank International plc, as Agent, and Salomon Brothers International Limited as Arranger—incorporated by reference to Exhibit 10(z) to the Third Quarter 2002 Form 10-Q.
10(y)#	Employment Agreement dated January 1, 2003 between the Registrant and David P. Bolger.
10(z)	364-Day Credit Agreement dated as of February 7, 2003 among Aon Corporation, the Lenders named therein, Bank One, NA, as Agent and ABN AMRO Bank N.V. and Citibank, N.A., as Syndication Agents.
10(aa)	Amendment No. 2 to Three Year Credit Agreement dated February 7, 2003 among the Registrant, the Lenders named therein and Bank One, NA, as Agent.
12(a)	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
12(b)	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP
(99)	Annual Report on Form 11-K for the Aon Savings Plan for the year ended December 31, 2002—to be filed by amendment as provided in Rule 15d-21(b).
(99.1)	Certification of CEO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
(99.2)	Certification of CFO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

*
Document has heretofore been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

#
Indicates a management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K.

        During the quarter ended December 31, 2002, the Registrant filed five Current Reports on Form 8-K and two additional Current Reports on Form 8-K thereafter.

  (i)
  On October 4, 2002, the Registrant filed a Current Report on Form 8-K dated September 20, 2002 announcing an amendment to its By-laws. The following exhibit was included in the report: Exhibit 3.2—By-laws.

  (ii)
  On October 31, 2002, the Registrant filed a Current Report on Form 8-K dated October 31, 2002 announcing its results of operations for the quarter and nine months ended September 30, 2002 and other matters. The following exhibit was included in the report: Exhibit 99—Press release issued on October 31, 2002.

  (iii)
  On November 4, 2002, the Registrant filed a Current Report on Form 8-K dated November 4, 2002 announcing its intention to offer convertible debt in a private placement. The following exhibit was included in the report: Exhibit 99—Press Release issued on November 4, 2002.

  (iv)
  On November 7, 2002, the Registrant filed a Current Report on Form 8-K dated November 7, 2002 announcing the completion of its common stock offering and separate private offering of convertible debentures. The following exhibit was included in the report: Exhibit 99—Press Release issued November 7, 2002.

  (v)
  On December 11, 2002, the Registrant filed a Current Report on Form 8-K dated December 11, 2002 announcing the pricing of $225 million in aggregate principal amount of its 7.375% senior notes due 2012 in a private offering to qualified institutional buyers. The following exhibit was included in the report: Exhibit 99—Press Release issued December 11, 2002.

  (vi)
  On January 9, 2003, the Registrant filed a Current Report on Form 8-K dated January 9, 2003 announcing that David P. Bolger has joined the Company as Executive Vice President—Finance and Administration. The following exhibit was included in the report: Exhibit 99—Press Release issued January 9, 2003.

  (vii)
  On February 20, 2003, the Registrant filed a Current Report on Form 8-K dated February 12, 2003 announcing its results of operations for the quarter and twelve months ended December 31, 2002 and other matters. The following exhibit was included in the report: Exhibit 99—Portions of Press Release issued February 12, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aon Corporation
By:	/s/ PATRICK G. RYAN Patrick G. Ryan, Chairman and Chief Executive Officer

Date: March 21, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK G. RYAN Patrick G. Ryan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2003
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	March 21, 2003
/s/ LESTER B. KNIGHT Lester B. Knight	Director	March 21, 2003
/s/ PERRY J. LEWIS Perry J. Lewis	Director	March 21, 2003
/s/ R. EDEN MARTIN R. Eden Martin	Director	March 21, 2003
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 21, 2003
/s/ ROBERT S. MORRISON Robert S. Morrison	Director	March 21, 2003

/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	March 21, 2003
/s/ MICHAEL D. O'HALLERAN Michael D. O'Halleran	Director	March 21, 2003
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	March 21, 2003
/s/ PATRICK G. RYAN, JR. Patrick G. Ryan, Jr.	Director	March 21, 2003
/s/ GEORGE A. SCHAEFER George A. Schaefer	Director	March 21, 2003
/s/ RAYMOND I. SKILLING Raymond I. Skilling	Director	March 21, 2003
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	March 21, 2003
/s/ HARVEY N. MEDVIN Harvey N. Medvin	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2003

CERTIFICATIONS

I, Patrick G. Ryan, the Chief Executive Officer of Aon Corporation, certify that:

        1.    I have reviewed this annual report on Form 10-K of Aon Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ PATRICK G. RYAN Patrick G. Ryan Chief Executive Officer

CERTIFICATIONS

I, Harvey N. Medvin, the Chief Financial Officer of Aon Corporation, certify that:

        1.    I have reviewed this annual report on Form 10-K of Aon Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

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

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	/s/ HARVEY N. MEDVIN Harvey N. Medvin Chief Financial Officer

QuickLinks

Documents From Which Information is Incorporated By Reference
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Report of Ernst & Young LLP, Independent Auditors
Consolidated Statements of Income
Consolidated Statements of Financial Position
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
Aon Corporation (Parent Company) CONDENSED STATEMENTS OF FINANCIAL POSITION
Aon Corporation (Parent Company) CONDENSED STATEMENTS OF INCOME
Aon Corporation (Parent Company) CONDENSED STATEMENTS OF CASH FLOWS
Aon Corporation (Parent Company) NOTES TO CONDENSED FINANCIAL STATEMENTS
  SCHEDULE II
Aon CORPORATION and Subsidiaries VALUATION AND QUALIFYING ACCOUNTS Years Ended December 31, 2002, 2001, and 2000
  SCHEDULE II.1
Aon Corporation and Subsidiaries CONSOLIDATED SUMMARY OF INVESTMENTS— OTHER THAN INVESTMENTS IN RELATED PARTIES AS OF DECEMBER 31, 2002
  SCHEDULE II.2
Aon Corporation and Subsidiaries REINSURANCE
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS