Form 10-Q
period 2003-03-31
AON CORP
filed 2003-05-15
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
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
(312) 381-1000 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒        No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒        No ☐

        Number of shares of common stock outstanding:

Class	No. Outstanding as of 3-31-03
$1.00 par value Common	312,176,977

PART 1

FINANCIAL INFORMATION

Aon CORPORATION
Condensed Consolidated Statements of Financial Position

(millions)	As of
		Dec. 31, 2002
	March 31, 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$2,073	$2,089
Equity securities at fair value	64	62
Short-term investments	4,412	3,836
Other investments	629	600

Total investments	7,178	6,587
Cash	432	506
Receivables
Risk and insurance brokerage services and consulting	8,945	8,430
Other receivables	1,309	1,213

Total receivables	10,254	9,643
Deferred Policy Acquisition Costs	901	882
Goodwill (net of accumulated amortization: 2003—$726, 2002—$723)	4,152	4,099
Other Intangible Assets (net of accumulated amortization: 2003—$253, 2002—$238)	212	225
Property and Equipment, Net	855	865
Other Assets	2,563	2,527

TOTAL ASSETS	$26,547	$25,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance Premiums Payable	$11,003	$9,904
Policy Liabilities
Future policy benefits	1,325	1,310
Policy and contract claims	1,320	1,251
Unearned and advance premiums and contract fees	2,705	2,610
Other policyholder funds	103	139

Total Policy Liabilities	5,453	5,310
General Liabilities
General expenses	1,929	2,012
Short-term borrowings	127	117
Notes payable	1,523	1,671
Other liabilities	1,690	1,673

TOTAL LIABILITIES	21,725	20,687
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Company-Obligated Manditorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Junior Subordinated Debentures	702	702
Stockholders' Equity
Common stock—$1 par value	335	333
Paid-in additional capital	2,266	2,228
Accumulated other comprehensive loss	(918)	(954)
Retained earnings	3,357	3,251
Less—Treasury stock at cost	(799)	(794)
Deferred compensation	(171)	(169)

TOTAL STOCKHOLDERS' EQUITY	4,070	3,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,547	$25,334

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(millions except per share data)	March 31, 2003	March 31, 2002
Revenue
Brokerage commissions and fees	$1,676	$1,444
Premiums and other	632	535
Investment income	80	109

Total revenue	2,388	2,088

Expenses
General expenses	1,709	1,463
Benefits to policyholders	345	314
Interest expense	28	29
Amortization of intangible assets	13	11
Unusual charges—World Trade Center	37	—

Total expenses	2,132	1,817

Income Before Income Tax and Minority Interest	256	271
Provision for income tax	95	101

Income Before Minority Interest	161	170
Minority interest—8.205% trust preferred capital securities	(9)	(10)

Net Income	$152	$160

Preferred stock dividends	(1)	(1)

Net Income Available for Common Stockholders	$151	$159

Basic Net Income Per Share	$0.48	$0.58

Dilutive Net Income Per Share	$0.48	$0.57

Cash dividends per share paid on common stock	$0.15	$0.225

Dilutive average common and common equivalent shares outstanding	315.2	276.6

See the accompanying notes to the condensed consolidated financial statements.

Aon CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	First Quarter Ended
(millions)	March 31, 2003	March 31, 2002
Cash Flows from Operating Activities:
Net income	$152	$160
Adjustments to reconcile net income to cash provided by operating activities
Insurance operating assets and liabilities, net of reinsurance	14	(22)
Amortization of intangible assets	13	11
Depreciation and amortization of property, equipment and software	55	47
Income taxes	24	38
Special and unusual charges and purchase accounting liabilities	16	(47)
Valuation changes on investments, income on disposals and impairments	(31)	10
Other receivables and liabilities—net	537	(6)

Cash Provided by Operating Activities	780	191

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	21	34
Calls and prepayments	19	33
Sales	256	265
Equity securities	1	65
Other investments	10	14
Purchase of investments
Fixed maturities	(289)	(650)
Equity securities	—	(3)
Other investments	(3)	(9)
Short-term investments—net	(604)	337
Acquisition of subsidiaries	(6)	(35)
Proceeds from sale of operations	30	—
Property and equipment and other—net	(52)	(56)

Cash Used by Investing Activities	(617)	(5)

Cash Flows from Financing Activities:
Treasury and common stock transactions—net	(7)	13
Issuance (payments) of short-term borrowings—net	6	(43)
Issuance of long-term debt	—	96
Repayment of long-term debt	(150)	—
Interest sensitive, annuity and investment-type contracts
Withdrawals	(41)	(59)
Cash dividends to stockholders	(47)	(62)

Cash Used in Financing Activities	(239)	(55)

Effect of Exchange Rate Changes on Cash	2	(1)

Increase (Decrease) in Cash	(74)	130
Cash at Beginning of Period	506	439

Cash at End of Period	$432	$569

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

        Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2002 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change.

        Certain amounts in prior year's condensed consolidated financial statements relating to segments have been reclassified to conform to the 2003 presentation.

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

        The following table illustrates the effect on net income and earnings per share if Aon had applied the fair value recognition provision of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

First quarter ended March 31,	2003	2002
(millions except per share data)
Net income, as reported	$152	$160
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	5	4
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	12	10

Pro forma net income	$145	$154

Net income per share:
Basic
As reported	$0.48	$0.58
Pro forma	0.46	0.56
Dilutive
As reported	$0.48	$0.57
Pro forma	0.46	0.55

        The fair value per share of options and awards granted is estimated as $3.21 and $17.44 in first quarter 2003 and $6.36 and $29.81 in first quarter 2002, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions.

	First Quarter
	2003	2002
Dividend yield	2.25%	2.25%
Expected volatility	21%	21%
Risk-free interest rate	3%	4%
Expected term life beyond vesting date (in years):
Stock options	1.00	.96
Stock awards	—	—

        The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in FASB Statement No. 123 has not been applied to options and awards granted prior to January 1995.

  Endurance Warrants

        In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd., formerly known as Endurance Specialty Insurance Ltd. (Endurance), a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. In conjunction with this common stock investment, Aon received approximately 4 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.

        Through December 31, 2002, these warrants had been carried at fair value, which approximated their original cost. Fair value had been estimated taking into consideration the original cost, subjectivity in determining the value of the underlying shares since Endurance was not yet publicly traded, illiquidity of the underlying shares, recent capital transactions in 2002 between Endurance and its shareholders for the warrants and the general uncertainty regarding the ability of Endurance to access the public markets.

        In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. Aon obtained a third-party independent valuation of these warrants as of March 31, 2003. The independent valuation experts utilized the Black-Scholes option-pricing model to determine that the warrants had a fair value of approximately $45 million pretax.

        The valuation assumptions used in the model were as follows:

•	Maturity (in years)	8.71
•	Spot Price	$21.80
•	Risk Free Interest Rate	4.20%
•	Dividend Yield	0.00%
•	Volatility	23.00%
•	Exercise Price	$17.20

        The spot and exercise prices are reduced by expected future dividends.

        The $45 million (pretax) increase in value was recognized as investment income in the Corporate and Other segment in first quarter 2003. The future value of the warrants may vary considerably from the value at March 31, 2003 due to the inherent volatility of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

2. Accounting and Disclosure Changes

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 was effective January 1, 2003. This statement did not have a material impact on Aon's consolidated financial statements.

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

        FIN 45's disclosure requirements were effective for financial statements ending after December 15, 2002. FIN 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of this Interpretation did not have a material impact on Aon's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 identifies circumstances in which the consolidation decision should be based on voting interests and other circumstances in which the consolidation decision should be based on variable interests. FIN 46's disclosure requirements were effective for financial statements issued after January 31, 2003.

        The provisions of FIN 46 are effective for variable interest entities created after January 31, 2003, and are effective for variable interest entities existing prior to that date beginning July 1, 2003. Aon has not yet determined the effect, if any, this statement will have on the consolidated financial statements.

3. Income Per Share

        Income per share is calculated as follows:

	First Quarter Ended March 31,
(millions except per share data)
	2003	2002
Net income	$152	$160
Redeemable preferred stock dividends	(1)	(1)

Net income for dilutive and basic	$151	$159

Basic shares outstanding	315	274
Common stock equivalents	—	3

Dilutive potential common shares	315	277

Basic net income per share	$0.48	$0.58
Dilutive net income per share	$0.48	$0.57

4. Comprehensive Income

        The components of comprehensive income, net of related tax, for the first quarter ended March 31, 2003 and 2002 are as follows:

(millions)	2003	2002
Net income	$152	$160
Net derivative losses	(6)	(7)
Net unrealized investment gains (losses)	3	(13)
Net foreign exchange gains (losses)	39	(22)

Comprehensive income	$188	$118

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions)	March 31, 2003	December 31, 2002
Net derivative gains	$16	$22
Net unrealized investment gains	3	—
Net foreign exchange losses	(217)	(256)
Net additional minimum pension liability	(720)	(720)

Accumulated other comprehensive loss	$(918)	$(954)

5. Business Segments

        Aon classifies its businesses into three operating segments based on the types of services and/or products delivered. There is also a fourth segment, Corporate and Other. The Risk and Insurance Brokerage Services segment (formerly called Insurance Brokerage and Other Services) consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. The Consulting segment is Aon's human capital consulting organization which utilizes five major practices: employee benefits, compensation, management consulting, communications and outsourcing. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty and select property and casualty insurance products. Corporate and Other segment revenue consists primarily of investment income from equity, fixed maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities, valuation changes in limited partnership investments, and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other expenses include general expenses, including administrative and certain information technology costs, and interest expense. Corporate and Other segment revenue and expenses also include the results of Aon's auto finance operations, as discussed below.

        The business units below have been reclassified among segments as follows:

    •
    Certain administration and marketing services relating to our insurance underwriting operations, previously included in the Risk and Insurance Brokerage Services segment, were reclassified into the Insurance Underwriting segment.

    •
    Auto finance service business, previously included in the Risk and Insurance Brokerage Services segment, were reclassified into the Corporate and Other segment. Aon has decided to wind down the existing service obligation for this business, which is expected to be substantially finished by the end of 2004.

        No changes or restatements have been made to prior period earnings per share or financial statements (income statement, balance sheet, or cash flow statement) as reported under accounting principles generally accepted in the United States as a result of the segment modifications. For the segment disclosures only, three of the segments will have reclassified revenue and pretax income beginning in first quarter 2003.

        The accounting policies of the operating segments are the same as those described in Aon's Annual Report on Form 10-K for the year ended December 31, 2002, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for inter-segment revenue as if the revenue were to third parties, that is, at current market prices.

        Revenues are attributed to geographic areas based on the location of the resources producing the revenues.

        Revenue for Aon's segments follows:

	First quarter ended March 31
(millions)
	2003	2002
Risk and Insurance Brokerage Services	$1,374	$1,157
Consulting	282	233
Insurance Underwriting	709	649
Corporate and Other	35	49
Intersegment revenues	(12)	—

	$2,388	$2,088

        Aon's operating segments' geographic revenue and total income before tax follows:

	Risk and Insurance Brokerage Services				Insurance Underwriting
			Consulting
First Quarter ended March 31: (millions)
	2003	2002	2003	2002	2003	2002(1)
Revenue
United States	$566	$530	$179	$149	$488	$470
United Kingdom	268	223	43	37	114	85
Continent of Europe	348	259	37	27	48	35
Rest of World	192	145	23	20	59	59

Total Revenue	$1,374	$1,157	$282	$233	$709	$649

Income before income taxes	$230	$189	$20	$27	$63	$68

(1)
Includes $5 million of expenses related to the previously planned divestiture of the insurance underwriting businesses.

        Selected information for Aon's Corporate and Other segment follows:

(millions) First quarter ended March 31	2003	2002
Revenue:
Investment income:
Limited partnership investments	$—	$9
Income from marketable equity securities and other investments	53	3
Interest on tax refund	—	48
Net loss on disposals and related expenses (1)	(22)	(15)

Investment income	31	45
Auto finance service revenue	4	4

Total revenue	35	49

Expenses:
General expenses (2)	27	33
Interest expense	28	29
Unusual charges—World Trade Center	37	—

Total expenses	92	62

Loss before income tax	$(57)	$(13)

(1)
Includes impairment write-downs of $28 million and $8 million for the first quarters ended March 31, 2003 and 2002, respectively.
(2)
Includes $11 million and $10 million of costs for the first quarters ended March 31, 2003 and 2002, respectively, related to the auto finance service business.

6. Goodwill and Other Intangible Assets

        In accordance with FASB Statement No. 142, Aon's goodwill is no longer amortized. The costs of other intangible assets are amortized over the lives of the assets, which range from one to ten years. Goodwill and other intangible assets are allocated to various reporting units, either at the operating segment level or one reporting level below the operating segment. Statement No. 142 requires Aon to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss would be recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value. Fair value is estimated based on various valuation metrics.

        The changes in the carrying amount of goodwill for the quarter ended March 31, 2003 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2002	$3,487	$372	$240	$4,099
Goodwill acquired during quarter	9	—	—	9
Foreign currency revaluation	41	2	1	44

Balance as of March 31, 2003	$3,537	$374	$241	$4,152

        Amortizable intangible assets by asset class follow:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of March 31, 2003
Gross carrying amount	$225	$72	$168	$465
Accumulated amortization	153	28	72	253

Net carrying amount	$72	$44	$96	$212

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of December 31, 2002
Gross carrying amount	$225	$76	$162	$463
Accumulated amortization	148	24	66	238

Net carrying amount	$77	$52	$96	$225

        Amortization expense for amortizable intangible assets for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is estimated to be $58 million, $47 million, $41 million, $32 million and $13 million, respectively.

7. Business Combinations

        For the first quarter 2003, Aon made payments of $2 million on restructuring charges and purchase accounting liabilities relating to business combinations.

        In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions. Together, these costs were primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million, and asset impairments of $37 million. All termination benefits have been paid. The remaining liability of $49 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

        The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2001	$58
Cash payments in 2002	(11)
Cash payments in 2003	(2)
Foreign currency revaluation	4

Balance at March 31, 2003	$49

        All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the condensed consolidated statements of financial position.

8. Business Transformation Plan

        In fourth quarter 2000, after final approval by its Board of Directors, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign and accelerate growth. In connection with the overall plan and strategic initiatives, Aon recorded total net expenses of $294 million in 2002, 2001 and 2000 that were reflected in general expenses in the condensed consolidated statements of income.

        Most of the terminations have occurred and are related to the Risk and Insurance Brokerage Services segment in the U.S. and the U.K.

        For the first quarter 2003, Aon made payments of $4 million related to the business transformation plan.

        The following table sets forth the activity related to the liability for termination benefits and other costs to exit an activity:

(millions)	Termination Benefits	Other Costs to Exit an Activity	Total
Expense charged in 2000	$54	$6	$60
Cash payments in 2000	(13)	(3)	(16)
Expense charged in 2001	109	21	130
Cash payments in 2001	(73)	(20)	(93)
Credit to expense in 2002	(6)	—	(6)
Cash payments in 2002	(46)	(3)	(49)
Cash payments in 2003	(4)	—	(4)
Foreign currency revaluation	3	—	3

Balance at March 31, 2003	$24	$1	$25

        All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position. Remaining termination benefits of $15 million and $6 million are expected to be paid in 2003 and 2004, respectively, with the remainder payable thereafter.

9. Capital Stock

        During first quarter 2003, Aon issued 1,488,000 shares of common stock for employee benefit plans, and 623,000 shares in connection with current year acquisitions and commitments from previous acquisitions. Aon purchased 98,000 shares of its common stock at a total cost of $5 million during first quarter 2003, resulting from the settlement of a contingent payment related to a prior acquisition. There were 22.8 million shares of common stock held in treasury at March 31, 2003, of which all but 421,000 shares are restricted as to their reissuance.

10. Capital Securities

        In 1997, Aon Capital A, a subsidiary trust of Aon, issued $800 million of 8.205% mandatorily redeemable preferred capital securities (capital securities). During 2002, approximately $98 million of the capital securities were repurchased on the open market for $87 million excluding accrued interest. The sole asset of Aon Capital A is $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.

11. Alexander & Alexander Services Inc. (A&A) Discontinued Operations

        Prior to its acquisition by Aon, A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. In 2002, Aon settled certain of these liabilities. The settlements had no material effect on the condensed consolidated financial statements.

        As of March 31, 2003, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. Such liabilities amounted to $46 million, net of reinsurance recoverables and other assets of $89 million.

12. Contingencies

        Aon and its subsidiaries are subject to numerous claims, tax assessments and lawsuits that arise in the ordinary course of business. The damages that may be claimed are substantial, including, in many instances, claims for punitive or extraordinary damages. Accruals for these items have been provided to the extent that losses are deemed probable and are reasonably estimable.

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

        On August 30, 2002, two of the three carriers referred to above filed a complaint in the United States District Court for the District of Connecticut against the Aon brokerage subsidiary. The two carriers are currently involved in an arbitration proceeding with Allianz, related to the original litigation, in which Allianz seeks the recission of the reinsurance placements. These carriers also seek to recover from the Aon brokerage subsidiary any damages, costs and expenses, including legal fees, suffered by such carriers as a result of an adverse arbitration award. Aon believes that the Aon subsidiary has meritorious defenses and the Aon subsidiary intends to vigorously defend this claim. On January 8, 2003, the two carriers dismissed their lawsuit without prejudice, meaning it could be refiled at a later time.The remaining Unicover issues are complex, and therefore, the timing and amount of resolution cannot be determined at this time. In early October 2002, there was reportedly an award made by arbitrators in an arbitration held in New York among Unicover Managers, Inc., Unicover pool members and the three carriers referred to above. Aon has not received a copy of the arbitration award and therefore cannot make an informed statement as to its content.

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

        One of Aon's insurance subsidiaries is a defendant in more than twenty lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. In the second quarter 2002, Aon negotiated a compromise of several of the lawsuits and approximately 2,000 of the claims. In the third quarter of 2002, the settlement of approximately 1,000 of these claims was concluded. The remainder of the settlements is of uncertain status. Aon's insurance subsidiary has filed a lawsuit against the claimaints' attorney asserting that the settlements were not appropriately completed. If these settlements are concluded, there will still be at least 2,700 threatened claims outstanding. Each of the remaining lawsuits and any threatened claim is being investigated and vigorously defended.

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

        There have been nine other putative class action lawsuits filed against Aon and certain of its officers and directors in the United States District Court for the Northern District of Illinois and each is substantially similar to the lawsuit described in the immediately preceding paragraph. All of these actions have been consolidated with the Taubenfeld action and a lead plaintiff has been appointed by the court. Aon intends to defend each of these actions vigorously.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        This Management's Discussion and Analysis is divided into five sections. In the first section, "Key Recent Events," we describe items that significantly affected our results of operations and our financial condition during the periods covered by the financial statements included in this report. We then proceed with the sections providing quarter-to-quarter comparisons of our results on a consolidated basis and on a segment basis. These sections are designated by the captions "Review of Consolidated Results" and "Review by Segment," respectively. The section entitled "Financial Condition and Liquidity" covers several items including disclosures related to the statement of financial position, cash flows and information on special purpose entities. The final section, "Information Concerning Forward-looking Statements," addresses issues and factors that may influence future results.

        Beginning with 2003 reporting, we have renamed our Insurance Brokerage and Other Services segment. This segment will now be called Risk and Insurance Brokerage Services. We believe that this new name more accurately represents the business operations contained within this segment, given the reclassification of certain businesses out of the segment.

        This Management's Discussion and Analysis is organized using the following outline:

    KEY RECENT EVENTS
            Segment Reporting and Cost Reallocation
            Discontinuance of Certain Operations
            World Trade Center
            Endurance Warrants

    REVIEW OF CONSOLIDATED RESULTS
            General
            Consolidated Results for First Quarter 2003 Compared to First Quarter 2002

    REVIEW BY SEGMENT
            General
            Risk and Insurance Brokerage Services
            Consulting
            Insurance Underwriting
            Corporate and Other

    FINANCIAL CONDITION AND LIQUIDITY
            Cash Flows
            Financial Condition
            Short-term Borrowings and Notes Payable
            Stockholders' Equity
            Special Purpose Entities

    INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

  Segment Reporting and Cost Reallocation

        We classify our businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting. A fourth segment, Corporate and Other, when aggregated with the operating segments, and after the elimination of intersegment revenues, totals to the amounts included in our condensed consolidated financial statements. The Risk and Insurance Brokerage

Services segment consists principally of our retail, reinsurance and wholesale brokerage, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. Our Consulting segment is Aon's human capital consulting organization, which utilizes five major practices: employee benefits, compensation, management consulting, outsourcing and communications. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty and select property and casualty insurance products. Corporate and Other revenues consist primarily of investment income from investments, valuation changes in limited partnership investments and income and losses on disposals of all securities.

        Beginning in first quarter 2003, the business units below were reclassified among segments as follows:

    •
    Certain administration and marketing services relating to our insurance underwriting operations, previously included in the Risk and Insurance Brokerage Services segment, were reclassified into the Insurance Underwriting segment.

    •
    Our auto finance service business, previously included in the Risk and Insurance Brokerage Services segment, was reclassified into the Corporate and Other segment. Aon has decided to wind down the existing service obligation for this business, which is expected to be substantially finished by the end of 2004.

        For first quarter 2003, we refined our methodology for allocating certain costs to the segments. This revised cost allocation methodology reduced Consulting and Insurance Underwriting segment pretax income by approximately $4 million and $3 million, respectively, with the $7 million offset reflected in the Risk and Insurance Brokerage Services segment. The revised methodology improves the assignment of costs, which are controlled on a centralized basis, to the operating segments.

        Previously reported segment information has been reclassified to conform to this new presentation. No changes or restatements have been made to prior period earnings per share or financial statements (income statement, balance sheet, or cash flow statement) as reported under accounting principles generally accepted in the United States (GAAP) as a result of the segment modifications.

        In our segment discussion, three of the segments will have reclassified revenue, pretax income and pretax margins.

  Discontinuance of Certain Operations

        In February 2003, we announced that we would be discontinuing our accident and health insurance underwriting operations in Mexico, Argentina and Brazil, as well as our large company group life business. These lines of businesses generated $7 million of revenues and $2 million of losses in the first quarter 2003, compared to $18 million of revenues and breakeven results last year. Total premiums earned in 2002 were approximately $100 million. We will pursue a "back to basics" strategy in the accident and health insurance business, where the focus will be on core products and regions with the best returns on investments.

  World Trade Center

        In order to resume business operations and minimize the loss caused by the World Trade Center disaster, we secured temporary office space in Manhattan. Subsequently, permanent space was leased, and during the first quarter we assigned all of our temporary space to another company. The costs relating to this assignment were $37 million pretax. We will incur additional costs related to this sublease in future quarters, which in aggregate, will not exceed $15 million. We have included these costs as part of the final, overall World Trade Center property insurance claim; however, accounting principles do not allow us to offset this expense in the current quarter with an insurance recoverable.

  Endurance Warrants

        In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd., formerly known as Endurance Specialty Insurance Ltd. (Endurance), a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. In conjunction with this common stock investment, Aon received approximately 4 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.

        Through December 31, 2002, these warrants had been carried at fair value, which approximated their original cost. Fair value had been estimated taking into consideration the original cost, subjectivity in determining the value of the underlying shares since Endurance was not yet publicly traded, illiquidity of the underlying shares, recent capital transactions in 2002 between Endurance and its shareholders for the warrants and the general uncertainty regarding the ability of Endurance to access the public markets.

        In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. Aon obtained a third-party independent valuation of these warrants as of March 31, 2003. The independent valuation experts utilized the Black-Scholes option-pricing model to determine that the warrants had a fair value of approximately $45 million pretax.

        The valuation assumptions used in the model were as follows:

•	Maturity (in years)	8.71
•	Spot Price	$21.80
•	Risk Free Interest Rate	4.20%
•	Dividend Yield	0.00%
•	Volatility	23.00%
•	Exercise Price	$17.20

        The spot and exercise prices are reduced by expected future dividends.

        The $45 million (pretax) increase in value was recognized as investment income in the Corporate and Other segment in first quarter 2003. The future value of the warrants may vary considerably from the value at March 31, 2003 due to the inherent volatility of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

REVIEW OF CONSOLIDATED RESULTS

General

        When we refer to organic revenue growth in the discussion of operating results, we exclude the impact of foreign exchange. In addition, we also exclude the impact of acquisitions, dispositions, transfers, investment income, and unusual items. Written premiums and fees are the basis for organic revenue growth within the Insurance Underwriting segment, but our reported revenues reflect earned premiums. Management utilizes organic revenue growth as an important indicator when assessing and managing performance of its segments and sub-segments.

        When we refer to income before income tax, we exclude minority interest related to the 8.205% mandatorily redeemable preferred capital securities (capital securities) (see note 10 to the condensed consolidated financial statements).

        The following table and commentary provide selected consolidated financial information.

	First Quarter Ended March 31
(millions)			Percent Change	Currency Impact	All Other(1)	Organic Growth
	2003	2002
Revenue:
Brokerage commissions and fees	$1,676	$1,444	16%	—	—	—
Premiums and other	632	535	18	—	—	—
Investment income	80	109	(27)	—	—	—

Total consolidated revenue	2,388	2,088	14	(5)%	3%	12%

Expenses
General expenses	1,709	1,463	17
Benefits to policyholders	345	314	10
Interest expense	28	29	(3)
Amortization of intangible assets	13	11	18
Unusual charges—World Trade Center	37	—	—

Total expenses	2,132	1,817	17

Income before income tax	$256	$271	(6)%

Pretax margin	10.7%	13.0%

(1)
Includes items discussed in our organic growth description, except currency impact.

Consolidated Results for First Quarter 2003 Compared to First Quarter 2002

Revenue

        Total revenues in the quarter rose 14% to $2.4 billion. On a comparable currency basis, revenue climbed 9%. The higher revenue growth is primarily due to:

  •
  an increase in brokerage commissions and fees, reflecting the growth in new business, strong renewal rates of existing products and outsourcing contracts

  •
  an increase of premiums and other which is primarily related to insurance underwriting operations

  •
  overall operating segment organic growth of 12%.

        The revenue growth is reflective of:

  •
  very good results from the reinsurance and international brokerage areas

  •
  America's brokerage improvement through new business development and better retention rates

  •
  Consulting segment revenue growth, driven mostly by new outsourcing business initiated in third quarter 2002, and good improvements in the Continent of Europe and United Kingdom

  •
  select property and casualty insurance business growth

        These factors were partially offset by a decline of $29 million in investment income, primarily in Insurance Underwriting ($14 million) and Corporate and Other ($14 million). The fall-off in Insurance Underwriting was principally due to a decline in interest earned on investments underlying investment-type contracts ($10 million), as that business has been placed in run-off. Investment costs related to these contracts are reflected in Benefits to Policyholders in the Condensed Consolidated Statements of Income. In the Corporate and Other segment, the decrease in investment income reflected impairment write-downs of $28 million in the first quarter 2003 compared with $8 million last year and a $48 million one-time tax related settlement in 2002. First quarter 2003 results reflected a $45 million increase in the value of stock warrants of Endurance and equity income from Endurance of $7 million in first quarter 2003. Overall, investment income continues to suffer from declining average short-term interest rates. The weighted average short-term rate for the first quarter 2003 was 2.26% compared with 2.63% in 2002.

Expenses

        Total expenses increased 17% over the same period last year to $2.1 billion. General expenses increased $246 million or 17% reflecting growth of the businesses, higher pension plan and insurance costs and the impact of exchange rates. Benefits to policyholders rose $31 million or 10% due to a continuing shift in business mix to products with higher benefit payout ratios, new business volume and an increased payout ratio of benefits to policyholders versus net premiums earned. Benefits to policyholders were $11 million lower year-to-year due to a reduction in investment-type contracts. First quarter expenses also included a $37 million pretax charge in connection with an assignment to a third party of temporary premises that were obtained after the destruction of the World Trade Center.

Income Before Income Tax and Minority Interest

        Income before income taxes and minority interest decreased by $15 million to $256 million for the first quarter from $271 million last year. This decline is due primarily to lower margins in the Consulting segment as a result of the new human resource outsourcing business, lower margins in Insurance Underwriting and the expense incurred for assigning temporary premises.

Income Taxes

        The effective tax rate was 37% in both first quarter 2003 and 2002. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Net Income

        Net income for the first quarter 2003 decreased to $152 million ($0.48 per dilutive share) from $160 million ($0.57 per dilutive share) in first quarter 2002. Basic net income per share was $0.48 and $0.58 for first quarter 2003 and 2002, respectively. The impact from the fourth quarter 2002 common stock offering amounted to $0.07 per share in the quarter compared to first quarter 2002. After netting the effect of currency hedges, the positive impact of foreign currency translations was approximately $0.03 per share in first quarter 2003. The comparable impact on first quarter 2002 results was immaterial. Dividends paid for the redeemable preferred stock have been deducted from net income to compute income per share.

REVIEW BY SEGMENT

General

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting (see note 5 to the condensed consolidated financial statements). Aon's operating segments are identified as those that:

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

        Operating segment revenue includes investment income, as well as the impact of related derivatives, generated by operating invested assets of that segment. Investment characteristics mirror liability characteristics of the respective operating segments:

  •
  Our Risk and Insurance Brokerage Services and Consulting businesses invest fiduciary funds and operating funds in short-term obligations.

  •
  In Insurance Underwriting, policyholder claims and other types of non-interest sensitive insurance liabilities are primarily supported by intermediate to long-term fixed-maturity instruments. Investments underlying interest-sensitive capital accumulation insurance liabilities are fixed- or floating-rate fixed-maturity obligations. For this business segment, operating invested assets are equivalent to average net policy liabilities.

  •
  Our insurance subsidiaries also have invested assets that exceed average net policy liabilities, in order to maintain solid claims paying ratings. A majority of these investments are equity related and income from these investments is reflected in Corporate and Other segment revenues.

        The following table and commentary provide selected financial information on the operating segments.

	First Quarter Ended March 31
(millions)
	2003	2002
Operating segment revenue:
Risk and Insurance Brokerage Services(1)	$1,374	$1,157
Consulting(2)	282	233
Insurance Underwriting(3)	709	649

Total operating segments	$2,365	$2,039

Income before income tax:
Risk and Insurance Brokerage Services	$230	$189
Consulting	20	27
Insurance Underwriting	63	68

Total income before income tax—operating segments	$313	$284

Pretax Margins:
Risk and Insurance Brokerage Services	16.7%	16.3%
Consulting	7.1	11.6
Insurance Underwriting	8.9	10.5

Total operating segments	13.2%	13.9%

(1)
Includes investment income of $20 million and $21 million for the first quarters ended March 31, 2003 and 2002, respectively.

(2)
Includes investment income of $1 million for both the first quarters ended March 31, 2003 and 2002.

(3)
Includes investment income of $28 million and $42 million, of which $2 million and $12 million pertain to interest on investment-type contracts, for the first quarters ended March 31, 2003 and 2002, respectively.

Risk and Insurance Brokerage Services

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

        Risk and Insurance Brokerage Services generated approximately 58% of Aon's total operating segment revenues in first quarter 2003. Revenues are generated primarily through:

  •
  commissions and fees paid by insurance and reinsurance companies

  •
  fees paid by clients

  •
  certain other carrier compensation

  •
  interest income on funds held primarily in a fiduciary capacity.

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

        We review our product revenue results using the following sub-segments:

  •
  Risk Management and Insurance Brokerage—Americas encompasses our retail and wholesale brokerage services, affinity products, managing underwriting, placement and captive management services and premium finance services in the United States, Canada, Latin America, the Caribbean and Bermuda.

  •
  Risk Management and Insurance Brokerage—International offers similar products and services to the rest of the world not identified above.

  •
  Reinsurance Brokerage and Related Services offers sophisticated advisory services in program design and claim recoveries that enhances the risk/return characteristics of insurance policy portfolios and improve capital utilization, along with the evaluation of catastrophic loss exposures, worldwide.

  •
  Claim Services offers claims administration and loss cost management services worldwide.

        The Risk and Insurance Brokerage Services segment revenues vary because a large part of our compensation is tied to the premiums paid by our clients to insurers, and both premium rate levels in the property and casualty insurance markets and available insurance capacity fluctuate.

Revenue

        First quarter 2003 Risk and Insurance Brokerage Services revenue was $1.4 billion, up 19% on a reported basis. Excluding the effect of foreign exchange rates, revenue rose 12% over last year. Operating revenue, on an organic basis, grew approximately 12% in this segment in a very competitive environment.

        Investment income for this segment decreased $1 million in the first quarter as short-term interest rates declined from the same period last year.

        This chart details Risk and Insurance Brokerage Services revenue by product sub-segment.

	First Quarter Ended March 31
(millions)			Percent Change	Currency Impact	All Other(1)	Organic Revenue Growth
	2003	2002
Risk Management and Insurance Brokerage—Americas (RMIB-A)	$507	$448	13%	2%	(2)%	13%
Risk Management and Insurance Brokerage—International (RMIB-I)	524	420	25	(16)	2	11
Reinsurance Brokerage and Related Services (RBRS)	242	199	22	(9)	2	15
Claims Services (Claims)	101	90	12	—	(5)	7

Total revenue	$1,374	$1,157	19%	(7%)	—%	12%

(1)
Includes items discussed in our organic growth description, except currency impact.

•
RMIB-A revenue improved due to good organic growth in the retail and wholesale brokerage business

•
RMIB-I revenue increase was a result of the impact of foreign exchange rates and good organic growth in the retail brokerage area

•
RBRS revenue growth reflected strong results in U.S. reinsurance, driven by new business from existing clients and growth in renewal volumes

•
Claims revenue increase was driven by higher U.K. volume

        This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	First Quarter Ended March 31
(millions)			Percent Change
	2003	2002
United States	$566	$530	7%
United Kingdom	268	223	20
Continent of Europe	348	259	34
Rest of World	192	145	32

Total revenue	$1,374	$1,157	19%

  •
  U.S. revenue rose on strong organic growth in reinsurance. The managing underwriting group has recovered from the very depressed results recorded in the prior year. Results declined in first quarter 2002 due to a required change in an insurance carrier relationship. U.S. retail brokerage posted positive growth driven primarily by new business development and improved retention rates. Claims Services in the U.S. underperformed.

  •
  U.K. and Continent of Europe revenues increased primarily as a result of positive impacts in currency exchange rates, organic revenue growth reflective of new business and good renewal rates.

  •
  Rest of World revenue increased due to increases in market share primarily in the Asian markets and new business initiatives.

Income Before Income Tax

        Pretax income increased $41 million, or 22%, from first quarter 2002 to $230 million. Excluding the effects of foreign exchange rate translation, pretax income rose 11%. Improvements in retention rates, increases in new business and a revised cost allocation methodology, which resulted in decreased centrally allocated costs of $7 million, were partially offset by $27 million of additional pension expense as well as higher insurance costs. In 2003, pretax margins in this segment were 16.7%, up from 16.3% in 2002.

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

  5.
  Outsourcing offers employment processing, performance improvement, benefits administration and other employment services.

        Revenues in the Consulting segment are affected by changes in clients' industries, including government regulation, as well as new products and services, the state of the economic cycle, broad trends in employee demographics and the management of large organizations.

Revenue

        In first quarter 2003, revenues of $282 million increased 21% over 2002. Excluding the impact of foreign currency exchange rate translation, the growth rate was 15%. Globally, the improvement in revenue was influenced by a 13% organic growth rate.

        This chart details Consulting revenue by product sub-segment.

	First Quarter Ended March 31
(millions)			Percent Change	Currency Impact	All Other(1)	Organic Revenue Growth
	2003	2002
Benefits, compensation, management and communications consulting	$209	$183	14%	(5)%	(3)%	6%
Human resource outsourcing	73	50	46	(3)	(5)	38

Total revenue	$282	$233	21%	(6)%	(2)%	13%

(1)
Includes items discussed in our organic growth description, except currency impact.

  •
  The increase in benefits, compensation, management and communication consulting revenue was driven by organic revenue growth in U.S. benefits and international practices, along with the impact of foreign exchange rates

  •
  Human resource outsourcing revenue improvement was due to a sizeable agreement that was initiated in third quarter 2002.

        This chart details Consulting revenue by geographic area.

	First Quarter Ended March 31
(millions)			Percent Change
	2003	2002
United States	$179	$149	20%
United Kingdom	43	37	16
Continent of Europe	37	27	37
Rest of World	23	20	15

Total revenue	$282	$233	21%

  •
  U.S. revenue growth primarily reflects the human resources outsourcing agreement that was not a contributing factor in first quarter 2002 revenue as the agreement was finalized later in the year.

  •
  U.K., Continent of Europe and Rest of World revenues, in total, rose $19 million on a favorable currency exchange impact as well as organic growth.

Income Before Income Tax

        Pretax income was $20 million, a 26% decline from last year. In first quarter 2003, pretax margins in this segment were 7.1%, down from 11.6% in 2002. Expenses in the first quarter were higher primarily due to:

  •
  a revised cost allocation methodology, resulting in higher corporate allocations of $4 million

  •
  increased pension and insurance costs.

        To a large extent, pretax margins are depressed in this segment as a result of the large new human resources outsourcing contract. Although this contract is expected to provide favorable returns over the life of the multi-year agreement, it will pressure margins in the early periods for the following reasons:

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

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily 7,700 career insurance agents, working for our subsidiaries

  •
  offers extended warranty and casualty insurance products that are sold through retailers, automotive dealers, insurance agents and brokers and real estate brokers

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies

  •
  has operations in the United States, Canada, Latin America, Europe and Asia/Pacific

  •
  generates approximately 30% of Aon's total operating segment revenues.

        In the accident, health and life operations, we provide an array of accident, sickness, short-term disability and other supplemental insurance products. These products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

        We have developed relationships with select brokers and consultants to reach specific niche markets. In addition to the traditional business sold by our career agents, we have expanded product distribution to include direct response programs, affinity groups and worksite marketing, creating access to new markets and potential new policyholders. In February 2003, we announced plans to discontinue our accident and health insurance underwriting operations in Mexico, Argentina and Brazil, as well as our large company group life business. The large company group life business has been transferred to a third party via an indemnity reinsurance arrangement. We are considering the sale of the Latin American operations mentioned above.

        Our subsidiaries in North America, Latin America, Asia/Pacific and Europe provide warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, we provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs.

        In fourth quarter 2002, we announced our plans to sell Sheffield Insurance Corporation, a small property-casualty company acquired in second quarter 2002. In March 2003, we completed the sale for approximately book value, receiving $30 million in cash.

Revenue

        First quarter 2003 revenues of $709 million increased 9% over the same period in 2002. Excluding the effect of foreign exchange rate translation, revenues rose by 7%.

        This chart details Insurance Underwriting revenue by product sub-segment.

	First Quarter Ended March 31
(millions)			Percent Change	Currency Impact	All Other(1)	Organic Revenue Growth
	2003	2002
Accident & health and life	$399	$389	3%	(2)%	4%	5%
Warranty, credit and property & casualty	310	260	19	(3)	4	20

Total revenue	$709	$649	9%	(2)%	5%	12%

(1)
Includes items discussed in our organic growth description, except currency impact.

•
Revenue improvement within accident & health and life was due to higher direct sales in Europe.

  •
  Growth in the select property and casualty business drove the revenue improvement in warranty, credit and property & casualty.

        Offsetting core business growth was lower investment income of $14 million, reflecting a $10 million decline in interest earned on investments underlying investment-type contracts as that business has been placed in run-off, along with lower interest rates.

        This chart details Insurance Underwriting revenue by geographic area.

	First Quarter Ended March 31
(millions)			Percent Change
	2003	2002
United States	$488	$470	4%
United Kingdom	114	85	34
Continent of Europe	48	35	37
Rest of World	59	59	—

Total revenue	$709	$649	9%

  •
  U.S. revenue increased primarily as a result of an increase in specialty property and casualty business.

  •
  U.K. and Continent of Europe revenue increased as a result of strong organic revenue growth in European direct sales operations as well as the favorable impact of foreign exchange rate translation.

        Our Latin American accident and health insurance underwriting operations and our large company group life businesses generated $7 million of revenues and $2 million of losses in the first quarter 2003 compared to $18 million in revenues and breakeven results last year. We plan to complete exiting these businesses during 2003.

Income Before Income Tax

        Pretax income of $63 million decreased 7% from the first quarter 2002. Pretax margins fell to 8.9% in the first quarter 2003 from 10.5% in the prior year.

        Reasons for the decline in pretax income and margin include:

  •
  higher loss costs and expenses in certain warranty and property and casualty lines

  •
  a decline in investment income

  •
  a revised cost allocation methodology, resulting in increased corporate allocations of $3 million

  •
  losses at our accident and health insurance underwriting operations in Mexico, Argentina and Brazil and large company group life business.

Corporate and Other

        Corporate and Other segment revenue consists primarily of investment income (including income or loss on disposals and impairment losses), which is not otherwise reflected in the operating segments. This segment includes invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the insurance underwriting subsidiaries and related income. In addition, this segment reflects the activity of our auto finance service business. We are winding down the existing service obligation of this business, which is expected to be substantially finished by the end of 2004.

        Corporate and Other segment revenue also includes income from Endurance common stock, accounted for on the equity method. Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through Corporate and Other segment revenue, in accordance with FASB Statement No. 133.

        In February 2003, certain of our insurance subsidiaries transferred, for appropriate consideration, shares of Endurance with a value of approximately $75 million to Aon. With the successful completion of the initial public offering of Endurance in first quarter 2003 and the concurrence of regulatory agencies, as appropriate, Aon transferred the economic benefit of these shares back to its insurance underwriting subsidiaries.

        Private equities are principally carried at cost except where Aon has significant influence, in which case they are carried under the equity method. Dividends earned are recorded in Corporate and Other segment revenue. Limited partnerships are accounted for on the equity method and changes in the value of the underlying limited partnership investments flow through Corporate and Other segment revenue.

        Although our portfolios are highly diversified, they still remain exposed to market, equity and credit risk.

        The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $5 million) as of March 31, 2003.

Analysis of Investment Positions with Unrealized Losses Segmented by Quality and Period of Continued Unrealized Loss*
As of March 31, 2003

	Investment Grade				Non-Investment Grade
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	Grand Total
FIXED MATURITIES
# of positions	18	5	36	59	3	5	1	9	68
Fair Value	$366	$15	$222	$603	$12	$20	$1	$33	$636
Amortized Cost	369	16	250	635	12	23	1	36	671
Unrealized Loss	(3)	(1)	(28)	(32)	—	(3)	—	(3)	(35)
EQUITIES: PREFERRED
# of positions	1	3	—	4	—	—	—	—	4
Fair Value	$5	$7	$—	$12	$—	$—	$—	$—	$12
Cost	5	8	—	13	—	—	—	—	13
Unrealized Loss	—	(1)	—	(1)	—	—	—	—	(1)
OTHER
# of positions	—	—	—	—	1	—	—	1	1
Fair Value	$—	$—	$—	$—	$97	$—	$—	$97	$97
Cost	—	—	—	—	104	—	—	104	104
Unrealized Loss	—	—	—	—	(7)	—	—	(7)	(7)
Total
# of positions	19	8	36	63	4	5	1	10	79
Fair Value	$371	$22	$222	$615	$109	$20	$1	$130	$745
Cost	374	24	250	648	116	23	1	140	788
Unrealized Loss	(3)	(2)	(28)	(33)	(7)	(3)	—	(10)	(43)
% of Total Unrealized Loss	7%	5%	65%	77%	16%	7%	0%	23%	100%

*
For categorization purposes, Aon considers any rating of Baa or higher by Moody's or equivalent rating agency to be investment grade.

        Our fixed-maturity portfolio had a $40 million gross unrealized loss at March 31, 2003, including $5 million related to deferred amortizable derivative losses, and is subject to interest rate, market and credit risks. With a carrying value of $2.1 billion at March 31, 2003, our total fixed-maturity portfolio is 94% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 95% investment grade and have a weighted average rating of "AA" based on amortized cost.

        The equity portfolio is comprised of:

  •
  non-redeemable preferred stocks. This portfolio had a $1 million gross unrealized loss at March 31, 2003, and is subject to interest rate, market, credit and illiquidity risks

  •
  publicly traded common stocks. The common stock portfolio had no gross unrealized loss at March 31, 2003 and is subject to market risk

  •
  other common and preferred stocks not publicly traded. One investment in this portfolio had a $7 million gross unrealized loss at March 31, 2003, and is subject to illiquidity, concentration and operation performance risks.

        At March 31, 2003:

  •
  our diversified fixed-maturity portfolio had 68 positions with $35 million of total gross unrealized losses, excluding deferred amortizable derivative losses. No single position had an unrealized loss greater than $2 million.

  •
  our equity portfolio, including non-redeemable preferred stocks, had 4 positions with $1 million of total gross unrealized losses.

  •
  certain investments classified as other investments in the Condensed Consolidated Statements of Financial Position had a $7 million gross unrealized loss at March 31, 2003. The gross unrealized loss relates to a certain preferred stock interest of Private Equity Partnerships Structures I, LLC (PEPS I), a QSPE, acquired on December 31, 2001. Aon originally acquired two tranches of PEPS I preferred stock interest. Aon has recognized other than temporary impairment writedowns equal to the original cost of one tranche, including $27 million in the first quarter 2003. The preferred stock interest represents a beneficial interest in securitized limited partnership investments. The fair value of the private preferred stock interests is dependent on the value of the limited partnership investments held by PEPS I. Management assesses other than temporary declines in the fair value below cost using a financial model that considers the value of the underlying limited partnership investments of PEPS I and the nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

  •
  our non-publicly-traded fixed-maturity portfolio had a carrying value of $167 million, including $115 million in variable rate notes received from PEPS I on December 31, 2001 related to the securitization of limited partnerships and $44 million in variable rate notes issued by PEPS I to Aon during 2002 and 2003. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

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

Revenue

        Corporate and Other revenue declined by $14 million to $35 million in first quarter 2003. The revenue decline was driven by a securities impairment write-down of $28 million in the first quarter compared with realized losses and writedowns of $8 million last year. This write-down reflects our policy of recognizing as a realized loss what we believe are other than temporary impairments of our securities. First quarter 2002 included $48 million of revenue from a one-time tax settlement with no comparable amount in 2003. First quarter 2003 includes a $45 million non-cash increase in value of the stock warrants Aon received as part of its initial investment in Endurance and equity method income from Endurance of $7 million.

Loss Before Income Tax

        Corporate and Other expenses were $92 million, an increase of $30 million from the comparable period in 2002. This increase in corporate expenses is primarily due to $37 million of expense related to costs incurred due to assigning our sublease to a third party related to the World Trade Center destruction. Interest expense declined by $1 million to $28 million for the first quarter. General expenses were $27 million in first quarter 2003 versus $33 million last year. The decline in expenses was due in part to costs incurred last year related to the corporate function for the planned divestiture of the underwriting subsidiaries.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $57 million in the first quarter 2003 versus a loss of $13 million in 2002.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for first quarter 2003 were $780 million, $589 million higher than the prior year. However, approximately $500 million of this cash flow represented funds held temporarily by us on behalf of our clients and/or carriers and were not available for use by us.

        Net income attributable to our insurance subsidiaries was approximately $58 million, which includes the Endurance valuation gain on warrants and impairment losses, recognized in our Corporate and Other segment, and changes in their operating assets and liabilities, net of reinsurance, represented $14 million in first quarter 2003. This was primarily due to unearned premiums and other fees recorded and collected by the specialty property and casualty group (which includes extended warranty). These funds will be used to satisfy future benefits to policyholders with the remainder being available, after taxes and other income and expense, for dividend to Aon in future years. The operating cash flow from our insurance subsidiaries of $70 million was not available for general corporate purposes in first quarter 2003. Based upon their 2002 surplus, we decided not to dividend any of the 2003 insurance underwriting subsidiaries' earnings to Aon parent company in order to enhance their financial positions even further. The sale of Sheffield generated $30 million in cash during the quarter for our insurance subsidiaries.

        In our insurance brokerage and consulting businesses we collect cash payments from clients that include both premiums (payable to insurance companies for policies they issue) and commissions and fees (payable to us for our brokerage and consulting services). The commissions and fees are recorded by us as income. For a short time period, we hold clients' premiums before remitting them to insurers. When a payment is due from a client for premiums, commissions and fees, we establish a receivable for the gross amount and a payable to the insurance company for the premium portions. The net activity for these are reflected in "Other receivables and liabilities-net." For first quarter 2003, the net difference between these receivables and payables added approximately $500 million to cash flow from operations, but are only held temporarily by us on behalf of our clients and/or carriers, as noted above. This improvement over the prior year is primarily European-related, reflecting timing of premium payments to carriers, as well as a general improvement in overall brokerage organic growth from prior year.

        Cash flow was also used in the quarter to pay cash dividends of $47 million, provide for capital expenditures of $52 million, fund acquisitions of $6 million and treasury and common stock transactions of $7 million. Approximately $100 million was added to our short-term investments, pending future liquidity needs.

        During the first quarter 2003, we paid down $150 million in debt, which matured in January 2003, from funds set aside at year-end 2002.

Financial Condition

        Since year-end 2002, total assets increased $1.2 billion to $26.5 billion.

        On January 15, 2003 we used $150 million to repay maturing debt securities with an interest rate of LIBOR +1%. These funds were set aside during fourth quarter 2002 from debt and equity offerings.

        Invested assets at March 31, 2003 increased $591 million from December 31, 2002. The increase is primarily due to an increase in short-term investments of $576 million, primarily reflecting higher fiduciary funds held on behalf of our clients. In addition, Risk and Insurance Brokerage Services and Consulting receivables increased $515 million in the first quarter. Insurance premiums payable increased $1.1 billion over the same period. These increases reflect:

  •
  continued rise in premium rates across most lines of business

  •
  escalating client demand for risk programs

  •
  Aon's strong overall new account growth

  •
  timing of receipts and payments.

        Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, and current and deferred income taxes. The increase of $36 million from year-end 2002 primarily represents higher prepaid premiums.

        Policy liabilities in total increased $143 million, which were offset by corresponding increases in reinsurance receivables and prepaid premiums related to reinsurance. Other policyholder funds decreased $36 million in the first quarter due primarily to interest sensitive and investment-type contracts maturing and our decision to stop offering these programs.

Short-term Borrowings and Notes Payable

        Total debt at March 31, 2003 was $1.7 billion, down from $1.8 billion at December 31, 2002. Specifically:

  •
  Notes payable decreased by $148 million compared to year-end 2002, as a result of repaying $150 million maturing debt securities in January.

  •
  Short-term debt increased $10 million, reflecting the reduction of the Euro credit facility by $34 million and an increase in other foreign short-term debt of $44 million.

  •
  Preferred stock and commercial paper outstanding remained unchanged for the same periods.

        In 2002, we renegotiated our back-up lines of credit. Anticipating the previously planned spin-off of our insurance underwriting subsidiaries, we reduced our line of credit to $875 million. As a result of our 2002 capital enhancement actions, we renegotiated our short-term back-up lines of credit, reducing the total amount to $775 million in February 2003. This agreement will expire in 2005.

        We received approximately $223 million by privately placing $225 million aggregate principal amount of 7.375% senior notes in the fourth quarter 2002. In March 2003, we filed a registration statement with the Securities and Exchange Commission (SEC) to register the offer to exchange these notes for registered notes having identical terms. The SEC declared the registration statement effective in April 2003, and the exchange offer is currently underway.

        The major rating agencies' ratings of our debt at March 31, 2003 appear in the table below. All are on stable outlook.

	Standard And Poor's	Moody's Investor Services	Fitch, Inc.
Senior long-term debt	A-	Baa2	A-
Commercial paper	A-2	P-2	F-2

        Aon's principal insurance underwriting subsidiaries are rated "A", with a stable outlook by A.M. Best for their claims paying ability.

Stockholders' Equity

        Stockholders' equity increased $175 million during first quarter 2003, mainly reflecting net income before preferred dividends of $152 million.

        Partially offsetting the increase were dividends paid to stockholders of $47 million. Accumulated other comprehensive loss decreased $36 million since December 31, 2002. Net foreign exchange losses improved by $39 million primarily because of the weakening U.S. dollar against foreign currencies as compared to the prior year end. Net derivative gains decreased $6 million over year-end 2002. Net unrealized investment gains rose $3 million during 2003.

        At March 31, 2003, stockholders' equity per share was $13.04, up from $12.56 at December 31, 2002, due principally to net income for the quarter.

Special Purpose Entities

        We use special purpose entities and qualifying special purpose entities (QSPE), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140 and other relevant accounting guidance.

        Certain of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions. Subject to certain limitations, agreements provide for sales to these conduit vehicles continuing through December 2005. As of March 31, 2003, the maximum commitment contained in these agreements was $1.7 billion.

        Under the agreements, the receivables are sold to the conduits. Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we guarantee. Under these recourse provisions, our maximum credit risk was approximately $94 million at March 31, 2003. We intend to renew these conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements.

        A subsidiary of Aon is also a general partner in a limited partnership (LP) that purchased automobile installment contracts from automobile dealers and subsequently securitized these contracts through securitization transactions in accordance with the requirements of FASB Statement No. 140. Effective April 1, 2001, the LP ceased purchasing and securitizing new automobile installment contracts. A subsidiary of Aon continues to service the existing portfolio for the LP. Aon acts as a performance guarantor with respect to its subsidiary's servicing duties under the securitization agreement. As of March 31, 2003, the remaining unpaid principal amount of securitized installment contracts outstanding was $400 million. As the general partner of the LP, Aon has recourse with respect to a limited guarantee relating to the LP's securitization agreement. In February 2003, an agreement was reached with the beneficial interest holders, reducing the amount of recourse to Aon. The amount of the recourse at March 31, 2003 was $23 million. The amounts for the LP have been included in Aon's disclosure because Aon has guaranteed a portion of the LP's maximum recourse obligations.

        On December 31, 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company, owned by one of our subsidiaries (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).

PEPS I:

  •
  sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties

  •
  then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

        The fixed-maturity securities our subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. As part of this transaction, the insurance companies are required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. Approximately $5 million of these commitments were funded in first quarter 2003. As of March 31, 2003, the unfunded commitments amounted to $95 million. Based on the downgrades of Aon's credit ratings made by the rating agencies in October 2002 on Aon's senior debt, credit support agreements were purchased in January 2003, whereby $100 million of cash of one of our underwriting subsidiaries has been pledged as collateral for these commitments. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        If the insurance companies fail to purchase additional fixed-maturity securities as commitments are drawn down, Aon Parent has guaranteed their purchase.

        In first quarter 2003, we recognized a $27 million impairment write-down for one of the two tranches of PEPS I preferred stock interests. We continue to monitor this investment for other than temporary impairment.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        This quarterly report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, exchange rates, rating agency actions, pension funding, changes in commercial property and casualty markets and commercial premium rates, the competitive environment, the actual costs of resolution of contingent liabilities and other loss contingencies, the heightened level of potential errors and omissions liability arising from placements of complex policies and sophisticated reinsurance arrangements in an insurance market in which insurer reserves are under pressure, and the timing and resolution of related insurance and reinsurance issues relating to the events of September 11, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has been no material change in market risk since December 31, 2002, as reported in Aon's Annual Report on Form 10-K filed with the SEC on March 26, 2003.

ITEM 4. CONTROLS AND PROCEDURES

        Aon's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation (the "Evaluation") of the effectiveness of Aon's disclosure controls and procedures as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q and have determined that such controls and procedures are designed in such a way to ensure that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There were no significant changes in Aon's internal controls, or in other factors that could significantly affect these controls, subsequent to the date the Evaluation was completed.

Review by Independent Auditors

        The condensed consolidated financial statements at March 31, 2003, and for the three months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
Aon Corporation

        We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial position of Aon Corporation as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 12, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

                      ERNST & YOUNG LLP

Chicago, Illinois
May 9, 2003

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—The exhibits filed with this report are listed on the attached Exhibit Index.

  (b)
  Reports on Form 8-K—During the quarter ended March 31, 2003, the Registrant filed two Current Reports on Form 8-K and two additional Current Reports on Form 8-K thereafter.
  (i)
  On January 9, 2003, the Registrant filed a Current Report on Form 8-K dated January 9, 2003 announcing that David P. Bolger joined the Registrant as Executive Vice President—Finance and Administration. The following exhibit was included in the report: Exhibit 99—Press Release issued January 9, 2003.

  (ii)
  On February 20, 2003, the Registrant filed a Current Report on Form 8-K dated February 12, 2003 announcing its results of operations for the quarter and twelve months ended December 31, 2002 and other matters. The following exhibit was included in the report: Exhibit 99—Portions of Press Release issued February 12, 2003.

  (iii)
  On May 2, 2003, the Registrant filed a Current Report on Form 8-K dated May 2, 2003 providing an updated presentation for its segment disclosure. The following exhibits were furnished with the report: Exhibit 99.1—Reclassified Segment Information for: (i) the quarters ended March 31, June 30, September 30 and December 31, 2002; (ii) the quarters ended March 31, June 30, September 30 and December 31, 2001; and (iii) the years ended December 31, 2002 and 2001; Exhibit 99.2—Additional Revenue Information for: (i) the quarters ended March 31, June 30, September 30 and December 31, 2002; (ii) the quarters ended March 31, June 30, September 30 and December 31, 2001; and (iii) the years ended December 31, 2002 and 2001; Exhibit 99.3—Various Segment Information—After Reclassification for: (i) the quarters ended March 31, June 30, September 30 and December 31, 2002; (ii) the quarters ended March 31, June 30, September 30 and December 31, 2001; and (iii) the years ended December 31, 2002 and 2002; and Exhibit 99.4—Reclassified Segment Information—Excluding Previously Reported Special & Unusual Charges for: (i) the quarters ended March 31, June 30, September 30 and December 31, 2002; (ii) the quarters ended March 31, June 30, September 30 and December 31, 2001; and (iii) the years ended December 31, 2002 and 2001.

  (iv)
  On May 5, 2003, the Registrant filed a Current Report on Form 8-K dated May 5, 2003 announcing its results of operations for the quarter ended March 31, 2003. The following exhibit was furnished with the report: Exhibit 99.1—Press Release issued May 5, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation (Registrant)
May 15, 2003	/s/ DAVID P. BOLGER DAVID P. BOLGER EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Patrick G. Ryan, the Chief Executive Officer of Aon Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Aon Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

Date: May 15, 2003	/s/ PATRICK G. RYAN Patrick G. Ryan Chief Executive Officer

CERTIFICATIONS

I, David P. Bolger, the Chief Financial Officer of Aon Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Aon Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and presented in this quarterly

c)
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

Date: May 15, 2003	/s/ DAVID P. BOLGER David P. Bolger Chief Financial Officer

Aon CORPORATION

Exhibit Number
In Regulation S-K

Item 601 Exhibit Table

(12)	Statements regarding Computation of Ratios.
(a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.
(b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
(15)	Letter re: Unaudited Interim Financial Information
(99.1)	Certification of CEO Pursuant to Section 1350 of Title 18 of the United States Code
(99.2)	Certification of CFO Pursuant to Section 1350 of Title 18 of the United States Code

QuickLinks

PART 1 FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Analysis of Investment Positions with Unrealized Losses Segmented by Quality and Period of Continued Unrealized Loss* As of March 31, 2003
PART II OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE
CERTIFICATIONS
CERTIFICATIONS