Form 10-Q
period 2003-06-30
AON CORP
filed 2003-08-13
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

        Number of shares of common stock outstanding:

Class	No. Outstanding as of 6-30-03
$1.00 par value Common	312,848,932

Part 1
Financial Information
Aon Corporation
Condensed Consolidated Statements of Financial Position

	As of
	June 30, 2003	Dec. 31, 2002
	(Unaudited)
	(millions)
ASSETS
Investments
Fixed maturities at fair value	$2,506	$2,089
Equity securities at fair value	52	62
Short-term investments	4,044	3,836
Other investments	682	600

Total investments	7,284	6,587
Cash	470	506
Receivables
Risk and insurance brokerage services and consulting	9,924	8,430
Other receivables	1,249	1,213

Total receivables	11,173	9,643
Deferred Policy Acquisition Costs	957	882
Goodwill (net of accumulated amortization: 2003—$778, 2002—$723)	4,310	4,099
Other Intangible Assets (net of accumulated amortization: 2003—$267, 2002—$238)	197	225
Property and Equipment, Net	871	865
Other Assets	2,648	2,527

TOTAL ASSETS	$27,910	$25,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance Premiums Payable	$11,876	$9,904
Policy Liabilities
Future policy benefits	1,354	1,310
Policy and contract claims	1,425	1,251
Unearned and advance premiums and contract fees	2,724	2,610
Other policyholder funds	88	139

Total Policy Liabilities	5,591	5,310
General Liabilities
General expenses	1,909	2,012
Short-term borrowings	271	117
Notes payable	1,490	1,671
Other liabilities	1,703	1,673

TOTAL LIABILITIES	22,840	20,687
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Junior Subordinated Debentures	702	702
Stockholders' Equity
Common stock—$1 par value	335	333
Paid-in additional capital	2,286	2,228
Accumulated other comprehensive loss	(786)	(954)
Retained earnings	3,454	3,251
Less—Treasury stock at cost	(789)	(794)
Deferred compensation	(182)	(169)

TOTAL STOCKHOLDERS' EQUITY	4,318	3,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,910	$25,334

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(millions except per share data)
Revenue
Brokerage commissions and fees	$1,713	$1,510	$3,389	$2,954
Premiums and other	635	638	1,267	1,173
Investment income	90	(26)	170	83

Total revenue	2,438	2,122	4,826	4,210

Expenses
General expenses	1,817	1,671	3,526	3,134
Benefits to policyholders	325	391	670	705
Interest expense	27	30	55	59
Amortization of intangible assets	15	14	28	25
Unusual charges—World Trade Center	9	—	46	—

Total expenses	2,193	2,106	4,325	3,923

Income Before Income Tax and Minority Interest	245	16	501	287
Provision for income tax	90	6	185	107

Income Before Minority Interest	155	10	316	180
Minority interest—8.205% trust preferred capital securities	(9)	(10)	(18)	(20)

Net Income	$146	$—	$298	$160

Preferred stock dividends	—	—	(1)	(1)

Net Income Available for Common Stockholders	$146	$—	$297	$159

Basic Net Income Per Share	$0.46	$—	$0.94	$0.58

Dilutive Net Income Per Share	$0.46	$—	$0.94	$0.57

Cash dividends per share paid on common stock	$0.15	$0.225	$0.30	$0.45

Dilutive average common and common equivalent shares outstanding	318.2	278.0	316.7	277.3

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
	(millions)
Cash Flows from Operating Activities:
Net income	$298	$160
Adjustments to reconcile net income to cash provided by operating activities
Insurance operating assets and liabilities, net of reinsurance	19	68
Amortization of intangible assets	28	25
Depreciation and amortization of property, equipment and software	119	101
Income taxes	15	(51)
Special and unusual charges and purchase accounting liabilities	(2)	(14)
Valuation changes on investments, income on disposals and impairments	(68)	96
Other receivables and liabilities—net	318	220

Cash Provided by Operating Activities	727	605

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	121	128
Calls and prepayments	42	68
Sales	939	592
Equity securities	22	100
Other investments	(3)	29
Purchase of investments
Fixed maturities	(1,370)	(943)
Equity securities	(1)	(14)
Other investments	—	(6)
Short-term investments—net	(206)	66
Acquisition of subsidiaries	(41)	(42)
Proceeds from sale of operations	30	—
Property and equipment and other—net	(105)	(106)

Cash Used by Investing Activities	(572)	(128)

Cash Flows from Financing Activities:
Treasury and common stock transactions—net	(6)	23
Issuance of short-term borrowings—net	144	15
Issuance of long-term debt	119	121
Repayment of long-term debt	(303)	—
Interest sensitive, annuity and investment-type contracts
Withdrawals	(57)	(203)
Cash dividends to stockholders	(95)	(124)

Cash Used by Financing Activities	(198)	(168)

Effect of Exchange Rate Changes on Cash	7	13

Increase (Decrease) in Cash	(36)	322
Cash at Beginning of Period	506	439

Cash at End of Period	$470	$761

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

	Second Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(millions except per share data)
Net income, as reported	$146	$—	$298	$160
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	7	5	12	9
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	13	12	25	22

Pro forma net income (loss)	$140	$(7)	$285	$147

Net income (loss) per share:
Basic
As reported	$0.46	$0.00	$0.94	0.58
Pro forma	0.44	(0.03)	0.90	0.53
Dilutive
As reported	$0.46	$0.00	$0.94	0.57
Pro forma	0.44	(0.03)	0.90	0.52

        The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in FASB Statement No. 123 has not been applied to options and awards granted prior to January 1995.

Endurance Warrants

        In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd., formerly known as Endurance Specialty Insurance Ltd. (Endurance), a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. In conjunction with this common stock investment, Aon's underwriting subsidiaries also received approximately 4 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.

        Through December 31, 2002, these warrants had been carried at fair value, which approximated their original cost. Fair value had been estimated, taking into consideration the original cost, subjectivity in determining the value of the underlying shares since Endurance was not yet publicly traded, illiquidity of the underlying shares, recent capital transactions in 2002 between Endurance and its shareholders for the warrants and the general uncertainty regarding the ability of Endurance to access the public markets.

        In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. Aon has obtained third-party independent valuations of these warrants. The independent valuation experts utilized the Black-Scholes pricing model to determine that the warrants had a fair value of approximately $66 million as of June 30, 2003, an increase of $21 million pretax from March 31, 2003.

        The valuation assumptions used in the model at June 30, 2003 were as follows:

• Maturity (in years)	8.46
• Spot Price	$27.52
• Risk Free Interest Rate	3.74%
• Dividend Yield	0.00%
• Volatility	27%
• Exercise Price	$17.28

        The spot and exercise prices are reduced by expected future dividends.

        The $66 million (pretax) year-to-date increase and $21 million (pretax) quarterly increase in value was recognized as investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at June 30, 2003 due to the inherent volatility of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

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

        The provisions of FIN 46 are effective for variable interest entities created after January 31, 2003, and are effective for variable interest entities existing prior to that date beginning July 1, 2003. Management is currently evaluating the impact FIN 46 will have on Aon's consolidated financial statements. This evaluation process is complex and there is limited implementation guidance available. The adoption of FIN 46 is not expected to have a material effect on Aon's consolidated financial statements.

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The intent of this Statement is more consistent reporting of contracts as either freestanding derivative instruments subject to Statement No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. Statement No. 149 amends Statement No. 133 as a result of (1) decisions previously made as part of the Derivatives Implementation Group (DIG) process, (2) changes made in connection with other FASB projects dealing with financial instruments, and (3) deliberations in connection with issues raised in relation to the application of the definition of a derivative.

        Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Provisions of Statement No. 149 that represent the codification of previous DIG decisions are already effective. This Statement will not have a material impact on Aon's consolidated financial statements.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.

        Statement No. 150 must be applied immediately to instruments entered into or modified after May 15, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. As of July 1, 2003, Aon will reclassify as liabilities its Redeemable Preferred Stock ($50 million) and Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Junior Subordinated Debentures (Capital Securities—$702 million). The amounts reclassified will be at fair value. The fair value and book value at such date were $868 million and $752 million, respectively. The difference between fair value and book value at July 1, 2003 will result in a decrease in net income of $73 million ($0.23 per share) and will be reflected on the condensed consolidated statements of income as a cumulative effect of change in accounting principle, net of tax, in third quarter 2003. Future changes in the fair value will be reflected in interest expense. Dividends paid on the Capital Securities (currently shown as minority interest, net of tax on the condensed consolidated statements of income) and the Redeemable Preferred Stock will be included in interest expense in future quarters. There will be no reclassification of previously reported amounts.

3.     Income Per Share

        Income per share is calculated as follows:

	Second Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(millions except per share data)
Net income	$146	$—	$298	$160
Redeemable preferred stock dividends	—	—	(1)	(1)

Net income for dilutive and basic	$146	$—	$297	$159

Basic shares outstanding	316	276	316	275
Common stock equivalents	2	2	1	2

Dilutive potential common shares	318	278	317	277

Basic net income per share	$0.46	$—	$0.94	$0.58
Dilutive net income per share	$0.46	$—	$0.94	$0.57

        Options to purchase 18 million and 12 million shares of Aon common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS for the quarter then ended. Options to purchase 24 million and 10 million shares of Aon common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS for the six months then ended. These options were excluded from the computation because the options' exercise price was greater than the average market price of the common shares.

4.     Comprehensive Income

        The components of comprehensive income, net of related tax, for the second quarter and six months ended June 30, 2003 and 2002 are as follows:

	Second Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(millions)
Net income	$146	$—	$298	$160
Net derivative gains	9	20	3	13
Net unrealized investment gains	25	61	28	48
Net foreign exchange gains	98	116	137	94

Comprehensive income	$278	$197	$466	$315

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

	June 30, 2003	December 31, 2002
	(millions)
Net derivative gains	$25	$22
Net unrealized investment gains	28	—
Net foreign exchange losses	(119)	(256)
Net additional minimum pension liability	(720)	(720)

Accumulated other comprehensive loss	$(786)	$(954)

5.     Business Segments

        Aon classifies its businesses into three operating segments based on the types of services and/or products delivered. There is also a fourth segment, Corporate and Other. The Risk and Insurance Brokerage Services segment (formerly called Insurance Brokerage and Other Services) consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. The Consulting segment is Aon's human capital consulting organization which utilizes five major practices: employee benefits, compensation, management consulting, communications and outsourcing. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty and select property and casualty insurance products. Corporate and Other segment revenue consists primarily of: investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities; valuation changes in limited partnership investments; and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other expenses include general expenses, including administrative and certain information technology costs, and interest expense. Corporate and Other segment revenue and expenses also include the results of Aon's auto finance service business, as discussed below.

        The business units below have been reclassified among segments as follows:

  •
  Certain administration and marketing services relating to Aon's insurance underwriting operations, previously included in the Risk and Insurance Brokerage Services segment, were reclassified into the Insurance Underwriting segment.

  •
  Auto finance service business, previously included in the Risk and Insurance Brokerage Services segment, was reclassified into the Corporate and Other segment. Aon has decided to wind down the existing service obligation for this business, which is expected to be substantially finished by the end of 2004.

        No changes or restatements have been made to prior period earnings per share or consolidated financial statements (income statement, balance sheet, or cash flow statement) as reported under accounting principles generally accepted in the United States as a result of the segment modifications. For the segment disclosures only, three of the segments will have reclassified revenue and pretax income beginning in first quarter 2003.

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

        Revenues are attributed to geographic areas based on the location of the resources producing the revenues.

        Revenue for Aon's segments follows:

	Second Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(millions)
Risk and Insurance Brokerage Services	$1,424	$1,215	$2,798	$2,372
Consulting	294	248	576	481
Insurance Underwriting	692	750	1,401	1,399
Corporate and Other	44	(91)	79	(42)
Intersegment revenues	(16)	—	(28)	—

Total revenue	$2,438	$2,122	$4,826	$4,210

        Aon's operating segments' geographic revenue and total income before tax follows:

Second Quarter ended June 30:

	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
	2003	2002	2003	2002	2003	2002
	(millions)
Revenue
United States	$625	$576	$191	$168	$489	$544
United Kingdom	296	267	45	36	88	100
Continent of Europe	265	192	32	21	52	37
Rest of World	238	180	26	23	63	69

Total revenue	$1,424	$1,215	$294	$248	$692	$750

Income before income taxes	$175	$144	$21	$23	$64	$2

Six Months ended June 30:

	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
	2003	2002	2003	2002	2003	2002
	(millions)
Revenue
United States	$1,191	$1,106	$370	$317	$977	$1,014
United Kingdom	564	490	88	73	202	185
Continent of Europe	613	451	69	48	100	72
Rest of World	430	325	49	43	122	128

Total revenue	$2,798	$2,372	$576	$481	$1,401	$1,399

Income before income taxes	$405	$333	$41	$50	$127	$70

        Selected information for Aon's Corporate and Other segment follows:

	Second Quarter ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(millions)
Revenue:
Investment income:
Income from marketable equity securities and other investments(1)	$36	$3	$89	$6
Limited partnership investments	—	5	—	14
Interest on tax refund	—	—	—	48
Net gain (loss) on disposals and related expenses(2)	4	(103)	(18)	(118)

Investment income	40	(95)	71	(50)
Auto finance service revenue	4	4	8	8

Total revenue	44	(91)	79	(42)

Expenses:
General expenses(3)	23	32	50	65
Interest expense	27	30	55	59
Unusual charges—World Trade Center	9	—	46	—

Total expenses	59	62	151	124

Loss before income tax	$(15)	$(153)	$(72)	$(166)

(1)
Includes income of $21 million and $66 million from an increase in the value of warrants held by the company in Endurance for the second quarter and six months ended June 30, 2003, respectively, as well as $13 million and $20 million of equity earnings from the company's investment in Endurance for the second quarter and six months ended June 30, 2003, respectively.

(2)
Includes impairment write-downs of $5 million and $101 million (including $56 million for the cumulative adjustment for other than temporary impairments that existed in prior financial reporting periods, of which $5 million pertained to first quarter 2002) for the second quarters ended June 30, 2003 and 2002, respectively, and $33 million and $109 million (including $51 million cumulative adjustment related to prior financial reporting periods) for the six months ended June 30, 2003 and 2002, respectively.

(3)
Includes costs related to the auto finance service business of $13 million and $10 million for the second quarters ended June 30, 2003 and 2002, respectively, and $24 million and $20 million for the six months ended June 30, 2003 and 2002, respectively.

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

        The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
	(millions)
Balance as of December 31, 2002	$3,487	$372	$240	$4,099
Goodwill acquired during the first six months	35	1	—	36
Foreign currency revaluation	168	6	1	175

Balance as of June 30, 2003	$3,690	$379	$241	$4,310

        Intangible assets by asset class follow:

	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
	(millions)
As of June 30, 2003
Gross carrying amount	$225	$73	$166	$464
Accumulated amortization	157	33	77	267

Net carrying amount	$68	$40	$89	$197

	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
	(millions)
As of December 31, 2002
Gross carrying amount	$225	$76	$162	$463
Accumulated amortization	148	24	66	238

Net carrying amount	$77	$52	$96	$225

        Amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is estimated to be $57 million, $48 million, $41 million, $32 million and $14 million, respectively.

7.     Business Combinations

        For the second quarter and first six months 2003, Aon made payments of $3 million and $5 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

        In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions. Together, these costs were primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million, and asset impairments of $37 million. All termination benefits have been paid. The remaining liability of $48 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

        The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2001	$58
Cash payments in 2002	(11)
Cash payments in 2003	(5)
Foreign currency revaluation	6

Balance at June 30, 2003	$48

        All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the condensed consolidated statements of financial position.

8.     Business Transformation Plan

        In fourth quarter 2000, after final approval by its Board of Directors, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign and accelerate growth. In connection with the overall plan and strategic initiatives, Aon recorded total net expenses of $294 million over the three years ended December 31, 2002, 2001 and 2000 that were reflected in general expenses in the condensed consolidated statements of income.

        Most of the terminations have occurred and are related to the Risk and Insurance Brokerage Services segment in the U.S. and the U.K.

        For the second quarter and six months ended June 30, 2003, Aon made payments of $4 million and $8 million, respectively, related to the business transformation plan.

        The following table sets forth the activity related to the liability for termination benefits and other costs to exit an activity:

	Termination Benefits	Other Costs to Exit an Activity	Total
	(millions)
Expense charged in 2000	$54	$6	$60
Cash payments in 2000	(13)	(3)	(16)
Expense charged in 2001	109	21	130
Cash payments in 2001	(73)	(20)	(93)
Credit to expense in 2002	(6)	—	(6)
Cash payments in 2002	(46)	(3)	(49)
Cash payments in 2003	(7)	(1)	(8)
Foreign currency revaluation	5	—	5

Balance at June 30, 2003	$23	$—	$23

        All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position. Termination benefits of $12 million and $6 million are expected to be paid in 2003 and 2004, respectively, with the remainder payable thereafter.

9.     Capital Stock

        During the first six months 2003, Aon issued 1,897,000 shares of common stock for employee benefit plans, 263,000 shares in connection with the employee stock purchase plan, and 623,000 shares in connection with current year acquisitions and commitments from previous acquisitions. Aon purchased 98,000 shares of its common stock at a total cost of $5 million during the first six months 2003, resulting from the settlement of a contingent payment related to a prior acquisition. There were 22.5 million shares of common stock held in treasury at June 30, 2003, of which all but 159,000 shares are restricted as to their reissuance.

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

11.   Alexander & Alexander Services Inc. (A&A) Discontinued Operations

        Prior to its acquisition by Aon, A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary. In second quarter 2003, Aon settled certain of these liabilities. The settlements had no material effect on the condensed consolidated financial statements.

        As of June 30, 2003, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. Such liabilities amounted to $23 million, net of reinsurance recoverables and other assets of $87 million.

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

        A reinsurance brokerage subsidiary of Aon has been named in several lawsuits mentioned below relating to a worker's compensation reinsurance pool known as the Unicover Occupational Accident Reinsurance Pool ("Unicover Pool"). The Unicover Pool was managed by Unicover Managers, Inc. ("Unicover"), currently known as Cragwood Managers, LLC ("Cragwood"). Along with another broker, Aon's reinsurance brokerage subsidiary procured certain—although not all—retrocessional cover for the Unicover Pool. It was also involved in arranging further retrocessional protections for certain Unicover retrocessionaires.

        As previously reported, in 1999 Allianz Life Insurance Company of North America, Inc. ("Allianz") filed an amended complaint in Minnesota adding Aon's subsidiary as a defendant in an action which Allianz had originally brought against various retrocessionaires of the Unicover Pool. Allianz had entered into certain contracts to provide retrocessional coverage to those Unicover retrocessionaires. Allianz claims that the reinsurance it issued should be rescinded or that it should be awarded damages based on alleged fraudulent misrepresentation by the carriers through their agents including Aon's subsidiary. That case is currently stayed pending an arbitration to which Aon is not a party.

        Also, as previously reported, in August 2002, two retrocessionaires of the Unicover Pool filed a complaint in the United States District Court for the District of Connecticut against the Aon subsidiary seeking to recover any damages, costs and expenses which those retrocessionaires would suffer if the Allianz coverage was rescinded or if Allianz was awarded damages. In January 2003, the carriers dismissed their lawsuit without prejudice.

        On May 22, 2003, five lawsuits were filed against Aon's brokerage subsidiary by different participants in the Unicover Pool. Each of these lawsuits is premised on the contention that an arbitration panel ruled in October 2002 to rescind the Unicover retrocessionaires' obligation to provide coverage to the Unicover Pool for any business bound or renewed on behalf of the Pool after August 31, 1998. Aon is generally aware, and has previously reported, that an arbitration was held.

        One of the five lawsuits is brought by Unicover Pool participants Phoenix Life Insurance Company ("Phoenix") and General & Cologne Life Re of America ("Cologne") in the United States District Court for the District of Connecticut. The plaintiffs seek substantial damages for the alleged failure of the retrocessional coverage and for alleged breaches of contract and alleged breaches of the duty of good faith. The second lawsuit, filed by Lincoln National Life Insurance Company ("Lincoln") in the United States District Court for the District of Connecticut, is similar in content to the first.

        The third lawsuit is brought by Phoenix and Cologne against Aon's brokerage subsidiary, unrelated broker Rattner Mackenzie Limited ("Rattner"), Cragwood, and several of the principals of Cragwood in the United States District Court for the District of New Jersey. In this multi-court complaint, Phoenix and Cologne seek substantial compensatory and punitive damages. Phoenix and Cologne allege breaches of contract or legal duty and commission of various tortious acts, and allege among other things that Aon's brokerage subsidiary acted as a joint venturer with, and conspired with, Unicover in connection with the Unicover Pool. The fourth lawsuit is brought by Lincoln in the United States District Court for the District of New Jersey. In this lawsuit, Lincoln seeks unspecified, but substantial, damages for various alleged torts and alleged breaches of duty in connection with the Unicover Pool. The fifth lawsuit, similar to the fourth, filed in the Superior Court of New Jersey, Middlesex County, is brought by Unicover Pool participant ReliaStar Life Insurance Company ("ReliaStar") against several principals of Unicover Managers, Aon's brokerage subsidiary, one of its employees, Rattner, and an employee of Rattner.

        Aon's management has reviewed these complaints and believes that Aon's brokerage subsidiary has meritorious defenses and intends to vigorously defend itself against all of these claims. As previously disclosed, the Unicover issues are complex, and therefore the timing and amount of resolution of these claims cannot be determined at this time.

        Certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, general level of pricing in the equity markets, the interest rate established quarterly for calculating compensation, and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims. These variable factors are ones that the U.K. Financial Services Authority, the current governing body in the U.K., has used as a basis in the past for establishing the calculation tables to determine redress or compensatory amounts. Because Aon is unable to predict if, or how, regulators may change these tables or if, or how, they may apply future regulatory guidance to previous claims, Aon has been, and will continue to be, unable to determine a range or estimate of additional possible exposure, however, Aon has resolved the vast majority of the known claims against it. Aon has submitted to its errors and omissions ("E&O") insurers a claim for a portion of the amounts paid. Although one recent court decision in the UK, which did not involve Aon, held that pension mis-selling claims could not be aggregated for purposes of applying the E&O insurance deductible, the language in that contested E&O policy is significantly different than the language in Aon's E&O policy. Aon continues to believe that its insurance claim is probable of recovery.

        One of Aon's insurance subsidiaries is a defendant in more than twenty lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. In the second quarter 2002, Aon concluded a compromise settlement of several of the lawsuits and approximately 2,000 of the claims. There are still at least 2,700 threatened claims outstanding. Each of the remaining lawsuits and any threatened claim is being investigated and vigorously defended.

        On August 8, 2002, Daniel & Raizel Taubenfeld, a purported Aon stockholder, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, Eastern Division, on behalf of purchasers of Aon Common Stock between May 4, 1999 and August 6, 2002. The complaint names Aon, Patrick G. Ryan, Chairman and Chief Executive Officer, and Harvey N. Medvin, Aon's then Executive Vice President and Chief Financial Officer, as defendants, and contains allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act relating to Aon's press release issued on August 7, 2002. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount and an award of costs and expenses, including counsel fees. On January 17, 2003, the lead plaintiff filed a "Consolidated Amended Complaint" against the same defendants which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act. Aon intends to defend this action vigorously.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        This Management's Discussion and Analysis is divided into five sections. In the first section, "Key Recent Events," we describe items that significantly affected our results of operations and our financial condition during the periods covered by the financial statements included in this report. We then proceed with the sections providing quarter and year-to-date comparisons to last year of our results on a consolidated basis and on a segment basis. These sections are designated by the captions "Review of Consolidated Results" and "Review by Segment," respectively. The section entitled "Financial Condition and Liquidity" covers several items including disclosures related to the statement of financial position, cash flows and information on special purpose entities. The final section, "Information Concerning Forward-Looking Statements," addresses issues and factors that may influence future results.

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

        Beginning in 2003, the business units below were reclassified among segments as follows:

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

        Previously reported segment information has been reclassified to conform to this new presentation. No changes or restatements have been made to prior period earnings per share or consolidated financial statements (income statement, balance sheet, or cash flow statement) as reported under accounting principles generally accepted in the United States (GAAP) as a result of the segment modifications.

        Beginning in 2003, we refined our methodology for allocating certain costs to the segments. For the second quarter this revised cost allocation methodology reduced Consulting and Insurance Underwriting segment pretax income by approximately $4 million and $3 million, respectively, with the $7 million offset reflected in the Risk and Insurance Brokerage Services segment. For the first six months this revised cost allocation methodology reduced pretax income for Consulting by $8 million and Insurance Underwriting by $6 million, with the $14 million offset reflected in the Risk and Insurance Brokerage Services segment. The revised methodology improves the assignment of costs, which are controlled on a centralized basis, to the operating segments.

        In our segment discussion, three of the segments will have reclassified revenue, pretax income and pretax margins.

Discontinuance of Certain Operations

        In February 2003, we announced that we would be discontinuing our accident and health insurance underwriting operations in Mexico, Argentina and Brazil, as well as our large company group life business. These lines of businesses generated less than $1 million of revenues and approximately $2 million of losses in the second quarter 2003, compared to $30 million of revenues and $3 million of losses last year. Year-to-date 2003 revenues generated were $8 million along with $4 million in losses, compared to $48 million of revenues and losses of $3 million during the prior year. Total premiums earned in 2002 were approximately $100 million. In the U.K., we recently decided to exit certain non-core accident and health business. This business has generated minimal revenues and pretax income in the first six months 2003. For the first half 2002, revenues of $20 million were earned, generating pretax income of $2 million. We will pursue a "back to basics" strategy in the accident and health insurance business, where the focus will be on core products and regions with the best returns on investments.

World Trade Center

        In order to resume business operations and minimize the loss caused by the World Trade Center disaster, we secured temporary office space in Manhattan. Subsequently, permanent space was leased, and during the first quarter we assigned all of our temporary space to another company. The costs relating to this assignment were $9 million pretax in the second quarter and $46 million pretax for the first six months 2003. We anticipate incurring additional costs related to this sublease in future quarters, which in the aggregate, will not exceed $6 million. We have included these costs as part of the final, overall World Trade Center property insurance claim; however, accounting principles do not allow us to offset this expense with an insurance recoverable.

Endurance Warrants

        In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd., formerly known as Endurance Specialty Insurance Ltd. (Endurance), a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. In conjunction with this common stock investment, Aon's underwriting subsidiaries received approximately 4 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.

        Through December 31, 2002, these warrants had been carried at fair value, which approximated their original cost. Fair value had been estimated, taking into consideration the original cost, subjectivity in determining the value of the underlying shares since Endurance was not yet publicly traded, illiquidity of the underlying shares, recent capital transactions in 2002 between Endurance and its shareholders for the warrants, and the general uncertainty regarding the ability of Endurance to access the public markets.

        In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. Aon has obtained third-party independent valuations of these warrants. The independent valuation experts utilized the Black-Scholes pricing model to determine that the warrants had a fair value of approximately $66 million pretax as of June 30, 2003, an increase of $21 million from March 31, 2003.

        The valuation assumptions used in the model were as follows:

• Maturity (in years)	8.46
• Spot Price	$27.52
• Risk Free Interest Rate	3.74%
• Dividend Yield	0.00%
• Volatility	27%
• Exercise Price	$17.28

        The spot and exercise prices are reduced by expected future dividends.

        The $66 million (pretax) year-to-date increase and $21 million (pretax) quarterly increase in value was recognized as investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at June 30, 2003 due to the inherent volatility of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

REVIEW OF CONSOLIDATED RESULTS

General

        In the discussion of operating results, we sometimes refer to information extracted from consolidated financial information but not required by generally accepted accounting principles (GAAP) to be presented in the financial statements. Certain of this information is considered "non-GAAP financial measures" under SEC rules; those rules require supplemental explanation and reconciliation.

        Specifically, when we refer to organic revenue growth, a non-GAAP financial measure, in the discussion of operating results, we exclude the impact of foreign exchange. In addition, we also exclude the impact of acquisitions, divestitures, transfers of business units, investment income, reimbursable expenses, differences between written premiums and fees and earned premiums and fees and unusual items. Written premiums and fees are the basis for organic revenue growth within the Insurance Underwriting segment, but our reported revenues reflect earned premiums and fees.

        Management has historically utilized organic revenue growth as an important indicator when assessing and evaluating performance of its segments and sub-segments. Management also believes that the use of this measure allows financial statement users to measure, analyze and compare the growth from its segments and sub-segments in a meaningful and consistent manner.

        A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the segments and sub-segments is presented below in tables preceding discussion of our consolidated and each segment's results. We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures and transfers of business units, which represent the most significant reconciling items. Other reconciling items are generally not significant individually, or in the aggregate, and are, therefore, aggregated in an "all other" category. To the extent there is a significant individual reconciling item within the "all other" category in a particular period, additional disclosure is provided in a footnote to the table.

        Aon has offices in over 125 countries and sovereignties. Movement of foreign exchange rates in comparison to the U.S. dollar may be significant and will distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, management has isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis. Management believes this provides financial statement users with more meaningful information regarding our operations.

        The following table and commentary provide selected consolidated financial information.

Second quarter ended June 30,	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)	Organic Revenue Growth
	(millions)
Revenue:
Brokerage commissions and fees	$1,713	$1,510	13%	—	—	—	—
Premiums and other	635	638	—	—	—	—	—
Investment income	90	(26)	N/A	—	—	—	—

Total consolidated revenue	2,438	2,122	15	5%	(2)%	2%	10%

Expenses
General expenses	1,817	1,671	9
Benefits to policyholders	325	391	(17)
Interest expense	27	30	(10)
Amortization of intangible assets	15	14	7
Unusual charges—World Trade Center	9	—	N/A

Total expenses	2,193	2,106	4

Income before income tax and minority interest	$245	$16	+500%

Pretax margin	10.0%	0.8%

(1)
Excludes items discussed above in the "Review of Consolidated Results—General" section.

Six months ended June 30,	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Organic Revenue Growth
	(millions)
Revenue:
Brokerage commissions and fees	$3,389	$2,954	15%	—	—	—
Premiums and other	1,267	1,173	8	—	—	—
Investment income	170	83	105	—	—	—

Total consolidated revenue	4,826	4,210	15	5%	(1)%	11%

Expenses
General expenses	3,526	3,134	13
Benefits to policyholders	670	705	(5)
Interest expense	55	59	(7)
Amortization of intangible assets	28	25	12
Unusual charges—World Trade Center	46	—	N/A

Total expenses	4,325	3,923	10

Income before income tax and minority interest	$501	$287	75%

Pretax margin	10.4%	6.8%

Consolidated Results

Revenue

        Total revenues increased $316 million or 15% when compared to the second quarter 2002. On a comparable currency basis, revenue climbed 10%. For the first six months 2003, revenues were $4.8 billion, an increase of $616 million or 15% over the prior year. On a year-to-date basis, comparable currency revenue growth was also 10%. The higher revenue is primarily due to:

  •
  an increase in brokerage commissions and fees for both the quarter and year-to-date, reflecting the growth in new business, strong renewal rates of existing products and higher revenue from outsourcing contracts

  •
  for the first six months 2003, an increase in premiums and other which is primarily related to insurance underwriting operations and reflects growth in new business initiatives and new specialty property and casualty lines; on a quarterly basis, premiums and other is flat compared to last year.

        For both the second quarter and the first six months 2003, the revenue growth is reflective of:

  •
  very good results from the reinsurance and international brokerage areas

  •
  improvement in America's brokerage through new business development and improved retention rates

  •
  new Consulting outsourcing business initiated in third quarter 2002, as well as good improvements in the Continent of Europe and United Kingdom

  •
  select property and casualty insurance business growth

  •
  strong increase in investment income in the Corporate and Other segment.

        In the Corporate and Other segment, the increase in net investment income is reflective of lower impairment write-downs in the second quarter 2003 ($5 million) compared with $101 million last year. Year-to-date, impairment write-downs are $33 million in 2003 compared to $109 million in 2002. Current year results also reflect a $21 million gain for the second quarter and a $66 million gain for the first six months from the increased valuation of Endurance warrants.

Expenses

        Total expenses increased 4% in the second quarter 2003 over the same period last year to $2.2 billion. General expenses increased $146 million or 9% from the prior year. This increase is due primarily to growth of the businesses, higher pension plan costs of $34 million, increased costs for insurance and the impact of exchange rates, offset by costs last year related to National Program Services, Inc. (NPS) and non-claims litigation expenses. Benefits to policyholders declined $66 million to $325 million primarily due to a lower payout ratio of benefits to policyholders versus net premiums earned plus issues related to NPS. Second quarter 2003 expenses also included a $9 million pretax charge in connection with the assignment to a third party of temporary premises that were obtained by Aon as a result of the destruction of the World Trade Center.

        For the first six months 2003, general expenses increased 13% from the previous year to $3.5 billion as a result of strong business growth plus higher pension plan and insurance costs. Benefits to policyholders declined $35 million to $670 million due to lower benefit payout ratios and NPS. On a year-to-date 2003 basis, the pretax charge discussed above in connection with the temporary premises was $46 million.

Income Before Income Tax and Minority Interest

        Income before income tax and minority interest increased by $229 million to $245 million for the second quarter 2003 from $16 million last year. For year-to-date 2003, income before income tax and minority interest was $501 million, an increase of $214 million or 75% over the previous year. Improvement in both periods resulted from improving margins in Risk and Insurance Brokerage Services, driven by organic growth, new business initiatives and improving retention rates. Margins in the Consulting segment remain depressed from last year primarily as a result of a large multi-year human resources outsourcing contract entered into during mid-year 2002. This contract is expected to provide favorable returns over the life of the agreement but will depress margins in the early periods. Improvement in Insurance Underwriting was driven by a "back to basics" focus in our accident and health underwriting, which significantly improved the benefits payout ratio, and contributed to the margin increase. In addition, certain costs were incurred in second quarter 2002 that were not repeated in 2003. The improvement in investment income of $116 million and $87 million for the second quarter and first six months 2003, respectively, was also a major contributor to the increased income before income tax and minority interest for both periods.

Income Taxes

        The effective tax rate was 37% for both second quarter and year-to-date 2003 and 2002. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Net Income

        Net income for the second quarter 2003 increased to $146 million ($0.46 per dilutive share) from breakeven ($0.00 per dilutive share) in second quarter 2002. Basic net income per share was $0.46 and $0.00 for second quarter 2003 and 2002, respectively. For the first six months 2003, net income increased to $298 million ($0.94 per dilutive share) from $160 million ($0.57 per dilutive share) the previous year. Basic net income per share was $0.94 and $0.58 for the first six months 2003 and 2002, respectively. The dilution impact of the fourth quarter 2002 common stock offering amounted to $0.06 per share in the second quarter and $0.13 for the first six months, compared to 2002. After netting the effect of currency hedges, the positive impact of foreign currency translations was approximately $0.03 per share for the quarter and $0.06 per share year-to-date. Dividends paid for the redeemable preferred stock have been deducted from net income to compute income per share.

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

        Operating segment revenue includes investment income, as well as the impact of related derivatives, generated by operating invested assets of that segment. Investment characteristics mirror liability characteristics of the respective operating segments:

  •
  Our Risk and Insurance Brokerage Services and Consulting businesses invest client funds and operating funds in short-term obligations.

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

        The following table and commentary provide selected financial information on the operating segments.

	Second quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(millions)
Operating segment revenue:
Risk and Insurance Brokerage Services	$1,424	$1,215	$2,798	$2,372
Consulting	294	248	576	481
Insurance Underwriting	692	750	1,401	1,399

Total operating segments	$2,410	$2,213	$4,775	$4,252

Income before income tax:
Risk and Insurance Brokerage Services	$175	$144	$405	$333
Consulting	21	23	41	50
Insurance Underwriting	64	2	127	70

Total income before income tax—operating segments	$260	$169	$573	$453

Pretax Margins:
Risk and Insurance Brokerage Services	12.3%	11.9%	14.5%	14.0%
Consulting	7.1%	9.3%	7.1%	10.4%
Insurance Underwriting	9.2%	0.3%	9.1%	5.0%

Total operating segments	10.8%	7.6%	12.0%	10.7%

        This chart reflects investment income earned by the operating segments, and which are included in the results above.

	Second quarter ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(millions)
Risk and Insurance Brokerage Services	$20	$28	$40	$49
Consulting	—	—	1	1
Insurance Underwriting—
Investment-type contracts	1	10	3	22
Insurance Underwriting—
All Other	29	31	55	61

Total Operating Segments	$50	$69	$99	$133

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

        Risk and Insurance Brokerage Services generated approximately 59% of Aon's total operating segment revenues for both the second quarter and first six months 2003. Revenues are generated primarily through:

  •
  commissions and fees paid by insurance and reinsurance companies

  •
  fees paid by clients

  •
  certain other carrier compensation

  •
  interest income on funds held primarily in a fiduciary capacity.

        Our revenues vary from quarter to quarter throughout the year as a result of:

  •
  timing of clients' policy renewals

  •
  the net effect of new and lost business

  •
  volume-based commissions and overrides

  •
  the timing of services provided to our clients

  •
  the income we earn on investments, which is heavily influenced by short-term interest rates.

        This segment:

  •
  addresses the highly specialized product development, consulting and risk management needs of professional groups, service businesses, governments, healthcare providers, commercial organizations and non-profit groups, among others

  •
  provides affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses

  •
  provides wholesale brokerage, managing underwriting and premium finance services to independent agents and brokers

  •
  offers claims management and loss cost management services to insurance companies and firms with self-insurance programs.

        We review our product revenue results using the following sub-segments:

  •
  Risk Management and Insurance Brokerage—Americas (Brokerage—Americas) encompasses our retail and wholesale brokerage services, affinity products, managing underwriting, placement and captive management services and premium finance services in the United States, Canada, Latin America, the Caribbean and Bermuda.

  •
  Risk Management and Insurance Brokerage—International (Brokerage—International) offers similar products and services to the rest of the world not identified above.

  •
  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios and improve capital utilization, along with the evaluation of catastrophic loss exposures, worldwide.

  •
  Claim Services (Claims) offers claims administration and loss cost management services worldwide.

        The Risk and Insurance Brokerage Services segment revenues vary because a large part of our compensation is tied to the premiums paid by our clients to insurers and property and casualty premium rates and available insurance capacity fluctuate.

Revenue

        Second quarter 2003 Risk and Insurance Brokerage Services revenue was $1.4 billion, up 17% on a reported basis over last year. Excluding the effect of foreign exchange rates, revenue rose 11% over last year. Year-to-date, revenues of $2.8 billion improved 18% over the previous year. For the first six months 2003, on a comparable currency basis, revenue increased 12%. Operating revenue, on an organic basis, grew approximately 11% for the second quarter and 12% for the first six months 2003 in a very competitive environment.

        Investment income for this segment decreased $8 million for the second quarter and $9 million for the first six months 2003 as short-term interest rates continued to decline from last year.

        These charts detail Risk and Insurance Brokerage Services revenue by product sub-segment.

Second Quarter Ended June 30	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)(2)	Organic Revenue Growth
	(millions)
Risk Management and Insurance Brokerage—Americas	$590	$517	14%	—%	1%	(1)%	14%
Risk Management and Insurance Brokerage—International	507	413	23	14	2	(3)	10
Reinsurance Brokerage and Related Services	226	192	18	7	1	(3)	13
Claims Services	101	93	9	3	(4)	8	2

Total revenue	$1,424	$1,215	17%	6%	1%	(1)%	11%

(1)
Excludes items discussed above in the "Review of Consolidated Results—General" section.

(2)
For claims services, represents investment income of 7%, other of 1%.

Six Months Ended June 30	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)	Organic Revenue Growth
	(millions)
Risk Management and Insurance Brokerage—Americas	$1,097	$965	14%	—%	1%	—%	13%
Risk Management and Insurance Brokerage—International	1,031	833	24	14	1	(1)	10
Reinsurance Brokerage and Related Services	468	391	20	7	—	(1)	14
Claims Services	202	183	10	3	(4)	3	8

Total revenue	$2,798	$2,372	18%	6%	—%	—%	12%

(1)
Excludes items discussed above in the "Review of Consolidated Results—General" section.

•
Brokerage-Americas revenue improved due to strong organic growth in the retail and wholesale brokerage business for both the second quarter and first six months 2003

•
Brokerage-International revenue increased for the second quarter and first six months 2003 as a result of favorable foreign exchange impact, strong organic growth as well as acquisition activity

•
Reinsurance revenue growth reflected strong results in U.S. reinsurance, driven by new business from existing clients and growth in renewal volumes for both periods

  •
  Claims revenue increased in both the second quarter and first six months 2003, driven by higher U.K. volume

        This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	Second quarter ended June 30,			Six months ended June 30,
	2003	2002	Percent Change	2003	2002	Percent Change
	(millions)
United States	$625	$576	9%	$1,191	$1,106	8%
United Kingdom	296	267	11	564	490	15
Continent of Europe	265	192	38	613	451	36
Rest of World	238	180	32	430	325	32

Total revenue	$1,424	$1,215	17%	$2,798	$2,372	18%

  •
  U.S. revenue rose on solid organic growth in our retail, wholesale and reinsurance lines of business for both second quarter and first six months 2003. The managing underwriting group has recovered from very depressed results recorded in the prior year. Results had declined in first quarter 2002 due to a required change in an insurance carrier relationship. U.S. retail brokerage posted positive growth driven primarily by new business development and solid retention rates for both periods.

  •
  U.K. and Continent of Europe revenues increased for second quarter and first six months 2003 primarily as a result of positive impacts in currency exchange rates, organic revenue growth reflective of new business, and good renewal rates.

  •
  Rest of World revenue increased for both periods due to increases in market share primarily in the Asian markets and new business initiatives.

Income Before Income Tax

        Pretax income increased $31 million, or 22%, from second quarter 2002 to $175 million. Excluding the effects of foreign exchange rate translation, pretax income rose 16%. Improvements in retention rates, increases in new business and a revised cost allocation methodology, which resulted in decreased centrally allocated costs of $7 million, were partially offset by $28 million of additional pension expense, a decline in claim services pretax income of approximately $19 million, as well as higher insurance costs. We have made management changes to improve the financial results of our claims services group, and we are also evaluating ways to partner with other companies that may be able to complement our business. Also, second quarter 2002 was impacted by a $6 million credit for the reversal of expenses previously incurred for termination benefits related to the business transformation plan with no corresponding credit in 2003, as well as $7 million of transition costs incurred last year due to the business transformation plan. Year-to-date, pretax income was $405 million, a 22% increase from the previous year primarily as a result of new business development and higher retention rates. For the first six months 2003, additional pension expense was $55 million, and claims services pretax income declined by approximately $28 million. These items were partially offset by the revised cost allocation methodology which decreased centrally allocated costs by $14 million as well as $10 million of costs incurred in 2002 due to the business transformation plan. Pretax margins in this segment were 12.3% in the second quarter, up from 11.9% in 2002. For the first six months 2003, margins increased to 14.5% from 14.0% the previous year.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. This segment:

  •
  provides a full range of human capital management services, from employee benefits to compensation consulting

  •
  generated 12% of Aon's total operating segment revenues for both the second quarter and first six months 2003.

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

Revenue

        Second quarter 2003 revenue increased 19% from last year to $294 million. Excluding foreign currency exchange rate translation, the growth rate was 14%. For the first six months, revenue of $576 million represents a 20% increase over the prior year. Year-to-date, on a comparable currency basis, revenue rose 15%. Revenue grew 9% and 11% on an organic basis for the second quarter and first six months 2003, respectively.

        These charts detail Consulting revenue by product sub-segment.

Second Quarter Ended June 30	2003	2002	Percent Change	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth
	(millions)
Benefits, compensation, management and communications consulting	$224	$194	15%	5%	5%	5%
Human resource outsourcing	70	54	30	3	1	26

Total revenue	$294	$248	19%	5%	5%	9%

(1)
Excludes items discussed above in the "Review of Consolidated Results—General" section.

Six Months Ended June 30	2003	2002	Percent Change	Less: Currency Impact	Less: All Other(1)(2)	Organic Revenue Growth
	(millions)
Benefits, compensation, management and communications consulting	$433	$377	15%	5%	4%	6%
Human resource outsourcing	143	104	38	3	3	32

Total revenue	$576	$481	20%	5%	4%	11%

(1)
Excludes items discussed above in the "Review of Consolidated Results—General" section.

•
The increase in benefits, compensation, management and communication consulting revenue was driven by organic revenue growth in U.S. benefits and international practices for both second quarter and six months 2003

•
Human resource outsourcing revenue improvement was due to a sizable contract that was initiated in third quarter 2002

•
Excluding outsourcing, this segment continues to struggle with a sluggish global economy, a slowdown in client hiring and slower discretionary spending by clients which puts pressure on organic revenue growth.

        This chart details Consulting revenue by geographic area.

	Second quarter ended June 30,			Six months ended June 30,
	2003	2002	Percent Change	2003	2002	Percent Change
	(millions)
United States	$191	$168	14%	$370	$317	17%
United Kingdom	45	36	25	88	73	21
Continent of Europe	32	21	52	69	48	44
Rest of World	26	23	13	49	43	14

Total revenue	$294	$248	19%	$576	$481	20%

  •
  U.S. revenue growth for both periods primarily reflects the human resources outsourcing agreement that was not a significant factor in 2002 revenue.

  •
  U.K., Continent of Europe and Rest of World revenues, in total, rose $23 million in the second quarter and $42 million year-to-date on favorable currency exchange impacts and organic revenue growth.

Income Before Income Tax

        Pretax income was $21 million for the second quarter, a 9% decline from last year. In second quarter 2003, pretax margins in this segment were 7.1%, down from 9.3% in 2002. Year-to-date, pretax income of $41 million represents a decline of $9 million from last year. Pretax margins for the first six months were 7.1% compared with 10.4% in 2002. For both periods, expenses in this segment were negatively influenced by:

  •
  a revised cost allocation methodology, resulting in higher corporate allocations of $4 million for the second quarter and $8 million year-to-date

  •
  increased pension and insurance costs.

        To a large extent, pretax margins are depressed in this segment in 2003 as a result of the large new human resources outsourcing contract. Although this contract is expected to provide favorable returns over the life of the multi-year agreement, it will pressure margins in the early periods for the following reasons:

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

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, via 7,700 career insurance agents who work with our subsidiaries

  •
  offers extended warranty and casualty insurance products that are sold through retailers, automotive dealers, insurance agents and brokers, and real estate brokers

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies

  •
  has operations in the United States, Canada, Latin America, Europe and Asia/Pacific

  •
  generated 29% of Aon's total operating segment revenues in both the second quarter and six months 2003.

        In the accident, health and life operations, we provide an array of accident, sickness, short-term disability and other supplemental insurance products. These products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

        We have developed relationships with select brokers and consultants to reach specific niche markets. In addition to the traditional business sold by our career agents, we have expanded product distribution to include direct response programs, affinity groups and worksite marketing, creating access to new markets and potential new policyholders. In February 2003, we announced plans to discontinue our accident and health insurance underwriting operations in Latin America, as well as our large company group life business. During the second quarter, operations have been discontinued in Argentina and reduced in Brazil and Mexico. The large company group life business has been transferred to a third party via an indemnity reinsurance arrangement. We are considering the sale of the Latin American operations mentioned above.

        Our subsidiaries in North America, Latin America, Asia/Pacific and Europe provide warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, we provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs.

Revenue

        Written premiums and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums.

        This chart reconciles Insurance Underwriting revenue from gross written premiums and fees to total revenue.

	Second Quarter ended June 30,			Six months ended June 30,
	2003	2002	Percent Change	2003	2002	Percent Change
	(millions)
Gross written premiums & fees	$1,019	$991	3%	$2,088	$1,935	8%
Ceded reinsurance premiums	(316)	(286)	N/A	(652)	(576)	N/A

Net written premiums & fees	703	705	—	1,436	1,359	6
Change in unearned premiums & fees	(41)	4	N/A	(93)	(43)	N/A

Earned premiums & fees	662	709	(7)	1,343	1,316	2
Investment income	30	41	(27)	58	83	(30)

Total revenue	$692	$750	(8)%	$1,401	$1,399	—%

        Revenue was $692 million in the second quarter 2003, a decrease of 8% from 2002. Excluding the effect of foreign exchange rate translation, revenue declined by 11% for the quarter. Year-to-date, revenue of $1.4 billion in 2003 was flat compared to the prior year.

        These charts detail Insurance Underwriting revenue by product sub-segment.

Second Quarter Ended June 30	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)(2)	Organic Revenue Growth
	(millions)
Accident & health and life	$377	$441	(15)%	4%	(11)%	(7)%	(1)%
Warranty, credit and property & casualty	315	309	2	3	—	(20)	19

Total revenue	$692	$750	(8)%	3%	(7)%	(12)%	8%

(1)
Excludes items discussed above in the "Review of Consolidated Results—General" section.

(2)
The difference between written and earned premiums and fees, as a percentage change, was (4)% for accident and health, (11)% for warranty and (7)% for total revenue.

Six Months Ended June 30	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)(2)	Organic Revenue Growth
	(millions)
Accident & health and life	$776	$830	(7)%	3%	(7)%	(5)%	2%
Warranty, credit and property & casualty	625	569	10	4	—	(15)	21

Total revenue	$1,401	$1,399	—%	3%	(4)%	(10)%	11%

(1)
Excludes items discussed above in the "Review of Consolidated Results—General" section.

(2)
The difference between written and earned premiums and fees, as a percentage change, was 0% for accident and health, (10)% for warranty and (4)% for total revenue.

•
Revenue decline within accident & health and life for the second quarter and first six months 2003 was primarily due to a decision to pursue a "back to basics" strategy in the core businesses, discontinue the accident and health insurance underwriting operations in Latin American countries and our large company group life business, and exit certain non-core accident and health businesses in the U.K.

•
Growth in the select property and casualty business drove the revenue improvement in warranty, credit and property & casualty for both periods.

        Offsetting overall core business growth for the quarter was lower investment income of $11 million, reflecting a $9 million decline in interest earned on investments underlying investment-type contracts as that business has been placed in run-off, along with lower interest rates. For the first six months 2003, investment income declined $25 million, including a $19 million decline in interest earned on investments underlying investment-type contracts.

        This chart details Insurance Underwriting revenue by geographic area.

	Second quarter ended June 30,			Six months ended June 30,
	2003	2002	Percent Change	2003	2002	Percent Change
	(millions)
United States	$489	$544	(10)%	$977	$1,014	(4)%
United Kingdom	88	100	(12)	202	185	9
Continent of Europe	52	37	41	100	72	39
Rest of World	63	69	(9)	122	128	(5)

Total revenue	$692	$750	(8)%	$1,401	$1,399	—%

  •
  U.S. revenue declined in both the second quarter and the first six months of 2003 primarily as a result of timing of premiums and the discontinuance of our large company group life business.

  •
  U.K. revenue declined in the second quarter 2003 due to a recent decision to exit certain non-core accident and health business.

        Our Latin American accident and health insurance underwriting operations and our large company group life businesses generated less than $1 million of revenues and $2 million of losses in second quarter 2003 compared to $30 million in revenues and $3 million of losses in 2002. Year-to-date revenues generated were $8 million offset by $4 million in losses as compared to $48 million of revenues and pretax losses of $3 million during the prior year. Total premiums earned in 2002 were approximately $100 million. We are in the process of exiting these businesses and plan to completely withdraw during 2003.

Income Before Income Tax

        For the second quarter 2003, pretax income increased $62 million from the prior year to $64 million. Year-to-date, pretax income of $127 million increased 81% over 2002. Pretax margins for this segment rose to 9.2% from 0.3% for the second quarter 2002. For the first six months 2003, pretax margins of 9.1% increased from 5.0% in 2002.

        Reasons for the increase in pretax income and margin include:

  •
  provision for non-claims litigation issues of $15 million in 2002 with no corresponding amount in 2003

  •
  NPS related one-time charges in 2002 of $36 million with no corresponding amounts in 2003. NPS was an independent managing general agent with whom we terminated our relationship in May 2002.

  •
  higher corporate-type expenses and charges related to the planned divestiture of the Insurance Underwriting segment of $3 million and $9 million for second quarter and the first six months 2002, respectively, with no corresponding amounts in 2003

  •
  reduced losses in Europe warranty and improvements in North American warranty.

        Partially offsetting this increase was a revised cost allocation methodology, resulting in increased corporate allocations of $3 million and $6 million for the second quarter and first six months 2003, respectively.

Corporate and Other

        Corporate and Other segment revenue consists primarily of investment income (including income or loss on disposals and impairment losses), which is not otherwise reflected in the operating segments. This segment includes invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net statutory policyholder liabilities of the insurance underwriting subsidiaries and related income. In addition, this segment reflects the activity of our auto finance service business. We are winding down the existing service obligation of this business, which is expected to be substantially finished by the end of 2004.

        Corporate and Other segment revenue also includes income from Endurance common stock, accounted for on the equity method. Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through Corporate and Other segment revenue, in accordance with FASB Statement No. 133.

Revenue

        Corporate and Other revenue increased by $135 million to $44 million in second quarter 2003. The revenue improvement was driven by reduced investment write-downs of $96 million, a $21 million non-cash increase in the value of the stock warrants Aon received as part of its initial investment in Endurance, and equity earnings from our investment in Endurance common stock of $13 million. For the first six months 2003, revenue increased by $121 million to $79 million. Year-to-date 2003 includes a $66 million non-cash increase in the value of the Endurance stock warrants, equity earnings from our investment in Endurance common stock of $20 million, and a net reduction of impairment write-downs of $76 million, while 2002 results included $48 million from a one-time tax settlement with no comparable amount in 2003.

        Private equities are principally carried at cost except where Aon has significant influence, in which case they are carried under the equity method. Dividends earned on cost method investments are recorded in Corporate and Other segment revenue. Limited partnerships are accounted for on the equity method and changes in the value of the underlying limited partnership investments flow through Corporate and Other segment revenue.

        Although our portfolios are highly diversified, they still remain exposed to market, equity and credit risk.

        The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $4 million) as of June 30, 2003.

Analysis of Investment Positions with Unrealized Losses Segmented by Quality and Period of Continuous Unrealized Loss*
As of June 30, 2003

	Investment Grade				Non-Investment Grade
	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	Grand Total
	($ in millions)
FIXED MATURITIES
# of positions	178	2	30	210	2	1	—	3	213
Fair Value	$384	$1	$176	$561	$7	$6	$—	$13	$574
Amortized Cost	388	1	198	587	8	6	—	14	601
Unrealized Loss	(4)	—	(22)	(26)	(1)	—	—	(1)	(27)
EQUITIES: PREFERRED
# of positions	—	—	—	—	—	—	—	—	—
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cost	—	—	—	—	—	—	—	—	—
Unrealized Loss	—	—	—	—	—	—	—	—	—
EQUITIES: COMMON
# of positions	—	—	—	—	—	—	—	—	—
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cost	—	—	—	—	—	—	—	—	—
Unrealized Loss	—	—	—	—	—	—	—	—	—
OTHER
# of positions	—	—	—	—	—	—	—	—	—
Fair Value	$—	$—	$—	$—	$—	$—	$—	$—	$—
Cost	—	—	—	—	—	—	—	—	—
Unrealized Loss	—	—	—	—	—	—	—	—	—

TOTAL
# of positions	178	2	30	120	2	1	—	3	213
Fair Value	$384	$1	$176	$561	$7	$6	$—	$13	$574
Cost	388	1	198	587	8	6	—	14	601
Unrealized Loss	(4)	—	(22)	(26)	(1)	—	—	(1)	(27)
% of Total Unrealized Loss	15%	0%	81%	96%	4%	0%	0%	4%	100%

*
For categorization purposes, Aon considers any rating of "Baa" or higher by Moody's or equivalent rating agency to be investment grade.

        Our fixed-maturity portfolio had a $31 million gross unrealized loss at June 30, 2003, including $4 million related to deferred amortizable derivative losses, and is subject to interest rate, market and credit risks. With a carrying value of $2.5 billion at June 30, 2003, our total fixed-maturity portfolio is 95% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 98% investment grade and have a weighted average rating of "Aa" based on amortized cost. Our equity portfolio is comprised of non-redeemable preferred stock, publicly traded common stocks, and other common and preferred stocks that are not publicly traded. Our equity portfolio had no gross unrealized losses at June 30, 2003. Depending on the type of stock, our investments are subject to illiquidity, concentration, operation performance, interest rate, market or credit risks.

        At June 30, 2003:

  •
  Our diversified fixed-maturity portfolio had 213 positions with $27 million of total gross unrealized losses, excluding deferred amortizable derivative losses. No single position had an unrealized loss greater than $2 million.

  •
  Our non-publicly-traded fixed-maturity portfolio had a carrying value of $218 million, including $115 million in variable rate notes received from Private Equity Partnership Structures I, LLC (PEPS I) on December 31, 2001 related to the securitization of limited partnerships and $52 million in variable rate notes issued by PEPS I to Aon during 2002 and 2003. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        We periodically review securities with material unrealized losses and evaluate them for other than temporary impairments. We analyze various risk factors and determine if any specific asset impairments exist. If we determine there is a specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value. We also review invested assets with material unrealized losses each quarter. Refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2002 for additional discussion of our review procedures.

Loss Before Income Tax

        Corporate and Other expenses were $59 million for the second quarter 2003, a decline of $3 million from the comparable period in 2002. Interest expense for the period declined by $3 million to $27 million. General expenses were $23 million in second quarter 2003 versus $32 million last year. This decline was due in part to costs incurred last year related to the corporate functions for the planned divestiture of the underwriting subsidiaries. Offsetting the improvement in general expenses was $9 million in costs incurred due to assigning our sublease to a third party related to the World Trade Center destruction. For the first six months of 2003, Corporate and Other expenses were $151 million, compared to $124 million last year. This increase is due to $46 million of expenses related to the World Trade Center sublease assignment recognized year-to-date, which more than offset a decline in general expenses.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $15 million in the second quarter 2003, a significant improvement compared to the loss of $153 million in the same period last year. On a year-to-date basis, Corporate and Other pretax loss was $72 million versus a loss of $166 million in 2002.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in our operating assets and liabilities.

        Cash flows provided by operating activities for the first half of 2003 were $727 million, $122 million greater than the prior year. However, approximately $400 million of this operating cash flow represented funds held temporarily by us on behalf of our clients and/or carriers.

        Net income attributable to our insurance subsidiaries was approximately $120 million for the first half of 2003, which includes the valuation gain on Endurance warrants and equity earnings on the related common stock investment totaling $86 million, and net impairment losses of approximately $17 million, recognized in our Corporate and Other non-operating segment. Changes in their operating assets and liabilities, net of reinsurance, represented $19 million in the first six months 2003. This was primarily due to unearned premiums and other fees recorded and collected by the specialty property and casualty group (which includes extended warranty). These funds will be used to satisfy future benefits to policyholders with the remainder being available, after taxes and other income and expense, for dividend to Aon in future years. The operating cash flow from our insurance subsidiaries of approximately $130 million was not available for general corporate purposes during the first six months 2003. Based upon their 2002 surplus requirements, we decided not to dividend any of the 2003 insurance underwriting subsidiaries' earnings to Aon parent company in order to enhance their financial position even further. The sale of the Sheffield operations generated $30 million in cash from investing activity during the first six months 2003 for our insurance subsidiaries.

        In our insurance brokerage and consulting businesses, we collect cash payments from clients that include both premiums (payable to insurance companies for policies they issue) and commissions and fees (payable to us for our brokerage and consulting services). For a short time period, we hold clients' premiums before remitting them to insurers. When a payment is due from a client for premiums, commissions and fees, we establish a receivable for the gross amount and a payable to the insurance company for the premium portions. The net activity for these are reflected in "Other receivables and liabilities—net" in our condensed consolidated statements of cash flow, and net client funds increased by approximately $400 million for the six month period ended June 30, 2003.

        For the first half 2003, cash flow from operations was also used to pay cash dividends of $95 million, provide for capital expenditures of $105 million, fund acquisitions of $41 million and treasury and common stock transactions of $6 million. As of June 30, 2003, we have paid down $303 million in long-term debt, primarily relating to $150 million of debt that matured in January 2003 and was paid with funds set aside at year-end 2002, and $150 million of our 6.7% debt securities that matured in June 2003. During the first six months 2003, our short-term debt increased by $144 million and we borrowed $119 million, mainly against our long-term Euro credit facility.

Financial Condition

        Since year-end 2002, total assets increased $2.6 billion to $27.9 billion.

        Invested assets at June 30, 2003 increased $697 million to $7.3 billion from December 31, 2002. Fixed maturities increased $417 million, primarily relating to an asset management program that became effective in the second quarter 2003, which resulted in a shift from short-term to long-term investments. Despite the transfer of funds to fixed maturities, short-term investments rose $208 million. This increase is primarily due to an increase in funds held on behalf of our clients.

        The following chart details our investments by type at June 30, 2003.

	Amortized Cost or Cost	Fair Value	Amount Shown in Statement of Financial Position
	(millions)
Fixed maturities—available for sale:
U.S. government and agencies	$322	$333	$333
States and political subdivisions	90	92	92
Debt securities of foreign governments not classified as loans	932	948	948
Corporate securities	930	919	919
Public utilities	55	54	54
Mortgage-backed securities	159	160	160

Total fixed maturities	2,488	2,506	2,506

Equity securities—available for sale:
Common stocks:
Banks, trusts and insurance companies	1	1	1
Industrial, miscellaneous and all other	36	44	44
Non-redeemable preferred stocks	7	7	7

Total equity securities	44	$52	52

Mortgage loans on real estate(1)	1		1
Policy loans(1)	49		49
Other long-term investments(1)(2)	612		632
Short-term investments	4,044		4,044

TOTAL INVESTMENTS	$7,238		$7,284

(1)
These investment categories are combined and are shown as other investments in the Condensed Consolidated Statement of Financial Position.

(2)
Includes investment in Endurance common stock $277 million, Endurance warrants $66 million and PEPS I preferred stock $115 million.

        Risk and Insurance Brokerage Services and Consulting receivables increased $1.5 billion in the first six months of 2003. Corresponding insurance premiums payable increased $2.0 billion over the same period. These increases reflect:

  •
  continued rise in premium rates across most lines of business

  •
  escalating client demand for risk programs

  •
  Aon's strong overall new account growth

  •
  timing of receipts and payments

  •
  effect of foreign exchange rates.

        Other assets increased $121 million from December 31, 2002. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, and current and deferred income taxes.

        Policy liabilities in total increased $281 million, which were offset by corresponding increases in reinsurance receivables (reflected in other receivables) and prepaid premiums related to reinsurance. Other policyholder funds decreased $51 million from year-end due primarily to interest sensitive and investment-type contracts maturing and our decision to stop offering these programs.

Short-term Borrowings and Notes Payable

        Total debt at June 30, 2003 was $1.8 billion, relatively flat from December 31, 2002. Specifically:

  •
  Notes payable decreased by $181 million compared to year-end 2002, primarily as a result of repaying $150 million maturing debt securities in both January and June 2003, offset partially by an increase in our long-term Euro facility of $120 million.

  •
  Short-term debt increased $154 million, primarily due to a $64 million increase in the Euro credit facility as well as an increase in other foreign short-term debt and commercial paper.

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

        We received approximately $223 million by privately placing $225 million aggregate principal amount of 7.375% senior notes in fourth quarter 2002. In May 2003, we completed an offer to exchange these notes for notes registered under the Securities Act of 1933 and having identical terms.

        The major rating agencies' ratings of our debt at June 30, 2003 appear in the table below. On August 13, 2003, Standard and Poor's changed its outlook on Aon from stable to negative. Ratings from Moody's Investor Services and Fitch, Inc. are on stable outlook.

	Standard And Poor's	Moody's Investor Services	Fitch, Inc.
Senior long-term debt	A-	Baa2	A-
Commercial paper	A-2	P-2	F-2

        Aon's principal insurance underwriting subsidiaries are rated "A", with a stable outlook by A.M. Best for their claims paying ability.

Stockholders' Equity

        Stockholders' equity increased $423 million during the first six months 2003 to $4.3 billion, mainly reflecting net income before preferred dividends of $298 million and a $137 million (after tax) foreign exchange benefit, which was partially offset by dividends paid to stockholders of $95 million.

        Accumulated other comprehensive loss decreased $168 million since December 31, 2002. Net foreign exchange losses improved by $137 million because of the weakening U.S. dollar against foreign currencies as compared to the prior year-end. Net derivative gains increased $3 million over year-end 2002. Net unrealized investment gains rose $28 million during 2003.

        At June 30, 2003, stockholders' equity per share was $13.80, up from $12.56 at December 31, 2002, due principally to net income for the first six months 2003, as well as lower net foreign exchange losses.

Special Purpose Entities

        We use special purpose entities and qualifying special purpose entities (QSPE), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140 and other relevant accounting guidance.

        Certain of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions. Subject to certain limitations, agreements provide for sales to these conduit vehicles continuing through December 2005. As of June 30, 2003, the maximum commitment contained in these agreements was $1.9 billion.

        Under the agreements, the receivables are sold to the conduits. Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we guarantee. Under these recourse provisions, our maximum credit risk was approximately $101 million at June 30, 2003. The U.S. facility was renewed in July 2003. The facility will be increased by $100 million, and Aon's percentage guarantee will be reduced, replaced by a collateral enhancement. We intend to renew all conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements.

        A subsidiary of Aon is also a general partner in a limited partnership (LP) that purchased automobile installment contracts from automobile dealers and subsequently securitized these contracts through securitization transactions in accordance with the requirements of FASB Statement No. 140. Effective April 1, 2001, the LP ceased purchasing and securitizing new automobile installment contracts. A subsidiary of Aon continues to service the existing portfolio for the LP. Aon acts as a performance guarantor with respect to its subsidiary's servicing duties under the securitization agreement. As of June 30, 2003, the remaining unpaid principal amount of securitized installment contracts outstanding was $311 million. As the general partner of the LP, Aon has recourse with respect to a limited guarantee relating to the LP's securitization agreement. In February 2003, an agreement was reached with the beneficial interest holders, reducing the amount of recourse to Aon. The amount of the recourse at June 30, 2003 was $10 million. The amounts for the LP have been included in Aon's disclosure because Aon has guaranteed a portion of the LP's maximum recourse obligations.

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

        The fixed-maturity securities our subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. As part of this transaction, the insurance companies are required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. Approximately $10 million of these commitments were funded in the first half 2003. As of June 30, 2003, the unfunded commitments amounted to $90 million. Based on the downgrades of Aon's credit ratings made by the rating agencies in October 2002 on Aon's senior debt, credit support agreements were purchased in January 2003, whereby $100 million of cash of one of our underwriting subsidiaries has been pledged as collateral for these commitments. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        If the insurance companies fail to purchase additional fixed-maturity securities as commitments are drawn down, Aon has guaranteed their purchase.

        Aon has recognized other than temporary impairment writedowns equal to the original cost of one tranche, including $27 million in first quarter 2003. The preferred stock interest represents a beneficial interest in securitized limited partnership investments. The fair value of the private preferred stock interests is dependent on the value of the limited partnership investments held by PEPS I. Management assesses other than temporary declines in the fair value below cost using a financial model that considers the value of the underlying limited partnership investments of PEPS I and the nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Exposure

        We are subject to various market risk exposures, including foreign exchange rate, interest rate, credit and equity price risk.

        We are subject to foreign exchange rate risk associated with translating financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the British pound, Euro, Canadian dollar, and the Australian dollar. Aon uses over-the-counter (OTC) options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. During the first six months 2003, the weakening U.S. dollar decreased our accumulated other comprehensive loss by $137 million.

        Certain of Aon's foreign brokerage subsidiaries, primarily in the United Kingdom, receive revenues in currencies that differ from their functional currencies. To reduce the variability of cash flows from these transactions, Aon has entered into foreign exchange forwards and options with settlement dates prior to December 2005.

        The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. The net impact of these fluctuations on Aon's net income was $0.03 per share for the quarter and $0.06 per share for the first six months 2003.

        We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

        The nature of the income of our business is affected by changes in international and domestic interest rates. Aon uses futures contracts, options on futures contracts, interest rate swaps and OTC interest rate options to reduce the price volatility and adjust the duration of its underwriting company's fixed-maturity portfolios. Aon will also use these instruments to hedge the fair value of its fixed-rate notes.

        From time to time we enter into interest rate swap and floor agreements and use exchange-traded futures and options to limit our net exposure to changes in short-term interest rates. A decrease in global short-term interest rates adversely affects Aon's income. This activity primarily relates to brokerage fiduciary funds in the U.S. and U.K.

        Interest rate swaps and caps are used to limit exposure to changes in interest rates related to interest rate guarantees provided by a subsidiary of Aon to certain unaffiliated entities. In August 2000, these guarantees were replaced with new offsetting interest rate swaps between Aon and an unaffiliated entity, with Aon essentially retaining the same exposure.

        The underwriting companies fixed income investment portfolios are subject to credit risk. The reduction of a fixed income security's credit rating will adversely affect the price of the security. The credit quality of Aon's fixed income portfolio is very high. The portfolio maintains an "AA" average credit rating. The fixed maturity portfolio credit profile is monitored daily and evaluated regularly.

        The valuation of our marketable equity security portfolio is subject to equity price risk. Aon sells futures contracts and purchases options to reduce the price volatility of its equity securities portfolio and equity securities it owns indirectly through limited partnership investments.

ITEM 4.    CONTROLS AND PROCEDURES

        Aon's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation (the "Evaluation") of the effectiveness of Aon's disclosure controls and procedures as of June 30, 2003, and have determined that such controls and procedures are designed in such a way to ensure that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There were no changes in Aon's internal controls over financial reporting that were identified during the Evaluation that occurred during Aon's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aon's internal controls over financial reporting.

Review by Independent Auditors

        The condensed consolidated financial statements at June 30, 2003, and for the six months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
Aon Corporation

        We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of June 30, 2003, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six-months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
Chicago, Illinois August 8, 2003

PART II
OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Meeting of Stockholders of the Registrant was held on May 16, 2003 (the "2003 Annual Meeting").

  (b)
  Not applicable.

  (c)
  Certain matters voted upon at the Annual Meeting and the votes cast with respect to such matters are as follows:

  (i)
  Election of Directors

Name	For	Against
Edgar D. Jannotta	280,535,095	24,440,581
P.J. Kalff	284,737,580	20,238,096
Lester B. Knight	278,404,778	26,570,898
J. Michael Losh	284,752,586	20,223,090
R. Eden Martin	280,370,286	24,605,390
Andrew J. McKenna	278,463,811	26,511,865
Robert S. Morrison	273,909,261	31,066,415
Richard C. Notebaert	273,717,793	31,257,883
Michael D. O'Halleran	284,528,739	20,446,937
John W. Rogers, Jr.	281,031,680	23,943,996
Patrick G. Ryan	280,434,083	24,541,593
George A. Schaefer	273,790,637	31,185,039
Carolyn Y. Woo	279,848,474	25,127,202
  (ii)
  Ratification of selection of Ernst & Young as accountants for the 2003 fiscal year.

For	Against	Abstain
294,120,795	8,857,096	1,997,785
  (d)
  Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits—The exhibits filed with this report are listed on the attached Exhibit Index.

(b)
Reports on Form 8-K—During the quarter ended June 30, 2003, the Registrant filed two Current Reports on Form 8-K and two additional Current Reports on Form 8-K thereafter.

(i)
On May 2, 2003, the Registrant filed a Current Report on Form 8-K dated May 2, 2003, for the purpose of providing, under Item 9, an updated presentation for its segment disclosure.

(ii)
On May 5, 2003, the Registrant filed a Current Report on Form 8-K dated May 5, 2003, for the purpose of reporting, under Item 9, its results of operations for the quarter ended March 31, 2003.

(iii)
On July 11, 2003, the Registrant filed a Current Report on Form 8-K dated July 11, 2003, for the purpose of providing, under Item 9, an updated presentation for its segment disclosure.

(iv)
On August 6, 2003, the Registrant filed a Current Report on Form 8-K dated August 5, 2003, for the purpose of reporting, under Item 9, its results of operations for the quarter and six months ended June 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation (Registrant)
August 13, 2003	/s/ DAVID P. BOLGER DAVID P. BOLGER EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

Aon CORPORATION

Exhibit Number

In Regulation S-K

Item 601 Exhibit Table

10(ab)
Employment Agreement of D. Cameron Findlay

(12)
Statements regarding Computation of Ratios

(a)
Statement regarding Computation of Ratio of Earnings to Fixed Charges.

(b)
Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

(15)
Letter re: Unaudited Interim Financial Information

(31.1)
Certification of CEO

(31.2)
Certification of CFO

(32.1)
Certification of CEO Pursuant to Section 1350 of Title 18 of the United States Code

(32.2)
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
Condensed Consolidated Statements of Income
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
PART II OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE