Form 10-Q
period 2003-09-30
AON CORP
filed 2003-11-13
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒    NO ☐

        Number of shares of common stock outstanding:

Class	No. Outstanding as of 9-30-03
$1.00 par value Common	313,607,965

Part 1
Financial Information

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
	Sept. 30, 2003	Dec. 31, 2002
	(Unaudited)
	(millions)
ASSETS
Investments
Fixed maturities at fair value	$2,575	$2,089
Equity securities at fair value	47	62
Short-term investments	3,824	3,836
Other investments	695	600

Total investments	7,141	6,587
Cash	570	506
Receivables
Risk and insurance brokerage services and consulting	8,135	8,430
Other receivables	1,398	1,213

Total receivables	9,533	9,643
Deferred Policy Acquisition Costs	973	882
Goodwill (net of accumulated amortization: 2003—$773, 2002—$723)	4,313	4,099
Other Intangible Assets (net of accumulated amortization: 2003—$281, 2002—$238)	189	225
Property and Equipment	830	865
Other Assets	2,661	2,527

TOTAL ASSETS	$26,210	$25,334

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance Premiums Payable	$10,147	$9,904
Policy Liabilities
Future policy benefits	1,369	1,310
Policy and contract claims	1,537	1,251
Unearned and advance premiums and contract fees	2,772	2,610
Other policyholder funds	67	139

Total Policy Liabilities	5,745	5,310
General Liabilities
General expenses	1,937	2,012
Short-term borrowings	166	117
Notes payable	1,368	1,671
Other liabilities	1,696	1,673

TOTAL LIABILITIES	21,059	20,687
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Junior Subordinated Debentures	702	702
Stockholders' Equity
Common stock—$1 par value	336	333
Paid-in additional capital	2,282	2,228
Accumulated other comprehensive loss	(779)	(954)
Retained earnings	3,514	3,251
Less—Treasury stock at cost	(784)	(794)
Deferred compensation	(170)	(169)

TOTAL STOCKHOLDERS' EQUITY	4,399	3,895

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,210	$25,334

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Third Quarter Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
	(millions except per share data)
Revenue
Brokerage commissions and fees	$1,660	$1,547	$5,041	$4,493
Premiums and other	673	607	1,940	1,780
Investment income	58	88	228	171

Total revenue	2,391	2,242	7,209	6,444

Expenses
General expenses	1,745	1,640	5,247	4,754
Benefits to policyholders	367	350	1,037	1,055
Interest expense	24	32	79	91
Amortization of intangible assets	18	13	46	38
Unusual charges (credits)—World Trade Center	—	(18)	46	(18)

Total expenses	2,154	2,017	6,455	5,920

Income From Continuing Operations Before Income Tax and Minority Interest	237	225	754	524
Provision for income tax	88	83	279	194

Income From Continuing Operations Before Minority Interest	149	142	475	330
Minority interest—8.205% trust preferred capital securities	(9)	(10)	(27)	(30)

Income From Continuing Operations	140	132	448	300

Discontinued Operations
Loss from operations of discontinued automotive finance servicing business, including loss on disposal	(39)	(8)	(55)	(20)
Income tax benefit	(14)	(4)	(20)	(8)

Loss From Discontinued Operations, net of tax	(25)	(4)	(35)	(12)

Net Income	$115	$128	$413	$288

Preferred stock dividends	(1)	(1)	(2)	(2)

Net Income Available for Common Stockholders	$114	$127	$411	$286

Basic Net Income Per Share:
Income from continuing operations	$0.44	$0.47	$1.41	$1.08
Discontinued operations	(0.08)	(0.01)	(0.11)	(0.04)

Net income	$0.36	$0.46	$1.30	$1.04

Dilutive Net Income Per Share:
Income from continuing operations	$0.44	$0.47	$1.41	$1.07
Discontinued operations	(0.08)	(0.01)	(0.11)	(0.04)

Net income	$0.36	$0.46	$1.30	$1.03

Cash dividends per share paid on common stock	$0.15	$0.225	$0.45	$0.675

Dilutive average common and common equivalent shares outstanding	318.6	277.1	317.3	277.2

See the accompanying notes to the condensed consolidated financial statements.

Aon CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002
	(millions)
Cash Flows from Operating Activities:
Net income	$413	$288
Adjustments to reconcile net income to cash provided by operating activities
Loss from discontinued operations, net of tax	35	12
Insurance operating assets and liabilities, net of reinsurance	126	289
Amortization of intangible assets	46	38
Depreciation and amortization of property, equipment and software	183	150
Income taxes	15	(38)
Special and unusual charges and purchase accounting liabilities	(7)	8
Valuation changes on investments, income on disposals and impairments	(70)	96
Other receivables and liabilities—net	339	206

Cash Provided by Operating Activities	1,080	1,049

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	134	128
Calls and prepayments	65	68
Sales	1,224	1,367
Equity securities	24	247
Other investments	—	62
Purchase of investments
Fixed maturities	(1,835)	(1,169)
Equity securities	(1)	(19)
Other investments	—	(27)
Short-term investments—net	13	(491)
Acquisition of subsidiaries	(41)	(40)
Proceeds from sale of operations	30	—
Property and equipment and other—net	(145)	(196)

Cash Used by Investing Activities	(532)	(70)

Cash Flows from Financing Activities:
Treasury and common stock transactions—net	(6)	29
Issuance of short-term borrowings—net	37	43
Issuance of long-term debt	119	166
Repayment of long-term debt	(424)	—
Interest sensitive, annuity and deposit-type contracts
Withdrawals	(79)	(555)
Cash dividends to stockholders	(142)	(186)

Cash Used by Financing Activities	(495)	(503)

Effect of Exchange Rate Changes on Cash	11	12

Increase in Cash	64	488
Cash at Beginning of Period	506	439

Cash at End of Period	$570	$927

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

        Certain amounts in the 2002 condensed consolidated financial statements relating to segments and discontinued operations have been reclassified to conform to the 2003 presentation.

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

	Third Quarter ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
	(millions except per share data)
Net income, as reported	$115	$128	$413	$288
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	11	2	23	11
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	16	10	41	32

Pro forma net income	$110	$120	$395	$267

Net income per share:
Basic
As reported	$0.36	$0.46	$1.30	$1.04
Pro forma	$0.35	$0.44	$1.25	$0.97
Dilutive
As reported	$0.36	$0.46	$1.30	$1.03
Pro forma	$0.35	$0.44	$1.25	$0.96

        The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in FASB Statement No. 123 has not been applied to options and awards granted prior to January 1995.

  Endurance Warrants and Common Stock Investment

        In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd., formerly known as Endurance Specialty Insurance Ltd. (Endurance), a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. As of September 30, 2003, Aon's common stock investment in Endurance was $289 million, representing approximately 11.4 million shares. In conjunction with this common stock investment, Aon's underwriting subsidiaries also received approximately 4 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.

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

        In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. With the assistance of an independent third party, Aon has valued the warrants using the Black-Scholes pricing model and has determined that the warrants had a fair value of approximately $64 million as of September 30, 2003, a decrease of $2 million pretax from June 30, 2003.

        The valuation assumptions used in the model at September 30, 2003 were as follows:

• Maturity (in years)	8.21
• Spot Price	$25.95
• Risk Free Interest Rate	4.22%
• Dividend Yield	0.00%
• Volatility	28%
• Exercise Price	$15.96

        The model assumes: the warrants are "European-style," which means that they are valued as if the exercise can only occur on the expiration date; the spot and exercise prices are reduced by expected future dividends; and the dividend remains unchanged during the period the warrants are outstanding.

        The $64 million (pretax) year-to-date increase and $2 million (pretax) quarterly decrease in value was recognized as investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at September 30, 2003 due to the inherent volatility of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

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

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement No. 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

        Aon adopted the disclosure requirements of Statement No. 148 effective with its 2002 Annual Report. Aon is evaluating its position regarding its accounting for stock-based compensation based on recent FASB initiatives.

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

        The provisions of FIN 46 are effective for variable interest entities created after January 31, 2003, and were to be effective for variable interest entities existing prior to that date beginning July 1, 2003. On October 9, 2003, the FASB issued Staff Position 46-6, deferring the effective date for applying the provisions of FIN 46 for variable interest entities created before February 1, 2003 until the end of the fourth quarter 2003. Aon Capital A, a wholly-owned statutory business trust which issued the Capital Securities (see below and footnote 10), may need to be deconsolidated because Aon believes that it is not the primary beneficiary as defined in FIN 46. As a result, Aon may be required to reflect, as a liability on its balance sheet, its 8.205% Junior Subordinated Deferrable Interest Debentures due to Aon Capital A.

        The Company continues to evaluate the impact that FIN 46 will have on its consolidated financial statements. The evaluation process is complex and there is limited implementation guidance available.

The adoption of FIN 46 is not expected to have a material effect on Aon's consolidated stockholders' equity or net income.

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

        Statement No. 150 must be applied immediately to instruments entered into or modified after May 15, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. On October 29, 2003, the FASB indefinitely deferred the application of certain portions of Statement No. 150. As a result, Aon will not reclassify to liabilities its Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely the Company's Junior Subordinated Debentures (Capital Securities—$702 million) or the minority interest related to these securities in third quarter 2003. Based on additional analysis and interpretation of Statement No. 150, it was also determined that Aon's Redeemable Preferred Stock ($50 million) does not qualify as a liability under Statement No. 150 and should not be reclassified.

3.     Income Per Share

        Income per share is calculated as follows:

	Third Quarter ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
	(millions except per share data)
Income from continuing operations	$140	$132	$448	$300
Loss from discontinued operations, net of tax	(25)	(4)	(35)	(12)

Net income	115	128	413	288
Redeemable preferred stock dividends	(1)	(1)	(2)	(2)

Net income for dilutive and basic	$114	$127	$411	$286

Basic shares outstanding	317	276	316	275
Common stock equivalents	2	1	1	2

Dilutive potential common shares	319	277	317	277

Basic net income per share:
Income from continuing operations	$0.44	$0.47	$1.41	$1.08
Discontinued operations	(0.08)	(0.01)	(0.11)	(0.04)

Net income	$0.36	$0.46	$1.30	$1.04

Dilutive net income per share:
Income from continuing operations	$0.44	$0.47	$1.41	$1.07
Discontinued operations	(0.08)	(0.01)	(0.11)	(0.04)

Net income	$0.36	$0.46	$1.30	$1.03

        Options to purchase 23 million and 25 million shares of Aon common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS for the quarter then ended. Options to purchase 24 million and 15 million shares of Aon common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted EPS for the nine months then ended. These options were excluded from the diluted EPS computation because the options' exercise price was greater than the average market price of the common shares.

4.     Comprehensive Income

        The components of comprehensive income, net of related tax, for the third quarter and nine months ended September 30, 2003 and 2002 are as follows:

	Third Quarter ended September 30,		Nine Months ended September 30,
	2002	2003	2002	2003
	(millions)
Net income	$115	$128	$413	$288
Net derivative gains (losses)	(1)	4	2	17
Net unrealized investment gains (losses)	(4)	7	24	55
Net foreign exchange gains (losses)	12	(20)	149	74

Comprehensive income	$122	$119	$588	$434

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

	September 30, 2003	December 31, 2002
	(millions)
Net derivative gains	$24	$22
Net unrealized investment gains	24	—
Net foreign exchange losses	(107)	(256)
Net additional minimum pension liability	(720)	(720)

Accumulated other comprehensive loss	$(779)	$(954)

5.     Business Segments

        Aon classifies its businesses into three operating segments based on the types of services and/or products delivered. There is also a fourth segment, Corporate and Other. The Risk and Insurance Brokerage Services segment (formerly called Insurance Brokerage and Other Services) consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including claims services, underwriting management, captive insurance company management services and premium financing. The Consulting segment is Aon's human capital consulting organization which utilizes five major practices: employee benefits, compensation, management consulting, communications and human resource outsourcing. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty and select property and casualty insurance products. Corporate and Other segment revenue consists primarily of: investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities; valuation changes in limited partnership investments; and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other expenses include general expenses, including administrative and certain information technology costs, and interest expense.

        The business units below have been reclassified beginning in first quarter 2003 among segments as follows:

  •
  Certain administration and marketing services relating to Aon's insurance underwriting operations, previously included in the Risk and Insurance Brokerage Services segment, were reclassified into the Insurance Underwriting segment.

  •
  Automotive finance servicing business, previously included in the Risk and Insurance Brokerage Services segment, was reclassified into the Corporate and Other segment. In the third quarter 2003, Aon committed to a formal plan to sell this business, which has been in run-off since the first quarter 2001. Activity attributable to this business has been reclassified to discontinued operations.

        Previously reported segment information has been reclassified to conform to this new presentation. No changes or restatements have been made to prior period earnings per share or consolidated financial statements (income statement, balance sheet, or cash flow statement) as reported under accounting principles generally accepted in the United States as a result of the segment modifications. However, certain amounts in prior periods' consolidated financial statements have been reclassified to reflect the automotive finance servicing business as a discontinued operation. For the segment disclosures only, three of the segments will have reclassified revenue and pretax income beginning in first quarter 2003.

        The accounting policies of the operating segments are the same as those described in Aon's Annual Report on Form 10-K for the year ended December 31, 2002, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were to third parties, that is, at current market prices.

        Revenues are attributed to geographic areas based on the location of the resources producing the revenues.

        Revenue from continuing operations for Aon's segments follows:

	Third Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	(millions)
Risk and Insurance Brokerage Services	$1,370	$1,247	$4,168	$3,619
Consulting	286	269	862	750
Insurance Underwriting	742	718	2,143	2,117
Corporate and Other	14	8	85	(42)
Intersegment revenues	(21)	—	(49)	—

Total revenue	$2,391	$2,242	$7,209	$6,444

        Aon's operating segments' geographic revenue and income before income tax follows:

	Risk and Insurance Brokerage Services				Insurance Underwriting
			Consulting
Third Quarter ended Sept. 30:
	2003	2002	2003	2002	2003	2002
	(millions)
Revenue
United States	$607	$612	$191	$186	$490	$525
United Kingdom	299	270	43	39	133	99
Continent of Europe	230	195	27	23	54	43
Rest of World	234	170	25	21	65	51

Total revenue	$1,370	$1,247	$286	$269	$742	$718

Income before income tax	$187	$209	$20	$26	$58	$41

	Risk and Insurance Brokerage Services				Insurance Underwriting
			Consulting
Nine Months ended Sept. 30:
	2003	2002	2003	2002	2003	2002
	(millions)
Revenue
United States	$1,798	$1,718	$561	$503	$1,467	$1,539
United Kingdom	863	760	131	112	335	284
Continent of Europe	843	646	96	71	154	115
Rest of World	664	495	74	64	187	179

Total revenue	$4,168	$3,619	$862	$750	$2,143	$2,117

Income before income tax	$592	$542	$61	$76	$185	$111

        Selected information for Aon's Corporate and Other segment follows:

	Third Quarter ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
	(millions)
Revenue:
Investment income:
Income from marketable equity securities and other investments(1)	$12	$8	$101	$14
Limited partnership investments	1	—	1	14
Interest on tax refund	—	—	—	48
Net gain (loss) on disposals and related expenses(2)	1	—	(17)	(118)

Total revenue	14	8	85	(42)

Expenses:
General expenses	18	27	44	72
Interest expense	24	32	79	91
Unusual charges—World Trade Center	—	—	46	—

Total expenses	42	59	169	163

Loss before income tax	$(28)	$(51)	$(84)	$(205)

(1)
Includes loss of $2 million and income of $64 million related to changes in the value of warrants held by the company in Endurance for the third quarter and nine months ended September 30, 2003, respectively, as well as $8 million and $28 million of equity earnings from the Company's investment in Endurance for the third quarter and nine months ended September 30, 2003, respectively.

(2)
Includes impairment write-downs of $1 million and $11 million for the third quarters ended September 30, 2003 and 2002, respectively, and $34 million and $120 million (including $51 million for the cumulative adjustment relating to prior financial reporting periods) for the nine months ended September 30, 2003 and 2002, respectively.

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

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
	(millions)
Balance as of December 31, 2002	$3,487	$372	$240	$4,099
Goodwill acquired during the first nine months	32	1	—	33
Foreign currency revaluation	173	6	2	181

Balance as of September 30, 2003	$3,692	$379	$242	$4,313

        Intangible assets are classified into three categories:

  •
  "Customer Related and Contract Based" include client lists as well as non-compete covenants;

  •
  "Present Value of Future Profits" represents the future profits of purchased books of business of the insurance underwriting subsidiaries; and

  •
  "Marketing, Technology and Other" are all other purchased intangibles not included in the preceding categories.

        Intangible assets by asset class follow:

	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
	(millions)
As of September 30, 2003
Gross carrying amount	$221	$73	$176	$470
Accumulated amortization	158	38	85	281

Net carrying amount	$63	$35	$91	$189

	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
	(millions)
As of December 31, 2002
Gross carrying amount	$225	$76	$162	$463
Accumulated amortization	148	24	66	238

Net carrying amount	$77	$52	$96	$225

        Amortization expense for intangible assets for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is estimated to be $60 million, $49 million, $43 million, $36 million and $14 million, respectively.

7.     Business Combinations

        For the third quarter and first nine months 2003, Aon made payments of $2 million and $7 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

        In 1996 and 1997, Aon recorded pretax special charges of $60 million and $145 million, respectively, related to management's commitment to a formal plan of restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A). Also in 1997, following management's commitment to a formal plan of restructuring the A&A and Bain Hogg brokerage operations, Aon recorded $264 million in costs to restructure those acquisitions. Together, these costs were primarily related to termination benefits of $152 million, lease abandonments and other exit costs of $280 million, and asset impairments of $37 million. All termination benefits have been paid. The remaining liability of $46 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

        The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2001	$58
Cash payments in 2002	(11)
Cash payments in 2003	(7)
Foreign currency revaluation	6

Balance at September 30, 2003	$46

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

        For the third quarter and nine months ended September 30, 2003, Aon made payments of $1 million and $9 million, respectively, related to the business transformation plan.

        The following table sets forth the activity related to the liability for termination benefits and other costs to exit an activity:

	Termination Benefits	Other Costs to Exit an Activity	Total
	(millions)
Expense charged in 2000	$54	$6	$60
Cash payments in 2000	(13)	(3)	(16)
Expense charged in 2001	109	21	130
Cash payments in 2001	(73)	(20)	(93)
Credit to expense in 2002	(6)	—	(6)
Cash payments in 2002	(46)	(3)	(49)
Cash payments in 2003	(8)	(1)	(9)
Foreign currency revaluation	4	—	4

Balance at September 30, 2003	$21	$—	$21

        All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position. Termination benefits of $10 million and $6 million are expected to be paid in the remainder of 2003 and in 2004, respectively, with the remainder payable thereafter.

9.     Capital Stock

        During the first nine months 2003, Aon issued 2,409,000 shares of common stock for employee benefit plans, 509,000 shares in connection with the employee stock purchase plan, and 623,000 shares in connection with current year acquisitions and commitments from previous acquisitions. Aon purchased 98,000 shares of its common stock at a total cost of $5 million during the first nine months 2003, resulting from the settlement of a contingent payment related to a prior acquisition. There were 22.4 million shares of common stock held in treasury at September 30, 2003, of which all but 32,000 shares are restricted as to their reissuance.

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

        As of September 30, 2003, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. Such liabilities amounted to $22 million, net of reinsurance recoverables and other assets of $86 million.

12.   Automotive Finance Servicing Business

        In the third quarter 2003, Aon decided that it will sell its automobile finance servicing business, which has been in run-off since first quarter 2001. Aon anticipates that the sale will be completed within the next twelve months, and possibly by year-end 2003. Operating results from prior periods attributable to this unit have been reclassified as discontinued operations. Revenues of this business were $3 million and $4 million for the third quarter ended September 30, 2003 and 2002, respectively, and $11 million and $12 million for the nine months ended September 30, 2003 and 2002, respectively. Included in the loss from discontinued operations in third quarter 2003 is a pretax loss from operations of $15 million and a loss from the revaluation of the business of $24 million. The assets and liabilities of the discontinued operations have been reclassified to other assets and other liabilities, respectively, on the September 30, 2003 condensed consolidated statements of financial position, and amounted to $51 million and $39 million, respectively.

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

        On May 22, 2003, five lawsuits were filed against Aon's subsidiary by different participants in the Unicover Pool. Each of these lawsuits is premised on the contention that an arbitration panel ruled in October 2002 to rescind the Unicover retrocessionaires' obligation to provide coverage to the Unicover Pool for any business bound or renewed on behalf of the Pool after August 31, 1998. Aon is generally aware, and has previously reported, that an arbitration was held.

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

        The third lawsuit is brought by Phoenix and Cologne against Aon's subsidiary, unrelated broker Rattner Mackenzie Limited ("Rattner"), Cragwood, and several of the principals of Cragwood in the United States District Court for the District of New Jersey. In this multi-count complaint, Phoenix and Cologne seek substantial compensatory and punitive damages. Phoenix and Cologne allege breaches of contract or legal duty and commission of various tortious acts, and allege among other things that Aon's brokerage subsidiary acted as a joint venturer with, and conspired with, Unicover in connection with the Unicover Pool. The fourth lawsuit is brought by Lincoln in the United States District Court for the District of New Jersey. In this lawsuit, Lincoln seeks unspecified, but substantial, damages for various alleged torts and alleged breaches of duty in connection with the Unicover Pool. The fifth lawsuit, similar to the fourth, filed in the Superior Court of New Jersey, Middlesex County, is brought by Unicover Pool participant ReliaStar Life Insurance Company ("ReliaStar") against several principals of Unicover Managers, Aon's subsidiary, one of its employees, Rattner, and an employee of Rattner.

        Aon's management has reviewed these complaints and believes that Aon's subsidiary has meritorious defenses and intends to vigorously defend itself against all of these claims. As previously disclosed, the Unicover issues are complex, and therefore the timing and amount of resolution of these claims cannot be determined at this time.

        Certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. Aon's ultimate exposure from the private pension plan review, as presently calculated, is subject to a number of variable factors including, among others, general level of pricing in the equity markets, the interest rate established quarterly for calculating compensation, and the precise scope, duration and methodology of the review, including whether recent regulatory guidance will have to be applied to previously settled claims. These variable factors are ones that the U.K. Financial Services Authority, the current governing body in the U.K., has used as a basis in the past for establishing the calculation tables to determine redress or compensatory amounts. Because Aon is unable to predict if, or how, regulators may change these tables or if, or how, they may apply future regulatory guidance to previous claims, Aon has been, and will continue to be, unable to determine a range or estimate of additional possible exposure. However, Aon has resolved the vast majority of the known claims against it. Aon has submitted to its errors and omissions ("E&O") insurers a claim for a portion of the amounts paid, and those insurers are considering Aon's claim in due course. Although one recent decision in the UK, which did not involve Aon, held that pension mis-selling claims could not be aggregated for purposes of applying the E&O insurance deductible, the language in that contested E&O policy is significantly different than the language in Aon's E&O policy. Aon continues to believe that its insurance claim is probable of recovery.

        One of Aon's insurance subsidiaries is a defendant in more than twenty lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. As of the end of the third quarter of 2003, Aon has entered into compromise settlements of several of the lawsuits and approximately 2,000 claims. There are still at least 2,700 threatened claims outstanding. Each of the remaining lawsuits and any threatened claim is being investigated and vigorously defended.

        On August 8, 2002, Daniel & Raizel Taubenfeld, purported Aon stockholders, filed a putative class action lawsuit in the United States District Court for the Northern District of Illinois, on behalf of purchasers of Aon Common Stock between May 4, 1999 and August 6, 2002. The complaint names Aon, Patrick G. Ryan, Chairman and Chief Executive Officer, and Harvey N. Medvin, Aon's then Executive Vice President and Chief Financial Officer, as defendants, and contains allegations of violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act relating to Aon's press release issued on August 7, 2002. The plaintiff seeks, among other things, class action certification, compensatory damages in an unspecified amount and an award of costs and expenses, including counsel fees. On January 17, 2003, the lead plaintiff filed a "Consolidated Amended Complaint" against the same defendants which alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act.

        There have been nine other putative class action lawsuits filed against Aon and certain of its officers and directors in the United States District Court for the Northern District of Illinois, and each is substantially similar to the initial lawsuit. All of these actions have been consolidated with the Taubenfeld action and a lead plaintiff has been appointed by the court.

        Aon has also received a complaint which purports to be a shareholder's derivative action against Aon and each of Aon's directors. This complaint, which is styled Bernard Stern v. Patrick Ryan, et al. was filed in the Circuit Court of Cook County, Illinois on September 13, 2002. This lawsuit makes allegations which are substantially similar to the original Taubenfeld lawsuit.

        In the third quarter of 2003, Aon and attorneys representing plaintiffs in the purported shareholder and derivative actions agreed to settle these actions. The memorandum of understanding memorializing the settlement calls for Aon to pay a total of $7.25 million and to take certain steps relating to Aon's corporate governance, certain of which had already been undertaken by Aon. The settlement is subject to a process that includes notice to putative class members and final court approval. Aon has fully reserved the settlement and estimated remaining litigation costs.

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

14.   Subsequent Event

        In November 2003, Aon reached a final settlement of approximately $200 million for its World Trade Center property insurance claim. A cash payment of approximately $92 million is expected during fourth quarter 2003, in addition to the $108 million already collected.

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

        This Management's Discussion and Analysis is organized using the following outline:

  KEY RECENT EVENTS

    Segment Reporting and Cost Reallocation
    Run-off of Certain Operations
    Discontinued Operations
    World Trade Center
    Endurance Warrants and Common Stock Investment

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

  •
  Our auto finance service business, previously included in the Risk and Insurance Brokerage Services segment, was reclassified into the Corporate and Other segment. In the third quarter 2003, we committed to a formal plan to sell this business, which has been in run-off since first quarter 2001. An active program was initiated to locate potential buyers and we are currently evaluating the acceptable bids that have been received. It is our intent to complete this sale as soon as possible. Activity attributable to this business is reflected under discontinued operations.

        Previously reported segment information has been reclassified to conform to this new presentation. No changes or restatements have been made to prior period earnings per share or consolidated financial statements (income statement, balance sheet, or cash flow statement) as reported under accounting principles generally accepted in the United States (GAAP) as a result of the segment modifications. However, certain amounts in prior periods' consolidated financial statements have been reclassified to reflect our automotive finance servicing business as a discontinued operation.

        Beginning in 2003, we refined our methodology for allocating certain costs to the segments. For the third quarter 2003, this revised cost allocation methodology reduced Consulting and Insurance Underwriting segment pretax income by approximately $4 million and $3 million, respectively, with the $7 million offset reflected in the Risk and Insurance Brokerage Services segment. For the first nine months 2003 this revised cost allocation methodology reduced pretax income for Consulting by $12 million and Insurance Underwriting by $9 million, with the $21 million offset reflected in the Risk and Insurance Brokerage Services segment. The revised methodology improves the assignment of costs, which are controlled on a centralized basis, to the operating segments.

        In our segment discussion, three of the segments have reclassified revenue, pretax income and pretax margins. Please refer to Aon's Form 8-K furnished to the SEC on July 11, 2003 for further information on prior periods.

Run-off of Certain Operations

        In February 2003, we announced that we would be discontinuing our accident and health insurance underwriting operations in Mexico, Argentina and Brazil, as well as our large company group life insurance business in the U.S. These lines of businesses generated approximately $3 million of revenues and $2 million of losses in the third quarter 2003, compared to $26 million of revenues and $6 million of losses last year. Year-to-date 2003 revenues generated were $11 million with $6 million in losses, compared to $74 million of revenues and losses of $9 million during the prior year. Total premiums earned in 2002 were approximately $100 million. In the U.K., we recently decided to run-off certain non-core accident and health business. This business has generated $29 million of revenue with pretax income of $2 million in the first nine months 2003. For the first nine months 2002, revenues of $25 million were earned, generating pretax income of approximately $3 million. We are pursuing a "back to basics" strategy in the accident and health insurance business, where the focus will be on core products and regions with the best returns on investments.

Discontinued Operations

        In the third quarter 2003 we decided to sell our automotive finance servicing business, which has been in run-off since first quarter 2001. Based on this decision, losses attributable to this business in 2003 and 2002 are reflected as discontinued operations. The pretax loss recorded in third quarter 2003 of $39 million is comprised of operating losses of $15 million and a loss from the revaluation of the business for sale of $24 million. We believe that selling this business is appropriate given the reduced size of the portfolio being run-off and the continued decline in used automobile prices.

World Trade Center

        In order to resume business operations and minimize the loss caused by the World Trade Center disaster, we secured temporary office space in Manhattan. Subsequently, permanent space was leased, and during the first quarter 2003 we assigned all of our temporary space to another company. The costs relating to this assignment were $46 million pretax for the first nine months 2003. We anticipate incurring additional costs related to this sublease in future quarters, which in the aggregate, will not exceed $6 million.

        In November 2003, Aon reached a final settlement of approximately $200 million for its World Trade Center property insurance claim. A cash payment of approximately $92 million is expected during fourth quarter 2003, in addition to the $108 million already collected.

Endurance Warrants and Common Stock Investment

        In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd., formerly known as Endurance Specialty Insurance Ltd. (Endurance), a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. As of September 30, 2003, Aon's common stock investment in Endurance was $289 million, representing approximately 11.4 million shares. In conjunction with this common stock investment, Aon's underwriting subsidiaries received approximately 4 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a quarterly basis.

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

        In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. With the assistance of an independent third party, Aon has valued the warrants using the Black-Scholes pricing model and has determined that the warrants had a fair value of approximately $64 million (pretax) as of September 30, 2003, a decrease of $2 million (pretax) from June 30, 2003.

        The valuation assumptions used in the model were as follows:

• Maturity (in years)	8.21
• Spot Price	$25.95
• Risk Free Interest Rate	4.22%
• Dividend Yield	0.00%
• Volatility	28%
• Exercise Price	$15.96

        The model assumes: the warrants are "European-style", which means that they are valued as if the exercise can only occur on the expiration date; the spot and exercise prices are reduced by expected future dividends; and the dividend remains unchanged during the period the warrants are outstanding.

        The $64 million (pretax) year-to-date increase and $2 million (pretax) quarterly decrease in value was recognized in investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at September 30, 2003 due to the inherent volatility of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

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

        Specifically, when we refer to organic revenue growth, a non-GAAP financial measure, in the discussion of operating results, we exclude the impact of foreign exchange. In addition, we also exclude the impact of acquisitions, divestitures, transfers of business units, investment income, reimbursable expenses, differences between written premiums and fees and earned premiums and fees and certain unusual items. Written premiums and fees are the basis for organic revenue growth within the Insurance Underwriting segment, however, reported revenues reflect earned premiums and fees.

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

        A reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the segments and sub-segments is presented below in tables preceding discussion of our consolidated and each segment's results. We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures and transfers of business units, which represent the most significant reconciling items. Other reconciling items are generally not significant individually, or in the aggregate, and are therefore, aggregated in an "all other" category. To the extent there is a significant individual reconciling item within the "all other" category in a particular period, additional disclosure is provided in a footnote to the table.

        The following table and commentary provide selected consolidated financial information.

Third quarter ended September 30,	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions & Divestitures	Less: All Other(1)	Organic Revenue Growth
	(millions)
Revenue:
Brokerage commissions and fees	$1,660	$1,547	7%	—	—	—	—
Premiums and other	673	607	11	—	—	—	—
Investment income	58	88	(34)	—	—	—	—

Total consolidated revenue	2,391	2,242	7	3%	1%	(2)%	5%

Expenses:
General expenses	1,745	1,640	6
Benefits to policyholders	367	350	5
Interest expense	24	32	(25)
Amortization of intangible assets	18	13	38
Unusual credits—World Trade Center	—	(18)	(100)

Total expenses	2,154	2,017	7

Income from continuing operations before income tax and minority interest	$237	$225	5%

Pretax margin	9.9%	10.0%

(1)
Includes items discussed above in the "Review of Consolidated Results—General" section.

Nine months ended September 30,	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions & Divestitures	Organic Revenue Growth
	(millions)
Revenue:
Brokerage commissions and fees	$5,041	$4,493	12%	—	—	—
Premiums and other	1,940	1,780	9	—	—	—
Investment income	228	171	33	—	—	—

Total consolidated revenue	7,209	6,444	12	4%	(1)%	9%

Expenses:
General expenses	5,247	4,754	10
Benefits to policyholders	1,037	1,055	(2)
Interest expense	79	91	(13)
Amortization of intangible assets	46	38	21
Unusual charges (credits)—World Trade Center	46	(18)	N/A

Total expenses	6,455	5,920	9

Income from continuing operations before income tax and minority interest	$754	$524	44%

Pretax margin	10.5%	8.1%

Consolidated Results

Revenue

        Total revenues increased $149 million or 7% when compared to the third quarter 2002. On a comparable currency basis, revenue climbed 4%. For the first nine months 2003, revenues were $7.2 billion, an increase of $765 million or 12% over the prior year. On a year-to-date basis, comparable currency revenue growth was 8%. The higher revenue is primarily due to:

  •
  an increase in brokerage commissions and fees for both the quarter and year-to-date, reflecting the growth in new business and improved renewal rates for most of our businesses and, for the nine-month period, higher revenue from outsourcing contracts

  •
  for the third quarter and year-to-date 2003, an increase in premiums and other which is primarily related to insurance underwriting operations, reflects growth in certain warranty and credit programs, along with specialty property and casualty lines.

        For both the third quarter and the first nine months 2003, the revenue growth is reflective of:

  •
  very good results from the reinsurance and international brokerage areas

  •
  improvement in America's brokerage through new business development and improved retention rates

  •
  modest growth in Consulting benefits, compensation, management and communication. The benefit of a new outsourcing business initiated in the third quarter 2002 positively impacted year-to-date results

  •
  warranty, credit and select property and casualty insurance business growth

  •
  on a year-to-date basis, a strong increase in investment income in the Corporate and Other segment

  •
  partially offset in both periods by lower Claim Services revenues.

        In the Corporate and Other segment, the increase in net investment income is reflective of lower impairment write-downs in the third quarter 2003 ($1 million) compared with $11 million last year. For nine months, impairment write-downs are $34 million in 2003 compared to $120 million in 2002. Year-to-date 2002 impairment write-downs included a $51 million cumulative adjustment that related to prior reporting periods. Investment income benefited in 2002 from a $48 million one-time tax related settlement. Current year results reflect losses of $2 million for the third quarter and a gain of $64 million for the first nine months related to changes in the value of Endurance warrants, as well as an increase in equity earnings from our investment in Endurance common stock of $2 million and $21 million for the third quarter and nine months, respectively.

Expenses

        Total expenses increased 7% in the third quarter 2003 over the same period last year to $2.2 billion. General expenses increased $105 million or 6% from the prior year. This increase is due primarily to growth of the businesses, higher pension plan costs of approximately $31 million and a $7 million non-recurring stock-based expense adjustment, which will not affect future periods. Also, third quarter 2002 included an $18 million credit due to a partial settlement with insurance carriers regarding reimbursement for depreciable assets destroyed in the World Trade Center. Benefits to policyholders increased $17 million to $367 million. However, as a percentage of premiums and other revenue, benefits to policyholders declined by over two percentage points. Interest expense declined $8 million due principally to lower debt balances. Amortization of intangible assets rose $5 million.

        For the first nine months 2003, general expenses increased 10% from the previous year to $5.2 billion as a result of business growth, higher pension plan and insurance costs, as well as a $7 million non-recurring stock-based expense adjustment. Benefits to policyholders declined $18 million to $1.0 billion due to lower benefit payout ratios in warranty and particularly in accident and health underwriting, which reflects the "back-to-basics" strategy. This was somewhat offset by reserve strengthening related to National Program Services, Inc. (NPS), a non-owned managing general agent program which is in run-off. Interest expense fell 13% due mainly to lower debt levels. Amortization of intangible assets grew 21%, primarily as a result of higher amortization in the risk and insurance brokerage services segment. In 2003, expenses included a $46 million pretax charge in connection with the assignment to a third party of temporary premises that were obtained by Aon as a result of the destruction of the World Trade Center. For the first nine months 2002, total expenses included an $18 million credit related to the World Trade Center discussed above, $35 million of costs related to the planned divestiture of Combined Specialty, and a credit of $6 million reflecting the reversal of certain termination benefits previously incurred as part of the business transformation plan.

Income from Continuing Operations Before Income Tax and Minority Interest

        Income from continuing operations before income tax and minority interest increased by $12 million to $237 million for the third quarter 2003 from $225 million last year. For year-to-date 2003, income from continuing operations before income tax and minority interest was $754 million, an increase of $230 million or 44% over the previous year. For both periods, margins in Risk and Insurance Brokerage Services were negatively impacted, especially in the quarter, by increased pension costs, declines in investment income and declines in pretax income from claims services. The margin decline in the Consulting segment is primarily due to a change in the allocation method used for centrally controlled costs initiated in the first quarter 2003 plus depressed market conditions as clients continue to suffer employee layoffs, restrained hiring and decreases in discretionary spending. Improvement in Insurance Underwriting was driven by a "back-to-basics" focus in our accident and health underwriting, which improved the benefits payout ratio, and contributed to the margin increase. The improvement in the first nine months is also the result of costs incurred in 2002 related to the planned divestiture with no corresponding amounts in 2003. Corporate and Other revenue was $85 million for year-to-date 2003, an increase of $127 million over the prior year, and was a major contributor to the improvement in income from continuing operations before income tax and minority interest for the first nine months.

Income Taxes

        The effective tax rate was 37% for both third quarter and year-to-date 2003 and 2002. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Income from Continuing Operations

        Income from continuing operations for the third quarter 2003 increased to $140 million from $132 million in 2002. However, earnings per share ($0.44 per both basic and dilutive share) fell from $0.47 per both basic and dilutive share in third quarter 2002 due to the increase in the number of average common and common stock equivalent shares outstanding primarily as a result of our fourth quarter 2002 common stock offering. For the first nine months 2003, net income increased to $448 million ($1.41 per basic and dilutive share) from $300 million ($1.08 per basic and $1.07 per dilutive share) the previous year. The dilution impact of the offering amounted to $0.04 per share in the third quarter and $0.17 for the first nine months, compared to 2002. After netting the effect of currency hedges, the positive impact of foreign currency translations was approximately $0.02 per share for the quarter and $0.08 per share year-to-date. Dividends paid for the redeemable preferred stock have been deducted from net income to compute income per share.

Loss from Discontinued Operations

        Pretax losses from discontinued operations for the third quarter 2003 was $39 million, $31 million higher than 2002. Included in the current quarter's results are operating losses of $15 million as well as a loss on the revaluation of the business for sale of $24 million, which includes estimated costs related to the sale. Year-to-date pretax losses were $55 million, an increase of $35 million over nine months 2002. The higher year-to-date loss is directly attributable to the higher third quarter 2003 operating loss as well as the revaluation loss.

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

        Operating segment revenue includes investment income, as well as the impact of related derivatives, generated by operating invested assets of that segment. Investment characteristics mirror liability characteristics of the respective operating segments:

  •
  Our Risk and Insurance Brokerage Services and Consulting businesses invest client funds and operating funds in short-term obligations

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

  •
  Our insurance subsidiaries also have invested assets that exceed average net policy liabilities, in order to maintain solid claims paying ratings. A majority of these investments are equity related and income from these investments are reflected in Corporate and Other segment revenues.

        The following table and commentary provide selected financial information on the operating segments.

	Third quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(millions)
Operating segment revenue:
Risk and Insurance Brokerage Services	$1,370	$1,247	$4,168	$3,619
Consulting	286	269	862	750
Insurance Underwriting	742	718	2,143	2,117

Total revenue—operating segments	$2,398	$2,234	$7,173	$6,486

Income before income tax:
Risk and Insurance Brokerage Services	$187	$209	$592	$542
Consulting	20	26	61	76
Insurance Underwriting	58	41	185	111

Total income before income tax—operating segments	$265	$276	$838	$729

Pretax Margins:
Risk and Insurance Brokerage Services	13.6%	16.8%	14.2%	15.0%
Consulting	7.0%	9.7%	7.1%	10.1%
Insurance Underwriting	7.8%	5.7%	8.6%	5.2%

Total pretax margins—operating segments	11.1%	12.4%	11.7%	11.2%

        This chart reflects investment income earned by the operating segments, which are included in the results above.

	Third quarter ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(millions)
Risk and Insurance Brokerage Services	$16	$38	$56	$87
Consulting	—	—	1	1
Insurance Underwriting—excluding deposit-type contracts	27	35	82	96
Insurance Underwriting—deposit-type contracts	1	7	4	29

Total operating segments	$44	$80	$143	$213

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

        Risk and Insurance Brokerage Services generated approximately 57% of Aon's total operating segment revenues for the third quarter. For the first nine months 2003, this segment generated 58% of Aon's total operating segment revenues. Revenues are generated primarily through:

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

Revenue

        Third quarter 2003 Risk and Insurance Brokerage Services revenue was $1.4 billion, up 10% on a reported basis over last year. Excluding the effect of foreign exchange rates, revenue rose 6% over last year. Year-to-date, revenues of $4.2 billion improved 15% over the previous year. For the first nine months 2003, on a comparable currency basis, revenue increased 10%. Operating revenue, on an organic basis, grew approximately 7% for the third quarter and 10% for the first nine months 2003 in a very competitive environment.

        Investment income for this segment decreased $22 million for the third quarter and $31 million for the first nine months 2003 as a result of a reduction in derivative gains, along with lower interest rates.

        These charts detail Risk and Insurance Brokerage Services revenue by product sub-segment.

Third Quarter Ended September 30	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)	Organic Revenue Growth
	(millions)
Risk Management and Insurance Brokerage—Americas	$562	$534	5%	1%	—%	—%	4%
Risk Management and Insurance Brokerage—International	478	403	19	8	(2)	(3)	16
Reinsurance Brokerage and Related Services	232	210	10	2	—	—	8
Claims Services	98	100	(2)	3	8	(3)	(10)

Total revenue	$1,370	$1,247	10%	4%	—%	(1)%	7%

(1)
Includes items discussed above in the "Review of Consolidated Results—General" section.

Nine Months Ended September 30	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)	Organic Revenue Growth
	(millions)
Risk Management and Insurance Brokerage—Americas	$1,659	$1,499	11%	—%	1%	—%	10%
Risk Management and Insurance Brokerage—International	1,509	1,236	22	12	—	(2)	12
Reinsurance Brokerage and Related Services	700	601	16	5	—	(1)	12
Claims Services	300	283	6	3	—	2	1

Total revenue	$4,168	$3,619	15%	5%	—%	—%	10%

(1)
Includes items discussed above in the "Review of Consolidated Results—General" section.

•
Brokerage-Americas revenue improved due to organic growth, reflecting improved retention rates and higher rates for new recurring business in the retail brokerage business for the third quarter 2003, and for the retail and wholesale brokerage business for the first nine months 2003.

•
Brokerage-International revenue increased for the third quarter and first nine months 2003 as a result of solid organic growth and a favorable foreign exchange impact.

•
Reinsurance revenue growth reflected strong results in U.S. reinsurance, driven by new business from existing clients and growth in renewal volumes for both periods, along with moderate growth internationally, as well as a favorable foreign exchange impact.

•
Claims revenue declined slightly in the third quarter as a result of lower growth in the U.S., offset in part by favorable foreign exchange rates. Year-to-date claims revenue has increased primarily driven by favorable foreign exchange rates and higher U.K. volume.

        This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	Third quarter ended September 30,			Nine months ended September 30,
	2003	2002	Percent Change	2003	2002	Percent Change
	(millions)
United States	$607	$612	(1)%	$1,798	$1,718	5%
United Kingdom	299	270	11	863	760	14
Continent of Europe	230	195	18	843	646	30
Rest of World	234	170	38	664	495	34

Total revenue	$1,370	$1,247	10%	$4,168	$3,619	15%

  •
  U.S. revenue declined slightly in the third quarter but has improved on a year-to-date basis. The decline in the quarter was primarily driven by softness in our claims services business. The U.S. reinsurance business posted strong growth for both third quarter and first nine months 2003 driven primarily by new business and renewal volumes. On a year-to-date basis the managing underwriting group has recovered from very depressed results recorded in the prior year. U.S. retail brokerage posted positive growth driven primarily by new business development and improved retention rates for both periods.

  •
  U.K. and Continent of Europe revenues increased for third quarter and first nine months 2003 primarily as a result of positive impacts in currency exchange rates and organic revenue growth reflective of new business and good renewal rates.

  •
  Rest of World revenue increased significantly for both periods due to increases in market share primarily in the Asian markets, new business initiatives and the positive impact of currency exchange rates.

Income Before Income Tax

        Pretax income decreased $22 million, or 11%, from third quarter 2002 to $187 million. Excluding the effects of foreign exchange rate translation, pretax income declined 14%. Improvements in retention rates, increases in new business, a revised cost allocation methodology, which resulted in decreased centrally allocated costs of $7 million, and reduced E&O accruals of $26 million, were offset by $25 million of additional pension expense, derivative gains in third quarter 2002 of $18 million with no corresponding gain in 2003, a $22 million decline in investment income, a $10 million decline in claim services pretax income and a $7 million non-recurring stock-based expense adjustment. We have made management changes to improve the financial results of our claims services group, and we are also evaluating various strategic options. Year-to-date, pretax income was $592 million, a 9% increase from the previous year. Excluding a favorable foreign exchange rate impact, pretax income increased 3%, driven primarily as a result of new business development and higher retention rates. For the first nine months 2003, additional pension expense was $80 million, claims services pretax income declined by approximately $38 million, investment income declined by $31 million, and we recorded a $7 million non-recurring stock-based expense adjustment. These items were partially offset by the revised cost allocation methodology which decreased centrally allocated costs by $21 million. Also impacting year-to-date comparisons were 2002 credits of $18 million from a partial settlement with Aon's insurance carriers related to the World Trade Center and $6 million for the reversal of expenses previously incurred for termination benefits. Pretax margins in this segment were 13.6% in the third quarter, down from 16.8% in 2002. For the first nine months 2003, margins decreased to 14.2% from 15.0% the previous year.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. This segment:

  •
  provides a full range of human capital management services, from employee benefits to compensation consulting

  •
  generated 12% of Aon's total operating segment revenues for both the third quarter and first nine months 2003.

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

Revenue

        Third quarter 2003 revenue increased 6% from last year to $286 million. Excluding foreign currency exchange rate translation, the growth rate was 3%. For the first nine months, revenue of $862 million represents a 15% increase over the prior year. Year-to-date, on a comparable currency basis, revenue rose 11%. Revenue was flat on an organic basis for the third quarter 2003 but grew 7% for the first nine months.

        These charts detail Consulting revenue by product sub-segment.

Third Quarter Ended September 30	2003	2002	Percent Change	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth
	(millions)
Benefits, compensation, management and communications consulting	$214	$193	11%	4%	4%	3%
Human resource outsourcing	72	76	(5)	1	2	(8)

Total revenue	$286	$269	6%	3%	3%	—%

(1)
Includes items discussed above in the "Review of Consolidated Results—General" section.

Nine Months Ended September 30	2003	2002	Percent Change	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth
	(millions)
Benefits, compensation, management and communications consulting	$647	$570	14%	5%	4%	5%
Human resource outsourcing	215	180	19	2	4	13

Total revenue	$862	$750	15%	4%	4%	7%

(1)
Includes items discussed above in the "Review of Consolidated Results—General" section.

•
The increase in benefits, compensation, management and communication consulting revenue was driven by organic revenue growth in U.S. compensation and international practices for both third quarter and nine months 2003, as well as a favorable currency impact. In addition, U.S. benefits exhibited organic revenue growth in the year-to-date period.

•
For the third quarter 2003, human resource outsourcing was negatively impacted by reductions in headcount at many client organizations. Human resource outsourcing revenue year-to-date improvement was due to a sizable contract that was initiated in third quarter 2002.

•
This segment continues to struggle with a sluggish global economy, a slowdown in client hiring and slower discretionary spending by clients, which puts pressure on organic revenue growth.

        This chart details Consulting revenue by geographic area.

	Third quarter ended September 30,			Nine months ended September 30,
	2003	2002	Percent Change	2003	2002	Percent Change
	(millions)
United States	$191	$186	3%	$561	$503	12%
United Kingdom	43	39	10	131	112	17
Continent of Europe	27	23	17	96	71	35
Rest of World	25	21	19	74	64	16

Total revenue	$286	$269	6%	$862	$750	15%

  •
  U.S. revenue growth for the third quarter improved slightly due to growth in the compensation practice. The improvement in U.S. revenue growth for the nine-month period primarily reflects the human resources outsourcing agreement that was initiated in third quarter 2002.

  •
  U.K., Continent of Europe and Rest of World revenues, in total, rose $12 million in the third quarter and $54 million year-to-date on favorable currency exchange impacts and organic revenue growth.

Income Before Income Tax

        Pretax income was $20 million for the third quarter, a 23% decline from last year. In third quarter 2003, pretax margins in this segment were 7.0%, down from 9.7% in 2002. Year-to-date, pretax income of $61 million represents a decline of $15 million from last year. Pretax margins for the first nine months were 7.1% compared with 10.1% in 2002. For both periods, margins in this segment were negatively influenced by:

  •
  a revised cost allocation methodology, resulting in higher corporate allocations of $4 million for the third quarter and $12 million year-to-date

  •
  increased pension and insurance costs

  •
  a non-recurring stock-based expense adjustment.

        Pretax margins are also depressed in this segment in 2003 as a result of the large new human resources outsourcing contract. Although this contract is expected to provide favorable returns over the life of the multi-year agreement, it will pressure margins, especially in the early periods for the following reasons:

  •
  up-front costs were incurred to secure the new contract

  •
  margins are lower at the beginning of the contract since we inherited the client's cost structure and we plan to create efficiencies to improve margins through the life of the contract

  •
  outsourcing business has lower margins than other consulting businesses

  •
  revenues for sub-contractors under the contract flow through our income statement even though we merely pass them on without receiving any income from them.

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, via approximately 7,700 career insurance agents who work with our subsidiaries

  •
  offers extended warranty and casualty insurance products that are sold through retailers, automotive dealers, insurance agents and brokers, and real estate brokers

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies

  •
  has operations in the United States, Canada, Latin America, Europe and Asia/Pacific

  •
  generated 31% and 30% of Aon's total operating segment revenues in the third quarter and nine months 2003, respectively.

        In the accident, health and life operations, we provide an array of accident, sickness, short-term disability and other supplemental insurance products. These products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

        We have developed relationships with select brokers and consultants to reach specific niche markets. In addition to the traditional business sold by our career agents, we have expanded product distribution to include direct response programs, affinity groups and worksite marketing, creating access to new markets and potential new policyholders. In February 2003, we announced plans to discontinue our accident and health insurance underwriting operations in Latin America, as well as our large company group life business in the U.S. During the second quarter, operations were discontinued in Argentina and reduced in Brazil and Mexico. The large company group life business has been transferred to a third party via an indemnity reinsurance arrangement. We are considering the sale of the Latin American operations mentioned above.

        Our warranty and credit subsidiaries in North America, Latin America, Asia/Pacific and Europe provide warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, we provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs.

Revenue

        Written premiums and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums.

        This chart reconciles Insurance Underwriting revenue from gross written premiums and fees to total revenue.

	Third Quarter ended September 30,			Nine Months ended September 30,
	2003	2002	Percent Change	2003	2002	Percent Change
	(millions)
Gross written premiums & fees	$1,096	$1,150	(5)%	$3,178	$3,086	3%
Less: Ceded reinsurance premiums	340	344	(1)	992	920	8

Net written premiums & fees	756	806	(6)	2,186	2,166	1
Change in unearned premiums & fees	(42)	(130)	N/A	(129)	(174)	N/A

Earned premiums & fees	714	676	6	2,057	1,992	3
Investment income	28	42	(33)	86	125	(31)

Total revenue	$742	$718	3%	$2,143	$2,117	1%

        Revenue was $742 million in the third quarter 2003, an increase of 3% from 2002. Excluding the effect of foreign exchange rate translation, revenue rose by 1% for the quarter. Year-to-date, revenue of $2.1 billion in 2003 increased 1% compared to the prior year. Excluding the impact of foreign exchange rates, revenues declined 2% from 2002. In 2003, we further refined our methodology for calculating organic revenue growth. This refinement affected reported organic revenue growth amounts for the accident & health and life sub-segment and the insurance underwriting segment for 2002. The change made was not material to rates originally reported or the trends in organic revenue growth. Reference to 2002 organic revenue growth in the future will be based on the revised methodology. Had we used the current methodology last year, third and fourth quarter and full year 2002 organic revenue growth in the accident & health and life sub-segment would have been 3%, 3% and 2% higher, respectively. For the insurance underwriting segment, the organic revenue growth for the periods noted above would have been 1%, 2% and 1% higher, respectively.

        These charts detail Insurance Underwriting revenue by product sub-segment.

Third Quarter Ended September 30	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)(2)	Organic Revenue Growth
	(millions)
Accident & health and life	$416	$415	—%	3%	2%	(1)%	(4)%
Warranty, credit and property & casualty	326	303	8	2	(4)	(1)	11

Total revenue	$742	$718	3%	2%	(1)%	(1)%	3%

(1)
Includes items discussed above in the "Review of Consolidated Results—General" section.

(2)
The difference between written and earned premiums and fees, as a percentage change, was 2% for accident and health, 20% for warranty and 11% for total revenue. The increase in warranty and total revenue resulted from a one-time assumption of premiums ceded from a client's captive. This was offset by a corresponding decrease between written and unearned premiums and fees on the remaining business.

Nine Months Ended September 30	2003	2002	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)(2)	Organic Revenue Growth
	(millions)
Accident & health and life	$1,192	$1,245	(4)%	3%	(4)%	(3)%	—%
Warranty, credit and property & casualty	951	872	9	3	(2)	(9)	17

Total revenue	$2,143	$2,117	1%	3%	(3)%	(7)%	8%

(1)
Includes items discussed above in the "Review of Consolidated Results—General" section.

(2)
The difference between written and earned premiums and fees, as a percentage change, was 1% for accident and health, 2% for warranty and 2% for total revenue.

•
Revenue was flat within accident & health and life for the third quarter and declined for the first nine months 2003. This was primarily due to a decision to pursue a "back-to-basics" strategy in the core businesses and discontinue the accident and health insurance underwriting operations in Latin American countries and our large company group life business. This more than offset the growth experienced by the traditional lines of business.

•
Growth in the select property and casualty business, as well as certain credit and warranty programs drove the revenue improvement in warranty, credit and property & casualty for both periods.

        Offsetting overall core business growth for the quarter was lower investment income of $14 million, reflecting a $6 million decline in interest earned on investments underlying deposit-type contracts as that business has been placed in run-off, along with lower interest rates. For the first nine months 2003, investment income declined $39 million, including a $25 million decline in interest earned on investments underlying deposit-type contracts.

        This chart details Insurance Underwriting revenue by geographic area.

	Third quarter ended September 30,			Nine months ended September 30,
	2003	2002	Percent Change	2003	2002	Percent Change
	(millions)
United States	$490	$525	(7)%	$1,467	$1,539	(5)%
United Kingdom	133	99	34	335	284	18
Continent of Europe	54	43	26	154	115	34
Rest of World	65	51	27	187	179	4

Total revenue	$742	$718	3%	$2,143	$2,117	1%

  •
  U.S. revenue declined in both the third quarter and the first nine months of 2003 primarily as a result of timing of premiums and the discontinuance of our large company group life business.

  •
  U.K. revenue showed significant improvement in the third quarter 2003 as compared to the prior year as all of the 2003 revenue ($29 million) for a U.K. non-core accident and health business previously ceded to a third party was reversed, placed in run-off and was recorded in the third quarter.

        Our Latin American accident and health insurance underwriting operations and our large company group life businesses generated approximately $3 million of revenues and $2 million of losses in third quarter 2003 compared to $26 million in revenues and $6 million of losses in 2002. Year-to-date revenues generated were $11 million offset by $6 million in pretax losses as compared to $74 million of revenues and pretax losses of $9 million during the prior year. Total premiums earned in 2002 were approximately $100 million. We are in the process of exiting these businesses and expect to completely withdraw in early 2004.

Income Before Income Tax

        For the third quarter 2003, pretax income increased $17 million from the prior year to $58 million. Year-to-date, pretax income of $185 million increased 67% over 2002. Pretax margins for this segment rose to 7.8% from 5.7% in the third quarter 2002. For the first nine months 2003, pretax margins of 8.6% increased from 5.2% in 2002.

        Reasons for the increase in third quarter pretax income and margin included:

  •
  a back-to-basics focus in accident and health underwriting, which improved the benefits payout ratio

  •
  strong improvement in North American warranty and property and casualty, as well as

  •
  lower staff costs in 2003 due to a one-time build up of costs in 2002 for the specialty property and casualty insurance underwriting.

        Somewhat offsetting these improvements were losses related to the run-off of NPS business of $21 million. NPS was an independent managing general agent with whom we terminated our relationship in May 2002.

        Reasons for the increase in the year-to-date pretax income and margin include:

  •
  provision for non-claims litigation issues of $15 million in 2002 with no corresponding amount in 2003

  •
  lower NPS related charges. In 2002, we took a charge of $36 million regarding NPS. In 2003, losses of $21 million were recorded due to reserve strengthening as the policies run-off.

  •
  higher corporate-type expenses and charges related to the planned divestiture of the Insurance Underwriting segment of $25 million for the first nine months 2002 with no corresponding amounts in 2003

  •
  reduced losses in Europe warranty and improvements in North American warranty and Property & Casualty.

        Partially offsetting this increase was a revised cost allocation methodology, resulting in increased corporate allocations of $3 million and $9 million for the third quarter and first nine months 2003, respectively.

Corporate and Other

        Corporate and Other segment revenue consists primarily of investment income (including income or loss on disposals and impairment losses), which is not otherwise reflected in the operating segments. This segment includes invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses, together with the assets in excess of net statutory policyholder liabilities of the insurance underwriting subsidiaries and related income.

        Corporate and Other segment revenue also includes income from Endurance common stock, accounted for on the equity method and changes in the valuation of Endurance warrants. Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through Corporate and Other segment revenue, in accordance with FASB Statement No. 133.

Revenue

        Corporate and Other revenue increased by $6 million to $14 million in third quarter 2003. The revenue improvement was driven by reduced investment write-downs of $10 million, a $2 million non-cash reduction in the value of the Endurance stock warrants, and equity earnings from our investment in Endurance common stock of $8 million, compared to $6 million last year. For the first nine months 2003, revenue increased by $127 million to $85 million. Year-to-date 2003 includes a $64 million non-cash increase in the value of the Endurance stock warrants, an increase in equity earnings from our investment in Endurance common stock of $21 million, and a net reduction of impairment write-downs of $86 million, while 2002 results included $48 million from a one-time tax settlement with no comparable amount in 2003.

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

        The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $4 million) as of September 30, 2003.

Analysis of Investment Positions with Unrealized Losses Segmented by Quality and Period of
Continuous Unrealized Loss*
As of September 30, 2003

	Investment Grade				Non-Investment Grade
	0-6 Months	6-12 Months	>12 Months	Total	0-6 Months	6-12 Months	>12 Months	Total	Grand Total
	($ in millions)
FIXED MATURITIES
# of positions	250	14	32	296	—	1	—	1	297
Fair Value	$483	$19	$284	$786	$—	$4	$—	$4	$790
Amortized Cost	491	20	301	812	—	4	—	4	816
Unrealized Loss	(8)	(1)	(17)	(26)	—	—	—	—	(26)
EQUITIES: PREFERRED
# of positions	1	—	—	1	—	—	—	—	1
Fair Value	$4	$—	$—	$4	$—	$—	$—	$—	$4
Cost	4	—	—	4	—	—	—	—	4
Unrealized Loss	—	—	—	—	—	—	—	—	—
TOTAL
# of positions	251	14	32	297	—	1	—	1	298
Fair Value	$487	$19	$284	$790	$—	$4	$—	$4	$794
Cost	495	20	301	816	—	4	—	4	820
Unrealized Loss	(8)	(1)	(17)	(26)	—	—	—	—	(26)
% of Total Unrealized Loss	31%	4%	65%	100%	0%	0%	0%	0%	100%

*
For categorization purposes, Aon considers any rating of "Baa" or higher by Moody's or equivalent rating agency to be investment grade.

        Our fixed-maturity portfolio had a $30 million gross unrealized loss at September 30, 2003, including $4 million related to deferred amortizable derivative losses, and is subject to interest rate, market and credit risks. With a carrying value of $2.6 billion at September 30, 2003, our total fixed-maturity portfolio is 96% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 100% investment grade and have a weighted average rating of "Aa" based on amortized cost. Our equity portfolio is comprised of non-redeemable preferred stock, publicly traded common stocks, and other common and preferred stocks that are not publicly traded. Our equity portfolio had no gross unrealized losses at September 30, 2003. Depending on the type of stock, our investments are subject to illiquidity, concentration, operation performance, interest rate, market or credit risks.

        At September 30, 2003:

  •
  Our diversified fixed-maturity portfolio had 297 positions with $26 million of total gross unrealized losses, excluding deferred amortizable derivative losses. No single position had an unrealized loss greater than $2 million.

  •
  Our non-publicly-traded fixed-maturity portfolio had a carrying value of $218 million, including $115 million in variable rate notes received from Private Equity Partnership Structures I, LLC (PEPS I) on December 31, 2001 related to the securitization of limited partnerships and $56 million in variable rate notes issued by PEPS I to Aon during 2002 and 2003. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

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

Loss Before Income Tax

        Corporate and Other expenses were $42 million for the third quarter 2003, a decline of $17 million from the comparable period in 2002. Interest expense for the period declined by $8 million to $24 million. General expenses were $18 million in third quarter 2003 versus $27 million last year. This decline was due in part to costs incurred last year related to the corporate functions for the planned divestiture of the underwriting subsidiaries. For the first nine months of 2003, Corporate and Other expenses were $169 million, compared to $163 million last year. This increase reflects $46 million of expenses related to the World Trade Center sublease assignment recorded in the first half of 2003. These first and second quarter 2003 costs more than offset the significant decline in general expenses, which included costs related to the planned divestiture of the insurance underwriting businesses in 2002.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $28 million in the third quarter 2003 versus a loss of $51 million in the same period last year. On a year-to-date basis, Corporate and Other pretax loss was $84 million, a significant improvement compared to the loss of $205 million in the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges, changes in our operating assets and liabilities, including changes in client-held funds, and discontinued operations.

        Cash flows provided by operating activities for the first nine months of 2003 and 2002 were $1.1 billion. However, approximately $300 million of this operating cash flow in 2003 represented an increase in funds held temporarily by us on behalf of our clients and/or carriers.

        Net income attributable to our insurance subsidiaries was approximately $161 million for the first nine months of 2003, which includes the valuation gain on Endurance warrants and equity earnings on the related common stock investment totaling $92 million, and net impairment losses of approximately $34 million, recognized in our Corporate and Other non-operating segment. Changes in their operating assets and liabilities, net of reinsurance, represented $126 million in the first nine months 2003. This was primarily due to unearned premiums and other fees recorded and collected by the specialty property and casualty group (which includes extended warranty). These funds will be used to satisfy future benefits to policyholders with the remainder being available, after taxes and other income and expense, for dividends to Aon in future years. The operating cash flow from our insurance subsidiaries of approximately $253 million was not available for general corporate purposes during the first nine months 2003. Based upon their 2002 ending surplus balances, we decided not to dividend any of the 2003 insurance underwriting subsidiaries' earnings to Aon parent company in order to enhance their financial position even further. The statutory capital and surplus of the insurance underwriting subsidiaries has improved substantially during the past year, and we anticipate that dividend payments to Aon parent company will resume in 2004. The sale of the Sheffield operations generated $30 million in cash from investing activity during the first nine months 2003 for our insurance subsidiaries.

        In our risk and insurance brokerage services and consulting businesses, we collect cash payments from clients that include both premiums (payable to insurance companies for policies they issue) and commissions and fees (payable to us for our brokerage and consulting services). For a short time period, we hold clients' premiums before remitting them to insurers. When a payment is due from a client for premiums, commissions and fees, we establish a receivable for the gross amount and a payable to the insurance company for the premium portion. The net activity for these transactions are reflected in "Other receivables and liabilities-net" in our condensed consolidated statements of cash flow. Net client funds increased by approximately $300 million for the nine month period ended September 30, 2003.

        For the first nine months of 2003, cash flows from operations were used to pay cash dividends of $142 million, provide for capital expenditures of $145 million, fund acquisitions of $41 million and treasury and common stock transactions of $6 million. During the first nine months of 2003, we paid down $424 million in long-term debt, including $150 million of debt that matured in January 2003 and was paid with funds set aside at year-end 2002, and $150 million of our 6.7% debt securities that matured in June 2003. During the first nine months 2003, our short-term debt increased by $37 million and we borrowed $119 million under long-term facilities, mainly against our long-term Euro credit facility, which subsequently was repaid.

Financial Condition

        Since year-end 2002, total assets increased $876 million to $26.2 billion.

        Total investments at September 30, 2003 increased $554 million to $7.1 billion from December 31, 2002. Fixed maturities increased $486 million, primarily relating to an asset management program at our insurance underwriting subsidiaries that became effective in the second quarter 2003, which resulted in a shift from short-term to long-term investments. As a consequence of this decision, short-term investments in the insurance underwriting businesses decreased by approximately $300 million, which was offset by a similar increase in client-held funds, resulting in an overall decline of $12 million.

        The following chart details our investments by type at September 30, 2003.

	Amount Shown in Statement of Financial Position	Percentage of Total Investments
	(millions)
Fixed maturities—available for sale:
U.S. government and agencies	$359	5%
States and political subdivisions	80	1
Debt securities of foreign governments not classified as loans	1,036	15
Corporate and asset-backed securities	881	12
Public utilities	48	1
Mortgage-backed securities	171	2

Total fixed maturities	2,575	36

Equity securities—available for sale:
Common stocks:
Banks, trusts and insurance companies	2	—
Industrial, miscellaneous and all other	40	1
Non-redeemable preferred stocks	5	—

Total equity securities	47	1

Other Investments:
Mortgage loans on real estate	1	—
Policy loans	50	1
Other long-term investments:
Endurance Common Stock	289	4
Endurance Warrants	64	1
PEPS I Preferred Stock	120	2
Other	171	2

Other Long Term Investments	644	9

Total other investments	695	10

Short-term investments	3,824	53

TOTAL INVESTMENTS	$7,141	100%

        Risk and Insurance Brokerage Services and Consulting receivables declined $295 million in the first nine months of 2003 primarily the result of timing issues related to cash receipts. Insurance premiums payable increased $243 million over the same period. This increase primarily reflects the timing of cash payments and the effect of foreign exchange rates.

        Other assets increased $134 million from December 31, 2002. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes and assets of discontinued operations.

        Policy liabilities in total, excluding other policyholder funds, increased $507 million, which were offset by corresponding increases in reinsurance receivables (reflected in other receivables) and prepaid premiums related to reinsurance. Other policyholder funds decreased $72 million from year-end due primarily to interest sensitive and deposit-type contracts maturing and our decision to stop offering these programs.

Short-term Borrowings and Notes Payable

        Total debt at September 30, 2003 was $1.5 billion, a decline of $254 million from December 31, 2002, and a $227 million decrease from June 30, 2003. Specifically:

  •
  Notes payable decreased by $303 million compared to year-end 2002, primarily the result of repaying $150 million maturing debt securities in both January and June 2003.

  •
  Short-term debt increased $49 million, primarily due to an increase in other foreign short-term debt.

        In 2002, we renegotiated our back-up lines of credit. Anticipating the previously planned spin-off of our insurance underwriting subsidiaries, we reduced our line of credit to $875 million. As a result of our 2002 capital enhancement actions, we renegotiated our short-term back-up lines of credit, reducing the total amount to $775 million in February 2003. The short-term portion of the agreement expires in 2004, and the long-term portion will expire in 2005.

        We received approximately $223 million by privately placing $225 million aggregate principal amount of 7.375% senior notes in fourth quarter 2002. In May 2003, we completed an offer to exchange these notes for notes registered under the Securities Act of 1933 and having identical terms.

        The major rating agencies' ratings of our debt at September 30, 2003 appear in the table below. During the third quarter 2003, Standard and Poor's changed its outlook on Aon from stable to negative. Ratings from Moody's Investor Services and Fitch, Inc. are on stable outlook.

	Standard And Poor's	Moody's Investor Services	Fitch, Inc.
Senior long-term debt	A-	Baa2	A-
Commercial paper	A-2	P-2	F-2

        Aon's principal insurance underwriting subsidiaries are rated "A", with a stable outlook by A.M. Best for their claims paying ability.

Stockholders' Equity

        Stockholders' equity increased $504 million during the first nine months 2003 to $4.4 billion, mainly reflecting net income before preferred dividends of $413 million and a $149 million (after tax) foreign exchange benefit, which was partially offset by dividends paid to stockholders of $142 million.

        Accumulated other comprehensive loss decreased $175 million since December 31, 2002. Net foreign exchange losses improved by $149 million because of the weakening U.S. dollar against foreign currencies as compared to the prior year-end. Net derivative gains increased $2 million over year-end 2002. Net unrealized investment gains rose $24 million during 2003.

        At September 30, 2003, stockholders' equity per share was $14.03, up from $12.56 at December 31, 2002, due principally to net income for the first nine months 2003, as well as lower net foreign exchange losses. Our total debt and preferred securities as a percentage of total capital is 34% at September 30, 2003.

Special Purpose Entities

        We use special purpose entities and qualifying special purpose entities (QSPE), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140 and other relevant accounting guidance.

Premium Financing

        Certain of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions. Subject to certain limitations, agreements provide for sales to these conduit vehicles continuing through December 2005. As of September 30, 2003, the maximum commitment contained in these agreements was $1.9 billion.

        Under the agreements, the receivables are sold to the conduits. Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we guarantee. Under these recourse provisions, our maximum credit risk was approximately $78 million at September 30, 2003. The U.S. facility was renewed in July 2003 and the European facility was renewed in October 2003. The U.S. facility was increased by $100 million, and, for both facilities, Aon's percentage guarantee will be reduced, replaced by a collateral enhancement. We intend to renew all conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements.

Automotive Finance Servicing Business

        An indirect subsidiary of Aon, Premier Auto Finance, is a general partner of a limited partnership (LP) that purchased automobile loans and leases from automobile dealers which were subsequently securitized in a private conduit securitization transaction and a public securitization transaction. Both transactions were structured to meet the requirements of FASB Statement No. 140.

        On September 15, 2003, the LP exercised its contractual option to repurchase loans with an aggregate principal balance of $74 million relating to the public securitization. The proceeds to repurchase such receivables and redeem the outstanding asset-backed securities was funded by the private conduit securitization purchase of such receivables.

        As of September 30, 2003, the remaining unpaid principal amount of securitized installment loans and leases outstanding under the LP's conduit facility was $307 million. Aon, as the indirect parent of LP, has recourse with respect to a limited guarantee relating to certain of LP's obligations relating to residual value insurance obligations which has an aggregate potential liability of $4 million. This has been considered in determining the pretax loss from discontinued operations.

        In the third quarter 2003, Aon decided that it will sell Premier Auto Finance. Aon anticipates that the sale will be completed within the next twelve months, and possibly by year-end 2003.

PEPS I

        On December 31, 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company, owned by one of our subsidiaries (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).

        PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties. It then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

        The fixed-maturity securities our subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. As part of this transaction, the insurance companies are required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. Approximately $13 million of these commitments were funded in the first nine months of 2003. As of September 30, 2003, the unfunded commitments amounted to $87 million. Based on the downgrades of Aon's credit ratings made by the rating agencies in October 2002 on Aon's senior debt, credit support agreements were purchased in January 2003, whereby $100 million of cash of one of our underwriting subsidiaries has been pledged as collateral for these commitments. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

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

        We are subject to foreign exchange rate risk associated with translating financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the British pound, Euro, Canadian dollar, and the Australian dollar. Aon uses over-the-counter (OTC) options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. During the first nine months 2003, the weakening U.S. dollar reduced our accumulated other comprehensive loss by $149 million.

        Certain of Aon's foreign brokerage subsidiaries, primarily in the United Kingdom, receive revenues in currencies that differ from their functional currencies. To reduce the variability of cash flows from these transactions, Aon has entered into foreign exchange forwards and options contracts with settlement dates prior to December 2005.

        The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. The net impact of these fluctuations on Aon's net income was $0.02 per share for the quarter and $0.08 per share for the first nine months 2003.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Aon's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation (the "Evaluation") of the effectiveness of Aon's disclosure controls and procedures as of September 30, 2003, and have determined that such controls and procedures are designed in such a way to ensure that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There were no changes in Aon's internal controls over financial reporting that were identified during the Evaluation that occurred during Aon's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

Review by Independent Auditors

        The condensed consolidated financial statements at September 30, 2003, and for the nine months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
Aon Corporation

        We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of September 30, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine-months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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
November 11, 2003

PART II

OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits—The exhibits filed with this report are listed on the attached Exhibit Index.

(b)
Reports on Form 8-K—During the quarter ended September 30, 2003, the Registrant filed three Current Reports on Form 8-K and one additional Current Report on Form 8-K thereafter.

(i)
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

(iii)
On September 4, 2003, the Registrant filed a Current Report on Form 8-K dated September 4, 2003, for the purpose of clarifying, under Item 5, the anticipated net income impact of transferring the Registrant's Capital Securities to liabilities due to the adoption of FASB Statement No. 150.

(iv)
On November 4, 2003, the Registrant filed a Current Report on Form 8-K dated November 4, 2003, for the purpose of reporting, under Item 12, its results of operations for the quarter and nine months ended September 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation (Registrant)
November 13, 2003	/s/ DAVID P. BOLGER DAVID P. BOLGER EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

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