Form 10-K
period 2003-12-31
AON CORP
filed 2004-03-11
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) YES ☒    NO ☐

        Aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2003 was $6,978,389,176.

        Number of shares of common stock outstanding as of February 27, 2004 was 314,719,764.

Documents incorporated by reference:

        Portions of Aon Corporation's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.    Business

Overview

        Aon Corporation ("Aon"), through its various subsidiaries worldwide, serves its clients through three operating segments:

  •
  Risk and Insurance Brokerage Services acts as an advisor and insurance broker, which helps clients manage their risks, and negotiates and places insurance risk with insurance carriers through our global distribution network.

  •
  Consulting provides advice and services to clients for employee benefits, compensation, management consulting, communications and human resources outsourcing.

  •
  Insurance Underwriting provides specialty insurance products, including supplemental accident, health and life insurance; credit life, accident and health insurance; extended warranty products, and select property and casualty insurance products and services.

        Our clients include corporations and businesses, insurance companies, professional organizations, independent agents and brokers, governments, and other entities. We also serve individuals through personal lines, affinity groups, and certain specialty operations.

        Incorporated in 1979, Aon is the parent corporation of long-established and more recently formed companies. Today the company has approximately 54,000 employees in more than 125 countries and sovereignties.

Competition and Industry Position

(1)   Risk and Insurance Brokerage Services

        The Risk and Insurance Brokerage Services segment generated approximately 58% of our total operating segment revenues in 2003. This is the largest of our operating segments, with approximately 37,000 employees worldwide. Risk and insurance brokerage services are provided by certain indirect subsidiaries, including Aon Risk Services Companies, Inc.; Aon Holdings International bv; Aon Services Group, Inc.; Aon Re Worldwide, Inc.; Aon Limited (U.K.); and Cananwill, Inc.

        Our retail brokerage companies operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms, as well as individual brokers and agents and direct writers of insurance coverage. Specifically, this segment:

  •
  addresses the highly specialized product development and risk management needs of professional groups, insurance companies, service businesses, governments, healthcare providers, commercial organizations and non-profit groups, among others

  •
  provides affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses

  •
  provides wholesale brokerage, managing underwriting and premium finance services to independent agents and brokers as well as corporate clients

  •
  offers claims management and loss cost management services to insurance companies and firms with self-insurance programs

  •
  provides actuarial, loss prevention and administrative services to businesses and consumers.

        We measure our revenues in this segment under the following areas:

        Risk Management and Insurance Brokerage (Americas and International operations) encompasses our retail and wholesale brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services for small, mid-sized and large companies, including Fortune 500 corporations. The Americas' operations provide products and services to clients in North and South America, the Caribbean and Bermuda. Our International risk operations offer similar products and services to the rest of the world. Risk management services also include risk identification and assessment, safety engineering, claims and loss cost management, and program administration.

        Retail brokerage has practice areas to deliver specialized advice and services in such segments as entertainment, media, financial institutions, marine, aviation, construction, healthcare and energy, among others.

        As a retail broker, Aon Risk Services generally serves as an advisor to corporate clients and can arrange a wide spectrum of risk management solutions, including property, general liability, professional and directors' and officers' liability, workers' compensation, and other exposures.

        Wholesale brokerage operations serve retail insurance brokers and independent agents in placing large and small accounts with both standard and specialty carriers. Our wholesale brokerage operations are a commercial resource for insurance products, specialty programs and exclusive facilities.

        In our managing general underwriting business, we provide outsourcing solutions to insurance companies, such as risk selection, premium rating, form design and client service, but we do not assume any underwriting risk.

        Aon's wholesale brokers and managing general underwriting units offer more than 450 insurance products and programs. Clients may access them directly, or through the Aon Specialty Product Network (ASPN), which we developed as a single-point-of-contact for agent and broker clients who need specialty insurance solutions for their customers.

        We are also a major provider in the management of captive insurance companies that enable our clients to manage risks that would be cost prohibitive or unavailable in traditional insurance markets.

        Reinsurance Brokerage and Related Services offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization and evaluate and mitigate catastrophic loss exposures worldwide. An insurance or reinsurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Brokerage services use dynamic financial analysis and capital market alternatives, such as transferring catastrophe risk through securitization.

        Aon Re Worldwide, Inc., its subsidiaries and its affiliates provide reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance. While property and casualty lines dominate, our reinsurance activities also include specialty lines such as professional liability, medical malpractice, accident, life and health. Services include advice, placement of reinsurance and alternative risk transfer financing with capital markets, and related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling, and claims services.

        Claim Services offers claims administration and loss cost management services through dedicated subsidiaries that are separate from our risk management and reinsurance brokerage services. In the United States, these services are delivered principally through Cambridge Integrated Services Group.

Compensation for Services

        Revenues are generated through commissions, fees from clients, and compensation from insurance and reinsurance companies with whom we place business for services provided to them. Commission rates and fees vary, depending upon several factors which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to an insurer or reinsurer, and the capacity in which the broker acts. We also receive investment income on funds held on behalf of clients.

Competitive Conditions

        We believe we are the second largest insurance broker worldwide based on total revenues. The risk and insurance brokerage services business is highly competitive and we compete with two other global brokers in addition to numerous specialist, regional and local firms in almost every area of our business; insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses, including commercial and investment banks, accounting firms and consultants that provide risk-related services and products.

(2)   Consulting

        The Consulting segment generated approximately 12% of our total operating segment revenues in 2003. It has approximately 7,500 employees worldwide located in more than 120 offices. We believe we are the world's third largest employee benefit consultant and the fifth largest in the United States based on total revenues.

        Through our Aon Consulting Worldwide, Inc. subsidiary, (Aon Consulting) we provide a full range of human capital management services in five practice areas:

  1.
  Employee Benefits advises clients regarding the structure, funding and administration of employee benefit programs, which attract, retain and motivate employees. Benefits consulting includes health and welfare, retirement, executive benefits, absence management, compliance, employee commitment, investment advisory and elective benefits services.

  2.
  Compensation focuses on designing salary, bonus, commission, stock option, and other pay structures, with special expertise in the financial services and technology industries.

  3.
  Management Consulting assists clients in process improvement and design; leadership, organization and human capital development; and change management.

  4.
  Communications advises clients on how to communicate initiatives that support their corporate vision.

  5.
  Human Resource Outsourcing offers employment processing, performance improvement, benefits administration, and other employment-related services.

        Aon Consulting works to maximize the value of clients' human resources spending, to boost employee productivity, and to improve employee performance. Its approach addresses a trend toward more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers—with benefit options suited to individual needs.

        Our consulting professionals and their clients also identify options in human resource outsourcing and process improvement. Prime areas where companies choose to use outsourcing services include the assessment and selection of job candidates, employment processing, training and development, benefits administration and the individual benefits enrollment process.

Compensation for Services

        Aon Consulting revenues are principally derived from fees paid by clients for advice and services. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages.

Competitive Conditions

        Our consulting business faces strong competition from other privately and publicly held worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms. Some of our competitors provide administrative or consulting services as an adjunct to other primary services.

(3)   Insurance Underwriting

        Our insurance underwriting segment, with approximately 9,000 employees worldwide, has operations in the United States, Canada, Latin America, Europe and Asia/Pacific. This segment generated approximately 30% of Aon's total operating segment revenues in 2003. We classify our insurance underwriting businesses into two sub-segments: (1) accident & health and life, and (2) warranty, credit and property and casualty.

Accident & Health and Life

        Our Combined Insurance Company of America and Combined Life Insurance Company of New York (Combined) subsidiaries provide supplemental accident, health and life insurance. We are a leading underwriter and distributor of specialty individual accident, disability, health and life insurance products that are targeted to middle income consumers in the United States, Europe, Canada, Asia/Pacific and Latin America.

        A worldwide sales force of approximately 7,600 exclusive career agents service clients regularly to initiate and renew coverage and to sell additional coverage. We offer a wide range of accident and sickness insurance products, including short-term disability, cancer aid, Medicare supplement, disability income, and long-term care coverage. Most of these products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

        With the continuing rise of employee benefit costs, Combined also works with employers to contain those costs while offering quality benefits that appeal to their employees' individual needs. For example, a Worksite Solutions program complements existing benefits packages offered by employers with no additional cost to a company. Individual employees choose among supplemental insurance product options and pay for them through payroll deductions.

Compensation for Services

        Accident and health revenues are based on premiums paid by policyholders for insurance coverage and services.

Competitive Conditions

        The accident and health insurance industry in the United States is highly diverse, with more than 1,500 accident and health and life insurance companies competing in various segments of the industry. We believe that competition in our accident, health and life business is based on service, product features, price, commission structure, financial strength, claims-paying ability ratings, name recognition and new legislation or industry developments.

Warranty, Credit and Property and Casualty

        We believe we are the world's largest independent provider of extended warranty products. These products are offered through our Virginia Surety Company, Inc. and London General Insurance Company Limited subsidiaries.

        Extended warranty, which is the largest line of business in this sub-segment, offers extended service plans and warranties for:

  •
  some of the world's premier manufacturers, distributors and retailers of many types of consumer goods including automobiles, electronics, appliances, computers and telephone equipment

  •
  homebuyers and sellers.

        Services include compliance support, merchandising, direct marketing, training, and customer care management services. Products are sold through retailers, automotive dealers, insurance agents and brokers, and real estate brokers.

        Our credit life, accident and health, and disability insurance provides coverage for unpaid loans in the event of death, illness, accident or involuntary unemployment. This insurance is sold by automobile dealers with automobile financing, and by financial institutions with consumer loans. Other products include extended warranty or insurance protection for items purchased with a credit card and extended warranties on major home systems and appliances.

        Select property and casualty products are designed to protect businesses against losses related to various personal and commercial risks, such as professional liability errors and omissions, excess liability, and workers' compensation. We offer select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies.

Compensation for Services

        Insurance revenues are based on premiums paid by policyholders. Certain other revenues are based on fees paid by clients for administrative and other services.

Competitive Conditions

        We believe that competition in our warranty, credit and specialty property and casualty business is based on service, product features, price, commission structure, financial strength, claims-paying ability, ratings and name recognition. In our extended warranty business, we compete with a large number of insurance companies and other financial services providers in addition to third-party administrators, manufacturers and distributors.

(4)   Discontinued Operations

        The Registrant hereby incorporates by reference a portion of note 1 "Automobile Finance Servicing Business" as well as note 6 "Discontinued Operations," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

        The state insurance holding company laws require prior notice to, and approval of, the domestic state insurance department of intracorporate transfers of assets within the holding company structure, including the payment of dividends by insurance company subsidiaries. In addition, the premium finance loans by Cananwill, an indirect wholly owned subsidiary of the Registrant, are subject to one or more truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer protection legislation. Failure to comply with such laws or regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

        Recent federal and state laws and proposals mandating specific practices by medical insurers and the health care industry will not, because of the nature of the business of the Registrant's subsidiaries, materially affect the Registrant. Numerous states have had legislation introduced to reform the health care system, and such legislation has passed in several states. While it is impossible to forecast the precise nature of future federal and state health care changes, because most of the policies issued by the Registrant's insurance subsidiaries are supplemental in nature and provide, on a fixed-indemnity basis, protection against loss-of-time or disability benefits, the Registrant does not expect such legislation to have a material impact on its operations. Congress has passed the Financial Services Modernization Act, commonly known as S 900 or the Gramm-Leach-Bliley Act. While S 900 makes substantial changes in allowing financial organizations to diversify, the Registrant does not believe its enactment will have a material effect on the business of its insurance subsidiaries. The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created a broad series of standards that the health insurance industry (as well as health care providers) is required to meet. Collectively, these various standards were designed to facilitate and promote the electronic exchange of health information. Because most of the policies issued by the Registrant's insurance subsidiaries are supplemental in nature and provide disability and other benefits on a fixed-indemnity basis, HIPAA has not had a material impact on the Registrant nor does the Registrant expect it to have any significant future impact on these operations.

        Beginning in January 2005, the Registrant's principle subsidiary in the U.K., Aon Limited, must be authorized by the Financial Services Authority ("FSA"). Currently, Aon Limited is a member of a self-regulatory body. Regulation by the FSA is being introduced pursuant to the European Insurance Mediation Directive, which sets minimum standards for those involved in advising on, arranging, administering or introducing contracts of insurance. The regulation requires significant operational changes, for example, enhanced disclosures, particularly in connection with retail (private and non-commercial) customers. The FSA has also indicated that it will adopt rules regarding use of client funds that will have significant consequences for all brokers operating in the London market.

Clientele

        No significant part of the Registrant's or its subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on the Registrant or its operating segments.

Employees

        At December 31, 2003, the operating subsidiaries of the Registrant had approximately 54,000 employees, of whom approximately 50,000 are salaried and hourly employees and the remaining 4,000 are career agents who are generally compensated wholly or primarily by commission. In addition, there were approximately 3,600 international career agents who are considered independent contractors and are not employees of the Registrant. Of the total number of employees, 25,200 work in the U.S.

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

  A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs and financial flexibility.

        In fourth quarter 2002, the credit rating agencies lowered the credit ratings of our senior debt and commercial paper. On October 31, 2002, Moody's Investors Service lowered its rating of our senior debt to the current rating of "Baa2" from "Baa1." Moody's also placed the rating of our senior debt and the "P-2" rating of our commercial paper under review for possible future downgrade, which it subsequently removed without change. Also on October 31, 2002, Standard & Poor's Ratings Services placed its "A-" rating of our senior debt on CreditWatch with negative implications, which it subsequently removed without change. On August 13, 2003, Standard & Poor's revised its outlook on our senior debt from stable to negative. A further downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs and reduce our financial flexibility.

        Any such further downgrade may trigger a further obligation of our company to fund an aggregate of up to $75 million with respect to our premium finance securitizations. Moreover, some of our debt instruments, such as our 6.20% notes due January 2007 ($250 million of which are outstanding), expressly provide for interest rate increases in the case of certain ratings downgrades. Similarly, any such downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. If we cannot access the commercial paper market, although we have committed backup lines in excess of our currently outstanding commercial paper borrowings, we cannot assure you that it would not adversely affect our financial position. A downgrade in the credit ratings of our senior debt may also adversely affect the claims-paying ability or financial strength ratings of our insurance company subsidiaries. See "A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products" below.

  We face significant competitive pressures in each of our businesses.

        We believe that competition in our lines of business is based on service, product features, price, commission structure, financial strength, claims-paying ability ratings and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers, brokers and, with respect to our extended warranty business, third-party administrators, manufacturers and distributors.

        Some of our underwriting competitors have penetrated more markets and offer a more extensive portfolio of products and services and have more competitive pricing than we do, which can adversely affect our ability to compete for business. Some underwriters also have higher claims-paying ability ratings and greater financial resources with which to compete and are subject to less government regulation than our underwriting operations.

        We encounter strong competition for both business and professional talent in our insurance brokerage and risk management services operations from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms in the United States, the European Union and in other countries and regions, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents, and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk-related services and products. Our consulting operations compete with independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world.

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

        New competition as a result of these developments could cause the supply of, and demand for, our products and services to change, which could adversely affect our results of operations and financial condition.

        A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products.

        Claims-paying ability ratings are important factors in establishing the competitive position of insurance companies. These ratings are based upon criteria established by the rating agencies for the purpose of rendering an opinion as to an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors, nor are they recommendations to buy, sell or hold specific securities. Periodically, the rating agencies evaluate our insurance underwriting subsidiaries to confirm that they continue to meet the criteria of the ratings previously assigned to them. A downgrade, or the potential for a downgrade, of these ratings could, among other things, increase the number of policy cancellations, adversely affect relationships with brokers, retailers and other distributors of our products and services, negatively impact new sales and adversely affect our ability to compete.

        Virginia Surety Company, Inc., our principal property and casualty insurance company subsidiary, is currently rated "A" (excellent; third highest of 16 rating levels) by A.M. Best Company. Combined Insurance Company of America, the principal insurance subsidiary that underwrites our specialty accident and health insurance business, is currently rated "A" (excellent; third highest of 16 rating levels) by A.M. Best Company, "BBB+" (good; fourth highest of nine rating levels and highest ranking within the level) for financial strength by Standard and Poor's Ratings Services and "Baa1" (adequate; fourth highest of nine rating levels and highest ranking within the level) for financial strength by Moody's Investors Service. We cannot assure you that one or more of the rating agencies will not downgrade or withdraw their financial strength or claims-paying ability ratings in the future.

  Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

        Our insurance underwriting subsidiaries carry a substantial investment portfolio of fixed-maturity and equity and other long-term investments. As of December 31, 2003, our fixed-maturity investments (more than 96% of which were investment grade) had a carrying value of $2.8 billion, our equity investments had a carrying value of $42 million and our other long-term investments and limited partnerships had a carrying value of $716 million. Accordingly, changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

        For example, changes in domestic and international interest rates directly affect our income from, and the market value of, fixed-maturity investments. Similarly, general economic conditions, stock market conditions and other factors beyond our control affect the value of our equity investments. We monitor our portfolio for "other-than-temporary impairments" in carrying value. For securities judged to have an "other-than-temporary impairment," we recognize a realized loss through the statement of income to write down the value of those securities.

        For 2003, we recognized impairment losses of $36 million. We cannot assure you that we will not have to recognize additional impairment losses in the future, which would negatively affect our financial results.

        On December 31, 2001, our two major insurance companies sold the vast majority of their limited partnership portfolio, valued at $450 million, to Private Equity Partnership Structures I, LLC, (PEPS I) a qualifying special purpose entity (QSPE). We utilized this QSPE following the guidance contained in Financial Accounting Standards Board (FASB) Statement No. 140 (Statement No. 140) and other relevant accounting guidance. The common stock interest in PEPS I is held by a limited liability company which is owned by one of our subsidiaries (49%) and by a charitable trust, which is not controlled by us, established for victims of the September 11 attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid our insurance underwriting companies the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities our insurance underwriting companies received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. As part of this transaction, our insurance underwriting companies are required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. As of December 31, 2003, these unfunded commitments amounted to $80 million. Based on the actions taken by the ratings agencies on October 31, 2002 for the parent company, credit support arrangements were put into place on January 27, 2003. If our insurance underwriting companies fail to purchase additional fixed-maturity securities as commitments are drawn down, we have guaranteed their purchase.

        Although the PEPS I transaction is expected to reduce the reported earnings volatility historically associated with directly owning limited partnership investments, it will not eliminate our risk of future losses. For instance, we must analyze our preferred stock and fixed-maturity interests in PEPS I for other-than-temporary impairment, based on the valuation of the limited partnership interests held by PEPS I, and recognize an impairment loss if necessary. We cannot assure you that we will not have to recognize impairment losses with respect to our PEPS I interests in the future.

        The FASB has a current project on its agenda that is expected to result in a change to accounting principles generally accepted in the United States with respect to financial asset transfers such as the PEPS I transaction. We cannot assure you that the current accounting for our PEPS I investments will be unaffected by these forthcoming changes.

  Our pension liabilities may continue to grow, which could adversely affect our stockholders' equity, net income, cash flow and liquidity, and require us to make additional cash contributions to the pension plans.

        To the extent that the present value of the benefits incurred to date for pension obligations in the major countries in which we operate continue to exceed the market value of the assets supporting these obligations, our financial position and results of operations may be adversely affected. Primarily as a result of the decline in the equity markets over the past several years, some of our defined benefit pension plans, particularly in the U.K., have suffered significant valuation losses in the assets backing the related pension obligation.

        Current projections indicate that our 2004 defined benefit pension expense for our major pension plans would increase by approximately $40 million compared with 2003 and that cash contributions of approximately $195 million would be required in 2004, excluding any legislative relief being considered by the U.S. Congress. Total cash contributions to these major defined benefit pension plans in 2003 were $217 million, an increase of $141 million over 2002, and included $40 million originally anticipated and an early contribution of $100 million. Future estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets for some of our plans and expected return on plan assets. Changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those which have been announced.

  We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

        We are subject to numerous claims, tax assessments and lawsuits that arise in the ordinary course of business. The damages that may be claimed are substantial, including in many instances claims for punitive or extraordinary damages. The litigation naming us as a defendant ordinarily involves our activities as a broker, consultant, or provider of insurance products or as an employer. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure.

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

        We have experienced an increase in the frequency and severity of errors and omissions claims against us, which has and may continue to substantially increase our risk management expenses. In our insurance brokerage business, we often assist our clients with matters which include the placement of insurance coverage and the handling of related claims. Errors and omissions claims against us may allege our potential liability for all or part of the amounts in question. Errors and omissions claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

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

        Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including employee benefit plan regulation, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, do affect the insurance industry generally and our insurance underwriting subsidiaries in particular. For example, federal financial services modernization legislation and privacy laws, such as HIPAA and the Gramm-Leach-Bliley Act, may result in additional regulatory compliance costs, limit the ability of our insurance underwriting subsidiaries to market their products or otherwise constrain the nature and scope of our operations. With respect to our international operations, we are subject to various regulations relating to, among other things, licensing, currency, policy language and terms, reserves and the amount of local investment. These various regulations also add to our cost of doing business through increased compliance expenses, the financial impact of use of capital restrictions and increased training and employee expenses. Furthermore, the loss of a license in a particular jurisdiction could restrict or eliminate our ability to conduct business in that jurisdiction.

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
  differing business standards;

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

  Our financial results could be adversely affected if assumptions used in establishing our underwriting reserves differ from actual experience.

        We maintain reserves as an estimate of our liability under insurance policies issued by our insurance underwriting subsidiaries. The reserves that we maintain that could cause variability in our financial results consist of (1) unearned premium reserves, (2) policy and contract claim reserves, and (3) future policy benefit reserves. Unearned premium reserves generally reflect our liability to return premiums we have collected under policies in the event of the lapse or cancellation of those policies. Under accounting principles generally accepted in the United States, premiums we have collected generally become "earned" over the life of a policy by means of a reduction in the amount of the unearned premium reserve associated with the policy. Unearned premium reserves are particularly significant with respect to our warranty business, given that the premiums we receive for warranty products generally cover an extended period of time. If there are significant lapses or cancellations of these types of policies, or expected losses for existing policies develop adversely and therefore premiums are not earned as expected, it may be necessary to accelerate the amortization of deferred policy acquisition expenses associated with the policies, because these deferred expenses are amortized over the projected life of the policies, or establish additional reserves to cover premium deficiencies.

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

        Future policy benefit reserves generally reflect our liability to provide future life insurance benefits and future accident, health insurance benefits on guaranteed renewable and non-cancelable policies. Future policy benefit reserves on accident, health and life products have been provided on the net level premium method. These reserves are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations.

  The perceived conflicts associated with our insurance brokerage and underwriting businesses could limit our growth.

        Historically, we have not been able to fully exploit business opportunities due to the perceived conflicts associated with our insurance brokerage and underwriting businesses. For example, we have generally refrained from offering our extended warranty products and services through competing insurance brokers. Independent brokers have been reluctant to do business with our insurance underwriting business because they believed that any fees or information provided to us would ultimately benefit our competing brokerage business. These brokers also have been concerned that any information gleaned by our underwriting business regarding their clients and their clients' insurance needs would be shared with our competing brokerage business to solicit new business from these clients. Similarly, competing underwriters have feared that our brokers could share information with our underwriting business in an effort to help secure desirable business or, alternatively, seek price quotes from them only for undesirable business. In the future, these perceived conflicts could limit our ability to expand our product and service offerings and seek new business through independent brokerage channels.

  Each of our business lines may be adversely affected by an overall decline in economic activity.

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage and consulting businesses and the premiums generated by our underwriting businesses. In particular, a growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. Moreover, the results of our consulting business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. As our clients become adversely affected by declining business conditions, they may choose to delay or forgo consulting engagements with us.

  Recent and proposed accounting rule changes could negatively affect our financial position and results.

        Recent accounting changes effected and proposals made could negatively affect our financial position or results of operations. Under FASB Statement No. 142, which we adopted on January 1, 2002, goodwill is no longer being amortized, but must instead be tested annually for impairment in its value. Goodwill is the excess of cost over net assets purchased relating to business acquisitions. As of December 31, 2003, we had approximately $4.5 billion of goodwill on our balance sheet. If an impairment exists, we must recognize a non-cash charge equal to the impairment, thereby reducing our net worth. In 2003, we tested our goodwill and determined that there was no impairment. However, we cannot assure you that impairment will not exist when we perform testing in future periods, and any impairment charge we would be required to take would have a negative effect on our financial position and results. Under our principal credit facility that supports our commercial paper program, we are required to maintain a minimum net worth of $2.5 billion. As of December 31, 2003, our net worth calculated for this purpose was $4.5 billion.

  We have substantial debt outstanding that could adversely affect our financial flexibility.

        We have substantial debt outstanding. As of December 31, 2003, we had total consolidated debt outstanding, including our redeemable preferred stock, of approximately $2.2 billion. This substantial amount of debt outstanding could adversely affect our financial flexibility.

  We are a holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.

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

        The level of business that our insurance underwriting subsidiaries are able to write depends on the size and adequacy of their capital base. Many state insurance laws to which they are subject impose risk-based capital requirements for purposes of regulating insurer solvency. Insurers having less statutory surplus than that required by the risk-based capital model formula generally are subject to varying degrees of regulatory scrutiny and intervention depending on the level of capital inadequacy. As of December 31, 2003, each of our insurance company subsidiaries has met the NAIC risk-based statutory surplus requirements.

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

Information Concerning Forward-looking Statements

        This report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, exchange rates, rating agency actions, pension funding, ultimate paid claims may be different from actuarial estimates and actuarial estimates may change over time, changes in commercial property and casualty markets and commercial premium rates, the competitive environment, the actual costs of resolution of contingent liabilities and other loss contingencies, the heightened level of potential errors and omissions liability arising from placements of complex policies and sophisticated reinsurance arrangements in an insurance market in which insurer reserves are under pressure, and the timing and resolution of related insurance and reinsurance issues relating to the events of September 11, 2001.

Website Access to Reports and Other Information

        The Registrant's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through the

Registrant's website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also posted on the Registrant's website, and available in print upon request, are the charters for the Registrant's Audit Committee, Organization and Compensation Committee, Governance/Nominating Committee and Investment Committee, the Registrant's Governance Guidelines, the Registrant's Code of Ethics and the Registrant's Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, the Registrant will post on its website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report, and is therefore not incorporated herein by reference.

Item 2.    Properties.

        The business activities of the Registrant and its subsidiaries are conducted principally in leased office space in cities throughout the world. Certain of the Registrant's subsidiaries do own and occupy office buildings in five states in the U.S. and certain foreign countries. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. In certain circumstances, the Registrant or its subsidiaries may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.

Item 3.    Legal Proceedings.

        The Registrant hereby incorporates by reference note 15, "Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Executive officers of the Registrant are regularly elected by its Board of Directors at the annual meeting of the Board which is held following each annual meeting of the stockholders of the Registrant. With the exception of D. Cameron Findlay, who joined the Registrant on August 1, 2003, the executive officers of the Registrant were elected to their current positions on May 16, 2003 to serve until the meeting of the Board following the annual meeting of stockholders on May 21, 2004. Ages shown for executive officers are as of December 31, 2003.

Name	Age	Position
Patrick G. Ryan	66	Chairman and Chief Executive Officer
Michael D. O'Halleran	53	President and Chief Operating Officer
David P. Bolger	46
		Executive Vice President and Chief Financial Officer.Mr. Bolger became Executive Vice President—Finance and Administration of the Registrant in January 2003. In April 2003, Mr. Bolger assumed the additional position of Chief Financial Officer. Mr. Bolger was Executive Vice President of Bank One Corporation from 1999 to 2001. From 1996 to 1999, Mr. Bolger served as President and Chief Executive Officer of American National Bank.
D. Cameron Findlay	44
		Executive Vice President and General Counsel.Mr. Findlay became Executive Vice President and General Counsel of the Registrant in August 2003. Prior to joining the Registrant, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at Sidley Austin Brown & Wood.
June E. Drewry	54
		Executive Vice President and Chief Information Officer. Ms. Drewry became Executive Vice President and Chief Information Officer of the Registrant in 2000. Prior to that, from 1999 to 2000, she served as Senior Vice President and Chief Information Officer for Aon Group. From 1995 to 1999, Ms. Drewry served as Chief Information Officer and Knowledge Manager of Lincoln National Corp.
Raymond I. Skilling	64	Executive Vice President. Mr. Skilling has served as an Executive Vice President of the Registrant since 1980. From 1980 until July 2003, Mr. Skilling also served as Chief Counsel of the Registrant.

        Information concerning Mr. Ryan and Mr. O'Halleran is incorporated by reference from the disclosure set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

        The Registrant's common stock, par value $1.00 per share, is traded on the New York Stock Exchange. The Registrant hereby incorporates by reference the "Dividends paid per share" and "Price range" data under the heading "Quarterly Financial Data" in Part II, Item 8 of this report.

        The Registrant had approximately 11,667 holders of record of its common stock as of February 27, 2004.

        The Registrant hereby incorporates by reference note 11, "Redeemable Preferred Stock, Capital Securities and Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        During the fourth quarter ended December 31, 2003, no purchases of the Registrant's common stock were made by or on behalf of the Registrant or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934).

        Information relating to the compensation plans under which equity securities of the Registrant are authorized for issuance is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

(millions except common stock and per share data)	2003	2002	2001	2000	1999

INCOME STATEMENT DATA (1)
Brokerage commissions and fees	$6,884	$6,187	$5,411	$4,905	$4,595
Premiums and other	2,609	2,368	2,027	1,921	1,854
Investment income	317	252	213	508	577

Total revenue	$9,810	$8,807	$7,651	$7,334	$7,026

Income from continuing operations	$663	$486	$183	$479	$346
Discontinued operations	(35)	(20)	(36)	2	6

Income before accounting change	628	466	147	481	352
Cumulative effect of change in accounting principle (2)	—	—	—	(7)	—

Net income	$628	$466	$147	$474	$352

DILUTIVE PER SHARE DATA (1)
Income from continuing operations	$2.08	$1.71	$0.66	$1.81	$1.31
Discontinued operations	(0.11)	(0.07)	(0.13)	0.01	0.02

Income before accounting change	1.97	1.64	0.53	1.82	1.33
Cumulative effect of change in accounting principle (2)	—	—	—	(0.03)	—

Net income	$1.97	$1.64	$0.53	$1.79	$1.33
BASIC NET INCOME PER SHARE (1)
Income from continuing operations	$2.08	$1.72	$0.67	$1.83	$1.33
Discontinued operations	(0.11)	(0.07)	(0.13)	0.01	0.02

Income before accounting change	1.97	1.65	0.54	1.84	1.35
Cumulative effect of change in accounting principle (2)	—	—	—	(0.03)	—

Net income	$1.97	$1.65	$0.54	$1.81	$1.35

BALANCE SHEET DATA
ASSETS
Investments	$7,324	$6,586	$6,146	$6,019	$6,184
Brokerage and consulting receivables	8,607	8,430	7,033	6,952	6,230
Intangible assets	4,685	4,324	4,084	3,916	3,862
Other	6,411	5,994	5,067	5,364	4,856

Total assets	$27,027	$25,334	$22,330	$22,251	$21,132

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance premiums payable	$10,368	$9,904	$8,233	$8,212	$7,643
Policy liabilities	5,932	5,310	4,990	4,977	5,106
Notes payable	2,095	1,671	1,694	1,798	1,611
General liabilities	4,084	3,802	3,098	3,026	2,871

Total liabilities	22,479	20,687	18,015	18,013	17,231
Redeemable preferred stock	50	50	50	50	50
Capital securities	—	702	800	800	800
Stockholders' equity	4,498	3,895	3,465	3,388	3,051

Total liabilities and stockholders' equity	$27,027	$25,334	$22,330	$22,251	$21,132

COMMON STOCK DATA
Dividends paid per share	$0.60	$0.825	$0.895	$0.87	$0.82
Stockholders' equity per share	14.32	12.56	12.82	13.02	11.91
Price range	26.79-17.41	39.63-13.50	44.80-29.75	423/4-20 11/16	462/3-26 1/16
Market price at year-end	23.94	18.89	35.52	34.25	40.00
Common stockholders	11,777	11,419	13,273	13,687	13,757
Shares outstanding (in millions)	314.0	310.2	270.2	260.3	256.1

(1)
In first quarter 2002, Aon adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Beginning in 2002, amortization of goodwill is no longer included in net income. (See note 2 to the consolidated financial statements).

(2)
Adoption of SEC Staff Accounting Bulletin 101, effective January 1, 2000, net of tax.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis is divided into six sections. First, an overview of the key drivers influencing our financial performance is provided by segment, along with an executive summary of 2003 financial results. Key recent events are then described that affected our financial results in 2003. Critical accounting policies and estimates are discussed, including certain accounting judgments important to understanding our financial statements. We then review our consolidated results and segments with year-to-year comparisons. Finally, we cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements.

        The outline for our Management's Discussion and Analysis is as follows:

I.	OVERVIEW
Key Drivers of Financial Performance
Executive Summary
II.	KEY RECENT EVENTS
Segment Reporting, Reclassification and Cost Reallocation
Run-off and Discontinuance of Certain Operations
World Trade Center
Endurance Warrants and Common Stock Investment
III.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Pensions
Contingencies
Policy Liabilities
Intangible Assets
IV.	REVIEW OF CONSOLIDATED RESULTS
General
Summary Results for 2001 through 2003
Consolidated Results for 2003 Compared to 2002
Consolidated Results for Fourth Quarter 2003 Compared to Fourth Quarter 2002
Consolidated Results for 2002 Compared to 2001
V.	REVIEW BY SEGMENT
General
Risk and Insurance Brokerage Services
Consulting
Insurance Underwriting
Corporate and Other
VI.	FINANCIAL CONDITION AND LIQUIDITY
Liquidity
Cash Flows
Financial Condition
Investments
Borrowings
Stockholders' Equity
Off Balance Sheet Arrangements

OVERVIEW

Key Drivers of Financial Performance

        The key drivers of financial performance vary among our segments.

Segments

        Risk and Insurance Brokerage Services.    Brokerage segment results are affected by a number of key drivers, including (i) conditions in insurance markets generally (particularly fluctuations in premiums charged by insurance companies), (ii) success in attracting new clients and avoiding loss of existing clients, (iii) managing our expenses, (iv) fluctuations in foreign exchange rates and (v) interest income on our investments.

        When premium rates rise in a "hard market", commissions generally increase as well. However, when insurance costs rise, insurance buyers resist paying increased premiums that include higher commissions. The resistance often results in buyers:

  •
  raising their deductibles

  •
  reducing the limits and types of insurance coverage they purchase

  •
  switching to negotiated fees or commissions instead of straight commissions

  •
  entering the alternative insurance market (which can also increase our revenues because we offer these services).

        Consulting.    Consulting segment results are principally affected by (i) the employment levels of our clients that are mainly driven by economic conditions, (ii) governmental regulations affecting the health care market, employee benefit programs, and our clients' respective industries, (iii) success in attracting new clients and retaining existing clients, (iv) our success in cross selling services across business units, and (v) managing our overall level of expenses.

        Insurance Underwriting.    Underwriting segment revenues are affected by (i) consumer buying habits that are influenced by economic conditions, (ii) our assumption of select commercial property and casualty insurance business particularly from our managing underwriting group in our Risk and Insurance Brokerage Services segment, (iii) competition with other underwriters (including competition based upon claims-paying ratings), (iv) success in selling new policies, upselling existing policyholders and the persistency of these policies and (v) investment results. Investment income is derived primarily from our fixed maturity investments and some short-term investments. These investments approximate net policy liabilities. Segment expenses are mostly benefits to policyholders that include reserve adjustments, sales commissions to agents and fees to distributors.

        Corporate and Other.    The key driver of results in this segment has been investment income. For further information, see "Corporate and Other" in the Review by Segment section, below.

Liquidity

        Liquidity is derived from cash flows from our business, excluding funds held on behalf of clients, and from financing and is used for capital expenditures, to repay debt, to fund acquisitions and pension obligations and to pay dividends to our stockholders. Because we are a holding company, the receipt of dividend income from our subsidiaries may be affected by their ability to pay dividends (which, in the case of the insurance underwriting subsidiaries, is limited by regulatory and rating agency considerations). Tax considerations may affect access to cash generated from operations outside the United States, as can pension obligation decisions by trustees of international pension plans.

Executive Summary

        We are proud of the high quality of our services, the breath and depth of our intellectual capital and our product and service offerings, and the leading market positions that we have built. We believe our bottom line profitability, however, does not reflect the true potential of our organization. We are taking steps designed to improve margins that include:

  •
  Reviewing strategic alternatives for our non-core businesses, including the possible divestitures of our claims services businesses

  •
  Modifying our employee benefit programs

  •
  Leveraging our purchasing power with vendors, suppliers, and landlords

  •
  Prudently managing employee-related compensation and benefit expenses

  •
  Pursuing alternative resourcing strategies, such as outsourcing, to more efficiently provide non-client-facing services

  •
  Reviewing compensation arrangements with clients to improve the profitability of the valuable services we deliver

  •
  Offering additional services to existing clients who can benefit from our wide range of resources.

        In 2003, consolidated revenues grew 11% to $9.8 billion driven by solid demand for our services and products, along with the positive influence of foreign exchange rates. Furthermore,

  •
  Risk and Insurance Brokerage Services (previously called Insurance Brokerage and Other Services), our largest segment, exhibited good growth in most major business units.

  •
  Consulting revenues rose due to the full year impact of a large outsourcing contract, but were restrained by declining employment levels at many of our clients.

  •
  Our insurance underwriting business grew due to higher premiums within the warranty, credit and property & casualty lines.

  •
  Our accident, health and life lines are a lower growth business, and in 2003 revenue growth was constrained by the run-off of certain non-core businesses in Latin America, a large employer group life book in the U.S., and a specialty book in the U.K.

  •
  Our investment in Endurance Specialty stock and warrants increased our total investment income by $105 million over last year.

        Our pretax income from continuing operations and minority interest rose $286 million from 2002. Despite our Risk and Insurance Brokerage Services and Consulting margins declining, our overall pretax margin increased 190 basis points due to the increase in investment income from our investment in Endurance stock and warrants and the absence of $50 million of expenses in 2002 for the planned divestiture of our underwriting subsidiaries. We are, however, working to further improve our margins through greater financial discipline.

        Several factors that hurt our margins included:

  •
  increased defined benefit expenses for our major pension plans of $131 million

  •
  a significant decline in the pretax income of our claims services business of $48 million

  •
  increased adverse loss experience in a previously reported National Program Services, Inc. (NPS) run-off program of $29 million.

        We are doing a better job of generating and managing our cash. More specifically, we:

  •
  paid down more than $300 million of long-term debt in 2003. At year-end, our total level of debt and preferred stock outstanding was 33% of our total capitalization, which is down from 40% at the beginning of the year.

  •
  made an early $100 million pension plan contribution in 2003.

  •
  reduced capital expenditure spending, which was down 33% from 2002. We are targeting even lower capital expenditures in 2004 as our major investments in businesses, systems and facilities are now largely complete.

  •
  reduced the amount we spent on cash acquisitions by 50% compared with 2002.

        Further discussion of these items may be found in the remainder of this Management's Discussion and Analysis.

KEY RECENT EVENTS

Segment Reporting, Reclassification and Cost Reallocation

        We classify our businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting. A fourth segment, Corporate and Other, when added to the operating segments and after eliminating intersegment revenues, totals to the amounts included in our consolidated financial statements.

        In 2003, certain business units were reclassified among segments. Certain administrative and marketing services relating to our insurance underwriting operations, previously included in the Risk and Insurance Brokerage Services segment, were reclassified into the Insurance Underwriting segment. Our automotive finance servicing business, previously included in the Risk and Insurance Brokerage segment, was sold in fourth quarter 2003. Activity attributable to this business has been reflected in discontinued operations in the consolidated statements of income.

        Certain amounts in prior years' consolidated financial statements relating to segments and discontinued operations have been reclassified to conform to the 2003 presentation.

        Also, beginning in 2003, we refined our methodology for allocating certain costs to the segments. For 2003, this revised cost allocation methodology reduced Consulting and Insurance Underwriting segment pretax income by approximately $16 million and $12 million, respectively, with the $28 million offset reflected in the Risk and Insurance Brokerage Services segment. The revised methodology improves the assignment of costs, which are controlled on a centralized basis, to the operating segments.

Run-off and Discontinuance of Certain Operations

        We are pursuing a "back to basics" strategy in the accident and health insurance business, and focusing on core products and regions. Therefore, in February 2003, we announced that we would be placing in run-off our accident and health insurance underwriting operations in Mexico, Argentina and Brazil. In addition, we transferred to a third party our U.S. large employer group life and accidental death insurance business via an indemnity reinsurance arrangement. These lines of business generated approximately $14 million of revenues and $6 million of pretax losses in 2003, compared to $94 million of revenues and $22 million of pretax losses in 2002.

        In the United Kingdom in 2003, we decided to run-off certain non-core special risk accident and health business. This business generated $36 million of revenue with pretax income of $4 million in 2003. For 2002, we earned revenues of $37 million, generating pretax income of approximately $6 million.

        In third quarter 2003, we decided to sell our automotive finance servicing business, which has been in run-off since first quarter 2001, and completed the sale in fourth quarter 2003 for net proceeds of approximately $18 million. Operating results from prior periods attributable to this unit have been reclassified as discontinued operations. Revenues from this business were $13 million in 2003 versus $15 million in 2002. The pretax loss recorded in 2003 of $55 million is comprised of operating losses of $32 million and a loss from the revaluation of the business of $23 million. In 2002, our pretax loss was $31 million. (See note 1 to the consolidated financial statements for more information about this discontinued operation).

        We are evaluating options within our portfolio of other non-core businesses. In 2003, we announced that we were evaluating various strategic options for our claims services group. In early 2004, we reached an agreement in principle for the sale of two pieces of our claims services business in the U.K., and we are examining opportunities for the remaining claims units.

World Trade Center

        To resume business operations and minimize the loss caused by the World Trade Center disaster, we secured temporary office space in Manhattan. Subsequently, we leased permanent space, and during first quarter 2003, we assigned this temporary space to another company. The 2003 costs relating to this assignment were $46 million pretax.

        In November 2003, we reached a final settlement of approximately $200 million for our overall World Trade Center property insurance claim and received a final cash payment of $92 million ($108 million received previously). This settlement resulted in a pretax gain of $60 million. This gain, and the $46 million expense discussed above, were combined and reported as a $14 million Unusual credit-World Trade Center in the 2003 consolidated statements of income.

Endurance Warrants and Common Stock Investment

        In December 2001, Aon, primarily through its underwriting subsidiaries, invested $227 million in Endurance Specialty Holdings, Ltd., formerly known as Endurance Specialty Insurance Ltd. (Endurance), a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. As of December 31, 2003, the carrying value of our common stock investment in Endurance was $298 million, representing approximately 11.3 million shares.

        In conjunction with this common stock investment, we received approximately 4 million stock warrants, which allow us to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings each quarter.

        Through December 31, 2002, these warrants had been carried at zero value, which approximated their original cost. In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. At December 31, 2003, we determined that the warrants had a fair value of approximately $80 million.

        This increase in value was recognized in investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at December 31, 2003 given the inherent volatility of the underlying shares, as well as the passage of time, and changes in other factors used in the valuation model. (See note 1 to the consolidated financial statements for additional information related to the valuation of the warrants.)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Aon's consolidated financial statements have been prepared according to accounting principles generally accepted in the United States (GAAP). To prepare these financial statements, we made estimates, assumptions, and judgments that affect:

  •
  what we report as our assets and liabilities

  •
  what we disclose as contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.

        In accordance with our policies, we:

  •
  regularly evaluate our estimates, assumptions and judgments, including those concerning revenue recognition, investments, intangible assets, income taxes, financing operations, policy liabilities (including future policy benefit reserves, unearned premium reserves and policy and contract claim reserves), restructuring costs, retirement benefits, and contingencies and litigation.

  •
  base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances.

        The results allow us to make judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates.

        We believe the following critical accounting policies, among others, affect the more significant estimates, assumptions and judgments we used to prepare these consolidated financial statements.

Pensions

U.S. Plans

        Effective January 1, 2004, the U.S. pension plans were closed to new entrants. All new employees will participate in a defined contribution plan. Over time, this change will reduce the volatility inherent in the accounting for the U.S. pension plans.

        Aon uses a market-related value of assets to calculate pension expense. This value reflects a five-year average of the difference between the expected return on the market-related value of plan assets and the actual market value return. The prior year market-related value is projected to the current date by adjusting for contributions, benefit payments and expected returns. The asset gain or loss is the difference between the expected return on assets and the actual return on assets. Twenty percent of the asset gain or loss is recognized in the current year's market-related value, with the remaining eighty percent spread evenly over the next four years. As of year-end 2003, accumulated asset losses of $185 million have not yet been reflected in the market-related value of assets. These losses will increase pension expense as they are graded into the market-related asset value and may be offset by future asset gains. As of year-end 2003, we reported a fair value of pension assets of $929 million. At the same point in time, the market-related value of assets is $1,114 million.

        Under FASB Statement No. 87 accounting, the full gain or loss on assets and obligations are not recorded as expense in the current period. Statement No. 87 allows changes in the projected benefit obligation and market value of assets to be deferred and amortized as a component of pension expense over several years, based on the average expected future service of active employees, which is currently nine years. Gains and losses on pension obligations include the net effects of changes in the discount rate as well as demographic changes in the employee data. For the 2003 valuation year, the pension plans have a combined deferred loss of $496 million (comprised of unrecognized asset losses of $185 million and other than deferred asset losses of $311 million) that has not yet been recognized through income in the financial statements. Only the other than deferred asset losses of $311 million outside of a corridor, defined as 10% of the greater of the market related value of plan assets or the projected benefit obligation, is subject to amortization over a nine year period. For 2004, the estimated amortization amount to be recognized in expense is $23 million. To the extent not offset by future gains, the incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        The investment policy for the pension plan provides for an allocation of assets to various asset classes. According to the policy, the percentage of total assets invested in each class should fall within a range. There is a target allocation for long-term investment decisions. However, the range provides flexibility to accommodate prevailing market conditions. In order to determine the expected long-term rate of return for the pension plan, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each of the asset classes used by the plan. In setting the individual asset assumptions, the historical performance data series were weighted most heavily toward the geometric average returns. The expected returns for each asset class were then weighted by the target allocation of the plan. The expected long-term rate of return assumption used to determine pension expense was 8.5%.

        The result of the calculation based on the actual asset allocation for year-end 2003 is shown in the following table. The actual return for the 2003 valuation year (12%) was well in excess of the assumed return.

Asset Class	Allocation Range	Target Allocation	Historical Returns	Weighted Average Expected Rate Of Return
Equities	50 – 80%	70%
Domestic Equities	40 – 70	40	10.0%	4.0%
Limited Partnerships and Other	2 – 20	10	10.9	1.1
International Equities	5 – 15	10	10.0	1.0
Real Estate and REITs	5 – 15	10	9.8	1.0
Aon Common Stock	0 – 5	No Target	10.0	—
Debt Securities	20 – 50	30
Fixed Maturities	20 – 50	23	6.5	1.5
Invested Cash	2 – 15	7	2.5	0.2

Total				8.8%

        There are several assumptions that impact the actuarial calculation of pension obligations and, in turn, net periodic pension expense in accordance with Statement No. 87. These assumptions require various degrees of judgment. The most significant assumptions are (1) the expected return on plan assets and (2) the discount rate. The same assumptions are used for Aon's pension plans and postretirement benefit plans. Changes in these assumptions can have a material impact on pension obligations and pension expense. For example, holding all other assumptions constant, a one percentage point decrease in our estimated discount rate would increase the estimated 2004 pension expense and the estimated 2004 postretirement medical benefit expense by approximately $32 million and $1 million, respectively. A one percentage point increase in the estimated discount rate would decrease the estimated pension expense and the postretirement medical benefit expense for 2004 by approximately $28 million and $1 million, respectively.

        Similarly, holding other assumptions constant, a one percentage point decrease in Aon's estimated long-term rate of return on plan assets would increase the pension expense for the year ended December 31, 2004 by approximately $11 million. A one percentage point increase in the estimated long-term rate of return would decrease pension expense by approximately $11 million for the same period.

        Required cash contributions are also sensitive to assumptions, but assumptions used to determine contributions to the plan are changed infrequently. Under current rules and assumptions, we anticipate cash funding requirements of $28 million in 2004 and $236 million in 2005. Legislation being considered in Congress will relieve some of these requirements if passed. If so, contribution requirements are estimated to be $3 million in 2004 and $128 million in 2005.

Major U.K. Plans

        For purposes of determining pension expense, the fair market value of plan assets is used. During 1999, the U.K. pension plans were closed to new entrants. All new employees became participants in a defined contribution plan. As with the U.S. plan, it is anticipated that this change will, over time, reduce the volatility of the accounting for U.K. pension plans. As with our other international plans, it is also important to note that the U.K. plans are solely obligations of subsidiaries of Aon Corporation.

        For the 2003 valuation year, the major U.K. pension plans have a combined deferred loss (from asset and liability experience) of $1,404 million that has not yet been recognized through income in the financial statements. Only the accumulated loss outside of a corridor, defined as 10% of the greater of the fair value of plan assets or the projected benefit obligation, is subject to amortization over a period of approximately 17 years. For 2004, the estimated amortization amount to be recognized in expense is $63 million. To the extent not offset by future gains, the incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        Generally, the trustees of the U.K. plans determine the investment policy for each plan. In the aggregate, at the end of 2003 the plans were invested 65% in equities and 35% in fixed income securities. In determining the expected rate of return, the redemption yields available on the type of fixed income securities (corporate and U.K. government securities) used in the pension plans are reviewed. For equity returns, the expectations of the investment managers for the next 10 to 15 years are considered taking into account projected rates of future inflation and real returns. The expected long-term rate of return assumption was 7.5%.

        With respect to U.K. pension liabilities, a one percentage point decrease in the Company's estimated discount rate would increase the estimated 2004 U.K. pension expense by approximately $56 million. A one percentage point increase in the estimated discount rate would decrease the U.K. pension expense for 2004 by approximately $49 million.

        Similarly, a one percentage point decrease in the Company's estimated long-term rate of return on plan assets would increase the U.K. pension expense for the year ending December 31, 2004 by approximately $20 million. A one percentage point increase in the estimated long-term rate of return would decrease pension expense by approximately $20 million for the same period.

        Cash flow requirements are also sensitive to assumptions, but assumptions used for funding the U.K. plans are changed infrequently. Under current rules and assumptions, we anticipate U.K. funding requirements of $144 million in 2004 and $185 million in 2005. Such contributions reflect minimum funding requirements plus such other amounts agreed to with the trustees of the U.K. plans.

Dutch Plan

        For purposes of determining pension expense, the fair market value of plan assets is used. At the end of 2003, the Dutch pension plan has a combined deferred loss of $125 million that has not yet been recognized through income in the financial statements. Only the accumulated loss outside of a corridor, defined as 10% of the greater of the fair value of plan assets or the projected benefit obligation, is subject to amortization over a period of approximately 20 years. For 2004, the estimated amortization amount to be recognized in expense is $5 million. To the extent not offset by future gains, the incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        The target asset allocation is 35% equities and 65% in fixed income securities, with an allowed deviation of 5%. At year-end 2003, the actual asset allocation was 38% equities and 62% fixed income. The expected long-term rate of return assumption is 6%, which results from an expected future return of 8% on equities and a 5% return on fixed income investments.

        With respect to Dutch pension liabilities, a 25 basis point decrease in the Company's estimated discount rate would increase the estimated 2004 Dutch pension expense by approximately $2 million. A 25 basis point increase in the estimated discount rate would decrease the estimated Dutch pension expense for 2004 by approximately $2 million.

        A one percentage point decrease in the Company's estimated long-term rate of return on plan assets would increase the pension expense for the year ending December 31, 2004 by approximately $3 million, while a one percentage point increase in the estimated long-term rate of return would decrease pension expense by approximately $3 million for the same period.

        At year-end 2003, the Dutch pension plan had a prepaid pension asset of $88 million. In the future, should the funded status of the plan deteriorate, such an amount could be reflected in a minimum pension liability, thereby reducing stockholders' equity.

Contingencies

        We define as a contingency any material condition that involves a degree of uncertainty that will ultimately be resolved. Under GAAP, we are required to establish reserves for contingencies when a loss is probable and we can reasonably estimate its financial impact.

        We are required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of reserves required, if any, for contingencies after carefully analyzing each individual issue. The required reserves may change due to new developments in each matter, or changes in approach, such as a change in settlement strategy in dealing with these matters.

Policy Liabilities

        Through our insurance underwriting operations, we collect premiums from policyholders, and we establish liabilities (reserves) to pay benefits to policyholders. The liability for policy benefits, claims, and unearned premiums are some of the largest liabilities included in our statements of financial position. This liability is comprised primarily of estimated future payments to policyholders, policy and contract claims, and unearned and advance premiums and contract fees.

        To establish policy liabilities, we rely upon estimates for reported and anticipated claims, our historical experience, other actuarial data and, with respect to accident, health and life liabilities, assumptions on investment yields. We base interest rate assumptions on factors such as market conditions and expected investment returns. Although mortality and interest rate assumptions are locked-in when we issue new insurance policies, we may need to provide for expected losses on a product by reducing previously capitalized acquisition costs established for that product, or by establishing premium deficiency reserves if there are significant changes in our experience or assumptions. The process of estimating and establishing policy and contract liabilities is inherently uncertain and the actual ultimate cost of a claim may vary materially from the estimated amount reserved.

        While we made every effort to estimate these liabilities effectively, the results we report in our consolidated financial statements could be affected by trends which do not match historical experience or which differ from our underlying assumptions. Furthermore, when our actual experience differs from our previous estimate, the difference will be reflected in the results we report for the period when we changed our estimate. We always consider trends in actual experience as a significant factor in helping us determine claim reserve levels.

Intangible Assets

        Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. We classify our intangible assets as either goodwill, client lists, non-compete agreements, future profits of purchased books of business of the insurance underwriting subsidiaries, or other purchased intangibles. Intangible assets other than goodwill are amortized using the straight-line method over their estimated useful lives, while goodwill is not subject to amortization. Allocation of intangible assets between goodwill and other intangible assets and the determination of estimated useful lives are based on valuations we perform internally or that we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and pro forma data and recognized valuation methods. The use of different estimates or assumptions could produce different results. Intangible assets are carried at cost, less accumulated amortization in the accompanying consolidated statements of financial position.

        While goodwill is not amortized, it is subject to periodic reviews for impairment (at least annually or more frequently if impairment indicators arise). We review goodwill for impairment periodically and whenever events or changes in business circumstances indicate that carrying value of the assets may not be recoverable. Such impairment reviews are performed at the reporting unit level with respect to goodwill. Under those circumstances, if the fair value were less than the carrying amount of the reporting unit, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings. No such indicators were noted in 2003 and 2002. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. The use of different estimates or assumptions could produce different results.

REVIEW OF CONSOLIDATED RESULTS

General

        In the discussion of operating results, we sometimes refer to supplemental information extracted from consolidated financial information which is not required to be presented in the financial statements by U.S. GAAP.

        Supplemental information related to organic revenue growth is information that management believes is an important measure to evaluate business production from existing operations. We also believe that this supplemental information is helpful to investors. Organic revenue growth excludes from reported revenues the impact of foreign exchange, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses, unusual items, and for the underwriting segment only, an adjustment between written and earned premium.

        The supplemental organic revenue growth information does not affect net income or any other GAAP reported figures. It should be viewed in addition to, not in lieu of, our consolidated statements of income. Industry peers provide similar supplemental information about their revenue performance, although they do not make identical adjustments.

        Aon has offices in more than 125 countries and sovereignties. Movement of foreign exchange rates in comparison to the U.S. dollar may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, management has isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis for revenue, and has disclosed the effect on earnings per share. Reporting on this basis gives financial statement users more meaningful information about our operations.

        Certain tables in the segment discussions show a reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the segments and sub-segments. We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures, and transfers of business units, which represent the most significant reconciling items. Other reconciling items are generally not significant individually, or in the aggregate, and are therefore totaled in an "all other" category. If there is a significant individual reconciling item within the "all other" category, we provide additional disclosure in a footnote.

Summary Results for 2001 through 2003

        The consolidated results of continuing operations follow:

(millions) Years ended December 31	2003	2002	2001

Revenue:
Brokerage commissions and fees	$6,884	$6,187	$5,411
Premiums and other	2,609	2,368	2,027
Investment income	317	252	213

Total consolidated revenue	9,810	8,807	7,651

Expenses:
General expenses	7,123	6,459	5,729
Benefits to policyholders	1,427	1,375	1,111
Interest expense	101	124	127
Amortization of intangible assets	63	54	158
Unusual charges (credits) — World Trade Center	(14)	(29)	158

Total expenses	8,700	7,983	7,283

Income from continuing operations before income tax and minority interest	$1,110	$824	$368

Pretax margin — continuing operations	11.3%	9.4%	4.8%

Consolidated Results for 2003 Compared to 2002

Revenue

        In 2003, revenue increased 11% over 2002 to $9.8 billion. We saw improvements in brokerage commissions and fees, premiums earned, and investment income. Excluding the effect of foreign exchange rates, revenue increased 6%. We do not directly hedge revenues against foreign currency translation because it is not cost effective, but we do attempt to mitigate the effect of foreign currency fluctuations on pretax income through hedging strategies.

        Consolidated revenue by geographic area follows:

(millions) Years ended December 31	2003	% of Total	2002	% of Total	2001	% of Total

Revenue by geographic area:
United States	$5,211	53%	$5,019	57%	$4,438	58%
United Kingdom	1,835	19	1,621	18	1,390	18
Continent of Europe	1,469	15	1,117	13	938	12
Rest of World	1,295	13	1,050	12	885	12

Total revenue	$9,810	100%	$8,807	100%	$7,651	100%

        U.S. consolidated revenue, which represents 53% of total revenue, increased 4% in 2003 compared to 2002, as a result of growth driven:

  •
  primarily by new business development and improved retention rates in both retail and reinsurance brokerage.

  •
  secondarily by revenue gains in the Consulting segment as the result of a large outsourcing contract that began in third quarter 2002. These gains were partially offset by a decrease in revenue in our Accident & Health and Life sub-segment that was primarily from transferring our

    U.S. large employer group life and accidental death business to a third party via an indemnity reinsurance arrangement.

        While moderating, commercial property and casualty premium rate increases for most lines of coverage continued in 2003. As a broker, we benefit from this through increased commissions. In addition, client demand for risk retention programs and services contributed to this increase, especially reinsurance and wholesale brokerage.

        U.K. and Continent of Europe revenue combined increased 21% to $3.3 billion and Rest of World revenue increased 23%, reflecting a positive impact from foreign exchange, strong new business, and increasing premium and retention rates.

        Brokerage commissions and fees increased 11% to $6.9 billion as a result of:

  •
  the growth in new business

  •
  improved renewal rates for most of our businesses

  •
  the weakening U.S. dollar

  •
  higher revenue from a large consulting segment outsourcing contract begun in third quarter 2002.

        Premiums and other, primarily related to insurance underwriting operations, improved to $2.6 billion, a 10% increase over 2002. The increase reflects growth in some warranty and credit programs, along with specialty property and casualty lines, and favorable foreign exchange rates.

        Investment income increased by 26% over 2002, and includes related expenses and income or loss on disposals and impairments. The net increase reflects:

  •
  lower impairment write-downs in 2003 of $36 million compared with $130 million last year. 2002 impairment write-downs included a $51 million cumulative adjustment related to prior reporting periods.

  •
  a non-cash increase in the value of Endurance stock warrants of $80 million and equity earnings from our investment in Endurance common stock of $46 million. Equity earnings from our Endurance investment in 2002 were $21 million.

  •
  investment income in 2002 included interest on a tax-related settlement of $48 million with no corresponding amount in 2003.

  •
  lower investment income generated by the operating units of $81 million, including $27 million on deposit-type contracts, reflecting lower rates.

Expenses

        Total expenses increased $717 million or 9% over 2002.

        General expenses increased 10% over 2002, reflecting:

  •
  growth of the businesses

  •
  the effect of foreign exchange rates

  •
  higher overall defined benefit pension plan costs of $131 million for our major plans.

        General expenses in 2002 included $50 million of costs from the planned divestiture of the insurance underwriting segment and a credit of $6 million reflecting the reversal of termination benefits previously incurred as part of the business transformation plan.

        Benefits to policyholders rose $52 million, or 4%, primarily as the result of new business volume, and losses and reserve strengthening of $65 million related to NPS, a non-core book of runoff business. NPS was hired to handle quoting, binding, premium collection, claims adjusting, and other servicing related to general liability insurance policies issued by one of Aon's subsidiaries. We stopped NPS from initiating any new business on our behalf in mid-2002 after we obtained a temporary restraining order. We and others sued NPS for fraud, among other things.

        Benefit payout ratios have declined, however, due to a shift in product mix.

        Interest expense was down primarily due to lower debt levels. Amortization of intangible assets grew $9 million from 2002 due primarily to the impact of recent acquisitions as well as foreign exchange rates in the risk and insurance brokerage services segment.

        Total expenses also included a $14 million credit in 2003 and a $29 million credit in 2002 related to the World Trade Center. The 2003 credit represents a $60 million gain from a final settlement of our World Trade Center property insurance claim, net of $46 million related to the assignment to a third party of temporary office space secured in Manhattan after the World Trade Center was destroyed. The 2002 credit represents a gain resulting from a settlement with our insurance carriers regarding reimbursement for depreciable assets destroyed.

Income from Continuing Operations Before Income Tax and Minority Interest

        Income from continuing operations before income tax and minority interest increased $286 million in 2003 to $1.1 billion. Contributing to this increase were the impact of foreign exchange, the improvement in investment income ($65 million) and 2002 expenses related to the planned spin-off ($50 million) with no corresponding amount in 2003. Approximately 67% of Aon's 2003 consolidated income from continuing operations before income tax and minority interest was from international operations.

Income Taxes

        The effective tax rate was 37% in both 2003 and 2002. The overall effective tax rate is higher than the U.S. federal statutory rate primarily because of state income taxes.

Income from Continuing Operations

        Income from continuing operations increased to $663 million ($2.08 per dilutive share) from $486 million ($1.71 per dilutive share) in 2002. Basic income from continuing operations per share was $2.08 and $1.72 for 2003 and 2002, respectively. In the fourth quarter 2002, we had a common stock offering, which increased the number of average common and common stock equivalent shares outstanding. After netting the effect of currency hedges, the positive impact of foreign currency translations was approximately $0.13 per share. We have deducted dividends paid for the redeemable preferred stock from net income to compute income per share.

Discontinued Operations

        After-tax losses from our discontinued automotive finance servicing business in 2003 were $35 million ($0.11 per both basic and dilutive share). In comparison, losses in 2002 from this discontinued operation were $20 million ($0.07 per both basic and dilutive share). The 2003 results include an after-tax loss on the revaluation of the automotive finance servicing business of $14 million.

        Discontinued operations also include certain insurance underwriting subsidiaries acquired with Alexander and Alexander Services, Inc. (A&A) that are in run-off and the indemnification by A&A of certain liabilities relating to subsidiaries sold by A&A before its acquisition by Aon. There was no income statement impact from these discontinued operations in 2003, 2002 or 2001.

        Based on current estimates, management believes that these discontinued operations are adequately reserved. The net liability is included as a component of other liabilities on the consolidated statements of financial position. In 2003 and 2002, Aon settled some of these liabilities. The settlements had no material effect on our consolidated financial statements. (See notes 1 and 6 to the consolidated financial statements for more information on discontinued operations.)

Consolidated Results for Fourth Quarter 2003 Compared to Fourth Quarter 2002

        Total revenues in the quarter rose 10% to $2.6 billion. Excluding the impact of changes in foreign exchange rates, revenue climbed 4%. The higher revenue is primarily due to:

  •
  very good results from the international risk and insurance brokerage area, combined with improvement in U.S. brokerage and reinsurance

  •
  growth in new business and improved renewal rates

  •
  growth in some warranty and credit programs, along with specialty property and casualty lines

  •
  increased investment income in the Corporate and Other segment, reflecting the change in value of warrants we held in Endurance of $16 million.

        Income from continuing operations before income taxes and minority interest increased by $56 million or 19% over 2002. Both this and last year's results include settlements for various World Trade Center claims. The net change year-over-year for these settlements increased pretax income in 2003 by $49 million.

        This income growth was partially offset by:

  •
  an increase in costs for our major defined benefit pension plans, which increased the expense for the quarter by $34 million

  •
  a net charge in the warranty, credit, and property and casualty sub-segment of $44 million for additional losses and reserve strengthening for the NPS run-off program.

Consolidated Results for 2002 Compared to 2001

Revenue

        Total revenues were $8.8 billion, an increase of 15%. Excluding the effects of foreign exchange rates, revenues increased 14% over the comparable period. This increase results from improvements in brokerage commissions and fees, premiums earned, and investment income.

        U.S. revenues, which represent 57% of total revenue, increased 13% in 2002 compared to 2001 as a result of strong organic growth resulting from:

  •
  commercial property and casualty premium rate increases

  •
  client demand for risk retention programs and services.

        U.K. and Continent of Europe revenues combined increased 18% to $2.7 billion and Rest of World revenue increased 19%, reflecting strong new business and increasing premium rates, which increase commissions, and foreign exchange.

        Brokerage commissions and fees increased 14% to $6.2 billion, primarily from organic growth including increased premium rates, increased new business, and outsourcing contracts. This growth was offset somewhat by revenue disruptions in the early part of the year with our managing general underwriter unit. Acquisitions contributed $90 million of incremental revenue in 2002.

        Premiums and other increased 17% in 2002 to $2.4 billion. This increase primarily reflects growth in new business initiatives, traditional accident and health lines, and new specialty property and casualty lines. This increase was somewhat offset by the prior loss of some accounts in the warranty business.

        Investment income increased by 18% over 2001, despite a drop in interest rates. The increase was driven by:

  •
  improved returns on limited partnerships and other private equity investments accounted for on the equity method in 2002

  •
  $48 million of interest income received from the settlement of a prior year tax issue.

        These improvements were offset by impairment write-downs for certain directly owned investments, including those classified as other-than-temporary, which were $73 million higher than the prior year. Investment income from our Risk and Insurance Brokerage Services and Consulting segments, primarily relating to funds held on behalf of clients, decreased $49 million compared to 2001, largely due to declining interest rates.

Expenses

        General expenses increased 13% over 2001 reflecting:

  •
  growth of the businesses

  •
  higher costs in the U.S. retail brokerage business

  •
  increased risk management and litigation reserve items

  •
  higher overall pension plan costs

  •
  costs related to the planned spin-off.

        Benefits to policyholders rose $264 million or 24% due to new business volume increases, an increased payout ratio of benefits to policyholders versus net premiums earned, issues related to NPS and a shift in business mix to products with higher benefit payout ratios.

        Interest expense was down slightly due to lower short-term interest rates.

        Amortization of intangible assets declined $104 million from 2001 as goodwill was not amortized in 2002 in accordance with FASB Statement No. 142.

Income from Continuing Operations Before Income Tax and Minority Interest

        Income from continuing operations before income tax and minority interest increased significantly from $368 million in 2001 to $824 million in 2002. This increase is due primarily to the net change in expenses related to the World Trade Center ($187 million), the business transformation plan ($224 million) and the improvement in Corporate and Other revenue ($150 million). Approximately 76% of Aon's 2002 consolidated income from continuing operations before income tax and minority interest was from international operations.

Income Taxes

        The effective tax rate was 39.5% for 2001 and 37% for 2002. The decline from 2001 was due to the non-deductibility of certain goodwill, which, beginning in 2002, is no longer amortized for book purposes. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Income from Continuing Operations

        Income from continuing operations increased to $486 million ($1.71 per dilutive share) from $183 million ($0.66 per dilutive share) in 2001. Basic income from continuing operations per share was $1.72 and $0.67 for 2002 and 2001, respectively. To compute income per share, we have deducted dividends paid for the redeemable preferred stock from net income.

REVIEW BY SEGMENT

General

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting. (See note 16 to the consolidated financial statements.) Aon's operating segments are identified as those that:

  •
  report separate financial information

  •
  are evaluated regularly when we are deciding how to allocate resources and assess performance.

        We attribute revenues to geographic areas based on the location of the resources producing the revenues.

        Segment revenue includes investment income, as well as the impact of related derivatives, generated by operating invested assets of that segment. Investment characteristics mirror liability characteristics of the respective segments:

  •
  Our Risk and Insurance Brokerage Services and Consulting businesses invest funds held on behalf of clients and operating funds in short-term obligations

  •
  In Insurance Underwriting, policyholder claims and other types of non-interest sensitive insurance liabilities are primarily supported by intermediate to long-term fixed-maturity instruments. Investments underlying interest-sensitive capital accumulation insurance liabilities are fixed- or floating-rate fixed-maturity obligations. For this business segment, operating invested assets are approximately equal to average net policy liabilities.

  •
  Our insurance subsidiaries also have invested assets that exceed net policy liabilities in order to maintain solid claims paying ratings. Income from these investments are reflected in Corporate and Other segment revenues.

        The following tables and commentary provide selected financial information on the operating segments.

(millions) Years ended December 31	2003	2002	2001

Operating segment revenue: (1)
Risk and Insurance Brokerage Services	$5,677	$4,973	$4,363
Consulting	1,193	1,054	938
Insurance Underwriting	2,883	2,801	2,521

Income before income tax:
Risk and Insurance Brokerage Services	$829	$791	$565
Consulting	108	120	126
Insurance Underwriting	196	155	168

Pretax margins:
Risk and Insurance Brokerage Services	14.6%	15.9%	12.9%
Consulting	9.1%	11.4%	13.4%
Insurance Underwriting	6.8%	5.5%	6.7%

(1)
Intersegment revenues of $68 million were eliminated in 2003. See note 16 to the consolidated financial statements.

Risk and Insurance Brokerage Services

        Aon is a leader in many sectors of the insurance industry: globally, it is the second largest insurance broker, the largest reinsurance broker and the leading manager of captive insurance companies worldwide. In the U.S., Aon is the largest wholesale broker and underwriting manager. These rankings are based on the most recent surveys compiled and reports printed by Business Insurance.

        The devastation caused by the attacks of September 11, 2001 resulted in the largest insurance loss in history. At the same time, there was an unprecedented escalation of insurance premium rates because of larger than anticipated loss experience across most risks, the stock market's steep decline, lower interest rates, and diminished risk capacity.

        Higher premium rates, or a "hard market," generally result in increased commission revenues. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. However, it is difficult to predict the longevity of the hard market, and the rate of increase in premiums in the property and casualty marketplace has already begun to level off.

        Risk and Insurance Brokerage Services generated approximately 58% of Aon's total operating segment revenues in 2003. Revenues are generated primarily through:

  •
  commissions and fees paid by insurance and reinsurance companies

  •
  fees paid by clients

  •
  certain other carrier compensation

  •
  interest income on funds held on behalf of clients.

        Our revenues vary from quarter to quarter throughout the year as a result of:

  •
  how our clients' policy renewals are timed

  •
  the net effect of new and lost business

  •
  the timing of services provided to our clients

  •
  the income we earn on investments, which is heavily influenced by short-term interest rates.

        With the exception of employee incentives, expenses generally tend to be more uniform throughout the year.

        Our retail brokerage companies operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms, as well as individual brokers and agents and direct writers of insurance coverage. Specifically, this segment:

  •
  addresses the highly specialized product development and risk management needs of professional groups, insurance companies, service businesses, governments, healthcare providers, commercial organizations and non-profit groups, among others

  •
  provides affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses

  •
  provides wholesale brokerage, managing underwriting and premium finance services to independent agents and brokers as well as corporate clients

  •
  offers claims management and loss cost management services to insurance companies and firms with self-insurance programs

  •
  provides actuarial, loss prevention and administrative services to businesses and consumers.

        We review our product revenue results using the following sub-segments:

  •
  Risk Management and Insurance Brokerage—Americas (Brokerage—Americas) encompasses our retail and wholesale brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services in North and South America, the Caribbean and Bermuda.

  •
  Risk Management and Insurance Brokerage—International (Brokerage—International) offers similar products and services to the rest of the world not identified above.

  •
  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that:

  •
  enhance the risk/return characteristics of insurance policy portfolios

  •
  improve capital utilization

  •
  evaluate and mitigate catastrophic loss exposures worldwide.

  •
  Claim Services (Claims) offers claims administration and loss cost management services.

        The Risk and Insurance Brokerage Services segment revenues are influenced by the premiums paid by clients to insurers because we receive a percentage of the premiums as a commission in most cases. The availability of insurance coverage can also affect our revenues. If insurance coverage cannot be placed, we do not receive a commission.

Revenue

        Total 2003 Risk and Insurance Brokerage Services revenue was $5.7 billion, up 14% on a reported basis over last year. Excluding the effect of foreign exchange rates, revenue rose 8% over last year. Operating revenue, on an organic basis, grew approximately 9% in a very competitive environment. Investment income decreased $34 million in 2003 from reduced derivative gains and lower interest rates.

        Continuing the trend from last year, increases in insurance premium rates benefited revenues in 2003. After September 11, 2001 insurance markets, whose premium rates were rising already, rose further as a result of restrictions on the availability of some coverages and the pressure on the financial strength of some insurance companies. The property and casualty insurance market is very competitive. As premium rates rise, clients often retain more risk. This dynamic has, and may continue to, limit revenue growth for pure brokerage services, but it provides opportunities to offer more captive insurance and claims management services, as well as safety and loss control services.

        This chart details Risk and Insurance Brokerage Services revenue by sub-segment.

(millions) Years ended December 31	2003	2002	2001

Risk Management and Insurance Brokerage-Americas	$2,299	$2,106	$1,920
Risk Management and Insurance Brokerage-International	2,074	1,695	1,413
Reinsurance Brokerage and Related Services	902	790	668
Claims Services	402	382	362

Total revenue	$5,677	$4,973	$4,363

        This chart reconciles organic revenue growth to reported revenue growth.

Year ended December 31, 2003 vs. 2002	Reported Revenue Growth	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Risk Management and Insurance Brokerage-Americas	9%	1%	—%	(1)%	9%
Risk Management and Insurance Brokerage- International	22	13	(2)	—	11
Reinsurance Brokerage and Related Services	14	5	—	(1)	10
Claims Services	5	3	1	1	—

Total revenue	14%	6%	—%	(1)%	9%

  •
  Brokerage-Americas revenue improved due to organic growth, reflecting improved renewal rates and increased new business in the retail brokerage business. Organic growth in the wholesale business was under pressure due to pricing pressures.

  •
  Brokerage-International revenue showed strong improvement as a result of a favorable foreign exchange impact and strong organic growth.

  •
  Reinsurance revenue growth reflected strong results in U.S. reinsurance, driven by new business from existing clients and growth in renewal volumes, along with moderate growth internationally, as well as a favorable foreign exchange impact.

  •
  Claims revenue has increased over last year primarily as a result of a positive foreign exchange impact and higher U.K. volume.

        This chart shows Risk and Insurance Brokerage Services revenue by geographic area and pretax income:

(millions) Years ended December 31	2003	2002	2001

Revenue by geographic area:
United States	$2,471	$2,368	$2,177
United Kingdom	1,172	1,055	890
Continent of Europe	1,112	849	726
Rest of World	922	701	570

Total revenue	$5,677	$4,973	$4,363

Income before income tax	$829	$791	$565

  •
  U.S. revenue has shown a modest increase over 2002. The U.S. reinsurance business posted strong improvement as a result of new business and high renewal volumes. The managing underwriting group has recovered from very depressed results in the prior year. U.S. retail brokerage grew during the year, driven primarily by new business development and improved renewal rates. These increases, however, were partially offset by a decline in claims services revenue.

  •
  U.K. and Continent of Europe revenue increased primarily as a result of foreign exchange rates and organic revenue growth that reflected new business and good renewal rates.

  •
  Rest of World revenue increased significantly due to foreign exchange rates, increased market share primarily in the Asian markets, and new business initiatives.

Income Before Income Tax

        Pretax income increased $38 million or 5% from 2002 to $829 million. The improvement in income was realized by the growth in revenues as well as a revised cost methodology which decreased centrally allocated costs by $28 million. In 2003, pretax margins in this segment were 14.6%, down from 15.9% in 2002.

        Our income and margins were impacted this year by:

  •
  additional pension expense of $109 million

  •
  a decline in claims services pretax income of $48 million

  •
  a decline in investment income of $34 million.

        In addition, some events did not hurt our income in 2003, but did affect our year-over-year comparison. These events include:

  •
  $29 million from a partial settlement in 2002 with Aon's insurance carriers related to the World Trade Center

  •
  a $6 million credit for the reversal in 2002 of business transformation plan expenses previously incurred for termination benefits with no corresponding amounts in 2003.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. This segment:

  •
  provides a full range of human capital management services from employee benefits to compensation consulting

  •
  generated 12% of Aon's total operating segment revenues in 2003.

        Consulting services are delivered to corporate clients through five major practice areas:

  1.
  Employee Benefits advises clients regarding the structure, funding and administration of employee benefit programs which attract, retain and motivate employees.

  2.
  Compensation focuses on designing salary, bonus, commission, stock option and other pay structures, with special expertise in the financial services and technology industries.

  3.
  Management Consulting assists clients in process improvement and design, leadership, organization and human capital development, and change management.

  4.
  Communications advises clients on how to communicate initiatives that support their corporate vision.

  5.
  Human Resource Outsourcing offers employment processing, performance improvement, benefits administration, and other employment-related services.

        Revenues in the Consulting segment are affected by changes in clients' industries, including government regulation, as well as new products and services, the state of the economic cycle, broad trends in employee demographics and the management of large organizations.

Revenue

        In 2003, revenues of $1.2 billion increased 13% over 2002. Excluding the impact of foreign exchange rates, the growth rate was 9%. Revenue on an organic basis grew 5% from last year. The organic revenue growth resulted from:

  •
  growth in U.S. compensation and international practices

  •
  the full year impact of a sizable human resources outsourcing agreement.

        In third quarter 2002, Aon entered into a sizeable new outsourcing contract with AT&T that is expected to provide favorable returns over the life of the multi-year agreement. The recognition of revenues and expenses, however, will significantly influence financial results over the contract period. Revenues are recorded on a gross basis, inclusive of amounts ultimately passed through to subcontractors, and are recorded ratably over the life of the contract. Up-front investment costs to support the new business cause pretax margins to be significantly lower in the early years of the multi-year contract, compared with the later years when margins are expected to increase. A significant portion of the up-front investment costs incurred for the new outsourcing contracts can be leveraged to handle increased business volume.

        This chart details Consulting revenue by sub-segment.

(millions) Years ended December 31	2003	2002	2001

Benefits, compensation, management and communications consulting	$898	$796	$740
Human resource outsourcing	295	258	198

Total revenue	$1,193	$1,054	$938

        This chart reconciles organic revenue growth to reported revenue growth.

Year ended December 31, 2003 vs. 2002	Reported Revenue Growth	Less: Currency Impact	Less: All Other	Organic Revenue Growth

Benefits, compensation, management and communications consulting	13%	5%	4%	4%
Human resource outsourcing	14	2	3	9

Total revenue	13%	4%	4%	5%

  •
  The increase in benefits, compensation, management and communication consulting revenue was driven by positive foreign exchange rates and organic revenue growth in U.S. compensation and benefits and international practices. This increase was partially offset by a decline in management consulting.

  •
  Human resource outsourcing revenue improvement was due to the large contract initiated in third quarter 2002.

        This chart shows Consulting revenue by geographic area and pretax income:

(millions) Years ended December 31	2003	2002	2001

Revenue by geographic area:
United States	$770	$703	$628
United Kingdom	182	160	157
Continent of Europe	139	105	77
Rest of World	102	86	76

Total revenue	$1,193	$1,054	$938

Income before income tax	$108	$120	$126

  •
  U.S. revenue posted a strong increase in 2003, primarily reflecting the human resources outsourcing agreement initiated in third quarter 2002.

  •
  U.K., Continent of Europe and Rest of World revenues rose on favorable currency exchange impacts and organic revenue growth.

Income Before Income Tax

        Pretax income was $108 million, a 10% decline from last year. In 2003, pretax margins in this segment were 9.1%, down from 11.4% in 2002. Margins in this segment were reduced by:

  •
  a revised cost allocation methodology, resulting in higher expense allocations of $16 million over 2002

  •
  increased pension and insurance costs

  •
  a non-recurring stock-based expense adjustment.

        The pretax margins for 2003 were also influenced by a lower margin human resources outsourcing contract, as discussed above.

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily through more than 7,600 career insurance agents working for our subsidiaries. Our revenues are affected by our success in attracting and retaining these career agents. The agency force turnover has remained fairly stable over time. The sales management team is a strength that enables the recruiting model to remain effective.

  •
  provides supplemental Medicare policies in the U.S. through a dedicated sales force

  •
  offers extended warranty and credit insurance products that are sold through retailers, automotive dealers, insurance agents and brokers, and real estate brokers. Our revenues are also affected by the addition and retention of these retailers, dealers, agents and brokers.

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies

  •
  provides the administration of certain extended warranty services on automobiles, electronic goods, personal computers and appliances

  •
  has operations in the United States, Canada, Latin America, Europe and Asia/Pacific

  •
  generated approximately 30% of Aon's total operating segment revenues in 2003.

        In the accident, health and life operations, we provide an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

        We have:

  •
  developed relationships with select brokers and consultants to reach specific niche markets

  •
  expanded product distribution to include direct response programs, affinity groups, and worksite marketing, which has created access to new markets and potential new policyholders

  •
  implemented a "back-to-basics" strategy, focusing on products and regions with predictable cash flows and the best return on investment

  •
  announced plans in February 2003 to place in run-off our accident and health insurance underwriting operations in Latin America. We stopped operations in Argentina and have transitioned into run-off status in Brazil and Mexico during 2003.

  •
  transferred the large employer group life and accidental death business to a third party via an indemnity reinsurance arrangement

  •
  decided to run off certain non-core special risk accident and health business in the U.K.

        Our warranty and credit subsidiaries in North America, Latin America, Europe and Asia/Pacific provide warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, we provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs.

Revenue

        Written premiums and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums.

        A table reflecting written and earned premiums and associated reserves follows:

	2003	2002

Written premiums:
Accident & Health and Life	$1,460	$1,519
Warranty and Credit	986	828
Property & Casualty	221	164

Total Warranty, Credit, Property & Casualty	1,207	992

Total Insurance Underwriting	$2,667	$2,511

Earned premiums:
Accident & Health and Life	$1,502	$1,494
Warranty and Credit	830	733
Property & Casualty	217	133

Total Warranty, Credit, Property & Casualty	1,047	866

Total Insurance Underwriting	$2,549	$2,360

Policy and Contract Claims:
Accident & Health	$447	$421
Warranty and Credit	207	177
Property & Casualty	955	653

Total Warranty, Credit, Property & Casualty	1,162	830

Total Insurance Underwriting	$1,609	$1,251

        In 2003, revenues of $2.9 billion increased 3% over 2002. Excluding the effect of foreign exchange rates, revenues were flat year-over-year.

        This chart details Insurance Underwriting revenue by sub-segment.

(millions) Years ended December 31	2003	2002	2001

Accident & health and life	$1,594	$1,639	$1,429
Warranty, credit and property & casualty	1,289	1,162	1,092

Total revenue	$2,883	$2,801	$2,521

        This chart reconciles organic revenue growth to reported revenue growth.

Year ended December 31, 2003 vs. 2002	Reported Revenue Growth	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other (1)	Organic Revenue Growth

Accident & health and life	(3)%	3%	(4)%	(2)%	—%
Warranty, credit and property & casualty	11	3	—	(10)	18

Total revenue	3%	3%	(2)%	(6)%	8%

(1)
The difference between written and earned premiums and fees, as a percentage change, was 0% for accident & health, (2)% for warranty and (1)% for total revenue. The change in warranty and total revenue also resulted from a one-time assumption of premiums ceded from a client's captive in 2002.

  •
  Revenue declined in accident & health and life for 2003 primarily due to our decision to:

  —
  pursue a "back-to-basics" strategy in the core businesses

  —
  run off the accident and health insurance underwriting operations in the Latin American countries and to transfer our U.S. large employer group life business. These businesses generated approximately $14 million of revenues and $6 million of pretax losses in 2003 compared to $94 million in revenues and $22 million of pretax losses in 2002. We are exiting these businesses and expect to completely withdraw in 2005. We also decided to run off certain non-core special risk accident and health business in the U.K.

  •
  Growth in the select property and casualty business, as well European credit and warranty programs, drove the revenue improvement in warranty, credit and property & casualty.

        Overall core business growth was partially offset by:

  •
  a decline in investment income of $47 million, significantly impacted by a $27 million decline in interest earned on investments underlying deposit-type contracts, as that business has been placed in run-off

  •
  overall lower interest rates.

        This chart details Insurance Underwriting revenue by geographic area and pretax income:

(millions) Years ended December 31	2003	2002	2001

Revenue by geographic area:
United States	$1,953	$2,005	$1,838
United Kingdom	460	395	330
Continent of Europe	211	159	132
Rest of World	259	242	221

Total revenue	$2,883	$2,801	$2,521

Income before income taxes	$196	$155	$168

  •
  In 2003, U.S. revenue declined primarily as a result of the runoff of our U.S. large employer group life and accidental death business.

  •
  U.K., Continent of Europe, and Rest of World posted significant revenue improvement during the year. This increase is primarily the result of a favorable currency exchange rate impact and organic revenue growth in European direct sales, warranty and credit operations.

Income Before Income Tax

        Pretax income of $196 million increased 26% from 2002. Pretax margins rose from 5.5% in 2002 to 6.8% in 2003.

        Increased pretax income and margin resulted from:

  •
  higher expenses and charges concerning the planned divestiture of the Insurance Underwriting segment of $33 million in 2002, with no corresponding amounts in 2003

  •
  improved profitability in the traditional lines of accident & health and life

  •
  provision for non-claims litigation issues of $15 million in 2002, with no corresponding amount in 2003

  •
  reduced losses in Europe warranty and improvements in property & casualty, excluding NPS.

        These increases were partially offset by:

  •
  charges related to losses and reserve strengthening for the NPS run-off program, which were $65 million in 2003 versus a $36 million charge in 2002

  •
  a revised cost allocation methodology, which resulted in increased expense allocations of $12 million for 2003.

Corporate and Other

        Corporate and Other segment revenue consists primarily of investment income (including income or loss on disposals, including other-than-temporary impairment losses), which is not otherwise reflected in the operating segments. This segment includes:

  •
  invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses

  •
  the assets in excess of net policyholder liabilities of the insurance underwriting subsidiaries and related income.

        Corporate and Other segment revenue includes income from Endurance common stock, accounted for under the equity method, and changes in the valuation of Endurance warrants. Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through Corporate and Other segment revenue, in accordance with FASB Statement No. 133.

        Private equities are principally carried at cost except where Aon has significant influence, in which case they are carried under the equity method. These investments usually do not pay dividends.

        Limited partnerships (LP) are accounted for under the equity method and changes in the value of the underlying LP investments flow through Corporate and Other segment revenue. Because the LP investments include exchange-traded securities, Corporate and Other segment revenue fluctuates with the market values of underlying publicly traded equity investments. LP investments have historically provided higher returns over a longer time than broad market common stock. However, in the short run, the returns are inherently more variable. In December 2001, we securitized $450 million of our LP investments plus associated LP commitments, which represented the majority of our LP interests. This transaction has lessened the variability of revenue reported in this segment. (See note 7 to the consolidated financial statements for additional information regarding the securitization.)

        Although our portfolios are highly diversified, they still remain exposed to market, equity, and credit risk.

        We:

  •
  periodically review securities with material unrealized losses and evaluate them for other-than- temporary impairments.

  •
  analyze various risk factors and determine if any specific asset impairments exist. If we determine there is a specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value.

  •
  review invested assets with material unrealized losses each quarter. (See note 7 to the consolidated financial statements for additional information regarding other-than-temporary impairments.)

        This chart shows the components of Corporate and Other revenue and expenses:

(millions) Years ended December 31	2003	2002	2001

Revenue:
Income from marketable equity securities and other investments	$137	$31	$7
Limited partnership investments	1	14	(94)
Interest on tax refund	—	48	—
Net loss on disposals and related expenses	(13)	(114)	(84)

Total revenue	$125	$(21)	$(171)

Expenses:
General expenses	$61	$97	$75
Interest expense	101	124	127
Amortization of goodwill	—	—	118
Unusual credits — World Trade Center	(14)	—	—

Total expenses	148	221	320

Loss before income tax	$(23)	$(242)	$(491)

Revenue

        Corporate and Other revenue improved by $146 million to $125 million in 2003. The revenue improvement was primarily driven by:

  •
  an $80 million non-cash increase in the value of the Endurance stock warrants

  •
  equity earnings from the Endurance common stock investment of $46 million compared to $21 million in 2002

  •
  lower impairment writedowns of certain fixed-maturity and equity investments of $36 million in 2003 versus $130 million in 2002 (including $51 million cumulative effect of the change in policy relating to prior periods).

        These positive comparisons were somewhat offset by $48 million of interest on a tax settlement in 2002 with no comparable amount in 2003.

Loss Before Income Tax

        Corporate and Other expenses were $148 million, an improvement of $73 million from the comparable period in 2002. This improvement is the result of:

  •
  a decline in interest expense of $23 million primarily from the paydown of both long-term and short-term debt. As a result of the adoption of FIN 46 on December 31, 2003, we increased our notes payable balance by $726 million for subordinated debt owed to Aon Capital A, which was deconsolidated effective December 31, 2003. There was no effect on net income in 2003 as a result of this deconsolidation. However, beginning in 2004, the interest on this subordinated debt, previously reflected as Minority interest, net of tax on the consolidated statements of income will be shown as interest expense. (See notes 1 and 11 to the consolidated financial statements for more information.)

  •
  a decline in general expenses of $36 million due in part to $17 million of 2002 overhead costs for the previous planned divestiture of the underwriting businesses with no corresponding 2003 amount

  •
  a net $14 million credit related to the World Trade Center. To allow us to resume business operations and minimize the loss caused by the disaster, we secured temporary office space in Manhattan. Later, we leased permanent space, and during first quarter 2003, we assigned this temporary space to another company. The costs related to this assignment were $46 million pretax. In fourth quarter 2003, we reached a final settlement of approximately $200 million for our overall World Trade Center property insurance claim. We received a cash payment of approximately $92 million during the fourth quarter, in addition to the $108 million we had already collected. As a result, we recognized a $60 million pretax gain on this settlement.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $23 million in 2003 versus a loss of $242 million in 2002.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

        Our routine liquidity needs are primarily for servicing debt and paying dividends on outstanding stock. Our primary source for meeting these requirements is from dividends and internal financing from our operating subsidiaries. After meeting our routine dividend and debt servicing requirements, we used a portion of the remaining funding we received throughout the year for capital expenditures, made an early $100 million U.S. pension plan contribution and invested in acquisitions. Our major U.S. insurance subsidiaries' statutory capital and surplus at year-end 2003 exceeded the risk-based capital target set by the NAIC by a satisfactory level.

        In 2003, in order to enhance their financial position, we did not dividend any of our insurance underwriting subsidiaries' earnings to Aon parent company. During the past year, the statutory capital and surplus of the total underwriting companies has improved substantially. We anticipate that dividend payments to Aon parent company will resume in 2004 from CICA, our major insurance subsidiary. (Note 11 to the consolidated financial statements discusses regulatory restrictions relating to dividend capacity of our insurance subsidiaries.)

        In the aggregate, our operating subsidiaries anticipate that there will be adequate liquidity to meet their needs in the foreseeable future and to provide funds to the parent company. We have used cash flow primarily for debt reduction, dividend payments, business reinvestment, and acquisition financing.

        We expect our subsidiaries' positive cash flow to continue, and with it, our ability to access adequate short-term lines of credit.

        Cash on our statements of financial position includes funds available for general corporate purposes and funds we are holding on behalf of clients and to satisfy policyholder liabilities.

        In 2003, total cash contributions to our major defined benefit pension plans were $217 million, an increase of $141 million over 2002. This exceeded the original expectation due to an early contribution of $100 million to the U.S. defined benefit pension plan in fourth quarter 2003. No corresponding early contributions were made in 2002. Under current rules and assumptions, we anticipate that 2004 contributions to our major defined benefit pension plans will be approximately $195 million. However, legislation being considered by the U.S. Congress will relieve some of these requirements, if passed. If so, we expect our 2004 contributions to our major defined benefit plans will be approximately $170 million.

        In connection with one of our U.K. pension plans, our principal U.K. subsidiary has agreed with the trustees of the plan to contribute £20 million per year to the plan for six years with the amount payable increasing by 5.3% on each January 1, commencing in 2005. These contributions are in addition to the normal employer contributions to the plan. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding up deficit. In practice, the trustees have accepted the agreed schedule of contributions and have not requested such an advance. As of December 31, 2002, the estimated winding up deficit was £340 million. The winding up deficit has not yet been determined as of December 31, 2003. At the last valuation date, September 30, 2003, the estimated deficit between the value of the plan assets and the projected benefit obligation, calculated under U.S. GAAP, was £134 million, of which £125 million was recorded as a minimum pension liability. In 1999, all U.K. pension plans were closed to new entrants.

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash revenue and charges and changes in operating assets and liabilities. Cash flows provided by operating activities for 2003 were $1.3 billion, however, not all of these funds were available for use by us.

        The operating cash flow from our insurance subsidiaries of approximately $360 million was not available for general corporate purposes in 2003. To enhance their financial position, we decided not to dividend in 2003 any of the insurance underwriting subsidiaries' earnings to the Aon parent company. Also included in the $360 million was a $305 million change in operating assets and liabilities of the underwriting segment, net of reinsurance, primarily from unearned premiums and other fees. These funds will be used to satisfy future benefits to policyholders with the remainder being available, after taxes and other income and expense, to dividend to Aon parent company in future years.

        In our risk and insurance brokerage and consulting businesses, we collect cash payments from clients that include both premiums (payable to insurance companies for policies they issue) and commissions and fees (payable to us for our brokerage and consulting services). We record the commissions and fees as income and we hold clients' premiums for a short time before remitting them to insurers. The net increase in funds held on behalf of clients was approximately $200 million in 2003. The net balance for these funds is reflected in "Other receivables and liabilities — net" in the consolidated statements of cash flows.

        Proceeds of $48 million from the sale of operations included $30 million from the divestiture of Sheffield, which was sold for approximately book value.

        In 2003, available cash flows from operations were used primarily to:

  •
  pay down debt of $385 million

  •
  pay cash dividends of $190 million

  •
  provide for capital expenditures of $185 million

  •
  fund acquisitions of $56 million.

        Included in cash flows from operations are cash contributions to our major defined benefit pension plans of $217 million versus expense of $187 million.

Financial Condition

        Since year-end 2002, total assets increased $1.7 billion to $27 billion.

        In 2003, total investments increased $738 million to $7.3 billion from December 31, 2002. Fixed maturities increased $662 million, primarily relating to an asset management program at our insurance underwriting subsidiaries that became effective in second quarter 2003, which resulted in a shift from short-term to long-term investments. As a consequence of this decision, short-term investments in the insurance underwriting businesses decreased, but were offset by changes in foreign exchange rates, along with an increase in funds held on behalf of clients, resulting in an overall decline of $20 million.

        Risk and Insurance Brokerage Services and Consulting receivables increased $177 million in 2003. Corresponding insurance premiums payable increased $464 million over the same period. These increases reflect:

  •
  the effect of foreign exchange rates

  •
  the timing of receipts and payments

  •
  the continued rise in premium rates across most lines of business

  •
  escalating client demand for risk programs

  •
  Aon's overall new account growth.

        Other assets increased $90 million from December 31, 2002. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, and in 2002, assets of discontinued operations related to our automotive finance servicing business.

        Policy liabilities in total, excluding other policyholder funds, increased $703 million, which were principally offset by corresponding increases in reinsurance receivables (reflected in other receivables) and prepaid premiums related to reinsurance.

        Other policyholder funds decreased $81 million from 2002 due primarily to interest sensitive and deposit-type contracts maturing and our decision to stop offering these programs.

        Our minimum defined benefit pension liability, included in other liabilities, increased $262 million since last year-end. We are required to maintain at plan level, at a minimum, a liability equal to the difference between the present value of benefits incurred to date for pension obligations and the fair value of the assets supporting these obligations.

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

        The Corporate and Other segment contains invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the underwriting business and related income. These insurance assets, which are publicly traded equities, as well as less liquid private equities and limited partnerships, represent a more aggressive investment strategy that gives us an opportunity for greater returns with longer-term investments. These assets, owned by the insurance underwriting companies:

  •
  are necessary to support strong claims paying ratings by independent rating agencies

  •
  are unavailable for other uses such as debt reduction or share repurchases without considering regulatory requirements. (See note 11 to the consolidated financial statements.)

        In December 2001, we securitized $450 million of our LP investments and associated LP commitments, which represented most of our limited partnership investments, via a sale of PEPS I. The securitization:

  •
  gives our underwriting subsidiaries greater liquidity

  •
  has lessened the revenue variability in the Corporate and Other segment.

        See note 7 to our consolidated financial statements for more information on our investments.

Borrowings

        Total debt at December 31, 2003 was $2.1 billion, up $360 million from December 31, 2002. Specifically:

  •
  Notes payable increased by $424 million compared to year-end 2002. This increase:

  —
  is primarily due to deconsolidating our mandatorily redeemable preferred capital securities as a result of FIN 46 (see notes 1 and 11 to the consolidated financial statements for further discussion), which resulted in increasing our notes payable balance by $726 million

  —
  was partially offset by retiring $300 million of outstanding debt securities due in January and June 2003.

  •
  Short-term debt declined $64 million, primarily due to a decrease in foreign short-term debt.

        In January 2004, we also retired the balance of our 6.3% debt securities ($89 million), which had become due.

        Contractual maturities of notes payable and operating lease commitments (with initial or remaining non-cancelable lease terms in excess of one year) are disclosed in note 8 to the consolidated financial statements.

        In 2002, we completed an offering of $300 million aggregate principal amount of 3.5% convertible senior debentures due 2012. The debentures are unsecured obligations and are convertible into our common stock at an initial conversion price of approximately $21.475 per common share under certain circumstances including the following:

  •
  During any fiscal quarter if the closing price of our common stock exceeds 120% of the conversion price (i.e. $25.77) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous fiscal quarter.

        Or

  •
  Subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of the ten trading day period was less than 95% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures.

        Aon has reserved approximately 14 million shares for the potential conversion of these debentures.

        We received approximately $223 million by privately placing $225 million aggregate principal amount of 7.375% senior notes due 2012 in fourth quarter 2002. In May 2003, we completed an offer to exchange these notes for notes registered under the Securities Act of 1933 that have identical terms.

        In 2002, we renegotiated our back-up lines of credit. Anticipating the spin-off of our insurance underwriting subsidiaries, we reduced our line of credit to $875 million. As a result of our capital enhancement actions, we renegotiated our short-term back-up lines of credit, reducing the total amount to $775 million in February 2003. The agreement expires in 2005.

        In fourth quarter 2002, the credit rating agencies lowered the credit ratings of our senior debt and commercial paper. On October 31, 2002, Moody's Investors Service lowered its rating of our senior debt to the current rating of "Baa2" from "Baa1." Moody's also placed the rating of our senior debt and the "P-2" rating of our commercial paper under review for possible future downgrade, which it subsequently removed without change. Also on October 31, 2002, Standard & Poor's Ratings Services placed its "A-" rating of our senior debt on CreditWatch with negative implications, which it subsequently removed without change. On August 31, 2003, Standard & Poor's revised its outlook on our senior debt from stable to negative. A further downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs and reduce our financial flexibility.

        Any such further downgrade may trigger a further obligation of our company to fund an aggregate of up to $75 million with respect to our premium finance securitizations. Moreover, some of our debt instruments, such as our 6.20% notes due January 2007 ($250 million of which are outstanding), expressly provide for interest rate increases in the case of certain ratings downgrades. Similarly, any such downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. If we cannot access the commercial paper market, although we have committed backup lines in excess of our current outstanding commercial paper borrowings, we cannot assure you that it would not adversely affect our financial position. A downgrade in the credit ratings of our senior debt may also adversely affect the claims-paying ability or financial strength ratings of our insurance company subsidiaries.

        The major rating agencies' ratings of our debt securities at December 31, 2003 appear in the table below. Standard and Poor's outlook on Aon is negative. Ratings from Moody's Investor Services and Fitch, Inc. are on stable outlook.

	Standard And Poor's	Moody's Investor Services	Fitch, Inc.
Senior long-term debt	A-	Baa2	A-
Commercial paper	A-2	P-2	F-2

        Aon's principal insurance underwriting subsidiaries are rated "A", with a stable outlook by A.M. Best for their claims paying ability.

Stockholders' Equity

        Stockholders' equity increased $603 million during 2003 to $4.5 billion, primarily reflecting:

  •
  $628 million of net income before preferred dividends

  •
  a $231 million (after tax) foreign exchange benefit

        These equity increases were partially offset by dividends paid to stockholders of $190 million.

        Accumulated other comprehensive loss decreased $93 million since December 31, 2002. Net foreign exchange losses improved by $231 million because of the weakening U.S. dollar against foreign currencies as compared to the prior year-end. Net derivative gains increased $28 million over year-end 2002. Net unrealized investment gains rose $20 million during 2003.

        During 2003, some of our defined benefit pension plans, particularly in the U.K., incurred losses due to reduced discount rates. Accounting principles generally accepted in the U.S. require a company to maintain, at a minimum, a liability on its balance sheet equal to the difference between the present value of benefits incurred to date for pension obligations and the fair value of the assets supporting these obligations. At year-end 2003, this increased pension obligation caused a $186 million (after-tax) reduction to stockholder's equity. We maintain the related pension plan assets in separate trust accounts; they are not part of our consolidated financial statements. This non-cash adjustment did not affect 2003 earnings.

        For 2004, we project:

  •
  our pension expense for our major defined benefit plans to be approximately $225 million. This expense was significantly affected by a lower discount rate.

  •
  cash contributions to the major defined benefit pension plans will be approximately $195 million.

        At December 31, 2003, stockholders' equity per share was $14.32, up from $12.56 at December 31, 2002, due principally to net income for 2003. Our total debt and preferred securities as a percentage of total capital is 33% at December 31, 2003, compared to 40% at year-end 2002.

Off Balance Sheet Arrangements

        We have various contractual obligations that are recorded as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements but are required to be disclosed.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $90 million for taxes and other business obligations to third parties. We accrue amounts in our consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        We use special purpose entities and qualifying special purpose entities (QSPE), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140 and other relevant accounting guidance.

Premium Financing

        Some of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions. Subject to certain limitations, agreements allow us to sell to these conduit vehicles through December 2005. As of December 31, 2003, the maximum commitment contained in these agreements was $1.9 billion.

        Under the agreements, we sell the receivables to the conduits. Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we guarantee. Under the guarantee provisions, our maximum cash requirement was approximately $75 million at December 31, 2003. The U.S. facility was renewed in July 2003 and the European facility was renewed in October 2003. The U.S. facility was increased by $100 million, and for both facilities, Aon's percentage guarantee was reduced, replaced by a collateral enhancement. We intend to renew these conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements.

PEPS I

        On December 31, 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company, owned by one of our subsidiaries (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).

        PEPS sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties. It then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

        Standard & Poor's Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies must purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. Approximately $20 million of these commitments were funded in 2003. As of December 31, 2003, the unfunded commitments amounted to $80 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        Based on the rating agencies' downgrades of Aon's credit ratings in October 2002 on Aon's senior debt, credit support agreements were purchased in January 2003 whereby $100 million of cash of one of our underwriting subsidiaries has been pledged as collateral for these commitments. This collateral has been reduced to $77 million at December 31, 2003.

        If the insurance companies fail to purchase additional fixed-maturity securities as commitments are drawn down, we have guaranteed their purchase.

        Subsequent to closing the securitization, one of the insurance subsidiaries sold PEPS I fixed-maturity securities with a value of $20 million to Aon. The assets and liabilities and operations of PEPS I are not included in our consolidated financial statements.

        Aon has recognized other-than-temporary impairment writedowns equal to the original cost of one tranche, including $32 million in 2002 and $27 million in first quarter 2003. The preferred stock interest represents a beneficial interest in the securitized limited partnership investments. The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I. Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers:

  •
  the value of the underlying limited partnership investments of PEPS I

  •
  the nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

Combined Global Funding

        In 1998, CICA, an Aon subsidiary, formed Combined Global Funding, LLC, a Cayman Islands-based special purpose entity (SPE), to issue notes to investors under a European Medium-Term Note Program (EMTN). The proceeds of the notes were used to purchase funding agreement policies issued by CICA. The contract terms of the funding agreement mirror the terms of the trust medium-term notes. Historically, the SPE has been consolidated by CICA based on the guidance in ARB 51 and EITF Topic D-14, with the EMTNs being classified as a policyholder liability in Aon's consolidated financial statements rather than notes payable, given that the liquidation preference of the underlying debt more closely resembled the characteristics of a policyholder liability. The interest expense on the EMTNs has been included in benefits to policyholders in the consolidated statements of income. The amounts of EMTNs outstanding at December 31, 2003 and 2002 were $50 million and $79 million, respectively. In 2005, the remaining outstanding EMTN and the corresponding funding agreement are scheduled to be redeemed.

        Upon the adoption of FIN 46, Aon has determined that the SPE is a VIE and CICA is not the primary beneficiary, because CICA does not have a variable interest in the SPE. As a result, CICA was required to deconsolidate the trust on December 31, 2003. There was no effect on the consolidated statements of financial position or income statements as a result of this deconsolidation, as the funding agreement liability between CICA and the SPE is now classified as a policyholder liability.

Contractual Obligations

        The following table:

  •
  summarizes our significant contractual obligations at December 31, 2003 and the future periods during which we expect to settle these obligations in cash.

  •
  reflects the timing of principal payments on outstanding borrowings.

        Additional details about these obligations are provided in our footnotes to the financial statements as noted below.

	Payments due by period
(in millions)	Less than 1 year	1-3 years	4-5 Years	More than 5 years	Total

Long-Term Debt (note 8)	$318	$260	$262	$1,255	$2,095
Interest expense on Long-Term Debt	134	216	175	1,176	1,701
Operating Leases (note 8)	354	586	408	877	2,225
Redeemable Preferred Stock (note 11) (1)	—	—	—	50	50
Other Policyholder Funds	—	58	—	—	58
Purchase Obligations	128	60	9	1	198
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheet under GAAP	7	11	2	5	25

Total	$941	$1,191	$856	$3,364	$6,352

(1)
Shares are redeemable at the option of Aon or the holders beginning one year after the occurrence of a certain future event.

        We also have obligations with respect to our pension and other benefit plans. (See note 12 to our consolidated financial statements as well as our discussion on liquidity, above.)

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to potential fluctuations in earnings, cash flows and the fair value of certain of our assets and liabilities due to changes in interest rates, foreign exchange rates and equity prices. In order to manage the risk arising from these exposures, we enter into a variety of derivative instruments. Aon does not enter into derivatives or financial instruments for trading purposes.

        The following discussion describes our specific exposures and the strategies used to manage these risks. A discussion of our accounting policies for financial instruments and derivatives is included in notes 1 and 14 to the consolidated financial statements.

        We are subject to foreign exchange rate risk from translating the financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the British pound, the Euro, the Canadian dollar, and the Australian dollar. We use over-the-counter (OTC) options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of our foreign operations.

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns approximately 60% of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary's pound sterling expenses using over-the-counter (OTC) options and forward exchange contracts. At December 31, 2003, we have hedged 80% of the U.K. subsidiaries' expected U.S. dollar transaction exposure for the next twelve months. We do not generally hedge exposures beyond three years.

        The impact to 2003 and 2002 pretax income in the event of a hypothetical 10% adverse change in the respective quoted year-end exchange rates would not be material after consideration of derivative positions.

        The nature of the income of our businesses is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. A hypothetical, instantaneous parallel decrease in the period end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $9 million and $14 million to 2003 and 2002 pretax income, respectively.

        The valuation of our fixed-maturity portfolio is subject to interest rate risk. A hypothetical 1% increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 2003 and 2002 by approximately $90 million and $85 million, respectively. We have notes payable and preferred securities outstanding with a fair value of $2.3 billion and $2.4 billion at December 31, 2003 and 2002, respectively. This fair value was greater than the carrying value by $234 million and $36 million at December 31, 2003 and 2002, respectively. A hypothetical 1% decrease in interest rates would increase the fair value by approximately 7% and 6% at December 31, 2003 and 2002, respectively.

        The valuation of our marketable equity security portfolio is subject to equity price risk. If market prices were to decrease by 10%, the fair value of the equity portfolio would have a corresponding decrease of $4 million at December 31, 2003 compared to $6 million at December 31, 2002. At December 31, 2003 and 2002, there were no outstanding derivatives hedging the price risk on the equity portfolio.

        We have selected hypothetical changes in foreign currency exchange rates, interest rates and equity market prices in order to illustrate the possible impact of these changes; we are not predicting market events. We believe that these changes in rates and prices are reasonably possible over a one-year period.

Item 8.    Financial Statements and Supplementary Data.

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, as of December 31, 2003, the Company changed its method of accounting for its involvement with certain variable interest entities and in 2002 the Company changed its method of accounting for goodwill.

Chicago, Illinois
February 10, 2004

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

        Management maintains a system of internal control designed to meet its responsibilities for reliable financial statements. The system is designed to provide reasonable assurance, at appropriate costs, that assets are safeguarded and that transactions are properly recorded and executed in accordance with management's authorization. Judgments are required to assess and balance the relative costs and expected benefits of those controls. It is management's opinion that its system of internal control as of December 31, 2003 was effective in providing reasonable assurance that its financial statements were free of material misstatement. In addition, management supports and maintains a professional staff of internal auditors who coordinate audit coverage with the independent auditors and conduct a program of financial and operational audits.

        The Board of Directors selects an Audit Committee from among its members. All members of the Audit Committee are independent of the Company. The Audit Committee recommends to the Board of Directors appointment of the independent auditors and provides oversight relating to the review of financial information provided to stockholders and others, the systems of internal control which management and the Board of Directors have established and the audit process. The Audit Committee meets periodically with management, internal auditors and independent auditors to review the work of each and to satisfy itself that those parties are properly discharging their responsibilities. Both the independent auditors and the internal auditors have free access to the Audit Committee, without the presence of management, to discuss the adequacy of internal control and to review the quality of financial reporting.

Consolidated Statements of Income

(millions except per share data)	Years ended December 31	2003	2002	2001

	REVENUE
	Brokerage commissions and fees	$6,884	$6,187	$5,411
	Premiums and other	2,609	2,368	2,027
	Investment income (note 7)	317	252	213

	Total revenue	9,810	8,807	7,651

	EXPENSES
	General expenses (notes 4, 5 and 15)	7,123	6,459	5,729
	Benefits to policyholders	1,427	1,375	1,111
	Interest expense	101	124	127
	Amortization of intangible assets	63	54	158
	Unusual charges (credits) — World Trade Center (note 1)	(14)	(29)	158

	Total expenses	8,700	7,983	7,283

	INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX AND MINORITY INTEREST	1,110	824	368
	Provision for income tax (note 9)	411	304	145

	INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	699	520	223
	Minority interest, net of tax — Company-obligated mandatorily redeemable preferred capital securities (note 11)	(36)	(34)	(40)

	INCOME FROM CONTINUING OPERATIONS	663	486	183
	LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (note 1)	(35)	(20)	(36)

	NET INCOME	$628	$466	$147

	NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$625	$463	$144

	BASIC NET INCOME PER SHARE:
	Income from continuing operations	$2.08	$1.72	$0.67
	Discontinued operations	(0.11)	(0.07)	(0.13)

	Net income	$1.97	$1.65	$0.54
	DILUTIVE NET INCOME PER SHARE:
	Income from continuing operations	$2.08	$1.71	$0.66
	Discontinued operations	(0.11)	(0.07)	(0.13)

	Net income	$1.97	$1.64	$0.53
	CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK	$0.60	$0.825	$0.895

	DILUTIVE AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	317.8	282.6	272.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position

(millions)	As of December 31	2003	2002

	ASSETS
	INVESTMENTS
	Fixed maturities at fair value	$2,751	$2,089
	Equity securities at fair value	42	62
	Short-term investments	3,815	3,835
	Other investments	716	600

	Total investments	7,324	6,586

	CASH	540	484
	RECEIVABLES
	Insurance brokerage and consulting services	8,607	8,430
	Other receivables	1,504	1,129

	Total receivables (net of allowance for doubtful accounts: 2003 — $187; 2002 — $177)	10,111	9,559

	CURRENT INCOME TAXES	84	124
	DEFERRED INCOME TAXES	524	689
	DEFERRED POLICY ACQUISITION COSTS	1,021	882
	GOODWILL
	(net of accumulated amortization: 2003 — $805; 2002 — $723)	4,509	4,099
	OTHER INTANGIBLE ASSETS
	(net of accumulated amortization: 2003 — $300; 2002 — $238)	176	225
	PROPERTY AND EQUIPMENT, NET	827	865
	OTHER ASSETS	1,911	1,821

	TOTAL ASSETS	$27,027	$25,334

See accompanying notes to consolidated financial statements.

(millions)	As of December 31	2003	2002

	LIABILITIES AND STOCKHOLDERS' EQUITY
	INSURANCE PREMIUMS PAYABLE	$10,368	$9,904
	POLICY LIABILITIES
	Future policy benefits	1,396	1,310
	Policy and contract claims	1,609	1,251
	Unearned and advance premiums and contract fees	2,869	2,610
	Other policyholder funds	58	139

	Total policy liabilities	5,932	5,310
	GENERAL LIABILITIES
	General expenses	1,498	1,518
	Short-term borrowings	53	117
	Notes payable	2,095	1,671
	Other liabilities	2,533	2,167

	TOTAL LIABILITIES	22,479	20,687

	COMMITMENTS AND CONTINGENT LIABILITIES
	REDEEMABLE PREFERRED STOCK	50	50
	COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED CAPITAL SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY THE COMPANY'S JUNIOR SUBORDINATED DEBENTURES	—	702
	STOCKHOLDERS' EQUITY
	Common stock — $1 par value
	Authorized: 750 shares; issued	336	333
	Paid-in additional capital	2,283	2,228
	Accumulated other comprehensive loss	(861)	(954)
	Retained earnings	3,679	3,251
	Treasury stock at cost (shares: 2003 — 22.4; 2002 — 22.7)	(784)	(794)
	Deferred compensation	(155)	(169)

	TOTAL STOCKHOLDERS' EQUITY	4,498	3,895

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,027	$25,334

Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2003	2002	2001

	CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	$628	$466	$147
	Adjustments to reconcile net income to cash provided by operating activities
	Loss from discontinued operations, net of tax (note 1)	23	—	—
	Insurance operating assets and liabilities, net of reinsurance	305	335	(45)
	Amortization of intangible assets	63	54	158
	Depreciation and amortization of property, equipment and software	251	208	180
	Income taxes	75	34	(97)
	Special and unusual charges and purchase accounting liabilities (notes 4, 5 and 15)	17	(67)	24
	Valuation changes on investments and income on disposals	(116)	87	158
	Other receivables and liabilities — net	66	103	40

	CASH PROVIDED BY OPERATING ACTIVITIES	1,312	1,220	565

	CASH FLOWS FROM INVESTING ACTIVITIES
	Sale of investments
	Fixed maturities
	Maturities	153	162	120
	Calls and prepayments	83	137	100
	Sales	1,256	1,711	1,220
	Equity securities	31	351	379
	Other investments	8	61	272
	Purchase of investments
	Fixed maturities	(2,069)	(1,879)	(1,112)
	Equity securities	(1)	(46)	(227)
	Other investments	—	(27)	(347)
	Short-term investments — net	125	(678)	(633)
	Acquisition of subsidiaries	(56)	(111)	(107)
	Proceeds from sale of operations	48	—	—
	Property and equipment and other — net	(185)	(278)	(281)

	CASH USED BY INVESTING ACTIVITIES	(607)	(597)	(616)

	CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock	—	607	—
	Retirement of preferred stock — net	—	(87)	—
	Treasury stock transactions — net	(6)	(10)	49
	Repayments of short-term borrowings — net	(77)	(163)	(395)
	Issuance of long-term debt	122	519	400
	Repayment of long-term debt	(430)	(547)	(148)
	Interest sensitive, annuity and investment-type contracts
	Deposits	—	—	20
	Withdrawals	(89)	(682)	(305)
	Cash dividends to stockholders	(190)	(233)	(241)

	CASH USED BY FINANCING ACTIVITIES	(670)	(596)	(620)

	EFFECT OF EXCHANGE RATE CHANGES ON CASH	21	18	(2)

	INCREASE (DECREASE) IN CASH	56	45	(673)
	CASH AT BEGINNING OF YEAR	484	439	1,112

	CASH AT END OF YEAR	$540	$484	$439

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(millions)	Years ended December 31	2003	2002	2001

	Common Stock Balance at January 1	$333	$293	$264
	Issuance of stock (note 11)	—	37	—
	Issued for business combinations	—	1	28
	Issued for employee benefit plans	3	2	1

		336	333	293

	Paid-in Additional Capital Balance at January 1	2,228	1,654	706
	Issuance of stock (note 11)	—	570	—
	Business combinations (notes 4 and 11)	11	(18)	952
	Employee benefit plans	44	22	(4)

		2,283	2,228	1,654

	Accumulated Other Comprehensive Income (Loss) Balance at January 1	(954)	(535)	(377)
	Net derivative gains (losses)	28	22	(6)
	Net unrealized investment gains	20	42	30
	Net foreign exchange translation	231	69	(58)
	Net additional minimum pension liability adjustment	(186)	(552)	(124)

	Other comprehensive income (loss)	93	(419)	(158)

		(861)	(954)	(535)

	Retained Earnings Balance at January 1	3,251	3,021	3,127
	Net income	628	466	147
	Dividends to stockholders	(190)	(233)	(241)
	Loss on treasury stock reissued	(8)	(2)	(10)
	Employee benefit plans	(2)	(1)	(2)

		3,679	3,251	3,021

	Treasury Stock Balance at January 1	(794)	(786)	(118)
	Cost of shares acquired — non-cash exchange (notes 4 and 11)	—	—	(783)
	Cost of shares acquired	(5)	(13)	(5)
	Shares reissued at average cost	15	5	120

		(784)	(794)	(786)

	Deferred Compensation Balance at January 1	(169)	(182)	(214)
	Net issuance of stock awards	(35)	(13)	(3)
	Amortization of deferred compensation	49	26	35

		(155)	(169)	(182)

	Stockholders' Equity at December 31	$4,498	$3,895	$3,465

	Comprehensive Income (Loss)
	Net income	$628	$466	$147
	Other comprehensive income (loss) (note 3)	93	(419)	(158)

	Comprehensive income (loss)	$721	$47	$(11)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles and Practices

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of Aon Corporation and its majority-owned subsidiaries (Aon), except for the consolidated statement of financial position as of December 31, 2003, which includes the accounts of Aon Corporation and its majority-owned subsidiaries (excluding special-purpose entities ("VIEs") considered variable interest entities for which Aon is not the primary beneficiary).

        These statements include informed estimates and assumptions that affect the amounts reported. Actual results could differ from the amounts reported. All material intercompany accounts and transactions have been eliminated.

Segment Reporting

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services (previously called Insurance Brokerage and Other Services), Consulting and Insurance Underwriting. A fourth segment, Corporate and Other, when aggregated with the operating segments, and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements.

        In 2003, certain business units were reclassified among segments. Certain administration and marketing services relating to the insurance underwriting operations, previously included in the Risk and Insurance Brokerage Services segment, were reclassified into the Insurance Underwriting segment. The automotive finance servicing business, previously included in the Risk and Insurance Brokerage Services segment, was sold in fourth quarter 2003. Activity attributable to this business has been reflected as a discontinued operation.

        Certain amounts in prior years' consolidated financial statements relating to segments and discontinued operations have been reclassified to conform to the 2003 presentation.

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

        Fees for claims services, benefit consulting, human capital outsourcing, reinsurance services and other services are recognized when the services are rendered. Aon has entered into multiple year outsourcing arrangements with clients. Revenues received from these agreements are recorded on a gross basis, inclusive of amounts ultimately passed through to subcontractors, when Aon maintains the performance obligation, and are recorded ratably over the life of the contract.

        The portion of the revenues received on extended warranty contracts that are for the marketing, administration and servicing of those contracts are reported as earned consistent with the method used to earn the premium portion of those revenues, and revenues that represent administrative fee-for-service arrangements, for which Aon does not bear the underwriting risk, are earned as those services are performed. These fee-for-service arrangements include the marketing and servicing of extended warranty contracts on behalf of other companies and brokerage commissions for accident and health products placed with non-Aon insurance carriers. These revenues are reported in the Insurance Underwriting segment.

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

        For investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for investment products are not reported as revenue, but as deposits. Policy fee revenue for investment products consists of charges for the cost of insurance, policy administration and surrenders assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

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

Unusual Charges (Credits) — World Trade Center

        In 2001, Aon recorded pretax unusual charges of $158 million ($97 million after-tax or $0.35 per dilutive share), net of insurance and reinsurance recoveries, related to losses sustained as a result of the destruction of the World Trade Center on September 11, 2001 and the death of 175 employees. Costs incurred included $33 million of destroyed depreciable assets at net book value, $40 million for salaries and benefits for deceased and injured employees and other costs, and a $10 million commitment to the Aon Memorial Education fund to support the educational needs of the children of Aon employees who were victims of the September 11th attacks. Offsetting these expenses were estimated insurance recoveries of $60 million as of fourth quarter 2001. These costs also included $192 million of insurance benefits paid by Aon's Combined Insurance Company of America subsidiary (CICA) under life insurance policies issued for the benefit of deceased employees, which were partially offset by reinsurance recoveries of $147 million, resulting in a net charge of $45 million. Reinsurers have disputed their liability as to approximately $90 million of reinsurance recoveries under a Business Travel Accident (BTA) policy issued by CICA to cover U.S.-based employees of subsidiaries of Aon, and legal actions were filed by both parties. In fourth quarter 2001, Aon recorded a pretax $90 million allowance for a potentially uncollectible receivable related to this dispute. In September 2002, CICA's New York action with respect to the BTA policy was dismissed by the trial court for lack of subject matter jurisdiction, and in August 2003 the U.S. Court of Appeals affirmed the dismissal. CICA immediately filed its action in Chicago, Illinois, but this action was dismissed in January 2004. Litigation in the U.K. continues.

        During November 2002, a partial settlement was reached with Aon's property insurance carriers pertaining to reimbursement for depreciable assets destroyed. This settlement resulted in a pretax credit of $29 million, which is reported as an Unusual Credit — World Trade Center in the 2002 consolidated statements of income.

        In order to resume business operations and minimize the loss caused by the World Trade Center disaster, Aon secured temporary office space in Manhattan. Subsequently, permanent space was leased and, during first quarter 2003, Aon assigned this temporary space to another company. The costs relating to this assignment were $46 million pretax in 2003. In fourth quarter 2003, Aon reached a final settlement of approximately $200 million for its overall World Trade Center property insurance claim. A cash payment of approximately $92 million was received during fourth quarter 2003, in addition to the $108 million already collected in prior years. This settlement resulted in a pretax gain of $60 million. This gain, and the $46 million expense discussed above, are combined and reported as a $14 million Unusual credit — World Trade Center in the 2003 consolidated statement of income.

Automotive Finance Servicing Business

        In third quarter 2003, Aon decided to sell its automobile finance servicing business, which had been in run-off since first quarter 2001 (see note 5). The sale was completed in fourth quarter 2003 for proceeds of approximately $18 million. Operating results from prior periods attributable to this unit have been reclassified as discontinued operations. Revenues of this business were $13 million, $15 million and $25 million for 2003, 2002 and 2001, respectively. The revenues and expenses were reported on a net basis in the consolidated statements of income and were net of tax benefits of $20 million, $11 million and $23 million in 2003, 2002 and 2001, respectively. Included in the loss from discontinued operations in 2003 is a pretax loss from operations of $32 million and a loss from the revaluation of the business of $23 million. Assets and liabilities of this business, reflected in other assets and other liabilities in the 2002 consolidated statements of financial position, were $107 million and $38 million, respectively.

Income Tax

        Deferred income tax has been provided for the effect of temporary differences between financial reporting and tax bases of assets and liabilities and has been measured using the enacted marginal tax rates and laws that are currently in effect. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Income Per Share

        Basic income per share is computed based on the weighted-average number of common shares outstanding, excluding any dilutive effects of stock options and awards. Net income available for common stockholders is net of all preferred dividends. Dilutive income per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effect of stock options and awards. The dilutive effect of stock options and awards is calculated under the treasury stock method using the average market price for the period. Certain common stock equivalents related to options were not included in the computation of diluted income per share because those options' exercise price was greater than the average market price of the common shares. The number of options excluded from the calculation were 24 million in 2003 and 2002 and 4 million in 2001. Aon's 3.5% convertible debt securities may be converted into a maximum of 14 million shares of Aon common stock. These shares have not been included in the computation of diluted income per share because the circumstances which would trigger the conversion have not yet occurred. (See note 8 for further information). Income per share is calculated as follows:

(millions except per share data)	2003	2002	2001

Income from continuing operations	$663	$486	$183
Loss from discontinued operations, net of tax	(35)	(20)	(36)

Net income	628	466	147
Redeemable preferred stock dividends	(3)	(3)	(3)

Net income for dilutive and basic	$625	$463	$144

Basic shares outstanding	317	281	269
Common stock equivalents	1	2	3

Dilutive potential common shares	318	283	272

Basic net income per share:
Income from continuing operations	$2.08	$1.72	$0.67
Discontinued operations	(0.11)	(0.07)	(0.13)

Net income	$1.97	$1.65	$0.54

Dilutive net income per share:
Income from continuing operations	$2.08	$1.71	$0.66
Discontinued operations	(0.11)	(0.07)	(0.13)

Net income	$1.97	$1.64	$0.53

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

(millions, except per share data) Years ended December 31		2003	2002	2001

Net income, as reported		$628	$466	$147
Add:	Stock-based employee compensation expense included in reported net income, net of related tax effects	31	14	19
Deduct:	Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	55	37	29

Proforma net income		$604	$443	$137

Net income per share:
Basic
	As reported	$1.97	$1.65	$0.54
	Pro forma	1.89	1.57	0.51
Dilutive
	As reported	1.97	1.64	0.53
	Pro forma	1.89	1.56	0.50

        The fair value per share of options and awards granted is estimated as $3.59 and $18.33 in 2003, $6.21 and $28.54 in 2002, and $8.66 and $29.78 in 2001, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Dividend yield	2.3%	2.25%	2.0%
Expected volatility	23.4%	21.1%	27.8%
Risk-free interest rate	2.9%	4.3%	6.0%
Expected term life beyond vesting date (in years):
Stock options	1.0	0.96	1.06
Stock awards	—	—	—

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

Investments

        Short-term investments include certificates of deposit and highly liquid debt instruments purchased with maturities of up to one year (generally three months or less) and money market funds and are carried at cost, which approximates fair value.

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

        Endurance common stock and warrants — In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd. (Endurance), formerly known as Endurance Specialty Insurance Ltd., a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. The investment in Endurance is carried under the equity method, and is included in Other Receivables in the consolidated statements of financial position. As of December 31, 2003, the carrying value of Aon's common stock investment in Endurance was $298 million, representing approximately 11.3 million shares. In conjunction with this common stock investment, Aon's underwriting subsidiaries also received approximately 4 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.

        Through December 31, 2002, these warrants had been carried at zero value, which approximated their original cost. In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. With the assistance of an independent third party, Aon has valued the warrants using the Black-Scholes pricing model and has determined that the warrants had a fair value of approximately $80 million as of December 31, 2003.

        The valuation assumptions used in the model at December 31, 2003 were as follows:

•	Maturity (in years)	7.96
•	Spot Price	$30.50
•	Risk Free Interest Rate	4.50%
•	Dividend Yield	0.00%
•	Volatility	24%
•	Exercise Price	$15.96

        The model assumes: the warrants are "European-style," which means that they are valued as if the exercise can only occur on the expiration date; the spot and exercise prices are reduced by expected future dividends; and the dividend remains unchanged during the period the warrants are outstanding. Although Endurance currently pays a dividend, a zero dividend yield as used in the Endurance warrants valuation since the value of future dividend payments have been reflected in the spot and exercise price used in the valuation.

        The $80 million (pretax) increase in value during 2003 was recognized as investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at December 31, 2003 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

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

        PEPS I — In December 2001, Aon securitized $450 million of limited partnership investments, plus associated limited partnership commitments, via a sale to Private Equity Partnership Structures I, LLC (PEPS I). Aon received $171 million in cash plus $279 million of newly-issued fixed maturity and preferred stock securities of PEPS I. The underlying equity in the limited partnerships was the basis for determining the fair value of the cash and securities received in the securitization. No significant management assumptions were used in determining the fair value of the cash and securities received in the securitization or the value at December 31, 2003 or 2002. At December 31, 2003, a 10% or 20% decrease in the underlying equity of the limited partnerships would have resulted in a decrease in the value of the preferred stock securities owned by $37 million and $75 million, respectively.

        General — Income or loss on disposal of any securities held is computed using the specific costs of the securities sold and is reported as investment income in the consolidated statements of income.

        Declines in the fair value of invested assets below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed-maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (SAB) 59, FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance. For fixed-maturity investments with unrealized losses due to market conditions or industry-related events where Aon has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are assumed to be temporary.

        Aon's policy for equity securities is to recognize impairment losses on specific securities that have had continuous material unrealized losses for more than three consecutive quarters, or less due to market conditions or industry-related events.

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

Cash

        Cash includes time deposits.

Allowance for Doubtful Accounts

        Aon's policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances, and other qualitative and quantitative analyses.

Deferred Policy Acquisition Costs

        Costs of acquiring new and renewal insurance underwriting business, principally the excess of new commissions over renewal commissions, underwriting and sales expenses that vary with, and are primarily related to, the production of new business, are deferred and reported as assets. For long-duration life and health products, amortization of deferred policy acquisition costs is related to, and based on the expected premium revenues of the policies. In general, amortization is adjusted to reflect current withdrawal experience. Expected premium revenues are estimated by using the same assumptions used in estimating future policy benefits. For extended warranty and short-duration health insurance, costs of acquiring and renewing business are deferred and amortized as the related premiums and contract fees are earned.

Intangible Assets

        Prior to January 1, 2002, goodwill relating to business acquisitions had been amortized into income over periods not exceeding 40 years using the straight-line method. Goodwill related to acquisitions made after June 30, 2001 has not been amortized. Beginning in January 2002, goodwill has not been amortized but instead has been tested for impairment annually. See Accounting and Disclosure Changes for further information. The cost of other intangible assets is being amortized over a range of 2 to 10 years with a weighted-average original life of 8.2 years.

        As required by Statement No. 142, Aon assesses the recoverability of its intangible assets through an analysis of expected future cash flows.

Property and Equipment

        Property and equipment are generally depreciated using the straight-line method over their estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized. These costs are generally amortized using the straight-line method over a range of 1 to 8 years. The weighted-average original life of Aon's software at December 31, 2003 is 4.6 years.

Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair values for financial instruments:

        Cash and cash equivalents, including short-term investments:    Carrying amounts approximate fair value.

        Fixed-maturity and equity securities:    Fair value is based on quoted market prices or, if they are not actively traded, on estimated values obtained from independent pricing services.

        Derivative financial instruments:    Fair value is based on quoted prices for exchange-traded instruments or the cost to terminate or offset with other contracts.

        Other investments are comprised of Aon's investment in Endurance common stock and warrants, mortgage loans, policy loans, private equity investments and limited partnerships.

  Endurance common stock:    Aon's investment in Endurance common stock is accounted for on the equity method. Accordingly, its carrying value ($298 million at December 31, 2003) is determined by adjusting the initial cost of the investment with Aon's share of Endurance's net income and unrealized gains or losses since acquisition. Shares of Endurance common stock are publicly traded and quoted market prices are available. Based on the December 31, 2003 quoted market price of $33.55 per share (NYSE:ENH), Aon's investment in Endurance has a fair market value of $380 million. Aon carries Endurance on the equity method due to its influence on Endurance's board of directors and various board committees.

  Endurance warrants:    Fair value is determined with the assistance of an independent third party using the Black-Scholes pricing model.

  Mortgage loans and policy loans:    Fair value is estimated using discounted cash flow analysis, using interest rates currently being offered for similar loans to borrowers with similar credit ratings.

  Private equity investments and limited partnerships:    Carrying amounts approximate fair value, as it is generally not practical to estimate fair value without incurring excessive costs.

        Deposit-type contracts:    Fair value is estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

        Notes payable:    Fair value is based on quoted market prices for the publicly-traded portion and on estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements for the nonpublicly-traded portion.

Future Policy Benefits, Policy and Contract Claims, Unearned Premiums and Contract Fees

        Future policy benefit liabilities on life, accident and health products have been provided on the net level premium method. The liabilities are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations. Interest assumptions are graded and range from 2% to 6% at December 31, 2003. Withdrawal assumptions are based principally on insurance subsidiaries' experience and vary by plan, year of issue and duration.

        Policy and contract claim liabilities represent estimates for reported claims, as well as provisions for losses incurred, but not yet reported. These claim liabilities are based on historical experience and are estimates of the ultimate amount to be paid when the claims are settled. The estimates are subject to the effects of trends in claim severity and frequency. The process of estimating and establishing policy and contract liabilities is inherently uncertain and the actual ultimate cost of a claim may vary materially from the estimated amount reserved. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

        Unearned premiums and contract fees generally are calculated using the pro rata method based on gross premiums. However, in the case of extended warranty and credit life and disability products, the unearned premiums and contract fees are calculated such that the premiums and contract fees are earned over the period of risk in a reasonable relationship to anticipated claims.

Foreign Currency Translation

        Foreign revenues and expenses are translated at average exchange rates. Foreign assets and liabilities are translated at year-end exchange rates. Net foreign exchange gains and losses on translation are generally reported in stockholders' equity, in accumulated other comprehensive income or loss, net of deferred income tax. The effect of exchange rate changes on the consolidated statements of income, after consideration of derivative hedging, was approximately $0.13 per diluted and basic share in 2003. For 2002 and 2001 it was insignificant.

Accounting and Disclosure Changes

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 superceded Accounting Principles Board (APB) Opinion No. 16, Business Combinations, and amended or superceded a number of interpretations of APB No. 16. Certain purchase accounting guidance in APB No. 16, as well as certain of its amendments and interpretations, have been carried forward. The statement eliminated the pooling of interests method of accounting for business combinations. It also changed the criteria to recognize intangible assets apart from goodwill. The requirements of Statement No. 141 were effective for any business combination accounted for by the purchase method that was completed after June 30, 2001. Statement No. 142 supercedes APB No. 17, Intangible Assets. Under Statement No. 142, goodwill is no longer amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The amortization provisions of Statement No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill acquired prior to July 1, 2001, amortization was discontinued effective as of January 1, 2002. Reported goodwill amortization was $118 million for the year ended December 2001.

        In accordance with Statement No. 141, other intangible assets which resulted from acquisitions made prior to July 1, 2001, that did not meet the criteria for recognition apart from goodwill (as defined by Statement No. 141) were to be classified as goodwill upon adoption of the statement. Accordingly, Aon reclassified $287 million of these intangibles, net of accumulated amortization, to goodwill as of January 1, 2002. In addition, Aon re-examined the useful lives of all intangibles in accordance with Statement No. 142. Reported amortization expense for all other intangibles was $63 million, $54 million and $40 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        In 2001, the FASB issued Emerging Issues Task Force (EITF) No. 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This EITF required companies to reflect reimbursements received for out-of-pocket expenses incurred as revenue and the corresponding obligation as expense, in the consolidated statements of income.

        In 2002, Aon netted payments of reimbursable expenses against revenue due to the immaterial amount of out-of-pocket expenses incurred. Aon adopted the provisions of EITF No. 01-14 beginning in first quarter 2003. This change had no impact on pretax income, but increased both 2003 revenue and expense by $33 million.

        In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 supercedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement No. 146 was effective January 1, 2003. This Statement did not have a material impact on Aon's consolidated financial statements.

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

        FIN 45's disclosure requirements were effective for financial statements ending after December 15, 2002. Aon's disclosures may be found in note 14. FIN 45's initial recognition and initial measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of this Interpretation did not have a material impact on Aon's consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Statement No. 148 amends Statement No. 123 to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

        Aon adopted the disclosure requirements of Statement No. 148 effective with its 2002 Annual Report. Aon is evaluating its position regarding its accounting for stock-based compensation based on recent FASB initiatives.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

        In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

        FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE ("a variable interest holder") is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns (if no party absorbs a majority of the VIE's losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

        FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003 for Aon's interests in VIEs that are special purpose entities (SPEs). Aon expects to adopt the provisions of FIN 46 for Aon's variable interests in all VIEs as of March 31, 2004, which is not expected to have a material effect on the consolidated financial statements.

        In January 1997, Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities (Capital Securities). The sole asset of Aon Capital A is a $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027. The Capital Securities are categorized in the December 31, 2002 consolidated statement of financial position as "Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Aon's Junior Subordinated Debentures." (See Note 11).

        Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust based on the provisions of FIN 46 on December 31, 2003. As a result of the deconsolidation, Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Aon's Junior Subordinated Debentures decreased by $702 million, completely offset by an increase in notes payable and other receivables of $726 million and $24 million, respectively, as of December 31, 2003. There was no effect on net income or consolidated stockholders' equity as a result of this deconsolidation. Prior periods were not restated.

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

        Statement No. 149 was effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. Provisions of Statement No. 149 that represent the codification of previous DIG decisions are already effective. This Statement did not have a material impact on Aon's consolidated financial statements.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.

        Statement No. 150 must be applied immediately to instruments entered into or modified after May 15, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. In October 2003, the FASB indefinitely deferred the application of certain portions of Statement No. 150. The adoption of the provisions of Statement No. 150 that became effective in 2003 did not have a material impact on Aon's consolidated financial statements. The remaining provisions of Statement No. 150, when they become effective, are not expected to have a material impact on Aon's consolidated financial statements. Aon's $50 million redeemable preferred stock will be reclassed to liabilities after the occurrence of a certain future event.

        In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pension and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement of recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans.

        The provisions of the original Statement 132 remain in effect until the provisions of the revised Statement are adopted. Except as noted below, the revised Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by the revised Statement are effective for interim periods beginning after December 15, 2003. The additional disclosure of information about foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004. In addition, disclosure of the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter is effective for fiscal years ending after June 15, 2004.

        Aon adopted the disclosure requirements for its domestic plans effective with its 2003 Form 10-K. Aon will adopt the interim-period disclosures effective with its first quarter 2004 Form 10-Q, and the disclosures about its foreign plans will be included with its 2004 Form 10-K.

Reclassification

        Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2003 presentation.

2.     Goodwill and Other Intangible Assets

        In accordance with FASB Statement No. 142, Aon's goodwill is no longer amortized. Goodwill and other intangible assets are allocated to various reporting units, which are either its operating segments or one reporting level below the operating segment. In 2001 and prior years, goodwill amortization was systematically expensed in the Corporate and Other segment. Statement No. 142 requires Aon to compare the fair value of the reporting unit to its carrying value on an annual basis to determine if there is potential impairment of goodwill. If the fair value of the reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill. Fair value is estimated based on various valuation metrics.

        In first quarter 2002, Aon completed its initial impairment review that indicated that there was no impairment as of January 1, 2002. In both the fourth quarter 2003 and 2002, Aon completed its annual impairment review that affirmed there was no impairment as of October 1 (the annual evaluation date).

        A reconciliation of net income for the year ended December 31, 2001 to adjusted net income had Statement No. 142 and the reclassification provisions of Statement No. 141 been applicable for all periods presented follows.

	Year Ended December 31, 2001
(millions, except per share data)	Amount	Basic Net Income Per Share	Dilutive Net Income Per Share
Reported net income	$147	$0.54	$0.53
Add back amortization (net of tax):
Goodwill	104	0.38	0.38
Intangible assets reclassified to goodwill	10	0.04	0.04
Less amortization (net of tax):
Other intangible assets — change in amortization periods	(5)	(0.02)	(0.02)

	$256	$0.94	$0.93

        The changes in the net carrying amount of goodwill for the years ended December 31, 2003 and 2002, respectively, are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2002	$3,487	$372	$240	$4,099
Goodwill acquired during the period	60	1	—	61
Foreign currency revaluation	339	8	2	349

Balance as of December 31, 2003	$3,886	$381	$242	$4,509

Balance as of December 31, 2001	$3,239	$366	$237	$3,842
Goodwill acquired during the period	58	5	—	63
Foreign currency revaluation	190	1	3	194

Balance as of December 31, 2002	$3,487	$372	$240	$4,099

        Intangible assets are classified into three categories:

  •
  "Customer Related and Contract Based" include client lists as well as non-compete covenants;

  •
  "Present Value of Future Profits" represents the future profits of purchased books of business of the insurance underwriting subsidiaries; and

  •
  "Marketing, Technology and Other" are all other purchased intangibles not included in the preceding categories.

        Amortizable intangible assets by asset class follow:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of December 31, 2003
Gross carrying amount	$223	$87	$166	$476
Accumulated amortization	163	50	87	300

Net carrying amount	$60	$37	$79	$176

As of December 31, 2002
Gross carrying amount	$225	$76	$162	$463
Accumulated amortization	148	24	66	238

Net carrying amount	$77	$52	$96	$225

        Amortization expense for amortizable intangible assets for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $53 million, $46 million, $37 million, $14 million and $11 million, respectively.

3.     Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) and the related tax effects are as follows:

Year ended December 31, 2003 (millions)	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net of Taxes

Net derivative gains arising during the year	$68	$(27)	$41
Reclassification adjustment	(22)	9	(13)

Net derivative gains	46	(18)	28
Unrealized holding gains arising during the year	31	(11)	20
Reclassification adjustment	—	—	—

Net unrealized investment gains	31	(11)	20
Net foreign exchange translation	379	(148)	231
Net additional minimum pension liability adjustment	(225)	39	(186)

Total other comprehensive income	$231	$(138)	$93

        In 2003, the pretax amount of $225 million for net additional minimum pension liability adjustment includes $(4) million related to the defined benefit pension plans in Canada.

Year ended December 31, 2002 (millions)	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net Of Taxes

Net derivative gains arising during the year	$33	$(13)	$20
Reclassification adjustment	3	(1)	2

Net derivative gains	36	(14)	22
Unrealized holding gains arising during the year	31	(12)	19
Reclassification adjustment	38	(15)	23

Net unrealized investment gains	69	(27)	42
Net foreign exchange translation	113	(44)	69
Net additional minimum pension liability adjustment	(876)	324	(552)

Total other comprehensive loss	$(658)	$239	$(419)

        In 2002, the pretax amount of $876 million for net additional minimum pension liability adjustment includes $30 million related to the defined benefit pension plans in Canada, recognized for the first time in 2002.

Year ended December 31, 2001 (millions)	Amount Before Taxes	Income Tax (Expense) Benefit	Amount Net of Taxes

Net derivative losses arising during the year	$(6)	$2	$(4)
Reclassification adjustment	(4)	2	(2)

Net derivative losses	(10)	4	(6)
Unrealized holding losses arising during the year	(9)	3	(6)
Reclassification adjustment	59	(23)	36

Net unrealized investment gains	50	(20)	30
Net foreign exchange translation	(95)	37	(58)
Net additional minimum pension liability adjustment	(203)	79	(124)

Total other comprehensive loss	$(258)	$100	$(158)

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions) As of December 31	2003	2002	2001

Net derivative gains	$50	$22	$—
Net unrealized investment gains (losses)	20	—	(42)
Net foreign exchange translation	(25)	(256)	(325)
Net additional minimum pension liability	(906)	(720)	(168)

Accumulated other comprehensive loss	$(861)	$(954)	$(535)

4.     Business Combinations

Acquisitions

        In 2003, Aon completed several immaterial acquisitions, mostly related to the insurance brokerage operations. In these transactions, Aon paid an aggregate of approximately $56 million in cash and $8 million in common stock. Internal funds, short-term borrowings and common stock financed the acquisitions. Goodwill of approximately $45 million and other intangible assets of approximately $11 million, accounted for on a preliminary basis, resulted from these acquisitions.

        In 2002, Aon completed several immaterial acquisitions, mostly related to the insurance brokerage operations. In these transactions, Aon paid an aggregate of approximately $111 million in cash and $3 million in common stock. Internal funds, short-term borrowings and common stock financed the acquisitions. Goodwill of approximately $51 million and other intangible assets of approximately $48 million resulted from these acquisitions.

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

Restructuring charges

        In 2003, Aon made payments of $10 million on restructuring charges and purchase accounting liabilities related to business combinations.

        In 1996 and 1997, Aon recorded pretax special charges for restructuring Aon's brokerage operations as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A), as well as restructuring the A&A and Bain Hogg brokerage operations. As of December 31, 2003, all termination benefits have been paid. The remaining liability of $40 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

        The following table sets forth the activity related to these liabilities:

(millions)

Balance at December 31, 2000	$78
Cash payments in 2001	(19)
Foreign currency revaluation	(1)

Balance at December 31, 2001	58
Cash payments in 2002	(11)
Foreign currency revaluation	4

Balance at December 31, 2002	51
Cash payments in 2003	(14)
Foreign currency revaluation	3

Balance at December 31, 2003	$40

        All of Aon's unpaid liabilities relating to acquisitions are reflected in general expense liabilities in the consolidated statements of financial position.

5.     Business Transformation Plan

        In fourth quarter 2000, after final approval by its Board of Directors, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign, and accelerate growth. Costs of the plan include special charges and transition costs. In connection with the overall plan and strategic initiatives, Aon recorded total net expenses of $294 million of which $6 million of income, $218 million of expenses and $82 million of expenses were recorded in 2002, 2001 and 2000, respectively, and are reflected in general expenses in the consolidated statements of income.

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

        Other expenses of $88 million were recorded in 2001. Aon's automotive finance servicing business, which was sold in fourth quarter 2003 (see note 1), had acted as a servicing agent for a limited partnership affiliated with automobile dealerships to provide auto financing to dealerships on a cooperative basis through various financing conduit facilities. This subsidiary also had a general partnership interest in the limited partnership. Continued competition from financing provided by the financing arms of automobile manufacturers caused Aon to evaluate whether it wished to continue in this servicing partner relationship. In first quarter 2001, Aon elected to cease servicing new business and run off its existing service obligation. The limited partnership affiliated with automobile dealerships established allowances for uncollectible loan balances. In conjunction with the decision to discontinue new auto financing receivables, the limited partners are not obligated to contribute additional capital beyond what they have already provided for any shortfall in the reserves for their individual book of business. Aon was required to fund any shortfalls in accordance with Aon's limited recourse to the funding facility arranged by the servicing agent. The servicing agent estimated the liability that Aon would have for the existing shortfall at the time Aon decided to discontinue new auto loan financing under the facility. Aon recorded a charge to establish this obligation in accordance with FASB Statement No. 5, which amounted to an expense of $44 million. For the year 2000, the last full year of operation, these servicing operations, which were reclassed to discontinued operations, generated revenue of $42 million and pretax income of $3 million.

        During 2001, Aon exited four other joint venture operations as a part of its business transformation process. The total cost to exit these four joint ventures was $12 million. Additional expenses in 2001 included a provision of $14 million for discontinuing supplemental accident and health insurance business operations in Mississippi. The expense included severance costs and expenses associated with the reassignment of agents, as well as estimated costs for resolving asserted and unasserted claims and suits. A $5 million expense was recorded relating to the write-down of certain agent receivables in conjunction with the restructuring of a worksite marketing agent commission pay structure and operations.

        Further fixed asset impairments of $10 million (of which $9 million related to information systems assets) were taken in 2001, as well as $3 million of other costs.

        In the second quarter 2002, $6 million of pretax costs previously incurred in connection with the business transformation plan in the U.S. were reversed and included as a credit to general expenses.

        Approximately 3,700 employees have either departed voluntarily or have positions that have been eliminated. All of the terminations have occurred and are related to the Risk and Insurance Brokerage Services segment in the U.S. and the U.K.

        The following table sets forth the activity related to the liability for termination benefits and other costs to exit an activity:

(millions)	Termination Benefits	Other Costs to Exit an Activity	Total

Balance at December 31, 2000	$41	$3	$44
Expense charged in 2001	109	21	130
Cash payments in 2001	(73)	(20)	(93)
Foreign currency revaluation	(2)	—	(2)

Balance at December 31, 2001	75	4	79
Credit to expense in 2002	(6)	—	(6)
Cash payments in 2002	(46)	(3)	(49)
Foreign currency revaluation	4	—	4

Balance at December 31, 2002	27	1	28
Cash payments in 2003	(16)	(1)	(17)

Balance at December 31, 2003	$11	$—	$11

        All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the consolidated statements of financial position. Termination benefits of $6 million and $3 million are expected to be paid in 2004 and 2005, respectively, with the remainder payable thereafter.

6.     Discontinued Operations — Alexander and Alexander Services, Inc. (A&A)

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

        During first quarter 2002 and second quarter 2003, Aon settled certain of these liabilities. The settlements had no material effect on the consolidated financial statements. As of December 31, 2003, the liabilities associated with the foregoing indemnities were included in other liabilities in the consolidated statements of financial position. Such liabilities amounted to $20 million, net of reinsurance recoverables and other assets of $85 million.

        The insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures.

        Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes. Based on current estimates, management believes that the established liabilities of discontinued operations are sufficient.

7.     Investments

        The components of investment income are as follows:

(millions) Years ended December 31	2003	2002	2001

Short-term investments	$99	$131	$191

Fixed maturities:
Interest income	93	118	137
Income on disposals	21	51	37
Losses on disposals (1)	(19)	(33)	(21)

Total	95	136	153

Equity securities:
Dividend income	4	15	25
Income on disposals	9	3	13
Losses on disposals (1)	(2)	(63)	(37)

Total	11	(45)	1

Limited partnerships — equity earnings	1	14	(94)

Other investments:
Interest, dividend and other income	11	40	10
Endurance Specialty — warrants	80	—	—
Endurance Specialty — equity earnings	46	21	—
Net losses on disposals (1)	(19)	(39)	(41)

Total	118	22	(31)

Gross investment income	324	258	220
Less: investment expenses	7	6	7

Investment income	$317	$252	$213

(1)
Includes other-than-temporary impairment write-downs of $36 million, $130 million and $57 million in 2003, 2002 and 2001, respectively.

        The components of net unrealized gains (losses) are as follows:

(millions) As of December 31	2003	2002	2001

Fixed maturities	$(4)	$(4)	$(28)
Equity securities	5	3	(43)
Other investments	32	3	4
Deferred tax credit (charge)	(13)	(2)	25

Net unrealized investment gains (losses)	$20	$—	$(42)

        The pretax changes in net unrealized investment gains (losses) are as follows:

(millions) Years ended December 31	2003	2002	2001

Fixed maturities	$—	$24	$17
Equity securities	2	46	29
Other investments	29	(1)	4

Total	$31	$69	$50

        The amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

(millions) As of December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government and agencies	$453	$6	$(1)	$458
U.S. states and political subdivisions	78	1	—	79
Foreign governments	1,224	9	(8)	1,225
Corporate and asset-backed securities	912	10	(20)	902
Mortgage-backed securities	88	—	(1)	87

Total fixed maturities	2,755	26	(30)	2,751
Total equity securities	37	5	—	42

Total	$2,792	$31	$(30)	$2,793

        The amortized cost and fair value of fixed maturities by industry are as follows:

(millions) As of December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Basic materials	$13	$—	$—	$13
Capital goods / construction	6	—	—	6
Consumer cyclical	37	1	(1)	37
Consumer staples	34	—	(1)	33
Diversified	184	—	—	184
Energy	41	3	(1)	43
Financial	614	4	(17)	601
Government:
U.S. Government	453	6	(1)	458
U.S. State and Political Subdivisions	78	1	—	79
Canadian Government	532	6	(2)	536
U.K. Government	329	—	(4)	325
Other Government	363	3	(2)	364
Healthcare	2	—	—	2
Technology	23	—	—	23
Transport & services	14	1	—	15
Utilities	32	1	(1)	32

Total Fixed Maturities	$2,755	$26	$(30)	$2,751

        The amortized cost and fair value of investments in fixed maturities and equity securities are as follows:

(millions) As of December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government and agencies	$378	$7	$—	$385
U.S. states and political subdivisions	4	1	—	5
Foreign governments	564	9	—	573
Corporate and asset-backed securities	1,140	16	(36)	1,120
Mortgage-backed securities	7	—	(1)	6

Total fixed maturities	2,093	33	(37)	2,089
Total equity securities	59	5	(2)	62

Total	$2,152	$38	$(39)	$2,151

        The amortized cost and fair value of fixed maturities by industry are as follows:

(millions) As of December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Basic materials	$16	$—	$(1)	$15
Capital goods / construction	3	—	—	3
Consumer cyclical	67	2	(1)	68
Consumer staples	17	1	—	18
Diversified	167	—	(1)	166
Energy	31	2	—	33
Financial	756	9	(30)	735
Government:
U.S. Government	378	7	—	385
U.S. State and Political Subdivisions	4	1	—	5
Canadian Government	287	4	—	291
U.K. Government	110	1	—	111
Other Government	167	4	—	171
Technology	14	—	—	14
Transport & services	18	1	(1)	18
Utilities	58	1	(3)	56

Total Fixed Maturities	$2,093	$33	$(37)	$2,089

        The amortized cost and fair value of fixed maturities by contractual maturity are as follows:

(millions) As of December 31, 2003	Amortized Cost	Fair Value

Due in one year or less	$205	$206
Due after one year through five years	1,514	1,515
Due after five years through ten years	595	597
Due after ten years	353	346
Mortgage-backed securities	88	87

Total fixed maturities	$2,755	$2,751

        Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $3 million) as of December 31, 2003.

	Investment Grade
($ in millions)	0-6 Months	6-12 Months	› 12 Months	Total

FIXED MATURITIES
U.S. Government & Agencies
# of positions	8	1	—	9
Fair Value	$98	$15	$—	$113
Amortized Cost	99	16	—	115
Unrealized Loss	(1)	(1)	—	(2)
States & Political Subdivisions
# of positions	5	4	—	9
Fair Value	$12	$6	$—	$18
Amortized Cost	12	6	—	18
Unrealized Loss	—	—	—	—
Foreign Government
# of positions	40	17	—	57
Fair Value	$457	$150	$—	$607
Amortized Cost	461	154	—	615
Unrealized Loss	(4)	(4)	—	(8)
Corporate & Asset Backed
# of positions	67	98	23	188
Fair Value	$196	$131	$113	$440
Amortized Cost	198	136	122	456
Unrealized Loss	(2)	(5)	(9)	(16)
Mortgage-Backed
# of positions	17	23	—	40
Fair Value	$39	$23	$—	$62
Amortized Cost	39	24	—	63
Unrealized Loss	—	(1)	—	(1)
Total Fixed Maturities
# of positions	137	143	23	303
Fair Value	$802	$325	$113	$1,240
Amortized Cost	809	336	122	1,267
Unrealized Loss	(7)	(11)	(9)	(27)
% of Total Unrealized Loss	26%	41%	33%	100%
	Non-Investment Grade
	0-6 Months	6-12 Months	› 12 Months	Total

TOTAL EQUITIES
# of positions	1	—	—	1
Fair Value	$2	$—	$—	$2
Amortized Cost	2	—	—	2
Unrealized Loss	—	—	—	—

        For categorization purposes, Aon considers any rating of Baa or higher by Moody's Investor Services or equivalent rating agency to be investment grade.

        Aon's fixed-maturity portfolio in total had a $27 million gross unrealized loss at December 31, 2003, excluding $3 million related to deferred amortizable derivative losses, and is subject to interest rate, market, and credit risks. No single position had an unrealized loss greater than $1 million. With a carrying value of over $2.75 billion at December 31, 2003, our total fixed-maturity portfolio is over 96% investment grade based on market value. Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of "Aa" based on amortized cost. Aon's non publicly-traded fixed maturity portfolio had a carrying value of $276 million, including $115 million in notes received from PEPS I on December 31, 2001 related to the securitization of limited partnerships and $64 million in notes issued by PEPS I to Aon during 2003 and 2002. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        Aon's equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had no gross unrealized loss at December 31, 2003, and is subject to interest rate, market, credit, illiquidity, concentration and operation performance risks.

        Aon periodically reviews securities with material unrealized losses and evaluates them for other than temporary impairments. Aon analyzes various risk factors and determines if any specific asset impairments exist. If there is a specific asset impairment, Aon recognizes a realized loss and adjusts the cost basis of the impaired asset to its fair value.

        Aon reviews invested assets with material unrealized losses each quarter. Those assets are separated into two categories:

(1)
assets with unrealized losses due to issuer-specific events, which are segmented among four categories: fixed-maturity investments; preferred stocks; publicly traded common stocks; and private common stocks and other invested assets.

(2)
assets with unrealized losses due to market conditions or industry-related events.

Assets with unrealized losses due to issuer-specific events:

        Fixed maturity investments.    At least quarterly, Aon:

  •
  reviews the creditworthiness of corporate obligors for changes by nationally recognized credit rating agencies and changes in fundamental financial performance of the underlying entity,

  •
  monitors cash flow trends and underlying levels of collateral for asset-backed securities, and

  •
  evaluates all bonds and asset-backed securities whose financial performance has declined for other than temporary impairment.

        Preferred stocks.    Aon reviews issuer creditworthiness at least quarterly. Creditworthiness factors reviewed include nationally recognized credit rating agency rating changes and changes in financial performance of the underlying issuer. Aon monitors all preferred stock investments with declining financial performance for other-than-temporary impairment.

        Publicly-traded common stocks.    Quarterly, Aon reviews each common stock investment to determine if its decline in value is deemed other-than-temporary. Criteria include a review of issuer financial trends, and market expectations based on third-party forward-looking analytical reports, when available.

        Private common stocks and other invested assets.    Aon reviews quarterly private issue valuations, which include recent transaction valuations between the issuer and a third party; financial performance reviews; and financial trend comparisons with publicly-traded companies in the same or similar industries.

        Aon recognizes an other-than-temporary impairment loss when appropriate for these investments with continuous material unrealized losses due to issuer-specific events. This decision is based upon the facts and circumstances for each investment.

Assets with unrealized losses due to market conditions or industry-related events:

        Invested assets with unrealized losses due to market conditions or industry-related events include those negatively impacted by increasing U.S. Treasury or local sovereign interest rates; corporate and asset-backed credit spread widening; common stock price volatility due to conditions in the overall market or a particular industry; and illiquid market conditions.

        Under some conditions, it is assumed that a decline in value below cost is not other-than-temporary. This assumption is made for fixed-maturity investments with unrealized losses due to market conditions or industry-related events when the market is expected to recover, and Aon has the intent and ability to hold the investment until maturity or the market recovers, which is a decisive factor when considering an impairment loss. If the decision that holding the investment no longer makes sense, Aon will reevaluate that investment for other-than-temporary impairment.

        An evaluation is made for other-than-temporary impairment for preferred and common stock and other investments with continuous material unrealized losses for two consecutive quarters due to market conditions or industry-related events. An other-than-temporary impairment loss is recognized based upon each investment's facts and circumstances. Aon continues to monitor these securities quarterly to ensure that unrealized losses are not the result of issuer-specific events.

Limited Partnership Securitization.    On December 31, 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company which is owned by one of Aon's subsidiaries (49%) and by a charitable trust, which is not controlled by Aon, established for victims of the September 11th attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid Aon's insurance underwriting subsidiaries the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities Aon subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. Aon recognized impairment writedowns on a portion of the preferred stock securities of $27 million and $32 million in 2003 and 2002, respectively.

        As part of this transaction, the insurance underwriting subsidiaries are required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. In 2003 and 2002, Aon's insurance underwriting subsidiaries funded $20 million and $38 million of commitments, respectively. As of December 31, 2003, these unfunded commitments amounted to $80 million. Based on the downgrades to Aon and the underwriting subsidiaries made by the ratings agencies in October 2002, credit support arrangements were put in place in January 2003, whereby $100 million of cash of one of Aon's underwriting subsidiaries was pledged as collateral for these commitments. These credit support arrangements have been reduced to $77 million at December 31, 2003. If the insurance underwriting subsidiaries fail to purchase additional fixed-maturity securities as commitments are drawn down, Aon has guaranteed their purchase. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

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

        Throughout the life of PEPS I, at least 10% of the beneficial interests will be held by parties other than Aon, its affiliates, or its agents. This 10% threshold is accomplished through the first tranche notes outstanding to unaffiliated third party investors.

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

Other

        Securities on deposit for regulatory authorities as required by law, all relating to the insurance underwriting subsidiaries, amounted to $477 million at December 31, 2003 and $343 million at December 31, 2002.

        Aon maintains premium trust bank accounts for premiums collected from insureds but not yet remitted to insurance companies of $3.1 billion and $2.8 billion at December 31, 2003 and 2002, respectively.

        At December 31, 2003 and 2002, Aon had $136 million and $129 million, respectively, of non-income producing investments, which excludes private equity investments carried on the equity method, held for at least twelve months, that have not declared dividends during 2003 and 2002.

8.     Debt and Lease Commitments

Notes Payable

        The following is a summary of notes payable:

(millions) As of December 31	2003	2002

8.205% junior subordinated deferrable interest debentures due January 2027	$726	$—
3.5% convertible debt securities, due November 2012	296	296
6.2% debt securities, due January 2007 (1)	250	250
8.65% debt securities, due May 2005	250	250
7.375% debt securities, due December 2012	223	223
6.9% debt securities, due July 2004	216	216
6.3% debt securities, due January 2004	89	89
6.7% debt securities, due June 2003	—	150
LIBOR +1% debt securities, (3.025% at December 31, 2002) due January 2003	—	150
Notes payable, due in varying installments, with interest at 1.2% to 17.76%	45	47

Total notes payable	$2,095	$1,671

(1)
Rate increased to 6.7% in January 2003.

        In January 1997, Aon created Aon Capital A, a wholly-owned statutory business trust for the purpose of issuing mandatorily redeemable preferred capital securities. As part of the financing of the A&A acquisition, Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) to Aon Capital A.

        Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust upon the adoption of FIN 46 on December 31, 2003. As a result of the deconsolidation, Aon increased its notes payable for the subordinated debt by $726 million.

        Interest is payable semi-annually on the subordinated debt. The debt is due January 1, 2027. (See note 11, "Redeemable Preferred Stock, Capital Securities and Stockholders' Equity" for further information on Aon Capital A.)

        In November 2002, Aon completed a private offering of $300 million aggregate principal amount of 3.5% convertible senior debentures due 2012. Net proceeds from this offering were $296 million. The debentures are unsecured obligations and are convertible into Aon common stock at an initial conversion price of approximately $21.475 per common share under certain circumstances including (1) during any fiscal quarter beginning after December 31, 2002, if the closing price of Aon's common stock exceeds 120% of the conversion price (i.e. $25.77) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous fiscal quarter or (2) subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of the ten trading day period was less than 95% of the product of the closing sale price of Aon's common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures. Aon will be required to pay additional contingent interest, beginning November 15, 2007, if the trading price of the debentures for each of the five trading days immediately preceding the first day of the six month interest period equals or exceeds 120% of the par value of the debentures. Aon has reserved approximately 14 million shares for the potential conversion of these debentures. Beginning November 19, 2007, Aon may redeem any of the debentures at an initial redemption price of 101% of the principal amount plus accrued interest. The debentures were sold to qualified institutional buyers. In 2003, Aon filed a registration statement with the SEC to register the resale of the debentures.

        In December 2002, Aon completed a private offering of $225 million aggregate principal amount of 7.375% senior notes due 2012. Net proceeds from this offering were $223 million. During 2003, Aon completed an offer to exchange these notes for notes registered under the Securities Act of 1933 and having identical terms.

        Aon has used the net proceeds of both offerings to repay outstanding commercial paper, other short-term debt, and certain other notes payable. In addition, some of the funds were used to repurchase a portion of Aon Capital A's 8.205% Mandatorily Redeemable Preferred Capital Securities (see note 11). A portion of the funds were invested and utilized to repay $150 million of LIBOR +1% debt securities that matured in January 2003.

        In December 2001, Aon issued $150 million of debt securities with a floating interest rate of LIBOR +1% due January 2003 and $250 million of 6.2% debt securities due January 2007. The interest rate payable on the 6.2% debt securities is subject to adjustment in the event that Aon's credit ratings change. Due to the ratings downgrades during 2002, the interest rate on the 6.2% debt securities was increased to 6.7%, effective January 2003.

        Interest is payable semi-annually on most debt securities. In addition, the debt securities, including Aon Capital A's, are not redeemable by Aon prior to maturity except for the 3.5% convertible debt securities, which are redeemable by Aon beginning in 2007. There are no sinking fund provisions. Maturities of notes payable are $318 million, $255 million, $5 million, $254 million and $8 million in 2004, 2005, 2006, 2007 and 2008, respectively.

        In September 2001, certain of Aon's European subsidiaries entered into a new committed bank credit facility under which they can borrow up to €500 million. Both the 364-day and five year portion of the facility were for €250 million. The 364-day portion of the facility was renewed in September 2003 for an additional 364-day period and the amount was increased to €285 million. Commitment fees of 12 basis points are payable on the unused short-term portion and 18.75 basis points on the unused long-term portion. At December 31, 2003, Aon had borrowed €38 million ($48 million) under this facility which is classified as short-term borrowings in the consolidated statements of financial position. Aon has guaranteed the obligations of its subsidiaries with respect to this facility.

        Aon had $775 million of other unused committed bank credit facilities at December 31, 2003 to support commercial paper and other short-term borrowings. Both the 364-day and three year portion of the facility were for $437.5 million. The 364-day facility was reduced by $100 million to $337.5 million when it was renewed in February 2003. This facility was renewed in February 2004. Commitment fees of 10 basis points are payable on the unused short-term portion and 12.5 basis points on the unused long-term portion. The facility requires Aon to maintain consolidated net worth, as defined, of at least $2.5 billion, a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and contains certain other restrictions relating to mergers and the sale or pledging of assets. No amounts were outstanding under this facility at December 31, 2003.

        Information related to notes payable and short-term borrowings is as follows:

Years ended December 31	2003	2002	2001

Interest paid (millions)	$103	$123	$127
Weighted-average interest rates — short-term borrowings	2.6%	3.3%	4.5%

Lease Commitments

        Aon has noncancelable operating leases for certain office space, equipment and automobiles. Rental expenses for all operating leases amounted to $381 million in 2003, $289 million in 2002 and

$242 million in 2001. Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 are:

(millions)

2004	$354
2005	317
2006	269
2007	222
2008	186
Later years	877

Total minimum payments required	$2,225

9.     Income Tax

        Aon and its principal domestic subsidiaries are included in a consolidated life-nonlife federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations (loss) before income tax and the provision for income tax consist of the following:

(millions) Years ended December 31	2003	2002	2001

Income (loss) from continuing operations before income tax:
U.S.	$361	$197	$(7)
International	749	627	375

Total	$1,110	$824	$368

Provision for income tax:
Current:
Federal	$87	$44	$34
International	209	191	122
State	43	14	10

Total current	339	249	166

Deferred (credit):
Federal	45	28	(28)
International	18	21	9
State	9	6	(2)

Total deferred	72	55	(21)

Provision for income tax	$411	$304	$145

        During 2003, 2002 and 2001, Aon's consolidated statements of income reflect a tax benefit of $22 million, $24 million and $26 million, respectively, on the 8.205% Capital Securities issued in January 1997 (see note 11).

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated financial statements is as follows:

Years ended December 31	2003	2002	2001

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0	1.6	1.4
Taxes on international operations	(2.3)	(2.3)	(0.8)
Amortization of intangible assets relating to acquired businesses	0.1	0.3	4.3
Other — net	1.2	2.4	(0.4)

Effective tax rate	37.0%	37.0%	39.5%

        Significant components of Aon's deferred tax assets and liabilities are as follows:

(millions) As of December 31	2003	2002

Deferred tax assets:
Employee benefit plans	$469	$400
Unearned and advanced premiums and contract fees	160	150
Net operating loss and tax credit carryforwards	82	82
Certain purchase accounting and special charges	28	32
Unrealized foreign exchange losses	16	171
Other	99	141

Total	854	976

Deferred tax liabilities:
Policy acquisition costs	(189)	(167)
Unrealized investment gains	(45)	(16)
Other	(68)	(71)

Total	(302)	(254)

Valuation allowance on deferred tax assets	(28)	(33)

Net deferred tax assets	$524	$689

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. To the extent valuation allowances were provided through acquisition accounting, tax benefits recognized for such items would reduce goodwill. The valuation allowances changed to $28 million in 2003 from $33 million in 2002, attributable largely to the utilization of certain international net operating loss carryforwards. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

        At December 31, 2003, Aon had domestic federal operating loss carryforwards of $43 million which will expire at various dates from 2004 to 2021, state operating loss carryforwards of $357 million which will expire at various dates from 2004 to 2024, and foreign operating loss carryforwards of $111 million, which expire at various dates.

        Prior to 1984, life insurance companies were required to accumulate certain untaxed amounts in a memorandum "policyholders' surplus account." Under the Tax Reform Act of 1984, the "policyholders' surplus account" balances were "capped" at December 31, 1983, and the balances will be taxed only to the extent distributed to stockholders or when they exceed certain prescribed limits. As of December 31, 2003, the combined "policyholders' surplus account" of Aon's life insurance subsidiaries approximates $363 million. Aon's life insurance subsidiaries do not intend to make any taxable distributions or exceed the prescribed limits in the foreseeable future; therefore, no income tax provision has been made. However, if such taxes were assessed, the amount of taxes payable would be approximately $127 million.

        The amount of income taxes paid in 2003, 2002 and 2001 was $296 million, $238 million and $193 million, respectively.

10.   Reinsurance and Claim Reserves

        Aon's insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies. Aon's reinsurance consists primarily of short-duration contracts that are entered into with the captive insurance operations of numerous automobile dealerships and insurers, certain newer accident and health initiatives, as well as certain property casualty lines. Aon's insurance subsidiaries remain liable to the extent that the reinsurers are unable to meet their obligations.

        A summary of reinsurance activity is as follows:

(millions) Years ended December 31	2003	2002	2001

Ceded premiums earned	$1,261	$1,190	$921
Ceded premiums written	1,307	1,371	1,020
Assumed premiums earned	366	493	391
Assumed premiums written	382	533	384
Ceded benefits to policyholders	796	703	630

        Activity in the liability for policy contract claims is summarized as follows:

(millions) Years ended December 31	2003	2002	2001

Liabilities at beginning of year	$529	$455	$377
Incurred losses:
Current year	1,319	1,174	1,110
Prior years (1)	87	86	(11)

Total	1,406	1,260	1,099

Payment of claims:
Current year	(798)	(834)	(769)
Prior years	(386)	(352)	(252)

Total	(1,184)	(1,186)	(1,021)

Liabilities at end of year
(net of reinsurance recoverables: 2003 — $858; 2002 — $722; 2001 — $482)	$751	$529	$455

(1)
For 2003 and 2002, prior years' incurred losses primarily represent losses from business produced by NPS. Aon stopped NPS from initiating any new business in mid-2002.

11.   Redeemable Preferred Stock, Capital Securities and Stockholders' Equity

Redeemable Preferred Stock

        At December 31, 2003, one million shares of redeemable preferred stock were outstanding. Dividends are cumulative at an annual rate of $2.55 per share. The shares of redeemable preferred stock will be redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share beginning one year after the occurrence of a certain future event.

Capital Securities

        In January 1997, Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities (Capital Securities). The sole asset of Aon Capital A is a $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) due January 1, 2027. The back-up guarantees, in the aggregate, provide a full and unconditional guarantee of the Trust's obligations under the Capital Securities.

        Aon Capital A issued $800 million of 8.205% capital securities in January 1997. The proceeds from the issuance of the Capital Securities were used to finance a portion of the A&A acquisition. Aon received $800 million in cash and a $24 million investment in 100% of the common equity of Aon Capital A by issuing $824 million of subordinated debt. During 2002, approximately $98 million (face value) of the Capital Securities were repurchased on the open market and were used to retire $98 million of the debt to Aon Capital A. The Capital Securities are subject to mandatory redemption on January 1, 2027 (upon the maturity of the subordinated debt) or, are redeemable in whole, but not in part, at the option of Aon (through its prepayment of the subordinated debt) upon the occurrence of certain events.

        Interest is payable semi-annually on the Capital Securities. The Capital Securities are categorized in the December 31, 2002 consolidated statements of financial position as "Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Aon's Junior Subordinated Debentures."

        Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust upon the adoption of FIN 46 on December 31, 2003. As a result of the deconsolidation, Company-Obligated Mandatorily Redeemable Preferred Capital Securities of Subsidiary Trust Holding Solely Aon's Junior Subordinated Debentures decreased by $702 million, completely offset by an increase in notes payable and other receivables of $726 million and $24 million, respectively, as of December 31, 2003. Prior to the deconsolidation of Aon Capital A, the after-tax interest incurred on the Capital Securities was reported as minority interest in the consolidated statements of income. Beginning in 2004, interest expense on these notes payable will be reported as part of interest expense on the consolidated statements of income. There was no effect on net income or consolidated stockholders' equity as a result of this deconsolidation. (Prior periods were not restated.)

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

        Aon repurchased 0.1 million, 0.4 million and 0.1 million shares in 2003, 2002 and 2001, respectively, of its common stock. In 2003, Aon issued 2.6 million new shares of common stock for employee benefit plans, 350,000 shares in connection with the employee stock purchase plan, and 623,000 shares in connection with current year acquisitions and commitments from previous acquisitions. In addition, 390,000 shares were issued from available treasury shares in connection with the employee stock purchase plan. In connection with the acquisition of two entities controlled by Aon's Chairman and Chief Executive Officer in 2001 (note 4), Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance. The acquisition was financed by the issuance of approximately 22.4 million new shares of Aon stock. At December 31, 2003, there are approximately 32,000 shares of stock held in treasury which are not restricted as to their reissuance.

Dividends

        A summary of dividends declared is as follows:

(millions) Years ended December 31	2003	2002	2001

Redeemable preferred stock	$3	$3	$3
Common stock	187	230	238

Total dividends declared	$190	$233	$241

Statutory Capital and Surplus

        Generally, the capital and surplus of Aon's insurance subsidiaries available for transfer to the parent company are limited to the amounts that the insurance subsidiaries' statutory capital and surplus exceed minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $133 million may be subject to approval by regulatory authorities. See note 9 for possible tax effects of distributions made out of untaxed earnings.

        Net statutory income (loss) of the insurance subsidiaries is summarized as follows:

(millions) Years ended December 31	2003	2002	2001

Accident & Health and Life	$95	$(13)	$(61)
Warranty, Credit and Property & Casualty	(21)	(64)	60

        Statutory capital and surplus of the insurance subsidiaries is summarized as follows:

(millions) Years ended December 31	2003	2002	2001

Accident & Health and Life	$700	$537	$421
Warranty, Credit and Property & Casualty	611	448	484

12.   Employee Benefits

Savings and Profit Sharing Plans

        Aon subsidiaries maintain contributory savings plans for the benefit of U.S. salaried and commissioned employees. Provisions made for these plans were $54 million, $48 million and $43 million in 2003, 2002 and 2001, respectively.

Pension and Other Postretirement Benefits

        Aon sponsors defined benefit, pension and postretirement health and welfare plans that provide retirement, medical and life insurance benefits. The postretirement healthcare plans are contributory, with retiree contributions adjusted annually; the life insurance and pension plans are noncontributory.

        Effective January 1, 2004, the U.S. pension plans were closed to new entrants. All new employees will participate in a defined contribution plan.

        Previously, Aon's U.K. pension plans became closed to new entrants. All new employees became participants in a defined contribution plan.

        On November 30, 2003, Aon changed its U.S. retiree medical program. All future post-65 retirees (current active employees and current retirees under age 65) will no longer be offered the Aon Medicare Supplement plan upon attainment of age 65. Instead, future post-65 retirees will be offered plans through individual insured arrangements. Aon may subsidize $50 per month per individual for these plans. The impact of this change was a reduction in the accumulated postretirement benefit obligation as of November 30, 2003 of $12 million. This amount will be amortized over the next 10 years.

U.S. Pension and Other Benefit Plans

        The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2003 and 2002 and a statement of the funded status as of

December 31, 2003 and 2002, for both qualified and nonqualified plans. The measurement date for the U.S. plans is November 30.

	Pension Benefits		Other Benefits
(millions)	2003	2002	2003	2002

Reconciliation of benefit obligation
Projected benefit obligation at beginning of period	$1,107	$961	$80	$73
Service cost	52	46	3	3
Interest cost	77	72	5	5
Participant contributions	—	—	10	7
Plan amendments	—	(9)	(12)	—
Actuarial loss (gain)	24	35	(3)	1
Benefit payments	(54)	(53)	(18)	(13)
Change in interest rate	134	55	9	4

Projected benefit obligation at end of period	$1,340	$1,107	$74	$80

Accumulated benefit obligation at end of period	$1,197	$1,002	$74	$80

Reconciliation of fair value of plan assets
Fair value at beginning of period	$789	$931	$8	$8
Actual return on plan assets	91	(91)	—	—
Participant contributions	—	—	10	7
Employer contributions	103	2	8	6
Benefit payments	(54)	(53)	(18)	(13)

Fair value at end of period	$929	$789	$8	$8

Market related value at end of period	$1,114	$947	$—	$—

Funded status
Funded status at end of period	$(411)	$(318)	$(66)	$(72)
Unrecognized prior-service cost	(9)	(11)	(12)	—
Unrecognized loss (gain)	496	363	—	(6)

Net amount recognized	$76	$34	$(78)	$(78)

        Amounts recognized in the statement of financial position consist of:

Accrued benefit liability (included in other liabilities)	$(268)	$(213)	$(78)	$(78)
Other comprehensive income	344	247	—	—

Net amount recognized	$76	$34	$(78)	$(78)

        The increases in amounts recognized in other comprehensive income related to minimum pension liability for U.S. pension plans are $97 million and $237 million for 2003 and 2002, respectively.

        In 2003, plans with a projected benefit obligation (PBO) and an accumulated benefit obligation (ABO) in excess of the fair value of plan assets had a PBO of $1.3 billion, an ABO of $1.2 billion and plan assets with a fair value of $0.9 billion.

        In 2002, plans with a PBO and ABO in excess of the fair value of plan assets had a PBO of $1.1 billion, an ABO of $1.0 billion and plan assets with a fair value of $0.8 billion.

        The following table provides the components of net periodic benefit cost (credit) for the plans for the years ended December 31, 2003, 2002 and 2001:

(millions) Pension Benefits	2003	2002	2001

Service cost	$52	$46	$33
Interest cost	77	72	65
Expected return on plan assets	(78)	(108)	(104)
Amortization of prior-service cost	(2)	(2)	(1)
Amortization of net (gain) loss	11	2	(8)

Net periodic benefit cost (credit)	$60	$10	$(15)

(millions) Other Benefits	2003	2002	2001

Service cost	$3	$3	$2
Interest cost	5	5	5
Amortization of net gain	—	(1)	(1)

Net periodic benefit cost	$8	$7	$6

        The weighted-average assumptions used to determine future U.S. benefit obligations are shown in the following table:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002

Discount rate	6.25%	7.0%	6.25%	7.0%
Rate of compensation increase	3.5	3.5	—	3.5

        The weighted-average assumptions used to determine U.S. net periodic benefit costs for the periods below are shown in the following table:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001

Discount rate	7.0%	7.5%	8.3%	7.0%	7.5%	8.3%
Expected return on plan assets	8.5	10.25	10.25	—	—	—
Rate of compensation increase	3.5	4.0	4.0	3.5	4.0	4.0

Long-term Rate of Return

        To determine the expected long-term rate of return for the pension plan, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each of the asset classes used by the plan. In setting the individual asset assumptions, the historical performance data series were weighted most heavily toward the geometric average returns. The expected returns for each asset class were then weighted by the target allocations of the plan. The expected long-term rate of return assumption used to determine pension expense is 8.5%.

Plan Assets

        Aon's U.S. pension plan asset allocation at December 31, 2003 and 2002 is as follows:

			Fair Value of Plan Assets
	Allocation Range	Target Allocation
Asset Class			2003	2002

Equities	50 – 80%	70%	61%	62%

Domestic Equities	40 – 70	40	32	34
International Equities	5 – 15	10	7	4
Limited Partnerships and Other	2.5 – 20	10	15	15
Real Estate and REITs	5 – 15	10	3	0
Aon Common Stock	0 – 5	No Target	4	9

Debt Securities	20 – 50	30	39	38

Fixed Maturities	20 – 50	23	24	8
Invested Cash	2.5 – 15	7	15	30

Total			100%	100%

        Pension plan assets include Aon stock in the amounts of $34 million and $68 million at December 31, 2003 and 2002, respectively. Dividends from Aon stock received by the plan in 2003 and 2002 were $1.9 million and $3.1 million, respectively. Invested cash as of the plan measurement date in 2003 and 2002 included amounts in transit of $100 million and $86 million, respectively.

Investment Policy and Strategy

        The policy, as established by the Aon Pension Plan Investment Committee, seeks reasonable asset growth at prudent risk levels within target allocations. Plan assets are invested within the asset allocation target ranges shown above, are well-diversified, and are of appropriate quality. Asset allocation target ranges are reviewed quarterly and re-balanced to within policy target allocations. The investment policy is reviewed at least annually, and revised, as deemed appropriate by the Investment Committee.

        Aon's U.S. other benefit plan assets of $8 million at both December 31, 2003 and 2002 were invested in money market instruments.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute $28 million to U.S. pension plans to satisfy minimum funding requirements and $8 million to fund other postretirement benefit plans during 2004. The postretirement benefit plans are contributory, with retiree contributions adjusted annually.

Estimated Future Benefit Payments

        Estimated future benefit payments reflecting expected future service for the years ending December 31:

(millions)	Pension Benefits	Other Benefits

2004	$56	$8
2005	57	8
2006	60	8
2007	63	9
2008	67	9
2009 — 2013	429	45

Assumptions for Other Postretirement Benefits

        Assumed health care cost trend rates at December 31:

	2003	2002

Assumed healthcare cost trend rate	11.0%	11.5%
Ultimate trend rate	5.5%	5.5%
Year that the ultimate trend rate is reached	2014	2014

        Aon's liability for future plan cost increase for pre-65 and Medical Supplement plan coverage is limited in any year to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. The $50 per month subsidy for future post-65 retirees is assumed not to increase in future years. Therefore, there is no employer trend for future post-65 retirees.

        As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic postretirement healthcare benefit cost and on the accumulated postretirement benefit obligation for the measurement period ended in 2003.

International Pension Plans

        The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2003 and 2002 and a statement of the funded status as of December 31, 2003 and 2002, for material international pension plans, which are located in the U.K.

and The Netherlands. The measurement date for these plans is September 30 and December 31, respectively.

	International Pensions
(millions)	2003	2002

Reconciliation of benefit obligation
Projected benefit obligation at beginning of period	$2,654	$2,011
Service cost	51	45
Interest cost	152	133
Participant contributions	6	3
Actuarial loss	75	127
Benefit payments	(89)	(80)
Change in interest rate	146	173
Foreign exchange translation	329	242

Projected benefit obligation at end of period	$3,324	$2,654

Accumulated benefit obligation at end of period	$3,005	$2,311
Reconciliation of fair value of plan assets
Fair value at beginning of period	$1,777	$1,693
Actual return on plan assets	206	(98)
Employer contributions	114	74
Participant contributions	6	3
Benefit payments	(89)	(80)
Foreign exchange translation	225	185

Fair value at end of period	$2,239	$1,777

Funded status
Funded status at end of period	$(1,085)	$(877)
Unrecognized loss	1,529	1,286

Net amount recognized	$444	$409

        Amount recognized in the statement of financial condition consist of:

Prepaid benefit cost (included in other assets)	$88	$64
Accrued benefit liability (included in other liabilities)	(769)	(555)
Other comprehensive income	1,125	900

Net amount recognized	$444	$409

        The increases in amounts recognized in other comprehensive income related to minimum pension liability are $225 million and $635 million for 2003 and 2002, respectively.

        In 2003, plans with a PBO in excess of the fair value of plan assets had a PBO of $3.3 billion and plan assets with a fair value of $2.2 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $2.7 billion and plan assets with a fair value of $2.0 billion.

        In 2002, plans with a PBO in excess of the fair value of plan assets had a PBO of $2.7 billion and plan assets with a fair value of $1.8 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $2.1 billion and plan assets with a fair value of $1.6 billion.

        The following table provides the components of net periodic benefit cost for the international plans for the years ended December 31, 2003, 2002 and 2001:

(millions)	2003	2002	2001

Service cost	$51	$45	$51
Interest cost	152	133	124
Expected return on plan assets	(134)	(163)	(182)
Amortization of net loss	58	31	11

Net periodic benefit cost	$127	$46	$4

        The range of weighted-average assumptions used to determine future international benefit obligations are shown in the following table.

	Pension Benefits
	2003	2002

Discount rate	5.25 – 5.5%	5.5 – 5.75%
Rate of compensation increase	2.0 – 5.5	3.75 – 4.0

        The range of weighted-average assumptions used to determine international net periodic benefit costs for the periods below are shown in the following table:

	2003	2002	2001

Discount rate	5.5 – 5.75%	6.25 – 7.0%	6.0 – 7.0%
Expected return on plan assets	6.0 – 7.5	6.0 – 9.5	7.0 – 10.0
Rate of compensation increase	3.75 – 4.0	4.0	4.0 – 4.5

13.   Stock Compensation Plans

        In 2001, Aon stockholders approved the Aon Stock Incentive Plan, which replaced all existing incentive compensation plans, including the Aon Stock Award Plan and the Aon Stock Option Plan. Under the new plan, non-qualified and incentive stock options, stock appreciation rights and stock awards may be granted. The annual rate of which awards are granted each year is based upon financial and competitive business conditions. The number of shares authorized to be issued under the new plan is equal to 18% of the number of common shares outstanding.

Stock Awards

        Generally, employees are required to complete three continuous years of service before the award begins to vest in increments until the completion of a 10-year period of continuous employment. In both 2003 and 2002, a large number of awards were granted that vest annually over five years, with the initial vesting occurring after one year of continuous service. In general, most awarded shares are issued as they become vested. In certain circumstances, an employee can elect to defer the receipt of vested shares to a later date. With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards. The compensation cost associated with each award is deferred and amortized over the period of continuous employment using the straight-line method. At December 31, 2003 and 2002, the number of shares available for award is included with options available for grant.

        Aon common stock awards outstanding consist of the following:

(shares in thousands) Years ended December 31	2003	2002	2001

Shares outstanding at beginning of year	6,483	7,424	8,881
Granted	2,529	1,024	258
Vested	(1,413)	(1,432)	(1,488)
Canceled	(538)	(533)	(227)

Shares outstanding at end of year	7,061	6,483	7,424

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

        A summary of Aon's stock option activity (including options granted pursuant to the former Aon Stock Award Plan) and related information consists of the following:

(shares in thousands) Years ended December 31	2003		2002		2001

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning outstanding	24,478	$32	21,298	$32	16,156	$29
Granted	9,226	20	5,552	34	7,647	34
Exercised	(13)	24	(877)	20	(1,751)	18
Canceled	(2,064)	27	(1,495)	33	(754)	32

Ending outstanding	31,627	$29	24,478	$32	21,298	$32

Exercisable at end of year	9,574	$32	5,308	$30	2,538	$29

Options available for grant	15,742		22,771		14,444

        A summary of options outstanding and exercisable is as follows:

(Shares in thousands) As of December 31, 2003	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$14.92 – $14.92	311	8.61	$14.92	—	$0
15.53 – 19.70	6,599	9.19	19.59	100	18.32
19.76 – 21.99	2,088	9.17	21.29	6	19.76
22.01 – 23.94	5,390	6.48	23.76	3,136	23.93
24.02 – 32.53	5,581	6.30	31.26	2,899	30.59
32.64 – 36.88	8,297	7.74	36.02	1,398	35.11
37.13 – 49.29	3,361	4.74	43.29	2,035	43.30

$14.92 – $49.29	31,627	7.36	$29.26	9,574	$31.64

Employee Stock Purchase Plan

        Effective July 1, 1998, Aon adopted an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the original plan, shares of Aon's common stock could be purchased at 6-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 6-month period. Effective July 1, 2000, the plan was amended by changing the purchase period to 3-month intervals. In 2003, 2002 and 2001, 734,000 shares, 312,000 shares, and 680,000 shares, respectively, were issued to employees under the plan. In first quarter 2002, the plan was suspended in anticipation of the planned divestiture of the insurance underwriting businesses (note 1). The plan was reactivated as of January 1, 2003. There was no compensation expense associated with this plan.

14.   Financial Instruments

Financial Risk Management

        Aon is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity securities prices. To manage the risk related to these exposures, Aon enters into various derivative transactions that have the effect of reducing these risks by creating offsetting market exposures. If Aon did not use derivative contracts, then its exposure to market risk would be higher.

        Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses.

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by entering into non-exchange-traded derivatives with highly rated major financial institutions and by using exchange-traded instruments. Aon closely monitors the credit-worthiness of, and exposure to, its counterparties and considers its credit risk to be minimal.

        At December 31, 2003 and 2002, Aon placed cash and securities relating to these derivative contracts in escrow amounting to $4 million and $11 million, respectively.

        Foreign currency forward contracts (forwards) and interest rate swaps entered into require no up-front premium. Forwards settle at the expiration of the related contract. The net effect of swap payments is settled periodically and reported in income. The premium and commission paid for purchased options, including interest rate caps and floors, and premium received, net of commission paid, for written options represents the cost basis of the position until it expires or is closed. The commission paid for futures contracts represents the cost basis of the position, until it expires or is closed. Exchange-traded futures are valued and settled daily. Unless otherwise noted, derivative instruments are generally reported in other receivables and liabilities in the consolidated statements of financial position.

Accounting Policy for Derivative Instruments

        All derivative instruments are recognized in the consolidated statements of financial position at fair value. Changes in fair value are recognized immediately in earnings unless the derivative is designated as a hedge and qualifies for hedge accounting.

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

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value hedge, cash flow hedge, or a net investment hedge in a foreign subsidiary by documenting the relationship between the derivative and the hedged item. The documentation includes Aon's risk management objective, strategy, and method for assessing the effectiveness of the hedge. Additionally, the hedge relationship must be expected to be highly effective at both inception and on an ongoing basis. For a highly effective hedge, changes in the fair value of the hedging instrument must be expected to substantially offset changes in either the fair value or cash flows of the hedged item. Aon assesses the ongoing effectiveness of its hedges at the end of each quarter.

        The change in fair value of a hedging instrument designated and qualified as a fair value hedge and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. The effective portion of the change in fair value of a hedging instrument designated and qualified as a cash flow hedge is recognized in other comprehensive income (OCI) and subsequently reclassified to income when the hedged item affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a derivative designated and qualified as a hedge of a net investment in a foreign subsidiary, the effective portion of the change in fair value is reported in OCI as part of the cumulative translation adjustment. The ineffective portion of the change in fair value of a hedge of a net investment in a foreign subsidiary is recognized immediately in earnings.

Foreign Exchange Risk Management

        Certain of Aon's foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars) that differ from their functional currencies. To reduce the foreign exchange rate variability of cash flows from these transactions, Aon uses foreign exchange forwards and options to hedge the foreign exchange risk of the forecasted revenue. Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue. As of December 31, 2003, a $79 million pretax gain has been deferred to OCI, $49 million of which is expected to impact general expenses in 2004. Deferred gains or losses will be reclassified from OCI to general expenses when the hedged revenue is recognized. There was no material ineffectiveness recorded.

        Aon uses over-the-counter options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. These derivatives are not afforded hedge accounting as defined by Statement No. 133. Changes in the fair value of these derivatives are recorded in general expenses in the consolidated statements of income.

        Aon also uses foreign currency forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes. During 2003, 2002 and 2001, there were no designated and qualifying hedges of this exposure.

        In 2000, Aon entered into a cross currency swap to hedge the foreign currency and interest rate risks associated with a foreign denominated fixed-rate policyholder liability. This swap has been designated as a fair value hedge of the combined exposure. The swap was terminated in 2003 upon the extinguishment of the policyholder liability. This hedge had no material ineffectiveness.

Interest Rate Risk Management

        Aon uses futures contracts and purchases options on futures contracts to reduce the price volatility of its fixed-maturity portfolio. Derivatives designated and qualified as hedging specific fixed-income securities are accounted for as fair value hedges. Changes in the fair value of the hedge and the hedged item are recorded in investment income. Prior to the adoption of FASB Statement No. 133, realized gains and losses on derivatives that qualified as hedges were deferred and reported as an adjustment of the cost basis of the hedged item and are being amortized into earnings over the remaining life of the hedged items.

        Aon occasionally enters into interest rate swaps to hedge the fair value of its fixed-rate notes. The interest rate swaps qualify as fair value hedges and there was no ineffectiveness recorded. Realized gains and losses on swaps qualified as hedges are deferred and reported as adjustments of the cost basis of the hedged items and are being amortized into interest expense over the remaining life of the hedged items. Prior to the adoption of Statement No. 133, Aon purchased futures contracts to hedge the fair value of its fixed-rate notes from changes in interest rates. Aon deferred the gains from the termination of the contracts and is amortizing these gains as an adjustment to interest expense over the remaining life of the fixed-rate notes.

        Aon issued fixed-rate notes in May 2000. Aon purchased options on interest rate swaps to hedge against a change in interest rates prior to the issuance of the fixed-rate notes. These options qualified as a hedge of an anticipated transaction under prior accounting guidance and related gains were deferred and are being amortized as an offset to interest expense over the remaining life of the notes. Upon the adoption of Statement No. 133, pretax deferred gains of $5 million were reclassified to OCI. At December 31, 2003, $2 million remains in OCI, $1 million of which is expected to offset interest expense in 2004.

        Aon enters into interest rate swap and floor agreements and uses exchange-traded futures and options to limit its net exposure to decreasing short-term interest rates, primarily relating to brokerage fiduciary funds in the U.S. and U.K. Aon also sells exchange-traded futures to limit its exposure to increasing long-term interest rates. There were no designated and qualified cash flow hedges of these exposures in 2003, 2002 and 2001. Changes in fair value related to these contracts were recorded in investment income in the consolidated statements of income.

Equity Price Risk Management

        Aon sells futures contracts and purchases options to reduce the price volatility of its equity securities portfolio and equity securities it owns indirectly through limited partnership investments. There were no designated and qualified hedges of this exposure in 2003, 2002 and 2001. Prior to the adoption of FASB Statement No. 133, realized gains and losses on derivatives that qualified as hedges were deferred and reported as an adjustment of the cost basis of the hedged item and are being amortized into earnings over the remaining life of the hedged item.

Other Financial Instruments

        Prior to 2002, an Aon subsidiary issued fixed- and floating-rate Guaranteed Investment Contracts (GICs) and floating-rate funding agreements and invested the proceeds primarily in the U.S. fixed income markets. The assets backing the GICs are subject to varying elements of credit and market risk. The last GIC was terminated in December 2003.

Unconsolidated Special Purpose Entities (SPEs) Excluding PEPS I

        Certain of Aon's subsidiaries make short-term loans (generally with terms of 12 months or less) to businesses for the financing of insurance premiums and then securitize the finance receivables through securitization transactions that meet the criteria for sale accounting in accordance with FASB Statement No. 140. These premium financing securitizations are accomplished through the use of special purpose entities which are considered qualifying SPEs ("QSPEs") pursuant to Statement No. 140 and FIN 46, and commercial paper bank conduits (multi-seller non-qualified SPEs). Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        Premium financing securitizations performed by Aon's United Kingdom, Canadian and Australian subsidiaries utilize multi-seller non-qualified SPEs. Based on an analysis of the qualitative and quantitative factors of the SPEs, Aon has determined that it is not the sponsor of the SPEs. Additionally, independent third parties (i) have made substantial equity investments in the SPEs, (ii) have voting control of the SPEs and (iii) generally have the risks and rewards of ownership of the assets of the SPEs. Prior to the adoption of FIN 46, based on these factors, Aon had determined non-consolidation to be the appropriate accounting treatment. With the adoption of FIN 46 as of December 31, 2003, Aon has determined that it does not have a significant variable interest in the multi-seller SPEs and therefore has concluded that non-consolidation continues to be appropriate.

        As of December 31, 2003 and 2002, the maximum commitment contained in these agreements were $1.9 billion and $1.7 billion, respectively, and the maximum credit risk under recourse provisions was approximately $75 million and $97 million, respectively, which represents the extent of the limited recourse. These recourse obligations are guaranteed by Aon. As of December 31, 2003 and 2002, the unpaid principal amount of securitized receivables outstanding was $1.8 billion and $1.6 billion, respectively.

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

(millions) As of December 31	2003		2002

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities and equity securities	$2,793	$2,793	$2,151	$2,151
Other investments	716	798	600	599
Cash, receivables and short-term investments (1)	14,373	14,373	13,798	13,798
Derivatives	93	93	79	79
Liabilities:
Deposit-type insurance contracts	58	58	139	136
Short-term borrowings, premium payables and general expenses	11,919	11,919	11,539	11,539
Notes payable	2,095	2,229	1,671	1,754
Capital securities (2)	—	—	702	632
Derivatives	13	13	45	45

(1)
Excludes derivatives.

(2)
Capital securities were deconsolidated due to adoption of FIN 46 on December 31, 2003. (See note 11 "Capital Securities" for further information).

Guarantees and Indemnifications

        Aon provides a variety of guarantees and indemnifications to its customers and others to allow Aon or others to complete a wide variety of business transactions. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable which are deemed to be probable and estimable are properly reflected in Aon's consolidated financial statements.

        Refer to "Other Financial Instruments" above for guarantees associated with Aon's premium financing securitizations. Guarantees associated with Aon's limited partnership securitization are disclosed in note 7. Indemnities related to discontinued operations are disclosed in note 6.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $90 million for taxes and other business obligations to third parties. Amounts are accrued in the consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $30 million at December 31, 2003.

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

        A reinsurance brokerage subsidiary of Aon has been named in several lawsuits mentioned below relating to a worker's compensation reinsurance pool known as the Unicover Occupational Accident Reinsurance Pool ("Unicover Pool"). The Unicover Pool was managed by Unicover Managers, Inc. ("Unicover"), currently known as Cragwood Managers, LLC ("Cragwood"). Along with another broker, Aon's reinsurance brokerage subsidiary procured certain — although not all — retrocessional cover for the Unicover Pool. It was also involved in arranging further retrocessional protections for certain Unicover retrocessionaires.

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

        Also, as previously reported in August 2002, two retrocessionaires of the Unicover Pool filed a complaint in the United States District Court for the District of Connecticut against the Aon subsidiary seeking to recover any damages, costs and expenses which those retrocessionaires would suffer if the Allianz coverage was rescinded or if Allianz was awarded damages. In January 2003, the carriers dismissed their lawsuit without prejudice.

        On May 22, 2003, five lawsuits were filed against Aon's subsidiary by different participants in the Unicover Pool. Each of these lawsuits is premised on the contention that an arbitration panel ruled in October 2002 to rescind the Unicover retrocessionaires' obligation to provide coverage to the Unicover Pool for any business bound or renewed on behalf of the Pool after August 31, 1998. Aon is generally aware of, and has previously reported, this arbitration.

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

        Certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. Aon has resolved the vast majority of the known claims against it. Aon has submitted to its errors and omissions ("E&O") insurers a claim for a portion of the amounts paid, and those insurers are considering Aon's claim in due course. Although one recent decision in the U.K., which did not involve Aon, held that pension mis-selling claims could not be aggregated for purposes of applying the E&O insurance deductible, the language in that contested E&O policy is significantly different from the language in Aon's E&O policy. Aon continues to believe that its insurance claim is probable of recovery.

        One of Aon's insurance subsidiaries is a defendant in more than twenty lawsuits in Mississippi. The lawsuits generally allege misconduct by the subsidiary in the solicitation and sale of insurance policies. Attorneys representing the plaintiffs in these lawsuits have advised the subsidiary that approximately 2,700 other current or former policyholders may file similar claims. Each lawsuit includes, and each threatened claim could include, a request for punitive damages. Aon's insurance subsidiary has been litigating the pending suits and investigating the claims. As of the end of 2003, Aon has entered into compromise settlements of several of the lawsuits and approximately 2,000 claims. There are still at least 2,700 threatened claims outstanding. Each of the remaining lawsuits and any threatened claim is being investigated and vigorously defended.

        Beginning in August 2002, ten putative class action lawsuits were filed against Aon and certain of its officers and directors in the United States District Court for the Northern District of Illinois. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act relating to Aon's press release issued on August 7, 2002. The complaints seek, among other things, compensatory damages in an unspecified amount and an award of costs and expenses, including counsel fees. All of these actions have been consolidated, and a lead plaintiff has been appointed by the court.

        On September 13, 2002, a purported shareholder's derivative action against Aon and each of Aon's directors was filed in the Circuit Court of Cook County, Illinois. This lawsuit made allegations substantially similar to the original class action lawsuits.

        In third quarter 2003, Aon and attorneys representing plaintiffs in the purported shareholder and derivative actions agreed to settle these actions. The memorandum of understanding memorializing the settlement calls for Aon to pay a total of $7.25 million and to take certain steps relating to Aon's corporate governance, certain of which had already been undertaken by Aon. As part of that settlement, the purported derivative action was voluntarily dismissed in the Circuit Court of Cook County and refiled in federal court. The settlement is subject to a process that includes notice to putative class members and final court approval. Aon has fully reserved the settlement and estimated remaining litigation costs.

        In December 2001, Radmanovich v. Combined Insurance Company of America, a putative class action lawsuit seeking compensatory and punitive damages from CICA, was filed on behalf of former and current employees of CICA in the U.S. District Court for the Northern District of Illinois. The action alleges discrimination against women in hiring, training and promotion and in tolerating a hostile work environment. The lawsuit seeks to recover damages for the plaintiff and for all women who worked for CICA since April 1, 1999. In March 2002, a second putative class action lawsuit, Palmer v. Combined, was filed against CICA in the same court, making similar allegations but seeking injunctive and punitive damages on behalf of a putative class of current CICA employees. On June 26, 2003, the Court in Radmanovich denied plaintiffs' motion for class certification, after which a number of the putative class members filed individual lawsuits in the same court. Aon intends to vigorously defend these lawsuits. On September 2, 2003, the Court in Palmer granted plaintiffs' motion for class certification for injunctive and punitive damages. CICA has filed a Motion for Reconsideration of the Palmer decision, and this motion is currently pending before the court. If the motion is not successful, CICA will seek to appeal the decision. With respect to all of these cases, Aon has established reserves for the expected costs and expenses.

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

16.   Segment Information

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting. A fourth segment, Corporate and Other, when aggregated with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying consolidated financial statements.

        In 2003, certain business units were reclassified among segments. Certain administration and marketing services relating to Aon's insurance underwriting operations, previously included in the Risk and Insurance Brokerage Services segment, were reclassified into the Insurance Underwriting segment. The automotive finance servicing business, previously included in the Risk and Insurance Brokerage Services segment, was sold in fourth quarter 2003. Activity attributable to this business has been reflected as a discontinued operation.

        Certain amounts in prior periods' consolidated financial statements relating to segments and discontinued operations have been reclassified to conform to the 2003 presentation.

        The accounting policies of the operating segments are the same as those described in note 1, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were from third parties, that is, at current market prices.

        Revenues are attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax. In 2003, inter-segment revenues were eliminated. Prior to 2003, there were no material inter-segment amounts to be eliminated. Long-lived assets and related depreciation and amortization are not material.

Consolidated revenue by geographic area follows:

(millions)	Total	United States	United Kingdom	Continent of Europe	Rest of World

Revenue for the years ended December 31:
2003	$9,810	$5,211	$1,835	$1,469	$1,295
2002	8,807	5,019	1,621	1,117	1,050
2001	7,651	4,438	1,390	938	885

        The Risk and Insurance Brokerage Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, claims services, and premium financing.

        Our Consulting segment is one of the world's largest integrated human capital consulting organizations. The operations of this segment provide a full range of human capital management services. These services are delivered predominantly to corporate clientele utilizing five major practices: employee benefits, compensation, management consulting, communications and human resources outsourcing.

        The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverage through several distribution networks, most of which are directly owned by Aon's subsidiaries. Extended warranty and select property and casualty insurance products are sold through automobile dealership retailers, independent agents and brokers, Aon brokers and other channels.

Operating segment revenue by sub-segment follows:

(millions) Revenue for the years ended December 31:	2003	2002	2001

Risk management and insurance brokerage — Americas	$2,299	$2,106	$1,920
Risk management and insurance brokerage — International	2,074	1,695	1,413
Reinsurance brokerage and related services	902	790	668
Claims services	402	382	362

Total Risk and Insurance Brokerage Services	5,677	4,973	4,363
Benefits, compensation, management and communications consulting	898	796	740
Human resource outsourcing	295	258	198

Total Consulting	1,193	1,054	938
Accident & health and life	1,594	1,639	1,429
Warranty, credit and property & casualty	1,289	1,162	1,092

Total Insurance Underwriting	2,883	2,801	2,521
Intersegment revenues	(68)	—	—

Total operating segments	$9,685	$8,828	$7,822

Selected information reflecting Aon's operating segments follows:

	Risk and Insurance Brokerage Services			Consulting			Insurance Underwriting

(millions) Years ended December 31
	2003	2002	2001	2003	2002	2001	2003	2002	2001

Revenue by geographic area:
United States	$2,471	$2,368	$2,177	$770	$703	$628	$1,953	$2,005	$1,838
United Kingdom	1,172	1,055	890	182	160	157	460	395	330
Continent of Europe	1,112	849	726	139	105	77	211	159	132
Rest of World	922	701	570	102	86	76	259	242	221

Total revenues (1)	5,677	4,973	4,363	1,193	1,054	938	2,883	2,801	2,521
General expenses (1)(2)	4,808	4,181	3,737	1,083	932	810	1,239	1,249	1,107
Benefits to policyholders	—	—	—	—	—	—	1,427	1,375	1,111
Amortization of intangible assets	40	30	38	2	2	2	21	22	—
Unusual charges/(credits) — World Trade Center	—	(29)	23	—	—	—	—	—	135

Total expenses	4,848	4,182	3,798	1,085	934	812	2,687	2,646	2,353

Income before income tax	$829	$791	$565	$108	$120	$126	$196	$155	$168

Identifiable assets at December 31	$13,174	$12,490	$10,339	$296	$313	$232	$6,598	$5,999	$5,526

(1)
Excludes the elimination of intersegment revenues and expenses of $68 million for 2003.

(2)
Insurance underwriting general expenses include amortization of deferred acquisition costs of $399 million, $306 million and $269 million in 2003, 2002 and 2001, respectively.

        Corporate and Other segment revenue consists primarily of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities; valuation changes in limited partnership investments, and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other segment general expenses include administrative and certain information technology costs.

Selected information reflecting Aon's Corporate and Other segment follows:

	Corporate and Other
(millions) Years ended December 31	2003	2002	2001

Revenue	$125	$(21)	$(171)

General expenses	61	97	75
Interest expense	101	124	127
Amortization of goodwill	—	—	118
Unusual credits — World Trade Center	(14)	—	—

Total expenses	148	221	320

Loss before income tax	$(23)	$(242)	$(491)

Identifiable assets at December 31	$6,959	$6,532	$6,233

Selected information reflecting Aon's investment income follows:

(millions) Years ended December 31	2003	2002	2001

Risk and Insurance Brokerage Services (primarily short-term investments)	$75	$109	$155
Consulting (primarily short-term investments)	2	2	5
Insurance Underwriting excluding deposit-type contracts (primarily fixed maturities)	111	131	159
Insurance Underwriting — deposit-type contracts	4	31	65
Corporate and Other (primarily equity and other investments and limited partnerships)	125	(21)	(171)

Total investment income	$317	$252	$213

Quarterly Financial Data

(millions except common stock and per share data)	1Q	2Q	3Q	4Q	2003

INCOME STATEMENT DATA
Brokerage commissions and fees	$1,672	$1,709	$1,660	$1,843	$6,884
Premiums and other	632	635	673	669	2,609
Investment income	80	90	58	89	317

Total revenue	$2,384	$2,434	$2,391	$2,601	$9,810

Income from continuing operations	$156	$152	$140	$215	$663
Discontinued operations	(4)	(6)	(25)	—	(35)

Net Income	$152	$146	$115	$215	$628

PER SHARE DATA
Dilutive:
Income from continuing operations	$0.49	$0.48	$0.44	$0.67	$2.08
Discontinued operations	(0.01)	(0.02)	(0.08)	—	(0.11)

Net income	$0.48	$0.46	$0.36	$0.67	$1.97

Basic:
Income from continuing operations	$0.49	$0.48	$0.44	$0.67	$2.08
Discontinued operations	(0.01)	(0.02)	(0.08)	—	(0.11)

Net income	$0.48	$0.46	$0.36	$0.67	$1.97

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	13.04	13.80	14.03	14.32	14.32
Price range	21.34-17.41	26.79-20.55	24.45-20.41	24.10-20.35	26.79-17.41
Shares outstanding (in millions)	312.2	312.8	313.6	314.0	314.0
Average monthly trading volume (in millions)	21.3	23.9	26.3	21.9	23.3

(millions except common stock and per share data)	1Q	2Q	3Q	4Q	2002

INCOME STATEMENT DATA
Brokerage commissions and fees	$1,440	$1,506	$1,547	$1,694	$6,187
Premiums and other	535	638	607	588	2,368
Investment income (loss)	109	(26)	88	81	252

Total revenue	$2,084	$2,118	$2,242	$2,363	$8,807

Income from continuing operations	$164	$4	$132	$186	$486
Discontinued operations	(4)	(4)	(4)	(8)	(20)

Net Income	$160	$—	$128	$178	$466

PER SHARE DATA
Dilutive:
Income from continuing operations	$0.59	$0.01	$0.47	$0.62	$1.71
Discontinued operations	(0.02)	(0.01)	(0.01)	(0.03)	(0.07)

Net income	$0.57	$—	$0.46	$0.59	$1.64

Basic:
Income from continuing operations	$0.59	$0.01	$0.47	$0.62	$1.72
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.03)	(0.07)

Net income	$0.58	$—	$0.46	$0.59	$1.65

COMMON STOCK DATA
Dividends paid per share	$0.225	$0.225	$0.225	$0.15	$0.825
Stockholders' equity per share	12.97	13.53	13.60	12.56	12.56
Price range	36.23-31.76	39.63-28.00	29.83-13.50	21.95-15.59	39.63-13.50
Shares outstanding (in millions)	272.0	272.8	273.0	310.2	310.2
Average monthly trading volume (in millions)	16.4	19.6	41.7	39.1	29.2

SCHEDULE I

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF FINANCIAL POSITION

	As of December 31
(millions)	2003	2002
ASSETS
Investments in subsidiaries	$7,019	$6,499
Other investments	10	20
Notes receivable — subsidiaries	322	223
Cash and cash equivalents	128	130
Other assets	157	123

Total Assets	$7,636	$6,995

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Short-term borrowings	$—	$1
6.3% long-term debt securities	89	89
8.65% long-term debt securities	250	250
6.9% long-term debt securities	216	216
6.7% long-term debt securities	—	150
6.2% long-term debt securities	250	250
3.5% long-term convertible debt securities	296	296
7.375% long-term debt securities	223	223
Floating rate long-term debt securities	—	150
Subordinated debt	726	702
Notes payable — subsidiaries	631	526
Accrued expenses and other liabilities	407	197

Total Liabilities	3,088	3,050

Redeemable Preferred Stock	50	50
STOCKHOLDERS' EQUITY
Common stock	336	333
Paid-in additional capital	2,283	2,228
Accumulated other comprehensive loss	(861)	(954)
Retained earnings	3,679	3,251
Less treasury stock at cost	(784)	(794)
Less deferred compensation	(155)	(169)

Total Stockholders' Equity	4,498	3,895

Total Liabilities and Stockholders' Equity	$7,636	$6,995

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
(millions)	2003	2002	2001
REVENUE
Dividends from subsidiaries	$278	$288	$333
Other investment income	18	68	1

Total Revenue	296	356	334

EXPENSES
Operating and administrative	3	14	14
Interest — subsidiaries	71	81	93
Interest — other	90	99	107

Total Expenses	164	194	214

INCOME BEFORE INCOME TAXES AND EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	132	162	120
Income tax benefit	58	50	85

	190	212	205
EQUITY (DEFICIT) IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	438	254	(58)

NET INCOME	$628	$466	$147

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(millions)	2003	2002	2001
Cash Flows From Operating Activities	$220	$193	$170
Cash Flows From Investing Activities:
Investments in subsidiaries	208	(17)	(24)
Other investments	32	—	(20)
Notes receivables from subsidiaries	(97)	(200)	60

Cash Provided (Used) by Investing Activities	143	(217)	16

Cash Flows From Financing Activities:
Treasury stock transactions — net	(6)	(10)	49
Issuance of common stock	—	607	—
Retirement of preferred stock — net	—	(87)	—
Repayment of short-term borrowings — net	—	(253)	(599)
Repayment of notes payable and long-term debt	(299)	(393)	—
Issuance of notes payable and long-term debt including notes payable to subsidiaries	130	519	608
Cash dividends to stockholders	(190)	(233)	(241)

Cash Provided (Used) by Financing Activities	(365)	150	(183)

Increase (Decrease) in Cash and Cash Equivalents	(2)	126	3
Cash and Cash Equivalents at Beginning of Year	130	4	1

Cash and Cash Equivalents at End of Year	$128	$130	$4

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

(3)
Investments in subsidiaries include approximately $3.2 billion invested in countries outside of the United States, primarily denominated in the British Pound, the Euro, the Canadian dollar and the Australian dollar.

(4)
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

  One of Aon's insurance underwriting subsidiaries holds a $95 million demand note receivable from another Aon subsidiary as of December 31, 2003. Aon has guaranteed the repayment of this note in the event that the obligated subsidiary is unable to make the principal payment, in whole or in part, when contractually due.

  Aon has unconditionally guaranteed the obligations of certain of its operating subsidiaries with respect to specific noncancelable operating leases. At December 31, 2003, future minimum payments (excluding sublease income) under these leases were approximately $45 million. These amounts are included in lease commitments, which are reflected in note 8 to the consolidated financial statements.

  Aon has provided indemnification under surety bonds issued by third parties of approximately $130 million as of December 31, 2003. The license, performance and other types of surety bonds are issued to permit operating subsidiaries of Aon to conduct business in various jurisdictions and to indemnify third parties for nonperformance by these subsidiaries.

  A bank provides overdraft facilities for certain of Aon's foreign subsidiaries. Aon has guaranteed repayment of this facility in the unlikely event that the foreign subsidiaries are unable to repay. Aon has also issued guarantees and/or other letters of support for various bank lines, and various other credit facilities for certain of its foreign operations (including Euro credit facility discussed in note 8 to the consolidated financial statements). Aon's maximum potential liability with regard to these exposures was $55 million at December 31, 2003.

  Aon has guaranteed the contractual performance of certain subsidiaries of third-party outsourcing agreements, which extend through 2009. However, in no case can the cumulative amount of these guarantees exceed $50 million.

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

SCHEDULE II

Aon Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2003, 2002, and 2001

		Additions
Description	Balance at beginning of year	Charged to cost and expenses	Charged/ (credited) to other accounts	Deductions (1)	Balance at end of year
	(millions)
Year ended December 31, 2003
Allowance for doubtful accounts (2) (deducted from insurance brokerage and consulting receivables)	$79	$43	$9	$(43)	$88
Allowance for doubtful accounts (deducted from premiums and other)	98	2	—	(1)	99
Year ended December 31, 2002 Allowance for doubtful accounts (2) (deducted from isnurance brokerage and consulting receivables)	$93	$23	$2	$(39)	$79
Allowance for doubtful accounts (deducted from premium and other)	94	7	—	(3)	98
Year ended December 31, 2001 Allowance for doubtful accounts (2) (deducted from insurance brokerage and consulting receivables)	$88	$30	$(2)	$(23)	$93
Allowance for doubtful accounts (deducted from premiums and other)	4	90	—	—	94

(1)
Amounts deemed to be uncollectible.

(2)
Amounts shown in additions charged/(credited) to other accounts primarily represent reserves related to acquired business and foreign exchange.

SCHEDULE II.1

Aon Corporation and Subsidiaries
CONSOLIDATED SUMMARY OF INVESTMENTS—
OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2003

	Amortized Cost or Cost	Fair Value	Amount Shown in Statement of Financial Position
(millions)
Fixed maturities — available for sale:
U.S. government and agencies	$453	$458	$458
States and political subdivisions	78	79	79
Debt securities of foreign governments not classified as loans	1,224	1,225	1,225
Corporate and asset-backed securities	880	870	870
Public utilities	32	32	32
Mortgage-backed securities	88	87	87

Total fixed maturities	2,755	2,751	2,751

Equity securities — available for sale:
Common stocks:
Banks, trusts and insurance companies	1	1	1
Industrial, miscellaneous and all other	35	40	40
Non-redeemable preferred stocks	1	1	1

Total equity securities	37	42	42

Policy loans	52		52
Other long-term investments (1):
Endurance common stock	290		298
Endurance warrants	—		80
PEPS I preferred stock	100		100
Other	159		186

Total other long term investments	549		664

Total other investments	601		716

Short-term investments	3,818		3,815

TOTAL INVESTMENTS	$7,211		$7,324

(1)
Cost for investments accounted for on the equity method represents original cost adjusted for equity method earnings and other-than-temporary impairment losses, if any.

SCHEDULE II.2

Aon Corporation and Subsidiaries
REINSURANCE

	Year Ended December 31, 2003
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$19,310	$17,861	$7,474	$8,923	84%

Premiums
Life Insurance	$219	$87	$26	$158	16%
A&H Insurance	1,754	394	162	1,522	11%
Specialty Property & Casualty, including Warranty	1,471	780	178	869	20%

Total premiums	$3,444	$1,261	$366	$2,549	14%

	Year Ended December 31, 2002
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$19,401	$20,803	$8,735	$7,333	73%

Premiums
Life Insurance	$257	$133	$48	$172	28%
A&H Insurance	1,574	377	259	1,456	18%
Specialty Property & Casualty, including Warranty	1,226	680	186	732	25%

Total premiums	$3,057	$1,190	$493	$2,360	21%

	Year Ended December 31, 2001
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$20,265	$13,660	$11,189	$17,794	63%

Premiums
Life Insurance	$198	$110	$76	$164	46%
A&H Insurance	1,293	329	222	1,186	19%
Specialty Property & Casualty, including Warranty	1,061	482	93	672	14%

Total premiums	$2,552	$921	$391	$2,022	19%

SCHEDULE II.3

Aon Corporation And Subsidiaries
SUPPLEMENTARY INSURANCE INFORMATION

(millions)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums and other policyholders' funds	Premium revenue	Net investment income (1)(2)	Commissions, fees and other (2)	Benefits, claims, losses, and settlement expenses	Amortization of deferred policy acquisition costs (2)	Other operating expenses (2)	Premiums written(3)

Year ended December 31, 2003
Risk and insurance brokerage services	$—	$—	$—	$—	$75	$5,602	$—	$—	$4,848	$—
Consulting	—	—	—	—	2	1,191	—	—	1,085	—
Insurance underwriting	1,021	3,005	2,927	2,549	115	219	1,427	399	861	2,667
Corporate and other	—	—	—	—	125	—	—	—	148	—
Intersegment elimination	—	—	—	—	—	(68)	—	—	(68)	—

Total	$1,021	$3,005	$2,927	$2,549	$317	$6,944	$1,427	$399	$6,874	$2,667

Year ended December 31, 2002
Risk and insurance brokerage services	$—	$—	$—	$—	$109	$4,864	$—	$—	$4,182	$—
Consulting	—	—	—	—	2	1,052	—	—	934	—
Insurance underwriting	882	2,561	2,749	2,360	162	279	1,375	306	965	2,511
Corporate and other	—	—	—	—	(21)	—	—	—	221	—

Total	$882	$2,561	$2,749	$2,360	$252	$6,195	$1,375	$306	$6,302	$2,511

Year ended December 31, 2001
Risk and insurance brokerage services	$—	$—	$—	$—	$155	$4,208	$—	$—	$3,798	$—
Consulting	—	—	—	—	5	933	—	—	812	—
Insurance underwriting	704	1,963	3,027	2,022	224	275	1,111	269	973	1,966
Corporate and other	—	—	—	—	(171)	—	—	—	320	—

Total	$704	$1,963	$3,027	$2,022	$213	$5,416	$1,111	$269	$5,903	$1,966

(1)
The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances. Results include income (loss) on disposals of investments and other-than-temporary impairments.

(2)
Certain prior years' amounts have been reclassified to conform to the 2003 presentation.

(3)
Net of reinsurance ceded.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not Applicable.

Item 9A.    Controls and Procedures.

        The Registrant has established disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to the officers who certify the Registrant's financial reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of December 31, 2003, the principal executive officer and principal financial officer of the Registrant have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.

        There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information relating to directors of the Registrant, including its audit committee and audit committee financial expert, is set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004 (the "Proxy Statement"), and such information is incorporated herein by reference from the Proxy Statement. Information concerning the executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. Also incorporated herein by reference is the information under the heading "The Board of Directors — Corporate Governance — Audit Committee Financial Expert" and the information under the heading "The Board of Directors — Corporate Governance — Code of Ethics" in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that each of our directors and executive officers, and any other person who owns more than ten percent of Aon's common stock, file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Aon's common stock. Such directors, executive officers and stockholders are required by regulation to furnish us with copies of such reports. Based solely upon our review of these reports, as well as written representations to the effect that no such other reports were required to be filed, Aon believes that all such SEC filing requirements were met during 2003, except for the delayed initial filing of Form 3 for each of Michael G. Bungert and D.P.M. Verbeek in connection with his designation as a Section 16 reporting officer of Aon.

Item 11.    Executive Compensation.

        Information relating to the Registrant's executive officer and director compensation is set forth under the headings "Compensation of the Board of Directors," "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 2003 Fiscal Year" and "Pension Plan Table" of the Proxy Statement, and all such information is incorporated herein by reference from the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Remaining Available for Future Issuance (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	43,049,674	(1),(2)	$29.26	(3)	19,641,944	(4)
Equity compensation plans not approved by security holders (5)	1,861,134		$—	(6)	—	(7)
Total	44,910,808		$—	(6)	19,641,944

(1)
This amount includes the following:

  •
  31,626,527 shares that may be issued in connection with outstanding stock options;

  •
  7,060,602 shares that may be issued in connection with stock awards;

  •
  495,938 shares that may be issued in connection with directors' compensation;

  •
  1,565,578 shares that may be issued in connection with deferred stock awards;

  •
  45,046 shares that may be issued in connection with deferred stock options;

  •
  2,050,524 shares that may be issued to satisfy obligations under the deferred compensation plan; and

  •
  205,459 shares that may be issued in connection with the Employee Stock Purchase Plan.

(2)
On November 1, 2002, the deferred compensation plan was amended to discontinue the distribution of shares with respect to deferrals after November 1, 2002 from the plan. As of December 31, 2003, based on a stock price of $23.94, the maximum number of shares that could be issued under the plan was 2,050,524.

(3)
Indicates weighted average exercise price of 31,626,527 outstanding options under the Aon Stock Incentive Plan.

(4)
The total number of shares of stock authorized for issuance in connection with awards under the Aon Stock Incentive Plan and any pre-existing plans is 18% of total outstanding common shares. As of December 31, 2003, 15,741,995 shares remained according to such calculation. Also includes 3,899,949 shares available for future issuance under the Employee Stock Purchase Plan.

Below are the material features of our equity compensation plans that have not been approved by stockholders:

(5)
Aon UK Sharesave Scheme

The Aon UK Sharesave Scheme (the "UK Scheme") is available solely to employees in the United Kingdom. Under the UK Scheme, employees authorize Aon to deduct a specified amount from compensation each pay period for deposit into a savings account for a three-year term. If a participant's deductions continue through the last day of the term, the participant is credited with a tax-free cash bonus equal to 2.75 times the monthly payroll deduction. Participants may cease participation in the UK Scheme at any time. Participants are also granted options at the beginning of each savings period and may direct Aon to purchase or issue shares of Aon common stock at a price equal to 85% of the market value at the beginning of the period, utilizing the accumulated amounts in their account. Options may be exercised generally within six months after the last day of the term, or after death, injury, disability, redundancy or retirement. If a participant ceases to be employed by Aon for other reasons, or declines to purchase Aon common stock during any of the available purchase periods, the participant's right to purchase shares of Aon common stock or accumulate additional payroll deductions lapses. The UK Scheme was approved by the Board of Directors in 1999. No specific authorization of shares of Aon common stock for the UK Scheme has been made. As of December 31, 2003, the number of shares that could be issued under the plan was zero.

Aon Australia Share Plans

The Aon Australia Share Plans (the "Australia Plans") provide employees of Aon and participating subsidiaries employed in Australia who have at least 12 months of continuous service an opportunity to purchase Aon common stock at a 15% discount from the market price through payroll deductions. Under the Australia Plans, each year eligible employees choose whether they wish to participate in the Exempt Plan or the Deferred Plan. Under the Exempt Plan, participants contribute $850 per annum. Shares purchased under the Exempt Plan must be held for three years from the date of purchase. Under the Deferred Plan, participants contribute an elected amount between $2000 per annum and the lesser of 25% of salary and $30,000 per annum. Shares purchased under the Deferred Plan must be held for twelve months from the date of purchase. Participant contributions under both the Exempt Plan and the Deferred Plan are deducted ratably over all pay periods in the year and stock purchases are made for employees' accounts monthly on or about the 19th of the month.

The Australia Plans commenced on June 1, 2002. No specific share authorization for the Australian Plans has been made. As of December 31, 2003, the number of shares that could be issued under the plan was zero.

Canada Share Save Plan

The Canada Share Save Plan ("CSSP") is one of the optional benefits under the Aon Flex program. Contributions to the CSSP are made through payroll deduction. The contributions are invested in Aon stock. As of December 31, 2003, the number of shares that could be issued under the plan was zero.

Aon MacDonagh Boland Group Limited Savings Related Share Option Scheme

The Aon MacDonagh Boland Group Limited Savings Related Share Option Scheme (the "Ireland Scheme") is a save-as-you-earn employee stock purchase plan available solely to employees of Aon and participating subsidiaries employed in Ireland. Under the Ireland Scheme, eligible employees may sign a savings contract with Aon and a local bank authorizing Aon to deduct a specified amount from their compensation each pay period and deposit the deductions into a savings account for their benefit. Each savings contract has a three year term, and the last date of such term is defined as the "Bonus Date." If a participant's payroll deductions continue through the Bonus Date, the bank holding the savings contract pays the participant a tax-free cash bonus based on the amount of the participant's monthly payroll deductions. The bonus is equal to 2.0 times the monthly payroll deduction, which equates to an interest rate of 3.51% per year. Participants may cease participation in the Ireland Scheme and/or withdraw accumulated payroll deductions at any time; however, the participant would not be eligible to receive a bonus on withdrawn amounts and may be subject to taxes on amounts withdrawn prior to the Bonus Date.

The Ireland Scheme was approved by the Board of Directors in 2000, but has not yet been implemented. No specific authorization of shares of Aon common stock for the Ireland Scheme has been made. As of December 31, 2003, the number of shares that could be issued under the plan was zero.

Employee Stock Purchase Plan (Netherlands)

The Netherlands Employee Stock Purchase Plan provide employees of Aon and participating subsidiaries in the Netherlands the opportunity to purchase Aon common stock at a 15% discount. Contributions to this plan are made through payroll deduction. The maximum amount is not more than 15% of gross annual income with a maximum of US $10,000. As of December 31, 2003, the number of shares that could be issued under the plan was 1,428.

Aon Supplemental Savings Plan

The Aon Supplemental Savings Plan (the "ASSP") was adopted by the Board of Directors in 1998. It is a nonqualified supplemental retirement plan that provides benefits to participants in the Aon Savings Plan whose employer matching gift contributions are limited because of IRS- imposed restrictions. Prior to January 1, 2004, participants covered under the ASSP are credited with the additional matching contributions they would have received under the Aon Savings Plan—100% of the first 1% to 3% of compensation (the First Tier Match) and 75% of the next 4% to 6% of compensation (the Second Tier Match)—had compensation up to $500,000 been considered. Participants in the ASSP may elect to have Tier I allocations credited to their accounts as if invested in a money market account or as if invested in Aon common stock. Tier II allocations are maintained in an Aon common stock account unless the participant is age 55 or more. If so, the participant may elect to direct his or her allocation to the money market account. Amounts maintained in the Aon common stock account may not be moved to the money market account, regardless of the participant's age. Before the beginning of each plan year, an election may be made by any participant to transfer some or all of a participant's money market account to the Aon common stock account. All amounts credited to the Aon common stock account are credited with dividends.

Payments from the Aon common stock account are made only in shares of Aon common stock. Payments from the money market account are made in cash. Payments may be made in single sum or up to ten annual installments.

No specific authorization of shares of Aon common stock for the ASSP has been made.

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

(6)
The weighted-average exercise price of such shares is uncertain and is not included in this column.

(7)
None of these equity compensation plans contains a limit on the number of shares that may be issued under such plans; however, these plans are subject to the limitations set forth in the descriptions of these plans contained in footnote 5 above.

        Information relating to the security ownership of certain beneficial owners of the Registrant's common stock is set forth under the headings "Principal Holders of Voting Securities" and "Security Ownership of Certain Beneficial Owners and Management" and all such information is incorporated herein by reference from the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

        The Registrant hereby incorporates by reference the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

        Information required by this Item is included under the caption "Ratification of Appointment of Independent Auditors" in the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2). The following documents have been included in Part II, Item 8.

  Report of Ernst & Young LLP, Independent Auditors
  Consolidated Statements of Financial Position—As of December 31, 2003 and 2002
  Consolidated Statements of Income—Years Ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Cash Flows—Years Ended December 31, 2003, 2002 and 2001
  Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2003, 2002 and 2001
  Notes to Consolidated Financial Statements
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
10(p)*
Stock Purchase Agreement dated as of December 22, 1995 by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation—incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(q)*
Agreement and Plan of Merger dated as of December 11, 1996 among the Registrant, Subsidiary Corporation, Inc. ("Purchaser"), and Alexander & Alexander Services Inc. ("A&A")—incorporated by reference to Exhibit (c) (1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed on December 16, 1996 (the "Schedule 14D-1").
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
10(w)	364-Day Credit Agreement dated as of February 5, 2004 among Aon Corporation, the Lenders named therein, Bank One, NA, as Agent and Citibank N.A., and ABN AMRO Bank N.V., as Syndication Agents.
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
10(y)*
Employment Agreement dated January 1, 2003 between Registrant and David P. Bolger—incorporated by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K").

10(z)*
Amendment No. 2 to Three Year Credit Agreement dated February 7, 2003 among the Registrant, the Lenders named therein and Bank One, NA, as Agent—incorporated by reference to Exhibit 10(aa) to the 2002 Form 10-K.
10(aa)*#	Employment Agreement dated May 2, 2003 between the Registrant and D. Cameron Findlay—incorporated by reference to Exhibit 10(ab) to the Second Quarter 2003 Form 10-Q.
12(a)	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
12(b)	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99	Annual Report on Form 11-K for the Aon Savings Plan for the year ended December 31, 2003—to be filed by amendment as provided in Rule 15d-21(b).

*
Document has heretofore been filed with the Securities and Exchange Commission and is incorporated by reference and made a part hereof.

#
Indicates a management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

          The Registrant furnished to the Securities and Exchange Commission one Current Report on Form 8-K during the quarter ended December 31, 2003 and one additional Current Report on Form 8-K thereafter.

  (i)
  On November 4, 2003, the Registrant furnished a Current Report on Form 8-K dated November 4, 2003 for the purpose of reporting, under Item 12, its results of operations for the quarter and nine months ended September 30, 2003.

  (ii)
  On February 11, 2004, the Registrant furnished a Current Report on Form 8-K dated February 10, 2004 for the purpose of reporting, under Item 12, its results of operations for the quarter and twelve months ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aon Corporation
	By:	/s/ PATRICK G. RYAN Patrick G. Ryan, Chairman and Chief Executive Officer
Date: March 11, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK G. RYAN Patrick G. Ryan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	March 11, 2004
/s/ P.J. KALFF P.J. Kalff	Director	March 11, 2004
/s/ LESTER B. KNIGHT Lester B. Knight	Director	March 11, 2004
/s/ J. MICHAEL LOSH J. Michael Losh	Director	March 11, 2004
/s/ R. EDEN MARTIN R. Eden Martin	Director	March 11, 2004
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 11, 2004

/s/ ROBERT S. MORRISON Robert S. Morrison	Director	March 11, 2004
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	March 11, 2004
/s/ MICHAEL D. O'HALLERAN Michael D. O'Halleran	Director	March 11, 2004
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	March 11, 2004
/s/ GEORGE A. SCHAEFER George A. Schaefer	Director	March 11, 2004
Carolyn Y. Woo	Director
/s/ DAVID P. BOLGER David P. Bolger	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2004

QuickLinks

PART I
PART II
Consolidated Statements of Income
Consolidated Statements of Financial Position
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
  SCHEDULE I
  SCHEDULE I (Continued)
  SCHEDULE I (Continued)
  SCHEDULE I (Continued)
  SCHEDULE II
  SCHEDULE II.1
Aon Corporation and Subsidiaries CONSOLIDATED SUMMARY OF INVESTMENTS— OTHER THAN INVESTMENTS IN RELATED PARTIES AS OF DECEMBER 31, 2003
  SCHEDULE II.2
  SCHEDULE II.3
PART III
PART IV
SIGNATURES