Form 10-Q
period 2004-03-31
AON CORP
filed 2004-05-07
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒    NO ☐

        Number of shares of common stock outstanding:

Class	No. Outstanding as of 3-31-04
$1.00 par value Common	315,110,099

Part 1
Financial Information
Aon Corporation
Condensed Consolidated Statements of Financial Position

	As of
(millions)	Mar. 31, 2004	Dec. 31, 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$2,926	$2,751
Equity securities at fair value	42	42
Short-term investments	4,435	3,815
Other investments	738	716

Total investments	8,141	7,324
Cash	491	540
Receivables
Risk and insurance brokerage services and consulting	8,770	8,607
Other receivables	1,602	1,504

Total receivables	10,372	10,111
Deferred Policy Acquisition Costs	1,046	1,021
Goodwill (net of accumulated amortization: 2004—$798, 2003—$805)	4,485	4,509
Other Intangible Assets (net of accumulated amortization: 2004—$314, 2003—$300)	166	176
Property and Equipment	791	827
Other Assets	2,421	2,519

TOTAL ASSETS	$27,913	$27,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance Premiums Payable	$11,084	$10,368
Policy Liabilities
Future policy benefits	1,509	1,396
Policy and contract claims	1,734	1,609
Unearned and advance premiums and contract fees	2,820	2,869
Other policyholder funds	58	58

Total Policy Liabilities	6,121	5,932
General Liabilities
General expenses	1,476	1,498
Short-term borrowings	7	53
Notes payable	2,004	2,095
Other liabilities	2,517	2,533

TOTAL LIABILITIES	23,209	22,479
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Stockholders' Equity
Common stock—$1 par value	337	336
Paid-in additional capital	2,311	2,283
Accumulated other comprehensive loss	(849)	(861)
Retained earnings	3,800	3,679
Less—Treasury stock at cost	(784)	(784)
Deferred compensation	(161)	(155)

TOTAL STOCKHOLDERS' EQUITY	4,654	4,498

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,913	$27,027

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(millions except per share data)	March 31, 2004	March 31, 2003
Revenue
Brokerage commissions and fees	$1,800	$1,658
Premiums and other	692	632
Investment income	81	79

Total revenue	2,573	2,369

Expenses
General expenses	1,842	1,678
Benefits to policyholders	383	345
Interest expense	34	28
Amortization of intangible assets	14	13
Unusual charges—World Trade Center	—	37

Total expenses	2,273	2,101

Income from continuing operations before income tax and minority interest	300	268
Provision for income tax	108	99

Income from continuing operations before minority interest	192	169
Minority interest—8.205% trust preferred capital securities	—	(9)

Income from continuing operations	192	160

Discontinued operations
Loss from discontinued operations	(28)	(12)
Income tax benefit	(6)	(4)

Loss from discontinued operations, net of tax	(22)	(8)

Net income	$170	$152

Preferred stock dividends	(1)	(1)

Net income available for common stockholders	$169	$151

Basic net income per share
Income from continuing operations	$0.60	$0.51
Discontinued operations	(0.07)	(0.03)

Net income	$0.53	$0.48

Dilutive net income per share
Income from continuing operations	$0.60	$0.51
Discontinued operations	(0.07)	(0.03)

Net income	$0.53	$0.48

Cash dividends per share paid on common stock	$0.15	$0.15

Dilutive average common and common equivalent shares outstanding	321.3	315.2

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter Ended
(millions)	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities:
Net income	$170	$152
Adjustments to reconcile net income to cash provided by operating activities
Loss on sale of discontinued operations	21	—
Insurance operating assets and liabilities, net of reinsurance	51	14
Amortization of intangible assets	14	13
Depreciation and amortization of property, equipment and software	57	55
Income taxes	39	24
Special and unusual charges and purchase accounting liabilities	(4)	16
Valuation changes on investments, income on disposals and impairments	(33)	(31)
Other receivables and liabilities—net	487	537

Cash Provided by Operating Activities	802	780

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	6	21
Calls and prepayments	14	19
Sales	108	256
Equity securities	1	1
Other investments	65	10
Purchase of investments
Fixed maturities	(207)	(289)
Equity securities	(1)	—
Other investments	(12)	(3)
Short-term investments—net	(624)	(604)
Acquisition of subsidiaries	(11)	(6)
Proceeds from sale of operations	12	30
Property and equipment and other—net	(23)	(52)

Cash Used by Investing Activities	(672)	(617)

Cash Flows from Financing Activities:
Issuance of common stock	5	—
Treasury stock transactions—net	—	(7)
Issuance (repayments) of short-term borrowings—net	(47)	6
Issuance of long-term debt	3	—
Repayment of long-term debt	(92)	(150)
Interest sensitive, annuity and investment-type contracts—withdrawals	—	(41)
Cash dividends to stockholders	(48)	(47)

Cash Used in Financing Activities	(179)	(239)

Effect of Exchange Rate Changes on Cash	—	2

Decrease in Cash	(49)	(74)
Cash at Beginning of Period	540	484

Cash at End of Period	$491	$410

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

        Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2003 for additional details of Aon's financial position, as well as a description of the accounting policies which have been continued without material change.

        Certain amounts in the 2003 condensed consolidated financial statements relating to discontinued operations have been reclassified to conform to the 2004 presentation.

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

	First Quarter ended March 31,
(million except per share data)
	2004	2003
Net income, as reported	$170	$152
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	8	5
Deduct: Total stock-based compensation expense determined under fair value based method for all awards and options, net of related tax effects	11	12

Pro forma net income	$167	$145

Net income per share:
Basic
As reported	$0.53	$0.48
Pro forma	$0.52	$0.46
Dilutive
As reported	$0.53	$0.48
Pro forma	$0.52	$0.46

        The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in FASB Statement No. 123 has not been applied to options and awards granted prior to January 1995.

  Endurance Warrants and Common Stock Investment

        In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd. (Endurance), formerly known as Endurance Specialty Insurance Ltd., a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. The investment in Endurance is carried under the equity method, and is included in Other Investments in the Condensed Consolidated Statements of Financial Position. As of March 31, 2004 and December 31, 2003, the carrying value of Aon's common stock investment in Endurance was $279 million and $298 million, representing approximately 9.9 million and 11.3 million shares, respectively. During first quarter 2004, Aon sold approximately 1.4 million shares of Endurance stock which resulted in a pretax gain of approximately $11 million. In conjunction with the initial 2001 common stock investment, Aon's underwriting subsidiaries also received 4.1 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.

        Through December 31, 2002, these warrants had been carried at zero value, which approximated their original cost. In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. With the assistance of an independent third party, Aon has valued the warrants using the Black-Scholes pricing methodology and determined the warrants had a fair value of approximately $84 million, $80 million and $45 million as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively. The increase in value of the warrants was $4 million and $45 million for the first quarters ended March 31, 2004 and 2003, respectively.

        The valuation assumptions used in the model were as follows:

	March 31, 2004	December 31, 2003	March 31, 2003
• Maturity (in years)	7.71	7.96	8.71
• Spot Price	$30.88	$30.50	$21.80
• Risk Free Interest Rate	3.97%	4.50%	4.20%
• Dividend Yield	0.00%	0.00%	0.00%
• Volatility	22%	24%	23%
• Exercise Price	$14.10	$15.96	$17.20

        The model assumes: the warrants are "European-style", which means they are valued as if the exercise can only occur on the expiration date; the spot and exercise prices are reduced by expected future dividends; and the dividend remains unchanged during the period the warrants are outstanding. Although Endurance currently pays a dividend, a zero dividend yield is used in the Endurance warrants valuation, since the future dividend payment value has been reflected in the spot and exercise valuation price.

        The quarterly increase in value was recognized as investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at March 31, 2004 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

2.    Accounting and Disclosure Changes

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying valuable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

        In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to finance its principal activities without additional subordinated financial support, (2) has equity owners at risk that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb expected losses or the right to receive expected residual returns generated by its operations.

        FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE ("a variable interest holder") is obligated to absorb a majority of the risk of expected loss from the VIE's activities, is entitled to receive a majority of the VIE's expected residual returns (if no party absorbs a majority of the VIE's expected losses), or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE's assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

        FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46, as revised, were adopted as of December 31, 2003 for Aon's interests in VIEs that are special purpose entities (SPEs). Aon adopted the provisions of FIN 46 for its variable interests in all other VIEs as of March 31, 2004, which did not have a material effect on the consolidated financial statements.

        In January 1997, Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities (Capital Securities). The sole asset of Aon Capital A is $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.

        Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust based on the provisions of FIN 46 on December 31, 2003. Prior to the deconsolidation of Aon Capital A, after-tax interest incurred on the Capital Securities was reported as minority interest in the condensed consolidated statements of income. Beginning first quarter 2004, interest expense on the notes payable is reported as part of interest expense on the condensed consolidated statements of income. There was no effect on net income or consolidated stockholders' equity as a result of this deconsolidation. Prior periods were not restated.

        In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pension and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in the original FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans.

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

        Aon adopted the disclosure requirements for its domestic plans effective with its 2003 Form 10-K. Aon's interim-period disclosures can be found in footnote 11. Aon's disclosures about its foreign plans will be included with its 2004 Form 10-K.

        In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-1 may not be applied retroactively to prior years' financial statements, and initial application should be as of the beginning of an entity's fiscal year. Aon adopted SOP 03-1 as of January 1, 2004. The adoption of SOP 03-1 did not have a significant impact on the results of operations or equity of the Company, but did affect the classification and presentation of certain balance sheet items. At March 31, 2004, other assets decreased by $56 million, which was offset by an increase in fixed maturities of $43 million, short-term investments of $7 million, other investments of $5 million and other receivables of $1 million. Correspondingly, the related $56 million of other liabilities declined by $50 million, which was offset by an increase in future policy benefits of $50 million.

3.    Income Per Share

        Income per share is calculated as follows:

	First Quarter ended March 31,
(millions except per share data)
	2004	2003
Income from continuing operations	$192	$160
Loss from discontinued operations, net of tax	(22)	(8)

Net income	170	152
Redeemable preferred stock dividends	(1)	(1)

Net income for dilutive and basic	$169	$151

Basic shares outstanding	318	315
Common stock equivalents	3	—

Dilutive potential common shares	321	315

Basic net income per share:
Income from continuing operations	$0.60	$0.51
Discontinued operations	(0.07)	(0.03)

Net income	$0.53	$0.48

Dilutive net income per share:
Income from continuing operations	$0.60	$0.51
Discontinued operations	(0.07)	(0.03)

Net income	$0.53	$0.48

        Certain common stock equivalents related to options were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares. The number of options excluded from the calculation were 18 million and 30 million at March 31, 2004 and 2003, respectively.

        Aon's 3.5% convertible debt securities may be converted into a maximum of 14 million shares of Aon's common stock. These shares have not been included in the computation of diluted net income per share in first quarter 2004 because all the circumstances which would trigger the conversion did not occur. These securities are convertible into Aon common stock at an initial conversion price of approximately $21.475 per common share under certain circumstances, including if the closing price of Aon's common stock exceeds 120% of the conversion price (i.e. $25.77) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous fiscal quarter. During first quarter 2004, the closing price of Aon's common stock exceeded the 120% threshold for more than 20 of the last 30 trading days in the quarter. As a result, the debt securities will be convertible at the option of the holder at any time during the quarter ended June 30, 2004.

4.    Comprehensive Income

        The components of comprehensive income, net of related tax, for first quarter ended March 31, 2004 and 2003 are as follows:

	First Quarter ended March 31,
(millions)
	2004	2003
Net income	$170	$152
Net derivative gains (losses)	2	(6)
Net unrealized investment gains	40	3
Net foreign exchange gains (losses)	(30)	39

Comprehensive income	$182	$188

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions)	March 31, 2004	December 31, 2003
Net derivative gains	$52	$50
Net unrealized investment gains	60	20
Net foreign exchange translation	(55)	(25)
Net additional minimum pension liability	(906)	(906)

Accumulated other comprehensive loss	$(849)	$(861)

5.    Business Segments

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting. A fourth segment, Corporate and Other, when aggregated with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying condensed consolidated financial statements.

        The Risk and Insurance Brokerage Services segment consists primarily of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, claims services, and premium financing. The Consulting segment provides a full range of human capital management services delivered predominantly to corporate clientele utilizing five major practices: employee benefits, compensation, management consulting, communications and human resource outsourcing. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty, credit and select property and casualty insurance products. Corporate and Other segment revenue consists primarily of investment income from equity, fixed- maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities, and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other general expenses include administrative and certain information technology costs.

        Certain amounts in prior periods' condensed consolidated financial statements have been reclassified to reflect sold businesses as discontinued operations.

        The accounting policies of the operating segments are the same as those described in Aon's Annual Report on Form 10-K for the year ended December 31, 2003, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were to third parties, that is, at current market prices.

        Revenues are attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax.

        Revenue from continuing operations for Aon's segments follows:

	First Quarter ended March 31,
(millions)
	2004	2003
Risk and Insurance Brokerage Services	$1,473	$1,361
Consulting	301	280
Insurance Underwriting	781	709
Corporate and Other	36	31
Intersegment revenues	(18)	(12)

Total revenue	$2,573	$2,369

        Aon's operating segments' geographic revenue and income before income tax follows:

	Risk and Insurance Brokerage Services				Insurance Underwriting
			Consulting
First Quarter ended March 31: (millions)
	2004	2003	2004	2003	2004	2003
Revenue
United States	$578	$566	$174	$177	$512	$488
United Kingdom	242	255	52	43	132	114
Continent of Europe	426	348	47	37	63	48
Rest of World	227	192	28	23	74	59

Total revenue	$1,473	$1,361	$301	$280	$781	$709

Income before income tax	$243	$234	$26	$21	$53	$63

        Selected information for Aon's Corporate and Other segment follows:

	First Quarter ended March 31,
(millions)
	2004	2003
Revenue:
Income from marketable equity securities and other investments:
Income from change in fair value Endurance warrants	$4	$45
Equity earning—Endurance	16	7
Other	2	1

	22	53

Limited partnership investments	4	—
Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	11	—
Impairment write-downs	(1)	(28)
Other	—	6

	10	(22)

Total revenue	36	31

Expenses:
General expenses	24	16
Interest expense(1)	34	28
Unusual charges—World Trade Center	—	37

Total expenses	58	81

Loss before income tax	$(22)	$(50)

(1)
Upon the adoption of FIN 46 on December 31, 2003, Aon was required to deconsolidate its trust preferred capital securities, which was offset by an increase in notes payable. Interest expense for the first quarter ended March 31, 2004 includes $14 million on these notes payable.

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

        The changes in the net carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2003	$3,886	$381	$242	$4,509
Goodwill acquired	8	—	—	8
Goodwill related to divestitures	(7)	(5)	—	(12)
Intersegment transfers	4	(4)	—	—
Foreign currency revaluation	(21)	—	1	(20)

Balance as of March 31, 2004	$3,870	$372	$243	$4,485

        Intangible assets are classified into three categories:

  •
  "Customer Related and Contract Based" include client lists as well as non-compete covenants;

  •
  "Present Value of Future Profits" represents the future profits of purchased books of business of the insurance underwriting subsidiaries; and

  •
  "Marketing, Technology and Other" are all other purchased intangibles not included in the preceding categories.

        Amortizable intangible assets by asset class follow:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of March 31, 2004
Gross carrying amount	$222	$87	$171	$480
Accumulated amortization	166	55	93	314

Net carrying amount	$56	$32	$78	$166

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of December 31, 2003
Gross carrying amount	$223	$87	$166	$476
Accumulated amortization	163	50	87	300

Net carrying amount	$60	$37	$79	$176

        Amortization expense for intangible assets for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $53 million, $47 million, $37 million, $14 million and $10 million, respectively.

7.    Business Combinations

        For first quarter 2004, Aon made payments of $3 million on restructuring charges and purchase accounting liabilities relating to business combinations.

        Aon has remaining liabilities of $37 million for lease abandonments and other exit costs related to prior acquisitions which are being paid out over several years as planned.

        The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2002	$51
Cash payments in 2003	(14)
Cash payments in 2004	(3)
Foreign currency revaluation	3

Balance at March 31, 2004	$37

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

        All of the terminations have occurred and are related to the Risk and Insurance Brokerage Services segment in the U.S. and the U.K.

        For first quarter 2004, Aon made payments of $1 million related to the business transformation plan.

        The following table sets forth recent activity related to the liability for termination benefits and other costs to exit an activity:

(millions)	Termination Benefits	Other Costs to Exit an Activity	Total
Balance at December 31, 2002	$27	$1	$28
Cash payments in 2003	(16)	(1)	(17)
Cash payments in 2004	(1)	—	(1)

Balance at March 31, 2004	$10	$—	$10

        All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position. Termination benefits of $5 million and $3 million are expected to be paid in the remainder of 2004 and in 2005, respectively, with the remainder payable thereafter.

9.    Capital Stock

        During first quarter 2004, Aon issued 855,000 shares of common stock for employee benefit plans and 205,600 shares in connection with the employee stock purchase plan. There were 22.4 million shares of common stock held in treasury at March 31, 2004, of which all but 32,000 shares are restricted as to their reissuance.

10.    Discontinued Operations

  U.K. Claims Businesses

        In first quarter 2004, Aon decided to sell certain of its U.K. claims services businesses included in the Risk and Insurance Brokerage Services segment. The sale of all but one business was completed during the quarter. Aon reached an agreement to sell this remaining business in early second quarter 2004. The operating results are classified as discontinued operations, and prior year's operating results have been reclassified to discontinued operations. Revenues attributable to those businesses reclassified as discontinued operations were $12 million and $13 million for the first quarters ended March 31, 2004 and 2003, respectively. Included in the loss from discontinued operations in first quarter 2004 was a pretax loss from operations of $8 million ($5 million after-tax) and a loss from the revaluation of the business of $24 million ($17 million after-tax). In 2003, the pretax operating loss from these businesses was $4 million ($3 million after-tax). The assets and liabilities of the discontinued operations are immaterial to the condensed consolidated statements of financial position at both March 31, 2004 and December 31, 2003.

  Consulting Business

        Also in early first quarter 2004, Aon sold a non-core Consulting subsidiary. Included in the loss from discontinued operations in first quarter 2004 was a gain on sale of this business of $4 million ($0 million after-tax). For first quarter 2003, revenues attributable to that unit, reclassified to discontinued operations, were $2 million, with a pretax operating loss of $1 million ($1 million after-tax).

  Automotive Finance Servicing Business

        In third quarter 2003, Aon decided to sell its automobile finance servicing business, which has been in run-off since first quarter 2001. The sale was completed in fourth quarter 2003. Operating results from prior periods attributable to this unit have been reclassified as discontinued operations. Revenue of this business was $4 million for first quarter 2003, with a pretax loss of $7 million ($4 million after-tax). In first quarter 2004, this business had a nominal pretax loss.

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

        As of March 31, 2004, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. Such liabilities amounted to $19 million, net of reinsurance recoverables and other assets of $85 million.

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

11.    Net Periodic Benefit Cost

        The following table provides the components of net periodic benefit cost for Aon's U.S. plans:

	Pension Benefits		Other Benefits
(millions) First quarter ended March 31:
	2004	2003	2004	2003
Service cost	$15	$13	$1	$1
Interest cost	21	19	1	1
Expected return on plan assets	(23)	(19)	—	—
Amortization of net loss	5	2	—	—

Net periodic benefit cost	$18	$15	$2	$2

        The following table provides the components of net periodic benefit costs for Aon's material international pension plans, which are located in the U.K. and The Netherlands:

	Pension Benefits
(millions) First quarter ended March 31:
	2004	2003
Service cost	$16	$13
Interest cost	46	38
Expected return on plan assets	(41)	(34)
Amortization of net loss	18	15

Net periodic benefit cost	$39	$32

  Employer Contribution

        Aon previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute in 2004 $28 million to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $8 million to fund other postretirement benefit plans. As of March 31, 2004, contributions of $1 million have been made to the U.S. pension plans and $2 million to other postretirement benefit plans. Due to a change in pension legislation, Aon currently expects to contribute a total of $3 million in 2004 to its U.S. pension plans.

        Aon previously disclosed in its 2003 financial statements that, based on current rules and assumptions, it expected to contribute $195 million in 2004 to its major defined benefit pension plans including $167 million for its major international defined benefit pension plans. Based on current rules and assumptions, Aon now plans to contribute $163 million to its major international defined pension plans during 2004. As of March 31, 2004, $56 million has been contributed.

12.    Other-Than-Temporary Impairments

        The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $3 million) as of March 31, 2004.

	Investment Grade
($ in millions)	0-6 Months	6-12 Months	>12 Months	Total
FIXED MATURITIES
U.S. Government & Agencies
# of positions	—	2	—	2
Fair Value	$—	$22	$—	$22
Amortized Cost	—	22	—	22
Unrealized Loss	—	—	—	—
States & Political Subdivisions
# of positions	5	3	—	8
Fair Value	$11	$4	$—	$15
Amortized Cost	11	4	—	15
Unrealized Loss	—	—	—	—
Foreign Government
# of positions	10	27	—	37
Fair Value	$149	$358	$—	$507
Amortized Cost	150	362	—	512
Unrealized Loss	(1)	(4)	—	(5)
Corporate & Asset Backed
# of positions	30	79	21	130
Fair Value	$96	$119	$105	$320
Amortized Cost	97	122	111	330
Unrealized Loss	(1)	(3)	(6)	(10)
Mortgage Backed
# of positions	4	12	—	16
Fair Value	$5	$24	$—	$29
Amortized Cost	5	24	—	29
Unrealized Loss	—	—	—	—
TOTAL FIXED MATURITIES
# of positions	49	123	21	193
Fair Value	$261	$527	$105	$893
Amortized Cost	263	534	111	908
Unrealized Loss	(2)	(7)	(6)	(15)
% of Total Unrealized Loss	13%	47%	40%	100%

        For categorization purposes, Aon considers any rating of Baa or higher by Moody's Investor Services or equivalent rating agency to be investment grade. Aon has no fixed maturities below investment grade with an unrealized loss.

        Aon's fixed-maturity portfolio in total had a $15 million gross unrealized loss at March 31, 2004, excluding $3 million related to deferred amortizable derivative losses, and is subject to interest rate, market, and credit risks.

        No single position had an unrealized loss greater than $1 million. With a carrying value of over $2.9 billion at March 31, 2004, our total fixed-maturity portfolio is approximately 97% investment grade based on market value. Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of "Aa" based on amortized cost. Aon's non publicly-traded fixed maturity portfolio had a carrying value of $319 million, including $115 million in notes received from Private Equity Partnership Structures I, LLC, (PEPS I) on December 31, 2001 related to the securitization of limited partnerships and $71 million in notes issued by PEPS I to Aon during 2004, 2003 and 2002. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        Aon's equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had no gross unrealized loss at March 31, 2004, and is subject to interest rate, market, credit, illiquidity, concentration and operation performance risks.

        Aon periodically reviews securities with material unrealized losses and evaluates them for other than temporary impairments. Aon analyzes various risk factors and determines if any specific asset impairments exist. If there is a specific asset impairment, Aon recognizes a realized loss and adjusts the cost basis of the impaired asset to its fair value.

        Aon reviews invested assets with material unrealized losses each quarter. Please see note 7 to Aon's 2003 Form 10-K for further information.

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

        As previously reported, a reinsurance brokerage subsidiary of Aon has been named in a total of six lawsuits relating to a worker's compensation reinsurance pool known as the Unicover Occupational Accident Reinsurance Pool ("Unicover Pool"). The Unicover Pool was managed by Unicover Managers, Inc. ("Unicover"). Along with another broker, Aon's reinsurance brokerage subsidiary procured certain retrocessional cover for the Unicover Pool, and was also involved in arranging further retrocessional protections for certain Unicover retrocessionaires. In one suit, Allianz Life Insurance Company of North America, Inc. ("Allianz") claims that the reinsurance it issued should be rescinded or that it should be awarded damages based on alleged fraudulent misrepresentation by the carriers through their agents, including Aon's subsidiary. That case is currently stayed pending arbitration to which Aon is not a party. In the five other suits, four of which are pending in the U.S. District Court for the District of New Jersey and one of which is pending in New Jersey state court, several participants in the Unicover Pool seek from Aon compensatory and punitive damages for the alleged failure of the retrocessional coverage, alleged breaches of contract, alleged breaches of the duty of good faith, various alleged torts, and an alleged conspiracy with Unicover.

        Aon's management has reviewed these complaints, believes that Aon's subsidiary has meritorious defenses, and intends to vigorously defend itself against all of these claims. As previously reported, the issues in these lawsuits are complex, and therefore the timing and amount of resolution of these claims cannot be determined at this time.

        As previously reported, certain U.K. subsidiaries of Aon have been required by their regulatory body, the Personal Investment Authority (PIA), to review advice given by those subsidiaries to individuals who bought pension plans during the period from April 1988 to June 1994. These reviews have resulted in a requirement to pay compensation to clients based on guidelines issued by the PIA. Aon has resolved the vast majority of the known claims against it. Aon has submitted to its errors and omissions ("E&O") insurers a claim for a portion of the amounts paid, and those insurers are considering Aon's claim in due course. Although one recent decision in the U.K., which did not involve

Aon, held that pension mis-selling claims could not be aggregated for purposes of applying the E&O insurance deductible, the language in that contested E&O policy is significantly different from the language in Aon's E&O policy. Aon continues to believe that its insurance claim is probable of recovery.

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

        As previously reported, beginning in August 2002, ten putative class action lawsuits were filed against Aon and certain of its officers and directors in the United States District Court for the Northern District of Illinois. The complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated under such Act, and sought, among other things, compensatory damages and an award of costs and expenses. All of these actions were consolidated before the same judge, and a lead plaintiff was appointed by the court. On September 13, 2002, a purported derivative action against Aon and each of Aon's directors was filed in the Circuit Court of Cook County, Illinois. The derivative complaint made allegations substantially similar to the original class action lawsuits.

        In the third quarter of 2003, Aon and attorneys representing plaintiffs in the purported shareholder and derivative actions agreed to settle all of these actions. The memorandum of understanding memorializing the settlement calls for Aon to pay a total of $7.25 million and to take certain steps relating to Aon's corporate governance, some of which had already been undertaken by Aon. As part of that settlement, the purported state court derivative action was refiled in federal court and is pending before the same judge who is overseeing the purported shareholder class actions. The settlement is subject to a process that includes preliminary approval, notice to putative class members, and final court approval. On April 14, 2004, the parties to the purported class actions commenced this process when they filed with the court an Agreed Motion for Preliminary Approval of the settlement of that action. Aon has fully reserved the settlement and estimated remaining litigation costs.

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

        In March 2004, the parties to these lawsuits informed the court in the Palmer action that they were negotiating a possible settlement of these matters. If a settlement is agreed to by the parties, it would be subject to a process that includes notice to class members and final court approval. Aon has fully reserved the expected costs of a settlement and estimated remaining litigation costs.

        On April 21, 2004, Aon received a subpoena from the Office of the Attorney General of New York calling for the production of documents relating to Placement Service Agreements, Market Service Agreements and similar agreements under which insurance carriers pay compensation to Aon beyond standard commissions. The New York Department of Insurance has also requested information regarding such agreements. Compensation agreements between insurance companies and brokers are longstanding, common, and well-known practice within the insurance industry. Aon discloses such arrangements in fee agreements with clients, invoices to clients, and on its web site. Both of these inquiries are at the preliminary stages, and their outcomes cannot be predicted. Aon is fully cooperating with both of these inquiries. Such agreements are also the subject of a putative class action styled Daniel v. Affinity, which has been pending in the Circuit Court of Cook County, Illinois since August 1999. The court has not ruled on the plaintiff's motion for class certification or set a trial date. Aon believes it has meritorious defenses, and intends to vigorously defend itself against these claims.

        Although the ultimate outcome of all matters referred to above cannot be ascertained, and liabilities in indeterminate amounts may be imposed on Aon or its subsidiaries, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the consolidated financial position of Aon. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        This Management's Discussion and Analysis is divided into five sections. First, key recent events are described that affected our financial results in first quarter 2004. We then review our consolidated results and segments with quarter-to-quarter comparisons. Next, we cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements. The final section addresses the factors that can influence future results.

        The outline for our Management's Discussion and Analysis is as follows:

  KEY RECENT EVENTS

    Discontinued Operations
    Endurance Warrants and Common Stock Investment
    Run-off of Certain Operations

  REVIEW OF CONSOLIDATED RESULTS

    General
    Consolidated Results for First Quarter 2004 Compared to First Quarter 2003

  REVIEW BY SEGMENT

    General
    Risk and Insurance Brokerage Services
    Consulting
    Insurance Underwriting
    Corporate and Other

  FINANCIAL CONDITION AND LIQUIDITY

    Cash Flows
    Financial Condition
    Short-term Borrowings and Notes Payable
    Stockholders' Equity
    Off Balance Sheet Arrangements

  INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

Discontinued Operations

        In first quarter 2004, Aon decided to sell certain of its U. K. claims services businesses included in the Risk and Insurance Brokerage Services segment. The sale of all but one business was completed during the quarter. Aon reached an agreement to sell this remaining business in early second quarter 2004. The operating results are classified as discontinued operations, and prior year's results have been reclassified to discontinued operations. Revenue attributable to those businesses reclassified as discontinued operations was $12 million and $13 million for the first quarters ended March 31, 2004 and 2003, respectively. Included in the loss from discontinued operations in first quarter 2004 was a pretax loss from operations of $8 million ($5 million after-tax) and a loss from the revaluation of the business of $24 million ($17 million after-tax). In 2003, the pretax operating loss from these businesses was $4 million ($3 million after-tax).

        Also in early first quarter 2004, Aon sold a non-core Consulting subsidiary. Included in the loss from discontinued operations in first quarter 2004 was a gain on sale of this business of $4 million ($0 million after-tax). For first quarter 2003, revenues attributable to that unit, reclassified to discontinued operations, were $2 million, with a pretax operating loss of $1 million ($1 million after-tax).

        Certain amounts in prior year's condensed consolidated financial statements relating to segments and discontinued operations have been reclassified to conform to the 2004 presentation.

Endurance Warrants and Common Stock Investment

        In December 2001, Aon, primarily through its underwriting subsidiaries, invested $227 million in Endurance Specialty Holdings, Ltd., (Endurance) formerly known as Endurance Specialty Insurance Ltd., a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. As of March 31, 2004 and December 31, 2003, the carrying value of our common stock investment in Endurance was $279 million and $298 million, representing approximately 9.9 million and 11.3 million shares, respectively. During first quarter 2004, we sold approximately 1.4 million shares of Endurance stock for a pretax gain of $11 million, which was reflected in investment income in the Corporate and Other segment.

        In conjunction with the initial 2001 common stock investment, we received 4.1 million stock warrants, which allow us to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings each quarter.

        Through December 31, 2002, these warrants had been carried at zero value, which approximated their original cost. In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. We determined that the warrants had a fair value of approximately $84 million, $80 million and $45 million as of March 31, 2004, December 31, 2003 and March 31, 2003, respectively.

        This increase in value was recognized in investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at March 31, 2004 given the inherent volatility of the underlying shares, as well as the passage of time, and changes in other factors used in the valuation model. (See note 1 to the condensed consolidated financial statements for additional information related to the valuation of the warrants.)

Run-off of Certain Operations

        We are pursuing a "back-to-basics" strategy in the accident and health insurance business, focusing on core products and regions. In February 2003, we announced that we would be placing our accident and health insurance underwriting operations in Mexico, Argentina and Brazil in run-off. These lines of business generated approximately $2 million of revenue and $2 million of pretax loss in first quarter 2004, compared to $4 million of revenue and $2 million of pretax loss in the same period last year.

        Also in 2003, we decided to run-off certain non-core special risk accident and health business in the United Kingdom. This business generated $8 million of revenue and $1 million of pretax profit in first quarter 2004. In first quarter 2003, we earned revenue of $9 million with a nominal loss.

        We continue to evaluate strategic options within our portfolio of other non-core businesses.

REVIEW OF CONSOLIDATED RESULTS

General

        In the discussion of operating results, we sometimes refer to supplemental information extracted from consolidated financial information which is not required to be presented in the financial statements by accounting principles generally accepted in the United States (GAAP).

        Supplemental information related to organic revenue growth is information that management believes is an important measure to evaluate business production from existing operations. We also believe that this supplemental information is helpful to investors. Organic revenue growth excludes from reported revenue the impact of foreign exchange, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses, unusual items, and for the underwriting segment only, an adjustment between written and earned premium.

        The supplemental organic revenue growth information does not affect net income or any other GAAP reported figures. It should be viewed in addition to, not in lieu of, our condensed consolidated statements of income. Industry peers provide similar supplemental information about their revenue performance, although they do not make identical adjustments.

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

        The following table and commentary provide selected consolidated financial information.

(millions) First quarter ended March 31,	2004	2003	Percent Change
Revenue:
Brokerage commissions and fees	$1,800	$1,658	9%
Premiums and other	692	632	9
Investment income	81	79	3

Total consolidated revenue	2,573	2,369	9

Expenses:
General expenses	1,842	1,678	10
Benefits to policyholders	383	345	11
Interest expense	34	28	21
Amortization of intangible assets	14	13	8
Unusual charges—World Trade Center	—	37	(100)

Total expenses	2,273	2,101	8

Income from continuing operations before income tax and minority interest	$300	$268	12%

Pretax margin—continuing operations	11.7%	11.3%

Consolidated Results for First Quarter 2004 Compared to First Quarter 2003

Revenue

        Total revenue in the quarter rose 9% to $2.6 billion. The higher revenue growth is primarily due to:

  •
  favorable impact from foreign exchange rates of $149 million or 6%

  •
  an increase in brokerage commissions and fees primarily reflecting the growth in new business

  •
  an increase in premiums and other, which is primarily related to insurance underwriting operations, and reflects growth in new business.

        The revenue growth is reflective of:

  •
  good results from International and Americas risk management insurance brokerage

  •
  improvement in Americas brokerage due to new business development

  •
  growth in international consulting practices

  •
  strong growth in warranty, credit and property and casualty insurance business.

        Investment income increased by 3% over 2003, and includes related expenses and income or loss on disposals and impairments. This net increase reflects:

  •
  lower impairment write-downs in 2004 of $1 million compared with $28 million last year

  •
  the sale of 1.4 million shares of Endurance common stock in first quarter 2004 which generated a pretax profit of $11 million

  •
  equity earnings from our investment in Endurance common stock, which were $16 million and $7 million for first quarter 2004 and 2003, respectively.

        These positives were offset by:

  •
  a non-cash increase in the fair value of Endurance stock warrants of $4 million in first quarter 2004 compared to $45 million last year

  •
  lower investment income generated by the operating units of $3 million, including $2 million on deposit-type contracts.

Expenses

        Total expenses increased 8% over the same period last year to $2.3 billion. General expenses increased $164 million or 10% primarily reflecting the impact of foreign exchange rates, growth of the businesses, an accelerated process for determining and approving certain discretionary incentive compensation accruals of $43 million to the first quarter from second quarter, and higher defined benefit pension plan costs of approximately $11 million. Benefits to policyholders increased $38 million to $383 million due to new business volume plus a slight shift in business mix to products with higher benefit payout ratios. Interest expense increased $6 million. This increase was principally the result of the adoption of FIN 46 on December 31, 2003 which required the deconsolidation of our trust preferred capital securities, and which was offset by an increase in notes payable. Interest expense on these additional notes payable is $14 million for first quarter 2004. Absent this item, interest expense declined $8 million due principally to a reduction in debt levels. The 2003 results included the impact of an unusual charge of $37 million related to the assignment to a third party of temporary office space secured in Manhattan after the World Trade Center was destroyed.

Income from Continuing Operations Before Income Tax and Minority Interest

        Income from continuing operations before income tax and minority interest increased by $32 million to $300 million for first quarter 2004 from $268 million last year. All segments were negatively impacted by the acceleration of certain discretionary incentive compensation accruals into the first quarter from second quarter. The margin in Risk and Insurance Brokerage Services was also impacted by a decline in investment income. Improvement in the Consulting segment margin was primarily driven by better results in human resource outsourcing, somewhat offset by the acceleration of the discretionary incentive accrual. This business suffered from depressed margins in 2003 but is expected to provide increasingly favorable returns over the life of a large multi-year human resource agreement. The margin decline in Insurance Underwriting was driven by the acceleration of compensation accruals noted above, declines in certain warranty and credit businesses, and lower investment income on deposit-type contracts, partially offset by an overall improvement in investment income returns.

Income Taxes

        The effective tax rate for continuing operations was 36% and 37% for first quarter 2004 and 2003, respectively. The decrease in the rate is primarily attributable to improved tax management. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Income from Continuing Operations

        Income from continuing operations for the first quarter 2004 increased to $192 million ($0.60 per basic and dilutive share) from $160 million ($0.51 per basic and dilutive share) in 2003. After netting the effect of currency hedges, the positive impact of foreign currency translations was approximately $0.08 per share in first quarter 2004 compared to $0.03 per share last year. Dividends paid for the redeemable preferred stock have been deducted from net income to compute income per share.

Discontinued Operations

        The pretax loss from the U.K. claims services discontinued operations for first quarter 2004 was $32 million, $28 million higher than 2003. Included in the current quarter's results are pretax operating losses of $8 million as well as a loss on the disposal of the businesses of $24 million.

        Also included in discontinued operations is pretax income for 2004 of $4 million for a small non-core Consulting subsidiary, which represents the pretax gain on sale of this operation. Last year's results included an operating loss of $1 million.

        First quarter 2003 discontinued operations also included a pretax loss of $7 million related to the December 2003 sale of the auto finance service business. The loss in first quarter 2004 for this business was nominal.

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

        Segment revenue includes investment income, as well as the impact of related derivatives, generated by operating invested assets of that segment. Investment characteristics mirror liability characteristics of the respective segments:

  •
  Our Risk and Insurance Brokerage Services and Consulting businesses invest funds held on behalf of clients and operating funds in short-term obligations.

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

  •
  Our insurance subsidiaries also have invested assets that exceed net policy liabilities, in order to maintain solid claims paying ratings. Income from these investments are reflected in Corporate and Other segment revenues.

        The following table and commentary provide selected financial information on the operating segments.

(millions) First Quarter Ended March 31	2004	2003
Operating segment revenue:(1)
Risk and Insurance Brokerage Services	$1,473	$1,361
Consulting	301	280
Insurance Underwriting	781	709
Income before income tax:
Risk and Insurance Brokerage Services	$243	$234
Consulting	26	21
Insurance Underwriting	53	63
Pretax Margins:
Risk and Insurance Brokerage Services	16.5%	17.2%
Consulting	8.6%	7.5%
Insurance Underwriting	6.8%	8.9%

(1)
Intersegment revenues of $18 million and $12 million were eliminated in first quarter 2004 and 2003, respectively. See note 5 to the condensed consolidated financial statements.

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

        Higher premium rates, or a "hard market," generally result in increased commission revenues. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. However, it is difficult to predict the longevity of the hard market, and the rate of increase in premiums in the property and casualty marketplace has already begun to level off, or in some instances, decline.

        Risk and Insurance Brokerage Services generated approximately 58% of Aon's total operating segment revenues for first quarter 2004. Revenues are generated primarily through:

  •
  commissions and fees paid by insurance and reinsurance companies

  •
  fees paid by clients

  •
  certain other carrier compensation, including compensation paid by insurance companies for services provided

  •
  interest income on funds held on behalf of clients.

        Our revenues vary from quarter to quarter throughout the year as a result of:

  •
  how our clients' policy renewals are timed

  •
  the net effect of new and lost business

  •
  the timing of services provided to our clients

  •
  the income we earn on investments, which is heavily influenced by short-term interest rates.

        With the exception of employee discretionary incentives, expenses generally tend to be more uniform throughout the year.

        Our retail brokerage companies operate in a highly competitive industry and compete with a large number of retail insurance brokerage and agency firms, as well as individual brokers and agents and direct writers of insurance coverage. Specifically, this segment:

  •
  addresses the highly specialized product development and risk management needs of professional groups, insurance companies, service businesses, governments, healthcare providers, commercial organizations and non-profit groups, among others

  •
  provides affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses

  •
  provides wholesale brokerage, managing underwriting and premium finance services to independent agents and brokers as well as corporate clients

  •
  offers claims management, loss cost management services, and various other services to insurance companies and firms with self-insurance programs

  •
  provides actuarial, loss prevention and administrative services to businesses and consumers.

        We review our product revenue results using the following sub-segments:

  •
  Risk Management and Insurance Brokerage—Americas (Brokerage—Americas) encompasses our retail and wholesale brokerage services, affinity products, managing general underwriting, placement and captive management services and premium finance services in North and South America, the Caribbean and Bermuda.

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

Revenue

        First quarter 2004 Risk and Insurance Brokerage Services revenue was $1.5 billion, up 8% on a reported basis over last year. Excluding the effect of foreign exchange rates, revenue rose 1% over last year. Operating revenue, on an organic basis, grew approximately 3% in a very competitive environment.

        Investment income for this segment decreased $5 million or 26% for the first quarter. This decline is partly driven by a decrease in average short-term interest rates.

        This chart details Risk and Insurance Brokerage Services revenue by product sub-segment.

First Quarter Ended March 31	2004	2003	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth
	(millions)
Risk Management and Insurance Brokerage—Americas	$532	$507	5%	1%	—%	—%	4%
Risk Management and Insurance Brokerage—International	633	524	21	13	—	2	6
Reinsurance Brokerage and Related Services	247	242	2	7	—	(4)	(1)
Claims Services	61	88	(31)	1	(24)	2	(10)

Total revenue	$1,473	$1,361	8%	7%	(1)%	(1)%	3%

  •
  Brokerage—Americas revenue improved due to organic growth in most regions including increased new recurring business.

  •
  Brokerage—International revenue increased as a result of a favorable foreign exchange impact and organic growth.

  •
  Reinsurance revenue growth is due to favorable foreign exchange rates. Positive results in U.S. reinsurance driven primarily by new business from existing clients were offset by declining prices, higher risk retention and slower new business growth in the International areas.

  •
  Claims revenue declined as a result of significantly slower growth in the U.S., along with the sale of certain of our U.K. claims services businesses during the quarter.

        This chart details Risk and Insurance Brokerage Services revenue by geographic area.

First Quarter Ended March 31	2004	2003	Percent Change
	(millions)
United States	$578	$566	2%
United Kingdom	242	255	(5)
Continent of Europe	426	348	22
Rest of World	227	192	18

Total revenue	$1,473	$1,361	8%

  •
  U.S. revenue increased slightly in the first quarter as retail brokerage posted positive growth driven primarily by new business development, improvements in new recurring business and favorable pricing over last year. U.S. Reinsurance posted modest growth, driven primarily by new business. These gains were offset by declines in the claims services business.

  •
  U.K. revenues decreased despite the favorable impact of foreign exchange rates. Both the retail and reinsurance sectors declined, primarily as a result of decreased prices, higher risk retention and slower than anticipated growth of new business. In addition, revenue declined due to the sale in first quarter 2004 of one of our U.K. claims services businesses.

  •
  Continent of Europe posted significant gains driven by positive impacts of currency exchange rates and organic revenue growth reflective of new business, especially in France, Germany and The Netherlands.

  •
  Rest of World revenue increased significantly due to the positive impact of currency exchange rates plus increases in market share primarily in the Asian markets (Australia, Hong Kong) and new business initiatives.

Income Before Income Tax

        Pretax income increased $9 million from first quarter 2003 to $243 million. Excluding the effect of foreign exchange rate translation, pretax income declined 10%. Increase in new business initiatives, improvement in the rate of new recurring business, favorable pricing and a $4 million pretax gain on the sale of one of our U.K. claim services businesses were offset by an acceleration of $33 million of certain discretionary incentive expense into the first quarter, a $9 million increase in defined benefit pension expense and a $5 million decline in investment income. We made management changes in late 2003 to improve the financial results of our claims services group, and we are also evaluating various strategic options for the remaining claims businesses. Pretax margins in this segment were 16.5% and 17.2% for first quarter 2004 and 2003, respectively.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. This segment:

  •
  provides a full range of human capital management services, from employee benefits to compensation consulting

  •
  generated 12% of Aon's total operating segment revenue in first quarter 2004.

        Consulting services are delivered to corporate clients through five major practice areas:

  1.
  Employee Benefits advise clients regarding the structure, funding and administration of employee benefit programs which attract, retain and motivate employees.

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

  5.
  Human Resource Outsourcing offers employment processing, performance improvement, benefits administration and other employment-related services.

        Revenues in the Consulting segment are affected by changes in clients' industries, including government regulation, as well as new products and services, the state of the economic cycle, broad trends in employee demographics and the management of large organizations.

Revenue

        First quarter 2004 revenue increased 8% from last year to $301 million. Excluding foreign currency exchange rate translation, the growth rate was 2%. Organic revenue increased by 1%.

        This chart details Consulting revenue by product sub-segment.

First Quarter Ended March 31	2004	2003	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth
	(millions)
Benefits, compensation, management and communications consulting	$225	$209	8%	7%	1%	—%	—%
Human resource outsourcing	76	71	7	4	—	(1)	4

Total revenue	$301	$280	8%	6%	1%	—%	1%

  •
  The increase in benefits, compensation, management and communication consulting revenue was driven by the positive impact of foreign currency exchange rates.

  •
  Human resource outsourcing revenue improvement was primarily due to the growth in Canada.

        This chart details Consulting revenue by geographic area.

First Quarter Ended March 31	2004	2003	Percent Change
	(millions)
United States	$174	$177	(2)%
United Kingdom	52	43	21
Continent of Europe	47	37	27
Rest of World	28	23	22

Total revenue	$301	$280	8%

  •
  U.S. revenue for the quarter declined as slight decreases were reported in all practices.

  •
  U.K., Continent of Europe and Rest of World revenues increased $24 million as the result of favorable currency exchange impacts and organic revenue growth, especially in the U.K. and The Netherlands.

Income Before Income Tax

        Pretax income was $26 million, a 24% increase from last year. In first quarter 2004, pretax margins in this segment were 8.6%, up from 7.5% in 2003. These increases were driven by improvements in human resource outsourcing and international consulting practices. The improvement in outsourcing is attributed to lower salary expense and expected better performance of the large human resource outsourcing contract initiated in mid 2002. These improvements were partially offset by a $2 million acceleration of discretionary incentives from the second to first quarter.

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

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies

  •
  provides the administration of certain extended warranty services on automobiles, electronic goods, personal computers and appliances

  •
  has operations in the United States, Canada, Latin America, Europe and Asia/Pacific

  •
  generated 30% of Aon's total operating segment revenue in first quarter 2004.

        In the accident, health and life operations, we provide an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

        We have:

  •
  developed relationships with select brokers and consultants to reach specific niche markets

  •
  expanded product distribution to include direct response programs, affinity groups and worksite marketing, which has created access to new markets and potential new policyholders

  •
  implemented a "back-to-basics" strategy in 2003, focusing on products and regions with predictable cash flows and the best return on investment

  •
  announced plans in 2003 to place into run-off our accident and health insurance underwriting operations in Latin America.

  •
  transferred the large employer group life and accidental death business to a third party via an indemnity reinsurance agreement

  •
  decided to run-off certain non-core special risk accident and health businesses in the U.K.

        Our warranty and credit subsidiaries in North America, Latin America, Asia/Pacific and Europe provide warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, we provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs.

Revenue

        Written premium and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums.

        Revenue in first quarter 2004 was $781 million, an increase of 10% over the same period in 2003. Excluding the effect of foreign exchange rate translation, revenue rose by 5% for the quarter.

        This chart details Insurance Underwriting revenue by product sub-segment

First Quarter Ended March 31	2004	2003	Percent Change	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth
	(millions)
Accident & health and life	$425	$399	7%	6%	5%	(4)%
Warranty, credit and property & casualty	356	310	15	5	(1)	11

Total revenue	$781	$709	10%	5%	2%	3%

(1)
The difference between written and earned premiums and fees, as a percentage change, was 5% for accident and health, (3)% for warranty, credit and property & casualty and 1% for total revenue.

•
Revenue increased within accident & health and life for the first quarter primarily as the result of positive foreign exchange rates.

•
Growth within warranty, credit and property & casualty was driven by new programs added in the U.S., increases in international credit and warranty programs plus favorable foreign exchange rates.

        This chart details Insurance Underwriting revenue by geographic area.

First Quarter Ended March 31	2004	2003	Percent Change
	(millions)
United States	$512	$488	5%
United Kingdom	132	114	16
Continent of Europe	63	48	31
Rest of World	74	59	25

Total revenue	$781	$709	10%

  •
  U.S. revenue in the first quarter increased primarily as a result of improvements in accident & health and life's core business and lower results in discontinued programs.

  •
  U.K., Continent of Europe and Rest of World all showed significant improvement in first quarter 2004 as compared to the prior year primarily as the result of new credit and warranty programs in addition to positive foreign exchange gains.

        Our Latin America accident and health insurance underwriting operations, our U.S. large employer group life businesses and our U.K. non-core special risk accident and health business generated approximately $10 million of revenue and $1 million of loss in first quarter 2004 compared to $16 million in revenue and $2 million of losses in 2003.

Income Before Income Tax

        For first quarter 2004, pretax income decreased $10 million from the prior year to $53 million. Pretax margins for this segment fell to 6.8% from 8.9%.

        Reasons for the decline in first quarter pretax income and margin included:

  •
  acceleration of a $5 million discretionary incentive compensation expense from second quarter to first quarter

  •
  deterioration of the auto credit results of $4 million due to continuing de-emphasis of some credit products by auto dealerships

  •
  losses related to a European electronic warranty program of $3 million

  •
  $2 million write-off associated with one of the run-off Latin America businesses.

Corporate and Other

        Corporate and Other segment revenue consists primarily of investment income (including income or loss on disposals and other-than-temporary impairment losses), which is not otherwise reflected in the operating segments. This segment includes:

  •
  invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses

  •
  the assets in excess of net policyholder liabilities of the insurance underwriting subsidiaries and related income.

        Corporate and Other segment revenue includes income from Endurance common stock, accounted for on the equity method and changes in the valuation of Endurance warrants. Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through Corporate and Other segment revenue, in accordance with FASB Statement No. 133.

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

        We:

  •
  periodically review securities with material unrealized losses and evaluate them for other-then-temporary impairments.

  •
  analyze various risk factors and determine if any specific asset impairments exist. If we determine there is any specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value.

  •
  review invested assets with material unrealized losses each quarter. (See note 12 to the condensed consolidated financial statements for additional information regarding other-than-temporary impairments.)

        This chart shows the components of Corporate and Other revenue and expenses:

First Quarter Ended March 31	2004	2003	Percent Change
	(millions)
Revenue:
Income from marketable equity securities and other investments:
Income from change in fair value of Endurance warrants	$4	$45	(91)%
Equity earning—Endurance	16	7	129
Other	2	1	100

	22	53	(58)

Limited partnership investments	4	—	N/A
Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	11	—	N/A
Impairment write-downs	(1)	(28)	N/A
Other	—	6	(100)

	10	(22)	N/A

Total Revenue	36	31	16

Expenses:
General expenses	24	16	50
Interest expense	34	28	21
Unusual charges—World Trade Center	—	37	(100)

Total expenses	58	81	(28)

Loss before income tax	$(22)	$(50)	N/A %

Revenue

        Corporate and Other revenue was $36 million in first quarter 2004, an increase of 16% when compared to last year. Impacting first quarter 2004 revenue is income of $4 million from an increase in the value of warrants in Endurance compared to $45 million in the same period last year. Equity earnings from the Endurance common stock investment were $16 million and $7 million for 2004 and 2003, respectively. During first quarter 2004 we sold approximately 1.4 million shares of Endurance stock, which resulted in a pretax gain of approximately $11 million. Revenue was also affected by reduced investment write-downs of $1 million in 2004, compared to $28 million in first quarter 2003.

Loss Before Income Tax

        Corporate and Other expenses were $58 million for first quarter 2004, a decline of $23 million from the comparable period in 2003. General expenses were $24 million in first quarter 2004 versus $16 million last year in part due to the acceleration of a discretionary incentive expense of $3 million from second quarter to first quarter. Interest expense for the period increased $6 million to $34 million. This increase is primarily due to the adoption at December 31, 2003 of FIN 46. As a result of the adoption, we were required to deconsolidate our trust preferred capital securities, which were offset by an increase in notes payable. Interest expense on these notes payable was $14 million for the first quarter. Absent that item, interest expense declined $8 million due principally to a reduction in debt levels.

        The 2003 results included the impact of an unusual charge of $37 million related to the assignment to a third party of temporary office space secured in Manhattan after the World Trade Center was destroyed.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $22 million in the first quarter 2004 versus a loss of $50 million in the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for first quarter 2004 were $802 million.

        The operating cash flow from our insurance subsidiaries of approximately $118 million was not available for general corporate purposes in first quarter 2004. Also included in the $118 million was a $51 million change in operating assets and liabilities of the underwriting segment, net of reinsurance, primarily from unearned premiums and other fees. These funds will be used to satisfy future benefits to policyholders with the remainder being available, after taxes and other income and expense, to dividend to the Aon parent company in future periods.

        In our risk and insurance brokerage and consulting businesses, we collect cash payments from clients that include both premiums (payable to insurance companies for policies they issue) and commissions and fees (payable to us for our brokerage and consulting services). We record the commissions and fees as income and we hold clients' premiums for a short time before remitting them to insurers. The net increase in funds held on behalf of clients since year-end 2003 was approximately $400 million. The change in the balance for these funds is reflected in "Other receivables and liabilities—net" in the condensed consolidated statement of cash flows.

        Available cash flow from operations were used in the quarter to pay cash dividends of $48 million and provide for capital expenditures of $23 million. Acquisitions during the first quarter were negligible. During first quarter 2004, we paid down $92 million in long-term debt and decreased our short-term debt by $47 million.

Financial Condition

        Since year-end 2003, total assets increased $886 million to $27.9 billion.

        Total investments at March 31, 2004 increased $817 million to $8.1 billion from December 31, 2003. The increase is primarily due to an increase in short-term investments of $620 million reflecting higher funds held on behalf of our clients. In addition, fixed maturities increased $175 million during the first quarter to $2.9 billion. The increase was due to market gains and positive cash flows in our underwriting units, along with a change of $43 million related to the adoption of SOP 03-1 in first quarter 2004 (see note 2).

        The following chart details our investments by type at March 31, 2004.

	Amount Shown in Statement of Financial Position	Percentage of Total Investments
	(millions)
Fixed maturities—available for sale:
US government and agencies	$472	6%
States and political subdivisions	91	1
Debt securities of foreign governments not classified as loans	1,288	16
Corporate and asset backed securities	962	12
Public utilities	32	—
Mortgage-backed securities	81	1

Total fixed maturities	2,926	36

Equity securities—available for sale:
Common stocks:
Banks, trusts and insurance companies	1	—
Industrial, miscellaneous and all other	40	1
Non-redeemable preferred stocks	1	—

Total equity securities	42	1

Policy loans	58	1
Other long-term investments
Endurance Common Stock	279	3
Endurance Warrants	84	1
PEPS I Preferred Stock	151	2
Other	166	2

Total other long-term investments	680	8

Short-term investments	4,435	54

TOTAL INVESTMENTS	$8,141	100%

        Risk and Insurance Brokerage Services and Consulting receivables increased $163 million in the first three months of 2004 primarily the result of the timing of cash receipts. Insurance premiums payable increased $716 million over the same period. This increase primarily reflects the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

        Other assets decreased $98 million from December 31, 2003. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes and assets of discontinued operations. The decrease from year-end 2003 is due in part to the adoption of SOP 03-1, which decreased other assets by $56 million.

        Policy liabilities in total, excluding other policyholder funds, increased $189 million, due in part to the adoption of SOP 03-1 in first quarter 2004, which increased policy liabilities by $50 million. The increase was also partially offset by corresponding increases in reinsurance receivables (reflected in other receivables). Other policyholder funds were relatively flat from year-end.

Short-term Borrowings and Notes Payable

        Total debt at March 31, 2004 was $2.0 billion, a decline of $137 million from December 31, 2003. Specifically:

  •
  Notes payable decreased by $91 million compared to year-end 2003, primarily the result of retiring $89 million of outstanding debt securities due in January 2004.

  •
  Short-term debt decreased $46 million, primarily due to a decline in foreign short-term debt as a result of good international cash flows.

        In February 2004 we renewed our $337.5 million, 364-day back-up lines of credit. This agreement will expire in 2005.

        The major rating agencies' ratings of our debt at March 31, 2004 appear in the table below. In late 2003, Standard and Poor's changed its outlook on Aon from stable to negative. Ratings from Moody's Investor Services and Fitch, Inc. are on stable outlook.

	Standard And Poor's	Moody's Investor Services	Fitch, Inc.
Senior long-term debt	A-	Baa2	A-
Commercial paper	A-2	P-2	F-2

Stockholders' Equity

        Stockholders' equity increased $156 million during the first three months 2004 to $4.7 billion, mainly reflecting net income before preferred dividends of $170 million, which was partially offset by dividends paid to stockholders of $48 million.

        Accumulated other comprehensive loss decreased $12 million since December 31, 2003. Net unrealized investment gains rose $40 million during first quarter 2004. Net derivative gains increased $2 million over year-end 2003. Net foreign exchange losses worsened by $30 million because of the strengthening U.S. dollar against certain foreign currencies as compared to the prior year-end.

        At March 31, 2004, stockholders' equity per share was $14.77, up from $14.32 at December 31, 2003, due principally to net income for the quarter. Our total debt and preferred securities as a percentage of total capital was 31% at March 31, 2004 compared to 33% at year-end 2003.

Off Balance Sheet Arrangements

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $90 million for taxes and other business obligations to third parties. We accrue amounts in our condensed consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        We have various contractual obligations that are recorded as liabilities in our condensed consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our condensed consolidated financial statements but are required to be disclosed.

        We use special purpose entities and qualifying special purpose entities (QSPE), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140 and other relevant accounting guidance.

Premium Financing

        Some of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions. Subject to certain limitations, agreements allow us to sell to these conduit vehicles through December 2005. As of March 31, 2004, the maximum commitment contained in these agreements was $2.0 billion.

        Under the agreements, the receivables are sold to the conduits. Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we guarantee. Under the guarantee provisions, our maximum cash requirement was approximately $70 million at March 31, 2004. We intend to renew these conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our condensed consolidated financial statements.

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

        Standard & Poor's Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies must purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. Approximately $7 million of these commitments were funded in the first three months of 2004. As of March 31, 2004, the unfunded commitments amounted to $73 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        Based on the rating agencies' downgrades of Aon's credit rating in October 2002 on Aon's senior debt, credit support agreements were purchased in January 2003 whereby $100 million of cash of one of our underwriting subsidiaries has been pledged as collateral for these commitments. This collateral was reduced to $70 million at March 31, 2004.

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

        In previous years Aon has recognized other than temporary impairment writedowns of $59 million, equal to the original cost of one tranche. The preferred stock interest represents a beneficial interest in securitized limited partnership investments. The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I. Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers the:

  •
  value of the underlying limited partnership investments of PEPS I

  •
  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        This quarterly report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, exchange rates, rating agency actions, resolution of regulatory issues, pension funding, ultimate paid claims may be different from actuarial estimates and actuarial estimates may change over time, changes in commercial property and casualty markets and commercial premium rates, the competitive environment, the actual costs of resolution of contingent liabilities and other loss contingencies, the heightened level of potential errors and omissions liability arising from placements of complex policies and sophisticated reinsurance arrangements in an insurance market in which insurer reserves are under pressure, and the timing and resolution of related insurance and reinsurance issues relating to the events of September 11, 2001.

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

        We are subject to foreign exchange rate risk associated with translating financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the British pound, the Euro, the Canadian dollar, and the Australian dollar. Aon uses over-the-counter (OTC) options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. During the first three months 2004, the weakening U.S. dollar reduced our accumulated other comprehensive loss by $31 million.

        Certain of Aon's foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies that differ from their functional currencies. To reduce the variability of cash flows from these transactions, Aon has entered into foreign exchange forwards and options contracts with settlement dates prior to December 2007.

        The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. The net impact of these fluctuations on Aon's net income was $0.08 per share for the first quarter.

        We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

        The nature of the income of our business is affected by changes in international and domestic short-term interest rates. Aon uses futures contracts, options on futures contracts, interest rate swaps and OTC interest rate options to reduce the price volatility and adjust the duration of its underwriting company's fixed-maturity portfolios. Aon will also use these instruments to hedge the fair value of its fixed-rate notes.

        From time to time we enter into interest rate swap and floor agreements and use exchange-traded futures and options to limit our net exposure to changes in short-term interest rates. A decrease in global short-term interest rates adversely affects Aon's income. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and U.K.

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

ITEM 4. CONTROLS AND PROCEDURES

        Aon's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation (the "Evaluation") of the effectiveness of Aon's disclosure controls and procedures as of March 31, 2004, and have determined that such controls and procedures are designed in such a way to ensure that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There were no changes in Aon's internal controls over financial reporting that were identified during the Evaluation that occurred during Aon's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

Review by Independent Auditors

        The condensed consolidated financial statements at March 31, 2004, and for the three months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent auditors, and their report is included herein.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Stockholders
Aon Corporation

        We have reviewed the accompanying condensed consolidated statement of financial position of Aon Corporation as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated statement of financial position of Aon Corporation as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 10, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP
Chicago, Illinois May 3, 2004

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        See note 13 (Contingencies) to the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—The exhibits filed with this report are listed on the attached Exhibit Index.

  (b)
  Reports on Form 8-K—The Registrant furnished to the Securities and Exchange Commission one Current Report on Form 8-K during the quarter ended March 31, 2004 and one additional Current Report on Form 8-K thereafter.

  (i)
  On February 11, 2004, the Registrant furnished a Current Report on Form 8-K dated February 10, 2004, for the purpose of reporting, under Item 12, its results of operations for the quarter and twelve months ended December 31, 2003.

  (ii)
  On May 4, 2004, the Registrant furnished a Current Report on Form 8-K dated May 3, 2004, for the purpose of reporting, under Item 12, its results of operations for the quarter ended March 31, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation (Registrant)
May 7, 2004	/s/ DAVID P. BOLGER DAVID P. BOLGER EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER (Principal Financial and Accounting Officer)

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
Aon Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
INDEPENDENT ACCOUNTANTS' REVIEW REPORT
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE