Form 10-Q
period 2004-06-30
AON CORP
filed 2004-08-06
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES ☒    NO ☐

        Number of shares of common stock outstanding:

Class	No. Outstanding as of 6-30-04
$1.00 par value Common	315,843,936

Part I
Financial Information
Aon Corporation
Condensed Consolidated Statements of Financial Position

	As of
(millions)	June 30, 2004	Dec. 31, 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$3,075	$2,751
Equity securities at fair value	39	42
Short-term investments	4,077	3,815
Other investments	738	716

Total investments	7,929	7,324
Cash	510	540
Receivables
Risk and insurance brokerage services and consulting	8,874	8,607
Other receivables	1,498	1,504

Total receivables	10,372	10,111
Deferred Policy Acquisition Costs	1,080	1,021
Goodwill (net of accumulated amortization: 2004—$795; 2003—$805)	4,511	4,509
Other Intangible Assets (net of accumulated amortization: 2004—$330; 2003—$300)	166	176
Property and Equipment	745	827
Other Assets	2,457	2,519

TOTAL ASSETS	$27,770	$27,027

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance Premiums Payable	$10,954	$10,368
Policy Liabilities
Future policy benefits	1,520	1,396
Policy and contract claims	1,818	1,609
Unearned and advance premiums and contract fees	2,862	2,869
Other policyholder funds	59	58

Total Policy Liabilities	6,259	5,932
General Liabilities
General expenses	1,331	1,498
Short-term borrowings	58	53
Notes payable	2,000	2,095
Other liabilities	2,401	2,533

TOTAL LIABILITIES	23,003	22,479
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Stockholders' Equity
Common stock—$1 par value	338	336
Paid-in additional capital	2,324	2,283
Accumulated other comprehensive loss	(930)	(861)
Retained earnings	3,925	3,679
Less—Treasury stock at cost	(784)	(784)
Deferred compensation	(156)	(155)

TOTAL STOCKHOLDERS' EQUITY	4,717	4,498

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,770	$27,027

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Second Quarter Ended		Six Months Ended
(millions except per share data)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenue
Brokerage commissions and fees	$1,760	$1,688	$3,552	$3,341
Premiums and other	716	635	1,408	1,267
Investment income	69	89	150	168

Total revenue	2,545	2,412	5,110	4,776

Expenses
General expenses	1,822	1,776	3,657	3,448
Benefits to policyholders	392	325	775	670
Interest expense	35	27	69	55
Amortization of intangible assets	15	15	29	28
Unusual charges—World Trade Center	—	9	—	46

Total expenses	2,264	2,152	4,530	4,247

Income from continuing operations before income tax and minority interest	281	260	580	529
Provision for income tax	101	96	209	195

Income from continuing operations before minority interest	180	164	371	334
Minority interest—8.205% trust preferred capital securities	—	(9)	—	(18)

Income from continuing operations	180	155	371	316

Discontinued operations
Loss from discontinued operations	(9)	(15)	(36)	(28)
Income tax benefit	(2)	(6)	(8)	(10)

Loss from discontinued operations, net of tax	(7)	(9)	(28)	(18)

Net income	$173	$146	$343	$298

Preferred stock dividends	—	—	(1)	(1)

Net income available for common stockholders	$173	$146	$342	$297

Basic net income per share
Income from continuing operations	$0.56	$0.49	$1.16	$1.00
Discontinued operations	(0.02)	(0.03)	(0.09)	(0.06)

Net income	$0.54	$0.46	$1.07	$0.94

Dilutive net income per share
Income from continuing operations	$0.54	$0.49	$1.13	$1.00
Discontinued operations	(0.02)	(0.03)	(0.09)	(0.06)

Net income	$0.52	$0.46	$1.04	$0.94

Cash dividends per share paid on common stock	$0.15	$0.15	$0.30	$0.30

Dilutive average common and common equivalent shares outstanding	337.1	318.2	329.2	316.7

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(millions)	June 30, 2004	June 30, 2003
Cash Flows from Operating Activities:
Net income	$343	$298
Adjustments to reconcile net income to cash provided by operating activities
Loss on sale of discontinued operations	20	—
Insurance operating assets and liabilities, net of reinsurance	148	19
Amortization of intangible assets	29	28
Depreciation and amortization of property, equipment and software	126	119
Income taxes	34	15
Special and unusual charges and purchase accounting liabilities	(7)	(2)
Valuation changes on investments, income on disposals and impairments	(48)	(68)
Other receivables and liabilities—net	41	340

Cash Provided by Operating Activities	686	749

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	74	121
Calls and prepayments	43	42
Sales	407	939
Equity securities	3	22
Other investments	47	(3)
Purchase of investments
Fixed maturities	(777)	(1,370)
Equity securities	(7)	(1)
Other investments	—	—
Short-term investments—net	(255)	(206)
Acquisition of subsidiaries	(53)	(41)
Proceeds from sale of operations	12	30
Property and equipment and other—net	(41)	(105)

Cash Used by Investing Activities	(547)	(572)

Cash Flows from Financing Activities:
Issuance of common stock	14	—
Treasury stock transactions—net	—	(6)
Issuance of short-term borrowings—net	4	144
Issuance of long-term debt	3	119
Repayment of long-term debt	(96)	(303)
Interest sensitive, annuity and investment-type contracts—withdrawals	—	(57)
Cash dividends to stockholders	(96)	(95)

Cash Used in Financing Activities	(171)	(198)

Effect of Exchange Rate Changes on Cash	2	7

Decrease in Cash	(30)	(14)
Cash at Beginning of Period	540	484

Cash at End of Period	$510	$470

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.    Statement of Accounting Principles

        The financial results included in this report are stated in conformity with U.S. generally accepted accounting principles and are unaudited but include all normal recurring adjustments which the Registrant (Aon) considers necessary for a fair presentation of the results for such periods. These interim figures are not necessarily indicative of results for a full year as further discussed below.

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

  Stock Compensation Plans

        Aon applies Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock option plan as the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense has been recognized for stock awards based on the vesting period and the market price at the date of the award.

        The following table illustrates the effect on net income and earnings per share if Aon had applied the fair value recognition provision of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Second quarter ended June 30,		Six months ended June 30,
(millions except per share data)
	2004	2003	2004	2003
Net income, as reported	$173	$146	$343	$298
Add: Stock based employee compensation expense included in reported net income, net of related tax effects	6	7	14	12
Deduct: Total stock-based compensation expense determined under fair value based method for all awards and options, net of related tax effects	10	13	21	25

Pro forma net income	$169	$140	$336	$285

Net income per share:
Basic
As reported	$0.54	$0.46	$1.07	$0.94
Pro forma	$0.53	$0.44	$1.05	$0.90
Dilutive
As reported	$0.52	$0.46	$1.04	$0.94
Pro forma	$0.51	$0.44	$1.02	$0.90

        The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in FASB Statement No. 123 has not been applied to options and awards granted prior to January 1995.

  Endurance Warrants and Common Stock Investment

        In December 2001, Aon's underwriting subsidiaries invested $227 million in Endurance Specialty Holdings, Ltd. (Endurance), formerly known as Endurance Specialty Insurance Ltd., a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. The investment in Endurance is carried under the equity method, and is included in Other Investments in the Condensed Consolidated Statements of Financial Position. As of June 30, 2004 and December 31, 2003, the carrying value of Aon's common stock investment in Endurance was $284 million and $298 million, representing approximately 9.9 million and 11.3 million shares, respectively. During first quarter 2004, Aon sold approximately 1.4 million shares of Endurance stock which resulted in a pretax gain of approximately $11 million.

        In conjunction with the initial 2001 common stock investment, Aon's underwriting subsidiaries also received 4.1 million stock purchase warrants which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis. Through December 31, 2002, these warrants had been carried at zero value, which approximated their original cost. In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. With the assistance of an independent third party, Aon has valued the warrants using the Black-Scholes pricing methodology and determined the warrants had a fair value of approximately $84 million, $80 million and $66 million as June 30, 2004, December 31, 2003 and June 30, 2003, respectively. The increase in value of the warrants was $0 million and $21 million for the second quarters ended June 30, 2004 and 2003, respectively, and $4 million and $66 million for the first six months ended June 30, 2004 and 2003, respectively.

        The valuation assumptions used in the model were as follows:

	June 30, 2004	December 31, 2003	June 30, 2003
• Maturity (in years)	7.46	7.96	8.46
• Spot Price	$29.71	$30.50	$27.52
• Risk Free Interest Rate	5.04%	4.50%	3.74%
• Dividend Yield	0.00%	0.00%	0.00%
• Volatility	20%	24%	27%
• Exercise Price	$13.20	$15.96	$17.28

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

        The increase in value was recognized as investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at June 30, 2004 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

2.    Accounting and Disclosure Changes

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

        Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust based on the provisions of FIN 46 on December 31, 2003. Prior to the deconsolidation of Aon Capital A, after-tax interest incurred on the Capital Securities was reported as minority interest in the condensed consolidated statements of income. Beginning first quarter 2004, interest expense on the notes payable is reported as part of interest expense in the condensed consolidated statements of income. There was no effect on net income or consolidated stockholders' equity as a result of this deconsolidation. Prior periods were not restated.

        In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pension and Other Postretirement Benefits. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition provisions of FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions.

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

        In July 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. SOP 03-1 may not be applied retroactively to prior years' financial statements, and initial application should be as of the beginning of an entity's fiscal year. Aon adopted SOP 03-1 as of January 1, 2004. The adoption of SOP 03-1 did not have a significant impact on the results of operations or equity of the Company, but did affect the classification and presentation of certain balance sheet items. At June 30, 2004, other assets decreased by $54 million, which was offset by an increase in fixed maturities of $42 million, short-term investments of $6 million, other investments of $5 million and other receivables of $1 million. Correspondingly, the related $54 million of other liabilities declined by $49 million, offset by an increase in future policy benefits of $49 million.

3.    Income Per Share

        Income per share is calculated as follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions except per share data)
	2004	2003	2004	2003
Basic net income:
Income from continuing operations	$180	$155	$371	$316
Loss from discontinued operations, net of tax	(7)	(9)	(28)	(18)

Net income	173	146	343	298
Redeemable preferred stock dividends	—	—	(1)	(1)

Net income for basic per share calculation	$173	$146	$342	$297

Dilutive net income:
Income from continuing operations	$180	$155	$371	$316
Loss from discontinued operations, net of tax	(7)	(9)	(28)	(18)

Net income	173	146	343	298
After-tax interest expense-convertible debt securities	2	—	2	—
Redeemable preferred stock dividends	—	—	(1)	(1)

Net income for diluted per share calculation	$175	$146	$344	$297

Basic shares outstanding	319	316	319	316
Effect of convertible debt securities	14	—	7	—
Common stock equivalents	4	2	3	1

Dilutive potential common shares	337	318	329	317

Basic net income per share:
Income from continuing operations	$0.56	$0.49	$1.16	$1.00
Discontinued operations	(0.02)	(0.03)	(0.09)	(0.06)

Net income	$0.54	$0.46	$1.07	$0.94

Dilutive net income per share:
Income from continuing operations	$0.54	$0.49	$1.13	$1.00
Discontinued operations	(0.02)	(0.03)	(0.09)	(0.06)

Net income	$0.52	$0.46	$1.04	$0.94

        Certain common stock equivalents related to options were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares. The number of options excluded from the quarterly calculation was 17 million and 18 million at June 30, 2004 and 2003, respectively. For six months ended June 30, 2004 and 2003, the number of options excluded was 17 million and 24 million, respectively.

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

        During first quarter 2004, the closing price of Aon's common stock exceeded the 120% threshold for more than 20 of the last 30 trading days in the quarter. Therefore, these shares have been included in the computation of diluted net income per share for second quarter and first six months 2004. After-tax interest expense on the debt securities has been added back to income from continuing operations for the same periods.

        During second quarter 2004, the closing price of Aon's common stock exceeded the 120% threshold for more than 20 of the last 30 trading days in the quarter. As a result, the debt securities will be convertible at the option of the holder at any time during the quarter ended September 30, 2004.

4.    Comprehensive Income

        The components of comprehensive income, net of related tax, for second quarter ended June 30, 2004 and 2003 are as follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)
	2004	2003	2004	2003
Net income	$173	$146	$343	$298
Net derivative gains (losses)	(12)	9	(10)	3
Net unrealized investment gains (losses)	(50)	25	(10)	28
Net foreign exchange gains (losses)	(19)	98	(49)	137

Comprehensive income	$92	$278	$274	$466

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions)	June 30, 2004	December 31, 2003
Net derivative gains	$40	$50
Net unrealized investment gains	10	20
Net foreign exchange translation	(74)	(25)
Net additional minimum pension liability	(906)	(906)

Accumulated other comprehensive loss	$(930)	$(861)

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

        Revenue from continuing operations for Aon's segments follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)
	2004	2003	2004	2003
Risk and Insurance Brokerage Services	$1,433	$1,404	$2,898	$2,760
Consulting	305	292	606	572
Insurance Underwriting	805	692	1,586	1,401
Corporate and Other	18	40	54	71
Intersegment revenues	(16)	(16)	(34)	(28)

Total revenue	$2,545	$2,412	$5,110	$4,776

        Aon's operating segments' geographic revenue and income before income tax follows:

	Risk and Insurance Brokerage Services				Insurance Underwriting
			Consulting
Second quarter ended June 30: (millions)
	2004	2003	2004	2003	2004	2003
Revenue
United States	$616	$625	$191	$189	$542	$489
United Kingdom	255	276	50	45	123	88
Continent of Europe	299	265	35	32	65	52
Rest of World	263	238	29	26	75	63

Total revenue	$1,433	$1,404	$305	$292	$805	$692

Income before income tax	$212	$180	$28	$22	$73	$64

	Risk and Insurance Brokerage Services				Insurance Underwriting
			Consulting
Six months ended June 30: (millions)
	2004	2003	2004	2003	2004	2003
Revenue
United States	$1,194	$1,191	$365	$366	$1,054	$977
United Kingdom	489	526	102	88	255	202
Continent of Europe	725	613	82	69	128	100
Rest of World	490	430	57	49	149	122

Total revenue	$2,898	$2,760	$606	$572	$1,586	$1,401

Income before income tax	$454	$415	$54	$43	$126	$127

        Selected information for Aon's Corporate and Other segment follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)
	2004	2003	2004	2003
Revenue:
Income from marketable equity securities and other investments:
Income from change in fair value Endurance warrants	$—	$21	$4	$66
Equity earnings—Endurance	18	13	34	20
Other	3	2	5	3

	21	36	43	89

Limited partnership investments	2	—	6	—

Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	—	—	11	—
Impairment write-downs	(1)	(5)	(2)	(33)
Other	(4)	9	(4)	15

	(5)	4	5	(18)

Total revenue	18	40	54	71

Expenses:
General expenses	15	10	39	26
Interest expense(1)	35	27	69	55
Unusual charges—World Trade Center	—	9	—	46

Total expenses	50	46	108	127

Loss before income tax	$(32)	$(6)	$(54)	$(56)

(1)
Upon the adoption of FIN 46 on December 31, 2003, Aon was required to deconsolidate its trust preferred capital securities, which was offset by an increase in notes payable. Interest expense for the second quarter and six months ended June 30, 2004 includes $15 million and $29 million, respectively, on these notes payable.

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

        The changes in the net carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2003	$3,886	$381	$242	$4,509
Goodwill acquired	35	—	—	35
Goodwill related to divestitures	(7)	(5)	—	(12)
Intersegment transfers	4	(4)	—	—
Foreign currency revaluation	(21)	(1)	1	(21)

Balance as of June 30, 2004	$3,897	$371	$243	$4,511

        Intangible assets are classified into three categories:

  •
  "Customer Related and Contract Based" includes client lists as well as non-compete covenants;

  •
  "Present Value of Future Profits" represents the future profits of purchased books of business of the insurance underwriting subsidiaries; and

  •
  "Marketing, Technology and Other" are all other purchased intangibles not included in the preceding categories.

        Amortizable intangible assets by asset class follow:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of June 30, 2004
Gross carrying amount	$222	$87	$187	$496
Accumulated amortization	171	61	98	330

Net carrying amount	$51	$26	$89	$166

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of December 31, 2003
Gross carrying amount	$223	$87	$166	$476
Accumulated amortization	163	50	87	300

Net carrying amount	$60	$37	$79	$176

        Amortization expense for intangible assets for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $54 million, $49 million, $39 million, $17 million and $12 million, respectively.

7.    Business Combinations

        For second quarter and first six months 2004, Aon made payments of $2 million and $5 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

        Aon has remaining liabilities of $36 million for lease abandonments and other exit costs related to prior acquisitions which are being paid out over several years as planned.

        The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2002	$51
Cash payments in 2003	(14)
Cash payments in 2004	(5)
Foreign currency revaluation	4

Balance at June 30, 2004	$36

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

        For second quarter and first six months 2004, Aon made payments of $0 million and $1 million respectively, related to the business transformation plan.

        The following table sets forth recent activity related to the liability for termination benefits and other costs to exit an activity:

(millions)	Termination Benefits	Other Costs to Exit an Activity	Total
Balance at December 31, 2002	$27	$1	$28
Cash payments in 2003	(16)	(1)	(17)
Cash payments in 2004	(1)	—	(1)

Balance at June 30, 2004	$10	$—	$10

        All of Aon's unpaid liabilities relating to the business transformation plan are reflected in general expense liabilities in the condensed consolidated statements of financial position. Termination benefits of $5 million and $3 million are expected to be paid in the remainder of 2004 and 2005, respectively, with the remainder payable thereafter.

9.    Capital Stock

        During the first six months 2004, Aon issued 1,388,000 shares of common stock for employee benefit plans and 406,000 shares in connection with the employee stock purchase plan. There were 22.4 million shares of common stock held in treasury at June 30, 2004, of which all but 32,000 shares are restricted as to their reissuance.

10.    Discontinued Operations

  U.K. Claims and Reinsurance Businesses

        In second quarter 2004, Aon decided to sell its U.K. reinsurance brokerage runoff unit included in the Risk and Insurance Brokerage Services segment. This operation was sold in early third quarter 2004 for a nominal pretax gain, which will be recognized in third quarter 2004. In first quarter 2004, Aon decided to sell certain of its U.K. claims services businesses included in that Risk and Insurance Brokerage Services segment. The sale of all but one business was completed during that quarter. Aon reached an agreement to sell this remaining business in early second quarter 2004. The operating results of all these businesses are classified as discontinued operations, and prior year's operating results have been reclassified to discontinued operations, as follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)
	2004	2003	2004	2003
Revenues	$9	$20	$29	$38

Pretax loss:
Operations	$(9)	$(5)	$(16)	$(10)
Revaluation	—	—	(24)	—

Total	$(9)	$(5)	$(40)	$(10)

After-tax loss:
Operations	$(7)	$(3)	$(11)	$(7)
Revaluation	—	—	(17)	—

Total	$(7)	$(3)	$(28)	$(7)

  Consulting Business

        Also in first quarter 2004, Aon sold a non-core Consulting subsidiary. Included in the loss from discontinued operations in first six months 2004 was a gain on sale of this business of $4 million ($0 million after-tax). For second quarter and first six months 2003, revenues attributable to that unit, reclassified to discontinued operations, were $2 million and $4 million, respectively, with a pretax operating loss of $1 million ($0 million after-tax) and $2 million ($1 million after-tax), respectively.

  Automotive Finance Servicing Business

        In third quarter 2003, Aon decided to sell its automobile finance servicing business, which has been in run-off since first quarter 2001. The sale was completed in fourth quarter 2003. Operating results from prior periods attributable to this unit have been reclassified as discontinued operations. Revenue of this business was $4 million and $8 million for second quarter and first six months 2003, respectively, with a pretax loss of $9 million ($6 million after-tax) and $16 million ($10 million after-tax), respectively. In first quarter 2004, this business had a nominal pretax loss.

        The assets and liabilities of the above discontinued operations are immaterial to the condensed consolidated statements of financial position at both June 30, 2004 and December 31, 2003.

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

        As of June 30, 2004, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. Such liabilities amounted to $19 million, net of reinsurance recoverables and other assets of $84 million.

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

11.    Net Periodic Benefit Cost

        The following table provides the components of net periodic benefit cost for Aon's U.S. plans:

	Pension Benefits		Other Benefits
Second quarter ended June 30: (millions)
	2004	2003	2004	2003
Service cost	$18	$13	$1	$1
Interest cost	22	19	1	1
Expected return on plan assets	(23)	(19)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Amortization of net loss	6	3	(1)	—

Net periodic benefit cost	$22	$15	$1	$2

	Pension Benefits		Other Benefits
Six months ended June 30: (millions)
	2004	2003	2004	2003
Service cost	$33	$26	$2	$2
Interest cost	43	38	2	2
Expected return on plan assets	(46)	(38)	—	—
Amortization of prior service cost	(1)	(1)	—	—
Amortization of net loss	11	5	(1)	—

Net periodic benefit cost	$40	$30	$3	$4

        The following table provides the components of net periodic benefit costs for Aon's material international pension plans, which are located in the U.K. and The Netherlands:

	Pension Benefits
	Second quarter ended June 30,		Six months ended June 30,
(millions)
	2004	2003	2004	2003
Service cost	$16	$13	$32	$26
Interest cost	46	40	92	78
Expected return on plan assets	(41)	(35)	(82)	(69)
Amortization of net loss	17	15	35	30

Net periodic benefit cost	$38	$33	$77	$65

  Employer Contribution

        Aon previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $28 million in 2004 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $8 million to fund other postretirement benefit plans. As of June 30, 2004, contributions of $1 million have been made to the U.S. pension plans and $4 million to other postretirement benefit plans. Due to a change in U.S. pension legislation, Aon currently expects to contribute a minimum of $3 million in 2004 to its U.S. pension plans.

        Aon previously disclosed in its 2003 financial statements that, based on current rules and assumptions, it expected to contribute $195 million in 2004 to its major defined benefit pension plans including $167 million for its major international defined benefit pension plans. Based on current rules and assumptions, Aon now plans to contribute $164 million to its major international defined pension plans during 2004. As of June 30, 2004, $92 million has been contributed.

12.    Other-Than-Temporary Impairments

        The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $2 million) as of June 30, 2004.

	Investment Grade
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total
FIXED MATURITIES
U.S. Government & Agencies
# of positions	33	1	—	34
Fair Value	$364	$14	$—	$378
Amortized Cost	370	14	—	384
Unrealized Loss	(6)	—	—	(6)
States & Political Subdivisions
# of positions	31	—	1	32
Fair Value	$102	$—	$1	$103
Amortized Cost	104	—	1	105
Unrealized Loss	(2)	—	—	(2)
Foreign Government
# of positions	68	6	8	82
Fair Value	$573	$156	$92	$821
Amortized Cost	581	161	97	839
Unrealized Loss	(8)	(5)	(5)	(18)
Corporate & Asset Backed
# of positions	217	7	81	305
Fair Value	$479	$21	$183	$683
Amortized Cost	488	22	192	702
Unrealized Loss	(9)	(1)	(9)	(19)
Mortgage Backed
# of positions	115	3	4	122
Fair Value	$105	$9	$11	$125
Amortized Cost	106	9	12	127
Unrealized Loss	(1)	—	(1)	(2)
TOTAL FIXED MATURITIES
# of positions	464	17	94	575
Fair Value	$1,623	$200	$287	$2,110
Amortized Cost	1,649	206	302	2,157
Unrealized Loss	(26)	(6)	(15)	(47)
% of Total Unrealized Loss	55%	13%	32%	100%

        For categorization purposes, Aon considers any rating of Baa or higher by Moody's Investor Services or equivalent rating agency to be investment grade. Aon has no fixed maturities below investment grade with an unrealized loss.

        Aon's fixed-maturity portfolio in total had a $47 million gross unrealized loss at June 30, 2004, excluding $2 million related to deferred amortizable derivative losses, and is subject to interest rate, market, and credit risks.

        No single position had an unrealized loss greater than $2 million. With a carrying value of over $3.1 billion at June 30, 2004, our total fixed-maturity portfolio is approximately 97% investment grade based on market value. Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of "Aa" based on amortized cost. Aon's non publicly-traded fixed maturity portfolio had a carrying value of $262 million, including $115 million in notes received from Private Equity Partnership Structures I, LLC, (PEPS I) on December 31, 2001 related to the securitization of limited partnerships and $81 million in notes issued by PEPS I to Aon during 2004, 2003 and 2002. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        Aon's equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had no gross unrealized loss at June 30, 2004, and is subject to interest rate, market, credit, illiquidity, concentration and operation performance risks.

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

        Aon reviews invested assets with material unrealized losses each quarter. Please see note 7 to Aon's 2003 Annual Report on Form 10-K for further information.

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

        As previously reported, a reinsurance brokerage subsidiary of Aon has been named in a total of six lawsuits relating to a worker's compensation reinsurance pool known as the Unicover Occupational Accident Reinsurance Pool ("Unicover Pool"). The Unicover Pool was managed by Unicover Managers, Inc. ("Unicover"). Along with another broker, Aon's reinsurance brokerage subsidiary procured certain retrocessional cover for the Unicover Pool, and was also involved in arranging further retrocessional protections for certain Unicover retrocessionaires. In one suit, Allianz Life Insurance Company of North America, Inc. ("Allianz") claims that the reinsurance it issued should be rescinded or that it should be awarded damages based on alleged fraudulent misrepresentation by the carriers through their agents, including Aon's subsidiary. In the five other suits, four of which are pending in the U.S. District Court for the District of New Jersey and one of which is pending in New Jersey state court, several participants in the Unicover Pool seek from Aon compensatory and punitive damages for the alleged failure of the retrocessional coverage, alleged breaches of contract, alleged breaches of the duty of good faith, various alleged torts, and an alleged conspiracy with Unicover. All of these cases are currently stayed pending arbitration proceedings to which Aon is not a party. On July 16, 2004, Aon entered into a settlement agreement with Unicover Pool members Phoenix Life Insurance Co., Gen Re Life Corp., Lincoln National Life Insurance Co., Swiss Re Life and Health America, Inc., and Connecticut General Life Insurance Co. providing for the release of all of their claims and the dismissal of the New Jersey litigation in exchange for an amount that will have no impact on Aon's third quarter 2004 income statement and is not material to Aon's cash flow.

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

        In third quarter 2003, Aon and attorneys representing plaintiffs in the purported shareholder and derivative actions agreed to settle all of these actions. Under the settlement, Aon will pay a total of $7.25 million and take certain steps relating to Aon's corporate governance, some of which had already been undertaken by Aon. The court granted final approval of the settlement on July 27, 2004, and thus the settlement is final, subject to any appeals that may be filed.

        In December 2001, Radmanovich v. Combined Insurance Company of America (CICA), a putative class action lawsuit seeking compensatory and punitive damages from CICA, was filed on behalf of former and current employees of CICA in the U.S. District Court for the Northern District of Illinois. The action alleges discrimination against women in hiring, training and promotion and in tolerating a hostile work environment. The lawsuit seeks to recover damages for the plaintiff and for all women who worked for CICA since April 1, 1999. In March 2002, a second putative class action lawsuit, Palmer v. Combined, was filed against CICA in the same court, making similar allegations but seeking injunctive and punitive damages on behalf of a putative class of current CICA employees. On June 26, 2003, the Court in Radmanovichdenied plaintiffs' motion for class certification, after which a number of the putative class members filed individual lawsuits in the same court. On September 2, 2003, the Court in Palmer granted plaintiffs' motion for class certification for injunctive and punitive damages.

        In August 2004, the parties to these lawsuits agreed to a settlement of these matters. The settlement calls for Aon to pay a total of $8.5 million and to put in place certain agreed measures. The settlement is subject to a process that includes preliminary approval, notice to class members and final court approval. Aon has fully reserved the expected costs of a settlement and estimated remaining litigation costs.

        On April 21, 2004, Aon received a subpoena from the Office of the Attorney General of New York calling for the production of documents relating to Placement Service Agreements, Market Service Agreements and similar agreements under which insurance carriers pay compensation to Aon beyond standard commissions. The New York Department of Insurance has also requested information regarding such agreements. Compensation agreements between insurance companies and brokers are longstanding, common, and well-known practices within the insurance industry. Aon discloses such arrangements in fee agreements with clients, in invoices to clients, and on its web site. Both of these inquiries are at the preliminary stages, and their outcomes cannot be predicted. Aon is fully cooperating with both of these inquiries. Such agreements are also the subject of a putative class action styled Daniel v. Affinity, which has been pending in the Circuit Court of Cook County, Illinois since August 1999. On July 28, 2004, the Court granted plaintiff's motion for class certification. Aon believes it has meritorious defenses, and intends to vigorously defend itself against these claims.

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

14.    Subsequent Event

        In third quarter 2004, Aon reached an agreement in principle to sell a majority interest in its Cambridge Integrated Services claims business. The business comprises less than 1% of Aon's total assets and liabilities at June 30, 2004.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        This Management's Discussion and Analysis is divided into five sections. First, key recent events are described that affected our financial results during the first six months 2004. We then review our consolidated results and segments with quarter and year-to-date comparisons to last year. Next, we cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements. The final section addresses the factors that can influence future results.

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
    Short-term Borrowings and Notes Payable
    Stockholders' Equity
    Off Balance Sheet Arrangements

  INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

Discontinued Operations

        In second quarter 2004, Aon decided to sell its U.K. reinsurance brokerage runoff unit included in the Risk and Insurance Brokerage Services segment. This operation was sold in early third quarter 2004 for a nominal pretax gain, which will be recognized in third quarter 2004. In addition, in first quarter 2004, Aon decided to sell certain of its U.K. claims services businesses included in the Risk and Insurance Brokerage Services segment.

        The sale of all but one business was completed during that quarter, with the remaining business sold in early second quarter 2004. The operating results of all these businesses are classified as discontinued operations, and prior year's operating results have been reclassified to discontinued operations as follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)
	2004	2003	2004	2003
Revenues	$9	$20	$29	$38

Pretax loss:
Operations	$(9)	$(5)	$(16)	$(10)
Revaluation	—	—	(24)	—

Total	$(9)	$(5)	$(40)	$(10)

After-tax loss:
Operations	$(7)	$(3)	$(11)	$(7)
Revaluation	—	—	(17)	—

Total	$(7)	$(3)	$(28)	$(7)

        Also in early first quarter 2004, Aon sold a non-core Consulting subsidiary. Included in the loss from discontinued operations in first six months 2004 was a gain on sale of this business of $4 million ($0 million after-tax). For second quarter and first six months 2003, revenues attributable to that unit, reclassified to discontinued operations, were $2 million and $4 million, respectively, with a pretax operating loss of $1 million ($0 million after-tax) and $2 million ($1 million after-tax), respectively.

        Certain amounts in prior year's condensed consolidated financial statements relating to segments and discontinued operations have been reclassified to conform to the 2004 presentation.

Endurance Warrants and Common Stock Investment

        In December 2001, Aon, primarily through its underwriting subsidiaries, invested $227 million in Endurance Specialty Holdings, Ltd., (Endurance) formerly known as Endurance Specialty Insurance Ltd., a Bermuda-based insurance and reinsurance company formed to provide additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. As of June 30, 2004 and December 31, 2003, the carrying value of our common stock investment in Endurance was $284 million and $298 million, representing approximately 9.9 million and 11.3 million shares, respectively. During first quarter 2004, we sold approximately 1.4 million shares of Endurance stock for a pretax gain of $11 million, which was reflected in investment income in the Corporate and Other segment.

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

        Through December 31, 2002, these warrants had been carried at zero value, which approximated their original cost. In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. We determined that the warrants had a fair value of approximately $84 million, $80 million and $66 million as of June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

        This increase in value was recognized in investment income in the Corporate and Other segment. The future value of the warrants may vary considerably from the value at June 30, 2004 given the inherent volatility of the underlying shares, as well as the passage of time, and changes in other factors used in the valuation model. (See note 1 to the condensed consolidated financial statements for additional information related to the valuation of the warrants.)

Run-off of Certain Operations

        We are pursuing a "back-to-basics" strategy in the accident and health insurance business, focusing on core products and regions. In February 2003, we announced that we would be placing our accident and health insurance underwriting operations in Mexico, Argentina and Brazil in run-off. These lines of business generated less than $1 million of revenue and approximately $1 million of pretax loss in second quarter 2004, compared to $4 million of revenue and $2 million of pretax loss in the same period last year. Year-to-date 2004 revenues generated were $2 million, along with $3 million of pretax losses, compared to $8 million of revenues and pretax losses of $4 million during the prior year.

        Also in 2003, we decided to run-off certain non-core special risk accident and health business in the United Kingdom. For first six months 2004, this business generated $14 million of revenues with $5 million of pretax profit, versus no revenue and pretax income in 2003, as management believed as of June 30, 2003 that the business had been ceded to a third party via a reinsurance contract effective January 1, 2003. This contract was reversed in third quarter 2003, which required us to reinstate nine months of activity in third quarter 2003. At that time, it was decided to run off the business.

        We continue to evaluate strategic options with our portfolio of other non-core businesses. We have an agreement in principle to sell a majority interest in our Cambridge Integrated Services claims business.

REVIEW OF CONSOLIDATED RESULTS

General

        In the discussion of operating results, we sometimes refer to supplemental information extracted from consolidated financial information which is not required to be presented in the financial statements by U.S. generally accepted accounting principles (GAAP).

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

        Aon has offices in over 120 countries and sovereignties. Movement of foreign exchange rates in comparison to the U.S. dollar may be significant and will distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, management has isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis for revenue, and has disclosed the effect on earnings per share. Reporting on this basis gives financial statement users more meaningful information about our operations.

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

        The following table and commentary provide selected consolidated financial information.

	Second quarter ended			Six months ended
(millions)	June 30, 2004	June 30, 2003	Percent Change	June 30, 2004	June 30, 2003	Percent Change
Revenue:
Brokerage commissions and fees	$1,760	$1,688	4%	$3,552	$3,341	6%
Premiums and other	716	635	13	1,408	1,267	11
Investment income	69	89	(22)	150	168	(11)

Total consolidated revenue	2,545	2,412	6	5,110	4,776	7

Expenses:
General expenses	1,822	1,776	3	3,657	3,448	6
Benefits to policyholders	392	325	21	775	670	16
Interest expense	35	27	30	69	55	25
Amortization of intangible assets	15	15	—	29	28	4
Unusual charges-World Trade Center	—	9	(100)	—	46	(100)

Total expenses	2,264	2,152	5	4,530	4,247	7

Income from continuing operations before income tax and minority interest	$281	$260	8%	$580	$529	10%

Pretax margin-continuing operations	11.0%	10.8%		11.4%	11.1%

Consolidated Results

Revenue

        Total revenue in the quarter rose 6% to $2.5 billion, and increased 7% in the first six months to $5.1 billion. The higher revenue growth for both periods is primarily due to:

  •
  a favorable impact from foreign exchange rates of $75 million or 3% for the quarter and $224 million or 5% year-to-date

  •
  an increase in brokerage commissions and fees reflecting improvement in underwriting commissions and fees

  •
  an increase in premiums and other, which is primarily related to insurance underwriting operations, and reflects increased retention business, a review of a reinsurance program for a specialty accident and health line that is now being accounted for under deposit accounting and revenue from a non-core special risk business in the U.K. that was ceded to a third party in second quarter 2003 and later reversed in third quarter 2003.

        The revenue growth is reflective of:

  •
  modest increases from International and Americas risk management insurance brokerage

  •
  strong growth in warranty, credit and property and casualty insurance business.

        Investment income includes related expenses and income or loss on disposals and impairments. Investment income decreased $20 million and $18 million from second quarter and first six months

2003, respectively. The decline for both periods reflects a much smaller non-cash increase in the fair value of Endurance stock warrants in 2004 compared to last year.

        Partially offsetting this decline were lower impairment write-downs in 2004. The year-to-date variance was also impacted by the sale of 1.4 million shares of Endurance common stock in first quarter 2004 which generated a pretax profit of $11 million.

Expenses

        For second quarter 2004, total expenses increased 5% over the same period last year to $2.3 billion. General expenses increased $46 million or 3% primarily reflecting the impact of foreign exchange rates, growth of the businesses, and higher defined benefit pension plan costs of approximately $12 million. Partially offsetting this increase was the timing of determining and approving discretionary incentive compensation accruals between years, which amounted to $43 million. In 2003, certain incentive expenses were recognized in the second quarter, while in 2004, these costs were incurred in the first quarter. Benefits to policyholders increased $67 million to $392 million due to new business volume plus a slight shift in business mix to products with higher benefit payout ratios. Interest expense increased $8 million. This increase was principally the result of the adoption of FIN 46 on December 31, 2003 which required the deconsolidation of our trust preferred capital securities, and which was offset by an increase in notes payable. Interest expense on these additional notes payable is $15 million for second quarter 2004. Absent this item, interest expense declined $7 million due principally to a reduction in debt levels. The 2003 results included the impact of an unusual charge of $9 million related to the assignment to a third party of temporary office space secured in Manhattan after the World Trade Center was destroyed.

        For the first six months 2004, general expenses increased 6% from the previous year to $3.7 billion as a result of the impact of foreign exchange rates, growth in the business, and higher pension plan costs. Benefits to policyholders rose $105 million due to new business volume plus a change in mix to products with higher benefit payout ratios. Interest expense rose $14 million, reflecting an increase of $29 million due to the adoption of FIN 46. Absent this item, interest expense declined due principally to a reduction in debt levels. On a year-to-date 2003 basis, the pretax charge discussed above in connection with the temporary premises was $46 million.

Income from Continuing Operations Before Income Tax and Minority Interest

        Income from continuing operations before income tax and minority interest increased by $21 million to $281 million for second quarter 2004 from $260 million last year. For first six months 2004, income from continuing operations before income tax and minority interest was $580 million, an increase of $51 million or 10% over the previous year. For the second quarter, all segments were positively impacted by the acceleration of certain discretionary incentive compensation accruals into first quarter 2004. In 2003, these accruals were recorded in the second quarter. The margin in Risk and Insurance Brokerage Services was also impacted by improvements in claims services (quarter) and reinsurance and international retail operations (year-to-date). Improvement in the Consulting segment margin for both periods was primarily driven by better results in human resource outsourcing and better expense management. The outsourcing business suffered from depressed margins in 2003 but is expected to provide increasingly favorable returns over the remaining life of a large multi-year human resource agreement. The margin decline in Insurance Underwriting for both periods was driven by declines in certain warranty and credit businesses.

Income Taxes

        The effective tax rate for continuing operations was 36% for both second quarter and first six months 2004, versus 37% for the comparable periods in 2003. The decrease in the 2004 rate is primarily attributable to improved tax management. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Income from Continuing Operations

        Income from continuing operations for second quarter 2004 increased to $180 million ($0.56 and $0.54 per basic and dilutive share, respectively) from $155 million ($0.49 per basic and dilutive share) in 2003. For the first six months 2004, income from continuing operations increased to $371 million ($1.16 and $1.13 per basic and dilutive share, respectively) from $316 million ($1.00 per basic and dilutive share) the previous year. After netting the effect of currency hedges, the positive impact of foreign exchange rates was approximately $0.02 per share and $0.11 per share for the second quarter and first six months 2004, respectively, compared to $0.03 per share and $0.06 per share for the corresponding periods in 2003. Dividends paid for the redeemable preferred stock have been deducted from net income to compute income per share. Dilutive shares outstanding for second quarter and first six months 2004 were increased by 14 million and 7 million, respectively, to reflect the possible conversion of Aon's 3.5% convertible debt securities, due to Aon's common stock exceeding a threshold price for more than 20 of the last 30 trading days in first quarter 2004. After-tax interest expense on these debt securities has been added back to income from continuing operations when calculating the dilutive income per share. (See note 3 for further information.)

Discontinued Operations

        Second quarter 2004 pretax losses from discontinued operations include operating losses from our U.K. reinsurance brokerage runoff unit of $3 million as well as further losses from our U.K. claims services business of $6 million. In second quarter 2003, the pretax loss from these operations was $5 million. On a year-to-date basis, the 2004 pretax loss was $40 million, $30 million higher than 2003. Included in this year's results are pretax operating losses of $16 million as well as a loss on the disposal of the businesses of $24 million.

        Also included in discontinued operations for six months 2004 is pretax income of $4 million for a small non-core Consulting subsidiary, which represents the pretax gain on sale of this operation. Last year's results included a pretax operating loss of $1 million and $2 million for the second quarter and year-to-date, respectively.

        Second quarter and six months 2003 discontinued operations also included a pretax loss of $9 million and $16 million, respectively, related to the December 2003 sale of the auto finance servicing business. The pretax loss in the second quarter and first half 2004 was minimal.

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

        The following table and commentary provide selected financial information on the operating segments.

	Second quarter ended		Six months ended
(millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating segment revenue:(1)
Risk and Insurance Brokerage Services	$1,433	$1,404	$2,898	$2,760
Consulting	305	292	606	572
Insurance Underwriting	805	692	1,586	1,401

Income before income tax:
Risk and Insurance Brokerage Services	$212	$180	$454	$415
Consulting	28	22	54	43
Insurance Underwriting	73	64	126	127

Pretax Margins:
Risk and Insurance Brokerage Services	14.8%	12.8%	15.7%	15.0%
Consulting	9.2%	7.5%	8.9%	7.5%
Insurance Underwriting	9.1%	9.2%	7.9%	9.1%

(1)
Intersegment revenues of $16 million and $34 million were eliminated in second quarter and first six months 2004, respectively. Intersegment revenues of $16 million and $28 million were eliminated in second quarter and first six months 2003, respectively. See note 5 for further information.

        The following chart reflects investment income earned by the operating segments, which is included in the results above.

	Second quarter ended		Six months ended
(millions)	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Risk and Insurance Brokerage Services	$18	$19	$32	$38
Consulting	1	—	1	1
Insurance Underwriting—excluding deposit-type contracts	32	29	63	55
Insurance Underwriting—deposit-type contracts	—	1	—	3

Risk and Insurance Brokerage Services

        Aon is a leader in many sectors of the insurance industry: globally, it is the second largest insurance broker, the largest reinsurance broker and the leading manager of captive insurance companies worldwide. In the U.S., Aon is the largest wholesale broker. These rankings are based on the most recent surveys compiled and reports printed by Business Insurance.

        Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. Higher premium rates, or a "hard market," generally result in increased commission revenues. Conversely, lower rates generally result in lower commission revenues. In the aftermath of the attacks of September 11, 2001, there was an unprecedented increase in premium rates. In recent months, however, the rate of increase in premiums in the property and casualty marketplace has already begun to level off, or, in many instances, to decline. The rate trend downward varies by line of business, area of the world, and when each line of business began its downward trend. This trend may have an impact on brokers' ability to experience revenue growth.

        Risk and Insurance Brokerage Services generated approximately 56% of Aon's total operating segment revenues for second quarter and 57% for first six months 2004. Revenues are generated primarily through:

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

Revenue

        Second quarter 2004 Risk and Insurance Brokerage Services revenue was $1.4 billion, up 2% on a reported basis over last year. Excluding the effect of foreign exchange rates, revenue declined 1% from last year. Year-to-date, revenues of $2.9 billion improved 5% over the previous year. Revenues were flat for the first six months 2004 on a comparable currency basis. Operating revenue, on an organic basis, declined approximately 1% for the second quarter, partially due to a more rapid decrease in property and casualty premium rates, but rose 1% for the first six months.

        Investment income for this segment decreased $1 million for the second quarter and $6 million for the first six months 2004. This decline is partly driven by a decrease in average short-term interest rates.

        These charts detail Risk and Insurance Brokerage Services revenue by product sub-segment.

Second quarter ended June 30 (millions)	2004	2003	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth
Risk Management and Insurance Brokerage—Americas	$598	$590	1%	—%	—%	—%	1%
Risk Management and Insurance Brokerage—International	574	507	13	8	2	1	2
Reinsurance Brokerage and Related Services	204	219	(7)	3	—	(2)	(8)
Claims Services	57	88	(35)	—	(24)	2	(13)

Total revenue	$1,433	$1,404	2%	3%	(1)%	1%	(1)%

Six months ended June 30 (millions)	2004	2003	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth
Risk Management and Insurance Brokerage—Americas	$1,130	$1,097	3%	1%	—%	(1)%	3%
Risk Management and Insurance Brokerage—International	1,207	1,031	17	11	1	1	4
Reinsurance Brokerage and Related Services	443	456	(3)	5	—	(3)	(5)
Claims Services	118	176	(33)	1	(24)	2	(12)

Total revenue	$2,898	$2,760	5%	5%	(1)%	—%	1%

        For both periods:

  •
  Brokerage-Americas revenue improved due to a general improvement in market conditions, increased retention and fees, and higher non-recurring business, especially in Canada and Bermuda.

  •
  Brokerage-International revenue increased as a result of a favorable foreign exchange impact and organic growth.

  •
  Reinsurance revenue declined despite favorable foreign exchange rates. Lower renewal business and declining prices in the U.S. plus declining prices, higher risk retention and slower new business growth in the International areas drove the decrease.

  •
  Claims revenue declined as a result of the sale of one of our U.K. claims services businesses during first quarter 2004, along with slower growth in the U.S.

        This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	Second quarter ended			Six months ended
(millions)	June 30, 2004	June 30, 2003	Percent Change	June 30, 2004	June 30, 2003	Percent Change
United States	$616	$625	(1)%	$1,194	$1,191	—%
United Kingdom	255	276	(8)	489	526	(7)
Continent of Europe	299	265	13	725	613	18
Rest of World	263	238	11	490	430	14

Total revenue	$1,433	$1,404	2%	$2,898	$2,760	5%

        For both periods:

  •
  U.S. revenue was essentially flat to last year as retail brokerage posted positive growth driven by a general improvement in market conditions, increased retention and fees and higher non-recurring business. The increase was offset by lower renewal business and declining prices in U.S. reinsurance and declines in the claims services business.

  •
  U.K. revenues decreased despite the favorable impact of foreign exchange rates. Both the retail and reinsurance sectors declined, primarily as a result of decreased prices, higher risk retention and slower than anticipated growth of new business. In addition, revenue declined due to the sale in first quarter 2004 of one of our U.K. claims services businesses.

  •
  Continent of Europe posted significant gains driven by positive impacts of currency exchange rates and organic revenue growth reflective of new business, especially in France, Spain and Italy.

  •
  Rest of World revenue increased significantly due to the positive impact of currency exchange rates plus increases in Australia and Canada.

Income Before Income Tax

        Pretax income increased $32 million from second quarter 2003 to $212 million. The improvement was driven by the acceleration of $33 million of certain discretionary incentive expense into the first quarter. Pretax margins in this segment were 14.8% and 12.8% for second quarter 2004 and 2003, respectively. Year-to-date, pretax income was $454 million, a 9% increase from the previous year primarily as a result of favorable foreign exchange rates, which was partially offset by a $6 million decline in investment income. For first six months 2004, pretax margins increased from 15.0% to 15.7%.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. This segment:

  •
  provides a full range of human capital management services, from employee benefits to compensation consulting

  •
  generated 12% of Aon's total operating segment revenue in second quarter and first six months 2004.

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

Revenue

        Second quarter 2004 revenue increased 4% from last year to $305 million. Excluding foreign currency exchange rate translation, the growth rate was 1%. For first six months 2004, revenue of $606 million represents a 6% increase over the prior year. Year-to-date, on a comparable currency basis, revenues rose 1%. Revenue on an organic basis was flat for the second quarter but rose 1% for first six months 2004.

        These charts detail Consulting revenue by product sub-segment.

Second quarter ended June 30 (millions)	2004	2003	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth
Benefits, compensation, management and communications consulting	$230	$224	3%	3%	(2)%	1%	1%
Human resource outsourcing	75	68	10	3	9	(2)	—

Total revenue	$305	$292	4%	3%	1%	—%	—%

Six months ended June 30 (millions)	2004	2003	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth
Benefits, compensation, management and communications consulting	$455	$433	5%	5%	(1)%	1%	—%
Human resource outsourcing	151	139	9	3	6	(2)	2

Total revenue	$606	$572	6%	5%	1%	(1)%	1%

        For both periods:

  •
  the increase in benefits, compensation, management and communication consulting revenue was driven by the positive impact of foreign currency exchange rates.

  •
  Human resource outsourcing revenue improvement was primarily due to the transfer of Canada outsourcing from the benefits, compensation, management and communication consulting sub-segment.

        This chart details Consulting revenue by geographic area.

	Second quarter ended			Six months ended
(millions)	June 30, 2004	June 30, 2003	Percent Change	June 30, 2004	June 30, 2003	Percent Change
United States	$191	$189	1%	$365	$366	—%
United Kingdom	50	45	11	102	88	16
Continent of Europe	35	32	9	82	69	19
Rest of World	29	26	12	57	49	16

Total revenue	$305	$292	4%	$606	$572	6%

        For both periods:

  •
  U.S. revenue were essentially flat as slight increases in compensation and human resource outsourcing offset declines at other practices.

  •
  U.K., Continent of Europe and Rest of World revenues increased $11 million for the quarter and $35 million year-to-date as the result of favorable currency exchange impacts and the impact of recent small acquisitions.

Income Before Income Tax

        Pretax income was $28 million, a 27% increase from last year. In second quarter 2004, pretax margins in this segment were 9.2%, up from 7.5% in 2003. Year-to-date, pretax income of $54 million represents an $11 million improvement from 2003. Pretax margins for the first six months were 8.9% compared with 7.5% last year. For both periods, these increases were driven by improvements in human resource outsourcing and international consulting practices. The improvement is attributed to better expense management and better performance of the large human resource outsourcing contract initiated in mid 2002. The quarterly improvement was also aided by a $2 million acceleration of discretionary incentives from second to first quarter 2004, and the year-to-date improvement was helped by a favorable foreign exchange rate impact.

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily through more than 7,800 career insurance agents working for our subsidiaries. The products are marketed on an industrial and worksite basis. Located in over ten countries around the world, our revenues are affected by our success in attracting and retaining these career agents. The agency force turnover has remained fairly stable over time. The sales management team is a strength that enables the recruiting model to remain effective.

  •
  provides supplemental Medicare policies in the U.S. through a dedicated sales force

  •
  offers extended warranty and credit insurance products that are sold through retailers, automotive dealers, insurance agents and brokers, and real estate brokers. Our revenues are also affected by the addition and retention of these retailers, dealers, agents and brokers.

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies

  •
  provides the administration of certain extended warranty services on automobiles, electronic goods, personal computers and appliances

  •
  has operations in the United States, Canada, Latin America, Europe and Asia/Pacific

  •
  generated 32% and 31% of Aon's total operating segment revenue in second quarter and first six months 2004, respectively.

        In the accident, health and life operations, we provide an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

        We have:

  •
  implemented a "back-to-basics" strategy in 2003, focusing on products and regions with predictable cash flows and the best return on investment

  •
  announced plans in 2003 to place into run-off our accident and health insurance underwriting operations in Latin America

  •
  transferred the large employer group life and accidental death business to a third party via an indemnity reinsurance agreement

  •
  decided to run-off certain non-core special risk accident and health businesses in the U.K.

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

        Revenue in second quarter 2004 was $805 million, an increase of 16% over the same period in 2003. Excluding the effect of foreign exchange rate translation, revenue rose by 13% for the quarter. Year-to-date, revenues of $1.6 billion in 2004 rose 13% over 2003. On a comparable currency basis, 2004 revenues increased 9% over last year.

        These charts detail Insurance Underwriting revenue by product sub-segment:

Second quarter ended June 30 (millions)	2004	2003	Percent Change	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth
Accident & health and life	$441	$377	17%	2%	23%	(8)%
Warranty, credit and property & casualty	364	315	16	3	(1)	14

Total revenue	$805	$692	16%	3%	11%	2%

(1)
The difference between written and earned premiums and fees, as a percentage change, was 3% for accident & health and life, (4)% for warranty, credit and property & casualty and 0% for total revenue. In addition, a change in accounting for a reinsurance contract in the U.S. and revenue from a non-core special risk business in the U.K. (see below), as a percentage change, was 21% for accident & health and life and 11% for total revenue.

Six months ended June 30 (millions)	2004	2003	Percent Change	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth
Accident & health and life	$866	$776	12%	4%	14%	(6)%
Warranty, credit and property & casualty	720	625	15	4	(1)	12

Total revenue	$1,586	$1,401	13%	4%	7%	2%

(1)
The difference between written and earned premiums and fees, as a percentage change, was 4% for accident & health and life, (3)% for warranty, credit and property & casualty and 0% for total revenue. In addition, a change in accounting for a reinsurance contract in the U.S. and revenue from a non-core special risk business in the U.K. (see below), as a percentage change, was 10% for accident & health and life and 5% for total revenue.

        For both periods:

  •
  Revenue increased within accident & health and life primarily as the result of a review of a reinsurance program for a specialty line that is now being accounted for under deposit accounting, revenue from a non-core special risk business in the U.K. and the effect of positive foreign exchange rates. The non-core special risk business was ceded to a third party in second quarter 2003. In third quarter 2003, the contract was reversed, and the business placed in run-off.

  •
  Growth within warranty, credit and property & casualty was driven by new programs added in the U.S., increases in international credit and warranty programs plus favorable foreign exchange rates.

        This chart details Insurance Underwriting revenue by geographic area.

	Second quarter ended			Six months ended
(millions)	June 30, 2004	June 30, 2003	Percent Change	June 30, 2004	June 30, 2003	Percent Change
United States	$542	$489	11%	$1,054	$977	8%
United Kingdom	123	88	40	255	202	26
Continent of Europe	65	52	25	128	100	28
Rest of World	75	63	19	149	122	22

Total revenue	$805	$692	16%	$1,586	$1,401	13%

        For both periods:

  •
  U.S. revenue increased as a result of a change in accounting for a reinsurance contract and improvements in accident & health and life's core business, along with growth in warranty and construction group programs, which more than offset lower results in discontinued programs.

  •
  U.K., Continent of Europe and Rest of World all showed significant improvement as compared to the prior year primarily as the result of positive foreign exchange gains, revenue from a non-core special risk business in the U.K. and new credit and warranty programs.

        Our Latin America accident and health insurance underwriting operations, our U.S. large employer group life businesses and our U.K. non-core special risk accident and health business generated approximately $16 million of revenue and $1 million of pretax income during the first six months 2004 compared to $8 million in revenue and $4 million of losses in 2003.

Income Before Income Tax

        For second quarter 2004, pretax income increased $9 million from the prior year to $73 million. However, pretax margins for this segment fell to 9.1% from 9.2%. The improvement in second quarter pretax income was due to the acceleration of $5 million discretionary incentive compensation expense from second quarter to first quarter, as well as favorable foreign exchange rates.

        Year-to-date, pretax income of $126 million declined 1% over 2003. Pretax margins for this segment fell to 7.9% from 9.1% last year. Reasons for the decline in year-to-date pretax income and margin included:

  •
  deterioration of the auto credit results of $7 million due to continuing de-emphasis of some credit products by auto dealerships

  •
  losses related to a European electronic warranty program of $3 million

  •
  losses due to certain specialty warranty programs which are in run-off.

        These declines were partially offset by favorable foreign exchange rates.

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

        Corporate and Other segment revenue includes income from Endurance common stock, accounted for on the equity method, and changes in the valuation of Endurance warrants. Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through Corporate and Other segment revenue, in accordance with FASB Statement No. 133.

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

        We:

  •
  periodically review securities with material unrealized losses and evaluate them for other-than-temporary impairments.

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

        This chart shows the components of Corporate and Other revenue and expenses:

	Second quarter ended			Six months ended
(millions)	June 30, 2004	June 30, 2003	Percent Change	June 30, 2004	June 30, 2003	Percent Change
Revenue:
Income from marketable equity securities and other investments:
Income from change in fair value of Endurance warrants	$—	$21	(100)%	$4	$66	(94)%
Equity earnings—Endurance	18	13	38	34	20	70
Other	3	2	50	5	3	67

	21	36	(42)	43	89	(52)

Limited partnership investments	2	—	N/A	6	—	N/A

Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	—	—	—	11	—	N/A
Impairment write-downs	(1)	(5)	N/A	(2)	(33)	N/A
Other	(4)	9	N/A	(4)	15	N/A

	(5)	4	N/A	5	(18)	N/A

Total revenue	18	40	(55)	54	71	(24)

Expenses:
General expenses	15	10	50	39	26	50
Interest expense	35	27	30	69	55	25
Unusual charges—World Trade Center	—	9	(100)	—	46	(100)

Total expenses	50	46	9	108	127	(15)

Loss before income tax	$(32)	$(6)	N/A %	$(54)	$(56)	N/A %

Revenue

        Corporate and Other revenue was $18 million in second quarter 2004, a decrease of 55% when compared to last year. Year-to-date, revenue declined $17 million to $54 million. For both periods, the decrease reflects lower income from the change in the value of Endurance warrants during the appropriate period. Partially offsetting this decline for the first six months 2004 was the sale of approximately 1.4 million shares of Endurance stock in first quarter 2004, which generated an

$11 million pretax gain. In addition, revenue for the year-to-date period was affected by reduced investment write-downs.

Loss Before Income Tax

        Corporate and Other expenses were $50 million for second quarter 2004, an increase of $4 million from the comparable period in 2003. General expenses were $15 million in second quarter 2004 versus $10 million last year reflecting higher occupancy and compensation costs, along with expenses incurred in implementing Sarbanes-Oxley requirements, which more than offset the acceleration of a discretionary incentive expense of $3 million from second quarter to first quarter. Interest expense for the period increased $8 million to $35 million. This increase is primarily due to the adoption at December 31, 2003 of FIN 46. As a result of the adoption, we were required to deconsolidate our trust preferred capital securities, which were offset by an increase in notes payable. Interest expense on these notes payable was $15 million for the quarter. Absent that item, interest expense declined $7 million due principally to a reduction in debt levels. The 2003 results included the impact of an unusual charge of $9 million related to the assignment to a third party of temporary office space secured in Manhattan after the World Trade Center was destroyed.

        For the first six months 2004, Corporate and Other expenses were $108 million, an improvement of $19 million over last year. This decrease is due to $46 million of expenses related to the World Trade Center sublease assignment recognized last year, which more than offset increases in interest and general expenses in 2004. Interest expense rose $29 million due to the adoption of FIN 46, but this increase was partially negated due to a reduction in debt levels. General expenses rose $13 million due to higher occupancy and compensation costs.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $32 million in second quarter 2004 versus a loss of $6 million in the same period last year. On a year-to-date basis, Corporate and Other pretax loss was $54 million versus a loss of $56 million in 2003.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for first half 2004 were $686 million.

        The operating cash flow from our insurance subsidiaries was approximately $198 million for the first six months 2004. Included in this amount was a $148 million change in operating assets and liabilities of the underwriting segment, net of reinsurance, primarily from unearned premiums and other fees. These funds will be used to satisfy future benefits to policyholders with the remainder being available, after taxes and other income and expense, to dividend to the Aon parent company. In second quarter 2004, Combined Insurance Company of America (CICA), one of our major insurance underwriting subsidiaries, declared a non-cash dividend of $71 million to Aon Parent.

        In our risk and insurance brokerage and consulting businesses, we collect cash payments from clients that include both premiums (payable to insurance companies for policies they issue) and commissions and fees (payable to us for our brokerage and consulting services). We record the commissions and fees as income and we hold clients' premiums for a short time before remitting them to insurers. The net increase in funds held on behalf of clients since year-end 2003 was approximately $150 million. The change in the balance for these funds is reflected in "Other receivables and liabilities—net" in the condensed consolidated statements of cash flows. The decline in other receivables and liabilities—net between years is principally due to a decline in the funds held on behalf of clients of $250 million, reflecting lower growth rates in 2004.

        Available cash flow from operations were used in the first half to pay cash dividends of $96 million and provide for capital expenditures of $41 million. Acquisitions during the first six months were $53 million, principally made by our international brokerage operations. During first half 2004, we paid down $96 million in long-term debt and increased our short-term debt by $4 million.

Financial Condition

        Since year-end 2003, total assets increased $743 million to $27.8 billion.

        Total investments at June 30, 2004 increased $605 million to $7.9 billion from December 31, 2003. The increase is primarily due to an increase in short-term investments of $262 million reflecting higher funds held on behalf of our clients. In addition, fixed maturities increased $324 million during the first half to $3.1 billion. The increase was due to market gains and positive cash flows in our underwriting units, along with a change of $41 million related to the adoption of SOP 03-1 in first quarter 2004 (see note 2). Our total fixed-maturity portfolio is approximately 97% investment grade based on market value.

        The following chart details our investments by type at June 30, 2004:

(millions)	Amount Shown in Statement of Financial Position	Percentage of Total Investments
Fixed maturities—available for sale:
U.S. government and agencies	$470	6%
States and political subdivisions	110	1
Debt securities of foreign governments not classified as loans	1,281	16
Corporate and asset-backed securities	1,032	13
Public utilities	38	1
Mortgage-backed securities	144	2

Total fixed maturities	3,075	39

Equity securities—available for sale:
Common stocks:
Banks, trusts and insurance companies	2	—
Industrial, miscellaneous and all other	36	1
Non-redeemable preferred stocks	1	—

Total equity securities	39	1

Other investments:
Policy loans	58	1
Other long-term investments:
Endurance common stock	284	3
Endurance warrants	84	1
PEPS I preferred stock	86	1
Other	226	3

Total other long-term investments	680	8

Total other investments	738	9

Short-term investments	4,077	51

TOTAL INVESTMENTS	$7,929	100%

        Risk and Insurance Brokerage Services and Consulting receivables increased $267 million in the first six months of 2004 primarily the result of the timing of cash receipts. Insurance premiums payable increased $586 million over the same period. This increase primarily reflects the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

        Other assets decreased $62 million from December 31, 2003. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes and assets of discontinued operations. The decrease from year-end 2003 is due in part to the adoption of SOP 03-1, which decreased other assets by $54 million.

        Policy liabilities increased $327 million, due in part to the adoption of SOP 03-1 in first quarter 2004, which increased policy liabilities by $49 million. The increase was also partially offset by corresponding increases in reinsurance receivables (reflected in other receivables). Other policyholder funds were relatively flat from year-end.

Short-term Borrowings and Notes Payable

        Total debt at June 30, 2004 was $2.1 billion, a decline of $90 million from December 31, 2003. Specifically:

  •
  Notes payable decreased by $95 million compared to year-end 2003, primarily the result of retiring $89 million of outstanding debt securities due in January 2004.

  •
  Short-term debt increased $5 million, as a $10 million increase in U.S. commercial paper offset a small decline in foreign borrowings.

        In February 2004 we renewed our $337.5 million, 364-day back-up line of credit. This agreement will expire in 2005.

        In July 2004, we retired $216 million of our 6.9% debt securities that became due. The repayment was funded by the issuance of commercial paper and the utilization of available cash.

        The major rating agencies' ratings of our debt at June 30, 2004 appear in the table below. In late 2003, Standard and Poor's changed its outlook on Aon from stable to negative. Ratings from Moody's Investor Services and Fitch, Inc. are on stable outlook.

	Standard And Poor's	Moody's Investor Services	Fitch, Inc.
Senior long-term debt	A-	Baa2	A-
Commercial paper	A-2	P-2	F-2

        In May 2004, A.M. Best, a major rating agency for our insurance company subsidiaries, changed its ratings for our two major insurance subsidiaries as follows: CICA from "A" stable outlook to "A" negative outlook; Virginia Surety Company from "A" stable outlook to "A-" stable outlook.

Stockholders' Equity

        Stockholders' equity increased $219 million during the first six months 2004 to $4.7 billion, mainly reflecting net income before preferred dividends of $343 million, which was partially offset by dividends paid to stockholders of $96 million.

        Accumulated other comprehensive loss increased $69 million since December 31, 2003. Net unrealized investment gains declined $10 million during first half 2004. Net derivative gains decreased $10 million over year-end 2003. Net foreign exchange losses worsened by $49 million because of the strengthening U.S. dollar against certain foreign currencies as compared to the prior year-end.

        Our total debt and preferred securities as a percentage of total capital was 31% at June 30, 2004 compared to 33% at year-end 2003.

Off Balance Sheet Arrangements

        Aon and its subsidiaries have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties. We accrue amounts in our condensed consolidated financial statements for these letters of credit to the extent they are probable and estimable.

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

Premium Financing

        Some of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions. Subject to certain limitations, agreements allow us to sell to these conduit vehicles through December 2005. As of June 30, 2004, the maximum commitment contained in these agreements was $1.9 billion.

        Under the agreements, the receivables are sold to the conduits. Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we guarantee. Under the guarantee provisions, our maximum cash requirement was approximately $70 million at June 30, 2004. We intend to renew these conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our condensed consolidated financial statements.

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

        Standard & Poor's Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies must purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. Approximately $15 million of these commitments were funded in the first six months of 2004.

        As of June 30, 2004, the unfunded commitments amounted to $66 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        Based on the rating agencies' downgrades of Aon's credit rating in October 2002 on Aon's senior debt, credit support agreements were purchased in January 2003 whereby $100 million of CICA's cash has been pledged as collateral for these commitments. This collateral was reduced to $59 million at June 30, 2004, and during second quarter 2004, was dividended to Aon Parent.

        If the insurance companies fail to purchase additional fixed-maturity securities as commitments are drawn down, we have guaranteed their purchase.

        Subsequent to closing the securitization, one of our insurance subsidiaries sold PEPS I fixed-maturity securities with a value of $20 million to Aon. In second quarter 2004, CICA dividended to Aon Parent fixed-maturities securities of $12 million. The assets and liabilities and operations of PEPS I are not included in our consolidated financial statements.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

        This quarterly report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors. Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, exchange rates, rating agency actions, resolution of regulatory issues, including those related to compensation arrangements with underwriters, pension funding, ultimate paid claims may be different from actuarial estimates and actuarial estimates may change over time, changes in commercial property and casualty markets and commercial premium rates, the competitive environment, the actual costs of resolution of contingent liabilities and other loss contingencies, and the heightened level of potential errors and omissions liability arising from placements of complex policies and sophisticated reinsurance arrangements in an insurance market in which insurer reserves are under pressure.

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

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary's pound sterling expenses using over-the-counter (OTC) options and forward exchange contracts. At June 30, 2004, we have hedged 79% of the U.K. subsidiaries' expected U.S. dollar transaction exposure for the next twelve months. We do not generally hedge exposures beyond three years.

        The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. The net impact of these fluctuations on Aon's net income was an increase of $0.11 per share for first half 2004.

        We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

        The nature of the income of our businesses is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure by entering into interest rate swap agreements and use exchange-traded futures and options to limit our net exposure. A decrease in global short-term interest rates adversely affects Aon's income. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and U.K.

        Interest rate swaps and caps are used to limit exposure to changes in interest rates related to interest rate guarantees provided by a subsidiary of Aon to certain unaffiliated entities. In August 2000, these guarantees were replaced with new offsetting interest rate swaps between Aon and an unaffiliated entity, with Aon essentially retaining the same exposure.

        Our underwriting companies fixed income investment portfolios are subject to credit risk. The reduction of a fixed income security's credit rating will adversely affect the price of the security. The credit quality of Aon's fixed income portfolio is very high. The portfolio maintains an "AA" average credit rating. The fixed maturity portfolio credit profile is monitored daily and evaluated regularly.

        The valuation of our marketable equity security portfolio is subject to equity price risk. We sell futures contracts and purchase options to reduce the price volatility of our equity securities portfolio and equity securities we own indirectly through limited partnership investments.

ITEM 4.    CONTROLS AND PROCEDURES

        Aon's management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation (the "Evaluation") of the effectiveness of Aon's disclosure controls and procedures as of June 30, 2004, and have determined that such controls and procedures are designed in such a way to ensure that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion. There were no changes in Aon's internal controls over financial reporting that were identified during the Evaluation that occurred during Aon's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

        The condensed consolidated financial statements at June 30, 2004, and for the six months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon's independent registered public accounting firm, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Aon Corporation

        We have reviewed the condensed consolidated statement of financial position of Aon Corporation as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

        We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Aon Corporation as of December 31, 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated February 10, 2004 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP
Chicago, Illinois August 4, 2004

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        See note 13 (Contingencies) to the condensed consolidated financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Annual Meeting of Stockholders of the Registrant was held on May 21, 2004 (the 2004 "Annual Meeting").

  (b)
  Not applicable.

  (c)
  Certain matters voted upon at the Annual Meeting and the votes cast with respect to such matters are as follows:

  (i)
  Election of Directors

Name	For	Withheld
Edgar D. Jannotta	212,534,234	75,235,007
Jan Kalff	214,669,054	73,100,187
Lester B. Knight	251,557,669	36,211,572
J. Michael Losh	249,626,302	38,142,939
R. Eden Martin	257,699,210	30,070,031
Andrew J. McKenna	250,948,997	36,820,244
Robert S. Morrison	252,487,505	35,281,736
Richard C. Notebaert	252,426,420	35,342,821
Michael D. O'Halleran	257,202,589	30,566,652
John W. Rogers, Jr.	257,499,683	30,269,558
Patrick G. Ryan	254,919,489	32,849,752
Gloria Santona	258,755,080	29,014,161
Carolyn Y. Woo	258,482,086	29,287,155
    (ii)
    Ratification of selection of Ernst & Young LLP as accountants for the 2004 fiscal year.

For	Against	Abstain
272,883,465	5,107,197	778,579

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits—The exhibits filed with this report are listed on the attached Exhibit Index.

  (b)
  Reports on Form 8-K—The Registrant furnished to the Securities and Exchange Commission two Current Reports on Form 8-K during the quarter ended June 30, 2004 and two additional Current Reports on Form 8-K thereafter.

  (i)
  On May 4, 2004, the Registrant furnished a Current Report on Form 8-K dated May 3, 2004, for the purpose of reporting, under Item 12, its results of operations for the quarter ended March 31, 2004.

  (ii)
  On June 14, 2004, the Registrant furnished a Current Report on Form 8-K dated June 14, 2004, for the purpose of reporting, under Item 9, an updated presentation for its consolidated summary of operations and segment disclosures.

    (iii)
    On August 5, 2004, the Registrant furnished a Current Report on Form 8-K dated August 4, 2004, for the purpose of reporting, under Item 12, its results of operations for the quarter and six months ended June 30, 2004.

    (iv)
    On August 5, 2004, the Registrant furnished a Current Report on Form 8-K dated August 4, 2004, for the purpose of reporting, under Item 9, an updated presentation for its consolidated summary of operations and segment disclosures.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation (Registrant)

August 6, 2004	/s/ DAVID P. BOLGER DAVID P. BOLGER EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, AND CHIEF ADMINISTRATIVE OFFICER (Principal Financial and Accounting Officer)

' Aon CORPORATION

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
Aon Corporation Condensed Consolidated Statements of Cash Flows (Unaudited)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE