Form 10-Q
period 2004-09-30
AON CORP
filed 2004-11-09
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

(312) 381-1000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     YES   ☒   NO ☐

Number of shares of common stock outstanding:

No. Outstanding
Class	as of 9-30-04

$1.00 par value Common	316,455,363

Part 1

Financial Information

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Sept. 30, 2004	Dec. 31, 2003
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$3,338	$2,751
Equity securities at fair value	37	42
Short-term investments	4,073	3,815
Other investments	746	716
Total investments	8,194	7,324
Cash	396	540
Receivables
Risk and insurance brokerage services and consulting	7,699	8,607
Other receivables	1,482	1,504
Total receivables	9,181	10,111
Deferred Policy Acquisition Costs	1,091	1,021
Goodwill
(net of accumulated amortization: 2004 – $799; 2003 – $805)	4,508	4,509
Other Intangible Assets
(net of accumulated amortization: 2004 – $344; 2003 – $300)	147	176
Property and Equipment	693	827
Other Assets	2,361	2,519
TOTAL ASSETS	$26,571	$27,027

LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Premiums Payable	$9,597	$10,368
Policy Liabilities
Future policy benefits	1,560	1,396
Policy and contract claims	1,816	1,609
Unearned and advance premiums and contract fees	2,878	2,869
Other policyholder funds	59	58
Total Policy Liabilities	6,313	5,932
General Liabilities
General expenses	1,341	1,498
Short-term borrowings	65	53
Notes payable	1,899	2,095
Other liabilities	2,438	2,533
TOTAL LIABILITIES	21,653	22,479
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Stockholders’ Equity
Common stock – $1 par value	339	336
Paid-in additional capital	2,381	2,283
Accumulated other comprehensive loss	(867)	(861)
Retained earnings	3,997	3,679
Less – Treasury stock at cost	(783)	(784)
Deferred compensation	(199)	(155)
TOTAL STOCKHOLDERS’ EQUITY	4,868	4,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,571	$27,027

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Third Quarter Ended		Nine Months Ended
(millions except per share data)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Revenue
Brokerage commissions and fees	$1,657	$1,638	$5,207	$4,977
Premiums and other	693	673	2,101	1,940
Investment income	52	57	202	225
Total revenue	2,402	2,368	7,510	7,142

Expenses
General expenses	1,787	1,718	5,442	5,164
Benefits to policyholders	379	367	1,154	1,037
Interest expense	32	24	101	79
Amortization of intangible assets	16	17	43	43
Unusual charges - World Trade Center	—	—	—	46
Total expenses	2,214	2,126	6,740	6,369

Income from continuing operations before income tax and minority interest	188	242	770	773
Provision for income tax	67	90	277	286
Income from continuing operations before minority interest	121	152	493	487
Minority interest - 8.205% trust preferred capital securities	—	(9)	—	(27)
Income from continuing operations	121	143	493	460

Discontinued operations
Loss from discontinued operations	(1)	(44)	(39)	(74)
Income tax benefit	(2)	(16)	(11)	(27)
Income (loss) from discontinued operations, net of tax	1	(28)	(28)	(47)

Net income	$122	$115	$465	$413
Preferred stock dividends	(1)	(1)	(2)	(2)
Net income available for common stockholders	$121	$114	$463	$411

Basic net income per share
Income from continuing operations	$0.38	$0.45	$1.54	$1.45
Discontinued operations	—	(0.09)	(0.09)	(0.15)
Net income	$0.38	$0.36	$1.45	$1.30

Dilutive net income per share
Income from continuing operations	$0.36	$0.45	$1.48	$1.45
Discontinued operations	—	(0.09)	(0.08)	(0.15)
Net income	$0.36	$0.36	$1.40	$1.30

Cash dividends per share paid on common stock	$0.15	$0.15	$0.45	$0.45

Dilutive average common and common equivalent shares outstanding	337.4	318.6	332.0	317.3

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(millions)	Sept. 30, 2004	Sept. 30, 2003

Cash Flows from Operating Activities:
Net income	$465	$413
Adjustments to reconcile net income to cash provided by operating activities
Loss on sale of discontinued operations	21	35
Insurance operating assets and liabilities, net of reinsurance	191	126
Amortization of intangible assets	45	43
Depreciation and amortization of property and equipment	188	183
Income taxes	11	15
Special and unusual charges and purchase accounting liabilities	(27)	(7)
Valuation changes on investments, income on disposals and impairments	(41)	(70)
Other receivables and liabilities - net	38	364
Cash Provided by Operating Activities	891	1,102

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	112	134
Calls and prepayments	72	65
Sales	708	1,224
Equity securities	8	24
Other investments	79	—
Purchase of investments
Fixed maturities	(1,383)	(1,835)
Equity securities	(1)	(1)
Other investments	(28)	—
Short-term investments - net	(239)	13
Acquisition of subsidiaries	(59)	(41)
Proceeds from sale of operations	48	30
Property and equipment and other - net	(43)	(145)
Cash Used by Investing Activities	(726)	(532)

Cash Flows from Financing Activities:
Issuance of common stock	18	—
Treasury stock transactions - net	—	(6)
Issuance of short-term borrowings - net	13	37
Issuance of long-term debt	121	119
Repayment of long-term debt	(316)	(424)
Interest sensitive, annuity and investment-type contracts - withdrawals	—	(79)
Cash dividends to stockholders	(144)	(142)
Cash Used in Financing Activities	(308)	(495)

Effect of Exchange Rate Changes on Cash	(1)	11
Increase (decrease) in Cash	(144)	86
Cash at Beginning of Period	540	484
Cash at End of Period	$396	$570

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which the Registrant (Aon) considers necessary for a fair presentation.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2003 for additional details of Aon’s financial position, as well as a description of the accounting policies which have been continued without material change.

Certain amounts in the 2003 condensed consolidated financial statements relating to discontinued operations have been reclassified to conform to the 2004 presentation.

Stock-Based Compensation

Aon follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans.  Under APB No. 25, no compensation expense is recognized for stock options when the exercise price of the options equals the market price of the stock at the date of grant.  Compensation expense is recognized for stock awards based on the vesting period and the market price at the date of the award.

The following table illustrates pro forma net income and pro forma earnings per share as if Aon had applied the fair value recognition provision of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

		Third quarter ended September 30,		Nine months ended September 30,
(millions except per share data)		2004	2003	2004	2003

Net income, as reported		$122	$115	$465	$413
Add:	Stock-based compensation expense included in reported net income, net of tax	7	11	21	23
Deduct:	Stock-based compensation expense determined under fair value based method for all awards and options, net of tax	12	16	33	41
Pro forma net income		$117	$110	$453	$395

Net income per share:
Basic
As reported		$0.38	$0.36	$1.45	$1.30
Pro forma		$0.36	$0.35	$1.41	$1.25

Dilutive
As reported		$0.36	$0.36	$1.40	$1.30
Pro forma		$0.34	$0.35	$1.36	$1.25

The pro forma information reflected above may not be representative of the amounts to be expected in future years as the fair value method of accounting contained in FASB Statement No. 123 has not been applied to options and awards granted prior to January 1995.

Endurance Warrants and Common Stock Investment

In December 2001, Aon invested $227 million in Endurance Specialty Holdings, Ltd. (Endurance), a Bermuda-based insurance and reinsurance company that provides additional underwriting capacity to commercial property and casualty insurance and reinsurance clients.  The investment in Endurance is accounted for using the equity method, and is included in Other Investments in the Condensed Consolidated Statements of Financial Position.  As of September 30, 2004 and December 31, 2003, the carrying value of Aon’s common stock investment in Endurance was $292 million and $298 million, representing approximately 9.9 million and 11.3 million shares, respectively.  During first quarter 2004, Aon sold approximately 1.4 million shares of Endurance stock, which resulted in a pretax gain of approximately $11 million.

In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allow Aon to purchase additional Endurance common stock through December 2011.  These warrants meet the definition of a derivative, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.  With the assistance of an independent third party, Aon valued the warrants using the Black-Scholes pricing methodology and determined the warrants had a fair value of approximately $71 million, $80 million and $64 million as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.  The decrease in fair value of the warrants was $13 million and $2 million for the quarters ended September 30, 2004 and 2003, respectively.  The value of the warrants decreased $9 million and increased $64 million for the nine months ended September 30, 2004 and 2003, respectively.

The assumptions used to value the Endurance stock purchase warrants were as follows:

	September 30, 2004	December 31, 2003	September 30, 2003
• Maturity (in years)	7.21	7.96	8.21
• Spot Price	$27.09	$30.50	$25.95
• Risk Free Interest Rate	4.32%	4.50%	4.22%
• Dividend Yield	0.00%	0.00%	0.00%
• Volatility	16%	24%	28%
• Exercise Price	$13.20	$15.96	$15.96

The model assumes: the warrants are “European-style”, which means they are valued as if the exercise can only occur on the expiration date; the spot and exercise prices are reduced by expected future dividends; and the dividend remains unchanged during the period the warrants are outstanding.  Although Endurance currently pays a dividend, a zero dividend yield is used in the Endurance warrants valuation, since the future dividend payment value has been reflected in the spot and exercise valuation prices.

The change in fair value was recognized as investment income in the Corporate and Other segment.  The future value of the warrants may vary considerably from the value at September 30, 2004 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

2.                                       Accounting and Disclosure Changes

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, (FIN 46).  In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen.  FIN 46 provides a  framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (“a variable interest holder”) is obligated to absorb a majority of the risk of expected loss from the VIE’s activities, is entitled to receive a majority of the VIE’s expected residual returns (if no party absorbs a majority of the VIE’s expected losses), or both.  A variable interest holder that consolidates the VIE is called the primary beneficiary.  Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.  FIN 46 also requires disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

FIN 46 was effective immediately for VIEs created after January 31, 2003.  The provisions of FIN 46, as revised, were adopted as of December 31, 2003 for Aon’s interests in VIEs that are special purpose entities (SPEs).  Aon adopted the provisions of FIN 46 for its variable interests in all other VIEs as of March 31, 2004, which did not have a material effect on the consolidated financial statements.

In January 1997, Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities (Capital Securities).  The sole asset of Aon Capital A is $726 million aggregate principal amount of Aon’s 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027.

Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust based on the provisions of FIN 46 on December 31, 2003.  Prior to the deconsolidation of Aon Capital A, after-tax interest incurred on the Capital Securities was reported as minority interest in the condensed consolidated statements of income.  Beginning first quarter 2004, interest expense on the notes payable is reported as part of interest expense in the condensed consolidated statements of income.  There was no effect on net income or consolidated stockholders’ equity as a result of this deconsolidation.  Prior periods were not restated.

In December 2003, the FASB issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pension and Other Postretirement Benefits (Statement No. 132).  Statement No. 132 revises employers’ disclosures about pension plans and other postretirement benefit plans and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  Statement No. 132 is effective for financial statements with fiscal years ending after December 15, 2003.  The interim-period disclosures required by

Statement No. 132 are effective for interim periods beginning after December 15, 2003.  The additional disclosure of information about foreign plans required by the revised statement is effective for fiscal years ending after June 15, 2004.

Aon adopted the disclosure requirements for its domestic plans effective with its 2003 Form 10-K.  Aon’s interim-period disclosures are included in Note 12.  Aon’s disclosures for its foreign plans will be included with its 2004 Form 10-K.

In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1).  SOP 03-1 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts.  Aon adopted SOP 03-1 as of January 1, 2004.  The adoption of SOP 03-1 did not have a significant impact on the results of operations or stockholders’ equity of the Company, but did affect the classification and presentation of certain balance sheet items.  At September 30, 2004, other assets decreased by $53 million, which was offset by an increase in fixed maturities of $45 million, short-term investments of $5 million, other investments of $5 million and a decrease in other receivables of $2 million.  Correspondingly, the related $53 million of other liabilities declined by $48 million, offset by an increase in future policy benefits of $48 million.

In October 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.  Contingent convertible instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specific time period.  EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  EITF 04-8 is effective for reporting periods ending after December 15, 2004.  Prior period dilutive earnings per share amounts presented for comparative purposes are required to be restated.

Aon’s 3.5% convertible debt securities, which were issued in November 2002 and are due November 2012, are contingently convertible.  Aon has included the effect of the 3.5% convertible debt securities in its diluted per share calculation in the second and third quarter 2004, as the closing price of Aon’s common stock has exceeded the threshold for the requisite time period during the previous quarter (see Note 3).  In fourth quarter 2004, Aon will restate its diluted earnings per share for each quarter and year-to-date period in 2003, as well as first quarter 2004, to comply with requirements of EITF 04-8.  The impact per quarter is estimated to be between $0.01 and $0.02 per share.

3.             Income Per Share

Income per share is calculated as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions except per share data)	2004	2003	2004	2003
Basic net income:
Income from continuing operations	$121	$143	$493	$460
Income (loss) from discontinued operations, net of tax	1	(28)	(28)	(47)
Net income	122	115	465	413
Preferred stock dividends	(1)	(1)	(2)	(2)
Net income for basic per share calculation	$121	$114	$463	$411

Dilutive net income:
Income from continuing operations	$121	$143	$493	$460
Income (loss) from discontinued operations, net of tax	1	(28)	(28)	(47)
Net income	122	115	465	413
Interest expense on convertible debt securities, net of tax	1	—	3	—
Preferred stock dividends	(1)	(1)	(2)	(2)
Net income for diluted per share calculation	$122	$114	$466	$411

Basic shares outstanding	320	317	319	316
Effect of convertible debt securities	14	—	9	—
Common stock equivalents	3	2	4	1
Dilutive potential common shares	337	319	332	317
Basic net income per share:
Income from continuing operations	$0.38	$0.45	$1.54	$1.45
Discontinued operations	—	(0.09)	(0.09)	(0.15)
Net income	$0.38	$0.36	$1.45	$1.30
Dilutive net income per share:
Income from continuing operations	$0.36	$0.45	$1.48	$1.45
Discontinued operations	—	(0.09)	(0.08)	(0.15)
Net income	$0.36	$0.36	$1.40	$1.30

Certain common stock options were not included in the computation of diluted net income per share because the options’ exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.  The number of options excluded from the quarterly calculation was 21 million and 23 million at September 30, 2004 and 2003, respectively.  For nine months ended September 30, 2004 and 2003, the number of options excluded was 19 million and 24 million, respectively.

Aon’s 3.5% convertible debt securities may be converted into a maximum of 14 million shares of Aon’s common stock.  These securities are convertible into Aon common stock at an initial conversion price of approximately $21.475 per common share under certain circumstances, including if the closing price of

Aon’s common stock exceeds 120% of the conversion price (i.e. $25.77) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous fiscal quarter.

During first and second quarter 2004, the closing price of Aon’s common stock exceeded the 120% threshold for more than 20 of the last 30 trading days in the quarter.  Therefore, these shares have been included in the computation of diluted net income per share for third quarter and first nine months 2004.  After-tax interest expense on the convertible debt securities has been added back to income from continuing operations for the same periods.

During third quarter 2004, the closing price of Aon’s common stock exceeded the 120% threshold for more than 20 of the last 30 trading days in the quarter.  As a result, the debt securities will be convertible at the option of the holder at any time during the quarter ended December 31, 2004.

4.             Comprehensive Income

The components of comprehensive income, net of tax, for third quarter and nine months ended September 30, 2004 and 2003 are as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2004	2003	2004	2003
Net income	$122	$115	$465	$413
Net derivative gains (losses)	(17)	(1)	(27)	2
Net unrealized investment gains (losses)	40	(4)	30	24
Net foreign exchange gains (losses)	40	12	(9)	149
Comprehensive income	$185	$122	$459	$588

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	September 30, 2004	December 31, 2003

Net derivative gains	$23	$50
Net unrealized investment gains	50	20
Net foreign exchange translation	(34)	(25)
Net additional minimum pension liability	(906)	(906)
Accumulated other comprehensive loss	$(867)	$(861)

5.             Business Segments

Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting.  A fourth segment, Corporate and Other, when aggregated with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying condensed consolidated financial statements.

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, claims services, and premium financing.  The Consulting segment provides a full range of human capital management services delivered predominantly to corporate clientele utilizing five major practices: employee benefits, compensation, management consulting, communications and human resource outsourcing.  The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty, credit and select property and casualty insurance products.  Corporate and Other segment revenue consists primarily of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities, and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments.  Corporate and Other general expenses include administrative and certain information technology costs.

Certain amounts in prior periods’ condensed consolidated financial statements have been reclassified to reflect available-for-sale or sold businesses reported as discontinued operations.

The accounting policies of the operating segments are the same as those described in Aon’s Annual Report on Form 10-K for the year ended December 31, 2003, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.  Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were to third parties, that is, at what management believes are current market prices.

Revenues are attributed to geographic areas based on the location of the resources producing the revenues.  Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax.

Revenue from continuing operations for Aon’s segments is as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2004	2003	2004	2003
Risk and Insurance Brokerage Services	$1,344	$1,349	$4,240	$4,107
Consulting	300	284	906	856
Insurance Underwriting	779	742	2,365	2,143
Corporate and Other	(6)	14	48	85
Intersegment revenues	(15)	(21)	(49)	(49)
Total revenue	$2,402	$2,368	$7,510	$7,142

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

Third quarter ended Sept. 30:	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
(millions)	2004	2003	2004	2003	2004	2003
Revenue
United States	$586	$606	$188	$189	$530	$490
United Kingdom	256	279	52	43	102	133
Continent of Europe	256	230	33	27	75	54
Rest of World	246	234	27	25	72	65
Total revenue	$1,344	$1,349	$300	$284	$779	$742

Income before income tax	$144	$192	$29	$20	$67	$58

Nine months ended Sept. 30:	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
(millions)	2004	2003	2004	2003	2004	2003
Revenue
United States	$1,778	$1,795	$553	$555	$1,584	$1,467
United Kingdom	745	805	154	131	357	335
Continent of Europe	981	843	115	96	203	154
Rest of World	736	664	84	74	221	187
Total revenue	$4,240	$4,107	$906	$856	$2,365	$2,143

Income before income tax	$600	$609	$83	$63	$193	$185

Selected information for Aon’s Corporate and Other segment follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2004	2003	2004	2003
Revenue:
Income from marketable equity securities and other investments:
Income (loss) from change in fair value of Endurance warrants	$(13)	$(2)	$(9)	$64
Equity earnings – Endurance	4	8	38	28
Other	2	6	7	9
	(7)	12	36	101
Limited partnership investments	—	1	6	1
Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	—	—	11	—
Impairment write-downs	—	(1)	(2)	(34)
Other	1	2	(3)	17
	1	1	6	(17)
Total revenue	(6)	14	48	85
Expenses:
General expenses	14	18	53	44
Interest expense (1)	32	24	101	79
Unusual charges – World Trade Center	—	—	—	46
Total expenses	46	42	154	169
Loss before income tax	$(52)	$(28)	$(106)	$(84)

(1)            Upon the adoption of FIN 46 on December 31, 2003, Aon was required to deconsolidate its trust preferred capital securities, which was offset by an increase in notes payable.  Interest expense for the third quarter and nine months ended September 30, 2004 includes $14 million and $43 million, respectively, on these notes payable.

6.             Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair market value of net assets acquired.  Goodwill and other intangible assets are allocated to various reporting units, which are either its operating segments or one reporting level below the operating segment.  Goodwill is not amortized but is instead subject to impairment testing at least annually.  The impairment testing requires Aon to compare the fair value of its reporting units to their carrying amount to determine if there is potential impairment of goodwill.  If the fair value of a reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill.  Fair value is estimated based on various valuation metrics.  Aon’s annual impairment evaluation date is October 1.

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2003	$3,886	$381	$242	$4,509
Goodwill acquired	38	1	—	39
Goodwill related to disposals	(27)	(5)	—	(32)
Intersegment transfers	4	(4)	—	—
Foreign currency revaluation	(10)	1	1	(8)
Balance as of September 30, 2004	$3,891	$374	$243	$4,508

Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” intangible assets includes client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” intangible assets represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” intangible assets are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of September 30, 2004
Gross carrying amount	$222	$87	$182	$491
Accumulated amortization	175	66	103	344
Net carrying amount	$47	$21	$79	$147

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of December 31, 2003
Gross carrying amount	$223	$87	$166	$476
Accumulated amortization	163	50	87	300
Net carrying amount	$60	$37	$79	$176

Amortization expense for intangible assets, related to continuing operations, for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $54 million, $49 million, $39 million, $16 million and $12 million, respectively.

7.             Business Combinations

For third quarter and first nine months 2004, Aon made payments of $4 million and $9 million, respectively, on restructuring charges and purchase accounting liabilities relating to business combinations.

Aon has remaining liabilities of $32 million for lease abandonments and other exit costs related to prior acquisitions which are being paid out over several years as planned.

The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2002	$51
Cash payments in 2003	(14)
Cash payments in 2004	(9)
Foreign currency revaluation	4
Balance at September 30, 2004	$32

Aon’s unpaid liabilities relating to acquisitions are included in general expense liabilities in the condensed consolidated statements of financial position.

8.             Business Transformation Plan

In fourth quarter 2000, Aon began a comprehensive business transformation plan designed to enhance client service, improve productivity through process redesign and accelerate growth.  In connection with the overall plan and strategic initiatives, Aon recorded total net expenses of $294 million over the three years ended December 31, 2002, that were included in general expenses in the condensed consolidated statements of income.

For third quarter 2004, Aon made no payments related to the business transformation plan.  Year-to-date, $1 million of payments have been made.  Aon has remaining liabilities of $4 million for termination benefits, of which $1 million each is expected to be paid in the remainder of 2004 and 2005, respectively, with the remainder payable thereafter.  Aon’s unpaid liabilities relating to the business transformation plan are included in general expense liabilities in the condensed consolidated statements of financial position.

9.             Capital Stock

During the first nine months 2004, Aon issued 1,782,000 shares of common stock for employee benefit plans and 589,000 shares in connection with the employee stock purchase plan.  There were 22.4 million shares of common stock held in treasury at September 30, 2004, all of which are restricted as to their reissuance.

10.           Redeemable Preferred Stock

At September 30, 2004, one million shares of redeemable preferred stock were outstanding.  These shares are redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share beginning one year after the death of both the original holders, which occurred in September 2004.  Aon has not received a notice of intent to redeem these shares, nor does Aon currently intend to redeem these shares.

11.           Discontinued Operations

Recent Activity

In third quarter 2004, Aon committed to sell a small non-core U.S. brokerage unit.  Aon anticipates that the sale will be completed within the next twelve months, and possibly by year-end 2004.  In third quarter 2004, Aon recorded a pretax loss of $4 million on the revaluation of this business.

In second quarter 2004, Aon committed to sell its U.K. reinsurance brokerage runoff unit included in the Risk and Insurance Brokerage Services segment.  This operation was sold in early third quarter 2004 for a pretax gain of $3 million.

In first quarter 2004, Aon committed to sell certain of its U.K. claims services businesses included in the Risk and Insurance Brokerage Services segment.  The sale of these businesses was completed in early second quarter 2004.  A pretax loss of $24 million was recognized in the first and second quarter 2004.  Also during first quarter 2004, Aon sold a non-core Consulting subsidiary for a pretax gain of $5 million.

In third quarter 2003, Aon committed to sell its automotive finance servicing business, which had been in run-off since first quarter 2001.  A pretax loss on the revaluation of the business of $24 million was recorded in the third quarter 2003.  The sale was completed in fourth quarter 2003.

The operating results of all these businesses are classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2004	2003	2004	2003
Revenues:
U.K. businesses	$—	$20	$29	$58
Consulting business	—	2	—	6
Brokerage unit	1	1	3	3
Automotive finance servicing business	—	3	—	11
	$1	$26	$32	$78

Pretax gain (loss):
Operations:
U.K. businesses	$—	$(4)	$(16)	$(14)
Consulting business	—	—	—	(2)
Brokerage unit	—	(1)	(2)	(3)
Automotive finance servicing business	—	(15)	(1)	(31)
	—	(20)	(19)	(50)

Revaluation:
U.K. businesses	3	—	(21)	—
Consulting business	—	—	5	—
Brokerage unit	(4)	—	(4)	—
Automotive finance servicing business	—	(24)	—	(24)
	(1)	(24)	(20)	(24)
Total pretax loss	$(1)	$(44)	$(39)	$(74)

After-tax gain (loss):
Operations	$—	$(13)	$(12)	$(32)
Revaluation	1	(15)	(16)	(15)
Total	$1	$(28)	$(28)	$(47)

The assets and liabilities of the foregoing discontinued operations are immaterial to the condensed consolidated statements of financial position at both September 30, 2004 and December 31, 2003.

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

As of September 30, 2004, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $16 million, net of reinsurance recoverables and other assets of $79 million.

The insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures.

Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.  Based on current estimates, management believes that the established liabilities for the A&A discontinued operations are sufficient.

12.      Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost for Aon’s U.S. plans:

Third quarter ended September 30:	Pension Benefits		Other Benefits
(millions)	2004	2003	2004	2003
Service cost	$17	$13	$—	$—
Interest cost	21	20	1	2
Expected return on plan assets	(23)	(20)	—	—
Amortization of prior service cost	—	(1)	—	—
Amortization of net loss	5	3	—	—
Net periodic benefit cost	$20	$15	$1	$2

Nine months ended September 30:	Pension Benefits		Other Benefits
(millions)	2004	2003	2004	2003
Service cost	$50	$39	$2	$2
Interest cost	64	58	3	4
Expected return on plan assets	(69)	(58)	—	—
Amortization of prior service cost	(1)	(2)	—	—
Amortization of net loss	16	8	(1)	—
Net periodic benefit cost	$60	$45	$4	$6

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located in the U.K. and The Netherlands:

	Pension Benefits
	Third quarter ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2004	2003	2004	2003
Service cost	$16	$12	$48	$38
Interest cost	46	34	138	112
Expected return on plan assets	(41)	(30)	(123)	(99)
Amortization of net loss	17	13	52	43
Net periodic benefit cost	$38	$29	$115	$94

Employer Contribution

Aon previously disclosed in its 2003 financial statements that it expected to contribute $28 million in 2004 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $8 million to fund other postretirement benefit plans.  As of September 30, 2004, contributions of $2 million have been made to the U.S. pension plans and $6 million to other postretirement benefit plans.  Due to a change in U.S. pension legislation, Aon currently expects to contribute a minimum of $3 million in 2004 to its U.S. pension plans.

Aon previously disclosed in its 2003 financial statements that it expected to contribute $195 million in 2004 to its major defined benefit pension plans, including $167 million for its major international defined benefit pension plans.  Based on current rules and assumptions, Aon now plans to contribute $165 million to its major international defined pension plans during 2004.  As of September 30, 2004, $128 million has been contributed.

13.           Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $2 million) as of September 30, 2004.

	Investment Grade				Not Rated
($ in millions)	0-6 Months	6-12 Months	> 12 Months	Total	0-6 Months	6-12 Months	> 12 Months	Total	Grand Total

FIXED MATURITIES
U.S. Government & Agencies
# of positions	10	16	—	26	—	—	—	—	26
Fair Value	$98	$139	$—	$237	$—	$—	$—	$—	237
Amortized Cost	98	141	—	239	—	—	—	—	239
Unrealized Loss	—	(2)	—	(2)	—	—	—	—	(2)
States & Political Subdivisions
# of positions	1	7	1	9	—	—	—	—	9
Fair Value	$—	$22	$1	$23	$—	$—	$—	$—	$23
Amortized Cost	—	22	1	23	—	—	—	—	23
Unrealized Loss	—	—	—	—	—	—	—	—	—
Foreign Government
# of positions	31	15	12	58	—	—	—	—	58
Fair Value	$232	$142	$238	$612	$—	$—	$—	$—	$612
Amortized Cost	233	144	243	620	—	—	—	—	620
Unrealized Loss	(1)	(2)	(5)	(8)	—	—	—	—	(8)
Corporate & Asset Backed
# of positions	69	70	74	213	—	—	—	—	213
Fair Value	$143	$221	$182	$546	$—	$—	$—	$—	$546
Amortized Cost	144	225	189	558	—	—	—	—	558
Unrealized Loss	(1)	(4)	(7)	(12)	—	—	—	—	(12)
Mortgage Backed
# of positions	6	10	5	21	—	—	—	—	21
Fair Value	$6	$20	$18	$44	$—	$—	$—	$—	$44
Amortized Cost	6	20	18	44	—	—	—	—	44
Unrealized Loss	—	—	—	—	—	—	—	—	—
EQUITIES
# of positions	—	—	—	—	1	—	—	1	1
Fair Value	$—	$—	$—	$—	$2	$—	$—	$2	$2
Amortized Cost	—	—	—	—	3	—	—	3	3
Unrealized Loss	—	—	—	—	(1)	—	—	(1)	(1)

TOTAL
# of positions	117	118	92	327	1	—	—	1	328
Fair Value	$479	$544	$439	$1,462	$2	$—	$—	$2	$1,464
Amortized Cost	481	552	451	1,484	3	—	—	3	1,487
Unrealized Loss	(2)	(8)	(12)	(22)	(1)	—	—	(1)	(23)

% of Total Unrealized Loss	9%	35%	52%	96%	4%	0%	0%	4%	100%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade.  Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $22 million gross unrealized loss at September 30, 2004, excluding $2 million related to deferred amortizable derivative losses, and is subject to interest rate, market, and credit risks.

No single position had an unrealized loss greater than $1 million. With a carrying value of over $3.3 billion at September 30, 2004, our total fixed-maturity portfolio is approximately 97% investment grade based on market value.  Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non publicly-traded fixed maturity portfolio had a carrying value of $327 million, including $106 million remaining in notes received from Private Equity Partnership Structures I, LLC, (PEPS I) on December 31, 2001 related to the securitization of limited partnerships and $87 million in notes issued by PEPS I to Aon during 2004, 2003 and 2002.  Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded.  This portfolio had $1 million of unrealized loss at September 30, 2004, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon periodically reviews securities with material unrealized losses and evaluates them for other than temporary impairments. Aon analyzes various risk factors and determines if any specific asset impairments exist. If there is a specific asset impairment, Aon recognizes a realized loss and adjusts the cost basis of the impaired asset to its fair value.

Under some conditions, it is assumed that a decline in value below cost is not other-than-temporary.  This assumption is made for fixed-maturity investments with unrealized losses due to market conditions or industry-related events when the market is expected to recover, and Aon has the intent and ability to hold the investment until maturity or the market recovers, which is a decisive factor when considering an impairment loss.  If the decision that holding the investment is no longer appropriate, Aon will reevaluate that investment for other-than-temporary impairment.

Aon reviews invested assets with material unrealized losses each quarter.  Please see Note 7 to Aon’s 2003 Annual Report on Form 10-K for further information.

14.           Contingencies

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business.  The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages.  Aon has purchased errors and omissions (“E&O”) insurance and other appropriate insurance to provide protection against losses that arise in such matters.  Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals and receivables are adjusted from time to time as developments warrant.

In December 2001, Radmanovich v. Combined Insurance Company of America (CICA), a putative class action lawsuit seeking compensatory and punitive damages from CICA, was filed on behalf of former and current employees of CICA in the U.S. District Court for the Northern District of Illinois.  The action alleges discrimination against women in hiring, training and promotion and in tolerating a hostile work environment.  The lawsuit seeks to recover damages for the plaintiff and for all women who worked for CICA since April 1, 1999.  In March 2002, a second putative class action lawsuit, Palmer v. Combined, was filed against CICA in the same court, making similar allegations but seeking injunctive and punitive damages on behalf of a putative class of current CICA employees.  In August 2004, the parties to these lawsuits agreed to a settlement of these matters.  The settlement calls for Aon to pay a total of $8.5 million and to put in place certain agreed measures.  The court granted preliminary approval to the settlement on August 3, 2004 and will consider whether to grant final approval in the fourth quarter of 2004.  Aon has fully reserved the expected costs of a settlement and estimated remaining litigation costs.

On April 21, 2004, Aon received a subpoena from the Office of the Attorney General of the State of New York calling for the production of documents relating to Placement Service Agreements, Market Service Agreements and similar agreements under which insurance carriers pay compensation to Aon beyond standard commissions.  The office has subsequently issued other requests for information to Aon as part of the same inquiry.  On October 25, 2004, Aon received a subpoena from the Office of the Attorney General of Connecticut calling for the production of documents and answers to interrogatories relating to whether Aon has engaged in the practice of bid-rigging in the solicitation of insurance quotes.  Several other state departments of insurance have also issued subpoenas or requested information regarding broker compensation practices.  Aon is fully cooperating with all of these investigations.  The outcomes of these inquiries, and any fines, losses or other payments that may occur as a result, cannot be predicted at this time.

Private parties have also filed civil litigation against Aon under a variety of laws and legal theories relating, inter alia, to broker compensation practices.  As previously reported, a putative class action styled Daniel v. Affinity, has been pending in the Circuit Court of Cook County, Illinois since August 1999.  On July 28, 2004, the Court granted plaintiff’s motion for class certification.  On June 9, 2004, a putative class action styled Priority Ultrasound Services, Inc. v. Aon was filed in the United States District Court for the Western District of Tennessee.  On August 10, 2004, a putative collective action styled United Policyholders v. Aon was filed in the Superior Court of California for the County of Los Angeles under California Business and Professions Code §17200.  On August 25, 2004, a putative class action styled Opticare Health Systems v. Marsh & McLennan et al. was filed in the U.S. District Court for the Southern District of New York alleging violations of the Racketeer Influenced and Corrupt Organizations Act.  In late October and early November 2004, several putative securities class actions were filed against Aon in the United States District Court for the Northern District of Illinois.  In late October and early November 2004, several putative ERISA class actions were filed against Aon in the United States District Court for the Northern District of Illinois.  Aon believes it has meritorious defenses in all of these cases, and intends to vigorously defend itself against these claims.  The outcomes of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

In July 2004, several subsidiaries of Aon were joined as defendants in an action in a U.K. court between British Petroleum (BP) and underwriters who subscribed to policies of insurance covering various offshore energy projects on which BP and its co-venturers have incurred losses of approximately $120 million.  In the event BP does not prevail against its underwriters, BP might seek to hold Aon liable for all or part of this amount.  BP has also asserted a claim against Aon for additional losses of approximately $88 million on the same projects for which there is a lack of cover as a result of an earlier settlement between BP and other underwriters who subscribed to the same policies of insurance.  The proceedings are at an early stage.  Aon believes it has meritorious defenses to these claims, and it intends to vigorously defend itself against these claims.  The outcomes of these actions, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

15.           Subsequent Event

In early October 2004, Aon reached a definitive agreement to sell a majority interest in its Cambridge Integrated Services Group, Inc. claims administration business to Scandent Group.  The sale is expected to be completed in fourth quarter 2004.  The business comprises less than 1% of Aon’s total assets and liabilities at September 30, 2004.

ITEM 2.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into five sections.  First, key recent events are described that affected our financial results during the first nine months of 2004.  We then review our consolidated results and segments with quarter and year-to-date comparisons to last year.  Next, we cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements.  The final section addresses the factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

New York State Attorney General Investigation

Sale of Non-core Businesses

Endurance Warrants and Common Stock Investment

Run-off of Certain Operations

REVIEW OF CONSOLIDATED RESULTS

General

Consolidated Results

REVIEW BY SEGMENT

General

Risk and Insurance Brokerage Services

Consulting

Insurance Underwriting

Corporate and Other

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Financial Condition

Short-term Borrowings and Notes Payable

Stockholders’ Equity

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

New York State Attorney General Investigation

The insurance industry has recently come under significant scrutiny by various regulatory authorities.  In April 2004, the Office of the Attorney General of the State of New York began an investigation into various practices in the insurance industry, including placement service agreements, market service agreements and similar agreements under which insurance carriers pay compensation to insurance brokers, including Aon, beyond standard commissions.  The Office of the Attorney General issued subpoenas to various companies in the insurance industry, including Aon, on such agreements and on various other practices, including alleged “tying” of reinsurance, “bid rigging” and soliciting “fictitious quotes.”  Other state attorneys general and state departments of insurance have also issued subpoenas to Aon or initiated investigations concerning contingent commissions and other business practices of brokers, agents and insurers, and some state regulators have announced that they intend to promulgate new regulations or policies to govern such practices.  Similarly, regulatory authorities in other countries have expressed interest or initiated inquiries regarding such issues.  Aon is fully cooperating with all of these investigations and other activities, and has retained outside counsel to respond to the investigations and to conduct its own internal review of its compensation and other practices.

In October 2004, as part of its investigation, the Attorney General of New York filed a complaint against Marsh & McLennan Companies, Inc. and its subsidiary, Marsh Inc., alleging that Marsh committed fraud and violated New York State antitrust and securities laws.  On October 15, 2004, Marsh announced that it was suspending the use of contingent commission agreements.  Contingent commissions generally are non-service-specific, volume- or profit-based compensation arrangements between insurers and brokers.

On October 22, 2004, Aon announced that, going forward, it is terminating its contingent commission arrangements with underwriters.  Aon has begun to wind down these agreements and expects to complete the process by the end of 2004.  Aon intends to work closely with its clients, insurance carriers, regulators and others to establish a new business model that ensures appropriate linkage of compensation to specific, measurable services in a way that is transparent, accepted and understood by clients.  Other insurance brokers and insurers have also announced that they intend to terminate contingent commissions.

For the nine months ended September 30, 2004, we recorded approximately $117 million of revenue from contingent commissions, of which approximately $100 million was included in our risk and insurance brokerage services segment and approximately $17 million of which was included in our consulting segment.  We estimate that, had we continued receiving contingent commissions in the fourth quarter 2004, we would have recorded approximately $50 million of additional revenue.  The loss of revenues from these agreements will likely have a material adverse effect on our results of operations for fourth quarter 2004 and full year 2005.  As of September 30, 2004, we have $46 million of receivables recorded related to contingent commissions, which we believe we are entitled to collect.

For nine months 2004, we also received approximately $91 million of other compensation for services to underwriters, all of which is included in our risk and insurance brokerage services segment.  This other compensation includes activities in which we act as the agent for carriers such as affinity program management, managing general underwriting and wholesale brokerage.  In addition, this includes compensation for specific services as is customary in certain markets outside the United States.  As insurance carriers have effectively chosen to outsource this work to us, we expect these arrangements to continue in substance, although the method of compensation may change.

The outcomes of these investigations and the ultimate impact on the insurance and insurance brokerage industries, including Aon, cannot be determined at this time.  Although no state or federal regulatory authority has charged Aon with violating any law or legal duty at this time, the various investigations could result in fines, restitution, disgorgement or other payments to regulatory authorities; increased legal costs; additional private litigation, which could in turn result in settlements or judgments; and, as is discussed in greater detail elsewhere in this document, adverse effects on Aon’s cash flow or liquidity.

Sale of Non-core Businesses

Beginning in late 2003, we began selling certain non-core businesses.  In third quarter 2003, we committed to sell our automotive finance servicing business, which had been in run-off since first quarter 2001.  The sale was completed in fourth quarter 2003.  In first quarter 2004, we committed to sell certain of our U.K. claims services businesses.  The sale of these businesses was completed in early second quarter 2004.  We also sold a small non-core Consulting subsidiary in first quarter 2004.  In second quarter 2004, we committed to sell our U.K. reinsurance brokerage runoff unit.  This operation was sold in early third quarter 2004.  In third quarter 2004, we committed to sell a small non-core U.S. brokerage unit.  We anticipate that this sale will be completed within the next twelve months, and possibly by year-end 2004.

The operating results of these businesses are classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2004	2003	2004	2003
Revenues	$1	$26	$32	$78
Pretax loss:
Operations	$—	$(20)	$(19)	$(50)
Revaluation	(1)	(24)	(20)	(24)
Total	$(1)	$(44)	$(39)	$(74)
After-tax income (loss):
Operations	$—	$(13)	$(12)	$(32)
Revaluation	1	(15)	(16)	(15)
Total	$1	$(28)	$(28)	$(47)

See Note 11, “Discontinued Operations”, for further information.

In early October 2004, we reached a definitive agreement to sell a majority interest in our Cambridge Integrated Services Group, Inc. claims administration business to Scandent Group.  The sale is expected to be completed in fourth quarter 2004.  We continue to evaluate strategic options within our portfolio of other non-core businesses.  Certain amounts in prior year’s condensed consolidated financial statements relating to segments and discontinued operations have been reclassified to conform to the 2004 presentation.

Endurance Warrants and Common Stock Investment

In December 2001, Aon invested $227 million in Endurance Specialty Holdings, Ltd. (Endurance), a Bermuda-based insurance and reinsurance company that provides additional underwriting capacity to commercial property and casualty insurance and reinsurance clients.  As of September 30, 2004 and December 31, 2003, the carrying value of our common stock investment in Endurance was $292 million and $298 million, representing approximately 9.9 million and 11.3 million shares, respectively.  During first quarter 2004, we sold approximately 1.4 million shares of Endurance stock for a pretax gain of $11 million, which is included in investment income in the Corporate and Other segment.

In conjunction with the initial common stock investment, we received 4.1 million stock warrants, which allow us to purchase additional Endurance common stock through December 2011.  These warrants meet the definition of a derivative, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings each quarter.

Through December 31, 2002, these warrants had been carried at zero value, which approximated their original cost.  In first quarter 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants.  We determined that the warrants had a fair value of approximately $71 million, $80 million and $64 million as of September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

This change in value was recognized in investment income in the Corporate and Other segment.  The future value of the warrants may vary considerably from the value at September 30, 2004 given the inherent volatility of the underlying shares, as well as the passage of time, and changes in other factors used in the valuation model  (see Note 1 for further information related to the valuation of the warrants).

Run-off of Certain Operations

We are pursuing a “back-to-basics” strategy in the accident and health insurance business, focusing on core products and regions.  In February 2003, we announced that we would be placing our accident and health insurance underwriting operations in Mexico, Argentina and Brazil in run-off.  These lines of business generated minimal revenue and less than $1 million of pretax loss in third quarter 2004, compared to $3 million of revenue and less than $1 million of pretax loss in the same period last year.  Year-to-date 2004 revenues generated were $2 million, along with $3 million of pretax losses, compared to $11 million of revenues and pretax losses of $5 million during the prior year.

Also in 2003, we decided to run-off certain non-core special risk accident and health business in the United Kingdom. For the first nine months 2004, this business generated $18 million of revenues with $7 million of pretax income, versus $26 million of revenue and pretax income of $2 million in 2003.

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

The supplemental organic revenue growth information does not affect net income or any other GAAP reported figures.  It should be viewed in addition to, not in lieu of, our condensed consolidated statements of income.  Industry peers provide similar supplemental information about their revenue performance, although they do not necessarily make identical adjustments.

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

Certain tables in the segment discussions show a reconciliation of organic revenue growth percentages to the reported revenue growth percentages for the segments and sub-segments.  We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures, and transfers of business units, which represent the most significant reconciling items.  Other reconciling items are generally not significant individually, or in the aggregate, and are therefore totaled in an “all other” category.  If there is a significant individual reconciling item within the “all other” category, we provide additional disclosure in a footnote.

The following table and commentary provide selected consolidated financial information.

	Third quarter ended			Nine months ended
(millions)	Sept. 30, 2004	Sept. 30, 2003	Percent Change	Sept. 30, 2004	Sept. 30, 2003	Percent Change
Revenue:
Brokerage commissions and fees	$1,657	$1,638	1%	$5,207	$4,977	5%
Premiums and other	693	673	3	2,101	1,940	8
Investment income	52	57	(9)	202	225	(10)
Total consolidated revenue	2,402	2,368	1	7,510	7,142	5

Expenses:
General expenses	1,787	1,718	4	5,442	5,164	5
Benefits to policyholders	379	367	3	1,154	1,037	11
Interest expense	32	24	33	101	79	28
Amortization of intangible assets	16	17	(6)	43	43	—
Unusual charges-World Trade Center	—	—	—	—	46	(100)
Total expenses	2,214	2,126	4	6,740	6,369	6
Income from continuing operations before income tax and minority interest	$188	$242	(22)%	$770	$773	—%
Pretax margin-continuing operations	7.8%	10.2%		10.3%	10.8%

Consolidated Results

Revenue

Total revenue in the quarter rose 1% to $2.4 billion, and increased 5% in the first nine months to $7.5 billion.  The higher revenue for both periods is primarily due to a favorable impact from foreign exchange rates of $82 million or 3% for the quarter, and $306 million or 4% year-to-date.

In addition, a year-to-date increase in premiums and other, which is primarily related to insurance underwriting operations, also reflects changes in a reinsurance program for a specialty accident and health line and revenue growth from our specialty property and casualty and core accident & health and life businesses.

For the quarter, brokerage commission and fees, excluding the impact of foreign exchange rates, decreased from last year due to a 3% decline in organic revenue growth in our risk and insurance brokerage services segment.  For nine months 2004, excluding the impact of foreign exchange rates, brokerage commissions and fees were even with 2003.

Investment income includes related investment expenses and income or loss on disposals and impairments.  Investment income decreased $5 million and $23 million from third quarter and first nine months 2003, respectively.  The decline for both periods primarily reflects a decrease in the fair value of Endurance stock warrants.  Partially offsetting this decline were lower impairment write-downs in 2004.  The year-to-date variance was also impacted by the sale of 1.4 million shares of Endurance common stock in first quarter 2004, which generated a pretax profit of $11 million.

Expenses

For third quarter 2004, total expenses increased 4% over the same period last year to $2.2 billion.  General expenses increased $69 million or 4%, primarily reflecting the impact of foreign exchange rates. On a comparable currency basis, general expenses increased 1% as expense management helped mitigate the impact of weak revenues.  Benefits to policyholders increased $12 million to $379 million due to new business volume plus a slight shift in business mix to products with higher benefit payout ratios. Last year’s expense was impacted by $21 million due to reserve strengthening related to issues surrounding National Program Services, Inc. (NPS).  (See the Insurance Underwriting section below for further information.)  Interest expense increased $8 million.  This increase was principally the result of the adoption of FIN 46 on December 31, 2003 which required the deconsolidation of our trust preferred capital securities, and which was offset by an increase in notes payable.  Interest expense on these additional notes payable is $14 million for third quarter 2004.  Absent this item, interest expense declined $6 million due principally to a reduction in debt levels.

For first nine months 2004, general expenses increased 5% from the previous year to $5.4 billion, principally as a result of the impact of foreign exchange rates and higher pension plan costs for our major plans of $36 million.  Benefits to policyholders rose $117 million due to new business volume plus a change in mix to products with higher benefit payout ratios.  Interest expense rose $22 million, reflecting an increase of $43 million due to the adoption of FIN 46.  Absent this item, interest expense declined due principally to a reduction in debt levels.  Year-to-date 2003 results included the impact of a $46 million unusual charge related to the assignment to a third party of temporary office space secured in Manhattan after the World Trade Center was destroyed.

Income from Continuing Operations Before Income Tax and Minority Interest

Income from continuing operations before income tax and minority interest decreased $54 million to $188 million in third quarter 2004 from $242 million last year.  For first nine months 2004, income from continuing operations before income tax and minority interest was $770 million, a decrease of $3 million from the previous year.  The margin in Risk and Insurance Brokerage Services was negatively impacted for both periods by our reinsurance and international retail operations and, for the quarter, by our claims services business.  Improvement in the Consulting segment margin for both periods was primarily driven by better results in human resource outsourcing and better expense management.  The outsourcing business suffered from depressed margins in 2003 but is expected to provide increasingly favorable returns over the remaining life of a large multi-year human resource agreement.  The margin improvement in Insurance Underwriting  for the quarter was driven by the negative impact that NPS reserve strengthening had on last year’s results.  Year-to-date, the lower margins were due to declines in certain warranty and credit businesses.

Income Taxes

The effective tax rate for continuing operations was 36% for both third quarter and first nine months 2004, versus 37% for the comparable periods in 2003.  The decrease in the 2004 rate is primarily attributable to improved tax management.  The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Income from Continuing Operations

Income from continuing operations for third quarter 2004 decreased to $121 million ($0.38 and $0.36 per basic and dilutive share, respectively) from $143 million ($0.45 per basic and dilutive share) in 2003.  For first nine months 2004, income from continuing operations increased to $493 million ($1.54 and $1.48 per basic and dilutive share, respectively) from $460 million ($1.45 per basic and dilutive share) the previous year.  After netting the effect of currency hedges, the positive impact of foreign exchange rates for both basic and dilutive shares was approximately $0.02 and $0.14 for the third quarter and first nine months 2004, respectively, compared to $0.02 and $0.08 for the corresponding periods in 2003.  Dividends paid for the redeemable preferred stock have been deducted from net income to compute income per share.  Dilutive shares outstanding for third quarter and first nine months 2004 were increased by 14 million and 9 million, respectively, to reflect the possible conversion of Aon’s 3.5% convertible debt securities, due to Aon’s common stock exceeding a threshold price for more than 20 of the last 30 trading days in first and second quarter 2004.  After-tax interest expense on these debt securities has been added back to income from continuing operations when calculating the dilutive income per share.  The inclusion of these shares diluted our reported earnings per share by $0.01 and $0.03 for third quarter and nine months 2004, respectively (see Note 3 for further information).

Discontinued Operations

Third quarter 2004 pretax losses from discontinued operations include the loss on the pending sale of a small non-core U.S. brokerage unit of $4 million.  Current quarter’s results also include a pretax gain on the sale of our U.K. reinsurance brokerage runoff unit of $3 million.  In third quarter 2003, the pretax loss from these operations, along with our U.K. claims services business, was $5 million.

Third quarter and nine months 2003 discontinued operations also included a pretax loss of $39 million and $55 million, respectively, related to the December 2003 sale of our automotive finance servicing business.  The pretax loss in the third quarter and first nine months 2004 was minimal.

On a year-to-date basis, the 2004 pretax loss for all discontinued operations was $39 million, versus $74 million in 2003.  Included in nine months 2004 results are pretax operating losses of $19 million as well as a net loss on the disposal of the businesses of $20 million.

See Note 11 for further information.

REVIEW BY SEGMENT

General

Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting (see Note 5). Aon’s operating segments are identified as those that:

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

The following table and commentary provide selected financial information on the operating segments.

	Third quarter ended		Nine months ended
(millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Operating segment revenue: (1)
Risk and Insurance Brokerage Services	$1,344	$1,349	$4,240	$4,107
Consulting	300	284	906	856
Insurance Underwriting	779	742	2,365	2,143
Income before income tax:
Risk and Insurance Brokerage Services	$144	$192	$600	$609
Consulting	29	20	83	63
Insurance Underwriting	67	58	193	185
Pretax Margins:
Risk and Insurance Brokerage Services	10.7%	14.2%	14.2%	14.8%
Consulting	9.7%	7.0%	9.2%	7.4%
Insurance Underwriting	8.6%	7.8%	8.2%	8.6%

(1)          Intersegment revenues of $15 million and $49 million were included in third quarter and first nine months 2004, respectively.  Intersegment revenues of $21 million and $49 million were included in third quarter and first nine months 2003, respectively.  See Note 5 for further information.

The following chart reflects investment income earned by the operating segments, which is included in the foregoing results.

	Third quarter ended		Nine months ended
(millions)	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Risk and Insurance Brokerage Services	$25	$15	$57	$53
Consulting	1	—	2	1
Insurance Underwriting – including deposit-type contracts	32	28	95	86

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

Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.  Higher premium rates, or a “hard market,” generally result in increased commission revenues.  Conversely, lower rates generally result in lower commission revenues.  In the aftermath of the attacks of September 11, 2001, there was an unprecedented increase in premium rates.  In recent months, however, the rate of increase in premiums in the property and casualty marketplace has leveled off, or, in many instances, to decline.  The rate trend downward varies by line of business, area of the world, and when each line of business began its downward trend.  This trend may have an impact on brokers’ ability to experience revenue growth.

Risk and Insurance Brokerage Services generated approximately 56% of Aon’s total operating segment revenues for both third quarter and first nine months 2004.  Revenues are generated primarily through:

•                  commissions and fees paid by insurance and reinsurance companies

•                  fees paid by clients

•                  certain other carrier compensation, including compensation paid by insurance companies for services provided

•                  interest income on funds held on behalf of clients.

As noted earlier, we announced on October 22, 2004, that we were terminating arrangements under which we accept contingent commissions from underwriters, and that we expect to unwind these agreements by the end of 2004.  However, other compensation for services to underwriters would continue to be received.

Our revenues vary from quarter to quarter throughout the year as a result of:

•                  how our clients’ policy renewals are timed

•                  the net effect of new and lost business

•                  the timing of services provided to our clients

•                  the income we earn on investments, which is heavily influenced by short-term interest rates.

With the exception of discretionary employee incentives, expenses generally tend to be more uniform throughout the year.

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

We review our product revenue results using the following sub-segments:

•                  Risk Management and Insurance Brokerage – Americas (Brokerage – Americas) encompasses our retail and wholesale brokerage services, affinity products, managing general underwriting, placement and captive management services and premium finance services in North and South America, the Caribbean and Bermuda.

•                  Risk Management and Insurance Brokerage – International (Brokerage – International) offers similar products and services to the rest of the world not identified above.

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

Revenue

Third quarter 2004 Risk and Insurance Brokerage Services revenue was $1.3 billion, approximately equal to third quarter 2003 revenues.  Excluding the effect of foreign exchange rates, revenue declined 3% from last year.  Year-to-date, revenues of $4.2 billion grew 3% over the previous year.  Revenues declined 2% for the first nine months 2004 on a comparable currency basis.  Operating revenue, on an organic basis, declined approximately 3% for the third quarter, influenced by softening premium rates and lower new business production, but was flat for the first nine months.

Investment income for this segment increased $10 million for the third quarter and $4 million for the first nine months 2004.  This improvement in the quarter was driven by an increase in average short-term interest rates and the favorable impact of foreign exchange rates.  The year-to-date improvement was all due to a weaker dollar.  Absent this foreign exchange impact, income declined $5 million due to a lower investment base.

These charts detail Risk and Insurance Brokerage Services revenue by product sub-segment.

(millions) Third quarter ended Sept. 30	2004	2003	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Risk Management and Insurance Brokerage – Americas	$558	$561	(1)%	—%	—%	—%	(1)%
Risk Management and Insurance Brokerage – International	512	478	7	8	1	1	(3)
Reinsurance Brokerage and Related Services	219	225	(3)	4	—	(2)	(5)
Claims Services	55	85	(35)	—	(25)	5	(15)
Total revenue	$1,344	$1,349	—%	3%	(1)%	1%	(3)%

(millions) Nine months ended Sept. 30	2004	2003	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Risk Management and Insurance Brokerage — Americas	$1,686	$1,656	2%	1%	—%	—%	1%
Risk Management and Insurance Brokerage — International	1,719	1,509	14	10	1	1	2
Reinsurance Brokerage and Related Services	662	681	(3)	5	—	(3)	(5)
Claims Services	173	261	(34)	—	(25)	4	(13)
Total revenue	$4,240	$4,107	3%	5%	(1)%	(1)%	—%

In Brokerage - Americas, both periods saw declines in wholesale brokerage, premium financing and underwriting management business.  Year-to-date, retail was up on increased client retention and fees and higher non-recurring business, but was flat for the quarter.

Brokerage - International revenue increased as a result of a favorable foreign exchange impact.  While organic revenue growth for nine months was 2%, it declined 3% for the quarter due primarily to shortfalls in the U.K.

For both periods, reinsurance revenue declined despite favorable foreign exchange rates.  Lower renewal business and declining prices in the U.S. plus declining prices, higher risk retention and slower new business growth in the International areas drove the decrease.

Claims revenue decreased for both periods as a result of the sale of one of our U.K. claims services businesses during first quarter 2004, along with a decline in the U.S.

This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	Third quarter ended			Nine months ended
(millions)	Sept. 30, 2004	Sept. 30, 2003	Percent Change	Sept. 30, 2004	Sept. 30, 2003	Percent Change

United States	$586	$606	(3)%	$1,778	$1,795	(1)%
United Kingdom	256	279	(8)	745	805	(7)
Continent of Europe	256	230	11	981	843	16
Rest of World	246	234	5	736	664	11
Total revenue	$1,344	$1,349	—%	$4,240	$4,107	3%

For both periods:

•                  U.S. revenue declined slightly from last year as increased client retention and fees in the retail business was offset by lower renewal business and declining prices in U.S. reinsurance and declines in the claims services business.

•                  U.K. revenues decreased despite the favorable impact of foreign exchange rates.  Both the retail and reinsurance sectors declined, primarily as a result of decreased prices, higher risk retention and slower than anticipated growth of new business.  In addition, revenue declined due to the sale in first quarter 2004 of one of our U.K. claims services businesses.

•                  Continent of Europe revenue increased due to positive impacts of currency exchange rates and organic revenue growth reflective of new business, especially in Italy and Germany, and for nine months only, France.

•                  Rest of World revenue increased due to the positive impact of currency exchange rates plus increases in Canada and Brazil.

Income Before Income Tax

Pretax income decreased $48 million from third quarter 2003 to $144 million.  Pretax margins in this segment were 10.7% and 14.2% for third quarter 2004 and 2003, respectively.  Year-to-date, pretax income was $600 million, a 1% decrease from the previous year.  For first nine months 2004, pretax margins decreased from 14.8% to 14.2%.  The decline in pretax income and margins, after considering the favorable impact of foreign exchange rates, was due principally to revenue declines in our reinsurance (quarter and year-to-date) and international retail (quarter only) businesses, especially in the U.K., as well as claims services.  The U.K.’s results were also impacted by rising pension costs, but these expenses were offset by foreign exchange hedging gains.  Expenses on an organic basis rose 2% for the quarter and 1% year-to-date, principally driven by increased pension costs in our major plans. Third quarter 2003 results were adversely impacted by a $7 million stock-based incentive adjustment.

Consulting Business

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  This segment:

•                  provides a full range of human capital consulting services, from employee benefits to compensation consulting

•                  generated 12% of Aon’s total operating segment revenue in third quarter and first nine months 2004.

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

3.               Compensation focuses on designing salary, bonus, commission, stock option and other pay structures, with special expertise in the financial services and technology industries.

4.               Management Consulting assists clients in process improvement and design, leadership, organization and human capital development, and change management.

5.               Communications advises clients on how to communicate initiatives that support their corporate vision.

Revenues in the Consulting segment are affected by changes in clients’ industries, including government regulation, as well as new products and services, the state of the economic cycle, broad trends in employee demographics and the management of large organizations.

Revenue

Third quarter 2004 revenue increased 6% from last year to $300 million.  Excluding foreign currency exchange rate translation, the growth rate was 3%.  For first nine months 2004, revenue of $906 million represents a 6% increase over the prior year.  Year-to-date, on a comparable currency basis, revenues rose 2%.  Revenue on an organic basis was 2% for the third quarter and 1% for first nine months 2004.

These charts detail Consulting revenue by product sub-segment.

Third quarter ended Sept. 30			Percent	Less: Currency	Less: Acquisitions, Divestitures	Less: All	Organic Revenue
(millions)	2004	2003	Change	Impact	& Transfers	Other	Growth

Benefits, compensation, management and communications consulting	$229	$214	7%	3%	1%	(1)%	4%
Human resource outsourcing	71	70	1	3	—	1	(3)
Total revenue	$300	$284	6%	3%	1%	—%	2%

Nine months ended Sept. 30			Percent	Less: Currency	Less: Acquisitions, Divestitures	Less: All	Organic Revenue
(millions)	2004	2003	Change	Impact	& Transfers	Other	Growth

Benefits, compensation, management and communications consulting	$684	$647	6%	4%	—%	1%	1%
Human resource outsourcing	222	209	6	3	4	(1)	—
Total revenue	$906	$856	6%	4%	1	—%	1%

For both periods:

•                  the increase in benefits, compensation, management and communication consulting revenue was driven by the positive impact of foreign currency exchange rates, along with growth in our international operations.

•                  Human resource outsourcing revenue improvement was primarily due to the positive impact of foreign exchange rates.  In addition, the transfer of Canada outsourcing from the benefits, compensation, management and communication consulting sub-segment was a positive impact for the year-to-date period.

This chart details Consulting revenue by geographic area.

	Third quarter ended			Nine months ended
(millions)	Sept. 30, 2004	Sept. 30, 2003	Percent Change	Sept. 30, 2004	Sept. 30, 2003	Percent Change

United States	$188	$189	(1)%	$553	$555	—%
United Kingdom	52	43	21	154	131	18
Continent of Europe	33	27	22	115	96	20
Rest of World	27	25	8	84	74	14
Total revenue	$300	$284	6%	$906	$856	6%

For both periods:

•      U.S. revenues were essentially flat as a slight increase in compensation offset a decline in employee benefits consulting.

•      U.K., Continent of Europe and Rest of World revenues increased $17 million for the quarter and $52 million year-to-date as the result of favorable currency exchange impacts and gains in the U.K., The Netherlands and France.

Income Before Income Tax

Pretax income was $29 million, a 45% increase from last year.  In third quarter 2004, pretax margins in this segment were 9.7%, up from 7.0% in 2003.  Year-to-date, pretax income of $83 million represents a $20 million improvement from 2003.  Pretax margins for the first nine months were 9.2% compared with 7.4% last year.  For both periods, these increases were driven by improvements in human resource outsourcing and international consulting practices.  The improvement is attributed to better expense management and improved profitability of the large human resource outsourcing contract initiated in mid 2002.  The year-to-date improvement was helped by a favorable foreign exchange rate impact.  Pretax income in third quarter 2003 was adversely impacted by a $3 million stock-based incentive adjustment.

Insurance Underwriting

The Insurance Underwriting segment:

•      provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily through more than 7,300 career insurance agents working for our subsidiaries.  The products are marketed on an industrial and worksite basis.  Located in over ten countries around the world, our revenues are affected by our success in attracting and retaining these career agents.  The agency force turnover has remained fairly stable over time.  The sales management team is a strength that enables the recruiting model to remain effective.

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

•      offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies

•      provides the administration of certain extended warranty services on automobiles, electronic goods, personal computers and appliances

•      has operations in the United States, Canada, Latin America, Europe and Asia/Pacific

•      generated 32% of Aon’s total operating segment revenue for both third quarter and first nine months 2004.

In the accident, health and life operations, we provide an array of accident, sickness, short-term disability and other supplemental insurance products.  Most of these products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

We have:

•      implemented a “back-to-basics” strategy in 2003, focusing on products and regions with predictable cash flows and the best return on investment

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

Revenue in third quarter 2004 was $779 million, an increase of 5% over the same period in 2003.  Excluding the effect of foreign exchange rate translation, revenue rose by 2% for the quarter.  Year-to-date, revenues of $2.4 billion in 2004 rose 10% over 2003.  On a comparable currency basis, 2004 revenues increased 6% over last year.

These charts detail Insurance Underwriting revenue by product sub-segment:

Third quarter ended Sept. 30 (millions)	2004	2003	Percent Change	Less: Currency Impact	Less: All Other (1)	Organic Revenue Growth

Accident & health and life	$423	$416	2%	4%	2%	(4)%
Warranty, credit and property & casualty	356	326	9	3	5	1
Total revenue	$779	$742	5%	3%	3%	(1)%

(1)   The difference between written and earned premiums and fees, as a percentage change, was 2% for accident & health and life, 3% for warranty, credit and property & casualty and 3% for total revenue.

Nine months ended Sept. 30 (millions)	2004	2003	Percent Change	Less: Currency Impact	Less: All Other (1)	Organic Revenue Growth

Accident & health and life	$1,289	$1,192	8%	4%	9%	(5)%
Warranty, credit and property & casualty	1,076	951	13	4	1	8
Total revenue	$2,365	$2,143	10%	4%	5%	1%

(1)   The difference between written and earned premiums and fees, as a percentage change, was 3% for accident & health and life, (1)% for warranty, credit and property & casualty and 1% for total revenue.  In addition, a change in accounting for a reinsurance contract in the U.S. (see below), as a percentage change, was 6 % for accident & health and life and 3% for total revenue.

For both periods:

•      Revenue increased within accident & health and life as a result of favorable foreign exchange rates.  In addition, for the year-to-date period, revenue rose due to changes in a reinsurance program for a specialty accident and health line.  Partially offsetting this increase was the planned reductions in our runoff businesses.

•      Growth within warranty, credit and property & casualty was driven by new programs added in the U.S., higher property and casualty revenues, increases in international credit and warranty programs plus favorable foreign exchange rates.

Reported revenue in the quarter was $26 million lower as a result of a book of U.K. specialty accident and health business that was placed in run-off.  This business was ceded to a third party in second quarter 2003.  In third quarter 2003, the contract was reversed, and the business placed in runoff.  This was largely offset by a $23 million increase in reported revenue due to changes in a reinsurance program for a specialty accident and health line noted above.

This chart details Insurance Underwriting revenue by geographic area.

	Third quarter ended			Nine months ended
(millions)	Sept. 30, 2004	Sept. 30, 2003	Percent Change	Sept. 30, 2004	Sept. 30, 2003	Percent Change

United States	$530	$490	8%	$1,584	$1,467	8%
United Kingdom	102	133	(23)	357	335	7
Continent of Europe	75	54	39	203	154	32
Rest of World	72	65	11	221	187	18
Total revenue	$779	$742	5%	$2,365	$2,143	10%

For both periods:

•      U.S. revenue increased as a result of changes in a reinsurance contract and slight improvements in accident & health and life’s core business, along with growth in construction group and warranty programs, which more than offset lower results in discontinued programs.

•      Continent of Europe and Rest of World showed significant improvement as compared to the prior year primarily as the result of positive foreign exchange gains and new credit and warranty programs.

The U.K.’s quarterly comparison was negatively impacted by the inclusion in 2003 of nine months of revenue from a book of specialty accident and health business discussed above.  The difference between years was $22 million.  For nine months 2004, revenues improved due to favorable foreign exchange rates and new programs.

Our Latin America accident and health insurance underwriting operations, our U.S. large employer group life business and our U.K. non-core special risk accident and health business generated approximately $20 million of revenue and $2 million of pretax income during the first nine months 2004 compared to $38 million in revenue and $4 million of pretax losses in 2003.

Income Before Income Tax

For third quarter 2004, pretax income increased $9 million from the prior year to $67 million.  Pretax margins for this segment rose to 8.6% from 7.8%.  Year-to-date, pretax income of $193 million increased 4% over 2003.  However, pretax margins for this segment fell to 8.2% from 8.6% last year.

Reasons for the improvement in pretax income for both periods include:

•      the impact last year for reserves set up for NPS.  This account underwent an actuarial review in 2003.  Assumptions such as historical loss development patterns and the expected ultimate loss ratio were reviewed.  This review resulted in reserve strengthening of $21 million, mainly to accident years 2001 and 2002.  This adjustment covers future payments expected to occur over a five to seven year pay out pattern.

•      higher investment income due to changes in the investment portfolio resulting in longer duration and higher returns

•      favorable foreign exchange rates.

The improvement was partially offset by:

•      increased benefits to policyholders due to a slight shift in business mix to products with higher benefit payout ratios in the accident & health and life core businesses

•      deterioration of the auto credit results due to continuing de-emphasis of some credit products by auto dealerships

•      declines in U.S. electronic warranty due to discontinued programs, and on a year-to-date basis, losses related to a European electronic warranty program of $3 million.

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

Corporate and Other segment revenue includes income from Endurance common stock, accounted for on the equity method, and changes in the valuation of Endurance warrants.  Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through the Corporate and Other segment.

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

•      review invested assets with material unrealized losses each quarter.  (See Note 13 for additional information regarding other-than-temporary impairments.)

This chart shows the components of Corporate and Other revenue and expenses:

	Third quarter ended			Nine months ended
(millions)	Sept. 30, 2004	Sept. 30, 2003	Percent Change	Sept. 30, 2004	Sept. 30, 2003	Percent Change
Revenue:
Income from marketable equity securities and other investments:
Income (loss) from change in fair value of Endurance warrants	$(13)	$(2)	N/A %	$(9)	$64	N/A %
Equity earnings – Endurance	4	8	(50)	38	28	36
Other	2	6	(67)	7	9	(22)
	(7)	12	N/A	36	101	(64)
Limited partnership investments	—	1	(100)	6	1	500
Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	—	—	—	11	—	N/A
Impairment write-downs	—	(1)	N/A	(2)	(34)	N/A
Other	1	2	(50)	(3)	17	N/A
	1	1	—	6	(17)	N/A
Total revenue	(6)	14	N/A	48	85	(44)

Expenses:
General expenses	14	18	(22)	53	44	20
Interest expense	32	24	33	101	79	28
Unusual charges – World Trade Center	—	—	—	—	46	(100)
Total expenses	46	42	10	154	169	(9)
Loss before income tax	$(52)	$(28)	N/A	$(106)	$(84)	N/A %

Revenue

Corporate and Other revenue was a negative $6 million in third quarter 2004, compared to revenue of $14 million last year.  Year-to-date, revenue declined $37 million to $48 million.  For both periods, the decrease reflects a decline in the value of Endurance warrants. The quarterly decline was also due to lower equity earnings from our investment in Endurance common stock.  Partially offsetting this for the first nine months 2004 was the sale of approximately 1.4 million shares of Endurance stock in first quarter 2004, which generated an $11 million pretax gain.  In addition, revenue for the year-to-date period was affected by reduced impairment write-downs.

Loss Before Income Tax

Corporate and Other expenses were $46 million for third quarter 2004, an increase of $4 million from the comparable period in 2003.  General expenses were $14 million in third quarter 2004 versus $18 million last year reflecting higher occupancy costs, along with expenses incurred in implementing Sarbanes-Oxley requirements, which was more than offset by a $7 million provision for the settlement of a shareholders class action suit in 2003.  Interest expense for the period increased $8 million to $32 million.  This increase is primarily due to the adoption at December 31, 2003 of FIN 46.  As a result of the adoption, we were required to deconsolidate our trust preferred capital securities, which were offset by an increase in notes payable.  Interest expense on these notes payable was $14 million for the quarter.  Absent that item, interest expense declined $6 million due principally to a reduction in debt levels.

For first nine months 2004, Corporate and Other expenses were $154 million, an improvement of $15 million over last year.  This decrease is due to $46 million of expenses in 2003 related to the assignment to a third party of temporary office space secured in Manhattan after the World Trade Center was destroyed, which more than offset increases in interest and general expenses in 2004.  Interest expense rose $22 million due to a $43 million increase reflecting the adoption of FIN 46.  This increase was partially negated by a reduction in debt levels.  General expenses rose $9 million due to higher occupancy and compensation costs.

These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $52 million in third quarter 2004 versus a loss of $28 million in the same period last year.  On a year-to-date basis, Corporate and Other pretax loss was $106 million versus a loss of $84 million in 2003.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for nine months 2004 and 2003 can be viewed as follows:

	Nine months ending September 30,
(millions)	2004	2003
Underwriting operating cash flows	$352	$253
Funds held on behalf of brokerage and consulting clients	(56)	300
All other operating cash flows	595	549
Cash provided by operating activities	$891	$1,102

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident and health, credit, warranty, and property and casualty businesses.  These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $352 million for nine months 2004 compared to $253 million for the same period in 2003.  For 2004, operating cash flows, analyzed by major income statement component, indicated that premiums and other fees collected, net of reinsurance, were $2,317 million.  Investment income and other miscellaneous income received was $114 million.  These revenues were used primarily to pay claims and other cash benefits of $1,036 million, commission and general expenses of $995 million, and taxes of $48 million.

The comparable 2003 premiums and other fees collected, net of reinsurance, were $2,186 million.  Investment income and other miscellaneous income received was $93 million.  Payments included claims and other cash benefits of $986 million, commission and general expenses of $980 million, and taxes of $60 million.

The operating cash flows will be invested and used to satisfy future benefits to policyholders, and when appropriate, made available to dividend to the Aon parent company (Aon Parent).  In second quarter 2004, Combined Insurance Company of America (CICA), one of our major insurance underwriting subsidiaries, declared and made a non-cash dividend of $71 million to Aon Parent.

Assets supporting policyholder liabilities are generally invested in highly liquid and marketable investment grade securities.  These invested assets are subject to limitations promulgated in the insurance codes set forth by the state of domicile of each insurance subsidiary.  The state insurance codes restrict the quantity and quality of various types of assets within the portfolios.

Our insurance subsidiaries’ policy liabilities are segmented among multiple accident and health and property casualty portfolios.  Those portfolios have widely varying estimated durations and interest rate characteristics.  Generally, policy liabilities are not subject to interest rate volatility disintermediation risk.  Therefore, asset and policy liability duration in many of the portfolios are not closely matched.  Interest rate sensitive policy liabilities are generally supported by floating rate assets.

Funds held on behalf of clients

In our risk and insurance brokerage and consulting businesses, we hold funds on behalf of clients typically as a result of premiums received from clients that are in transit to insurers and claims due to clients that are in transit from insurers.  Premiums which are held on behalf of, or due from, clients are reported as assets with a corresponding liability due to the insurer.  Claims held by, or due to, us which are due to clients are also shown as both assets and liabilities.

These client held funds can fluctuate significantly between periods due to the timing of collection of the cash from the client and the remittance of premiums to the insurance carrier.

All Other operating cash flows

The operating cash flow from our risk and insurance brokerage services and consulting segments, as well as related corporate items, was $595 million for nine months 2004 compared to $549 million for the comparable period in 2003.  These balances exclude the change in funds held on behalf of clients from year-end of approximately $(56) million in 2004 and $300 million in 2003 as described above.  The operating cash flows are influenced by the timing of receipts and payments related to revenues, incentive compensation, other operating expenses, and income taxes.

The net increase in all other operating cash of $46 million was affected by two non-recurring items.  In third quarter 2004, with the redesign of our employer sponsored life insurance programs, Aon collected cash of $55 million from the surrender of employee life insurance policies.  Included in the prior year’s cash flow was an unusual World Trade Center cash charge, net of tax, of $27 million related to redundant office space. Adjusting for these items, our operating cash flows are comparable year over year.

Excess cash generated by our brokerage and consulting businesses is utilized by Aon Parent to meet its liquidity needs, which consist primarily of servicing its debt and for paying dividends to its stockholders.

Investing and Financing Activities

The consolidated cash flow from operations (net of funds held on behalf of clients) of $891 million was used for investing activities of $726 million and financing needs of $308 million.  The cash flows used by investing activities included purchases of investments, net of sales, of $728 million and acquisitions, principally made by our international brokerage operations, of $59 million.  Additionally, our investing activities included capital expenditures, net of disposals, of $43 million, and proceeds from the sale of operations of $48 million.  Financing uses included cash dividends paid to shareholders of $144 million, long-term debt repayments, net of issuances, of $195 million, and net issuances of short-term debt of $13 million.

Financial Condition

Since year-end 2003, total assets decreased $456 million to $26.6 billion.

Total investments at September 30, 2004 increased $870 million to $8.2 billion from December 31, 2003.   The increase is due in part to an increase in short-term investments of $258 million.  In addition, fixed maturities increased $587 million during the first nine months to $3.3 billion.  The increase was due to market gains and positive cash flows in our underwriting units, along with an increase of $45 million related to the adoption of SOP 03-1 in first quarter 2004 (see Note 2).  Our total fixed-maturity portfolio is approximately 97% investment grade based on market value.

The following chart details our investments by type at September 30, 2004:

(millions)	Amount Shown in Statement of Financial Position	Percentage of Total Investments

Fixed maturities - available for sale:
U.S. government and agencies	$430	5%
States and political subdivisions	102	1
Debt securities of foreign governments not classified as loans	1,355	17
Corporate and asset-backed securities	1,259	15
Public utilities	57	1
Mortgage-backed securities	135	2
Total fixed maturities	3,338	41

Equity securities - available for sale:
Common stocks:
Industrial, miscellaneous and all other	36	—
Non-redeemable preferred stocks	1	—
Total equity securities	37	—

Other investments:
Policy loans	59	1
Other long-term investments:
Endurance common stock	292	3
Endurance warrants	71	1
PEPS 1 preferred stock	156	2
Other	168	2
Total other long-term investments	687	8
Total other investments	746	9

Short-term investments	4,073	50

TOTAL INVESTMENTS	$8,194	100%

Risk and Insurance Brokerage Services and Consulting receivables decreased $908 million in the first nine months of 2004 primarily the result of the timing of cash receipts.  Insurance premiums payable decreased $771 million over the same period.  This increase primarily reflects the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

Other assets decreased $158 million from December 31, 2003.  Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes and assets of discontinued operations.  The decrease from year-end 2003 is due to a decline in prepaid premiums of $72 million and to the adoption of SOP 03-1, which decreased other assets by $53 million.

Policy liabilities increased $381 million, due in part to the adoption of SOP 03-1 in first quarter 2004, which increased policy liabilities by $48 million.  The increase was also partially offset by corresponding increases in reinsurance receivables (included in other receivables).  Other policyholder funds were relatively flat from year-end.

Short-term Borrowings and Notes Payable

Total debt at September 30, 2004 was $2.0 billion, a decline of $184 million from December 31, 2003.  Specifically:

•      Notes payable decreased by $196 million compared to year-end 2003, primarily the result of retiring $89 million and $216 million of outstanding U.S. debt securities due in January 2004 and July 2004, respectively, which was partially offset by an increase in our long-term Euro credit facility.

•      Short-term debt increased $12 million, reflecting an increase in foreign borrowings.  At September 30, 2004, Aon had no commercial paper borrowings.

In February 2004 we renewed our U.S. $337.5 million, 364-day back-up line of credit. This agreement will expire in 2005, as does our long-term line of credit.  In October 2004, our short-term Euro credit facility expired and has not been renewed due to the uncertainties in the market place over the status of the New York State Attorney General’s investigation into the insurance brokerage industry.  We continue to have available to us other foreign facilities, which includes a 364-day £25 million facility which expires in September 2005, a Canadian dollar 10 million facility that also expires in September 2005 and a Euro 20 million facility.

The major rating agencies’ ratings of our debt at November 5, 2004 appear in the table below:

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook

Standard & Poor’s	BBB+	Negative	A-2	Negative
Moody’s Investor Services	Baa2	Negative	P-2	Negative
Fitch, Inc.	A-	Negative	F-2	Negative

On October 21, 2004, Standard & Poor’s (S&P) lowered its rating on our senior long-term debt from A- to BBB+.  In addition, S&P placed all their ratings for Aon on credit watch with negative implications.  On October 22, 2004, Moody’s Investor Services and Fitch, Inc. placed both our senior long-term debt and commercial paper ratings on negative outlook and credit watch with negative implications, respectively.

The change in our ratings reflect the rating agencies’ concern for Aon’s future earnings and cash flow given the recent announcement regarding the elimination of contingent commissions, the ongoing uncertainties related to the New York State Attorney General’s investigation, and concerns about private litigation.  A further downgrade in the credit ratings of Aon’s senior debt and commercial paper will increase the company’s borrowing costs and reduce its financial flexibility.  The Company’s 6.20% notes due 2007 ($250 million of which are outstanding with a current interest rate of 6.70%), expressly provide for interest rate increases in the case of certain ratings downgrades.  Because of the recent downgrade, the interest rate on these notes will increase 25 basis points in January 2005 to 6.95%.  Similarly, any such downgrade would increase Aon’s commercial paper interest rates or may result in an inability to access the commercial paper market altogether.  If we cannot access the commercial paper market, although the company has committed backup lines in excess of currently outstanding commercial paper borrowings, we cannot assure that it would not adversely affect the company’s financial position.

In May 2004, A.M. Best, a major rating agency for our insurance company subsidiaries, changed its ratings for our two major insurance subsidiaries as follows:  CICA from “A” stable outlook to “A” negative outlook; Virginia Surety Company from “A” stable outlook to “A-” stable outlook.  In August 2004, Moody’s Investor Services raised its rating for CICA from “Baa1” stable outlook to “A3” stable outlook.  In October 2004, Fitch, Inc. lowered its rating for CICA from “A-” stable outlook to “A-” negative outlook.

Stockholders’ Equity

Stockholders’ equity increased $370 million during the first nine months 2004 to $4.9 billion, mainly reflecting net income before preferred dividends of $465 million, which was partially offset by dividends paid to stockholders of $144 million.

Accumulated other comprehensive loss increased $6 million since December 31, 2003.  Net unrealized investment gains increased $30 million during first nine months 2004.  Net derivative losses rose $27 million over year-end 2003.  Net foreign exchange losses worsened by $9 million because of the slight strengthening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.

Our total debt and preferred securities as a percentage of total capital was 29% at September 30, 2004 compared to 33% at year-end 2003.

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

Premium Financing

Some of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions.  Subject to certain limitations, agreements allow us to sell to these conduit vehicles through December 2005.  As of September 30, 2004, the maximum commitment contained in these agreements was $1.9 billion.

Under the agreements, the receivables are sold to the conduits.  Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we guarantee. Under the guarantee provisions, our maximum cash requirement was approximately $71 million at September 30, 2004.  We intend to renew these conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our condensed consolidated financial statements.

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

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade.  As part of this transaction, the insurance companies must purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested.  Approximately $21 million of these commitments were funded in the first nine months of 2004.

As of September 30, 2004, the unfunded commitments amounted to $60 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

Based on the rating agencies’ downgrades of Aon’s credit rating in October 2002 on Aon’s senior debt, credit support agreements were purchased in January 2003 whereby $100 million of CICA’s cash has been pledged as collateral for these commitments.  During second quarter 2004 the balance of the collateral, $59 million, was dividended to Aon Parent.  This collateral was reduced to $52 million at September 30, 2004.

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

Contractual Obligations

In third quarter 2004, we began outsourcing the majority of our U.S. information technology infrastructure to Computer Sciences Corporation (CSC).  The outsourcing and related consolidation of data centers and other functions are designed to produce an estimated $300 million in savings over the seven year agreement.  CSC’s revenue is expected to exceed $600 million over the life of the agreement, which covers our U.S. insurance brokerage and consulting business units.  Outsourcing began in third quarter 2004 and the transition process will occur in phases.  The financial impact to Aon will be realized over time as IT functions are transferred to new platforms and processes.  In the near term, certain fixed assets have been sold to CSC, and severance and other benefit costs will be incurred.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements relating to future results, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results, depending on a variety of factors.  Potential factors that could impact results include the general economic conditions in different countries around the world, fluctuations in global equity and fixed income markets, exchange rates, rating agency actions, resolution of pending regulatory investigations and related issues, including those related to compensation arrangements with underwriters, pension funding, ultimate paid claims may be different from actuarial estimates and actuarial estimates may change over time, changes in commercial property and casualty markets and commercial premium rates, the competitive environment, the actual costs of resolution of contingent liabilities and other loss contingencies, and the heightened level of potential errors and omissions liability arising from placements of complex policies and sophisticated reinsurance arrangements in an insurance market in which insurer reserves are under pressure.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At September 30, 2004, we have hedged 67% of the U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months.  We do not generally hedge exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates.  The net impact of these fluctuations on Aon’s net income was an increase of $0.14 per share for first nine months 2004.

We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

The nature of the income of our businesses is affected by changes in international and domestic short-term interest rates.  We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure by entering into interest rate swap agreements and use exchange-traded futures and options to limit our net exposure.  A decrease in global short-term interest rates adversely affects Aon’s income.  This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and U.K.

Interest rate swaps and caps are used to limit exposure to changes in interest rates related to interest rate guarantees provided by a subsidiary of Aon to certain unaffiliated entities.  In August 2000, these guarantees were replaced with new offsetting interest rate swaps between Aon and an unaffiliated entity, with Aon essentially retaining the same exposure.

Our underwriting companies fixed income investment portfolios are subject to credit risk.   The reduction of a fixed income security’s credit rating will adversely affect the price of the security.   The credit quality of Aon’s fixed income portfolio is high.  The portfolio maintains an “Aa” average credit rating.  The fixed maturity portfolio credit profile is monitored daily and evaluated regularly.

The valuation of our marketable equity security portfolio is subject to equity price risk. We sell futures contracts and purchase options to reduce the price volatility of our equity securities portfolio and equity securities we own indirectly through limited partnership investments.

ITEM 4.   CONTROLS AND PROCEDURES

Aon’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation (the “Evaluation”) of the effectiveness of Aon’s disclosure controls and procedures as of September 30, 2004, and have determined that such controls and procedures are designed in such a way to ensure that all material information required to be filed in this Form 10-Q has been made known to them in a timely fashion.  There were no changes in Aon’s internal controls over financial reporting that were identified during the Evaluation that occurred during Aon’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Consistent with practices adopted by the major accounting firms, Aon management anticipates that it will receive a letter from its auditor, Ernst & Young LLP, regarding their review of the current status of work performed by Aon necessary for Aon to comply with Section 404 of the Sarbanes-Oxley Act.  The letter is expected to state that Ernst & Young LLP does not disagree with management’s determination that Aon’s assessment can be made in a timeframe that would allow for timely completion of the auditors’ attestation work but will caution that the remaining time schedule is tight.

Review by Independent Registered Public Accounting Firm

The condensed consolidated financial statements at September 30, 2004, and for the nine months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon’s independent registered public accounting firm, and their report is included herein.

In September 2004, after it was determined that, in connection with certain income tax compliance services, member firms of Ernst & Young LLP held employment and corporate tax related funds of a de minimis amount and made payment of such funds to the applicable tax authority in respect of a corporate subsidiary in China and expatriate and foreign employees of certain of our subsidiaries in China, Korea and Taiwan, the Audit Committee of our Board of Directors met to consider the impact of these events on the independence of our external auditor, Ernst & Young LLP.  These actions by member firms of Ernst & Young LLP have been discontinued.  Custody of the assets of an audit client is not permitted under the auditor independence rules of the Securities and Exchange Commission.  Our Audit Committee and Ernst & Young LLP have considered the impact that the holding and paying of these funds may have had on Ernst & Young LLP’s independence with respect to our company and have concluded that there has been no impairment of Ernst & Young LLP’s independence.  In making this determination, our Audit Committee considered the de minimis amount of funds involved, the ministerial nature of the actions, and that the subsidiaries involved were immaterial to our consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aon Corporation

We have reviewed the condensed consolidated statement of financial position of Aon Corporation (the Company) as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Aon Corporation as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 10, 2004 we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the Company’s accounting for involvement with certain variable interest entities and goodwill. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP

Chicago, Illinois
November 8, 2004

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 13 (Contingencies) to the condensed consolidated financial statements.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits – The exhibits filed with this report are listed on the attached Exhibit Index.

(b)

Reports on Form 8-K – The Registrant filed two Current Reports on Form 8-K with, and furnished two Current Reports on Form 8-K to, the Securities and Exchange Commission during the quarter ended September 30, 2004 and filed two additional Current Reports on Form 8-K and furnished two additional Current Reports on Form 8-K thereafter.

(i)

On August 5, 2004, the Registrant furnished a Current Report on Form 8-K dated August 4, 2004, for the purpose of reporting, under Items 7 and 12, its results of operations for the quarter and six months ended June 30, 2004.

(ii)

On August 5, 2004, the Registrant furnished a Current Report on Form 8-K dated August 4, 2004, for the purpose of reporting, under Items 7 and 9, an updated presentation for its consolidated summary of operations and segment disclosures.

(iii)

On August 24, 2004, the Registrant filed a Current Report on Form 8-K dated August 24, 2004, for the purpose of reporting, under Items 5.04 and 9.01, that the Registrant sent a notice to its directors and executive officers informing them of a blackout period with respect to the Aon Savings Plan.

(iv)

On September 30, 2004, the Registrant filed a Current Report on Form 8-K dated September 30, 2004, for the purposes of reporting, under Items 5.01 and 9.01 that Michael D. O’Halleran will no longer serve as the Registrant’s President and Chief Operating Officer, and under Items 8.01 and 9.01, that the Registrant has initiated its CEO succession process.

(v)

On October 25, 2004, the Registrant filed a Current Report on Form 8-K dated October 22, 2004, for the purposes of reporting, under Items 8.01 and 9.01, that the Registrant announced that it will eliminate its practice of accepting contingent commissions from underwriters.

(vi)

On October 29, 2004, the Registrant furnished a Current Report on Form 8-K dated October 28, 2004 for the purpose of reporting, under Items 2.02 and 9.01, its results of operations for the quarter and nine months ended September 30, 2004.

(vii)

On October 29, 2004, the Registrant furnished a Current Report on Form 8-K dated October 28, 2004 for the purpose of reporting, under Items 7.01 and 9.01, an updated presentation for its consolidated summary of operations and segment disclosures.

(viii)	On October 29, 2004, the Registrant filed a Current Report on Form 8-K dated October 29, 2004 for the purposes of reporting, under Items 8.01 and 9.01, the status of its credit agreements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

November 9, 2004	/s/ David P. Bolger
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