Form 10-K
period 2004-12-31
AON CORP
filed 2005-03-16
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 1-7933

Aon Corporation
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	36-3051915 (I.R.S. Employer Identification No.)
200 E. RANDOLPH STREET CHICAGO, ILLINOIS (Address of Principal Executive Offices)	60601 (Zip Code)
(312) 381-1000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $1 par value	New York Stock Exchange
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

        Aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $8,297,300,700.

        Number of shares of common stock outstanding as of February 28, 2005 was 317,464,955.

Documents incorporated by reference:

        Portions of Aon Corporation's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 20, 2005 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.    Business

Overview

        Aon Corporation ("Aon"), through its various subsidiaries worldwide, serves its clients through three operating segments:

  •
  Risk and Insurance Brokerage Services acts as an advisor and insurance broker, helping clients manage their risks, and negotiating and placing insurance risk with insurance carriers through our global distribution network.

  •
  Consulting provides advice and services to clients for employee benefits, compensation, management consulting, communications, human resource outsourcing and strategic human resource consulting.

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

        Incorporated in 1979, Aon is the parent corporation of long-established and more recently formed companies. Aon has approximately 48,000 employees and does business in more than 120 countries and sovereignties.

Segment Operations

Risk and Insurance Brokerage Services

        The Risk and Insurance Brokerage Services segment generated approximately 57% of our total operating segment revenues in 2004. This is the largest of our operating segments, with approximately 31,000 employees worldwide. Risk and insurance brokerage services are provided by certain indirect subsidiaries, including Aon Risk Services Companies, Inc.; Aon Holdings International bv; Aon Re Worldwide, Inc.; Aon Limited (U.K.); and Cananwill, Inc.

Subsegments

        We measure our revenues in this segment under the following areas:

        Risk Management and Insurance Brokerage encompasses our retail and wholesale brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services for small, mid-sized and large companies, including Fortune 500 corporations. The Americas' operations provide products and services to clients in North and South America, the Caribbean and Bermuda. Our International operations offer similar products and services to the rest of the world. Risk management services also include risk identification and assessment, safety engineering, claims and loss cost management, and program administration.

        Retail brokerage has practice areas to deliver specialized advice and services in such segments as entertainment, media, financial institutions, marine, aviation, construction, healthcare and energy, among others.

        As a retail broker, Aon generally serves as an advisor to corporate clients and can arrange a wide spectrum of risk management solutions, including property, general liability, professional and directors' and officers' liability, workers' compensation, and other exposures. Aon also provides affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses.

        Wholesale brokerage operations serve retail insurance brokers and independent agents in placing large and small accounts with both standard and specialty carriers. Our wholesale brokerage operations are a commercial resource for insurance products, specialty programs and exclusive underwriting facilities.

        In our managing general underwriting business, we provide outsourced solutions to insurance companies, such as risk selection, premium rating, form design and client service.

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

        Claim Services offered claims administration and loss cost management services through dedicated subsidiaries that are separate from our risk management and reinsurance brokerage services. In the United States, these services were delivered principally through Cambridge Integrated Services Group ("Cambridge"). During 2004, we exited most of these activities by completing the sale of our U.K. claims operations in the second quarter 2004 and our Cambridge business in fourth quarter 2004.

Compensation for Services

        Revenues are generated through commissions, fees from clients, and compensation from insurance and reinsurance companies with whom we place business for services provided to them. On October 22, 2004, we announced that we are terminating our contingent commission arrangements with underwriters. We have nearly completed this process and we are working closely with our clients, insurance carriers, regulators and others to establish a new business model that is transparent, easy to understand and accepted by clients.

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

Consulting

        The Consulting segment generated approximately 12% of our total operating segment revenues in 2004. It has approximately 7,000 employees worldwide located in more than 120 offices, with operations in the United States, Canada, Europe, Asia/Pacific and South Africa. We believe we are the world's third largest employee benefit consultant and the second largest in the United States based on total revenues.

Subsegments

        Through our Aon Consulting Worldwide, Inc. subsidiary (Aon Consulting), we provide a full range of human capital consulting services in two subsegments (Consulting Services and Outsourcing) that operate in six practice areas:

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

        Strategic Human Resource Consulting advises complex global organizations on talent, change and organization effectiveness issues including assessment, selection performance management, succession planning, organization design and related people-management programs.

        Aon Consulting works to maximize the value of clients' human resources spending, increase employee productivity, and improve employee performance. Its approach addresses a trend toward more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers—with benefit options suited to individual needs.

        Our consulting professionals and their clients also identify options in human resource outsourcing and process improvement. Prime areas where companies choose to use outsourcing services include the assessment and selection of job candidates, employment processing, training and development, benefits administration and the individual benefits enrollment process.

Compensation for Services

        Aon Consulting revenues are principally derived from fees paid by clients for advice and services. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. On October 22, 2004, we announced that we are terminating our contingent commission arrangements with underwriters. We have nearly completed this process and we are working to establish a new business model that is transparent, easy to understand, and accepted by clients.

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

Insurance Underwriting

        Our insurance underwriting segment, with approximately 9,000 employees worldwide, has operations in the United States, Canada, Latin America, Europe and Asia/Pacific. This segment generated approximately 31% of Aon's total operating segment revenues in 2004.

Subsegments

        We classify our insurance underwriting businesses into two sub-segments: (1) accident & health and life, and (2) warranty, credit and property and casualty.

Accident & Health and Life

        Our Combined Insurance Company of America and Combined Life Insurance Company of New York (Combined) subsidiaries provide supplemental accident, health and life insurance. We are a leading underwriter and distributor of specialty individual accident, disability, health and life insurance products that are targeted to middle income consumers in the United States, Europe, Canada, and Asia/Pacific.

        A worldwide sales force of approximately 6,800 exclusive career agents service clients regularly to initiate and renew coverage and to sell additional coverage. We offer a wide range of accident and sickness insurance products, including short-term disability, critical conditions and cancer aid, Medicare products, hospital confinement/recovery, and long-term care coverage. Most of these products are primarily fixed-indemnity obligations, and are not subject to escalating medical cost inflation.

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

        Extended warranty, which is the largest line of business in this sub-segment, offers extended service plans and warranties for:

  •
  some of the world's premier manufacturers, distributors and retailers of many types of consumer goods including automobiles, electronics, appliances, computers and telephone equipment

  •
  home buyers and sellers.

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

Disposal of Operations

        The Registrant hereby incorporates by reference Note 5, "Disposal of Operations," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

        Insurance companies must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced by the states in the U.S., by the Financial Services Authority ("FSA") in the United Kingdom, and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the U.S. utilize statutory accounting principles which are different from U.S. generally accepted accounting principles. The statutory accounting principles, in keeping with the intent to assure the protection of policyholders are based, in general, on a liquidation concept, while U.S. generally accepted accounting principles are based on a going-concern concept.

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

        The NAIC has a formula for analyzing insurers called risk-based capital ("RBC"). RBC establishes "minimum" capital threshold levels that vary with the size and mix of a company's business. It is designed to identify companies with capital levels that may require regulatory attention.

        The state insurance holding company laws require prior notice to, and approval of, the domestic state insurance department of intracorporate transfers of assets within the holding company structure, including the payment of dividends by insurance company subsidiaries. In addition, the premium finance loans by Cananwill, our indirect wholly owned subsidiary, are subject to one or more truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts and other similar consumer protection legislation. Failure to comply with such laws or regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

        Beginning in January 2005, our principal subsidiary in the U.K., Aon Limited, must be authorized by the FSA. Previously, Aon Limited was a member of a self-regulatory body. Regulation by the FSA has been introduced pursuant to the European Insurance Mediation Directive, which sets minimum standards for those involved in advising on, arranging, administering or introducing contracts of insurance. The regulation requires significant operational changes, for example, enhanced disclosures, particularly in connection with retail (private and non-commercial) customers. The FSA has also indicated that it will adopt rules regarding use of funds held on behalf of clients that will have significant consequences for all brokers operating in the London market.

Clientele

        No significant part of our or our subsidiaries' business is dependent upon a single client or on a few clients, the loss of any one of which would have a material adverse effect on us or our operating segments.

Employees

        At December 31, 2004, our operating subsidiaries had approximately 48,000 employees, of whom approximately 44,500 are salaried and hourly employees and the remaining 3,500 are career agents who are generally compensated wholly or primarily by commission. In addition, there were approximately 3,300 international career agents who are considered independent contractors and are not our employees. Of the total number of employees, approximately 21,000 work in the U.S.

Risks Related to Our Business and the Insurance Industry

  Our results may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance industries.

        Our results historically have been subject to significant fluctuations arising from uncertainties and changes in the insurance industry. Changes in premium rates affect not only the potential profitability of our underwriting businesses but also generally affect the commissions and fees payable to our brokerage businesses. In addition, insurance industry developments that can significantly affect our financial performance include factors such as:

  •
  rising levels of actual costs that are not known by companies at the time they price their products;

  •
  volatile and unpredictable developments, including weather-related and other natural and man-made catastrophes, including acts of terrorism;

  •
  changes in levels of capacity and demand, including reinsurance capacity;

  •
  changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers' liabilities develop; and

  •
  changes in business practices and business compensation models.

  Our results may be adversely affected if we are unable to successfully implement a new business model.

        In October 2004, we announced that we were terminating contingent commission arrangements with underwriters. In connection with the elimination of contingent commissions, we are in the process of establishing a new business compensation model. There is no assurance that we will be able to develop an effective new business compensation model, nor can we assure that any new business compensation model we develop will generate revenues equivalent to those previously received from contingent commissions.

  A further decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs and financial flexibility.

        In 2004, Standard & Poor's (S&P) lowered its ratings on our senior debt to the current rating of "BBB+" from "A-". In addition, S&P placed all their ratings for Aon on credit watch with negative implications. Also in 2004, Moody's Investor Services (Moody's) and Fitch, Inc. placed both our senior debt and commercial paper ratings on negative outlook and credit watch with negative implications, respectively.

        In March 2005, Fitch, Inc. lowered its ratings on our senior debt from "A-" to "BBB+" and affirmed our commercial paper rating of "F2." Their rating outlook continues to be negative. S&P affirmed its ratings for Aon and removed us from credit watch. Moody's affirmed its ratings on our senior debt and changed their outlook from negative to stable. A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs and reduce our financial flexibility.

        Any such further downgrade may trigger obligations of our company to fund certain amounts with respect to our premium finance securitizations, including, in the event of a downgrade by Moody's prior to April 28, 2005, up to $61 million with respect to our U.S. facility. Moreover, some of our debt instruments, such as our 6.20% notes due January 2007 ($250 million of which are outstanding), expressly provide for interest rate increases in the case of certain ratings downgrades. Similarly, any such downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. We cannot assume that our financial position would not be adversely affected if we are unable to access the commercial paper market. A downgrade in the credit ratings of our senior debt may also adversely affect the claims-paying ability or financial strength ratings of our insurance company subsidiaries. See "A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products" below.

  We face significant competitive pressures in each of our businesses.

        We believe that competition in our lines of business is based on service, product features, price, commission structure, financial strength, claims-paying ability ratings and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers, brokers, and with respect to our extended warranty business, third-party administrators, manufacturers and distributors.

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

        We encounter strong competition for both business and professional talent in our insurance brokerage and risk management services operations from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms throughout the world, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents, and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk-related services and products. Our consulting operations compete with independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world.

        In addition, the increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

  •
  an increase in capital-raising by insurance underwriting companies, which could result in new entrants to our markets and an influx of capital into the industry;

  •
  the selling of insurance by insurance companies directly to insureds;

  •
  changes in our business compensation model as a result of regulatory investigations;

  •
  the establishment of programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative markets types of coverage; and

  •
  additional regulations promulgated by the Financial Services Authority in the U.K.

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

        Virginia Surety Company, Inc., our principal property and casualty insurance company subsidiary, is currently rated "A-" (excellent; fourth highest of 16 rating levels) by A.M. Best Company. Combined Insurance Company of America, the principal insurance subsidiary that underwrites our specialty accident and health insurance business, is currently rated "A" (excellent; third highest of 16 rating levels) by A.M. Best Company, "BBB+" (good; fourth highest of nine rating levels and highest ranking within the level) for financial strength by S&P and "A3" (good; third highest of nine rating levels) for financial strength by Moody's Investors Service. We cannot assure that one or more of the rating agencies will not downgrade or withdraw their financial strength or claims-paying ability ratings in the future.

  Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

        Our insurance underwriting subsidiaries own a substantial investment portfolio of fixed-maturity and equity and other long-term investments. As of December 31, 2004, our fixed-maturity investments (approximately 97% was investment grade) had a carrying value of $3.5 billion, our equity investments had a carrying value of $40 million and our other long-term investments and limited partnerships had a carrying value of $483 million. Accordingly, changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

        For example, changes in domestic and international interest rates directly affect our income from, and the market value of, fixed-maturity investments. Similarly, general economic conditions, stock market conditions and other factors beyond our control affect the value of our equity investments. We monitor our portfolio for other-than-temporary impairments in carrying value. For securities judged to have an other-than-temporary impairment, we recognize a realized loss through the statement of income to write down the value of those securities.

        For 2004, we recognized impairment losses of $3 million. We cannot assure that we will not have to recognize additional impairment losses in the future, which would negatively affect our financial results.

        On December 31, 2001, our two major insurance companies sold the vast majority of their limited partnership portfolio, valued at $450 million, to Private Equity Partnership Structures I, LLC, (PEPS I) a qualifying special purpose entity (QSPE). The common stock interest in PEPS I is held by a limited liability company which is owned by one of our subsidiaries (49%) and by a charitable trust, which is not controlled by us, established for victims of the September 11 attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid our insurance underwriting companies the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities our insurance underwriting companies received from PEPS I are rated as investment grade by S&P.

        As part of this transaction, our insurance underwriting companies were required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. Beginning in July 2004, Aon Parent Company is funding all future commitments. As of December 31, 2004, these unfunded commitments amounted to $60 million.

        Although the PEPS I transaction has reduced the reported earnings volatility historically associated with directly owning limited partnership investments, it will not eliminate our risk of future losses. For instance, we must analyze our preferred stock and fixed-maturity interests in PEPS I for other-than-temporary impairment, based on the valuation of the limited partnership interests held by PEPS I, and recognize an impairment loss if necessary. We cannot assure that we will not have to recognize impairment losses with respect to our PEPS I interests in the future.

        The FASB has a current project on its agenda that is expected to result in a change to U.S. generally accepted accounting principles with respect to financial asset transfers such as the PEPS I transaction. We cannot assure that the current accounting for our PEPS I investments will be unaffected by these possible changes.

  Our net pension liabilities may continue to grow, which could adversely affect our stockholders' equity, net income, cash flow and liquidity, and require us to make additional cash contributions to the pension plans.

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

        Current projections indicate that our 2005 defined benefit pension expense for our major pension plans would increase by approximately $18 million compared with 2004 and that cash contributions of approximately $202 million would be required in 2005. Total cash contributions to these major defined benefit pension plans in 2004 were $189 million, a decrease of $28 million over 2003. Future estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets for some of our plans and expected return on plan assets. We are currently taking actions to manage our pension liabilities, including closing certain plans to new participants. However, changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those which have been announced.

  We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

        We are subject to numerous claims, lawsuits, regulatory matters and tax assessments in connection with our businesses. The damages that may be claimed are substantial, including, in many instances, claims for punitive or extraordinary damages. The litigation naming us as a defendant ordinarily involves our activities as a broker or provider of insurance products or as an employer. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure.

        On April 21, 2004, Aon received a subpoena from the Office of the Attorney General of the State of New York calling for the production of documents relating to Placement Service Agreements, Market Service Agreements and similar agreements under which insurance carriers pay compensation to Aon beyond standard commissions. The office subsequently issued several other requests for information to Aon as part of its inquiry into alleged practices in the insurance industry, including bid-rigging, fictitious quotes, "tying," and "steering" of business. The departments of insurance or attorneys general of approximately 25 other states have also issued subpoenas or requested information regarding these and other issues. Aon is fully cooperating with all of these investigations.

        Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states. As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999. On July 28, 2004, the Court granted plaintiff's motion for class certification. On March 9, 2005, the Court gave preliminary approval to a nationwide class action settlement within the $40 million reserve established in the fourth quarter of 2004.

        Beginning in June 2004, a number of other putative class actions have been filed against Aon and other companies by purported clients under a variety of legal theories, including state tort, contract, fiduciary duty, and statutory theories, and federal antitrust and the Racketeer Influenced and Corrupt Organizations Act theories. These actions are currently pending at early stages in state court in California and Florida and in federal court in Illinois, South Carolina and New Jersey. Aon believes it has meritorious defenses in all of these cases, and intends to vigorously defend itself against these claims. The outcomes of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Beginning in late October and early November 2004, several putative securities class actions have been filed against Aon in the United States District Court for the Northern District of Illinois. Also beginning in late October and early November 2004, several putative ERISA class actions were filed against Aon in the United States District Court for the Northern District of Illinois. Aon believes it has meritorious defenses in all of these cases, and intends to vigorously defend itself against these claims. The outcomes of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        In early February 2005 the Company received a subpoena from the U.S. Department of Labor regarding compensation arrangements in connection with clients' employee benefit plans. The Company is cooperating with the investigation.

        Although the ultimate outcome of all matters referred to above cannot be ascertained, and liabilities in indeterminate amounts may be imposed on us, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the consolidated financial position of Aon. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.

  Our success depends, in part, on our ability to attract and retain experienced and qualified personnel.

        Our future success depends on our ability to attract and retain experienced personnel, including underwriters, brokers and other professional personnel. Competition for such experienced professional personnel is intense. If we cannot hire and retain talented personnel, our business, operating results and financial condition could be adversely affected.

        In September 2004, we announced that we were implementing a management succession plan and began a search for a new chief executive officer. Patrick G. Ryan, our current chief executive officer and chairman of the Board of Directors, will continue to serve as chief executive officer until a successor is found.

        We are actively seeking a new chief executive officer, but we can provide no assurances as to when an executive will be hired to fill this management position. In addition, we cannot give assurance that this search and any related uncertainty regarding the future composition of our management team will not adversely impact our results of operations. Once we hire a chief executive officer, our business may be impacted by our ability to successfully integrate him or her, his or her familiarity with our business, his or her ability to develop relationships with our employees and his or her implementation of new business strategies.

  We are subject to increasing costs arising from errors and omissions claims against us.

        We have experienced an increase in the frequency and severity of errors and omissions claims against us, which has and may continue to substantially increase our expenses. In our insurance brokerage business, we often assist our clients with matters which include the placement of insurance coverage and the handling of related claims. Errors and omissions claims against us may allege our potential liability for all or part of the amounts in question. Errors and omissions claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

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

        We maintain reserves as an estimate of our liability under insurance policies issued by our insurance underwriting subsidiaries. The reserves that we maintain that could cause variability in our financial results consist of (1) unearned premium reserves, (2) policy and contract claim reserves, and

(3) future policy benefit reserves. Unearned premium reserves generally reflect our liability to return premiums we have collected under policies in the event of the lapse or cancellation of those policies. Under U.S. generally accepted accounting principles, premiums we have collected generally become "earned" over the life of a policy by means of a reduction in the amount of the unearned premium reserve associated with the policy. Unearned premium reserves are particularly significant with respect to our warranty business, given that the premiums we receive for warranty products generally cover an extended period of time. If there are significant lapses or cancellations of these types of policies, or expected losses for existing policies develop adversely and therefore premiums are not earned as expected, it may be necessary to accelerate the amortization of deferred policy acquisition expenses associated with the policies, because these deferred expenses are amortized over the projected life of the policies, or establish additional reserves to cover premium deficiencies.

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

        The obligation for policy and contract claims does not represent an exact calculation of liability. Rather, reserves represent our best estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates represent informed judgments based on our assessment of currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause our estimates to vary. The inherent uncertainty of estimating reserves is greater for certain types of liabilities, where the variables affecting these types of claims are subject to change and long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are periodically refined as experience develops and further losses are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting the level of reserves for policy and contract claims is inherently uncertain, we cannot assure that our current reserves will prove adequate in light of subsequent events.

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

        Historically, we have not been able to take advantage of certain business opportunities due to the perceived conflicts associated with owning both our insurance brokerage and underwriting businesses. For example, we have generally refrained from offering our extended warranty products and services through competing insurance brokers. Independent brokers have been reluctant to do business with our insurance underwriting business because they believed that any fees or information provided to us would ultimately benefit our competing brokerage business. These brokers also have been concerned that any information gleaned by our underwriting business regarding their clients and their clients' insurance needs would be shared with our competing brokerage business to solicit new business from these clients. Similarly, competing underwriters have feared that our brokers could share information with our underwriting business in an effort to help secure desirable business or, alternatively, seek price quotes from them only for undesirable business. In the future, these perceived conflicts could limit our ability to expand our product and service offerings and seek new business through independent brokerage channels.

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

        Recent accounting changes effected and proposals made could negatively affect our financial position and results of operations. In December 2004, the FASB issued Statement No. 123 (revised 2004) Share-Based Payment. Statement No. 123(R) is a revision of Statement No. 123, and supersedes APB Opinion No. 25. Statement No. 123(R) establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

        Currently we follows APB No. 25 for share-based payments to employees. As such, we expense the cost of stock awards over the period during which an employee is required to provide service in exchange for the award. We currently do not recognize compensation expense for stock options. Statement No. 123 (R) will require us to recognize compensation expense, beginning in the third quarter 2005, for the unvested portion of compensation expense related to stock options issued before July 1, 2005. The expense will be recognized over the remaining vesting period of the options. We will continue to recognize compensation expense for stock awards issued before July 1, 2005.

        All stock awards and options issued after July 1, 2005 will be accounted for under the rules of Statement No. 123(R). The Statement requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost will then be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation expense is recognized for equity instruments for which employees do not render the requisite service. The Statement allows companies to choose among various valuation techniques to estimate the fair value at the grant date of employee stock options and similar instruments.

        We are currently evaluating the Statement's transition methods and do not expect this Statement to have an effect materially different than that of the pro forma Statement No. 123 disclosures provided in Note 1 to our consolidated financial statements.

  We have substantial debt outstanding that could adversely affect our financial flexibility.

        We have substantial debt outstanding. As of December 31, 2004, we had total consolidated debt outstanding, including our redeemable preferred stock, of approximately $2.2 billion. This substantial amount of debt outstanding could adversely affect our financial flexibility.

  We are a holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.

        Our principal assets are the shares of capital stock of our subsidiaries, including our insurance underwriting companies. We have to rely on dividends from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. Payments from our underwriting subsidiaries are limited by governmental regulation and depend on the surplus and future earnings of these subsidiaries. In some circumstances, specific payments from our insurance underwriting subsidiaries may require prior regulatory approval, and we may not be able to receive dividends from these subsidiaries at times and in the amounts we anticipate or require.

  The volume of premiums we write and our profitability are affected by the availability of reinsurance and the size and adequacy of our insurance company subsidiaries' capital base.

        The level of business that our insurance underwriting subsidiaries are able to write depends on the size and adequacy of their capital base. Many state insurance laws to which they are subject impose risk-based capital requirements for purposes of regulating insurer solvency. Insurers having less statutory surplus than that required by the risk-based capital model formula generally are subject to varying degrees of regulatory scrutiny and intervention depending on the level of capital inadequacy. As of December 31, 2004, each of our insurance company subsidiaries exceeds NAIC risk-based statutory surplus requirements.

        We purchase reinsurance for certain of the risks underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of business we are able to write and our profitability. We cannot assure that we will be able to maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments. Either of these potential developments could adversely affect our underwriting business.

  We cannot guarantee that our reinsurers will pay in a timely fashion, if at all.

        To better manage our portfolio of underwriting risk, we purchase reinsurance by transferring part of the risk that we assume (known as ceding) to a reinsurance company in exchange for part of the premium that we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred (or ceded) to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Recently, due to industry and general economic conditions, there is an increasing risk of insolvency among reinsurance companies, resulting in a greater incidence of litigation and affecting the recoverability of claims. We cannot assure that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis.

Information Concerning Forward-looking Statements

        This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of regulatory investigations brought by state attorneys general and state insurance regulators related to our compensation arrangements with underwriters and related issues, the impact of class actions and individual lawsuits including derivative actions and claims under ERISA, the cost of resolution of other contingent liabilities and loss contingencies, the difference in ultimate paid claims in our underwriting companies from actuarial estimates, and other factors disclosed under "Risk Factors" elsewhere in this document.

Website Access to Reports and Other Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Also posted on our website, and available in print upon request, are the charters for our Audit Committee, Organization and Compensation Committee, Governance/Nominating Committee and Investment Committee, our Governance Guidelines, our Code of Ethics and our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report, and is therefore not incorporated herein by reference.

Item 2.    Properties.

        Our business activities are conducted principally in leased office space in cities throughout the world. Certain of our subsidiaries do own and occupy a few office buildings in the U.S. and certain foreign countries. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 14, "Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Our executive officers are regularly elected by our Board of Directors at the annual meeting of the Board which is held following each annual meeting of our stockholders. Our executive officers were elected to their current positions on May 21, 2004 to serve until the meeting of the Board following the annual meeting of stockholders to be held on May 20, 2005. Ages shown for executive officers are as of December 31, 2004.

Name	Age	Position
Patrick G. Ryan	67	Chairman and Chief Executive Officer.
David P. Bolger	47
		Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Bolger became Executive Vice President—Finance and Administration in January 2003. In April 2003, Mr. Bolger assumed the additional position of Chief Financial Officer. Mr. Bolger was Executive Vice President of Bank One Corporation from 1999 to 2001. From 1996 to 1999, Mr. Bolger served as President and Chief Executive Officer of American National Bank and Trust Company of Chicago.
D. Cameron Findlay	45
		Executive Vice President and General Counsel. Mr. Findlay became Executive Vice President and General Counsel in August 2003. Prior to joining Aon, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at Sidley Austin Brown & Wood.
Michael D. O'Halleran	54
		Senior Executive Vice President. Mr. O'Halleran currently serves as Senior Executive Vice President of Aon and previously served as President and Chief Operating Officer of Aon from April 1999 until September 2004. Mr. O'Halleran has served in other significant senior management positions within Aon's group of companies since 1987.

        Information concerning Mr. Ryan is incorporated by reference from the disclosure set forth under the heading "Election of Directors" in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 20, 2005.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

        Aon's common stock, par value $1.00 per share, is traded on the New York Stock Exchange. We hereby incorporate by reference the "Dividends paid per share" and "Price range" data under the heading "Quarterly Financial Data" in Part II, Item 8 of this report.

        Aon had approximately 11,231 holders of record of its common stock as of February 28, 2005.

        We hereby incorporate by reference Note 10, "Redeemable Preferred Stock, Capital Securities and Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        During the fourth quarter ended December 31, 2004, no purchases of Aon's common stock were made by or on behalf of Aon or any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934).

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

Selected Financial Data

(millions except common stock and per share data)	2004	2003	2002	2001	2000

INCOME STATEMENT DATA (1)
Brokerage commissions and fees	$7,060	$6,797	$6,097	$5,390	$4,894
Premiums and other	2,788	2,609	2,368	2,027	1,921
Investment income	324	312	251	211	504

Total revenue	$10,172	$9,718	$8,716	$7,628	$7,319

Income from continuing operations	$577	$676	$496	$182	$476
Discontinued operations	(31)	(48)	(30)	(35)	5

Income before accounting change	546	628	466	147	481
Cumulative effect of change in accounting principle(2)	—	—	—	—	(7)

Net income	$546	$628	$466	$147	$474

DILUTED PER SHARE DATA (1)
Income from continuing operations	$1.72	$2.04	$1.75	$0.66	$1.80
Discontinued operations	(0.09)	(0.14)	(0.11)	(0.13)	0.02

Income before accounting change	1.63	1.90	1.64	0.53	1.82
Cumulative effect of change in accounting principle(2)	—	—	—	—	(0.03)

Net income	$1.63	$1.90	$1.64	$0.53	$1.79
BASIC NET INCOME PER SHARE (1)
Income from continuing operations	$1.80	$2.12	$1.76	$0.67	$1.82
Discontinued operations	(0.10)	(0.15)	(0.11)	(0.13)	0.02

Income before accounting change	1.70	1.97	1.65	0.54	1.84
Cumulative effect of change in accounting principle(2)	—	—	—	—	(0.03)

Net income	$1.70	$1.97	$1.65	$0.54	$1.81

BALANCE SHEET DATA
ASSETS
Investments	$8,621	$7,324	$6,586	$6,146	$6,019
Brokerage and consulting receivables	8,454	8,607	8,430	7,033	6,952
Intangible assets	4,863	4,685	4,324	4,084	3,916
Other	6,391	6,411	5,994	5,067	5,364

Total assets	$28,329	$27,027	$25,334	$22,330	$22,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance premiums payable	$10,121	$10,203	$9,832	$8,178	$8,123
Policy liabilities	6,393	5,932	5,310	4,990	4,977
Notes payable	2,115	2,095	1,671	1,694	1,798
General liabilities	4,547	4,249	3,874	3,153	3,115

Total liabilities	23,176	22,479	20,687	18,015	18,013
Redeemable preferred stock	50	50	50	50	50
Capital securities	—	—	702	800	800
Stockholders' equity	5,103	4,498	3,895	3,465	3,388

Total liabilities and stockholders' equity	$28,329	$27,027	$25,334	$22,330	$22,251

COMMON STOCK AND OTHER DATA
Dividends paid per share	$0.60	$0.60	$0.825	$0.895	$0.87
Price range	29.40-18.17	26.79-17.41	39.63-13.50	44.80-29.75	42.75-20.69
At year-end:
Stockholders' equity per share	$16.11	$14.32	$12.56	$12.82	$13.02
Market price	$23.86	$23.94	$18.89	$35.52	$34.25
Common stockholders	11,291	11,777	11,419	13,273	13,687
Shares outstanding (in millions)	316.8	314.0	310.2	270.2	260.3
Number of employees	48,000	54,000	55,000	53,000	51,000

(1)
In first quarter 2002, Aon adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Beginning in 2002, amortization of goodwill is no longer included in net income.

(2)
Adoption of SEC Staff Accounting Bulletin 101, effective January 1, 2000, net of tax.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis is organized as follows:

I.	OVERVIEW
Key Drivers of Financial Performance
Executive Summary of 2004 Financial Results
II.	KEY RECENT EVENTS
Investigation by the New York Attorney General and Other Regulatory Authorities
Investment in Endurance common stock and warrants
Sale of certain businesses
III.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Pensions
Contingencies
Policy Liabilities
Valuation of Investments
Intangible Assets
IV.	REVIEW OF CONSOLIDATED RESULTS
General
Summary Results for 2002 through 2004
Consolidated Results for 2004 Compared to 2003
Consolidated Results for Fourth Quarter 2004 Compared to Fourth Quarter 2003
Consolidated Results for 2003 Compared to 2002
V.	REVIEW BY SEGMENT
General
Risk and Insurance Brokerage Services
Consulting
Insurance Underwriting
Corporate and Other
VI.	FINANCIAL CONDITION AND LIQUIDITY
Liquidity
Cash Flows
Financial Condition
Investments
Borrowings
Stockholders' Equity
Off Balance Sheet Arrangements

OVERVIEW

Key Drivers of Financial Performance

Segments

        The key drivers of financial performance vary among our segments.

        Risk and Insurance Brokerage Services.    Brokerage segment results are affected by a number of key drivers, including (i) conditions in insurance markets generally (particularly fluctuations in premiums charged by insurance companies), (ii) success in attracting new clients and avoiding loss of existing clients, (iii) managing our expenses, (iv) fluctuations in foreign exchange rates and (v) interest income on our investments. In addition, in 2004, this segment was substantially affected by the matters discussed under "Key Recent Events—Investigation by the New York Attorney General (AG) and Other Regulatory Authorities" and our related decision to terminate contingent commission arrangements. In connection with the elimination of contingent commission arrangements, we are in the process of establishing a new business compensation model.

        Consulting.    Consulting segment results are principally affected by (i) the employment levels of our clients that are mainly driven by economic conditions, (ii) governmental regulations affecting the health care market, employee benefit programs, and our clients' respective industries, (iii) success in attracting new clients and retaining existing clients, (iv) our success in cross selling services among business units, and (v) managing our overall level of expenses. In addition, in 2004, this segment was also affected by the matters discussed under "Key Recent Events—Investigation by the New York Attorney General and Other Regulatory Authorities" and our related decision to terminate contingent commission arrangements.

        Insurance Underwriting.    Underwriting segment revenues are affected by (i) consumer buying habits that are influenced by economic conditions, (ii) our assumption of select commercial property and casualty insurance business particularly from our managing underwriting group in our Risk and Insurance Brokerage Services segment, (iii) competition with other underwriters (including competition based upon claims-paying ratings), (iv) success in selling new policies, selling existing policyholders more services, and having customers renew their policies, (v) the effectiveness and collectability of our reinsurance contracts, particularly in programs where we serve as the fronting company, ceding substantially all risk, and (vi) investment results.

        Corporate and Other.    The key drivers of results in this segment are investment income and debt financing costs.

Liquidity

        Liquidity is derived from cash flows from our business, excluding funds held on behalf of clients, and from financing. We use liquidity for capital expenditures, to repay debt, to fund acquisitions and pension obligations, and to pay dividends to our stockholders. Because we are a holding company, our subsidiaries may not have available cash to pay us dividends (which, in the case of the insurance underwriting subsidiaries, is limited by regulatory and rating agency considerations). Tax considerations may affect access to cash generated from operations outside the United States, as can pension funding requirements in both our domestic and international pension plans.

Executive Summary of 2004 Financial Results

        We are proud of the high quality of our products and services, the breadth and depth of our intellectual capital, and the leading market positions that we have built.

        In 2004, consolidated revenues from continuing operations increased 5% to $10.2 billion, mainly due to the weakening of the U.S. dollar against foreign currencies. Our organic revenue growth (which adjusts revenue growth for the effects of foreign exchange and other factors) was flat for the year.

        Our income from continuing operations before income taxes and minority interest fell $251 million from 2003. The decrease in income was primarily from our Risk and Insurance Brokerage Services segment, as well as an increase in interest expense of $58 million due to the adoption at December 31, 2003 of FIN 46.

        Several factors that hurt our 2004 results included:

  •
  a $180 million provision for settlements with the New York AG and other regulatory authorities and a $40 million provision for costs and payments to settle the Daniel class action lawsuit,

  •
  increased net periodic pension expense related to our major defined benefit pension plans of $47 million, which primarily affected our Risk and Insurance Brokerage Services segment,

  •
  lost contingent commission revenue of approximately $47 million in 2004 due to the termination of these arrangements as of October 1, 2004, and

  •
  an $80 million unrealized investment gain recognized in earnings in 2003 relating to our warrants in Endurance Specialty Holdings, Inc. ("Endurance"). The value of these warrants in 2004 remained consistent with the December 31, 2003 value. Partially offsetting the absence of an unrealized gain on the warrants in 2004 were realized gains of $48 million from the sale of most of our common stock investment in Endurance.

        We are working to improve our margins by seeking organic revenue growth and greater financial discipline. More specifically, we are:

  •
  working to prudently manage employee compensation and benefit expenses;

  •
  in light of our terminating contingent commission arrangements, working with our clients, insurance carriers, regulators and others to establish a new business model that will ensure that we are properly compensated, while maintaining transparency and the trust of our clients;

  •
  reviewing strategic alternatives for our various businesses. During 2004, we sold our U.S. and U.K. claims businesses, as well as other small operations;

  •
  leveraging our purchasing power with vendors, suppliers, and landlords;

  •
  pursuing alternative resourcing strategies, such as outsourcing, to more efficiently provide non-client-facing services. In third quarter 2004, we began outsourcing most of our U.S. information technology infrastructure to Computer Sciences Corporation. Over the seven-year agreement, we expect to realize approximately $300 million of aggregate savings beginning in the second half of 2005 from outsourcing and consolidating data centers and other functions; and

  •
  offering additional services to existing clients who can benefit from our wide range of resources.

        We continue to do a better job of generating and managing our cash. More specifically, we:

  •
  grew our cash and investment balances. Our cash balance increased $30 million and our total investment balance increased $1.3 billion;

  •
  paid down $46 million of total debt in 2004. We paid down $305 million of domestic long-term debt that was scheduled to be redeemed this year. That decrease was mostly offset by an increase in borrowings at our foreign subsidiaries. We drew down $334 million on our long-term Euro credit facility to ensure adequate liquidity in the fourth quarter of 2004. Our debt and preferred stock to total capital percentage declined from 32.8% at December 31, 2003 to 29.8% at December 31, 2004; and

  •
  reduced capital expenditure spending by $105 million or 57% from 2003.

        All of Aon's financial information reflects the application of critical accounting policies, estimates, assumptions and judgments, as discussed below under "Critical Accounting Policies and Estimates."

        Further discussion of these items may be found in the remainder of this Management's Discussion and Analysis.

KEY RECENT EVENTS

Investigation by the New York Attorney General and Other Regulatory Authorities

        The insurance industry has recently come under significant scrutiny by various regulatory authorities.

        In April 2004, the New York AG began investigating various insurance industry practices, including placement service agreements, market service agreements, and similar agreements under which insurance carriers pay compensation to insurance brokers, including Aon, beyond standard commissions. The New York AG issued subpoenas to various companies in the insurance industry, including Aon, related to these agreements and various other practices, including alleged tying of reinsurance, bid rigging, and soliciting fictitious quotes. Other state attorneys general and state departments of insurance have also issued subpoenas to Aon or begun investigations into contingent commissions and other business practices of brokers, agents and insurers, and some state regulators have announced that they intend to enact new regulations or policies to govern these practices. Contingent commissions generally are non-service-specific, volume- or profit-based compensation arrangements between insurers and brokers. Similarly, regulatory authorities in other countries are either considering or have already begun similar inquiries. Aon is fully cooperating with all the investigations, and has retained outside counsel to conduct its own internal review of its compensation and other practices.

        In October 2004, the New York AG filed a complaint against Marsh & McLennan Company, Inc., and its subsidiary, Marsh Inc., alleging that Marsh committed fraud and violated New York State antitrust and securities' laws. On October 15, 2004, Marsh announced that it was suspending the use of contingent commission agreements.

        On October 22, 2004, we announced that we were terminating contingent commission arrangements with underwriters. We have nearly completed this process and are working with clients, insurance carriers, regulators, and others to establish a new business model that ensures that we link compensation to specific, measurable services in a way that is transparent, easy to understand, and accepted by clients. Other insurance brokers and carriers have also announced that they will terminate contingent commission arrangements.

        For the year ended December 31, 2004, we earned approximately $132 million of contingent commissions versus $169 million in 2003. Of the $132 million contingent commissions earned in 2004:

  •
  $111 million was included in our Risk and Insurance Brokerage Services segment and

  •
  $21 million was included in our Consulting segment.

        We earned $15 million of contingent commissions in fourth quarter 2004 versus $52 million in 2003. The amount recorded in this year's fourth quarter represents amounts earned on arrangements covering periods prior to October 1, 2004. A small number of these arrangements call for the calculations to be performed on an annual basis. Some of these calculations occurred in the fourth quarter, and minimal amounts are likely to be recorded in 2005.

        Contingent commission revenue was $37 million lower in 2004 compared to 2003 as a direct result of terminating our contingent commission arrangements. However, we estimated $47 million of lost contingent commission revenue in 2004 that would have been earned had we not terminated these arrangements. The loss of revenues from these agreements will likely have a material adverse effect on our results of operations for 2005. As of December 31, 2004, we have approximately $50 million of net receivables recorded related to contingent commissions, which we believe we are entitled to and will collect.

        During 2004, we also earned approximately $143 million of other compensation for services to underwriters, all of which is included in our Risk and Insurance Brokerage Services segment. This other compensation encompasses activities such as affinity program management, managing general underwriting, and wholesale brokerage where we act as the agent for carriers. In addition, this includes compensation for specific services as is customary in some markets outside the United States.

        On March 4, 2005, Aon Corporation ("Aon") and its subsidiaries and affiliates (collectively, the "Company") entered into an agreement (the "Settlement Agreement") with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the "State Agencies") to resolve all the issues related to investigations conducted by the State Agencies.

        The material terms of the Settlement Agreement are as follows:

        The Company will pay $190 million into a fund (the "Fund") to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of the Company's obligations under the Settlement Agreement and the State Agencies have agreed not to impose any other financial obligation or liability on the Company related to the lawsuits. No portion of the payments by the Company is considered a fine or penalty. The Company will make payments into the Fund as follows:

  •
  On or before September 1, 2005, the Company shall pay $76 million into the Fund.

  •
  On or before September 1, 2006, the Company shall pay $76 million into the Fund.

  •
  On or before September 1, 2007, the Company shall pay $38 million into the Fund.

        The Fund, plus interest, will be used to compensate the Company's eligible policyholder clients according to procedures set out in the Settlement Agreement. No amount paid to the Fund will be returned to Aon under any circumstances.

        On or before June 30, 2005, the Company will calculate, in accordance with a formula approved by the State Agencies, the amount that each policyholder client is eligible to receive from the Fund. Clients eligible to participate in the Fund are those U.S. clients that engaged the Company to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2001 through December 31, 2004 (the "Relevant Period") where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Aon during the Relevant Period (the "Eligible Policyholders").

        On or before June 30, 2005, the Company must send a notice to each Eligible Policyholder setting forth, among other things, the amount it will be paid from the Fund if it elects to participate (a "Participating Policyholder"). Participating Policyholders must tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

        On November 30, 2005, September 30, 2006 and September 30, 2007, each Participating Policyholder shall receive from the Fund as much of that Participating Policyholder's aggregate share of the Fund as possible with the monies then available in the Fund.

        In the event that an Eligible Policyholder elects not to participate or otherwise does not respond by October 30, 2005 (a "Non-Participating Policyholder"), that client's allocated share may be used by the Company to satisfy any pending or other claims asserted by clients relating to issues in the Settlement Agreement. In no event shall a distribution be made from the Fund to any other client until all Participating Policyholders have been paid, nor shall total payments to any Non-Participating Policyholder exceed 80% of that policyholder's original allocated share. If any funds remain in the Fund as of October 1, 2007 such funds shall be distributed pro rata to the Participating Policyholders by November 1, 2007. In no event shall any of the amounts paid into the Fund be used to pay attorneys' fees.

        Within 60 days of the date of the Settlement Agreement, the Company shall commence the implementation of certain business reforms, including the following:

  •
  To accept only a specific fee to be paid by the client, a specific percentage commission on premium to be paid by an insurer set at the time of purchase, renewal, placement or servicing of an insurance policy, or a combination of both.

  •
  To fully disclose in plain, unambiguous written language commissions in either dollars or percentage amounts.

  •
  Not to accept any other valuable compensation or consideration from an insurer other than as stated above, including contingent compensation and any compensation or preference in connection with the selection of insurers from which to solicit bids for clients.

  •
  Not to request or accept from any insurer any false, fictitious or inflated quote, or quote that does not represent the insurer's best evaluation at the time of the minimum premium the insurer would require to bind the insurance coverage sought by the client.

  •
  Not to request or accept from any insurer any promise or commitment for the use of our services, including reinsurance brokerage, conditioned upon any arrangement to provide preferential treatment for any insurer.

  •
  Not to place, renew or service a client's business through a wholesale broker unless agreed to by the client after full disclosure of all the compensation to be received, any interest we may have in the wholesale broker, and any alternative to using the wholesaler broker.

  •
  To fully disclose to each client all quotes received in connection with coverage of the client's risk with all terms and, all commissions to be received for each quote, and to provide disclosure of and obtain clients written consent to all compensation arrangements.

  •
  To disclose to each client at the end of each year all compensation received during the preceding year from any insurer or third party in connection with the client's policy.

  •
  To implement company-wide written standards of conduct regarding compensation from insurers consistent with the terms of the settlement and institute appropriate training of employees, including business ethics, professional obligations, conflicts of interest, antitrust and trade practices compliance and record keeping.

  •
  To establish a Compliance Committee of our Board of Directors that will monitor our compliance with the standards of conduct regarding compensation.

  •
  To maintain a record of all complaints regarding compensation from any insurer, and provide such record to the Compliance Committee.

  •
  To file annual reports with New York and Illinois for five years.

        The Company shall not, directly or indirectly, seek or accept indemnification pursuant to any insurance policy or other reimbursement with respect to any amounts payable under the Settlement Agreement.

        In accordance with APB Opinion No. 21, Interest on Receivables and Payables, we have discounted the payment stream associated with the settlement and recorded the present value of the liability and corresponding expense of $180 million in our financial statements as of December 31, 2004. The discount was determined using our incremental borrowing rate. We have not discounted the payment due on September 1, 2005. The settlement was considered fully tax deductible and is not treated as a permanent difference in our tax calculation.

        The difference between our agreed settlement amount of $190 million and the amount in our financial statements as of December 31, 2004 represents the discount. The discount will be amortized over the course of the payment timeframe resulting in an increase in expense.

Reconciliation between cash paid and expense incurred

(millions)	Incurred expense	Cash to be paid

2004	$180	$—
2005	6	76
2006	3	76
2007	1	38

Total settlement cost	$190	$190

        Of the $180 million expensed in 2004, $153 million was allocated to the Risk and Insurance Brokerage Services segment and the remaining $27 million was allocated to the Consulting segment.

        In addition to the New York AG and other regulatory investigations, we are defending various client class action lawsuits. We have provided $40 million for costs and payments to settle the Daniel class action lawsuit. Of the $40 million recorded, $34 million was allocated to our Risk and Insurance Brokerage segment and the remaining $6 million was allocated to our Consulting segment.

Investment in Endurance Common Stock and Warrants

        During 2004, we sold virtually all of our common stock investment in Endurance resulting in a $48 million pretax gain for the year ended December 31, 2004. We sold:

  •
  9.8 million shares at a net realized price of $32.70 per share, resulting in proceeds of $320 million during fourth quarter 2004 and

  •
  1.4 million shares at a net realized price of $33.20 per share, resulting in proceeds of $47 million during first quarter 2004.

        We invested all the proceeds in short-term investments that are held by our insurance underwriting subsidiaries.

        We retain 4.1 million stock purchase warrants in Endurance. These warrants meet the definition of a derivative as described in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires them to be recorded in the consolidated financial statements at fair value, with changes in fair value recognized in earnings.

        Through December 31, 2002, these warrants were carried at zero value, which approximated their original cost. In 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty about the fair value of Endurance and the warrants. At December 31, 2004, we determined that the warrants had a fair value of approximately $80 million, consistent with the valuation as of December 31, 2003.

        We recognized these changes in value in investment income in the Corporate and Other segment. For the year ended December 31, 2004 the total change was immaterial. The future value of the warrants may vary considerably from the value at December 31, 2004, due to the price movement of the underlying shares, the passage of time, and changes in other factors used in the valuation model (see Note 1 to the consolidated financial statements for additional information about the valuation of the warrants).

Sale of Certain Businesses

        During 2003 and 2004, we sold certain businesses, including our:

  •
  automotive finance servicing business, which had been in run-off since first quarter 2001,

  •
  U.K. claims services businesses,

  •
  a small non-core consulting subsidiary,

  •
  U.K. reinsurance brokerage runoff unit, and

  •
  a small U.S. brokerage unit.

        The operating results of all of these businesses are classified as discontinued operations, and prior year's operating results have been reclassified to discontinued operations, as this table shows:

(millions) Years ended December 31,	2004	2003	2002

Revenues	$33	$105	$106

Pretax loss:
Operations	$(20)	$(53)	$(47)
Revaluation	(23)	(23)	—

Total	$(43)	$(76)	$(47)

After-tax loss:
Operations	$(13)	$(34)	$(30)
Revaluation	(18)	(14)	—

Total	$(31)	$(48)	$(30)

        See Note 5 to the consolidated financial statements, "Disposal of Operations," for further information.

        In November 2004, we sold our Cambridge Integrated Services Group, Inc. ("Cambridge") claims administration business to Scandent Holdings Mauritius Limited (SHM) for $90 million in cash plus convertible preferred stock in SHM, valued at $15 million. Because of our convertible preferred stock holding and other factors, we included Cambridge's results prior to the sale's effective date, as well as a pretax gain on the sale of approximately $15 million, in income from continuing operations.

        From time to time, we explore strategic alternatives for our various businesses. In February 2005, we announced that we are exploring alternatives relating to our ownership of Swett & Crawford, which is currently the largest U.S.-based wholesale insurance broker with more than 900 employees in 40 offices. By exploring alternatives, we expect to determine if Swett & Crawford's potential can be realized more fully under different ownership. No decision has been made to sell Swett & Crawford at this time.

Critical Accounting Policies and Estimates

        Aon's consolidated financial statements have been prepared according to U.S. generally accepted accounting principles (GAAP). To prepare these financial statements, we made estimates, assumptions, and judgments that affect:

  •
  what we report as our assets and liabilities,

  •
  what we disclose as contingent assets and liabilities at the date of the financial statements, and

  •
  the reported amounts of revenues and expenses during the periods presented.

        In accordance with our policies, we:

  •
  regularly evaluate our estimates, assumptions and judgments, including those concerning revenue recognition, investments, intangible assets, income taxes, financing operations, policy liabilities (including future policy benefit reserves, unearned premium reserves and policy and contract claim reserves), restructuring costs, retirement benefits, and contingencies and litigation, and

  •
  base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances.

        The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates.

        We believe the following critical accounting policies affect the more significant estimates, assumptions and judgments we used to prepare these consolidated financial statements.

Pensions

U.S. Plans

        Effective January 1, 2004, the U.S. pension plans were closed to new employees. All new employees participate in a defined contribution plan. Over time, this change will reduce the volatility inherent in the accounting for the U.S. pension plans.

        Aon uses a market-related valuation of assets to calculate pension expense. This valuation reflects a five-year average of the difference between the expected return on plan assets and the actual market value return. The prior year market-related value is projected to the current date by adjusting for contributions, benefit payments and expected returns. The asset gain or loss is the difference between the expected return on assets and the actual return on assets. Twenty percent of the asset gain or loss is recognized in the current year's market-related value, with the remaining eighty percent spread evenly over the next four years.

        As of year-end 2004, the market-related value of assets does not yet reflect our accumulated asset losses of $142 million. These losses will increase pension expense as they are graded into the market-related asset value and may be offset by future asset gains. As of year-end 2004, we reported a fair value of pension assets of $969 million, while the market-related value of assets is $1,111 million.

        Under FASB Statement No. 87, the full gain or loss on assets and obligations is not recorded as expense in the current period. Statement No. 87 allows changes in the projected benefit obligation and market value of assets to be deferred and amortized as a component of pension expense over several years, based on the average expected future service of active employees, which is currently nine years. Gains and losses on pension obligations include the net effects of changes in the discount rate as well as demographic changes in the employee data.

        For the 2004 valuation year, the pension plans have a combined deferred loss of $584 million (comprised of unrecognized asset losses of $142 million and other than deferred asset losses of $442 million) that has not yet been recognized through income in the financial statements. We amortize the other than deferred asset losses of $442 million outside of a corridor, over about nine years; this corridor is defined as 10% of the greater of the market-related value of plan assets or the projected benefit obligation. For 2005, the estimated amortization amount to be recognized in expense is projected to be $34 million. To the extent not offset by future gains, the incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        The pension plan investment policy allows assets to be allocated to various asset classes. According to the policy, the percentage of total assets invested in each class should fall within a range. There is a target allocation for long-term investment decisions. However, the range provides flexibility to accommodate prevailing market conditions. In order to determine the expected long-term rate of return for the pension plan, we analyze the historical performance, investment community forecasts, and current market conditions to develop expected returns for each of the plan's asset classes. In setting the individual asset assumptions, we weight the historical performance data series most heavily toward the geometric average returns. We then weight the expected returns for each asset class by the plan's target allocation. To determine pension expense, we currently assume a long-term rate of return of 8.5%.

        This table shows the result of the calculation based on the target asset allocation for year-end 2004. The actual return for the 2004 valuation year (10.5%) was in excess of the assumed return.

Asset Class	Allocation Range	Target Allocation	Historical Returns	Weighted Average Expected Rate of Return

Equities	50 – 80%	70%
Domestic Equities	40 – 70	40	10.0%	4.0%
Limited Partnerships and Other	2.5 – 20	10	11.3	1.1
International Equities	5 – 15	10	10.4	1.0
Real Estate and REITs	5 – 15	10	8.8	0.9
Aon Common Stock	0 – 5	No Target	10.0	—

Debt Securities	20 – 50	30
Fixed Maturities	20 – 50	30	6.0	1.8
Invested Cash	0 – 2	No Target	3.1	—

Total				8.8%

        There are several assumptions that impact the actuarial calculation of pension obligations and, in turn, net periodic pension expense in accordance with Statement No. 87. These assumptions require various degrees of judgment. The most significant assumptions are:

  •
  the expected return on plan assets and

  •
  the discount rate.

        The same assumptions are used for our pension plans and postretirement benefit plans where applicable. Changes in these assumptions can have a material impact on pension obligations and pension expense. For example, holding all other assumptions constant, a one percentage point:

  •
  decrease in our estimated discount rate would increase our estimated 2005 pension expense by approximately $38 million and the estimated 2005 postretirement medical benefit expense by $0.5 million and

  •
  increase in our estimated discount rate would decrease the 2005 estimated pension expense by approximately $31 million and the postretirement medical benefit expense by approximately $0.5 million.

        Similarly, holding other assumptions constant, a one percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase the estimated 2005 pension expense by approximately $11 million and

  •
  increase in the estimated long-term rate of return on plan assets would decrease pension expense by approximately $11 million.

        Required cash contributions are also sensitive to assumptions, however the assumptions used to determine contributions to the plan are changed infrequently. We anticipate cash funding requirements of $47 million in 2005 and $100 million in 2006.

Major U.K. Plans

        During 1999, the U.K. pension plans were closed to new employees, and all new employees became participants in a defined contribution plan. As with the U.S. plans, this change will gradually reduce the volatility of the accounting for U.K. pension plans. As with our other international plans, the U.K. plans are solely obligations of subsidiaries of Aon Corporation.

        For the 2004 valuation year, the major U.K. pension plans have a combined deferred loss (from asset and liability experience) of $1,500 million that has not yet been recognized through income in the financial statements. We amortize the accumulated loss outside of a corridor over 17 years; this corridor is defined as 10% of the greater of the fair value of plan assets or the projected benefit obligation. For 2005, the estimated amortization amount to be recognized in expense is $67 million. To the extent not offset by future gains, the incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        To determine pension expense, we use the fair market value of plan assets. Generally, the trustees of the U.K. plans determine the investment policy for each plan. In total, at the end of the 2004 valuation year, the plans were invested 66% in equities and 34% in fixed income securities with a fair value of $2,355 million. In determining the expected rate of return, investment community forecasts and current market conditions are analyzed to develop expected returns for each of the asset classes used by the plans. Consideration is given to historic performance data over long periods in order to check the assumption in each class relative to each other. The expected returns for each asset class are then weighted by the actual asset allocation of the plans. To determine pension expense, we currently assume a long-term rate of return of 7.25%.

        This table shows the result of the calculation based on the actual asset allocation for year-end 2004. The actual return for the 2004 valuation year (8.2%) was in excess of the assumed return.

Asset Class	Allocation Range	Target Allocation	Historical Returns	Weighted Average Expected Rate of Return

Equities	45 – 75%	65%
UK Equities	30 – 50	39	8.5%	3.3%
Non-UK Equities	10 – 25	22	8.5	1.9
Real Estate	0 – 10	4	8.0	0.3
Debt Securities	25 – 55	35
Fixed Maturities	25 – 55	35	5.2	1.8
Invested Cash	0	0	3.5	—

Total				7.3%

        With respect to U.K. pension liabilities, a one-percentage point:

  •
  decrease in our estimated discount rate would increase the estimated 2005 pension expense by approximately $51 million and

  •
  increase in our estimated discount rate would decrease the estimated 2005 pension expense by approximately $48 million.

        Similarly, a one-percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase the estimated 2005 pension expense by approximately $23 million and

  •
  increase in our estimated long-term rate of return on plan assets would decrease estimated 2005 pension expense by approximately $23 million.

        Cash flow requirements are also sensitive to assumptions, however the assumptions used for funding the U.K. plans are changed infrequently. Under current rules and assumptions, we anticipate U.K. funding requirements of $152 million in both 2005 and 2006. These contributions reflect minimum funding requirements plus other amounts agreed to with the trustees of the U.K. plans.

Dutch Plan

        To determine pension expense, we use the fair market value of plan assets that, at year-end 2004, amounted to $363 million. At the end of 2004, the Dutch pension plan has a combined deferred loss of $135 million that has not yet been recognized through income in the financial statements. We amortize the accumulated loss outside of a corridor over 20 years; this corridor is defined as 10% of the greater of the fair value of plan assets or the projected benefit obligation. For 2005, the estimated amortization amount to be recognized in expense is $5 million. To the extent not offset by future gains, the incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        The target asset allocation is 35% equities and 65% fixed income securities, with an allowed deviation of 5%. At year-end 2004, the actual asset allocation was consistent with the target allocation. The expected long-term rate of return is 6%, which results from an expected future return of 8% on equities and a 5% return on fixed income investments.

        With respect to Dutch pension liabilities, a one percentage point:

  •
  decrease in our estimated discount rate would increase the estimated 2005 pension expense by approximately $6 million and

  •
  increase in our estimated discount rate would decrease the estimated 2005 pension expense by approximately $5 million.

        A one percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase the estimated 2005 pension expense by approximately $4 million and

  •
  increase in our estimated long-term rate of return on plan assets would decrease the estimated 2005 pension expense by approximately $4 million.

        At year-end 2004, the Dutch pension plan had a prepaid pension asset of $121 million. In the future, if the funded status of the plan deteriorates, this amount could be reflected in a minimum pension liability, which would reduce stockholders' equity. The Company accelerated a planned 2005 contribution of approximately $18 million into the pension plan before December 31, 2004.

Contingencies

        We define a contingency as any material condition that involves a degree of uncertainty that will ultimately be resolved. Under GAAP, we are required to establish reserves for contingencies when a loss is probable and we can reasonably estimate its financial impact.

        We are required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of reserves required, if any, for contingencies after carefully analyzing each individual issue. The required reserves may change due to new developments in each issue, or changes in approach, such as changing our settlement strategy.

        We have reflected the impact of the March 2005 New York AG and other regulatory authorities settlement in our December 31, 2004 financial statements. The settlement amount is fixed and determinable, therefore the liability was discounted to the net present value of the payments based on our incremental borrowing rate in accordance with APB 21. The $10 million difference between the settlement amount of $190 million and the $180 million liability recorded in our balance sheet as of December 31, 2004 represents the discount. This discount will increase our expenses in future years as it is amortized into expense.

        In addition to the New York AG and other regulatory authorities settlement accrual, we have also accrued $40 million for costs and payments to settle the Daniel class action lawsuit.

Policy Liabilities

        Through our insurance underwriting operations, we collect premiums from policyholders, and we establish liabilities (reserves) to pay benefits to policyholders. The liabilities for policy benefits, claims, and unearned premiums are a large portion of the total policy liabilities shown on our balance sheet, and are comprised primarily of estimated future payments to policyholders, policy and contract claims, and unearned and advance premiums and contract fees.

Accident, Health & Life

        To establish policy liabilities, we develop estimates of reported and anticipated claims, based on our historical experience, other actuarial data, and assumptions on investment yields. We base interest rate assumptions on factors such as market conditions and expected investment returns. Although mortality, morbidity, persistency, and interest rate assumptions are set when we issue new insurance policies, we may need to provide for additional losses on a product by increasing reserves, reducing previously capitalized acquisition costs established for that product, or by establishing premium deficiency reserves if there are significant changes in our experience or assumptions. The process of estimating and establishing policy and contract liabilities is inherently uncertain and the actual ultimate cost of a claim may vary materially from the estimated amount reserved.

        Liabilities for incurred but unpaid claims include estimated costs relating to incurred and reported claims and incurred but not reported claims. The liability for unpaid claims is based on the estimated ultimate cost of settling claims using best estimates of past experience. These estimates reflect known current trends and any other factors that would influence historical data. Actual experience may vary from anticipated levels due to changes in claim reporting, processing patterns and variations from historic averages for the amount paid per claim. Variations from historic patterns and averages could result in additional changes that increase or decrease unpaid claim liabilities. As of December 31, 2004, there were no known changes in reporting or processing patterns.

        Except for products that meet the definition of FASB Statement No. 97 Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, the liability for future policy benefits relating to long-duration contracts is accrued when premium revenue is recognized. The liability represents the present value of future benefits to be paid to policyholders less the present value of future premiums, and is estimated using methods that include assumptions such as estimates of expected investment yields, mortality, morbidity, and policy persistency. Emerging trends in morbidity, mortality, persistency, and asset yields may cause the actual experience to vary from original estimates. The financial impacts of changes from original assumptions are taken into account as the actual experience is realized. Some of these trends can fluctuate significantly over time. To the extent that current estimates of the present value of future benefits exceed the present value of future premiums for a product line, all excess amounts have been taken into account as a loss. There are no current estimates of the overall net gain resulting from improvements from original assumptions.

        Long-duration contracts that meet the definition of Statement No. 97, such as universal life type products are accounted for in a manner consistent with the accounting for interest-bearing or other financial instruments. Payments received on those contracts are not reported as revenue and a corresponding policy benefit reserve is not established. The liability for policy benefits is equal to the balance that accrues to the benefit of policyholders at the date of the financial statements, amounts that have been assessed to compensate the insurer for services to be performed over future periods, and amounts previously assessed against policyholders that are refundable on termination of the contract.

Claim Liability (millions)
Reserves for claim liabilities as of the year ended were as follows:

December 31, 2004	$422
December 31, 2003	$447
December 31, 2002	$421

        A 1% increase in the assumed medical cost trends would reduce pretax income by approximately $1.8 million.

Future Policy Benefits (millions)
    Reserves for future policy benefits as of the year ended were as follows:

December 31, 2004	$1,542
December 31, 2003	$1,396
December 31, 2002	$1,310

        If a 1% unfavorable change were to occur in the mortality and morbidity assumptions for both the accident & health and life books of business, pretax income would be decreased by approximately $7 million.

Warranty

        Our warranty business is unique in comparison to traditional underwriting businesses in that we are providing warranties for consumer goods and credit. These programs are generally reviewed by policy period to determine the necessary reserves for warranty claims. For automobile warranty, terms may extend as far as seven years with a few warranties lasting longer. Other warranty lines have terms extending up ten years with a few warranties lasting longer.

        In addition to the term of the warranty, other characteristics are taken into account when estimating the reserves. Considerations such as the manufacturer or classes of products are reviewed and embedded in our calculation methodology.

        Similar to other underwriting activities, historic loss development factors are used to project the ultimate loss. For recent periods we use the Bornhuetter-Ferguson method. This method is commonly used in underwriting businesses. The Bornhuetter-Ferguson method combines loss development methods with an expected loss ratio technique. The expected loss ratio is computed using either judgment, recent experience, or other commonly used statistical methods such as the Cape Cod method. These methods result in a point estimate of our liability, which was $822 million as of December 31, 2004. We believe that the ultimate development of the recorded liability could be as much as 10% more or 5% less.

        Sources of uncertainty include technological innovations such as plasma TVs and liquid crystal displays. In addition, some of our policies include profit sharing where the client participates in underwriting profits but we pay all underwriting losses.

Property & Casualty

        The loss reserve estimates for all property and casualty lines of business are derived by accident year from a minimum of five standard actuarial techniques including, but not limited to, incurred and paid loss development factors based on both program history and industry development patterns for similar lines of business. A Bornhuetter-Ferguson Method is also employed incorporating historical loss ratio performance weighted with case emergence to date. Where such data is available, frequency and severity methods are used taking into account claim count emergence and severity trends.

        The selected ultimate loss estimates are based on the range of estimates discussed above. A typical selection is the average of the estimates, but that selection may also be influenced by the consistency of the estimates, knowledge of emerging loss trends, and rate or benefit changes.

        Selected ultimate losses are evaluated for business on a direct, assumed, ceded and net basis. From the selected ultimate losses, paid losses are deducted to arrive at the total reserve. The total reserve includes case reserves and incurred but not reported reserves.

        At December 31, 2004, our recorded liability was $277 million. Given the current knowledge of the overall variability of property and casualty exposures, loss reserves are expected to fall within 10 loss ratio points (or approximately $20 million) of our selected estimate 95% of the time.

Valuation of Investments

        We periodically review securities with material unrealized losses and evaluate them for other than temporary impairment. We analyze various risk factors and determine if any specific asset impairment exists. If there is a specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value.

        We review invested assets with material unrealized losses each quarter. Those assets are separated into two categories:

  (1)
  Assets with unrealized losses due to issuer-specific events, which are segmented among four categories: fixed-maturity investments; publicly-traded preferred stocks; publicly-traded common stocks; and private common and preferred stocks and other invested assets.
  (2)
  Assets with unrealized losses due to market conditions or industry-related events.

Assets with unrealized losses due to issuer-specific events

Fixed maturity investments.

        At least quarterly, we:

  •
  review the creditworthiness of corporate obligors for changes by nationally recognized credit rating agencies and changes in fundamental financial performance of the underlying entity,

  •
  monitor cash flow trends and underlying levels of collateral for asset-backed securities, and

  •
  evaluate all bonds and asset-backed securities whose financial performance has declined for other than temporary impairment.

        Publicly-traded preferred stocks.    We review issuer creditworthiness at least quarterly. Creditworthiness factors reviewed include nationally recognized credit rating agency rating changes and changes in financial performance of the underlying issuer. We monitor all preferred stock investments with declining financial performance for other-than-temporary impairment.

        Publicly-traded common stocks.    Quarterly, we review each common stock investment to determine if its decline in value is deemed other-than-temporary. Our review includes an analysis of issuer financial trends, and market expectations based on third-party forward-looking analytical reports, when available.

        Private common and preferred stocks and other invested assets.    We review quarterly private issue valuations, which include recent transaction valuations between the issuer and a third party; financial performance reviews; and financial trend comparisons with publicly-traded companies in the same or similar industries.

        We recognize an other-than-temporary impairment loss when appropriate for these investments with continuous material unrealized losses due to issuer-specific events. This decision is based upon the facts and circumstances for each investment.

Assets with unrealized losses due to market conditions or industry-related events

        Invested assets with unrealized losses due to market conditions or industry-related events include those negatively impacted by increasing U.S. Treasury or local sovereign interest rates; corporate and asset-backed credit spread widening; common stock price volatility due to conditions in the overall market or a particular industry; and illiquid market conditions.

        Under some conditions, it is assumed that a decline in value below cost is temporary. This assumption is made for fixed-maturity investments with unrealized losses due to market conditions or industry-related events when the market is expected to recover, and we have the intent and ability to hold the investment until maturity or the market recovers, which is a decisive factor when considering an impairment loss. If the decision that holding the investment is no longer appropriate, we will reevaluate that investment for other-than-temporary impairment.

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

        We:

  •
  classify our intangible assets as either goodwill, client lists, non-compete agreements, future profits of purchased books of business of the insurance underwriting subsidiaries, or other purchased intangibles;

  •
  allocate intangible assets between goodwill and other intangible assets and determine estimated useful lives based on our internal valuations or valuations from qualified independent appraisers. We base the calculations of these amounts on estimates and assumptions using historical and pro forma data and recognized valuation methods. Different estimates or assumptions could produce different results;

  •
  amortize intangible assets other than goodwill over their estimated useful lives, while goodwill is not subject to amortization; and

  •
  carry intangible assets at cost, less accumulated amortization in the accompanying consolidated statements of financial position.

        Goodwill is not amortized but is tested for impairment at least annually, and more frequently if there are indicators of impairment or whenever business circumstances indicate that the carrying value of goodwill may not be recoverable. Impairment reviews are performed at the reporting unit level. If the fair value of a reporting unit is determined to be less than the carrying value of the reporting unit, we would complete further analysis to determine whether there was an impairment loss. No further analysis was required in 2004 or 2003. We base our determinations of fair value on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results. We included the estimated effects of the regulatory investigations and the termination of contingent commission arrangements in our 2004 impairment test.

        In March 2005 we re-evaluated the results of our annual impairment review due to the subsequent developments on the matters described in Note 14 to our consolidated financial statements and concluded that our initial conclusions remain appropriate and that no impairment loss is required.

REVIEW OF CONSOLIDATED RESULTS

General

        In the discussion of operating results we sometimes refer to supplemental information extracted from consolidated financial information, which U.S. GAAP does not require to be presented in the financial statements.

        Supplemental information related to organic revenue growth is information that helps Aon and our investors evaluate business growth from existing operations. Organic revenue growth excludes from reported revenues the impact of foreign exchange, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses, unusual items, and for the underwriting segment only, an adjustment between written and earned premium.

        Supplemental organic revenue growth information does not affect net income or any other GAAP reported figures. It should be viewed in addition to, not instead of, our consolidated statements of income. Industry peers provide similar supplemental information about their revenue performance, although they do not make identical adjustments.

        Since Aon conducts business in more than 120 countries and sovereignties, the movements of foreign exchange rates are important to our business. In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, management has isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis for revenue, and has disclosed the effect on earnings per share. This form of reporting is intended to give financial statement users more meaningful information about our operations.

        Some tables in the segment discussions reconcile organic revenue growth percentages to the reported revenue growth percentages for the segments and sub-segments. We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures, and transfers of business units, which represent the most significant reconciling items. In an "all other" category, we total other reconciling items that are not generally significant individually or in the aggregate. If there is a significant individual reconciling item within the "all other" category, we provide additional disclosure in a footnote.

Summary Results for 2002 through 2004

        The consolidated results of continuing operations follow:

(millions) Years ended December 31,	2004	2003	2002

Revenue:
Brokerage commissions and fees	$7,060	$6,797	$6,097
Premiums and other	2,788	2,609	2,368
Investment income	324	312	251

Total consolidated revenue	10,172	9,718	8,716

Expenses:
General expenses	7,406	7,013	6,355
Benefits to policyholders	1,516	1,427	1,375
Interest expense	136	101	124
Amortization of intangible assets	54	60	51
Provision for New York and other state settlements	180	—	—
Unusual credits —World Trade Center	—	(14)	(29)

Total expenses	9,292	8,587	7,876

Income from continuing operations before income tax and minority interest	$880	$1,131	$840

Pretax margin — continuing operations	8.7%	11.6%	9.6%

Consolidated Results for 2004 Compared to 2003

Revenue

        In 2004, revenue increased $454 million or 5% over 2003 to $10.2 billion. The movement in foreign exchange rates caused a majority of this increase, as revenue increased $67 million excluding foreign exchange effects. We do not directly hedge revenues against foreign currency translation because it is not cost effective, but we do try to mitigate the effect of foreign currency fluctuations on pretax income through other hedging strategies.

        Brokerage commissions and fees increased by $263 million or 4% from the prior year, driven almost entirely by favorable foreign exchange rates. There was no organic revenue growth in the Risk and Insurance Brokerage Services segment in large part due to the termination of contingent commission arrangements, as well as a softer insurance market. Consulting organic revenue grew 1%.

        Premiums and other increased $179 million or 7% from the prior year due to increased retentions, a change in an insurance program for a specialty accident and health line, and favorable foreign exchange rates. Growth in specialty property and casualty and core accident, health, and life business was offset by a planned decrease in the runoff businesses.

        Investment income increased by 4% over 2003, and includes related investment expenses and income or loss on investment disposals and impairments. The net increase reflects improved results at the operating segments driven primarily by an increase in short-term rates, partially offset by a decline at Corporate.

        Consolidated revenue by geographic area follows:

(millions) Years ended December 31,	2004	% of Total	2003	% of Total	2002	% of Total

Revenue by geographic area:
United States	$5,248	52%	$5,198	54%	$5,006	57%
United Kingdom	1,732	17	1,756	18	1,543	18
Continent of Europe	1,719	17	1,469	15	1,117	13
Rest of World	1,473	14	1,295	13	1,050	12

Total revenue	$10,172	100%	$9,718	100%	$8,716	100%

        U.S. consolidated revenue, which represents 52% of total revenue, increased $50 million or 1% in 2004 compared to 2003. The low revenue growth reflects the softer U.S. retail market that began late in 2003 after a two-year rapid increase in premiums following the September 11 tragedy and lower contingent commission revenue. Additionally, the November 2004 sale of Cambridge resulted in a $19 million loss of revenue in 2004 as compared to 2003.

        U.K. revenue decreased $24 million or 1%. Excluding the positive effects of foreign currency exchange, revenue decreased $198 million or 10%. The decrease in revenue is attributable to the soft market, which resulted in lower premiums and commissions. Additionally, the sale of our U.K. claims service business resulted in an $82 million loss of revenue in 2004 as compared to 2003.

        Continent of Europe revenue increased $250 million or 17% and Rest of World revenue increased $178 million or 14%, principally reflecting a weakening of the U.S. dollar.

Expenses

        Total expenses increased $705 million or 8% over 2003.

        General expenses increased $393 million or 6% over 2003, reflecting the impact of:

  •
  foreign exchange rates,

  •
  increase in our net periodic pension expenses of $47 million for our major plans over 2003, and

  •
  a $40 million provision for costs and payments to settle the Daniel class action lawsuit.

        Net gains on currency derivative transactions reduced expenses by $45 million in 2004.

        The 6% increase in benefits to policyholders was driven by the combination of growth in underwriting revenue, the change in an insurance program for a specialty accident and health line, and foreign exchange rates. In 2003, expenses increased due to higher claims for National Program Services, Inc. (NPS) of $79 million (see the Consolidated Results for 2003 Compared to 2002 section below for more information).

        Interest expense increased $35 million or 35% primarily due to the adoption of FIN 46 on December 31, 2003, which required the deconsolidation of our trust preferred capital securities, and which was offset by an increase in notes payable. Interest expense on the notes payable was $58 million for 2004. Absent this item, interest expense declined $23 million due principally to a reduction in debt levels during most of the year (see Notes 1 and 10 to the consolidated financial statements for more information).

        Included in our results is a $180 million provision for settlements resulting from investigations by the New York AG and other regulatory authorities.

        In 2003, total expenses included a $14 million credit related to the World Trade Center property insurance settlement. The 2003 credit represents a $60 million final settlement of our World Trade Center property insurance claim, net of $46 million paid to a third party relating to temporary office space secured in Manhattan after the World Trade Center was destroyed.

Income from Continuing Operations Before Income Tax and Minority Interest

        Because the increase in expenses exceeded the increase in revenues (for the reasons described above), income from continuing operations before income tax and minority interest decreased $251 million in 2004 to $880 million.

        Approximately 87% of Aon's 2004 consolidated income from continuing operations before income tax and minority interest was from international operations. The $220 million provisions for settlements resulting from investigations by the New York AG and other regulatory authorities and for costs and payments to settle the Daniel class action lawsuit were considered domestic expenses.

Income Taxes

        The effective tax rate was 34.4% and 37% in 2004 and 2003, respectively. Differences between the overall effective tax rate and the U.S. federal statutory rate are typically due to U.S. state income taxes and differentials between U.S. and international tax rates. Changes in the mix between our U.S. and international pretax income directly impact our effective tax rates. In 2004, a one-time tax benefit resulting from the difference between our tax and book basis in Cambridge reduced our effective tax rate. A summary of these effects is included in the rate reconciliation provided in Note 8 to the consolidated financial statements.

Income from Continuing Operations

        Income from continuing operations decreased to $577 million ($1.72 per diluted share) from $676 million ($2.04 per diluted share) in 2003. Basic income per share from continuing operations was $1.80 and $2.12 for 2004 and 2003, respectively. Including the effect of currency hedges, the positive impact of foreign currency translation was approximately $0.18 per share.

        To compute income per share, we have deducted dividends paid on the redeemable preferred stock from net income. In accordance with Emerging Income Task Force (EITF) No. 04-8, The Effect of Contingently Convertible Investments on Diluted Earnings Per Share, diluted shares outstanding were increased by 14 million to reflect the possible conversion of Aon's 3.5% convertible debt securities. After-tax interest expense on these debt securities has been added back to income from continuing operations when calculating the diluted income per share.

Discontinued Operations

        After-tax losses from discontinued operations in 2004 were $31 million ($0.10 and $0.09 per basic and diluted share, respectively). In comparison, after-tax losses in 2003 from discontinued operations were $48 million ($0.15 and $0.14 per basic and diluted share, respectively).

        Discontinued operations also include:

  •
  certain insurance underwriting subsidiaries acquired with Alexander and Alexander Services, Inc. (A&A), where we are paying off these subsidiaries' liabilities over several years, and

  •
  payments related to A&A's indemnification of liabilities relating to subsidiaries sold by A&A before its acquisition by Aon.

        There was no material impact on the income statement from the A&A discontinued operations in 2004, 2003 or 2002.

        Based on current estimates, management believes that these A&A discontinued operations are adequately reserved. The net liability is included as a component of other liabilities in the consolidated statements of financial position (see Note 5 to the consolidated financial statements for more information on discontinued operations).

Consolidated Results for Fourth Quarter 2004 Compared to Fourth Quarter 2003

        Total revenue in the quarter rose 3% to $2.7 billion. Excluding the impact of changes in foreign exchange rates, revenue was even with last year. Organic growth declined 1% reflecting:

  •
  a softening insurance market,

  •
  lower contingent commission revenue of $37 million, and

  •
  $19 million in lower revenue from the sale of our U.S. Claims service business effective November 30, 2004.

        The sale of our U.S. and U.K. claims services businesses more than offset the positive impact of acquisitions made by our brokerage operations. Lower claims services revenue (in continuing operations) is primarily due to the sale of Cambridge.

        These shortfalls were partially offset by growth in international risk and insurance brokerage operations.

        Income from continuing operations before income taxes and minority interest decreased by $248 million or 69% from 2003. The significant decrease was influenced by:

  •
  a provision of $180 million for settlements resulting from the investigation by the New York AG and other regulatory authorities,

  •
  a $40 million provision for costs and payments to settle the Daniel class action lawsuit and

  •
  a credit in 2003 of $60 million, representing a final settlement for our overall World Trade Center property insurance claim.

        These were partially offset by:

  •
  a gain in 2004 of $37 million from the sale of virtually all of our remaining common stock investment in Endurance and

  •
  a charge in 2003 in the warranty, credit, and property and casualty sub-segment of $45 million for additional losses and reserve strengthening for the NPS run-off program (see description of NPS in the following section under expenses).

Consolidated Results for 2003 Compared to 2002

Revenue

        Total revenues were $9.7 billion, an increase of 11%. Excluding the effects of foreign exchange rates, revenues increased 6% over the comparable period. This increase resulted from improvements in brokerage commissions and fees, premiums earned, and investment income.

        Brokerage commissions and fees increased 11% to $6.8 billion as a result of:

  •
  growth in new business,

  •
  improved client retention rates for most of our businesses,

  •
  the weakening U.S. dollar, and

  •
  higher revenue from a large Consulting segment outsourcing contract begun in the third quarter 2002.

        Premiums and other, primarily related to insurance underwriting operations, improved to $2.6 billion, a 10% increase over 2002. The increase reflects growth in some warranty and credit programs, along with specialty property and casualty lines, and favorable foreign exchange rates.

        Investment income increased 24% over 2002, and includes related investment expenses and income or loss on investment disposals and impairments. The net increase reflects:

  •
  lower impairment write-downs in 2003 of $36 million compared with $130 million in 2002. 2002 impairment write-downs included a $51 million cumulative adjustment related to prior reporting periods,

  •
  a non-cash increase in the value of Endurance stock warrants of $80 million and equity earnings from our investment in Endurance common stock of $25 million. Equity earnings from our Endurance investment in 2003 and 2002 were $46 million and $21 million, respectively,

  •
  interest income in 2002 on a tax-related settlement of $48 million with no corresponding amount in 2003, and

  •
  lower investment income generated by the operating units of $85 million including $27 million on deposit-type contracts which reflected lower rates.

        U.S. revenues, which represent 54% of total revenue, increased 4% in 2003 compared to 2002 as a result of growth driven:

  •
  primarily by new business development and improved retention rates in both retail and reinsurance brokerage and

  •
  secondarily by growth in the Consulting segment resulting from a large outsourcing contract that began in the third quarter 2002. This growth was partially offset by a decrease in revenue in our Accident & Health and Life sub-segment that was primarily from transferring our U.S. large employer group life and accidental death business to a third party via an indemnity reinsurance arrangement.

        While moderating, commercial property and casualty premium rate increases for most lines of coverage continued in 2003. We generally benefit from increased premium rates through increased commissions, although higher premiums can cause clients to purchase lower policy limits and retain higher deductibles.

        Combined U.K. and Continent of Europe revenues increased 21% in 2003 to $3.2 billion and Rest of World revenue increased 23% to $1.3 billion, reflecting foreign exchange, strong new business, and the positive effect of increased premium rates.

Expenses

        General expenses increased 10% over 2002 reflecting:

  •
  growth of the businesses,

  •
  the effect of foreign exchange rates, and

  •
  higher overall defined benefit pension plan costs of $131 million for our major plans.

        General expenses in 2002 included $50 million of costs from the planned divestiture of the insurance underwriting segment and a credit of $6 million, reflecting the reversal of termination benefits that we incurred as part of our business transformation plan.

        Benefits to policyholders rose $52 million, or 4%, primarily as the result of new business volume, and losses and reserve strengthening of $65 million relating to NPS business, a non-core book of runoff business. NPS was hired to handle quoting, binding, premium collection, claims adjusting, and other servicing related to general liability insurance policies issued by one of Aon's subsidiaries. However, in mid-2002, we obtained a temporary restraining order against NPS, stopped it from initiating any new business on our behalf, and with others, sued the company for fraud. In 2003, actuaries examined the business that NPS had written and reviewed assumptions, such as historical loss development patterns and the expected ultimate loss ratio. As a result of this review, we strengthened our reserves, mainly for accident years 2001 and 2002. These reserves should cover future payments we expect to make in the next five to seven years. Excluding NPS, benefit payout ratios have declined, however, due to a shift in product mix.

        Interest expense decreased primarily due to lower debt levels. Amortization of intangible assets grew $9 million from 2002 due primarily to recent acquisitions as well as foreign exchange rates in the risk and insurance brokerage services segment.

        Total expenses also included a $14 million credit in 2003 and a $29 million credit in 2002 related to the World Trade Center. The 2003 credit represents a $60 million gain from a final settlement of our World Trade Center property insurance claim, net of $46 million related to the assignment to a third party of temporary office space we needed in Manhattan after the World Trade Center was destroyed. The 2002 credit represents a gain resulting from a settlement with our insurance carriers regarding reimbursement for depreciable assets that were destroyed.

Income from Continuing Operations Before Income Tax and Minority Interest

        Income from continuing operations before income tax and minority interest increased from $840 million in 2002 to $1.1 billion in 2003. This increase is due primarily to the impact of foreign exchange, the improvement in investment income ($61 million), and 2002 expenses related to the planned spin-off ($50 million) with no corresponding amount in 2003. Approximately 68% of Aon's 2003 consolidated income from continuing operations before income tax and minority interest was from international operations.

Income Taxes

        The effective tax rate was 37% in both 2003 and 2002. The overall effective tax rates are higher than the U.S. federal statutory rate primarily because of state income tax provisions.

Income from Continuing Operations

        Income from continuing operations increased to $676 million ($2.04 per diluted share) from $496 million ($1.75 per diluted share) in 2002. Basic income per share from continuing operations was $2.12 and $1.76 for 2003 and 2002, respectively. In fourth quarter 2002, we had a common stock offering, which increased the number of average common and common stock equivalent shares outstanding. Including the effect of currency hedges, the positive impact of foreign currency translations was approximately $0.12 per share. We have deducted dividends paid for the redeemable preferred stock from net income to compute income per share. In accordance with EITF No. 04-8, 2003 diluted shares outstanding were increased by 14 million to reflect the possible conversion of Aon's 3.5%

convertible debt securities. After-tax interest expense on these debt securities has been added back to income from continuing operations when calculating the diluted income per share.

Discontinued Operations

        After-tax losses from our discontinued businesses in 2003 were $48 million ($0.15 and $0.14 per basic and diluted share, respectively). In comparison, losses in 2002 from these discontinued operations were $30 million ($0.11 per both basic and diluted share). The 2003 results include an after-tax loss on the revaluation of the automotive finance business of $14 million.

REVIEW BY SEGMENT

General

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting (see Note 15 to the consolidated financial statements for further information). Aon's operating segments are identified as those that:

  •
  report separate financial information and

  •
  are evaluated regularly when we are deciding how to allocate resources and assess performance.

        We attribute revenues to geographic areas based on the location of the resources producing the revenues.

        Segment revenue includes investment income generated by invested assets of that segment, as well as the impact of related derivatives. Investment characteristics mirror liability characteristics of the respective segments:

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

  •
  Our insurance subsidiaries also have invested assets that exceed net policy liabilities which allow us to maintain solid claims paying ratings. Income from these investments are reflected in Corporate and Other segment revenues.

        The following tables and commentary provide selected financial information on the operating segments.

(millions) Years ended December 31,	2004	2003	2002

Operating segment revenue: (1)
Risk and Insurance Brokerage Services	$5,738	$5,593	$4,890
Consulting	1,247	1,185	1,046
Insurance Underwriting	3,150	2,883	2,801

Income before income tax:
Risk and Insurance Brokerage Services	$629	$848	$805
Consulting	105	110	122
Insurance Underwriting	254	196	155

Pretax margins:
Risk and Insurance Brokerage Services	11.0%	15.2%	16.5%
Consulting	8.4%	9.3%	11.7%
Insurance Underwriting	8.1%	6.8%	5.5%

(1)
Intersegment revenues of $72 million and $68 million were included in 2004 and 2003, respectively. See Note 15 to the consolidated financial statements for further information.

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

        Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. More specifically, lower premium rates, or a "soft market," generally result in decreased commission revenues.

        After the attacks of September 11, 2001, premium rates saw an unprecedented increase. Since late 2003, however, premiums in the property and casualty marketplace have declined. The downward rate trend varies by line of business, area of the world, and when each line of business began its downward trend. This trend may inhibit brokers' ability to grow revenues.

        Risk and Insurance Brokerage Services generated approximately 57% of Aon's total operating segment revenues in 2004. Revenues are generated primarily through:

  •
  commissions and fees paid by insurance and reinsurance companies,

  •
  fees paid by clients,

  •
  other carrier compensation, and

  •
  interest income on funds held on behalf of clients.

        Our revenues vary from quarter to quarter throughout the year as a result of:

  •
  how our clients' policy renewals are timed,

  •
  the net effect of new and lost business,

  •
  the timing of services provided to our clients, and

  •
  the income we earn on investments, which is heavily influenced by short-term interest rates.

        Our retail brokerage companies operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as individual brokers and agents and direct writers of insurance coverage. Specifically, this segment:

  •
  addresses the highly specialized product development and risk management needs of commercial enterprises, professional groups, insurance companies, governments, healthcare providers, and non-profit groups, among others;

  •
  provides affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses;

  •
  provides wholesale brokerage, managing underwriting and premium finance services to independent agents and brokers as well as corporate clients;

  •
  provides actuarial, loss prevention and administrative services to businesses and consumers; and

  •
  offers claims management and loss cost management services to insurance companies and firms with self-insurance programs. During 2004, we exited most of these activities by completing the sale of our U.K. claims operations in the second quarter of 2004 and our U.S. third party claims administration business in fourth quarter 2004.

        We review our revenue results using the following sub-segments:

  •
  Risk Management and Insurance Brokerage — Americas (Brokerage — Americas) encompasses our retail and wholesale brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services in North and South America, the Caribbean and Bermuda.

  •
  Risk Management and Insurance Brokerage — International (Brokerage — International) offers similar products and services to the parts of the world not included in Brokerage-Americas.

  •
  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that:

  —
  enhance the risk/return characteristics of insurance policy portfolios,

  —
  improve capital utilization, and

  —
  evaluate and mitigate catastrophic loss exposures worldwide.

  •
  Claims Services (Claims) offered claims administration and loss cost management services. We exited most of these activities in 2004 by selling our U.S. and U.K. claims administration businesses.

Revenue

        Continuing the trend from late 2003, the insurance market softened further in 2004. Total 2004 Risk and Insurance Brokerage Services revenue was $5.7 billion or 3% over last year. Excluding the effect of foreign exchange rates, revenue declined 1% over last year as a result of:

  •
  soft market conditions, reflected in flat organic revenue,

  •
  a $101 million reduction in revenue from our U.S. and one of our U.K. claims services businesses which were sold during 2004, and

  •
  a $35 million decline from contingent commissions.

        This table details Risk and Insurance Brokerage Services revenue by sub-segment.

(millions) Years ended December 31,	2004	2003	2002

Brokerage—Americas	2,308	$2,294	$2,101
Brokerage—International	2,357	2,074	1,695
Reinsurance	861	873	765
Claims	212	352	329

Total revenue	$5,738	$5,593	$4,890

        This table reconciles organic revenue growth to reported revenue growth in 2004 versus 2003.

Year ended December 31, 2004	Reported Revenue Growth	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Brokerage—Americas	1%	1%	—%	—%	—%
Brokerage—International	14	9	1	1	3
Reinsurance	(1)	4	—	(1)	(4)
Claims	(40)	—	(27)	—	(13)

Total revenue	3%	4%	(1)%	—%	—%

  •
  Brokerage—Americas revenue was up 1%, reflecting the impact of favorable foreign exchange rates. Organic revenue growth was zero, reflecting pricing pressures resulting from an overall soft market and lower contingent commission revenue, which was offset by improved retention rates.

  •
  Brokerage—International revenue showed strong improvement as a result of a favorable foreign exchange impact and good organic growth, especially in Asia, France and Italy.

  •
  Reinsurance revenue decreased because new business growth was more than offset by lower pricing on retained clients, lower renewal business in the Americas, and higher risk retention by clients.

  •
  Claims revenue was $82 million lower in 2004 compared to 2003 due to the sale of one of our U.K. claims services businesses in January 2004. In addition, revenue declined due to the sale of our U.S. claims services business in November 2004, and lower levels of activity in our U.S. operation during the year.

        This table shows Risk and Insurance Brokerage Services revenue by geographic area and total pretax income:

(millions) Years ended December 31,	2004	% of total	2003	% of total	2002	% of total

Revenue by geographic area:
United States	$2,379	42%	$2,466	44%	$2,363	48%
United Kingdom	1,056	18	1,093	20	977	20
Continent of Europe	1,265	22	1,112	20	849	18
Rest of World	1,038	18	922	16	701	14

Total revenue	$5,738	100%	$5,593	100%	$4,890	100%

Income before income tax	$629		$848		$805

  •
  U.S. revenue decreased 4% over 2003 due to lower contingent commissions and declines in our wholesale, premium financing, underwriting management, and claims service businesses.

  •
  U.K. revenue declined 3%. Excluding the favorable impact of foreign exchange rates, revenue would have declined 11%. Both the retail and reinsurance sectors declined, primarily as a result of decreased pricing pressures, higher retention of risk by clients and lower new business. In addition, revenue declined $82 million due to the sale in the first quarter 2004 of one of our U.K. claims services businesses.

  •
  Continent of Europe revenue increased 14% driven by a favorable foreign currency impact along with strong organic revenue growth in France and Italy.

  •
  The 13% growth in the Rest of World is driven by a favorable foreign currency impact and growth in Asia.

Income Before Income Tax

        Pretax income decreased $219 million or 26% from 2003 to $629 million, despite the increase in revenue. In 2004, pretax margins in this segment were 11.0%, down from 15.2% in 2003.

        Our income and margins were affected this year by:

  •
  a $153 million provision allocation for regulatory settlements resulting from the investigation by the New York AG and other regulatory authorities,

  •
  a $35 million reduction in contingent commission revenue,

  •
  additional net periodic pension expense of $39 million,

  •
  a $34 million provision for costs and payments to settle the Daniel class action lawsuit,

  •
  premium declines on brokered coverage, and

  •
  increase in investment income of $13 million.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. This segment:

  •
  provides a full range of human capital management services from employee benefits to compensation consulting and

  •
  generated 12% of Aon's total operating segment revenues in 2004.

        We review our revenue results using the following sub-segments:

  •
  Consulting Services, which provides human capital consulting services in five practice areas:

  1.
  Employee Benefits advises clients about the structure, funding and administration of employee benefit programs which attract, retain and motivate employees. Benefits consulting includes health and welfare, retirement, executive benefits, absence management, compliance, employer commitment, investment advisory and elective benefit services.

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

  5.
  Strategic Human Resource Consulting advises complex global organizations on talent, change and organization effectiveness issues including assessment, selection performance management, succession planning, organization design and related people-management programs.

  •
  Outsourcing, which offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

        In 2004, revenues of $1.2 billion increased 5% over 2003. Revenue on an organic basis grew 1% from last year and resulted from growth in U.S. compensation and international practices, especially in Europe, offset by lower revenue in U.S. employee benefits.

        In connection with our termination of contingent fee arrangements, contingent commissions decreased $2 million from the fourth quarter 2003 compared to the fourth quarter 2004.

        This table details Consulting revenue by sub-segment.

(millions) Years ended December 31,	2004	2003	2002

Consulting services	$949	$898	$796
Outsourcing	298	287	250

Total revenue	$1,247	$1,185	$1,046

        This table reconciles organic revenue growth to reported revenue growth in 2004 versus 2003.

Year ended December 31, 2004	Reported Revenue Growth	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Consulting services	6%	4%	—%	1%	1%
Outsourcing	4	3	3	(1)	(1)

Total revenue	5%	4%	1%	(1)%	1%

  •
  The increase in Consulting services revenue was driven by positive foreign exchange rates and organic revenue growth in U.S. compensation and international operations.

  •
  Outsourcing revenue is down compared to prior year due mainly to slow employment growth in the U.S. economy.

        This table shows Consulting revenue by geographic area and pretax income:

(millions) Years ended December 31,	2004	% of total	2003	% of total	2002	% of total

Revenue by geographic area:
United States	$754	61%	$762	64%	$695	67%
United Kingdom	213	17	182	15	160	15
Continent of Europe	162	13	139	12	105	10
Rest of World	118	9	102	9	86	8

Total revenue	$1,247	100%	$1,185	100%	$1,046	100%

Income before income tax	$105		$110		$122

  •
  U.S. revenue decreased in 2004, primarily reflecting lower results in the employee benefits practice.

  •
  U.K., Continent of Europe and Rest of World revenues rose on favorable currency exchange impacts, organic revenue growth, and the impact of small acquisitions.

Income Before Income Tax

        Pretax income was $105 million. In 2004, pretax margins in this segment were 8.4%, down from 9.3% in 2003. The decline was caused by a $27 million provision allocation for settlements resulting from the investigation by the New York AG and other regulatory authorities, a $6 million accrual for costs and payments to settle the Daniel class action lawsuit, and a $2 million reduction of contingent commission revenue. The legal accruals and loss of contingent commission revenue were partially offset by:

  •
  favorable foreign exchange rates,

  •
  improved profitability of the large human resource outsourcing contract initiated in mid-2002, and

  •
  effective expense management.

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily through more than 6,800 career insurance agents working for our subsidiaries. Our revenues are affected by our success in attracting and retaining these career agents;

  •
  provides Medicare supplement and Medicare Advantage policies in the U.S. through a dedicated sales force;

  •
  offers extended warranty and credit insurance products that are sold through retailers, automotive dealers, insurance agents and brokers, and real estate brokers. Our revenues are affected by the addition and retention of these retailers, dealers, agents and brokers;

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies;

  •
  administers certain extended warranty services on automobiles, electronic goods, personal computers and appliances;

  •
  has operations in the United States, Canada, Europe and Asia/Pacific; and

  •
  generated approximately 31% of Aon's total operating segment revenues in 2004.

        We have:

  •
  expanded product distribution to include affinity groups and worksite marketing, which has created access to new markets and potential new policyholders;

  •
  implemented a "back-to-basics" strategy in 2003 which focused on products and regions with predictable cash flows and the best return on investment;

  •
  announced plans in February 2003 to place in run-off our accident and health insurance underwriting operations in Latin America. We stopped operations in Argentina, and during 2003, transitioned into run-off status in Brazil and Mexico;

  •
  decided to run off certain non-core special risk accident and health business in the U.S. and the U.K.

Revenue

        Written premiums and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums and fees.

        We review our revenue results using the following sub-segments:

  •
  Accident & Health and Life, through which we provide an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation;

  •
  Warranty and Credit, through which we provide warranties on automobiles and a variety of consumer goods, including electronics and appliances. In addition, we provide non-structural home warranties and other warranty products, such as credit card enhancements and affinity warranty programs; and Property & Casualty, through which we provide select commercial property and casualty business on a limited basis.

        The table below reflects written and earned premiums and associated reserves:

(millions) Years ended December 31,	2004	2003	2002

Written premiums:
Accident & Health and Life	$1,461	$1,460	$1,519
Warranty and Credit	1,081	986	828
Property & Casualty	264	221	164

Total Warranty, Credit, Property & Casualty	1,345	1,207	992

Total Insurance Underwriting	$2,806	$2,667	$2,511

Earned premiums:
Accident & Health and Life	$1,620	$1,502	$1,494
Warranty and Credit	920	830	733
Property & Casualty	248	217	133

Total Warranty, Credit, Property & Casualty	1,168	1,047	866

Total Insurance Underwriting	$2,788	$2,549	$2,360

Policy and Contract Claim Liabilities:
Accident & Health and Life	$422	$447	$421
Warranty and Credit	211	207	177
Property & Casualty	1,221	955	653

Total Warranty, Credit, Property & Casualty	1,432	1,162	830

Total Insurance Underwriting	$1,854	$1,609	$1,251

        In 2004, revenues of $3.2 billion increased 9% over 2003. Excluding the effect of foreign exchange rates, revenues rose 5%.

        This table details Insurance Underwriting revenue by sub-segment.

(millions) Years ended December 31,	2004	2003	2002

Accident & health and life	$1,721	$1,594	$1,639
Warranty, credit and property & casualty	1,429	1,289	1,162

Total revenue	$3,150	$2,883	$2,801

        This table reconciles organic revenue growth to reported revenue growth in 2004 versus 2003.

Year ended December 31, 2004	Reported Revenue Growth	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth

Accident & health and life	8%	4%	8%	(4)%
Warranty, credit and property & casualty	11	3	2	6

Total revenue	9%	4%	4%	1%

(1)
The difference between written and earned premiums and fees, as a percentage change, was 3% for accident & health, 0% for warranty and 1% for total revenue. In addition, a change in accounting for an insurance contract in the U.S. as a percentage change, was 6% for accident & health and life and 3% for total revenue.

•
Accident & Health and Life revenue grew $127 million or 8% driven by a change in an insurance program for a specialty accident and health line, favorable foreign currency exchange, higher investment income and growth in the core business, partially offset by planned reductions in runoff businesses of $25 million.

•
Warranty, Credit and Property & Casualty revenue grew $140 million or 11% due to improvement in our North American warranty, as well as European auto and warranty programs, growth in the select property and casualty business, and favorable foreign currency exchange rates.

        This table details Insurance Underwriting revenue by geographic area and pretax income:

(millions) Years ended December 31,	2004	% of total	2003	% of total	2002	% of total

Revenue by geographic area:
United States	$2,108	67%	$1,953	68%	$2,005	72%
United Kingdom	456	14	460	16	395	14
Continent of Europe	284	9	211	7	159	6
Rest of World	302	10	259	9	242	8

Total revenue	$3,150	100%	$2,883	100%	$2,801	100%

Income before income taxes	$254		$196		$155

  •
  In 2004, U.S. revenue increased as a result of changes in an insurance program for a specialty accident & health line, improvements in accident & health and life's core business, along with growth in construction group and warranty programs, which more than offset lower results in run-off programs.

  •
  U.K. revenue was lower than last year, despite favorable exchange rates, as a result of lower revenue from a book of U.K. specialty accident and health business that had been placed in runoff, as well as a property & casualty discontinued line of business.

  •
  Continent of Europe and Rest of World posted significant revenue improvement during the year. This increase is primarily the result of a favorable exchange rate impact, as well as improvements in our European auto and warranty programs.

Income Before Income Tax

        Pretax income of $254 million increased 30% from 2003. Pretax margins rose from 6.8% in 2003 to 8.1% in 2004.

        Increased pretax income and margin resulted from:

  •
  $65 million of expense relating to the NPS program in 2003,

  •
  improved profitability in the traditional lines of accident & health and life,

  •
  higher investment income of $14 million due to changes in the investment portfolio which increased both duration and returns,

  •
  positive foreign exchange effects, and

  •
  profitable growth in North American auto warranty and specialty property & casualty programs.

        These increases were partially offset by:

  •
  lower international auto credit results because auto dealerships continue to de-emphasize some credit products and

  •
  declines in U.S. electronic warranty results due to discontinued programs, as well as losses related to a European electronics warranty program.

Corporate and Other

        Corporate and Other segment revenue consists primarily of investment income (including income or loss on investment disposals and other-than-temporary impairment losses), which is not otherwise reflected in the operating segments. This segment includes:

  •
  invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses and

  •
  the assets in excess of net policyholder liabilities of the insurance underwriting subsidiaries and related income.

        Corporate and Other segment revenue includes income from Endurance common stock, which was accounted for under the equity method before the sale of virtually all of our holdings in December 2004, and changes in the valuation of Endurance warrants. Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through Corporate and Other segment revenue.

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

        We:

  •
  periodically review securities with material unrealized losses and evaluate them for other-than-temporary impairments,

  •
  analyze various risk factors and identify any specific asset impairments. If we determine there is a specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value, and

  •
  review invested assets with material unrealized losses each quarter.

        This table shows the components of Corporate and Other revenue and expenses:

(millions) Years ended December 31,	2004	2003	2002

Revenue:
Income from marketable equity securities and other investments:
Income from change in fair value of Endurance warrants	$—	$80	$—
Equity earnings — Endurance	38	46	21
Other	11	11	10

	49	137	31
Limited partnership investments	6	1	14
Interest on tax refund	—	—	48
Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	48	—	—
Impairment write-downs	(3)	(36)	(130)
Other	9	23	16

	54	(13)	(114)

Total revenue	109	125	(21)
Expenses:
General expenses	81	61	97
Interest expense	136	101	124
Unusual credits — World Trade Center	—	(14)	—

Total expenses	217	148	221

Loss before income tax	$(108)	$(23)	$(242)

Revenue

        Corporate and Other revenue decreased by $16 million to $109 million in 2004. The revenue decrease was primarily driven by:

  •
  an $80 million non-cash increase in the value of the Endurance stock warrants recognized in 2003 where previously there had been no value recorded. The value of the Endurance warrants fluctuated during the year, but at year-end 2004 remained approximately $80 million. This was mostly offset by:

  •
  the sale of virtually all of our common stock investment in Endurance resulting in a $48 million gain and

  •
  lower impairment writedowns of certain fixed-maturity and equity investments of $3 million in 2004 versus $36 million in 2003.

Loss Before Income Tax

        Corporate and Other expenses were $69 million or 47% higher than in 2003 as a result of:

  •
  an increase in interest expense of $35 million primarily due to the adoption at December 31, 2003 of FIN 46. As a result of this adoption, we were required to deconsolidate our trust preferred capital securities, which were offset by an increase in notes payable. Interest expense on these notes payable was $58 million for the year. Absent that item, interest expense declined $23 million due principally to a reduction in U.S. debt levels earlier in 2004;

  •
  an increase in general expenses of $20 million due in part to increases in compliance costs for the Sarbanes Oxley Act, compensation and occupancy expenses; and

  •
  a net $14 million credit related to the World Trade Center in 2003 with no corresponding credit in 2004.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $108 million in 2004 versus a pretax loss of $23 million in 2003.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

        Our routine liquidity needs are primarily for servicing debt and paying dividends on outstanding stock. Our primary source for meeting these requirements is from dividends and internal financing from our operating subsidiaries. Additionally, we fully drew down our long-term Euro credit facility to ensure adequate liquidity in the fourth quarter of 2004. After meeting our routine dividend and debt servicing requirements, we used a portion of the remaining funding we received throughout the year for capital expenditures.

        Our major U.S. insurance subsidiaries' statutory capital and surplus at year-end 2004 significantly exceeded the risk-based capital target set by the NAIC.

        In the aggregate, our operating subsidiaries anticipate there will be adequate liquidity to meet their needs in the foreseeable future and to provide funds to the parent company. We have used cash flow primarily for dividend payments, business reinvestment, debt reduction, and acquisition financing.

        Cash on our statements of financial position includes funds available for general corporate purposes. We segregate funds we are holding on behalf of clients and to satisfy policyholder liabilities.

        The cash payments for the $190 million settlement with the New York AG and other regulatory authorities will be funded through operating cash flow over the following time frame:

(millions)	Cash to be paid

2005	$76
2006	76
2007	38

Total cash payments	$190

        In addition to the New York AG and other regulatory authorities investigations, we are defending various client class action lawsuits. We accrued $40 million for costs and payments to settle the Daniel class action lawsuit.

        In 2004, total cash contributions to our major defined benefit pension plans were $189 million, a decrease of $28 million from 2003. In 2003, we made a $100 million early contribution to the U.S. defined benefit pension plan. In 2004, we made an early contribution of $18 million for our Netherlands defined benefit pension plan. Under current rules and assumptions, we anticipate that 2005 contributions to our major defined benefit pension plans will be approximately $202 million.

        In connection with one of our U.K. pension plans, our principal U.K. subsidiary has agreed with the trustees of the plan to contribute £20 million per year to the plan for six years with the amount payable increasing by 5.3% on each January 1, beginning in 2005. These contributions are in addition to the normal employer contributions to the plan. The trustees of the plan:

  •
  have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding up deficit. As of December 31, 2003, the estimated winding up deficit was £345 million; and

  •
  have accepted in practice the agreed-upon schedule of contributions and have not requested such an advance.

        At the last valuation date, September 30, 2004, the estimated deficit between the value of the plan assets and the projected benefit obligation, calculated under U.S. GAAP, was £108 million, of which £92 million was recorded as a minimum pension liability. The U.K. pension plans have been closed to new employees since 1999.

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for twelve months 2004 and 2003 are as follows:

(millions) As of December 31,	2004	2003

Insurance Underwriting operating cash flows	$541	$360
Change in funds held on behalf of brokerage and consulting clients	(50)	200
All other operating cash flows	693	752

Cash provided by operating activities	$1,184	$1,312

Insurance Underwriting operating cash flows

        Our insurance underwriting operations include accident & health and life, warranty, credit, and property & casualty businesses. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

        The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $541 million for 2004 compared to $360 million for 2003. For 2004, operating cash flows, analyzed by major income statement component, indicated that premiums and other fees collected, net of reinsurance, were $3,167 million. Investment income and other miscellaneous income received was $159 million. We used these revenues primarily to pay claims and other cash benefits of $1,382 million, commission and general expenses of $1,325 million, and taxes of $78 million.

        The comparable 2003 premiums and other fees collected, net of reinsurance, were $2,931 million. Investment income and other miscellaneous income received was $141 million. Payments included claims and other cash benefits of $1,223 million, commission and general expenses of $1,366 million, and taxes of $123 million.

        We will invest and use operating cash flows to satisfy future benefits to policyholders, and when appropriate, make them available to pay dividends to the Aon parent company (Aon Parent). In second quarter 2004, Combined Insurance Company of America (CICA), one of our major insurance underwriting subsidiaries, declared and made a non-cash dividend of $71 million to Aon Parent.

        Generally, we invest assets supporting policyholder liabilities in highly liquid and marketable investment grade securities. These invested assets are subject to insurance codes set forth by the various governmental jurisdictions in which we operate, both domestically and internationally. The insurance codes restrict both the quantity and quality of various types of assets within the portfolios.

        Our insurance subsidiaries' policy liabilities are segmented among multiple accident and health and property casualty portfolios. Those portfolios have widely varying estimated durations and interest rate characteristics. Generally, policy liabilities are not subject to interest rate volatility disintermediation risk. Therefore, in many of the portfolios, asset and policy liability duration are not closely matched. Interest rate sensitive policy liabilities are generally supported by floating rate assets.

Funds held on behalf of clients

        In our risk and insurance brokerage and consulting businesses, we typically hold funds on behalf of clients as a result of:

  •
  premiums received from clients that are in transit to insurers. These premiums held on behalf of, or due from, clients are reported as assets with a corresponding liability due to the insurer.

  •
  claims due to clients that are in transit from insurers. Claims held by, or due to, us, and which are due to clients, are also shown as both assets and liabilities.

        These funds held on behalf of clients can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers.

All other operating cash flows

        The operating cash flow from our risk and insurance brokerage services and consulting segments, as well as related corporate items, was $693 million for 2004 compared to $752 million for the comparable period in 2003. These amounts exclude the change in funds held on behalf of clients from year-end of approximately $(50) million in 2004 and $200 million in 2003, as described above. The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses, and income taxes. In 2004, the net decrease in cash from our risk and insurance brokerage services and consulting segments, and related corporate items, of $59 million was primarily affected by the timing of income tax payments, net of refunds.

        Aon Parent uses the excess cash generated by our brokerage and consulting businesses to meet its liquidity needs, which consist primarily of servicing its debt and for paying dividends to its stockholders.

Investing and Financing Activities

        We used the consolidated cash flow from operations (net of funds held on behalf of clients) of $1.2 billion for:

  •
  investing activities of $923 million. The cash flows used by investing activities included purchases of investments, net of sales, of $896 million and acquisitions, principally made by our international brokerage operations, of $80 million. Additionally, our investing activities included capital expenditures, net of disposals, of $80 million, and proceeds from the sale of operations of $133 million.

  •
  financing needs of $266 million. Financing uses included cash dividends paid to shareholders of $192 million, long-term debt issuance, net of payments of $3 million, net repayment of short-term debt of $49 million, and cash payments of $51 million for interest sensitive, annuity and investment-type contracts. During fourth quarter 2004, we fully drew down our long-term Euro facility to ensure adequate liquidity prior to replacing both our long-term Euro and U.S. credit facilities, which occurred in February 2005. See Note 7 "Debt and Lease Commitments" for further information on our credit facilities.

Financial Condition

        Since year-end 2003, total assets increased $1.3 billion to $28.3 billion at December 31, 2004.

        In 2004, total investments increased $1.3 billion to $8.6 billion from December 31, 2003. Fixed maturities increased $731 million, primarily relating to an asset management program at our insurance underwriting subsidiaries that became effective in 2003, which resulted in a shift from short-term to long-term investments. Short-term investments rose $801 million, primarily as a result of an increase in funds from the sale of our common stock investment in Endurance, as well as the impact of foreign exchange rates.

        Risk and Insurance Brokerage Services and Consulting receivables decreased $153 million in 2004. Corresponding insurance premiums payable decreased $82 million over the same period. The decrease in receivables and payables reflects:

  •
  the timing of receipts and payments and

  •
  the decrease in premium rates across most lines of business.

        Other assets decreased $223 million from December 31, 2003. Other assets are comprised principally of prepaid premiums related to reinsurance and prepaid pension assets. The decrease from year-end 2003 is due to:

  •
  a reduction of $58 million due to the adoption of SOP 03-1;

  •
  the conversion of $55 million of life insurance policies to cash; and

  •
  a reduction in prepaid premiums.

        Policy liabilities in total, excluding other policyholder funds, increased $501 million, but were partially offset by a corresponding increase in reinsurance receivables (reflected in other receivables).

        Other policyholder funds decreased $40 million from 2003 due primarily to interest sensitive and deposit-type contracts maturing and our decision to stop offering these programs.

        Our minimum defined benefit pension liability, included in pension, post retirement and post employment liabilities, increased $157 million since last year-end. We are required to maintain at plan level, at a minimum, a liability equal to the difference between the present value of benefits incurred to date for pension obligations and the fair value of the assets supporting these obligations.

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

        The Corporate and Other segment contains invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the underwriting business and related income. These insurance assets, which are publicly traded equities, as well as less liquid private equities and limited partnerships, represent an aggressive investment strategy that gives us an opportunity for greater returns with longer-term investments. These assets, owned by the insurance underwriting companies:

  •
  are necessary to support strong claims paying ratings by independent rating agencies and

  •
  are unavailable for other uses such as debt reduction or share repurchases without considering regulatory requirements (see Note 10 to the consolidated financial statements).

        In December 2001, we securitized $450 million of our LP investments and associated LP commitments, which represented most of our limited partnership investments, via a sale of PEPS I. The securitization gives our underwriting subsidiaries greater liquidity.

        See Note 6 to our consolidated financial statements for more information on our investments.

Borrowings

        Total debt at December 31, 2004 was $2.1 billion, down $31 million from December 31, 2003. Specifically:

  •
  notes payable increased by $20 million compared to year-end 2003. This increase is due to an increase in our long-term Euro credit facility of $334 million, mostly offset by retiring $305 million of outstanding domestic debt securities due in January and July 2004. We fully drew down our Euro credit facility to ensure adequate liquidity in the fourth quarter of 2004; and

  •
  short-term debt declined $51 million, reflecting a decrease in foreign borrowings.

        We have disclosed future payments of notes payable and operating lease commitments (with initial or remaining non-cancelable lease terms in excess of one year) in Note 7 to the consolidated financial statements.

        In 2002, we completed an offering of $300 million aggregate principal amount of 3.5% convertible senior debentures due 2012. The debentures are unsecured obligations and are convertible into our common stock at an initial conversion price of approximately $21.475 per common share under certain circumstances, including the following:

  •
  If the closing price of our common stock during any fiscal quarter exceeds 120% of the conversion price (i.e. $25.77) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous fiscal quarter.

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

        At December 31, 2004, we had a $775 million unused committed bank credit facility to support commercial paper and other short-term borrowings. The three year portion of the facility was for $437.5 million, while the 364-day portion of the facility was for $337.5 million. We replaced the facility in February 2005 with a three year $600 million facility. This facility allows us to issue up to $150 million in letters of credit.

        We also have several foreign credit facilities available. At December 31, 2004, we had available to us:

  •
  a long-term Euro credit facility of €250 million, or $334 million, which was fully drawn down at year-end. This facility was replaced in February 2005 with a new €650 million multi-currency facility, which includes a €325 million three-year and €325 million five-year facility. See Note 7 to the consolidated financial statements for further discussion on both the U.S. and Euro facilities;

  •
  a 364-day £45 million facility and a 10 million Canadian dollar facility, both of which expire in September 2005; and

  •
  a €20 million open-ended facility.

        The major rating agencies' ratings of our debt at March 9, 2005 appear in the table below.

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor's	BBB+	Negative	A-2	Negative
Moody's Investor Services	Baa2	Stable	P-2	Stable
Fitch, Inc.	BBB+	Negative	F-2	Negative

        In October 2004:

  •
  Standard & Poor's (S&P) lowered its rating on our senior long-term debt from "A-" to "BBB+" and placed all its ratings for Aon on credit watch with negative implications; and

  •
  Moody's Investor Services and Fitch, Inc. placed both our senior long-term debt and commercial paper ratings on negative outlook and credit watch with negative implications, respectively.

        In March 2005:

  •
  Fitch, Inc. lowered its ratings on our senior debt from "A-" to "BBB+" and affirmed our commercial paper rating of "F2". Their rating outlook continues to be negative;

  •
  S&P affirmed its ratings for Aon and removed us from credit watch; and

  •
  Moody's affirmed its ratings for Aon and changed their outlook from negative to stable.

        The change in our ratings reflect the rating agencies' concern for Aon's future earnings and cash flow given the announcement eliminating contingent commission arrangements, the New York AG and other regulatory authorities' investigations, and concerns about private litigation.

        A further downgrade in the credit ratings of our senior debt and commercial paper will:

  •
  increase the company's borrowing costs and reduce its financial flexibility. The Company's 6.20% notes due 2007 ($250 million of which are outstanding with a current interest rate of 6.70%) expressly provide for interest rate increases in the case of certain ratings downgrades. Because of the recent downgrade, the interest rate on these notes increased 25 basis points in January 2005 to 6.95%; and

  •
  increase Aon's commercial paper interest rates or may restrict our access to the commercial paper market altogether. Although we have committed backup lines in excess of our current outstanding commercial paper borrowings, we cannot assure that the company's financial position will not be hurt if we can no longer access the commercial paper market.

        Additional rating changes were as follows:

  •
  In May 2004, A.M. Best, a major rating agency for our insurance company subsidiaries, changed its ratings for our two major insurance subsidiaries as follows: CICA from "A" stable outlook to "A" negative outlook; Virginia Surety Company from "A" stable outlook to "A-" stable outlook.

  •
  In August 2004, Moody's Investor Services raised its rating for CICA from "Baa1" stable outlook to "A3" stable outlook.

  •
  In October 2004, Fitch, Inc. lowered its rating for CICA from "A-" stable outlook to "A-" negative outlook.

Stockholders' Equity

        Stockholders' equity increased $605 million during 2004 to $5.1 billion, primarily reflecting:

  •
  $546 million of net income before preferred dividends and

  •
  a $146 million (after tax) foreign exchange benefit.

        These equity increases were partially offset by dividends paid to stockholders of $192 million.

        Accumulated other comprehensive loss decreased $180 million since December 31, 2003. Compared to year-end 2003:

  •
  net foreign exchange improved by $146 million because of the weakening U.S. dollar against foreign currencies,

  •
  net derivative losses increased $10 million, and

  •
  net unrealized investment gains rose $42 million.

        In past years, some of our defined benefit pension plans, particularly in the U.K., incurred losses due to reduced actuarial return assumptions. U.S. generally accepted accounting principles require a company to maintain, at a minimum, a liability on its balance sheet equal to the difference between the present value of benefits incurred to date for pension obligations and the fair value of the assets supporting these obligations. At year-end 2004, the change in pension obligation caused a $2 million (after-tax) increase to stockholders' equity. We maintain the related pension plan assets in separate trust accounts; they are not part of our consolidated financial statements. This non-cash adjustment to other comprehensive income did not affect 2004 net income.

        For 2005, we project:

  •
  our pension expense for our major defined benefit plans will be $251 million. This expense was significantly affected by a lower discount rate; and

  •
  cash contributions to the major defined benefit pension plans will be $202 million.

        Our total debt and preferred securities as a percentage of total capital is 29.8% at December 31, 2004, compared to 32.8% at year-end 2003.

Off Balance Sheet Arrangements

        We record various contractual obligations as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements, but we are required to disclose them.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $21 million for taxes and other business obligations to third parties. We accrue amounts in our consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        As discussed below, we use special purpose entities and qualifying special purpose entities ("QSPE's"), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140 and other relevant accounting guidance.

Premium Financing

        Certain of our subsidiaries make short-term loans (generally with terms of 12 months or less) to businesses to finance insurance premiums and then sell ("securitize") the finance receivables through securitization transactions that meet the criteria for sale accounting in accordance with FASB Statement

No. 140. These premium-financing securitizations are accomplished by using special purpose entities which are considered QSPEs pursuant to Statement No. 140 and FIN 46, and commercial paper multi-seller, non-qualified bank conduit SPEs. Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        Premium financing securitizations performed by our U.S., U.K., Canadian and Australian subsidiaries use multi-seller non-qualified SPEs. By analyzing the qualitative and quantitative factors of the SPEs, we have determined that these subsidiaries are not the sponsors of the SPEs. Additionally, independent third parties:

  •
  have made substantial equity investments in the SPEs,

  •
  have voting control of the SPEs, and

  •
  generally have the risks and rewards of ownership of the assets of the SPEs.

        Based on these factors and before the adoption of FIN 46, we had determined that non-consolidation was the appropriate accounting treatment. With the adoption of FIN 46 as of December 31, 2003, we have determined that our subsidiaries do not have a significant variable interest in the SPEs, and therefore, we have concluded that non-consolidation continues to be appropriate.

        Through the premium financing agreements, we or one of our QSPEs sells undivided interests in specified premium finance receivables to the independent SPEs. Under the terms of these agreements, new receivables increase the amounts available to securitize as collections (administered by Aon) and reduce previously sold receivables. The amount advanced from third parties at any one time under the accounts receivable sales agreement is limited to a maximum of $2 billion.

        At both December 31, 2004 and 2003, $1.8 billion was advanced under these programs from the SPEs. We record at fair value the retained interest, which is included in insurance brokerage and consulting services receivables in the consolidated statements of financial position.

        Aon recorded gains associated with the sale of receivables. When we calculated the gain, we included all fees we incurred related to this facility. The gains included in revenue in the consolidated statements of income, were $81 million, $69 million and $70 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        We retain servicing rights for sold receivables and earn a servicing fee as income over the servicing period. The servicing fees are included in the gain/loss calculation. At December 31, 2004 and 2003, the fair value of the servicing rights approximates the estimated costs to service the receivables, and accordingly, Aon has not recorded any servicing assets or liabilities related to this servicing activity.

        We estimate fair value by discounting estimated future cash flows from the servicing rights and servicing costs using:

  •
  discount rates that approximate current market rates and

  •
  expected future prepayment rates.

        The SPEs bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves, which we guarantee. Under the guarantee provisions, our maximum cash requirement was approximately $73 million at December 31, 2004. We renewed the U.S. and European facilities in December 2004 and in January 2005, we eliminated the percentage guarantee for the European facility, replacing it with other collateral enhancements. In April 2005, we will do the same for the U.S. facility.

        Both facilities require Aon to maintain consolidated net worth, as defined, of at least $2.5 billion, and:

  •
  consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated net interest of at least 4 to 1, and

  •
  consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

        We intend to renew these conduit facilities when they expire. If there were adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements in accordance with the appropriate accounting standards.

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

        Standard & Poor's Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies had been required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. In 2004, Aon's insurance underwriting subsidiaries funded $13 million of commitments. Beginning in July 2004, Aon Parent assumed this responsibility. Aon Parent funded $7 million of commitments in 2004. As of December 31, 2004, the unfunded commitments amounted to $60 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        Based on the rating agencies' downgrade of Aon's senior debt credit rating in October 2002, we purchased credit support agreements in January 2003, and as a result, $100 million of CICA's cash has been pledged as collateral for these commitments. During second quarter 2004, the balance of the collateral, $59 million, was paid as a dividend to Aon Parent. Given the current ratings of Aon, CICA and Virginia Surety Corporation, the collateral was no longer required. As such, the collateral account was liquidated in December 2004 and the funds returned to Aon's operating cash.

        Subsequent to closing the securitization, one of our insurance subsidiaries sold PEPS I fixed-maturity securities with a value of $20 million to Aon. In second quarter 2004, CICA paid dividends to Aon Parent of $12 million in fixed-maturities securities. We have not included the assets and liabilities and operations of PEPS I in our consolidated financial statements.

        In previous years, Aon has recognized other than temporary impairment writedowns of $59 million, equal to the original cost of one tranche. The preferred stock interest represents a beneficial interest in securitized limited partnership investments. The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I. Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers the:

  •
  value of the underlying limited partnership investments of PEPS I and

  •
  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

Combined Global Funding

        In 1998, CICA, an Aon subsidiary, formed Combined Global Funding, LLC, a Cayman Islands-based SPE, to issue notes to investors under a European Medium-Term Note Program (EMTN). We used the proceeds of the notes to purchase funding agreement policies issued by CICA. The contract terms of the funding agreement mirror the terms of the trust medium-term notes. Historically, CICA has consolidated the SPE based on the guidance in ARB 51 and EITF Topic D-14; more specifically, we have:

  •
  classified the EMTNs as a policyholder liability in our consolidated financial statements rather than as notes payable, given that the liquidation preference of the underlying debt more closely resembled the characteristics of a policyholder liability; and

  •
  included the interest expense on the EMTNs in benefits to policyholders in the consolidated statements of income. The amount of EMTNs outstanding at December 31, 2004 and 2003 were $18 million and $50 million, respectively. In 2005, the remaining outstanding EMTN and the corresponding funding agreement are scheduled to be redeemed.

        After the adoption of FIN 46, Aon determined that the SPE is a variable interest entity, and CICA is not the primary beneficiary, because CICA does not have a variable interest in the SPE. As a result, CICA was required to deconsolidate the trust on December 31, 2003. There was no effect on the consolidated statements of financial position or income statements as a result of this deconsolidation, as the funding agreement liability between CICA and the SPE is now classified as a policyholder liability.

Contractual Obligations

        The following table:

  •
  summarizes our significant contractual obligations at December 31, 2004 and the future periods during which we expect to settle these obligations in cash.

  •
  reflects the timing of principal payments on outstanding borrowings.

        We have provided additional details about these obligations in our footnotes to the financial statements as noted below.

	Payments due by period
(millions)	Less than 1 year	1-3 years	4-5 Years	More than 5 years	Total

Notes Payable and Short-term Borrowings (Note 7)	$594	$263	$2	$1,258	$2,117
Interest Expense on Notes Payable	116	187	169	1,058	1,530
Operating Leases (Note 7)	345	555	403	777	2,080
Redeemable Preferred Stock (Note 10) (1)	—	—	—	50	50
Other Policyholder Funds	18	—	—	—	18
Purchase Obligations (2)(3)	223	298	202	132	855
Insurance Premiums Payable	10,100	17	3	1	10,121
Future Policy Benefits	41	101	128	1,272	1,542
Policy and Contract Claims	772	290	154	638	1,854
New York AG and Other Regulatory Authorities Settlement (4)	76	114	—	—	190
Other Long-Term Liabilities Reflected on the Consolidated Balance Sheet under GAAP	3	7	3	8	21

Total	$12,288	$1,832	$1,064	$5,194	$20,378

(1)
Shares are redeemable at the option of Aon or the holders beginning one year after the occurrence of a certain future event, which occurred in September 2004.

(2)
Included in purchase obligations is a $517 million contract for information technology outsourcing with Computer Sciences Corporation. We are free to terminate this contract at any time for an amount calculated per the contract. However, given the nature of the contract, we have included it in our contractual obligations table.

(3)
Also included in purchase obligations is a $179 million contract for information technology services in the U.K. As of December 31, 2004, we can exit this obligation for approximately $25 million. However, given the nature of the contract, we have included it in our contractual obligations table.

(4)
The $180 million net present value of this liability has been reflected on the December 31, 2004 balance sheet in other liabilities.

        We also have obligations with respect to our pension and other benefit plans (see Note 11 to our consolidated financial statements as well as our discussion on liquidity above).

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        We are exposed to potential fluctuations in earnings, cash flows and the fair value of certain of our assets and liabilities due to changes in interest rates, foreign exchange rates, and equity prices. To manage the risk arising from these exposures, we enter into a variety of derivative instruments. Aon does not enter into derivatives or financial instruments for trading purposes.

        The following discussion describes our specific exposures and the strategies we use to manage these risks. Please see the discussion of our accounting policies for financial instruments and derivatives in Notes 1 and 13 to the consolidated financial statements.

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

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns approximately 31% of its revenue in U.S. dollars, but the majority of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary's pound sterling expenses using over-the-counter (OTC) options and forward exchange contracts. At December 31, 2004, we have hedged 89%, 67% and 52% of our U.K. subsidiaries' expected U.S. dollar transaction exposure for the years ending December 31, 2005, 2006 and 2007, respectively. We do not generally hedge exposures beyond three years.

        The impact to 2004 and 2003 pretax income in the event of a hypothetical 10% adverse change in the respective quoted year-end exchange rates would not be material given derivative positions.

        The nature of the income of our businesses is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. A hypothetical, instantaneous parallel decrease in the period end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $10 million and $9 million to 2004 and 2003 pretax income, respectively.

        The valuation of our fixed-maturity portfolio is subject to interest rate risk. A hypothetical 1% (100 basis point) increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 2004 and 2003 by approximately $119 million and $90 million, respectively. We have notes payable and preferred securities outstanding with a fair value of $2.3 billion at both December 31, 2004 and 2003. This fair value was greater than the carrying value by $165 million and $234 million at December 31, 2004 and 2003, respectively. A hypothetical 1% decrease in interest rates would increase the fair value by approximately 5% and 7% at December 31, 2004 and 2003, respectively.

        The valuation of our marketable equity security portfolio is subject to equity price risk. If market prices were to decrease by 10%, the fair value of the equity portfolio would have a corresponding decrease of $4 million at both December 31, 2004 and 2003. At December 31, 2004 and 2003, there were no outstanding derivatives hedging the price risk on the equity portfolio.

        PEPS I — In December 2001, Aon securitized $450 million of limited partnership investments, plus associated limited partnership commitments, via a sale to PEPS I. Aon received $171 million in cash plus $279 million of newly-issued fixed maturity and preferred stock securities of PEPS I. The underlying equity in the limited partnerships was the basis for determining the fair value of the cash and securities received in the securitization. At December 31, 2004, a 10% or 20% decrease in the underlying equity of the limited partnerships would have resulted in a decrease in the value of the preferred stock securities owned by $33 million and $67 million, respectively.

        We have selected hypothetical changes in foreign currency exchange rates, interest rates and equity market prices to illustrate the possible impact of these changes; we are not predicting market events. We believe that these changes in rates and prices are reasonably possible within a one-year period.

Item 8.    Financial Statements and Supplementary Data

Management's Report on Internal Control over Financial Reporting

        Management of Aon Corporation and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

        Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 69.

/s/ PATRICK G. RYAN Patrick G. Ryan Chairman & Chief Executive Officer March 9, 2005	/s/ DAVID P. BOLGER David P. Bolger Executive Vice President, Chief Financial Officer & Chief Administrative Officer March 9, 2005

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

Board of Directors and Stockholders
Aon Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Aon Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Aon Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion thereon.

Chicago, Illinois
March 9, 2005

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, in 2004 the Company changed its method of calculating earnings per share, and in 2003 the Company changed its method of accounting for its involvement with certain variable interest entities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

Chicago, Illinois
March 9, 2005

Consolidated Statements of Income

(millions except per share data)	Years ended December 31	2004	2003	2002

	REVENUE
	Brokerage commissions and fees	$7,060	$6,797	$6,097
	Premiums and other	2,788	2,609	2,368
	Investment income (Note 6)	324	312	251

	Total revenue	10,172	9,718	8,716

	EXPENSES
	General expenses (Notes 4 and 14)	7,406	7,013	6,355
	Benefits to policyholders	1,516	1,427	1,375
	Interest expense	136	101	124
	Amortization of intangible assets	54	60	51
	Provision for NewYork and other state settlements (Note 14)	180	—	—
	Unusual credits — World Trade Center (Note 1)	—	(14)	(29)

	Total expenses	9,292	8,587	7,876

	INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAX AND MINORITY INTEREST	880	1,131	840
	Provision for income tax (Note 8)	303	419	310

	INCOME FROM CONTINUING OPERATIONS AND MINORITY INTEREST	577	712	530
	Minority interest, net of tax -Company-obligated mandatorily redeemable preferred capital securities (Note 10)	—	(36)	(34)

	INCOME FROM CONTINUING OPERATIONS	577	676	496
	LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX (Note 5)	(31)	(48)	(30)

	NET INCOME	$546	$628	$466

	NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$543	$625	$463

	BASIC NET INCOME PER SHARE:
	Income from continuing operations	$1.80	$2.12	$1.76
	Discontinued operations	(0.10)	(0.15)	(0.11)

	Net income	$1.70	$1.97	$1.65
	DILUTED NET INCOME PER SHARE: (Note 1)
	Income from continuing operations	$1.72	$2.04	$1.75
	Discontinued operations	(0.09)	(0.14)	(0.11)

	Net income	$1.63	$1.90	$1.64
	CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK	$0.60	$0.60	$0.825

	DILUTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (Note 1)	336.6	331.8	282.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position

(millions)	As of December 31	2004	2003

	ASSETS
	INVESTMENTS
	Fixed maturities at fair value	$3,482	$2,751
	Equity securities at fair value	40	42
	Short-term investments	4,616	3,815
	Other investments	483	716

	Total investments	8,621	7,324

	CASH	570	540
	RECEIVABLES
	Insurance brokerage and consulting services	8,454	8,607
	Other receivables	1,645	1,504

	Total receivables (net of allowance for doubtful accounts: 2004 — $190; 2003 — $187)	10,099	10,111

	CURRENT INCOME TAXES	175	146
	DEFERRED INCOME TAXES	512	462
	DEFERRED POLICY ACQUISITION COSTS	1,137	1,021
	GOODWILL	4,727	4,509
	OTHER INTANGIBLE ASSETS
	(net of accumulated amortization: 2004 — $340; 2003 — $300)	136	176
	PROPERTY AND EQUIPMENT, NET	664	827
	OTHER ASSETS	1,688	1,911

	TOTAL ASSETS	$28,329	$27,027

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position (Continued)

(millions)	As of December 31	2004	2003

LIABILITIES AND STOCKHOLDERS' EQUITY
INSURANCE PREMIUMS PAYABLE		$10,121	$10,203
POLICY LIABILITIES
Future policy benefits		1,542	1,396
Policy and contract claims		1,854	1,609
Unearned and advance premiums and contract fees		2,979	2,869
Other policyholder funds		18	58

Total policy liabilities		6,393	5,932
GENERAL LIABILITIES
General expenses		1,605	1,498
Short-term borrowings		2	53
Notes payable		2,115	2,095
Pension, post employment and post retirement liabilities		1,533	1,334
Other liabilities		1,407	1,364

TOTAL LIABILITIES		23,176	22,479

COMMITMENTS AND CONTINGENT LIABILITIES
REDEEMABLE PREFERRED STOCK		50	50

STOCKHOLDERS' EQUITY
Common stock-$1 par value
Authorized: 750 shares; issued		339	336
Paid-in additional capital		2,386	2,283
Accumulated other comprehensive loss		(681)	(861)
Retained earnings		4,031	3,679
Treasury stock at cost (shares: 2004 — 22.4; 2003 — 22.4)		(783)	(784)
Deferred compensation		(189)	(155)

TOTAL STOCKHOLDERS' EQUITY		5,103	4,498

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$28,329	$27,027

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2004	2003	2002

	CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	$546	$628	$466
	Adjustments to reconcile net income to cash provided by operating activities
	Loss from disposal of operations, net of tax (Note 5)	8	23	—
	Insurance operating assets and liabilities, net of reinsurance	278	305	335
	Amortization of intangible assets	56	63	54
	Depreciation and amortization of property, equipment and software	253	251	208
	Income taxes	(122)	75	34
	Special and unusual charges and purchase accounting liabilities (Note 4)	(31)	17	(67)
	Valuation changes on investments and income on disposals	(94)	(116)	87
	Provision for New York and other state settlements	180	—	—
	Other receivables and liabilities — net	110	66	103

	CASH PROVIDED BY OPERATING ACTIVITIES	1,184	1,312	1,220

	CASH FLOWS FROM INVESTING ACTIVITIES
	Sale of investments
	Fixed maturities
	Maturities	184	153	162
	Calls and prepayments	131	83	137
	Sales	1,167	1,256	1,711
	Equity securities	8	31	351
	Other investments	454	8	61
	Purchase of investments
	Fixed maturities	(2,102)	(2,069)	(1,879)
	Equity securities	(4)	(1)	(46)
	Other investments	(64)	—	(27)
	Short-term investments — net	(670)	125	(678)
	Acquisition of subsidiaries	(80)	(56)	(111)
	Proceeds from sale of operations	133	48	—
	Property and equipment and other — net	(80)	(185)	(278)

	CASH USED BY INVESTING ACTIVITIES	(923)	(607)	(597)

	CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock	23	—	607
	Retirement of preferred stock — net	—	—	(87)
	Treasury stock transactions — net	—	(6)	(10)
	Repayments of short-term borrowings — net	(49)	(77)	(163)
	Issuance of long-term debt	323	122	519
	Repayment of long-term debt	(320)	(430)	(547)
	Interest sensitive, annuity and investment-type contracts — withdrawals	(51)	(89)	(682)
	Cash dividends to stockholders	(192)	(190)	(233)

	CASH USED BY FINANCING ACTIVITIES	(266)	(670)	(596)

	EFFECT OF EXCHANGE RATE CHANGES ON CASH	35	21	18

	INCREASE (DECREASE) IN CASH	30	56	45
	CASH AT BEGINNING OF YEAR	540	484	439

	CASH AT END OF YEAR	$570	$540	$484

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(millions)	Years ended December 31	2004	2003	2002

	Common Stock Balance at January 1	$336	$333	$293
	Issuance of stock	—	—	37
	Issued for business combinations	—	—	1
	Issued for employee benefit plans	3	3	2

		339	336	333

	Paid-in Additional Capital Balance at January 1	2,283	2,228	1,654
	Issuance of stock	—	—	570
	Business combinations	4	11	(18)
	Employee benefit plans	99	44	22

		2,386	2,283	2,228

	Accumulated Other Comprehensive Income (Loss) Balance at January 1	(861)	(954)	(535)
	Net derivative gains (losses)	(10)	28	22
	Net unrealized investment gains	42	20	42
	Net foreign exchange translation	146	231	69
	Net additional minimum pension liability adjustment	2	(186)	(552)

	Other comprehensive income (loss)	180	93	(419)

		(681)	(861)	(954)

	Retained Earnings Balance at January 1	3,679	3,251	3,021
	Net income	546	628	466
	Dividends to stockholders	(192)	(190)	(233)
	Loss on treasury stock reissued	(1)	(8)	(2)
	Employee benefit plans	(1)	(2)	(1)

		4,031	3,679	3,251

	Treasury Stock Balance at January 1	(784)	(794)	(786)
	Cost of shares acquired	—	(5)	(13)
	Shares reissued at average cost	1	15	5

		(783)	(784)	(794)

	Deferred Compensation Balance at January 1	(155)	(169)	(182)
	Net issuance of stock awards	(78)	(35)	(13)
	Amortization of deferred compensation	44	49	26

		(189)	(155)	(169)

	Stockholders' Equity at December 31	$5,103	$4,498	$3,895

	Comprehensive Income
	Net income	$546	$628	$466
	Other comprehensive income (loss) (Note 3)	180	93	(419)

	Comprehensive income	$726	$721	$47

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles and Practices

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of Aon Corporation and its majority-owned subsidiaries (Aon) (excluding special-purpose entities ("VIEs") considered variable interest entities for which Aon is not the primary beneficiary). All material intercompany accounts and transactions have been eliminated.

        The preparation of financial statements requires management to make informed estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the amounts reported.

Segment Reporting

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting. A fourth segment, Corporate and Other, when aggregated with the operating segments, and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements. Certain amounts in prior years' consolidated financial statements relating to segments have been reclassified to reflect the results of discontinued operations.

Brokerage Commissions and Fees

        Commission income is recognized at the later of the billing or effective date of the policy. However, in circumstances where a binding order has been received before the end of the accounting period and coverage is effective, but processing has not yet occurred in the billing system due to timing, an accrual is recorded. For policies that are billed in installments, commissions are recognized when Aon has sufficient information to estimate the amounts. Aon's policy for estimating allowances for return commissions on policy cancellations is to record an allowance based on a historical evaluation of cancellations as a percentage of related revenue. Certain life insurance commissions, commissions on premiums billed directly by insurance companies and certain other carrier compensation are generally recognized as income when received. Revenues may be recorded in advance of the cash receipts in cases where the amounts due to be received have been confirmed by the insurance company, or when Aon has sufficient information in its records to estimate amounts for premium based revenue accruals in accordance with agreements Aon has with insurance carriers. Commissions on premium adjustments are recognized as they occur.

        Fees for claims services, benefit consulting, human capital outsourcing, reinsurance services and other services are recognized when the services are rendered. Aon has multiple year outsourcing arrangements with clients. Revenues received from these arrangements are recorded on a gross basis, inclusive of amounts ultimately passed through to subcontractors, when Aon maintains the performance obligation, and are recorded ratably over the life of the contract.

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

Unusual Credit — World Trade Center

        During November 2002, a partial settlement was reached with Aon's property insurance carriers pertaining to reimbursement for depreciable assets destroyed during the attack on the World Trade Center. This settlement resulted in a pretax credit of $29 million, which is reported as an Unusual Credit — World Trade Center in the 2002 consolidated statement of income.

        In order to resume business operations and minimize the loss caused by the World Trade Center disaster, Aon secured temporary office space in Manhattan. Subsequently, permanent space was leased and, during first quarter 2003, Aon assigned this temporary space to another company. The costs relating to this assignment were $46 million pretax in 2003. In fourth quarter 2003, Aon reached a final settlement of approximately $200 million for its overall World Trade Center property insurance claim. A cash payment of approximately $92 million was received during fourth quarter 2003, in addition to the $108 million already collected in prior years. This settlement resulted in a pretax gain of $60 million. This gain, and the $46 million expense discussed above, were combined and reported as a $14 million Unusual credit — World Trade Center in the 2003 consolidated statement of income.

Income Taxes

        Deferred income taxes are provided for the effect of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that are currently in effect. Valuation allowances are recorded to reduce the net deferred tax assets to an amount that is more likely than not realizable.

Income Per Share

        Basic net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding. Net income available for common stockholders is net of all preferred stock dividends. Diluted net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and awards. The dilutive effect of stock options and awards is calculated under the treasury stock method using the average market price for the period. Certain common stock equivalents related to options were not included in the computation of diluted income per share because those options' exercise price was greater than the average market price of the common shares. The number of options excluded from the calculation was 20 million in 2004 and 24 million in 2003 and 2002.

        As a result of the ratification of Emerging Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Investments on Diluted Earnings Per Share, Aon is required to include in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met. Aon's 3.5% convertible debt securities, issued in November 2002, may be converted into a maximum of 14 million shares of Aon common stock, and these shares have been included in the computation of diluted net income per share. Prior periods diluted net income per share computations have been adjusted for the effects of EITF No. 04-8 (see Note 1, Accounting and Disclosure Changes, and Note 7 for further information).

        Income per share is calculated as follows:

(millions except per share data)	2004	2003	2002

Basic net income:
Income from continuing operations	$577	$676	$496
Loss from discontinued operations, net of tax	(31)	(48)	(30)

Net income	546	628	466
Preferred stock dividends	(3)	(3)	(3)

Net income for basic per share calculation	$543	$625	$463

Diluted net income:
Income from continuing operations	$577	$676	$496
Loss from discontinued operations, net of tax	(31)	(48)	(30)

Net income	546	628	466
Interest expense on convertible debt securities, net of tax	7	7	—
Preferred stock dividends	(3)	(3)	(3)

Net income for diluted per share calculation	$550	$632	$463

Basic shares outstanding	320	317	281
Effect of convertible debt securities	14	14	—
Common stock equivalents	3	1	2

Diluted potential common shares	337	332	283

Basic net income per share:
Income from continuing operations	$1.80	$2.12	$1.76
Discontinued operations	(0.10)	(0.15)	(0.11)

Net income	$1.70	$1.97	$1.65

Diluted net income per share:
Income from continuing operations	$1.72	$2.04	$1.75
Discontinued operations	(0.09)	(0.14)	(0.11)

Net income	$1.63	$1.90	$1.64

Stock Compensation Plans

        Aon follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense is recognized for stock options when the exercise price of the options equals the market price of the stock at the date of grant. Compensation expense is recognized on a straight-line basis for stock awards based on the vesting period and market price at the date of the award.

        The following table illustrates pro forma net income and pro forma earnings per share as if Aon had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(millions, except per share data) Years ended December 31,		2004	2003	2002

Net income, as reported		$546	$628	$466
Add:	Stock-based compensation expense included in reported net income, net of tax	29	31	14
Deduct:	Stock-based compensation expense determined under fair value based method for all awards and options, net of tax	47	55	37

Proforma net income		$528	$604	$443

Net income per share:
Basic
	As reported	$1.70	$1.97	$1.65
	Pro forma	1.64	1.89	1.57
Diluted
	As reported	$1.63	$1.90	$1.64
	Pro forma	1.58	1.83	1.56

        The fair value per share of options and awards granted is estimated as $6.15 and $25.32 in 2004, $3.59 and $18.33 in 2003, and $6.21 and $28.54 in 2002, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2004	2003	2002

Dividend yield	2.3%	2.3%	2.25%
Expected volatility	27.0%	23.4%	21.1%
Risk-free interest rate	3.3%	2.9%	4.3%
Expected term life beyond vesting date (in years):
Stock options	1.0	1.0	0.96
Stock awards	—	—	—

        The compensation cost as generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Investments

        Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with maturities of up to one year and are carried at cost, which approximates fair value.

        Fixed-maturity securities are available for sale and carried at fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and the accretion of discounts to maturity that are included in investment income.

        Marketable equity securities that are held directly by Aon are carried at fair value.

        Mortgage loans and policy loans are generally carried at cost or unpaid principal balance.

        Private equity investments are generally carried at cost, which approximates fair value, except where Aon has significant influence, in which case they are carried using the equity method of accounting.

        Unrealized gains and losses on fixed maturities and marketable equity securities are excluded from income and are recorded directly in stockholders' equity as accumulated other comprehensive income or loss, net of deferred income taxes.

        Endurance common stock and warrants — In December 2001, Aon invested $227 million in Endurance Specialty Holdings, Ltd. (Endurance), a Bermuda-based insurance and reinsurance company that provides additional underwriting capacity to commercial property and casualty insurance and reinsurance clients. In March and December 2004, Aon sold approximately 1.4 million and 9.8 million shares, respectively, of Endurance stock, which resulted in a total pretax gain of approximately $48 million. After the December 2004 sale, the investment in Endurance was no longer accounted for under the equity method. As of December 31, 2004 and 2003, the carrying value of Aon's common stock investment in Endurance was $3 million and $298 million, respectively, representing approximately 0.1 million and 11.3 million shares, respectively. The remaining common stock investment in Endurance is included in Equity Securities in the consolidated statements of financial position.

        In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis. Through December 31, 2002, these warrants were carried at zero value, which approximated their original cost. In 2003, Endurance completed its initial public offering, which provided a market value for the underlying shares and removed much of the uncertainty regarding the fair value of Endurance and the warrants. With the assistance of an independent third party, Aon has valued the warrants using the Black-Scholes pricing methodology and determined that the warrants had a fair value of approximately $80 million as of both December 31, 2004 and 2003.

        The assumptions used to value the Endurance stock purchase warrants were as follows:

December 31,	2004	2003

• Maturity (in years)	6.96	7.96
• Spot Price	$29.31	$30.50
• Risk Free Interest Rate	4.40%	4.50%
• Dividend Yield	0.00%	0.00%
• Volatility	17%	24%
• Exercise Price	$13.20	$15.96

        The model assumes: the warrants are "European-style," which means that they are valued as if the exercise can only occur on the expiration date; the spot and exercise prices are reduced by expected future dividends; and the dividend remains unchanged during the period the warrants are outstanding. Although Endurance currently pays a dividend, a zero dividend yield is used in the Endurance warrants valuation, because the future dividend payment value has been reflected in the spot and exercise prices.

        The change in value during the period was recognized as investment income in the Corporate and Other segment, and was $80 million for 2003. There was no net change in value during 2004. The future value of the warrants may vary considerably from the value at December 31, 2004 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

        Limited partnership investments are carried using the equity method of accounting. Certain of the limited partnerships in which Aon invests have holdings in publicly-traded equities. Changes in market value of these indirectly-held equities flow through the limited partnerships' financial statements. Aon's proportionate share of these valuation changes is included in investment income in Aon's Corporate and Other segment.

        PEPS I — In December 2001, Aon securitized $450 million of limited partnership investments, plus associated limited partnership commitments, via a sale to Private Equity Partnership Structures I, LLC (PEPS I). Aon received $171 million in cash plus $279 million of newly-issued fixed maturity and preferred stock securities of PEPS I. The underlying equity in the limited partnerships was the basis for determining the fair value of the cash and securities received in the securitization. No significant management assumptions were used in determining the fair value of the cash and securities received in the securitization or the value at December 31, 2004 or 2003.

        General — Income or loss on disposal of investments is computed using the specific cost of the security sold and is reported as investment income in the consolidated statements of income.

        Declines in the fair value of investments below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in the value of investments attributable to issuer-specific events are determined based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (SAB) 59, FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance. For fixed-maturity investments with unrealized losses due to market conditions or industry-related events where Aon has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are assumed to be temporary.

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

        Accounting policies relating to derivative financial instruments are discussed in Note 13.

Cash

        Cash consists of cash on hand.

        Aon maintains premium trust bank accounts for premiums collected from insureds but not yet remitted to insurance companies of $3.2 billion and $3.1 billion at December 31, 2004 and 2003, respectively. These funds, and a corresponding liability, are included in short-term investments and insurance premiums payable, respectively, in the accompanying consolidated statements of financial position.

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

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over their estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized. These costs are generally amortized using the straight-line method over a range of 1 to 10 years. The weighted-average original life of Aon's software at December 31, 2004 is 4.7 years.

        The components of property and equipment, net are as follows:

(millions) As of December 31,	2004	2003

Land and buildings	$143	$155
Furniture, fixtures and equipment	389	407
Leasehold improvements	364	362
Computer equipment	307	414
Software	597	618
Automobiles	31	30

	1,831	1,986
Less: Accumulated depreciation	1,167	1,159

Property and equipment, net	$664	$827

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $253 million, $251 million and $208 million, respectively.

Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate fair values of financial instruments:

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

        Endurance common stock:    Until December 2004, Aon's investment in Endurance common stock was accounted for using the equity method of accounting and carried in Other Investments. Accordingly, its carrying value was determined by adjusting the initial cost of the investment with Aon's proportionate share of Endurance's net income and unrealized gains or losses since acquisition. Aon carried Endurance on the equity method due to its influence on Endurance's board of directors and various board committees. In 2004, Aon sold virtually all of its investment of Endurance common stock. The remaining investment (approximately 110,000 shares) is now accounted for at fair value and included in Equity Securities in the December 31, 2004 consolidated statement of financial position.

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

Future Policy Benefits, Policy and Contract Claims, Unearned Premiums and Contract Fees

        Future policy benefit liabilities on life, accident and health products have been provided on the net level premium method. The liabilities are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations. Interest assumptions are graded and range from 2% to 6% at December 31, 2004. Withdrawal assumptions are based principally on insurance subsidiaries' experience and vary by plan, year of issue and duration.

        Policy and contract claim liabilities represent estimates for reported claims, as well as provisions for losses incurred but not yet reported. These claim liabilities are based on historical experience and are estimates of the ultimate amount to be paid when the claims are settled. The estimates are subject to the effects of trends in claim severity and frequency. The process of estimating and establishing policy and contract liabilities is inherently uncertain and the actual ultimate cost of a claim may vary materially from the estimated amount reserved. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

        Unearned premiums and contract fees generally are calculated using the pro rata method based on gross premiums. However, in the case of extended warranty, credit life, and disability products, the unearned premiums and contract fees are calculated such that the premiums and contract fees are earned over the period of risk in a reasonable relationship to anticipated claims. The Company considers anticipated investment income in determining whether a premium deficiency exists.

Foreign Currency Translation

        Foreign revenues and expenses are translated at average exchange rates. Foreign assets and liabilities are translated at year-end exchange rates. Net foreign exchange gains and losses on translation are generally reported in stockholders' equity, in accumulated other comprehensive income or loss, net of deferred income tax. The effect of exchange rate changes on the consolidated statements of income, after consideration of derivative hedging, was approximately $0.18 and $0.12 per diluted and basic share in 2004 and 2003, respectively. For 2002 it was insignificant.

Accounting and Disclosure Changes

        In 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements. In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to finance its principal activities without additional subordinated financial support, (2) has equity owners at risk that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb expected losses or the right to receive expected returns generated by its operations.

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

        FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46 were adopted as of December 31, 2003 for Aon's interests in VIEs that are special purpose entities (SPEs).

        Aon Capital A is a wholly-owned statutory business trust created for the purpose of issuing mandatorily redeemable preferred capital securities (Capital Securities). The sole asset of
Aon Capital A is a $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027. Aon determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust based on the provisions of FIN 46 on December 31, 2003.

        Aon adopted the provisions of FIN 46 for its variable interests in all other VIEs as of March 31, 2004, which did not have a material effect on the consolidated financial statements.

        In 2003, the FASB issued Statement No. 132 (revised 2003), Employers' Disclosures about Pension and Other Postretirement Benefits. Statement No. 132(R) requires additional and expanded disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Aon adopted the disclosure requirements of Statement No. 132(R) for domestic plans in 2003 and for foreign plans in 2004, as required.

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts (SOP 03-1). SOP 03-1 provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts. Aon adopted SOP 03-1 as of January 1, 2004. The adoption of SOP 03-1 did not have a significant impact on the results of operations or stockholders' equity of Aon, but did affect the classification and presentation of certain balance sheet items. At January 1, 2004, other assets decreased by $58 million, which was offset by an increase in fixed maturities of $44 million, short-term investments of $8 million, other investments of $5 million and other receivables of $1 million. Correspondingly, the related $58 million of other liabilities declined by $52 million, offset by an increase in future policy benefits of $52 million.

        In October 2004, the FASB ratified EITF Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings per Share. Contingent convertible instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specific time period. EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met. EITF 04-8 is effective for reporting periods ending after December 15, 2004. Prior period diluted earnings per share amounts presented for comparative purposes are required to be adjusted.

        Aon's 3.5% convertible debt securities, which were issued in November 2002 and are due November 2012, are contingently convertible. Aon included the effect of the 3.5% convertible debt securities in its diluted per share calculation in the second and third quarter 2004, as the closing price of Aon's common stock exceeded the threshold for the requisite time period during the previous quarter. Aon has adjusted its diluted earnings per share for each quarter and year-to-date period in 2003, as well as first quarter, six months and nine months 2004, to comply with requirements of
EITF 04-8. The impact of EITF 04-8 on diluted net income per share is as follows:

	Reported	Adjusted

2003:
First quarter	$0.48	$0.46
Second quarter	0.46	0.45
Six months	0.94	0.91
Third quarter	0.36	0.35
Nine months	1.30	1.26
Fourth quarter	0.67	0.65
Twelve months	1.97	1.90
2004:
First quarter	0.53	0.51
Second quarter	0.52	0.52
Six months	1.04	1.03
Third quarter	0.36	0.36
Nine months	1.40	1.39

        In 2003, the U.S. Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) that will provide a prescription drug subsidy, beginning in 2006, to companies that sponsor postretirement health care plans that provide drug benefits. In May 2004, the FASB issued Staff Position 106-2 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 that provides guidance on the accounting and disclosure for the effects of the Act. Aon has determined that the benefits provided by its plan are not actuarially equivalent to Medicare Part D. Accordingly, Aon has not recognized any benefit associated with the subsidy.

        In December 2004, the FASB issued Statement No. 123 (revised 2004) Share-Based Payment. This Statement is a revision of Statement No. 123, Accounting for Stock-Based Compensation, as amended, and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period). Statement No. 123 (R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Statement No. 123(R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in APB No. 25. Statement No. 123(R) is effective as of the beginning of the first interim period that begins after June 15, 2005. Aon is currently evaluating the Statement's transition methods and does not expect this Statement to have an effect materially different than that of the pro forma Statement No. 123 disclosures provided in Note 1.

Reclassification

        Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2004 presentation.

2.     Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is allocated to various reporting units, which are either its operating segments or one reporting level below the operating segment. Goodwill is not amortized but is subject to impairment testing at least annually. The impairment testing requires Aon to compare the fair value of its reporting units to their carrying value to determine if there is potential impairment of goodwill. If the fair value of a reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill. Fair value is estimated based on various valuation metrics. In the fourth quarter 2004 and 2003, Aon completed its annual impairment review that affirmed there was no impairment as of October 1 (the annual evaluation date).

        The Company believes that the effects of the regulatory investigations and related effects described in Note 14 were adequately considered in its annual impairment review.

        In March 2005, the Company re-evaluated the results of its annual impairment review due to the subsequent developments on the matters described in Note 14 and concluded that its initial conclusions remain appropriate and that no impairment loss is required.

        When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2004 and 2003, respectively, are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total

Balance as of January 1, 2004	$3,886	$381	$242	$4,509
Goodwill acquired	69	1	—	70
Goodwill related to disposals	(48)	(5)	—	(53)
Intersegment transfers	4	(4)	—	—
Foreign currency revaluation	196	2	3	201

Balance as of December 31, 2004	$4,107	$375	$245	$4,727

Balance as of January 1, 2003	$3,487	$372	$240	$4,099
Goodwill acquired	60	1	—	61
Foreign currency revaluation	339	8	2	349

Balance as of December 31, 2003	$3,886	$381	$242	$4,509

        Other intangible assets are classified into three categories:

  •
  "Customer Related and Contract Based" intangible assets include client lists as well as non-compete covenants;

  •
  "Present Value of Future Profits" intangible assets represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

  •
  "Marketing, Technology and Other" intangible assets are all other purchased intangibles not included in the preceding categories.

        Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total

As of December 31, 2004
Gross carrying amount	$222	$87	$167	$476
Accumulated amortization	179	67	94	340

Net carrying amount	$43	$20	$73	$136

As of December 31, 2003
Gross carrying amount	$223	$87	$166	$476
Accumulated amortization	163	50	87	300

Net carrying amount	$60	$37	$79	$176

        The cost of other intangible assets is being amortized over a range of 2 to 10 years, with a weighted average original life of 8.1 years. Amortization expense for intangible assets for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $47 million, $38 million, $18 million, $12 million and $11 million, respectively.

        When impairment indicators arise, Aon assesses the recoverability of its intangible assets through an analysis of expected future cash flows.

3.     Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) and the related tax effects are as follows:

(millions) Year ended December 31, 2004	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative gains arising during the year	$33	$(14)	$19
Reclassification adjustment	(48)	19	(29)

Net derivative losses	(15)	5	(10)
Unrealized holding gains arising during the year	70	(27)	43
Reclassification adjustment	(2)	1	(1)

Net unrealized investment gains	68	(26)	42
Net foreign exchange translation	197	(51)	146
Net additional minimum pension liability adjustment	(18)	20	2

Total other comprehensive income	$232	$(52)	$180

        In 2004, the pretax amount of $18 million for net additional minimum pension liability adjustment includes $17 million related to the defined benefit pension plans in Canada and $38 million related to the defined benefit plans in Germany.

(millions) Year ended December 31, 2003	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative gains arising during the year	$68	$(27)	$41
Reclassification adjustment	(22)	9	(13)

Net derivative gains	46	(18)	28
Unrealized holding gains arising during the year	31	(11)	20
Reclassification adjustment	—	—	—

Net unrealized investment gains	31	(11)	20
Net foreign exchange translation	379	(148)	231
Net additional minimum pension liability adjustment	(225)	39	(186)

Total other comprehensive income	$231	$(138)	$93

        In 2003, the pretax amount of $225 million for net additional minimum pension liability adjustment includes $(4) million related to the defined benefit pension plans in Canada.

(millions) Year ended December 31, 2002	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative gains arising during the year	$33	$(13)	$20
Reclassification adjustment	3	(1)	2

Net derivative gains	36	(14)	22
Unrealized holding gains arising during the year	31	(12)	19
Reclassification adjustment	38	(15)	23

Net unrealized investment gains	69	(27)	42
Net foreign exchange translation	113	(44)	69
Net additional minimum pension liability adjustment	(876)	324	(552)

Total other comprehensive loss	$(658)	$239	$(419)

        In 2002, the pretax amount of $876 million for net additional minimum pension liability adjustment includes $30 million related to the defined benefit pension plans in Canada.

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions) As of December 31,	2004	2003	2002

Net derivative gains	$40	$50	$22
Net unrealized investment gains	62	20	—
Net foreign exchange translation	121	(25)	(256)
Net additional minimum pension liability	(904)	(906)	(720)

Accumulated other comprehensive loss	$(681)	$(861)	$(954)

4.     Business Combinations and Restructuring Charges

Acquisitions

        In 2004, 2003 and 2002, Aon completed several immaterial acquisitions, primarily related to its insurance brokerage operations. The following table reflects the aggregate amounts paid, and intangible assets recorded, as a result of the acquisitions.

(millions) Years ended December 31,	2004	2003	2002

Amounts paid:
Cash	$80	$56	$111
Common stock	—	8	3

Total	$80	$64	$114

Intangible assets:
Goodwill	$70	$45	$51
Other intangible assets	30	11	48

Total	$100	$56	$99

        Internal funds, short-term borrowings and common stock financed the acquisitions.

        The results of operations of these acquisitions are included in the consolidated financial statements from the dates they were acquired. Pro forma results of these acquisitions are not materially different from reported results.

Restructuring charges

        In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander & Alexander Services, Inc. (A&A) and Bain Hogg. The remaining liability of $33 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

        The following table sets forth the activity related to these liabilities:

(millions)

Balance at January 1, 2002	$58
Cash payments in 2002	(11)
Foreign currency revaluation	4

Balance at December 31, 2002	51
Cash payments in 2003	(14)
Foreign currency revaluation	3

Balance at December 31, 2003	40
Cash payments in 2004	(9)
Foreign currency revaluation	2

Balance at December 31, 2004	$33

        In 2000, Aon restructured its brokerage operations and recorded expenses of $294 million over the three years ended December 31, 2002. The following table sets forth the activity related to this liability:

(millions)	Termination Benefits	Other Exit Costs	Total

Balance at January 1, 2002	$75	$4	$79
Credit to expense in 2002	(6)	—	(6)
Cash payments in 2002	(46)	(3)	(49)
Foreign currency revaluation	4	—	4

Balance at December 31, 2002	27	1	28
Cash payments in 2003	(16)	(1)	(17)
Foreign currency revaluation	—	—	—

Balance at December 31, 2003	11	—	11
Cash payments in 2004	(4)	—	(4)
Foreign currency revaluation	(1)	—	(1)

Balance at December 31, 2004	$6	$—	$6

        Termination benefits of $3 million and $2 million are expected to be paid in 2005 and 2006, respectively, with the remainder payable thereafter. These unpaid liabilities are included in general expenses in the consolidated statements of financial position.

5.     Disposal of Operations

        In fourth quarter 2004, Aon sold Cambridge Integrated Services Group ("Cambridge"), its U.S. claims services business, which was included in the Risk and Insurance Brokerage Services segment, to Scandent Holdings Mauritius Limited ("SHM"), for $90 million in cash plus convertible preferred stock in SHM valued at $15 million.

        Because of Aon's convertible preferred stock holding and other factors, Cambridge's results prior to the sale date and a pretax gain of $15 million on the sale of this business were included in income from continuing operations. Due to a significant book-tax basis difference resulting primarily from goodwill, a tax benefit of $26 million was recorded on the sale.

Discontinued Operations

        In third quarter 2004, Aon committed to sell a small non-core U.S. brokerage unit and recorded a pretax loss of $4 million in 2004 on the revaluation of this business, which was included in the Risk and Insurance Brokerage Services segment. This operation was sold in fourth quarter 2004.

        In second quarter 2004, Aon committed to sell its U.K. reinsurance brokerage runoff unit which was included in the Risk and Insurance Brokerage Services segment. This operation was sold in early third quarter 2004. A pretax gain of $1 million was recorded in 2004 for the sale of this business.

        In first quarter 2004, Aon committed to sell certain of its U.K. claims services businesses which were included in the Risk and Insurance Brokerage Services segment. The sale of these businesses was completed in early second quarter 2004 and resulted in a pretax loss of $24 million. Also during first quarter 2004, Aon sold a non-core Consulting subsidiary for a pretax gain of $4 million.

        In third quarter 2003, Aon committed to sell its automotive finance servicing business, which had been in run-off since first quarter 2001, and was included in the Corporate and Other Segment. A pretax loss on the revaluation of the business of $23 million was recorded in 2003. The sale was completed in fourth quarter 2003.

        The operating results of all these businesses are classified as discontinued operations, and prior years' operating results have been reclassified to discontinued operations, as follows.

(millions) Years ended December 31,	2004	2003	2002

Revenues:
U.K. brokerage units	$29	$79	$78
Consulting business	—	8	8
U.S. brokerage unit	4	5	5
Automotive finance servicing business	—	13	15

Total revenues	$33	$105	$106

Pretax loss:
Operations:
U.K. brokerage units	$(16)	$(16)	$(11)
Consulting business	—	(2)	(2)
U.S. brokerage unit	(3)	(3)	(3)
Automotive finance servicing business	(1)	(32)	(31)

	(20)	(53)	(47)
Revaluation gain (loss):
U.K. brokerage units	(23)	—	—
Consulting business	4	—	—
U.S. brokerage unit	(4)	—	—
Automotive finance servicing business	—	(23)	—

	(23)	(23)	—

Total pretax loss	$(43)	$(76)	$(47)

After-tax loss:
Operations	$(13)	$(34)	$(30)
Revaluation	(18)	(14)	—

Total	$(31)	$(48)	$(30)

A&A Discontinued Operations

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

        During 2003, Aon settled certain of these liabilities. The settlements had no material effect on the consolidated financial statements. As of December 31, 2004, the liabilities associated with the foregoing indemnities were included in other liabilities in the consolidated statements of financial position. Such liabilities amounted to $16 million, net of reinsurance recoverables and other assets of $82 million. The insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures. Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes. Based on current estimates, management believes that the established liabilities for the A&A discontinued operations are sufficient.

6.     Investments

        The components of investment income are as follows:

(millions) Years ended December 31,	2004	2003	2002

Short-term investments	$97	$94	$130

Fixed maturities:
Interest income	120	93	118
Income on disposals	8	21	51
Losses on disposals (1)	(7)	(19)	(33)

	121	95	136

Equity securities:
Dividend income	3	4	15
Income on disposals	4	9	3
Losses on disposals (1)	(3)	(2)	(63)

	4	11	(45)

Limited partnerships — equity earnings	6	1	14

Other investments:
Interest, dividend and other income	8	11	40
Endurance — warrants	—	80	—
Endurance — equity earnings	38	46	21
Net gains (losses) on disposals (1)	56	(19)	(39)

Total	102	118	22

Gross investment income	330	319	257
Less: investment expenses	6	7	6

Investment income	$324	$312	$251

(1)
Includes other-than-temporary impairment write-downs of $3 million, $36 million and $130 million in 2004, 2003 and 2002, respectively.

        The components of net unrealized investment gains are as follows:

(millions) As of December 31,	2004	2003	2002

Fixed maturities	$12	$(4)	$(4)
Equity securities	1	5	3
Other investments	88	32	3
Deferred taxes	(39)	(13)	(2)

Net unrealized investment gains	$62	$20	$—

        The pretax changes in net unrealized investment gains are as follows:

(millions) Years ended December 31,	2004	2003	2002

Fixed maturities	$16	$—	$24
Equity securities	(4)	2	46
Other investments	56	29	(1)

Total	$68	$31	$69

        The amortized cost and fair value of investments in fixed maturities by type and equity securities are as follows:

(millions) As of December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government:
U.S. government and agencies	$408	$3	$(4)	$407
U.S. state and political subdivisions	66	1	—	67
Foreign governments:
Canada	625	9	(1)	633
U.K.	359	—	(2)	357
Other	699	7	(5)	701

Total foreign governments	1,683	16	(8)	1,691
Corporate securities:
Basic materials	53	1	—	54
Capital goods / construction	3	—	—	3
Consumer cyclical	46	2	(1)	47
Consumer staples	59	1	—	60
Diversified	197	—	—	197
Energy	131	4	—	135
Financial	518	4	(7)	515
Healthcare	1	—	—	1
Technology	55	—	(1)	54
Transport & services	12	—	—	12
Utilities	98	1	—	99

Total	1,173	13	(9)	1,177
Mortgage-and asset-backed securities	140	1	(1)	140

Total fixed maturities	3,470	34	(22)	3,482
Total equity securities	39	1	—	40

Total	$3,509	$35	$(22)	$3,522

(millions) As of December 31, 2003	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government:
U.S. government and agencies	$453	$6	$(1)	$458
U.S. state and political subdivisions	78	1	—	79
Foreign governments:
Canada	532	6	(2)	536
U.K.	329	—	(4)	325
Other	524	4	(4)	524

Total foreign governments	1,385	10	(10)	1,385
Corporate securities:
Basic materials	13	—	—	13
Capital goods / construction	6	—	—	6
Consumer cyclical	37	1	(1)	37
Consumer staples	34	—	(1)	33
Diversified	184	—	—	184
Energy	41	3	(1)	43
Financial	292	3	(11)	284
Healthcare	2	—	—	2
Technology	23	—	—	23
Transport & services	14	1	—	15
Utilities	32	1	(1)	32

Total	678	9	(15)	672
Mortgage-and asset-backed securities	161	—	(4)	157

Total fixed maturities	2,755	26	(30)	2,751
Total equity securities	37	5	—	42

Total	$2,792	$31	$(30)	$2,793

        The amortized cost and fair value of fixed maturities by contractual maturity are as follows:

(millions) As of December 31, 2004	Amortized Cost	Fair Value

Due in one year or less	$330	$329
Due after one year through five years	1,792	1,797
Due after five years through ten years	935	943
Due after ten years	273	273
Mortgage-and asset-backed securities	140	140

Total fixed maturities	$3,470	$3,482

        Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The following table analyzes our investment positions with unrealized losses segmented by type and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $1 million) as of December 31, 2004.

($ in millions)	0-6 Months	6-12 Months	>12 Months	Total

FIXED MATURITIES
U.S. government & agencies
# of positions	21	14	—	35
Fair Value	$237	$95	$—	$332
Amortized Cost	239	97	—	336
Unrealized Loss	(2)	(2)	—	(4)
States & political subdivisions
# of positions	5	4	1	10
Fair Value	$12	$4	$1	$17
Amortized Cost	12	4	1	17
Unrealized Loss	—	—	—	—
Foreign governments
# of positions	54	21	9	84
Fair Value	$391	$219	$188	$798
Amortized Cost	393	223	190	806
Unrealized Loss	(2)	(4)	(2)	(8)
Corporate securities
# of positions	85	29	61	175
Fair Value	$221	$50	$167	$438
Amortized Cost	222	51	173	446
Unrealized Loss	(1)	(1)	(6)	(8)
Mortgage-& asset-backed securities
# of positions	12	21	5	38
Fair Value	$13	$27	$10	$50
Amortized Cost	13	27	11	51
Unrealized Loss	—	—	(1)	(1)
Total Fixed Maturities
# of positions	177	89	76	342
Fair Value	$874	$395	$366	$1,635
Amortized Cost	879	402	375	1656
Unrealized Loss	(5)	(7)	(9)	(21)
% of Total Unrealized Loss	24%	33%	43%	100%

        For categorization purposes, Aon considers any rating of Baa or higher by Moody's Investor Services or equivalent rating agency to be investment grade. Aon had no fixed maturities below investment grade with an unrealized loss.

        Aon's fixed-maturity portfolio in total had a $21 million gross unrealized loss at December 31, 2004, excluding $1 million related to deferred amortizable derivative losses, and is subject to interest rate, market, and credit risks. No single position had an unrealized loss greater than $1 million. With a carrying value of approximately $3.5 billion at December 31, 2004, Aon's total fixed-maturity portfolio is approximately 97% investment grade based on market value. Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of "Aa" based on amortized cost. Aon's non publicly-traded fixed maturity portfolio had a carrying value of $354 million, including $82 million in notes received from PEPS I on December 31, 2001 related to the securitization of limited partnerships and $90 million in notes issued by PEPS I to Aon during 2004, 2003 and 2002. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        Aon's equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had no gross unrealized losses at December 31, 2004, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

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

        As part of this transaction, the insurance underwriting subsidiaries were required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. In 2004 and 2003, Aon's insurance underwriting subsidiaries funded $13 million and $20 million of commitments, respectively. Beginning in July 2004, Aon Parent is funding all future commitments. Aon Parent funded $7 million of commitments in 2004. As of December 31, 2004, these unfunded commitments amounted to $60 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        Based on the rating agencies' downgrades in October 2002 on Aon's senior debt, credit support arrangements were put in place in January 2003, whereby $100 million of cash from Combined Insurance Company of America (CICA), one of Aon's underwriting subsidiaries, was pledged as collateral for these commitments. During second quarter 2004, the balance of the collateral, $59 million, was dividended to Aon Parent. Given the current ratings of Aon, CICA and Virginia Surety Corporation, another of Aon's underwriting subsidiaries, the collateral was no longer required. As such, the collateral account was liquidated in December 2004 and the funds were returned to Aon's operating cash.

        To achieve the benefits of the securitization, Aon gave up all future voting interests in and control over the limited partnership interests sold to PEPS I and has no voting interest, control or significant influence over the business activities of PEPS I. Aon has obtained a true sale/non-consolidation opinion from qualified external legal counsel.

        PEPS I holds limited partnership investments. The legal documents that established PEPS I specify the actions that PEPS I and the servicer will undertake when PEPS I is required to make a voting decision (due to the general partner of a limited partnership calling for the vote of limited partners or proxy voting on a money market fund that PEPS I is invested in). Additionally, the legal documents contain specific instructions regarding actions to be taken if PEPS I receives (or has the ability to receive) distributions of investments held by limited partnerships in which it is invested. In instances where the general partner of a given investment may distribute underlying invested company shares to the limited partners (such as PEPS I), the legal documents that establish PEPS I outline specific disposal instructions.

        Throughout the life of PEPS I, at least 10% of the beneficial interests will be held by parties other than Aon, its affiliates, or its agents. This 10% threshold is accomplished through the first tranche notes outstanding to unaffiliated third party investors.

        PEPS I invests cash collected from the limited partnerships pending distribution to holders of beneficial interests. PEPS I invests only in relatively risk free investments with maturities no later than an expected distribution date.

        All holders of the beneficial interests have the right to pledge or exchange (sell), without any constraints, the beneficial interests that they hold. As such, there are no conditions that constrain the beneficial interest holders from pledging or exchanging their beneficial interest(s) and provide the transferor with more than a trivial benefit.

Other

        Securities on deposit for regulatory authorities as required by law, all relating to the insurance underwriting subsidiaries, amounted to $606 million at December 31, 2004 and $477 million at December 31, 2003.

        At December 31, 2004 and 2003, Aon had $173 million and $136 million, respectively, of non-income producing investments, which excludes derivatives that are marked to market through the income statement, as well as private equity investments carried on the equity method, held for at least twelve months, that have not declared dividends during 2004 and 2003.

7.     Debt and Lease Commitments

Notes Payable

        The following is a summary of outstanding notes payable:

(millions) As of December 31,	2004	2003

8.205% junior subordinated deferrable interest debentures, due January 2027	$726	$726
3.5% convertible debt securities, due November 2012	297	296
6.2% debt securities, due January 2007 (1)	250	250
8.65% debt securities, due May 2005	250	250
7.375% debt securities, due December 2012	223	223
6.9% debt securities, due July 2004	—	216
6.3% debt securities, due January 2004	—	89
Euro credit facility	334	—
Notes payable, due in varying installments, with interest at 2.5% to 15.91%	35	45

Total notes payable	$2,115	$2,095

(1)
Rate increased to 6.7% in January 2003 and 6.95% in January 2005.

        Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities. Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) to Aon Capital A. Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate Aon Capital A upon the adoption of FIN 46 on December 31, 2003. As a result of the deconsolidation, Aon increased its notes payable for the subordinated debt by $726 million. See Note 10, "Redeemable Preferred Stock, Capital Securities and Stockholders' Equity" for further information on Aon Capital A.

        In 2002, Aon completed a private offering of $300 million aggregate principal amount of 3.5% convertible senior debentures due in 2012. The net proceeds from this offering were $296 million. The debentures are unsecured obligations and are convertible into Aon common stock at an initial conversion price of approximately $21.475 per common share under certain circumstances including (1) during any fiscal quarter, if the closing price of Aon's common stock exceeds 120% of the conversion price (i.e. $25.77) for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the previous fiscal quarter, or (2) subject to certain exceptions, during the five business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the debentures for each day of the ten trading day period was less than 95% of the product of the closing sale price of Aon's common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures. Aon will be required to pay additional contingent interest, beginning November 15, 2007, if the trading price of the debentures for each of the five trading days immediately preceding the first day of the six month interest period equals or exceeds 120% of the par value of the debentures. Aon has reserved approximately 14 million shares for the potential conversion of these debentures. Beginning November 19, 2007, Aon may redeem any of the debentures at an initial redemption price of 101% of the principal amount, plus accrued interest. The debentures were sold to qualified institutional buyers.

        In 2001, Aon issued $250 million of 6.2% debt securities due January 2007. The interest rate on these debt securities is subject to adjustment in the event that Aon's credit ratings change. Due to ratings downgrades during 2002 and 2004, the interest rate on the 6.2% debt securities was increased to 6.7% effective January 2003, and 6.95% effective January 2005.

        In 2001, certain of Aon's European subsidiaries entered into a committed bank credit facility under which they could borrow up to €500 million. Both the 364-day and five year portion of the facility were for €250 million. At December 31, 2004, Aon had borrowed €250 million ($334 million) under the five year portion of the facility, which is classified as notes payable in the consolidated statements of financial position. At December 31, 2003, Aon had borrowed €38 million ($48 million) under the 364-day portion of the facility, which is included in short-term borrowings in the consolidated statements of financial position. The 364-day portion of the facility expired in 2004 and was not renewed. In February 2005, Aon replaced this facility with a new €650 million multi-currency revolving loan credit facility. The new facility includes a €325 million three-year revolving loan facility and a €325 million five-year revolving loan facility. Commitment fees of 20 and 22 basis points are payable on the unused portion of the three-and five-year facility, respectively. Aon has guaranteed the obligations of its subsidiaries with respect to this new facility.

        At December 31, 2004, Aon had a $775 million unused U.S. committed bank credit facility to support commercial paper and other short-term borrowings. The three-year portion of the facility was for $437.5 million, while the 364-day portion of the facility was for $337.5 million. No amounts were outstanding under this facility at December 31, 2004 or 2003. In February 2005, Aon replaced both portions of the facility with a new $600 million three-year revolving credit facility. This facility permits the issuance of up to $150 million in letters of credit. The U.S. facility is guaranteed by Aon Group, Inc., a subsidiary of Aon which owns most of the brokerage and consulting operations. Any subsidiary guarantees will terminate after the unsecured credit ratings of Aon by Standard & Poor's and Moody's reach A-and A3 (with stable outlook) or better, respectively. Based on Aon's current credit ratings, commitment fees of 15 basis points are payable on the unused portion of the facility.

        For both the new U.S. and Euro facilities, Aon is required to maintain consolidated net worth, as defined, of at least $2.5 billion, a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1. In addition, the U.S. facility contains a covenant pertaining to a minimum guarantor EBITDA, and the Euro facility also requires mandatory prepayments from the net proceeds of certain asset sales.

        Aon also has other foreign facilities available, which include a 364-day £45 million facility and a Canadian dollar 10 million facility, both of which expire in September 2005, and a €20 million facility, which has no set expiration date.

        Outstanding debt securities, including Aon Capital A's, are not redeemable by Aon prior to maturity except for the 3.5% convertible debt securities, which are redeemable by Aon beginning in 2007. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities. Repayments of notes payable are $592 million, $7 million, $256 million, $1 million and $1 million in 2005, 2006, 2007, 2008 and 2009, respectively.

        Information related to notes payable and short-term borrowings is as follows:

Years ended December 31,	2004	2003	2002

Interest paid (millions)	$147	$103	$123
Weighted-average interest rates — short-term borrowings	3.5%	2.6%	3.3%

Lease Commitments

        Aon has noncancelable operating leases for certain office space, equipment and automobiles. Rental expense for operating leases amounted to $387 million in 2004, $381 million in 2003 and $289 million in 2002.

        At December 31, 2004, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, net of sub-lease rental income, most of which pertain to real estate leases, are as follows:

(millions)

2005	$345
2006	301
2007	254
2008	228
2009	175
Later years	777

Total minimum payments required	$2,080

8.     Income Taxes

        Aon and its principal domestic subsidiaries are included in a consolidated life-nonlife federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations before income tax and minority interest and the provision for income tax consist of the following:

(millions) Years ended December 31,	2004	2003	2002

Income from continuing operations before income tax and minority interest:
U.S.	$115	$366	$202
International	765	765	638

Total	$880	$1,131	$840

Provision for income tax:
Current:
Federal	$123	$89	$46
International	278	215	195
State	34	43	14

Total current	435	347	255

Deferred (credit):
Federal	(140)	45	28
International	14	18	21
State	(6)	9	6

Total deferred	(132)	72	55

Provision for income tax	$303	$419	$310

        Income from continuing operations before income tax and minority interest shown above is based on the location of the corporate unit to which such earnings are attributable. However, because such earnings in some cases may be subject to taxation in more than one country, the income tax provision shown above as U.S. or International does not correspond to the geographic attribution of the earnings.

        During 2003 and 2002, Aon's consolidated statements of income reflect a tax benefit of $22 million and $24 million, respectively, on the 8.205% Capital Securities (see Note 10). As a result of the adoption of FIN 46 on December 31, 2003, Aon was required to deconsolidate the Capital Securities, which was completely offset by an increase in notes payable. In 2004, interest expense on these notes payable was reported as a part of interest expense in the consolidated statements of income, and the related tax benefit is included in the provision for income tax.

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated financial statements is as follows:

Years ended December 31,	2004	2003	2002

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.1	3.0	1.6
Taxes on international operations	(0.8)	(2.3)	(2.3)
Basis difference in businesses sold	(3.6)	—	—
Other — net	1.7	1.3	2.7

Effective tax rate	34.4%	37.0%	37.0%

        Significant components of Aon's deferred tax assets and liabilities are as follows:

(millions) As of December 31,	2004	2003

Deferred tax assets:
Employee benefit plans	$548	$469
Unearned and advanced premiums and contract fees	168	160
Net operating loss and tax credit carryforwards	66	88
Certain purchase accounting and special charges	90	28
Unrealized foreign exchange losses	—	16
Other	43	37

	915	798
Valuation allowance on deferred tax assets	(41)	(34)

Total	874	764

Deferred tax liabilities:
Policy acquisition costs	(210)	(189)
Unrealized investment gains	(65)	(45)
Unrealized foreign exchange gains	(59)	—
Other	(28)	(68)

Total	(362)	(302)

Net deferred tax asset	$512	$462

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. To the extent valuation allowances were provided through acquisition accounting, tax benefits recognized for such items would reduce goodwill. The valuation allowances changed to $41 million in 2004 from $34 million in 2003, attributable largely to the assessment of the potential future benefit of certain international net operating loss carryforwards. Although future earnings cannot be predicted with certainty, management currently believes that realization of the net deferred tax asset is more likely than not.

        U.S. deferred income taxes are provided on unremitted foreign earnings except those that are considered permanently reinvested, which at December 31, 2004 amounted to approximately $300 million. It is not practicable to determine the income tax liability that might be incurred if all such earnings were remitted to the United States. The American Jobs Creation Act of 2004 (the Act) introduced a temporary incentive for U.S. multinationals to repatriate, in 2004 or 2005, certain foreign earnings at an effective tax rate of 5.25%. Aon has not yet completed its evaluation of the provision, and may postpone any ultimate determination regarding its application until the fourth quarter of 2005. Whether Aon ultimately takes advantage of the incentive depends on many factors, including the review of U.S. Treasury Department guidance, and the adoption of a reinvestment plan as required by the legislation. Based on our analysis to date, however, it is reasonably possible that we may repatriate pursuant to the Act between $0 and $100 million, with the respective tax liability ranging from $0 to $5 million.

        At December 31, 2004, Aon had domestic federal operating loss carryforwards of $40 million which will expire at various dates from 2005 to 2021, state operating loss carryforwards of $359 million which will expire at various dates from 2005 to 2024, and foreign operating loss carryforwards of $94 million, which expire at various dates.

        Prior to 1984, life insurance companies were required to accumulate certain untaxed amounts in a memorandum "policyholders' surplus account." Under the Tax Reform Act of 1984, the "policyholders' surplus account" balances were "capped" at December 31, 1983, and the balances will be taxed only to the extent distributed to stockholders or when they exceed certain prescribed limits. As of December 31, 2004, the combined "policyholders' surplus account" of Aon's life insurance subsidiaries is approximately $363 million. Aon's life insurance subsidiaries do not intend to make any taxable distributions or exceed the prescribed limits in the foreseeable future; therefore, no income tax provision has been made. However, if such taxes were assessed, the amount of taxes payable would be approximately $127 million. The Act suspends for 2005 and 2006 the application of the rules imposing income tax on distributions from the policyholders' surplus account of a life insurance company. Aon is evaluating the application of this provision to its policyholders' surplus balances.

        The amount of income taxes paid in 2004, 2003 and 2002 was $413 million, $296 million and $238 million, respectively.

9.     Reinsurance and Claim Reserves

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

        A summary of reinsurance activity is as follows:

(millions) Years ended December 31,	2004	2003	2002

Ceded premiums earned	$1,379	$1,261	$1,190
Ceded premiums written	1,226	1,307	1,371
Assumed premiums earned	336	366	493
Assumed premiums written	336	382	533
Ceded benefits to policyholders	804	796	703

        Activity in the liability for policy and contract claims is summarized as follows:

(millions) Years ended December 31,	2004	2003	2002

Liabilities at beginning of year	$751	$529	$455
Incurred losses:
Current year	1,435	1,319	1,174
Prior years (1)	(1)	87	86

Total	1,434	1,406	1,260

Payment of claims:
Current year	(915)	(798)	(834)
Prior years	(445)	(386)	(352)

Total	(1,360)	(1,184)	(1,186)

Liabilities at end of year
(net of reinsurance recoverables:
2004 — $1,029; 2003 — $858; 2002 — $722)	$825	$751	$529

(1)
For 2003 and 2002, prior years' incurred losses primarily represent losses from business produced by NPS. NPS stopped initiating any new business in mid-2002.

10.   Redeemable Preferred Stock, Capital Securities and Stockholders' Equity

Redeemable Preferred Stock

        At December 31, 2004, one million shares of redeemable preferred stock were outstanding. Dividends are cumulative at an annual rate of $2.55 per share. These shares are redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share beginning one year after the death of both of the original owners, which occurred in September 2004. Aon has not received a notice of intent to redeem these shares, nor does Aon currently intend to redeem these shares.

Capital Securities

        Aon Capital A is a wholly-owned statutory business trust created for the purpose of issuing mandatorily redeemable preferred capital securities (Capital Securities). The sole asset of Aon Capital A is the $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) due January 1, 2027. The back-up guarantees, in the aggregate, provide a full and unconditional guarantee of Aon Capital A's obligations under the Capital Securities.

        Aon Capital A issued $800 million of 8.205% capital securities in January 1997. The proceeds from the issuance of the Capital Securities were used to finance a portion of the A&A acquisition. Aon received $800 million in cash and a $24 million investment in 100% of the common equity of Aon Capital A by issuing $824 million of subordinated debt. During 2002, approximately $98 million (face value) of the Capital Securities were repurchased on the open market and were used to retire $98 million of the debt to Aon Capital A. The Capital Securities are subject to mandatory redemption on January 1, 2027 (upon the maturity of the subordinated debt) or are redeemable in whole, but not in part, at the option of Aon (through its prepayment of the subordinated debt) upon the occurrence of certain events. Interest is payable semi-annually on the Capital Securities.

        Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust upon the adoption of FIN 46 on December 31, 2003, which was completely offset by an increase in notes payable. Prior to the deconsolidation of Aon Capital A, the after-tax interest incurred on the Capital Securities was reported as minority interest in the consolidated statements of income. Beginning in 2004, interest expense on these notes payable was reported as part of interest expense in the consolidated statements of income. There was no effect on net income or consolidated stockholders' equity as a result of this deconsolidation (prior periods were not restated).

Common Stock

        In 2004, Aon did not repurchase any of its common stock. In 2003 and 2002, Aon repurchased 0.1 million and 0.4 million shares, respectively. In 2004, Aon issued 2.0 million new shares of common stock for employee benefit plans and 757,000 shares in connection with the employee stock purchase plan.

        In connection with the acquisition of two entities controlled by Aon's Chairman and Chief Executive Officer in 2001, Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance.

Dividends

        A summary of dividends paid is as follows:

(millions) Years ended December 31,	2004	2003	2002

Redeemable preferred stock	$3	$3	$3
Common stock	189	187	230

Total dividends paid	$192	$190	$233

Statutory Capital and Surplus

        Generally, the capital and surplus of Aon's insurance subsidiaries available for transfer to the parent company is limited to the amount that the insurance subsidiaries' statutory capital and surplus exceeds minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $284 million may be subject to approval by regulatory authorities. See Note 8 for possible tax effects of distributions made out of untaxed earnings.

        Net statutory income (loss) of the insurance subsidiaries is summarized as follows:

(millions) Years ended December 31,	2004	2003	2002

Accident & Health and Life	$193	$95	$(13)
Warranty, Credit and Property & Casualty	123	(21)	(64)

        Statutory capital and surplus of the insurance subsidiaries are summarized as follows:

(millions) As of December 31,	2004	2003	2002

Accident & Health and Life	$840	$700	$537
Warranty, Credit and Property & Casualty	676	611	448

11.   Employee Benefits

Savings and Profit Sharing Plans

        Aon subsidiaries maintain savings plans with both contributory and non-contributory accounts for the benefit of U.S. salaried and commissioned employees. The non-contributory accounts were established in lieu of a defined pension benefit in 2004 for certain U.S. employees hired after December 31, 2003. Provisions made for these plans were $43 million, $54 million and $48 million in 2004, 2003 and 2002, respectively.

Pension and Other Postretirement Benefits

        Aon sponsors defined benefit pension and postretirement health and welfare plans that provide retirement, medical and life insurance benefits. The postretirement healthcare plans are contributory, with retiree contributions adjusted annually; the life insurance and pension plans are noncontributory.

        Effective January 1, 2004, the U.S. pension plans were closed to new employees.

        In 1999, Aon's U.K. pension plans became closed to new employees. All new employees became participants in a defined contribution plan. The provisions for the defined contribution plan were $20 million, $19 million and $14 million in 2004, 2003 and 2002, respectively.

        In 2003, Aon changed its U.S. retiree medical program. All future post-65 retirees (current active employees and current retirees under age 65) will no longer be offered the Aon Medicare Supplement plan upon attainment of age 65. Instead, future post-65 retirees will be offered plans through individual insured arrangements. Aon may subsidize $50 per month per individual for these plans. The impact of this change was a reduction in the accumulated postretirement benefit obligation of $12 million. This amount is being amortized over a ten-year period.

U.S. Pension and Other Benefit Plans

        The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2004 and 2003 and a statement of the funded status as of

December 31, 2004 and 2003, for both qualified and nonqualified plans. The measurement date for the U.S. plans is November 30.

	Pension Benefits		Other Benefits
(millions)	2004	2003	2004	2003

Reconciliation of benefit obligation
Projected benefit obligation at beginning of period	$1,340	$1,107	$74	$80
Service cost	67	52	3	3
Interest cost	85	77	4	5
Participant contributions	—	—	8	10
Plan amendments	—	—	—	(12)
Curtailment	(8)	—	—	—
Actuarial loss (gain)	68	24	1	(3)
Benefit payments	(57)	(54)	(13)	(18)
Change in discount rate	51	134	2	9

Projected benefit obligation at end of period	$1,546	$1,340	$79	$74

Accumulated benefit obligation at end of period	$1,421	$1,197	$79	$74

Reconciliation of fair value of plan assets
Fair value at beginning of period	$929	$789	$8	$8
Actual return on plan assets	94	91	—	—
Participant contributions	—	—	8	10
Employer contributions	3	103	5	8
Benefit payments	(57)	(54)	(13)	(18)

Fair value at end of period	$969	$929	$8	$8

Market related value at end of period	$1,111	$1,114	$8	$8

Funded status
Funded status at end of period	$(577)	$(411)	$(71)	$(66)
Unrecognized prior-service cost	(7)	(9)	(11)	(12)
Unrecognized loss	584	496	3	—

Net amount recognized	$—	$76	$(79)	$(78)

Amounts recognized in the statements of financial position consist of:
Accrued benefit liability (included in pension, post employment and post retirement liabilities)	$(452)	$(268)	$(79)	$(78)
Other comprehensive income	452	344	—	—

Net amount recognized	$—	$76	$(79)	$(78)

        The increase in amounts recognized in other comprehensive income related to the minimum pension liability for U.S. pension plans was $108 million and $97 million in 2004 and 2003, respectively.

        In 2004, plans with a projected benefit obligation (PBO) and an accumulated benefit obligation (ABO) in excess of the fair value of plan assets had a PBO of $1.5 billion, an ABO of $1.4 billion and plan assets with a fair value of $1.0 billion.

        In 2003, plans with a PBO and ABO in excess of the fair value of plan assets had a PBO of $1.3 billion, an ABO of $1.2 billion and plan assets with a fair value of $0.9 billion.

        The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2004, 2003 and 2002:

(millions) Pension Benefits	2004	2003	2002

Service cost	$67	$52	$46
Interest cost	85	77	72
Expected return on plan assets	(92)	(78)	(108)
Amortization of prior-service cost	(2)	(2)	(2)
Amortization of net loss	22	11	2

Net periodic benefit cost	$80	$60	$10

(millions) Other Benefits	2004	2003	2002

Service cost	$3	$3	$3
Interest cost	4	5	5
Amortization of prior-service cost	(1)	—	—
Amortization of net gain	—	—	(1)

Net periodic benefit cost	$6	$8	$7

        The weighted-average assumptions used to determine future U.S. benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Discount rate	6.0%	6.25%	6.0%	6.25%
Rate of compensation increase	3.5	3.5	—	—

        The weighted-average assumptions used to determine the U.S. net periodic benefit cost for 2004, 2003 and 2002 are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	7.0%	7.5%	6.25%	7.0%	7.5%
Expected return on plan assets	8.5	8.5	10.25	—	—	—
Rate of compensation increase	3.5	3.5	4.0	—	3.5	4.0

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected long-term rate of return on plan assets assumption used to determine pension expense is 8.5%.

Plan Assets

        Aon's U.S. pension plan asset allocation as of December 31, 2004 and 2003 is as follows:

			Fair Value of Plan Assets
	Allocation Range	Target Allocation
Asset Class			2004	2003

Equities	50 – 80%	70%	74%	61%

Domestic equities	40 – 70	40	45	32
International equities	5 – 15	10	11	7
Limited partnerships and other	2.5 – 20	10	11	15
Real estate and REITs	5 – 15	10	4	3
Aon common stock	0 – 5	0	3	4

Debt securities	20 – 50	30	26	39

Fixed maturities	20 – 50	30	23	24
Invested cash	0 – 2	0	3	15

Total			100%	100%

        Pension plan assets include Aon common stock in the amounts of $30 million and $34 million at December 31, 2004 and 2003, respectively. Dividends from Aon stock received by the plan in 2004 and 2003 were $0.9 million and $1.9 million, respectively. Invested cash as of the plan measurement date in 2003 included an amount in transit of $100 million.

Investment Policy and Strategy

        The investment policy, as established by the Aon Pension Plan Investment Committee, seeks reasonable asset growth at prudent risk levels within target allocations. Plan assets are invested within the asset allocation target ranges shown above. Aon believes that plan assets are well-diversified and are of appropriate quality. Asset allocation target ranges are reviewed quarterly and re-balanced to within policy target allocations. The investment policy is reviewed at least annually, and revised, as deemed appropriate by the Aon Pension Plan Investment Committee.

        Aon's U.S. other benefit plan assets of $8 million at both December 31, 2004 and 2003 were invested in money market instruments.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute $47 million to U.S. pension plans during 2005 to satisfy minimum funding requirements and $7 million to fund other postretirement benefit plans during 2005.

Estimated Future Benefit Payments

        Estimated future benefit payments for U.S. plans are as follows at December 31, 2004:

(millions)	Pension Benefits	Other Benefits

2005	$60	$7
2006	62	7
2007	66	7
2008	70	7
2009	75	7
2010 — 2014	485	37

Assumptions for Other Postretirement Benefits

        Assumed health care cost trend rates at December 31:

	2004	2003

Assumed healthcare cost trend rate	10.5%	11.0%
Ultimate trend rate	5.5%	5.5%
Year that the ultimate trend rate is reached	2014	2014

        Aon's liability for future plan cost increase for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. The $50 per month subsidy for future post-65 retirees is assumed not to increase in future years. Therefore, there is no employer trend for future post-65 retirees. As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic postretirement healthcare benefit cost or on the accumulated postretirement benefit obligation for the measurement period ended in 2004.

Prescription Drug Subsidy

        The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law in December 2003. The Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Aon has determined that the benefits provided by its plan are not actuarially equivalent to Medicare Part D. Accordingly, Aon has not recognized any benefit associated with the subsidy.

International Pension Plans

        The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2004 and 2003 and the funded status as of December 31, 2004 and 2003, for material international pension plans, which are located in the U.K.

and The Netherlands. The measurement dates for these plans are September 30 and December 31, respectively.

	International Pension Plans
(millions)	2004	2003

Reconciliation of benefit obligation
Projected benefit obligation at beginning of period	$3,324	$2,654
Service cost	64	51
Interest cost	185	152
Participant contributions	3	6
Actuarial loss	139	75
Benefit payments	(103)	(89)
Change in discount rate	(63)	146
Foreign exchange translation	298	329

Projected benefit obligation at end of period	$3,847	$3,324

Accumulated benefit obligation at end of period	$3,385	$3,005

Reconciliation of fair value of plan assets
Fair value at beginning of period	$2,239	$1,777
Actual return on plan assets	188	206
Employer contributions	181	114
Participant contributions	3	6
Benefit payments	(103)	(89)
Foreign exchange translation	210	225

Fair value at end of period	$2,718	$2,239

Market related value at end of period	$2,718	$2,239

Funded status
Funded status at end of period	$(1,129)	$(1,085)
Unrecognized prior service	2	—
Unrecognized loss	1,635	1,529

Net amount recognized	$508	$444

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost and intangible pension asset (included in other assets)	$123	$88
Accrued benefit liability (included in pension, post employment and post retirement liabilities)	(694)	(769)
Other comprehensive income	1,079	1,125

Net amount recognized	$508	$444

        The change in amounts recognized in other comprehensive income related to the minimum pension liability was a decrease of $46 million and an increase of $225 million in 2004 and 2003, respectively.

        In 2004, plans with a PBO in excess of the fair value of plan assets had a PBO of $3.8 billion and plan assets with a fair value of $2.7 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.0 billion and plan assets with a fair value of $2.4 billion.

        In 2003, plans with a PBO in excess of the fair value of plan assets had a PBO of $3.3 billion and plan assets with a fair value of $2.2 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $2.7 billion and plan assets with a fair value of $2.0 billion.

        The following table provides the components of net periodic benefit cost for the international plans for the years ended December 31, 2004, 2003 and 2002:

(millions) Pension Benefits	2004	2003	2002

Service cost	$64	$51	$45
Interest cost	185	152	133
Expected return on plan assets	(165)	(134)	(163)
Amortization of net loss	70	58	31

Net periodic benefit cost	$154	$127	$46

        The range of weighted-average assumptions used to determine the international benefit obligations are as follows:

(millions) Pension Benefits	2004	2003

Discount rate	4.5 – 5.6%	5.25 – 5.5%
Rate of compensation increase	2.0 – 4.25	2.0 – 5.5

        The range of weighted-average assumptions used to determine the international net periodic benefit costs for 2004, 2003 and 2002 are as follows:

	2004	2003	2002

Discount rate	5.25 – 5.5%	5.5 – 5.75%	6.25 – 7.0%
Expected return on plan assets	6.0 – 7.25	6.0 – 7.5	6.0 – 9.5
Rate of compensation increase	2.0 – 5.5	3.75 – 4.0	4.0

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The range of expected long-term rate of return assumption used to determine pension expense is 6.0% to 7.25%.

Plan Assets

        Aon's international pension plan asset allocation at December 31, 2004 and 2003 is as follows:

			Fair Value of Plan Assets
	Allocation Range	Target Allocation
Asset Class			2004	2003

Equities	45 – 75%	61%	61%	62%

Domestic equities			—	—
International equities			57	60
Real estate			4	2

Debt securities	25 – 55	39	39	38

Fixed maturities			37	37
Invested cash			2	1

Total			100%	100%

Investment Policy and Strategy

        The investment policies for international plans are established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested, within asset allocation ranges as shown above, in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually, and revised, as deemed appropriate to ensure that the objectives are being met.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute $155 million to its international pension plans during 2005 to satisfy minimum funding requirements.

Estimated Future Benefit Payments

        Estimated future pension benefit payments for international plans are as follows at December 31, 2004:

(millions)

2005	$96
2006	101
2007	106
2008	120
2009	125
2010-2014	787

12.   Stock Compensation Plans

        Aon's Stock Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units. The annual rate at which awards are granted each year is based upon financial and competitive business conditions. The number of shares authorized to be issued under the new plan is equal to 18% of the number of common shares outstanding.

Stock Awards

        Aon has historically granted stock awards in the form of restricted stock units. Generally, employees are required to complete three continuous years of service before stock awards begin to vest in increments until the completion of a 10-year period of continuous employment. In 2003 and 2002, a large number of stock awards were granted that vest annually over five years, with the initial vesting occurring after one year of continuous service. In 2004, a large number of stock awards were granted that will not vest until five years after the date of grant. For most employees, beginning in 2005, individual incentive compensation over $50,000 will partially be paid in restricted stock units, which will vest ratably over three years. In general, stock awards are issued as they become vested. In certain circumstances, an employee can elect to defer the receipt of vested shares to a later date. With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards. The compensation cost associated with each stock award is deferred and amortized over the period of continuous employment using the straight-line method. At December 31, 2004, 2003 and 2002, the number of shares available for stock awards is included with options available for grant.

        Common stock awards outstanding consist of the following:

(shares in thousands) Years ended December 31,	2004	2003	2002

Shares outstanding at beginning of year	7,061	6,483	7,424
Granted	3,439	2,529	1,024
Vested	(1,330)	(1,413)	(1,432)
Canceled	(386)	(538)	(533)

Shares outstanding at end of year	8,784	7,061	6,483

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

        A summary of Aon's stock option and related information is as follows:

(shares in thousands) Years ended December 31,	2004		2003		2002

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning outstanding	31,627	$29	24,478	$32	21,298	$32
Granted	5,233	27	9,226	20	5,552	34
Exercised	(475)	23	(13)	24	(877)	20
Canceled	(2,197)	29	(2,064)	27	(1,495)	33

Ending outstanding	34,188	$29	31,627	$29	24,478	$32

Exercisable at end of year	15,060	$32	9,574	$32	5,308	$30

Options available for grant	11,885		15,742		22,771

        A summary of options outstanding and exercisable is as follows:

(Shares in thousands) As of December 31, 2004	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$14.92 — $19.30	676	7.77	$16.83	232	$16.86
19.45 — 19.70	5,660	8.21	19.70	12	19.52
19.76 — 23.94	6,881	6.39	22.98	4,177	23.91
23.95 — 27.16	5,045	9.35	26.89	87	26.96
27.34 — 32.53	5,127	5.27	31.38	4,019	31.14
32.64 — 36.88	7,677	6.71	36.00	3,849	35.71
37.13 — 49.29	3,122	3.74	43.28	2,684	43.28

$14.92 — $49.29	34,188	6.82	$28.93	15,060	$32.21

Employee Stock Purchase Plan

        Aon has an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the plan, shares of Aon's common stock may be purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. In 2004, 2003 and 2002, 754,000 shares, 734,000 shares, and 312,000 shares, respectively, were issued to employees under the plan. In first quarter 2002, the plan was temporarily suspended and was reactivated as of January 1, 2003. There was no compensation expense associated with this plan.

13.   Financial Instruments

Financial Risk Management

        Aon is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices. To manage the risk related to these exposures, Aon enters into various derivative transactions. The derivatives have the effect of reducing Aon's market risks by creating offsetting market exposures. Aon does not enter into derivative transactions for trading purposes.

        Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses.

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by using master netting agreements, entering into non-exchange-traded derivatives with highly rated major financial institutions and by using exchange-traded instruments. Aon closely monitors the credit-worthiness of, and exposure to, its counterparties and considers its credit risk to be minimal. At December 31, 2004 and 2003, Aon placed cash and securities relating to these derivative contracts in escrow amounting to $5 million and $4 million, respectively.

Accounting Policy for Derivative Instruments

        All derivative instruments are recognized in the consolidated statements of financial position at fair value. Unless otherwise noted, derivative instruments with a positive fair value are reported in other receivables and derivative instruments with a negative fair value are reported in other liabilities in the consolidated statements of financial position. Where Aon has entered into master netting agreements with counterparties, the derivative positions are netted by program and are reported accordingly in other receivables or other liabilities. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting.

        FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, identifies three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (i) a hedge of the change in fair value of a recognized asset or liability or firm commitment ("fair value hedge"), (ii) a hedge of the variability in cash flows from a recognized variable-rate asset or liability or forecasted transaction ("cash flow hedge"), and (iii) a hedge of the net investment in a foreign subsidiary ("net investment hedge"). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility.

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as either a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation will include a description of the hedging instrument, the hedged item, the risk being hedged, Aon's risk management objective and strategy for undertaking the hedge, and the method for assessing the effectiveness of the hedge. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges at the end of each quarter.

        For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in other comprehensive income (OCI) and subsequently reclassified to income when the hedged item affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is reported in other comprehensive income ("OCI") as part of the cumulative translation adjustment while the ineffective portion is recognized immediately in earnings.

        Changes in the fair value of a derivative that is not designated as an accounting hedge ("economic hedge") are recorded in either investment income or general expenses (depending on the hedged exposure) in the current period's consolidated statements of income.

        Aon discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) it determines that the derivative is no longer effective in offsetting changes in the hedged item's fair value or cash flows, (3) a hedged forecasted transaction is no longer probable of occurring in the time period described in the hedge documentation, (4) the hedged item matures or is sold, or (5) management elects to discontinue hedge accounting voluntarily.

        When hedge accounting is discontinued because the derivative no longer qualifies as a fair value hedge, Aon will continue to carry the derivative in the consolidated statements of financial position at its fair value, recognize subsequent changes in the fair value of the derivative in current-period earnings, cease to adjust the hedged asset or liability for changes in its fair value, and begin to amortize the hedged item's cumulative basis adjustment into earnings over the remaining life of the hedged item using a method that approximates the level-yield method.

        When hedge accounting is discontinued because the derivative no longer qualifies as a cash flow hedge, Aon will continue to carry the derivative in the consolidated statements of financial position at its fair value, recognize subsequent changes in the fair value of the derivative in current-period earnings, and continue to defer the derivative gain or loss in accumulated OCI until the hedged forecasted transaction affect earnings. If the hedged forecasted transaction is probable of not occurring in the time period described in the hedge documentation or within a two month period of time thereafter, the deferred derivative gain or loss would be reclassified immediately to earnings.

Foreign Exchange Risk Management

        Certain of Aon's foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars) that differ from their functional currencies. The foreign subsidiary's functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, Aon uses foreign exchange forwards and options to hedge the foreign exchange risk of the forecasted revenue for up to a maximum of three years in the future. Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue. As of December 31, 2004, a $73 million pretax gain has been deferred to OCI, $49 million of which is expected to be reclassified to earnings as an adjustment to general expenses in 2005. Deferred gains or losses will be reclassified from OCI to general expenses when the hedged revenue is recognized. This hedge had no material ineffectiveness in 2004.

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

        Aon also uses foreign currency forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes. These derivatives were not designated as a hedge and changes in their fair value were recorded in general expenses in the consolidated statements of income.

        Aon also uses foreign currency forward contracts to hedge certain of its net investments in foreign operations. As of December 31, 2004, currency forwards with a notional amount of $84 million were designated as hedges of primarily Canadian dollar, British pound, and Australian dollar denominated net investments. In 2004, this hedge had no ineffectiveness and $16 million of derivative losses related to this hedge were recorded in the cumulative translation adjustment account. There were no net investment hedges in 2003.

Interest Rate Risk Management

        Aon uses futures contracts and purchased options on futures contracts to reduce the price volatility of its fixed-maturity portfolio. Derivatives designated as hedging specific fixed-income securities are accounted for as fair value hedges. Changes in the fair value of the hedge and the hedged item are recorded in investment income.

        Aon occasionally enters into receive-fixed-pay-floating interest rate swaps to hedge changes in the fair value of its fixed-rate notes. The interest rate swaps qualify as fair value hedges and have no ineffectiveness because their critical terms (e.g., amount, maturity date) match those of the hedged debt. Realized gains and losses on swaps qualified as hedges are deferred and reported as adjustments of the cost basis of the hedged items and are being amortized into interest expense over the remaining life of the hedged items.

        Aon issued fixed-rate notes in May 2000. Aon purchased options on interest rate swaps to hedge against a change in interest rates prior to the issuance of the fixed-rate notes. These options qualified as a hedge of an anticipated transaction under pre-Statement No. 133 accounting guidance and related gains were deferred and are being amortized as an offset to interest expense over the remaining life of the notes. Upon the adoption of Statement No. 133, pretax deferred gains of $5 million were reclassified to OCI. At December 31, 2004, $1 million remains in OCI, of which all is expected to offset interest expense in 2005.

        Aon enters into interest rate swap and floor agreements and uses exchange-traded futures and options to limit its net exposure to decreasing short-term interest rates, primarily relating to U.S. dollar denominated brokerage funds held on behalf of clients in the U.S. and U.K. These derivatives were not designated as a hedge and changes in their fair value were recorded in investment income in the consolidated statements of income.

        In 2004, receive-fixed-pay-floating interest rate swaps were designated as cash flow hedges of the interest rate risk of a portion of Aon's U.S. dollar denominated brokerage funds held on behalf of clients. Changes in the fair value of the swaps were recorded in OCI and will be reclassified to earnings as an adjustment to investment income over the term of the swap. This hedge had no ineffectiveness in 2004 and the amounts deferred in OCI at year-end were immaterial.

Equity Price Risk Management

        Aon sells futures contracts and purchases options to reduce the price volatility of its equity securities portfolio and equity securities it owns indirectly through limited partnership investments. These derivatives were not designated as a hedge and changes in their fair value were recorded in investment income in the consolidated statements of income.

Unconsolidated Special Purpose Entities (SPEs) Excluding PEPS I

        Certain of Aon's subsidiaries make short-term loans (generally with terms of 12 months or less) to businesses to finance insurance premiums and then sell ("securitize") the finance receivables through securitization transactions that meet the criteria for sale accounting in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These premium financing securitizations are accomplished by using special purpose entities which are considered qualifying SPEs ("QSPEs") pursuant to Statement No. 140 and FIN 46, and commercial paper multi-seller, non-qualified bank conduits (SPEs). Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        Premium financing securitizations performed by Aon's U.S., U.K., Canadian and Australian subsidiaries use multi-seller non-qualified SPEs. By analyzing the qualitative and quantitative factors of the SPEs, Aon has determined that these subsidiaries are not the sponsor of the SPEs. Additionally, independent third parties (i) have made substantial equity investments in the SPEs, (ii) have voting control of the SPEs and (iii) generally have the risks and rewards of ownership of the assets of the SPEs. Based on these factors and before the adoption of FIN 46, Aon had determined that non-consolidation was the appropriate accounting treatment. With the adoption of FIN 46 as of December 31, 2003, Aon has determined that these subsidiaries do not have a significant variable interest in the multi-seller SPEs, and therefore, has concluded that non-consolidation continues to be appropriate.

        Aon or one of its QSPEs sells undivided interests in specified premium financing receivables to the independent SPEs. Under the terms of these agreements, new receivables increase the amounts available to securitize as collections (administered by Aon) reduce previously sold receivables. The amount advanced from third parties at any one time under the accounts receivable sales agreement was limited to a maximum of $2 billion and $1.9 billion at December 31, 2004 and 2003, respectively.

        As of December 31, 2004 and 2003, $1.8 billion was advanced under these programs from the SPEs. Aon records at fair value the retained interest, which is included in insurance brokerage and consulting services receivables in the consolidated balance sheets.

        Aon recorded gains associated with the sale of receivables. When Aon calculated the gain, all fees related to this facility were included. The gains included in revenue in the consolidated statements of income, were $81 million, $69 million and $70 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Aon retains servicing rights for sold receivables and a servicing fee is earned as income over the servicing period. The servicing fees are included in the gain/loss calculation. At December 31, 2004 and 2003, the fair value of the servicing rights approximates the estimated costs to service the receivables, and accordingly, Aon has not recorded any servicing assets or liabilities related to this servicing activity.

        Aon estimates fair value by discounting estimated future cash flows from the servicing rights and servicing costs using discount rates that approximate current market rates and expected future prepayment rates.

        The SPEs bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves, which Aon guarantees. Under the guarantee provisions, Aon's maximum cash requirement was $73 million and $75 million at December 31, 2004 and 2003, respectively.

        Aon renewed the U.S. and European facilities in December 2004 and in January 2005 eliminated the percentage guarantee for the European facility, replacing it with other collateral enhancements. In April 2005, the same will be done for the U.S. facility.

        Both facilities require Aon to maintain consolidated net worth, as defined, of at least $2.5 billion, and (1) consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated net interest of at least 4 to 1, and (2) consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

Fair Value of Financial Instruments

        Accounting standards require the disclosure of fair values for certain financial instruments. The fair value disclosures are not intended to encompass the majority of policy liabilities, various other non-financial instruments or other intangible assets related to Aon's business. Accordingly, care should be exercised in deriving conclusions about Aon's business or financial condition based on the fair value disclosures. The basis for determining the fair value of financial instruments is discussed in Note 1. The carrying value and fair value of certain of Aon's financial instruments are as follows:

(millions) As of December 31,	2004		2003

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities and equity securities	$3,522	$3,522	$2,793	$2,793
Other investments	483	482	716	798
Cash, receivables and short-term investments	15,136	15,136	14,373	14,373
Derivatives	149	149	93	93
Liabilities:
Deposit-type insurance contracts	18	18	58	58
Short-term borrowings, premium payables and general expenses	11,728	11,728	11,754	11,754
Notes payable	2,115	2,280	2,095	2,229
Derivatives	86	86	13	13

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

        Refer to "Other Financial Instruments" above for guarantees associated with Aon's premium financing securitizations. Guarantees associated with Aon's limited partnership securitization are disclosed in Note 6. Indemnities related to discontinued operations are disclosed in Note 5.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $21 million for taxes and other business obligations to third parties. Amounts are accrued in the consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $21 million at December 31, 2004.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

14.   Contingencies

        Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has purchased errors and omissions ("E&O") insurance and other appropriate insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant.

        On April 21, 2004, Aon received a subpoena from the Office of the Attorney General of the State of New York calling for the production of documents relating to Placement Service Agreements, Market Service Agreements and similar agreements under which insurance carriers pay compensation to Aon beyond standard commissions. The office subsequently issued several other requests for information to Aon as part of its inquiry into alleged practices in the insurance industry, including bid-rigging, fictitious quotes, "tying," and "steering" of business. The departments of insurance or attorneys general of approximately 25 other states have also issued subpoenas or requested information regarding these and other issues. Aon is fully cooperating with all of these investigations.

        On March 4, 2005, Aon Corporation ("Aon") and its subsidiaries and affiliates (collectively, the "Company") entered into an agreement (the "Settlement Agreement") with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the "State Agencies") to resolve all the issues related to investigations conducted by the State Agencies.

        The material terms of the Settlement Agreement are as follows:

        The Company will pay $190 million into a fund (the "Fund") to be distributed to certain eligible policyholder clients. These payments are in full satisfaction of the Company's obligations under the Settlement Agreement and the State Agencies have agreed not to impose any other financial obligation or liability on the Company related to the lawsuits. No portion of the payments by the Company is considered a fine or penalty. The Company will make payments into the Fund as follows:

  •
  On or before September 1, 2005, the Company shall pay $76 million into the Fund.

  •
  On or before September 1, 2006, the Company shall pay $76 million into the Fund.

  •
  On or before September 1, 2007, the Company shall pay $38 million into the Fund.

        The Fund, plus interest, will be used to compensate the Company's eligible policyholder clients according to procedures set out in the Settlement Agreement. No amount paid to the Fund will be returned to Aon under any circumstances.

        On or before June 30, 2005, the Company will calculate, in accordance with a formula approved by the State Agencies, the amount that each policyholder client is eligible to receive from the Fund. Clients eligible to participate in the Fund are those U.S. clients that engaged the Company to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2001 through December 31, 2004 (the "Relevant Period") where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Aon during the Relevant Period (the "Eligible Policyholders").

        On or before June 30, 2005, the Company must send a notice to each Eligible Policyholder setting forth, among other things, the amount it will be paid from the Fund if it elects to participate (a

"Participating Policyholder"). Participating Policyholders must tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

        On November 30, 2005, September 30, 2006 and September 30, 2007, each Participating Policyholder shall receive from the Fund as much of that Participating Policyholder's aggregate share of the Fund as possible with the monies then available in the Fund.

        In the event that an Eligible Policyholder elects not to participate or otherwise does not respond by October 30, 2005 (a "Non-Participating Policyholder"), that client's allocated share may be used by the Company to satisfy any pending or other claims asserted by clients relating to the issues in the Settlement Agreement. In no event shall a distribution be made from the Fund to any other client until all Participating Policyholders have been paid, nor shall total payments to any Non-Participating Policyholder exceed 80% of that policyholder's original allocated share. If any funds remain in the Fund as of October 1, 2007 such funds shall be distributed pro rata to the Participating Policyholders by November 1, 2007. In no event shall any of the amounts paid into the Fund be used to pay attorneys' fees.

        Also within 60 days of the date of the Settlement Agreement, the Company shall commence the implementation of certain business reforms, including agreeing not to accept contingent compensation as defined in the Settlement Agreement.

        The Company shall not, directly or indirectly, seek or accept indemnification pursuant to any insurance policy or other reimbursement with respect to any amounts payable under the Settlement Agreement.

        In accordance with APB Opinion No. 21, Interest on Receivables and Payables, the Company has discounted the payment stream associated with the settlement and recorded the present value of the liability and corresponding expense of $180 million in the financial statements as of December 31, 2004. The discount was determined using Aon's incremental borrowing rate. The Company did not discount the payment due on September 1, 2005. The settelment was considered fully tax deductible and is not treated as a permanent difference in the Company's tax calculation.

        Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states. As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999. On July 28, 2004, the Court granted plaintiff's motion for class certification. On March 9, 2005, the Court gave preliminary approval to a nationwide class action settlement within the $40 million reserve established in the fourth quarter of 2004.

        Beginning in June 2004, a number of other putative class actions have been filed against Aon and other companies by purported clients under a variety of legal theories, including state tort, contract, fiduciary duty, and statutory theories, and federal antitrust and the Racketeer Influenced and Corrupt Organizations Act theories. These actions are currently pending at early stages in state court in California and Florida and in federal court in Illinois, South Carolina and New Jersey. Aon believes it has meritorious defenses in all of these cases, and intends to vigorously defend itself against these claims. The outcomes of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Beginning in late October and early November 2004, several putative securities class actions have been filed against Aon in the United States District Court for the Northern District of Illinois. Also beginning in late October and early November 2004, several putative ERISA class actions were filed against Aon in the United States District Court for the Northern District of Illinois. Aon believes it has meritorious defenses in all of these cases, and intends to vigorously defend itself against these claims.

The outcomes of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        In early February 2005 the Company received a subpoena from the U.S. Department of Labor regarding compensation arrangements in connection with clients' employee benefit plans. The Company is cooperating with the investigation.

        In July 2004, several subsidiaries of Aon were joined as defendants in an action in a U.K. court between British Petroleum ("BP") and underwriters who subscribed to policies of insurance covering various offshore energy projects on which BP and its co-venturers have incurred losses of approximately $120 million. In the event BP does not prevail against its underwriters, BP might seek to hold Aon liable for all or part of this amount. BP has also asserted a claim against Aon for additional losses of approximately $88 million on the same projects for which there is a lack of cover as a result of an earlier settlement between BP and other underwriters who subscribed to the same policies of insurance. The proceedings are at an early stage. Aon intends to vigorously defend itself against these claims. The outcomes of these actions, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

15.   Segment Information

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting. A fourth segment, Corporate and Other, when aggregated with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying consolidated financial statements. Certain segment information in prior periods' consolidated financial statements has been reclassified to reflect sold business reported as discontinued operations.

        The accounting policies of the operating segments are the same as those described in Note 1, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were from third parties, that is, considered by management to be at current market prices.

        Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax. In 2004 and 2003, inter-segment revenues were eliminated. Prior to 2003, there were no material inter-segment revenues to be eliminated. Long-lived assets and related depreciation and amortization are not material.

        Consolidated revenue by geographic area is as follows:

(millions)	Total	United States	United Kingdom	Continent of Europe	Rest of World

Years ended December 31:
2004	$10,172	$5,248	$1,732	$1,719	$1,473
2003	9,718	5,198	1,756	1,469	1,295
2002	8,716	5,006	1,543	1,117	1,050

        The Risk and Insurance Brokerage Services segment consists principally of Aon's retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, claims services, and premium financing. During 2004, Aon sold essentially all of its claim services businesses.

        The Consulting segment is one of the world's largest integrated human capital consulting organizations. The operations of this segment provide a full range of human capital management services. These services are delivered predominantly to corporate clientele utilizing six major practices: employee benefits, human resource outsourcing, compensation, management consulting, communications and strategic human resource consulting.

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

Operating segment revenue by sub-segment is as follows:

(millions) Years ended December 31,	2004	2003	2002

Risk management and insurance brokerage — Americas	$2,308	$2,294	$2,101
Risk management and insurance brokerage — International	2,357	2,074	1,695
Reinsurance brokerage and related services	861	873	765
Claims services	212	352	329

Total Risk and Insurance Brokerage Services	5,738	5,593	4,890
Consulting services	949	898	796
Outsourcing	298	287	250

Total Consulting	1,247	1,185	1,046
Accident & health and life	1,721	1,594	1,639
Warranty, credit and property & casualty	1,429	1,289	1,162

Total Insurance Underwriting	3,150	2,883	2,801
Intersegment revenues	(72)	(68)	—

Total operating segments	$10,063	$9,593	$8,737

Selected information for Aon's operating segments is as follows:

	Risk and Insurance Brokerage Services			Consulting			Insurance Underwriting

(millions) Years ended December 31,
	2004	2003	2002	2004	2003	2002	2004	2003	2002

Revenue by geographic area:
United States	$2,379	$2,466	$2,363	$754	$762	$695	$2,108	$1,953	$2,005
United Kingdom	1,056	1,093	977	213	182	160	456	460	395
Continent of Europe	1,265	1,112	849	162	139	105	284	211	159
Rest of World	1,038	922	701	118	102	86	302	259	242

Total revenues (1)	5,738	5,593	4,890	1,247	1,185	1,046	3,150	2,883	2,801
General expenses (1)(2)	4,922	4,708	4,087	1,112	1,073	922	1,363	1,239	1,249
Benefits to policyholders	—	—	—	—	—	—	1,516	1,427	1,375
Amortization of intangible assets	34	37	27	3	2	2	17	21	22
Provision for New York and other state settlements	153	—	—	27	—	—	—	—	—
Unusual credits — World Trade Center	—	—	(29)	—	—	—	—	—	—

Total expenses	5,109	4,745	4,085	1,142	1,075	924	2,896	2,687	2,646

Income before income tax	$629	$848	$805	$105	$110	$122	$254	$196	$155

Identifiable assets at December 31	$13,235	$13,174	$12,490	$333	$296	$313	$7,122	$6,598	$5,999

(1)
Excludes the elimination of intersegment revenues and expenses of $72 million for 2004 and $68 million for 2003.

(2)
Insurance underwriting general expenses include amortization of deferred acquisition costs of $437 million, $399 million and $306 million in 2004, 2003 and 2002, respectively.

        Corporate and Other segment revenue consists of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities. These assets may include non-income producing equities, valuation changes in limited partnership investments, and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other segment general expenses include administrative and certain information technology costs.

Selected information for Aon's Corporate and Other segment is as follows:

	Corporate and Other
(millions) Years ended December 31,	2004	2003	2002

Revenue	$109	$125	$(21)

General expenses	81	61	97
Interest expense	136	101	124
Unusual credits — World Trade Center	—	(14)	—

Total expenses	217	148	221

Loss before income tax	$(108)	$(23)	$(242)

Identifiable assets at December 31	$7,639	$6,959	$6,532

Selected information for Aon's investment income is as follows:

(millions) Years ended December 31,	2004	2003	2002

Risk and Insurance Brokerage Services (primarily short-term investments)	$83	$70	$108
Consulting (primarily short-term investments)	3	2	2
Insurance Underwriting, including deposit-type contracts (primarily fixed maturities)	129	115	162
Corporate and Other (primarily equity and other investments and limited partnerships)	109	125	(21)

Total investment income	$324	$312	$251

Quarterly Financial Data

(millions except common stock and per share data)	1Q	2Q	3Q	4Q(1)	2004

INCOME STATEMENT DATA
Brokerage commissions and fees	$1,791	$1,759	$1,657	$1,853	$7,060
Premiums and other	692	716	693	687	2,788
Investment income	81	69	52	122	324

Total revenue	$2,564	$2,544	$2,402	$2,662	$10,172

Income from continuing operations	$192	$180	$121	$84	$577
Discontinued operations	(22)	(7)	1	(3)	(31)

Net Income	$170	$173	$122	$81	$546

PER SHARE DATA
Diluted:
Income from continuing operations	$0.58	$0.54	$0.36	$0.25	$1.72
Discontinued operations	(0.07)	(0.02)	—	(0.01)	(0.09)

Net income	$0.51	$0.52	$0.36	$0.24	$1.63

Basic:
Income from continuing operations	$0.60	$0.56	$0.38	$0.26	$1.80
Discontinued operations	(0.07)	(0.02)	—	(0.01)	(0.10)

Net income	$0.53	$0.54	$0.38	$0.25	$1.70

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	14.77	14.94	15.38	16.11	16.11
Price range	29.10-23.47	29.04-25.15	29.40-24.46	29.05-18.17	29.40-18.17
Shares outstanding (in millions)	315.1	315.8	316.5	316.8	316.8
Average monthly trading volume (in millions)	18.6	21.9	17.0	46.0	25.9

(millions except common stock and per share data)	1Q	2Q	3Q	4Q	2003

INCOME STATEMENT DATA
Brokerage commissions and fees	$1,652	$1,687	$1,638	$1,820	$6,797
Premiums and other	632	635	673	669	2,609
Investment income	79	89	57	87	312

Total revenue	$2,363	$2,411	$2,368	$2,576	$9,718

Income from continuing operations	$161	$156	$143	$216	$676
Discontinued operations	(9)	(10)	(28)	(1)	(48)

Net Income	$152	$146	$115	$215	$628

PER SHARE DATA
Diluted:
Income from continuing operations	$0.49	$0.48	$0.43	$0.65	$2.04
Discontinued operations	(0.03)	(0.03)	(0.08)	—	(0.14)

Net income	$0.46	$0.45	$0.35	$0.65	$1.90

Basic:
Income from continuing operations	$0.51	$0.49	$0.45	$0.67	$2.12
Discontinued operations	(0.03)	(0.03)	(0.09)	—	(0.15)

Net income	$0.48	$0.46	$0.36	$0.67	$1.97

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	13.04	13.80	14.03	14.32	14.32
Price range	21.34-17.41	26.79-20.55	24.45-20.41	24.10-20.35	26.79-17.41
Shares outstanding (in millions)	312.2	312.8	313.6	314.0	314.0
Average monthly trading volume (in millions)	21.3	23.9	26.3	21.9	23.3

(1)
Includes $140 million after-tax charge for settlements with the New York Attorney General and other regulatory authorities and for costs and payments to settle the Daniel class action lawsuit.

SCHEDULE I

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF FINANCIAL POSITION

	As of December 31
(millions)	2004	2003
ASSETS
Investments in subsidiaries	$7,304	$7,019
Other investments	111	10
Notes receivable — subsidiaries	59	322
Cash and cash equivalents	248	128
Other assets	220	157

Total Assets	$7,942	$7,636

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated debt	$726	$726
Notes payable — subsidiaries	721	631
3.5% long-term debt securities	297	296
8.65% long-term debt securities	250	250
6.2% long-term debt securities	250	250
7.375% long-term debt securities	223	223
6.9% long-term debt securities	—	216
6.3% long-term debt securities	—	89
Accrued expenses and other liabilities	322	407

Total Liabilities	2,789	3,088

Redeemable Preferred Stock	50	50
STOCKHOLDERS' EQUITY
Common stock	339	336
Paid-in additional capital	2,386	2,283
Accumulated other comprehensive loss	(681)	(861)
Retained earnings	4,031	3,679
Less treasury stock at cost	(783)	(784)
Less deferred compensation	(189)	(155)

Total Stockholders' Equity	5,103	4,498

Total Liabilities and Stockholders' Equity	$7,942	$7,636

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
(millions)	2004	2003	2002
REVENUE
Dividends from subsidiaries	$320	$278	$288
Other investment income	20	18	68

Total Revenue	340	296	356

EXPENSES
Operating and administrative	1	3	14
Interest — subsidiaries.	19	71	81
Interest — other.	130	90	99

Total Expenses	150	164	194

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	190	132	162
Income tax benefit	52	58	50

	242	190	212
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	304	438	254

NET INCOME	$546	$628	$466

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(millions)	2004	2003	2002
Cash Flows From Operating Activities	$185	$220	$193
Cash Flows From Investing Activities:
Investments in subsidiaries	151	208	(17)
Other investments	(6)	32	—
Notes receivables from subsidiaries	306	(97)	(200)

Cash Provided (Used) by Investing Activities	451	143	(217)

Cash Flows From Financing Activities:
Treasury stock transactions — net	—	(6)	(10)
Issuance of common stock	23	—	607
Retirement of preferred stock — net	—	—	(87)
Repayment of short-term borrowings — net	—	—	(253)
Repayment of notes payable and long-term debt	(305)	(299)	(262)
Issuance of notes payable and long-term debt,	—	—	519
Notes payable to subsidiaries	(42)	130	(131)
Cash dividends to stockholders	(192)	(190)	(233)

Cash Provided (Used) by Financing Activities	(516)	(365)	150

Increase (Decrease) in Cash and Cash Equivalents	120	(2)	126
Cash and Cash Equivalents at Beginning of Year	128	130	4

Cash and Cash Equivalents at End of Year	$248	$128	$130

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

(3)
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

  A bank provides overdraft facilities for certain of Aon's foreign subsidiaries. Aon has guaranteed repayment of this facility in the unlikely event that the foreign subsidiaries are unable to repay. Aon has also issued guarantees and/or other letters of support for various bank lines, and various other credit facilities for certain of its foreign operations (including the Euro credit facility discussed in Note 7 to the consolidated financial statements). Aon's maximum potential liability with regard to these exposures was $344 million at December 31, 2004.

  Aon has a liability for its commitment to contribute $8 million to the Aon Memorial Fund to support the educational needs of the children of Aon employees who were victims of the September 11 attacks.

  Aon has guaranteed the obligations of one of its major Netherlands' subsidiaries through 2007. Management believes there is sufficient operating cash flow, liquidity and equity at this subsidiary to cover current obligations and future obligations as they come due.

  Aon has issued various other guarantees for miscellaneous purposes at its international subsidiaries for $7 million.

  Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

SCHEDULE II

Aon Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2004, 2003, and 2002

		Additions
Description	Balance at beginning of year	Charged to cost and expenses	Charged/ (credited) to other accounts (2)	Deductions (1)	Balance at end of year
	(millions)
Year ended December 31, 2004
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables)	$88	$29	$1	$(22)	$96
Allowance for doubtful accounts (deducted from premiums and other)	99	1	—	(6)	94
Year ended December 31, 2003
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables)	$79	$43	$9	$(43)	$88
Allowance for doubtful accounts (deducted from premiums and other)	98	2	—	(1)	99
Year ended December 31, 2002
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables)	$93	$23	$2	$(39)	$79
Allowance for doubtful accounts (deducted from premiums and other)	94	7	—	(3)	98

(1)
Amounts deemed to be uncollectible.

(2)
Amounts primarily represent reserves related to acquired or disposed businesses and foreign exchange.

SCHEDULE II.1

Aon Corporation and Subsidiaries
CONSOLIDATED SUMMARY OF INVESTMENTS—
OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2004

	Amortized Cost or Cost	Fair Value	Amount Shown in Statement of Financial Position
(millions)
Fixed maturities — available for sale:
U.S. government and agencies.	$408	$407	$407
States and political subdivisions.	66	67	67
Debt securities of foreign governments not classified as loans	1,683	1,691	1,691
Corporate securities	1,075	1,078	1,078
Public utilities	98	99	99
Mortgage-backed and asset-backed securities	140	140	140

Total fixed maturities	3,470	3,482	3,482

Equity securities — available for sale:
Common stocks:
Banks, trusts and insurance companies	3	4	4
Industrial, miscellaneous and all other.	35	35	35
Non-redeemable preferred stocks	1	1	1

Total equity securities	39	40	40

Policy loans	59		59
Other long-term investments (1)
Endurance warrants	—		80
PEPS I preferred stock	79		167
Other	177		177

Total other long-term investments	256		424

Total other investments	315		483

Short-term investments.	4,616		4,616

TOTAL INVESTMENTS	$8,440		$8,621

(1)
Cost for investments accounted for on the equity method represents original cost adjusted for equity method earnings and other-than-temporary impairment losses, if any.

SCHEDULE II.2

Aon Corporation and Subsidiaries
REINSURANCE

	Year Ended December 31, 2004
(millions)	Gross Amount	Ceded to other Companies	Assumed from other Companies	Net Amount	Percentage of amount assumed to net
Life insurance in force	$20,529	$15,873	$5,208	$9,864	53%

Premiums
Life Insurance	$219	$114	$45	$150	30%
A&H Insurance	1,873	376	154	1,651	9%
Specialty Property & Casualty, including Warranty	1,739	889	137	987	14%

Total premiums	$3,831	$1,379	$336	$2,788	12%

	Year Ended December 31, 2003
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$19,310	$17,861	$7,474	$8,923	84%

Premiums
Life Insurance	$219	$87	$26	$158	16%
A&H Insurance	1,754	394	162	1,522	11%
Specialty Property & Casualty, including Warranty	1,471	780	178	869	20%

Total premiums	$3,444	$1,261	$366	$2,549	14%

	Year Ended December 31, 2002
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$19,401	$20,803	$8,735	$7,333	119%

Premiums
Life Insurance	$257	$133	$48	$172	28%
A&H Insurance	1,574	377	259	1,456	18%
Specialty Property & Casualty, including Warranty	1,226	680	186	732	25%

Total premiums	$3,057	$1,190	$493	$2,360	21%

SCHEDULE II.3

Aon Corporation and Subsidiaries
SUPPLEMENTARY INSURANCE INFORMATION

(millions)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums and other policyholders' funds	Premium revenue	Net investment income (1)(2)	Commissions, fees and other (2)	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs (2)	Other operating expenses (2)	Premiums written (3)

Year ended December 31, 2004
Risk and insurance brokerage services	$—	$—	$—	$—	$83	$5,655	$—	$—	$5,109	$—
Consulting	—	—	—	—	3	1,244	—	—	1,142	—
Insurance underwriting	1,137	3,396	2,997	2,788	129	233	1,516	437	943	2,806
Corporate and other	—	—	—	—	109	—	—	—	217	—
Intersegment elimination	—	—	—	—	—	(72)	—	—	(72)	—

Total	$1,137	$3,396	$2,997	$2,788	$324	$7,060	$1,516	$437	$7,339	$2,806

Year ended December 31, 2003
Risk and insurance brokerage services	$—	$—	$—	$—	$70	$5,523	$—	$—	$4,745	$—
Consulting	—	—	—	—	2	1,183	—	—	1,075	—
Insurance underwriting	1,021	3,005	2,927	2,549	115	219	1,427	399	861	2,667
Corporate and other	—	—	—	—	125	—	—	—	148	—
Intersegment elimination	—	—	—	—	—	(68)	—	—	(68)	—

Total	$1,021	$3,005	$2,927	$2,549	$312	$6,857	$1,427	$399	$6,761	$2,667

Year ended December 31, 2002
Risk and insurance brokerage services	$—	$—	$—	$—	$108	$4,782	$—	$—	$4,085	$—
Consulting	—	—	—	—	2	1,044	—	—	924	—
Insurance underwriting	882	2,561	2,749	2,360	162	279	1,375	306	965	2,511
Corporate and other	—	—	—	—	(21)	—	—	—	221	—

Total	$882	$2,561	$2,749	$2,360	$251	$6,105	$1,375	$306	$6,195	$2,511

(1)
The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances. Results include income (loss) on disposals of investments and other-than-temporary impairments.

(2)
Certain prior years' amounts have been reclassified to conform to the 2004 presentation.

(3)
Net of reinsurance ceded.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not Applicable.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

        The Registrant has established disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to the officers who certify the Registrant's financial reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Registrant have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission rules and forms.

        There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

Internal Control Over Financial Reporting

        Information regarding the Registrant's Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Report and is incorporated by reference herein.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information relating to directors of the Registrant, including its audit committee and audit committee financial expert, is set forth under the heading "Election of Directors" in the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 20, 2005 (the "Proxy Statement"), and such information is incorporated herein by reference from the Proxy Statement. Information concerning the executive officers of the Registrant is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. Also incorporated herein by reference is the information under the heading "Board of Directors — Corporate Governance — Audit Committee Financial Expert," the information under the heading "Board of Directors — Committees and Meetings — Audit Committee" and the information under the heading "Board of Directors — Corporate Governance — Code of Ethics" in the Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that each of our directors and executive officers, and any other person who owns more than ten percent of Aon's common stock, file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Aon's common stock. Such directors, executive officers and stockholders are required by regulation to furnish us with copies of such reports. Based solely upon our review of these reports, as well as written representations to the effect that no such other reports were required to be filed, Aon believes that all such SEC filing requirements were met during 2004, except as follows: (i) Michael O'Halleran filed one late report on Form 4 relating to a transfer of shares of common stock in the Aon Savings Plan; and (ii) Richard Ravin filed two late reports on Form 4, one relating to a transfer of shares of common stock in the Aon Savings Plan, and one relating to a transfer to a fund tracked in shares of common stock in the deferred compensation plan.

Item 11.    Executive Compensation.

        Information relating to the Registrant's executive officer and director compensation is set forth under the headings "Compensation of the Board of Directors," "Executive Compensation," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Option Grants in 2004 Fiscal Year" and "Pension Plan Table" of the Proxy Statement, and all such information is incorporated herein by reference from the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of Outstanding options, warrants, and rights
					Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category
	(a)		(b)		(c)
Equity compensation plans approved by security holders	47,178,629	(1),(2)	$28.93	(3)	15,027,699	(4)
Equity compensation plans not approved by security holders (5)	1,752,897		$—	(6)	—	(7)
Total	48,931,526		$—	(6)	15,027,699

(1)
This amount includes the following:

  •
  34,188,241 shares that may be issued in connection with outstanding stock options;

  •
  8,784,405 shares that may be issued in connection with stock awards;

  •
  509,499 shares that may be issued in connection with directors' compensation;

  •
  1,622,038 shares that may be issued in connection with deferred stock awards;

  •
  40,124 shares that may be issued in connection with deferred stock options;

  •
  1,856,177 shares that may be issued to satisfy obligations under the Aon Deferred Compensation Plan; and

  •
  178,145 shares that may be issued in connection with the Aon Employee Stock Purchase Plan.

(2)
On November 1, 2002, the Aon Deferred Compensation Plan was amended to discontinue the distribution of shares with respect to deferrals after November 1, 2002 from the plan. As of December 31, 2004, based on a stock price of $23.86, the maximum number of shares that could be issued under the plan was 1,856,177.

(3)
Indicates weighted average exercise price of 34,188,241 outstanding options under the Aon Stock Incentive Plan.

(4)
The total number of shares of stock authorized for issuance in connection with awards under the Aon Stock Incentive Plan and any pre-existing plans is 18% of total outstanding common shares. As of December 31, 2004, 11,885,374 shares remained according to such calculation. Also includes 3,142,325 shares available for future issuance under the Aon Employee Stock Purchase Plan.

Below are the material features of our equity compensation plans that have not been approved by stockholders:

(5)
Aon UK Sharesave Scheme

The Aon UK Sharesave Scheme (the "UK Scheme") is available solely to employees in the United Kingdom. Under the UK Scheme, employees authorize Aon to deduct a specified amount from compensation each pay period for deposit into a savings account for a three-year term. If a participant's deductions continue through the last day of the term, the participant is credited with a tax-free cash bonus equal to 2.75 times the monthly payroll deduction. Participants may cease participation in the UK Scheme at any time. Participants are also granted options at the beginning of each savings period and may direct Aon to purchase or issue shares of Aon common stock at a price equal to 85% of the market value at the beginning of the period, utilizing the accumulated amounts in their account. Options may be exercised generally within six months after the last day of the term, or after death, injury, disability, redundancy or retirement. If a participant ceases to be employed by Aon for other reasons, or declines to purchase Aon common stock during any of the available purchase periods, the participant's right to purchase shares of Aon common stock or accumulate additional payroll deductions lapses. The UK Scheme was approved by the Board of Directors in 1999. No specific authorization of shares of Aon common stock for the UK Scheme has been made. As of December 31, 2004, the number of shares that could be issued under the plan was zero.

Aon Australia Share Plans

The Aon Australia Share Plans (the "Australia Plans") provide employees of Aon and participating subsidiaries employed in Australia who have at least 12 months of continuous service an opportunity to purchase Aon common stock at a 15% discount from the market price through payroll deductions. Under the Australia Plans, each year eligible employees choose whether they wish to participate in the Exempt Plan or the Deferred Plan. Under the Exempt Plan, participants contribute $850 per annum. Shares purchased under the Exempt Plan must be held for three years from the date of purchase. Under the Deferred Plan, participants contribute an elected amount between $2,000 per annum and the lesser of 25% of salary or $30,000 per annum. Shares purchased under the Deferred Plan must be held for twelve months from the date of purchase. Participant contributions under both the Exempt Plan and the Deferred Plan are deducted ratably over all pay periods in the year and stock purchases are made for employees' accounts monthly on or about the 19th of the month.

The Australia Plans commenced on June 1, 2002. No specific share authorization for the Australian Plans has been made. As of December 31, 2004, the number of shares that could be issued under the plan was zero.

Canada Share Save Plan

The Canada Share Save Plan ("CSSP") is one of the optional benefits under the Aon Flex program. Contributions to the CSSP are made through payroll deduction. The contributions are invested in Aon stock. As of December 31, 2004, the number of shares that could be issued under the plan was zero.

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

The Ireland Scheme was approved by the Board of Directors in 2000, but has not yet been implemented. No specific authorization of shares of Aon common stock for the Ireland Scheme has been made. As of December 31, 2004, the number of shares that could be issued under the plan was zero.

Employee Stock Purchase Plan (Netherlands)

The Netherlands Employee Stock Purchase Plan provides employees of Aon and participating subsidiaries in the Netherlands the opportunity to purchase Aon common stock at a 15% discount. Contributions to this plan are made through payroll deduction. The maximum amount is not more than 15% of gross annual income with a maximum of US $10,000. As of December 31, 2004, the number of shares that could be issued under the plan was 1,068.

Aon Supplemental Savings Plan

The Aon Supplemental Savings Plan (the "Supplemental Plan") was adopted by the Board of Directors (the "Board") in 1998. It is a nonqualified supplemental retirement plan that provides benefits to participants in the Aon Savings Plan whose employer matching contributions are limited because of IRS-imposed restrictions. Effective January 1, 2004, the Supplemental Plan provides additional matching benefits only to eligible employees in Aon Consulting's Human Resource Outsourcing Group ("HROG") and such benefits represent the matching contributions that the eligible employees would have received under the Aon Savings Plan — 100% of the first 1% to 3% of compensation (the First Tier Match) and 75% of the next 4% to 6% of compensation (the Second Tier Match) — had compensation up to $500,000 been considered. Participants may elect to have Tier I allocations credited to their accounts as if invested in a money market account or as if invested in Aon common stock. Tier II allocations are maintained in an Aon common stock account unless the participant is age 55 or more. If so, the participant may elect to direct his or her allocation to the money market account. Amounts maintained in the Aon common stock account may not be moved to the money market account, regardless of the participant's age. Before the beginning of each plan year, an election may be made by any participant to transfer some or all of a participant's money market account to the Aon common stock account. All amounts credited to the Aon common stock account are credited with dividends and other investment returns as under the Aon Savings Plan fund.

Effective January 1, 2004, no further matching contributions are available under this Supplemental Plan for non-HROG employees. Also effective January 1, 2004, the Supplemental Plan was amended to add a discretionary non-contributory company contribution for eligible employees hired on or after January 1, 2004 in connection with plan compensation above the IRS limits (and up to $500,000). The allocation of the company contribution and account balances will track the same investment options as selected by the participant under a similar feature of the Aon Savings Plan, including the Aon common stock option. However, like the investment option under the Aon Savings Plan, there are no transfer restrictions.

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

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item is included under the caption "Agenda Item No. 2 — Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1) and (2). The following documents have been included in Part II, Item 8.

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting
  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position—As of December 31, 2004 and 2003
  Consolidated Statements of Income—Years Ended December 31, 2004, 2003 and 2002
  Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002
  Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2004, 2003 and 2002
  Notes to Consolidated Financial Statements
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
4(c)*
Resolutions establishing the terms of the 6.90% Notes due 2004—incorporated by reference to Exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").
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
10(i) *#
Aon Corporation 1995 Senior Officer Incentive Compensation Plan—incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").
10(j) *#	Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan—incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(k) *#	1999 Aon Deferred Compensation Plan—incorporated by reference to Exhibit 10(1) to the 1999 Form 10-K.
10(l)#	Employment Agreement dated January 1, 2001, as amended September 29, 2004, between the Registrant and Michael D. O'Halleran.
10(m)*#	Aon Severance Plan—incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
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

10(q)*
Agreement and Plan of Merger dated as of December 11, 1996 among the Registrant, Subsidiary Corporation, Inc. ("Purchaser"), and Alexander & Alexander Services Inc. ("A&A")-incorporated by reference to Exhibit (c)(1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed on December 16, 1996 (the "Schedule 14D-1").
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
10(w)*#	Employment Agreement dated May 2, 2003 between the Registrant and D. Cameron Findlay—incorporated by reference to Exhibit 10(ab) to the Second Quarter 2003 Form 10-Q.
10(x)*
$600 million three-year Credit Agreement dated as of February 3, 2005 among the Registrant, Citibank, N.A., as Administrative Agent and the lenders listed therein—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on February 8, 2005 (the "February 8, 2005 Form 8-K").
10(y)*
€650 million Facility Agreement dated February 7, 2005 among the Registrant, Citibank International plc, as Agent and the lenders listed therein—incorporated by reference to Exhibit 10.2 to the February 8, 2005 Form 8-K.
10(z)#	Form of Severance Agreement.
10(aa)#	Aon Corporation Executive Special Severance Plan.

10(ab)*
Agreement between the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation, and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed March 7, 2005.
12(a)	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
12(b)	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99	Annual Report on Form 11-K for the Aon Savings Plan for the year ended December 31, 2004—to be filed by amendment as provided in Rule 15d-21(b).

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
Date: March 15, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK G. RYAN Patrick G. Ryan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	March 15, 2005
/s/ JAN KALFF Jan Kalff	Director	March 15, 2005
/s/ LESTER B. KNIGHT Lester B. Knight	Director	March 15, 2005
/s/ J. MICHAEL LOSH J. Michael Losh	Director	March 15, 2005
/s/ R. EDEN MARTIN R. Eden Martin	Director	March 15, 2005
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 15, 2005

/s/ ROBERT S. MORRISON Robert S. Morrison	Director	March 15, 2005
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	March 15, 2005
/s/ MICHAEL D. O'HALLERAN Michael D. O'Halleran	Director	March 15, 2005
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	March 15, 2005
/s/ GLORIA SANTONA Gloria Santona	Director	March 15, 2005
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	March 15, 2005
/s/ DAVID P. BOLGER David P. Bolger	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 15, 2005

QuickLinks

PART I
PART II
  Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income
Consolidated Statements of Financial Position
Consolidated Statements of Financial Position (Continued)
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders' Equity
  SCHEDULE I
  SCHEDULE I (Continued)
  SCHEDULE I (Continued)
  SCHEDULE II
  SCHEDULE II.1
Aon Corporation and Subsidiaries CONSOLIDATED SUMMARY OF INVESTMENTS— OTHER THAN INVESTMENTS IN RELATED PARTIES AS OF DECEMBER 31, 2004
  SCHEDULE II.2
Aon Corporation and Subsidiaries REINSURANCE
  SCHEDULE II.3
PART III
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES