Form 10-Q
period 2005-03-31
AON CORP
filed 2005-05-09
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).    YES  ☒   NO ☐

Number of shares of common stock outstanding:

Class	No. Outstanding as of 3-31-05
$1.00 par value Common	317,816,108

Part 1
Financial Information
Aon Corporation
Condensed Consolidated Statements of Financial Position

		As of
	(millions)	Mar. 31, 2005	Dec. 31, 2004
		(Unaudited)
	ASSETS
	Investments
	Fixed maturities at fair value	$3,783	$3,482
	Equity securities at fair value	38	40
	Short-term investments	4,798	4,448
	Other investments	507	483
	Total investments	9,126	8,453
	Cash	526	570
	Receivables
	Risk and insurance brokerage services and consulting	8,029	8,235
	Other receivables	1,601	1,645
	Total receivables	9,630	9,880
	Deferred Policy Acquisition Costs	1,135	1,137
	Goodwill	4,644	4,705
	Other Intangible Assets	134	133
	Property and Equipment, net	622	660
	Other Assets	2,748	2,791
	TOTAL ASSETS	$28,565	$28,329

	LIABILITIES AND STOCKHOLDERS’ EQUITY
	Insurance Premiums Payable	$10,209	$9,775
	Policy Liabilities
	Future policy benefits	1,528	1,542
	Policy and contract claims	1,892	1,854
	Unearned and advance premiums and contract fees	2,972	2,979
	Other policyholder funds	18	18
	Total Policy Liabilities	6,410	6,393
	General Liabilities
	General expenses	1,436	1,557
	Short-term borrowings	2	2
	Notes payable	2,085	2,115
	Pension, post-employment and post-retirement liabilities	1,560	1,528
	Other liabilities	1,669	1,806
	TOTAL LIABILITIES	23,371	23,176
	Commitments and Contingent Liabilities
	Redeemable Preferred Stock	50	50
	Stockholders’ Equity
	Common stock - $1 par value	340	339
	Paid-in additional capital	2,448	2,386
	Accumulated other comprehensive loss	(816)	(681)
	Retained earnings	4,182	4,031
Less -	Treasury stock at cost	(783)	(783)
	Deferred compensation	(227)	(189)
	TOTAL STOCKHOLDERS’ EQUITY	5,144	5,103
	TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,565	$28,329

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	First Quarter Ended
(millions except per share data)	March 31, 2005	March 31, 2004

Revenue
Brokerage commissions and fees	$1,720	$1,791
Premiums and other	698	692
Investment income	93	81
Total revenue	2,511	2,564

Expenses
General expenses	1,702	1,777
Benefits to policyholders	393	383
Depreciation and amortization	68	70
Interest expense	34	34
Provision for New York and other state settlements	1	—
Total expenses	2,198	2,264

Income from continuing operations before provision for income tax	313	300
Provision for income tax	113	108
Income from continuing operations	200	192

Discontinued operations
Loss from discontinued operations	—	(28)
Income tax benefit	—	(6)
Loss from discontinued operations, net of tax	—	(22)

Net income	$200	$170
Preferred stock dividends	(1)	(1)
Net income available for common stockholders	$199	$169

Basic net income per share
Income from continuing operations	$0.62	$0.60
Discontinued operations	—	(0.07)
Net income	$0.62	$0.53

Diluted net income per share
Income from continuing operations	$0.59	$0.58
Discontinued operations	—	(0.07)
Net income	$0.59	$0.51

Cash dividends per share paid on common stock	$0.15	$0.15

Diluted average common and common equivalent shares outstanding	337.1	335.3

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	First Quarter Ended
(millions)	March 31, 2005	March 31, 2004

Cash Flows from Operating Activities:
Net income	$200	$170
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss from disposal of operations	(4)	21
Insurance operating assets and liabilities, net of reinsurance	17	51
Amortization of intangible assets	13	14
Depreciation and amortization of property, equipment and software	55	57
Income taxes	(41)	39
Special and unusual charges and purchase accounting liabilities	(3)	(4)
Valuation changes on investments, income on disposals and impairments	(19)	(33)
Other receivables and liabilities - net	574	487
Cash Provided by Operating Activities	792	802

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	77	6
Calls and prepayments	39	14
Sales	441	108
Equity securities	1	1
Other investments	16	65
Purchase of investments
Fixed maturities	(900)	(207)
Equity securities	—	(1)
Other investments	(16)	(12)
Short-term investments - net	(369)	(624)
Acquisition of subsidiaries	(28)	(11)
Proceeds from sale of operations	9	12
Property and equipment and other - net	(27)	(23)
Cash Used by Investing Activities	(757)	(672)

Cash Flows from Financing Activities:
Issuance of common stock	5	5
Repayments of short-term borrowings - net	—	(47)
Issuance of long-term debt	302	3
Repayment of long-term debt	(329)	(92)
Cash dividends to stockholders	(48)	(48)
Cash Used in Financing Activities	(70)	(179)

Effect of Exchange Rate Changes on Cash	(9)	—
Decrease in Cash	(44)	(49)
Cash at Beginning of Period	570	540
Cash at End of Period	$526	$491

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                       Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which the Registrant (Aon) considers necessary for a fair presentation.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2004 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change.

Certain amounts in the 2004 condensed consolidated financial statements relating to assets held for sale and discontinued operations have been reclassified to conform to the 2005 presentation.

Stock-Based Compensation

Aon follows Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans.  Under APB No. 25, no compensation expense is recognized for stock options when the exercise price of the options equals the market price of the stock at the date of grant.  Compensation expense is recognized on a straight-lined basis for stock awards based on the vesting period and the market price at the date of the award.

The following table illustrates pro forma net income and pro forma earnings per share as if Aon had applied the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

		First quarter ended March 31,
(millions except per share data)		2005	2004

Net income, as reported		$200	$170
Add:	Stock-based compensation expense included in reported net income, net of tax	13	8
Deduct:	Stock-based compensation expense determined under fair value based method for all awards and options, net of tax	16	11
Pro forma net income		$197	$167

Net income per share:
Basic
As reported		$0.62	$0.53
Pro forma		$0.61	$0.52

Diluted
As reported		$0.59	$0.51
Pro forma		$0.58	$0.50

Endurance Warrants and Common Stock Investment

In December 2001, Aon invested $227 million in Endurance Specialty Holdings, Ltd. (Endurance), a Bermuda-based insurance and reinsurance company that provides additional underwriting capacity to commercial property and casualty insurance and reinsurance clients.  During 2004, Aon sold virtually all of its common stock investment in Endurance, including 1.4 million shares in first quarter 2004, which resulted in a pretax gain of approximately $11 million.

In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allow Aon to purchase additional Endurance common stock through December 2011.  These warrants meet the definition of a derivative, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.  With the assistance of an independent third party, Aon valued the warrants using the Black-Scholes pricing methodology and determined the warrants had a fair value of approximately $96 million, $80 million and $84 million as of March 31, 2005, December 31, 2004, and March 31, 2004, respectively.  The increase in the fair value of the warrants was $16 million and $4 million for the quarters ended March 31, 2005 and 2004, respectively.

The assumptions used to value the Endurance stock purchase warrants were as follows:

	March 31, 2005	December 31, 2004	March 31, 2004
• Maturity (in years)	6.71	6.96	7.71
• Spot Price	$32.29	$29.31	$30.88
• Risk Free Interest Rate	4.91%	4.40%	3.97%
• Dividend Yield	0.00%	0.00%	0.00%
• Volatility	14%	17%	22%
• Exercise Price	$12.12	$13.20	$14.10

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

The change in fair value during the period was recognized as investment income in the Corporate and Other segment.  The future value of the warrants may vary considerably from the value at March 31, 2005 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

2.                                       Accounting and Disclosure Changes

In October 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-8 The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.  Contingent convertible instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specific time period.  EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  EITF 04-8 was effective for reporting periods ending after December 15, 2004.  Prior period diluted earnings per share amounts presented for comparative purposes are required to be restated.

Aon’s 3.5% convertible debt securities, which were issued in November 2002 and are due November 2012, are contingently convertible.  To comply with the requirements of EITF 04-8, Aon has adjusted its first quarter 2004 diluted earnings per share, reducing the amount initially reported from $0.53 to $0.51.

In December 2004, the FASB issued Statement No. 123 (revised 2004) Share-Based Payment.  This Statement is a revision of FASB Statement No. 123, as amended, and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period).  Statement No. 123 (R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  Statement No. 123 (R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in APB No. 25.  Statement No. 123 (R) was to be effective as of the beginning of the first interim period that begins after June 15, 2005.  On April 14, 2005, the Securities and Exchange Commission amended the effective date to the beginning of the next fiscal year after June 15, 2005. As a result, Aon will now be required to adopt Statement No. 123 (R) in first quarter 2006.  Aon is currently evaluating the Statement’s transition methods and does not expect this Statement to have an effect materially different than the pro forma Statement No. 123 disclosures provided in Note 1.

In certain circumstances, our U.K. operations perform services, such as claims handling, subsequent to policy placement and recognition of associated revenue.  Based on recent interpretations of U.K. accounting guidance by one of our competitors, we are re-evaluating whether these services are provided as part of a contractual obligation.  We have not yet concluded this re-evaluation or determined if a provision is appropriate for U.K. or U.S. GAAP.  In the event a provision is required, the charge is an adjustment for accounting purposes only, with no change in the pattern of cash expenditures.

3.                                       Income Per Share

Income per share is calculated as follows:

	First quarter ended March 31,
(millions except per share data)	2005	2004
Basic net income:
Income from continuing operations	$200	$192
Loss from discontinued operations, net of tax	—	(22)
Net income	200	170
Preferred stock dividends	(1)	(1)
Net income for basic per share calculation	$199	$169

Diluted net income:
Income from continuing operations	$200	$192
Loss from discontinued operations, net of tax	—	(22)
Net income	200	170
Interest expense on convertible debt securities, net of tax	1	1
Preferred stock dividends	(1)	(1)
Net income for diluted per share calculation	$200	$170

Basic shares outstanding	321	318
Effect of convertible debt securities	14	14
Common stock equivalents	2	3
Diluted potential common shares	337	335
Basic net income per share:
Income from continuing operations	$0.62	$0.60
Discontinued operations	—	(0.07)
Net income	$0.62	$0.53
Diluted net income per share:
Income from continuing operations	$0.59	$0.58
Discontinued operations	—	(0.07)
Net income	$0.59	$0.51

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 25 million and 18 million at March 31, 2005 and 2004, respectively.

As a result of the ratification of EITF No. 04-8, Aon is required to include in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met.  Aon’s 3.5% convertible debt securities, issued in November 2002, may be converted into a maximum of 14 million shares of Aon common stock, and these shares have been included in the computation of diluted net income per share.  Prior periods diluted net income per share computations have been adjusted for the effects of EITF No. 04-8 (see Note 2, Accounting and Disclosure Changes, for further information).

4.                                       Comprehensive Income

The components of comprehensive income, net of tax, for the first quarter ended March 31, 2005 and 2004 are as follows:

	First quarter ended March 31,
(millions)	2005	2004
Net income	$200	$170
Net derivative gains (losses)	(13)	2
Net unrealized investment gains (losses)	(20)	40
Net foreign exchange losses	(102)	(30)
Comprehensive income	$65	$182

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	March 31, 2005	December 31, 2004

Net derivative gains	$27	$40
Net unrealized investment gains	42	62
Net foreign exchange translation	19	121
Net additional minimum pension liability	(904)	(904)
Accumulated other comprehensive loss	$(816)	$(681)

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

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, claims services, and premium financing. During 2004, Aon sold essentially all of its claims services businesses.  The Consulting segment provides a full range of human capital management services delivered predominantly to corporate clientele utilizing six major practices: employee benefits, human resource outsourcing, compensation, management consulting, communications and strategic human resource consulting.  The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty, credit and select property and casualty insurance products.  Corporate and Other segment revenue consists primarily of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities, and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments.  Corporate and Other segment general expenses include administrative and certain information technology costs.

The accounting policies of the operating segments are the same as those described in Aon’s Annual Report on Form 10-K for the year ended December 31, 2004, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purpose of making internal operating decisions.  Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were to third parties, that is, at what management believes are current market prices.

Revenues are attributed to geographic areas based on the location of the resources producing the revenues.  Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax.

Revenue from continuing operations for Aon’s segments is as follows:

	First quarter ended March 31,
(millions)	2005	2004
Risk and Insurance Brokerage Services	$1,399	$1,464
Consulting	309	301
Insurance Underwriting	789	781
Corporate and Other	29	36
Intersegment revenues	(15)	(18)
Total revenue	$2,511	$2,564

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

First quarter ended March 31:	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
(millions)	2005	2004	2005	2004	2005	2004
Revenue
United States	$474	$577	$174	$174	$534	$512
United Kingdom	231	234	49	52	94	132
Continent of Europe	458	426	56	47	81	63
Rest of World	236	227	30	28	80	74
Total revenue	$1,399	$1,464	$309	$301	$789	$781

Income before income tax	$243	$243	$26	$26	$68	$53

Selected information for Aon’s Corporate and Other segment follows:

	First quarter ended March 31,
(millions)	2005	2004
Revenue:
Income from marketable equity securities and other investments:
Income from change in fair value of Endurance warrants	$16	$4
Equity earnings – Endurance	—	16
Other	8	2
	24	22
Limited partnership investments	1	4
Net gain on disposals and related expenses:
Gain on sale of Endurance stock	—	11
Impairment write-downs	(2)	(1)
Other	6	—
	4	10
Total revenue	29	36
Expenses:
General expenses	19	24
Interest expense	34	34
Total expenses	53	58
Loss before income tax	$(24)	$(22)

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

In March 2005, the Company re-evaluated the results of its annual impairment review due to the subsequent developments on the matters described in Note 13 and concluded that its initial conclusions remain appropriate and that no impairment loss is required.

When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the net carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2004	$4,085	$375	$245	$4,705
Goodwill acquired	29	—	—	29
Foreign currency revaluation	(90)	1	(1)	(90)
Balance as of March 31, 2005	$4,024	$376	$244	$4,644

Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” intangible assets include client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” intangible assets represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” intangible assets are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of March 31, 2005
Gross carrying amount	$211	$87	$169	$467
Accumulated amortization	172	70	91	333
Net carrying amount	$39	$17	$78	$134

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of December 31, 2004
Gross carrying amount	$210	$87	$158	$455
Accumulated amortization	168	67	87	322
Net carrying amount	$42	$20	$71	$133

Amortization expense for intangible assets for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $48 million, $38 million, $19 million, $14 million and $13 million, respectively.

7.                                       Restructuring Charges

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (A&A) and Bain Hogg.  The remaining liability of $31 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2003	$40
Cash payments in 2004	(9)
Cash payments in 2005	(1)
Foreign currency revaluation	1
Balance at March 31, 2005	$31

Beginning in 2000, Aon restructured its brokerage operations and recorded expenses of $294 million over the three years ended December 31, 2002.  For first quarter 2005, Aon made $1 million in payments related to the business transformation plan.  Aon has remaining liabilities of $5 million for termination benefits, of which $2 million is expected to be paid both during the remainder of 2005 and in 2006, respectively, with the remainder payable thereafter.  Aon’s unpaid liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

8.                                       Capital Stock

During the first three months of 2005, Aon issued 805,000 shares of common stock for employee benefit plans and 180,000 shares in connection with the employee stock purchase plan.  There were 22.4 million shares of common stock held in treasury at March 31, 2005, all of which are restricted as to their reissuance.

9.                                       Redeemable Preferred Stock

At March 31, 2005, one million shares of redeemable preferred stock were outstanding.  These shares are redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share beginning one year after the death of both of the original owners, which occurred in September 2004.  Aon has not received a notice of intent to redeem these shares, nor does Aon currently intend to redeem these shares.

10.                                 Disposal of Operations

In first quarter 2005, Aon announced its intention to divest Swett & Crawford, its U.S. wholesale insurance brokerage unit, which is included in the Risk and Insurance Brokerage Services segment.  The potential divestiture of Swett & Crawford qualifies as “Held for Sale.”  The assets and liabilities of this operation have been reclassified to other assets and other liabilities, respectively, on the March 31, 2005 and December 31, 2004 condensed consolidated statements of financial position.  Assets and liabilities reclassified were $337 million and $313 million, respectively, at March 31, 2005 and $417 million and $406 million, respectively, at December 31, 2004.  Operating results for the quarters ended March 31, 2005 and 2004 remain in continuing operations.  No loss is expected from the sale.

In fourth quarter 2004, Aon sold Cambridge Integrated Services Group (“Cambridge”), its U.S. claims services business, which was included in the Risk and Insurance Brokerage Services segment, to Scandent Holdings Mauritius Limited (“SHM”), for $90 million in cash plus convertible preferred stock in SHM valued at $15 million.

Because of Aon’s convertible preferred stock holding and other factors, Cambridge’s results prior to the sale date and the pretax gain on the sale of this business remain in income from continuing operations.

Discontinued Operations

In first quarter 2004, Aon committed to sell certain of its U.K. claims services businesses which were included in the Risk and Insurance Brokerage Services segment.  The sale of these businesses was completed in early second quarter 2004, and resulted in a pretax loss of $24 million.  Also during first quarter 2004, Aon sold a non-core Consulting subsidiary for a pretax gain of $4 million.

In second quarter 2004, Aon committed to sell its U.K. reinsurance brokerage runoff unit which was included in the Risk and Insurance Brokerage Services segment.  This operation was sold in early third quarter 2004.

In third quarter 2004, Aon committed to sell a small non-core U.S. brokerage unit which was included in the Risk and Insurance Brokerage Services segment.  This operation was sold in fourth quarter 2004.

The operating results of all these businesses were classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

(millions)	First quarter ended March 31, 2004

Revenues:
U.K. businesses	$20
Brokerage unit	1
$21

Pretax loss:
Operations:
U.K. businesses	$(7)
Brokerage unit	(1)
(8)

Revaluation:
U.K. businesses	(24)
Consulting business	4
(20)
Total pretax loss	$(28)

After-tax loss:
Operations	$(5)
Revaluation	(17)
Total	$(22)

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

As of March 31, 2005, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $14 million, net of reinsurance recoverables and other assets of $92 million.

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

11.                                 Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) First quarter ended March 31:	2005	2004	2005	2004
Service cost	$16	$15	$1	$1
Interest cost	23	21	1	1
Expected return on plan assets	(23)	(23)	—	—
Amortization of net loss	8	5	—	—
Net periodic benefit cost	$24	$18	$2	$2

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located in the U.K. and The Netherlands:

	Pension Benefits
(millions) First quarter ended March 31,	2005	2004
Service cost	$16	$16
Interest cost	51	46
Expected return on plan assets	(48)	(41)
Amortization of net loss	18	18
Net periodic benefit cost	$37	$39

Employer Contribution

Aon previously disclosed in its 2004 financial statements that it expected to contribute $47 million in 2005 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $7 million to fund other postretirement benefit plans.  As of March 31, 2005, contributions of $1 million have been made to the U.S. pension plans and $2 million to other postretirement benefit plans.  Aon currently expects to contribute a minimum of $47 million in 2005 to its U.S. pension plans.

Aon previously disclosed in its 2004 financial statements that it expected to contribute $155 million in 2005 to its major international defined benefit pension plans.  Based on current rules and assumptions, Aon now plans to contribute $156 million to its major international defined pension plans during 2005.  As of March 31, 2005, $39 million has been contributed.

12.                                 Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $1 million) as of March 31, 2005.

	Investment Grade
($ in millions)	0-6 Months	6 -12 Months	> 12 Months	Total
FIXED MATURITIES
U.S. Government & Agencies
# of positions	37	13	—	50
Fair Value	$311	$90	$—	$401
Amortized Cost	317	93	—	410
Unrealized Loss	(6)	(3)	—	(9)
States & Political Subdivisions
# of positions	15	2	1	18
Fair Value	$44	$4	$1	$49
Amortized Cost	45	4	1	50
Unrealized Loss	(1)	—	—	(1)
Foreign Government
# of positions	113	13	10	136
Fair Value	$754	$118	$231	$1,103
Amortized Cost	764	122	236	1,122
Unrealized Loss	(10)	(4)	(5)	(19)
Corporate
# of positions	327	23	42	392
Fair Value	$719	$42	$136	$897
Amortized Cost	731	44	140	915
Unrealized Loss	(12)	(2)	(4)	(18)
Mortgage & Asset Backed
# of positions	163	9	5	177
Fair Value	$149	$11	$9	$169
Amortized Cost	151	11	10	172
Unrealized Loss	(2)	—	(1)	(3)

TOTAL FIXED MATURITIES
# of positions	655	60	58	773
Fair Value	$1,977	$265	$377	$2,619
Amortized Cost	2,008	274	387	2,669
Unrealized Loss	(31)	(9)	(10)	(50)

% of Total Unrealized Loss	61%	18%	19%	98%

	Not Rated
	0-6 Months	6 -12 Months	> 12 Months	Total
EQUITIES
# of positions	1	1	—	2
Fair Value	$27	$2	$—	$29
Amortized Cost	27	3	—	30
Unrealized Loss	—	(1)	—	(1)

% of Total Unrealized Loss	0%	2%	0%	2%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade.  Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $50 million gross unrealized loss at March 31, 2005, excluding $1 million related to deferred amortizable derivative losses, and is subject to interest rate, market, and credit risks.

No single position had an unrealized loss greater than $2 million. With a carrying value of approximately $3.8 billion at March 31, 2005, our total fixed-maturity portfolio is approximately 97% investment grade based on market value.  Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non- publicly-traded fixed maturity portfolio had a carrying value of $333 million, including $59 million remaining in notes received from Private Equity Partnership Structures I, LLC, (“PEPS I”) on December 31, 2001 related to the securitization of limited partnerships and $96 million in notes issued by PEPS I to Aon since December 2001.  Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded.  This portfolio had $1 million of unrealized loss at March 31, 2005, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

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

Aon reviews invested assets with material unrealized losses each quarter.  Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Aon’s 2004 Annual Report on Form 10-K for further information.

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

On April 21, 2004, Aon received a subpoena from the Office of the Attorney General of the State of New York calling for the production of documents relating to Placement Service Agreements, Market Service Agreements and similar agreements under which insurance carriers pay compensation to Aon beyond standard commissions.  The office subsequently issued several other requests for information to Aon as part of its inquiry into alleged practices in the insurance industry, including bid-rigging, fictitious quotes, “tying,” and “steering” of business.  The departments of insurance or attorneys general of approximately 25 other states have also issued subpoenas or requested information regarding these and other issues.  Aon is fully cooperating with all of these investigations.

On March 4, 2005, Aon Corporation (“Aon”) and its subsidiaries and affiliates (collectively, the “Company”) entered into an agreement (the “Settlement Agreement”) with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the “State Agencies”) to resolve all the issues related to investigations conducted by the State Agencies.

The material terms of the Settlement Agreement are as follows:

The Company will pay $190 million into a fund (the “Fund”) to be distributed to certain eligible policyholder clients.  These payments are in full satisfaction of the Company’s obligations under the Settlement Agreement and the State Agencies have agreed not to impose any other financial obligation or liability on the Company related to the lawsuits.  No portion of the payments by the Company is considered a fine or penalty.  The Company will make payments into the Fund as follows:

•                  On or before September 1, 2005, the Company shall pay $76 million into the Fund.

•                  On or before September 1, 2006, the Company shall pay $76 million into the Fund.

•                  On or before September 1, 2007, the Company shall pay $38 million into the Fund.

The Fund, plus interest, will be used to compensate the Company’s eligible policyholder clients according to procedures set out in the Settlement Agreement.  No amount paid to the Fund will be returned to Aon under any circumstances.

On or before June 30, 2005, the Company will calculate, in accordance with a formula approved by the State Agencies, the amount that each policyholder client is eligible to receive from the Fund.  Clients eligible to participate in the Fund are those U.S. clients that engaged the Company to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2001 through December 31, 2004 (the “Relevant Period”) where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Aon during the Relevant Period (the “Eligible Policyholders”).

On or before June 30, 2005, the Company must send a notice to each Eligible Policyholder setting forth, among other things, the amount it will be paid from the Fund if it elects to participate (a “Participating Policyholder”).  Participating Policyholders must tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

On November 30, 2005, September 30, 2006 and September 30, 2007, each Participating Policyholder shall receive from the Fund as much of that Participating Policyholder’s aggregate share of the Fund as possible with the monies then available in the Fund.

In the event that an Eligible Policyholder elects not to participate or otherwise does not respond by October 30, 2005 (a “Non-Participating Policyholder”), that client’s allocated share may be used by the Company to satisfy any pending or other claims asserted by clients relating to issues in the Settlement Agreement.  In no event shall a distribution be made from the Fund to any other client until all Participating Policyholders have been paid, nor shall total payments to any Non-Participating Policyholder exceed 80% of that policyholder’s original allocated share.  If any funds remain in the Fund as of October 1, 2007, such funds shall be distributed pro rata to the Participating Policyholders by November 1, 2007.  In no event shall any of the amounts paid into the Fund be used to pay attorneys’ fees.

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

In accordance with APB Opinion No. 21, Interest on Receivables and Payables, the Company has discounted the payment stream associated with the settlement and recorded the present value of the liability and corresponding expense of $180 million in the financial statements as of December 31, 2004.  The discount was determined using Aon’s incremental borrowing rate.  The Company has not discounted the payment due on September 1, 2005.  The settlement was considered fully tax deductible and is not treated as a permanent difference in the Company’s tax calculation.

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

Beginning in June 2004, a number of other putative class actions have been filed against Aon and other companies by purported clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories, and federal antitrust and Racketeer Influenced and Corrupt Organizations Act theories.  These actions are currently pending at early stages in state court in California and Illinois and in federal court in Florida, South Carolina and New Jersey.  Aon believes it has meritorious defenses in all of these cases, and intends to vigorously defend itself against these claims.  The outcomes of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

In early February 2005, the Company received a subpoena from the U.S. Department of Labor regarding compensation arrangements in connection with clients’ employee benefit plans.  The Company is cooperating with the investigation.

In July 2004, several subsidiaries of Aon were joined as defendants in an action in a U.K. court between British Petroleum (“BP”) and underwriters who subscribed to policies of insurance covering various offshore energy projects on which BP and its co-venturers have incurred losses of approximately $120 million.  In the event BP does not recover from its underwriters, BP might seek to hold Aon liable for all or part of this amount.  BP has also asserted a claim against Aon for additional losses of approximately $88 million on the same projects for which there is a lack of cover as a result of an earlier settlement between BP and other underwriters who subscribed to the same policies of insurance.  The proceedings are at an early stage.  Aon intends to vigorously defend itself against these claims.  The outcomes of these actions, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into five sections.  First, key recent events are described that have or will affect our financial results during 2005.  We then review our consolidated results and segments with comparisons from first quarter 2005 to first quarter 2004.  Next, we cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements.  The final section addresses the factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS
Investigation by the New York Attorney General and Other Regulatory Authorities
Sale of Non-Core Business
New Chief Executive Officer

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

In April 2004, the New York Attorney General began investigating various insurance industry practices, including placement service agreements, market service agreements, and similar agreements under which insurance carriers pay compensation to insurance brokers, including Aon, beyond standard commissions.  The New York AG issued subpoenas to various companies in the insurance industry, including Aon, related to these agreements and various other practices, including alleged tying of reinsurance, bid rigging, and soliciting fictitious quotes.  Other state attorneys general and state departments of insurance have also issued subpoenas to Aon or begun investigations into contingent commissions and other business practices of brokers, agents and insurers, and some state regulators have announced that they intend to enact new regulations or policies to govern these practices.  Contingent commissions generally are non-service-specific, volume- or profit-based compensation arrangements between insurers and brokers.  Similarly, regulatory authorities in other countries are either considering or have already begun similar inquiries.  Aon is fully cooperating with all the investigations, and has retained outside counsel to conduct its own internal review of its compensation and other practices.

In October 2004, the New York AG filed a complaint against Marsh & McLennan Company, Inc., and its subsidiary, Marsh Inc., alleging that Marsh committed fraud and violated New York State antitrust and securities’ laws.  On October 15, 2004, Marsh announced that it was suspending the use of contingent commission agreements.

On October 22, 2004, we announced that we were terminating contingent commission arrangements with underwriters.  We have nearly completed this process and are working with clients, insurance carriers, regulators, and others to establish a new business model that ensures that our compensation is transparent, easy to understand, and accepted by clients.  Other insurance brokers and carriers have also announced that they will terminate contingent commission arrangements.

We earned $13 million of contingent commissions in first quarter 2005 compared to $39 million in first quarter 2004.  The $13 million of contingent commissions reflected recognition of certain amounts related to arrangements terminated as of October 1, 2004.

On March 4, 2005, Aon Corporation (“Aon”) and its subsidiaries and affiliates (collectively, the “Company”) entered into an agreement (the “Settlement Agreement”) with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the “State Agencies”) to resolve all the issues related to investigations conducted by the State Agencies.

The material terms of the Settlement Agreement are as follows:

The Company will pay $190 million into a fund (the “Fund”) to be distributed to certain eligible policyholder clients.  These payments are in full satisfaction of the Company’s obligations under the Settlement Agreement and the State Agencies have agreed not to impose any other financial obligation or liability on the Company related to the lawsuits.  No portion of the payments by the Company is considered a fine or penalty.  The Company will make payments into the Fund as follows:

•                  On or before September 1, 2005, the Company shall pay $76 million into the Fund.

•                  On or before September 1, 2006, the Company shall pay $76 million into the Fund.

•                  On or before September 1, 2007, the Company shall pay $38 million into the Fund.

The Fund, plus interest, will be used to compensate the Company’s eligible policyholder clients according to procedures set out in the Settlement Agreement.  No amount paid to the Fund will be returned to Aon under any circumstances.

On or before June 30, 2005, the Company will calculate, in accordance with a formula approved by the State Agencies, the amount that each policyholder client is eligible to receive from the Fund.  Clients eligible to participate in the Fund are those U.S. clients that engaged the Company to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2001 through December 31, 2004 (the “Relevant Period”) where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Aon during the Relevant Period (the “Eligible Policyholders”).

On or before June 30, 2005, the Company must send a notice to each Eligible Policyholder setting forth, among other things, the amount it will be paid from the Fund if it elects to participate (a “Participating Policyholder”).  Participating Policyholders must tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

On November 30, 2005, September 30, 2006 and September 30, 2007, each Participating Policyholder shall receive from the Fund as much of that Participating Policyholder’s aggregate share of the Fund as possible with the monies then available in the Fund.

In the event that an Eligible Policyholder elects not to participate or otherwise does not respond by October 1, 2005 (a “Non-Participating Policyholder”), that client’s allocated share may be used by the Company to satisfy any pending or other claims asserted by clients relating to the issues in the Settlement Agreement.  In no event shall a distribution be made from the Fund to any other client until all Participating Policyholders have been paid, nor shall total payments to any Non-Participating Policyholder exceed 80% of that policyholder’s original allocated share.  If any funds remain in the Fund as of October 1, 2007, such funds shall be distributed pro rata to the Participating Policyholders by November 1, 2007.  In no event shall any of the amounts paid into the Fund be used to pay attorneys’ fees.

Within 60 days of the date of the Settlement Agreement, applicable business units of the Company shall commence the implementation of certain business reforms, including the following:

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

•                  Not to request or accept from any insurer any false, fictitious or inflated quote, or quote that does not represent the insurer’s best evaluation at the time of the minimum premium the insurer would require to bind the insurance coverage sought by the client.

•                  Not to request or accept from any insurer any promise or commitment for the use of our services, including reinsurance brokerage, conditioned upon any arrangement to provide preferential treatment for any insurer.

•                  Not to place, renew or service a client’s business through a wholesale broker unless agreed to by the client after full disclosure of all the compensation to be received, any interest we may have in the wholesale broker, and any alternative to using the wholesaler broker.

•                  To fully disclose to each client all quotes received in connection with coverage of the client’s risk with all terms and all commissions to be received for each quote, and to provide disclosure of and obtain clients’ written consent to all compensation arrangements.

•                  To disclose to each client at the end of each year all compensation received during the preceding year from any insurer or third party in connection with the client’s policy.

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

In accordance with APB Opinion No. 21, Interest on Receivables and Payables, we have discounted the payment stream associated with the settlement and recorded the present value of the liability and corresponding expense of $180 million in our financial statements as of December 31, 2004.  The discount was determined using our incremental borrowing rate.  We have not discounted the payment due on September 1, 2005.  In first quarter 2005, we recognized $1 million of this discount in our condensed consolidated statement of income.

Sale of Non-Core Businesses

We continue to pursue opportunities to sell non-core businesses.  We are actively marketing our Swett & Crawford wholesale insurance business, which is included in our Risk and Insurance Brokerage Services segment.  In first quarter 2005, Swett & Crawford met the criteria set forth in FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets that require us to reclassify the assets and liabilities of this business to “Held for Sale,” and accordingly we have done so.  Operating results of this unit remain in our income from continuing operations.  We expect to receive an amount in excess of our net book value, therefore there are no indications of impairment.

New Chief Executive Officer

On April 4, 2005, we announced the hiring of Gregory C. Case as president and chief executive officer, effective immediately.  Mr. Case was also elected to our Board of Directors.  Mr. Case succeeds Patrick G. Ryan, who has served as Aon’s CEO since 1982.  Mr. Ryan continues to serve as executive chairman of the Aon Board of Directors.

REVIEW OF CONSOLIDATED RESULTS

General

In the discussion of operating results, we sometimes refer to supplemental information extracted from consolidated financial information which is not required to be presented in the financial statements by U.S. generally accepted accounting principles (“GAAP”).

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

The following table and commentary provide selected consolidated financial information.

	First quarter ended
(millions)	March 31, 2005	March 31, 2004	Percent Change
Revenue:
Brokerage commissions and fees	$1,720	$1,791	(4)%
Premiums and other	698	692	1
Investment income	93	81	15
Total revenue	2,511	2,564	(2)

Expenses:
General expenses	1,702	1,777	(4)
Benefits to policyholders	393	383	3
Depreciation and amortization	68	70	(3)
Interest expense	34	34	—
Provision for New York and other states settlements	1	—	N/A
Total expenses	2,198	2,264	(3)
Income from continuing operations before provision for income tax	$313	$300	4%
Pretax margin-continuing operations	12.5%	11.7%

Consolidated Results

Revenue

Total revenue in the quarter declined 2% to $2.5 billion.  Excluding the impact of favorable foreign exchange rates, revenue declined 4%.  Brokerage commissions and fees were down 4% driven by the sale of our U.S. claims service business in fourth quarter 2004, a 9% decline in Brokerage-Americas organic revenue caused by the elimination of contingent commissions and the impact of declining property and casualty pricing, and lower reinsurance organic revenue, principally driven by consolidation among certain property and casualty insurance companies.

Contingent commission revenue was $13 million in the first quarter of 2005, reflecting recognition of certain amounts related to arrangements terminated as of October 1, 2004.   Contingent commission revenue was $39 million in the first quarter of 2004.

Premiums and other was marginally higher compared to the prior year first quarter.  The increase was driven by reinsurance program changes for a specialty accident and health line, strong growth in the sales of a supplemental health product, and a positive foreign exchange impact.  These improvements were partially offset by planned reductions in certain programs and the loss of an account within our European credit line of business.

Investment income includes related investment expenses and income or loss on disposals and impairments.  Investment income increased $12 million from first quarter 2004.  The increase is attributable to a $12 million year over year gain related to the quarterly revaluation of our Endurance warrants, higher average interest rates on funds held by our operating segments, and favorable foreign exchange rates.  These factors more than offset the impact of equity earnings from our investment in Endurance common stock in 2004, along with an $11 million pretax gain on the sale of approximately 1.4 million shares of Endurance stock last year.  After the sale of virtually all our common stock investment in Endurance in December 2004, we no longer account for our remaining investment (approximately 110,000 shares) using the equity method.

Expenses

For first quarter 2005, total expenses decreased 3% over the same period last year to $2.2 billion.  On a comparable currency basis, expenses decreased 5%.  General expenses decreased $75 million or 4%.  Our Cambridge claims services business, which we sold in fourth quarter 2004, impacted 2004’s general expenses by $59 million.  In addition, expense management helped mitigate the impact of weak revenues.  Benefits to policyholders increased $10 million or 3% to $393 million, a change consistent with increases in revenue.  Interest expense was even with first quarter 2004.

Income from Continuing Operations Before Provision for Income Tax

Income from continuing operations before provision for income tax increased $13 million to $313 million in first quarter 2005 as compared to $300 million for first quarter 2004.  Increased investment income, lower general expenses, the impact of favorable foreign currency, and the divestiture of lower margin businesses in 2004 accounted for the improvement.

Income Taxes

The effective tax rate for continuing operations was 36% for first quarter 2005 and 2004.  Differences between the overall effective tax rate and the U.S. federal statutory rate are due to U.S. state income tax provisions and differentials between U.S. and international tax rates.

Income from Continuing Operations

Income from continuing operations for first quarter 2005 increased to $200 million ($0.62 and $0.59 per basic and diluted share, respectively) from $192 million ($0.60 and $0.58 per basic and diluted share, respectively) in 2004.  First quarter 2005 earnings per share was positively impacted by $0.02 related to translation gains.  In addition, first quarter 2005 and 2004 earnings per share included $0.02 and $0.03, respectively, related to currency hedging gains.

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

The following table and commentary provide selected financial information on the operating segments.

	First quarter ended
(millions)	March 31, 2005	March 31, 2004
Revenue:(1)
Risk and Insurance Brokerage Services	$1,399	$1,464
Consulting	309	301
Insurance Underwriting	789	781
Income before income tax:
Risk and Insurance Brokerage Services	$243	$243
Consulting	26	26
Insurance Underwriting	68	53
Pretax Margins:
Risk and Insurance Brokerage Services	17.4%	16.6%
Consulting	8.4%	8.6%
Insurance Underwriting	8.6%	6.8%

(1)  Intersegment revenues of $15 million and $18 million were included in first quarter 2005 and 2004, respectively.

The following table reflects investment income earned by the operating segments, which is included in the foregoing results.

	First quarter ended
(millions)	March 31, 2005	March 31, 2004
Risk and Insurance Brokerage Services	$27	$14
Consulting	1	—
Insurance Underwriting	36	31

The $13 million increase in the Risk and Insurance Brokerage Services segment was driven primarily by an increase in average short-term interest rates.

The increase in the Insurance Underwriting segment is driven by a change in our investment management strategy to move to longer-term, higher-yield investments.

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

Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.  More specifically, lower premium rates, or a “soft market” generally result in lower commission revenues.  Over the last year, rates in the property and casualty marketplace have declined.  The downward rate trend varies by line of business, area of the world, and when each line of business began its downward trend.  This trend may inhibit brokers’ ability to grow revenues.

Risk and Insurance Brokerage Services generated approximately 56% of Aon’s total operating segment revenues for first quarter 2005.  Revenues are generated primarily through:

•                  commissions and fees paid by insurance and reinsurance companies,

•                  fees paid by clients,

•                  other carrier compensation, and

•                  interest income on funds held on behalf of clients.

As noted earlier, we announced on October 22, 2004, that we were terminating arrangements under which we accept contingent commissions from underwriters.  We expect modest amounts of revenue to be recorded from pre-October 1, 2004 agreements during the first half of 2005.  However, other compensation for services to underwriters would continue to be received where permitted by applicable law.

Our revenues vary from quarter to quarter throughout the year as a result of:

•                  how our clients’ policy renewals are timed,

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

•                  provides actuarial, loss prevention and administrative services to businesses and consumers; and

•                  offers claims management and loss cost management services to insurance companies and firms with self-insurance programs.  During 2004, we exited most of these activities by completing the sale of our U.K. claims operations in second quarter 2004 and our U.S. third party claims administration business in fourth quarter 2004.

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

•                  Risk Management and Insurance Brokerage – International (Brokerage – International) offers similar products and services to the rest of the world not included in Brokerage – Americas.

•                  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization and evaluate and mitigate catastrophic loss exposures worldwide.

•                  Claim Services (Claims) offered claims administration and loss cost management services.  We exited these activities in 2004 by selling our U.S. and U.K. claims administration businesses.

Revenue

First quarter 2005 Risk and Insurance Brokerage Services revenue declined 4% to $1.4 billion from $1.5 billion earned in first quarter 2004.  Excluding the effect of foreign exchange rates, revenue declined 6% from last year.  The drop in Risk and Insurance Brokerage Services revenue was primarily caused by the sale of our Cambridge claims services business in November 2004.  Divestitures (net of acquisitions) accounted for a $29 million decline in revenue.

Revenue on an organic basis declined 5% in first quarter, influenced by softening premium rates and lower new business production. Contingent commission revenue was $12 million in the first quarter of 2005, reflecting recognition of certain amounts related to arrangements terminated as of October 1, 2004.   Contingent commission revenue was $35 million in the first quarter of 2004.  Excluding the loss of contingent commissions, organic revenue in the current quarter declined 3%.

First quarter investment income was $27 million for this segment, an increase of $13 million over first quarter 2004.  This improvement was driven primarily by an increase in average short-term interest rates.

This table details Risk and Insurance Brokerage Services revenue by product sub-segment.

(millions) First quarter ended March 31,	2005	2004	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Brokerage – Americas	$499	$531	(6)%	1%	1%	1%	(9)%
Brokerage – International	660	633	4	4	2	(1)	(1)
Reinsurance	240	239	—	2	—	2	(4)
Claims	—	61	(100)	—	(100)	—	—
Total revenue	$1,399	$1,464	(4)%	2%	(3)%	2%	(5)%

•                  The 9% decline in Brokerage – Americas organic revenue was primarily driven by the termination of contingent commission arrangements and the impact of declining property and casualty pricing.  Excluding the impact of the loss of contingent commissions, Brokerage-Americas organic revenue declined 5%.

•                  Brokerage-International reported a 1% decline in organic revenue, due principally to a difficult pricing environment.

•                  Reinsurance organic revenue declined 4%, principally driven by consolidation among certain property and casualty insurance companies.

•                  We sold our domestic and U.K. Claims services business during 2004.

This table details Risk and Insurance Brokerage Services revenue by geographic area.

	First quarter ended
(millions)	March 31, 2005	March 31, 2004	Percent Change

United States	$474	$577	(18)%
United Kingdom	231	234	(1)
Continent of Europe	458	426	8
Rest of World	236	227	4
Total revenue	$1,399	$1,464	(4)%

For the U.S., the change in first quarter 2005 from first quarter 2004 includes the impact of:

•                  the fourth quarter 2004 sale of our claims services business ($57 million);

•                  a decline in contingent commissions ($23 million);

•                  negative pricing and timing of renewals in our U.S. retail brokerage; and

•                  lower pricing and lost business in our reinsurance business due to consolidation among certain property and casualty companies.

Other factors included in the change between first quarter 2005 and 2004 include:

•                  U.K. revenues decreased 1% despite favorable foreign exchange rates due in part to a difficult pricing environment;

•                  Continent of Europe revenue increased 8% due to positive impacts of currency exchange rates and organic revenue growth reflective of new business; and

•                  Rest of World revenue increased due to the positive impact of currency exchange rates.

Income Before Income Tax

Pretax income was $243 million in first quarter 2005 and 2004.  Pretax margins in this segment were 17.4% and 16.6% for first quarter 2005 and 2004, respectively.  The consistent pretax income was largely due to changes to incentive compensation programs and the favorable impact of foreign exchange rates, which offset lower revenue.  Additionally, margin improvement was aided by the 2004 sale of our low margin claims services business and higher investment income, which more than offset the impact of lower contingent commissions.  Expense controls have been effective in mitigating the impact of weak revenue on our pretax income.

U.K. Potential Contractual Obligation

In certain circumstances, our U.K. operations perform services, such as claims handling, subsequent to policy placement and recognition of associated revenue.  Based on recent interpretations of U.K. accounting guidance by one of our competitors, we are re-evaluating whether these services are provided as part of a contractual obligation.  We have not yet concluded this re-evaluation or determined if a provision is appropriate for U.K. or U.S. GAAP.  In the event a provision is required, the charge is an adjustment for accounting purposes only, with no change in the pattern of cash expenditures.

Consulting Business

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  This segment:

•                  provides a full range of human capital management services, from employee benefits to compensation consulting, and

•                  generated 12% of Aon’s total operating segment revenue in first quarter 2005.

We review our revenue results using the following sub-segments:

•                  Consulting services, which provide human capital consulting services in five major practice areas:

1.               Employee Benefits advise clients about the structure, funding and administration of employee benefit programs which attract, retain and motivate employees.  Benefits consulting includes health and welfare, retirement, executive benefits, absence management, compliance, employer commitment, investment advisory and elective benefit services.

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

Revenue

First quarter 2005 revenue increased 3% from last year to $309 million.  Excluding foreign currency exchange rate translation, the growth rate was 1%.  Revenue on an organic basis declined 1%.  Excluding the $4 million loss of contingent commission revenue, organic revenue was unchanged.

This table details Consulting revenue by product sub-segment.

(millions) First quarter ended March 31,	2005	2004	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Consulting services	$240	$225	7%	2%	2%	1%	2%
Outsourcing	69	76	(9)	1	—	1	(11)
Total revenue	$309	$301	3%	2%	2%	—%	(1)%

First quarter 2005 revenue compared to first quarter 2004, was impacted by:

•                  an increase in consulting services revenue, driven by the positive impact of foreign currency exchange rates and growth in certain sectors of the business, partially offset by the loss of contingent commission revenue, and

•                  outsourcing revenue, which declined 11% on an organic basis, reflecting the loss of a large client.

This table details Consulting revenue by geographic area.

	First quarter ended
(millions)	March 31, 2005	March 31, 2004	Percent Change

United States	$174	$174	—%
United Kingdom	49	52	(6)
Continent of Europe	56	47	19
Rest of World	30	28	7
Total revenue	$309	$301	3%

Quarter to quarter changes include the impact of:

•                  Growth in certain sectors of the U.S. business was offset by the loss of contingent commission revenue,

•                  $3 million in lower U.K. revenues due to declines in organic revenue, and

•                  $11 million increase in Continent of Europe and Rest of World revenues as a result of favorable currency exchange impacts and organic revenue growth in Europe.

Income Before Income Tax

Pretax income was $26 million, unchanged from last year.  In first quarter 2005, pretax margins in this segment were 8.4%, down from 8.6% in 2004.  The small decrease in pretax margins is attributable to lower margins in our outsourcing business.

Insurance Underwriting

The Insurance Underwriting segment:

•                  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily through approximately 7,000 career insurance agents working for our subsidiaries.  Our revenues are affected by our success in attracting and retaining these career agents;

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

•                  generated 32% of Aon’s total operating segment revenue for first quarter 2005.

We review our revenue results using the following sub-segments:

•                  Accident & Health and Life (AH&L), through which we provide an array of accident, sickness, short-term disability and other supplemental insurance products.  Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation;

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

Revenue in first quarter 2005 was $789 million, an increase of 1% over the same period in 2004.  Excluding the effect of foreign exchange rate translation, revenues declined 1% compared to first quarter 2004.

This table details Insurance Underwriting revenue by product sub-segment:

(millions) First quarter ended March 31,	2005	2004	Percent Change	Less: Currency Impact	Less: All Other (1)	Organic Revenue Growth

Accident & health and life	$440	$425	4%	2%	—%	2%
Warranty, credit and property & casualty	349	356	(2)	1	4	(7)
Total revenue	$789	$781	1%	2%	2%	(3)%

(1)  The difference between written and earned premium and fees, as a percentage change, was (3)% for accident & health and life, 3% for warranty, credit and property & casualty, and 0% for total revenue.

•                  AH&L revenue increased $15 million primarily due to reinsurance program changes for a specialty AH&L line, as well as sales of a supplemental health product that more than offset planned reductions in certain programs and the run-off of non-core businesses.

•                  The decline in warranty, credit and property & casualty revenue principally reflected the loss of an account within the European credit line of business that had minimal impact on pretax income.

This table details Insurance Underwriting revenue by geographic area.

	First quarter ended
(millions)	March 31, 2005	March 31, 2004	Percent Change

United States	$534	$512	4%
United Kingdom	94	132	(29)
Continent of Europe	81	63	29
Rest of World	80	74	8
Total revenue	$789	$781	1%

•                  The increase in U.S. revenue is a result of changes in a reinsurance program and growth in revenue from a supplemental health product, along with growth in construction group and warranty programs, which more than offset lower results in discontinued programs.

•                  The U.K.’s quarterly comparison was negatively impacted by the inclusion in 2004 of three months of revenue from a book of specialty AH&L business, and the loss of an account in the credit line of business.

•                  Continent of Europe revenue increased $18 million or 29% due to improved organic growth and the favorable impact of foreign currency exchange.

•                  Rest of World showed significant improvement as compared to the prior year primarily as the result of positive foreign exchange gains and new credit and warranty programs.

Income Before Income Tax

For first quarter 2005, pretax income increased $15 million from the prior year to $68 million.  Pretax margins for this segment rose to 8.6% from 6.8%.

Reasons for the improvement in pretax income include:

•                  higher investment income due to changes in the investment portfolio resulting in longer duration and higher returns,

•                  solid results in core AH&L businesses,

•                  lower policy acquisition costs, reflecting an increase in fronting programs in our warranty business and a change in amortization of the business mix in AH&L, and

•                  favorable foreign exchange rates.

The improvement was partially offset by deterioration of our Euro credit results due to the loss of an account, and losses in our European warranty business.

Corporate and Other

Corporate and Other segment revenue consists primarily of investment income (including income or loss on investment disposals and other-than-temporary impairment losses), which is not otherwise reflected in the operating segments.  This segment includes:

•                  invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses, and

•                  the assets in excess of net policyholder liabilities of the insurance underwriting subsidiaries and related income.

Corporate and Other segment revenue includes changes in the valuation of Endurance warrants.  Aon carries its investment in Endurance warrants at fair value and records changes in the fair value through the Corporate and Other segment.

In 2004, revenue also included income from Endurance common stock, which was accounted for under the equity method before the sale of virtually all of our holdings in December 2004.

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

We:

•                  periodically review securities with material unrealized losses and evaluate them for other-than-temporary impairments,

•                  analyze various risk factors and identify any specific asset impairments.  If we determine there is specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value, and

•                  review invested assets with material unrealized losses each quarter (see Note 12 for additional information regarding other-than-temporary impairments).

This table shows the components of Corporate and Other revenue and expenses:

	First quarter ended
(millions)	March 31, 2005	March 31, 2004	Percent Change
Revenue:
Income from marketable equity securities and other investments:
Income from change in fair value of Endurance warrants	$16	$4	300%
Equity earnings – Endurance	—	16	(100)
Other	8	2	300
	24	22	9
Limited partnership investments	1	4	(75)
Net gain on disposals and related expenses:
Gain on sale of Endurance stock	—	11	(100)
Impairment write-downs	(2)	(1)	N/A
Other	6	—	N/A
	4	10	(60)
Total revenue	29	36	(19)
Expenses:
General expenses	19	24	(21)
Interest expense	34	34	—
Total expenses	53	58	(9)
Loss before income tax	$(24)	$(22)	N/A %

Revenue

Corporate and Other revenue was $29 million in first quarter 2005, compared to revenue of $36 million last year.  First quarter 2004 included the sale of approximately 1.4 million shares of Endurance stock, which generated an $11 million pretax gain.  In addition, last year we recognized $16 million of equity earnings from our investment in Endurance common stock.  As noted earlier, we sold virtually all our common stock investment in Endurance in December 2004.  Partially offsetting these items was the mark-to-market of our Endurance warrants, which increased our revenue by $16 million this year versus $4 million in 2004.

Loss Before Income Tax

Corporate and Other expenses were $53 million for first quarter 2005, a decrease of $5 million from the comparable period in 2004.  General expenses were $19 million in first quarter 2005 versus $24 million last year reflecting, in part, lower incentive and occupancy costs.

These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $24 million in first quarter 2005 versus a loss of $22 million in the same period last year.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for three months 2005 and 2004 are as follows:

(millions) As of March 31,	2005	2004
Insurance Underwriting operating cash flows	$(3)	$118
Change in funds held on behalf of brokerage and consulting clients	550	400
All other operating cash flows	245	284
Cash provided by operating activities	$792	$802

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident & health and life, warranty, credit, and property & casualty businesses. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $(3) million for first quarter 2005, down $121 million compared to 2004. In first quarter 2005, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $804 million compared to $801 million in first quarter 2004.  Investment and other miscellaneous income received was $46 million and $38 million for first quarter 2005 and 2004, respectively.  Investment income improved in 2005 due to favorable interest rates and an increase in invested assets.  In addition, we had a bearish outlook in 2004 on interest rates and began to redeploy short-term securities into longer duration assets in first quarter 2005.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions and general expenses and taxes.  Claims and other cash benefits paid were $352 million in 2005 verses $318 million in first quarter 2004.  Prior year’s written premiums, changes to certain reinsurance contracts and the timing of claim payments primarily influenced the $34 million increase.  Commissions and general expenses paid were $422 million in first quarter 2005, compared to $386 million in the previous year’s first quarter.  Tax payments for first quarter 2005 were $79 million compared to $17 million in 2004.  Tax payments rose in first quarter 2005 primarily due to the timing of payments related to the sale of our Endurance common stock holdings, which occurred late in 2004.

We will invest and use operating cash flows to satisfy future benefits to policyholders, and when appropriate, make them available to pay dividends to the Aon parent company (Aon Parent). For first quarter 2005, Combined Insurance Company of America (CICA), one of our major insurance underwriting subsidiaries, declared and paid a cash dividend of $95 million to Aon Parent.

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

Our insurance subsidiaries’ policy liabilities are segmented among multiple accident and health and property casualty portfolios. Those portfolios have widely varying estimated durations and interest rate characteristics. Generally, policy liabilities are not subject to interest rate volatility risk. Therefore, in many of the portfolios, asset and policy liability duration are not closely matched. Interest rate sensitive policy liabilities are generally supported by floating rate assets.

Funds held on behalf of clients

In our Risk and Insurance Brokerage Services and Consulting segments, we typically hold funds on behalf of clients as a result of:

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

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $245 million in first quarter 2005 compared to $284 million for the comparable quarter in 2004.  These amounts exclude the change in funds held on behalf of clients for the quarter of approximately $550 million in 2005 and $400 million in 2004, as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses, and income taxes. Comparing first quarter 2005 to 2004, the net decrease in cash from our Risk and Insurance Brokerage Services and Consulting segments and related corporate items of $39 million was primarily affected by the timing of income tax payments and revenue declines.

Aon Parent uses the excess cash generated by our brokerage and consulting businesses to meet its liquidity needs, which consist primarily of servicing its debt and for paying dividends to its stockholders.

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) of $792 million for:

•                  investing activities of $757 million. The cash flows used by investing activities included purchases of investments, net of sales, of $711 million and acquisitions, principally made by our international brokerage operations, of $28 million. Additionally, our investing activities included capital expenditures, net of disposals, of $27 million, and proceeds from the sale of operations of $9 million.

•                  financing needs of $70 million. Financing uses primarily included cash dividends paid to shareholders of $48 million and long-term debt repayments, net of issuances, of $27 million.

Financial Condition

Since year-end 2004, total assets increased $236 million to $28.6 billion.

Total investments at March 31, 2005 were $9.1 billion, an increase of $673 million from December 31, 2004.   The increase is due in part to an increase in short-term investments of $350 million.  In addition, fixed maturities increased $301 million to $3.8 billion during the first three months.  Approximately 94% of Aon’s investment portfolio at quarter end was in short-term and fixed maturities, with 97% of our fixed income securities rated investment grade.

The following table details our investments by type at March 31, 2005:

(millions)	Amount Shown in Statement of Financial Position	Percentage of Total Investments

Fixed maturities - available for sale:
US government and agencies	$459	5%
States and political subdivisions	66	1
Debt securities of foreign governments not classified as loans	1,723	19
Corporate securities	1,220	13
Public utilities	111	1
Mortgage-backed and asset-backed securities	204	2
Total Fixed Maturities	3,783	41

Equity securities - available for sale:
Common stocks:
Banks, trusts and insurance companies	4	—
Industrial, miscellaneous and all other	33	—
Non-redeemable preferred stocks	1	—
Total Equity Securities	38	—
Policy loans	59	1
Other long-term investments:
Endurance Warrants	96	1
PEPS I Preferred Stock	176	2
Other	176	2
Total Other Long Term Investments	448	5
Total Other Investments	507	6

Short-term investments	4,798	53
TOTAL INVESTMENTS	$9,126	100%

Risk and Insurance Brokerage Services and Consulting receivables decreased $206 million in the first three months of 2005, primarily as the result of the timing of cash receipts.  Insurance premiums payable increased $434 million over the same period reflecting the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

Other assets decreased $43 million from December 31, 2004.  Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes and assets held for sale.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at March 31, 2005 was $2.1 billion, a decrease of $30 million from December 31, 2004.  Notes payable decreased by $30 million due to reduced borrowings on the Euro facility.

In February 2005, we replaced our credit facility with a three-year, $600 million facility to support commercial paper and other short-term borrowings.  This facility allows us to issue up to $150 million in letters of credit.  At March 31, 2005, we had $580 million available to us under this facility, as we have a $20 million letter of credit outstanding.

We also have several foreign credit facilities available.  At March 31, 2005, we had available to us:

•                  €420 million under a new €650 million multi-currency facility effective in February 2005, which includes a €325 million three-year and €325 million five-year facility.  See Note 7 to the consolidated financial statements in our 2004 Form 10-K for further discussion on both the U.S. and Euro facilities;

•                  a 364-day £45 million facility and a 10 million Canadian dollar facility, both of which expire in September 2005; and

•                  a €20 million open-ended facility.

In May 2005, $250 million of our debt becomes due.  We anticipate that we will repay this debt with available cash.

The major rating agencies’ ratings of our debt at May 1, 2005 appear in the table below.

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor’s	BBB+	Negative	A-2	Negative
Moody’s Investor Services	Baa2	Stable	P-2	Stable
Fitch, Inc.	BBB+	Negative	F-2	Negative

In March 2005:

•                  Fitch, Inc. lowered its ratings on our senior debt from “A-” to “BBB+” and affirmed our commercial paper rating of “F2.”  Their rating outlook continues to be negative;

•                  S&P affirmed its ratings for Aon and removed us from credit watch; and

•                  Moody’s affirmed its ratings for Aon and changed their outlook from negative to stable.

A further downgrade in the credit ratings of our senior debt and commercial paper will:

•                  increase the company’s borrowing costs and reduce its financial flexibility.  The Company’s 6.20% notes due 2007 ($250 million of which are outstanding) expressly provide for interest rate increases in the case of certain ratings downgrades.  Because of the recent downgrade, the interest rate on these notes increased 25 basis points in January 2005 to 6.95%; and

•                  increase Aon’s commercial paper interest rates or may restrict our access to the commercial paper market altogether.  Although we have committed backup lines in excess of our current outstanding commercial paper borrowings, we cannot assure that the company’s financial position will not be hurt if we can no longer access the commercial paper market.

Stockholders’ Equity

Stockholders’ equity increased $41 million during the first three months of 2005 to $5.1 billion, mainly reflecting net income before preferred dividends of $200 million, which was partially offset by dividends paid to stockholders of $48 million, and an increase in foreign exchange losses of $102 million.

Accumulated other comprehensive loss increased $135 million since December 31, 2004.  Net unrealized investment gains decreased $20 million during the first three months of 2005.  Net derivative gains declined $13 million over year-end 2004.  Net foreign exchange translation gains decreased by $102 million due to the slight strengthening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.

Our total debt and preferred securities as a percentage of total capital was 29% at March 31, 2005 compared to 30% at year-end 2004.

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

Premium Financing

Some of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions.  Subject to certain limitations, agreements allow us to sell to these conduit vehicles through December 2005.  As of March 31, 2005, the maximum commitment contained in these agreements was $2.0 billion.

Under the agreements, the receivables are sold to the conduits.  Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries which we guarantee. Under the guarantee provisions, our maximum cash requirement was approximately $57 million at March 31, 2005.  In January 2005, we eliminated the percentage guarantee for the European facility, replacing it with other collateral enhancements.  In April 2005, we did the same for the U.S. facility.  In January 2005, the Canadian facility was amended, reducing the ratings trigger and adding the financial covenants from the credit facility.  We intend to renew these conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our condensed consolidated financial statements.

PEPS I

On December 31, 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE.  The common stock interest in PEPS I is held by a limited liability company, owned by one of our subsidiaries (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).

PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties.  It then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.  The $171 million of securities have been either redeemed or funds are held in escrow for redemption.

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade.  As part of this transaction, the insurance companies had been required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated less than investment grade.  Beginning in July 2004, Aon Parent assumed this responsibility.  Aon Parent funded $6 million of commitments in first quarter 2005.  As of March 31, 2005, the unfunded commitments amounted to $54 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

The assets, liabilities and operations of PEPS I are not included in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment writedowns of $59 million, equal to the original cost of one tranche.  The preferred stock interest represents a beneficial interest in securitized limited partnership investments.  The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I.  These preferred stock interests have an unrealized investment gain as of March 31, 2005.  Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers the:

•                  value of the underlying limited partnership investments of PEPS I and

•                  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of regulatory investigations brought by state attorneys general and state insurance regulators related to our compensation arrangements with underwriters and related issues, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions, and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, and  the difference in ultimate paid claims in our underwriting companies from actuarial estimates.

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

We are subject to foreign exchange rate risk associated with translating financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the British pound, the Euro, the Canadian dollar, and the Australian dollar.  We use over-the-counter (OTC) options and forward contracts to reduce the affect of foreign currency fluctuations on the translation of the financial statements of our foreign operations.

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling a sufficient amount of U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a substantial amount of its revenue in U.S. dollars (approximately 30% in 2004), but the majority of its expenses are incurred in pounds sterling.  Our policy is to convert sufficient amounts of U.S. dollar revenue into pounds sterling to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At March 31, 2005, we have hedged 87% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months.  We do not generally hedge exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates.  First quarter 2005 earnings per share were positively impacted by $0.02 related to translation gains and $0.02 related to currency hedging gains.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on Aon management’s evaluation (with the participation of the chief executive officer and chief financial officer), as of the end of the period covered by this report, Aon’s chief executive officer and chief financial officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) –15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Aon in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in internal control over financial reporting.  There was no change in Aon’s internal control over financial reporting during first quarter 2005 that has materially affected, or is reasonably likely to materially affect, Aon’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

The condensed consolidated financial statements at March 31, 2005, and for the three months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon’s independent registered public accounting firm, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aon Corporation

We have reviewed the consolidated statement of financial position of Aon Corporation (the Company) as of March 31, 2005, and the related consolidated statements of income and cash flows for the three-month period ended March 31, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Aon Corporation as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 9, 2005 we expressed an unqualified opinion on those consolidated financial statements that included an explanatory paragraph regarding the Company’s changes in its method of calculating earnings per share in 2004 and its accounting for its involvement with certain variable interest entities in 2003. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP

Chicago, Illinois

May 3, 2005

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

Aon Corporation
(Registrant)

May 9, 2005	/s/ David P. Bolger
DAVID P. BOLGER
EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER, AND
CHIEF ADMINISTRATIVE OFFICER
(Principal Financial and Accounting Officer)

Aon CORPORATION

Exhibit Number

In Regulation S-K

Item 601 Exhibit Table

10.1	Employment Agreement dated April 4, 2005 between the Registrant and Gregory C. Case.

10.2	Employment Agreement dated May 2, 2005 between the Registrant and Ted T. Devine.

10.3	Employment Agreement dated November 30, 1998 between Aon Group, Inc., Aon Group Limited and Dennis L. Mahoney.

10.4	Employment Agreement dated October 31, 1988 between Aon Holdings b.v. and Dirk P.M. Verbeek.

12 Statements regarding Computation of Ratios

(a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.
(b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15 Letter re: Unaudited Interim Financial Information

31.1 Certification of CEO

31.2 Certification of CFO

32.1 Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2 Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code