Form 10-Q
period 2005-06-30
AON CORP
filed 2005-08-05
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act).  YES  ☒  NO  ☐

Number of shares of common stock outstanding:

Class	No. Outstanding as of 6-30-05

$1.00 par value Common	318,521,576

Part 1

Financial Information

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	June 30, 2005	Dec. 31, 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$3,890	$3,482
Equity securities at fair value	35	40
Short-term investments	4,161	4,448
Other investments	509	483
Total investments	8,595	8,453
Cash	419	570
Receivables
Risk and insurance brokerage services and consulting	7,902	8,235
Other receivables	1,668	1,645
Total receivables	9,570	9,880
Deferred Policy Acquisition Costs	1,127	1,137
Goodwill	4,444	4,611
Other Intangible Assets	128	133
Property and Equipment, net	585	660
Other Assets	3,022	2,885
TOTAL ASSETS	$27,890	$28,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Premiums Payable	$9,705	$9,775
Policy Liabilities
Future policy benefits	1,597	1,542
Policy and contract claims	1,878	1,854
Unearned and advance premiums and contract fees	2,963	2,979
Other policyholder funds	19	18
Total Policy Liabilities	6,457	6,393
General Liabilities
General expenses	1,224	1,557
Short-term borrowings	22	2
Notes payable	1,830	2,115
Pension, post-employment and post-retirement liabilities	1,582	1,528
Other liabilities	1,769	1,806
TOTAL LIABILITIES	22,589	23,176
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	50
Stockholders’ Equity
Common stock - $1 par value	341	339
Paid-in additional capital	2,467	2,386
Accumulated other comprehensive loss	(877)	(681)
Retained earnings	4,325	4,031
Less - Treasury stock at cost	(783)	(783)
Deferred compensation	(222)	(189)
TOTAL STOCKHOLDERS’ EQUITY	5,251	5,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,890	$28,329

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Second Quarter Ended		Six Months Ended
(millions except per share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenue
Brokerage commissions and fees	$1,724	$1,759	$3,444	$3,550
Premiums and other	718	716	1,416	1,408
Investment income	76	69	169	150
Total revenue	2,518	2,544	5,029	5,108

Expenses
General expenses	1,750	1,752	3,452	3,529
Benefits to policyholders	381	392	774	775
Depreciation and amortization	62	83	130	153
Interest expense	31	35	65	69
Provision for New York and other state settlements	2	—	3	—
Total expenses	2,226	2,262	4,424	4,526

Income from continuing operations before income tax	292	282	605	582
Provision for income tax	99	102	212	210
Income from continuing operations	193	180	393	372

Discontinued operations
Loss from discontinued operations	(3)	(10)	(3)	(38)
Income tax benefit	(1)	(3)	(1)	(9)
Loss from discontinued operations, net of tax	(2)	(7)	(2)	(29)

Net income	$191	$173	$391	$343
Preferred stock dividends	—	—	(1)	(1)
Net income available for common stockholders	$191	$173	$390	$342

Basic net income per share
Income from continuing operations	$0.60	$0.56	$1.22	$1.16
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.09)
Net income	$0.59	$0.54	$1.21	$1.07

Diluted net income per share
Income from continuing operations	$0.58	$0.54	$1.17	$1.12
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.09)
Net income	$0.57	$0.52	$1.16	$1.03

Cash dividends per share paid on common stock	$0.15	$0.15	$0.15	$0.15

Diluted average common and common equivalent shares outstanding	338.5	337.1	337.8	336.2

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(millions)	June 30, 2005	June 30, 2004

Cash Flows from Operating Activities:
Net income	$391	$343
Adjustments to reconcile net income to cash provided by operating activities
(Gain) loss on sale of discontinued operations	(1)	20
Insurance operating assets and liabilities, net of reinsurance	90	148
Amortization of intangible assets	25	29
Depreciation and amortization of property, equipment and software	105	126
Income taxes	(51)	34
Special and unusual charges and purchase accounting liabilities	(5)	(7)
Valuation changes on investments, income on disposals and impairments	(16)	(48)
Other receivables and liabilities - net	12	41
Cash Provided by Operating Activities	550	686

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	119	74
Calls and prepayments	104	43
Sales	887	407
Equity securities	5	3
Other investments	9	47
Purchase of investments
Fixed maturities	(1,544)	(777)
Equity securities	—	(7)
Other investments	(13)	—
Short-term investments - net	185	(255)
Acquisition of subsidiaries	(52)	(53)
Proceeds from sale of operations	9	12
Property and equipment and other - net	(51)	(41)
Cash Used by Investing Activities	(342)	(547)

Cash Flows from Financing Activities:
Issuance of common stock	12	14
Issuance of short-term borrowings - net	20	4
Issuance of long-term debt	304	3
Repayment of long-term debt	(580)	(96)
Cash dividends to stockholders	(97)	(96)
Cash Used in Financing Activities	(341)	(171)

Effect of Exchange Rate Changes on Cash	(18)	2
Decrease in Cash	(151)	(30)
Cash at Beginning of Period	570	540
Cash at End of Period	$419	$510

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which the Registrant (Aon) considers necessary for a fair presentation.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2004 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except that deferred taxes will no longer be provided on the cumulative foreign currency translation adjustment of foreign subsidiaries to the extent the earnings of those subsidiaries are deemed to be permanently reinvested. See Note 13.

Certain amounts in the 2004 condensed consolidated financial statements relating to assets held for sale have been reclassified to conform to the 2005 presentation.

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

		Second quarter ended June 30,		Six months ended June 30,
(millions except per share data)		2005	2004	2005	2004

Net income, as reported		$191	$173	$391	$343
Add:	Stock-based compensation expense included in reported net income, net of tax	10	6	23	14

Deduct:	Stock-based compensation expense determined under fair value based method for all awards and options, net of tax	13	10	29	21
Pro forma net income		$188	$169	$385	$336

Net income per share:
Basic
As reported		$0.59	$0.54	$1.21	$1.07
Pro forma		$0.58	$0.53	$1.19	$1.05

Diluted
As reported		$0.57	$0.52	$1.16	$1.03
Pro forma		$0.56	$0.51	$1.14	$1.01

Endurance Warrants and Common Stock Investment

In December 2001, Aon invested $227 million in Endurance Specialty Holdings, Ltd. (Endurance), a Bermuda-based insurance and reinsurance company that provides underwriting capacity to commercial property and casualty insurance and reinsurance clients.  During 2004, Aon sold virtually all of its common stock investment in Endurance, including 1.4 million shares in first quarter 2004, which resulted in a pretax gain of approximately $11 million.  In second quarter 2005, Aon sold its remaining common stock investment, 110,000 shares, resulting in pretax gain of approximately $1 million.

In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allow Aon to purchase additional Endurance common stock through December 2011.  These warrants meet the definition of a derivative, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.  With the assistance of an independent third party, Aon valued the warrants using the Black-Scholes pricing methodology and determined the warrants had a fair value of approximately $95 million, $80 million and $84 million as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively.  The change in the fair value of the warrants was a decrease of $1 million and $0 million for the quarters ended June 30, 2005 and 2004, respectively, and an increase of $15 million and $4 million for the six months ended June 30, 2005 and 2004 respectively.

The assumptions used to value the Endurance stock purchase warrants were as follows:

	June 30, 2005	December 31, 2004	June 30, 2004
• Maturity (in years)	6.46	6.96	7.46
• Spot Price	$32.35	$29.31	$29.71
• Risk Free Interest Rate	4.26%	4.40%	5.04%
• Dividend Yield	0.00%	0.00%	0.00%
• Volatility	16%	17%	20%
• Exercise Price	$12.12	$13.20	$13.20

The model assumes: the warrants are “European-style”, which means they are valued as if the exercise can only occur on the expiration date; the spot and exercise prices are reduced by expected future dividends; and the dividend remains unchanged during the period the warrants are outstanding.  Although Endurance currently pays a dividend, a zero dividend yield is used in the Endurance warrants valuation because the future dividend payment value has been reflected in the spot and exercise valuation prices.

The change in fair value during the period was recognized as investment income in the Corporate and Other segment.  The future value of the warrants may vary considerably from the value at June 30, 2005 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

2.                                      Accounting and Disclosure Changes

In October 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.  Contingent convertible instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specific time period.  EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  EITF 04-8 was effective for reporting periods ending after December 15, 2004.  Prior period diluted earnings per share amounts presented for comparative purposes are required to be restated.

Aon’s 3.5% convertible debt securities, which were issued in November 2002 and are due November 2012, are contingently convertible.  To comply with the requirements of EITF 04-8, Aon has adjusted its first quarter and six months 2004 diluted earnings per share, reducing the amount initially reported for the quarter from $0.53 to $0.51, and for six months from $1.04 to $1.03.  Second quarter 2004 diluted earnings per share were adjusted last year as the closing price of Aon’s common stock during first quarter 2004 exceeded the price trigger for the requisite period.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, (“Statement No. 123(R)”).  This Statement is a revision of FASB Statement No. 123, as amended, and requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  The cost will be recognized over the period during which an employee is required to provide services in exchange for the award (usually the vesting period).  Statement No. 123 (R) covers various share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  Statement No. 123 (R) eliminates the ability to use the intrinsic value method of accounting for share options, as provided in APB No. 25.  In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107, which summarized the SEC staff’s view regarding share-based payment arrangements for public companies.

Statement No. 123 (R) was to be effective as of the beginning of the first interim period that begins after June 15, 2005.  In April 2005, the SEC amended the effective date to the beginning of the next fiscal year after June 15, 2005.  As a result, Aon will now be required to adopt Statement No. 123 (R) in first quarter 2006.  Aon is currently evaluating the Statement’s transition methods and does not expect this Statement to have an effect materially different from the pro forma Statement No. 123 disclosures provided in Note 1.

In connection with the accounting guidance issued by the Institute of Chartered Accountants in the U.K., we are reassessing whether and to what extent our U.K. businesses may have legal obligations to provide future claims handling and certain administrative services for brokerage clients in the U.K.  We are engaged in a detailed factual and legal review of each different business and each of several classes of clients.  Where a legal obligation is determined to exist, we will estimate and accrue the costs of such an obligation.  This review is ongoing, and no accrual was recorded in second quarter 2005, as the existence and extent of such an obligation is not yet established and the costs of such an obligation are not currently reasonably estimable.  Any liability recorded in the future would not result in any incremental cash outflow for Aon.

3.                                      Income Per Share

Income per share is calculated as follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions except per share data)	2005	2004	2005	2004
Basic net income:
Income from continuing operations	$193	$180	$393	$372
Loss from discontinued operations, net of tax	(2)	(7)	(2)	(29)
Net income	191	173	391	343
Preferred stock dividends	—	—	(1)	(1)
Net income for basic per share calculation	$191	$173	$390	$342

Diluted net income:
Income from continuing operations	$193	$180	$393	$372
Loss from discontinued operations, net of tax	(2)	(7)	(2)	(29)
Net income	191	173	391	343
Interest expense on convertible debt securities, net of tax	2	2	3	3
Preferred stock dividends	—	—	(1)	(1)
Net income for diluted per share calculation	$193	$175	$393	$345

Basic shares outstanding	322	319	321	319
Effect of convertible debt securities	14	14	14	14
Common stock equivalents	3	4	3	3
Diluted potential common shares	339	337	338	336
Basic net income per share:
Income from continuing operations	$0.60	$0.56	$1.22	$1.16
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.09)
Net income	$0.59	$0.54	$1.21	$1.07
Diluted net income per share:
Income from continuing operations	$0.58	$0.54	$1.17	$1.12
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.09)
Net income	$0.57	$0.52	$1.16	$1.03

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 24 million and 17 million at June 30, 2005 and 2004, respectively.  For six months ended June 30, 2005 and 2004, the number of options excluded was 25 million and 17 million, respectively.

As a result of the ratification of EITF No. 04-8, Aon is required to include in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met.  Aon’s 3.5% convertible debt securities, issued in November 2002, may be converted into a maximum of 14 million shares of Aon common stock, and these shares have been included in the computation of diluted net income per share.  Six months 2004 diluted net income per share computation has been adjusted for the effects of EITF No. 04-8 (see Note 2, Accounting and Disclosure Changes, for further information).

4.                                      Comprehensive Income

The components of comprehensive income, net of tax, for the second quarter and six months ended June 30, 2005 and 2004 are as follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)	2005	2004	2005	2004
Net income	$191	$173	$391	$343
Net derivative losses	(16)	(12)	(29)	(10)
Net unrealized investment gains (losses)	39	(50)	19	(10)
Net foreign exchange losses	(84)	(19)	(186)	(49)
Comprehensive income	$130	$92	$195	$274

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	June 30, 2005	December 31, 2004

Net derivative gains	$11	$40
Net unrealized investment gains	81	62
Net foreign exchange translation	(65)	121
Net additional minimum pension liability	(904)	(904)
Accumulated other comprehensive loss	$(877)	$(681)

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

Revenue from continuing operations for Aon’s segments is as follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)	2005	2004	2005	2004
Risk and Insurance Brokerage Services	$1,396	$1,432	$2,795	$2,896
Consulting	315	305	624	606
Insurance Underwriting	816	805	1,605	1,586
Corporate and Other	6	18	35	54
Intersegment revenues	(15)	(16)	(30)	(34)
Total revenue	$2,518	$2,544	$5,029	$5,108

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

Second quarter ended June 30: (millions)	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
	2005	2004	2005	2004	2005	2004
Revenue
United States	$550	$615	$183	$191	$527	$542
United Kingdom	263	255	54	50	92	123
Continent of Europe	294	299	45	35	92	65
Rest of World	289	263	33	29	105	75
Total revenue	$1,396	$1,432	$315	$305	$816	$805

Income before income tax	$231	$213	$29	$28	$83	$73

Six months ended June 30: (millions)	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
	2005	2004	2005	2004	2005	2004
Revenue
United States	$1,024	$1,192	$357	$365	$1,061	$1,054
United Kingdom	494	489	103	102	186	255
Continent of Europe	752	725	101	82	173	128
Rest of World	525	490	63	57	185	149
Total revenue	$2,795	$2,896	$624	$606	$1,605	$1,586

Income before income tax	$474	$456	$55	$54	$151	$126

Selected information for Aon’s Corporate and Other segment follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)	2005	2004	2005	2004
Revenue:
Income from marketable equity securities and other investments:
Income (loss) from change in fair value of Endurance warrants	$(1)	$—	$15	$4
Equity earnings - Endurance	—	18	—	34
Other	7	3	15	5
	6	21	30	43
Limited partnership investments	—	2	1	6
Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	1	—	1	11
Impairment write-downs	(4)	(1)	(6)	(2)
Other	3	(4)	9	(4)
	—	(5)	4	5
Total revenue	6	18	35	54
Expenses:
General expenses	26	15	45	39
Interest expense	31	35	65	69
Total expenses	57	50	110	108
Loss before income tax	$(51)	$(32)	$(75)	$(54)

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

The changes in the net carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2004	$3,991	$375	$245	$4,611
Goodwill acquired	50	—	—	50
Foreign currency revaluation	(215)	—	(2)	(217)
Balance as of June 30, 2005	$3,826	$375	$243	$4,444

Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” intangible assets include client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” intangible assets represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” intangible assets are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of June 30, 2005
Gross carrying amount	$218	$87	$175	$480
Accumulated amortization	184	73	95	352
Net carrying amount	$34	$14	$80	$128

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of December 31, 2004
Gross carrying amount	$218	$87	$158	$463
Accumulated amortization	176	67	87	330
Net carrying amount	$42	$20	$71	$133

Amortization expense for intangible assets for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $49 million, $39 million, $20 million, $15 million and $14 million, respectively.

7.                                      Restructuring Charges

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (A&A) and Bain Hogg.  For second quarter and six months 2005, Aon made payments of $2 million and $3 million, respectively, for these liabilities.  The remaining liability of $29 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2003	$40
Cash payments in 2004	(9)
Cash payments in 2005	(3)
Foreign currency revaluation	1
Balance at June 30, 2005	$29

Beginning in 2000, Aon restructured its brokerage operations and recorded expenses of $294 million over the three years ended December 31, 2002.  For second quarter and six months 2005, Aon made $0 million and $1 million in payments, respectively, related to the business transformation plan.  Aon has remaining liabilities of $5 million, principally for termination benefits, of which $2 million is expected to be paid during the remainder of 2005, $1 million in 2006, and the remainder payable thereafter.  Aon’s unpaid liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

8.                                      Capital Stock

During the first six months of 2005, Aon issued 1,335,000 shares of common stock for employee benefit plans and 355,000 shares in connection with the employee stock purchase plan.  There were 22.4 million shares of common stock held in treasury at June 30, 2005, all of which are restricted as to their reissuance.

9.                                      Redeemable Preferred Stock

At June 30, 2005, one million shares of redeemable preferred stock were outstanding.  These shares are redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share, plus accrued but unpaid dividends to the date of redemption, beginning one year after the death of both of the original owners, which occurred in September 2004.  In July 2005, Aon notified the holders of its intention to redeem all of the outstanding shares of redeemable preferred stock.  The redemption is expected to occur on September 6, 2005.

10.                               Disposal of Operations

In first quarter 2005, Aon announced its intention to divest Swett & Crawford, its U.S. wholesale insurance brokerage unit, which is included in the Risk and Insurance Brokerage Services segment.  In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we have reclassified the assets and liabilities of this unit to “Held for Sale.”  Operating results for the quarters and six months ended June 30, 2005 and 2004 remain in continuing operations.  Swett & Crawford’s revenues were $60 million and $66 million for the second quarter ended June 30, 2005 and 2004, respectively, and $105 million and $117 million for the six months ended June 30, 2005 and 2004, respectively.  Pretax income was $23 million and $22 million for the second quarter ended June 30, 2005 and 2004, respectively, and $26 million and $22 million for the six months ended June 30, 2005 and 2004, respectively.  The assets and liabilities of this operation have been reclassified to other assets and other liabilities, respectively, on the June 30, 2005 and December 31, 2004 condensed consolidated statements of financial position.  Goodwill has been allocated to Swett & Crawford based on an estimate of its fair value compared to the fair value of the reporting unit in which it is included.  Assets and liabilities reclassified were $505 million and $373 million, respectively, at June 30, 2005 and $511 million and $406 million, respectively, at December 31, 2004. No loss is expected from the sale of Swett & Crawford.

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

Discontinued Operations

In first quarter 2004, Aon committed to sell certain of its U.K. claims services businesses which were included in the Risk and Insurance Brokerage Services segment.  The sale of these businesses was completed in early second quarter 2004, and resulted in a pretax loss of $24 million.  Also during first half 2004, Aon sold a non-core Consulting subsidiary for a pretax gain of $5 million.

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

The operating results of all these businesses were classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	Second quarter ended June 30,		Six months ended June 30,
(millions)	2005	2004	2005	2004

Revenues:
U.K. businesses	$—	$9	$—	$29
Brokerage unit	—	1	—	2
Total	—	$10	—	$31

Pretax loss:
Operations:
U.K. businesses	$—	$(9)	$—	$(16)
Brokerage unit	—	(1)	—	(2)
Automotive finance servicing business	—	(1)	—	(1)
	—	(11)	—	(19)

Revaluation:
U.K. businesses	(3)	—	(3)	(24)
Consulting business	—	1	—	5
	(3)	1	(3)	(19)
Total pretax loss	$(3)	$(10)	$(3)	$(38)

After-tax loss:
Operations	$—	$(7)	$—	$(12)
Revaluation	(2)	—	(2)	(17)
Total	$(2)	$(7)	$(2)	$(29)

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

During second quarter 2005, Aon settled certain of these liabilities.  The settlements had no material effect on the consolidated financial statements, as the reduction of claim liabilities were somewhat offset by a reduction in cash and investments and reinsurance recoverables.

As of June 30, 2005, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $83 million.  Reinsurance recoverables and other assets related to these liabilities were $85 million.

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

11.                               Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) Second quarter ended June 30:	2005	2004	2005	2004
Service cost	$15	$18	$1	$1
Interest cost	24	22	1	1
Expected return on plan assets	(23)	(23)	—	—
Amortization of prior service cost	—	(1)	(1)	(1)
Amortization of net loss	12	6	—	—
Net periodic benefit cost	$28	$22	$1	$1

	Pension Benefits		Other Benefits
(millions) Six months ended June 30:	2005	2004	2005	2004
Service cost	$31	$33	$2	$2
Interest cost	47	43	2	2
Expected return on plan assets	(46)	(46)	—	—
Amortization of prior service cost	—	(1)	(1)	(1)
Amortization of net loss	20	11	—	—
Net periodic benefit cost	$52	$40	$3	$3

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located in the U.K. and The Netherlands:

	Pension Benefits
	Second quarter ended June 30,		Six months ended June 30,
(millions)	2005	2004	2005	2004
Service cost	$15	$16	$31	$32
Interest cost	50	46	101	92
Expected return on plan assets	(46)	(41)	(94)	(82)
Amortization of net loss	18	17	36	35
Net periodic benefit cost	$37	$38	$74	$77

Employer Contribution

Aon previously disclosed in its 2004 financial statements that it expected to contribute $47 million in 2005 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $7 million to fund other postretirement benefit plans.  As of June 30, 2005, contributions of $2 million have been made to the U.S. pension plans and $4 million to other postretirement benefit plans.  Aon currently expects to contribute a minimum of $40 million in 2005 to its U.S. pension plans.

Aon previously disclosed in its 2004 financial statements that it expected to contribute $155 million in 2005 to its major international defined benefit pension plans.  Based on current rules and assumptions, Aon now plans to contribute $153 million to its major international defined pension plans during 2005.  As of June 30, 2005, $77 million has been contributed.

12.                               Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss (excluding deferred amortizable derivative losses of $1 million) as of June 30, 2005.

	Investment Grade
($ in millions)	0-6 Months	6 -12 Months	> 12 Months	Total

FIXED MATURITIES
U.S. Government & Agencies
# of positions	18	12	10	40
Fair Value	$113	$139	$80	$332
Amortized Cost	113	141	83	337
Unrealized Loss	-	(2)	(3)	(5)
States & Political Subdivisions
# of positions	8	3	1	12
Fair Value	$14	$4	$1	$19
Amortized Cost	14	4	1	19
Unrealized Loss	-	-	-	-
Foreign Government
# of positions	44	33	16	93
Fair Value	$267	$227	$191	$685
Amortized Cost	269	229	195	693
Unrealized Loss	(2)	(2)	(4)	(8)
Corporate
# of positions	158	39	47	244
Fair Value	$297	$125	$123	$545
Amortized Cost	299	127	128	554
Unrealized Loss	(2)	(2)	(5)	(9)
Mortgage & Asset Backed
# of positions	131	10	14	155
Fair Value	$96	$10	$20	$126
Amortized Cost	97	10	20	127
Unrealized Loss	(1)	-	-	(1)

TOTAL FIXED MATURITIES
# of positions	359	97	88	544
Fair Value	$787	$505	$415	$1,707
Amortized Cost	792	511	427	1,730
Unrealized Loss	(5)	(6)	(12)	(23)

% of Total Unrealized Loss	21%	25%	50%	96%

	Not Rated
	0-6 Months	6 -12 Months	> 12 Months	Total
EQUITIES
# of positions	1	-	-	1
Fair Value	$2	$-	$-	$2
Amortized Cost	3	-	-	3
Unrealized Loss	(1)	-	-	(1)

% of Total Unrealized Loss	4%	0%	0%	4%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade.  Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $23 million gross unrealized loss at June 30, 2005, excluding $1 million related to deferred amortizable derivative losses, and is subject to interest rate, market, and credit risks.

No single position had an unrealized loss greater than $1 million. With a carrying value of approximately $3.9 billion at June 30, 2005, our total fixed-maturity portfolio is approximately 97% investment grade based on market value.  Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non- publicly-traded fixed maturity portfolio had a carrying value of $380 million, including $31 million remaining in notes received from Private Equity Partnership Structures I, LLC, (“PEPS I”) on December 31, 2001 related to the securitization of limited partnerships and $97 million in notes issued by PEPS I to Aon since December 2001.  Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded.  This portfolio had $1 million of unrealized loss at June 30, 2005, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon reviews invested assets with material unrealized losses each quarter.  Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Aon’s 2004 Annual Report on Form 10-K for further information.

13.                               Taxes

In the second quarter ended June 30, 2005, several one-time items impacted Aon’s effective tax rate on continuing operations.  Aon’s effective tax rate for the second quarter and six months ended June 30, 2005 was 34.1% and 35.1%, respectively, as favorable tax adjustments of $26 million due to the resolution of tax examination issues were offset by deferred tax adjustments which relate to prior periods of $20 million.

U.S. deferred income taxes are provided on unremitted foreign earnings except those that are considered to be permanently reinvested.  In second quarter 2005, management determined that Aon would permanently reinvest primarily all undistributed earnings of Aon’s foreign subsidiaries.  Prior to this decision to permanently reinvest primarily all foreign undistributed earnings, Aon provided, as a component of Other Comprehensive Income (OCI), the required deferred tax liability resulting from the cumulative foreign currency translation adjustment (CTA) on these foreign subsidiaries.  Because of the decision to reinvest the undistributed earnings of these foreign subsidiaries, the deferred tax liability is no longer required.  Consequently, the liability previously accrued related to the CTA of those subsidiaries, $31 million, was recorded as a credit to OCI in the quarter ended June 30, 2005.

Aon will no longer provide deferred taxes on the CTA of foreign subsidiaries to the extent the earnings of those subsidiaries are deemed to be permanently reinvested.  The Company will continue to record deferred taxes related to the CTA of its foreign branches of U.S. underwriting subsidiaries.

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

The Fund, plus any interest, will be used to compensate the Company’s eligible policyholder clients according to procedures set out in the Settlement Agreement.  No amount paid to the Fund will be returned to Aon under any circumstances.

Pursuant to the Settlement Agreement, on or before June 30, 2005, the Company calculated, in accordance with a formula approved by the State Agencies, the amount that each policyholder client is eligible to receive from the Fund.  Clients eligible to participate in the Fund are those U.S. clients that engaged the Company to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2001 through December 31, 2004 (the “Relevant Period”) where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Aon during the Relevant Period (the “Eligible Policyholders”).

Also pursuant to the Settlement Agreement, on or before June 30, 2005, the Company sent notices to Eligible Policyholders setting forth, among other things, the amount an Eligible Policyholder will be paid from the Fund if it elects to participate (a “Participating Policyholder”).  Participating Policyholders must tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

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

Pursuant to the Settlement Agreement, within 60 days of the effective date of that agreement, the Company commenced the implementation of certain business reforms, including agreeing not to accept contingent compensation as defined in the Settlement Agreement.

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

Beginning in late October 2004, several putative securities class actions have been filed against Aon in the United States District Court for the Northern District of Illinois.  Also beginning in late October 2004, several putative ERISA class actions were filed against Aon in the United States District Court for the Northern District of Illinois.  Aon believes it has meritorious defenses in all of these cases, and intends to vigorously defend itself against these claims.  The outcomes of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

In February 2005, the Company received a subpoena from the U.S. Department of Labor regarding compensation arrangements in connection with clients’ employee benefit plans.  The Company is cooperating with the investigation.

In May 2005, the Office of the U.S. Attorney for the Southern District of New York and the Securities and Exchange Commission sent to Aon subpoenas seeking information relevant to these agencies’ industry-wide investigations of finite risk insurance.  Aon is fully cooperating with these investigations.

In July 2004, several subsidiaries of Aon were joined as defendants in an action in a U.K. court between British Petroleum (“BP”) and underwriters who subscribed to policies of insurance covering various offshore energy projects on which BP and its co-venturers have incurred losses.  BP has now settled on confidential terms with underwriters, but has asserted a claim against Aon for approximately $88 million, which BP claims is a shortfall between its total losses and what it recovered in the settlement with underwriters.  The trial in this matter is scheduled for October 2005.  Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.  The outcomes of these actions, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

15.                               Subsequent Event

On August 2, 2005, the Company announced that it is reviewing the revenue potential and cost structure of each of Aon’s businesses.  Although these efforts are not yet complete at this time, it is anticipated that the Company will adopt restructuring initiatives that will result in restructuring-related expenses ranging from $200 million to $300 million.  Expenses will likely include one-time employee termination benefits, lease consolidation losses, and long-lived asset impairments related to the restructuring.  No expenses have been recorded through June 30, 2005, as the review is still under way.  It is expected that the restructuring related expenses will begin impacting Aon’s continuing operations beginning in the third quarter 2005.

As the Company continues to refine its plans to improve operational focus and reduce its cost base, it is possible that Aon will identify additional matters that would result in additional charges.

ITEM 2.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections.  First, key recent events are described that have or will affect our financial results during 2005.  Second, a brief discussion on our critical accounting policies is given.  We then review our consolidated results and segments with comparisons from second quarter and six months 2005 to the corresponding periods in 2004.  Next, we cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements.  The final section addresses the factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS
Investigation by the New York Attorney General and Other Regulatory Authorities
Sale of Non-Core Business
New Chief Executive Officer
Restructuring

CRITICAL ACCOUNTING POLICIES

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

On October 22, 2004, we announced that we were terminating contingent commission arrangements with underwriters.  We are working with clients, insurance carriers, regulators, and others to establish a new business model that ensures that we link compensation to specific, measurable services in a way that is transparent, easy to understand, and accepted by clients.  A number of other insurance brokers and carriers have also announced that they will terminate contingent commission arrangements.

We earned $5 million of contingent commissions in second quarter 2005 compared to $54 million in second quarter 2004.  The amount recorded this quarter represents amounts earned on arrangements covering periods prior to October 1, 2004.

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

The Fund, plus any interest, will be used to compensate the Company’s eligible policyholder clients according to procedures set out in the Settlement Agreement.  No amount paid to the Fund will be returned to Aon under any circumstances.

On or before June 30, 2005, the Company calculated, in accordance with a formula approved by the State Agencies, the amount that each policyholder client is eligible to receive from the Fund.  Clients eligible to participate in the Fund are those U.S. clients that engaged the Company to place, renew, consult on or service insurance with inception or renewal dates between January 1, 2001 through December 31, 2004 (the “Relevant Period”) where such placement, renewal, consultation or servicing resulted in contingent commissions or overrides recorded by Aon during the Relevant Period (the “Eligible Policyholders”).

On or before June 30, 2005, the Company sent notices to Eligible Policyholders setting forth, among other things, the amount an Eligible Policyholder will be paid from the Fund if it elects to participate (a “Participating Policyholder”).  Participating Policyholders must tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

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

Within 60 days of the effective date of the Settlement Agreement, the Company commenced the implementation of certain business reforms, including the following:

•                  To accept only a specific fee to be paid by the client, a specific percentage commission on premium set at the time of purchase, renewal, placement or servicing of an insurance policy, or a combination of both.

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

In accordance with APB Opinion No. 21, Interest on Receivables and Payables, we have discounted the payment stream associated with the settlement and recorded the present value of the liability and corresponding expense of $180 million in our financial statements as of December 31, 2004.  The discount was determined using our incremental borrowing rate.  We have not discounted the payment due on September 1, 2005.  We amortized $3 million of this discount in our condensed consolidated statement of income during the first half of this year, including $2 million in second quarter 2005.

In May 2005, the Office of the U.S. Attorney for the Southern District of New York and the Securities and Exchange Commission sent to Aon subpoenas seeking information relevant to these agencies’ industry-wide investigations of finite risk insurance.  Aon is fully cooperating with these investigations.

Sale of Non-Core Business

We continue to pursue opportunities to sell non-core businesses.  We are seeking to sell our Swett & Crawford wholesale insurance business, which is included in our Risk and Insurance Brokerage Services segment.  In first quarter 2005, Swett & Crawford met the criteria set forth in FASB Statement No. 144 that require us to reclassify the assets and liabilities of this business to “Held for Sale,” and accordingly we have done so.  Operating results of this unit are classified in continuing operations and will be reclassified to discontinued operations if a sale agreement with no significant continuing interest with Aon is executed.  We expect to receive an amount in excess of our net book value.

New Chief Executive Officer

On April 4, 2005, we announced that Gregory C. Case had become our new president and chief executive officer, effective on that date.  Mr. Case was also elected to our Board of Directors.  Mr. Case succeeds Patrick G. Ryan, who had served as Aon’s CEO since the company’s founding.  Mr. Ryan continues to serve as executive chairman of the Aon Board of Directors.

Restructuring

On August 2, 2005, we announced that we are reviewing the revenue potential and cost structure of each of our businesses.  Although these efforts are not yet complete, we anticipate adopting restructuring initiatives that will result in restructuring-related expenses ranging from $200 million to $300 million.  Expenses will likely include one-time employee termination benefits, lease consolidation losses, and long-lived asset impairments related to the restructuring.  No expenses have been recorded through June 30, 2005, as our review is still under way.  We expect the restructuring-related expenses to begin impacting our continuing operations beginning in the third quarter 2005.  We anticipate that these initiatives will lead to annualized cost-savings ranging from $100 million to $150 million.

As we continue to refine our plans to improve operational focus and reduce our cost base, it is possible that we will identify additional matters that would result in additional charges.

CRITICAL ACCOUNTING POLICIES

There have been no changes in the Company’s critical accounting policies, which include pensions, contingencies, policy liabilities, valuation of investments and intangible assets, as discussed in the Annual Report on From 10-K filed for the year ended December 31, 2004.

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

The following table and commentary provide selected consolidated financial information.

	Second quarter ended			Six months ended
(millions)	June 30, 2005	June 30, 2004	Percent Change	June 30, 2005	June 30, 2004	Percent Change
Revenue:
Brokerage commissions and fees	$1,724	$1,759	(2)%	$3,444	$3,550	(3)%
Premiums and other	718	716	—	1,416	1,408	1
Investment income	76	69	10	169	150	13
Total consolidated revenue	2,518	2,544	(1)	5,029	5,108	(2)

Expenses:
General expenses	1,750	1,752	—	3,452	3,529	(2)
Benefits to policyholders	381	392	(3)	774	775	—
Depreciation and amortization	62	83	(25)	130	153	(15)
Interest expense	31	35	(11)	65	69	(6)
Provision for New York and other state settlements	2	—	N/A	3	—	N/A
Total expenses	2,226	2,262	(2)	4,424	4,526	(2)
Income from continuing operations before provision for income tax	$292	$282	4%	$605	$582	4%
Pretax margin-continuing operations	11.6%	11.1%		12.0%	11.4%

Consolidated Results Second Quarter 2005 compared to Second Quarter 2004

Revenue

Brokerage commission and fees – Second Quarter and Year-to-date

For the quarter, brokerage commission and fees decreased by $35 million or 2% from the prior year’s comparable quarter, driven by $49 million in lower contingent commission revenue and net dispositions of $46 million, which were partially offset by foreign exchange gains of $42 million. Organic revenue in Brokerage and Consulting was 2% lower as improved revenue in U.S. retail as well as growth in the captive business was more than offset by the loss of contingent commissions, weak pricing and other market impacts.

For the six months ended June 30, 2005, brokerage commissions and fees decreased by $106 million or 3% from the prior year, driven by $76 million in lower contingent commission revenue and net dispositions of $91 million, partially offset by foreign exchange gains of $84 million.  Organic revenue in Brokerage and Consulting was 3% lower, caused by the elimination of contingent commissions, weak pricing and other market impacts partially offset by improvements in U.S. retail.

Premiums and other  – Second Quarter and Year-to-date

Premiums and other was marginally higher on both a quarter and year-to-date basis compared to the prior year.  The increase was driven by growth in some of our products and foreign exchange rates, offset by planned reductions in our run-off programs.

Investment income – Second Quarter and Year-to-date

Investment income for the quarter is up $7 million, or 10%, and $19 million, or 13%, on a year-to-date basis.  The increase is primarily due to:

•                  a $12 million (quarter) and $25 million (year-to-date) increase in the Brokerage segment investment income principally caused by higher short-term interest rates,

•                  an $11 million year-to-date increase in the fair market value of Endurance warrants, and

•                  an increase in Insurance Underwriting segment investment income of $7 million (quarter) and $12 million (six months) due in part to investing in longer-term higher-yield investments.

These items were partially offset by an $18 million (quarter) and $34 million (year-to-date) decrease in equity earnings from our common stock investment in Endurance, which, as noted above, has been sold.

Expenses – Second Quarter

For second quarter 2005, total expenses decreased $36 million, or 2%, over the same period last year to $2.2 billion.  General expenses decreased $2 million.  Our Cambridge claims services business, which we sold in fourth quarter 2004, impacted 2004’s general expenses by $60 million.  In addition, tight management of our cost base offset the impact of currency fluctuations and increased payroll taxes in the U.K.  Benefits to policyholders decreased $11 million or 3% to $381 million due to our determination that in certain programs we act as administrator and not an issuer.  Depreciation and amortization decreased $21 million compared to the second quarter 2004 primarily as a result of:

•                  no longer depreciating assets of Cambridge, which was sold in 2004,

•                  depreciation on assets which have been transferred to Computer Services Corporation under our IT outsourcing agreement,

•                  a higher level of asset writeoffs in 2004, as a result of our IT outsourcing agreement which increased depreciation expense in 2004, and

•                  depreciation on Swett & Crawford, which has been suspended as it is now considered “held for sale.”

Interest expense decreased $4 million or 11% during the quarter caused by lower overall outstanding debt.

Expenses – Year-to-date

Year-to-date expenses decreased $102 million or 2%.

•                  General expenses are $77 million or 2% lower than the prior year primarily due to the sale of Cambridge ($119 million) and tight management of our cost base, partially offset by increased payroll taxes in the U.K. and currency fluctuations.

•                  Benefits to policyholders are essentially flat.

•                  The decline in depreciation and amortization and interest expense for six months 2005 is due to the reasons noted in the second quarter discussion above.

Income from Continuing Operations Before Provision for Income Tax – Second Quarter and Year-to-date

Income from continuing operations before provision for income tax increased $10 million to $292 million in second quarter 2005 as compared to $282 million for second quarter 2004.  Income from continuing operations before provision for income tax increased $23 million to $605 million for the first six months of 2005 compared to $582 million during the first six months of 2004.

Income Taxes – Second Quarter and Year-to-date

The effective tax rate for continuing operations was 34.1% for second quarter 2005 compared to 36% for the second quarter of 2004.  The year-to-date tax rate for 2005 and 2004 was 35.1% vs. 36%, respectively. The reduction in our tax rate for both periods, compared to both last year and first quarter 2005, is attributable to favorable tax adjustments of $26 million due to the resolution of tax examination issues, offset by deferred tax adjustments of $20 million.

Income from Continuing Operations – Second Quarter and Year-to-date

Income from continuing operations for second quarter 2005 increased to $193 million ($0.60 and $0.58 per basic and diluted share, respectively), from $180 million ($0.56 and $0.54 per basic and diluted share, respectively) in 2004.  Increased investment income, lower general expenses, and the divestiture of lower margin businesses in 2004 accounted for some of the improvement.  Hedging and currency translation gains each added $0.02 per share to income from continuing operations.  Additionally, earnings per share was positively impacted by $0.02 per share from the reduced effective tax rate as discussed above.   These positive impacts were partially offset by 1% lower overall revenue.

Income from continuing operations for six months 2005 increased to $393 million ($1.22 and $1.17 per basic and diluted share, respectively) from $372 million ($1.16 and $1.12 per basic and diluted share, respectively) in 2004.  Hedging and currency translation gains each added $0.04 per share to income from continuing operations, while a lower effective tax rate added $0.02 per share.

Diluted shares outstanding for all periods were increased by 14 million to reflect the possible conversion of Aon’s 3.5% convertible debt securities.  After-tax interest expense on these debt securities has been added back to income from continuing operations when calculating diluted income per share.

Discontinued Operations

Discontinued operations generated a loss of $0.01 and $0.02 per share in the second quarter of 2005 and 2004, respectively.  Discontinued operations generated a loss of $0.01 and $0.09 per share in the first six months of 2005 and 2004, respectively.  In 2005, these losses reflect an adjustment of the sale price for one of our U.K. claims business.  In 2004, the loss principally represents the operations and loss on the sale of our U.K. claims businesses.

See Note 10 for further information.

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

The following table and commentary provide selected financial information on the operating segments.

	Second quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(millions)	2005	2004	2005	2004
Operating segment revenue:(1) (2)
Risk and Insurance Brokerage Services	$1,396	$1,432	$2,795	$2,896
Consulting	315	305	624	606
Insurance Underwriting	816	805	1,605	1,586
Income before income tax:
Risk and Insurance Brokerage Services	$231	$213	$474	$456
Consulting	29	28	55	54
Insurance Underwriting	83	73	151	126
Pretax Margins:
Risk and Insurance Brokerage Services	16.5%	14.9%	17.0%	15.7%
Consulting	9.2%	9.2%	8.8%	8.9%
Insurance Underwriting	10.2%	9.1%	9.4%	7.9%

(1)         Intersegment revenues of $15 million and $16 million were included in second quarter 2005 and 2004, respectively.

(2)         Intersegment revenues of $30 million and $34 million were included in six month 2005 and 2004, respectively.

The following chart reflects investment income earned by the operating segments, which is included in the foregoing results.

	Second quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(millions)	2005	2004	2005	2004
Risk and Insurance Brokerage Services	$30	$18	$57	$32
Consulting	1	1	2	1
Insurance Underwriting	39	32	75	63

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

Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.  More specifically, lower premium rates, or a “soft market,” generally result in lower commission revenues.  Over the last year, premiums in the property and casualty marketplace have declined.  The trend varies by line of business, area of the world, and timing.  This trend may inhibit brokers’ ability to grow revenues.

Risk and Insurance Brokerage Services generated approximately 55% and 56% of Aon’s total operating segment revenues for second quarter and six months 2005, respectively.  Revenues are generated primarily through:

•                  commissions and fees paid by insurance and reinsurance companies,

•                  fees paid by clients,

•                  other carrier compensation, and

•                  interest income on funds held on behalf of clients.

As noted earlier, we announced on October 22, 2004, that we were terminating arrangements under which we accept contingent commissions from underwriters.  We received small amounts of revenue from pre-October 1, 2004 agreements during the first half of this year because some calculations were not finalized until 2005.  Other compensation for specific services to underwriters continues to be received.

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

Revenue

Second quarter 2005 Risk and Insurance Brokerage Services revenue was $1,396 million, approximately 3% less than the $1,432 million earned during second quarter 2004.  The drop in organic revenue of 2% reflects, among other things, the loss of contingent commissions.   Second quarter investment income was $30 million, an increase of $12 million over second quarter 2004.  This improvement was driven primarily by an increase in average short-term interest rates.

Year-to-date revenue declined $101 million or 3%.  On an organic basis, revenue also declined 3%.  The loss of contingent commissions accounted for 2% of the 3% decline in organic growth.

These charts detail Risk and Insurance Brokerage Services revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Second quarter ended June 30,	2005	2004	Change	Impact	& Transfers	Other	Growth

Brokerage – Americas	$601	$597	1%	1%	—%	2%	(2)%
Brokerage – International	592	574	3	4	1	(1)	(1)
Reinsurance	203	204	—	2	—	4	(6)
Claims	—	57	(100)	—	(100)	—	—
Total revenue	$1,396	$1,432	(3)%	3%	(4)%	—%	(2)%

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Six months ended June 30,	2005	2004	Change	Impact	& Transfers	Other	Growth

Brokerage – Americas	$1,100	$1,128	(2)%	1%	1%	1%	(5)%
Brokerage – International	1,252	1,207	4	4	1	—	(1)
Reinsurance	443	443	—	2	—	3	(5)
Claims	—	118	(100)	—	(100)	—	—
Total revenue	$2,795	$2,896	(3)%	3%	(4)%	1%	(3)%

•                  The quarterly increase in Brokerage – Americas is driven by positive foreign currency impact, higher renewals and a refinement in the technique used to estimate earned but not yet collected commissions in U.S. retail direct bill arrangements, and growth in the captives business, partially offset by the elimination of contingent commissions and declines in our wholesale and premium financing business.  The year-to-date decline in Brokerage - Americas is driven by the termination of contingent commission agreements and declines in our wholesale and premium financing businesses, partially offset by a positive foreign exchange impact, higher renewals and a refinement in the technique used to estimate earned but not yet collected commissions in U.S. retail direct bill arrangements and growth in the captive insurance business.

•                  The quarterly and year-to-date increase in Brokerage - International revenue is driven by a favorable foreign exchange impact.  The organic revenue decline of 1% is driven largely by lower new business, loss of a major account, pricing pressures, and changes in the model for underwriter compensation in our U.K. Specialty business.

•                  Reinsurance organic revenue declined for both the quarter and year-to-date, principally driven by lower renewal rates, lost business related to insurance companies that merged with other carriers in 2004, weak pricing and higher risk retention by clients.

•                  We sold our domestic and U.K. Claims services businesses during 2004.

This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2005	2004	Change	2005	2004	Change

United States	$550	$615	(11)%	$1,024	$1,192	(14)%
United Kingdom	263	255	(3)	494	489	1
Continent of Europe	294	299	(2)	752	725	4
Rest of World	289	263	10	525	490	7
Total revenue	$1,396	$1,432	(3)%	$2,795	$2,896	(3)%

U.S. changes in quarterly and year-to-date revenues includes the impact of:

•                  claims service revenue of $57 million and $118 million in the second quarter and year-to-date 2004 results, respectively.

•                  Contingent commission revenue in the second quarter and six months 2004 of $22 million and $40 million, respectively.  Year-to-date 2005 results include $3 million of contingent commission revenue.  The impact of lost contingent commission revenue and discontinued businesses were partially offset by an improved performance in U.S. retail.

U.K. changes in quarterly and year-to-date revenues was driven by changes in the model for underwriter compensation in our U.K. Specialty Reinsurance unit, which were offset by favorable currency rates.

Continent of Europe’s quarterly decline was due to the loss of a few major customers.  Year-to-date revenue gains were principally caused by a favorable currency impact and acquisitions.

The Rest of the World revenue increase was primarily caused by a favorable currency impact.

Income Before Income Tax

Pretax income was $231 million and $213 million in second quarter 2005 and 2004, respectively.  Year-to-date pretax income was $474 million and $456 million in 2005 and 2004, respectively. Pretax margins in this segment were 16.5% and 14.9% for second quarter 2005 and 2004, respectively.  On a year-to-date basis, pretax margins in this segment were 17.0% and 15.7% for 2005 and 2004, respectively.  The improved pretax income was largely due to favorable foreign exchange rates and tight management of our cost base.  Additionally, our margins were helped by the 2004 sale of our low margin claims services business and increased investment income.  These benefits more than offset the impact of lower contingent commissions.  Expense controls have been effective in mitigating the impact of weak revenue on our pretax income.

Claims Servicing Obligation – U.K. Specialty Reinsurance

In connection with accounting guidance issued by the Institute of Chartered Accountants in the U.K., we are reassessing whether and to what extent our U.K. businesses may have legal obligations to provide future claims handling and certain administrative services for brokerage clients in the U.K.  We are engaged in a detailed factual and legal review of each different business and each of several classes of clients.  Where a legal obligation is determined to exist, we will estimate and accrue the costs of such an obligation.  This review is ongoing, and no accrual was recorded in second quarter 2005, as the existence and extent of such an obligation is not yet established and the costs of such an obligation are not currently reasonably estimable.  Any liability recorded in the future would not result in any incremental cash outflow for Aon.

Consulting Business

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  This segment:

•                  provides a full range of human capital management services, from employee benefits to compensation consulting, and

•                  generated 13% and 12% of Aon’s total operating segment revenue in second quarter and six months 2005, respectively.

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

Revenue

Second quarter 2005 revenue increased 3% from last year to $315 million.  Excluding foreign currency exchange rate translation, the growth rate was 1%.  Revenue on an organic basis was a negative 1%.  The impact on organic revenue of our decision to terminate contingent commission agreements was a negative 4%.

These charts detail Consulting revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Second quarter ended June 30,	2005	2004	Change	Impact	& Transfers	Other	Growth

Consulting services	$244	$230	6%	2%	3%	(1)%	2%
Outsourcing	71	75	(5)	1	—	1	(7)
Total revenue	$315	$305	3%	2%	2%	—%	(1)%

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Six months ended June 30,	2005	2004	Change	Impact	& Transfers	Other	Growth

Consulting services	$484	$455	6%	2%	3%	(1)%	2%
Outsourcing	140	151	(7)	1	—	1	(9)
Total revenue	$624	$606	3%	2%	2%	—%	(1)%

For both periods:

•                  Consulting Services revenue increased due to favorable foreign exchange rates, growth in the U.S. and U.K. employee benefit practice, and acquisitions, which more than offset a $10 million (quarter) and $14 million (year-to-date) decline in contingent commission revenue.

•                  Outsourcing revenue continued to decline in the U.S. due to lost business, partially offset by favorable foreign exchange rates.

This chart details Consulting revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2005	2004	Change	2005	2004	Change

United States	$183	$191	(4)%	$357	$365	(2)%
United Kingdom	54	50	8	103	102	1
Continent of Europe	45	35	29	101	82	23
Rest of World	33	29	14	63	57	11
Total revenue	$315	$305	3%	$624	$606	3%

For both periods:

•                  U.S. revenues declined, as increased U.S. employee benefit commissions were offset by the loss of contingent commissions and lower outsourcing revenue.

•                  U.K. revenue rebounded during the quarter due to strong growth in our benefits consulting services area, and

•                  increases in Continent of Europe and Rest of World revenues resulted from favorable currency exchange impacts and organic growth in the Continent of Europe.

Income Before Income Tax

Pretax income was $29 million for the second quarter 2005, marginally higher than for second quarter 2004.  In both second quarter 2005 and 2004, pretax margins were 9.2%.  The small increase in pretax income is attributable to growth in the U.K., improvement in Outsourcing, the impact of acquisitions and foreign exchange rates, offset by the loss of contingent commissions.

Pre-tax income was $55 million and $54 million for the first half of 2005 and 2004, respectively.  The timing of a survey publication, improvements in the U.K. and U.S. employee benefit area, and the favorable impact of acquisitions offset the loss of contingent commissions.

Insurance Underwriting

The Insurance Underwriting segment:

•                  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily through more than 7,100 career insurance agents working for our subsidiaries.  Our revenues are affected by our success in attracting and retaining these career agents;

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

•                  has operations in the United States, Canada, Europe and Asia/Pacific; and

•                  generated 32% of Aon’s total operating segment revenue for both second quarter and six months 2005.

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

Revenue in second quarter 2005 was $816 million, an increase of 1% over the same period in 2004.  Excluding the effect of foreign exchange rate translation, revenue was down 1% compared to second quarter 2004.

These charts detail Insurance Underwriting revenue by product sub-segment:

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Second quarter ended June 30,	2005	2004	Change	Impact	All Other (1)	Growth

Accident & health and life	$450	$441	2%	2%	(3)%	3%
Warranty, credit and property & casualty	366	364	1	2	7	(8)
Total revenue	$816	$805	1%	2%	1%	(2)%

(1)  The difference between written and earned premium and fees, as a percentage change, was (1)% for accident & health and life, 11% for warranty, credit and property & casualty, and 5% for total revenue.

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Six months ended June 30,	2005	2004	Change	Impact	All Other (1)	Growth

Accident & health and life	$890	$866	3%	2%	(2)%	3%
Warranty, credit and property & casualty	715	720	(1)	2	4	(7)
Total revenue	$1,605	$1,586	1%	2%	1%	(2)%

(1)  The difference between written and earned premium and fees, as a percentage change, was (2)% for accident & health and life, 7% for warranty, credit and property & casualty, and 3% for total revenue.

For both periods:

•                  the increase in AH&L revenue was driven by strong growth in a supplemental health product, refinements in our unearned premium reserve calculation, and the favorable impact of foreign exchange rates.  Planned reductions in certain programs and our runoff businesses partially offset these improvements.  The quarterly comparison was also negatively impacted by reinsurance program changes for a specialty AH&L line in 2004.

•                  the change in Warranty revenue is due to growth in various products, offset by our determination that in certain programs we act as an administrator and not an insurer.  This determination impacts both revenue and expenses, and resulted in a minimal impact to pretax income.  In addition, revenue decreased due to the return of premium and fees due to a mutual agreement with a Japanese company to retroactively terminate a warranty agreement and the prior year loss of an account within the European credit line of business.

This chart details Insurance Underwriting revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2005	2004	Change	2005	2004	Change

United States	$527	$542	(3)%	$1,061	$1,054	1%
United Kingdom	92	123	(25)	186	255	(27)
Continent of Europe	92	65	42	173	128	35
Rest of World	105	75	40	185	149	24
Total revenue	$816	$805	1%	$1,605	$1,586	1%

•                  the decline in U.S. revenue for the quarter is due to a change in our role in certain programs and reinsurance program changes, as discussed above, as well as planned reductions in certain programs and our runoff business more than offsetting slight improvements in AH&L's core business, along with growth in construction group and warranty programs. However, year-to-date revenues rose 1%, as slight improvements in AH&L’s core business, along with growth in construction group and warranty programs, more than offset a change in our role in certain programs, as well as planned reductions in certain programs and our runoff businesses.

For both periods:

•                  The U.K.’s comparison was negatively impacted by lower revenue from a specialty book of business and the loss of an account in the credit line of business.

•                  Continent of Europe revenues increased due to improved organic growth and the favorable impact of foreign currency exchange.

•                  Rest of World showed significant improvement as compared to the prior year primarily as the result of new credit and warranty programs and positive foreign exchange gains, somewhat offset by the return of premium and fees, as discussed above.

Income Before Income Tax

For the quarter, pretax income increased to $83 million, 14% higher than the prior year.  Pretax margins rose to 10.2% from 9.1%.

For the six months, pretax income increased to $151 million, a 20% increase from the prior period.  Pretax margins rose to 9.4% from 7.9%.

Reasons for the improvement in pretax income for both periods include:

•                  higher investment income due to changes in the investment portfolio resulting in longer duration, higher returns and increased invested assets,

•                  refinements in our unearned premium reserve calculation,

•                  solid results in a supplemental health product at AH&L,

•                  lower policy acquisition costs, reflecting an increase in fronting programs in our warranty business and a change in the business mix in AH&L, and

•                  favorable foreign exchange rates.

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

In 2004, revenue also included income from Endurance common stock, which was accounted for using the equity method of accounting before the sale of virtually all of our holdings in December 2004.

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

This chart shows the components of Corporate and Other revenue and expenses:

	Second quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(millions)	2005	2004	2005	2004
Revenue:
Income from marketable equity securities and other investments
Income (loss) from change in fair value of Endurance warrants	$(1)	$—	$15	$4
Equity earnings – Endurance	—	18	—	34
Other	7	3	15	5
	6	21	30	43

Limited partnership investments	—	2	1	6
Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	1	—	1	11
Impairment write-downs	(4)	(1)	(6)	(2)
Other	3	(4)	9	(4)
	—	(5)	4	5
Total revenue	6	18	35	54

Expenses:
General expenses	26	15	45	39
Interest expense	31	35	65	69
Total expenses	57	50	110	108
Loss before income tax	$(51)	$(32)	$(75)	$(54)

Revenue

Corporate and Other revenue was $12 million and $19 million lower in second quarter and six months 2005, respectively, compared to the corresponding periods in 2004.  These decreases result principally from our 2004 equity in earnings from our common stock investment in Endurance.  Between first quarter 2004 and second quarter 2005 we sold all of our common stock in Endurance.  While the majority of these shares were sold in the fourth quarter of 2004, we did sell shares in the second quarter 2005, resulting in a $1 million gain, and in first half 2004, which resulted in an $11 million gain.  The valuation of our Endurance warrants increased our year-to-date 2005 income by $15 million versus $4 million last year.

Loss Before Income Tax

Corporate and Other expenses were $57 million for second quarter 2005, an increase of $7 million from the comparable period in 2004.  For six months, expenses were $110 million versus $108 million, last year.  General expenses rose $11 million and $6 million in second quarter and six months 2005, respectively, versus the comparable periods in 2004.  Both quarterly and year-to-date variations reflect the payment of U.K. payroll tax penalties and reallocated internal audit costs from the segments to Corporate.

These items contributed to the overall Corporate and Other pretax loss of $51 million in second quarter 2005 versus a loss of $32 million in the same period last year.  Year-to-date losses were $75 million and $54 million in 2005 and 2004, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the first half of 2005 and 2004 are as follows:

(millions) As of June 30,	2005	2004
Insurance Underwriting operating cash flows	$107	$198
Change in funds held on behalf of brokerage and consulting clients	200	150
All other operating cash flows	243	338
Cash provided by operating activities	$550	$686

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident & health and life and warranty, credit, and property & casualty businesses. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $107 million for the first half 2005, down $91 million compared to 2004, primarily due to the timing of tax payments. In the first six months of 2005, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $1,595 million compared to $1,625 million in 2004.  Investment and other miscellaneous income received was $94 million and $77 million in the first half 2005 and 2004, respectively.  Investment income improved in 2005 due to favorable interest rates and an increase in invested assets.  Additionally, we moved to longer-term, higher yield investments.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions and general expenses and taxes.  Claims and other cash benefits paid were $691 million in 2005 versus $688 million in the first six months 2004.  Commissions and general expenses paid were $767 million for the first six months 2005, compared to $769 million in 2004.  Tax payments for the first half 2005 were $124 million compared to $47 million last year.  Tax payments rose in the first half 2005 due to the sale of virtually all our Endurance common stock investment, which occurred late in 2004.

We will invest and use operating cash flows to satisfy future benefits to policyholders, and when appropriate, make them available to pay dividends to the Aon parent company. During the first six months 2005,

Combined Insurance Company of America, one of our major insurance underwriting subsidiaries, declared and paid a cash dividend of $95 million to Aon.

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

Our insurance subsidiaries’ policy liabilities are segmented among multiple accident and health and property casualty portfolios. Those portfolios have widely varying estimated durations and interest rate characteristics. Generally, our policy liabilities are not subject to interest rate volatility risk. Therefore, in many of the portfolios, asset and policy liability duration are not closely matched. Interest rate sensitive policy liabilities are generally supported by floating rate assets.

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

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $243 million in the first half 2005 compared to $338 million in 2004.  These amounts exclude the change in funds held on behalf of clients for the first six months of approximately $200 million in 2005 and $150 million in 2004, as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses, and income taxes. Comparing the first half of 2005 to the first half of 2004, the net decrease in cash from our Risk and Insurance Brokerage Services and Consulting segments and related corporate items of $95 million was primarily affected by the timing of income tax payments and revenue declines.

Aon uses the excess cash generated by our brokerage and consulting businesses to meet its liquidity needs, which consist primarily of servicing its debt and for paying dividends to its stockholders.

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) of $550 million for:

•                  investing activities of $342 million. The cash flows used by investing activities included purchases of investments, net of sales, of $248 million and acquisitions, principally made by our international brokerage operations, of $52 million. Additionally, our investing activities included capital expenditures, net of disposals, of $51 million, and proceeds from the sale of operations of $9 million.

•                  financing needs of $341 million. Financing uses primarily included cash dividends paid to shareholders of $97 million and long-term debt repayments, net of issuances, of $276 million, which were partially offset by short term borrowings of $20 million.

Financial Condition

Since year-end 2004, total assets decreased $439 million to $27.9 billion.

Total investments at June 30, 2005 were $8.6 billion, an increase of $142 million from December 31, 2004.   The increase is due to an increase in short-term investments held on behalf of clients.  Fixed maturities increased $408 million during the first six months of 2005 to $3.9 billion, with a corresponding decrease in short-term investments held by our underwriting units.  Approximately 94% of Aon’s investment portfolio at quarter end was in short-term and fixed maturities, with 97% of our fixed maturities rated investment grade.

The following chart details our investments by type at June 30, 2005:

	Amount Shown
	in Statement	Percentage
	of Financial	of Total
(millions)	Position	Investments

Fixed maturities - available for sale:
US government and agencies	$414	5%
States and political subdivisions	137	1
Debt securities of foreign governments not classified as loans	1,721	20
Corporate securities	1,229	14
Public utilities	151	2
Mortgage-backed and asset-backed securities	238	3
Total Fixed Maturities	3,890	45
Equity securities - available for sale:
Common stocks:
Public Utilities	1	0
Industrial, miscellaneous and all other	33	1
Non-redeemable preferred stocks	1	0
Total Equity Securities	35	1

Policy loans	59	1
Other long-term investments
Endurance Warrants	95	1
PEPS I Preferred Stock	185	2
Other	170	2
Total Other Long-Term Investments	450	5
Total Other Investments	509	6

Short-term investments	4,161	48

TOTAL INVESTMENTS	$8,595	100%

Risk and Insurance Brokerage Services and Consulting receivables decreased $333 million in the first six months of 2005 primarily the result of the timing of cash receipts.  Insurance premiums payable decreased $70 million over the same period.  This decrease primarily reflects the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

Other assets increased $137 million from December 31, 2004.  Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes and assets of discontinued operations and those held for sale.  The increase is caused by slightly higher prepaid premiums, the reclassification of Swett & Crawford’s assets, and prepaid pension assets.

Policy liabilities increased $64 million, driven by a small increase in future policy benefits.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at June 30, 2005 was $1,852 million, a decrease of $265 million from December 31, 2004.  Notes payable decreased by $285 million due to a scheduled payment during the second quarter.

At June 30, 2005, we had a $600 million committed bank credit facility to support commercial paper and other short-term borrowings.  This three-year facility was agreed to in February 2005.  This facility also allows us to issue up to $150 million in letters of credit.  At June 30, 2005, we had $20 million in letters of credit outstanding.

We also have several foreign credit facilities available.  At June 30, 2005, we had available to us:

•                  a new €650 million multi-currency facility effective in February 2005, which includes a €325 million three-year and €325 million five-year facility.  See Note 7 to the consolidated financial statements in our 2004 Form 10-K for further discussion on both the U.S. and Euro facilities;

•                  a 364-day £45 million facility and a 10 million Canadian dollar facility, both of which expire in September 2005; and

•                  a €20 million open-ended facility.

The major rating agencies’ ratings of our debt at August 3, 2005 appear in the table below.

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor’s (S&P)	BBB+	Negative	A-2	Negative
Moody’s Investor Services	Baa2	Stable	P-2	Stable
Fitch, Inc.	BBB+	Negative	F-2	Negative

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

In August 2005, Fitch reaffirmed the above ratings and outlook.

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

Stockholders’ Equity

Stockholders’ equity increased $148 million during the first six months 2005 to $5,251 million, mainly reflecting net income before preferred dividends of $391 million, which was partially offset by dividends paid to stockholders of $97 million, and an increase in foreign exchange losses of $186 million.

Accumulated other comprehensive loss increased $196 million since December 31, 2004.  Net unrealized investment gains increased $19 million during first six months 2005.  Net derivative losses rose $29 million over year-end 2004.  Net foreign exchange translation worsened by $186 million because of the strengthening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.  We will no longer provide deferred taxes on the cumulative translation adjustment of our foreign subsidiaries to the extent the earnings of those subsidiaries are deemed to be permanently reinvested.

Our total debt and preferred securities as a percentage of total capital was 26.6% at June 30, 2005 compared to 29.8% at year-end 2004.

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

Premium Financing

Some of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions.  Subject to certain limitations, agreements allow us to sell to these conduit vehicles will expire at various dates through June 2008.  As of June 30, 2005, the maximum commitment contained in these agreements was $1.9 billion.

Under the agreements, the receivables are sold to the conduits.  Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we formerly guaranteed.  In January 2005, we eliminated the percentage guarantee for the European facility, replacing it with other collateral enhancements.  In April and June 2005, we did the same for the U.S. and Australian facilities, respectively.  In January 2005, the Canadian facility was amended, reducing the ratings trigger and adding the financial covenants from the credit facility.  In June

2005, the Australian facility was renewed, and the facility was increased by A$50 million.  In July 2005, the U.S. facility was amended, extending the facility to July 2006 and reducing its size by $100 million.

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

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade.  As part of this transaction, the insurance companies had been required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated less than investment grade.  Beginning in July 2004, Aon Parent assumed this responsibility.  Approximately $6 million of these commitments were funded in the first six months of 2005.

As of June 30, 2005, the unfunded commitments amounted to $54 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

The assets, liabilities and operations of PEPS I are not included in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment writedowns of $59 million, equal to the original cost of one tranche.  The preferred stock interest represents a beneficial interest in securitized limited partnership investments.  The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I.  These preferred stock interests have an unrealized investment gain as of June 30, 2005.  Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers the:

•                  value of the underlying limited partnership investments of PEPS I and

•                  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors and federal regulators, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, the difference in ultimate paid claims in our underwriting companies from actuarial estimates.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling a sufficient amount of U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At June 30, 2005, we hedged 46% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months.  We do not generally hedge exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates.  First six months 2005 earnings per share were positively impacted by $0.04 related to translation gains and $0.04 related to currency hedging gains.

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

Our underwriting companies’ fixed income investment portfolios are subject to credit risk.   The reduction of a fixed income security’s credit rating will adversely affect the price of the security.   The credit quality of

Aon’s fixed income portfolio is high.  The portfolio maintains an “Aa” average credit rating.  The fixed maturity portfolio credit profile is monitored daily and evaluated regularly.

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

Changes in internal control over financial reporting.  There was no change in Aon’s internal control over financial reporting during second quarter 2005 that has materially affected, or is reasonably likely to materially affect, Aon’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

The condensed consolidated financial statements at June 30 2005, and for the six months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon’s independent registered public accounting firm, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aon Corporation

We have reviewed the condensed consolidated statement of financial position of Aon Corporation (the Company) as of June 30, 2005 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Aon Corporation as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 9, 2005 we expressed an unqualified opinion on those consolidated financial statements that included an explanatory paragraph regarding the Company’s changes in its method of calculating earnings per share in 2004 and its accounting for involvement with certain variable interest entities in 2003. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP

Chicago, Illinois
August 2, 2005

PART II

OTHER INFORMATION

ITEM 1.		LEGAL PROCEEDINGS

See Note 14 (Contingencies) to the condensed consolidated financial statements.

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The Annual Meeting of Stockholders of the Registrant was held on May 20, 2005 (the “Annual Meeting”).

	(b)	Not applicable.

	(c)	Certain matters voted upon at the Annual Meeting and the votes cast with respect to such matters are as follows:

	(i)	Election of Directors

Name	For	Withheld
Patrick G. Ryan	265,101,056	21,047,522
Gregory C. Case	280,354,048	5,794,530
Edgar D. Jannotta	260,148,298	26,000,280
Jan Kalff	266,236,361	19,912,217
Lester B. Knight	260,051,007	26,097,571
J. Michael Losh	266,161,948	19,986,630
R. Eden Martin	264,478,366	21,670,212
Andrew J. McKenna	252,141,362	34,007,216
Robert S. Morrison	259,899,593	26,248,985
Richard C. Notebaert	259,654,008	26,494,570
John W. Rogers Jr.	265,237,292	20,911,286
Gloria Santona	259,855,517	26,293,061
Dr. Carolyn Y. Woo	267,113,632	19,034,946

(ii)	Ratification of selection of Ernst & Young LLP as accountants for the 2005 fiscal year

For	Against	Abstain
279,801,591	4,180,692	2,166,295

ITEM 6.	EXHIBITS

Exhibits – The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

August 5, 2005	/s/ David P. Bolger
DAVID P. BOLGER
EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER, AND
CHIEF ADMINISTRATIVE OFFICER
(Principal Financial and Accounting Officer)

Aon CORPORATION

Exhibit Number

In Regulation S-K

Item 601 Exhibit Table

10.1	Employment Agreement dated as of July 15, 2005 between Aon Corporation and Andrew M. Appel.

12	Statements regarding Computation of Ratios

(a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.
(b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code