Form 10-Q
period 2005-09-30
AON CORP
filed 2005-11-08
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Number of shares of common stock outstanding:

No. Outstanding
Class	as of 9-30-05

$1.00 par value Common	320,014,191

Part 1

Financial Information

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Sept. 30, 2005	Dec. 31, 2004
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$4,150	$3,482
Equity securities at fair value	36	40
Short-term investments	4,088	4,448
Other investments	506	483
Total Investments	8,780	8,453
Cash	433	570
Receivables
Risk and insurance brokerage services and consulting	7,181	8,235
Other receivables	1,676	1,645
Total Receivables	8,857	9,880
Deferred Policy Acquisition Costs	1,110	1,137
Goodwill	4,428	4,611
Other Intangible Assets	118	133
Property and Equipment, net	552	660
Other Assets	2,937	2,885
TOTAL ASSETS	$27,215	$28,329

LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Premiums Payable	$8,997	$9,775
Policy Liabilities
Future policy benefits	1,643	1,542
Policy and contract claims	1,902	1,854
Unearned and advance premiums and contract fees	2,893	2,979
Other policyholder funds	20	18
Total Policy Liabilities	6,458	6,393
General Liabilities
General expenses	1,394	1,557
Short-term borrowings	41	2
Notes payable	1,846	2,115
Pension, post-employment and post-retirement liabilities	1,503	1,528
Other liabilities	1,647	1,806
TOTAL LIABILITIES	21,886	23,176
Commitments and Contingent Liabilities
Redeemable Preferred Stock	—	50
Stockholders’ Equity
Common stock - $1 par value	342	339
Paid-in additional capital	2,528	2,386
Accumulated other comprehensive loss	(913)	(681)
Retained earnings	4,397	4,031
Less - Treasury stock at cost	(783)	(783)
Deferred compensation	(242)	(189)
TOTAL STOCKHOLDERS’ EQUITY	5,329	5,103
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,215	$28,329

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Third Quarter Ended		Nine Months Ended
(millions except per share data)	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004

Revenue
Brokerage commissions and fees	$1,585	$1,603	$4,927	$5,037
Premiums and other	732	693	2,148	2,101
Investment income	73	51	239	200
Total revenue	2,390	2,347	7,314	7,338

Expenses
General expenses	1,697	1,684	5,071	5,120
Benefits to policyholders	402	379	1,176	1,154
Depreciation and amortization	80	77	209	228
Interest expense	29	32	94	101
Provision for New York and other state settlements	1	—	4	—
Total expenses	2,209	2,172	6,554	6,603

Income from continuing operations before income tax	181	175	760	735
Provision for income tax	60	62	262	263
Income from continuing operations	121	113	498	472

Discontinued operations
Income (loss) from discontinued operations	2	12	25	(4)
Income tax provision	1	3	10	3
Income (loss) from discontinued operations, net of tax	1	9	15	(7)

Net income	$122	$122	$513	$465
Preferred stock dividends	(1)	(1)	(2)	(2)
Net income available for common stockholders	$121	$121	$511	$463

Basic net income per share
Income from continuing operations	$0.37	$0.35	$1.54	$1.47
Discontinued operations	—	0.03	0.05	(0.02)
Net income	$0.37	$0.38	$1.59	$1.45

Diluted net income per share
Income from continuing operations	$0.36	$0.33	$1.48	$1.41
Discontinued operations	—	0.03	0.04	(0.02)
Net income	$0.36	$0.36	$1.52	$1.39

Cash dividends per share paid on common stock	$0.15	$0.15	$0.45	$0.45

Diluted average common and common equivalent shares outstanding	342.7	337.4	339.4	336.6

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
(millions)	2005	2004

Cash Flows from Operating Activities:
Net income	$513	$465
Adjustments to reconcile net income to cash provided by operating activities
(Gain)/loss on sale of discontinued operations	(1)	21
Insurance operating assets and liabilities, net of reinsurance	148	191
Amortization of intangible assets	37	45
Depreciation and amortization of property, equipment and software	172	188
Income taxes	(37)	11
Special and unusual charges and purchase accounting liabilities	8	(27)
Valuation changes on investments, income on disposals and impairments	(1)	(41)
Other receivables and liabilities - net	22	38
Cash Provided by Operating Activities	861	891

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	341	112
Calls and prepayments	165	72
Sales	1,462	708
Equity securities	6	8
Other investments	25	79
Purchase of investments
Fixed maturities	(2,709)	(1,383)
Equity securities	(3)	(1)
Other investments	(18)	(28)
Short-term investments - net	265	(239)
Acquisition of subsidiaries	(58)	(59)
Proceeds from sale of operations	9	48
Property and equipment and other - net	(87)	(43)
Cash Used by Investing Activities	(602)	(726)

Cash Flows from Financing Activities:
Issuance of common stock	41	18
Redemption of preferred stock	(50)	—
Issuance of short-term borrowings - net	39	13
Issuance of notes payable	305	121
Repayment of notes payable	(583)	(316)
Cash dividends to stockholders	(145)	(144)
Cash Used in Financing Activities	(393)	(308)

Effect of Exchange Rate Changes on Cash	(3)	(1)
Decrease in Cash	(137)	(144)
Cash at Beginning of Period	570	540
Cash at End of Period	$433	$396

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon”) considers necessary for a fair presentation.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2004 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except that deferred taxes are no longer provided on the cumulative foreign currency translation adjustment of foreign subsidiaries to the extent the earnings of those subsidiaries are deemed to be permanently reinvested.  See Note 13 for further information.

Certain amounts in the 2004 condensed consolidated financial statements relating to discontinued operations have been reclassified to conform to their 2005 presentation.

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

		Third quarter ended September 30,		Nine months ended September 30,
(millions except per share data)		2005	2004	2005	2004

Net income, as reported		$122	$122	$513	$465
Add:	Stock-based compensation expense included
	in reported net income, net of tax	11	7	34	21
Deduct:	Stock-based compensation expense
	determined under fair value based method
	for all awards and options, net of tax	12	12	41	33
Pro forma net income		$121	$117	$506	$453

Net income per share:
Basic
As reported		$0.37	$0.38	$1.59	$1.45
Pro forma		$0.37	$0.36	$1.57	$1.41

Diluted
As reported		$0.36	$0.36	$1.52	$1.39
Pro forma		$0.36	$0.34	$1.50	$1.35

Endurance Warrants and Common Stock Investment

In December 2001, Aon invested $227 million in Endurance Specialty Holdings, Ltd. (“Endurance”), a Bermuda-based insurance and reinsurance company.  During 2004, Aon sold virtually all of its common stock investment in Endurance, including 1.4 million shares in first quarter 2004 which resulted in a pretax gain of approximately $11 million.  In second quarter 2005, Aon sold its remaining common stock investment, approximately 110,000 shares, resulting in pretax gain of approximately $1 million.

In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allow Aon to purchase additional Endurance common stock through December 2011.  These warrants meet the definition of a derivative, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.  With the assistance of an independent third party, Aon valued the warrants using the Black-Scholes pricing methodology and determined the warrants had a fair value of approximately $82 million, $80 million and $71 million as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively.  The change in the fair value of the warrants was a decrease of $13 million for both quarters ended September 30, 2005 and 2004, and an increase of $2 million and a decrease of $9 million for the nine months ended September 30, 2005 and 2004, respectively.

The assumptions used to value the Endurance stock purchase warrants were as follows:

	September 30,	December 31,	September 30,
	2005	2004	2004
• Maturity (in years)	6.21	6.96	7.21
• Spot Price	$28.90	$29.31	$27.09
• Risk Free Interest Rate	4.75%	4.40%	4.32%
• Dividend Yield	0.00%	0.00%	0.00%
• Volatility	28%	17%	16%
• Exercise Price	$12.12	$13.20	$13.20

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

The change in fair value during the period was recognized in investment income in the Corporate and Other segment.  The future value of the warrants may vary considerably from the value at September 30, 2005 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

2.             Accounting and Disclosure Changes

In October 2004, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share.  Contingent convertible instruments are generally convertible into common shares of an issuer after the common stock price has exceeded a predetermined threshold for a specific time period.  EITF 04-8 requires that contingent convertible instruments be included in diluted earnings per share computations (if dilutive) regardless of whether the market price trigger (or other contingent feature) has been met.  EITF 04-8 was effective for reporting periods ending after December 15, 2004.  Prior period diluted earnings per share amounts presented for comparative purposes were required to be restated.

Aon’s 3.5% convertible debt securities, which were issued in November 2002 and are due November 2012, are contingently convertible.  To comply with the requirements of EITF 04-8, Aon has adjusted its nine months 2004 diluted earnings per share, reducing the amount initially reported for nine months from $1.40 to $1.39.  Third quarter 2004 diluted earnings per share included the dilutive impact of the convertible debt securities because the closing price of Aon’s common stock exceeded the price trigger for the requisite period.

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

Statement No. 123 (R) was to be effective as of the beginning of the first interim period that begins after June 15, 2005.  In April 2005, the Securities and Exchange Commission (“SEC”) amended the effective date to the beginning of the next fiscal year after June 15, 2005.  As a result, Aon will be required to adopt Statement No. 123 (R) in first quarter 2006.  Aon is currently evaluating the Statement’s transition methods and does not expect this Statement to have an effect materially different from the pro forma Statement No. 123 disclosures provided in Note 1.

In connection with accounting guidance issued by the Institute of Chartered Accountants in the U.K., Aon, like others in the industry, reassessed whether, and to what extent, its U.K. businesses have legal obligations to provide future claims handling and administrative services for brokerage clients in the U.K.  With the assistance of outside legal counsel, Aon performed a detailed factual and legal review of each different business and each of several classes of clients that was completed in October 2005.  Where a legal obligation was determined to exist, the Company estimated and accrued the costs of such an obligation.  The liability recorded during the third quarter was $22 million.

Also in connection with accounting guidance issued by the Institute of Chartered Accountants in the U.K., Aon refined techniques used to estimate revenues on installment policies in the U.K.  This change in estimate resulted in a one time $23 million increase to Aon's revenue.

3.             Income Per Share

Income per share is calculated as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions except per share data)	2005	2004	2005	2004
Basic net income:
Income from continuing operations	$121	$113	$498	$472
Income (loss) from discontinued operations, net of tax	1	9	15	(7)
Net income	122	122	513	465
Preferred stock dividends	(1)	(1)	(2)	(2)
Net income for basic per share calculation	$121	$121	$511	$463

Diluted net income:
Income from continuing operations	$121	$113	$498	$472
Income (loss) from discontinued operations, net of tax	1	9	15	(7)
Net income	122	122	513	465
Interest expense on convertible debt securities, net of tax	2	2	5	5
Preferred stock dividends	(1)	(1)	(2)	(2)
Net income for diluted per share calculation	$123	$123	$516	$468

Basic shares outstanding	323	320	322	319
Effect of convertible debt securities	14	14	14	14
Common stock equivalents	6	3	3	4
Diluted potential common shares	343	337	339	337
Basic net income per share:
Income from continuing operations	$0.37	$0.35	$1.54	$1.47
Discontinued operations	—	0.03	0.05	(0.02)
Net income	$0.37	$0.38	$1.59	$1.45
Diluted net income per share:
Income from continuing operations	$0.36	$0.33	$1.48	$1.41
Discontinued operations	—	0.03	0.04	(0.02)
Net income	$0.36	$0.36	$1.52	$1.39

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 14 million and 21 million at September 30, 2005 and 2004, respectively.  For nine months ended September 30, 2005 and 2004, the number of options excluded was 21 million and 19 million, respectively.

As a result of the ratification of EITF No. 04-8, Aon is required to include in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met.  Aon’s 3.5% convertible debt securities, issued in November 2002, may be converted into a maximum of 14 million shares of Aon common stock, and these shares have been included in the computation of diluted net income per share.  Nine months 2004 diluted net income per share computation has been adjusted for the effects of EITF No. 04-8 (see Note 2, Accounting and Disclosure Changes, for further information).

4.             Comprehensive Income

The components of comprehensive income, net of tax, for the third quarter and nine months ended September 30, 2005 and 2004 are as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2005	2004	2005	2004
Net income	$122	$122	$513	$465
Net derivative losses	(11)	(17)	(40)	(27)
Net unrealized investment gains (losses)	(20)	40	(1)	30
Net foreign exchange gains (losses)	(5)	40	(191)	(9)
Comprehensive income	$86	$185	$281	$459

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	September 30, 2005	December 31, 2004

Net derivative gains	$—	$40
Net unrealized investment gains	61	62
Net foreign exchange translation	(70)	121
Net additional minimum pension liability	(904)	(904)
Accumulated other comprehensive loss	$(913)	$(681)

5.             Business Segments

Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting.  A fourth segment, Corporate and Other, when aggregated with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying condensed consolidated financial statements.

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail, reinsurance and wholesale brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, claims services, and premium financing.  In third quarter 2005, Aon reclassified the operating results of Swett & Crawford, its U.S.-based wholesale brokerage unit, to discontinued operations (see Note 10 for further information).  During 2004, Aon sold essentially all of its claims services businesses.  The Consulting segment provides a full range of human capital management services delivered predominantly to corporate clientele utilizing six major practices: employee benefits, human resource outsourcing, compensation, management consulting, communications and strategic human resource consulting.  The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty, credit and select property and casualty insurance products.  Corporate and Other segment revenue consists primarily of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities, and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments.  Corporate and Other segment general expenses include administrative and certain information technology costs.

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

Revenue from continuing operations for Aon’s segments is as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2005	2004	2005	2004
Risk and Insurance Brokerage Services	$1,283	$1,289	$3,973	$4,068
Consulting	295	300	919	906
Insurance Underwriting	827	779	2,432	2,365
Corporate and Other	—	(6)	35	48
Intersegment revenues	(15)	(15)	(45)	(49)
Total revenue	$2,390	$2,347	$7,314	$7,338

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

	Risk and Insurance				Insurance
Third quarter ended Sept. 30:	Brokerage Services		Consulting		Underwriting
(millions)	2005	2004	2005	2004	2005	2004
Revenue
United States	$508	$531	$173	$188	$570	$530
United Kingdom	260	256	52	52	97	102
Continent of Europe	247	256	37	33	87	75
Rest of World	268	246	33	27	73	72
Total revenue	$1,283	$1,289	$295	$300	$827	$779

Income before income tax	$138	$131	$15	$29	$84	$67

	Risk and Insurance				Insurance
Nine months ended Sept. 30:	Brokerage Services		Consulting		Underwriting
(millions)	2005	2004	2005	2004	2005	2004
Revenue
United States	$1,427	$1,606	$530	$553	$1,631	$1,584
United Kingdom	754	745	155	154	283	357
Continent of Europe	999	981	138	115	260	203
Rest of World	793	736	96	84	258	221
Total revenue	$3,973	$4,068	$919	$906	$2,432	$2,365

Income before income tax	$586	$565	$70	$83	$235	$193

Selected information for Aon’s Corporate and Other segment follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
(millions)	2005	2004	2005	2004
Revenue:
Income (loss) from marketable equity securities and other investments:
Income (loss) from change in fair value of Endurance warrants	$(13)	$(13)	$2	$(9)
Equity earnings – Endurance	—	4	—	38
Other	9	2	24	7
	(4)	(7)	26	36
Limited partnership investments	—	—	1	6
Net gain on disposals and related expenses:
Gain on sale of Endurance stock	—	—	1	11
Impairment write-downs	(2)	—	(8)	(2)
Other	6	1	15	(3)
	4	1	8	6
Total revenue	—	(6)	35	48
Expenses:
General expenses	27	14	72	53
Interest expense	29	32	94	101
Total expenses	56	46	166	154
Loss before income tax	$(56)	$(52)	$(131)	$(106)

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

The changes in the net carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

	Risk and
	Insurance
	Brokerage		Insurance
(millions)	Services	Consulting	Underwriting	Total
Balance as of December 31, 2004	$3,991	$375	$245	$4,611
Goodwill acquired	48	—	—	48
Goodwill related to disposals	(1)	—	—	(1)
Foreign currency revaluation	(231)	3	(2)	(230)
Balance as of September 30, 2005	$3,807	$378	$243	$4,428

Other intangible assets are classified into three categories:

•      “Customer Related and Contract Based” intangible assets include client lists as well as non-compete covenants;

•      “Present Value of Future Profits” intangible assets represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•      “Marketing, Technology and Other” intangible assets are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of September 30, 2005
Gross carrying amount	$211	$86	$176	$473
Accumulated amortization	180	75	100	355
Net carrying amount	$31	$11	$76	$118

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of December 31, 2004
Gross carrying amount	$218	$87	$158	$463
Accumulated amortization	176	67	87	330
Net carrying amount	$42	$20	$71	$133

Amortization expense for intangible assets for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $49 million, $39 million, $20 million, $15 million and $14 million, respectively.

7.             Restructuring Charges

2005 Restructuring Plan

On August 2, 2005, the Company announced that it was reviewing the revenue potential and cost structure of each of its businesses.  The Company has completed a portion of this review and has adopted restructuring initiatives that are expected to result in cumulative pretax charges totaling approximately $250 million, including employee termination and lease consolidation costs, asset impairments, and other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in general expenses and depreciation and amortization.

Third Quarter 2005 Activity

During third quarter 2005, restructuring and related expenses totaled $35 million, including $15 million in lease consolidation costs, which reflects losses recorded for space that was vacated in the third quarter in the U.K. and United States.  Also included in third quarter 2005 expenses are $15 million of asset impairments, primarily reflecting the decision to discontinue the Company’s automated client renewal software program in the U.K.  The remaining $5 million in restructuring costs includes employee termination costs of $2 million and other costs associated with the restructuring, such as consulting fees.   Below is a summary of third quarter 2005 restructuring and related expenses:

(millions)	Third Quarter 2005
Employee termination	$2
Asset impairments	15
Lease consolidation	15
Other costs associated with restructuring	3
Total restructuring and related expenses	$35

As of September 30, 2005, the Company’s restructuring liabilities are as follows:

(millions)	Balance at June 30, 2005	Expensed	Cash Paid	Balance at September 30, 2005
Employee termination	$—	$2	$(1)	$1
Lease consolidation	—	15	—	15
Other costs	—	3	(1)	2
Total	$—	$20	$(2)	$18

Activity Subsequent to September 30, 2005

On October 5, 2005, Aon notified its U.K. employees that up to 750 positions would be eliminated as part of this restructuring initiative. The estimated costs of this component of the plan are $54 million.  Severance costs will be principally expensed commensurate with the employee’s remaining service period.

Restructuring Charges – Prior Years

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (A&A) and Bain Hogg.  For third quarter and nine months 2005, Aon made payments of $1 million and $4 million, respectively, for these liabilities.  The remaining liability of $27 million is for lease abandonments and other exit costs, and is being paid out over several years as planned.

The following table sets forth recent activity relating to these liabilities:

(millions)
Balance at December 31, 2003	$40
Cash payments in 2004	(9)
Cash payments in 2005	(4)
Balance at September 30, 2005	$27

Aon’s unpaid liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

8.             Capital Stock

During the first nine months of 2005, Aon issued 2,629,000 shares of common stock for employee benefit plans and 553,000 shares in connection with the employee stock purchase plan.  There were 22.4 million shares of common stock held in treasury at September 30, 2005, all of which are restricted as to their reissuance.

9.             Redeemable Preferred Stock

At December 31, 2004, one million shares of redeemable preferred stock were outstanding.  These shares were redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share, plus accrued but unpaid dividends to the date of redemption, beginning one year after the death of the last of the original two holders, which occurred in September 2004.  In July 2005, Aon notified the holders of its intention to redeem all of the outstanding shares of redeemable preferred stock and completed the redemption in September 2005.

10.           Disposal of Operations

In fourth quarter 2004, Aon sold Cambridge Integrated Services Group (“Cambridge”), its U.S. claims services business, which was included in the Risk and Insurance Brokerage Services segment, to Scandent Holdings Mauritius Limited (“SHM”), for $90 million in cash plus convertible preferred stock in SHM valued at $15 million.  Because of Aon’s convertible preferred stock holding and other factors, the results of Cambridge prior to the sale date and the pretax gain on the sale of this business remain in continuing operations.

Discontinued Operations

In first quarter 2005, Aon announced its intention to divest Swett & Crawford, its U.S.-based wholesale insurance brokerage unit, which had been included in the Risk and Insurance Brokerage Services segment. In September 2005, Aon announced that it had signed a definitive agreement to sell this operation.  Operating results for the three and nine month periods ended September 30, 2005 and 2004 have been reclassified to discontinued operations.  In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has reclassified the assets and liabilities of this unit to other assets and other liabilities, respectively, in the September 30, 2005 and December 31, 2004 condensed consolidated statements of financial position.  Goodwill has been allocated to Swett & Crawford based on an estimate of its fair value compared to the fair value of the reporting unit in which it is included.  Assets and liabilities reclassified were $429 million and $295 million, respectively, at September 30, 2005 and $511 million and $406 million, respectively, at December 31, 2004.  The sale of Swett & Crawford is expected to produce a pretax gain.

In first quarter 2004, Aon committed to sell certain of its U.K. claims services businesses which were included in the Risk and Insurance Brokerage Services segment.  The sale of these businesses was completed in early second quarter 2004, and resulted in a pretax loss of $24 million.  Also during first quarter 2004, Aon sold a non-core Consulting subsidiary for a pretax gain of $5 million.

In second quarter 2004, Aon committed to sell its U.K. reinsurance brokerage runoff unit which was included in the Risk and Insurance Brokerage Services segment.  This operation was sold in early third quarter 2004, resulting in a pretax gain of $3 million.  In third quarter 2004, Aon committed to sell a small non-core U.S. brokerage unit which was included in the Risk and Insurance Brokerage Services segment.  This operation was sold in fourth quarter 2004.  In third quarter 2004, Aon recorded a pretax loss of $4 million on the revaluation of this business.

The operating results of all these businesses were classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	Third quarter ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2005	2004	2005	2004

Revenues:
Swett & Crawford	$50	$55	$155	$172
U.K. businesses	—	—	—	29
Brokerage unit	—	1	—	3
Total	$50	$56	$155	$204

Pretax gain (loss):
Operations:
Swett & Crawford	$2	$13	$28	$35
U.K. businesses	—	—	—	(16)
Brokerage unit	—	—	—	(2)
Automotive finance servicing business	—	—	—	(1)
	2	13	28	16

Revaluation:
U.K. businesses	—	3	(3)	(21)
Brokerage unit	—	(4)	—	(4)
Consulting business	—	—	—	5
	—	(1)	(3)	(20)
Total pretax loss	$2	$12	$25	$(4)

After-tax gain (loss):
Operations	$1	$8	$17	$9
Revaluation	—	1	(2)	(16)
Total	$1	$9	$15	$(7)

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

During second quarter 2005, Aon settled certain of these liabilities.  The settlements had no material effect on the consolidated financial statements, as the reduction of claim liabilities were offset by a reduction in cash and investments and reinsurance recoverables.

As of September 30, 2005, the liabilities associated with the foregoing indemnities are included in other liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $83 million.  Reinsurance recoverables and other assets related to these liabilities are $91 million.

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

Based on current estimates, management believes that the established liabilities for the A&A discontinued operations are sufficient.

11.           Net Periodic Benefit Cost

The following table provides the components of net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) Third quarter ended September 30:	2005	2004	2005	2004
Service cost	$15	$17	$—	$—
Interest cost	23	21	1	1
Expected return on plan assets	(24)	(23)	—	—
Amortization of prior service cost	(1)	—	—	—
Amortization of net loss	9	5	—	—
Net periodic benefit cost	$22	$20	$1	$1

	Pension Benefits		Other Benefits
(millions) Nine months ended September 30:	2005	2004	2005	2004
Service cost	$46	$50	$2	$2
Interest cost	70	64	3	3
Expected return on plan assets	(70)	(69)	—	—
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of net loss	29	16	—	—
Net periodic benefit cost	$74	$60	$4	$4

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located in the U.K. and The Netherlands:

	Pension Benefits
	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2005	2004	2005	2004
Service cost	$15	$16	$46	$48
Interest cost	48	46	149	138
Expected return on plan assets	(46)	(41)	(140)	(123)
Amortization of prior service cost	1	—	1	—
Amortization of net loss	17	17	53	52
Net periodic benefit cost	$35	$38	$109	$115

Employer Contribution

Aon previously disclosed in its 2004 financial statements that it expected to contribute $47 million in 2005 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $7 million to fund other postretirement benefit plans.  As of September 30, 2005, contributions of $103 million have been made to the U.S. pension plans and $5 million to other postretirement benefit plans.  Aon currently expects to contribute a minimum of $104 million in 2005 to its U.S. pension plans and $6 million to its postretirement benefit plans.

Aon previously disclosed in its 2004 financial statements that it expected to contribute $155 million in 2005 to its major international defined benefit pension plans.  Based on current rules and assumptions, Aon now plans to contribute $160 million to its major international defined pension plans during 2005.  As of September 30, 2005, $124 million has been contributed.

12.           Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss as of September 30, 2005.

	Investment Grade
	0-6	6 -12	> 12
($ in millions)	Months	Months	Months	Total

FIXED MATURITIES
U.S. Government & Agencies
# of positions	36	18	10	64
Fair Value	$129	$161	$74	$364
Amortized Cost	130	165	77	372
Unrealized Loss	(1)	(4)	(3)	(8)
States & Political Subdivisions
# of positions	21	5	2	28
Fair Value	$73	$4	$6	$83
Amortized Cost	74	4	6	84
Unrealized Loss	(1)	—	—	(1)
Foreign Government
# of positions	76	45	14	135
Fair Value	$554	$328	$138	$1,020
Amortized Cost	559	335	142	1,036
Unrealized Loss	(5)	(7)	(4)	(16)
Corporate
# of positions	333	114	40	487
Fair Value	$649	$224	$111	$984
Amortized Cost	656	229	116	1,001
Unrealized Loss	(7)	(5)	(5)	(17)
Mortgage & Asset Backed
# of positions	226	103	13	342
Fair Value	$226	$68	$18	$312
Amortized Cost	228	69	19	316
Unrealized Loss	(2)	(1)	(1)	(4)
TOTAL FIXED MATURITIES
# of positions	692	285	79	1,056
Fair Value	$1,631	$785	$347	$2,763
Amortized Cost	1,647	802	360	2,809
Unrealized Loss	(16)	(17)	(13)	(46)

% of Total Unrealized Loss	35%	37%	28%	100%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade.  Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $46 million gross unrealized loss at September 30, 2005, and is subject to interest rate, market, and credit risks.

No single position had an unrealized loss greater than $2 million. With a carrying value of $4,150 million at September 30, 2005, our total fixed-maturity portfolio is approximately 97% investment grade based on market value.  Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non- publicly-traded fixed maturity portfolio had a carrying value of $358 million, including $2 million remaining in notes received from Private Equity Partnership Structures I, LLC, (“PEPS I”) on December 31, 2001 related to the securitization of limited partnerships and $100 million in notes issued by PEPS I to Aon since December 2001.  Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded.  This portfolio had no gross unrealized loss at September 30, 2005, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon reviews invested assets with material unrealized losses each quarter.  Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Aon’s 2004 Annual Report on Form 10-K for further information.

13.           Taxes

Aon’s effective tax rate on continuing operations for the third quarter and nine months ended September 30, 2005 was 33.1% and 34.5%, respectively.  Several one-time items have impacted Aon’s 2005 year-to-date effective tax rate on continuing operations.  Favorable tax adjustments of $6 million (quarter) and $32 million (year-to-date) due to the resolution of tax examination issues or changes in estimates of tax contingencies were offset by deferred tax adjustments which relate to prior periods of $20 million (year-to-date).

U.S. deferred income taxes are provided on unremitted foreign earnings except those that are considered to be permanently reinvested.  In second quarter 2005, management decided that Aon would permanently reinvest primarily all undistributed earnings of Aon’s foreign subsidiaries.  The impact of this decision did not have a material effect on Aon’s net income.  Prior to this decision, Aon provided, as a component of Other Comprehensive Income (“OCI”), the required deferred tax liability resulting from the cumulative foreign currency translation adjustment (“CTA”) on these foreign subsidiaries.  Because of the decision to reinvest the undistributed earnings of these foreign subsidiaries, the deferred tax liability is no longer required.  Consequently, the liability previously accrued related to the CTA of those subsidiaries, $31 million, was recorded as a credit to OCI in the quarter ended June 30, 2005.

Aon no longer provides deferred taxes on the CTA of foreign subsidiaries to the extent the earnings of those subsidiaries are deemed to be permanently reinvested.  The Company will continue to record deferred taxes related to the CTA of its foreign branches of U.S. underwriting subsidiaries.

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

On April 21, 2004, Aon received a subpoena from the Office of the Attorney General of the State of New York calling for the production of documents relating to Placement Service Agreements, Market Service Agreements and similar agreements under which insurance carriers pay compensation to Aon beyond standard commissions.  The office subsequently issued several other requests for information to Aon as part of its inquiry into alleged practices in the insurance industry.  The departments of insurance or attorneys general of approximately 25 other states have also issued subpoenas or requested information regarding these and other issues.  Aon is fully cooperating with all of these investigations.

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

As has been described in detail in Aon’s previous financial filings, the Settlement Agreement requires Aon to pay between 2005-2007 a total of $190 million into a fund (the “Fund”) to be distributed to certain Eligible Policyholder clients.  The Settlement Agreement sets forth the procedures under which Aon must mail notices to its Eligible Policyholder clients and distribute the Fund to Participating Policyholder clients.  In order to obtain a payment from the Fund, Participating Policyholders must tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

As required by the Settlement Agreement, within 60 days of the effective date of that agreement, the Company commenced the implementation of certain business reforms, including agreeing not to accept contingent compensation as defined in the Settlement Agreement.

In accordance with APB Opinion No. 21, Interest on Receivables and Payables, the Company discounted the payment stream associated with the Settlement Agreement and recorded the present value of the liability and corresponding expense of $180 million in the financial statements as of December 31, 2004.  The discount was determined using Aon’s incremental borrowing rate.  The Company did not discount the payment made on September 1, 2005.  The settlement was considered fully tax deductible and is not treated as a permanent difference in the Company’s tax calculation.

Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states.  As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999.  On July 28, 2004, the Court granted plaintiff’s motion for class certification.  On March 9, 2005, the Court gave preliminary approval to a nationwide class action settlement within the $40 million reserve established in the fourth quarter of 2004.  The Court has scheduled hearings in the fourth quarter of 2005 to consider whether to grant final approval to the settlement.

Beginning in June 2004, a number of other putative class actions have been filed against Aon and other companies by purported clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories, and federal antitrust and Racketeer Influenced and Corrupt Organizations Act theories.  These actions are currently pending at early stages in state court in California and Illinois and in federal court in New Jersey.  Aon believes it has meritorious defenses in all of these cases, and intends to vigorously defend itself against these claims.  The outcomes of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

In February 2005, the Company received a subpoena from the U.S. Department of Labor regarding compensation arrangements in connection with clients’ employee benefit plans.  The Company is fully cooperating with the investigation.

In May 2005, the Office of the U.S. Attorney for the Southern District of New York and the Securities and Exchange Commission sent to Aon subpoenas seeking information relevant to these agencies’ industry-wide investigations of finite risk insurance.  Aon is fully cooperating with these investigations.

In July 2004, several subsidiaries of Aon were joined as defendants in an action in a U.K. court between British Petroleum (“BP”) and underwriters who subscribed to policies of insurance covering various offshore energy projects on which BP and its co-venturers have incurred losses.  BP has now settled on confidential terms with underwriters, but has asserted a claim against Aon for approximately $96 million, which BP claims is a shortfall between its total losses and what it recovered in the settlement with underwriters, plus interest and costs.  The trial in this matter commenced in October 2005 and is expected to continue for several weeks.  Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.  The outcomes of this action, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

15.           Subsequent Event

On November 3, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  Any repurchased common stock will be available for use in connection with employee stock plans and for other corporate purposes.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections.  First, key recent events are described that have affected or will affect our financial results during 2005.  Next, we discuss our critical accounting policy with respect to restructuring charges.  We then review our consolidated results and segments with comparisons from third quarter and nine months 2005 to the corresponding periods in 2004.  Next, we cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements.  The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Restructuring & Other Business Reorganization Initiatives

Investigation by the New York Attorney General and Other Regulatory Authorities

Sale of Non-Core Business

New Chief Executive Officer

Stock Repurchase Program

CRITICAL ACCOUNTING POLICIES

Restructuring & Other Business Reorganization Initiatives

REVIEW OF CONSOLIDATED RESULTS

General

Consolidated Results – Third Quarter 2005 Compared to Third Quarter 2004

REVIEW BY SEGMENT

General

Risk and Insurance Brokerage Services

Consulting

Insurance Underwriting

Corporate and Other

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Financial Condition

Short-term Borrowings and Notes Payable

Stockholders’ Equity

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

Restructuring & Other Business Reorganization Initiatives

Plan Summary

On August 2, 2005, we announced that we were reviewing the revenue potential and cost structure of each of our businesses.  We have completed a portion of this review and have adopted restructuring initiatives that are expected to result in cumulative pretax charges totaling approximately $250 million.  Expenses will include employee termination and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Approximately $35 million of restructuring and related expenses were recorded through September 30, 2005.  We expect the remaining restructuring-related expenses to affect our continuing operations from fourth quarter 2005 through the end of 2007.  We anticipate that these initiatives will lead to annualized cost-savings of approximately $150 million by 2008.

The 2005 Restructuring Plan includes job eliminations beginning in the third quarter of 2005 and continuing into 2007.  Of the estimated 1,400 employee positions being eliminated, 750 were announced on October 5, 2005.  Although all of the job eliminations announced on October 5 were in the U.K., additional eliminations will be announced in other parts of Aon's worldwide operations.  In conjunction with the employee terminations, we expect to close several offices and will be required to recognize losses on subleases or lease buy-outs.  These efforts may also trigger asset impairments. See the critical accounting policies section later in this Management’s Discussion and Analysis for detailed information regarding significant judgments and estimates, key assumptions, and relevant accounting guidance related to our accounting for restructuring.

Below is a summary of third quarter 2005 restructuring costs and estimated restructuring and related expenses through the end of 2007.

	Incurred	Estimated
	Third	Fourth			Total for
	Quarter	Quarter	Annual	Annual	restructuring
(millions)	2005	2005	2006	2007	period
Employee termination	$2	$55	$44	$9	$110
Lease consolidation	15	3	67	9	94
Asset impairments	15	1	4	4	24
Other costs associated with restructuring	3	2	13	4	22
Total restructuring and related expenses	$35	$61	$128	$26	$250

Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions likely to change when plans are finalized and approved include, but are not limited to, changes in severance calculations, changes in the assumptions underlying our sublease loss calculations due to changing market conditions, and changes in our overall analysis that might cause us to add or cancel component initiatives.

Below is a detail of the projected costs by geographic region:

(millions)

Year	United States	United Kingdom	Continent of Europe	Rest of World	Total
2005	$18	$58	$16	$4	$96
2006	43	66	17	2	128
2007	11	12	3	—	26
Total	$72	$136	$36	$6	$250

Third quarter 2005 restructuring activity

During the third quarter 2005, restructuring and related expenses totaled $35 million, including $15 million in lease consolidation costs, which reflects sublease losses recorded for space that was vacated in the third quarter in the U.K. and the United States.  Also included in third quarter 2005 expenses are $15 million of asset impairments, primarily reflecting the decision to discontinue an automated client renewal software program in the U.K.  The remaining $5 million in restructuring costs includes employee termination costs of $2 million and other costs associated with the restructuring, such as consulting fees.

Performance objective of restructuring initiative

The objective of the restructuring and other business reorganization initiatives is to improve our profitability through operational efficiency.  Our savings, net of restructuring expenses, will likely become positive in 2007, with a targeted annualized savings of approximately $150 million by 2008.  There can be no assurances that we will achieve the targeted savings.

Investigation by the New York Attorney General and Other Regulatory Authorities

The insurance industry has recently come under significant scrutiny by various regulatory authorities.

In April 2004, the Attorney General of the State of New York (the “New York AG”) began investigating various insurance industry practices, including placement service agreements, market service agreements, and similar agreements under which insurance carriers pay compensation to insurance brokers, including Aon, beyond standard commissions.  The New York AG issued subpoenas to various companies in the insurance industry, including Aon, related to these agreements and various other practices, including alleged tying of reinsurance, bid rigging, and soliciting fictitious quotes.  Other state attorneys general and state departments of insurance have also issued subpoenas to Aon or begun investigations into contingent commissions and other business practices of brokers, agents and insurers, and some state regulators have announced that they intend to enact new regulations or policies to govern these practices.  Contingent commissions generally are non-service-specific, volume- or profit-based compensation arrangements between insurers and brokers.  Similarly, regulatory authorities in other countries are either considering or have already begun similar inquiries.  Aon is fully cooperating with all the investigations, and has retained outside counsel to conduct its own internal review of its compensation and other practices.

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

We earned $8 million of contingent commissions in third quarter 2005 compared to $24 million in third quarter 2004.  On a year-to-date basis, we earned $25 million in contingent commissions for the nine months ended September 30, 2005 compared to $117 million for the nine months ended September 30, 2004. Contingent commission revenue recognized in 2005 reflects amounts earned on arrangements covering periods prior to October 1, 2004.

On March 4, 2005, Aon Corporation (“Aon”) and its subsidiaries and affiliates (collectively, the “Company”) entered into an agreement (the “Settlement Agreement”) with the New York AG, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the “State Agencies”) to resolve all the issues related to investigations conducted by the State Agencies.

As has been described in detail in our previous filings with the SEC, the Settlement Agreement requires the Company to pay $190 million into a fund (the “Fund”) to be distributed to certain eligible policyholder clients.  The Company has made, or will make, payments into the Fund as follows:

•      On September 1, 2005, the Company paid $76 million into the Fund.

•      On or before September 1, 2006, the Company will pay $76 million into the Fund.

•      On or before September 1, 2007, the Company will pay $38 million into the Fund.

The Settlement Agreement sets forth the procedures under which Aon must mail notices to its Eligible Policyholder clients and distribute the Fund to Participating Policyholder clients.  In order to obtain a payment from the Fund, Participating Policyholders must tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

As required by the Settlement Agreement, within 60 days of the effective date of that agreement, the Company commenced the implementation of certain business reforms, including agreeing not to accept contingent compensation as defined in the Settlement Agreement.

In accordance with APB Opinion No. 21, Interest on Receivables and Payables, we discounted the payment stream associated with the settlement and recorded the present value of the liability and corresponding expense of $180 million in our financial statements as of December 31, 2004.  The discount was determined using our incremental borrowing rate.  We did not discount the payment made on September 1, 2005.  We amortized $4 million of this discount in our condensed consolidated statement of income during the first nine months of this year, including $1 million in third quarter 2005.

In May 2005, the Office of the U.S. Attorney for the Southern District of New York and the SEC sent to Aon subpoenas seeking information relevant to these agencies’ industry-wide investigations of finite risk insurance.  Aon is fully cooperating with these investigations.

Sale of Non-Core Business

We have entered into a definitive agreement to sell Swett & Crawford, our U.S.-based wholesale brokerage business, and anticipate the closing of the sale will occur in November 2005.  The operations of Swett & Crawford were reclassified into discontinued operations in the third quarter 2005.  The net assets and liabilities of Swett & Crawford have been segregated on our balance sheet and classified as “held for sale.”  We expect to record a pretax gain on this sale.

New Chief Executive Officer

On April 4, 2005, we announced that Gregory C. Case had become our new president and chief executive officer, effective on that date.  Mr. Case was also elected to our Board of Directors.  Mr. Case succeeds Patrick G. Ryan, who had served as Aon’s CEO since the company’s founding.  Mr. Ryan continues to serve as executive chairman of the Aon Board of Directors.

Stock Repurchase Program

On November 3, 2005, we announced that our Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  Any repurchased common stock will be available for use in connection with employee stock plans and for other corporate purposes.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital.

CRITICAL ACCOUNTING POLICIES

Other than as discussed below, there have been no changes in the Company’s critical accounting policies, which include pensions, contingencies, policy liabilities, valuation of investments and intangible assets, as discussed in the Annual Report on Form 10-K filed for the year ended December 31, 2004.

Restructuring & Other Business Reorganization Initiatives

This is our first restructuring initiative since 2001, therefore, this is the first instance of Aon applying FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  We account for our post 2002 restructuring charges in accordance with Statement No. 146, which addresses financial accounting and reporting for costs associated with exit or disposal activities.  Statement No. 146 supersedes previous accounting guidance, principally EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

Employee Termination Costs

One-time employee termination costs related to exit and disposal activities that do not result from an ongoing severance plan are estimated based on the benefits available to the employees being terminated.  Such costs are recognized when the specific classification (or functions) and locations of the employees being terminated are identified, the employees that might be included in the termination are notified, and the termination is expected within the legally required notification period.  In situations where the employee is receiving incentives to stay for a period beyond the legally required notification period, we spread the entire cost of their severance over the remaining service period.

Employee termination costs that result from an ongoing severance plan are accounted for under FASB Statement No. 112, Employers’ accounting for Postemployment Benefits.

Lease Consolidation

Where we have provided notice of cancellation pursuant to the lease agreement or abandoned space and have no intention of reoccupying it, we recognize a loss.  The loss reflects our best estimate of the net present value of the future cash flows associated with the lease at the date we vacate the property or sign a sublease arrangement.  To determine the loss, certain assumptions are made related to (1) the time period over which the building will remain vacant, (2) sublease terms, (3) tenant improvement allowances and (4) estimated brokerage fees.  Sublease income is estimated based on current market quotes for similar properties. Prior to finalizing an actual sublease, if conditions worsen beyond our initial estimate, we will increase our sublease loss accrual.  When definitive arrangements are agreed upon with the sublessee, we adjust our sublease losses for actual outcomes.

Fair value concepts of severance arrangements and sublease losses

Accounting guidance requires that our exit and disposal accruals reflect the fair value of the liability.  Where material, sublease loss calculations are discounted back to arrive at their net present value.  Most employment terminations happen over a short time period, and therefore, no discounting is necessary.  Some situations exist where the employee continues to work for Aon during a transition period.  In such situations, the severance cost is recognized ratably over the remaining service period.  However, in situations where an employee is terminated, there is no future service period, and they are paid their severance over an extended time period, we discount the severance arrangement.  Accretion of the discount occurs over the remaining life of the liability.

For the remaining lease term or severance payout, the liability will be decreased for payments and increased for accretion of the discount.  The discount reflects our incremental borrowing rate commensurate with the timeframe reflecting the life of the liability.

Other associated costs of exit and disposal activities

Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized as incurred.

Asset impairments may result from large-scale restructurings; we account for such impairments in the period in which they become known.  Impairments are recorded in accordance with Statement No. 144, Accounting for Long-Lived Assets, by reducing the book value to the net present value of future cash flows (in situations where the asset had an identifiable cash flow stream) or accelerating the depreciation to reflect the revised useful life.

Income statement classification of restructuring expenses

As we incur restructuring expenses, the components of the charge will be included in our income statement as follows:

(1) employee termination and lease consolidation costs are included in general expenses;

(2) asset impairments are included in depreciation and amortization expense; and

(3) other costs are included within general expenses.

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

The following table and commentary provide selected consolidated financial information.

	Third quarter ended			Nine months ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2005	2004	Change	2005	2004	Change
Revenue:
Brokerage commissions and fees	$1,585	$1,603	(1)%	$4,927	$5,037	(2)%
Premiums and other	732	693	6	2,148	2,101	2
Investment income	73	51	43	239	200	20
Total consolidated revenue	2,390	2,347	2	7,314	7,338	—

Expenses:
General expenses	1,697	1,684	1	5,071	5,120	(1)
Benefits to policyholders	402	379	6	1,176	1,154	2
Depreciation and amortization	80	77	4	209	228	(8)
Interest expense	29	32	(9)	94	101	(7)
Provision for New York and other state settlements	1	—	N/A	4	—	N/A
Total expenses	2,209	2,172	2	6,554	6,603	(1)
Income from continuing operations before provision for income tax	$181	$175	3%	$760	$735	3%
Pretax margin-continuing operations	7.6%	7.5%		10.4%	10.0%

Consolidated Results Third Quarter 2005 compared to Third Quarter 2004

Revenue

Brokerage commissions and fees – Third Quarter and Year-to-date

For the quarter, brokerage commissions and fees decreased by $18 million or 1% from the prior year’s comparable quarter, driven by $15 million in lower contingent commission revenue and dispositions, net of acquisitions, of $43 million, which were partially offset by a $23 million change in estimate of our installment revenue and foreign exchange gains of $10 million. Excluding contingent commissions, organic revenue in Risk and Insurance Brokerage Services and Consulting was unchanged, as strong renewals in U.S. Retail and new business were offset by the loss of large U.S. reinsurance clients in 2004, weak pricing and other market impacts.

For the nine months ended September 30, 2005, brokerage commissions and fees decreased by $110 million or 2% from the prior year, driven by dispositions net of acquisitions of $134 million and $91 million in lower contingent commission revenue, partially offset by foreign exchange gains of $94 million. Excluding the impact of contingent commissions, organic revenue in Risk and Insurance Brokerage Services and Consulting was unchanged, reflecting weak pricing and other market impacts partially offset by strong renewals in U.S. Retail.

Premiums and other  – Third Quarter and Year-to-date

Premiums and other was 6% and 2% higher on a quarter and year-to-date basis, respectively, compared to the prior year.  The increase for both periods was driven by growth in our Medicare and other products and foreign exchange rates, offset by planned reductions in our run-off programs.

Investment income –Third Quarter and Year-to-date

Investment income for the quarter increased $22 million, or 43%, and $39 million, or 20%, on a year-to-date basis.  The increase is primarily due to:

•                  a $10 million (quarter) and $33 million (year-to-date) increase in the Risk and Insurance Brokerage Services segment due primarily to an increase in average short-term interest rates,

•                  a $2 million gain versus a $9 million loss (year-to-date) in the fair market value of our Endurance warrants, and

•                  a $6 million (quarter) and $18 million (year-to-date) increase in the Insurance Underwriting segment due in part to investing in longer-term, higher-yield investments.

These items were partially offset by a $4 million (quarter) and $38 million (year-to-date) decrease in equity earnings from our common stock investment in Endurance, which has been sold.

Expenses – Third Quarter

For third quarter 2005, total expenses, including restructuring and related expenses, increased $37 million or 2%, over the same period last year to $2.2 billion.  General expenses increased $13 million.  Included in the change in general expenses are:

•                  $20 million in restructuring related expenses related to employee severance, lease consolidation, and consulting fees.

•                  $22 million increase in our claims servicing obligation in the U.K.

•                  Our Cambridge claims services business, which we sold in fourth quarter 2004, impacted 2004’s general expenses by $58 million.

Benefits to policyholders increased $23 million or 6% due to growth in our underwriting business and the weakening dollar.

Depreciation and amortization increased $3 million or 4% compared to the third quarter 2004.  The increase was driven by $15 million of impairments primarily reflecting our decision to discontinue an automated client renewal software program in the U.K. and which is part of our overall restructuring and related expenses of $35 million.  Absent the impairment charge, our depreciation decreased $12 million reflecting:

•                  no depreciation of assets from Cambridge, which was sold in 2004,

•                  no depreciation on assets which have been sold to Computer Services Corporation under our IT outsourcing agreement,

•                  a higher level of asset write-offs in 2004, as a result of our IT outsourcing agreement, which increased depreciation expense in 2004, and

•                  no depreciation on Swett & Crawford assets, which has been suspended, as it is now considered “held for sale.”

Interest expense decreased $3 million or 9% during the quarter caused by lower overall outstanding debt.

Expenses – Year-to-date

Year-to-date total expenses decreased $49 million or 1%.

General expenses are $49 million or 1% lower than the prior year primarily due to the sale of Cambridge ($177 million) and tight management of our cost base, partially offset by a $22 million increase in our claims service obligation, currency fluctuations and restructuring and related expenses.

Benefits to policyholders are $22 million or 2% higher, which is consistent with our business growth.

The $19 million decline in depreciation and amortization and $7 million decrease in interest expense for nine months 2005 is due to the reasons noted in the third quarter discussion above.

Income from Continuing Operations Before Provision for Income Tax – Third Quarter and Year-to-date

Income from continuing operations before provision for income tax increased $6 million to $181 million in third quarter 2005 as compared to $175 million for third quarter 2004.  Income from continuing operations before provision for income tax increased $25 million to $760 million for the first nine months of 2005 compared to $735 million during the first nine months of 2004.

Income Taxes – Third Quarter and Year-to-date

The effective tax rate for continuing operations was 33.1% for third quarter 2005 compared to 35.4% for the third quarter of 2004.  The year-to-date tax rate for 2005 and 2004 was 34.5% and 35.8%, respectively. The reduction in our tax rate for both periods, compared to last year, is attributable to favorable tax adjustments of $6 million (quarter) and $32 million (year-to-date) due to the resolution of tax examination issues, offset by deferred tax adjustments of $20 million (year-to-date).

Income from Continuing Operations – Third Quarter and Year-to-date

Income from continuing operations for third quarter 2005 increased to $121 million ($0.37 and $0.36 per basic and diluted share, respectively), from $113 million ($0.35 and $0.33 per basic and diluted share, respectively) in 2004.  Increased investment income and the divestiture of lower margin businesses in 2004 accounted for some of the improvement.  Hedging and currency translation gains added $0.02 and $0.01 per share, respectively, to income from continuing operations.

Income from continuing operations for nine months 2005 increased to $498 million ($1.54 and $1.48 per basic and diluted share, respectively) from $472 million ($1.47 and $1.41 per basic and diluted share, respectively) in 2004.  Hedging and currency translation gains added $0.06 and $0.05 per share, respectively, to 2005 income from continuing operations.

Diluted shares outstanding for all periods were increased by 14 million to reflect the possible conversion of Aon’s 3.5% convertible debt securities.  After-tax interest expense on these debt securities has been added back to income from continuing operations when calculating diluted income per share.

Discontinued Operations

Discontinued operations had no effect on diluted earnings per share for the third quarter of 2005, compared to income of $0.03 per share in third quarter 2004. Swett & Crawford’s third quarter 2005 results include $12 million of sale-related employee compensation associated with the sales and marketing efforts of the unit.

On a year-to-date basis, discontinued operations generated income of $0.04 per diluted share for the nine months ended September 30, 2005 compared to a loss of  $0.02 per diluted share in the first nine months 2004.  The loss in 2004 principally represents the operations and loss on the sale of our U.K. claims businesses, partially offset by the positive impact of the Swett & Crawford operations.

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

The following table and commentary provide selected financial information on the operating segments.

	Third quarter ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(millions)	2005	2004	2005	2004
Operating segment revenue: (1) (2)
Risk and Insurance Brokerage Services	$1,283	$1,289	$3,973	$4,068
Consulting	295	300	919	906
Insurance Underwriting	827	779	2,432	2,365

Income before income tax:
Risk and Insurance Brokerage Services	$138	$131	$586	$565
Consulting	15	29	70	83
Insurance Underwriting	84	67	235	193

Pretax Margins:
Risk and Insurance Brokerage Services	10.8%	10.2%	14.7%	13.9%
Consulting	5.1%	9.7%	7.6%	9.2%
Insurance Underwriting	10.2%	8.6%	9.7%	8.2%

(1)          Intersegment revenues $15 million were included in both the third quarter 2005 and 2004.

(2)          Intersegment revenues of $45 million and $49 million were included in nine months 2005 and 2004, respectively.

The following chart reflects investment income earned by the operating segments, which is included in the foregoing results.

	Third quarter ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(millions)	2005	2004	2005	2004
Risk and Insurance Brokerage Services	$34	$24	$88	$55
Consulting	1	1	3	2
Insurance Underwriting	38	32	113	95

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry: globally, it is the second largest insurance broker, the largest reinsurance broker and the leading manager of captive insurance companies worldwide.  In the

U.S., Aon is currently the largest wholesale broker, pending the sale of Swett & Crawford.  These rankings are based on the most recent surveys compiled and reports printed by Business Insurance.

Changes in insurance premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.  More specifically, lower premium rates, or a “soft market,” generally result in lower commission revenues.  Over the last year, premiums in the property and casualty marketplace have declined.  This trend varies by line of business, area of the world, and timing.

Risk and Insurance Brokerage Services generated approximately 53% and 54% of Aon’s total operating segment revenues for third quarter and nine months 2005, respectively.  Revenues are generated primarily through:

•                  commissions and fees paid by insurance and reinsurance companies,

•                  fees paid by clients,

•                  other carrier compensation, and

•                  interest income on funds held on behalf of clients.

As noted earlier, we announced on October 22, 2004, that we were terminating arrangements under which we accept contingent commissions from underwriters.  We recognized revenue from pre-October 1, 2004 agreements during the first nine months of this year because some calculations were not finalized until 2005.

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

Revenue

Third quarter 2005 Risk and Insurance Brokerage Services revenue was $1,283 million, essentially unchanged with the $1,289 million earned during third quarter 2004.  The lack of organic revenue growth reflects, among other things, the loss of contingent commissions.  Excluding contingent commissions, organic revenue grew 1%.   Third quarter investment income was $34 million, an increase of $10 million over third quarter 2004.  This improvement was driven primarily by an increase in average short-term interest rates.

Year-to-date revenue declined $95 million or 2%.  On an organic revenue basis, revenue declined 2%.  The loss of contingent commissions accounted for the decline in organic revenue.  Absent the loss of contingent commissions, organic revenue would have been unchanged from the prior year.

These charts detail Risk and Insurance Brokerage Services revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Third quarter ended September 30,	2005	2004	Change	Impact	& Transfers	Other (1)	Growth

Brokerage – Americas	$547	$503	9%	2%	—%	2%	5%
Brokerage – International	527	512	3	—	2	4	(3)
Reinsurance	209	219	(5)	—	—	1	(6)
Claims	—	55	(100)	—	(100)	—	—
Total revenue	$1,283	$1,289	—%	1%	(4)%	3%	—%

(1) The change in the estimate in installment revenue, as a percentage change, was 5% for Brokerage-International and 2% for total revenue.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Nine months ended September 30,	2005	2004	Change	Impact	& Transfers	Other	Growth

Brokerage – Americas	$1,542	$1,514	2%	1%	1%	1%	(1)%
Brokerage – International	1,779	1,719	3	3	2	—	(2)
Reinsurance	652	662	(2)	1	—	2	(5)
Claims	—	173	(100)	—	(100)	—	—
Total revenue	$3,973	$4,068	(2)%	2%	(3)%	1%	(2)%

Brokerage Americas increased $44 million or 9% during the quarter, and $28 million or 2% on a year-to-date basis, driven by strong renewals and new business in U.S. Retail, partially offset by the elimination of contingent commissions.

Brokerage International rose $15 million or 3% during the quarter, and $60 million or 3% on a year-to-date basis.  Acquisitions positively impacted quarter and year-to-date results by $10 million and $26 million, respectively.  The change in the estimate of installment revenue in the U.K. added $23 million to revenue for both periods in 2005.  Foreign currency rates also positively impacted our year-to-date results.  The decline in organic revenue for both periods is driven largely by pricing, lower new business, loss of a major account in Spain and changes in the model for underwriter compensation in U.K. Specialty.

Reinsurance was down $10 million or 5% on a quarterly basis and $10 million or 2% on a year-to-date basis.  The decrease was driven by weaker pricing, lower renewal rates, lost business related to insurance companies that merged with other carriers in 2004, and higher risk retention by clients.

We sold our U.S. and U.K. claims service businesses in 2004.

This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	Third quarter ended			Nine months ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2005	2004	Change	2005	2004	Change

United States	$508	$531	(4)%	$1,427	$1,606	(11)%
United Kingdom	260	256	2	754	745	1
Continent of Europe	247	256	(4)	999	981	2
Rest of World	268	246	9	793	736	8
Total revenue	$1,283	$1,289	—%	$3,973	$4,068	(2)%

Changes in quarterly and year-to-date revenues includes the impact of:

•                  Claims service revenue of $55 million and $173 million in the third quarter and year-to-date 2004 results, respectively.

•                  Contingent commission revenue in the third quarter and nine months 2004 of $21 million and $99 million, respectively.  Quarter and year-to-date 2005 results include $6 million and $22 million, respectively, of contingent commission revenue.  The impact of lost contingent commission revenue and sold businesses were partially offset by strong organic growth in U.S. Retail.

•                  The increase in both quarterly and year-to-date U.K. revenue is based on a change to the way we estimate installment revenue in the U.K., which increased revenue by $23 million.

•                  Absent this $23 million item, our U.K. revenue would have been down $19 million on a quarterly basis and $14 million on a year-to-date basis.  This decline was driven by changes in the model for underwriter compensation in our U.K. Specialty unit, and declining reinsurance rates and other market impacts which were offset, on a year-to-date basis, by favorable currency rates.

•                  Continent of Europe’s quarterly decline was due to declines in Germany, the Netherlands and Italy.  Year-to-date revenue gains were principally caused by a favorable currency impact and acquisitions.

•                  The Rest of World revenue increase was primarily caused by a favorable currency impact.

Income Before Income Tax

Pretax income was $138 million and $131 million in third quarter 2005 and 2004, respectively.  Year-to-date pretax income was $586 million and $565 million in 2005 and 2004, respectively. Pretax margins in this segment were 10.8% and 10.2% for third quarter 2005 and 2004, respectively.  On a year-to-date basis, pretax margins in this segment were 14.7% and 13.9% for 2005 and 2004, respectively.  The improved pretax income was largely due to the impact of a weaker dollar, hedging gains, improvement in U.S. Retail and tight management of our cost base.  Additionally, our margins were helped by the 2004 sale of our low margin claims services business as well as increased investment income.  These benefits more than offset the impact of $29 million in restructuring and related expenses incurred in the third quarter of 2005, a change in estimate for future claims handling and certain administrative services for brokerage clients in the U.K. of $22 million, and lower contingent commissions ($16 million and $78 million lower on a quarter and year-to-date basis, respectively).  Expense controls have been effective in mitigating the impact of weak revenue on our pretax income.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  This segment:

•                  provides a full range of human capital management services, from employee benefits to compensation consulting, and

•                  generated 12% and 13% of Aon’s total operating segment revenue in third quarter and nine months 2005, respectively.

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

Revenue

These charts detail Consulting revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Third quarter ended September 30,	2005	2004	Change	Impact	& Transfers	Other	Growth

Consulting services	$230	$229	—%	—%	3%	—%	(3)%
Outsourcing	65	71	(8)	—	(5)	1	(4)
Total revenue	$295	$300	(2)%	—%	1%	—%	(3)%

On a quarterly basis, revenue decreased 2% to $295 million and was down 3% on an organic basis.

•                  Revenue in consulting services was consistent with last year, with growth in international regions being offset by lower revenue in U.S. employee benefits.

•                  Outsourcing revenue declined $6 million caused by continued poor market conditions and loss of two clients.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Nine months ended September 30,	2005	2004	Change	Impact	& Transfers	Other	Growth

Consulting services	$714	$684	4%	2%	3%	(1)%	—%
Outsourcing	205	222	(8)	1	(2)	—	(7)
Total revenue	$919	$906	1%	1%	1%	1%	(2)%

For nine months revenue increased $13 million or 1% but was down 2% on an organic basis.  Changes include:

•                  $14 million of lost contingent commission revenue within consulting services.  Absent this loss, organic revenue growth would have been 2%, driven by growth in international regions.

•                  Outsourcing revenue continued to decline in the U.S. due to lost business and lower client headcount, partially offset by favorable foreign exchange rates.  Our largest outsourcing contract is with AT&T.  Management is closely following the merger of AT&T with SBC as the future relationship with AT&T is currently uncertain.

•                  Overall favorable foreign currency impact of $13 million.

This chart details Consulting revenue by geographic area.

	Third quarter ended			Nine months ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2005	2004	Change	2005	2004	Change

United States	$173	$188	(8)%	$530	$553	(4)%
United Kingdom	52	52	—	155	154	1
Continent of Europe	37	33	12	138	115	20
Rest of World	33	27	22	96	84	14
Total revenue	$295	$300	(2)%	$919	$906	1%

For both periods:

•                  U.S. revenues declined, reflecting lower outsourcing revenue, and on a year-to-date basis, the loss of contingent commissions.

•                  Increases in Continent of Europe and Rest of World revenues resulted from organic revenue growth and favorable currency exchange rates.

Income Before Income Tax

Pretax income was $15 million and $29 million for the third quarter 2005 and 2004, respectively.  Pretax margins were 5.1% in third quarter 2005 compared to 9.7% in third quarter 2004. The drop in both pretax income and margins is due to increased expenses of $9 million, which include $4 million of restructuring and related expenses and $5 million in higher allocated corporate costs and other general expenses.

Pre-tax income was $70 million and $83 million for the first three quarters of 2005 and 2004, respectively.  Increased expenses, the loss of contingent commission revenue of $14 million, and restructuring and related expenses led to the decline in profitability.

Insurance Underwriting

The Insurance Underwriting segment:

•                  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily through more than 7,000 career insurance agents working for our subsidiaries.  Our revenues are affected by our success in attracting and retaining these career agents;

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

•                  has operations in the United States, Canada, Europe and Asia/Pacific; and

•                  generated 35% and 33% of Aon’s total operating segment revenue for the third quarter and nine months 2005, respectively.

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

Revenue in third quarter 2005 was $827 million, an increase of 6% over the same period in 2004.  On a year-to-date basis revenue was $2,432 million, an increase of 3% over 2004.  Excluding the impact of foreign exchange, revenue increased 2% on a year-to-date basis.

These charts detail Insurance Underwriting revenue by product sub-segment:

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Third quarter ended Sept. 30,	2005	2004	Change	Impact	All Other (1)	Growth

Accident & health and life	$453	$423	7%	1%	1%	5%
Warranty, credit and property & casualty	374	356	5	—	2	3
Total revenue	$827	$779	6%	—%	2%	4%

(1)          The difference between written and earned premium and fees, as a percentage change, was 2% for accident & health and life, 3% for warranty, credit and property & casualty, and 2% for total revenue.

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Nine months ended Sept. 30,	2005	2004	Change	Impact	All Other (1)	Growth

Accident & health and life	$1,343	$1,289	4%	2%	(1)%	3%
Warranty, credit and property & casualty	1,089	1,076	1	1	4	(4)
Total revenue	$2,432	$2,365	3%	1%	2%	—%

(1)          The difference between written and earned premium and fees, as a percentage change, was (1)% for accident & health and life, 6% for warranty, credit and property & casualty, and 2% for total revenue.

For both periods:

•                  the increase in AH&L revenue was driven by strong growth in a Medicare product, refinements in our unearned premium reserve calculation, and the favorable impact of foreign exchange rates.  Planned reductions in certain programs and our runoff businesses partially offset these improvements.

•                  the change in Warranty revenue is due to growth in credit and other products and increased investment income, somewhat offset by our determination that in certain programs we act as an administrator and not an insurer.  This determination impacts both revenue and expenses, and resulted in a minimal impact to pretax income.  In addition, on a year-to-date basis, revenue decreased due to the return of premium and fees relating to a mutual agreement with a Japanese company to retroactively terminate a warranty agreement and the prior year loss of an account within the European credit line of business.

This chart details Insurance Underwriting revenue by geographic area.

	Third quarter ended			Nine months ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2005	2004	Change	2005	2004	Change

United States	$570	$530	8%	$1,631	$1,584	3%
United Kingdom	97	102	(5)	283	357	(21)
Continent of Europe	87	75	16	260	203	28
Rest of World	73	72	1	258	221	17
Total revenue	$827	$779	6%	$2,432	$2,365	3%

The increase in U.S. revenue for both the quarter and year-to-date is due to strong growth in a Medicare product and slight improvements in AH&L’s core business, along with growth in construction group and warranty programs, which more than offset a change in our role in certain programs, as well as planned reductions in certain programs and our runoff businesses.

For both periods:

•                  The U.K.’s comparison was negatively impacted by lower revenue from a specialty book of business.

•                  Continent of Europe revenues increased due to improved organic revenue growth and the favorable impact of foreign exchange rates.

On a year-to-date basis, Rest of World showed significant improvement as compared to the prior year primarily as the result of new credit and warranty programs and positive foreign exchange gains, somewhat offset by the return of premium and fees, as discussed above.

Income Before Income Tax

For the quarter, pretax income increased to $84 million, 25% higher than the prior year.  Pretax margins rose to 10.2% from 8.6%.

For the nine months, pretax income increased to $235 million, a 22% increase from the prior period.  Pretax margins rose to 9.7% from 8.2%.

Reasons for the improvement in pretax income for both periods include:

•                  solid results in a Medicare product at AH&L,

•                  refinements in our unearned premium reserve calculation,

•                  higher investment income due to changes in the investment portfolio resulting in longer duration, higher returns and increased invested assets, and

•                  improvements in certain warranty and property and casualty programs.

These improvements were partially offset by higher loss development and deferred acquisitions cost adjustments in certain programs.

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

This chart shows the components of Corporate and Other revenue and expenses:

	Third quarter ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(millions)	2005	2004	2005	2004
Revenue:
Income (loss) from marketable equity securities and other investments:
Income (loss) from change in fair value of Endurance warrants	$(13)	$(13)	$2	$(9)
Equity earnings – Endurance	—	4	—	38
Other	9	2	24	7
	(4)	(7)	26	36
Limited partnership investments	—	—	1	6
Net gain on disposals and related expenses:
Gain on sale of Endurance stock	—	—	1	11
Impairment write-downs	(2)	—	(8)	(2)
Other	6	1	15	(3)
	4	1	8	6
Total revenue	—	(6)	35	48

Expenses:
General expenses	27	14	72	53
Interest expense	29	32	94	101
Total expenses	56	46	166	154
Loss before income tax	$(56)	$(52)	$(131)	$(106)

Revenue

Corporate segment revenue was nil for third quarter 2005 compared to $(6) million in third quarter 2004.  Revenue was $35 million and $48 million for the nine months ended September 30, 2005 and 2004, respectively.  The year-to-date revenue decrease is driven by our 2004 equity in earnings from our Endurance common stock.  Between first quarter 2004 and second quarter 2005 we sold all of our Endurance common stock.  While the majority of these shares were sold in the fourth quarter of 2004, we did sell shares in the second quarter 2005, resulting in a $1 million gain, and in the first nine months 2004, which resulted in an $11 million gain.  Partially offsetting this decline was a change in the valuation of our Endurance warrants, which increased income by $2 million in 2005 versus a $9 million decrease in 2004.  In addition, proceeds from the sale of the Endurance stock were reinvested in higher-yielding instruments, generating additional investment income.

Loss Before Income Tax

Corporate and Other expenses were $56 million for third quarter 2005, an increase of $10 million from the comparable period in 2004.  For nine months, expenses were $166 million versus $154 million last year.  General expenses rose $13 million and $19 million in third quarter and nine months 2005, respectively, versus the comparable periods in 2004.  Both quarterly and year-to-date variations reflect reallocated internal audit costs from the segments to Corporate, consulting and recruiting costs, as well as $2 million of restructuring and related expenses.  Interest expense was favorable for both the quarter and nine months, reflecting the repayment of long-term debt.

These items contributed to the overall Corporate and Other pretax loss of $56 million in third quarter 2005 versus a loss of $52 million in the same period last year.  Year-to-date losses were $131 million and $106 million in 2005 and 2004, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the first nine months 2005 and 2004 are as follows:

(millions) As of September 30,	2005	2004
Insurance Underwriting operating cash flows	$308	$352
Change in funds held on behalf of brokerage and consulting clients	150	(56)
All other operating cash flows	403	595
Cash provided by operating activities	$861	$891

Cash flows from operations, excluding the change in funds held on behalf of brokerage and consulting clients for the first nine months 2005 declined $236 million compared with the first nine months 2004.  This decline is primarily attributed to an increase in U.S. defined benefit pension contributions of approximately $100 million, a payment pursuant to the settlement agreement with the New York AG and other regulatory authorities of $76 million, and the timing of income tax payments of approximately $54 million.

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident & health and life and warranty, credit, and property & casualty businesses. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $308 million for the first nine months 2005, down $44 million compared to 2004, primarily due to the timing of tax payments. In the first nine months 2005, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $2,395 million compared to $2,390 million in 2004.  Investment and other miscellaneous income received was $165 million and $137 million in the first nine months 2005 and 2004, respectively.  Investment income improved in 2005 due to favorable interest rates and an increase in invested assets.  Additionally, we moved to longer-term, higher yield investments.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions and general expenses and taxes.  Claims and other cash benefits paid were $1,035 million in 2005 versus $1,036 million in the first nine months 2004.  Commissions and general expenses paid were $1,072 million for the first nine months 2005, compared to $1,091 million in 2004.  Tax payments for the first nine months 2005 were $145 million compared to $48 million last year.  Tax payments rose in the first nine months 2005 due to the sale of virtually all our Endurance common stock investment, which occurred late in 2004.

We will invest and use operating cash flows to satisfy future benefits to policyholders, and when appropriate, make them available to pay dividends to the Aon parent company. During the first nine months 2005, Combined Insurance Company of America, one of our major insurance underwriting subsidiaries, declared and paid a cash dividend of $100 million to Aon.

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

•                  claims due to clients that are in transit from insurers.  Claims held by or due to us, and which are due to clients, are also shown as both assets and liabilities.

These funds held on behalf of clients can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers.

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $403 million in the first nine months 2005 compared to $595 million in 2004.  These amounts exclude the change in funds held on behalf of clients for the first nine months of approximately $150 million in 2005 and $(56) million in 2004, as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses, and income taxes. Comparing the first nine months 2005 to the first nine months 2004, the net decrease in cash from our Risk and Insurance Brokerage Services and Consulting segments and related corporate items of $192 million was primarily affected by an increase in U.S. defined benefit pension contributions, a payment pursuant to the settlement agreement with the New York AG and other regulatory authorities, and the timing of income tax payments.

Aon uses the excess cash generated by our brokerage and consulting businesses to meet its liquidity needs, which consist primarily of servicing its debt and for paying dividends to its stockholders.

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) of $861 million for:

•                  investing activities of $602 million. The cash flows used by investing activities included purchases of investments, net of sales, of $466 million and acquisitions, principally made by our international brokerage operations, of $58 million. Additionally, our investing activities included capital expenditures, net of disposals, of $87 million, and proceeds from the sale of operations of $9 million.

•                  financing needs of $393 million. Financing uses primarily included cash dividends paid to stockholders of $145 million and long-term debt repayments, net of issuances, of $278 million, which were partially offset by short term borrowings of $39 million.

On November 3, 2005, we announced that our Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  Any repurchased common stock will be available for use in connection with employee stock plans and for other corporate purposes.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital.

Financial Condition

Since year-end 2004, total assets decreased $1.1 billion to $27.2 billion.

Total investments at September 2005 were $8.8 billion, an increase of $327 million from December 31, 2004.  The change is due to an increase in short-term investments held on behalf of clients.  Fixed maturities increased $668 million during the first nine months of 2005 to $4,150 million, with a corresponding decrease in short-term investments held by our underwriting units.  Approximately 94% of Aon’s investment portfolio at quarter end was in short-term and fixed maturities, with 97% of our fixed maturities rated investment grade.

The following chart details our investments by type at September 30, 2005:

	Amount Shown
	in Statement	Percentage
	of Financial	of Total
(millions)	Position	Investments
Fixed maturities - available for sale:
US government and agencies	$410	5%
States and political subdivisions	107	1%
Debt securities of foreign governments not classified as loans	1,822	21%
Corporate securities	1,283	14%
Public utilities	160	2%
Mortgage-backed and asset-backed securities	368	4%
Total Fixed Maturities	4,150	47%
Equity securities - available for sale:
Common stocks	35	0%
Non-redeemable preferred stocks	1	0%
Total Equity Securities	36	0%

Policy loans	59	1%
Other long-term investments
Endurance Warrants	82	1%
PEPS I Preferred Stock	193	2%
Other	172	2%
Total Other Long Term Investments	447	5%
Total Other Investments	506	6%

Short-term investments	4,088	47%
TOTAL INVESTMENTS	$8,780	100%

Risk and Insurance Brokerage Services and Consulting receivables decreased $1,054 million in the first nine months of 2005 primarily the result of the timing of cash receipts and the impact of foreign exchange rates.  Insurance premiums payable decreased $778 million over the same period.  This decrease primarily reflects the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

Other assets increased $52 million from December 31, 2004.  Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes and assets of discontinued operations and those held for sale.  The increase is principally caused by higher prepaid pension assets.

Policy liabilities increased $65 million, driven by an increase in future policy benefits.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at September 30, 2005 was $1,887 million, a decrease of $230 million from December 31, 2004.  Notes payable decreased by $269 million due principally to a $250 million scheduled principal payment during the second quarter.

At September 30, 2005, we had a $600 million committed U.S. bank credit facility to support commercial paper and other short-term borrowings.  In September 2005, we amended the facility that was signed in February 2005.  The three-year term of the facility was extended to a five-year term with a maturity date of February 2010, the Aon Group guarantee was removed, certain covenants related to guarantors and acquisitions were deleted and certain covenants related to mergers, acquisitions and indebtedness were revised.  The facility allows us to issue up to $150 million in letters of credit.  At September 30, 2005, we had $20 million in letters of credit outstanding.

We also have several foreign credit facilities available.  At September 30, 2005, we had available to us:

•                  a €650 million multi-currency facility signed in February 2005, which included a €325 million three-year and €325 million five-year facility.  In October 2005, we amended this facility. The amendment extends the term of each revolving loan facility to five years from the date of the amendment, with an option to extend each facility for two additional one-year periods.  Thus, this facility will mature in October 2010, unless we opt to extend the facility.  In addition, the amendment eliminates the requirement that a representation regarding material adverse change be made at the time of each borrowing request and on the first day of each interest period, deletes certain covenants related to acquisitions and investments and revises certain covenants related to mergers and dispositions.  See Note 7 to the consolidated financial statements in our 2004 Form 10-K for further discussion on both the U.S. and Euro facilities;

•                  a 364-day £37.5 million facility and a 10 million Canadian dollar facility, both of which were extended in September 2005 to September 2006; and

•                  a €20 million open-ended facility.

The major rating agencies’ ratings of our debt at November 1, 2005 appear in the table below.

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor’s (S&P)	BBB+	Stable	A-2	Stable
Moody’s Investor Services	Baa2	Stable	P-2	Stable
Fitch, Inc.	BBB+	Negative	F-2	Negative

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

In August 2005, Fitch reaffirmed the above ratings and outlook, while S&P reaffirmed the above ratings but revised the outlook from negative to stable.

A further downgrade in the credit ratings of our senior debt and commercial paper will:

•                  increase the company’s borrowing costs and reduce its financial flexibility.  The Company’s 6.20% notes due 2007 ($250 million of which are outstanding) expressly provide for interest rate increases in the case of certain ratings downgrades.  Because of the downgrade in 2004, the interest rate on these notes increased 25 basis points in January 2005 to 6.95%; and

•                  increase Aon’s commercial paper interest rates or may restrict our access to the commercial paper market altogether.  Although we have committed backup lines in excess of our current outstanding commercial paper borrowings, we cannot assure that our financial position will not be hurt if we can no longer access the commercial paper market.

Stockholders’ Equity

Stockholders’ equity increased $226 million during the first nine months 2005 to $5.3 billion, mainly reflecting net income before preferred dividends of $513 million, which was partially offset by dividends paid to stockholders of $145 million and an increase in foreign exchange losses of $191 million.

Accumulated other comprehensive loss increased $232 million since December 31, 2004.  Net unrealized investment gains decreased $1 million during first nine months 2005.  Net derivative losses rose $40 million over year-end 2004.  Net foreign exchange translation worsened by $191 million because of the strengthening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.

Our total debt as a percentage of total capital was 26.2% at September 30, 2005.  This is compared to our total debt and preferred securities as a percentage of total capital of 29.8% at year-end 2004.  In September 2005, we redeemed all of the outstanding shares of our redeemable preferred stock for $50 million plus accrued but unpaid dividends to the date of redemption.

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

We use special purpose entities and qualifying special purpose entities (“QSPE”), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140 and other relevant accounting guidance.

Premium Financing

Some of our special purpose vehicles were formed solely to purchase financing receivables and sell those balances to conduits owned and managed by third-party financial institutions.  Subject to certain limitations, agreements allowing us to sell to these conduit vehicles will expire at various dates through June 2008.  As of September 30, 2005, the maximum commitment contained in these agreements was $1.9 billion.

Under the agreements, the receivables are sold to the conduits.  Consequently, the conduits bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves provided by our subsidiaries and which we formerly guaranteed.  In January 2005, we eliminated the percentage guarantee for the European facility, replacing it with other collateral enhancements.  In April and June 2005, we did the same for the U.S. and Australian facilities, respectively.  In January 2005, the Canadian facility was amended, reducing the ratings trigger and adding the financial covenants from the credit facility.  In June 2005, the Australian facility was renewed, and the facility was increased by $50 million.  In July 2005, the U.S. facility was amended, extending the facility to July 2006 and reducing its size by $100 million.

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

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade.  As part of this transaction, the insurance companies had been required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated less than investment grade.  Beginning in July 2004, Aon Parent assumed this responsibility.  Approximately $10 million of these commitments were funded in the first nine months of 2005.  As of September 30, 2005, the unfunded commitments amounted to $50 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

The assets, liabilities and operations of PEPS I are not included in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment writedowns of $59 million, equal to the original cost of one tranche.  The preferred stock interest represents a beneficial interest in securitized limited partnership investments.  The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I.  These preferred stock interests have an unrealized investment gain as of September 30, 2005.  Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers the:

•                  value of the underlying limited partnership investments of PEPS I and

•                  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the

Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, our ability to implement the stock repurchase program, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors and federal regulators, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, and the difference in ultimate paid claims in our underwriting companies from actuarial estimates.

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

We are subject to foreign exchange rate risk associated with translating financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the British pound, the Euro, the Canadian dollar, and the Australian dollar.  We use over-the-counter (“OTC”) options and forward contracts to reduce the affect of foreign currency fluctuations on the translation of the financial statements of our foreign operations.

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling a sufficient amount of U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At September 30, 2005, we hedged 39% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months.  We do not generally hedge exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates.  First nine months 2005, earnings per share were positively impacted by $0.05 related to translation gains and $0.06 related to currency hedging gains.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on Aon management’s evaluation (with the participation of the chief executive officer and chief financial officer), as of the end of the period covered by this report, Aon’s chief executive officer and chief financial officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) –15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Aon in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting.  There was no change in Aon’s internal control over financial reporting during third quarter 2005 that has materially affected, or is reasonably likely to materially affect, Aon’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

The condensed consolidated financial statements at September 30, 2005, and for the nine months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon’s independent registered public accounting firm, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aon Corporation

We have reviewed the condensed consolidated statement of financial position of Aon Corporation (the Company) as of September 30, 2005 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

Chicago, Illinois

November 3, 2005

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

Aon Corporation
(Registrant)

November 8, 2005	/s/ David P. Bolger
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