Form 10-K
period 2005-12-31
AON CORP
filed 2006-03-09
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒    NO ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐    NO ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $7,361,791,926 based on the closing sales price as reported on the New York Stock Exchange—Composite Transaction Listing.

        Number of shares of common stock outstanding as of January 31, 2006, was 321,956,147.

Documents incorporated by reference

        Portions of Aon Corporation's Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 19, 2006 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.    Business.

OVERVIEW

        Aon Corporation ("Aon"), through its various subsidiaries worldwide, serves its clients through three operating segments:

  •
  Risk and Insurance Brokerage Services acts as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through our global distribution network.

  •
  Consulting provides advice and services to clients for employee benefits, compensation, management consulting, communications, human resource outsourcing and strategic human resource consulting.

  •
  Insurance Underwriting provides specialty insurance products, including supplemental accident, health and life insurance; credit life, accident and health insurance; extended warranty products and select property and casualty insurance products and services.

        Our clients include corporations and businesses, insurance companies, professional organizations, independent agents and brokers, governments and other entities. We also serve individuals through personal lines, affinity groups and certain specialty operations.

        Incorporated in 1979, Aon is the parent corporation of long-established and more recently formed companies. Aon has approximately 46,600 employees and does business in more than 120 countries and sovereignties.

SEGMENT OPERATIONS

Risk and Insurance Brokerage Services

        The Risk and Insurance Brokerage Services segment generated approximately 55% of our total operating segment revenues in 2005. This is the largest of our operating segments, with approximately 29,400 employees worldwide. Risk and insurance brokerage and related services are provided by certain indirect subsidiaries, including Aon Risk Services Companies, Inc.; Aon Holdings International bv; Aon Re Global, Inc.; Aon Limited (U.K.); and Cananwill, Inc.

Subsegments

        We measure our revenues in this segment under the following areas:

        Risk Management and Insurance Brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement and captive management services and premium finance services for small, mid-sized and large companies, including Fortune 500 corporations. The Americas' operations provide products and services to clients in North and South America, the Caribbean and Bermuda. Our International operations offer similar products and services to clients throughout the rest of the world. Risk management services also include risk identification and assessment, safety engineering, claims and loss cost management and program administration.

        Retail brokerage has practice areas to deliver specialized advice and services in such segments as entertainment, media, financial institutions, marine, aviation, construction, healthcare and energy, among others.

        As a retail broker, we generally serve as an advisor to corporate clients and can arrange a wide spectrum of risk management solutions, including property, general liability, professional and directors' and officers' liability, workers' compensation and other exposures. We also provide affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses.

        Formerly, our wholesale brokerage operations, through our Swett & Crawford subsidiary in the U.S. and certain other subsidiaries outside the U.S., served retail insurance brokers and independent agents in placing large and small accounts with both standard and specialty carriers. In 2005, we exited this line of business in the U.S. by completing the sale of Swett & Crawford in fourth quarter 2005.

        In our managing general underwriting business, we provide outsourced solutions to insurance companies, such as risk selection, premium rating, form design and client service. Our managing general underwriting units offer more than 450 insurance products and programs. Clients may access them directly, or through the Aon Specialty Product Network (ASPN), which we developed as a single-point-of-contact for agent and broker clients who need specialty insurance solutions for their customers.

        We are also a major provider in the management of captive insurance companies that enable our clients to manage risks that would be cost prohibitive or unavailable in traditional insurance markets.

        Reinsurance Brokerage and Related Services offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization and evaluate and mitigate catastrophic loss exposures worldwide. An insurance or reinsurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Reinsurance brokerage services use dynamic financial analysis and capital market alternatives, such as transferring catastrophe risk through securitization.

        Aon Re Global, Inc., its subsidiaries and its affiliates provide reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance. While our reinsurance activities are principally focused on property and casualty lines, our reinsurance activities also include specialty lines such as professional liability, medical malpractice, accident, life and health. Services include advice, placement of reinsurance and alternative risk transfer financing with capital markets and related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling and claims services.

        Claim Services offered claims administration and loss cost management services through dedicated subsidiaries that were separate from our risk management and reinsurance brokerage services. In the U.S., these services were delivered principally through Cambridge Integrated Services Group ("Cambridge"). During 2004, we exited most of these activities by completing the sale of our U.K. claims operations in second quarter 2004 and our Cambridge business in fourth quarter 2004.

Compensation for Services

        Revenues are generated through commissions, fees from clients and compensation from insurance and reinsurance companies for services provided to them. In fourth quarter 2004, we announced that we were terminating our contingent commission arrangements with underwriters.

        Commission rates and fees vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to an insurer or reinsurer and the capacity in which the Aon entity acts. We also receive investment income on funds held on behalf of clients and insurance carriers.

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

Consulting

        The Consulting segment generated approximately 13% of our total operating segment revenues in 2005. It has approximately 6,800 employees worldwide with operations in the U.S., Canada, Europe, the Pacific region and South Africa. We believe we are the world's third largest employee benefit consultant and the second largest in the U.S. based on total revenues.

Subsegments

        Through our Aon Consulting Worldwide, Inc. subsidiary ("Aon Consulting"), we provide a full range of human capital consulting services in two subsegments (Consulting Services and Outsourcing) that operate in six practice areas:

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

        Strategic Human Resource Consulting advises complex global organizations on talent, change and organization effectiveness issues, including assessment, selection performance management, succession planning, organization design and related people-management programs.

        Aon Consulting works to maximize the value of clients' human resources spending, increase employee productivity and improve employee performance. Our approach addresses a trend toward more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers—with benefit options suited to individual needs.

        Our consulting professionals and their clients also identify options in human resource outsourcing and process improvement. Prime areas where companies choose to use outsourcing services include the assessment and selection of job candidates, employment processing, training and development, benefits administration and the individual benefits enrollment process.

Compensation for Services

        Aon Consulting revenues are principally derived from fees paid by clients for advice and services. In addition, commission revenue is received from insurance companies for the placement of individual and group insurance contracts, primarily life, health and accident coverages. In fourth quarter 2004, we announced that we were terminating our contingent commission arrangements with underwriters.

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

Insurance Underwriting

        Our insurance underwriting segment, with approximately 9,000 employees worldwide, has operations in the U.S., Canada, Latin America, Europe and Asia/Pacific. This segment generated approximately 32% of Aon's total operating segment revenues in 2005.

Subsegments

        We classify our insurance underwriting businesses into two sub-segments: (1) accident & health and life and (2) warranty, credit and property and casualty.

Accident & Health and Life

        Our Combined Insurance Company of America and Combined Life Insurance Company of New York ("Combined") subsidiaries provide supplemental accident, health and life insurance. We are a leading underwriter and distributor of specialty individual accident, disability, health and life insurance products that are targeted to middle income consumers in the U.S., Europe, Canada and Asia/Pacific.

        A worldwide sales force of approximately 6,900 exclusive career agents service clients regularly to initiate and renew coverage and to sell additional coverage. We offer a wide range of accident and sickness insurance products, including short-term disability, critical conditions and cancer aid, Medicare products, hospital confinement/recovery and long-term care coverage. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

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

Competitive Conditions

        The accident and health insurance industry in the U.S. is highly diverse, with more than 1,500 accident and health and life insurance companies competing in various segments of the industry. We believe that competition in our accident, health and life business is based on service, product features, price, commission structure, financial strength, claims-paying ability ratings and name recognition.

Warranty, Credit and Property and Casualty

        We believe we are the world's largest independent provider of extended warranty products. These products are offered primarily through our Virginia Surety Company, Inc. and London General Insurance Company Limited subsidiaries.

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

        Services include compliance support, merchandising, direct marketing, training and customer care management services. Products are sold through retailers, automotive dealers, insurance agents and brokers and real estate brokers.

        Our credit life, accident and health and disability insurance provides coverage for unpaid loans in the event of death, illness, accident or involuntary unemployment. This insurance is sold by automobile dealers with automobile financing and by financial institutions with consumer loans.

        Select property and casualty products are designed to protect businesses against losses related to various personal and commercial risks, such as professional liability errors and omissions, excess liability and workers' compensation. We offer select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies.

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

Disposal of Operations

        The Registrant hereby incorporates by reference Note 6, "Disposal of Operations," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Licensing and Regulation

        Regulatory authorities in the states or countries in which the operating subsidiaries of our Risk and Insurance Brokerage Services segment conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing general agents, reinsurance intermediaries or adjusters. Under the laws of most states in the U.S. and of most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state or country. The manner of operating in particular states and countries may vary according to the licensing requirements of the particular state or country, which may require, among other things, that a firm operate in the state or country through a local corporation. In a few states and countries, licenses are issued only to individual residents or locally owned business entities. In such cases, our subsidiaries have arrangements with residents or business entities licensed to act in the state or country.

        Insurance companies must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders. They are enforced by the states in the U.S., by the Financial Services Authority ("FSA") in the U.K. and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates and minimum reserve and capital requirements. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the U.S. utilize statutory accounting principles which are different from U.S. generally accepted accounting principles. The statutory accounting principles, in keeping with the intent to assure the protection of policyholders are based, in general, on a liquidation concept, while U.S. generally accepted accounting principles are based on a going-concern concept.

        State insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). The NAIC seeks to promote uniformity of and to enhance the state regulation of, insurance. Both the NAIC and the individual states continue to focus on the solvency of insurance companies and their conduct in the marketplace. This focus is reflected in additional regulatory oversight by the states and emphasis on the enactment or adoption of a series of NAIC model laws and regulations designed to promote solvency.

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

        Beginning in January 2005, our principal subsidiary in the U.K., Aon Limited, must be, and is, authorized by the FSA. Previously, Aon Limited was a member of a self-regulatory body. Regulation by the FSA has been introduced pursuant to the European Union Insurance Mediation Directive, which sets minimum standards for those involved in advising on, arranging, administering or introducing contracts of insurance. The regulation requires significant operational changes, for example, enhanced disclosures, particularly in connection with retail (private and non-commercial) customers. The FSA has also indicated that it will adopt rules regarding use of funds held on behalf of clients that will affect all brokers operating in the London market.

Clientele

        No significant part of our subsidiaries' business is dependent upon a single client or on a few clients. The loss of any one client would not have a material adverse effect on us or our operating segments.

Employees

        At December 31, 2005, our operating subsidiaries had approximately 46,600 employees, of whom approximately 43,000 are salaried and hourly employees and the remaining 3,600 are career agents who are generally compensated wholly or primarily by commission. In addition, there were approximately

3,300 international career agents who are considered independent contractors and are not our employees. Of the total number of employees, approximately 20,200 work in the U.S.

Information Concerning Forward-Looking Statements

        This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, our ability to execute the stock repurchase program, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors and federal regulators, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, the difference in ultimate paid claims in our underwriting companies from actuarial estimates and other factors disclosed under "Risk Factors" in Item 1A, below.

Website Access to Reports and other Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Also posted on our website and available in print upon request, are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating and Investment Committees; our Governance Guidelines, our Code of Ethics and our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

Item 1A.  Risk Factors.

        The following are risks related to our business and the insurance industry.

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

  Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

        Since the Attorney General of New York brought charges against one of our competitors in October 2004, there has been a great deal of uncertainty concerning then-longstanding methods of compensating insurance brokers. Soon after the Attorney General brought those charges, Aon and certain other large insurance brokers announced that they would terminate contingent commission arrangements with underwriters. Most insurance brokers, however, currently continue to enter into such arrangements, regulators have not taken action to end such arrangements throughout the industry and thus it is unclear at this time whether other brokers will continue to accept contingent commissions. Because of this uncertainty, there is no assurance that we will be able to develop a new business compensation model that permits us to compete successfully against brokers who have not terminated contingent commission arrangements, nor can we assure that any new business compensation model we develop will generate revenues equivalent to those previously received from contingent commissions.

  We face significant competitive pressures in each of our businesses.

        We believe that competition in our lines of business is based on service, product features, price, commission structure, financial strength, claims-paying ability ratings and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers, brokers and with respect to our extended warranty business, third-party administrators, manufacturers and distributors.

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

  •
  the establishment of programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative markets types of coverage; and

  •
  additional regulations promulgated by the Financial Services Authority in the U.K., or other regulatory bodies in jurisdictions in which we operate.

        New competition as a result of these developments could cause the supply of, and demand for, our products and services to change, which could adversely affect our results of operations and financial condition.

  We may not realize all of the expected benefits from our 2005 restructuring plan.

        In third quarter 2005, we announced that we were reviewing the revenue potential and cost structure of each of our businesses. As a result of this review, we have adopted restructuring initiatives that are expected to result in the elimination of approximately 1,800 employee positions, the closing of several offices, asset impairments and other expenses necessary to implement these initiatives. We currently expect that the restructuring plan will result in cumulative pretax charges of $262 million. The objective of the restructuring and other business reorganization initiatives is to improve our profitability through operational efficiency. Our savings net of restructuring expenses is expected to become positive in 2006, with a targeted annualized savings of approximately $180 million by 2008. We cannot assure you that we will achieve the targeted savings.

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

        Virginia Surety Company, Inc., our principal property and casualty insurance company subsidiary, is currently rated "A-" (excellent; fourth highest of 16 rating levels) by A.M. Best Company. Combined Insurance Company of America, the principal insurance subsidiary that underwrites our specialty accident and health insurance business, is currently rated "A" (excellent; third highest of 16 rating levels) by A.M. Best Company, "A-" (strong; third highest of nine rating levels) for financial strength by S&P and "A3" (good; third highest of nine rating levels) for financial strength by Moody's Investors Service. We cannot assure that one or more of the rating agencies will not downgrade or withdraw their financial strength or claims-paying ability ratings in the future.

  Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

        Our insurance underwriting subsidiaries own a substantial investment portfolio of fixed-maturity and equity and other long-term investments. As of December 31, 2005, our fixed-maturity investments (approximately 98% was investment grade) had a carrying value of $4.2 billion, our equity investments had a carrying value of $40 million and our other long-term investments and limited partnerships had a carrying value of $515 million. Accordingly, changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

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

        In 2005, we recognized impairment losses of $11 million. We cannot assure that we will not have to recognize additional impairment losses in the future, which would negatively affect our financial results.

        In 2001, our two major insurance companies sold the vast majority of their limited partnership portfolio, valued at $450 million, to Private Equity Partnership Structures I, LLC (PEPS I) a qualifying special purpose entity (QSPE). The common stock interest in PEPS I is held by a limited liability company which is owned by one of our subsidiaries (49%) and by a charitable trust, which is not controlled by us, established for victims of the September 11 attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid our insurance underwriting companies the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities our insurance underwriting companies received from PEPS I are rated as investment grade by S&P.

        As part of this transaction, Aon is required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. As of December 31, 2005, these unfunded commitments amounted to $48 million.

        Although the PEPS I transaction has reduced the reported earnings volatility historically associated with directly owning limited partnership investments, it will not eliminate our risk of future losses. For instance, we must analyze our preferred stock and fixed-maturity interests in PEPS I for other-than-temporary impairment, based on the valuation of the limited partnership interests held by PEPS I and recognize an impairment loss if necessary. We cannot assure that we will not have to recognize impairment losses with respect to our PEPS I interests in the future.

        The FASB has a current project on its agenda that is expected to result in a change to U.S. generally accepted accounting principles with respect to financial asset transfers such as the PEPS I transaction. We cannot assure that the current accounting for our PEPS I investments will be unaffected by these possible changes.

  Our net pension liabilities may continue to grow, which could adversely affect our stockholders' equity, net income, cash flow and liquidity and require us to make additional cash contributions to the pension plans.

        To the extent that the present value of the benefits incurred to date for pension obligations in the major countries in which we operate continue to exceed the market value of the assets supporting these obligations, our financial position and results of operations may be adversely affected. As a result of the decline in the equity markets over the past several years as well as declines in interest rates, some of our defined benefit pension plans, particularly in the U.K., have suffered significant valuation losses in the assets backing the related pension obligation.

        Current projections indicate that our 2006 defined benefit pension expense for our major pension plans will increase by approximately $4 million compared with 2005 and that cash contributions of approximately $186 million will be required in 2006, although we may elect to contribute more. Total cash contributions to these major defined benefit pension plans in 2005 were $463 million, an increase of $274 million over 2004. Future estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets for some of our plans and expected return on plan assets. We are currently taking actions to manage our pension liabilities, including closing certain plans to new participants. However, changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those which have been announced.

  We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

        We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. The litigation naming us as a defendant ordinarily involves our activities as a broker or provider of insurance products or as an employer. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. Aon has purchased errors and omissions ("E&O") insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant.

        In 2004, Aon, other insurance brokers, insurers and numerous other industry participants received subpoenas and other requests for information from the office of the Attorney General of the State of New York and from other states relating to certain practices in the insurance industry.

        On March 4, 2005, Aon entered into an agreement (the "Settlement Agreement") with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the "State Agencies") to resolve all the issues related to investigations conducted by the State Agencies.

        As has been described in detail in Aon's previous financial filings, the Settlement Agreement requires Aon to pay between 2005-2007 a total of $190 million into a fund (the "Fund") to be distributed to certain Eligible Policyholder clients. The Settlement Agreement sets forth the procedures under which Aon mailed notices to its Eligible Policyholder clients and distributes the Fund to Participating Policyholder clients. In order to obtain a payment from the Fund, Participating Policyholders were required to tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

        As required by the Settlement Agreement, within 60 days of the effective date of that agreement, the Company commenced the implementation of certain business reforms, including agreeing not to accept contingent compensation as defined in the Settlement Agreement.

        Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states. As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999. On March 9, 2005, the Court gave preliminary approval to a nationwide class action settlement within the

$40 million reserve established in the fourth quarter of 2004. The Court held hearings in the fourth quarter of 2005 to consider whether to grant final approval to the settlement and is expected to issue a decision in first quarter 2006.

        Beginning in June 2004, a number of other putative class actions have been filed against Aon and other companies by purported clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and the Racketeer Influenced and Corrupt Organizations Act theories. These actions are currently pending at early stages in state court in California and Illinois and in federal court in New Jersey. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Beginning in late October 2004, several putative securities class actions have been filed against Aon in the U.S. District Court for the Northern District of Illinois. Also beginning in late October 2004, several putative ERISA class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        In May 2005, the Office of the U.S. Attorney for the Southern District of New York and the Securities and Exchange Commission sent to Aon subpoenas seeking information relevant to these agencies' industry-wide investigations of finite risk insurance. Aon is fully cooperating with these investigations.

        In July 2004, several subsidiaries of Aon were joined as defendants in an action in a U.K. court between British Petroleum ("BP") and underwriters who subscribed to policies of insurance covering various offshore energy projects on which BP and its co-venturers have incurred losses. BP settled on confidential terms with underwriters, but asserted a claim against Aon for approximately $96 million, which BP claims is a shortfall between its total losses and what it recovered in the settlements with underwriters, plus interest and costs. The trial in this matter concluded in December 2005, and judgment is expected to be issued sometime in the first half of 2006. Aon believes it has meritorious defenses and has vigorously defended itself against these claims. The ultimate outcome of this matter, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        In February 2006, Lloyds announced that it had brought suit in London against Benfield and a subsidiary of Aon to recover alleged losses relating to these brokers' placement of insurance for Lloyds's New Central Fund. Lloyds alleges that its brokers did not fairly present the risk to reinsurers and thus that the brokers should be held liable for reinsurers' failure to pay approximately £325 million ($563 million based on the December 31, 2005 exchange rate) in claims. Aon disputes Lloyds's allegations, believes that it has meritorious defenses and intends to vigorously defend itself against Lloyd's claims.

        Fiduciary Counselors, Inc., a former Aon subsidiary, has asked Aon Consulting, Inc. of New Jersey to defend and indemnify it with regard to claims that may be asserted in an arbitration relating to the former subsidiary's service from November 1999 to November 2000 as an independent fiduciary for the development and construction of the Diplomat Resort and Country Club in Hollywood and Hallendale, Florida (the "Project"). Aon has conditionally agreed to defend and indemnify Fiduciary Counselors with respect to the potential arbitration demand. The prospective claimants, a labor union pension fund that owns the Project and its current independent fiduciary, allege that Fiduciary Counselors breached fiduciary duties and other obligations under ERISA. The prospective claimants have asserted that their claims are valued at over $100 million. Aon believes that there are meritorious defenses both as to liability and damages and continues to evaluate whether the matter may be resolved without formal arbitration.

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

        In our insurance brokerage and consulting businesses, we often assist our clients with matters which include the placement of insurance coverage or employee benefit plans and the handling of related claims. Errors and omissions claims against us may allege our potential liability for all or part of the amounts in question. Errors and omissions claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. It is not always possible to prevent and detect errors and omissions and the precautions we take may not be effective in all cases. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

  Our businesses are subject to extensive governmental regulation which could reduce our profitability or limit our growth.

        Our businesses are subject to extensive federal, state and foreign governmental regulation and supervision, which could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we sell or the methods by which we sell our products and services or subjecting our businesses to the possibility of regulatory actions or proceedings. With respect to our insurance brokerage businesses, this supervision generally includes the licensing of insurance brokers and agents and third-party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third-party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of other insurance companies. For instance, if we are providing managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

        Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. In the U.S., this system of regulation, generally administered by a department of insurance in each state in which we do business, affects the way we can conduct our insurance underwriting business. Furthermore, state insurance departments conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters.

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

        In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as they have been in the past.

  Our significant global operations expose us to various international risks that could adversely affect our business.

        A significant portion of our operations is conducted outside the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including:

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

        Some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. We must also translate the financial results of our foreign subsidiaries into U.S. dollars. Although we use various derivative financial instruments to help protect against adverse transaction and translation effects due to exchange rate fluctuations, we cannot eliminate such risks and significant changes in exchange rates may adversely affect our results.

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

        Policy and contract claim reserves reflect our estimated liability for unpaid claims and claims adjustment expenses, including legal and other fees and general expenses for administering the claims adjustment process and for reported and unreported losses incurred as of the end of each accounting period. If the reserves originally established for future claims prove inadequate, we would be required to increase our liabilities, which could have an adverse effect on our business, results of operations and financial condition.

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

        We have substantial debt outstanding. As of December 31, 2005, we had total consolidated debt outstanding of approximately $2.1 billion. This substantial amount of debt outstanding could adversely affect our financial flexibility.

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

        In 2005, Fitch, Inc. lowered its ratings on our senior debt from "A-" to "BBB+" and affirmed our commercial paper rating of "F2." They removed us from credit watch and changed their outlook from negative to stable. S&P affirmed its ratings for Aon, removed us from credit watch and changed their outlook from negative to stable and later to positive. Moody's affirmed its ratings on our senior debt and changed their outlook from negative to stable.

        A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs and reduce our financial flexibility. In addition, any further downgrade may trigger obligations of our company to fund certain amounts with respect to our premium finance securitizations. Moreover, some of our debt instruments, such as our 6.20% notes due January 2007 ($250 million of which are outstanding), expressly provide for interest rate increases in the case of certain ratings downgrades. Similarly, any such downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. We cannot assume that our financial position would not be adversely affected if we are unable to access the commercial paper market. A downgrade in the credit ratings of our senior debt may also adversely affect the claims-paying ability or financial strength ratings of our insurance company subsidiaries. See "A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products" above.

  Recent and proposed accounting rule changes could negatively affect our financial position and results.

        The FASB is considering several accounting rule changes, including proposals on pension accounting, intangibles and SPEs, among others. Whether these proposals will become final rules are uncertain, as is their final content. However, if enacted, these proposals could negatively affect our financial position and results of operations.

        In December 2004, the FASB issued Statement No. 123 (revised 2004) Share-Based Payment ("Statement No. 123(R)") which is a revision of Statement No. 123. Statement No. 123(R) supersedes APB Opinion No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123.

        Through 2005, we followed APB No. 25 for share-based payments to employees. As such, we expensed the cost of stock awards over the period during which an employee is required to provide service in exchange for the award. Generally, we were required to disclose proforma compensation expense for stock options but were not required to recognize compensation expense. Beginning in the first quarter of 2006, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative.

        See Note 1 to the consolidated financial statements for further information.

  We are a holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.

        Our principal assets are the shares of capital stock of our subsidiaries, including our insurance underwriting companies. We have to rely on dividends from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. Payments from our underwriting subsidiaries are limited by governmental regulation and depend on the surplus and future earnings of these subsidiaries. In some circumstances, specific payments from our insurance underwriting subsidiaries may require prior regulatory approval and we may not be able to receive dividends from these subsidiaries at times and in the amounts we anticipate or require.

  The volume of premiums we write and our profitability are affected by the availability of reinsurance and the size and adequacy of our insurance company subsidiaries' capital base.

        The level of business that our insurance underwriting subsidiaries are able to write depends on the size and adequacy of their capital base. Many state insurance laws to which they are subject impose risk-based capital requirements for purposes of regulating insurer solvency. Insurers having less statutory surplus than that required by the risk-based capital model formula generally are subject to varying degrees of regulatory scrutiny and intervention depending on the level of capital inadequacy. As of December 31, 2005, each of our insurance company subsidiaries substantially exceeds NAIC risk-based statutory surplus requirements.

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

Item 1B.  Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our business activities are conducted principally in leased office space in cities throughout the world. Certain of our subsidiaries do own and occupy a few office buildings, primarily in certain foreign countries. In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 15, "Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Our executive officers are regularly elected by our Board of Directors at the annual meeting of the Board which is held following each annual meeting of our stockholders. Our executive officers were elected to their current positions on May 20, 2005 to serve until the meeting of the Board following the annual meeting of stockholders to be held on May 19, 2006. Ages shown for executive officers are as of December 31, 2005.

Name	Age	Position
Patrick G. Ryan	68	Executive Chairman. Mr. Ryan currently serves as Aon's Executive Chairman. Mr. Ryan has been Chairman of the Board of Aon since 1990 and was Chief Executive Officer of Aon from 1982 until April 4, 2005.
Gregory C. Case	43
		President and Chief Executive Officer. Mr. Case became Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice.
Michael D. O'Halleran	55
		Senior Executive Vice President. Mr. O'Halleran currently serves as Senior Executive Vice President of Aon and previously served as President and Chief Operating Officer of Aon from April 1999 until September 2004. Mr. O'Halleran has served in other significant senior management positions within Aon's group of companies since 1987.
David P. Bolger	48
		Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Bolger became Executive Vice President—Finance and Administration in January 2003. In April 2003, Mr. Bolger assumed the additional role of Chief Financial Officer. Prior to joining Aon, Mr. Bolger served for 21 years in various capacities for Bank One Corporation and its predecessor companies, most recently serving as Executive Vice President.
Ted T. Devine	42
		Executive Vice President and Head of Corporate Strategy. Mr. Devine became Executive Vice President and Head of Corporate Strategy in May 2005. Prior to joining Aon, Mr. Devine worked at McKinsey & Company for 12 years, most recently serving as a director in the firm's Chicago office and leader of the firm's North American Insurance Practice and North American Insurance Operations and Technology efforts.
D. Cameron Findlay	46
		Executive Vice President and General Counsel. Mr. Findlay became Executive Vice President and General Counsel in August 2003. Prior to joining Aon, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at the law firm now known as Sidley Austin LLP.
Dennis L. Mahoney	55
		Chairman and Chief Executive Officer, Aon Limited. Mr. Mahoney serves as Chairman and Chief Executive Officer of Aon Limited. Mr. Mahoney was previously the Chairman of Alexander Howden Limited, which was acquired by Aon in 1997.

D.P.M. Verbeek	55	Chairman and Chief Executive Officer, Aon Risk Services International. Mr. Verbeek serves as Chairman and Chief Executive Officer of Aon Risk Services International. Mr. Verbeek joined Aon in 1989.
Michael D. Rice	63	Chairman, Aon Risk Services Americas. Mr. Rice serves as Chairman of Aon Risk Services Americas. Mr. Rice has served Aon and its predecessor, Ryan Insurance Group, in various capacities for 40 years.
Steve McGill	47
		Chief Executive Officer, Aon Risk Services Americas. Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, and was named Chief Executive Officer of Aon Risk Services Americas in January 2006. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.
Andrew M. Appel	41
		Chief Executive Officer, Aon Consulting Worldwide, Inc. Mr. Appel became Chief Executive Officer of Aon Consulting Worldwide, Inc. in July 2005. Mr. Appel joined Aon from McKinsey & Company, where he was a senior partner in the firm's Financial Services and Technology practices.
Richard M. Ravin	62
		Chairman, President and Chief Executive Officer, Combined Insurance Company of America. Mr. Ravin has served as Chairman and Chief Executive Officer of Combined Insurance Company of America since 1993.
Diane Aigotti	41
		Senior Vice President and Treasurer. Ms. Aigotti serves as Senior Vice President and Treasurer of Aon. Prior to joining Aon in 2000, Ms. Aigotti was Vice President Finance for the University of Chicago Health Systems and budget director for the City of Chicago.
Michael A. Conway	58	Senior Vice President and Senior Investment Officer. Mr. Conway has served as Senior Vice President and Senior Investment Officer of Aon since 1990.
Jeremy G.O. Farmer	56
		Senior Vice President and Head of Human Resources. Mr. Farmer joined Aon in 2003 as Senior Vice President and Head of Human Resources. Prior to joining Aon, Mr. Farmer spent 22 years with Bank One Corporation and its predecessor companies.
Daniel F. Hunger	54
		Senior Vice President and Controller. Mr. Hunger was named Senior Vice President and Controller of Aon in June 2004. Mr. Hunger joined Aon in 1989, and has served Aon in a number of capacities, including Chief Financial Officer of Aon Consulting.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Aon's common stock, par value $1.00 per share, is traded on the New York Stock Exchange. We hereby incorporate by reference the "Dividends paid per share" and "Price range" data under the heading "Quarterly Financial Data" in Part II, Item 8 of this report.

        Aon had 10,507 holders of record of its common stock as of January 31, 2006.

        We hereby incorporate by reference Note 11, "Redeemable Preferred Stock, Capital Securities and Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/05 - 10/31/05	—	N/A	N/A	N/A
11/1/05 - 11/30/05	675,000	$36.58	675,000	$975,311,617
12/1/05 - 12/31/05	—	N/A	N/A	N/A

	675,000	$36.58	675,000	$975,311,617

        On November 3, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon's common stock. Shares may be repurchased through the open market or in privately negotiated transactions.

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

Selected Financial Data

(millions except common stock and per share data)	2005	2004	2003	2002	2001

INCOME STATEMENT DATA
Brokerage commissions and fees	$6,646	$6,822	$6,545	$5,853	$5,193
Premiums and other	2,848	2,788	2,609	2,368	2,027
Investment income	343	321	310	249	206

Total revenue	$9,837	$9,931	$9,464	$8,470	$7,426

Income from continuing operations	$642	$545	$642	$464	$146
Discontinued operations	95	1	(14)	2	1

Net income	$737	$546	$628	$466	$147

DILUTED PER SHARE DATA
Income from continuing operations	$1.89	$1.63	$1.94	$1.63	$0.53
Discontinued operations	0.28	—	(0.04)	0.01	—

Net income	$2.17	$1.63	$1.90	$1.64	$0.53
BASIC NET INCOME PER SHARE
Income from continuing operations	$1.99	$1.70	$2.01	$1.64	$0.54
Discontinued operations	0.29	—	(0.04)	0.01	—

Net income	$2.28	$1.70	$1.97	$1.65	$0.54

BALANCE SHEET DATA
ASSETS
Investments	$9,064	$8,453	$7,240	$6,443	$6,090
Brokerage and consulting receivables	8,072	8,235	8,335	8,120	6,843
Intangible assets	4,506	4,744	4,659	4,296	4,062
Other	6,176	6,897	6,793	6,475	5,335

Total assets	$27,818	$28,329	$27,027	$25,334	$22,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance premiums payable	$9,427	$9,775	$9,816	$9,420	$7,933
Policy liabilities	6,508	6,393	5,932	5,310	4,990
Notes payable	2,105	2,115	2,095	1,671	1,694
General liabilities	4,475	4,893	4,636	4,286	3,398

Total liabilities	22,515	23,176	22,479	20,687	18,015
Redeemable preferred stock	—	50	50	50	50
Capital securities	—	—	—	702	800
Stockholders' equity	5,303	5,103	4,498	3,895	3,465

Total liabilities and stockholders' equity	$27,818	$28,329	$27,027	$25,334	$22,330

COMMON STOCK AND OTHER DATA
Dividends paid per share	$0.60	$0.60	$0.60	$0.825	$0.895
Price range	37.14-20.65	29.40-18.17	26.79-17.41	39.63-13.50	44.80-29.75
At year-end:
Stockholders' equity per share	$16.51	$16.11	$14.32	$12.56	$12.82
Market price	$35.95	$23.86	$23.94	$18.89	$35.52
Common stockholders	10,523	11,291	11,777	11,419	13,273
Shares outstanding (in millions)	321.2	316.8	314.0	310.2	270.2
Number of employees	46,600	47,900	54,400	55,100	53,300

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis is organized as follows:

I.	OVERVIEW
Key Drivers of Financial Performance
Executive Summary of 2005 Financial Results
II.	KEY RECENT EVENTS
Restructuring and Other Business Reorganization Initiatives
Investigation by the New York Attorney General and Other Regulatory Authorities
Sale and Strategic Analysis of Certain Businesses
New Chief Executive Officer
Stock Repurchase Program
III.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Restructuring
Pensions
Contingencies
Policy Liabilities
Valuation of Investments
Intangible Assets
IV.	REVIEW OF CONSOLIDATED RESULTS
General
Summary Results for 2003 through 2005
Consolidated Results for 2005 Compared to 2004
Consolidated Results for 2004 Compared to 2003
Consolidated Results for Fourth Quarter 2005 Compared to Fourth Quarter 2004
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

        Risk and Insurance Brokerage Services.    Brokerage segment results are affected by a number of key drivers, including:

  •
  conditions in insurance markets generally (particularly fluctuations in premiums charged by insurance companies)

  •
  success attracting and keeping clients

  •
  fluctuations in foreign exchange rates

  •
  interest income on our investments

  •
  expense management

  •
  retention of employees.

        In addition, in 2005 and 2004, this segment was affected by matters discussed under "Key Recent Events—Investigation by the New York Attorney General (NYAG) and Other Regulatory Authorities" and our related decision to terminate contingent commission arrangements.

        Consulting.    Consulting segment results are principally affected by:

  •
  our clients' employment levels, which are driven mainly by economic conditions

  •
  governmental regulations affecting the health care market, employee benefit programs and our clients' respective industries

  •
  our success attracting and keeping clients

  •
  expense management

  •
  retention of employees.

        In addition, in 2005 and 2004, this segment was also affected by the matters discussed under "Key Recent Events—Investigation by the New York Attorney General (NYAG) and Other Regulatory Authorities" and our related decision to terminate contingent commission arrangements.

        Insurance Underwriting.    Underwriting segment results are affected by:

  •
  consumer buying habits, which are influenced by economic conditions

  •
  competition with other underwriters (including competition based upon claims-paying ratings)

  •
  our success selling new policies, selling existing policyholders more services and having customers renew their policies

  •
  the effectiveness and collectability of our reinsurance contracts, particularly in programs where we serve as the fronting company, ceding substantially all risk

  •
  our investment results.

        Corporate and Other.    The key drivers of results in this segment are investment income and debt financing costs.

Liquidity

        Liquidity is derived from cash flows from our business, excluding funds held on behalf of clients and from financing. We use liquidity for capital expenditures, to repay debt, to fund acquisitions and pension obligations, to repurchase shares and to pay dividends to our stockholders. Because we are a holding company, our subsidiaries may not have available cash to pay us dividends; in the case of the insurance underwriting subsidiaries, this ability is limited by regulatory and rating agency considerations. Our access to cash generated from operations outside the U.S. may be affected by tax considerations and by pension funding requirements in our international pension plans.

Executive Summary of 2005 Financial Results

        Our revenues from continuing operations were down 1% or $94 million compared to 2004 due to:

  •
  the loss of $100 million in contingent commissions compared to 2004.

  •
  In 2004, we sold virtually all of our investment in Endurance common stock, although we continue to hold Endurance warrants. In 2004, we recognized a $48 million pretax gain from selling the stock, plus $38 million from our equity investment. In 2005, we recognized a $10 million pretax gain from the change in the fair value of the warrants.

  •
  The absence of $212 million of claim services revenue, principally from our Cambridge Integrated Services Group, Inc. ("Cambridge") business, which we sold late in 2004. This more than offset improved operating results, principally in our U.S. retail brokerage business.

        These factors more than offset higher revenues generated by our core brokerage businesses, especially in the U.S.

        Organic revenue growth (which adjusts revenue growth for the effects of foreign exchange and other factors) was flat for the year. Excluding contingent commissions, organic revenue growth was 1%.

        Income from continuing operations before provision for income tax and minority interest increased $138 million from 2004. The primary drivers for this change were:

  •
  During the first quarter of 2005, we settled investigations with the NYAG and other regulatory authorities. We recorded expenses of $180 million related to this settlement in our 2004 results. The accretion of the discount on this settlement resulted in an expense of $5 million in 2005. We also incurred an expense of $40 million related to the Daniel class action lawsuit in 2004.

  •
  Beginning in the third quarter of 2005, we began a corporate-wide restructuring effort, including workforce reductions and office closures. As a result of this effort, we incurred $158 million in severance expenses, lease consolidation costs, asset impairments and other associated costs.

  •
  The net impact of activity involving our Endurance investment reduced 2005 pretax income by $75 million.

  •
  The remaining increase is primarily attributable to effectively managing our costs.

        Income from discontinued operations included a $239 million pretax gain resulting from the fourth quarter sale of our Swett & Crawford operation. The goodwill allocated to Swett & Crawford was not tax deductible, resulting in a high effective tax rate for the transaction.

        We continue to do a better job of generating and managing our cash and investments. More specifically, we:

  •
  are managing our cash to improve our debt to capital ratio, fund our pension plans and increase our return on assets. The decrease in our cash balance of $94 million reflects $463 million of pension contributions, a $76 million payment to the settlement fund for the NYAG investigation

    (see Note 15 to the consolidated financial statements) and $25 million to repurchase outstanding common stock. These cash decreases were offset by increases in our operating cash flow and cash received from the sale of Swett & Crawford.

  •
  are aggressively restructuring our businesses to reflect changes in our industry. We anticipate these efforts will generate approximately $180 million in annualized cash savings by 2008.

  •
  paid down $12 million of total debt in 2005. We paid down $250 million of domestic long-term debt that was scheduled to be redeemed this year. That decrease was mostly offset by an increase in borrowings at our foreign subsidiaries, in part to offset earnings repatriated to the U.S.

        All of Aon's financial information reflects the application of critical accounting policies, estimates, assumptions and judgments, as discussed below under "Critical Accounting Policies and Estimates."

        These items are discussed further in the remainder of this Management's Discussion and Analysis.

KEY RECENT EVENTS

Restructuring and Other Business Reorganization Initiatives

Plan Summary

        In August 2005, we announced that we were reviewing the revenue potential and cost structure of each of our businesses. As a result of this review, we adopted restructuring initiatives and currently expect these initiatives to result in cumulative pretax charges totaling $262 million over a three-year period, of which we have incurred $158 million. Expected restructuring costs include workforce reductions and lease consolidation costs, asset impairments and other expenses. We expect the remaining expenses to affect our continuing operations through the end of 2007. We anticipate that these initiatives will lead to annualized cost savings of approximately $180 million by 2008.

        The 2005 Restructuring Plan is expected to result in the elimination of 1,800 job positions and space consolidation in certain locations. Office closures will require that we recognize losses on subleases or lease buy-outs and may also trigger asset impairments. See the Critical Accounting Policies and Estimates section for detailed information on significant judgments and estimates, key assumptions and relevant accounting guidance related to our accounting for restructuring costs.

        The following chart details the restructuring and related expenses incurred in 2005 and estimated for 2006 and 2007 by geographic region:

(millions)	United States	United Kingdom	Continent of Europe	Rest of World	Total

2005	$28	$92	$30	$8	$158
2006 estimated	25	44	10	2	81
2007 estimated	12	11	—	—	23

Total incurred and remaining estimated	$65	$147	$40	$10	$262

        The following chart is a summary of the 2005 restructuring costs and estimated restructuring and related expenses by type through the end of 2007.

	Actual			Estimated (1)
(millions)	Third Quarter 2005	Fourth Quarter 2005	Total 2005	Full Year 2006	Full Year 2007	Total

Workforce reduction	$2	$114	$116	$33	$8	$157
Lease consolidation	15	5	20	31	6	57
Asset impairments	15	2	17	2	4	23
Other related expenses	3	2	5	15	5	25

Total restructuring and related expenses	$35	$123	$158	$81	$23	$262

(1)
Our estimated costs are forward looking and should be read in connection with our risk factors. Actual costs may vary due to changes in the assumptions built into this plan. Some of the assumptions likely to change when plans are finalized and approved include changes in severance calculations, the assumptions underlying our sublease loss calculations due to changing market conditions and our overall analysis that might cause us to add or cancel component initiatives.

        Year-to-date, restructuring and related expenses amounted to $158 million, which include:

  •
  $116 million in workforce reduction costs.

  •
  $20 million in lease consolidation costs, mostly reflecting leases terminated or abandoned in the U.S. and the U.K.

  •
  $17 million in asset impairments, of which $13 million related to an automated client renewal software program in the U.K. that was abandoned as part of our restructuring efforts.

  •
  $5 million in other related expenses, which represents fees paid to outside parties for work related to the restructuring.

Performance objective of restructuring initiative

        We are restructuring to improve our profitability through operational efficiency. We project that our savings, net of restructuring expenses, will become positive by 2006, with a targeted annualized savings of approximately $180 million by 2008. However, we cannot guarantee that we will achieve the targeted savings given the factors discussed in the note to the preceding table.

Investigation by the New York Attorney General (NYAG) and Other Regulatory Authorities

        In March 2005, we settled regulatory investigations for $190 million with the NYAG and other state regulatory authorities. In the settlement, we agreed not to seek or accept indemnification pursuant to any insurance policy or other reimbursement with respect to any amounts payable under the Settlement Agreement.

        The settlement had two significant effects on our operations:

(1)
Our revenue was $100 million lower in 2005 than 2004 because we terminated contingent commission arrangements.

(2)
The impact of the March 2005 settlement was included in our 2004 operations. Since the settlement amount was fixed and determinable, we discounted the liability to the net present value of the payments based on our incremental borrowing rate, following Accounting Principle Board's (APB) Opinion No. 21. This discount is reflected in the $10 million difference between the settlement amount of $190 million and the expense of $180 million. $5 million of the discount was accreted in 2005 and the remainder will accrete into our financial statements as outlined below.

        Below is a summary of the expense and cash payments we have incurred and that we are scheduled to incur because of the settlement.

(millions)	Incurred expense	Cash payment

2004	$180	$—
2005	5	76
2006	4	76
2007	1	38

Total settlement cost	$190	$190

        Below is a summary of our liability for the settlement as of December 31, 2004, changes during the year and the ending liability as of December 31, 2005.

(millions)

Balance as of December 31, 2004	$180
Accretion of discount	5
Cash payment to settlement fund	(76)

Balance as of December 31, 2005	$109

Sale and Strategic Analysis of Certain Businesses

        During 2003, 2004 and 2005, we sold certain businesses, including:

  •
  our U.S. wholesale brokerage business, Swett & Crawford

  •
  our U.K. claims services businesses

  •
  a small non-core consulting subsidiary

  •
  our U.K. reinsurance brokerage runoff unit

  •
  a small U.S. brokerage unit

  •
  our automotive finance servicing business, which had been in run-off since first quarter 2001.

        In addition, at December 31, 2005, we were in the process of selling a small non-core brokerage business in Australia. We completed the transaction in January 2006.

        We have classified the operating results of all of these businesses as discontinued operations and reclassified prior year's operating results to discontinued operations, as follows:

(millions) Years ended December 31,	2005	2004	2003

Revenues	$193	$274	$359
Pretax income (loss):
Operations	$(6)	$33	$4
Gain (loss)	236	(23)	(23)

Total	$230	$10	$(19)

After-tax income (loss):
Operations	$(6)	$19	$—
Gain (loss)	101	(18)	(14)

Total	$95	$1	$(14)

        See Note 6 to the consolidated financial statements, "Disposal of Operations," for further information.

        In November 2004, we sold our Cambridge claims administration business to Scandent Holdings Mauritius Limited ("SHM") for $90 million in cash plus convertible preferred stock in SHM, valued at $15 million. Because of our convertible preferred stock holding and other factors, we included Cambridge's results before the sale's effective date, as well as a pretax gain on the sale of $15 million, in income from continuing operations.

        From time to time, we explore strategic alternatives for our various businesses. In fourth quarter 2005, we announced that we were exploring alternatives to our ownership of our warranty, credit and property and casualty businesses to determine if the potential of these businesses can be more fully realized under different ownership.

New Chief Executive Officer

        In April 2005, we announced that Gregory C. Case had become our president and chief executive officer, effective immediately. Mr. Case was also elected to our Board of Directors. He succeeds Patrick G. Ryan, who had served as Aon's CEO since the company's founding. Mr. Ryan continues to serve as Executive Chairman of the Aon Board of Directors.

Stock Repurchase Program

        In November 2005, we announced that our Board of Directors had authorized the repurchase of up to $1 billion of Aon's common stock. Any repurchased common stock will be available for employee stock plans and for other corporate purposes. From time to time, we may purchase shares through the open market or in privately negotiated transactions based on prevailing market conditions, which will be funded from available capital. During fourth quarter 2005, we repurchased 675,000 shares for $25 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Aon's consolidated financial statements have been prepared according to U.S. generally accepted accounting principles (GAAP). To prepare these financial statements, we made estimates, assumptions and judgments that affect:

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

Restructuring

        Restructuring costs are expensed as incurred in accordance with FASB Statement No. 112, Employers Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 applies to one-time workforce reduction benefits and requires companies to use Statement No. 112 when severance is paid under an ongoing severance policy. Lease consolidation costs, asset impairments and other costs associated with restructuring are accounted for under Statement No. 146 and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Workforce reduction costs

        We account for workforce reduction costs that result from an ongoing severance plan under Statement No. 112. Such instances occur when (1) we have an established severance policy, (2) statutory requirements dictate the severance amounts, or (3) we have an established pattern of paying by a specific formula.

        We estimate our one-time workforce reduction costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. We recognize these costs when we:

  •
  identify the specific classification (or functions) and locations of the employees being terminated

  •
  notify the employees who might be included in the termination

  •
  expect to terminate employees within the legally required notification period.

        When employees are receiving incentives to stay beyond the legally required notification period, we spread the entire cost of their severance over the remaining service period.

Lease consolidation costs

        Where we have provided notice of cancellation pursuant to a lease agreement or abandoned space and have no intention of reoccupying it, we recognize a loss. The loss reflects our best estimate of the net present value of the future cash flows associated with the lease at the date we vacate the property or sign a sublease arrangement. To determine the loss, we make assumptions about the time period over which the building will remain vacant and the sublease terms.

        We estimate sublease income based on current market quotes for similar properties. When we finalize definitive agreements with the sublessee, we adjust our sublease losses for actual outcomes.

Fair value concepts of severance arrangements and sublease losses

        Accounting guidance requires that our exit and disposal accruals reflect the fair value of the liability. Where material, we discount back sublease loss calculations to arrive at their net present value.

        Most workforce reductions happen over a short span of time, so no discounting is necessary. However, we discount the severance arrangement when we terminate an employee who will provide no future service and we pay their severance over an extended period. Accretion of the discount occurs over the remaining life of the liability.

        For the remaining lease term or severance payout, we decrease the liability for payments and increase the liability for accretion of the discount. The discount reflects our incremental borrowing rate, which matches the lifetime of the liability.

Other associated costs of exit and disposal activities

        We recognize other restructuring costs as they are incurred, including moving costs and consulting and legal fees.

        Asset impairments may result from large-scale restructurings and we account for these impairments in the period when they become known. Furthermore, we record impairments in accordance with Statement No. 144 by:

  •
  reducing the book value to the net present value of future cash flows (in situations where the asset had an identifiable cash flow stream)

  or

  •
  accelerating the depreciation to reflect the revised useful life.

Income statement classification of restructuring expenses

        As we incur restructuring expenses, we classify them in our income statement in these categories:

  •
  general expenses includes workforce reduction and lease consolidation costs, along with other costs, and

  •
  depreciation and amortization expense includes asset impairments.

Pensions

U.S. Plans

        The U.S. pension plans are closed to new employees. All employees hired after 2003 participate in a defined contribution plan. Over time, this change will reduce the volatility inherent in the accounting for the U.S. pension plans.

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

        As of year-end 2005, the market-related value of assets does not yet reflect accumulated asset losses of $69 million. These losses will increase pension expense as they are graded into the market-related asset value and may be offset by future asset gains. As of year-end 2005, we reported a fair value of pension assets of $1,326 million, while the market-related value of assets is $1,395 million. The Company contributed $300 million to the major U.S. pension plan during 2005 to strengthen the funding of the program.

        Under FASB Statement No. 87, Employers' Accounting for Pensions, the full gain or loss on assets and obligations is not recorded as expense in the current period. Statement No. 87 allows changes in the projected benefit obligation and market value of assets to be deferred and amortized as a component of pension expense over several years, based on the average expected future service of active employees, which is currently nine years. Gains and losses on pension obligations include the net effects of changes in the discount rate and other actuarial assumptions, as well as demographic changes in the employee data.

        For the 2005 valuation year, the pension plans have a combined deferred loss of $623 million (comprised of unrecognized asset losses of $69 million and other than deferred asset losses of $554 million) that has not yet been recognized through income in the financial statements. We amortize the non-asset losses of $554 million outside of a corridor, over about nine years; this corridor is defined as 10% of the greater of the market-related value of plan assets or the projected benefit obligation. For 2006, the estimated amortization amount to be recognized in expense is projected to be $46 million. To the extent not offset by future gains, the incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        To determine future pension expense, we currently assume a long-term rate of return of approximately 8.4%. This expected long-term return was based on capital market expectations for various asset classes (see following table). U.S. equities and fixed income expectations were built using a theoretical Capital Asset Pricing ("CAP") Model. The CAP Model included three factors for equities: current dividend yield (1.6%); corporate earnings nominal growth (7.2%); and P/E ratio repricing (0.0%). The 5.8% fixed income expectation factor included the then current 10-year U.S. Treasury Note yields and simulations of future yields based on expected inflation and other factors. Other asset classes expectations were based on risk premiums relative to U.S. equities and fixed income expected returns. Estimates of volatilities and correlations among asset classes were based on historical data. We then weight the expected returns for each asset class by the plan's target allocation.

        This table shows the result of the calculation based on the target asset allocation for year-end 2005. The actual return for the 2005 valuation year of 11.8% was in excess of the assumed return.

Asset Class	Target Allocation	Expected Returns	Weighted Average Expected Rate of Return

Equities	80%
Domestic equities	45	8.8%	4.0%
Limited partnerships and other	15	10.2	1.5
International equities	15	8.8	1.3
Real estate and REITs	5	7.1	0.4
Debt Securities	20
Fixed maturities	20	5.8	1.2
Invested cash	No Target	2.4	—

Total			8.4%

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

        The same assumptions are used for our pension plans and postretirement benefit plans where applicable. Changes in these assumptions can have a material impact on pension obligations and pension expense. For example, holding all other assumptions constant, a one percentage point:

  •
  decrease in our estimated discount rate would increase our estimated 2006 pension expense by approximately $42 million and the estimated 2006 postretirement medical benefit expense by approximately $0.3 million and

  •
  increase in our estimated discount rate would decrease the 2006 estimated pension expense by approximately $35 million and the postretirement medical benefit expense by approximately $0.2 million.

        Similarly, holding other assumptions constant, a one percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase the estimated 2006 pension expense by approximately $14 million and

  •
  increase in the estimated long-term rate of return on plan assets would decrease pension expense by approximately $14 million.

        Required cash contributions are also sensitive to assumptions, however the assumptions used to determine contributions to the plan are changed infrequently. We anticipate cash funding requirements of $6 million in 2006. Under current rules and assumptions, we anticipate funding requirements of $199 million in 2007. Legislation being considered in Congress may reduce the 2007 requirement to $43 million if passed. Pension reform legislation may further change this requirement.

Major U.K. Plans

        The U.K. pension plans are closed to new entrants and all employees hired after 1999 become participants in a defined contribution plan. As with the U.S. plans, this change will reduce the volatility inherit in the accounting for U.K. pension plans. The other international plans and the U.K. plans are solely obligations of Aon Corporation subsidiaries.

        For the 2005 valuation year, the major U.K. pension plans have a combined deferred loss (from asset and liability experience) of $1,629 million that has not yet been recognized through income in the financial statements. We amortize the accumulated loss outside of a corridor over 16 years; this corridor is defined as 10% of the greater of the fair value of plan assets or the projected benefit obligation. For 2006, the estimated amortization amount to be recognized in expense is $79 million. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        To determine pension expense, the fair market value of plan assets is used. Generally, the U.K. plans' trustees determine the investment policy for each plan. In total, at the end of the 2005 valuation year, the plans were invested 61% in equities, 34% in fixed income securities and 5% in real estate with a fair value of $2,593 million. In determining the expected rate of return, investment community forecasts and current market conditions were analyzed to develop expected returns for each of the asset classes used by the plans. Consideration was given to historic performance data by asset class over long periods. The expected returns for each asset class were then weighted by actual asset allocations of the plans. To determine future pension expense, a long-term rate of return of 7.1% was assumed.

        This table shows the result of the calculation based on the target asset allocation as of year-end 2005. Since there are six major pension plans maintained in the U.K., the Target Allocation represents a weighted average of the target allocation of each plan. Further, target allocations are subject to change. The actual return for the 2005 valuation year of 19% was in excess of the assumed return.

Asset Class	Target Allocation	Historical Returns	Weighted Average Expected Rate of Return

Equities	65%
U.K. equities	39	8.4%	3.3%
Non-U.K. equities	22	8.4	1.8
Property	4	7.9	0.3
Debt Securities	35
Corporate bonds	19	5.0	1.0
Government bonds	16	4.3	0.7
Invested cash	—	4.0	—

Total			7.1%

        With respect to U.K. pension liabilities, a one-percentage point:

  •
  decrease in our estimated discount rate would increase the estimated 2006 pension expense by approximately $55 million and

  •
  increase in our estimated discount rate would decrease the estimated 2006 pension expense by approximately $60 million.

        Similarly, a one-percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase the estimated 2006 pension expense by approximately $26 million and

  •
  increase in our estimated long-term rate of return on plan assets would decrease estimated 2006 pension expense by approximately $26 million.

        At year-end 2005, a U.K. pension plan had a prepaid pension asset of $16 million. In the future, if the funded status of the plan deteriorates, this amount could be reflected in a minimum pension liability, which would reduce stockholders' equity.

        Cash flow requirements are also sensitive to assumptions, however, assumptions used for funding the U.K. plans are changed infrequently. Under current rules and assumptions, we anticipate U.K. funding requirements of $159 million in both 2006 and 2007. These contributions reflect minimum funding requirements plus other amounts agreed to with the trustees of the U.K. plans.

Dutch Plan

        To determine pension expense, we use the fair market value of plan assets that, at year-end 2005, amounted to $349 million. At the end of 2005, the Dutch pension plan has a combined deferred loss of $108 million that has not yet been recognized through income in the financial statements. We amortize the accumulated loss outside of a corridor over 20 years; this corridor is defined as 10% of the greater of the fair value of plan assets or the projected benefit obligation. For 2006, the estimated amortization amount to be recognized in expense is $3 million. To the extent not offset by future gains, the incremental amortization as calculated above will continue to affect future pension expense in a similar manner until fully amortized.

        The target asset allocation is 35% equities and 65% fixed income securities, with an allowed deviation of 5%. At year-end 2005, the actual asset allocation was consistent with the target allocation. The expected long-term rate of return is 6%, which results from an expected future return of 8% on equities and a 5% return on fixed income investments.

        With respect to Dutch pension liabilities, a one percentage point:

  •
  decrease in our estimated discount rate would increase the estimated 2006 pension expense by approximately $7 million and

  •
  increase in our estimated discount rate would decrease the estimated 2006 pension expense by approximately $5 million.

        A one percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase the estimated 2006 pension expense by approximately $4 million and

  •
  increase in our estimated long-term rate of return on plan assets would decrease the estimated 2006 pension expense by approximately $4 million.

        At year-end 2005, the Dutch pension plan had a prepaid pension asset of $100 million. In the future, if the funded status of the plan deteriorates, this amount could be reflected in a minimum pension liability, which would reduce stockholders' equity.

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

Policy Liabilities

        Through our insurance underwriting operations, we collect premiums from policyholders and we establish liabilities (reserves) to pay benefits to policyholders. The liabilities for policy benefits, claims and unearned premiums are a large portion of the total policy liabilities shown on our balance sheet and are comprised primarily of estimated future payments to policyholders, policy and contract claims and unearned and advance premiums and contract fees.

Accident & Health and Life

        To establish policy liabilities, we develop estimates of reported and anticipated claims, based on our historical experience, other actuarial data and assumptions on investment yields. We base interest rate assumptions on factors such as market conditions and expected investment returns. Although mortality, morbidity, persistency and interest rate assumptions are set when we issue new insurance policies, we may need to provide for additional losses on a product by increasing reserves, reducing previously capitalized acquisition costs established for that product, or establishing premium deficiency reserves if there are significant changes in our experience or assumptions. Since estimating and establishing policy and contract liabilities is inherently uncertain, the actual ultimate cost of a claim may vary materially from the estimated amount reserved.

        Liabilities for incurred but unpaid claims include estimated costs relating to incurred and reported claims and incurred but not reported claims. We base the liability for unpaid claims on the estimated ultimate cost of settling claims using best estimates of past experience. These estimates reflect current trends and any other factors that influence historical data. Actual experience, however, may vary from our estimates, due to changes in claim reporting, processing patterns and variations from historic averages for the amount paid per claim. Variations from historic patterns and averages could result in additional changes that increase or decrease unpaid claim liabilities. As of December 31, 2005, there were no known changes in reporting or processing patterns.

        Except for products that meet the definition of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, we accrue a liability for future policy benefits relating to long-duration contracts when we recognize premium revenue. The liability represents the present value of future benefits to be paid to policyholders less the present value of future premiums and we estimate the liability using methods that include estimates of expected investment yields, mortality, morbidity and policy persistency.

        Of course, actual experience may vary from our estimates, due to emerging trends in morbidity, mortality, persistency and asset yields—and some of these trends can fluctuate significantly over time. As we realize the actual experience, we take into account the financial impacts of these changes to our original assumptions. When current estimates of the present value of future benefits exceed the present value of future premiums for a product line, we recognize all excess amounts as a loss. There are no current estimates of the overall net gain resulting from improvements from original assumptions.

        We account for long-duration contracts meeting the definition of Statement No. 97, such as universal life type products, consistent with the way we account for interest-bearing or other financial instruments. We do not report payments received on those contracts as revenue and, correspondingly, we do not establish a policy benefit reserve. The liability for policy benefits is equal to:

  •
  the balance that accrues to the benefit of policyholders at the date of the financial statements,

  •
  amounts that have been assessed to compensate the insurer for services to be performed over future periods, and

  •
  amounts previously assessed against policyholders that are refundable when the contract terminates.

Claim Liabilities

        Reserves for claim liabilities were $428 million, $422 million and $447 million as of December 31, 2005, 2004 and 2003, respectively. A 1% increase in the assumed medical cost trends would reduce pretax income by approximately $3 million.

Future Policy Benefits

        Reserves for future policy benefits were $1,671 million, $1,542 million and $1,396 million as of December 31, 2005, 2004 and 2003, respectively. If a 1% unfavorable change were to occur in the mortality and morbidity assumptions for both the accident & health and life books of business, pretax income would be decreased by approximately $7 million.

Warranty

        Compared to traditional underwriting businesses, our warranty business is unique, in that we typically (1) receive a multi-year single premium and (2) claims have low severity and relatively high frequency. Individual program reserves are reviewed quarterly to verify an appropriate amount is held for past and future warranty claims. Our coverage on new products has a long waiting period and does not begin until after the underlying manufacturers warranty expires. Despite an average 3 1/2 year duration overall, terms may extend as far as seven years with a few warranties lasting up to ten years.

Used product warranties are also sold but without underlying manufacturer warranty and so revenue recognition begins immediately.

        In addition to the term of the warranty, we take other characteristics into account when we estimate reserves. We review considerations such as the manufacturer or classes of products and embed them in our calculation methodology.

        Similar to other underwriting activities, we use historic loss development factors to project the ultimate loss. For recent periods, we use the Bornhuetter-Ferguson method, commonly used in underwriting businesses. Bornhuetter-Ferguson:

  •
  combines loss development methods with an expected loss ratio technique.

  •
  computes the expected loss ratio using either judgment, recent experience, or other commonly used statistical methods, such as the Cape Cod method.

        These methods result in a point estimate of our liability, which was $759 million as of December 31, 2005. We believe that the ultimate development of the recorded liability could be as much as 10% more or 5% less.

        Sources of uncertainty include technological innovations such as plasma TVs and liquid crystal displays. In addition, some of our policies include profit sharing, where the client participates in underwriting profits, but we pay all underwriting losses.

Property & Casualty

        We estimate loss reserves for all property and casualty lines of business by accident year, using a minimum of five standard actuarial techniques; these techniques include, but are not limited to, incurred and paid loss development factors based on both program history and industry development patterns for similar lines of business. We also use the Bornhuetter-Ferguson Method, which incorporates historical loss ratio performance weighted with case emergence to date. When we have the data available, we use frequency and severity methods to evaluate any data on claim count emergence and severity trends.

        We base the selected ultimate loss estimates on the range of estimates discussed above. Typically, we select the average of the estimates, but that selection may be influenced by the consistency of the estimates, knowledge of emerging loss trends and rate or benefit changes.

        We evaluate selected ultimate losses for business on a direct, assumed, ceded and net basis. From the selected ultimate losses, we deduct paid losses to arrive at the total reserve. The total reserve includes case reserves and incurred but not reported reserves.

        At December 31, 2005, our recorded liability was $292 million. Given the current knowledge of the overall variability of property and casualty exposures, we expect loss reserves to fall within 10 loss ratio points (or approximately $22 million) of our selected estimate 95% of the time.

Valuation of Investments

        We periodically review securities with material unrealized losses and evaluate them for other-than-temporary impairment. We analyze various risk factors and determine if any specific asset impairment exists. If there is a specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value.

        Each quarter, we review invested assets with material unrealized losses. Those assets are separated into two categories:

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

Assets with unrealized losses due to issuer-specific events

        Fixed maturity investments.    At least quarterly, we:

  •
  review the creditworthiness of corporate obligors for changes by nationally recognized credit rating agencies and changes in fundamental financial performance of the underlying entity

  •
  monitor cash flow trends and underlying levels of collateral for asset-backed securities

  •
  evaluate all bonds and asset-backed securities whose financial performance has declined for other-than- temporary impairment.

        Publicly-traded preferred stocks.    At least quarterly, we review issuer creditworthiness, including changes in ratings by nationally recognized credit agencies and changes in financial performance of the underlying issuer. We monitor all preferred stock investments with declining financial performance for other-than-temporary impairment.

        Publicly-traded common stocks.    Quarterly, we review each common stock investment to determine if its decline in value is deemed other-than-temporary. Our review includes analyzing issuer financial trends and market expectations based on third-party forward-looking analytical reports, when available.

        Private common and preferred stocks and other invested assets.    Every quarter, we review private issue valuations, which include recent transaction valuations between the issuer and a third party; financial performance reviews; and financial trend comparisons with publicly-traded companies in the same or similar industries.

        We recognize an other-than-temporary impairment loss when appropriate for these investments with continuous material unrealized losses due to issuer-specific events. We base our decision on the facts and circumstances for each investment.

Assets with unrealized losses due to market conditions or industry-related events

        Invested assets with unrealized losses due to market conditions or industry-related events include those impacted by increasing U.S. Treasury or local sovereign interest rates; corporate and asset-backed credit spread widening; common stock price volatility due to conditions in the overall market or a particular industry; and illiquid market conditions.

        Sometimes, we assume that a decline in value below cost is temporary for fixed-maturity investments with unrealized losses due to market conditions or industry-related events when the market is expected to recover and we can hold the investment until maturity or the market recovers, which is a decisive factor when considering an impairment loss. If we decide that holding the investment is no longer appropriate, we will reevaluate that investment for other-than-temporary impairment.

        We evaluate other-than-temporary impairment for preferred and common stock and other investments with continuous material unrealized losses for two consecutive quarters due to market conditions or industry-related events. We recognize an other-than-temporary impairment loss based upon each investment's facts and circumstances. We continue to monitor these securities quarterly to ensure that unrealized losses are not the result of issuer-specific events.

        Note 7 to the consolidated financial statements provides additional information regarding our investments, including unrealized losses segregated by type and period of continuous unrealized loss at December 31, 2005.

Intangible Assets

        Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses.

        We:

  •
  classify our intangible assets as either goodwill, client lists, non-compete agreements, future profits of purchased books of business of the insurance underwriting subsidiaries, or other purchased intangibles.

  •
  allocate intangible assets between goodwill and other intangible assets and determine estimated useful lives based on our internal valuations or valuations from qualified independent appraisers. We calculate these amounts based on estimates and assumptions using historical and pro forma data and recognized valuation methods. Different estimates or assumptions could produce different results.

  •
  amortize intangible assets other than goodwill over their estimated useful lives, while goodwill is not subject to amortization.

  •
  carry intangible assets at cost, less accumulated amortization in the accompanying consolidated statements of financial position.

        Although goodwill is not amortized, we test it for impairment at least annually. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. We perform impairment reviews at the reporting unit level. If the fair value of a reporting unit is determined to be less than the carrying value of the reporting unit, we complete further analysis to determine whether there was an impairment loss. No further analysis was required in 2005 or 2004. We determine fair value based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

REVIEW OF CONSOLIDATED RESULTS

General

        In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information, which U.S. GAAP does not require in the financial statements.

        We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth excludes from reported revenues the impact of foreign exchange, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses, unusual items and for the underwriting segment only, an adjustment between written and earned premium.

        Supplemental organic revenue growth information should be viewed in addition to, not instead of, our consolidated statements of income. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.

        Since we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business. In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, we have:

  •
  isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis for revenue and disclosed the effect on earnings per share.

  •
  provided this form of reporting to give financial statement users more meaningful information about our operations.

        Some tables in the segment discussions reconcile organic revenue growth percentages to the reported revenue growth percentages for the segments and sub-segments. We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures and transfers of business units, which represent the most significant reconciling items. In an "all other" category, we total other reconciling items that are not generally significant individually or in the aggregate. If there is a significant individual reconciling item within the "all other" category, we provide additional disclosure in a note.

Summary of Results for 2003 through 2005

        The consolidated results of continuing operations follow:

(millions) Years ended December 31,	2005	2004	2003

Revenue:
Brokerage commissions and fees	$6,646	$6,822	$6,545
Premiums and other	2,848	2,788	2,609
Investment income	343	321	310

Total consolidated revenue	9,837	9,931	9,464

Expenses:
General expenses	6,914	6,969	6,569
Benefits to policyholders	1,551	1,516	1,427
Depreciation and amortization	277	303	307
Interest expense	125	136	101
Provision for New York and other state settlements	5	180	—
Unusual credit — World Trade Center	—	—	(14)

Total expenses	8,872	9,104	8,390

Income from continuing operations before provision for income tax and minority interest	$965	$827	$1,074

Pretax margin — continuing operations	9.8%	8.3%	11.3%

Consolidated Results for 2005 Compared to 2004

Revenue

        Brokerage commissions and fees decreased by $176 million or 3% from the prior year driven by $100 million in lower contingent commission revenue and net dispositions of $168 million, partially offset by strong renewals and new business.

        Premiums and other increased $60 million or 2% from the prior year, driven by growth in our core products and favorable exchange rates, partially offset by reductions in runoff programs and other items as discussed in the Review by Segment section.

        In total, investment income was up $22 million or 7% from last year. Investment income includes related investment expense and income or loss on investment disposals and impairments. See our Review by Segment section for further detail.

        Consolidated revenue by geographic area follows:

(millions) Years ended December 31,	2005	% of Total	2004	% of Total	2003	% of Total

Revenue by geographic area:
United States	$4,859	50%	$5,020	51%	$4,956	52%
United Kingdom	1,567	16	1,732	17	1,756	19
Continent of Europe	1,802	18	1,719	17	1,469	15
Rest of World	1,609	16	1,460	15	1,283	14

Total revenue	$9,837	100%	$9,931	100%	$9,464	100%

        U.S. revenue, which represents 50% of total revenue, decreased $161 million or 3% in 2005 compared to 2004. The decrease primarily reflects the 2004 sale of Cambridge.

        U.K. revenue decreased $165 million or 10%. Excluding the effects of foreign currency exchange, revenue decreased $158 million. This reflects a soft U.K. market and changes in the model for compensation from underwriters in U.K. Specialty, partially offset by a change in the way we estimate installment revenue in the U.K., which added $23 million to revenue in 2005.

        Continent of Europe revenue increased $83 million or 5% and Rest of World revenue increased $149 million or 10%, principally reflecting a weaker U.S. dollar.

Expenses

        Total expenses decreased $232 million or 3% from 2004. Driving factors of this decrease are:

  •
  the 2004 expense from the NYAG and other regulatory authorities as well as the Daniel class action settlements, which accounted for $220 million of expenses in 2004.

  •
  Cambridge expenses, which were $223 million last year. This unit was sold in the fourth quarter of 2004.

  •
  continued focus on reducing expenses.

        These favorable impacts were partially offset by $158 million in restructuring related expenses. For further detail on expenses refer to the Review by Segment section.

Income from Continuing Operations Before Provision for Income Tax and Minority Interest

        Income from continuing operations before provision for income tax and minority interest increased $138 million to $965 million. A number of significant items account for the fluctuation, as previously discussed. Approximately 68% of Aon's 2005 consolidated income from continuing operations before the provision for income tax and minority interest was from international operations.

Provision for Income Taxes

        The effective tax rate on income from continuing operations was 33.5% in 2005 and 34.1% in 2004. Differences between the overall effective tax rate and the U.S. federal statutory rate are typically due to U.S. state income taxes and differentials between U.S. and international tax rates. Changes in the mix between our U.S. and international pretax income directly affect our effective tax rates. In 2005 and 2004, our effective tax rate reflects the favorable resolution of tax examination issues, partially offset by the impact of deferred tax adjustments. In 2004, a one-time tax benefit resulting from the difference between our tax and book basis in Cambridge reduced our effective tax rate. For a summary of these effects, please see the rate reconciliation provided in Note 9 to the consolidated financial statements.

Income from Continuing Operations

        Income from continuing operations increased to $642 million ($1.89 per diluted share) from $545 million ($1.63 per diluted share) in 2004. Basic income per share from continuing operations was $1.99 and $1.70 for 2005 and 2004, respectively. Hedging and currency translation gains added $0.08 and $0.05 per share, respectively, to income from continuing operations in 2005.

        To compute income per share, we have deducted dividends paid on the redeemable preferred stock from net income. In accordance with Emerging Issues Task Force (EITF) No. 04-8, The Effect of Contingently Convertible Investments on Diluted Earnings per Share, diluted shares outstanding were increased by 14 million to reflect the possible conversion of Aon's 3.5% convertible debt securities. When calculating the diluted income per share, we added after-tax interest expense on these debt securities to income from continuing operations.

Discontinued Operations

        After-tax income from discontinued operations in 2005 was $95 million ($0.29 and $0.28 per basic and diluted income per share, respectively). In comparison, after-tax income in 2004 from discontinued operations was $1 million (with no impact on basic and diluted income per share). The increase was primarily attributable to the sale of Swett & Crawford, partially offset by losses from certain insurance underwriting subsidiaries acquired with Alexander and Alexander Services, Inc. (A&A).

Consolidated Results for 2004 Compared to 2003

Revenue

        In 2004, revenue increased $467 million or 5% over 2003 to $9.9 billion. This increase was mostly from the movement in foreign exchange rates, as revenue increased $67 million excluding foreign exchange effects.

        Brokerage commissions and fees increased by $277 million or 4% from the prior year, driven almost entirely by favorable foreign exchange rates. There was no organic revenue growth in the Risk and Insurance Brokerage Services segment in large part due to the termination of contingent commission arrangements, as well as a softer insurance market. Consulting organic revenue grew 1%.

        Premiums and other increased $179 million or 7% from the prior year due to increased retentions, a change in an insurance program for a specialty accident and health line and favorable foreign exchange rates. Growth in specialty property and casualty and core accident, health and life business was offset by a planned decrease in the runoff businesses.

        Investment income increased by $11 million or 4% over 2003. The net increase reflects improved results at the operating segments driven primarily by an increase in short-term rates that was partially offset by a decline at Corporate.

        U.S. revenue, which represents 51% of total consolidated revenue, increased $64 million or 1% in 2004 compared to 2003. The low revenue growth reflected the softer U.S. retail market that began late in 2003 after a two-year rapid increase in premiums following the September 11 tragedy and lower contingent commission revenue. Additionally, the November 2004 sale of Cambridge resulted in a $19 million loss of revenue in 2004 as compared to 2003.

        U.K. revenue decreased $24 million or 1%. Excluding the positive effects of foreign currency exchange, revenue decreased $198 million or 10%. The decrease in revenue is attributable to the soft market, which resulted in lower premiums and commissions. Additionally, the sale of our U.K. claims services business resulted in an $82 million loss of revenue in 2004 as compared to 2003.

        Continent of Europe revenue increased $250 million or 17% and Rest of World revenue increased $177 million or 14%, principally reflecting a weakening of the U.S. dollar.

Expenses

        Total expenses increased $714 million or 9% over 2003.

        General expenses increased $400 million or 6% over 2003, reflecting the impact of:

  •
  foreign exchange rates

  •
  increase in net periodic pension expenses of $47 million for our major plans over 2003

  •
  a $40 million provision for costs to settle the Daniel class action lawsuit.

        Net gains on currency derivative transactions reduced expenses by $45 million in 2004.

        The 6% increase in benefits to policyholders was driven by the combination of growth in underwriting revenue, the change in an insurance program for a specialty accident and health line and foreign exchange rates. In 2003, expenses increased due to higher claims for National Program Services, Inc. (NPS) of $79 million. NPS was hired to handle quoting, binding, premium collection, claims adjusting and other servicing related to general liability insurance policies issued by one of Aon's subsidiaries. In 2002, we stopped NPS from initiating any new business on our behalf. In 2003, actuaries examined the business that NPS had written and reviewed assumptions, such as historical loss development patterns and expected ultimate loss ratio. As a result of this review, we strengthened our reserves, mainly for accident years 2001 and 2002.

        Interest expense increased $35 million or 35% primarily due to the adoption of FIN 46 on December 31, 2003, which required the deconsolidation of our trust preferred capital securities and which was offset by an increase in notes payable. Interest expense on the notes payable was $58 million for 2004. Without this item, interest expense declined $23 million due principally to lower debt levels during most of the year (see Notes 1 and 11 to the consolidated financial statements for more information).

        Our results include a $180 million provision for settlements resulting from investigations by the NYAG and other regulatory authorities and $40 million for the Daniel class action lawsuit.

        In 2003, total expenses included a $14 million credit related to the World Trade Center property insurance settlement. The 2003 credit represents a $60 million final settlement of our World Trade Center property insurance claim, net of $46 million paid to a third party relating to temporary office space in Manhattan after the World Trade Center was destroyed.

Income from Continuing Operations Before Provision for Income Tax and Minority Interest

        Because the increase in expenses exceeded the increase in revenues (for the reasons described above), income from continuing operations before income tax and minority interest decreased $247 million or 23% in 2004 to $827 million. Approximately 92% of Aon's 2004 consolidated income from continuing operations before provision for income tax was from international operations. The $220 million provisions for settlements resulting from investigations by the NYAG and other regulatory authorities and for costs to settle the Daniel class action lawsuit were considered domestic expenses.

Provision for Income Taxes

        The effective tax rate was 34.1% in 2004 and 36.9% in 2003. Typically, differences between the overall effective tax rate and the U.S. federal statutory rate are due to U.S. state income taxes and differentials between U.S. and international tax rates. Changes in the mix between our U.S. and international pretax income directly impact our effective tax rates. In 2004, a one-time tax benefit resulting from the difference between our tax and book basis in Cambridge reduced our effective tax rate. For a summary of these effects, see the rate reconciliation provided in Note 9 to the consolidated financial statements.

Income from Continuing Operations

        Income from continuing operations decreased to $545 million ($1.63 per diluted income per share) from $642 million ($1.94 per diluted income per share) in 2003. Basic income per share from continuing operations was $1.70 and $2.01 for 2004 and 2003, respectively. Hedging and currency translation gains added $0.11 and $0.07 per share, respectively, to 2004 income from continuing operations.

        To compute income per share, we have deducted dividends paid on the redeemable preferred stock from net income. In accordance with EITF No. 04-8, we increased diluted shares outstanding by 14 million to reflect the possible conversion of Aon's 3.5% convertible debt securities. When calculating the diluted income per share, we added the after-tax interest expense on these debt securities to income from continuing operations.

Discontinued Operations

        After-tax income from discontinued operations in 2004 was $1 million (no impact on basic and diluted income per share). In comparison, after-tax losses in 2003 from discontinued operations were $14 million (a loss of $0.04 per both basic and diluted income per share).

Consolidated Results for Fourth Quarter 2005 Compared to Fourth Quarter 2004

        The consolidated results of continuing operations follow:

(millions) Three months ended December 31,	2005	2004

Revenue:
Brokerage commissions and fees	$1,725	$1,791
Premiums and other	700	687
Investment income	105	122

Total consolidated revenue	2,530	2,600

Expenses:
General expenses	1,849	1,855
Benefits to policyholders	375	362
Depreciation and amortization	68	75
Interest expense	31	35
Provision for New York and other state settlements	1	180

Total expenses	2,324	2,507

Income from continuing operations before provision for income tax	$206	$93

Pretax margin — continuing operations	8.1%	3.6%

Revenue

        Brokerage commission and fees decreased by $66 million or 4% from 2004, driven primarily by $37 million in lower revenue from the disposition of Cambridge in 2004 and $9 million less in contingent commission revenue. This decline was partially offset by the impact of the strengthening U.S. dollar of $36 million.

        Premiums and other increased $13 million or 2% from the prior year, primarily driven by strong growth in a supplemental health product and other warranty programs, which more than offset a decline in our European credit business.

        In total, investment income is down $17 million or 14% from fourth quarter 2004. The Risk and Insurance Brokerage Services segment is up $16 million primarily due to an increase in short-term interest rates. Insurance Underwriting is up $7 million, driven by the movement to longer-term, higher-yield investments and improved cash flow. The Corporate segment is down $40 million, driven by the $37 million gain on the sale of virtually all of our Endurance common stock in 2004.

Expenses

        Total expenses decreased $183 million from 2004. The significant drivers of the change include:

  •
  $180 million recorded in 2004 for the settlement with the NYAG and other regulatory authorities compared to $1 million associated with these settlements in 2005.

  •
  $40 million of expense in 2004 relating to the Daniel class action settlement.

  •
  $46 million of Cambridge-related expenses in 2004 with no corresponding expenses recorded in 2005 as we sold the business in fourth quarter 2004.

  •
  $40 million favorable impact of foreign currency rates.

        These favorable impacts were partially offset by $123 million in restructuring related expenses.

Income from Continuing Operations Before Provision for Income Tax

        Income from continuing operations before provision for income tax increased from $93 million in 2004 to $206 million in 2005. This increase is due primarily to the impact of the $220 million charge relating to the NYAG and other regulatory authorities and Daniel class action settlements in 2004, which was partially offset by $123 million in restructuring related expenses in 2005.

Provision for Income Taxes

        The effective tax rate was 30.1% in 2005 and 21.5% in 2004. The tax rate for the quarter was positively impacted by favorable resolution of tax issues and lower effective state tax rates, partially offset by the impact of restructuring charges. In 2004, a one-time benefit resulting from the difference between the tax and book basis in Cambridge reduced our effective tax rate.

Income from Continuing Operations

        Income from continuing operations increased to $144 million ($0.42 per diluted income per share) from $73 million ($0.22 per diluted income per share) in 2004. Basic income per share from continuing operations was $0.44 and $0.23 for 2005 and 2004, respectively.

        To compute income per share, we have deducted dividends paid on the redeemable preferred stock from net income. In September 2005, we redeemed all of the preferred stock from the holders and cancelled the shares (see Note 11 to the consolidated financial statements for further information). In accordance with EITF No. 04-8, we increased diluted shares outstanding by 14 million to reflect the possible conversion of Aon's 3.5% convertible debt securities. We have added after-tax interest expense on these debt securities back to income from continuing operations when calculating the diluted income per share.

Discontinued Operations

        After-tax income from our discontinued businesses in 2005 was $80 million ($0.25 and $0.23 per basic and diluted income per share, respectively), reflecting primarily the sale of Swett & Crawford. In comparison, income in 2004 from these discontinued operations was $8 million ($0.02 per basic and diluted income per share).

REVIEW BY SEGMENT

General

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting (see Note 16 to the consolidated financial statements for further information).

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

  •
  Our insurance subsidiaries have invested assets that exceed net policy liabilities, which allow us to maintain solid claims paying ratings. Income from these investments is reflected in Corporate and Other segment revenues.

        The following tables and commentary provide selected financial information on the operating segments.

(millions) Years ended December 31,	2005	2004	2003

Operating segment revenue: (1)
Risk and Insurance Brokerage Services	$5,400	$5,497	$5,339
Consulting	1,255	1,247	1,185
Insurance Underwriting	3,188	3,150	2,883

Income before income tax:
Risk and Insurance Brokerage Services	$719	$576	$791
Consulting	110	105	110
Insurance Underwriting	314	254	196

Pretax margins:
Risk and Insurance Brokerage Services	13.3%	10.5%	14.8%
Consulting	8.8%	8.4%	9.3%
Insurance Underwriting	9.8%	8.1%	6.8%

(1)
Intersegment revenues of $62 million, $72 million and $68 million were included in 2005, 2004 and 2003, respectively. See Note 16 to the consolidated financial statements for further information.

Risk and Insurance Brokerage Services

        Aon is a leader in many sectors of the insurance industry: globally, it is the second largest insurance broker, the largest reinsurance broker and the leading manager of captive insurance companies worldwide. Until the fourth quarter of 2005, we were the largest wholesale broker; however, we sold our U.S. wholesale brokerage business (Swett & Crawford) in the fourth quarter. These rankings are based on the most recent surveys compiled and reports printed by Business Insurance.

        Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. More specifically, lower premium rates, or a "soft market," generally result in decreased commission revenues.

        Risk and Insurance Brokerage Services generated approximately 55% of Aon's total operating segment revenues in 2005. Revenues are generated primarily through:

  •
  commissions and fees paid by insurance and reinsurance companies

  •
  fees paid by clients

  •
  interest income on funds held on behalf of clients.

        Our revenues vary from quarter to quarter throughout the year as a result of:

  •
  the timing of our clients' policy renewals

  •
  the net effect of new and lost business

  •
  the timing of services provided to our clients

  •
  the income we earn on investments, which is heavily influenced by short-term interest rates.

        Our risk brokerage companies operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as with individual brokers and agents and direct writers of insurance coverage. Specifically, this segment:

  •
  addresses the highly specialized product development and risk management needs of commercial enterprises, professional groups, insurance companies, governments, healthcare providers and non-profit groups, among others

  •
  provides affinity products for professional liability, life, disability income and personal lines for individuals, associations and businesses

  •
  provides reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance

  •
  provides wholesale brokerage, managing underwriting and premium finance services to independent agents and brokers as well as corporate clients. In 2005, we sold our U.S. wholesale brokerage business, Swett & Crawford, and therefore will no longer provide wholesale brokerage services in the U.S.

  •
  provides actuarial, loss prevention and administrative services to businesses and consumers

  •
  provides management of captive insurance companies

  •
  offers claims management and loss cost management services to insurance companies and firms with self-insurance programs. During 2004, we exited most of these activities by completing the sale of our U.K. claims operations in second quarter 2004 and our U.S. third party claims administration business in fourth quarter 2004.

        We review our revenue results using the following sub-segments:

  •
  Risk Management and Insurance Brokerage—Americas (Brokerage—Americas) encompasses our retail brokerage services, affinity products, managing general underwriting, placement and captive management services and premium finance services in North and South America, the Caribbean and Bermuda.

  •
  Risk Management and Insurance Brokerage—International (Brokerage—International)offers similar products and services to the parts of the world not included in Brokerage—Americas.

  •
  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that:

  —
  enhance the risk/return characteristics of insurance policy portfolios

  —
  improve capital utilization

  —
  evaluate and mitigate catastrophic loss exposures worldwide.

  •
  Claims Services (Claims) offered claims administration and loss cost management services. We exited most of these activities in 2004 by selling our U.S. and U.K. claims administration businesses.

Revenue

        This table details Risk and Insurance Brokerage Services revenue by sub-segment.

(millions) Years ended December 31,	2005	2004	2003

Brokerage—Americas	$2,172	$2,067	$2,040
Brokerage—International	2,383	2,357	2,074
Reinsurance	845	861	873
Claims	—	212	352

Total revenue	$5,400	$5,497	$5,339

        The insurance market remained soft in 2005. Total 2005 Risk and Insurance Brokerage Services revenue was $5.4 billion, a decline of 2% from last year reflecting the impact of $85 million of lost contingent commissions and $212 million due to the sale of our claims services businesses, partially offset by favorable foreign exchange and strong growth in our U.S. retail business.

        This table reconciles organic revenue growth to reported revenue growth in 2005 versus 2004.

Year ended December 31, 2005	Reported Revenue Growth	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Brokerage—Americas	5%	1%	—%	2%	2%
Brokerage—International	1	1	2	—	(2)
Reinsurance	(2)	1	—	2	(5)
Claims	(100)	—	(100)	—	—

Total revenue	(2)%	1%	(3)%	1%	(1)%

        In total, excluding the impact of contingent commissions, organic revenue growth would have been 1%.

        The 5% reported growth in Brokerage-Americas is driven by strong renewals, new business and the positive foreign currency impact of $26 million, partially offset by eliminating $58 million in contingent commissions.

        International Brokerage revenue results include a positive impact of foreign exchange, acquisitions and the impact of refining our techniques for estimating revenue on installment policies in the U.K., resulting in a $23 million increase to revenue. The organic revenue growth of (2)% is driven largely by pricing, less new business and changes in the model for compensation from underwriters in U.K. Specialty.

        Reinsurance is down 2%, despite a favorable foreign exchange impact of $7 million. Organic revenue growth of (5)% is driven primarily by weaker pricing, lower renewal rates, loss of certain accounts in 2004 and higher risk retention by clients.

        Claims Services revenue included results from Cambridge, which was sold in fourth quarter 2004.

        This table shows Risk and Insurance Brokerage Services revenue by geographic area and total pretax income:

(millions) Years ended December 31,	2005	% of total	2004	% of total	2003	% of total

Revenue by geographic area:
United States	$2,007	37%	$2,151	39%	$2,224	42%
United Kingdom	1,014	19	1,056	19	1,093	20
Continent of Europe	1,279	24	1,265	23	1,112	21
Rest of World	1,100	20	1,025	19	910	17

Total revenue	$5,400	100%	$5,497	100%	$5,339	100%

Income before income tax	$719		$576		$791

  •
  U.S. revenue decreased 7% over 2004 due to the sale of our claims services business and lower contingent commissions, which more than offset growth in our U.S. retail business.

  •
  U.K. revenue declined $42 million or 4%. Excluding the impact of foreign exchange rates, revenue would have declined $37 million. Both the retail and reinsurance sectors declined, primarily as a result of increased pricing pressures, higher retention of risk by clients and less new business.

  •
  Continent of Europe revenue increased 1%; however, absent the impact of favorable foreign exchange rates, revenue was flat.

  •
  The $75 million or 7% growth in the Rest of World is driven primarily by a favorable foreign currency impact and acquisitions.

Income Before Income Tax

        Pretax income increased $143 million or 25% from 2004 to $719 million. In 2005, pretax margins in this segment were 13.3%, up from 10.5% in 2004.

        The primary drivers of the improvement in our results were:

  •
  $153 million provision allocation in 2004 for regulatory settlements, which resulted from the investigation by the NYAG and other regulatory authorities

  •
  increase in investment income of $49 million

  •
  $34 million provision allocation in 2004 for costs to settle the Daniel class action lawsuit

  •
  improved margins in U.S. retail

  •
  positive impact on pretax income and margins resulting from the elimination of Cambridge's operating results in 2005.

        Negative impacts to this year's income and margins included:

  •
  $143 million in restructuring costs in 2005 with no corresponding costs in 2004

  •
  $85 million reduction in contingent commission revenue in 2005 compared to 2004 caused by the discontinuance of such arrangements

  •
  fourth quarter 2004 gain on the sale of Cambridge.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. Our consulting segment:

  •
  provides a full range of human capital management services from employee benefits to compensation consulting

  •
  generated 13% of Aon's total operating segment revenues in 2005.

        We review our revenue results using the following sub-segments:

  •
  Consulting Services, which provides human capital consulting services in five practice areas:

  1.
  Employee Benefits advises clients about the structure, funding and administration of employee benefit programs that attract, retain and motivate employees. Benefits consulting includes health and welfare, retirement, executive benefits, absence management, compliance, employer commitment, investment advisory and elective benefit services.

  2.
  Compensation focuses on designing salary, bonus, commission, stock option and other pay structures, with special expertise in the financial services and technology industries.

  3.
  Management Consulting assists clients in process improvement and design, leadership, organization and human capital development and change management.

  4.
  Communications advises clients on how to communicate initiatives that support their corporate vision.

  5.
  Strategic Human Resource Consulting advises complex global organizations on talent, change and organization effectiveness issues, including assessment, selection performance management, succession planning, organization design and related people-management programs.

  •
  Outsourcing, which offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

        In 2005, revenues of $1,255 million were 1% over 2004. Revenue on an organic basis was down 2% from last year.

        Contingent commissions decreased $15 million from 2004 in connection with terminating our contingent fee arrangements.

        This table details Consulting revenue by sub-segment.

(millions) Years ended December 31,	2005	2004	2003

Consulting services	$981	$949	$898
Outsourcing	274	298	287

Total revenue	$1,255	$1,247	$1,185

        This table reconciles organic revenue growth to reported revenue growth in 2005 versus 2004.

Year ended December 31, 2005	Reported Revenue Growth	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Consulting services	3%	1%	2%	—%	—%
Outsourcing	(8)	—	(2)	1	(7)

Total revenue	1%	—%	1%	2%	(2)%

        Overall Consulting revenue was up $8 million from 2004, as growth from small acquisitions more than offset $15 million of lost contingent commissions.

        On a subsegment basis, Consulting services was up $32 million or 3% due to growth in core services partially offset by the loss of contingent commission revenue. Outsourcing revenue was down 8% due to loss of certain clients and lower employment levels at certain clients.

        This table shows Consulting revenue by geographic area and pretax income:

(millions) Years ended December 31,	2005	% of total	2004	% of total	2003	% of total

Revenue by geographic area:
United States	$730	58%	$754	61%	$762	64%
United Kingdom	206	16	213	17	182	15
Continent of Europe	186	15	162	13	139	12
Rest of World	133	11	118	9	102	9

Total revenue	$1,255	100%	$1,247	100%	$1,185	100%

Income before income tax	$110		$105		$110

  •
  U.S. revenue decreased in 2005, primarily reflecting lower results in the employee benefits and outsourcing practices, along with lower contingent commissions

  •
  Continent of Europe and Rest of World revenues rose on favorable currency exchange impacts, organic revenue growth and the impact of small acquisitions.

Income Before Income Tax

        Pretax income was $110 million, up $5 million or 5% from 2004. 2005 pretax margins in this segment were 8.8%, up from 8.4% in 2004.

        The following items affected the year-to-year comparisons:

  •
  $27 million provision allocation in 2004 for regulatory settlements, which resulted from the investigation by the NYAG and other regulatory authorities

  •
  $6 million provision allocation in 2004 for costs to settle the Daniel class action lawsuit

  •
  $15 million reduction of contingent commission revenue, as we terminated these arrangements

  •
  $8 million of 2005 restructuring charges with no corresponding expense in 2004.

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides supplemental accident, health and life insurance coverage mostly through direct distribution networks, primarily through more than 6,900 career insurance agents working for our subsidiaries. Our revenues are affected by our success in attracting and retaining these career agents;

  •
  offers extended warranty and credit insurance products that are sold through retailers, automotive dealers, insurance agents and brokers and real estate brokers. Our revenues are affected by new and continuing relationships with these retailers, dealers, agents and brokers;

  •
  offers select commercial property and casualty business on a limited basis through managing general underwriters, primarily Aon-owned companies;

  •
  administers certain extended warranty services on automobiles, electronic goods, personal computers and appliances;

  •
  has operations in the U.S., Canada, Europe, Asia/Pacific and South America;

  •
  generated approximately 32% of Aon's total operating segment revenues in 2005.

        We have:

  •
  expanded product distribution to include affinity groups and worksite marketing, which has created access to new markets and potential new policyholders

  •
  decided to run off certain non-core special risk accident and health business in the U.S. and the U.K., as well as our accident and health insurance underwriting operations in Latin America.

Revenue

        Written premiums and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums and fees.

        We review our revenue results using the following sub-segments:

  •
  Accident & Health and Life, through which we provide an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

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

        The table below reflects written and earned premiums and associated reserves:

(millions) Years ended December 31,	2005	2004	2003

Written premiums:
Accident & Health and Life	$1,476	$1,461	$1,460
Warranty and Credit	1,049	1,081	986
Property & Casualty	239	264	221

Total Warranty, Credit, Property & Casualty	1,288	1,345	1,207

Total Insurance Underwriting	$2,764	$2,806	$2,667

Earned premiums:
Accident & Health and Life	$1,696	$1,620	$1,502
Warranty and Credit	918	920	830
Property & Casualty	234	248	217

Total Warranty, Credit, Property & Casualty	1,152	1,168	1,047

Total Insurance Underwriting	$2,848	$2,788	$2,549

Policy and Contract Claim Liabilities:
Accident & Health and Life	$428	$422	$447
Warranty and Credit	177	211	207
Property & Casualty	1,222	1,221	955

Total Warranty, Credit, Property & Casualty	1,399	1,432	1,162

Total Insurance Underwriting	$1,827	$1,854	$1,609

        In 2005, revenues of $3.2 billion increased 1% over 2004. Excluding the effect of foreign exchange rates, revenues were flat to last year.

        This table details Insurance Underwriting revenue by sub-segment.

(millions) Years ended December 31,	2005	2004	2003

Accident & health and life	$1,805	$1,721	$1,594
Warranty, credit and property & casualty	1,383	1,429	1,289

Total revenue	$3,188	$3,150	$2,883

        This table reconciles organic revenue growth to reported revenue growth in 2005 versus 2004.

Year ended December 31, 2005	Reported Revenue Growth	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth

Accident & health and life	5%	1%	(1)%	5%
Warranty, credit and property & casualty	(3)	—	(2)	(1)

Total revenue	1%	1%	(2)%	2%

(1)
The difference between written and earned premiums and fees, as a percentage change, was (1)% for accident & health, 1% for warranty and 0% for total revenue.

        In accident & health and life, revenue increased $84 million, reflecting a 5% increase. The primary drivers of this increase were strong growth in a supplemental health product, improved international revenue and a $16 million favorable impact from foreign exchange rates.

        The favorable impacts were partially offset by planned reductions in certain programs and our runoff businesses.

        Warranty, credit and property & casualty revenue decreased $46 million, primarily due to planned run-off of programs and declines in our European credit business, partially offset by increased investment income, positive foreign exchange and growth in our core business. During the fourth quarter, we determined certain transactions between our warranty businesses were not being properly eliminated. This matter resulted in an $11 million reduction to pretax income.

        This table details Insurance Underwriting revenue by geographic area and pretax income:

(millions) Years ended December 31,	2005	% of total	2004	% of total	2003	% of total

Revenue by geographic area:
United States	$2,175	68%	$2,108	67%	$1,953	68%
United Kingdom	340	11	456	14	460	16
Continent of Europe	330	10	284	9	211	7
Rest of World	343	11	302	10	259	9

Total revenue	$3,188	100%	$3,150	100%	$2,883	100%

Income before income taxes	$314		$254		$196

  •
  In 2005, U.S. revenue increased as a result of growth in a supplemental health product and other accident, health & life core products, along with growth in certain warranty programs, which more than offset a change in our role in certain programs from an insurer to an administrator, as well as planned reductions in certain programs and runoff businesses.

  •
  U.K. revenue was $116 million or 25% lower than last year as a result of lower revenue from a book of U.K. specialty accident and health business that had been placed in runoff, as well as a property & casualty discontinued line of business.

  •
  Continent of Europe and Rest of World posted significant revenue improvement primarily as a result of favorable exchange rates and improvements in our European auto and warranty programs. Rest of World's revenue was impacted negatively by the return of warranty premiums and fees related to a mutual agreement with a Japanese company to retroactively terminate a warranty agreement.

Income Before Income Tax

        Pretax income of $314 million increased 24% from 2004. Pretax margins rose from 8.1% in 2004 to 9.8% in 2005.

        The increase in pretax income and margin results from revenue growth in the accident & health and life products along with a $25 million increase in investment income. These gains were partially offset by $11 million of adjustments for the warranty, credit and property & casualty area as discussed above.

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

        Corporate and Other segment revenue included income from Endurance common stock, which was accounted for under the equity method before the sale of virtually all of our holdings in December 2004 and changes in the valuation of Endurance warrants. We carry our investment in Endurance warrants at fair value and record changes in the fair value through Corporate and Other segment revenue.

        Private equities are principally carried at cost; however, where we have significant influence, they are carried under the equity method. These investments usually do not pay dividends.

        Limited partnerships (LP) are accounted for under the equity method and changes in the value of the underlying LP investments flow through Corporate and Other segment revenue.

        Although our portfolios are highly diversified, they still remain exposed to market, equity and credit risk.

        We:

  •
  periodically review securities with material unrealized losses and evaluate them for other-than- temporary impairments

  •
  analyze various risk factors and identify any specific asset impairments. If we determine there is a specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value

  •
  review invested assets with material unrealized losses each quarter.

        This table shows the components of Corporate and Other revenue and expenses:

(millions) Years ended December 31,	2005	2004	2003

Revenue:
Income from marketable equity securities and other investments:
Income from change in fair value of Endurance warrants	$10	$—	$80
Equity earnings—Endurance	—	38	46
Other	34	11	11

	44	49	137
Limited partnership investments	1	6	1
Net gain (loss) on disposals and related expenses:
Gain on sale of Endurance stock	1	48	—
Impairment write-downs	(11)	(3)	(36)
Other	21	9	23

	11	54	(13)

Total revenue	56	109	125
Expenses:
General expenses	109	81	61
Interest expense	125	136	101
Unusual credit —World Trade Center	—	—	(14)

Total expenses	234	217	148

Loss before income tax	$(178)	$(108)	$(23)

Revenue

        Corporate and Other revenue decreased $53 million to $56 million in 2005, due primarily to:

  •
  the sale of the remainder of our common stock investment in Endurance, resulting in a $1 million gain in 2005 versus a $48 million gain in 2004, when we sold virtually all of our holdings

  •
  a decline of $38 million in our equity earnings from Endurance, due to the sale of virtually all of our stock in 2004.

        These declines were offset in part by:

  •
  a $10 million non-cash increase in the valuation of our Endurance stock warrants

  •
  increased investment income.

Loss Before Income Tax

        Corporate and Other total expenses were $17 million or 8% higher than in 2004 as a result of increased consulting, recruiting and other employee benefit costs, certain transferred costs from the segments to Corporate, as well as $4 million of restructuring and related expenses.

        Interest expense declined $11 million, primarily due to the repayment of our $250 million 6.9% notes that matured in July 2004.

        These revenue and expense comparisons contributed to the overall Corporate and Other pretax loss of $178 million in 2005 versus a pretax loss of $108 million in 2004.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

        Our routine liquidity needs are for servicing debt and paying dividends on outstanding stock. Our primary source for meeting these requirements is from dividends and internal financing from our operating subsidiaries. After meeting our routine dividend and debt servicing requirements, we used a portion of the remaining funding we received throughout the year for capital expenditures and to repurchase 675,000 shares of common stock.

        Our major U.S. insurance subsidiaries' statutory capital and surplus at year-end 2005 significantly exceeded the risk-based capital target set by the NAIC.

        Our operating subsidiaries anticipate there will be adequate liquidity to meet their needs in the foreseeable future and to provide funds to the parent company. We have used cash flow primarily for dividend payments, business reinvestment, debt reduction, acquisition financing and treasury stock purchases.

        Cash in our consolidated statements of financial position includes funds available for general corporate purposes. We segregate funds we are holding on behalf of clients and to satisfy policyholder liabilities.

        During 2005, we paid the first $76 million installment of the $190 million required under the settlement reached with the NYAG and other regulatory authorities. The remaining payments are scheduled to be paid over the next two years as follows:

(millions)	Cash to be paid

2006	$76
2007	38

Total cash payments	$114

        In addition to the NYAG and other regulatory authorities' investigations, we have $40 million accrued for costs to settle the Daniel class action lawsuit.

        In 2005, total cash contributions to our major defined benefit pension plans were $463 million, an increase of $274 million from 2004. In 2004, we made an early contribution of $18 million to our Netherlands defined benefit pension plan. Under current rules and assumptions, we currently anticipate approximately $186 million in 2006 contributions to our major defined benefit pension plans.

        In connection with one of our U.K. pension plans, our principal U.K. subsidiary has agreed with the trustees of the plan to contribute £20 million ($35 million) per year to the plan for six years with the amount payable increasing by 5.3% on each January 1, beginning in 2005. These contributions are in addition to the normal employer contributions to the plan. The trustees of the plan:

  •
  have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding up deficit. As of December 31, 2004, the estimated winding up deficit was £335 million ($580 million)

  •
  have accepted in practice the agreed-upon schedule of contributions and have not requested an advance.

        At the last valuation date, September 30, 2005, the estimated deficit between the value of the plan assets and the projected benefit obligation, calculated under U.S. GAAP, was $232 million, of which $199 million was recorded as a minimum pension liability. The U.K. pension plans have been closed to new employees since 1999.

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for the years ended December 31, 2005 and 2004 are as follows:

(millions) As of December 31,	2005	2004

Insurance Underwriting operating cash flows	$423	$541
All other operating cash flows	463	693

	$886	$1,234
Change in funds held on behalf of brokerage and consulting clients	—	(50)

Cash provided by operating activities	$886	$1,184

        Cash flows from operations, excluding the change in funds held on behalf of brokerage and consulting clients declined $348 million compared with 2004. This decline is primarily attributed to an increase in U.S. defined benefit pension contributions to major plans of $274 million and a payment pursuant to the settlement agreement with the NYAG and other regulatory authorities of $76 million, somewhat offset by lower income tax payments of approximately $104 million.

Insurance Underwriting operating cash flows

        Our insurance underwriting operations include accident & health and life and warranty, credit and property & casualty businesses. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

        The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $423 million for 2005, down $118 million compared to 2004, primarily due to the timing of tax payments and changes in operating assets. For 2005, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $3,193 million compared to $3,167 million in 2004. Investment and other miscellaneous income received was $227 million and $159 million in 2005 and 2004, respectively. Investment income improved in 2005 due to favorable interest rates and an increase in invested assets. Additionally, we moved to longer-term, higher yield investments.

        We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions and general expenses and taxes. Claims and other cash benefits paid were $1,393 million in 2005 versus $1,382 million in 2004. Commissions and general expenses paid were $1,446 million for 2005, compared to $1,325 million in 2004. Tax payments for 2005 were $158 million compared to $78 million last year. The increase reflects payments made on the gain on sale of virtually all our Endurance common stock investment.

        We will invest and use operating cash flows to satisfy future benefits to policyholders and when appropriate, make them available to pay dividends to the Aon parent company. During 2005, Combined Insurance Company of America, one of our major underwriting subsidiaries, declared and paid a cash dividend of $100 million to Aon.

        Generally, we invest in highly liquid and marketable investment grade securities to support policy liabilities. These invested assets are subject to insurance regulations set forth by the various governmental jurisdictions in which we operate, both domestically and internationally. The insurance regulations may restrict both the quantity and quality of various types of assets within the portfolios.

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

  •
  claims due to clients that are in transit from insurers. Claims held by, or due to us and which are due to clients, are also shown as both assets and liabilities.

        These funds held on behalf of clients can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers.

All other operating cash flows

        The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $463 million in 2005 compared to $693 million in 2004. These amounts exclude the change in funds held on behalf of clients as described above. The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes. Comparing 2005 to 2004, the net decrease in cash from our Risk and Insurance Brokerage Services and Consulting segments and related corporate items of $230 million was primarily affected by an increase in defined benefit pension contributions, a payment pursuant to the settlement agreement with the NYAG and other regulatory authorities and the timing of income tax payments.

        Aon uses the excess cash generated by our brokerage and consulting businesses as well as dividends received from our insurance company subsidiaries to meet its liquidity needs, which consist of servicing its debt, paying dividends to its stockholders and repurchasing outstanding shares.

Investing and Financing Activities

        We used the consolidated cash flow from operations (net of funds held on behalf of clients) of $886 million for:

  •
  investing activities of $769 million. The cash flows used by investing activities included purchases of investments, net of sales, of $926 million and acquisitions, principally made by our international brokerage operations, of $81 million. Additionally, our investing activities included capital expenditures, net of disposals, of $126 million and proceeds from the sale of operations of $364 million, mainly reflecting the sale of Swett & Crawford.

  •
  financing needs of $204 million. Financing uses primarily included cash dividends paid to shareholders of $193 million and long-term debt repayments, net of issuances, of $17 million, which were partially offset by net issuance of short-term borrowings of $5 million.

        In fourth quarter 2005, we announced that our Board of Directors had authorized the repurchase of up to $1 billion of Aon's common stock. Any repurchased common stock will be available for use in connection with employee stock plans and for other corporate purposes. During 2005, we repurchased 675,000 shares at a cost of $25 million.

Financial Condition

        Since year-end 2004, total assets decreased $0.5 billion to $27.8 billion at December 31, 2005.

        In 2005, total investments increased $0.6 billion to $9.1 billion from December 31, 2004. Fixed maturities increased $736 million, primarily relating to an asset management program. Short-term investments fell $157 million, primarily as a result of a decrease in funds held on behalf of clients.

        Risk and Insurance Brokerage Services and Consulting receivables decreased $163 million in 2005. Corresponding insurance premiums payable decreased $348 million over the same period. The decrease in receivables and payables reflects:

  •
  the timing of receipts and payments

  •
  the decrease in premium rates across most lines of business.

        Other assets decreased $527 million from December 31, 2004. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets and assets from companies considered held for sale. The decrease from year-end 2004 is due to the sale of Swett & Crawford in 2005. In 2004, the assets of Swett & Crawford, $511 million, were considered held-for-sale.

        Policy liabilities increased $115 million, but were partially offset by a corresponding increase in reinsurance receivables (reflected in other receivables).

Investments

        We invest in broad asset categories related to our diversified operations. In managing our investments, our objective is to maximize earnings while monitoring asset and liability durations, interest and credit risks and regulatory requirements.

        The Corporate and Other segment contains invested assets and related investment income not directly required to support the insurance brokerage and consulting businesses, together with the assets in excess of net policyholder liabilities of the underwriting business and related income. These insurance assets are publicly traded equities, as well as less liquid private equities and LPs. These assets, owned by the insurance underwriting companies:

  •
  are necessary to support strong claims paying ratings by independent rating agencies

  •
  are unavailable for other uses, such as debt reduction or share repurchases, without considering regulatory requirements (see Note 11 to the consolidated financial statements).

        In 2001, we securitized $450 million of our LP investments and associated LP commitments, which represented most of our limited partnership investments, via a sale of PEPS I. The securitization gives our underwriting subsidiaries greater liquidity.

        See Note 7 to our consolidated financial statements for more information on our investments.

Borrowings

        Total debt at December 31, 2005 was $2.1 billion, down $5 million from December 31, 2004. Our notes payable decreased by $10 million compared to year-end 2004. This decrease is due to retiring $250 million of outstanding domestic debt securities due in May 2005, mostly offset by an increase in our Euro credit facility of $247 million.

        We have disclosed future payments of notes payable and operating lease commitments (with initial or remaining non-cancelable lease terms in excess of one year) in Note 8 to the consolidated financial statements.

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

        At December 31, 2005, we had a $600 million unused U.S. committed bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings. This facility allows us to issue up to $150 million in letters of credit.

        We also have several foreign credit facilities available. At December 31, 2005, we had available to us:

  •
  a five-year €650 million ($770 million) multi-currency facility, of which $581 million was outstanding at December 31, 2005. See Note 8 to the consolidated financial statements for further discussion on both the U.S. and Euro facilities.

  •
  a 364-day £37.5 million ($65 million) facility and a 10 million Canadian dollar ($9 million) facility, both of which expire in September 2006.

  •
  a €20 million ($24 million) open-ended facility.

        The major rating agencies' ratings of our debt at February 28, 2006 appear in the table below.

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor's	BBB+	Positive	A-2	Positive
Moody's Investor Services	Baa2	Stable	P-2	Stable
Fitch, Inc.	BBB+	Stable	F-2	Stable

        During 2005:

  •
  Fitch, Inc. lowered its ratings on our senior debt from "A-" to "BBB+" and affirmed our commercial paper rating of "F2." They changed their outlook on us from negative to stable.

  •
  S&P affirmed its ratings for Aon, removed us from credit watch and changed their outlook first to stable and then to positive.

  •
  Moody's affirmed its ratings for Aon and changed its outlook from negative to stable.

        A downgrade in the credit ratings of our senior debt and commercial paper would:

  •
  increase our borrowing costs and reduce our financial flexibility. Our 6.20% notes due 2007 ($250 million of which are outstanding with a current interest rate of 6.95%) expressly provide for interest rate increases in the case of certain ratings downgrades.

  •
  increase our commercial paper interest rates or may restrict our access to the commercial paper market altogether. Although we have committed backup lines we cannot ensure that our financial position will not be hurt if we can no longer access the commercial paper market.

Stockholders' Equity

        Stockholders' equity increased $200 million during 2005 to $5.3 billion, primarily reflecting:

  •
  $737 million of net income

  •
  a $152 million increase in paid-in-capital principally due to stock issued in connection with employee benefit plans.

        These equity increases were partially offset by dividends paid to stockholders of $194 million and an increase in our accumulated other comprehensive loss.

        Accumulated other comprehensive loss increased $474 million since December 31, 2004. Compared to year-end 2004:

  •
  net foreign exchange worsened by $240 million because of the strengthening of the U.S. dollar against foreign currencies;

  •
  net derivative losses increased $51 million;

  •
  net unrealized investment losses rose $10 million; and

  •
  our net additional minimum pension liability adjustment increased.

        In past years, some of our defined benefit pension plans, particularly in the U.K., incurred losses due to reduced actuarial return assumptions. U.S. generally accepted accounting principles require a company to maintain, at a minimum, a liability on its balance sheet equal to the difference between the present value of benefits incurred to date for pension obligations and the fair value of the assets supporting these obligations. At year-end 2005, the change in pension obligation caused a $173 million (after-tax) decrease to stockholders' equity. We maintain the related pension plan assets in separate trust accounts; they are not part of our consolidated financial statements. This non-cash adjustment to other comprehensive income did not affect 2005 net income.

        For 2006, we project:

  •
  $246 million in pension expense for our major defined benefit plans. This expense is significantly affected by a lower discount rate.

  •
  $186 million in cash contributions to our major defined benefit pension plans, although we may elect to contribute more cash or certain non-cash assets to the plans.

        Our total debt as a percentage of total capital was 28.5% at December 31, 2005. This is compared to our total debt and preferred securities as a percentage of total capital of 29.8% at year-end 2004. In September 2005, we redeemed all of the outstanding shares of our redeemable preferred stock for $50 million plus accrued but unpaid dividends.

Off Balance Sheet Arrangements

        We record various contractual obligations as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements, but we are required to disclose them.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $11 million for taxes and other business obligations to third parties. We accrue amounts in our consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Following the guidance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and other relevant accounting guidance, we use special purpose entities and qualifying special purpose entities ("QSPE's"), also known as special purpose vehicles, in some of our operations.

Premium Financing

        Some of our subsidiaries make short-term loans (generally with terms of 12 months or less) to businesses to finance insurance premiums and then sell or "securitize," the finance receivables. Our subsidiaries make these sales through securitization transactions that meet the criteria for sale accounting following Statement No. 140. These premium-financing securitizations use special purpose entities which are considered QSPEs, according to Statement No. 140 and FIN 46 and commercial paper multi-seller, non-qualified bank conduit SPEs. Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        Premium financing securitizations performed by our U.S., U.K., Canadian and Australian subsidiaries use multi-seller non-qualified SPEs. By analyzing the qualitative and quantitative factors of the SPEs, we have determined that these subsidiaries are not the sponsors of the SPEs. Additionally, independent third parties:

  •
  have made substantial equity investments in the SPEs

  •
  have voting control of the SPEs

  •
  generally have the risks and rewards of ownership of the assets of the SPEs.

        We have determined that non-consolidation remains appropriate given that our subsidiaries do not have a significant variable interest in the SPEs.

        Through the premium financing agreements, we or one of our QSPEs sells undivided interests in specified premium finance receivables to the independent SPEs. Under the terms of these agreements, new receivables increase the amounts available to securitize as collections (administered by Aon) and reduce previously sold receivables. The amount advanced from third parties at any one time under the accounts receivable sales agreement is limited to a maximum of $1.9 billion.

        At both December 31, 2005 and 2004, $1.8 billion was advanced under these programs from the SPEs. We record at fair value the retained interest, which is included in insurance brokerage and consulting services receivables in the consolidated statements of financial position.

        We recorded gains associated with the sale of receivables. When we calculate the gain, we include all fees we incurred related to this facility. The gains, which are included in brokerage commissions and fees revenue in the consolidated statements of income, were $65 million, $81 million and $69 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        We retain servicing rights for sold receivables and earn a servicing fee as income over the servicing period. The servicing fees are included in the gain/loss calculation. At December 31, 2005 and 2004, the fair value of the servicing rights approximates the estimated costs to service the receivables and accordingly, we have not recorded any servicing assets or liabilities related to this servicing activity.

        We estimate fair value by discounting estimated future cash flows from the servicing rights and servicing costs using:

  •
  discount rates that approximate current market rates

  •
  expected future prepayment rates.

        The SPEs bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves, which we formerly guaranteed. During 2005, we eliminated the percentage guarantee for all facilities, replacing it with other collateral enhancements. In January 2005, the Canadian facility was amended, reducing the ratings trigger and adding the financial covenants from the credit facility. In December 2005, this facility was extended to December 2008. In June 2005, the Australian facility was renewed for three years and the facility was increased by Australian dollar (AUD)$50 million. In July 2005, the U.S. facility was amended, extending the facility to July 2006 and reducing its size by $100 million.

        All but the Australian facility require Aon to maintain consolidated net worth, as defined, of at least $2.5 billion, and:

  •
  consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated net interest of at least 4 to 1

  •
  consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

        We intend to renew these conduit facilities when they expire. If there were adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements, following the appropriate accounting standards.

PEPS I

        In 2001 we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company owned by one of our subsidiaries (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).

        PEPS I:

  •
  sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties.

  •
  paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

        Standard & Poor's Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies had been required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested. Beginning in July 2004, Aon Parent assumed this responsibility and funded $12 million of commitments in 2005. As of December 31, 2005, the unfunded commitments amounted to $48 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

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

Contractual Obligations

        The following table:

  •
  summarizes our significant contractual obligations at December 31, 2005 and the future periods during which we expect to settle these obligations in cash

  •
  reflects the timing of principal payments on outstanding borrowings.

        We have provided additional details about these obligations in our notes to the financial statements as noted below.

	Payments due by period
(millions)	Less than 1 year	1-3 years	4-5 years	More than 5 years	Total

Notes payable and short-term borrowings (Note 8)	$593	$257	$2	$1,264	$2,116
Interest expense on notes payable	107	174	173	1,008	1,462
Operating leases (Note 8)	325	556	356	742	1,979
Purchase obligations (1) (2)	216	295	194	40	745
Insurance premiums payable	9,415	12	—	—	9,427
Future policy benefits	50	123	153	1,345	1,671
Policy and contract claims	833	351	107	536	1,827
NYAG and other regulatory authorities settlement (3)	76	38	—	—	114
Other long-term liabilities reflected on the consolidated balance sheet under GAAP	2	3	2	4	11

Total	$11,617	$1,809	$987	$4,939	$19,352

(1)
Included in purchase obligations is a $380 million contract for information technology outsourcing with Computer Sciences Corporation. We are free to terminate this contract at any time for an amount calculated per the contract. However, given the nature of the contract, we have included it in our contractual obligations table.

(2)
Also included in purchase obligations is a $226 million contract for information technology services in the U.K. As of December 31, 2005, we can exit this obligation for approximately $35 million. However, given the nature of the contract, we have included it in our contractual obligations table.

(3)
The $109 million net present value of this liability has been reflected on the December 31, 2005 balance sheet in other liabilities.

        We also have obligations with respect to our pension and other benefit plans (see Note 12 to our consolidated financial statements and our discussion on liquidity above).

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to potential fluctuations in earnings, cash flows and the fair value of certain of our assets and liabilities due to changes in interest rates, foreign exchange rates and equity prices. To manage the risk from these exposures, we enter into a variety of derivative instruments. We do not enter into derivatives or financial instruments for trading purposes.

        The following discussion describes our specific exposures and the strategies we use to manage these risks. See Notes 1 and 14 to the consolidated financial statements for a discussion of our accounting policies for financial instruments and derivatives.

        We are subject to foreign exchange rate risk from translating the financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the British pound, the Euro, the Canadian dollar and the Australian dollar. We use over-the-counter (OTC) options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of our foreign operations' financial statements.

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns approximately 36% of its revenue in U.S. dollars, but most of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary's pound sterling expenses using OTC options and forward exchange contracts. At December 31, 2005, we have hedged 35% and 29% of our U.K. subsidiaries' expected U.S. dollar transaction exposure for the years ending December 31, 2006 and 2007, respectively. We do not generally hedge exposures beyond three years.

        The potential loss in future earnings from market risk sensitive instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would not be material in 2005 and 2004.

        The nature of our businesses' income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments. A hypothetical, instantaneous parallel decrease in the period end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $10 million to both 2005 and 2004 pretax income.

        The valuation of our fixed-maturity investment portfolio is subject to interest rate risk. A hypothetical 1% (100 basis point) increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 2005 and 2004 by approximately $156 million and $119 million, respectively. We have notes payable outstanding with a fair value of $2.4 billion and $2.3 billion at December 31, 2005 and 2004, respectively. This fair value was greater than the carrying value by $337 million and $165 million at December 31, 2005 and 2004, respectively. A hypothetical 1% decrease in interest rates would increase the fair value by approximately 5% for both December 31, 2005 and 2004.

        The valuation of our marketable equity security portfolio is subject to equity price risk. If market prices were to decrease by 10%, the fair value of the equity portfolio would have a corresponding decrease of $4 million at both December 31, 2005 and 2004. At December 31, 2005 and 2004, there were no outstanding derivatives hedging the price risk on the equity portfolio.

        PEPS I—In December 2001, we securitized $450 million of limited partnership investments, plus associated limited partnership commitments, via a sale to PEPS I. Aon received $171 million in cash plus $279 million of newly-issued fixed maturity and preferred stock securities of PEPS I. We used the underlying equity in the limited partnerships to determine the fair value of the cash and securities

received in the securitization.    At December 31, 2005, a 10% or 20% decrease in the underlying equity of the limited partnerships would have decreased the value of the preferred stock securities by $27 million and $54 million, respectively.

        We have selected hypothetical changes in foreign currency exchange rates, interest rates and equity market prices to illustrate the possible impact of these changes; we are not predicting market events. We believe these changes in rates and prices are reasonably possible within a one-year period.

Item 8.    Financial Statements and Supplementary Data.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

        Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 70.

/s/ GREGORY C. CASE Gregory C. Case President & Chief Executive Officer March 8, 2006	/s/ DAVID P. BOLGER David P. Bolger Executive Vice President, Chief Financial Officer & Chief Administrative Officer March 8, 2006

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

Board of Directors and Stockholders
Aon Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Aon Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Aon Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon Corporation as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois
March 7, 2006

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation as of December 31, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, as of December 31, 2003 the Company changed its method of accounting for its involvement with certain variable interest entities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion thereon.

Chicago, Illinois
March 7, 2006

Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2005	2004	2003

	REVENUE
	Brokerage commissions and fees	$6,646	$6,822	$6,545
	Premiums and other	2,848	2,788	2,609
	Investment income	343	321	310

	Total revenue	9,837	9,931	9,464

	EXPENSES
	General expenses	6,914	6,969	6,569
	Benefits to policyholders	1,551	1,516	1,427
	Depreciation and amortization	277	303	307
	Interest expense	125	136	101
	Provision for NewYork and other state settlements	5	180	—
	Unusual credit — World Trade Center	—	—	(14)

	Total expenses	8,872	9,104	8,390

	INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAX AND MINORITY INTEREST	965	827	1,074
	Provision for income tax	323	282	396

	INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	642	545	678
	Minority interest, net of tax — Company-obligated mandatorily redeemable preferred capital securities	—	—	(36)

	INCOME FROM CONTINUING OPERATIONS	642	545	642
	INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	95	1	(14)

	NET INCOME	$737	$546	$628

	NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$735	$543	$625

	BASIC NET INCOME (LOSS) PER SHARE:
	Income from continuing operations	$1.99	$1.70	$2.01
	Discontinued operations	0.29	—	(0.04)

	Net income	$2.28	$1.70	$1.97
	DILUTED NET INCOME (LOSS) PER SHARE:
	Income from continuing operations	$1.89	$1.63	$1.94
	Discontinued operations	0.28	—	(0.04)

	Net income	$2.17	$1.63	$1.90

	CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK	$0.60	$0.60	$0.60

	DILUTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	341.5	336.6	331.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position

(millions)	As of December 31	2005	2004

	ASSETS
	INVESTMENTS
	Fixed maturities at fair value	$4,218	$3,482
	Equity securities at fair value	40	40
	Short-term investments	4,291	4,448
	Other investments	515	483

	Total investments	9,064	8,453

	CASH	476	570
	RECEIVABLES
	Insurance brokerage and consulting services	8,072	8,235
	Other receivables	1,625	1,645

	Total receivables (net of allowance for doubtful accounts: 2005 — $89; 2004 — $186)	9,697	9,880

	CURRENT INCOME TAXES	148	175
	DEFERRED INCOME TAXES	533	512
	DEFERRED POLICY ACQUISITION COSTS	1,186	1,137
	GOODWILL	4,391	4,611
	OTHER INTANGIBLE ASSETS	115	133
	PROPERTY AND EQUIPMENT, NET	537	660
	OTHER ASSETS	1,671	2,198

	TOTAL ASSETS	$27,818	$28,329

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position (Continued)

(millions)	As of December 31	2005	2004

LIABILITIES AND STOCKHOLDERS' EQUITY
INSURANCE PREMIUMS PAYABLE		$9,427	$9,775
POLICY LIABILITIES
Future policy benefits		1,671	1,542
Policy and contract claims		1,827	1,854
Unearned and advance premiums and contract fees		2,989	2,979
Other policyholder funds		21	18

Total policy liabilities		6,508	6,393
GENERAL LIABILITIES
General expenses		1,661	1,557
Short-term borrowings		7	2
Notes payable		2,105	2,115
Pension, post employment and post retirement liabilities		1,497	1,528
Other liabilities		1,310	1,806

TOTAL LIABILITIES		22,515	23,176

REDEEMABLE PREFERRED STOCK		—	50

STOCKHOLDERS' EQUITY
Common stock-$1 par value
Authorized: 750 shares; issued		344	339
Paid-in additional capital		2,349	2,197
Accumulated other comprehensive loss		(1,155)	(681)
Retained earnings		4,573	4,031
Treasury stock at cost (shares: 2005 — 23.0; 2004 — 22.4)		(808)	(783)

TOTAL STOCKHOLDERS' EQUITY		5,303	5,103

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$27,818	$28,329

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2005	2004	2003

	CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	$737	$546	$628
	Adjustments to reconcile net income to cash provided by operating activities
	(Gain)/loss from disposal of operations	(240)	8	23
	Insurance operating assets and liabilities, net of reinsurance	160	278	305
	Depreciation and amortization of property, equipment and software	227	253	251
	Amortization of stock awards	69	44	49
	Amortization of intangible assets	50	56	63
	Income taxes	149	(122)	75
	Contributions to major defined benefit pension plans (in excess of) less than expense	(221)	45	(30)
	Expense in excess of cash paid for 2005 restructuring plan	118	—	—
	Provision for New York and other state settlements	(71)	180	—
	Other receivables and liabilities — net	(92)	(104)	(52)

	CASH PROVIDED BY OPERATING ACTIVITIES	886	1,184	1,312

	CASH FLOWS FROM INVESTING ACTIVITIES
	Sale of investments
	Fixed maturities
	Maturities	232	184	153
	Calls and prepayments	234	131	83
	Sales	2,053	1,167	1,256
	Equity securities	11	8	31
	Other investments	18	454	8
	Purchase of investments
	Fixed maturities	(3,408)	(2,102)	(2,069)
	Equity securities	(14)	(4)	(1)
	Other investments	(10)	(64)	—
	Short-term investments — net	(42)	(670)	125
	Acquisition of subsidiaries	(81)	(80)	(56)
	Proceeds from sale of operations	364	133	48
	Property and equipment and other — net	(126)	(80)	(185)

	CASH USED BY INVESTING ACTIVITIES	(769)	(923)	(607)

	CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock	76	23	—
	Preferred stock redemption	(50)	—	—
	Treasury stock transactions — net	(25)	—	(6)
	Issuances (repayments) of short-term borrowings — net	5	(49)	(77)
	Issuance of long-term debt	569	323	122
	Repayment of long-term debt	(586)	(320)	(430)
	Interest sensitive, annuity and investment-type contracts — withdrawals	—	(51)	(89)
	Cash dividends to stockholders	(193)	(192)	(190)

	CASH USED BY FINANCING ACTIVITIES	(204)	(266)	(670)

	EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7)	35	21

	INCREASE (DECREASE) IN CASH	(94)	30	56
	CASH AT BEGINNING OF YEAR	570	540	484

	CASH AT END OF YEAR	$476	$570	$540

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(millions)	Years ended December 31	2005	2004	2003

	Common Stock Balance at January 1	$339	$336	$333
	Issued for employee benefit plans	5	3	3

		344	339	336

	Paid-in Additional Capital Balance at January 1	2,197	2,128	2,059
	Business combinations	5	4	11
	Employee benefit plans	147	65	58

		2,349	2,197	2,128

	Accumulated Other Comprehensive Income (Loss) Balance at January 1	(681)	(861)	(954)
	Net derivative gains (losses)	(51)	(10)	28
	Net unrealized investment gains (losses)	(10)	42	20
	Net foreign exchange translation	(240)	146	231
	Net additional minimum pension liability adjustment	(173)	2	(186)

	Other comprehensive income (loss)	(474)	180	93

		(1,155)	(681)	(861)

	Retained Earnings Balance at January 1	4,031	3,679	3,251
	Net income	737	546	628
	Dividends to stockholders	(194)	(193)	(191)
	Loss on treasury stock reissued	—	(1)	(8)
	Other	(1)	—	(1)

		4,573	4,031	3,679

	Treasury Stock Balance at January 1	(783)	(784)	(794)
	Cost of shares acquired	(25)	—	(5)
	Shares reissued at average cost	—	1	15

		(808)	(783)	(784)

	Stockholders' Equity at December 31	$5,303	$5,103	$4,498

	Comprehensive Income
	Net income	$737	$546	$628
	Other comprehensive income (loss)	(474)	180	93

	Comprehensive income	$263	$726	$721

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.     Summary of Significant Accounting Principles and Practices

Principles of Consolidation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of Aon Corporation and its majority-owned subsidiaries ("Aon" or the "Company"), excluding special-purpose entities ("SPEs") considered variable interest entities ("VIEs") for which Aon is not the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

        The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the amounts reported.

Segment Reporting

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting. A fourth segment, Corporate and Other, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements. Certain amounts in prior years' consolidated financial statements relating to segments have been reclassified to reflect the results of discontinued operations.

Revenue Recognition

        Revenue is recognized when all elements of revenue recognition exist as defined in Staff Accounting Bulleting No. 104. Those elements are (1) persuasive evidence of an agreement with the client; (2) a fixed and determinable price for services; (3) those services have been rendered; and (4) collectibility is reasonably assured.

Brokerage Commission and Fees

        Commission revenue is primarily recognized at the later of the billing or the effective date of the related insurance policy, net of an allowance for estimated policy cancellations. Where all of the elements of revenue recognition have been met, but processing has not yet occurred in the billing system due to timing, an accrual is recorded. For policies that are billed in installments, revenue is recognized when Aon has sufficient information to estimate the amounts. When insurance underwriters directly bill clients, revenue is recognized when the cash is received or amounts due to Aon become determinable. Commissions on premium adjustments are recognized as they occur.

        Policy cancellation reserves and revenue accruals are estimates. Policy cancellations are estimated through an historical evaluation of relevant data. Revenue accruals are estimated through an analysis of the specific transactions.

        Fees for claims services, benefit consulting, human capital outsourcing, reinsurance services and other services are recognized when the services are rendered. Aon has multiple year outsourcing arrangements with clients. Revenues received from these arrangements are recorded on a gross basis, inclusive of amounts ultimately passed through to subcontractors, when Aon maintains the performance obligation and are recorded ratably over the life of the contract.

        The portion of revenues received on extended warranty contracts that are for the marketing, administration and servicing of those contracts are reported as earned consistent with the method used to earn the premium portion of those revenues and revenues that represent administrative fee-for-service arrangements, for which Aon does not bear the underwriting risk, are earned as those services are performed. These fee-for-service arrangements include the marketing and servicing of extended warranty contracts on behalf of other companies and brokerage commissions for accident and health products placed with non-Aon insurance carriers. These revenues are reported in the Insurance Underwriting segment.

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

Unusual Credit — World Trade Center

        In order to resume business operations and minimize the loss caused by the World Trade Center disaster, Aon secured temporary office space in Manhattan. Subsequently, permanent space was leased and, during first quarter 2003, Aon assigned this temporary space to another company. The costs relating to this assignment were $46 million pretax in 2003. In fourth quarter 2003, Aon reached a final settlement of $200 million for its overall World Trade Center property insurance claim. A cash payment of $92 million was received during fourth quarter 2003, in addition to the $108 million already collected in prior years. This settlement resulted in a pretax gain of $60 million. This gain and the $46 million expense discussed above, were combined and reported as a $14 million Unusual credit — World Trade Center in the 2003 consolidated statement of income.

Income Taxes

        Deferred income taxes are provided for the effect of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that are currently in effect. Valuation allowances are recorded to reduce the net deferred tax assets to an amount that is more likely than not realizable.

Income Per Share

        Basic net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding. Net income available for common stockholders is net of all preferred stock dividends. Diluted net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and awards. The dilutive effect of stock options and awards is calculated under the treasury stock method using the average market price for the period. Certain common stock equivalents related to options were not included in the computation of diluted income per share because those options' exercise price was greater than the average market price of the common shares. The number of options excluded from the calculation was 18 million in 2005, 20 million in 2004 and 24 million in 2003.

        As required by Emerging Issues Task Force (EITF) Issue No. 04-8, The Effect of Contingently Convertible Investments on Diluted Earnings Per Share, Aon includes in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met. Aon's 3.5% convertible debt securities, issued in November 2002, may be converted into a maximum of 14 million shares of Aon common stock and these shares have been included in the computation of diluted net income per share (see Note 8 for further information).

        Income per share is calculated as follows:

(millions, except per share data)	2005	2004	2003

Basic net income:
Income from continuing operations	$642	$545	$642
Income (loss) from discontinued operations, net of tax	95	1	(14)

Net income	737	546	628
Preferred stock dividends	(2)	(3)	(3)

Net income for basic per share calculation	$735	$543	$625

Diluted net income:
Income from continuing operations	$642	$545	$642
Income (loss) from discontinued operations, net of tax	95	1	(14)

Net income	737	546	628
Interest expense on convertible debt securities, net of tax	7	7	7
Preferred stock dividends	(2)	(3)	(3)

Net income for diluted per share calculation	$742	$550	$632

Basic shares outstanding	322	320	317
Effect of convertible debt securities	14	14	14
Common stock equivalents	5	3	1

Diluted potential common shares	341	337	332

Basic net income (loss) per share:
Income from continuing operations	$1.99	$1.70	$2.01
Discontinued operations	0.29	—	(0.04)

Net income	$2.28	$1.70	$1.97

Diluted net income (loss) per share:
Income from continuing operations	$1.89	$1.63	$1.94
Discontinued operations	0.28	—	(0.04)

Net income	$2.17	$1.63	$1.90

Stock Compensation Plans

        Aon follows Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense is recognized for stock options when the exercise price of the options equals the market price of the stock at the date of grant. Compensation expense is recognized on a straight-line basis for stock awards based on the vesting period and market price at the date of the award.

        The following table illustrates pro forma net income and pro forma earnings per share as if Aon had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

(millions, except per share data)		2005	2004	2003

Net income, as reported		$737	$546	$628
Add:	Stock-based compensation expense included in reported net income, net of tax	45	29	31
Deduct:	Stock-based compensation expense determined under fair value method for all awards and options, net of tax	57	47	55

Proforma net income		$725	$528	$604

Net income per share:
Basic
	As reported	$2.28	$1.70	$1.97
	Pro forma	2.24	1.64	1.89
Diluted
	As reported	$2.17	$1.63	$1.90
	Pro forma	2.14	1.58	1.83

        The fair value per share of options and awards granted is estimated as $6.34 and $23.63 in 2005, $6.15 and $25.32 in 2004 and $3.59 and $18.33 in 2003, respectively, on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003

Dividend yield	2.3%	2.3%	2.3%
Expected volatility	30.0%	27.0%	23.4%
Risk-free interest rate	4.0%	3.3%	2.9%
Expected term life beyond vesting date (in years):
Stock options	1.0	1.0	1.0
Stock awards	—	—	—

        The compensation cost as generated by the Black-Scholes model may not be indicative of the future benefit, if any, that may be received by the option holder.

Investments

        Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with maturities of up to one year and are carried at cost, which approximates fair value.

        Fixed-maturity securities are available for sale and are carried at fair value. The amortized cost of fixed maturities is adjusted for amortization of premiums and the accretion of discounts to maturity, which are included in investment income.

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

        Endurance common stock and warrants — In 2001, Aon invested $227 million in Endurance Specialty Holdings, Ltd. ("Endurance"), a Bermuda-based insurance and reinsurance company. During 2004, Aon sold virtually all of its common stock investment in Endurance, which resulted in a pretax gain of $48 million. In 2005, Aon sold its remaining common stock investment in Endurance, resulting in a pretax gain of $1 million.

        In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allow Aon to purchase additional Endurance common stock through December 2011. These warrants meet the definition of a derivative, which requires them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis. Aon has valued the warrants using the Black-Scholes pricing methodology with the assistance of an independent third party. Aon has determined that the warrants had a fair value of $90 million and $80 million at December 31, 2005 and 2004, respectively.

        The assumptions used to value the Endurance stock purchase warrants were as follows:

December 31,	2005	2004

• Maturity (in years)	5.96	6.96
• Spot Price	$30.86	$29.31
• Risk Free Interest Rate	4.95%	4.40%
• Dividend Yield	0.00%	0.00%
• Volatility	32%	17%
• Exercise Price	$12.12	$13.20

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

        The change in value during the period was recognized as investment income in the Corporate and Other segment and was $10 million and $80 million in 2005 and 2003, respectively. There was no net change in value during 2004. The future value of the warrants may vary considerably from the value at December 31, 2005 due to the price movement of the underlying shares, as well as the passage of time and changes in other factors that are employed in the valuation model.

        Limited partnership investments are carried using the equity method of accounting. Certain of the limited partnerships in which Aon invests have holdings in publicly-traded equity securities. Changes in market value of these indirectly-held equity securities flow through the limited partnerships' financial statements. Aon's proportionate share of these valuation changes is included in investment income in Aon's Corporate and Other segment.

        PEPS I — In 2001, Aon securitized $450 million of limited partnership investments, plus associated limited partnership commitments, via a sale to Private Equity Partnership Structures I, LLC (PEPS I). Aon received $171 million in cash, plus $279 million of newly-issued fixed maturity and preferred stock securities of PEPS I. The underlying equity in the limited partnerships was the basis for determining the fair value of the cash and securities received in the securitization. No significant management assumptions were used in determining the fair value of the cash and securities received in the securitization or the value at December 31, 2005 or 2004.

        General — Income or loss on disposal of investments is computed using the specific cost of the security sold and is reported as investment income in the consolidated statements of income.

        Declines in the fair value of investments below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in the value of investments attributable to issuer-specific events are determined based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (SAB) 59, FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and related guidance. For fixed-maturity investments with unrealized losses due to market conditions or industry-related events where Aon has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are assumed to be temporary.

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

Cash

        Cash includes cash balances and investments with initial maturities of three months or less.

        Aon maintains premium trust bank accounts for premiums collected from insureds but not yet remitted to insurance companies of $2.9 billion and $3.0 billion at December 31, 2005 and 2004, respectively. These funds and a corresponding liability, are included in short-term investments and insurance premiums payable, respectively, in the accompanying consolidated statements of financial position.

Allowance for Doubtful Accounts

        Aon's policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances and other qualitative and quantitative analyses.

Deferred Policy Acquisition Costs

        Costs of acquiring new and renewal insurance underwriting business, principally the excess of new commissions over renewal commissions, and underwriting and sales expenses that vary with and are primarily related to, the production of new business, are deferred and reported as assets. For long-duration life and health products, amortization of deferred policy acquisition costs is related to and based on, the expected premium revenues of the policies. In general, amortization is adjusted to reflect current withdrawal experience. Expected premium revenues are estimated by using the same assumptions used in estimating future policy benefits. For extended warranty and short-duration health insurance, costs of acquiring and renewing business are deferred and amortized as the related premiums and contract fees are earned.

Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized. These costs are generally amortized using the straight-line method over a range of 1 to 10 years. The weighted-average original life of Aon's software at December 31, 2005 is 5 years.

        The components of property and equipment, net are as follows:

(millions) As of December 31,	2005	2004

Software	$563	$592
Computer equipment	283	305
Land and buildings	132	143
Furniture, fixtures and equipment	368	381
Leasehold improvements	357	360
Automobiles	29	31

	1,732	1,812
Less: Accumulated depreciation	1,195	1,152

Property and equipment, net	$537	$660

        Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $227 million, $253 million and $251 million, respectively.

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

        Other investments are comprised of Aon's investment in Endurance warrants, mortgage loans, policy loans, private equity investments and limited partnerships.

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

Future Policy Benefits, Policy and Contract Claims, Unearned Premiums and Contract Fees

        Future policy benefit liabilities on life, accident and health products have been provided on the net level premium method. The liabilities are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations. Interest assumptions have been graded and range from 2% to 6% at December 31, 2005. The interest assumption used on most current issues is a level 4%. Withdrawal assumptions are based principally on insurance subsidiaries' experience and vary by plan, year of issue and duration.

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

        Unearned premiums and contract fees generally are calculated using the pro rata method based on gross premiums. However, in the case of extended warranty, credit life and disability products, the unearned premiums and contract fees are calculated such that the premiums and contract fees are earned over the period of risk in a reasonable relationship to anticipated claims. The Company considers anticipated investment income in determining whether a premium deficiency exists.

Foreign Currency Translation

        Foreign revenues and expenses are translated at average exchange rates. Foreign assets and liabilities are translated at year-end exchange rates. Net foreign exchange gains and losses on translation are reported in stockholders' equity, in accumulated other comprehensive income or loss ("OCI"), net of applicable deferred income taxes. In 2005, management deemed all undistributed earnings of Aon's foreign subsidiaries to be permanently reinvested. The impact of this decision did not have a material effect on Aon's net income. Because of the decision to reinvest the undistributed earnings of these foreign subsidiaries, the deferred tax liability of $31 million previously accrued related to the cumulative foreign currency translation adjustment ("CTA") of those subsidiaries was no longer required, resulting in a credit to OCI in 2005. Aon continues to record deferred taxes related to the CTA of its foreign branches of U.S. underwriting subsidiaries.

U.K. Accounting Matters

        In connection with accounting guidance issued by the Institute of Chartered Accountants in the U.K., Aon, like others in the industry, reassessed whether and to what extent its U.K. businesses have legal obligations to provide future claims handling and administrative services for brokerage clients. With the assistance of outside legal counsel, Aon performed a detailed factual and legal review of each different business and each of several classes of clients. This review was completed in October 2005. Where a legal obligation was determined to exist, the Company estimated and accrued the costs of such an obligation. The liability recorded during 2005 was $22 million.

        Also in connection with accounting guidance issued by the Institute of Chartered Accountants in the U.K., Aon refined techniques used to estimate revenue on installment policies in the U.K. This change in estimate resulted in a one-time $23 million increase to Aon's revenue, which was recorded during 2005.

Accounting and Disclosure Changes

        In 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (FIN 46). FIN 46 provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and result of activities of a VIE in its consolidated financial statements. FIN 46 was effective immediately for VIEs created after January 31, 2003. The provisions of FIN 46 were adopted as of December 31, 2003 for Aon's interests in VIEs that are special purpose entities (SPEs).

        Aon Capital A is a wholly-owned statutory business trust created for the purpose of issuing mandatorily redeemable capital securities (Capital Securities). The sole asset of Aon Capital A is a $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures due January 1, 2027. Aon determined that it is not the primary beneficiary of Aon Capital A, a VIE, and was required to deconsolidate the Trust based on the provisions of FIN 46 on December 31, 2003. Prior to the deconsolidation of Aon Capital A, the after-tax interest incurred on the Capital Securities was reported as minority interest in the consolidated statements of income. Beginning in 2004, interest expense on these notes payable was reported as part of interest expense in the consolidated statements of income. There was no effect on net income or consolidated stockholders' equity as a result of this deconsolidation.

        Aon adopted the provisions of FIN 46 for its variable interests in all other VIEs as of March 31, 2004, which did not have a material effect on the consolidated financial statements. See Note 11 for additional information.

        In 2004, the FASB issued Statement No. 123 (revised 2004) Share-Based Payment ("Statement No. 123(R)"), which is a revision of Statement No. 123. Statement No. 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Statement No. 123(R) originally required adoption no later than July 1, 2005. In April 2005, the Securities and Exchange Commission ("SEC") issued a release that amended the compliance dates for Statement No. 123(R). Under the SEC's new rule, the Company will be required to apply Statement No. 123(R) as of January 1, 2006. Aon plans to adopt Statement No. 123(R) using the modified-prospective method, in which compensation cost is recognized beginning January 1, 2006 (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after January 1, 2006 and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to January 1, 2006 that remain unvested as of January 1, 2006.

        The effect of adopting Statement No. 123(R) in 2006 for stock options issued prior to January 1, 2006, is currently estimated to be approximately $0.04 per diluted income per share. In addition, Statement No. 123(R) requires an adjustment to record the cumulative effect of a change in accounting principle, net of any tax effect, to reflect the compensation cost that would not have been recognized in prior periods had forfeitures been estimated during those periods. This adjustment applies only to compensation cost previously recognized in the financial statements for awards that are unvested as of January 1, 2006, and is currently estimated to be approximately $0.02 per diluted income per share.

Reclassifications

        Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the 2005 presentation.

2.     Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is allocated to various reporting units, which are either its operating segments or one reporting level below the operating segment. Goodwill is not amortized but is subject to impairment testing at least annually. The impairment testing requires Aon to compare the fair value of its reporting units to their carrying value to determine if there is potential impairment of goodwill. If the fair value of a reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill. Fair value is estimated based on various valuation approaches. In the fourth quarter 2005 and 2004, Aon completed its annual impairment review that affirmed there was no impairment as of October 1 (the annual evaluation date).

        When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2005 and 2004, respectively, are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total

Balance as of January 1, 2005	$3,991	$375	$245	$4,611
Goodwill acquired	69	—	6	75
Income tax adjustments related to previous acquisitions	(14)	—	—	(14)
Goodwill related to disposals	(1)	—	—	(1)
Foreign currency revaluation	(281)	3	(2)	(280)

Balance as of December 31, 2005	$3,764	$378	$249	$4,391

Balance as of January 1, 2004	$3,770	$381	$242	$4,393
Goodwill acquired	69	1	—	70
Goodwill related to disposals	(48)	(5)	—	(53)
Intersegment transfers	4	(4)	—	—
Foreign currency revaluation	196	2	3	201

Balance as of December 31, 2004	$3,991	$375	$245	$4,611

        Other intangible assets are classified into three categories:

  •
  "Customer Related and Contract Based" include client lists as well as non-compete covenants;

  •
  "Present Value of Future Profits" represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

  •
  "Marketing, Technology and Other" are all other purchased intangibles not included in the preceding categories.

        Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total

As of December 31, 2005
Gross carrying amount	$212	$86	$175	$473
Accumulated amortization	178	79	101	358

Net carrying amount	$34	$7	$74	$115

As of December 31, 2004
Gross carrying amount	$218	$87	$158	$463
Accumulated amortization	176	67	87	330

Net carrying amount	$42	$20	$71	$133

        The cost of other intangible assets is being amortized over a range of 2 to 10 years, with a weighted average original life of 7.6 years. Amortization expense for intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $40 million, $21 million, $17 million, $15 million and $12 million, respectively.

        When impairment indicators arise, Aon assesses the recoverability of its intangible assets through an analysis of expected future cash flows.

3.     Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) and the related tax effects are as follows:

(millions) Year ended December 31, 2005	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative losses arising during the year	$(20)	$8	$(12)
Reclassification adjustment	(64)	25	(39)

Net derivative losses	(84)	33	(51)
Unrealized holding losses arising during the year	(8)	3	(5)
Reclassification adjustment	(8)	3	(5)

Net unrealized investment losses	(16)	6	(10)
Net foreign exchange translation	(248)	8	(240)
Net additional minimum pension liability adjustment	(253)	80	(173)

Total other comprehensive loss	$(601)	$127	$(474)

        In 2005, the pretax net additional minimum pension liability adjustment of $253 million includes $19 million related to defined benefit pension plans in Canada and $4 million related to defined benefit plans in Germany.

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

        In 2004, the pretax net additional minimum pension liability adjustment of $18 million included $17 million related to defined benefit pension plans in Canada and $38 million related to defined benefit plans in Germany.

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

        In 2003, the pretax net additional minimum pension liability adjustment of $225 million included $(4) million related to defined benefit pension plans in Canada.

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions) As of December 31,	2005	2004	2003

Net derivative gains (losses)	$(11)	$40	$50
Net unrealized investment gains	52	62	20
Net foreign exchange translation	(119)	121	(25)
Net additional minimum pension liability	(1,077)	(904)	(906)

Accumulated other comprehensive loss	$(1,155)	$(681)	$(861)

4.     Business Combinations

Acquisitions

        In 2005, 2004 and 2003, Aon completed several small acquisitions, primarily related to its insurance brokerage operations. The following table includes the aggregate amounts paid and intangible assets recorded as a result of the acquisitions.

(millions) Years ended December 31,	2005	2004	2003

Amounts paid:
Cash	$81	$80	$56
Common stock	5	—	8

Total	$86	$80	$64

Intangible assets:
Goodwill	$75	$70	$45
Other intangible assets	39	30	11

Total	$114	$100	$56

        Internal funds, short-term borrowings and common stock financed the acquisitions.

        The results of operations of these acquisitions are included in the consolidated financial statements from the dates they were acquired. Pro forma results of these acquisitions are not materially different from reported results.

5.     Restructuring Charges

2005 Restructuring Plan

        In 2005, the Company announced that it was reviewing the revenue potential and cost structure of each of its businesses. As a result of this review, the Company has adopted restructuring initiatives that are expected to be completed in 2007 and result in cumulative pretax charges totaling approximately $262 million, including workforce reductions and lease consolidation costs, asset impairments and other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in general expenses and depreciation and amortization in the accompanying consolidated statements of income.

        The following is a summary of 2005 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative:

(millions)	Actual 2005	Estimated Total

Workforce reduction	$116	$157
Lease consolidation	20	57
Asset impairments	17	23
Other related expenses	5	25

Total restructuring and related expenses	$158	$262

        The following is a summary of our restructuring and related costs by segment incurred and estimated to be incurred through the end of the restructuring initiative:

(millions)	Actual 2005	Estimated Total

Risk & Insurance Brokerage Services	$143	$233
Consulting	8	18
Insurance Underwriting	3	4
Corporate & Other	4	7

Total restructuring and related expenses	$158	$262

        As of December 31, 2005, the Company's restructuring liabilities are as follows:

(millions)

Balance at January 1, 2005	$—
Expensed in 2005	141
Cash payments in 2005	(23)
Foreign currency revaluation	(2)

Balance at December 31, 2005	$116

Restructuring charges—prior years

        In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander & Alexander Services, Inc. ("A&A") and Bain Hogg. The remaining liability of $26 million is primarily for lease abandonments and is being paid out over a number of years, as planned.

        The following table sets forth the activity related to these liabilities:

(millions)

Balance at January 1, 2003	$51
Cash payments in 2003	(14)
Foreign currency revaluation	3

Balance at December 31, 2003	40
Cash payments in 2004	(9)
Foreign currency revaluation	2

Balance at December 31, 2004	$33
Cash payments in 2005	(5)
Foreign currency revaluation	(2)

Balance at December 31, 2005	$26

6.     Disposal of Operations

        In 2004, Aon sold Cambridge Integrated Services Group ("Cambridge"), its U.S. claims services business, which was included in the Risk and Insurance Brokerage Services segment, to Scandent Holdings Mauritius Limited ("SHM"), for $90 million in cash plus convertible preferred stock in SHM valued at $15 million.

        Because of Aon's convertible preferred stock holding and other factors, the results of Cambridge prior to the sale date and the pretax gain of $15 million on the sale of this business remained in income from continuing operations. Due to a book-tax basis difference resulting primarily from goodwill, a tax benefit of $26 million was recorded on the sale.

Discontinued Operations

        In fourth quarter 2005, Aon completed the sale of Swett & Crawford ("Swett"), its U.S.-based wholesale insurance brokerage unit. Previously, Swett was included in the Risk and Insurance Brokerage Services segment. The sale resulted in a pretax gain of $239 million.

        In fourth quarter 2005, Aon committed to sell a non-core Australian brokerage unit, which was previously included in the Risk and Insurance Brokerage Services segment. This operation was sold in early first quarter 2006 for a nominal pretax gain, which will be recognized in first quarter 2006.

        In 2004, Aon sold the following businesses:

  •
  A small non-core U.S. brokerage unit, resulting in a pretax loss of $4 million on the revaluation of this business, which was previously included in the Risk and Insurance Brokerage Services segment.

  •
  Its U.K. reinsurance brokerage runoff unit, which was previously included in the Risk and Insurance Brokerage Services segment, resulting in a pretax gain of $1 million.

  •
  Its U.K. claims services businesses, which were previously included in the Risk and Insurance Brokerage Services segment, resulting in a pretax loss of $24 million.

  •
  A non-core Consulting subsidiary, resulting in a pretax gain of $4 million.

        In 2003, Aon sold its automotive finance servicing business, which had been in run-off since first quarter 2001 and was included in the Corporate and Other segment. A pretax loss on the revaluation of the business of $23 million was recorded in 2003.

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

        As of December 31, 2005 and 2004, the liabilities associated with the foregoing indemnities were included in other liabilities in the consolidated statements of financial position. Such liabilities amounted to $5 million and $16 million, respectively, net of reinsurance recoverables and other assets of $83 million and $82 million, respectively. In 2005, a pretax expense of $11 million was recorded for consulting and legal costs related to completed and contemplated settlements and actuarial refinements to claims reserves and reinsurance recoverables. The insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures. Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

        The operating results of all these businesses are classified as discontinued operations and prior years' operating results have been reclassified to discontinued operations, as follows.

(millions) Years ended December 31,	2005	2004	2003

Revenues:
Swett	$183	$228	$242
U.K. brokerage units	—	29	79
Automotive finance servicing business	—	—	13
Other	10	17	25

Total revenues	$193	$274	$359

Pretax gain (loss):
Operations:
Swett	$2	$49	$53
U.K. brokerage units	—	(16)	(16)
Automotive finance servicing business	—	(1)	(32)
Other	(8)	1	(1)

	(6)	33	4
Gain (loss) on sale:
Swett	239	—	—
U.K. brokerage units	(3)	(23)	—
Automotive finance servicing business	—	—	(23)

	236	(23)	(23)

Total pretax gain (loss)	$230	$10	$(19)

After-tax gain (loss):
Operations	$(6)	$19	$—
Sale	101	(18)	(14)

Total	$95	$1	$(14)

7.     Investments

        The components of investment income are as follows:

(millions) Years ended December 31,	2005	2004	2003

Short-term investments	$162	$94	$92

Fixed maturities:
Interest income	164	120	93
Income on disposals	16	8	21
Losses (1)	(6)	(7)	(19)

Total	174	121	95

Equity securities:
Dividend income	2	3	4
Income on disposals	—	4	9
Losses (1)	—	(3)	(2)

Total	2	4	11

Limited partnerships — equity earnings	1	6	1

Other investments:
Interest, dividend and other income	13	8	11
Endurance — warrants	10	—	80
Endurance — equity earnings	—	38	46
Net gains (losses) (1)	(13)	56	(19)

Total	10	102	118

Gross investment income	349	327	317
Less: investment expenses	6	6	7

Investment income	$343	$321	$310

(1)
In addition to losses on disposals, includes other-than-temporary impairment write-downs of $11 million, $3 million and $36 million in 2005, 2004 and 2003, respectively.

        The components of net unrealized investment gains are as follows:

(millions) As of December 31,	2005	2004	2003

Fixed maturities	$(39)	$12	$(4)
Equity securities	(1)	1	5
Other investments	125	88	32
Deferred taxes	(33)	(39)	(13)

Net unrealized investment gains	$52	$62	$20

        The pretax changes in net unrealized investment gains are as follows:

(millions) Years ended December 31,	2005	2004	2003

Fixed maturities	$(51)	$16	$—
Equity securities	(2)	(4)	2
Other investments	37	56	29

Total	$(16)	$68	$31

        The amortized cost and fair value of investments in fixed maturities by type and equity securities are as follows:

(millions) As of December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government:
U.S. government and agencies	$439	$2	$(8)	$433
U.S. state and political subdivisions	111	—	(1)	110
Foreign governments:
Canada	662	3	(7)	658
U.K.	221	1	—	222
Other	959	6	(13)	952

Total foreign governments	1,842	10	(20)	1,832
Corporate securities:
Basic materials	68	—	(1)	67
Consumer cyclical	46	—	(1)	45
Consumer staples	58	—	(1)	57
Diversified	107	—	—	107
Energy	129	1	(2)	128
Financial	748	1	(11)	738
Technology	147	1	(3)	145
Transport & services	27	—	—	27
Utilities	87	1	(2)	86
Other	25	—	—	25

Total	1,442	4	(21)	1,425
Mortgage-and asset-backed securities	423	1	(6)	418

Total fixed maturities	4,257	17	(56)	4,218
Total equity securities	41	—	(1)	40

Total	$4,298	$17	$(57)	$4,258

(millions) As of December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government:
U.S. government and agencies	$408	$3	$(4)	$407
U.S. state and political subdivisions	66	1	—	67
Foreign governments:
Canada	625	9	(1)	633
U.K.	359	—	(2)	357
Other	699	7	(5)	701

Total foreign governments	1,683	16	(8)	1,691
Corporate securities:
Basic materials	53	1	—	54
Consumer cyclical	46	2	(1)	47
Consumer staples	59	1	—	60
Diversified	197	—	—	197
Energy	131	4	—	135
Financial	518	4	(7)	515
Technology	55	—	(1)	54
Utilities	98	1	—	99
Other	16	—	—	16

Total	1,173	13	(9)	1,177
Mortgage-and asset-backed securities	140	1	(1)	140

Total fixed maturities	3,470	34	(22)	3,482
Total equity securities	39	1	—	40

Total	$3,509	$35	$(22)	$3,522

        The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 2005, are as follows:

(millions)	Amortized Cost	Fair Value

Due in one year or less	$291	$289
Due after one year through five years	1,953	1,933
Due after five years through ten years	1,222	1,212
Due after ten years	368	366
Mortgage-and asset-backed securities	423	418

Total fixed maturities	$4,257	$4,218

        Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The following table analyzes our investment positions with unrealized losses segmented by type and period of continuous unrealized loss as of December 31, 2005.

	Investment Grade
($ in millions)	0-6 Months	6-12 Months	>12 Months	Total

FIXED MATURITIES
U.S. government and agencies
# of positions	31	15	18	64
Fair Value	$122	$63	$176	$361
Amortized Cost	123	64	182	369
Unrealized Loss	(1)	(1)	(6)	(8)
States and political subdivisions
# of positions	20	8	2	30
Fair Value	$69	$7	$6	$82
Amortized Cost	70	7	6	83
Unrealized Loss	(1)	—	—	(1)
Foreign government
# of positions	72	45	28	145
Fair Value	$605	$289	$248	$1,142
Amortized Cost	611	295	256	1,162
Unrealized Loss	(6)	(6)	(8)	(20)
Corporate securities
# of positions	293	141	57	491
Fair Value	$556	$256	$172	$984
Amortized Cost	564	262	179	1,005
Unrealized Loss	(8)	(6)	(7)	(21)
Mortgage and asset backed securities
# of positions	194	170	18	382
Fair Value	$177	$116	$20	$313
Amortized Cost	179	119	21	319
Unrealized Loss	(2)	(3)	(1)	(6)
TOTAL FIXED MATURITIES
# of positions	610	379	123	1,112
Fair Value	$1,529	$731	$622	$2,882
Amortized Cost	1,547	747	644	2,938
Unrealized Loss	(18)	(16)	(22)	(56)
% of Total Unrealized Loss	31%	28%	39%	98%
	Not Rated
($ in millions)	0-6 Months	6-12 Months	>12 Months	Total

TOTAL EQUITY SECURITIES
# of positions	3	1	—	4
Fair Value	$32	$1	$—	$33
Amortized Cost	33	1	—	34
Unrealized Loss	(1)	—	—	(1)
% of Total Unrealized Loss	2%	0%	0%	2%

        For categorization purposes, Aon considers any rating of Baa or higher by Moody's Investor Services or equivalent rating agency to be investment grade. Aon had no fixed maturities below investment grade with an unrealized loss.

        Aon's fixed-maturity portfolio in total had a $56 million gross unrealized loss at December 31, 2005 and is subject to interest rate, market and credit risks. No single position had an unrealized loss greater than $2 million. With a carrying value of approximately $4.2 billion at December 31, 2005, Aon's total fixed-maturity portfolio is approximately 98% investment grade based on market value. Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of "Aa" based on amortized cost. Aon's non publicly-traded fixed maturity portfolio had a carrying value of $366 million, including $81 million in notes issued by PEPS I to Aon since December 2001. In February 2006, Aon, via its U.K. subsidiary, contributed $33 million of these notes to one of the U.K. pension plans. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        Aon's equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had $1 million of gross unrealized losses at December 31, 2005 and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

        Limited Partnership Securitization.    In 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company which is owned by one of Aon's subsidiaries (49%) and by a charitable trust, which is not controlled by Aon, established for victims of the September 11th attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid Aon's insurance underwriting subsidiaries the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities Aon subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services. Aon recognized impairment writedowns on a portion of the preferred stock securities of $27 million in 2003.

        As part of this transaction, the insurance underwriting subsidiaries were required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. In 2004, Aon's insurance underwriting subsidiaries funded $13 million of commitments. Beginning in July 2004, Aon Parent is funding all future commitments. Aon Parent funded $12 million and $7 million of commitments in 2005 and 2004, respectively. As of December 31, 2005, these unfunded commitments amounted to $48 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

        To achieve the benefits of the securitization, Aon gave up all future voting interests in and control over the limited partnership interests sold to PEPS I and has no voting interest, control or significant influence over the business activities of PEPS I. Aon obtained a true sale/non-consolidation opinion from qualified external legal counsel.

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

Other

        Securities on deposit for regulatory authorities as required by law, all relating to the insurance underwriting subsidiaries, amounted to $739 million at December 31, 2005 and $606 million at December 31, 2004.

        At December 31, 2005 and 2004, Aon had $195 million and $173 million, respectively, of non-income producing investments, which excludes derivatives that are marked to market through the income statement, as well as private equity investments carried on the equity method, held for at least twelve months, that have not declared dividends during 2005 and 2004.

8.     Debt and Lease Commitments

Notes Payable

        The following is a summary of outstanding notes payable:

(millions) As of December 31,	2005	2004

8.205% junior subordinated deferrable interest debentures, due January 2027	$726	$726
3.5% convertible debt securities, due November 2012	297	297
6.2% debt securities, due January 2007 (1)	250	250
7.375% debt securities, due December 2012	224	223
8.65% debt securities, due May 2005	—	250
Euro credit facility	581	334
Notes payable, due in varying installments, with interest at 0.9% to 15.9%	27	35

Total notes payable	$2,105	$2,115

(1)
Rate increased to 6.7% in January 2003 and 6.95% in January 2005.

        Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities. Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) to Aon Capital A. Aon determined that it is not the primary beneficiary of Aon Capital A, a VIE and was required to deconsolidate Aon Capital A upon the adoption of FIN 46 on December 31, 2003. As a result of the deconsolidation, Aon increased its notes payable for the subordinated debt by $726 million. See Note 11, "Redeemable Preferred Stock, Capital Securities and Stockholders' Equity" for further information on Aon Capital A.

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

        In 2001, Aon issued $250 million of 6.2% debt securities due January 2007. The interest rate on these debt securities is subject to adjustment in the event that Aon's credit ratings change. Due to ratings downgrades during 2002 and 2004, the interest rate on the 6.2% debt securities was increased to 6.7% effective January 2003 and 6.95% effective January 2005.

        In 2001, certain of Aon's European subsidiaries entered into a committed bank credit facility. At December 31, 2004, Aon had borrowed €250 million ($334 million) under the facility, which was classified as notes payable in the consolidated statements of financial position. In February 2005, Aon replaced this facility with a new €650 million multi-currency revolving loan credit facility. The new facility included a €325 million three-year and a €325 million five-year revolving loan facility. In October 2005, Aon amended this facility. The amendment extends the term of each revolving loan facility to five years from the date of the amendment, with an option to extend each facility for two additional one-year periods. Thus, this facility will mature in October 2010, unless Aon opts to extend the facility. In addition, the amendment eliminates the requirement that a representation regarding material adverse change be made at the time of each borrowing request and on the first day of each interest period, deletes certain covenants related to acquisitions and investments and revises certain covenants related to mergers and dispositions. Commitment fees of 8.75 basis points are payable on the unused portion of the facility. At December 31, 2005, Aon has borrowed €490 million ($581 million) under this facility, which is classified as notes payable in the consolidated statements of financial position. Aon has guaranteed the obligations of its subsidiaries with respect to this facility.

        At December 31, 2004, Aon had a $775 million U.S. committed bank credit facility to support commercial paper and other short-term borrowings. No amounts were outstanding under this facility at December 31, 2004. In February 2005, Aon replaced this facility with a new $600 million three-year revolving credit facility. This facility permits the issuance of up to $150 million in letters of credit. In September 2005, Aon amended the facility. The three-year term of the facility was extended to a five-year term with a maturity date of February 2010, certain covenants related to guarantors and acquisitions were deleted and certain covenants related to mergers, acquisitions and indebtedness were revised. At December 31, 2005, Aon had $20 million in letters of credit outstanding. Based on Aon's current credit ratings, commitment fees of 10 basis points are payable on the unused portion of the facility.

        For both the U.S. and Euro facilities, Aon is required to maintain consolidated net worth, as defined, of at least $2.5 billion, a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1.

        Aon also has other foreign facilities available, which include a 364-day £37.5 million ($65 million) facility and a 10 million Canadian dollar ($9 million) facility, both of which expire in September 2006 and a €20 million ($24 million) facility, which has no set expiration date.

        Outstanding debt securities, including Aon Capital A's, are not redeemable by Aon prior to maturity except for the 3.5% convertible debt securities, which are redeemable by Aon beginning in 2007. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities. Repayments of notes payable are $593 million, $255 million, $2 million, $1 million and $1 million in 2006, 2007, 2008, 2009 and 2010, respectively.

        Information related to notes payable and short-term borrowings is as follows:

Years ended December 31,	2005	2004	2003

Interest paid (millions)	$130	$147	$103
Weighted-average interest rates — short-term borrowings	3.5%	3.5%	2.6%

Lease Commitments

        Aon has noncancelable operating leases for certain office space, equipment and automobiles. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 82% of Aon's lease obligations are for the use of office space. Rental expense for operating leases amounted to $345 million, $387 million and $381 million for 2005, 2004 and 2003, respectively, after deducting rentals from subleases ($29 million, $34 million and $31 million for 2005, 2004 and 2003, respectively).

        At December 31, 2005, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, net of sub-lease rental income, most of which pertain to real estate leases, are as follows:

(millions)

2006	$325
2007	305
2008	251
2009	200
2010	156
Later years	742

Total minimum payments required	$1,979

9.     Income Taxes

        Aon and its principal domestic subsidiaries are included in a consolidated life-nonlife federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations before income tax and minority interest and the provision for income tax consist of the following:

(millions) Years ended December 31,	2005	2004	2003

Income from continuing operations before income tax and minority interest:
U.S.	$306	$66	$313
International	659	761	761

Total	$965	$827	$1,074

Provision for income tax:
Current:
Federal	$12	$105	$70
International	194	277	213
State	17	32	41

Total current	223	414	324

Deferred (credit):
Federal	51	(140)	45
International	39	14	18
State	10	(6)	9

Total deferred	100	(132)	72

Provision for income tax	$323	$282	$396

        Income from continuing operations before income tax and minority interest shown above is based on the location of the corporate unit to which such earnings are attributable. However, because such earnings in some cases may be subject to taxation in more than one country, the income tax provision shown above as U.S. or International may not correspond to the geographic attribution of the earnings.

        In 2003, Aon's consolidated statement of income reflected a tax benefit of $22 million on the 8.205% Capital Securities (see Note 11). As a result of the adoption of FIN 46 on December 31, 2003, Aon was required to deconsolidate the Capital Securities, which was completely offset by an increase in notes payable. In 2005 and 2004, interest expense on these notes payable was reported as a part of interest expense in the consolidated statements of income and the related tax benefit is included in the provision for income tax.

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated financial statements is as follows:

Years ended December 31,	2005	2004	2003

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	2.0	3.0
Taxes on international operations	(0.7)	(0.7)	(2.4)
Adjustments to prior year taxes	(5.4)	(1.9)	0.6
Deferred tax adjustments	1.9	1.3	—
Basis difference in businesses sold	—	(3.9)	—
Other — net	0.9	2.3	0.7

Effective tax rate	33.5%	34.1%	36.9%

        Significant components of Aon's deferred tax assets and liabilities are as follows:

(millions) As of December 31,	2005	2004

Deferred tax assets:
Employee benefit plans	$501	$548
Unearned and advanced premiums and contract fees	211	168
Net operating loss and tax credit carryforwards	52	66
Certain purchase accounting and special charges	69	90
Other	19	43

	852	915
Valuation allowance on deferred tax assets	(26)	(41)

Total	826	874

Deferred tax liabilities:
Policy acquisition costs	(191)	(210)
Unrealized investment gains	(26)	(65)
Unrealized foreign exchange gains	(22)	(59)
Other	(54)	(28)

Total	(293)	(362)

Net deferred tax asset	$533	$512

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances were reduced to $26 million in 2005 from $41 million in 2004, attributable largely to the assessment of the potential future utilization of U.S. Federal tax net operating loss carryforwards and the realization of U.S. federal alternative minimum tax credit carryforwards. To the extent valuation allowances were provided originally through acquisition accounting, the tax benefits recognized for such items have been recorded as a reduction in goodwill. Although future earnings cannot be predicted with certainty, management believes that the realization of the net deferred tax asset is more likely than not.

        Aon recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation as follows: 2005, $11 million; 2004, $0 million; and 2003, $2 million.

        U.S. deferred income taxes are not provided on unremitted foreign earnings that are considered permanently reinvested, which at December 31, 2005 amounted to approximately $1.8 billion. It is not practicable to determine the income tax liability that might be incurred if all such earnings were remitted to the U.S. The American Jobs Creation Act of 2004 introduced a temporary incentive for U.S. multinationals to repatriate, in 2004 or 2005, certain foreign earnings at an effective tax rate of

5.25%. In 2005, Aon repatriated $101 million pursuant to this legislation and incurred a current tax expense of $5 million.

        At December 31, 2005, Aon had domestic federal operating loss carryforwards of $27 million that will expire at various dates from 2006 to 2021, state operating loss carryforwards of $349 million that will expire at various dates from 2006 to 2024 and foreign operating loss carryforwards of $89 million, which expire at various dates.

        Prior to 1984, life insurance companies were required to accumulate certain untaxed amounts in a memorandum policyholders' surplus account ("PSA"). Under the Tax Reform Act of 1984, the PSA balances were "capped" at December 31, 1983 and the balances were to be taxed only to the extent distributed to stockholders or when they exceed certain prescribed limits. The American Jobs Creation Act of 2004 suspended for 2005 and 2006 the application of the rules imposing income tax on distributions from the PSA. As of December 31, 2005, the combined PSA of Aon's life insurance subsidiaries is approximately $262 million. Aon's life insurance subsidiaries do not intend to make any taxable distributions or exceed the prescribed limits in the foreseeable future; therefore, no income tax provision has been made. However, if such taxes were assessed, the amount of taxes payable would be approximately $92 million.

        The amount of income taxes paid in 2005, 2004 and 2003 was $309 million, $413 million and $296 million, respectively.

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

        A summary of reinsurance activity is as follows:

(millions) Years ended December 31,	2005	2004	2003

Ceded premiums earned	$1,106	$1,379	$1,261
Ceded premiums written	1,039	1,226	1,307
Assumed premiums earned	208	336	366
Assumed premiums written	206	336	382
Ceded benefits to policyholders	548	804	796

        Activity in the liability for policy and contract claims is summarized as follows:

(millions) Years ended December 31,	2005	2004	2003

Liabilities at beginning of year	$825	$751	$529
Incurred losses:
Current year	1,389	1,435	1,319
Prior years (1)	20	(1)	87

Total	1,409	1,434	1,406

Payment of claims:
Current year	(942)	(915)	(798)
Prior years	(467)	(445)	(386)

Total	(1,409)	(1,360)	(1,184)

Liabilities at end of year
(net of reinsurance recoverables:
2005 — $1,002; 2004 — $1,029; 2003 — $858)	$825	$825	$751

(1)
For 2003, prior years' incurred losses primarily represent losses from business produced by NPS. NPS stopped initiating any new business in mid-2002.

11.   Redeemable Preferred Stock, Capital Securities and Stockholders' Equity

Redeemable Preferred Stock

        At December 31, 2004, 1 million shares of redeemable preferred stock were outstanding. Dividends were cumulative at an annual rate of $2.55 per share. These shares were redeemable at the option of Aon or the holders, in whole or in part, at $50.00 per share plus accrued but unpaid dividends, beginning one year after the death of the last of the original two owners, which occurred in September 2004. In September 2005, Aon redeemed all of the outstanding shares of redeemable preferred stock.

Capital Securities

        Aon Capital A is a wholly-owned statutory business trust created for the purpose of issuing mandatorily redeemable preferred capital securities ("Capital Securities"). The sole asset of Aon Capital A is the $726 million aggregate principal amount of Aon's 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) due January 1, 2027. The back-up guarantees, in the aggregate, provide a full and unconditional guarantee of Aon Capital A's obligations under the Capital Securities.

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

        Aon has determined that it is not the primary beneficiary of Aon Capital A, a VIE and was required to deconsolidate the Trust upon the adoption of FIN 46 on December 31, 2003, which was completely offset by an increase in notes payable. Prior to the deconsolidation of Aon Capital A, the after-tax interest incurred on the Capital Securities was reported as minority interest in the consolidated statements of income. Beginning in 2004, interest expense on these notes payable was reported as part of interest expense in the consolidated statements of income. There was no effect on net income or consolidated stockholders' equity as a result of this deconsolidation.

Common Stock

        In November 2005, Aon announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon's common stock. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital. Any repurchased shares will be available for use in connection with employee stock plans and for other corporate purposes. The Company repurchased 0.7 million shares at a cost of $25 million in 2005. In 2004, Aon did not repurchase any of its common stock. In 2003, Aon repurchased 0.1 million shares. In 2006, through March 6, the Company has repurchased 3.2 million shares at a cost of $126 million.

        In connection with the acquisition of two entities controlled by Aon's then-Chairman and Chief Executive Officer in 2001, Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance.

        In 2005, Aon issued 4.1 million new shares of common stock for employee benefit plans, 0.7 million shares in connection with employee stock purchase plans and 0.2 million shares in connection with acquisitions.

Dividends

        A summary of dividends paid is as follows:

(millions) Years ended December 31,	2005	2004	2003

Redeemable preferred stock	$2	$3	$3
Common stock	191	189	187

Total dividends paid	$193	$192	$190

        Dividends paid per common share were $0.60 for the years ended December 31, 2005, 2004 and 2003.

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

        Net statutory income (loss) of the insurance subsidiaries is summarized as follows:

(millions) Years ended December 31,	2005	2004	2003

Accident & Health and Life	$157	$193	$95
Warranty, Credit and Property & Casualty	78	123	(21)

        Statutory capital and surplus of the insurance subsidiaries are summarized as follows:

(millions) As of December 31,	2005	2004	2003

Accident & Health and Life	$901	$840	$700
Warranty, Credit and Property & Casualty	702	676	611

12.   Employee Benefits

Savings and Profit Sharing Plans

        Aon subsidiaries maintain savings plans with both contributory and non-contributory accounts for the benefit of U.S. salaried and commissioned employees. The non-contributory accounts were established in lieu of a defined pension benefit in 2004 for certain U.S. employees. Provisions made for these plans were $47 million, $43 million and $54 million in 2005, 2004 and 2003, respectively.

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

        In 1999, Aon's U.K. pension plans were closed to new employees. All new employees became participants in a defined contribution plan. The provisions for the defined contribution plan were $20 million, $20 million and $19 million in 2005, 2004 and 2003, respectively.

U.S. Pension and Other Benefit Plans

        The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2005 and 2004 and a statement of the funded status as of

December 31, 2005 and 2004, for both qualified and nonqualified plans. The measurement date for the U.S. plans is November 30.

	Pension Benefits		Other Benefits
(millions)	2005	2004	2005	2004

Reconciliation of benefit obligation
Projected benefit obligation at beginning of period	$1,546	$1,340	$79	$74
Service cost	62	67	3	3
Interest cost	93	85	4	4
Participant contributions	—	—	8	8
Curtailment	(8)	(8)	—	—
Plan amendment	20	—	—	—
Actuarial loss (gain)	43	68	(8)	1
Benefit payments	(61)	(57)	(12)	(13)
Change in discount rate	63	51	1	2

Projected benefit obligation at end of period	$1,758	$1,546	$75	$79

Accumulated benefit obligation at end of period	$1,614	$1,421	$75	$79

Reconciliation of fair value of plan assets
Fair value at beginning of period	$969	$929	$8	$8
Actual return on plan assets	114	94	—	—
Participant contributions	—	—	8	8
Employer contributions	304	3	4	5
Benefit payments	(61)	(57)	(12)	(13)

Fair value at end of period	$1,326	$969	$8	$8

Market related value at end of period	$1,395	$1,111	$8	$8

Funded status
Funded status at end of period	$(432)	$(577)	$(67)	$(71)
Unrecognized prior-service cost	14	(7)	(10)	(11)
Unrecognized loss (gain)	623	584	(4)	3

Net amount recognized	$205	$—	$(81)	$(79)

Amounts recognized in the statements of financial position consist of:
Accrued benefit liability (included in pension, post employment and post retirement liabilities)	$(288)	$(452)	$(81)	$(79)
Intangible pension asset (included in other assets)	14	—	—	—
Other comprehensive income	479	452	—	—

Net amount recognized	$205	$—	$(81)	$(79)

        The increase in amounts recognized in other comprehensive income related to the minimum pension liability for U.S. pension plans was $27 million and $108 million in 2005 and 2004, respectively.

        In 2005, plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $1.8 billion, an ABO of $1.6 billion and plan assets with a fair value of $1.3 billion.

        In 2004, plans with a PBO and ABO in excess of the fair value of plan assets had a PBO of $1.5 billion, an ABO of $1.4 billion and plan assets with a fair value of $1.0 billion.

        The following table provides the components of net periodic benefit cost for the plans:

(millions) Pension Benefits	2005	2004	2003

Service cost	$62	$67	$52
Interest cost	93	85	77
Expected return on plan assets	(93)	(92)	(78)
Amortization of prior-service cost	(2)	(2)	(2)
Amortization of net loss	39	22	11

Net periodic benefit cost	$99	$80	$60

(millions) Other Benefits	2005	2004	2003

Service cost	$3	$3	$3
Interest cost	4	4	5
Amortization of prior-service cost	(1)	(1)	—

Net periodic benefit cost	$6	$6	$8

        The weighted-average assumptions used to determine future U.S. benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Discount rate	5.75%	6.0%	5.75%	6.0%
Rate of compensation increase	3.5	3.5	—	—

        The weighted-average assumptions used to determine the U.S. net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003

Discount rate	6.0%	6.25%	7.0%	6.0%	6.25%	7.0%
Expected return on plan assets	8.5	8.5	8.5	—	—	—
Rate of compensation increase	3.5	3.5	3.5	—	—	3.5

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans.

Plan Assets

        Aon's U.S. pension plan asset allocation as of December 31, 2005 and 2004 is as follows:

		Fair Value of Plan Assets
	Target Allocation
Asset Class		2005	2004

Equities	80%	61%	74%

Domestic equities	45	38	45
International equities	15	8	11
Limited partnerships and other	15	11	11
Real estate and REITs	5	4	4
Aon common stock	—	—	3

Debt securities	20	39	26

Fixed maturities	20	22	23
Invested cash	No target	17	3

Total		100%	100%

        Pension plan assets did not include any Aon common stock at December 31, 2005. At December 31, 2004, pension plan assets included $30 million of Aon common stock. Dividends from Aon stock received by the plan in 2005 and 2004 were $0.4 million and $0.9 million, respectively. In November 2005, Aon contributed $200 million to its U.S. pension plan. As of the plan measurement date, these funds were invested in invested cash.

Investment Policy and Strategy

        The investment policy, as established by the Aon Pension Plan Investment Committee, seeks reasonable asset growth at prudent risk levels within target allocations. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the Aon Pension Plan Investment Committee.

        Aon's U.S. other benefit plan assets of $8 million at both December 31, 2005 and 2004 were invested in money market instruments.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute $6 million to U.S. pension plans during 2006 to satisfy minimum funding requirements and $4 million to fund other postretirement benefit plans during 2006.

Estimated Future Benefit Payments

        Estimated future benefit payments for U.S. plans are as follows at December 31, 2005:

(millions)	Pension Benefits	Other Benefits

2006	$63	$4
2007	66	4
2008	70	4
2009	75	4
2010	81	4
2011—2015	527	24

Assumptions for Other Postretirement Benefits

        Assumed health care cost trend rates at December 31:

	2005	2004

Assumed healthcare cost trend rate	12%	10.5%
Ultimate trend rate	5%	5.5%
Year that the ultimate trend rate is reached	2012	2014

        Aon's liability for future plan cost increase for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. The $50 per month subsidy for future post-65 retirees is assumed not to increase in future years. Therefore, there is no employer trend for future post-65 retirees. As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic postretirement healthcare benefit cost or on the accumulated postretirement benefit obligation for the measurement period ended in 2005.

International Pension Plans

        The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2005 and 2004 and the funded status as of December 31, 2005 and 2004, for material international pension plans, which are located in the U.K.

and The Netherlands. The measurement dates for these plans are September 30 and December 31, respectively.

	International Pension Plans
(millions)	2005	2004

Reconciliation of benefit obligation
Projected benefit obligation at beginning of period	$3,847	$3,324
Service cost	60	64
Interest cost	197	185
Participant contributions	4	3
Actuarial loss	285	139
Benefit payments	(106)	(103)
Change in discount rate	345	(63)
Foreign exchange translation	(430)	298

Projected benefit obligation at end of period	$4,202	$3,847

Accumulated benefit obligation at end of period	$3,720	$3,385

Reconciliation of fair value of plan assets
Fair value at beginning of period	$2,718	$2,239
Actual return on plan assets	463	188
Employer contributions	168	181
Participant contributions	4	3
Benefit payments	(106)	(103)
Foreign exchange translation	(305)	210

Fair value at end of period	$2,942	$2,718

Funded status
Funded status at end of period	$(1,260)	$(1,129)
Unrecognized prior service	1	2
Unrecognized loss	1,737	1,635

Net amount recognized	$478	$508

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost and intangible pension asset (included in other assets)	$116	$123
Accrued benefit liability (included in pension, post employment and post retirement liabilities)	(815)	(694)
Other comprehensive income	1,177	1,079

Net amount recognized	$478	$508

        The change in amounts recognized in other comprehensive income related to the minimum pension liability was an increase of $98 million and a decrease of $46 million in 2005 and 2004, respectively.

        In 2005, plans with a PBO in excess of the fair value of plan assets had a PBO of $4.2 billion and plan assets with a fair value of $2.9 billion and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.4 billion and plan assets with a fair value of $2.6 billion.

        In 2004, plans with a PBO in excess of the fair value of plan assets had a PBO of $3.8 billion and plan assets with a fair value of $2.7 billion and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.0 billion and plan assets with a fair value of $2.4 billion.

        The following table provides the components of net periodic benefit cost for the international plans:

(millions) Years ended December 31,	2005	2004	2003

Service cost	$60	$64	$51
Interest cost	197	185	152
Expected return on plan assets	(184)	(165)	(134)
Amortization of prior service cost	1	—	—
Amortization of net loss	69	70	58

Net periodic benefit cost	$143	$154	$127

        The range of weighted-average assumptions used to determine the international benefit obligations are as follows:

Pension Benefits	2005	2004

Discount rate	4.0 – 5.1%	4.5 – 5.6%
Rate of compensation increase	3.25 – 3.5	3.25 – 3.5

        The range of weighted-average assumptions used to determine the international net periodic benefit costs are as follows:

Pension Benefits	2005	2004	2003

Discount rate	4.5 – 5.6%	5.25 – 5.5%	5.5 – 5.75%
Expected return on plan assets	6.0 – 7.25	6.0 – 7.25	6.0 – 7.5
Rate of compensation increase	3.25 – 3.5	3.5 – 4.0	3.75 – 4.0

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans.

Plan Assets

        Aon's international pension plan asset allocation at December 31, 2005 and 2004 is as follows:

			Fair Value of Plan Assets
	Allocation Range	Target Allocation
Asset Class			2005	2004

Equities	43 – 71%	61%	63%	61%

Equities			58	57
Real estate			5	4

Debt securities	29 – 57	39	37	39

Fixed maturities			37	37
Invested cash			—	2

Total			100%	100%

Investment Policy and Strategy

        The investment policies for international plans are established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested, within asset allocation ranges as shown above, in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute $180 million to its international pension plans during 2006 to satisfy minimum funding requirements.

Estimated Future Benefit Payments

        Estimated future pension benefit payments for international plans are as follows at December 31, 2005:

(millions)

2006	$93
2007	97
2008	110
2009	116
2010	123
2011—2015	769

13.   Stock Compensation Plans

        Aon's Stock Incentive Plan provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units. The annual rate at which awards are granted each year is based upon financial and competitive business conditions. The number of shares authorized to be issued under the plan is equal to 18% of the number of common shares outstanding.

Stock Awards

        Stock awards, in the form of restricted stock units, are granted to certain officers and employees of Aon. Generally, employees are required to complete three continuous years of service before stock awards begin to vest in increments until the completion of a 10-year period of continuous employment. In 2003 and 2002, a large number of stock awards were granted that vest annually over five years, with the initial vesting occurring after one year of continuous service. In 2005 and 2004, a large number of stock awards were granted that will not vest until five years after the date of grant. For most employees, beginning in 2005, individual incentive compensation over $50,000 will partially be paid in restricted stock units, which will vest ratably over three years. In general, most stock awards are issued as they become vested. In certain circumstances, an employee can elect to defer the receipt of vested shares to a later date. With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards. The compensation cost associated with each stock award is deferred and amortized over the period of continuous employment using the straight-line method. At December 31, 2005, 2004 and 2003, the number of shares available for stock awards is included with options available for grant.

        Common stock awards outstanding consist of the following:

(shares in thousands) Years ended December 31,	2005	2004	2003

Shares outstanding at beginning of year	8,784	7,061	6,483
Granted	4,842	3,439	2,529
Vested	(1,164)	(1,330)	(1,413)
Canceled	(677)	(386)	(538)

Shares outstanding at end of year	11,785	8,784	7,061

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

        A summary of Aon's stock option and related information is as follows:

(shares in thousands) Years ended December 31,	2005		2004		2003

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning outstanding	34,188	$29	31,627	$29	24,478	$32
Granted	6,295	24	5,233	27	9,226	20
Exercised	(2,671)	24	(475)	23	(13)	24
Canceled	(2,100)	29	(2,197)	29	(2,064)	27

Ending outstanding	35,712	$29	34,188	$29	31,627	$29

Exercisable at end of year	18,178	$32	15,060	$32	9,574	$32

Options available for grant	10,322		11,885		15,742

        A summary of options outstanding and exercisable is as follows:

(Shares in thousands) As of December 31, 2005	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Exercise Price

$14.92 — $19.70	5,135	7.17	$19.43	1,398	$19.15
19.76 — 23.94	8,013	6.81	22.91	3,526	23.54
23.95 — 27.03	6,455	8.99	26.12	60	25.50
27.16 — 32.53	5,988	5.38	30.28	4,365	31.38
32.64 — 36.88	7,181	5.72	35.99	5,890	35.83
37.13 — 49.29	2,940	2.77	43.28	2,939	43.28

$14.92 — $49.29	35,712	6.47	$28.53	18,178	$32.26

Employee Stock Purchase Plan

        Aon has an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the plan, shares of Aon's common stock may be purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. In 2005, 2004 and 2003, 697,000 shares, 754,000 shares and 734,000 shares, respectively, were issued to employees under the plan. There was no compensation expense associated with this plan.

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

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by using master netting agreements, entering into non-exchange-traded derivatives with highly rated major financial institutions and by using exchange-traded instruments. Aon closely monitors the credit-worthiness of, and exposure to, its counterparties and considers its credit risk to be minimal. At December 31, 2005 and 2004, Aon placed cash and securities relating to these derivative contracts in escrow amounting to $6 million and $5 million, respectively.

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

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation will include a description of the hedging instrument, the hedge item, the risk being hedged, Aon's risk management objective and strategy for undertaking the hedge, and the method for assessing the effectiveness of the hedge. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges at the end of each quarter.

        For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in OCI and subsequently reclassified to income when the hedged item affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is reported in OCI as part of the cumulative translation adjustment while the ineffective portion is recognized immediately in earnings.

        Changes in the fair value of a derivative that is not designated as an accounting hedge (known as an "economic hedge") are recorded in either investment income or general expenses (depending on the hedged exposure) in the current period's consolidated statements of income.

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

        When hedge accounting is discontinued because the derivative no longer qualifies as a cash flow hedge, Aon will continue to carry the derivative in the consolidated statements of financial position at its fair value, recognize subsequent changes in the fair value of the derivative in current-period earnings, and continue to defer the derivative gain or loss in accumulated OCI until the hedged forecasted transaction affects earnings. If the hedged forecasted transaction is probable of not occurring in the time period described in the hedge documentation or within a two month period of time thereafter, the deferred derivative gain or loss would be reclassified immediately to earnings.

Foreign Exchange Risk Management

        Certain of Aon's foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars) that differ from their functional currencies. The foreign subsidiary's functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, Aon uses foreign exchange forwards to hedge the foreign exchange risk of the forecasted revenue for up to a maximum of three years in the future. Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue. As of December 31, 2005, a $13 million pretax loss has been deferred to OCI, $9 million of which is expected to be reclassified to earnings as an adjustment to general expenses in 2006. Deferred gains or losses will be reclassified from OCI to general expenses when the hedged revenue is recognized. This hedge had no material ineffectiveness in 2005. Aon also uses over-the-counter options and forward contracts, which have not been designated as hedges for accounting purposes, to hedge economic risks that arise from fluctuations in the currency exchange rates. Changes in the fair value of these derivatives are recorded in general expenses in the consolidated statements of income.

        Aon uses over-the-counter options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in general expenses in the consolidated statements of income.

        Aon also uses foreign currency forward contracts to offset foreign exchange risk associated with foreign denominated (primarily British pounds) inter-company notes. These derivatives were not designated as a hedge because changes in their fair value were largely offset in earnings by remeasuring the notes for changes in spot exchange rates. Changes in the fair value of these derivatives were recorded in general expenses in the consolidated statements of income.

        Aon also uses foreign currency forward contracts to hedge certain of its net investments in foreign underwriting operations (primarily Canadian dollar, Euro and British pound). During 2005, this hedge had no ineffectiveness, and a $15 million pretax loss has been included in OCI.

        In 2005, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany borrowings. These swaps have been designated as cash flow hedges. As of December 31, 2005, a $1 million pretax loss has been deferred to OCI, which is expected to be reclassified to earnings in 2006 as an adjustment to interest income. The reclassification from OCI will offset the related Statement No. 52 transaction gain or loss arising from the remeasurement of the borrowing due to changes in spot exchange rates and to record interest income at the interest rate implicit in the derivative. This hedge had no material ineffectiveness in 2005.

Interest Rate Risk Management

        Aon uses futures contracts and purchased options on futures contracts to reduce the price volatility of its fixed-maturity portfolio. Derivatives designated as hedging the aggregate interest rate exposure of the fixed-maturity portfolio do not qualify as hedges. Changes in their fair value were recorded in investment income. Derivatives designated as hedging specific fixed-income securities are accounted for as fair value hedges. Changes in the fair value of the hedge and the hedged item are recorded in investment income.

        Aon occasionally enters into receive-fixed-pay-floating interest rate swaps to hedge changes in the fair value of its fixed-rate notes. The interest rate swaps qualify as fair value hedges and have no ineffectiveness because their critical terms (e.g., amount, maturity date) match those of the hedged debt. Upon the termination of this type of hedge, the swap realized gains and losses that have been deferred as an adjustment to the cost basis of the hedged item are amortized into interest expense over the remaining life of the hedged items.

        Aon enters into exchange-traded futures and options to limit its net exposure to decreasing short-term interest rates, primarily relating to U.S. dollar denominated brokerage funds held on behalf of clients in the U.S. and U.K. These derivatives were not designated as a hedge and changes in their fair value were recorded in investment income in the consolidated statements of income.

        In 2005 and 2004, receive-fixed-pay-floating interest rate swaps were designated as cash flow hedges of the interest rate risk of a portion of Aon's U.S. dollar denominated brokerage funds held on behalf of U.K. clients and other U.S. and U.K. operating funds. These interest rate swaps do not have maturities greater than one year. Changes in the fair value of the swaps were recorded in OCI and will be reclassified to earnings as an adjustment to investment income over the term of the swap. As of December 31, 2005, a $2 million pretax loss related to this hedge was recorded in OCI, which is expected to be reclassified to investment income in 2006. This hedge had no material ineffectiveness in 2005.

Equity Price Risk Management

        Aon sells futures contracts and purchases options to reduce the price volatility of its equity securities portfolio and equity securities it owns indirectly through limited partnership investments. These derivatives were not designated as a hedge and changes in their fair value were recorded in investment income in the consolidated statements of income.

Unconsolidated SPEs Excluding PEPS I

        Certain of Aon's subsidiaries make short-term loans (generally with terms of 12 months or less) to businesses to finance insurance premiums and then sell ("securitize") the finance receivables through securitization transactions that meet the criteria for sale accounting in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These premium financing securitizations are accomplished by using special purpose entities which are considered qualifying SPEs ("QSPEs") pursuant to Statement No. 140 and FIN 46 and commercial paper multi-seller, non-qualified bank conduits (SPEs). Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        Premium financing securitizations performed by Aon's U.S., U.K., Canadian and Australian subsidiaries use multi-seller non-qualified SPEs. By analyzing the qualitative and quantitative factors of the SPEs, Aon has determined that these subsidiaries are not the sponsor of the SPEs. Additionally, independent third parties (i) have made substantial equity investments in the SPEs, (ii) have voting control of the SPEs and (iii) generally have the risks and rewards of ownership of the assets of the SPEs. Based on these factors and the fact that these subsidiaries do not have a significant variable interest in the multi-seller SPEs, Aon has determined that non-consolidation is appropriate.

        Aon or one of its QSPEs sells undivided interests in specified premium financing receivables to the independent SPEs. Under the terms of these agreements, new receivables increase the amounts available to securitize as collections (administered by Aon) reduce previously sold receivables. The amount advanced from third parties at any one time under the accounts receivable sales agreement was limited to a maximum of $1.9 billion and $2 billion at December 31, 2005 and 2004, respectively.

        At both December 31, 2005 and 2004, $1.8 billion was advanced under these programs from the SPEs. Aon records at fair value the retained interest, which is included in insurance brokerage and consulting services receivables in the consolidated balance sheets.

        Aon recorded gains associated with the sale of receivables. When Aon calculated the gains, all fees related to this facility were included. The gains included in revenue in the consolidated statements of income, were $65 million, $81 million and $69 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        Aon retains servicing rights for sold receivables and a servicing fee is earned as income over the servicing period. The servicing fees are included in the gain/loss calculation. At December 31, 2005 and 2004, the fair value of the servicing rights approximates the estimated costs to service the receivables and accordingly, Aon has not recorded any servicing assets or liabilities related to this servicing activity.

        Aon estimates fair value by discounting estimated future cash flows from the servicing rights and servicing costs using discount rates that approximate current market rates and expected future prepayment rates.

        The SPEs bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves, which were formerly guaranteed by Aon. During 2005, Aon eliminated the percentage guarantee for all facilities, replacing it with other collateral enhancements. Also in 2005, the Canadian facility was amended, reducing the ratings trigger and adding the financial covenants from the credit facility. The Australian facility was renewed, increasing the facility by AUD50 million. The U.S. facility was amended in 2005, extending the facility to July 2006 and reducing its size by $100 million.

        Aon intends to renew these conduit facilities when they expire. If there are adverse bank, regulatory, tax or accounting rule changes, the Company's access to the conduit facilities and SPEs would be restricted.

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

(millions) As of December 31,	2005		2004

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities and equity securities	$$4,258	$4,258	$3,522	$3,522
Other investments	515	514	483	482
Cash, receivables and short-term investments	14,376	14,376	14,749	14,749
Derivatives	88	88	149	149
Liabilities:
Deposit-type insurance contracts	21	21	18	18
Short-term borrowings, premium payables and general expenses	11,095	11,095	11,334	11,334
Notes payable	2,105	2,442	2,115	2,280
Derivatives	91	91	86	86

Guarantees and Indemnifications

        Aon provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable which are deemed to be probable and estimable are accrued in Aon's consolidated financial statements.

        Guarantees associated with Aon's limited partnership securitization are disclosed in Note 7. Indemnities related to discontinued operations are disclosed in Note 6.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $11 million for taxes and other business obligations to third parties. Amounts are accrued in the consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $17 million at December 31, 2005.

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

        In 2004, Aon, other insurance brokers, insurers and numerous other industry participants received subpoenas and other requests for information from the office of the Attorney General of the State of New York and from other states relating to certain practices in the insurance industry.

        On March 4, 2005, Aon entered into an agreement (the "Settlement Agreement") with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the "State Agencies") to resolve all the issues related to investigations conducted by the State Agencies.

        As has been described in detail in Aon's previous financial filings, the Settlement Agreement requires Aon to pay between 2005-2007 a total of $190 million into a fund (the "Fund") to be distributed to certain Eligible Policyholder clients. The Settlement Agreement set forth the procedures under which Aon mailed notices to its Eligible Policyholder clients and distributes the Fund to Participating Policyholder clients. In order to obtain a payment from the Fund, Participating Policyholders were required to tender a release of claims against the Company arising from acts, omissions, transactions or conduct that are the subject of the lawsuits.

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

        Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states. As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999. On March 9, 2005, the Court gave preliminary approval to a nationwide class action settlement within the $40 million reserve established in the fourth quarter of 2004. The Court held hearings in the fourth quarter of 2005 to consider whether to grant final approval to the settlement, and is expected to issue a decision in first quarter 2006.

        Beginning in June 2004, a number of other putative class actions have been filed against Aon and other companies by purported clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act theories. These actions are currently pending at early stages in state court in California and Illinois and in federal court in New Jersey. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Beginning in late October 2004, several putative securities class actions have been filed against Aon in the U.S. District Court for the Northern District of Illinois. Also beginning in late October 2004, several putative ERISA class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        In May 2005, the Office of the U.S. Attorney for the Southern District of New York and the Securities and Exchange Commission sent to Aon subpoenas seeking information relevant to these agencies' industry-wide investigations of finite risk insurance. Aon is fully cooperating with these investigations.

        In July 2004, several subsidiaries of Aon were joined as defendants in an action in a U.K. court between British Petroleum ("BP") and underwriters who subscribed to policies of insurance covering various offshore energy projects on which BP and its co-venturers have incurred losses. BP settled on confidential terms with underwriters, but asserted a claim against Aon for approximately $96 million, which BP claims is a shortfall between its total losses and what it recovered in the settlements with underwriters, plus interest and costs. The trial in this matter concluded in December 2005, and judgment is expected to be issued sometime in the first half of 2006. Aon believes it has meritorious defenses and has vigorously defended itself against these claims. The ultimate outcome of this matter, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        In February 2006, Lloyds announced that it had brought suit in London against Benfield and a subsidiary of Aon to recover alleged losses relating to these brokers' placement of insurance for Lloyds's New Central Fund. Lloyds alleges that its brokers did not fairly present the risk to reinsurers and thus that the brokers should be held liable for reinsurers' failure to pay approximately £325 million ($563 million based on December 31, 2005 exchange rate) in claims. Aon disputes Lloyds's allegations, believes that it has meritorious defenses and intends to vigorously defend itself against Lloyd's claims.

        Fiduciary Counselors, Inc., a former Aon subsidiary, has asked Aon Consulting, Inc. of New Jersey to defend and indemnify it with regard to claims that may be asserted in an arbitration relating to the former subsidiary's service from November 1999 to November 2000 as an independent fiduciary for the development and construction of the Diplomat Resort and Country Club in Hollywood and Hallendale, Florida (the "Project"). Aon has conditionally agreed to defend and indemnify Fiduciary Counselors with respect to the potential arbitration demand. The prospective claimants, a labor union pension fund that owns the Project and its current independent fiduciary, allege that Fiduciary Counselors breached fiduciary duties and other obligations under ERISA. The prospective claimants have asserted that their claims are valued at over $100 million. Aon believes that there are meritorious defenses both as to liability and damages and continues to evaluate whether the matter may be resolved without formal arbitration.

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

16.   Segment Information

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting. A fourth segment, Corporate and Other, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying consolidated financial statements. Certain segment information in prior periods' consolidated financial statements has been reclassified to reflect sold business reported as discontinued operations.

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

        Consolidated revenue by geographic area is as follows:

(millions)	Total	United States	United Kingdom	Continent of Europe	Rest of World

Years ended December 31:
2005	$9,837	$4,859	$1,567	$1,802	$1,609
2004	9,931	5,020	1,732	1,719	1,460
2003	9,464	4,956	1,756	1,469	1,283

        The Risk and Insurance Brokerage Services segment consists principally of Aon's retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, claims services and premium financing. During 2004, Aon sold essentially all of its claim services businesses.

        The operations of the Consulting segment provide a full range of human capital management services. These services are delivered predominantly to corporate clientele utilizing six major practices: employee benefits, human resource outsourcing, compensation, management consulting, communications and strategic human resource consulting.

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

        Operating segment revenue by sub-segment is as follows:

(millions) Years ended December 31,	2005	2004	2003

Risk management and insurance brokerage — Americas	$2,172	$2,067	$2,040
Risk management and insurance brokerage — International	2,383	2,357	2,074
Reinsurance brokerage and related services	845	861	873
Claims services	—	212	352

Total Risk and Insurance Brokerage Services	5,400	5,497	5,339
Consulting services	981	949	898
Outsourcing	274	298	287

Total Consulting	1,255	1,247	1,185
Accident & health and life	1,805	1,721	1,594
Warranty, credit and property & casualty	1,383	1,429	1,289

Total Insurance Underwriting	3,188	3,150	2,883
Intersegment revenues	(62)	(72)	(68)

Total operating segments	$9,781	$9,822	$9,339

Selected information for Aon's operating segments is as follows:

	Risk and Insurance Brokerage Services
(millions) Years ended December 31,				Consulting			Insurance Underwriting
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Revenue by geographic area:
United States	$2,007	$2,151	$2,224	$730	$754	$762	$2,175	$2,108	$1,953
United Kingdom	1,014	1,056	1,093	206	213	182	340	456	460
Continent of Europe	1,279	1,265	1,112	186	162	139	330	284	211
Rest of World	1,100	1,025	910	133	118	102	343	302	259

Total revenues (1)	5,400	5,497	5,339	1,255	1,247	1,185	3,188	3,150	2,883
General expenses (1) (2) (3)	4,677	4,768	4,548	1,144	1,115	1,075	1,323	1,380	1,260
Benefits to policyholders	—	—	—	—	—	—	1,551	1,516	1,427
Provision for New York and other state settlements	4	153	—	1	27	—	—	—	—

Total expenses	4,681	4,921	4,548	1,145	1,142	1,075	2,874	2,896	2,687

Income before income tax	$719	$576	$791	$110	$105	$110	$314	$254	$196

Identifiable assets at December 31	$12,566	$13,235	$13,174	$319	$333	$296	$7,233	$7,122	$6,598

(1)
Excludes the elimination of intersegment revenues and expenses of $62 million, $72 million and $68 million for 2005, 2004 and 2003, respectively.

(2)
Insurance underwriting general expenses include amortization of deferred acquisition costs of $433 million, $437 million and $399 million in 2005, 2004 and 2003, respectively.

(3)
Includes depreciation and amortization expense.

        Corporate and Other segment revenue consists of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities. These assets may include non-income producing equities, valuation changes in limited partnership investments and income and losses on disposals of all securities, including those pertaining to assets maintained by the operating segments. Corporate and Other segment general expenses include administrative and certain information technology costs.

Selected information for Aon's Corporate and Other segment is as follows:

	Corporate and Other
(millions) Years ended December 31,	2005	2004	2003

Revenue	$56	$109	$125

General expenses (1)	109	81	61
Interest expense	125	136	101
Unusual credit —World Trade Center	—	—	(14)

Total expenses	234	217	148

Loss before income tax	$(178)	$(108)	$(23)

Identifiable assets at December 31	$7,700	$7,639	$6,959

(1)
Includes depreciation expense.

Selected information for Aon's investment income is as follows:

(millions) Years ended December 31,	2005	2004	2003

Risk and Insurance Brokerage Services
(primarily short-term investments)	$129	$80	$68
Consulting (primarily short-term investments)	4	3	2
Insurance Underwriting (primarily fixed maturities)	154	129	115
Corporate and Other (primarily equity and other investments and limited partnerships)	56	109	125

Total investment income	$343	$321	$310

Quarterly Financial Data

(millions except per share data)	1Q	2Q	3Q	4Q	2005

INCOME STATEMENT DATA
Brokerage commissions and fees	$1,675	$1,664	$1,582	$1,725	$6,646
Premiums and other	698	718	732	700	2,848
Investment income	91	74	73	105	343

Total revenue	$2,464	$2,456	$2,387	$2,530	$9,837

Income from continuing operations	$198	$180	$120	$144	$642
Discontinued operations	2	11	2	80	95

Net Income	$200	$191	$122	$224	$737

PER SHARE DATA
Diluted:
Income from continuing operations	$0.58	$0.54	$0.35	$0.42	$1.89
Discontinued operations	0.01	0.03	0.01	0.23	0.28

Net income	$0.59	$0.57	$0.36	$0.65	$2.17

Basic:
Income from continuing operations	$0.61	$0.56	$0.36	$0.44	$1.99
Discontinued operations	0.01	0.03	0.01	0.25	0.29

Net income	$0.62	$0.59	$0.37	$0.69	$2.28

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	16.19	16.49	16.65	16.51	16.51
Price range	25.44-21.35	26.10-20.65	32.87-24.90	37.14-30.62	37.14-20.65
Shares outstanding	317.8	318.5	320.0	321.2	321.2
Average monthly trading volume	24.5	25.6	25.7	27.7	25.9

(millions except per share data)	1Q	2Q	3Q	4Q(1)	2004

INCOME STATEMENT DATA
Brokerage commissions and fees	$1,739	$1,691	$1,601	$1,791	$6,822
Premiums and other	692	716	693	687	2,788
Investment income	80	69	50	122	321

Total revenue	$2,511	$2,476	$2,344	$2,600	$9,931

Income from continuing operations	$193	$167	$112	$73	$545
Discontinued operations	(23)	6	10	8	1

Net Income	$170	$173	$122	$81	$546

PER SHARE DATA
Diluted:
Income from continuing operations	$0.58	$0.50	$0.33	$0.22	$1.63
Discontinued operations	(0.07)	0.02	0.03	0.02	—

Net income	$0.51	$0.52	$0.36	$0.24	$1.63

Basic:
Income from continuing operations	$0.60	$0.52	$0.35	$0.23	$1.70
Discontinued operations	(0.07)	0.02	0.03	0.02	—

Net income	$0.53	$0.54	$0.38	$0.25	$1.70

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	14.77	14.94	15.38	16.11	16.11
Price range	29.10-23.47	29.04-25.15	29.40-24.46	29.05-18.17	29.40-18.17
Shares outstanding	315.1	315.8	316.5	316.8	316.8
Average monthly trading volume	18.6	21.9	17.0	46.0	25.9

(1)
Includes $140 million after-tax charge for settlements with the New York Attorney General and other regulatory authorities and for costs to settle the Daniel class action lawsuit.

SCHEDULE I

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF FINANCIAL POSITION

	As of December 31
(millions)	2005	2004

ASSETS
Investments in subsidiaries	$6,742	$7,304
Other investments	135	111
Notes receivable — subsidiaries	23	59
Cash and cash equivalents	837	248
Other assets	192	220

Total Assets	$7,929	$7,942

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated debt	$726	$726
Notes payable — subsidiaries	703	721
3.5% long-term debt securities	297	297
6.2% long-term debt securities	250	250
7.375% long-term debt securities	224	223
8.65% long-term debt securities	—	250
Accrued expenses and other liabilities	426	322

Total Liabilities	2,626	2,789

Redeemable Preferred Stock	—	50
STOCKHOLDERS' EQUITY
Common stock	344	339
Paid-in additional capital	2,349	2,197
Accumulated other comprehensive loss	(1,155)	(681)
Retained earnings	4,573	4,031
Less treasury stock at cost	(808)	(783)

Total Stockholders' Equity	5,303	5,103

Total Liabilities and Stockholders' Equity	$7,929	$7,942

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
(millions)	2005	2004	2003
REVENUE
Dividends from subsidiaries	$915	$320	$278
Other investment income	21	20	18

Total Revenue	936	340	296

EXPENSES
Operating and administrative	12	1	3
Interest — subsidiaries	26	19	71
Interest — other	111	130	90

Total Expenses	149	150	164

INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	787	190	132
Income tax benefit	51	52	58

	838	242	190
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(101)	304	438

NET INCOME	$737	$546	$628

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(millions)	2005	2004	2003
Cash Flows From Operating Activities	$929	$185	$220
Cash Flows From Investing Activities:
Investments in subsidiaries	93	151	208
Other investments	(5)	(6)	32
Notes receivables from subsidiaries	39	306	(97)

Cash Provided by Investing Activities	127	451	143

Cash Flows From Financing Activities:
Treasury stock transactions — net	(25)	—	(6)
Issuance of common stock	76	23	—
Redemption of preferred stock	(50)	—	—
Repayment of notes payable and long-term debt	(250)	(305)	(299)
Notes payable to subsidiaries	(25)	(42)	130
Cash dividends to stockholders	(193)	(192)	(190)

Cash Used by Financing Activities	(467)	(516)	(365)

Increase (Decrease) in Cash and Cash Equivalents	589	120	(2)
Cash and Cash Equivalents at Beginning of Year	248	128	130

Cash and Cash Equivalents at End of Year	$837	$248	$128

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
See notes to consolidated financial statements included in Item 15(a).

(2)
Investments in subsidiaries include approximately $2.7 billion invested in countries outside of the U.S., primarily denominated in the British Pound, the Euro, the Canadian dollar and the Australian dollar.

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

  A bank provides overdraft facilities for certain of Aon's foreign subsidiaries. Aon has guaranteed repayment of these facilities in the unlikely event that the foreign subsidiaries are unable to repay. Aon has also issued guarantees and/or other letters of support for various bank lines and various other credit facilities for certain of its foreign operations (including the Euro credit facility discussed in Note 8 to the consolidated financial statements). Aon's maximum potential liability with regard to these exposures was $581 million at December 31, 2005.

  Aon has a liability for its commitment to contribute $6 million to the Aon Memorial Education Fund to support the educational needs of the children of Aon employees who were victims of the September 11, 2001 attacks.

  Aon has guaranteed the obligations of one of its major Netherlands' subsidiaries through 2007. Management believes there is sufficient operating cash flow, liquidity and equity at this subsidiary to cover current obligations and future obligations as they come due.

  Aon has issued various other guarantees for miscellaneous purposes at its international subsidiaries for $4 million.

  Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

SCHEDULE II

Aon Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004, and 2003

		Additions
Description	Balance at beginning of year	Charged to cost and expenses	Charged/ (credited) to other accounts (2)	Deductions (1)	Balance at end of year
	(millions)
Year ended December 31, 2005
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables) (3)	$92	$17	$(8)	$(16)	$85
Allowance for doubtful accounts (deducted from premiums and other)(4)	94	2	—	(92)	4
Year ended December 31, 2004
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables) (3)	$83	$29	$1	$(21)	$92
Allowance for doubtful accounts (deducted from premiums and other)	99	1	—	(6)	94
Year ended December 31, 2003
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables) (3)	$74	$42	$8	$(41)	$83
Allowance for doubtful accounts (deducted from premiums and other)	98	2	—	(1)	99

(1)
Amounts deemed to be uncollectible.

(2)
Amounts primarily represent changes due to foreign exchange.

(3)
Amounts for all years have been restated to reflect the transfer of the assets of Swett & Crawford to assets held-for-sale.

(4)
Deduction principally represents write-off of uncollectible reinsurance receivable related to the World Trade Center, which was previously fully reserved.

SCHEDULE II.1

Aon Corporation and Subsidiaries
CONSOLIDATED SUMMARY OF INVESTMENTS—
OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2005

	Amortized Cost or Cost	Fair Value	Amount Shown in Statement of Financial Position
(millions)
Fixed maturities — available for sale:
U.S. government and agencies	$439	$433	$433
States and political subdivisions	111	110	110
Debt securities of foreign governments not classified as loans	1,842	1,832	1,832
Corporate securities	1,355	1,339	1,339
Public utilities	87	86	86
Mortgage-backed and asset-backed securities	423	418	418

Total fixed maturities	4,257	4,218	4,218

Equity securities — available for sale:
Common stocks:
Public utilities	1	1	1
Industrial, miscellaneous and all other	39	38	38
Non-redeemable preferred stocks	1	1	1

Total equity securities	41	40	40

Other Investments:
Policy loans	59		59
Other long-term investments (1)
Endurance warrants	—		90
PEPS I preferred stock	61		187
Other	178		179

Total other long-term investments	239		456

Total other investments	298		515
Short-term investments	4,292		4,291

TOTAL INVESTMENTS	$8,888		$9,064

(1)
Cost for investments accounted for on the equity method represents original cost adjusted for equity method earnings and other-than-temporary impairment losses, if any.

SCHEDULE II.2

Aon Corporation and Subsidiaries
REINSURANCE

	Year Ended December 31, 2005
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$17,182	$14,149	$4,929	$7,962	62%

Premiums
Life Insurance	$221	$66	$14	$169	8%
A&H Insurance	1,870	265	72	1,677	4%
Specialty Property & Casualty Insurance, including Warranty	1,655	775	122	1,002	12%

Total premiums	$3,746	$1,106	$208	$2,848	7%

	Year Ended December 31, 2004
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$20,529	$15,873	$5,208	$9,864	53%

Premiums
Life Insurance	$219	$114	$45	$150	30%
A&H Insurance	1,873	376	154	1,651	9%
Specialty Property & Casualty Insurance, including Warranty	1,739	889	137	987	14%

Total premiums	$3,831	$1,379	$336	$2,788	12%

	Year Ended December 31, 2003
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$19,310	$17,861	$7,474	$8,923	84%

Premiums
Life Insurance	$219	$87	$26	$158	16%
A&H Insurance	1,754	394	162	1,522	11%
Specialty Property & Casualty Insurance, including Warranty	1,471	780	178	869	20%

Total premiums	$3,444	$1,261	$366	$2,549	14%

SCHEDULE II.3

Aon Corporation and Subsidiaries
SUPPLEMENTARY INSURANCE INFORMATION

(millions)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums and other policyholders' funds	Premium revenue	Net investment income (1)(2)	Commissions, fees and other (2)	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs (2)	Other operating expenses (2)	Premiums written (3)

Year ended December 31, 2005
Risk and insurance brokerage services	$—	$—	$—	$—	$129	$5,271	$—	$—	$4,681	$—
Consulting	—	—	—	—	4	1,251	—	—	1,145	—
Insurance underwriting	1,186	3,498	3,009	2,848	154	186	1,551	433	890	2,764
Corporate and other	—	—	—	—	56	—	—	—	234	—
Intersegment elimination	—	—	—	—	—	(62)	—	—	(62)	—

Total	$1,186	$3,498	$3,009	$2,848	$343	$6,646	$1,551	$433	$6,888	$2,764

Year ended December 31, 2004
Risk and insurance brokerage services	$—	$—	$—	$—	$80	$5,417	$—	$—	$4,921	$—
Consulting	—	—	—	—	3	1,244	—	—	1,142	—
Insurance underwriting	1,137	3,396	2,997	2,788	129	233	1,516	437	943	2,806
Corporate and other	—	—	—	—	109	—	—	—	217	—
Intersegment elimination	—	—	—	—	—	(72)	—	—	(72)	—

Total	$1,137	$3,396	$2,997	$2,788	$321	$6,822	$1,516	$437	$7,151	$2,806

Year ended December 31, 2003
Risk and insurance brokerage services	$—	$—	$—	$—	$68	$5,271	$—	$—	$4,548	$—
Consulting	—	—	—	—	2	1,183	—	—	1,075	—
Insurance underwriting	1,021	3,005	2,927	2,549	115	219	1,427	399	861	2,667
Corporate and other	—	—	—	—	125	—	—	—	148	—
Intersegment elimination	—	—	—	—	—	(68)	—	—	(68)	—

Total	$1,021	$3,005	$2,927	$2,549	$310	$6,605	$1,427	$399	$6,564	$2,667

(1)
The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances. Results include income (loss) on disposals of investments and other-than-temporary impairments.

(2)
Certain prior years' amounts have been reclassified to conform to the 2005 presentation.

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

        Based on their evaluation as of December 31, 2005, the principal executive officer and principal financial officer of the Registrant have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

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

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information relating to Aon's directors, including members of the audit committee and Aon's audit committee financial expert, is set forth under the heading "Election of Directors" in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 19, 2006 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information concerning Aon's executive officers is contained in Part I hereof, pursuant to General Instruction G(3) and Instruction 3 to Item 401(b) of Regulation S-K. Also incorporated herein by reference is the information under the heading "Board of Directors — Corporate Governance — Audit Committee Financial Expert," the information under the heading "Board of Directors — Committees and Meetings — Audit Committee" and the information under the heading "Board of Directors — Corporate Governance — Code of Ethics" in the Proxy Statement. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.    Executive Compensation.

        Information relating to director and executive officer compensation is set forth under the headings "Compensation of the Board of Directors," "Executive Compensation," "Summary Compensation Table," "Option Grants in 2005 Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," "Pension Plan Tables," and "Employment and Severance Agreements" of the Proxy Statement and all such information is incorporated herein by reference from the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to securities authorized for issuance under equity compensation plans is set forth under the heading "Equity Compensation Plan Information" in the Proxy Statement and is hereby incorporated by reference.

        Information relating to the security ownership of certain beneficial owners of Aon's common stock is set forth under the headings "Principal Holders of Voting Securities" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and all such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

        Aon hereby incorporates by reference the information under the heading "Certain Relationships and Related Transactions" in the Proxy Statement.

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

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting
  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position—As of December 31, 2005 and 2004
  Consolidated Statements of Income—Years Ended December 31, 2005, 2004 and 2003
  Consolidated Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003
  Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2005, 2004 and 2003
  Notes to Consolidated Financial Statements
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
3(c)*	Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation—incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated May 9, 2000.
3(d)*	Amended Bylaws of the Registrant—incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated November 18, 2005.

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
4(c)*
Indenture dated as of December 13, 2001, between the Registrant and The Bank of New York, as Trustee, for the Floating Rate Notes due 2003 and 6.2% Notes due 2007—incorporated by reference to Exhibits 4(g) and 4(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").
4(d)*
Indenture dated as of December 31, 2001 between Private Equity Partnership Structures I, LLC, as issuer and The Bank of New York, as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent—incorporated by reference to Exhibit 4(i) to the 2001 Form 10-K.
4(e)*	First Supplemental Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as Trustee—incorporated by reference to Exhibit 4.2 to the Capital Securities Registration.
4(f)*	Certificate of Trust of Aon Capital A—incorporated by reference to Exhibit 4.3 to the Capital Securities Registration.
4(g)*
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
4(h)*
Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and The Bank of New York, as Guarantee Trustee—incorporated by reference to Exhibit 4.8 to the Capital Securities Registration.
4(i)*
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.10 to the Capital Securities Registration.
4(j)*
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.11 to the Capital Securities Registration.
4(k)*
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co.—incorporated by reference to Exhibit 4.12 to the Capital Securities Registration.

4(l)*
Registration Rights Agreement dated as of November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc.—incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
4(m)*
Registration Rights Agreement dated as of July 15, 1982 by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick G. Ryan and Andrew J. McKenna)—incorporated by reference to Exhibit (f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982.
4(n)*
Indenture dated as of November 7, 2002 between the Registrant and The Bank of New York, as Trustee (including form of note)—incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Third Quarter 2002 Form 10-Q").
4(o)*	Registration Rights Agreement dated as of November 7, 2002 between the Registrant and Morgan Stanley & Co. Incorporated—incorporated by reference to Exhibit 4(b) to the Third Quarter 2002 Form 10-Q.
4(p)*
Indenture dated as of December 16, 2002 between the Registrant and The Bank of New York, as Trustee (including form of note)—incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-4 (File No. 333-103704) filed on March 10, 2003 (the "2003 Form S-4").
4(q)*
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
10(l)*#
Employment Agreement dated January 1, 2001, as amended September 29, 2004, between the Registrant and Michael D. O'Halleran—incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K").
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
10(q)*
Agreement and Plan of Merger dated as of December 11, 1996 among the Registrant, Subsidiary Corporation, Inc. ("Purchaser") and Alexander & Alexander Services Inc. ("A&A")—incorporated by reference to Exhibit (c)(1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed on December 16, 1996 (the "Schedule 14D-1").
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
10(t)*
Stock Restriction Agreement dated as of July 16, 2001 among the Registrant, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000— incorporated by reference to Exhibit 10.2 to the Second Quarter 2001 Form 10-Q.
10(u)*
Escrow Agreement dated as of July 16, 2001 among the Registrant, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M. W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as Escrow Agent— incorporated by reference to Exhibit 10.3 to the Second Quarter 2001 Form 10-Q.
10(v)*#
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
10(x)*
$600 million three-year Credit Agreement dated as of February 3, 2005 among the Registrant, Citibank, N.A., as Administrative Agent and the lenders listed therein—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 3, 2005 (the "February 3, 2005 Form 8-K").
10(y)*
€650 million Facility Agreement dated February 7, 2005 among the Registrant, Citibank International plc, as Agent and the lenders listed therein—incorporated by reference to Exhibit 10.2 to the February 3, 2005 Form 8-K.
10(z)*#	Form of Severance Agreement—incorporated by reference to Exhibit 10(z) to the 2004 Form 10-K.
10(aa)*#	Aon Corporation Executive Special Severance Plan—incorporated by reference to Exhibit 10(aa) to the 2004 Form 10-K.
10(ab)*
Agreement between the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 7, 2005.

10(ac)*#
Employment Agreement dated April 4, 2005 between the Registrant and Gregory C. Case—incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "First Quarter 2005 Form 10-Q").
10(ad)*#	Employment Agreement dated May 2, 2005—between the Registrant and Ted T. Devine—incorporated by reference to Exhibit 10.2 to the First Quarter 2005 Form 10-Q.
10(ae)*#	Employment Agreement dated November 30, 1998 between Aon Group, Inc., Aon Group Limited and Dennis L. Mahoney—incorporated by reference to Exhibit 10.3 to the First Quarter 2005 Form 10-Q.
10(af)*#	Employment Agreement dated October 31, 1998 between Aon Holdings b.v. and Dirk P.M. Verbeek—incorporated by reference to Exhibit 10.4 to the First Quarter 2005 Form 10-Q.
10(ag)*#
Employment Agreement dated as of July 15, 2005 between Aon Corporation and Andrew M. Appel—incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10(ah)*
Amendment No. 1 dated as of September 30, 2005 to $600 million Three-Year Credit Agreement, dated as of February 3, 2005, among the Registrant, Citibank, N.A., as Administrative Agent and the lenders listed therein — incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005.
10(ai)*
Transfer and Amendment Agreement dated October 24, 2005 to €650 million Facility Agreement dated February 7, 2005 among the Registrant, Citibank International plc, as Agent and the lenders listen therein—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 24, 2005.
10(aj)*#
Letter Agreement dated as of December 9, 2005 between Aon Corporation and Patrick G. Ryan—incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 9, 2005.
10(ak)#	Employment Agreement dated August 1, 2005 between Combined Insurance Company of America and Richard M. Ravin.
10(al)#	Sixth Amendment to the Aon Corporation Excess Benefit Plan
12(a)	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
12(b)	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99	Annual Report on Form 11-K for the Aon Savings Plan for the year ended December 31, 2005—to be filed by amendment as provided in Rule 15d-21(b).

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

Aon Corporation
	By:	/s/ GREGORY C. CASE Gregory C. Case, President and Chief Executive Officer
Date: March 8, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE Gregory C. Case	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2006
/s/ PATRICK G. RYAN Patrick G. Ryan	Executive Chairman and Director	March 8, 2006
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	March 8, 2006
/s/ JAN KALFF Jan Kalff	Director	March 8, 2006
/s/ LESTER B. KNIGHT Lester B. Knight	Director	March 8, 2006
/s/ J. MICHAEL LOSH J. Michael Losh	Director	March 8, 2006
/s/ R. EDEN MARTIN R. Eden Martin	Director	March 8, 2006

/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 8, 2006
/s/ ROBERT S. MORRISON Robert S. Morrison	Director	March 8, 2006
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	March 8, 2006
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	March 8, 2006
/s/ GLORIA SANTONA Gloria Santona	Director	March 8, 2006
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	March 8, 2006
/s/ DAVID P. BOLGER David P. Bolger	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 8, 2006

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  SCHEDULE I
  SCHEDULE II
  SCHEDULE II.2
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES