Form 10-Q
period 2006-03-31
AON CORP
filed 2006-05-10
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

(312) 381-1000
(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒              Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). YES ☐      NO ☒

Number of shares of common stock outstanding:

Class	No. Outstanding as of 3-31-06
$1.00 par value Common	318,656,082

Part 1
Financial Information
Aon Corporation
Condensed Consolidated Statements of Financial Position

	As of
(millions)	Mar. 31, 2006	Dec. 31, 2005
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$4,152	$4,218
Equity securities at fair value	47	40
Short-term investments	4,702	4,291
Other investments	400	515
Total investments	9,301	9,064
Cash	451	476
Receivables
Risk and insurance brokerage services and consulting	8,414	8,072
Other receivables	1,549	1,625
Total receivables	9,963	9,697
Deferred Policy Acquisition Costs	1,230	1,186
Goodwill	4,423	4,391
Other Intangible Assets	110	115
Property and Equipment, net	524	537
Other Assets	2,616	2,352
TOTAL ASSETS	$28,618	$27,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Premiums Payable	$10,165	$9,427
Policy Liabilities
Future policy benefits	1,695	1,671
Policy and contract claims	1,848	1,827
Unearned and advance premiums and contract fees	3,064	2,989
Other policyholder funds	22	21
Total Policy Liabilities	6,629	6,508
General Liabilities
General expenses	1,694	1,661
Short-term borrowings	4	7
Notes payable	2,012	2,105
Pension, post-employment and post-retirement liabilities	1,545	1,497
Other liabilities	1,261	1,310
TOTAL LIABILITIES	23,310	22,515
Stockholders’ Equity
Common stock - $1 par value	346	344
Paid-in additional capital	2,412	2,349
Accumulated other comprehensive loss	(1,161)	(1,155)
Retained earnings	4,711	4,573
Less - Treasury stock at cost	(1,000)	(808)
TOTAL STOCKHOLDERS’ EQUITY	5,308	5,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,618	$27,818

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Income
 (Unaudited)

	Three Months Ended
(millions except per share data)	Mar. 31, 2006	Mar. 31, 2005

Revenue
Brokerage commissions and fees	$1,664	$1,675
Premiums and other	749	698
Investment income	110	91
Total revenue	2,523	2,464

Expenses
Compensation and benefits	1,138	1,123
Other general expenses	573	536
Benefits to policyholders	419	393
Depreciation and amortization	57	67
Interest expense	31	34
Provision for New York and other state settlements	1	1
Total expenses	2,219	2,154

Income from continuing operations before provision for income tax and accounting change	304	310
Provision for income tax	106	112
Income from continuing operations before accounting change	198	198

Discontinued operations
Income from discontinued operations	1	3
Income tax provision	2	1
Income (loss) from discontinued operations, net of tax	(1)	2

Income before accounting change	197	200
Cumulative effect of a change in accounting principle, net of tax	1	—
Net income	$198	$200
Preferred stock dividends	—	(1)
Net income available for common stockholders	$198	$199

Basic net income per share
Income from continuing operations	$0.61	$0.61
Discontinued operations	—	0.01
Cumulative effect of a change in accounting principle	—	—
Net income	$0.61	$0.62

Diluted net income per share
Income from continuing operations	$0.57	$0.58
Discontinued operations	—	0.01
Cumulative effect of a change in accounting principle	—	—
Net income	$0.57	$0.59

Cash dividends per share paid on common stock	$0.15	$0.15

Diluted average common and common equivalent shares outstanding	350.2	337.1

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar. 31,	Mar. 31,
(millions)	2006	2005

Cash Flows from Operating Activities:
Net income	$198	$200
Adjustments to reconcile net income to cash provided by operating activities
Gain from disposal of operations	(1)	(4)
Insurance operating assets and liabilities, net of reinsurance	97	17
Depreciation and amortization of property, equipment and software	46	55
Amortization of stock-based compensation plans	41	21
Amortization of intangible assets	11	13
Income taxes	(8)	(41)
Contribution to major defined benefit pension plan in excess of expense	(4)	21
2005 restructuring plan	(25)	—
Provision for New York and other state settlements	1	1
Other receivables and liabilities - net	341	509
Cash Provided by Operating Activities	697	792

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	22	77
Calls and prepayments	66	39
Sales	361	441
Equity securities	—	1
Other investments	12	16
Purchase of investments
Fixed maturities	(439)	(900)
Equity securities	(8)	—
Other investments	(3)	(16)
Short-term investments - net	(396)	(369)
Acquisition of subsidiaries	(19)	(28)
Proceeds from sale of operations	20	9
Property and equipment and other - net	(32)	(27)
Cash Used by Investing Activities	(416)	(757)

Cash Flows from Financing Activities:
Issuance of common stock	53	5
Treasury stock transactions - net	(212)	—
Repayments of short-term borrowings - net	(3)	—
Issuance of long-term debt	3	302
Repayment of long-term debt	(97)	(329)
Cash dividends to stockholders	(48)	(48)
Cash Used by Financing Activities	(304)	(70)

Effect of Exchange Rate Changes on Cash	(2)	(9)
Decrease in Cash	(25)	(44)
Cash at Beginning of Period	476	570
Cash at End of Period	$451	$526

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon”) considers necessary for a fair presentation. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2005 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except as described in Note 4.

2.                                       Endurance Warrants and Common Stock Investment

In 2001, Aon invested $227 million in the common stock of Endurance Specialty Holdings, Ltd. (“Endurance”), a Bermuda-based insurance and reinsurance company. Aon sold virtually all of its common stock investment in Endurance in 2004. In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allowed Aon to purchase additional Endurance common stock through December 2011. These warrants met the definition of a derivative, which required them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis. With the assistance of an independent third party, Aon valued the warrants on a quarterly basis using the Black-Scholes valuation methodology. The warrants had a fair value of approximately $73 million, $90 million and $96 million as of March 31, 2006, December 31, 2005 and March 31, 2005, respectively. The change in the fair value of the warrants was a decrease of $17 million for the three months ended March 31, 2006 and an increase of $16 million for the three months ended March 31, 2005. The change in fair value is included in investment income in the Corporate and Other segment.

On March 31, 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans. See Note 12 for further information.

3.                                       Accounting and Disclosure Changes

Derivatives and Hedging

In March 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133. Additionally, Statement No. 155 requires a company to evaluate interests in securitized financial assets to identify those interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Statement No. 155 amends Statement No. 140 by eliminating the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Aon adopted Statement No. 155, effective January 1, 2006. The impact of adopting Statement No. 155 did not have a material impact on the Company.

Off-Balance Sheet Activity

In March 2006, the FASB issued Statement No. 156 Accounting for Servicing of Financial Assets—an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and liabilities. Statement No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of the servicer’s financial assets that meets the requirements for sale accounting. Aon has two arrangements accounted for under Statement No. 140 that will be covered under Statement No. 156: investments held in Private Equity Partnerships Structures I, LLC (“PEPS I”) and the premium financing activities of Aon’s subsidiary, Cananwill. Statement No. 156 is effective for the first fiscal year beginning after September 30, 2006. The Company does not expect a material impact upon adoption of this statement.

4.             Share-Based Payments

Prior to 2006, Aon followed Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for stock options when the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense was recognized on a straight-line basis for stock awards based on the vesting period and the market price at the date of the award.

On January 1, 2006, Aon adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Statement No. 123(R) supersedes the Company’s previous accounting under APB No. 25 for periods beginning in 2006.

Aon adopted Statement No. 123(R) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the three months ended, March 31, 2006, reflects the impact of Statement No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Aon’s pro forma information required under Statement No. 123 for the periods prior to 2006, Aon accounted for forfeitures on restricted stock units as they occurred, but estimated forfeitures on stock options.

Upon adoption of Statement No. 123(R), Aon also changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon’s pro forma information required under Statement No. 123. Lattice-based option valuation models utilize a range of assumptions over the expected term of the options. Expected volatilities are based, in part, on the historical volatility of Aon’s stock. Aon uses historical data to estimate option exercise and employee termination within the valuation model, stratifying between officers and all other participants. The expected term of the options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Unamortized deferred compensation expense amounted to $284 million as of March 31, 2006, with a remaining weighted average amortization period of approximately three years. Valuation assumptions for stock options issued in first quarter 2006 and 2005 were as follows:

	2006		2005
	Officers	Other	Officers and Other
Fair value of options granted during quarter	$11.09	$11.66	$5.42
Expected term (in years)(1)	4.97	5.98	1.0
Weighted average volatility	30.53%	30.53%	30%
Expected dividend yield	2.30%	2.30%	2.56%
Risk-free rate	4.4%	4.4%	4.1%

(1)    In 2006, represents number of years from date of grant. In 2005, represents number of years from vesting date.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income.

	Three Months Ended March 31,
(millions except per share data)	2006	2005
Stock options	$(7)	$—
Employee stock purchase plan	(1)	—
Restricted stock units	(33)	(21)
Stock-based compensation expense included in compensation and benefits	(41)	(21)
Tax benefit	14	8
Stock-based compensation expense, net of tax	$(27)	$(13)

Impact on net income per share:
Basic	$(0.08)	$(0.04)
Diluted	$(0.08)	$(0.04)

The following table summarizes stock option activity for the first quarter ended March, 31, 2006.

Three Months ended March 31,	2006		2005
(shares in thousands)	Shares	Weighted Exercise Average Price	Shares	Weighted Average Exercise Price
Beginning outstanding	35,712	$29	34,188	$29
Granted	1,682	41	1,590	23
Exercised	(2,594)	28	(63)	21
Forfeited	(378)	30	(623)	31
Outstanding at March 31	34,422	$29	35,092	$29
Exercisable at March 31	18,252	$31	17,846	$31

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2006 was $333 million and $144 million, respectively. The aggregate intrinsic value of options exercised during the first quarters ended March 31, 2006 and 2005 were $14 million and $0.2 million, respectively.

A summary of the status of Aon’s non-vested common stock awards is as follows:

Period ended March 31,	2006		2005
(shares in thousands)	Shares	Fair Value	Shares	Fair Value
Non-vested as of beginning of period	11,785	$24	8,784	$28
Granted	1,843	40	2,633	23
Vested	(1,056)	24	(519)	27
Forfeited	(157)	28	(145)	33
Non-vested as of end of period	12,415	$27	10,753	$27

The following table illustrates pro forma net income and pro forma earnings per share as if Aon had applied the fair value recognition provision of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation (“Statement No. 123”), to stock-based employee compensation in 2005.

(millions except per share data)	Three months ended March 31, 2005

Net income, as reported	$200
Add: Stock-based compensation expense included in reported net income, net of tax	13
Deduct: Stock-based compensation expense determined under fair value based method for all awards and options, net of tax	(16)
Pro forma net income	$197

Net income per share:
Basic
As reported	$0.62
Pro forma	$0.61

Diluted
As reported	$0.59
Pro forma	$0.58

5.             Income Per Share

Income per share is calculated as follows:

	First quarter ended March 31,
(millions except per share data)	2006	2005
Basic net income:
Income from continuing operations, before accounting change	$198	$198
Income (loss) from discontinued operations, net of tax	(1)	2
Cumulative effect of a change in accounting principle, net of tax	1	—
Net income	198	200
Preferred stock dividends	—	(1)
Net income for basic per share calculation	$198	$199

Diluted net income:
Income from continuing operations, before accounting change	$198	$198
Income (loss) from discontinued operations, net of tax	(1)	2
Cumulative effect of a change in accounting principle, net of tax	1	—
Net income	198	200
Interest expense on convertible debt securities, net of tax	1	1
Preferred stock dividends	—	(1)
Net income for diluted per share calculation	$199	$200

Basic shares outstanding	324	321
Effect of convertible debt securities	14	14
Common stock equivalents	12	2
Diluted potential common shares	350	337
Basic net income per share:
Income from continuing operations, before accounting change	$0.61	$0.61
Discontinued operations	—	0.01
Cumulative effect of a change in accounting principle, net of tax	—	—
Net income	$0.61	$0.62
Diluted net income per share:
Income from continuing operations, before accounting change	$0.57	$0.58
Discontinued operations	—	0.01
Cumulative effect of a change in accounting principle, net of tax	—	—
Net income	$0.57	$0.59

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares. The number of options excluded from the quarterly calculation was 3 million and 25 million at March 31, 2006 and 2005, respectively.

6.             Comprehensive Income

The components of comprehensive income, net of tax, for the first quarter ended March 31, 2006 and 2005 are as follows:

	First quarter ended March 31,
(millions)	2006	2005
Net income	$198	$200
Net derivative losses	—	(13)
Net unrealized investment losses	(31)	(20)
Net foreign exchange gains (losses)	25	(102)
Comprehensive income	$192	$65

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	March 31, 2006	December 31, 2005
Net derivative losses	$(11)	$(11)
Net unrealized investment gains	21	52
Net foreign exchange translation	(94)	(119)
Net additional minimum pension liability	(1,077)	(1,077)
Accumulated other comprehensive loss	$(1,161)	$(1,155)

7.             Business Segments

Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting. A fourth segment, Corporate and Other, when aggregated with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying condensed consolidated financial statements.

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, and premium financing. In fourth quarter 2005, Aon sold its U.S. wholesale brokerage operation, Swett & Crawford. The Consulting segment provides a full range of human capital management services delivered predominantly to corporate clientele utilizing seven major practices: employee benefits, human resource outsourcing, compensation, management consulting, communications, strategic human resource consulting and financial advisory and litigation consulting services. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages, extended warranty, credit and select property and casualty insurance products. Corporate and Other segment revenue consists primarily of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities, and income and losses on disposals of securities not otherwise included in the operating segments. Corporate and Other segment general expenses include administrative and certain information technology costs.

The accounting policies of the operating segments are the same as those described in this Form 10-Q and Aon’s Annual Report on Form 10-K for the year ended December 31, 2005, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purpose of making internal operating decisions. Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were to third parties, that is, considered by management to be at current market prices.

Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax.

Revenue from continuing operations for Aon’s segments is as follows:

(millions)	First quarter ended March 31,
	2006	2005
Risk and Insurance Brokerage Services	$1,393	$1,352
Consulting	308	309
Insurance Underwriting	841	789
Corporate and Other	—	29
Intersegment revenues	(19)	(15)
Total revenue	$2,523	$2,464

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

First quarter ended March 31:	Risk and Insurance				Insurance
(millions)	Brokerage Services		Consulting		Underwriting
	2006	2005	2006	2005	2006	2005
Revenue
United States	$506	$429	$165	$174	$580	$534
United Kingdom	221	231	55	49	91	94
Continent of Europe	422	458	52	56	80	81
Rest of World	244	234	36	30	90	80
Total revenue	$1,393	$1,352	$308	$309	$841	$789

Income before income tax	$249	$240	$30	$26	$79	$68

Selected information for Aon’s Corporate and Other segment follows:

	First quarter ended
(millions)	March 31,
	2006	2005
Revenue:

Income (loss) from change in fair value of Endurance warrants	$(17)	$16
Income from other investments	23	14
	6	30
Limited partnership investments	—	1
Net loss on disposals and related expenses:
Impairment write-downs	—	(2)
Other	(6)	—
	(6)	(2)
Total revenue	—	29
Expenses:
Compensation and benefits	8	6
Other general expenses	15	13
Interest expense	31	34
Total expenses	54	53
Loss before income tax	$(54)	$(24)

8.             Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill is allocated to various reporting units, which are either operating segments or one reporting level below the operating segments. Goodwill is not amortized but is subject to impairment testing at least annually.  When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the net carrying amount of goodwill by operating segment for the three months ended March 31, 2006 are as follows:

	Risk and
	Insurance
(millions)	Brokerage		Insurance
	Services	Consulting	Underwriting	Total
Balance as of December 31, 2005	$3,764	$378	$249	$4,391
Goodwill acquired	15	—	—	15
Goodwill related to disposals	(6)	—	—	(6)
Foreign currency revaluation	23	—	—	23
Balance as of March 31, 2006	$3,796	$378	$249	$4,423

Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” include client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

	Customer	Present Value	Marketing,
(millions)	Related and	of Future	Technology
	Contract Based	Profits	and Other	Total
As of March 31, 2006
Gross carrying amount	$211	$86	$182	$479
Accumulated amortization	181	81	107	369
Net carrying amount	$30	$5	$75	$110

	Customer	Present Value	Marketing,
(millions)	Related and	of Future	Technology
	Contract Based	Profits	and Other	Total
As of December 31, 2005
Gross carrying amount	$212	$86	$175	$473
Accumulated amortization	178	79	101	358
Net carrying amount	$34	$7	$74	$115

Amortization expense for intangible assets for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $41 million, $22 million, $17 million, $15 million and $12 million, respectively.

9.             Restructuring Charges

2005 Restructuring Plan

In 2005, the Company commenced restructuring initiatives that are expected to be completed in 2007 and result in cumulative pretax charges totaling approximately $290 million, including workforce reductions, lease consolidation costs, asset impairments and other expenses necessary to implement the restructuring initiatives. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.

The following is a summary of first quarter 2006 and inception to date restructuring and related expenses by type incurred and the estimated total to be incurred through the end of the restructuring initiative:

(millions)	First quarter 2006	Inception to date	Estimated Total
Workforce reduction	$25	$141	$180
Lease consolidation	5	25	62
Asset impairments	1	18	24
Other related expenses	2	7	24
Total restructuring and related expenses	$33	$191	$290

The following is a summary of our restructuring and related expenses incurred and estimated to be incurred, by segment, through the end of the restructuring initiative:

(millions)	First quarter 2006	Inception to date	Estimated Total
Risk and Insurance Brokerage Services	$26	$169	$256
Consulting	6	14	25
Insurance Underwriting	—	3	3
Corporate and Other	1	5	6
Total restructuring and related expenses	$33	$191	$290

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at January 1, 2005	$—
Expensed in 2005	141
Cash payments in 2005	(23)
Foreign currency revaluation	(2)
Balance at December 31, 2005	$116
Expensed in 2006	32
Cash payments in 2006	(57)
Balance at March 31, 2006	$91

Restructuring Charges — Prior Years

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (A&A) and Bain Hogg. During the first quarter 2006, Aon made payments of $2 million for these liabilities. The remaining liability of $25 million is primarily for lease abandonments and is being paid out over several years, as planned.

Aon’s unpaid liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

10.           Capital Stock

During the first three months of 2006, Aon issued 2,140,000 new shares of common stock for employee benefit plans and 117,000 shares in connection with the employee stock purchase plan. In addition, Aon reissued 1,371,000 shares of treasury stock for employee benefit programs.

In November 2005, Aon announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital. Any repurchased shares will be available for use in connection with employee stock plans and for other corporate purposes. The Company repurchased approximately 6.2 million shares at a cost of $247 million in first quarter 2006. In second quarter 2006 through May 5, the Company repurchased an additional 3.7 million shares at a cost of $153 million.

There are also 22.4 million shares of common stock held in treasury at March 31, 2006 which are restricted as to their reissuance.

11.           Disposal of Operations

Discontinued Operations

In fourth quarter 2005, Aon committed to sell a non-core Australian brokerage unit, which was previously included in the Risk and Insurance Brokerage Services segment. This operation was sold in first quarter 2006, resulting in a pretax gain of $1 million.

In fourth quarter 2005, Aon completed the sale of Swett & Crawford (“Swett”), its U.S.-based wholesale insurance brokerage unit. Previously, Swett was included in the Risk and Insurance Brokerage Services segment. The sale resulted in a pretax gain of $239 million.

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

As of March 31, 2006, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. Such liabilities amounted to $4 million, net of reinsurance recoverables and other assets of $83 million. The insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures. Although these liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of all these businesses are classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	First quarter ended March 31,
(millions)	2006	2005

Revenues:
Swett	$—	$45
Other	—	2
Total	$—	$47

Pretax gain:
Operations - Swett	$—	$3
Revaluation - other	1	—
Total pretax gain	$1	$3

After-tax gain (loss):
Operations	$—	$2
Revaluation	(1)	—
Total	$(1)	$2

12.           Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) First quarter ended March 31:	2006	2005	2006	2005
Service cost	$16	$16	$—	$1
Interest cost	25	23	1	1
Expected return on plan assets	(28)	(23)	—	—
Amortization of net loss	11	8	—	—
Net periodic benefit cost	$24	$24	$1	$2

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located primarily in the U.K. and The Netherlands:

	Pension Benefits
	First quarter ended March 31,
(millions)	2006	2005
Service cost	$15	$16
Interest cost	53	51
Expected return on plan assets	(54)	(48)
Amortization of net loss	22	18
Net periodic benefit cost	$36	$37

Employer Contribution

As previously disclosed in its 2005 financial statements, Aon currently expects to contribute $6 million in 2006 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $4 million to fund other postretirement benefit plans. As of March 31, 2006, contributions of $1 million have been made to the U.S. pension plans and $1 million to other postretirement benefit plans.

Aon previously disclosed in its 2005 financial statements that it expected to contribute $180 million in 2006 to its major international defined benefit pension plans. Based on current rules and assumptions, Aon now plans to contribute approximately $350 million to its major international defined pension plans during 2006. As of March 31, 2006, $227 million has been contributed. This amount includes contributions of 4.1 million Endurance warrants, valued at $73 million, $33 million of notes issued by PEPS I, and convertible preferred stock in Scandent Holdings Maturities Limited, received as part of the sale proceeds of Cambridge Integrated Services Group, valued at $58 million.

13.           Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss as of March 31, 2006.

	Investment Grade
	0-6	6 -12	> 12
($ in millions)	Months	Months	Months	Total
FIXED MATURITIES
U.S. government & agencies
# of positions	20	30	22	72
Fair Value	$64	$119	$189	$372
Amortized Cost	65	123	196	384
Unrealized Loss	(1)	(4)	(7)	(12)
States & political subdivisions
# of positions	17	15	2	34
Fair Value	$57	$32	$1	$90
Amortized Cost	58	33	1	92
Unrealized Loss	(1)	(1)	—	(2)
Foreign government
# of positions	81	74	40	195
Fair Value	$891	$485	$340	$1,716
Amortized Cost	899	500	353	1,752
Unrealized Loss	(8)	(15)	(13)	(36)
Corporate securities
# of positions	148	324	104	576
Fair Value	$338	$577	$243	$1,158
Amortized Cost	344	601	253	1,198
Unrealized Loss	(6)	(24)	(10)	(40)
Mortgage & asset backed securities
# of positions	60	241	104	405
Fair Value	$96	$195	$64	$355
Amortized Cost	97	202	66	365
Unrealized Loss	(1)	(7)	(2)	(10)

TOTAL FIXED MATURITIES
# of positions	326	684	272	1,282
Fair Value	$1,446	$1,408	$837	$3,691
Amortized Cost	1,463	1,459	869	3,791
Unrealized Loss	(17)	(51)	(32)	(100)

% of Total Unrealized Loss	17%	50%	32%	99%

	Not Rated
	0-6	6 -12	> 12
	Months	Months	Months	Total

EQUITIES
# of positions	3	1	—	4
Fair Value	$42	$3	$—	$45
Amortized Cost	43	3		46
Unrealized Loss	(1)	—	—	(1)

% of Total Unrealized Loss	1%	0%	0%	1%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade. Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $100 million gross unrealized loss at March 31, 2006, and is subject to interest rate, market, and credit risks. No single position had an unrealized loss greater than $4 million. With a carrying value of $4,152 million at March 31, 2006, Aon’s total fixed-maturity portfolio is approximately 99% investment grade based on market value. Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non- publicly-traded fixed maturity portfolio had a carrying value of $327 million, including $36 million in notes issued by PEPS I to Aon since December 2001. In February 2006, Aon, via its U.K. subsidiary, contributed $33 million of these notes to one of the U.K. pension plans. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had $1 million of gross unrealized loss at March 31, 2006, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon reviews invested assets with material unrealized losses each quarter. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in Aon’s 2005 Annual Report on Form 10-K for further information.

14.           Contingencies

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has purchased errors and omissions (“E&O”) insurance and other appropriate insurance to provide protection against losses that arise in such matters. Accruals for these items, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant.

In 2004, Aon, other insurance brokers, insurers and numerous other industry participants received subpoenas and other requests for information from the office of the Attorney General of the State of New York and from other states relating to certain practices in the insurance industry.

On March 4, 2005, Aon entered into an agreement (the “Settlement Agreement”) with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the “State Agencies”) to resolve all the issues related to investigations conducted by the State Agencies.

As has been described in detail in Aon’s previous financial filings, the Settlement Agreement requires Aon to pay between 2005-2007 a total of $190 million into a fund (the “Fund”) to be distributed to certain Eligible Policyholder clients. The Settlement Agreement set forth the procedures under which Aon mailed notices to its Eligible Policyholder clients and distributes the Fund to Participating Policyholder clients. In order to obtain a payment from the Fund, Participating Policyholders were required to tender a release of claims against the Company arising from acts, omissions, transactions or conduct that were the subject of the investigations.

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

Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states. As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999. On March 9, 2005, the Court gave preliminary approval to a nationwide class action settlement within the $40 million reserve established in the fourth quarter of 2004. The Court granted final approval to the settlement in March 2006. Parties that objected to the settlement are expected to appeal.

Beginning in June 2004, a number of other putative class actions have been filed against Aon and other companies by purported clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act theories. These actions are currently pending at early stages in state court in California and in federal court in New Jersey. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

Beginning in late October 2004, several putative securities class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois. Also beginning in late October 2004, several putative ERISA class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

In May 2005, the Office of the U.S. Attorney for the Southern District of New York and the Securities and Exchange Commission sent to Aon subpoenas seeking information relevant to these agencies’ industry-wide investigations of finite risk insurance. Aon is fully cooperating with these investigations.

In July 2004, several subsidiaries of Aon were joined as defendants in an action in a U.K. court between British Petroleum (“BP”) and underwriters who subscribed to policies of insurance covering various offshore energy projects on which BP and its co-venturers have incurred losses. BP settled on confidential terms with underwriters, but asserted a claim against Aon for the shortfall between its total losses and what it recovered in the settlements with underwriters, plus interest and costs. In March 2006, the court issued a judgment finding Aon liable for the shortfall. Aon is seeking to appeal this judgment. The damages claimed by BP in this matter have not yet been precisely quantified, because they will be the subject of a subsequent judicial proceeding in London, but those claimed damages have previously been estimated to be $96 million. Aon believes it has meritorious defenses and will continue to vigorously defend itself against these claims. The ultimate outcome of this matter, and any losses or other payments that may occur as a result, cannot be predicted at this time.

In February 2006, Lloyds announced that it had brought suit in London against Benfield and a subsidiary of Aon to recover alleged losses relating to these brokers’ placement of reinsurance for Lloyds’s New Central Fund. Lloyds alleges that its brokers did not fairly present the risk to reinsurers and thus that the brokers should be held liable for reinsurers’ failure to pay approximately ₤325 million ($569 million based on March 31, 2006 exchange rate) in claims. Aon disputes Lloyds’s allegations, believes that it has meritorious defenses, and intends to vigorously defend itself against Lloyd’s claims.

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

15.           Subsequent Event

On April 12, 2006, an indirect wholly-owned subsidiary of Aon issued CAD $375 million (US $321 million) of 5.05% senior unsecured debentures due in April 2011. The principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon. The net proceeds from the offering were used to repay outstanding indebtedness under the €650 million Euro credit facility.

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections. First, key recent events are described that have affected or will affect our financial results during 2006. Next, we discuss our critical accounting policies with respect to the implementation of the new accounting pronouncements on share-based payments and the potential impact of the FASB’s proposed changes to pension accounting rules. We then review our consolidated results and segments with comparisons from first quarter 2006 to first quarter 2005. We then cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements. The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Restructuring and Other Business Reorganization Initiatives

Sale and Strategic Analysis of Certain Businesses

Stock Repurchase Program

U.K. Pension Contributions

CRITICAL ACCOUNTING POLICIES

Share-based Payments

Proposed Accounting Standard on Pension Accounting

REVIEW OF CONSOLIDATED RESULTS

General

Consolidated Results — First Quarter 2006 Compared to First Quarter 2005

REVIEW BY SEGMENT

General

Risk and Insurance Brokerage Services

Consulting

Insurance Underwriting

Corporate and Other

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Financial Condition

Short-term Borrowings and Notes Payable

Stockholders’ Equity

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Key Recent Events

Restructuring and Other Business Reorganization Initiatives

We continue to execute and refine the restructuring initiatives announced in 2005. The purpose of these initiatives is to maximize our revenue potential and eliminate unnecessary costs. The restructuring initiatives are expected to result in cumulative pretax charges totaling $290 million over a three-year period. Through March 31, 2006 we incurred $191 million of expenses relating to these efforts. Expenses related to the restructuring include workforce reductions, lease consolidations, asset impairments, and other related expenses. We expect the remaining expenses to affect our continuing operations through the end of 2007. We anticipate that these initiatives will lead to annualized pre-tax savings of at least $190 million by 2008. The cost and savings estimates may change as actual results become known and we finalize restructuring opportunities.

The 2005 Restructuring Plan is expected to result in the elimination of 2,200 job positions and space consolidation in certain locations. Office closures will require that we recognize losses on subleases or lease buy-outs and may also trigger asset impairments. The following is a summary of first quarter 2006 and inception to date restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative:

	Actual
	First		Estimated (1)
	quarter	Inception	Remainder of	Full Year	Estimated
(millions)	2006	to date	2006	2007	Total
Workforce reduction	$25	$141	$25	$14	$180
Lease consolidation	5	25	25	12	62
Asset impairments	1	18	1	5	24
Other related expenses	2	7	11	6	24
Total restructuring and related expenses	$33	$191	$62	$37	$290

(1) Our estimated costs are forward looking and should be read in connection with our risk factors in our 2005 Form 10-K. Actual costs may vary due to changes in the assumptions built into this plan. Some of the assumptions likely to change when plans are finalized and approved include changes in severance calculations, the assumptions underlying our sublease loss calculations due to changing market conditions and our overall analysis that might cause us to add or cancel component initiatives.

Year-to-date, restructuring and related expenses amounted to $33 million, which include:

•                  $25 million in workforce reduction costs.

•                  $5 million in lease consolidation costs, mostly reflecting leases terminated or abandoned in the U.S. and the U.K. and $1 million of associated asset impairments of leasehold improvements.

•                  $2 million in other related expenses, which represents fees paid to outside parties for work related to the restructuring.

Below is a detail of the restructuring and related expense by segment:

	First quarter	Inception	Estimated
(millions)	2006	to date	Total
Risk and Insurance Brokerage Services	$26	$169	$256
Consulting	6	14	25
Insurance Underwriting	—	3	3
Corporate and Other	1	5	6
Total restructuring and related expenses	$33	$191	$290

The following table details the restructuring and related expenses incurred in 2005 and first quarter 2006 and estimated for the remainder of 2006 and 2007 by geographic region:

	United	United	Continent of	Rest of
(millions)	States	Kingdom	Europe	World	Total
2005	$28	$92	$30	$8	$158
First quarter 2006	12	13	5	3	33
Estimated—remainder of 2006	14	34	10	4	62
Estimated for 2007	27	7	2	1	37
Total incurred and remaining estimated	$81	$146	$47	$16	$290

Sale and Strategic Analysis of Certain Businesses

In recent years, we have sold certain non-core businesses, including:

•                  our U.S. wholesale brokerage business, Swett & Crawford, which was sold in fourth quarter 2005 and

•                  a non-core brokerage business in Australia, which was sold in first quarter 2006.

We have classified the operating results of these businesses as discontinued operations and reclassified prior year’s operating results to discontinued operations, as follows:

(millions) Quarter ended March 31,	2006	2005
Revenues	$—	$47
Pretax income:
Operations	$—	$3
Revaluation	1	—
Total	$1	$3
After- tax income (loss):
Operations	$—	$2
Revaluation	(1)	—
Total	$(1)	$2

See Note 11 to the condensed consolidated financial statements, “Disposal of Operations,” for further information.

From time to time, we explore strategic alternatives for our various businesses. In fourth quarter 2005, we announced that we were exploring alternatives to our ownership of our warranty, credit and property and casualty businesses to determine if the potential of these businesses can be more fully realized under different ownership.

Stock Repurchase Program

In November 2005, we announced a $1 billion stock repurchase program. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital. Any repurchased common stock will be available for use in connection with employee stock plans and for other corporate purposes. Through March 31, 2006 we repurchased approximately 6.8 million shares for $272 million.

U.K. Pension Contributions

In first quarter 2006, we contributed cash and certain financial investments valued at approximately $227 million to our U.K. pension plans. Included in the contribution were our holdings in PEPS I notes, investment in Endurance warrants, and our investment in Scandent Holdings Maturities Limited, received as part of the sale proceeds of Cambridge Integrated Services Group, valued at $58 million. Our corporate segment investment income includes a $17 million decrease in the fair value of the Endurance warrants prior to their contribution on March 31. Our Risk and Insurance Brokerage Services segment includes a realized gain recognized on the contribution of $35 million.

CRITICAL ACCOUNTING POLICIES

Other than as discussed below, there have been no changes in the Company’s critical accounting policies, which include restructuring, pensions, contingencies, policy liabilities, valuation of investments and intangible assets, as discussed in the Annual Report on Form 10-K filed for the year ended December 31, 2005.

Share-based Payments

On January 1, 2006, Aon adopted FASB Statement No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan based on estimated fair values.

Prior to the adoption of Statement No. 123(R), Aon accounted for stock-based awards to employees using the intrinsic value method in accordance with APB 25 as allowed under Statement No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the condensed consolidated statements of income other than for restricted stock units, because the exercise price of Aon’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.

Aon adopted Statement No. 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Aon’s pro forma information required under Statement No. 123 for the periods prior to 2006, Aon accounted for forfeitures on restricted stock units as they occurred, but estimated forfeitures on stock options.

Upon adoption of Statement No. 123(R), Aon also changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon’s pro forma information required under Statement No. 123. Aon’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by Aon’s stock price as well as assumptions regarding a number of variables, which include, but are not limited to, Aon’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Included in Aon’s compensation and benefits is $7 million of expense related to the amortization of stock options with no corresponding amount recorded in 2005. Included in cumulative effect of a change in accounting principle is an after-tax positive impact of $1 million reflecting the beneficial impact of estimating forfeitures.

Proposed Accounting Standard on Pension Accounting

In March 2006, the FASB issued an Exposure Draft of Statement No. 132(R), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The proposed standard would require balance sheet recognition of the funded status of defined benefit postretirement plans, including pension plans. The proposal would also require companies to measure plan assets and obligations as of the date of the year-end financial statements. If Aon had adopted this Exposure Draft as it is currently written as of December 31, 2005, the total impact from the Company’s material plans would have been to reduce the Company’s equity by approximately $500 million. Changes to plan assumptions (e.g. discount rates) will impact this amount.

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

	First quarter ended
(millions)	March 31, 2006	March 31, 2005	Percent Change
Revenue:
Brokerage commissions and fees	$1,664	$1,675	(1)%
Premiums and other	749	698	7
Investment income	110	91	21
Total consolidated revenue	2,523	2,464	2

Expenses:
Compensation and benefits	1,138	1,123	1
Other general expenses	573	536	7
Benefits to policyholders	419	393	7
Depreciation and amortization	57	67	(15)
Interest expense	31	34	(9)
Provision for NY and other state settlements	1	1	—
Total expenses	2,219	2,154	3
Income from continuing operations before provision for income tax and cumulative effect of a change in accounting principle	$304	$310	(2)%
Pretax margin-continuing operations	12%	13%

Consolidated Results First Quarter 2006 compared to First Quarter 2005
Revenue

Brokerage commissions and fees decreased by $11 million or 1% from first quarter 2005. The change was driven by a decrease resulting from foreign exchange rate changes of $56 million and a decrease of $7 million in contingent commission revenue, partially offset by organic growth.

Underwriting premiums increased $51 million or 7% from first quarter 2005 driven by strong growth in a supplemental health product and electronic and other warranty and credit products.

Investment income increased $19 million or 21% from first quarter 2005, due to a $35 million gain, principally related to the contribution of our Scandent preferred stock investment to a U.K. pension plan, increased interest rates and the movement to longer-term, higher-yield investments. Partially offsetting this growth was a decrease of $17 million in the fair value of our investment in Endurance warrants in 2006, compared with an increase of $16 million on those warrants in 2005.

Expenses

For first quarter 2006, total expenses, including restructuring and related expenses, increased $65 million or 3%, over the same period last year.

Compensation and benefits increased $15 million or 1%, largely as a result of restructuring charges. Absent the effect of $25 million of restructuring charges and $20 million of increased stock compensation expense, staff costs would have decreased $30 million or 1% due to the impact of foreign exchange and benefits from our initial restructuring efforts.

Other general expenses increased $37 million which is primarily attributable to increases to legal expense and the net impact of acquisitions and disposals of businesses, partially offset by foreign exchange.

Benefits to policyholders increased $26 million or 7% in line with the growth in our underwriting business.

Depreciation and amortization decreased $10 million or 15% due to $27 million of asset impairments and writedowns throughout 2005 reducing first quarter amortization in 2006 because of a lower property base.

Interest expense declined 9% to $31 million primarily reflecting lower debt levels.

Income from Continuing Operations Before Provision for Income Tax and Cumulative Effect of a Change in Accounting Principle

Income from continuing operations before provision for income tax and cumulative effect of a change in accounting principle decreased $6 million to $304 million in first quarter 2006 as compared to $310 million for first quarter 2005. The negative impacts of foreign exchange and $33 million of restructuring expenses were offset by higher investment income and organic growth in all our segments.

Income Taxes

The effective tax rate for continuing operations was 35% for first quarter 2006 compared to 36.1% for the first quarter of 2005. The effective tax rate for the first quarter of 2006 reflects the geographic distribution of earnings and lower tax rates in certain countries, partially offset by the impact of restructuring charges.

Income from Continuing Operations

Income from continuing operations for first quarter 2006 was unchanged at $198 million. Basic and diluted income per share in 2006 were $0.61 and $0.57, versus $0.61 and $0.58, respectively, in 2005. Income from continuing operations included hedging and currency translation losses of $0.01 and $0.02 per share, respectively, in 2006.

Discontinued Operations

Discontinued operations had no effect on diluted earnings per share for the first quarter of 2006, compared to income of $0.01 per share in first quarter 2005.

REVIEW BY SEGMENT

General

Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting (see Note 7). Aon’s operating segments are identified as those that:

•                 report separate financial information, and

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

The following table and commentary provides selected financial information on the operating segments:

	First quarter ended
	March 31,	March 31,
(millions)	2006	2005
Operating segment revenue:(1)
Risk and Insurance Brokerage Services	$1,393	$1,352
Consulting	308	309
Insurance Underwriting	841	789
Income before income tax:
Risk and Insurance Brokerage Services	$249	$240
Consulting	30	26
Insurance Underwriting	79	68
Pretax Margins:
Risk and Insurance Brokerage Services	17.9%	17.8%
Consulting	9.7	8.4
Insurance Underwriting	9.4	8.6

(1)    Intersegment revenues of  $19 million and $15 million were included in first quarter 2006 and 2005, respectively.

The following table reflects investment income earned by the operating segments, which is included in the foregoing results.

	First quarter ended
	March 31,	March 31,
(millions)	2006	2005
Risk and Insurance Brokerage Services	$66	$25
Consulting	2	1
Insurance Underwriting	42	36

Risk and Insurance Brokerage investment income increased $41 million principally from the contribution of the Scandent preferred stock investment to a U.K. pension plan, which resulted in a gain of $35 million. The remaining increase was caused by increased investment balances and higher interest rates.

Consulting investment income was marginally higher because of higher interest rates.

Insurance underwriting investment income increased $6 million because of the movement to longer-term, higher-yield investments.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry: globally, it is one of the two largest insurance brokers, the largest reinsurance broker and the leading manager of captive insurance companies worldwide. These rankings are based on the most recent surveys compiled and reports printed by Business Insurance.

Changes in insurance premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. More specifically, lower premium rates, or a “soft market,” generally result in lower commission revenues.

Risk and Insurance Brokerage Services generated approximately 55% of Aon’s total operating segment revenues in first quarter 2006. Revenues are generated primarily through:

•                  commissions and fees paid by insurance and reinsurance companies,

•                  fees paid by clients, and

•                  interest income on funds held on behalf of clients.

Our revenues vary from quarter to quarter throughout the year as a result of:

•                  the timing of our clients’ policy renewals,

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

•                  provides reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance;

•                  provides managing underwriting and premium finance services to independent agents and brokers as well as corporate clients; and

•                  provides actuarial, loss prevention and administrative services to businesses and consumers.

We review our product revenue results using the following sub-segments:

•                  Risk Management and Insurance Brokerage — Americas (Brokerage — Americas) encompasses our retail brokerage services, affinity products, managing general underwriting, placement and captive management services and premium finance services in North and South America, the Caribbean and Bermuda.

•                  Risk Management and Insurance Brokerage — International (Brokerage — International) offers similar products and services to the rest of the world not included in Brokerage — Americas.

•                  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization and evaluate and mitigate catastrophic loss exposures worldwide.

Revenue

This table details Risk and Insurance Brokerage Services revenue by product sub-segment:

(millions) Quarter ended March 31,	2006	2005	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other(1)	Organic Revenue Growth

Brokerage — Americas	$530	$452	17%	1%	2%	9%	5%
Brokerage — International	617	660	(7)	(7)	(1)	-	1
Reinsurance	246	240	3	(3)	3	3	-
Total revenue	$1,393	$1,352	3%	(4)%	1%	4%	2%

(1)    The impact on the gain of the Scandent preferred stock investment, as a percentage change, was 8% for Brokerage-Americas and 3% for total revenue.

Brokerage-Americas increased $78 million or 17% during the quarter. Excluding the $35 million impact of the gain principally related to the contribution of our investment in Scandent preferred stock to a U.K. pension plan, revenue increased $43 million or 10%. In addition to the impact of foreign currency and acquisitions, the increase was driven by strong renewals and new business in U.S. retail and increased investment income, partially offset by the elimination of contingent commissions.

Brokerage-International decreased $43 million or 7% during the quarter. Absent the impact of foreign currency, revenue would have been consistent with first quarter 2005. Organic growth of 1% was driven largely from growth in France, Africa and the Middle East.

Reinsurance increased $6 million or 3%, but was unchanged on an organic basis. Although organic growth in the Americas was strong, international reinsurance markets were weak.

This table details Risk and Insurance Brokerage Services revenue by geographic area:

	Quarter Ended
	March 31,	March 31,	Percent
(millions)	2006	2005	Change

United States	$506	$429	18%
United Kingdom	221	231	(4)
Continent of Europe	422	458	(8)
Rest of World	244	234	4
Total revenue	$1,393	$1,352	3%

•                  Excluding the $35 million gain on the contribution of our investment in Scandent preferred stock to a U.K. pension plan, the remaining $42 million of growth in the U.S. was driven by strong renewals in U.S. retail, growth in Affinity and improved investment income, offset partially by the elimination of contingent commissions.

•                  The decrease in U.K. and Continent of Europe revenue was driven primarily by the negative impact of foreign currency.

•                  Growth in Rest of World of $10 million or 4% was primarily due to favorable foreign exchange and growth in emerging markets.

Income Before Income Tax

Pretax income was $249 million and $240 million in first quarter 2006 and 2005, respectively. The improvement reflects higher investment income, including the gain on the Scandent preferred stock and good organic growth in U.S. retail, offset in part by $26 million of restructuring charges and legal expenses.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations. This segment:

•                  provides a full range of human capital management services, from employee benefits to compensation consulting, and

•                  generated 12% of Aon’s total operating segment revenue in first quarter 2006.

We review our revenue results using the following sub-segments:

•                  Consulting services, which provide human capital consulting services in six major practice areas:

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

6.               Global Financial Advisory and Litigation Services provides consulting services including white-collar and financial statement investigation, securities litigation, financial due diligence, financial valuation services and other related specialties.

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

Revenue

This table details Consulting revenue by product sub-segment:

(millions) Quarter ended March 31,	2006	2005	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Consulting services	$238	$240	(1)%	(3)%	(3)%	1%	4%
Outsourcing	70	69	1	(2)	3	(3)	3
Total revenue	$308	$309	—%	(2)%	(2)%	—%	4%

First quarter 2006 revenue was consistent with 2005. Good organic growth in the consulting services group and improved organic growth in outsourcing revenue was principally offset by the impact of foreign currency.

This table shows Consulting revenue by geographic area:

	Quarter ended
	March 31,	March 31,	Percent
(millions)	2006	2005	Change

United States	$165	$174	(5)%
United Kingdom	55	49	12
Continent of Europe	52	56	(7)
Rest of World	36	30	20
Total revenue	$308	$309	—%

•                  U.S. revenue declined $9 million or 5% principally due to declines in health and benefits consulting and less outsourcing business.

•                  United Kingdom increased $6 million or 12% principally because of increased pension consulting work which was driven by new U.K. pension rules.

•                  Increases in Rest of World revenues resulted from organic revenue growth partially offset by the unfavorable impact of foreign currency. The decline in Continent of Europe revenues were primarily foreign currency related.

Income Before Income Tax

Pretax income was $30 million and $26 million for the first quarter 2006 and 2005, respectively. Pretax margins were 9.7% and 8.4% in first quarter 2006 and 2005, respectively. The increase in both pretax income and margins is due to decreased expenses which were driven by a reduction in U.S. and U.K. headcount through attrition and terminations. Restructuring related expenses of $6 million partially offset the overall decrease.

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

•                  has operations in the United States, Canada, Europe and Asia/Pacific and South America; and

•                  generated 33% of Aon’s total operating segment revenue for the first quarter of 2006.

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

Revenue

Written premium and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums and fees. Revenue in first quarter 2006 was $841 million, an increase of 7% over the same period in 2005.

This table details Insurance Underwriting by product sub-segment.

(millions) Quarter ended March 31,	2006	2005	Percent Change	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth

Accident & health and life	$481	$440	9%	(1)%	—%	10%

Warranty, credit and property & casualty	360	349	3	(2)	(10)	15
Total revenue	$841	$789	7%	(2)%	(4)%	13%

(1)    The difference between written and earned premium and fees, as a percentage change, was 0% for accident & health and life, (4)% for warranty, credit and property & casualty, and (2)% for total revenue. In addition, a change in accounting for a reinsurance contract, as a percentage change, was (6)% for warranty, credit and property and casualty and (3)% for total revenue.

The increase in AH&L revenue was driven by strong growth in a supplemental health product, modest growth in our core products and increased investment income, offset in part by foreign exchange rates.

The increase in warranty, credit and property & casualty revenue is due to strong growth in our electronic and other warranty and credit products and increased investment income.

This table details Insurance Underwriting revenue by geographic area:

	First quarter ended
	March 31,	March 31,	Percent
(millions)	2006	2005	Change

United States	$580	$534	9%
United Kingdom	91	94	(3)
Continent of Europe	80	81	(1)
Rest of World	90	80	13
Total revenue	$841	$789	7%

The increase in U.S. revenue is due to strong growth in a supplemental health product and improvements in Accident & Health and Life’s core business, along with growth in warranty programs.

The U.K.’s 3% and Continent of Europe’s 1% drop was caused by the negative impact of foreign currency rates. Rest of World’s growth reflects strong revenue from Canada.

Income Before Income Tax

For the quarter, pretax income increased to $79 million, 16% higher than the prior year. Pretax margins rose to 9.4% from 8.6%. The margin improvement is primarily attributable to increased investment income as well as revenue growth and loss ratio improvements.

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

Corporate and Other segment revenue includes changes in the valuation of Endurance warrants. Until March 31, 2006 we carried our investment in Endurance warrants at fair value and recorded changes in the fair value through the Corporate and Other segment.  On March 31, 2006 the investment was contributed to our U.K. pension plans.

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

Although our portfolios are highly diversified, they still remain exposed to market, equity, and credit risk. We:

•                  periodically review securities with material unrealized losses and evaluate them for other-than-temporary impairments,

•                  analyze various risk factors and identify any specific asset impairments. If we determine there is specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value, and

•                  review invested assets with material unrealized losses each quarter (see Note 13 for additional information regarding other-than-temporary impairments).

This table shows the components of Corporate and Other revenue and expenses:

	First quarter ended
	March 31,	March 31,
(millions)	2006	2005
Revenue:
Income (loss) from change in fair value of Endurance warrants	$(17)	$16
Income from other investments	23	14
	6	30

Limited partnership investments	—	1
Net loss on disposals and related expenses:
Impairment write-downs	—	(2)
Other	(6)	—
	(6)	(2)
Total revenue	—	29

Expenses:
Compensation and benefits	8	6
Other general expenses	15	13
Interest expense	31	34
Total expenses	54	53
Loss before income tax	$(54)	$(24)

Revenue

Corporate segment revenue was $29 million for first quarter 2005, compared to no revenue in 2006. The decrease in revenue reflects the change in fair value of our investment in Endurance warrants, which resulted in a gain of $16 million in first quarter 2005 and loss of $17 million in first quarter 2006. Our Endurance warrants were included in our contribution to U.K. pension plans on March 31, 2006.

Loss Before Income Tax

Corporate and Other’s net loss increased $30 million driven by the $16 million gain in 2005 on the Endurance warrants investment and the $17 million loss in 2006. Expenses were relatively consistent at $54 million and $53 million for first quarter 2006 and 2005, respectively.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the three months ended March 31, 2006 and 2005 are as follows:

(millions) Three months ended March 31,	2006	2005
Insurance Underwriting operating cash flows	$190	$(3)
All other operating cash flows	47	245
	237	242

Change in funds held on behalf of brokerage and consulting clients	460	550
Cash provided by operating activities	$697	$792

Cash flows from operations, excluding the change in funds held on behalf of brokerage and consulting clients declined $5 million compared with 2005.

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident & health and life and warranty, credit and property & casualty businesses. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $190 million for 2006, an increase of $193 million compared to 2005. This increase was primarily related to organic revenue growth of 13% compared to -3% in the same period last year. For 2006, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $862 million compared to $804 million in 2005. Investment and other miscellaneous income received was $62 million and $46 million in 2006 and 2005, respectively. Investment income improved in 2006 due to favorable interest rates and an increase in invested assets. Additionally, we moved to longer-term, higher yield investments.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions and general expenses and taxes. Claims and other cash benefits paid were $347 million in 2006 versus $352 million in 2005. Tax payments for 2006 were $26 million compared to $79 million last year. The decrease is related to tax payments made in 2005 on the gain on sale of Endurance common stock sold in December 2004.

We will invest and use operating cash flows to satisfy future benefits to policyholders and when appropriate, make them available to pay dividends to the Aon parent company. During first quarter 2006, Combined Insurance Company of America, one of our major underwriting subsidiaries, declared and paid a cash dividend of $95 million to Aon.

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

These funds held on behalf of clients are generally invested in interest bearing trust accounts and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers.

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $47 million in 2006 compared to $245 million in 2005. These amounts exclude the change in funds held on behalf of clients as described above. The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes. Comparing 2006 to 2005, the net decrease in cash flow from our Risk and Insurance Brokerage Services and Consulting segments and related corporate items of $198 million was primarily affected by the accelerated payment of incentives and related payroll expenses of approximately $160 million, included in other receivables and liabilities – net. The accelerated payment was made for U.S. tax purposes.

Aon uses the excess cash generated by our brokerage and consulting businesses as well as dividends received from our insurance company subsidiaries to meet its liquidity needs, which consist of servicing its debt, paying dividends to its stockholders and repurchasing outstanding shares.

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) for:

•      investing activities of $416 million. The cash flows used by investing activities included purchases of investments, net of sales, of $385 million and capital expenditures, net of disposals, of $32 million.

•      financing needs of $304 million. Financing uses primarily included cash dividends paid to shareholders of $48 million, long-term debt repayments, net of issuances, of $94 million, and net treasury share activity of $212 million.

Financial Condition
Since year-end 2005, total assets increased $0.8 billion to $28.6 billion.

Total investments at March 2006 were $9.3 billion, an increase of $237 million from December 31, 2005. The change is due to an increase in short-term investments held on behalf of clients, offset by a decrease in other investments, which primarily represents the contribution of our Endurance warrants and investment in Scandent preferred stock to our U.K. pension plan. Fixed maturities decreased $66 million during the first three months of 2006 to $4,152 million. Approximately 95% of Aon’s investment portfolio at quarter end was in short-term and fixed maturities, with 99% of our fixed maturities rated investment grade.

	Amount Shown in Statement of Financial	Percentage of Total
(millions)	Position	Investments
Fixed maturities - available for sale:
US government and agencies	$403	4%
States and political subdivisions	94	1
Debt securities of foreign governments not classified as loans	1,933	21
Corporate securities	1,241	14
Public utilities	81	1
Mortgage-backed and asset-backed securities	400	4
Total Fixed Maturities	4,152	45

Equity securities - available for sale:
Common stocks	46	0
Non-redeemable preferred stocks	1	0
Total Equity Securities	47	0

Policy loans	58	0
Other long-term investments
PEPS I Preferred Stock	184	2
Other	158	2
Total Other Long Term Investments	342	4
Total Other Investments	400	4

Short-term investments	4,702	51

TOTAL INVESTMENTS	$9,301	100%

Total receivables increased $266 million in the first three months of 2006 primarily the result of the timing of cash receipts and the impact of foreign exchange rates. Insurance premiums payable increased $738 million over the same period. This increase primarily reflects the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

Other assets increased $264 million from December 31, 2005. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes. The increase is principally caused by higher prepaid pension assets.

Policy liabilities increased $121 million, driven by an increase in unearned and advanced premiums and contract fees.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at March 31, 2006 was $2,016 million, a decrease of $96 million from December 31, 2005.

At March 31, 2006, we had a $600 million unused U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings. The facility allows us to issue up to $150 million in letters of credit.

We also have several foreign credit facilities available. At March 31, 2006, we had available to us:

•                  a five-year €650 million ($782 million) multi-currency facility of which $567 million was outstanding at March 31, 2006. See Note 8 to the consolidated financial statements in our 2005 Form 10-K for further discussion of both the U.S. and Euro facilities;

•                  a 364-day £37.5 million ($65 million) facility and a 10 million Canadian dollar ($9 million) facility, both of which will expire in September 2006; and

•                  a €20 million ($24 million) open-ended facility.

The major rating agencies’ ratings of our debt at May 1, 2006 appear in the table below.

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor’s	BBB+	Positive	A-2	Positive
Moody’s Investor Services	Baa2	Positive	P-2	Positive
Fitch, Inc.	BBB+	Stable	F-2	Stable

During 2006, Moody’s Investors Services changed its outlook on Aon to positive from stable, citing Aon’s healthy net income over the past several years, recent improvement in adjusted brokerage operating margins, steady underwriting performance, as well as progress in implementing more transparent pricing practices.

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

Stockholders’ Equity

Stockholders’ equity increased $5 million from the fourth quarter 2005 to $5.3 billion. The change was driven primarily by $198 million of income offset by approximately $192 million of net treasury stock repurchases.

Accumulated other comprehensive loss increased $6 million since December 31, 2005. Net unrealized investment gains decreased by $31 million over year-end 2005. Net foreign exchange translation increased by $25 million because of the strengthening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.

Our total debt as a percentage of total capital was 27.5% at March 31, 2006. This is compared to our total debt as a percentage of total capital of 28.5% at year-end 2005.

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

Following the guidance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and other relevant accounting guidance, we use special purpose entities and qualifying special purpose entities (“QSPE’s”), also known as special purpose vehicles, in some of our operations.

Premium Financing

Some of our subsidiaries make short-term loans (generally with terms of 12 months or less) to businesses to finance insurance premiums and then sell or “securitize,” the finance receivables. Our subsidiaries make these sales through securitization transactions that meet the criteria for sale accounting following Statement No. 140. These premium-financing securitizations use special purpose entities which are considered QSPEs, according to Statement No. 140 and FIN 46 and commercial paper multi-seller, non-qualified bank conduit SPEs. Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon’s subsidiaries).

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

At March 31, 2006 and December 31, 2005, $1.6 billion and $1.8 billion, respectively, was advanced under these programs from the SPEs. We record at fair value the retained interest, which is included in insurance brokerage and consulting services receivables in the condensed consolidated statements of financial position.

We retain servicing rights for sold receivables and earn a servicing fee as income over the servicing period. The servicing fees are included in the gain/loss calculation. At March 31, 2006 and 2005, the fair value of the servicing rights approximates the estimated costs to service the receivables and accordingly, we have not recorded any servicing assets or liabilities related to this servicing activity.

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

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies had been required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. These fixed-maturity securities are rated below investment grade. Beginning in July 2004, Aon Parent assumed this responsibility. No commitments were funded in the first quarter of 2006. As of March

31, 2006, the unfunded commitments amounted to $48 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

The assets, liabilities and operations of PEPS I are not included in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment writedowns of $59 million, equal to the original cost of one tranche. The preferred stock interest represents a beneficial interest in securitized limited partnership investments. The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I. These preferred stock interests have an unrealized investment gain as of March 31, 2006. Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers the:

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling a sufficient amount of U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts. At March 31, 2006, we hedged 45% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months. We do not generally hedge exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. First quarter 2006 earnings per share were negatively impacted by $0.02 related to translation losses and $0.01 related to currency hedging losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on Aon management’s evaluation (with the participation of the chief executive officer and chief financial officer), as of the end of the period covered by this report, Aon’s chief executive officer and chief financial officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d) —15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Aon in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting. During 2005, the Company commenced a review and subsequent project to replace or upgrade certain core financial systems. The implementation of a suite of software began in first quarter 2006 and is expected to be executed in phases throughout 2006 and 2007. The implementation is intended, among other things, to enhance the Company’s internal controls over financial reporting. Other than the changes above, no other changes in Aon’s internal control over financial reporting occurred during first quarter 2006 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

The condensed consolidated financial statements at March 31, 2006, and for the three months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon’s independent registered public accounting firm, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Aon Corporation

We have reviewed the condensed consolidated statement of financial position of Aon Corporation (the Company) as of March 31, 2006, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Aon Corporation as of December 31, 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended, not presented herein, and in our report dated March 7, 2006 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP

Chicago, Illinois
May 9, 2006

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 14 (Contingencies) to the condensed consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the first quarter of 2006:

				Maximum Dollar
			Total Number of	Value of Shares
			Shares Purchased	that May Yet Be
			as Part of Publicly	Purchased Under
	Total Number of	Average Price	Announced Plans	the Plans or
Period	Shares Purchased	Paid per Share (1)	or Programs	Programs (1)
1/1/06 — 1/31/06	—	N/A	—	$975,325,117
2/1/06 — 2/28/06	2,559,000	$39.15	2,559,000	875,197,567
3/1/06 — 3/31/06	3,596,000	$40.81	3,596,000	728,399,784
	6,155,000	$40.12	6,155,000	$728,399,784

(1) Does not include commissions paid to repurchase shares.

On November 3, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock. Shares may be repurchased through the open market or in privately negotiated transactions. Through March 31, 2006, the Company has repurchased 6,830,000 shares of common stock at an average price (excluding commissions) of $39.77 per share for an aggregate purchase price of $272 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $728 million, with no termination date.

ITEM 6.	EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

May 10, 2006	/s/ David P. Bolger
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