Form 10-Q
period 2006-06-30
AON CORP
filed 2006-08-09
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). YES ☐     NO ☒

Number of shares of common stock outstanding:

No. Outstanding
Class	as of 6-30-06
$1.00 par value Common	314,470,643

Part 1

Financial Information

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	June. 30, 2006	Dec. 31, 2005
	(Unaudited)	(Reclassed-Note 11)
ASSETS
Investments
Fixed maturities at fair value	$2,802	$2,820
Equity securities at fair value	48	40
Short-term investments	4,136	3,907
Other investments	400	495
Total investments	7,386	7,262
Cash	425	476
Receivables
Risk and insurance brokerage services and consulting	9,427	8,072
Other receivables	1,143	1,218
Total receivables	10,570	9,290
Deferred Policy Acquisition Costs	538	523
Goodwill	4,390	4,170
Other Intangible Assets	136	111
Property and Equipment, net	507	505
Assets Held For Sale	3,998	3,783
Other Assets	2,153	1,698
TOTAL ASSETS	$30,103	$27,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Premiums Payable	$10,976	$9,427
Policy Liabilities
Future policy benefits	1,731	1,671
Policy and contract claims	1,619	1,648
Unearned and advance premiums and contract fees	498	474
Other policyholder funds	23	21
Total Policy Liabilities	3,871	3,814
General Liabilities
General expenses	1,504	1,631
Short-term borrowings	21	7
Notes payable	2,082	2,105
Pension, post-employment and post-retirement liabilities	1,646	1,497
Liabilities held for sale	3,356	3,145
Other liabilities	1,255	889
TOTAL LIABILITIES	24,711	22,515
Stockholders’ Equity
Common stock - $1 par value	347	344
Paid-in additional capital	2,436	2,349
Accumulated other comprehensive loss	(1,059)	(1,155)
Retained earnings	4,843	4,573
Less - Treasury stock at cost	(1,175)	(808)
TOTAL STOCKHOLDERS’ EQUITY	5,392	5,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,103	$27,818

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Second Quarter Ended		Six Months Ended
(millions except per share data)	June 30, 2006	June. 30, 2005	June 30, 2006	June. 30, 2005
		(Reclassed-Note 11)		(Reclassed-Note 11)
Revenue
Brokerage commissions and fees	$1,657	$1,610	$3,277	$3,236
Premiums and other	522	482	1,041	957
Investment income	86	56	177	133
Total revenue	2,265	2,148	4,495	4,326

Expenses
Compensation and benefits	1,136	1,081	2,237	2,167
Other general expenses	471	471	946	910
Benefits to policyholders	292	258	581	520
Depreciation and amortization	55	59	110	121
Interest expense	34	31	65	65
Provision for New York and other state settlements	1	2	2	3
Total expenses	1,989	1,902	3,941	3,786

Income from continuing operations before provision for income tax and accounting change	276	246	554	540
Provision for income tax	95	53	192	159
Income from continuing operations before accounting change	181	193	362	381

Discontinued operations
Income from discontinued operations	20	43	47	62
Provision for income tax	8	45	19	52
Income (loss) from discontinued operations	12	(2)	28	10

Income before accounting change	193	191	390	391
Cumulative effect of a change in accounting principle, net of tax	—	—	1	—
Net income	$193	$191	$391	$391
Preferred stock dividends	—	—	—	(1)
Net income available for common stockholders	$193	$191	$391	$390

Basic net income (loss) per share
Income from continuing operations	$0.56	$0.60	$1.13	$1.18
Discontinued operations	0.04	(0.01)	0.09	0.03
Cumulative effect of a change in accounting principle	—	—	—	—
Net income	$0.60	$0.59	$1.22	$1.21

Diluted net income (loss) per share
Income from continuing operations	$0.53	$0.58	$1.05	$1.13
Discontinued operations	0.04	(0.01)	0.08	0.03
Cumulative effect of a change in accounting principle	—	—	—	—
Net income	$0.57	$0.57	$1.13	$1.16

Cash dividends per share paid on common stock	$0.15	$0.15	$0.30	$0.30

Diluted average common and common equivalent shares outstanding	344.8	338.5	347.5	337.8

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
(millions)	2006	2005

Cash Flows from Operating Activities:
Net income	$391	$391
Adjustments to reconcile net income to cash provided by operating activities
Gain from disposal of operations	(1)	(1)
Depreciation and amortization of property, equipment and software	93	105
Amortization of stock awards	78	36
Amortization of intangible assets	23	25
Valuation changes on investments, income on disposals and net bond amortization	(11)	(6)
Income taxes	(69)	(51)
Pension expense in excess of cash paid to major defined benefit plans	21	47
Cash paid for 2005 restructuring plan in excess of expense	(34)	—
Provision for New York and other state settlements	2	3
Change in funds held on behalf of brokerage and consulting clients	300	200
Changes in insurance underwriting assets and liabilities:
Operating receivables	65	(19)
Other assets including prepaid premiums	30	(54)
Deferred policy acquisition costs	(70)	(22)
Policy liabilities	259	154
Other liabilities	(25)	31
Changes in other assets and liabilities:
General expenses	(137)	(194)
Other assets and liabilities - net	(23)	(95)
Cash Provided by Operating Activities	892	550

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	122	119
Calls and prepayments	108	104
Sales	891	887
Equity securities	1	5
Other investments	18	9
Purchase of investments
Fixed maturities	(1,219)	(1,544)
Equity securities	(9)	—
Other investments	(9)	(13)
Short-term investments - net	(176)	185
Acquisition of subsidiaries	(108)	(52)
Proceeds from sale of operations	20	9
Property and equipment and other - net	(71)	(51)
Cash Used by Investing Activities	(432)	(342)

Cash Flows from Financing Activities:
Issuance of common stock	46	12
Treasury stock transactions - net	(424)	—
Issuance of short-term borrowings - net	14	20
Issuance of long-term debt	381	304
Repayment of long-term debt	(430)	(580)
Cash dividends to stockholders	(96)	(97)
Cash Used by Financing Activities	(509)	(341)

Effect of Exchange Rate Changes on Cash	(2)	(18)
Decrease in Cash	(51)	(151)
Cash at Beginning of Period	476	570
Cash at End of Period	$425	$419

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                       Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon”) considers necessary for a fair presentation. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2005 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except as described in Note 4.

Certain amounts in the 2005 condensed consolidated financial statements and footnotes related to discontinued operations have been reclassified to conform to their 2006 presentation.

2.                                       Endurance Warrants and Common Stock Investment

In 2001, Aon invested $227 million in the common stock of Endurance Specialty Holdings, Ltd. (“Endurance”), a Bermuda-based insurance and reinsurance company. Aon sold virtually all of its common stock investment in Endurance in 2004. In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allowed Aon to purchase additional Endurance common stock through December 2011. These warrants met the definition of a derivative, which required them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis. With the assistance of an independent third party, Aon valued the warrants on a quarterly basis using the Black-Scholes valuation methodology. The warrants had a fair value of approximately $73 million, $90 million and $95 million as of March 31, 2006, December 31, 2005 and June 30, 2005, respectively. The change in the fair value of the warrants was a decrease of $17 million for the six months ended June 30, 2006, a decrease of $1 million for the three months ended June 30, 2005, and in increase of $15 million for the six months ended June 30, 2005. The change in fair value is included in investment income in the Corporate and Other segment. On March 31, 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans. See Note 12 for further information.

3.                                       Accounting and Disclosure Changes

Derivatives and Hedging

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It also clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133. Additionally, Statement No. 155 requires a company to evaluate interests in securitized financial assets to identify those interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Statement No. 155 amends Statement No. 140 by eliminating the prohibition of a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Aon adopted Statement No. 155, effective January 1, 2006. The impact of adopting Statement No. 155 did not have a material impact on the Company.

Off-Balance Sheet Activity
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and liabilities. Statement No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of the servicer’s financial assets that meets the requirements for sale accounting. Aon has two arrangements accounted for under Statement No. 140 that will be covered under Statement No. 156: investments held in Private Equity Partnerships Structures I, LLC (“PEPS I”) and the premium financing activities of Aon’s subsidiary, Cananwill. Statement No. 156 is effective for the first fiscal year beginning after September 30, 2006. The Company does not expect a material impact upon adoption of this statement.

Income Taxes
In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, Aon will be required to adopt FIN 48 in first quarter 2007. Aon is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements and notes thereto.

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

On January 1, 2006, Aon adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Statement No. 123(R) supercedes the Company’s previous accounting under APB No. 25 for periods beginning in 2006.

Aon adopted Statement No. 123(R) using the modified prospective transition method. The Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of Statement No. 123(R). In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Aon’s pro forma information required under Statement No. 123 for the periods prior to 2006, Aon accounted for forfeitures on restricted stock units as they occurred, but estimated forfeitures on stock options.

Upon adoption of Statement No. 123(R), Aon also changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon’s pro forma information required under Statement No. 123. Lattice-based option valuation models utilize a range of assumptions over the expected term of the options. Expected volatilities are based on the average of the historical volatility of Aon’s stock price and the implied volatility of traded options on Aon’s stock. Aon uses historical data to estimate option exercise and employee termination within the valuation model, stratifying between officers and non-officers. The expected dividend yield assumption is based on the company’s history and expected future dividend rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2006 was $11.08 per share for officers, which represents options granted in the first quarter. No options were granted to officers in the second quarter of 2006. The weighted average estimated value of options granted during the three and six months ended June 30, 2006 was $9.96 and $10.78 per share, respectively, for non-officers. The following weighted average assumptions were used to estimate fair value:

	Three months ended June 30, 2006	Six months ended June 30, 2006
	Non-officers	Officers	Other
Weighted average volatility	28.5%	30.5%	28.5% – 30.5%
Expected dividend yield	2.3%	2.3%	2.3%
Risk-free rate	4.7%	4.4% – 4.7%	4.4% – 4.7%

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of option grants made during the three and six months ended June 30, 2006 derived from the lattice-binomial model were 5 years for officers and 6 years for all others.

The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2005 were $4.81 and $5.13, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Expected volatility	28.0%	28.0 – 30.0%
Risk free interest rate	3.8%	3.8 – 4.1%
Expected dividends	2.5%	2.5 – 2.6%
Expected term (in years) (1)	1.0	1.0

(1) Represents number of years from vesting date.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income in compensation and benefits.

	Three months ended June 30,		Six months ended June 30,
(millions except per share data)	2006	2005	2006	2005
Stock options	$6	$—	$13	$—
Employee stock purchase plan	1	—	2	—
Restricted stock units	33	15	66	36
Stock-based compensation expense included in compensation and benefits	40	15	81	36
Tax benefit	14	5	28	13
Stock-based compensation expense, net of tax	$26	$10	$53	$23

Impact on net income per share:
Basic	$0.08	$0.03	$0.16	$0.07
Diluted	$0.08	$0.03	$0.15	$0.07

The following table summarizes stock option activity for the six months ended June 30, 2006 and 2005.

	2006			2005
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
(shares in thousands)	Shares	Price	Life (in years)	Shares	Price	Life (in years)
Beginning outstanding	35,712	$29		34,188	$29
Granted	2,780	39		2,783	23
Exercised	(3,460)	28		(271)	21
Forfeited and expired	(62)	29		(993)	29
Outstanding at June 30	34,970	30	6.06	35,707	29	6.53
Exercisable at June 30	19,552	32		20,961	32

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $34.82 as of June 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2006 was $229 million and $96 million, respectively.

The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2006 were $12 million and $41 million, respectively, and for the three and six months ended June 30, 2005 were $1 million and $1 million, respectively.

A summary of the status of Aon’s non-vested stock awards is as follows:

Six months ended June 30,	2006		2005
(shares in thousands)	Shares	Fair Value	Shares	Intrinsic Value
Non-vested as of beginning of period	11,785	$24	8,784	$28
Granted	3,026	38	3,188	22
Vested	(1,406)	24	(764)	25
Forfeited	(273)	27	(204)	33
Non-vested as of end of period	13,132	28	11,004	27

Unamortized deferred compensation expense, which includes both options and awards, amounted to $376 million as of June 30, 2006, with a remaining weighted-average amortization period of approximately 4.2 years.

Cash received from the exercise of stock options was $95 million and $5 million through June 30, 2006 and 2005, respectively.

In late 2005, Aon announced a $1 billion share repurchase program. During 2006, a majority, but not all, of option exercises and award vestings were satisfied through the reissuance of treasury shares.

The following table illustrates pro forma net income and pro forma earnings per share as if Aon had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in 2005.

(millions except per share data)		Three months ended June 30, 2005	Six months ended June 30, 2005

Net income, as reported		$191	$391
Add:	Stock-based compensation expense included in reported net income, net of tax	10	23
Deduct:	Stock-based compensation expense determined under fair value based method for all awards and options, net of tax	(13)	(29)
Pro forma net income		$188	$385

Net income per share:
Basic
As reported		$0.59	$1.21
Pro forma		$0.58	$1.19

Diluted
As reported		$0.57	$1.16
Pro forma		$0.56	$1.14

5.                                       Income Per Share

Income per share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(millions except per share data)	2006	2005	2006	2005
Basic net income:
Income from continuing operations, before accounting change	$181	$193	$362	$381
Income (loss) from discontinued operations, net of tax	12	(2)	28	10
Cumulative effect of a change in accounting principle, net of tax	—	—	1	—
Net income	193	191	391	391
Preferred stock dividends	—	—	—	(1)
Net income for basic per share calculation	$193	$191	$391	$390

Diluted net income:
Income from continuing operations, before accounting change	$181	$193	$362	$381
Income (loss) from discontinued operations, net of tax	12	(2)	28	10
Cumulative effect of a change in accounting principle, net of tax	—	—	1	—
Net income	193	191	391	391
Interest expense on convertible debt securities, net of tax	2	2	3	3
Preferred stock dividends	—	—	—	(1)
Net income for diluted per share calculation	$195	$193	$394	$393

Basic shares outstanding	320	322	322	321
Effect of convertible debt securities	14	14	14	14
Common stock equivalents	11	3	12	3
Diluted potential common shares	345	339	348	338
Basic net income (loss) per share:
Income from continuing operations, before accounting change	$0.56	$0.60	$1.13	$1.18
Discontinued operations	0.04	(0.01)	0.09	0.03
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	$0.60	$0.59	$1.22	$1.21
Diluted net income (loss) per share:
Income from continuing operations, before accounting change	$0.53	$0.58	$1.05	$1.13
Discontinued operations	0.04	(0.01)	0.08	0.03
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	$0.57	$0.57	$1.13	$1.16

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares. The number of options excluded from the quarterly calculation was 5 million and 24 million at June 30, 2006 and 2005, respectively. For six months ended June 30, 2006 and 2005, the number of options excluded was 4 million and 25 million, respectively.

6.                                       Comprehensive Income

The components of comprehensive income, net of tax, for the three and six month ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2006	2005	2006	2005
Net income	$193	$191	$391	$391
Net derivative gains (losses)	8	(16)	8	(29)
Net unrealized investment gains (losses)	(12)	39	(43)	19
Net foreign exchange gains (losses)	106	(84)	131	(186)
Comprehensive income	$295	$130	$487	$195

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	June 30, 2006	December 31, 2005
Net derivative losses	$(3)	$(11)
Net unrealized investment gains	9	52
Net foreign exchange translation	12	(119)
Net additional minimum pension liability	(1,077)	(1,077)
Accumulated other comprehensive loss	$(1,059)	$(1,155)

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

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, and premium financing. The Consulting segment provides a full range of human capital management services delivered predominantly to corporate clientele utilizing seven major practices: employee benefits, human resource outsourcing, compensation, management consulting, communications, strategic human resource consulting and financial advisory and litigation consulting services. The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages and select property and casualty insurance products. Corporate and Other segment revenue consists primarily of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities, and income and losses on disposals of securities not otherwise included in the operating segments. Corporate and Other segment general expenses include administrative and certain information technology costs.

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

Revenue from continuing operations for Aon’s segments is as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2006	2005	2006	2005
Risk and Insurance Brokerage Services	$1,395	$1,334	$2,788	$2,686
Consulting	309	315	617	624
Insurance Underwriting	556	511	1,107	1,016
Corporate and Other	18	3	15	30
Intersegment revenues	(13)	(15)	(32)	(30)
Total	$2,265	$2,148	$4,495	$4,326

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

	Risk and Insurance				Insurance
Three months ended June 30:	Brokerage Services		Consulting		Underwriting
(millions)	2006	2005	2006	2005	2006	2005
Revenue
United States	$528	$493	$175	$183	$399	$361
United Kingdom	243	266	56	54	46	47
Continent of Europe	303	289	41	45	36	33
Rest of World	321	286	37	33	75	70
Total revenue	$1,395	$1,334	$309	$315	$556	$511

Income before income tax	$220	$208	$23	$29	$79	$63

	Risk and Insurance				Insurance
Six months ended June 30:	Brokerage Services		Consulting		Underwriting
(millions)	2006	2005	2006	2005	2006	2005
Revenue
United States	$1,034	$922	$340	$357	$788	$712
United Kingdom	464	497	111	103	100	97
Continent of Europe	725	747	93	101	71	70
Rest of World	565	520	73	63	148	137
Total revenue	$2,788	$2,686	$617	$624	$1,107	$1,016

Income before income tax	$469	$448	$53	$55	$135	$117

Selected information for Aon’s Corporate and Other segment follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2006	2005	2006	2005
Revenue:
Income (loss) from change in fair value of Endurance warrants	$—	$(1)	$(17)	$15
Income from other investments	17	11	37	23
	17	10	20	38
Limited partnership investments	1	—	1	1
Net loss on disposals and related expenses:
Impairment write-downs	(2)	(4)	(2)	(6)
Other	2	(3)	(4)	(3)
	—	(7)	(6)	(9)
Total revenue	18	3	15	30
Expenses:
Compensation and benefits	11	10	19	16
Other general expenses	19	16	34	29
Interest expense	34	31	65	65
Total expenses	64	57	118	110
Loss before income tax	$(46)	(54)	$(103)	$(80)

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

The changes in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2006 are as follows:

	Risk and
	Insurance
	Brokerage		Insurance
(millions)	Services	Consulting	Underwriting	Total
Balance as of December 31, 2005	$3,764	$378	$28	$4,170
Goodwill acquired	86	—	—	86
Goodwill related to disposals	(1)	—	—	(1)
Foreign currency revaluation	133	2	—	135
Balance as of June 30, 2006	$3,982	$380	$28	$4,390
Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” include client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of June 30, 2006
Gross carrying amount	$219	$23	$217	$459
Accumulated amortization	187	20	116	323
Net carrying amount	$32	$3	$101	$136

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of December 31, 2005
Gross carrying amount	$208	$23	$175	$406
Accumulated amortization	175	19	101	295
Net carrying amount	$33	$4	$74	$111

Amortization expense for intangible assets for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $51 million, $28 million, $22 million, $21 million and $17 million, respectively.

9.                                       Restructuring Charges

2005 Restructuring Plan

In 2005, the Company commenced restructuring initiatives that are expected to be completed in 2007 and result in cumulative pretax charges totaling approximately $300 million, including workforce reductions, lease consolidation costs, asset impairments and other expenses necessary to implement the restructuring initiatives. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.

The following is a summary of second quarter and six months 2006, as well as inception to date restructuring and related expenses by type incurred and the estimated total to be incurred through the end of the restructuring initiative:

(millions)	Second quarter 2006	Six months 2006	Inception to date	Estimated Total
Workforce reduction	$7	$32	$148	$187
Lease consolidation	7	12	32	64
Asset impairments	1	2	19	25
Other related expenses	4	6	11	24
Total restructuring and related expenses	$19	$52	$210	$300

The following is a summary of restructuring and related expenses incurred and estimated to be incurred, by segment, through the end of the restructuring initiative:

(millions)	Second quarter 2006	Six months 2006	Inception to date	Estimated Total
Risk and Insurance Brokerage Services	$17	$43	$186	$266
Consulting	2	8	16	26
Insurance Underwriting	—	—	3	3
Corporate and Other	—	1	5	5
Total restructuring and related expenses	$19	$52	$210	$300

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at January 1, 2005	$—
Expensed in 2005	141
Cash payments in 2005	(23)
Foreign currency revaluation	(2)
Balance at December 31, 2005	$116
Expensed in 2006	55
Credit to expense in 2006	(4)
Change in estimated liability	(85)
Foreign currency revaluation	1
Balance at June 30, 2006	$83

Restructuring Charges – Prior Years

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (A&A) and Bain Hogg. During the second quarter and six months 2006, Aon made payments of $1 million and $3 million, respectively, for these liabilities. The remaining liability of $24 million is primarily for lease abandonments and is being paid out over several years, as planned.

Aon’s unpaid liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

10.                                 Capital Stock

During the first six months of 2006, Aon issued 2,287,000 new shares of common stock for employee benefit plans and 238,000 shares in connection with the employee stock purchase plan. In addition, Aon reissued 2,531,000 shares of treasury stock for employee benefit programs.

In November 2005, Aon announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital. Any repurchased shares will be available for use in connection with employee stock plans and for other corporate purposes. The Company repurchased approximately 5.6 million shares at a cost of $221 million in second quarter 2006. For the first six months of 2006, approximately 11.8 million shares were repurchased at a cost of $468 million.

There are also 22.4 million shares of common stock held in treasury at June 30, 2006 which are restricted as to their reissuance.

11.                                 Disposal of Operations

Discontinued Operations

In June 2006, Aon reached a definitive agreement to sell its warranty and credit operations, Aon Warranty Group (“AWG”), which was previously included in the Insurance Underwriting segment, to Warrior Acquisition Corp., an affiliate of Onex Corporation, for approximately $710 million. The disposition is subject to various closing conditions, including receipt of certain required regulatory approvals, and is expected to be completed in the fourth quarter of 2006. Operating results, including related Corporate and Other segment investment income, have been reclassified to discontinued operations for the quarter and six months ended June 30, 2006 and 2005.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Aon has reclassified the assets and liabilities of this operation to assets held-for-sale and liabilities held-for-sale, respectively, in the June 30, 2006 and December 31, 2005 condensed consolidated statements of financial position. Goodwill has been allocated to AWG based on an estimate of its fair value compared to the fair value of the reporting unit in which it was previously included. The Company does not expect a pretax loss from the sale of AWG.

The assets and liabilities reclassified are as follows:

	Balance as of
	June 30,	December 31,
(millions)	2006	2005
Investments	$1,946	$1,802
Receivables	408	407
Deferred policy acquisition costs	751	663
Goodwill and other intangible assets	223	225
Property and equipment and other assets	670	686
Total Assets	$3,998	$3,783
Policy liabilities	$2,965	$2,694
General expenses and other liabilities	391	451
Total Liabilities	$3,356	$3,145

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

As of June 30, 2006, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. Such liabilities amounted to $4 million, net of reinsurance recoverables and other assets of $77 million. The insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures. Although these liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of all these businesses are classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2006	2005	2006	2005
Revenues:
AWG	$310	$308	$603	$594
Swett	—	60	—	105
Other	—	2	—	4
Total	$310	$370	$603	$703

Pretax income:
Operations:
AWG	$21	$23	$47	$39
Swett	—	23	—	26
Other	(1)	—	(1)	—
	20	46	46	65
Gain (loss) on sale—other	—	(3)	1	(3)
Total	$20	$43	$47	$62

After-tax income (loss):
Operations	$12	$—	$29	$12
Sale	—	(2)	(1)	(2)
Total	$12	$(2)	$28	$10

12.                                 Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) Three months ended June 30:	2006	2005	2006	2005
Service cost	$17	$15	$1	$1
Interest cost	25	24	1	1
Expected return on plan assets	(29)	(23)	—	—
Amortization of prior service cost	—	—	—	(1)
Amortization of net loss	12	12	—	—
Net periodic benefit cost	$25	$28	$2	$1

	Pension Benefits		Other Benefits
(millions) Six months ended June 30:	2006	2005	2006	2005
Service cost	$33	$31	$1	$2
Interest cost	50	47	2	2
Expected return on plan assets	(57)	(46)	—	—
Amortization of prior service cost	—	—	—	(1)
Amortization of net loss	23	20	—	—
Net periodic benefit cost	$49	$52	$3	$3

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located primarily in the U.K. and The Netherlands:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
(millions)	2006	2005	2006	2005
Service cost	$17	$15	$32	$31
Interest cost	54	50	107	101
Expected return on plan assets	(56)	(46)	(110)	(94)
Amortization of net loss	22	18	44	36
Net periodic benefit cost	$37	$37	$73	$74

Employer Contribution

As previously disclosed in its 2005 financial statements, Aon currently expects to contribute $6 million in 2006 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $4 million to fund other postretirement benefit plans. As of June 30, 2006, contributions of $2 million have been made to the U.S. pension plans and $2 million to other postretirement benefit plans.

Aon previously disclosed in its 2005 financial statements that it expected to contribute $180 million in 2006 to its major international defined benefit pension plans. Based on current rules and assumptions, Aon now plans to contribute approximately $350 million to its major international defined pension plans during 2006. As of June 30, 2006, $264 million has been contributed. This amount includes contributions of 4.1 million Endurance warrants, valued at $73 million, $34 million of notes issued by PEPS I, and convertible preferred stock in Scandent Holdings Maturities Limited, received as part of the sale proceeds of Cambridge Integrated Services Group, valued at $58 million.

13.                                 Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss as of June 30, 2006.

	Investment Grade
		6 -12
($ in millions)	0-6 Months	Months	> 12 Months	Total

FIXED MATURITIES
U.S. government & agencies
# of positions	14	32	14	60
Fair Value	$25	$116	$61	$202
Amortized Cost	26	121	63	210
Unrealized Loss	(1)	(5)	(2)	(8)
States & political subdivisions
# of positions	13	12	3	28
Fair Value	$30	$17	$—	$47
Amortized Cost	31	17	—	48
Unrealized Loss	(1)	—	—	(1)
Foreign government
# of positions	81	62	20	163
Fair Value	$569	$461	$99	$1,129
Amortized Cost	579	477	103	1,159
Unrealized Loss	(10)	(16)	(4)	(30)
Corporate securities
# of positions	137	328	94	559
Fair Value	$244	$504	$176	$924
Amortized Cost	253	532	185	970
Unrealized Loss	(9)	(28)	(9)	(46)
Mortgage & asset backed securities
# of positions	74	231	104	409
Fair Value	$106	$178	$60	$344
Amortized Cost	107	187	63	357
Unrealized Loss	(1)	(9)	(3)	(13)

TOTAL FIXED MATURITIES
# of positions	319	665	235	1,219
Fair Value	$974	$1,276	$396	$2,646
Amortized Cost	996	1,334	414	2,744
Unrealized Loss	(22)	(58)	(18)	(98)

% of Total Unrealized Loss	22%	58%	18%	98%

	Non-Investment Grade
		6 -12
	0-6 Months	Months	> 12 Months	Total
EQUITIES
# of positions	2	—	—	2
Fair Value	$34	$—	$—	$34
Amortized Cost	36	—	—	36
Unrealized Loss	(2)	—	—	(2)

% of Total Unrealized Loss	2%	0%	0%	2%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade. Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $98 million gross unrealized loss at June 30, 2006, and is subject to interest rate, market, and credit risks. No single position had an unrealized loss greater than $6 million. With a carrying value of $2,802 million at June 30, 2006, Aon’s total fixed-maturity portfolio is approximately 99% investment grade based on market value. Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non-publicly-traded fixed maturity portfolio had a carrying value of $192 million, including $25 million in notes issued by PEPS I to Aon. In 2006, Aon, via its U.K. subsidiary, contributed $34 million of PEPS I notes to one of its U.K. pension plans. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had $2 million of unrealized losses at June 30, 2006, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon reviews invested assets with material unrealized losses each quarter. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Aon’s 2005 Annual Report on Form 10-K for further information.

14.                                 Notes Payable

In April 2006, an indirect wholly-owned subsidiary of Aon issued CAD 375 million (US $334 million at June 30, 2006 exchange rates) of 5.05% senior unsecured debentures due in April 2011. The principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon. The net proceeds from the offering were used to repay outstanding indebtedness under the Company’s €650 million (US $818 million at June 30, 2006 exchange rates) Euro credit facility.

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

Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states. As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999. On March 9, 2005, the Court gave preliminary approval to a nationwide class action settlement within the $40 million reserve established in the fourth quarter of 2004. The Court granted final approval to the settlement in March 2006. Parties that objected to the settlement have appealed.

Beginning in June 2004, a number of other putative class actions were filed against Aon and other companies by purported classes of clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act theories. These actions are currently pending at early stages in state court in California and in federal court in New Jersey. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

With respect to the various class actions that have been filed, we are unable to estimate a range of possible losses, as these actions have not yet progressed to the stages where damages can be estimated.

In May 2005, the Office of the U.S. Attorney for the Southern District of New York and the Securities and Exchange Commission sent to Aon subpoenas seeking information relevant to these agencies’ industry-wide investigations of finite risk insurance. Aon is fully cooperating with these investigations. Because this is an industry-wide investigation, and there is no indication at this time that Aon will incur any liability in connection with the investigation, Aon is unable at this time to provide an estimate of any possible losses.

In February 2006, Lloyds announced that it had brought suit in London against Benfield and a subsidiary of Aon to recover alleged losses relating to these brokers’ placement of insurance for Lloyds’s New Central Fund. Lloyds alleges that its brokers did not fairly present the risk to reinsurers and thus that the brokers should be held liable for reinsurers’ failure to pay approximately ₤325 million ($593 million based on June 30, 2006 exchange rate) in claims. Aon disputes Lloyds’s allegations, believes that it has meritorious defenses and intends to vigorously defend itself against Lloyds’s claims. Because the lawsuit is at a very early stage and Aon has only recently begun to undertake its defense, Aon is unable at this time to provide an estimate of a range of possible losses.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections. First, key recent events are described that have affected or will affect our financial results during 2006. Next, we discuss our critical accounting policies with respect to the implementation of the new accounting pronouncements on share-based payments and the potential impact of the FASB’s proposed changes to pension accounting rules. We then review our consolidated results and segments with comparisons from second quarter and six months 2006 to the corresponding periods in 2005. We then cover our financial condition and liquidity along with related disclosures as well as information on our off balance sheet arrangements. The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Sale and Strategic Analysis of Certain Businesses

Restructuring and Other Business Reorganization Initiatives

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

Short-term Borrowings and Notes Payable

Stockholders’ Equity

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Key Recent Events

Sale and Strategic Analysis of Certain Businesses

Warranty Business

In June 2006, Aon reached a definitive agreement to sell its warranty and credit operations, Aon Warranty Group (“AWG”) which was previously included in our Insurance Underwriting segment, to Warrior Acquisition Corp., an affiliate of Onex Corporation, for approximately $710 million. The disposition is subject to various closing conditions, including receipt of certain required regulatory approvals, and is expected to be completed in the fourth quarter of 2006. The operating results of this business, including related Corporate and Other segment investment income, have been reclassified to discontinued operations for the quarter and six month periods ending June 30, 2006 and 2005 (see “Discontinued Operations”).

Aon continues to explore strategic options with respect to one of its specialty property and casualty businesses, Construction Program Group, which was not included in the AWG transaction. We are no longer writing any new business for the remainder of our specialty property and casualty businesses.

See Note 11 to the condensed consolidated financial statements, “Disposal of Operations,” for further information.

Restructuring and Other Business Reorganization Initiatives

We continue to execute and refine the restructuring initiatives announced in 2005 with the purpose of maximizing our revenue potential and eliminating unnecessary costs. The identified restructuring initiatives are expected to result in cumulative pretax charges totaling approximately $300 million over a three-year period. Through June 30, 2006 we incurred $210 million of expenses relating to these efforts. The restructuring expenses are composed of workforce reductions, lease consolidations, asset impairments, and other related expenses. We expect the remaining expenses to affect our continuing operations through the end of 2007. We anticipate that these initiatives will lead to annualized pre-tax savings of at least $195 million by 2008. The cost and savings estimates may change as actual results become known and we finalize restructuring opportunities.

The 2005 Restructuring Plan is expected to result in the elimination of 2,400 job positions and space consolidation in certain locations. When offices close we recognize losses on subleases or lease buy-outs; such situations may also trigger asset impairments. The following is a summary of restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative:

	Actual
	Full	First	Second	Year-	Estimated (1)
(millions)	Year 2005	Quarter 2006	Quarter 2006	to-date 2006	Remainder of 2006	2007	Total
Costs By Type:
Workforce reduction	$116	$25	$7	$32	$32	$7	$187
Lease consolidation	20	5	7	12	22	10	64
Asset impairments	17	1	1	2	6	—	25
Other related expenses	5	2	4	6	9	4	24
Total	$158	$33	$19	$52	$69	$21	$300

Estimated Savings	$5	$18	$29	$47	$59	$171	$195

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

Year-to-date, restructuring and related expenses amounted to $52 million, which include:

•                  $32 million year-to-date in workforce reduction costs.

•                  $12 million in lease consolidation costs, reflecting leases terminated or abandoned in the U.S. and the U.K.

•                  $2 million of asset impairments attributable to leasehold impairment write-downs on abandoned leases.

•                  $6 million in other related expenses, which represent fees paid to outside parties for work related to the restructuring.

Below is a detail of the restructuring and related expense by segment:

	Actual			Estimated
	First Quarter	Second Quarter	Inception to Date	Remainder of 2006	2007	Total
Risk and Insurance Brokerage Services	$26	$17	$186	$66	$14	$266
Consulting	6	2	16	3	7	26
Underwriting	—	—	3	—	—	3
Corporate	1	—	5	—	—	5
Total	$33	$19	$210	$69	$21	$300

The following table details the restructuring and related expenses incurred in 2005 and first half of 2006 and estimated for the remainder of 2006 and 2007 by geographic region:

	United	United	Continent	Rest of
Costs By Region:	States	Kingdom	of Europe	World	Total
2005 (incurred)	$28	$92	$30	$8	$158

1st Quarter 2006 (incurred)	12	13	5	3	33
2nd Quarter 2006 (incurred)	3	15	—	1	19
Remainder of 2006 (estimated)	15	36	14	4	69
2006 (estimated)	30	64	19	8	121
2007 (estimated)	16	2	2	1	21
Total incurred and remaining estimated	$74	$158	$51	$17	$300

In addition to these actions, we are exploring additional initiatives that will likely be decided upon during the second half of 2006, which may result in an increase in estimated restructuring costs and related savings.

Stock Repurchase Program

In November 2005, we announced a $1 billion stock repurchase program. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital. Any repurchased common stock will be available for use in connection with employee stock plans and for other corporate purposes. Through June 30, 2006 we repurchased approximately 12.4 million shares at a cost of $493 million under the stock repurchase program.

U.K. Pension Contributions

In first quarter 2006, we contributed cash and certain financial investments valued at approximately $227 million to our U.K. pension plans. Included in the contribution were part of our holdings in PEPS I notes, investment in Endurance warrants, and our investment in Scandent Holdings Maturities Limited (“Scandent”), received as part of the sale of Cambridge Integrated Services Group, valued at $58 million. Our year-to-date Corporate and Other segment investment income includes a $17 million decrease in the fair value of the Endurance warrants prior to their contribution on March 31. The year-to-date results of our Risk and Insurance Brokerage Services segment includes a realized gain recognized on the contribution of our investment in Scandent of $35 million.

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

Prior to the adoption of Statement No. 123(R), Aon accounted for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25 as allowed under Statement No. 123. Under the intrinsic value method, no stock-based compensation expense was recognized in the condensed consolidated statements of income other than for restricted stock units, because the exercise price of Aon’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.

Aon adopted Statement No. 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of Statement No. 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Aon’s pro forma information required under Statement No. 123 for the periods prior to 2006, Aon accounted for forfeitures on restricted stock units as they occurred, but estimated forfeitures on stock options.

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

Included in Aon’s second quarter and year-to-date compensation and benefits expense is $6 million and $13 million, respectively, of expense related to the amortization of stock options with no corresponding amount recorded in 2005. Included in year-to-date cumulative effect of a change in accounting principle is an after-tax positive impact of $1 million reflecting the beneficial impact of estimating forfeitures.

Proposed Accounting Standard on Pension Accounting

In March 2006, the FASB issued an Exposure Draft of Statement No. 132(R), Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). The proposed standard would require balance sheet recognition of the funded status of defined benefit postretirement plans, including pension plans. The proposal would also require companies to measure plan assets and obligations as of the date of the year-end financial statements. If Aon had adopted this Exposure Draft as it is currently written as of December 31, 2005, the total impact from the Company’s material plans would have been to reduce the Company’s stockholders’ equity by approximately $500 million. Changes to plan assumptions (e.g. discount rates) will impact this amount.

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

Consolidated Results

The following table and commentary provide selected consolidated financial information.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2006	2005	Change	2006	2005	Change
Revenue:
Brokerage commissions and fees	$1,657	$1,610	3%	$3,277	$3,236	1%
Premiums and other	522	482	8	1,041	957	9
Investment income	86	56	54	177	133	33
Total consolidated revenue	2,265	2,148	5	4,495	4,326	4

Expenses:
Compensation and benefits	1,136	1,081	5	2,237	2,167	3
General expenses	471	471	—	946	910	4
Benefits to policyholders	292	258	13	581	520	12
Depreciation and amortization	55	59	(7)	110	121	(9)
Interest expense	34	31	10	65	65	—
Provision for New York and other state settlements	1	2	(50)	2	3	(33)
Total expenses	1,989	1,902	5	3,941	3,786	4
Income from continuing operations before provision for income tax	$276	$246	12%	$554	$540	3%
Pretax margin-continuing operations	12.2%	11.5%		12.3%	12.5%
Revenue

Brokerage commissions and fees increased by $47 million or 3% from second quarter 2005. Year-to-date revenue increased $41 million or 1% from the comparable 2005 period. The growth in both comparable periods was primarily driven by second quarter organic revenue growth in Brokerage-Americas of 5%, mostly driven by our U.S. retail business, and growth in Affinity and Latin America.

Underwriting premiums increased $40 million or 8% from second quarter 2005 and $84 million or 9% on a year-to-date basis, driven by strong growth in a supplemental health product.

Investment income increased $30 million or 54% from second quarter 2005 and $44 million or 33% on a year-to-date basis. The second quarter increase was primarily driven by higher interest rates and the year-to-date increases were driven by the $35 million gain related to our U.K. pension plan contribution, increased interest rates and the movement to longer-term, higher-yield investments. Partially offsetting the impact of these items was a decrease of $17 million in the fair value of our investment in Endurance warrants on a year-to-date basis in 2006, compared with an increase of $15 million on those warrants on a year-to-date basis in 2005.

Expenses

Total expenses, including restructuring and related expenses, increased $87 million or 5% from second quarter 2005. On a year-to-date basis, total expenses, including restructuring, increased $155 million or 4%.

On a quarterly basis, compensation and benefits increased $55 million or 5% over the prior year, driven by $7 million of restructuring related expenses and $6 million of stock option expense, both with no corresponding expense in 2005, higher incentive compensation, and $7 million due to acquisitions, partially offset by restructuring savings.

On a year-to-date basis compensation and benefits increased $70 million or 3%, driven by $32 million of restructuring related expenses and $13 million of stock option expense, both with no corresponding expense in 2005, and higher incentive compensation, partially offset by restructuring savings.

Other general expenses of $471 million were consistent with 2005 on a quarterly basis and $36 million or 4% higher on a year-to-date basis. The increase on a year-to-date basis was driven by $18 million of restructuring related expenses in 2006 with no corresponding amounts in 2005 and higher legal expenses in the first quarter.

Benefits to policyholders increased $34 million or 13% on a quarterly basis and $61 million or 12%  on a year-to-date basis, in line with the growth in our underwriting business.

Depreciation and amortization decreased $4 million for the quarter and $11 million or 9% for six months, primarily due to $27 million of asset impairments and write-downs throughout 2005, which reduced 2006 depreciation because of a lower property base.

Income from Continuing Operations Before Provision for Income Tax and Cumulative Effect of a Change in Accounting Principle

On a quarterly basis, income from continuing operations, before provision for income tax and the cumulative effect of a change in accounting principle, increased $30 million to $276 million in second quarter 2006, as compared to $246 million for second quarter 2005. The increase is attributable to organic revenue growth in the Risk and Insurance Brokerage Services and Insurance Underwriting segments, partially offset by restructuring expenses, stock option expense and higher incentives.

On a year-to-date basis, income from continuing operations, before provision for income tax and the cumulative effect of a change in accounting principle, increased $14 million to $554 million in 2006, as compared to $540 million for 2005. The increase is attributable to organic revenue growth in the Risk and Insurance Brokerage Services and Insurance Underwriting segments, a gain from the contribution of an investment to the U.K. pension plan, and higher investment income, partially offset by restructuring expenses, the first quarter mark-to-market adjustments of our former investment in Endurance warrants, unfavorable foreign exchange, stock option expense and higher incentives.

Income Taxes

The effective tax rate for continuing operations was 34.4% and 21.5% for the second quarters ended June 30, 2006 and 2005, respectively, and 34.7% and 29.4% for the first half 2006 and 2005, respectively. The effective tax rate for the second quarter and six months 2006 reflects the geographic distribution of earnings and lower tax rates in certain countries. The comparable rates for 2005 were impacted by favorable resolution of certain tax matters.

Income from Continuing Operations

Income from continuing operations before accounting change for second quarter 2006 and 2005 was $181 million and $193 million, respectively. Basic and diluted income per share in 2006 was $0.56 and $0.53, versus $0.60 and $0.58, respectively, in 2005. Income from continuing operations in 2006 included hedging losses of $0.01 per share and currency translation gains of $0.01 per share.

Income from continuing operations before accounting change for the first half of 2006 and 2005 was $362 million and $381 million, respectively. Basic and diluted income per share in 2006 was $1.13 and $1.05, versus $1.18 and $1.13, respectively, in 2005. Income from continuing operations included hedging and currency translation losses of $0.01 each per share in 2006.

Discontinued Operations

Second quarter income from discontinued operations was $12 million in 2006 ($0.04 per both basic and diluted share) versus a loss of $2 million in 2005 (($0.01) per both basic and diluted share). For the first half of 2006 and 2005, income from discontinued operations was $28 million ($0.09 and $0.08 per basic and diluted share, respectively), and $10 million ($0.03 per both basic and diluted share). Discontinued operations principally include our Warranty business for all periods and our Swett operation in 2005. Results in 2005 were impacted by unfavorable deferred tax adjustments.

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

The following table and commentary provide selected financial information on the operating segments.

	Second quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(millions)	2006	2005	2006	2005
Operating segment revenue: (1) (2)
Risk and Insurance Brokerage Services	$1,395	$1,334	$2,788	$2,686
Consulting	309	315	617	624
Insurance Underwriting	556	511	1,107	1,016
Income before income tax:
Risk and Insurance Brokerage Services	$220	$208	$469	$448
Consulting	23	29	53	55
Insurance Underwriting	79	63	135	117
Pretax Margins:
Risk and Insurance Brokerage Services	15.8%	15.6%	16.8%	16.7%
Consulting	7.4%	9.2%	8.6%	8.8%
Insurance Underwriting	14.2%	12.3%	12.2%	11.5%

(1)          Intersegment revenues of $13 million and $15 million were included in second quarter 2006 and 2005, respectively.

(2)          Intersegment revenues of $32 million and $30 million were included in six months 2006 and 2005, respectively.

The following chart reflects investment income earned by the operating segments, which is included in the foregoing results.

	Second quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(millions)	2006	2005	2006	2005
Risk and Insurance Brokerage Services	$40	$28	$106	$53
Consulting	1	1	3	2
Insurance Underwriting	27	24	53	48

•                  Risk and Insurance Brokerage investment income increased $12 million on a quarterly and $53 million on a year-to-date basis. The increase in the quarterly income was driven by higher interest rates and the year-to-date increase was principally from the contribution of the Scandent preferred stock investment to a U.K. pension plan, which resulted in a gain of $35 million. The remaining year-to-date increase was also caused by increased investment balances and higher interest rates.

•                  Consulting investment income was marginally higher because of higher interest rates.

•                  Insurance underwriting investment income increased $3 million on a quarterly basis and $5 million on a year-to-date basis, primarily because of higher interest rates.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry. According to the rankings in Business Insurance, Aon is now the world’s largest insurance broker, based on pure brokerage operations.

Changes in insurance premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. More specifically, lower premium rates, or a “soft market,” generally result in lower commission revenues.

Risk and Insurance Brokerage Services generated approximately 62% of Aon’s total operating segment revenues for both the second quarter and first half of 2006. Revenues are generated primarily through:

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

•                  Risk Management and Insurance Brokerage—International (Brokerage—International) offers similar products and services to the rest of the world not included in Brokerage—Americas.

•                  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization and evaluate and mitigate catastrophic loss exposures worldwide.

Revenue

These charts detail Risk and Insurance Brokerage Services revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Second quarter ended June 30,	2006	2005	Change	Impact	& Transfers	Other	Growth

Brokerage—Americas	$591	$539	10%	2%	3%	—%	5%
Brokerage—International	590	592	—	(1)	2	—	(1)
Reinsurance	214	203	5	(1)	(3)	4	5
Total revenue	$1,395	$1,334	5%	—%	2%	1%	2%

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Six months ended June 30,	2006	2005	Change	Impact	& Transfers	Other	Growth

Brokerage—Americas	$1,121	$991	13%	1%	2%	5%	5%
Brokerage—International	1,207	1,252	(4)	(4)	1	(1)	—
Reinsurance	460	443	4	(2)	—	4	2
Total revenue	$2,788	$2,686	4%	(2)%	2%	2%	2%

Brokerage—Americas revenue increased $52 million or 10% on a quarterly basis and $130 million or 13% on a year-to-date basis. Organic revenue in Brokerage—Americas rose 5% on both a quarterly and year-to-date basis, primarily driven by our U.S. retail business, and growth in Affinity and Latin America. Our year-to-date revenue increase was also a result of the $35 million gain related to the contribution of our investment in Scandent preferred stock to a U.K. pension plan.

Brokerage—International decreased $2 million on a quarterly basis and $45 million on a year-to-date basis. For both the quarter and six months, growth in Continental Europe, Asia and Australia was offset by weakness in the U.K. The year-to-date comparison was negatively impacted by the stronger dollar. Brokerage—International organic revenue declined 1% on a quarterly basis and was flat on a year-to-date basis reflecting changes in the model for compensation from underwriters in the U.K. and the negative impact of soft market conditions.

Reinsurance revenue increased $11 million or 5% on a quarterly and $17 million or 4% on a year-to-date basis. Reinsurance organic revenue increased 5% in the quarter and 2% on a year-to-date basis reflecting growth in the Americas and Asia driven by new business and improved pricing, partially offset by the impact of higher risk retention by clients and weaker pricing in the U.K. and European markets.

This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2006	2005	Change	2006	2005	Change

United States	$528	$493	7%	$1,034	$922	12%
United Kingdom	243	266	(9)	464	497	(7)
Continent of Europe	303	289	5	725	747	(3)
Rest of World	321	286	12	565	520	9
Total revenue	$1,395	$1,334	5%	$2,788	$2,686	4%

•                  Strong organic growth in the United States and higher investment income drove the improvement in revenue for both periods. In addition, our year-to-date revenue increase was a result of the $35 million gain related to the contribution of our investment in Scandent preferred stock to a U.K. pension plan.

•                  The U.K. revenue decline of 9% for the quarter and 7% on a year-to-date basis reflects soft market conditions and changing price structures.

•                  Continent of Europe was up 5% for the quarter, reflecting an increase in organic revenue growth. The year-to-date decline was driven primarily by the negative impact of foreign exchange.

•                  The Rest of Word revenue was up for both periods reflecting strong organic growth in emerging markets in Latin America and Asia.

Income Before Income Tax

Second quarter pretax income increased 6% to $220 million from $208 million in 2005, driven by organic revenue growth and higher investment income, partially offset by restructuring costs.

Six months pretax income increased 5% to $469 million from $448 million in 2005. The increase is attributable to organic revenue growth and the gain from the contribution of our Scandent preferred stock investment to the U.K. pension plan, partially offset by restructuring costs.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations. This segment:

•                  provides a full range of human capital management services, from employee benefits to compensation consulting, and

•                  generated 14% of Aon’s total operating segment revenue for both the second quarter and six months 2006.

We review our revenue results using the following sub-segments:

•                  Consulting services, which provide consulting services in six major practice areas:

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

6.               Financial Advisory and Litigation Consulting provides consulting services including white-collar and financial statement investigation, securities litigation, financial due diligence, financial valuation services and other related specialties.

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

Revenue

These charts detail Consulting revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Second quarter ended June 30,	2006	2005	Change	Impact	& Transfers	Other	Growth

Consulting services	$237	$244	(3)%	—%	(5)%	1%	1%
Outsourcing	72	71	1	1	2	(2)	—
Total revenue	$309	$315	(2)%	—%	(3)%	—%	1%

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Six months ended June 30,	2006	2005	Change	Impact	& Transfers	Other	Growth

Consulting services	$475	$484	(2)%	(1)%	(4)%	—%	3%
Outsourcing	142	140	1	(1)	3	(3)	2
Total revenue	$617	$624	(1)%	(1)%	(3)%	1%	2%

•                  Consulting Services revenue declined 3% and 2% for the quarter and first six months, respectively, reflecting the transfer of certain small units to the Risk and Insurance Brokerage Services segment. Organic revenue growth was 1% on a quarterly and 3% on a year-to-date basis reflecting growth in compensation consulting and the recently established Financial Advisory and Litigation Consulting unit.

•                  Outsourcing organic revenue growth for the quarter was flat, while year-to-date rose 2% reflecting the positive impact of a U.K. acquisition, somewhat offset by lower U.S. business. AT&T, which is our largest outsourcing client, has informed us that they are terminating many services in a contract with us as of the end of 2006, though they will remain a significant client of Aon Consulting. The outsourcing contract to be terminated by AT&T accounts for approximately 30% of the outsourcing subsegment’s annual revenue.

This chart details Consulting revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2006	2005	Change	2006	2005	Change

United States	$175	$183	(4)%	$340	$357	(5)%
United Kingdom	56	54	4	111	103	8
Continent of Europe	41	45	(9)	93	101	(8)
Rest of World	37	33	12	73	63	16
Total revenue	$309	$315	(2)%	$617	$624	(1)%

For both periods:

•                  The U.S. revenue decline was primarily caused by reduced outsourcing business triggered by the loss of clients and the transfer out of certain small units, partially offset by Financial Advisory and Litigation Consulting revenue and increases in compensation consulting.

•                  United Kingdom revenue rose 4% on a quarterly basis and is up 8% on a year-to-date basis principally due to increased pension consulting work which was driven by new U.K. pension rules.

•                  The improvement in Rest of World for both periods reflects organic revenue growth. The decline in Continent of Europe reflects lower revenues and, on a year-to-date basis, the impact of foreign currency.

Income Before Income Tax

Second quarter 2006 pretax income was $23 million compared to $29 million in 2005. Pretax margins were 7.4% and 9.2% for 2006 and 2005, respectively. Six months 2006 pretax income was $53 million compared to $55 million in 2005. Pretax margins were 8.6% and 8.8% for 2006 and 2005, respectively. The year over year pretax income and margin decline was principally caused by lower revenue. Restructuring costs and investments made in the Financial Advisory and Litigation Consulting and Global Benefits practices were offset by improved cost controls in other areas of the business.

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

•                  has operations in the United States, Canada, Europe and Asia/Pacific and South America; and

•                  generated 24% of Aon’s total operating segment revenue for both the second quarter and six months of 2006.

In June 2006, we reached agreement to sell our Warranty business. This business administers extended warranty services on automobiles, electronic goods, personal computers and appliances. It also offers extended warranty and credit insurance products that are sold through retailers, automotive dealers, insurance agents and brokers, and real estate brokers. These operations have been reclassed to discontinued operations for all periods presented and are not included in the following discussion. The sale is expected to close by the end of 2006.

We review our revenue results using the following sub-segments:

•                  Accident & Health and Life (AH&L), through which we provide an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation;

•                  Property and Casualty, through which we provide select commercial property and casualty insurance on a limited basis.

Revenue

Written premium and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums and fees.

These charts detail Insurance Underwriting revenue by product sub-segment:

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Second quarter ended June 30,	2006	2005	Change	Impact	All Other	Growth

Accident & health and life	$499	$450	11%	—%	(1)%	12%
Property & casualty	57	61	(7)	—	—	(7)
Total revenue	$556	$511	9%	—%	(1)%	10%

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Second quarter ended June 30,	2006	2005	Change	Impact	All Other (1)	Growth

Accident & health and life	$980	$890	10%	—%	(1)%	11%
Property & casualty	127	126	1	—	(13)	14
Total revenue	$1,107	$1,016	9%	—%	(2)%	11%

(1) The difference between written and earned premium and fees, as a percentage change, was 0% for accident & health and life, (8)% for property & casualty, and (1)% for total revenue.

In the Accident & Health and Life business, organic revenue grew 12% for the quarter and 11% for six months, primarily driven by strong growth in a supplemental health product.

Property and Casualty decreased $4 million for the quarter due to the decision to curtail certain non-core businesses. The slight improvement on a year-to-date basis is due to an increase in the Construction Program Group, offset by reductions in all other programs.

This chart details Insurance Underwriting revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2006	2005	Change	2006	2005	Change

United States	$399	$361	11%	$788	$712	11%
United Kingdom	46	47	(2)	100	97	3
Continent of Europe	36	33	9	71	70	1
Rest of World	75	70	7	148	137	8
Total revenue	$556	$511	9%	$1,107	$1,016	9%

•                  United States revenue increased $38 million or 11% on a quarterly basis and $76 million or 11% on a year-to-date basis driven by growth in a supplemental health product.

•                  United Kingdom revenue was generally consistent with prior years on a quarterly and year-to-date basis.

•                  Continent of Europe revenue increased 9% on a quarterly basis as a result of organic revenue growth, but was consistent on a year-to-date basis, reflecting the impact of foreign currency rates on six months results.

•                  Rest of World revenue grew $5 million or 7% on a quarterly basis and $11 million or 8% on a year-to-date basis, reflecting improved organic revenue growth.

Income Before Income Tax

Second quarter pretax income rose 25% to $79 million and pretax margins rose to 14.2% from 12.3%. Six months pretax income increased 15% to $135 million and pretax margins rose from 11.5% to 12.2%. The increase in both pretax income and margins reflect improved profitability in A&H and Life and higher investment income.

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

Corporate and Other segment revenue includes changes in the valuation of Endurance warrants. Through March 31, 2006 we carried our investment in Endurance warrants at fair value and recorded changes in the fair value through the Corporate and Other segment. On March 31, 2006, the investment in Endurance warrants was contributed to our U.K. pension plans.

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

This chart shows the components of Corporate and Other revenue and expenses:

	Second quarter ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(millions)	2006	2005	2006	2005
Revenue:
Income from marketable equity securities and other investments	$17	$10	$20	$38
Limited partnership investments	1	—	1	1
Net loss on disposals and related expenses	—	(7)	(6)	(9)
Total revenue	18	3	15	30

Expenses:
Compensation and benefits	11	10	19	16
General expenses	19	16	34	29
Interest expense	34	31	65	65
Total expenses	64	57	118	110
Loss before income tax	$(46)	$(54)	$(103)	$(80)

Revenue

Corporate segment revenue was $18 million for second quarter 2006 compared to $3 million in the second quarter of 2005. The increase was driven by higher investment balances and interest rates. Year-to-date revenue in 2006 was $15 million, compared to $30 million in 2005. The decrease in revenue reflects the change in fair value of our investment in Endurance warrants, which resulted in a gain of $15 million in 2005 and a loss of $17 million in 2006. As mentioned previously, the warrants were included in our contribution to the U.K. pension plans on March 31, 2006. The decline was partially offset by higher investment balances and interest rates.

Loss Before Income Tax

The pretax loss in the Corporate and Other segment was $46 million compared with a loss of $54 million a year ago, as higher revenue was partially offset by higher consulting fees, interest expense, and costs related to the divestiture of AWG.

The pretax loss for six months was $103 million compared to a pretax loss of $80 million a year ago, reflecting the impact of the Endurance warrants, along with higher general expenses.

FINANCIAL CONDITION & LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the six months ended June 30, 2006 and 2005 are as follows:

(millions) Six months ended June 30,	2006	2005
Insurance Underwriting operating cash flows (including Warranty)	$290	$107
All other operating cash flows	302	243
	$592	$350
Change in funds held on behalf of brokerage and consulting clients	300	200
Cash provided by operating activities	$892	$550

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident & health and life and warranty, credit and property & casualty businesses. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $290 million for 2006, an increase of $183 million compared to 2005. This increase was primarily related to organic revenue growth of 13% compared to -2% in the same period last year (including warranty and credit in both periods). This growth resulted in a significant increase in retained unearned premium reserves. For 2006, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $1,761 million compared to $1,595 million in 2005. Investment and other miscellaneous income received was $107 million and $94 million in 2006 and 2005, respectively. Investment income improved in 2006 due to favorable interest rates and an increase in invested assets.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes. Claims and other cash benefits paid were $741 million in 2006 versus $691 million in 2005. Commissions and general expenses paid were $714 million for 2006, compared to $767 million in 2005. Tax payments for 2006 were $123 million compared to $124 million last year.

We will invest and use operating cash flows to satisfy future benefits to policyholders and when appropriate, make them available to pay dividends to the Aon parent company. During 2006, Combined Insurance Company of America, one of our major underwriting subsidiaries, declared and paid a cash dividend of $95 million to Aon.

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

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $302 million in 2006 compared to $243 million in 2005. These amounts exclude the change in funds held on behalf of clients as described above. The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes. Comparing 2006 to 2005, the net increase in cash from our Risk and Insurance Brokerage Services and Consulting segments and related corporate items of $59 million was primarily influenced by organic revenue growth and a movement to non-cash incentives year over year.

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

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) for:

•                  investing activities of $432 million. The cash flows used by investing activities included purchases of investments, net of sales, of $273 million; acquisitions of subsidiaries, net of divestitures, of $88 million, and capital expenditures, net of disposals, of $71 million.

•                  financing needs of $509 million. Financing uses primarily included cash dividends paid to shareholders of $96 million, debt repayments, net of issuances, of $35 million and net treasury share activity of $424 million.

Financial Condition

Since year-end 2005, total assets increased $2.3 billion to $30.1 billion.

Total investments at June 30, 2006 were $7.4 billion, an increase of $124 million from December 31, 2005. The change is due to an increase in short-term investments held on behalf of clients, offset by a decrease in other investments, which primarily represents the contribution of our Endurance warrants and investment in Scandent preferred stock to our U.K. pension plan. Fixed maturities decreased $18 million during the first six months of 2006 to $2,802 million. Approximately 94% of Aon’s investment portfolio at quarter end was in short-term investments and fixed maturities, with 99% of our fixed maturities rated investment grade.

	Amount Shown
	in Statement	Percentage
	of Financial	of Total
(millions)	Position	Investments

Fixed maturities—available for sale:
US government and agencies	$219	3%
States and political subdivisions	57	1
Debt securities of foreign governments not classified as loans	1,180	16
Corporate securities	914	12
Public utilities	67	1
Mortgage-backed and asset-backed securities	365	5
Total Fixed Maturities	2,802	38

Equity securities—available for sale:
Common stocks	47	1
Non-redeemable preferred stocks	1	—
Total Equity Securities	48	1

Policy loans	58	1
Other long-term investments
PEPS I Preferred Stock	205	2
Other	137	2
Total Other Long Term Investments	342	4
Total Other Investments	400	5

Short-term investments	4,136	56
TOTAL INVESTMENTS	$7,386	100%

Total receivables increased $1.3 billion in the first six months of 2006 primarily the result of the timing of cash receipts and the impact of foreign exchange rates. Insurance premiums payable increased $1.5 billion over the same period. This increase primarily reflects the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

Other assets increased $455 million from December 31, 2005. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes. The increase is principally caused by higher prepaid pension assets.

Policy liabilities increased $57 million, driven by an increase in future policy benefits.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at June 30, 2006 was $2,103 million, a decrease of $9 million from December 31, 2005.

At June 30, 2006, we had a $600 million unused U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings. The facility allows us to issue up to $150 million in letters of credit.

We also have several foreign credit facilities available. At June 30, 2006, we had available to us:

•                  a five-year €650 million ($818 million) multi-currency facility of which $221 million was outstanding at June 30, 2006. See Note 8 to the consolidated financial statements in our 2005 Form 10-K for further discussion of both the U.S. and Euro facilities;

•                  a £37.5 million ($68 million) facility and a 364-day 10 million Canadian dollar ($9 million) facility. The pound sterling facility was recently renewed. This facility now contains the same financial covenants and expiration date as the Euro facility. The Canadian facility expires in September 2006; and

•                  a €20 million ($25 million) open-ended facility.

The major rating agencies’ ratings of our debt at August 1, 2006 appear in the table below.

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

In addition, intercompany notes between Aon Parent and certain of our accident & health and life insurance companies will become payable within 30 days if Aon’s credit rating on its senior long-term debt falls below investment grade.

Stockholders’ Equity

Stockholders’ equity increased $89 million from the fourth quarter 2005 to $5.4 billion. The change was driven primarily by $391 million of net income and an increase in foreign exchange gains, principally offset by $468 million of net treasury stock repurchases.

Accumulated other comprehensive loss decreased $96 million since December 31, 2005. Net unrealized investment gains decreased by $43 million over year-end 2005. Net foreign exchange translation increased by $131 million because of the strengthening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.

Our total debt as a percentage of total capital was 28.1% at June 30, 2006. This is compared to our total debt as a percentage of total capital of 28.5% at year-end 2005.

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

Premium Financing

Certain of our U.S., U.K., Canadian and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under Statement No. 140. These sales involve special purpose entities (“SPEs”), which are considered qualified special purpose entities (“QSPEs”) according to Statement No. 140 and multi-seller, non-qualified bank commercial paper conduit SPEs (“Bank SPEs”) that are variable interest entities according to FIN 46. Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon’s subsidiaries).

We have analyzed qualitative and quantitative factors related to our subsidiaries’ interests in the Bank SPEs and have determined that these subsidiaries are not the sponsors of the Bank SPEs. Additionally, independent third parties:

•                  have made substantial equity investments in the Bank SPEs

•                  have voting control of the Bank SPEs

•                  generally have the risks and rewards of ownership of the assets of the Bank SPEs.

Thus, we have concluded that non-consolidation of the Bank SPEs remains appropriate in accordance with FIN 46 given that our subsidiaries do not have significant variable interests.

Through the securitization agreements we, or one of our QSPEs, sell undivided interests in specified premium finance agreements to the Bank SPEs. The aggregate amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to $1.8 billion. The Bank SPEs had advanced $1.5 billion and $1.8 billion, at June 30, 2006 and December 31, 2005, respectively. Additional advances are available as additional eligible premium finance agreements are sold to the Bank SPEs and collections (administered by Aon) on previously sold agreements reduce available advances.

We record at fair value our retained interest in the sold premium finance agreements, and report it in insurance brokerage and consulting services receivables in the condensed consolidated statements of financial position. We also retain servicing rights for sold agreements and earn servicing fee income over the servicing period. The servicing fees are included in the gain/loss calculation. At June 30, 2006 and 2005, the fair value of the servicing rights approximates the estimated costs to service the receivables and accordingly, we have not recorded any servicing assets or liabilities related to this servicing activity.

We estimate fair value by discounting estimated future cash flows from the servicing rights and servicing costs using:

•                  discount rates that approximate current market rates

•                  expected future prepayment rates.

The Bank SPEs bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves, which we formerly guaranteed. During 2005, we eliminated the percentage guarantee for all facilities, replacing it with other collateral enhancements.

All but the Australian facility require Aon to maintain consolidated net worth, as defined, of at least $2.5 billion, and:

•                  consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated net interest of at least 4 to 1

•                  consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

We intend to renew the conduit facilities when they expire. If there were adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements, following the appropriate accounting standards.

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

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies had been required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested. These fixed-maturity securities are rated below investment grade. Beginning in July 2004, Aon Parent assumed this responsibility. Commitments of $1 million were funded in 2006. As of June 30, 2006, the unfunded commitments amounted to $47 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments. The assets, liabilities and operations of PEPS I are not included in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment writedowns of $59 million, equal to the original cost of one tranche. The preferred stock interest represents a beneficial interest in securitized limited partnership investments. The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I. These preferred stock interests have an unrealized investment gain as of June 30, 2006. Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers the:

•                  value of the underlying limited partnership investments of PEPS I and

•                  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, our ability to execute the stock repurchase program, our ability to consummate the pending sale of the Aon Warranty Group, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors and federal regulators, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, and the difference in ultimate paid claims in our underwriting companies from actuarial estimates.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling a sufficient amount of U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts. At June 30, 2006, we hedged approximately 70% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months. We do not generally hedge exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. Second quarter 2006 diluted earnings per share were positively impacted by $0.01 related to translation gains. We incurred currency hedging losses of $0.01.

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

Changes in internal control over financial reporting.   During 2005, the Company commenced a review and subsequent project to replace or upgrade certain core financial systems. The implementation of a suite of software began in first quarter 2006 and is expected to be executed in phases throughout 2006 and 2007. The implementation is intended, among other things, to enhance the Company’s internal controls over financial reporting. Other than the changes above, no other changes in Aon’s internal control over financial reporting occurred during second quarter 2006 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

The condensed consolidated financial statements at June 30, 2006, and for the three and six months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon’s independent registered public accounting firm, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Aon Corporation

We have reviewed the condensed consolidated statement of financial position of Aon Corporation (the Company) as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed statements of cash flows for the six month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Aon Corporation as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 7, 2006 we expressed an unqualified opinion on those consolidated financial statements. In 2006, as discussed in Note 11, the Company reclassified assets and liabilities that become held-for-sale, resulting in a revision of the December 31, 2005 consolidated statement of financial position. We have not audited the revised statement of financial position reflecting the reclassification of these assets and liabilities.

Chicago, Illinois
August 8, 2006

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 (Contingencies) to the condensed consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the second quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/06 – 4/30/06	2,934,300	$41.32	2,934,300	$607,150,003
5/1/06 – 5/31/06	2,131,200	38.39	2,131,200	525,332,455
6/1/06 – 6/30/06	551,500	33.68	551,500	506,759,184
	5,617,000	$39.46	5,617,000	$506,759,184

(1) Does not include commissions paid to repurchase shares.

On November 3, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock. Shares may be repurchased through the open market or in privately negotiated transactions. Through June 30, 2006, the Company has repurchased 12,447,000 shares of common stock at an average price (excluding commissions) of $39.63 per share for an aggregate purchase price of $493 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $507 million, with no termination date.

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	(a)	The Annual Meeting of Stockholders of the Registrant was held on May 19, 2006 (the “Annual Meeting”).

	(b)	Not applicable

	(c)	Certain matters voted upon at the Annual Meeting and the votes cast with respect to such matters are as follows:

	(i)	Election of Directors

Name	For	Withheld
Patrick G. Ryan	285,852,399	6,701,830
Gregory C. Case	287,611,842	4,942,387
Edgar D. Jannotta	284,854,627	7,699,602
Jan Kalff	289,929,661	2,624,568
Lester B. Knight	279,959,350	12,594,879
J. Michael Losh	276,170,779	16,383,450
R. Eden Martin	286,639,853	5,914,376
Andrew J. McKenna	277,069,959	15,484,270
Robert S. Morrison	279,933,443	12,620,786
Richard B. Myers	288,683,429	3,870,800
Richard C. Notebaert	279,535,066	13,019,163
John W. Rogers, Jr.	287,049,232	5,504,997
Gloria Santona	289,985,413	2,568,816
Dr. Carolyn Y. Woo	289,822,941	2,731,288

(ii)                          Ratification of appointment of Ernst & Young LLP as Aon’s independent registered public accounting firm for the 2006 fiscal year.

For	Against	Abstain
287,055,155	3,296,553	2,202,519

(iii)                       Approval of material terms of the performance goals under, and amendment to, the Senior Officer Incentive Compensation Plan.

For	Against	Abstain
277,253,590	12,688,037	2,612,601

(iv)                      Approval of material terms of the performance goals under, and amendment to, the Aon Stock Incentive Plan.

For	Against	Abstain
158,358,869	131,653,627	2,541,732

ITEM 5.	OTHER INFORMATION

On June 30, 2006, Aon Corporation (the “Company”) and Warrior Acquisition Corp., an affiliate of Onex Corporation (“Onex”), entered into a purchase agreement (the “Agreement”) pursuant to which Onex has agreed to acquire Aon Warranty Group and its worldwide operations for $710 million in cash, subject to adjustment based upon a comparison of the net worth (excluding goodwill) of Aon Warranty Group at the closing with a target level of net worth calculated to be $420,011,470 as of December 31, 2005.  The payment of the purchase price by Onex is guaranteed by Onex Partners II, L.P.

The Agreement contains customary representations and warranties.  The closing of the transactions contemplated by the Agreement is subject to receipt of specified regulatory approvals and various other conditions, including the maintenance of current ratings from A.M. Best Company with respect to certain insurance companies within Aon Warranty Group.

The foregoing summary is qualified in its entirety by reference to the Agreement, which is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2006 and the Limited Guarantee of Onex Partners II, L.P., a copy of which is filed as Exhibit 2.2 to this report and is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibits – The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

August 9, 2006	/s/ David P. Bolger
DAVID P. BOLGER
EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER, AND
CHIEF ADMINISTRATIVE OFFICER
(Principal Financial and Accounting Officer)

Aon CORPORATION

Exhibit Number
In Regulation S-K

Item 601 Exhibit Table

2.1

Purchase Agreement dated as of June 30, 2006 by and between Aon Corporation and Warrior Acquisition Corp. – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2006.

2.2	Limited Guarantee of Onex Partners II, L.P. dated June 30, 2006 with respect to the Purchase Agreement dated June 30, 2006 between Aon Corporation and Warrior Acquisition Corp.

4.1

Indenture dated as of April 12, 2006 among Aon Finance N.S.1, ULC, Aon Corporation and Computershare Trust Company of Canada – incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2006

10.1	Amendment No. 2 to Employment Agreement between Aon Corporation and Michael D. O’Halleran.

10.2	Aon Corporation Non-Employee Directors’ Deferred Stock Unit Plan.

10.3	Second Amendment to the Aon Corporation Outside Directors Stock Award and Retirement Plan.

10.4	Senior Officer Incentive Compensation Plan, as amended – incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2006.

10.5	Aon Stock Incentive Plan, as amended – incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.

12	Statements regarding Computation of Ratios

(a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.
(b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code