Form 10-Q
period 2006-09-30
AON CORP
filed 2006-11-09
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).  YES  ☐     NO  ☒

Number of shares of common stock outstanding:

No. Outstanding
Class	as of 9-30-06

$1.00 par value Common	309,675,903

Part 1

Financial Information

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Sept. 30, 2006	Dec. 31, 2005
	(Unaudited)	(Reclassed)
		(Note 11)
ASSETS
Investments
Fixed maturities at fair value	$2,962	$2,652
Equity securities at fair value	66	40
Short-term investments	3,647	3,871
Other investments	397	495
Total investments	7,072	7,058
Cash	461	476
Receivables
Risk and insurance brokerage services and consulting	8,062	8,039
Other receivables	845	1,096
Total receivables	8,907	9,135
Deferred Policy Acquisition Costs	524	498
Goodwill	4,410	4,142
Other Intangible Assets	136	111
Property and Equipment, net	499	505
Assets Held For Sale	4,672	4,215
Other Assets	2,002	1,678
TOTAL ASSETS	$28,683	$27,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Premiums Payable	$9,332	$9,380
Policy Liabilities
Future policy benefits	1,764	1,671
Policy and contract claims	1,468	1,450
Unearned and advance premiums and contract fees	364	359
Other policyholder funds	23	21
Total Policy Liabilities	3,619	3,501
General Liabilities
General expenses	1,544	1,629
Short-term borrowings	268	7
Notes payable	2,075	2,105
Pension, post-employment and post-retirement liabilities	1,734	1,497
Liabilities held for sale	3,976	3,524
Other liabilities	763	872
TOTAL LIABILITIES	23,311	22,515
Stockholders’ Equity
Common stock - $1 par value	347	344
Additional paid-in capital	2,463	2,349
Accumulated other comprehensive loss	(1,002)	(1,155)
Retained earnings	4,897	4,573
Less - Treasury stock at cost	(1,333)	(808)
TOTAL STOCKHOLDERS’ EQUITY	5,372	5,303
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,683	$27,818

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Third Quarter Ended		Nine Months Ended
(millions except per share data)	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
		(Reclassed)		(Reclassed)
Revenue
Brokerage commissions and fees	$1,589	$1,527	$4,852	$4,756
Premiums and other	487	436	1,423	1,307
Investment income	92	55	266	186
Total revenue	2,168	2,018	6,541	6,249

Expenses
Compensation and benefits	1,116	1,033	3,344	3,194
Other general expenses	474	494	1,394	1,382
Benefits to policyholders	349	240	864	708
Depreciation and amortization	56	77	166	198
Interest expense	34	29	99	94
Provision for New York and other state settlements	—	1	2	4
Total expenses	2,029	1,874	5,869	5,580

Income from continuing operations before provision for income tax and accounting change	139	144	672	669
Provision for income tax	49	47	234	201
Income from continuing operations	90	97	438	468

Discontinued operations
Income from discontinued operations	24	39	92	116
Provision for income tax	8	14	34	71
Income from discontinued operations	16	25	58	45

Income before accounting change	106	122	496	513
Cumulative effect of a change in accounting principle, net of tax	—	—	1	—
Net income	$106	$122	$497	$513
Preferred stock dividends	—	(1)	—	(2)
Net income available for common stockholders	$106	$121	$497	$511

Basic net income per share
Income from continuing operations	$0.29	$0.29	$1.37	$1.45
Discontinued operations	0.05	0.08	0.18	0.14
Cumulative effect of a change in accounting principle	—	—	—	—
Net income	$0.34	$0.37	$1.55	$1.59

Diluted net income per share
Income from continuing operations	$0.27	$0.29	$1.29	$1.39
Discontinued operations	0.05	0.07	0.17	0.13
Cumulative effect of a change in accounting principle	—	—	—	—
Net income	$0.32	$0.36	$1.46	$1.52

Cash dividends per share paid on common stock	$0.15	$0.15	$0.45	$0.45

Diluted average common and common equivalent shares outstanding	340.1	342.7	345.0	339.4

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
(millions)	2006	2005

Cash Flows from Operating Activities:
Net income	$497	$513
Adjustments to reconcile net income to cash provided by operating activities
Gain from disposal of operations	(1)	(1)
Depreciation and amortization of property, equipment and software	137	172
Amortization of stock awards	111	51
Amortization of intangible assets	36	37
Valuation changes on investments, income on disposals and net bond amortization	(9)	13
Income taxes	(102)	(37)
Pension expense in excess of cash paid to major defined benefit plans	37	(43)
Cash paid for 2005 restructuring plan in excess of expense	(40)	(8)
Provision for New York and other state settlements	(73)	(72)
Change in funds held on behalf of brokerage and consulting clients	50	150
Changes in insurance underwriting assets and liabilities:
Operating receivables	47	(47)
Other assets including prepaid premiums	65	15
Deferred policy acquisition costs	(99)	(4)
Policy liabilities	468	158
Other liabilities	(68)	26
Changes in other assets and liabilities:
General expenses	(93)	(70)
Other assets and liabilities - net	(139)	8
Cash Provided by Operating Activities	824	861

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	156	341
Calls and prepayments	169	165
Sales	1,245	1,462
Equity securities	1	6
Other investments	146	25
Purchase of investments
Fixed maturities	(1,629)	(2,709)
Equity securities	(26)	(3)
Other investments	(135)	(18)
Short-term investments - net	(65)	265
Acquisition of subsidiaries	(132)	(58)
Proceeds from sale of operations	20	9
Property and equipment and other - net	(96)	(87)
Cash Used by Investing Activities	(346)	(602)

Cash Flows from Financing Activities:
Issuance of common stock	46	41
Preferred stock transaction	—	(50)
Treasury stock transactions - net	(592)	—
Issuance of short-term borrowings - net	261	39
Issuance of long-term debt	381	305
Repayment of long-term debt	(438)	(583)
Cash dividends to stockholders	(143)	(145)
Cash Used by Financing Activities	(485)	(393)

Effect of Exchange Rate Changes on Cash	(8)	(3)
Decrease in Cash	(15)	(137)
Cash at Beginning of Period	476	570
Cash at End of Period	$461	$433

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon”) considers necessary for a fair presentation.  Operating results for the third quarter and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

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

2.                                       Endurance Warrants and Common Stock Investment

In 2001, Aon invested $227 million in the common stock of Endurance Specialty Holdings, Ltd. (“Endurance”), a Bermuda-based insurance and reinsurance company.  Aon sold virtually all of its common stock investment in Endurance in 2004.  In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allowed Aon to purchase additional Endurance common stock through December 2011.  These warrants met the definition of a derivative, which required them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.  With the assistance of an independent third party, Aon valued the warrants on a quarterly basis using the Black-Scholes valuation methodology. On March 31, 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans.  See Note 12 for further information. The warrants had a fair value of approximately $73 million, $90 million and $82 million as of March 31, 2006, December 31, 2005 and September 30, 2005, respectively.  The change in the fair value of the warrants was a decrease of $17 million for the nine months ended September 30, 2006, a decrease of $13 million for the third quarter ended September 30, 2005, and an increase of $2 million for the nine months ended September 30, 2005.  The change in fair value is included in investment income in the Corporate and Other segment.

3.                                       Accounting and Disclosure Changes

Pensions

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).  The statement requires balance sheet recognition of the funded status of defined benefit postretirement plans, including pension plans.  The statement also requires companies to measure plan assets and obligations as of the date of the year-end financial statements.  The balance sheet requirements must be adopted for fiscal years ending after December 15, 2006 and the measurement date requirements are required for fiscal years ending after December 15, 2008.  The Company has elected to early adopt the measurement date provisions as of December 31, 2006, as allowed, changing the measurement date of the U.S. and U.K. pension plans to December 31, effective at year-end 2006.

If Aon had adopted this standard as of December 31, 2005, the total impact would have been to reduce the Company’s stockholders’ equity by approximately $500 million. Changes to plan assumptions used to measure the plans at December 31, 2006 (e.g. discount rates and return on assets) will impact this amount.

Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a company’s tax return.  FIN 48 is effective for Aon in 2007.  Accordingly, Aon will be required to adopt FIN 48 in first quarter 2007.  Aon is currently evaluating the impact that the adoption of FIN 48 will have, if any, on its consolidated financial statements.

Off-Balance Sheet Activity

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets—an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and liabilities.  Statement No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of the servicer’s financial assets that meets the requirements for sale accounting.  Aon has two arrangements accounted for under Statement No. 140 that will be covered under Statement No. 156: investments held in Private Equity Partnerships Structures I, LLC (“PEPS I”) and the premium financing activities of Aon’s subsidiary, Cananwill.  Statement No. 156 is effective for Aon in 2007.  The Company does not expect a material impact upon adoption of this statement.

Fair Value

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities.  Statement No. 157 also requires expanded disclosure of the methods employed when assets and liabilities are measured and the effect of fair value measurements on earnings.  Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Statement No. 157 does not expand the use of fair value in any new circumstances.  Statement No. 157 is effective for Aon in 2008.  The Company does not expect a material impact upon adoption of this statement.

4.             Share-Based Payments

Prior to 2006, Aon followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans.  Under APB No. 25, no compensation expense was recognized for stock options when the exercise price of the options equaled the market price of the stock at the date of grant.  Compensation expense was recognized on a straight-line basis for stock awards based on the vesting period and the market price at the date of the award.

On January 1, 2006, Aon adopted FASB Statement No. 123 (revised 2004), Share-Based Payment (“Statement No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payments to employees, including grants of employee stock options and employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values.  Aon adopted Statement No. 123(R) using the modified prospective transition method.  The Company’s condensed consolidated financial statements as of and for the third quarter and nine months ended September 30, 2006 reflect the impact of Statement No. 123(R).  In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income for the third quarter and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).  As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In Aon’s pro forma information required under Statement No. 123 for the periods prior to 2006, Aon accounted for forfeitures on restricted stock units (RSUs) as they occurred, but estimated forfeitures on stock options.

Upon adoption of Statement No. 123(R), Aon also changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon’s pro forma information required under Statement No. 123.  Lattice-based option valuation models utilize a range of assumptions over the expected term of the options.  Expected volatilities are based on the average of the historical volatility of Aon’s stock price and the implied volatility of traded options on Aon’s stock.  Aon uses historical data to estimate option exercise and employee terminations within the valuation model, stratifying between officers and non-officers.  The expected dividend yield assumption is based on the company’s historical and expected future dividend rate.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to 2006, RSUs granted to employees were service-based.  Beginning with awards granted in 2006, awards to officers and other employees may consist of performance-based RSUs and service-based RSUs.  The payout of performance-based RSUs, payable in shares of Aon common stock, may range from 0-100% of the number of units granted for a group-specific plan and 0-150% for the long-term performance plan (LPP).  The payout is based on the achievement of objective, pre-determined performance measures over a three-year period for the LPP and a 5-year period for the group-specific plan.  Aon accounts for these awards as performance condition RSUs.  The performance condition is not considered in the determination of grant date fair value of these awards.  Compensation cost is recognized over the performance period (for the LPP) and the performance and subsequent vesting period (for the group-specific plan) based on management’s estimate of the number of units expected to vest.  Compensation cost will be adjusted to reflect the actual number of shares paid out at the end of the program.  Dividend equivalents are not paid on the performance-based RSUs.  Dividend equivalents are paid on certain service-based RSUs, based on the initial grant amount.

The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 was $11.08 per share for officers, which represents options granted in the first quarter.  No options were granted to officers in either the second or third quarter of 2006.  The weighted average estimated value of options granted during the third quarter and nine months ended September 30, 2006 was $10.14 and $10.75 per share, respectively, for non-officers.  The following weighted average assumptions were used to estimate fair value:

	Third quarter ended September 30, 2006	Nine months ended September 30, 2006
	Non-officers	Officers	Non-officers
Weighted average volatility	30.1%	30.5%	28.5 – 30.5%
Expected dividend yield	2.3%	2.3%	2.3%
Risk-free rate	5.1%	4.4%	4.4 – 5.1%

The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding and is a derived output of the lattice-binomial model.  The expected life of option grants made during the third quarter and nine months ended September 30, 2006 derived from the lattice-binomial model were 5 years for officers and 6 years for all others.

The weighted-average estimated value of employee stock options granted during the third quarter and nine months ended September 30, 2005 were $7.24 and $6.30, respectively, using the Black-Scholes model with the following weighted-average assumptions:

	Third quarter ended September 30, 2005	Nine months ended September 30, 2005
Expected volatility	30.1%	29.7%
Risk free interest rate	4.0%	4.0%
Expected dividends	2.1%	2.3%
Expected term (in years) (1)	1.0	1.0

(1)            Represents number of years from vesting date.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income in compensation and benefits.

	Third quarter ended September 30,		Nine months ended September 30,
(millions, except per share data)	2006	2005	2006	2005
Stock options	$6	$—	$18	$—
Employee stock purchase plan	1	—	3	—
Restricted stock units	27	15	92	50
Stock-based compensation expense included in compensation and benefits	34	15	113	50
Tax benefit	12	5	39	15
Stock-based compensation expense, net of tax	$22	$10	$74	$35

Impact on net income per share:
Basic	$0.07	$0.03	$0.23	$0.11
Diluted	$0.06	$0.03	$0.21	$0.10

The following table summarizes stock option activity for the nine months ended September 30, 2006 and 2005.

	2006			2005
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
		Exercise	Contractual		Exercise	Contractual
(shares in thousands)	Shares	Price	Life (in years)	Shares	Price	Life (in years)
Beginning outstanding	34,859	$29		33,057	$29
Granted	2,856	39		6,280	24
Exercised	(3,488)	28		(1,141)	22
Forfeited and expired	(473)	31		(952)	29
Outstanding at Sept. 30	33,754	$30	5.78	37,244	$29	6.60
Exercisable at Sept. 30	18,988	$32		19,522	$32

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $33.87 as of September 30, 2006, which would have been received by the option holders had those option holders exercised their options as of that date.  The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2006 was $198 million and $85 million, respectively.

The aggregate intrinsic value of options exercised during the third quarter and nine months ended September 30, 2006 were $4 million and $45 million, respectively, and for the third quarter and nine months ended September 30, 2005 were $9 million and $10 million, respectively.

A summary of the status of Aon’s non-vested stock awards is as follows:

Nine months ended September 30,	2006		2005
(shares in thousands)	Shares	Fair Value	Shares	Intrinsic Value
Non-vested as of beginning of period	11,690	$24	8,723	$28
Granted	3,339	38	4,752	24
Vested	(1,667)	24	(978)	28
Forfeited	(430)	27	(455)	30
Non-vested as of end of period	12,932	$28	12,042	$26

Unamortized deferred compensation expense, which includes both options and awards, amounted to $391 million as of September 30, 2006, with a remaining weighted-average amortization period of approximately 2.4 years.

Cash received from the exercise of stock options was $103 million and $29 million through September 30, 2006 and 2005, respectively.

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

	Third quarter ended	Nine months ended
(millions, except per share data)	September 30, 2005	September 30, 2005

Net income, as reported	$122	$513
Add: Stock-based compensation expense included in reported net income, net of tax	11	34
Deduct: Stock-based compensation expense determined under fair value based method for all awards and options, net of tax	(12)	(41)
Pro forma net income	$121	$506

Net income per share:
Basic
As reported	$0.37	$1.59
Pro forma	$0.37	$1.57

Diluted
As reported	$0.36	$1.52
Pro forma	$0.36	$1.50

5.                                       Income Per Share

Income per share is calculated as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions, except per share data)	2006	2005	2006	2005
Basic net income:
Income from continuing operations, before accounting change	$90	$97	$438	$468
Income from discontinued operations, net of tax	16	25	58	45
Cumulative effect of a change in accounting principle, net of tax	—	—	1	—
Net income	106	122	497	513
Preferred stock dividends	—	(1)	—	(2)
Net income for basic per share calculation	$106	$121	$497	$511

Diluted net income:
Income from continuing operations, before accounting change	$90	$97	$438	$468
Income from discontinued operations, net of tax	16	25	58	45
Cumulative effect of a change in accounting principle, net of tax	—	—	1	—
Net income	106	122	497	513
Interest expense on convertible debt securities,net of tax	2	2	5	5
Preferred stock dividends	—	(1)	—	(2)
Net income for diluted per share calculation	$108	$123	$502	$516

Basic shares outstanding	316	323	320	322
Effect of convertible debt securities	14	14	14	14
Common stock equivalents	10	6	11	3
Diluted potential common shares	340	343	345	339
Basic net income per share:
Income from continuing operations, before accounting change	$0.29	$0.29	$1.37	$1.45
Discontinued operations	0.05	0.08	0.18	0.14
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	$0.34	$0.37	$1.55	$1.59
Diluted net income per share:
Income from continuing operations, before accounting change	$0.27	$0.29	$1.29	$1.39
Discontinued operations	0.05	0.07	0.17	0.13
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	$0.32	$0.36	$1.46	$1.52

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 12 million and 14 million at September 30, 2006 and 2005, respectively.  For nine months ended September 30, 2006 and 2005, the number of options excluded was 7 million and 21 million, respectively.

6.                                       Comprehensive Income

The components of comprehensive income, net of tax, for the third quarter and nine months ended September 30, 2006 and 2005 are as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2006	2005	2006	2005
Net income	$106	$122	$497	$513
Net derivative gains (losses)	3	(11)	11	(40)
Net unrealized investment gains (losses)	51	(20)	8	(1)
Net foreign exchange gains (losses)	3	(5)	134	(191)
Comprehensive income	$163	$86	$650	$281

The components of accumulated other comprehensive loss, net of tax, are as follows:

	September 30,	December 31,
(millions)	2006	2005
Net derivative losses	$—	$(11)
Net unrealized investment gains	60	52
Net foreign exchange translation	15	(119)
Net additional minimum pension liability	(1,077)	(1,077)
Accumulated other comprehensive loss	$(1,002)	$(1,155)

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

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, and premium financing.  The Consulting segment provides a full range of consulting services delivered predominantly to corporate clientele utilizing seven major practices: employee benefits, human resource outsourcing, compensation, management consulting, communications, strategic human resource consulting and financial advisory and litigation consulting services.  The Insurance Underwriting segment provides specialty insurance products including supplemental accident, health and life insurance coverages and select property and casualty insurance products. Aon has placed all remaining property and casualty programs into runoff. Corporate and Other segment revenue consists primarily of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities and which may include non-income producing equities, and income and losses on disposals of securities not otherwise included in the operating segments.  Corporate and Other segment general expenses include administrative and certain information technology costs.

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

Revenue from continuing operations for Aon’s segments is as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2006	2005	2006	2005
Risk and Insurance Brokerage Services	$1,341	$1,274	$4,106	$3,945
Consulting	301	295	918	919
Insurance Underwriting	519	464	1,519	1,392
Corporate and Other	19	(3)	34	27
Intersegment revenues	(12)	(12)	(36)	(34)
Total	$2,168	$2,018	$6,541	$6,249

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

	Risk and Insurance				Insurance
Third quarter ended Sept. 30:	Brokerage Services		Consulting		Underwriting
(millions)	2006	2005	2006	2005	2006	2005
Revenue
United States	$528	$499	$165	$173	$355	$315
United Kingdom	243	257	58	52	51	49
Continent of Europe	281	252	43	37	37	30
Rest of World	289	266	35	33	76	70
Total revenue	$1,341	$1,274	$301	$295	$519	$464

Income (loss) before income tax	$190	$136	$18	$15	$(27)	$52

	Risk and Insurance				Insurance
Nine months ended Sept. 30:	Brokerage Services		Consulting		Underwriting
(millions)	2006	2005	2006	2005	2006	2005
Revenue
United States	$1,539	$1,406	$505	$530	$1,036	$939
United Kingdom	707	754	169	155	151	146
Continent of Europe	1,006	999	136	138	108	100
Rest of World	854	786	108	96	224	207
Total revenue	$4,106	$3,945	$918	$919	$1,519	$1,392

Income before income tax	$645	$577	$71	$70	$101	$161

Selected information for Aon’s Corporate and Other segment follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2006	2005	2006	2005
Revenue:
Income (loss) from change in fair value of Endurance warrants	$—	$(13)	$(17)	$2
Income from other investments	22	15	59	38
	22	2	42	40
Limited partnership investments	1	—	2	1
Net loss on disposals and related expenses:
Impairment write-downs	—	(2)	(1)	(8)
Other	(4)	(3)	(9)	(6)
	(4)	(5)	(10)	(14)
Total revenue	19	(3)	34	27
Expenses:
Compensation and benefits	10	7	29	23
Other general expenses	17	20	51	49
Interest expense	34	29	99	94
Total expenses	61	56	179	166
Loss before income tax	$(42)	$(59)	$(145)	$(139)

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

The changes in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2006 are as follows:

	Risk and
	Insurance
	Brokerage		Insurance
(millions)	Services	Consulting	Underwriting	Total
Balance as of December 31, 2005	$3,753	$378	$11	$4,142
Goodwill acquired	106	—	—	106
Goodwill related to disposals	(8)	—	—	(8)
Foreign currency revaluation	168	2	—	170
Balance as of September 30, 2006	$4,019	$380	$11	$4,410

Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” include client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of September 30, 2006
Gross carrying amount	$222	$23	$227	$472
Accumulated amortization	191	21	124	336
Net carrying amount	$31	$2	$103	$136

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of December 31, 2005
Gross carrying amount	$208	$23	$175	$406
Accumulated amortization	175	19	101	295
Net carrying amount	$33	$4	$74	$111

Amortization expense for intangible assets for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $44 million, $32 million, $26 million, $24 million and $20 million, respectively.

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

The following is a summary of third quarter and nine months 2006, as well as inception to date restructuring and related expenses by type incurred and the estimated total to be incurred through the end of the restructuring initiative:

(millions)	Third quarter 2006	Nine months 2006	Inception to date	Estimated Total
Workforce reduction	$10	$42	$158	$189
Lease consolidation	12	24	44	62
Asset impairments	3	5	22	28
Other related expenses	4	10	15	21
Total restructuring and related expenses	$29	$81	$239	$300

The following is a summary of restructuring and related expenses incurred and estimated to be incurred, by segment, through the end of the restructuring initiative:

(millions)	Third quarter 2006	Nine months 2006	Inception to date	Estimated Total
Risk and Insurance Brokerage Services	$23	$66	$209	$260
Consulting	5	13	21	30
Insurance Underwriting	—	—	3	4
Corporate and Other	1	2	6	6
Total restructuring and related expenses	$29	$81	$239	$300

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at January 1, 2005	$—
Expensed in 2005	141
Cash payments in 2005	(23)
Foreign currency revaluation	(2)
Balance at December 31, 2005	116
Expensed in 2006	76
Cash payments in 2006	(118)
Foreign currency revaluation	1
Balance at September 30, 2006	$75

Restructuring Charges — Prior Years

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (“A&A”) and Bain Hogg.  During the third quarter and nine months 2006, Aon made payments of $1 million and $4 million, respectively, for these liabilities.  The remaining liability of $23 million is primarily for lease abandonments and is being paid out over several years, as planned.

Aon’s unpaid liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

10.                                 Capital Stock

During the first nine months of 2006, Aon issued 2,270,000 new shares of common stock for employee benefit plans and 238,000 shares in connection with the employee stock purchase plans.  In addition, Aon reissued 3,244,000 shares of treasury stock for employee benefit programs and 111,000 shares in connection with the employee stock purchase plans.

In November 2005, Aon announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for use in connection with employee stock plans and for other corporate purposes.  The Company repurchased 5.6 million shares at a total cost of $190 million in third quarter 2006.  For the first nine months of 2006, approximately 17.4 million shares were repurchased at a total cost of $658 million.  In fourth quarter 2006 through November 3, the Company repurchased an additional 2.6 million shares at a cost of $91 million.

There are also 22.4 million shares of common stock held in treasury at September 30, 2006 which are restricted as to their reissuance.

11.                                 Disposal of Operations

Discontinued Operations

In June 2006, Aon reached a definitive agreement to sell its warranty and credit operations, Aon Warranty Group (“AWG”), which was previously included in the Insurance Underwriting segment, to Warrior Acquisition Corp., an affiliate of Onex Corporation, for approximately $710 million.  The disposition is subject to various closing conditions, including receipt of certain required regulatory approvals, and is expected to be completed in the fourth quarter of 2006.  Operating results, including related Corporate and Other segment investment income, have been reclassified to discontinued operations for the quarter and nine months ended September 30, 2006 and 2005.

In October 2006, Aon signed a letter of intent for the sale of its Construction Program Group (“CPG”), a managing general underwriter whose policies were underwritten by Aon’s property and casualty operation, to Old Republic Insurance Company. The sale is for cash consideration of $85 million and includes the transfer of approximately $300 million of unearned premium and claims reserves, which relate to business previously written through CPG.  Results of CPG were previously included in both the Risk and Insurance Brokerage Services and Insurance Underwriting segments.  The sale is expected to be completed in the fourth quarter of 2006.  Operating results have been reclassified to discontinued operations for the third quarter and nine months ended September 30, 2006 and 2005.

In the third quarter 2006, in connection with the sale of AWG and CPG, Aon completed a detailed review of all of its property and casualty reserves.  Based on the results of this review, the Company has increased its property and casualty reserves by approximately $102 million, reflecting adverse development, refined assumptions and additional claim information relating to programs to be disposed of through sale or run-off.  Aon recorded $81 million of this adjustment in continuing operations.  The remaining $21 million relates to CPG and was recorded in discontinued operations.  Of the $81 million recorded in continuing operations, the majority related to National Program Services (NPS), an independent managing general underwriter which wrote habitational risk on behalf of Virginia Surety.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Aon has reclassified the assets and liabilities of both AWG and CPG to assets held-for-sale and liabilities held-for-sale, respectively, in the September 30, 2006 and December 31, 2005 condensed consolidated statements of financial position.  Goodwill has been allocated to AWG and CPG based on their estimated fair value compared to the fair value of the reporting units in which they were previously included.  The Company does not expect a pretax loss from the sale of either AWG or CPG.

The assets and liabilities reclassified are as follows:

	As of
	September 30,	December 31,
(millions)	2006	2005
Investments	$2,312	$2,006
Receivables	628	562
Deferred policy acquisition costs	812	688
Goodwill and other intangible assets	252	253
Property and equipment and other assets	668	706
Total assets	$4,672	$4,215
Policy liabilities	$3,439	$3,007
General expenses and other liabilities	537	517
Total liabilities	$3,976	$3,524

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

As of September 30, 2006, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $83 million.  Reinsurance recoverables and other assets related to these liabilities are $96 million.  In third quarter 2006, an agreement was reached relating to the settlement of certain legacy reinsurance claims, which resulted in a pretax gain, net of expenses, of $13 million.  The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures.  Although these liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of all these businesses are classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2006	2005	2006	2005
Revenues:
AWG	$320	$316	$923	$910
CPG	61	53	183	148
Swett	—	50	—	155
Other	1	3	1	7
Total	$382	$422	$1,107	$1,220

Pretax income (loss):
Operations:
AWG	$25	$31	$72	$70
CPG	(14)	5	7	20
Swett	—	2	—	28
Other	13	1	12	1
	24	39	91	119
Gain (loss) on sale — other	—	—	1	(3)
Total	$24	$39	$92	$116

After-tax income (loss):
Operations	$16	$25	$59	$47
Sale	—	—	(1)	(2)
Total	$16	$25	$58	$45

12.                                 Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) Third quarter ended September 30:	2006	2005	2006	2005
Service cost	$12	$15	$1	$—
Interest cost	26	23	1	1
Expected return on plan assets	(29)	(24)	—	—
Amortization of prior service cost	1	(1)	(1)	—
Amortization of net loss	15	9	—	—
Net periodic benefit cost	$25	$22	$1	$1

	Pension Benefits		Other Benefits
(millions) Nine months ended September 30:	2006	2005	2006	2005
Service cost	$45	$46	$2	$2
Interest cost	76	70	3	3
Expected return on plan assets	(86)	(70)	—	—
Amortization of prior service cost	1	(1)	(1)	(1)
Amortization of net loss	38	29	—	—
Net periodic benefit cost	$74	$74	$4	$4

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located primarily in the U.K. and The Netherlands:

	Pension Benits
	Third quarter ended September 30,		Nine months ended September 30,
(millions)	2006	2005	2006	2005
Service cost	$16	$15	$48	$46
Interest cost	56	48	163	149
Expected return on plan assets	(58)	(46)	(168)	(140)
Amortization of prior service costs	1	1	1	1
Amortization of net loss	23	17	67	53
Net periodic benefit cost	$38	$35	$111	$109

Employer Contribution

As previously disclosed in its 2005 financial statements, Aon currently expects to contribute $6 million in 2006 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $4 million to fund other postretirement benefit plans.  As of September 30, 2006, contributions of $4 million have been made to the U.S. pension plans and $3 million to other postretirement benefit plans.

Aon previously disclosed in its 2005 financial statements that it expected to contribute $180 million in 2006 to its major international defined benefit pension plans.  Based on current rules and assumptions, Aon now plans to contribute approximately $354 million to its major international defined pension plans during 2006.  As of September 30, 2006, $309 million has been contributed.  This amount includes contributions of 4.1 million Endurance warrants, valued at $73 million, $34 million of notes issued by PEPS I, and convertible preferred stock in Scandent Holdings Mauritius Limited, received as part of the sale proceeds of Cambridge Integrated Services Group, valued at $58 million.

13.                                 Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss as of September 30, 2006.

	Investment Grade
		6-12
($ in millions)	0-6 Months	Months	> 12 Months	Total

FIXED MATURITIES
U.S. government & agencies
# of positions	—	21	31	52
Fair Value	$—	$53	$175	$228
Amortized Cost	—	54	180	234
Unrealized Loss	—	(1)	(5)	(6)
Foreign government
# of positions	16	77	36	129
Fair Value	$148	$683	$305	$1,136
Amortized Cost	149	690	313	1,152
Unrealized Loss	(1)	(7)	(8)	(16)
Corporate securities
# of positions	14	206	212	432
Fair Value	$22	$459	$345	$826
Amortized Cost	22	470	358	850
Unrealized Loss	—	(11)	(13)	(24)
Mortgage & asset backed securities
# of positions	3	64	303	370
Fair Value	$9	$65	$201	$275
Amortized Cost	9	65	207	281
Unrealized Loss	—	—	(6)	(6)

TOTAL FIXED MATURITIES
# of positions	33	368	582	983
Fair Value	$179	$1,260	$1,026	$2,465
Amortized Cost	180	1,279	1,058	2,517
Unrealized Loss	(1)	(19)	(32)	(52)

% of Total Unrealized Loss	2%	35%	59%	96%

	Non-Investment Grade
		6-12
	0-6 Months	Months	> 12 Months	Total
EQUITIES
# of positions	2	1	—	3
Fair Value	$20	$14	$—	$34
Amortized Cost	21	15	—	36
Unrealized Loss	(1)	(1)	—	(2)

% of Total Unrealized Loss	2%	2%	0%	4%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade.  Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $52 million gross unrealized loss at September 30, 2006, and is subject to interest rate, market, and credit risks.  No single position had an unrealized loss greater than $2 million. With a carrying value of $2,962 million at September 30, 2006, Aon’s total fixed-maturity portfolio is approximately 99% investment grade based on market value.  Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non-publicly-traded fixed maturity portfolio had a carrying value of $197 million, including $16 million in notes issued by PEPS I to Aon.  In 2006, Aon, via its U.K. subsidiary, contributed $34 million of PEPS I notes to one of its U.K. pension plans.  Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded.  This portfolio had $2 million of gross unrealized losses at September 30, 2006, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon reviews invested assets with material unrealized losses each quarter.  Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in Aon’s 2005 Annual Report on Form 10-K for further information.

14.                                 Notes Payable

In April 2006, an indirect wholly-owned subsidiary of Aon issued CAD 375 million (US $337 million at September 30, 2006 exchange rates) of 5.05% senior unsecured debentures due in April 2011.  The principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon.  The net proceeds from the offering were used to repay outstanding indebtedness under the Company’s €650 million (U.S. $825 million at September 30, 2006 exchange rates) Euro credit facility.

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

Beginning in June 2004, a number of other putative class actions were filed against Aon and other companies by purported classes of clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act theories.  These actions are currently pending in state court in California and in federal court in New Jersey.  Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

In February 2006, Lloyds announced that it had brought suit in London against Benfield and a subsidiary of Aon to recover alleged losses relating to these brokers’ placement of insurance for Lloyds’s New Central Fund.  Lloyds alleges that its brokers did not fairly present the risk to reinsurers and thus that the brokers should be held liable for reinsurers’ failure to pay approximately ₤325 million ($616 million based on September 30, 2006 exchange rate) in claims.  Aon disputes Lloyds’s allegations, believes that it has meritorious defenses and intends to vigorously defend itself against Lloyds’s claims.  Aon is unable at this time to provide an estimate of a range of possible losses because this action has not progressed to the stage where possible damages can be estimated.

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

16.                                 Subsequent Event

On November 1, 2006, Aon announced proposed changes to its U.S. and U.K. defined benefit pension plans.  Changes to the pension plans will not affect pension plan benefits earned by participants prior to the effect date of the changes.

Effective January 1, 2007, future benefits in the Company’s U.S. defined benefit pension plan will be calculated based on a “career average pay” formula instead of a “final average pay” formula.  The change is anticipated to affect approximately 11,000 active employees covered by the U.S. plan.  The U.S. plan was closed to new entrants effective January 1, 2004.

For its U.K. defined benefit pension plans, the Company is proposing to cease crediting future benefits relating to salary and service, subject to trustee approval and member consultation.  The proposed change would affect approximately 1,700 active employees and is anticipated to take effect during the first half of 2007.  Subject to approval of the trustees, it is proposed that the future pension provision will be provided under the defined contribution section of the Aon U.K. Pension Scheme.  The U.K. defined benefit plans were closed to new entrants effective January 1, 1999.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections.  First, key recent events are described that have affected or will affect our financial results during 2006.  Next, we discuss our critical accounting policies with respect to the implementation of the new accounting pronouncements on share-based payments, changes to pension accounting and income taxes.  We then review our consolidated results and segments with comparisons from third quarter and nine months 2006 to the corresponding periods in 2005.  We then discuss our financial condition and liquidity as well as information on our off balance sheet arrangements.  The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Sale and Strategic Analysis of Certain Businesses

Underwriting Reserve Adjustments

Restructuring Initiatives

Changes to U.S. and U.K. Pension Plans

U.K. Pension Contributions

Stock Repurchase Program

CRITICAL ACCOUNTING POLICIES

Share-based Payments

New Accounting Standard on Pension Accounting

New Accounting Interpretation on Uncertainty in Income Taxes

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

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Key Recent Events

Sale and Strategic Analysis of Certain Businesses

In June 2006, we reached a definitive agreement to sell our warranty and credit operations, Aon Warranty Group (“AWG”) which was previously included in our Insurance Underwriting segment, to Warrior Acquisition Corp., an affiliate of Onex Corporation, for approximately $710 million.  The disposition is conditional upon certain required regulatory approvals, and is expected to be completed in the fourth quarter of 2006.  The operating results of this business, including related Corporate and Other segment investment income, have been reclassified to discontinued operations for the third quarter and nine months ended September 30, 2006 and 2005.

In October 2006, we signed a letter of intent to sell a portion of our specialty property and casualty businesses, the Construction Program Group (“CPG”), a managing general underwriter whose policies were underwritten by our property and casualty operation, to Old Republic Insurance Company. The sale is for cash consideration of $85 million and the transfer of approximately $300 million of unearned premiums and claims reserves, which relate to business previously written through CPG.  The sale is expected to be completed in the fourth quarter of 2006.  The operating results of this business have been reclassified to discontinued operations for the third quarter and nine months ended September 30, 2006 and 2005.

For both the AWG and CPG transactions, we expect to sell the businesses for more than their recorded book value.

We have placed the remainder of the Specialty Property and Casualty programs in run-off, and continue to explore disposition alternatives.  We believe this action will enable us to focus our attention and resources on our core businesses.

See Note 11 to the condensed consolidated financial statements, “Disposal of Operations,” for further information.

Underwriting Reserve Adjustments

We continually review the adequacy of our policy liabilities.  During the third quarter in connection with the sale of AWG and CPG, we completed a detailed review of all of our property and casualty reserves.  Based on the results of this review, we have increased our property and casualty reserves by approximately $102 million, reflecting adverse development, refined assumptions and additional claim information relating to programs to be disposed of through sale or run-off.  We recorded $81 million of this adjustment in continuing operations.  The remaining $21 million relates to CPG and was recorded in discontinued operations.  Of the $81 million recorded in continuing operations, the majority related to National Program Services (NPS), an independent managing general underwriter which wrote habitational risk on behalf of Virginia Surety.

Restructuring Initiatives

We continue to execute and refine the restructuring initiatives announced in 2005 with the purpose of maximizing our revenue potential and eliminating unnecessary costs.  The identified restructuring initiatives are expected to result in cumulative pretax charges totaling approximately $300 million over a three-year period.  Through September 30, 2006 we incurred $239 million of expenses relating to these efforts.  The restructuring expenses are composed of workforce reductions, lease consolidations, asset impairments, and other related expenses.  We expect the remaining expenses to affect our continuing operations through the end of 2007.  We anticipate that these initiatives will lead to annualized pretax savings of approximately $210 million by 2008.  The cost and savings estimates may change as actual results become known and we finalize restructuring opportunities.

The 2005 Restructuring Plan is expected to result in the elimination or outsourcing of 3,200 job positions and space consolidation in certain locations. This is an increase of 800 job positions from second quarter 2006, primarily due to additional offshoring and outsourcing initiatives. When offices close we recognize losses on subleases or lease buy-outs; such situations may also trigger asset impairments.  The following is a summary of restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative:

	Actual					Estimated(1)
(millions)	Full Year 2005	First Qtr. 2006	Second Qtr. 2006	Third Qtr. 2006	Year-to-date 2006	Fourth Qtr. 2006	Full Year 2007	Total
Costs By Type:
Workforce reduction	$116	$25	$7	$10	$42	$20	$11	$189
Lease consolidation	20	5	7	12	24	6	12	62
Asset impairments	17	1	1	3	5	3	3	28
Other related expenses	5	2	4	4	10	2	4	21
Total	$158	$33	$19	$29	$81	$31	$30	$300
Estimated Savings	$5	$18	$29	$35	$82

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

Year-to-date, restructuring and related expenses amounted to $81 million, which include:

•                  $42 million year-to-date in workforce reduction costs.

•                  $24 million in lease consolidation costs, reflecting leases terminated or abandoned in the U.S. and the U.K.

•                  $5 million of asset impairments attributable to leasehold impairment write-downs on abandoned leases.

•                  $10 million in other related expenses, which represent fees paid to outside parties for work related to the restructuring.

Below is a detail of the restructuring and related expense by segment:

	Actual					Estimated
	Full Year 2005	First Qtr. 2006	Second Qtr. 2006	Third Qtr. 2006	Inception to Date	Fourth Qtr. 2006	Full Year 2007	Total
Risk and Insurance Brokerage Services	$143	$26	$17	$23	$209	$29	$22	$260
Consulting	8	6	2	5	21	2	7	30
Insurance Underwriting	3	—	—	—	3	—	1	4
Corporate	4	1	—	1	6	—	—	6
Total	$158	$33	$19	$29	$239	$31	$30	$300

The following table details the restructuring and related expenses incurred in 2005 and first nine months of 2006 and estimated for the remainder of 2006 and 2007 by geographic region:

	United	United	Continent	Rest of
Costs By Region:	States	Kingdom	Of Europe	World	Total
Incurred:
2005	$28	$92	$30	$8	$158

1st Quarter 2006	12	13	5	3	33
2nd Quarter 2006	3	15	—	1	19
3rd Quarter 2006	18	14	(5)	2	29

Estimated:
4th Quarter 2006	13	7	11	—	31
2007	19	4	7	—	30
Total incurred and remaining estimated	$93	$145	$48	$14	$300

In addition to these actions, we are exploring additional initiatives that will likely be decided by the end of 2006, which may result in an increase in estimated restructuring costs and related savings.  We currently expect to finalize the plan by the end of 2006.

Changes to U.S. and U.K. Pension Plans

Effective January 1, 2007, future benefits in the U.S. defined benefit pension plan will be calculated based on a “career average pay” formula instead of a “final average pay” formula. The change is anticipated to affect approximately 11,000 active employees covered by the U.S. plan. The U.S. plan was closed to new entrants effective January 1, 2004.

For our U.K. defined benefit pension plans, we are proposing to cease crediting future benefits relating to salary and service, subject to trustee approval and member consultation. The proposed change would affect approximately 1,700 active employees and is anticipated to take effect during the first half of 2007. Subject to approval of the trustees, we proposed that the future pension provision will be provided under the defined contribution section of the Aon U.K. Pension Scheme. The U.K. defined benefit plans were closed to new entrants effective January 1, 1999.

U.K. Pension Contributions

In first quarter 2006, we contributed cash and certain financial investments valued at approximately $227 million to our U.K. pension plans.  Included in the contribution were part of our holdings in PEPS I notes, investment in Endurance warrants, and our investment in Scandent Holdings Mauritius Limited (“Scandent”), received as part of the sale of Cambridge Integrated Services Group, valued at $58 million.  Our year-to-date Corporate and Other segment investment income includes a $17 million decrease in the fair value of the Endurance warrants prior to their contribution on March 31.  The year-to-date results of our Risk and Insurance Brokerage Services segment includes a realized gain recognized on the contribution of our investment in Scandent of $35 million.

Share Repurchase Program

We continue a $1 billion share buyback program and through September 30, 2006 have now repurchased 18 million shares at a cost of $683 million dollars.  Of the shares repurchased, we have reissued 3.4 million shares for stock options, stock awards and other benefit plans.

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

Aon adopted Statement No. 123(R) using the modified prospective transition method.  In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).  Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In Aon’s pro forma information required under Statement No. 123 for the periods prior to 2006, Aon accounted for forfeitures on restricted stock units as they occurred, but estimated forfeitures on stock options.

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

Included in Aon’s third quarter and year-to-date compensation and benefits expense is $6 million and $19 million, respectively, of expense related to the amortization of stock options with no corresponding amount recorded in 2005.  Included in year-to-date cumulative effect of a change in accounting principle is an after-tax positive impact of $1 million reflecting the beneficial impact of estimating forfeitures.

New Accounting Standard on Pension Accounting

In September 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).  The statement requires balance sheet recognition of the funded status of defined benefit postretirement plans, including pension plans effective for our December 31, 2006 financial statements.  The statement also requires companies to measure plan assets and obligations as of the date of the year-end financial statements beginning in 2008, with early adoption permitted.  If Aon had adopted this standard as of December 31, 2005, the total impact would have been to reduce the Company’s stockholders’ equity by approximately $500 million. Changes to plan assumptions used to measure the plans at December 31, 2006 (e.g. discount rates and return on assets) will impact this amount.  Additionally, the Company has proposed changes to its U.S. and U.K. defined benefit pension plans that will also have some impact on the 2006 measurement.  The Company has elected to early adopt the measurement date provisions in 2006.

New Accounting Interpretation on Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position in accordance with this Interpretation is a two-step process. First, we will determine whether it is more likely than not that our tax positions will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we must presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. Next, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in either an increase in a liability for income taxes payable and or a reduction of an income tax refund receivable.

The adoption of FIN 48 may result in the recognition or derecognition of tax positions which would impact our tax assets and liabilities.  Upon assessing the tax assets and liabilities we will be required to record a cumulative transition adjustment if the new evaluation threshold changes our positions previously reflected in our Consolidated Statements of Financial Position.  This interpretation applies to our financial statements beginning in 2007.  We are currently evaluating the impact that the adoption of FIN 48 will have, if any, on the consolidated financial statements.

REVIEW OF CONSOLIDATED RESULTS

General

In the discussion of operating results, we sometimes refer to supplemental information extracted from consolidated financial information which is not required to be presented in the financial statements by U.S. generally accepted accounting principles (“GAAP”).

Supplemental information related to organic revenue growth is information that management believes is an important measure to evaluate business production from existing operations.  We also believe that this supplemental information is helpful to investors.  Organic revenue growth excludes from reported revenue the impact of foreign exchange, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses, unusual items, and for the insurance underwriting segment only, an adjustment between written and earned premium.

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

Consolidated Results

The following table and commentary provide selected consolidated financial information.

	Third quarter ended			Nine months ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2006	2005	Change	2006	2005	Change
Revenue:
Brokerage commissions and fees	$1,589	$1,527	4%	$4,852	$4,756	2%
Premiums and other	487	436	12	1,423	1,307	9
Investment income	92	55	67	266	186	43
Total consolidated revenue	2,168	2,018	7	6,541	6,249	5

Expenses:
Compensation and benefits	1,116	1,033	8	3,344	3,194	5
Other general expenses	474	494	(4)	1,394	1,382	1
Benefits to policyholders	349	240	45	864	708	22
Depreciation and amortization	56	77	(27)	166	198	(16)
Interest expense	34	29	17	99	94	5
Provision for New York and other state settlements	—	1	(100)	2	4	(50)
Total expenses	2,029	1,874	8	5,869	5,580	5
Income from continuing operations before provision for income tax	$139	$144	(3)%	$672	$669	—%
Pretax margin-continuing operations	6.4%	7.1%		10.3%	10.7%

Revenue

Brokerage commissions and fees increased by $62 million or 4% from third quarter 2005.  Year-to-date revenue increased $96 million or 2% from the comparable 2005 period.  Organic growth in Risk and Insurance Brokerage Services of 3% and 2% on a quarterly and year-to-date basis, respectively, drove the increases.

Premiums and other increased $51 million or 12% from third quarter 2005 and $116 million or 9% on a year-to-date basis, driven by strong growth in a supplemental health product in our accident & health and life sub-segment.

Investment income increased $37 million or 67% from third quarter 2005 and $80 million or 43% on a year-to-date basis.  The third quarter and year-to-date increases were primarily driven by higher interest rates and investment balances.  Year-to-date results also benefited from a $35 million gain related to our U.K. pension plan contribution.  The year-to-date mark-to-market adjustment for our Endurance warrants was a negative $17 million in 2006 and a positive $2 million in 2005.

Expenses

Compensation and benefits increased $83 million and $150 million on a quarterly and year-to-date basis, respectively.  Driving the increases for both periods are restructuring costs, higher incentive costs, including the expensing of stock options consistent with the adoption of Statement No. 123(R), increased benefits, acquisitions, and for the quarter, the impact of foreign exchange.

Other general expenses dropped $20 million or 4% on a quarterly basis, but increased $12 million or 1% on a year-to-date basis.  The quarterly drop was driven by:

•                  $30 million gain on the sale of a building in Spain

•                  $22 million of claims servicing obligations incurred in 2005 in the UK, with no corresponding amount in 2006.

These items were partially offset by the impact of foreign currency translation and hedging.  On a year-to-date basis, other general expenses rose $12 million or 1%.  The increase was attributable to the impact of our hedging program and increased legal fees and restructuring costs, which more than offset the gain on the sale of the building and last year’s claims servicing obligation expenses.

Benefits to policyholders increased $109 million for the quarter and $156 million year-to-date.  The increase for both periods was driven by an increase of $81 million for our property and casualty reserves as discussed in the Key Recent Events section, as well as increases driven by the growth in our supplemental health product.

Depreciation expense decreased $21 million or 27% and $32 million or 16% on a quarterly and year-to-date basis, respectively.  The decline was caused by asset disposals and write-offs in 2005, offset in part by restructuring-related asset impairments in the current year.

Interest expense increased $5 million or 17% and $5 million or 5% on quarterly and year-to-date basis, respectively.  The increases were driven by increased borrowings and higher interest rates.

Income from Continuing Operations Before Provision for Income Tax and Cumulative Effect of a Change in Accounting Principle

Income from continuing operations before provision for income tax decreased $5 million to $139 million in third quarter 2006, as compared to $144 million for third quarter 2005.  The 3% decline is attributable to organic revenue growth in all operating segments along with the gain on the sale of a building in Spain and higher investment income, which was more than offset by the increase in our property and casualty reserves, stock option expense and higher incentive compensation.

On a year-to-date basis, income from continuing operations, before provision for income tax and the cumulative effect of a change in accounting principle, increased $3 million to $672 million in 2006, as compared to $669 million for 2005.  The relatively consistent income is attributable to organic revenue growth primarily in the Risk and Insurance Brokerage Services and Insurance Underwriting segments, a gain from the contribution of an investment to the U.K. pension plans, a gain on the sale of a building in Spain, and higher investment income.  These improvements were offset by the increase in our property and casualty reserves, stock option expense and higher incentives, increased restructuring expenses, a decrease in the value of our former investment in Endurance warrants and unfavorable foreign exchange.

Income Taxes

The effective tax rate for continuing operations was 35.3% and 32.6% for the third quarters ended September 30, 2006 and 2005, respectively, and 34.8% and 30.0% for the first nine months of 2006 and 2005, respectively.  The effective tax rate for the third quarter and first nine months of 2006 reflects the geographic distribution of earnings and lower tax rates in certain countries.  The comparable rates for 2005 were impacted by favorable resolution of certain tax matters.

Income from Continuing Operations

Income from continuing operations before accounting change for third quarter 2006 and 2005 was $90 million and $97 million, respectively.  Basic and diluted income per share in 2006 was $0.29 and $0.27, respectively, versus $0.29 for both basic and diluted income per share in 2005.  Income from continuing operations in 2006 included $0.01 per share for hedging and currency translation losses, respectively.

Income from continuing operations before accounting change for the first nine months of 2006 and 2005 was $438 million and $468 million, respectively.  Basic and diluted income per share in 2006 was $1.37 and $1.29, respectively, versus $1.45 and $1.39, respectively, in 2005.  Income from continuing operations included hedging and currency losses of $0.02 each per share in 2006.

Discontinued Operations

Third quarter income from discontinued operations was $16 million in 2006 ($0.05 per basic and diluted share) versus $25 million in 2005 ($0.08 per basic and $0.07 per diluted share).  For the first nine months of 2006 and 2005, income from discontinued operations was $58 million ($0.18 per basic and $0.17 per diluted share), and $45 million ($0.14 per basic and $0.13 per diluted share), respectively.  Discontinued operations principally include AWG and CPG (see Key Recent Events) for all periods and our Swett operation in 2005.  Results in 2005 were impacted by unfavorable deferred tax adjustments.  Current quarter and year-to-date 2006 results include a $21 million pretax reserve increase in CPG, an $8 million pretax derivative loss associated with investments anticipated to be included in the AWG transaction, and a $13 million pretax gain, net of expenses, due to an agreement reached relating to the settlement of certain legacy reinsurance claims from our A&A discontinued operations.

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

The following table and commentary provide selected financial information on the operating segments.

	Third quarter ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(millions)	2006	2005	2006	2005
Operating segment revenue: (1)(2)
Risk and Insurance Brokerage Services	$1,341	$1,274	$4,106	$3,945
Consulting	301	295	918	919
Insurance Underwriting	519	464	1,519	1,392
Income (loss) before income tax:
Risk and Insurance Brokerage Services	$190	$136	$645	$577
Consulting	18	15	71	70
Insurance Underwriting	(27)	52	101	161
Pretax Margins:
Risk and Insurance Brokerage Services	14.2%	10.7%	15.7%	14.6%
Consulting	6.0%	5.1%	7.7%	7.6%
Insurance Underwriting	(5.2)%	11.2%	6.6%	11.6%

(1)             Intersegment revenues of $12 million were included in both third quarter 2006 and 2005.

(2)             Intersegment revenues of $36 million and $34 million were included in nine months 2006 and 2005, respectively.

The following chart reflects investment income earned by the operating segments, which is included in the foregoing results.

	Third quarter ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(millions)	2006	2005	2006	2005
Risk and Insurance Brokerage Services	$47	$34	$152	$87
Consulting	1	1	4	3
Insurance Underwriting	25	23	76	69

•                  Risk and Insurance Brokerage investment income increased $13 million on a quarterly and $65 million on a year-to-date basis.  The increase in the quarterly and year-to-date income was driven primarily by higher interest rates.  Additionally, the year-to-date increase was also driven by the contribution of the Scandent preferred stock investment to a U.K. pension plan, which resulted in a gain of $35 million.

•                  Consulting investment income was marginally higher on a year-to-date basis because of higher interest rates.

•                  Insurance underwriting investment income increased $2 million on a quarterly basis and $7 million on a year-to-date basis, primarily because of higher interest rates.

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

Risk and Insurance Brokerage Services generated approximately 62% of Aon’s total operating segment revenues for the third quarter and 63% for the first nine months of 2006.  Revenues are generated primarily through:

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

Our revenues vary from quarter to quarter throughout the year as a result of:

•                  the timing of our clients’ policy renewals,

•                  the net effect of new and lost business,

•                  the timing of services provided to our clients, and

•                  the income we earn on investments, which is influenced by balances and short-term interest rates.

Our brokerage companies operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as individual brokers and agents and direct writers of insurance coverage.  Specifically, this segment:

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

Revenue

These charts detail Risk and Insurance Brokerage Services revenue by sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions) Third quarter ended Sept. 30,	2006	2005	Percent Change	Currency Impact	Divestitures & Transfers	All Other	Revenue Growth

Brokerage — Americas	$567	$538	5%	1%	2%	—%	2%
Brokerage — International	536	527	2	2	3	(4)	1
Reinsurance	238	209	14	2	(2)	6	8
Total revenue	$1,341	$1,274	5%	2%	2%	(2)%	3%

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Nine months ended Sept. 30,	2006	2005	Change	Impact	& Transfers	Other	Growth

Brokerage — Americas	$1,665	$1,514	10%	1%	2%	4%	3%
Brokerage — International	1,743	1,779	(2)	(2)	1	(1)	—
Reinsurance	698	652	7	(1)	—	4	4
Total revenue	$4,106	$3,945	4%	(1)%	2%	1%	2%

•                  Brokerage Americas increased $29 million or 5% on a quarterly basis and $151 million or 10% on a year-to-date basis driven by organic growth in U.S. Retail, Affinity, and Latin America, the realignment of certain businesses from Consulting, higher investment income, and positive foreign currency effects.

•                  Brokerage International increased $9 million or 2% on a quarterly basis, but declined $36 million or 2% on a year-to-date basis.  In both periods, acquisitions, higher investment income, and organic revenue growth in several countries, especially in the Asia/Pacific region, is somewhat offset by a decline in the U.K. as well as a refinement in techniques used to estimate revenues on installment contracts in the U.K. in 2005. This refinement has been excluded from the calculation of organic revenue growth.  In the quarter, foreign exchange rates benefited results, while for the year-to-date period, the stronger U.S. dollar hurt results.

•                  Reinsurance revenue grew $29 million or 14% on a quarterly basis and $46 million or 7% on a year-to-date basis.  Strong organic growth (8% for the quarter and 4% on a year-to-date basis) was driven by new business and increased penetration with existing clients in the U.S. and the U.K.  Increased investment income also contributed to the improvement in both periods.

This chart details Risk and Insurance Brokerage Services revenue by geographic area.

	Third quarter ended			Nine months ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2006	2005	Change	2006	2005	Change

United States	$528	$499	6%	$1,539	$1,406	9%
United Kingdom	243	257	(5)	707	754	(6)
Continent of Europe	281	252	12	1,006	999	1
Rest of World	289	266	9	854	786	9
Total revenue	$1,341	$1,274	5%	$4,106	$3,945	4%

•                  Strong organic growth in the United States and higher investment income contributed to the improvement in revenue for both periods.  In addition, our year-to-date revenue was impacted by the $35 million gain related to the contribution of our investment in Scandent preferred stock to a U.K. pension plan.

•                  The U.K. revenue decline of 5% for the quarter principally reflects the $23 million refinement last year relating to installment revenue.  Absent this item, revenue grew 4%.  The year-to-date decline also reflects low retention rates, lower new business, and the restructuring of the UK insurance market.

•                  Continent of Europe was up 12% for the quarter and grew 1% on a year-to-date basis, reflecting organic revenue growth and acquisitions.  The year-to-date period was impacted by negative fluctuations in foreign exchange rates.

•                  The Rest of World revenue was up for both periods reflecting strong organic growth in emerging markets in Latin America and Asia.

Income Before Income Tax

Third quarter pretax income increased 40% to $190 million from $136 million in 2005.  Pretax margins were 14.2% and 10.7% for 2006 and 2005, respectively.  Nine months pretax income increased 12% to $645 million from $577 million in 2005.  Pretax margins for nine months were 15.7% and 14.6% for 2006 and 2005, respectively.  The growth in income and margins was driven by organic revenue growth and higher investment income.  Additionally, margins were aided by the one-time benefit of the sale of a building in Spain, which resulted in a $30 million gain that was recorded in other general expenses, as well as an expense last year relating to a change in the estimate for future claims handling and certain administrative services for brokerage clients in the U.K. of $22 million.  These increases more than offset the impact of hedging losses in both periods and the impact of restructuring expenses on a year-to-date basis.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  This segment:

•                  provides a full range of consulting services, from employee benefits to compensation consulting, and

•                  generated 14% of Aon’s total operating segment revenue for both the third quarter and nine months 2006.

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

Revenue

These charts detail Consulting revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Third quarter ended September 30,	2006	2005	Change	Impact	& Transfers	Other	Growth

Consulting services	$234	$230	2%	2%	(4)%	—%	4%
Outsourcing	67	65	3	2	2	1	(2)
Total revenue	$301	$295	2%	2%	(2)%	(1)%	3%

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Nine months ended September 30,	2006	2005	Change	Impact	& Transfers	Other	Growth

Consulting services	$709	$714	(1)%	—%	(4)%	—%	3%
Outsourcing	209	205	2	—	2	—	—
Total revenue	$918	$919	—%	—%	(2)%	—%	2%

•                  Consulting Services revenue increased $4 million or 2% for the quarter, but declined $5 million or 1% for the first nine months, reflecting the transfer of certain small units to the Risk and Insurance Brokerage Services segment.  Organic revenue growth was 4% on a quarterly basis and 3% on a year-to-date basis reflecting growth in our international operations and the recently established Financial Advisory and Litigation Consulting unit.

•                  Outsourcing revenue growth for the quarter was $2 million or 3% on a quarterly basis and $4 million or 2% on a year-to-date basis.  The improvement in both periods was driven by a U.K. acquisition.  On a quarterly basis, organic growth was negative 2% and was unchanged on a year-to-date basis driven by lower revenue from AT&T.  AT&T, which is our largest outsourcing client, informed us earlier this year that they are terminating many services in a contract with us at the end of 2006, though they will remain a significant client of Aon Consulting.  The outsourcing contract being terminated by AT&T accounts for approximately 30% of the outsourcing sub-segment’s annual revenue.

This chart details Consulting revenue by geographic area.

	Third quarter ended			Nine months ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2006	2005	Change	2006	2005	Change

United States	$165	$173	(5)%	$505	$530	(5)%
United Kingdom	58	52	12	169	155	9
Continent of Europe	43	37	16	136	138	(1)
Rest of World	35	33	6	108	96	13
Total revenue	$301	$295	2%	$918	$919	—%

•                  For both periods, the U.S. revenue decline was primarily caused by reduced outsourcing business triggered by the loss of AT&T as discussed above and the transfer out of certain small units to brokerage, partially offset by Financial Advisory and Litigation Consulting revenue and increases in compensation consulting.

•                  United Kingdom revenue rose 12% on a quarterly basis, driven principally by foreign exchange rates. Revenue rose 9% on a year-to-date basis principally due to increased pension consulting work, which was driven by new U.K. pension rules.

•                  Continent of Europe increased 16% on a quarterly basis, but dropped 1% on year-to-date basis.  Both periods exhibited organic revenue growth.  However, the year-to-date drop was driven by unfavorable foreign currency fluctuations.

•      The improvement in Rest of World for both periods reflects organic revenue growth and foreign exchange benefits.

Income Before Income Tax

Third quarter 2006 pretax income was up 20% to $18 million compared to $15 million in 2005.  Pretax margins for the quarter were 6.0% and 5.1% for 2006 and 2005, respectively.  Nine months 2006 pretax income was $71 million compared to $70 million in 2005.  Pretax margins were 7.7% and 7.6% for 2006 and 2005, respectively.  For both periods the pretax income and margin improvement was principally driven by organic revenue growth, partially offset by higher restructuring charges on a year-to-date basis.

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

•      has operations in the United States, Canada, Europe and Asia/Pacific; and

•                  generated 24% and 23% of Aon’s total operating segment revenue for the third quarter and nine months of 2006, respectively.

In June 2006, we reached an agreement to sell our warranty and credit operations.  This business administers extended warranty services on automobiles, electronic goods, personal computers and appliances.  It also offers extended warranty and credit insurance products that are sold through retailers, automotive dealers, insurance agents and brokers, and real estate brokers.  In October 2006, we signed a letter of intent to sell a portion of our specialty property and casualty businesses, CPG.  These operations have been reclassed to discontinued

operations for all periods presented and are not included in the following discussion.  Both sales are expected to close by the end of 2006.

We review our revenue results using the following sub-segments:

•                  Accident & Health and Life (AH&L), through which we provide an array of accident, sickness, short-term disability and other supplemental insurance products. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation;

•                  Property and Casualty, through which we provide select commercial property and casualty insurance on a limited basis.  We are exiting the Property and Casualty business and have placed the remaining lines of business into run-off.  We are divesting one product line (CPG) and we continue to explore alternative disposition opportunities for other lines.  See Key Recent Events.

Revenue

Written premium and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums and fees.

These charts detail Insurance Underwriting revenue by product sub-segment:

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Third quarter ended Sept. 30,	2006	2005	Change	Impact	All Other (1)	Growth (2)

Accident & health and life	$511	$453	13%	2%	(2)%	13%
Property & casualty	8	11	(27)	—	N/A	N/A
Total revenue	$519	$464	12%	2%	(10)%	20%

(1)          The difference between written and earned premium and fees, as a percentage change, was (2)% for accident & health and life, not meaningful for property & casualty, and (9)% for total revenue.

(2)             Organic growth for Property and Casualty is no longer meaningful as the remaining business is in run-off.

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Nine months ended Sept. 30,	2006	2005	Change	Impact	All Other (1)	Growth (2)

Accident & health and life	$1,491	$1,343	11%	—%	(1)%	12%
Property & casualty	28	49	(43)	—	N/A	N/A
Total revenue	$1,519	$1,392	9%	—%	(4)%	13%

(1)             The difference between written and earned premium and fees, as a percentage change, was (1)% for accident & health and life, not meaningful for property & casualty, and (4)% for total revenue.

(2)             Organic growth for Property and Casualty is no longer meaningful as the remaining business is in run-off.

In the Accident & Health and Life business, revenue grew $58 million or 13% for the quarter and $148 million or 11% for nine months, primarily driven by strong growth in a supplemental health product.

Our Property and Casualty lines of business are now in run-off as discussed in the Key Recent Events section.

This chart details Insurance Underwriting revenue by geographic area.

	Third quarter ended			Nine months ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2006	2005	Change	2006	2005	Change

United States	$355	$315	13%	$1,036	$939	10%
United Kingdom	51	49	4	151	146	3
Continent of Europe	37	30	23	108	100	8
Rest of World	76	70	9	224	207	8
Total revenue	$519	$464	12%	$1,519	$1,392	9%

•                  United States revenue increased $40 million or 13% on a quarterly basis and $97 million or 10% on a year-to-date basis driven by growth in a supplemental health product.

•                  United Kingdom revenue was generally consistent with prior years on a quarterly and year-to-date basis due to organic growth and exchange rates.

•                  Continent of Europe revenue increased $7 million or 23% on a quarterly basis and $8 million or 8% on a year-to-date basis due to organic growth and exchange rates.

•                  Rest of World revenue grew $6 million or 9% on a quarterly basis and $17 million or 8% on a year-to-date basis, reflecting organic revenue growth.

Income Before Income Tax

Third quarter pretax loss was $27 million and the pretax margin was a negative 5.2% compared to $52 million of pretax income with an 11.2% margin in the third quarter of 2005.  Nine months pretax income fell 37% to $101 million and pretax margins fell from 11.6% to 6.6%.  The decrease in income and margins for both periods is primarily attributable to the $81 million reserve increase recorded in our property and casualty sub-segment as discussed in the Key Recent Events section.

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

This chart shows the components of Corporate and Other revenue and expenses:

	Third quarter ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(millions)	2006	2005	2006	2005
Revenue:
Income from marketable equity securities and other investments	$22	$2	$42	$40
Limited partnership investments	1	—	2	1
Net loss on disposals and related expenses	(4)	(5)	(10)	(14)
Total revenue	19	(3)	34	27

Expenses:
Compensation and benefits	10	7	29	23
Other general expenses	17	20	51	49
Interest expense	34	29	99	94
Total expenses	61	56	179	166
Loss before income tax	$(42)	$(59)	$(145)	$(139)

Revenue

Corporate segment revenue was $19 million for third quarter 2006 compared to $(3) million in the third quarter of 2005.  The increase was driven by:

•                  higher investment balances and interest rates.

•                  Negative mark-to-market adjustments of $13 million recorded in third quarter 2005 on our investment in Endurance warrants, with no corresponding impact in 2006.  As discussed in Key Recent Events, the warrants were contributed to the U.K. pension plans on March 31, 2006.

Loss Before Income Tax

The quarterly pretax loss in the Corporate and Other segment was $42 million compared with a loss of $59 million a year ago, as higher revenue was partially offset by higher compensation and benefit costs along with increased interest expense, driven by increased borrowings and higher interest rates.

The pretax loss for nine months was $145 million compared to a pretax loss of $139 million a year ago, reflecting the net impact of the Endurance warrants, along with compensation and benefit costs and increased interest expense.

FINANCIAL CONDITION & LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the nine months ended September 30, 2006 and 2005 are as follows:

(millions) Nine months ended September 30,	2006	2005
Insurance Underwriting operating cash flows (including Warranty)	$520	$308
All other operating cash flows	254	403
	774	711
Change in funds held on behalf of brokerage and consulting clients	50	150
Cash provided by operating activities	$824	$861

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident & health and life and warranty, credit and property & casualty businesses.  These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $520 million for 2006, an increase of $212 million compared to 2005. This increase was primarily related to organic revenue growth. This growth resulted in a significant increase in retained unearned premium reserves.  For 2006, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $2,643 million compared to $2,395 million in 2005.  Investment and other miscellaneous income received was $195 million and $165 million in 2006 and 2005, respectively.  Investment income improved in 2006 due to favorable interest rates and an increase in invested assets.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes.  Claims and other cash benefits paid were $1,204 million in 2006 versus $1,035 million in 2005.  Commissions and general expenses paid were $947 million for 2006, compared to $1,072  million in 2005.  Tax payments for 2006 were $167 million compared to $145 million last year.

We will invest and use operating cash flows to satisfy future benefits to policyholders and when appropriate, make them available to pay dividends to the Aon parent company.  During the first nine months of 2006, Combined Insurance Company of America, (“CICA”), one of our major underwriting subsidiaries, declared and paid a cash dividend of $100 million to Aon. In early fourth quarter 2006, CICA declared and paid a special cash dividend of $150 million to Aon.

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

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $254 million in 2006 compared to $403 million in 2005.  These amounts exclude the change in funds held on behalf of clients as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.  Comparing 2006 to 2005, the net decrease in cash from our Risk and Insurance Brokerage Services and Consulting segments and related corporate items of $149 million was primarily influenced by the timing of revenue receipts and legal payments.

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

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) for:

•                  investing activities of $346 million.  The cash flows used by investing activities included purchases of investments, net of sales, of $138 million; acquisitions of subsidiaries, net of divestitures, of $112 million, and capital expenditures, net of disposals, of $96 million.

•                  financing needs of $485 million.  Financing uses primarily included cash dividends paid to shareholders of $143 million, and net treasury share activity of $546 million.  Financing provided cash of $204 million from  debt issuances, net of repayments.

Financial Condition

Since year-end 2005, total assets increased $865 million to $28.7 billion.

Total investments at September 30, 2006 and December 31, 2005 were $7.1 billion.  Approximately 93% of Aon’s investment portfolio at quarter end was in short-term investments and fixed maturities, with 99% of our fixed maturities rated investment grade.

	Amount Shown
	in Statement	Percentage
	of Financial	of Total
(millions)	Position	Investments
Fixed maturities - available for sale:
US government and agencies	$278	4%
States and political subdivisions	9	—
Debt securities of foreign governments not classified as loans	1,336	19
Corporate securities	888	13
Public utilities	70	1
Mortgage-backed and asset-backed securities	381	5
Total Fixed Maturities	2,962	42

Equity securities - available for sale:
Common stocks	65	1
Non-redeemable preferred stocks	1	—
Total Equity Securities	66	1

Policy loans	57	1
Other long-term investments
PEPS I Preferred Stock	204	3
Other	136	2
Total Other Long Term Investments	340	5
Total Other Investments	397	6
Short-term investments	3,647	51

TOTAL INVESTMENTS	$7,072	100%

Total receivables decreased $228 million in the first nine months of 2006 primarily the result of the timing of cash receipts and the impact of foreign exchange rates.  Insurance premiums payable decreased $48 million over the same period.  This decrease primarily reflects the timing of cash payments, client demand for risk programs and the effect of foreign exchange rates.

Other assets increased $324 million from December 31, 2005.  Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes.  The increase is principally caused by higher prepaid pension assets.

Policy liabilities increased $118 million, driven by an increase in future policy benefits.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at September 30, 2006 was $2,343 million, an increase of $231 million from December 31, 2005.

At September 30, 2006, we had a $600 million unused U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.

We also have several foreign credit facilities available.  At September 30, 2006, we had available to us:

•                  a five-year €650 million ($825 million) multi-currency facility of which $418 million was outstanding at September 30, 2006.  See Note 8 to the consolidated financial statements in our 2005 Form 10-K for further discussion of both the U.S. and Euro facilities;

•                  a £37.5 million ($71 million) facility and a 364-day 10 million Canadian dollar ($9 million) facility.  The pound sterling facility was recently renewed.  This facility now contains the same financial covenants and expiration date as the Euro facility.  The Canadian facility expires in September 2007; and

•                  a €20 million ($25 million) open-ended facility and a €25 million ($32 million) 364-day facility that expires in June 2007.

The major rating agencies’ ratings of our debt at November 1, 2006 appear in the table below.

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

Stockholders’ Equity

Stockholders’ equity increased $69 million from the fourth quarter 2005 to $5.4 billion.  The change was driven primarily by $497 million of net income and an increase in foreign exchange gains, principally offset by $525 million of net treasury stock repurchases as a result of our stock repurchase program.

Accumulated other comprehensive loss decreased $153 million since December 31, 2005.  Net unrealized investment gains increased by $8 million over year-end 2005.  Net foreign exchange translation increased by $134 million because of the weakening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.

Our total debt as a percentage of total capital was 30.4% at September 30, 2006.  This is compared to our total debt as a percentage of total capital of 28.5% at year-end 2005.

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

Thus, we have concluded that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46 given that our subsidiaries do not have significant variable interests.

Through the securitization agreements we, or one of our QSPEs, sell undivided interests in specified premium finance agreements to the Bank SPEs.  The aggregate amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to $1.8 billion.  The Bank SPEs had advanced $1.7 billion and $1.8 billion, at September 30, 2006 and December 31, 2005, respectively.  Additional advances are available as additional eligible premium finance agreements are sold to the Bank SPEs and collections (administered by Aon) on previously sold agreements reduce available advances.

We record at fair value our retained interest in the sold premium finance agreements, and report it in insurance brokerage and consulting services receivables in the condensed consolidated statements of financial position.  We also retain servicing rights for sold agreements and earn servicing fee income over the servicing period.  The servicing fees are included in the gain/loss calculation.  At September 30, 2006 and 2005, the fair value of the servicing rights approximates the estimated costs to service the receivables and accordingly, we have not recorded any servicing assets or liabilities related to this servicing activity.

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

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade.  As part of this transaction, the insurance companies had been required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  Beginning in July 2004, Aon Parent assumed this responsibility.  Commitments of $2 million were funded in 2006.  As of September 30, 2006, the unfunded commitments amounted to $46 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.  The assets, liabilities and operations of PEPS I are not included in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment write-downs of $59 million, equal to the original cost of one tranche.  The preferred stock interest represents a beneficial interest in securitized limited partnership investments.  The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I.  These preferred stock interests have an unrealized investment gain as of September 30, 2006.  Management assesses other-than-temporary declines in the fair value below cost using a financial model that considers the:

•                  value of the underlying limited partnership investments of PEPS I and

•                  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, our ability to execute the stock repurchase program, our ability to consummate the pending sale of the Aon Warranty Group, our ability to obtain regulatory or legislative changes to permit continuous sales of our supplemental Medicare health product, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors and federal regulators, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, and the difference in ultimate paid claims in our underwriting companies from actuarial estimates.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but the majority of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling a sufficient amount of U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At September 30, 2006, we hedged approximately 57% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months.  We do not generally hedge exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates.  Third quarter 2006 diluted earnings per share were negatively impacted by $0.01 related to translation losses and $0.01 related to currency hedging losses.

We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

The nature of the income of our businesses is affected by changes in international and domestic short-term interest rates.  We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure by entering into interest rate swap agreements and use exchange-traded futures and options to limit our net exposure.  A decrease in global short-term interest rates adversely affects Aon’s income.  This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the Continent of Europe.

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

Changes in internal control over financial reporting.  During 2005, the Company commenced a review and subsequent project to replace or upgrade certain core financial systems.  The implementation of a suite of software began in first quarter 2006 and is expected to be executed in phases throughout 2006 and 2007.  The implementation is intended, among other things, to enhance the Company’s internal controls over financial reporting.  Other than the changes above, no other changes in Aon’s internal control over financial reporting occurred during third quarter 2006 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

The condensed consolidated financial statements at September 30, 2006, and for the three and nine months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon’s independent registered public accounting firm, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Aon Corporation

We have reviewed the condensed consolidated statement of financial position of Aon Corporation (the Company) as of September 30, 2006, and the related condensed consolidated statements of income for the three month and nine month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005.  These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Aon Corporation as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated March 7, 2006 we expressed an unqualified opinion on those consolidated financial statements.  In 2006, as discussed in Note 11, the Company reclassified assets and liabilities that became held-for-sale, resulting in a revision of the December 31, 2005 consolidated statement of financial position.  We have not audited the revised statement of financial position reflecting the reclassification of these assets and liabilities.

Chicago, Illinois
November 8, 2006

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 (Contingencies) to the condensed consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the third quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/06 — 7/31/06	191,300	$33.62	191,300	$500,328,048
8/1/06 — 8/31/06	3,362,700	$33.64	3,362,700	$387,218,428
9/1/06 — 9/30/06	2,048,400	$34.14	2,048,400	$317,290,865
Total	5,602,400	$33.82	5,602,400

(1) Does not include commissions paid to repurchase shares.

On November 3, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through September 30, 2006, the Company has repurchased 18,049,000 shares of common stock at an average price (excluding commissions) of $37.82 per share for an aggregate purchase price of $683 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $317 million, with no termination date.

ITEM 6.	EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

November 8, 2006	/s/ David P. Bolger
DAVID P. BOLGER
EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER, AND
CHIEF ADMINISTRATIVE OFFICER
(Principal Financial and Accounting Officer)

Aon CORPORATION

Exhibit Number
In Regulation S-K

Item 601 Exhibit Table

10.1	Letter Agreement dated July 19, 2006 among Dennis L. Mahoney, Aon Group, Inc. and Aon Limited — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2006.

12	Statements regarding Computation of Ratios

(a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

(b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code