Form 10-K
period 2006-12-31
AON CORP
filed 2007-03-01
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Large accelerated filer    ☒                Accelerated filer    ☐                Non-accelerated filer    ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of June 30, 2006, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $10,284,615,161 based on the closing sales price as reported on the New York Stock Exchange—Composite Transaction Listing.

        Number of shares of common stock outstanding as of January 31, 2007 was 298,375,565.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Aon Corporation's Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 18, 2007 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

Explanatory Note Regarding Restatement Related to Stock Option Expense ("Explanatory Note.")

        In accordance with guidance provided by the Staff of the Securities and Exchange Commission ("SEC") in January 2007, Aon Corporation ("Aon" or the "Company") is restating in this Annual Report on Form 10-K, its consolidated prior year financial statements arising from errors made in the measurement of equity compensation.

        On February 8, 2007, the Company announced that incorrect measurement dates for certain stock options granted in 2000 and in certain years prior appeared to have been used for financial accounting purposes. The Company also announced that the Audit Committee of the Board of Directors had commenced a comprehensive review of option grant date practices and related accounting issues. That review has been substantially completed, and any further review is not expected to have a material effect.

        As a result of this review, compensation expense for 2006 and 2005 was increased by $2 million and $3 million, respectively. Such amounts increase the compensation expense disclosed in our 2006 earnings release as furnished on Form 8-K on February 9, 2007. As such, this filing, which includes the revised expense amounts, should be relied upon rather than the prior filing. Similarly, previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q have not been, and will not be, amended, and therefore should not be relied upon. We have concluded that the impact of corrected compensation expense is not material to any reporting period; however, the aggregate cumulative impact for the 1994 to 2005 period is considered sufficiently material to warrant restatement.

        Note 2, beginning on page 82 to our audited financial statements, reconciles previously filed annual financial information to the restated financial information on a line-by-line basis for the periods presented in the audited financial statements. All schedules and footnotes impacted indicate the restated amounts under the caption "Restated."

        This Form also reflects:

  •
  the restatement of "Selected Financial Data" in Item 6 for the years ended December 31, 2005, 2004, 2003 and 2002.

  •
  Management's Discussion and Analysis based on the restated annual and quarterly financial information.

  •
  restated quarterly financial data for 2005 to record the impact of these adjustments.

  •
  restatement of certain notes to the audited financial statements.

Audit Committee Review

        On February 9, 2007 the Audit Committee engaged a national law firm, which engaged a national public accounting firm (together, the "Audit Committee Team"), to perform an analysis of the Company's stock grant practices and related accounting for 1994 through 2006. The Audit Committee Team reviewed the available facts and circumstances surrounding stock option grants made during 1994-2006 within the review's scope. The Audit Committee Team spent thousands of person-hours searching more than one million physical and electronic documents and interviewed approximately 35 current and former directors, officers, employees, and advisors. Based upon this review, the Audit Committee Team, management and the Audit Committee determined that the Company's procedures relating to option grants caused incorrect measurement dates to be used for accounting purposes. The Audit Committee found that the practice of "delegated grants," as well as grants involving administrative errors, led to unrecognized compensation expense during the relevant period.

        Based on its review, the Audit Committee found no misconduct by current or former management or directors. The review did reveal a limited number of instances in which options were granted as of a prior date, for example, to honor employment or other previously made contractual commitments. In these cases, however, no evidence was found that the selection of grant dates was motivated by pricing considerations.

Delegated Grants and Administrative Errors

        Delegated Grants. Prior to 2001, the Organization and Compensation Committee of the Board of Directors authorized block grants of stock options that were to be allocated to the Company's operating units, and then further allocated to particular individuals. The final authority to award individual option awards to employees was delegated by the Committee to the Company's Chief Executive Officer, subject to the overall parameters set by the Committee. Concurrent with the authorization of the block grant, the Committee established a grant date, using either the date of the Committee meeting or by designating a specified future date. For purposes of establishing measurement dates for accounting purposes, the practice of using the grant date set by the Committee rather than the later dates at which the recipients and the number of options each recipient would receive was determined, resulted in incorrect measurement dates and, therefore, financial statement errors. The vast majority of option grants with incorrect measurement dates resulted from this practice of delegated grants.

        Administrative Errors. Other accounting errors occurred when, for example, during the awarding process, oral communication of certain stock option grants occurred in connection with employment agreements or other circumstances, but documents evidencing the required approval were not processed until later. For purposes of establishing measurement dates for accounting purposes, the practice of using the communication date rather then the later date at which the required approval was documented resulted in incorrect measurement dates and, therefore, financial statement errors.

        The block grant process for awarding options was substantially corrected after 2000. In addition, the Company has enhanced its internal controls over the stock option granting process and the determination of measurement dates. The Audit Committee Team examined grants made after 2000 and found only inconsequential accounting adjustments.

Cumulative Impact

        Expense relating to options is amortized over the vesting period. As a result, the errors identified affected expense from 1994 to 2006. The cumulative impact of the delegated grants and other administrative delays from 1994 to 2006 amounted to $66 million, pretax.

        The tax consequences of the incorrect measurement dates have also been computed and attributed to the years in which the errors arose.

Restatements Based on Additional Non-Cash Stock-Based Expense

        As a result of the findings of the Audit Committee Team, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating that impact.

        Options granted subsequent to January 1, 1994 were remeasured on a grant-by-grant basis. The additional compensation expense caused by the remeasured grants is reflected in the periods covered by the restatement.

Incremental Impact

        Consistent with the accounting literature and SEC guidance, the grants during the relevant period were organized into categories based on grant type and process by which the grant date was determined. The Audit Committee Team analyzed the evidence related to each category of grants including, but not limited to, electronic and physical documents, document metadata, and interviews. Based on the relevant facts and circumstances, the Company applied the appropriate accounting standards to the best available evidence to determine, for every grant within each category, the proper measurement date. If the measurement date is not the originally assigned grant date, accounting adjustments were made as required, resulting in additional stock-based compensation expense and related tax effects.

        The incremental impact from recognizing stock compensation expense is as follows (in millions):

Years ended December 31	Pretax Expense	After tax Expense
1994	$—	$—
1995	—	—
1996	—	—
1997	1	1
1998	2	1
1999	2	1
2000	8	5
2001	15	10
2002	15	10
2003	14	9

	57	37
2004	4	3
2005	3	2
2006	2	1

Total	$66	$43

        All options granted in prior years were evaluated and, with respect to approximately 85% of the grants, revised measurement dates were derived based upon contemporaneous written evidence of approval. For the remainder, system entry date information was used to determine the measurement date. Absent better approval date information, the system entry date represented the latest date when the terms of the options to individual recipients were known with finality and provided a reasonable and reliable measurement date. Of the cumulative $43 million adjustment, approximately $7 million was attributable to use of the system entry date. Although the system entry date may have been subsequent to the actual approval date for some grants, based on the assessment of the processes in place and a sensitivity analysis of the potential price variance, the impact of any alternative revised measurement dates would be immaterial, cumulatively or in any restated period.

        Refer to Note 2 to the audited financial statements, "Restatement of Consolidated Financial Statements", for the full impact of the restated periods on the financial statements and related footnotes in this document and previous periodic filings.

PART I

Item 1.    Business.

OVERVIEW

        Aon Corporation ("Aon") serves its clients through three operating segments via its various subsidiaries worldwide:

  •
  Risk and Insurance Brokerage Services acts as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through our global distribution network.

  •
  Consulting provides advice and services to clients for employee benefits, compensation, management consulting, communications, human resource outsourcing, strategic human resource consulting, and financial advisory and litigation consulting.

  •
  Insurance Underwriting provides specialty insurance products, including accident, health and life insurance. We have ceased writing property and casualty business and have placed our remaining lines of business into runoff.

        Our clients include corporations and businesses, insurance companies, professional organizations, independent agents and brokers, governments, and other entities. We also serve individuals through personal lines, affinity groups, and certain specialty operations.

        Incorporated in 1979, Aon is the parent corporation of long-established and more recently acquired companies. Aon has approximately 43,100 employees and does business in more than 120 countries and sovereignties.

SEGMENT OPERATIONS

Risk and Insurance Brokerage Services

        The Risk and Insurance Brokerage Services segment generated approximately 63% of our total operating segment revenues in 2006. This is the largest of our operating segments, with approximately 28,900 employees worldwide. Risk and Insurance Brokerage and related services are provided by certain indirect subsidiaries, including Aon Risk Services Companies, Inc.; Aon Holdings International bv; Aon Re Global, Inc.; Aon Limited (U.K.); and Cananwill, Inc.

Subsegments

        We measure our revenues in this segment using the following subsegments:

        Risk Management and Insurance Brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement, and captive management services and premium finance services for small, mid-sized, and large companies, including Fortune 500 corporations. The Americas' operations provide products and services to clients in North, Central and South America, the Caribbean, and Bermuda. Our United Kingdom; Europe, Middle East & Africa; and Asia Pacific operations offer similar products and services to clients throughout the rest of the world. Risk management services also include risk identification and assessment, safety engineering, claims and loss cost management, and program administration.

        Retail brokerage has practice areas to deliver specialized advice and services in such industries as entertainment, media, financial institutions, marine, aviation, construction, healthcare and energy, among others.

        As a retail broker, we generally serve as an advisor to corporate clients and can arrange a wide spectrum of risk management solutions, including property, general liability, professional and directors'

and officers' liability, workers' compensation, and other exposures. We also provide affinity products for professional liability, life, disability income and personal lines for individuals, associations, and businesses.

        Our managing general underwriting units offer a wide range of insurance products and programs which clients can access either directly, or through the Aon Specialty Product Network (ASPN), which we developed as a single-point-of-contact for agent and broker clients who need specialty insurance solutions for their customers.

        We are also a major provider in managing captive insurance companies that enable our clients to manage risks that would be cost prohibitive or unavailable in traditional insurance markets.

        Reinsurance Brokerage and Related Services offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization, and evaluate and mitigate catastrophic loss exposures worldwide. An insurance or reinsurance company may seek reinsurance or other risk-transfer financing on all or a portion of the risks it insures. Our reinsurance brokerage services use dynamic financial analysis and capital market alternatives, such as transferring catastrophe risk through securitization.

        Aon Re Global, Inc., its subsidiaries, and its affiliates provide reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance. While our reinsurance activities are principally focused on property and casualty lines, these activities also include specialty lines such as professional liability, medical malpractice, accident, life and health. Services include advice, placement of reinsurance and alternative risk transfer financing with capital markets, and related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling, and claims services.

Compensation for Services

        We generate revenues through commissions, fees from clients, and compensation from insurance and reinsurance companies for services we provide to them.

        Commission rates and fees vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to an insurer or reinsurer, and the capacity in which the Aon entity acts. We also receive investment income on funds held on behalf of clients and insurance carriers.

Competitive Conditions

        We believe we are the largest insurance broker worldwide based on pure brokerage operations. The risk and insurance brokerage services business is highly competitive, and we compete with two other global brokers in addition to numerous specialist, regional and local firms in almost every area of our business; insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses, including commercial and investment banks, accounting firms, and consultants that provide risk-related services and products.

Consulting

        The Consulting segment generated approximately 14% of our total operating segment revenues in 2006. This segment has approximately 6,200 employees worldwide with operations in the U.S., Canada, Europe, the Pacific region, and South Africa. Based on total revenues, we believe we are the world's third largest employee benefit consultant and the second largest in the U.S.

Subsegments

        Through our Aon Consulting Worldwide, Inc. subsidiary ("Aon Consulting"), we provide a broad range of consulting services in two subsegments (Consulting Services and Outsourcing) that operate in seven practice areas:

        Employee Benefits advises clients about structuring, funding, and administering employee benefit programs, which attract, retain, and motivate employees. Benefits consulting includes health and welfare, retirement, executive benefits, absence management, compliance, employee commitment, investment advisory, and elective benefits services.

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

        Strategic Human Resource Consulting advises complex global organizations on talent, change, and organization effectiveness issues, including assessment, selection performance management, succession planning, organization design, and related people-management programs.

        Financial Advisory and Litigation Consulting provides consulting services including financial statement and white collar investigations, securities litigation, financial due diligence, financial valuation services, and other related specialties.

        Human Resource Outsourcing offers employment processing, performance improvement, benefits administration, and other employment-related services.

        Aon Consulting works to maximize the value of clients' human resources spending, increase employee productivity, and improve employee performance. Our approach addresses a trend toward more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers — with benefit options suited to individual needs.

        Our consulting professionals and their clients also identify options in human resource outsourcing and process improvement. Prime areas where companies choose to use outsourcing services include the assessment and selection of job candidates, employment processing, training and development, benefits administration, and the individual benefits enrollment process.

Compensation for Services

        Aon Consulting revenues are principally derived from fees paid by clients for advice and services. In addition, commission revenue is received from insurance companies for placing individual and group insurance contracts, primarily life, health and accident coverages.

Competitive Conditions

        Our consulting business faces strong competition from other worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms. Some of our competitors provide administrative or consulting services as an adjunct to other primary services.

Insurance Underwriting

        Our insurance underwriting segment, with approximately 6,800 employees worldwide, has operations in the U.S., Canada, Europe, and Asia Pacific. This segment generated approximately 23% of Aon's total operating segment revenues in 2006.

Subsegments

        We classify our insurance underwriting businesses into two subsegments: (1) accident & health and life and (2) property and casualty.

Accident & Health and Life

        Our Combined Insurance Company of America and Combined Life Insurance Company of New York ("Combined") subsidiaries provide accident, health, and life insurance. We are a leading underwriter and distributor of specialty individual accident, disability, health, and life insurance products that are targeted to middle income consumers in the U.S., Europe, Canada, and Asia Pacific. Combined also provides coverage in the senior market through its Sterling Life Insurance subsidiary. Sterling provides coverage in the Medicare Advantage market. Distribution is to individuals through an exclusive agency sales force.

        A worldwide sales force of approximately 7,000 exclusive career agents, of which approximately 3,800 are employees and 3,200 are international career agents who are considered independent contractors and are not our employees, service clients regularly to initiate and renew coverage and to sell additional coverage. We offer a wide range of accident and sickness insurance products, including short-term disability, critical conditions and cancer aid, Medicare products, hospital confinement/recovery, and long-term care coverage. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

        Our Worksite Solutions program complements existing benefits packages offered by employers with no additional cost to a company. Individual employees choose among insurance product options and pay for them through payroll deductions.

Compensation for Services

        Accident and health revenues are based on premiums paid by policyholders for insurance coverage and services.

Competitive Conditions

        The accident and health insurance industry in the U.S. is highly diverse, with more than 1,500 accident and health and life insurance companies competing in various industry segments. We believe that competition in our accident & health and life business is based on service, product features, price, commission structure, financial strength, claims-paying ability ratings, and name recognition.

Property and Casualty

        We have ceased writing property and casualty business. This subsegment is now composed entirely of runoff activity pertaining to various personal and commercial risks, such as:

  •
  professional liability errors and omissions

  •
  excess liability

  •
  workers' compensation

  •
  commercial property and casualty risk.

        In this subsegment, we formerly included the results of our warranty and credit operations, as well as a portion of our specialty property and casualty business, Construction Program Group ("CPG"). We divested these businesses in November 2006, as discussed in Key Recent Events, and the results of those businesses and the sale transactions are included in discontinued operations.

Compensation for Services

        Insurance revenues are based on premiums paid by policyholders. Certain other revenues are based on fees paid by clients for administrative and other services.

Disposal of Operations

        The Registrant hereby incorporates by reference Note 6, "Disposal of Operations," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Licensing and Regulation

        Regulatory authorities in the states or countries in which the operating subsidiaries of our Risk and Insurance Brokerage Services segment conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing general agents, reinsurance intermediaries, or adjusters.

        Under the laws of most states in the U.S. and most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state or country. The terms of operating may vary according to the licensing requirements of the particular state or country, which may require, among other things, that a firm operate in the state or country through a local corporation. In a few states and countries, licenses are issued only to individual residents or locally owned business entities. In such cases, our subsidiaries have arrangements with residents or business entities licensed to act in the state or country.

        Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are:

  •
  designed to ensure financial solvency of insurance companies and to require fair and adequate service and treatment for policyholders

  •
  enforced by the states in the U.S., by the Financial Services Authority ("FSA") in the U.K., and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. State insurance departments monitor compliance through periodic regulatory reporting procedures and periodic examinations.

        Our quarterly and annual financial reports to regulators in the U.S. use statutory accounting principles, which differ from U.S. generally accepted accounting principles ("GAAP"). Statutory accounting principles, which are intended to protect policyholders, are based, in general, on a liquidation concept, while U.S. GAAP are based on a going-concern concept.

        State insurance regulators are members of the National Association of Insurance Commissioners ("NAIC"). The NAIC:

  •
  promotes uniformity of, and enhances, the state regulation of insurance.

  •
  focuses on the solvency of insurance companies and their conduct in the marketplace, as do the individual states. This focus is reflected in efforts to promote solvency by providing additional regulatory oversight by the states and by enacting or adopting additional NAIC model laws and regulations.

        The NAIC has a formula for analyzing insurers called risk-based capital ("RBC"). RBC establishes "minimum" capital threshold levels that vary with the size and mix of a company's business. This formula is designed to identify companies with capital levels that may require regulatory attention.

        State insurance holding company laws require prior notice to, and approval of, the domestic state insurance department of intracorporate transfers of assets within the holding company structure, including the payment of dividends by insurance company subsidiaries. In addition, premium finance loans by Cananwill, our indirect wholly owned subsidiary, are subject to one or more truth-in-lending and credit regulations, insurance premium finance acts, retail installment sales acts, and other similar consumer protection legislation. Failure to comply with such laws or regulations can result in the temporary suspension or permanent loss of the right to engage in business in a particular jurisdiction as well as other penalties.

        Beginning in January 2005, our principal subsidiary in the U.K., Aon Limited, must be, and is, authorized by the FSA. Previously, Aon Limited was a member of a self-regulatory body. FSA oversight was introduced following the European Union Insurance Mediation Directive, which:

  •
  set minimum standards for those involved in advising on, arranging, administering, or introducing contracts of insurance.

  •
  includes rules governing handling funds held on behalf of clients that affect all brokers operating in the London market.

        This regulation required significant operational changes, such as enhanced disclosures, particularly in connection with retail (private and non-commercial) customers. FSA regulations also include rules regarding the handling of funds held on behalf of clients that affect all brokers operating in the London market. As other member states of the European Union ("EU") adopt regulations to comply with the Directive, our operations in the EU have become or will become subject to enhanced regulatory requirements.

Clientele

        No significant part of our business is dependent upon a single client or on a few clients. The loss of any one client would not have a material adverse effect on us or our operating segments.

Employees

        At December 31, 2006, our operating subsidiaries had approximately 43,100 employees, of whom approximately 39,300 are salaried and hourly employees and the remaining 3,800 are career agents who are generally compensated wholly or primarily by commission. In addition, there were approximately 3,200 international career agents who are considered independent contractors and are not our employees. Of the total number of employees, approximately 18,000 work in the U.S.

Information Concerning Forward-Looking Statements

        This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, our ability to execute the stock repurchase program, our ability to obtain regulatory or legislative changes to permit continuous sales of our supplemental Medicare health product, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors and federal regulators, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the impact of the analyses of practices relating to stock options, the cost of resolution of other contingent liabilities and loss contingencies, the difference in ultimate paid claims in our underwriting companies from actuarial estimates and other factors disclosed under "Risk Factors" in Item 1A, below.

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

        Our results historically have been subject to significant fluctuations arising from uncertainties and changes in the insurance industry. Changes in premium rates affect not only the potential profitability of our underwriting businesses but also generally affect the commissions and fees payable to our brokerage businesses. In addition, insurance industry developments that can significantly affect our financial performance include factors such as:

  •
  rising levels of actual costs that are not known by companies at the time they price their products

  •
  volatile and unpredictable developments, including weather-related and other natural and man-made catastrophes, including acts of terrorism

  •
  changes in levels of capacity and demand, including reinsurance capacity

  •
  changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers' liabilities develop

  •
  changes in business practices and business compensation models.

  Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

        Since the Attorney General of New York brought charges against one of our competitors in October 2004, there has been a great deal of uncertainty concerning then-longstanding methods of compensating insurance brokers. Soon after the Attorney General brought those charges, Aon and certain other large insurance brokers announced that they would terminate contingent commission arrangements with underwriters. Most insurance brokers, however, currently continue to enter into such arrangements, regulators have not taken action to end such arrangements throughout the industry, and thus it is unclear at this time whether other brokers will continue to accept contingent commissions. Because of this uncertainty, there is no assurance that we will be able to compete successfully against brokers who have not terminated contingent commission arrangements.

  We face significant competitive pressures in each of our businesses.

        We believe that competition in our lines of business is based on service, product features, price, commission structure, financial strength, claims-paying ability ratings and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers and brokers.

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

        We encounter strong competition for both clients and professional talent in our insurance brokerage and risk management services operations from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms throughout the world, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk-related services and products. Our consulting operations compete with independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world.

        In addition, the increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

  •
  an increase in capital-raising by insurance underwriting companies, which could result in new entrants to our markets and an influx of capital into the industry

  •
  the selling of insurance by insurance companies directly to insureds

  •
  changes in our business compensation model as a result of regulatory investigations

  •
  the establishment of programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative markets types of coverage

  •
  additional regulations promulgated by the FSA in the U.K., or other regulatory bodies in jurisdictions in which we operate.

        New competition as a result of these developments could cause the supply of, and demand for, our products and services to change, which could adversely affect our results of operations and financial condition.

  We may not realize all of the expected benefits from our 2005 restructuring plan.

        In third quarter 2005, we announced that we were reviewing the revenue potential and cost structure of each of our businesses. As a result of this review, we have adopted restructuring initiatives that are expected to result in the elimination of approximately 3,600 employee positions, the closing of various offices, asset impairments and other expenses necessary to implement these initiatives. We currently expect that the restructuring plan will result in cumulative pretax charges of $365 million. The objective of the restructuring and other business reorganization initiatives is to improve our profitability through operational efficiency. We anticipate that our annualized savings will be approximately $280 million by 2008. We cannot assure that we will achieve the targeted savings.

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

        Our insurance underwriting subsidiaries own a substantial investment portfolio of fixed-maturity and equity and other long-term investments. As of December 31, 2006, our fixed-maturity investments (approximately 100% was investment grade) had a carrying value of $2.8 billion, our equity investments had a carrying value of $62 million and our other long-term investments and limited partnerships had a carrying value of $344 million. Funds held on behalf of clients, which were $2.9 billion at December 31, 2006, are held in short-term investments. Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

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

        In 2006, we recognized impairment losses of $2 million. We cannot assure that we will not have to recognize additional impairment losses in the future, which would negatively affect our financial results.

        In 2001, our two major insurance companies sold the vast majority of their limited partnership portfolio, valued at $450 million, to Private Equity Partnership Structures I, LLC (PEPS I) a qualifying special purpose entity (QSPE). The common stock interest in PEPS I is held by a limited liability company which is owned by one of our subsidiaries (49%) and by a charitable trust, which is not controlled by us, established for victims of the September 11, 2001 attacks (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid our insurance underwriting companies the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities our insurance underwriting companies received from PEPS I are rated as investment grade by S&P.

        As part of this transaction, Aon is required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. As of December 31, 2006, these unfunded commitments amounted to $46 million.

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

  Our net pension liabilities may grow, which could adversely affect our stockholders' equity, net income, cash flow and liquidity and require us to make additional cash contributions to our pension plans.

        To the extent that the present value of the benefits incurred to date for pension obligations in the major countries in which we operate continue to exceed the market value of the assets supporting these obligations, our financial position and results of operations may be adversely affected. In certain previous years, there have been declines in interest rates. As a result of lower interest rates, the present value of plan liabilities increased faster than the present value of plan assets, resulting in significantly higher unfunded positions in several of our major pension plans.

        Cash contributions of approximately $233 million will be required in 2007 for our major pension plans, although we may elect to contribute more. Total cash contributions to these major defined benefit pension plans in 2006 were $185 million. We also contributed $166 million of non-cash financial instruments to certain of our U.K. plans. Our total contribution, $351 million, was a decrease of $112 million from 2005. Future estimates are based on certain assumptions, including discount rates, interest rates, fair value of assets for some of our plans and expected return on plan assets. We are currently taking actions to manage our pension liabilities, including closing certain plans to new participants. In November 2006, we announced proposed changes to our U.S. and U.K. defined benefit pension plans. Changes to the plans will not affect pension plan benefits earned by participants prior to the effective date of the changes. Effective January 1, 2007, future benefits in the Company's U.S. defined benefit pension plan will be calculated based on a "career average pay" formula instead of a "final average pay" formula. For our U.K. defined benefit pension plans, the Company is proposing, subject to trustee approval and member consultation, to cease crediting future benefits relating to salary and service.

        In addition to the critical assumptions described above, all plans use certain assumptions about the life expectancy of plan participants and surviving spouses. Periodic revision of those assumptions can materially change the present value of future benefits, and therefore the funded status of the plans and the resulting periodic pension expense. Changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those which have been estimated.

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

        As has been described in detail in Aon's previous financial filings, the Settlement Agreement required Aon to pay between 2005-2007 a total of $190 million into a fund (the "Fund") to be distributed to certain Eligible Policyholder clients and to implement certain business reforms. The Settlement Agreement set forth the procedures under which Aon mailed notices to its Eligible Policyholder clients and distributed the Fund to Participating Policyholder clients.

        Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states. As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999. In March 2005, the Court gave preliminary approval to a nationwide class action settlement under which Aon agreed to pay a total of $38 million to its policyholders. The Court granted final approval to the settlement in March 2006. Parties that objected to the settlement have appealed.

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

        In February 2006, Lloyds announced that it had brought suit in London against Benfield and a subsidiary of Aon to recover alleged losses relating to these brokers' placement of insurance for Lloyds's New Central Fund. Lloyds alleges that its brokers did not fairly present the risk to reinsurers and thus the brokers should be held liable for reinsurers' failure to pay Lloyds an amount that Lloyds claims is approximately £325 million ($639 million based on December 31, 2006 exchange rate). Aon disputes Lloyds's allegations, believes that it has meritorious defenses and intends to vigorously defend itself against Lloyds's claims. Possible losses in this action range from zero, if Aon prevails, to the £325 million Lloyds claims.

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

  We are subject to increasing costs arising from E&O claims against us.

        In our insurance brokerage and consulting businesses, we often assist our clients with matters which include the placement of insurance coverage or employee benefit plans and the handling of related claims. E&O claims against us may allege our potential liability for all or part of the amounts in question. E&O claims could include, for example, the failure of our employees or sub-agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, E&O claims may harm our reputation or divert management resources away from operating our business.

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

        Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including employee benefit plan regulation, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, do affect the insurance industry generally and our insurance underwriting subsidiaries in particular. One of our subsidiaries, Sterling Life Insurance Company, provides individual health care coverage to seniors in the United States. Sterling's ability to enroll people into its health plans, and the terms and conditions of these plans, are subject to federal laws and various regulations promulgated by the Department of Health and Human Services. Prior to July 2006, Sterling was authorized to market all of its products year-round, but that authorization was due to expire. Federal legislation that passed in late 2006 extended year-round enrollment (through 2008) for certain health plans like those marketed by Sterling. To the extent this area of federal law is ever changed further, including by repeal of existing law or modifications of the rules for plan terms and enrollment, Sterling's opportunities for growth may be adversely impacted.

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

        A significant portion of our operations are conducted outside the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including:

  •
  the general economic and political conditions existing in those countries

  •
  imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries

  •
  imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries

  •
  hyperinflation in certain foreign countries

  •
  imposition or increase of investment and other restrictions by foreign governments

  •
  longer payment cycles

  •
  greater difficulties in accounts receivables collection

  •
  the requirement of complying with a wide variety of foreign laws.

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

        We maintain reserves as an estimate of our liability under insurance policies issued by our insurance underwriting subsidiaries. The reserves that we maintain that could cause variability in our financial results consist of (1) unearned premium reserves, (2) policy and contract claim reserves and (3) future policy benefit reserves. Unearned premium reserves generally reflect our liability to return premiums we have collected under policies in the event of the lapse or cancellation of those policies. Under U.S. GAAP, premiums we have collected generally become "earned" over the life of a policy by means of a reduction in the amount of the unearned premium reserve associated with the policy.

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

        Future policy benefit reserves generally reflect our liability to provide future life insurance benefits and future accident and health insurance benefits on guaranteed renewable and non-cancelable policies. Future policy benefit reserves on accident & health and life products have been provided on the net level premium method. These reserves are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations.

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

  We have debt outstanding that could adversely affect our financial flexibility.

        As of December 31, 2006, we had total consolidated debt outstanding of approximately $2.3 billion. This amount of debt outstanding could adversely affect our financial flexibility.

  A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs and financial flexibility.

        A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs and reduce our financial flexibility. In addition, certain downgrades may trigger obligations of our company to fund certain amounts with respect to our premium finance securitizations. Similarly, a downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. We cannot assume that our financial position would not be adversely affected if we are unable to access the commercial paper market. A downgrade in the credit ratings of our senior debt may also adversely affect the claims-paying ability or financial strength ratings of our insurance company subsidiaries. See "A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products" above.

  Recent and proposed accounting rule changes could negatively affect our financial position and results.

        From time to time, the Financial Accounting Standards Board ("FASB") considers accounting rule changes. Whether these proposals will become final rules are uncertain, as is their final content. However, if enacted, these proposals could negatively affect our financial position and results of operations.

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

  We cannot guarantee that our underwriting subsidiaries' reinsurers or reinsurers of our property and casualty business will pay in a timely fashion, if at all.

        To better manage our portfolio of underwriting risk, we purchase reinsurance thereby transferring part of the risk that we assume (known as ceding) to a reinsurance company in exchange for part of the premium that we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred (or ceded) to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Recently, due to industry and general economic conditions, there is an increasing risk of insolvency among reinsurance companies, resulting in a greater incidence of litigation and affecting the recoverability of claims. We cannot assure that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis.

        In connection with the sale of Aon Warranty Group ("AWG") on November 30, 2006, Aon sold the capital stock of Virginia Surety Company, Inc. ("VSC"). Because VSC issued property and casualty policies, VSC continues to remain liable to property and casualty policyholders. However, pursuant to contractual arrangements entered into as part of the sale of AWG, we have agreed to indemnify the buyer of VSC for all obligations arising out of the property and casualty business, including any failure by reinsurers to meet their obligations with respect to the property and casualty business. We have also agreed to guaranty amounts owed by reinsurers in respect of CPG business issued prior to the closing of that transaction. If reinsurers fail to pay the reinsurance recoverables owed to VSC with respect to the property and casualty business (including with respect to CPG business) or do not pay on a timely basis, we will be responsible for these amounts.

  The volume of premiums we write and our profitability are affected by the availability of reinsurance and the size and adequacy of our insurance company subsidiaries' capital base.

        The level of business that our insurance underwriting subsidiaries are able to write depends on the size and adequacy of their capital base. Many state insurance laws to which they are subject impose risk-based capital requirements for purposes of regulating insurer solvency. Insurers having less statutory surplus than that required by the risk-based capital model formula generally are subject to varying degrees of regulatory scrutiny and intervention depending on the level of capital inadequacy. As of December 31, 2006, each of our insurance company subsidiaries substantially exceeded NAIC risk-based statutory surplus requirements.

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

  In connection with the implementation of our corporate strategy, we face certain risks associated with the acquisition or disposition of businesses.

        In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms and ultimately complete such transactions. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including revenue growth, operational efficiencies or expected synergies. In addition, we may not be able to integrate acquisitions successfully into our existing business, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition-related charges, or that we will be able to reduce overhead related to the divested assets.

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

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 16, "Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Our executive officers are regularly elected by our Board of Directors at the annual meeting of the Board which is held following each annual meeting of our stockholders. Our executive officers were elected to their current positions on May 19, 2006 to serve until the meeting of the Board following the annual meeting of stockholders to be held on May 18, 2007. The information presented for executive officers, including with respect to ages and positions held, is shown as of December 31, 2006 unless otherwise noted.

Name	Age	Position
Patrick G. Ryan	69	Executive Chairman. Mr. Ryan currently serves as Aon's Executive Chairman. Mr. Ryan has been Chairman of the Board of Aon since 1990 and was Chief Executive Officer of Aon from 1982 until April 4, 2005.
Gregory C. Case	44
		President and Chief Executive Officer. Mr. Case became Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice.
Michael D. O'Halleran	56
		Senior Executive Vice President. Mr. O'Halleran currently serves as Senior Executive Vice President of Aon and is Chairman and Chief Executive Officer of Aon Global Re. Mr. O'Halleran previously served as President and Chief Operating Officer of Aon from April 1999 until September 2004. Mr. O'Halleran has served in other significant senior management positions within Aon's group of companies since 1987.
David P. Bolger	49
		Executive Vice President, Chief Financial Officer and Chief Administrative Officer. Mr. Bolger became Executive Vice President — Finance and Administration in January 2003. In April 2003, Mr. Bolger assumed the additional role of Chief Financial Officer. Prior to joining Aon, Mr. Bolger served for 21 years in various capacities for Bank One Corporation and its predecessor companies, most recently serving as Executive Vice President.
Ted T. Devine	43
		Executive Vice President and Head of Corporate Strategy. Chief Operating Officer, Aon Risk Services Americas. Mr. Devine became Executive Vice President and Head of Corporate Strategy in May 2005. Prior to joining Aon, Mr. Devine worked at McKinsey & Company for 12 years, most recently serving as a director in the firm's Chicago office and leader of the firm's North American Insurance Practice and North American Insurance Operations and Technology efforts.
D. Cameron Findlay	47
		Executive Vice President and General Counsel. Mr. Findlay became Executive Vice President and General Counsel in August 2003. Prior to joining Aon, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at the law firm now known as Sidley Austin LLP.

Dennis L. Mahoney	56
		Chairman and Chief Executive Officer, Aon Limited. Mr. Mahoney currently serves as Chairman of Aon Limited and Chairman of Aon Global. Until January 2007, Mr. Mahoney also served as Chief Executive Officer of Aon Limited. Mr. Mahoney was previously the Chairman of Alexander Howden Limited, which was acquired by Aon in 1997.
D.P.M. Verbeek	56
		Vice Chairman, Aon Group. Mr. Verbeek was appointed Vice Chairman of Aon Group in November 2006. Mr. Verbeek was previously Chairman and Chief Executive Officer of Aon Risk Services International. Mr. Verbeek joined Aon in 1989.
Michael D. Rice	64	Chairman, Aon Risk Services Americas. Mr. Rice serves as Chairman of Aon Risk Services Americas. Mr. Rice has served Aon and its predecessor, Ryan Insurance Group, in various capacities for 40 years.
Stephen P. McGill	48
		Chief Executive Officer, Aon Risk Services Americas. Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, which is now part of Aon Global, and was named Chief Executive Officer of Aon Risk Services Americas in January 2006 and Chief Executive Officer of Aon Global in January 2007. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.
Andrew M. Appel	42
		Chief Executive Officer, Aon Consulting Worldwide, Inc. Mr. Appel became Chief Executive Officer of Aon Consulting Worldwide, Inc. in July 2005. Mr. Appel joined Aon from McKinsey & Company, where he was a senior partner in the firm's Financial Services and Technology practices.
Richard M. Ravin	63
		Chairman, President and Chief Executive Officer, Combined Insurance Company of America. Mr. Ravin has served as Chairman and Chief Executive Officer of Combined Insurance Company of America since 1993.
Diane Aigotti	42
		Senior Vice President, Treasurer, and Chief Risk Officer. Ms. Aigotti joined Aon in 2000 as Senior Vice President and Treasurer and was appointed Chief Risk Officer in October 2006. Prior to joining Aon, Ms. Aigotti was Vice President Finance for the University of Chicago Health Systems and budget director for the City of Chicago.
Michael A. Conway	59	Senior Vice President and Senior Investment Officer. Mr. Conway has served as Senior Vice President and Senior Investment Officer of Aon since 1990.
Jeremy G.O. Farmer	57
		Senior Vice President and Head of Human Resources. Mr. Farmer joined Aon in 2003 as Senior Vice President and Head of Human Resources. Prior to joining Aon, Mr. Farmer spent 22 years with Bank One Corporation and its predecessor companies, where he served in a variety of senior human resources positions.
Daniel F. Hunger	55
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

        Aon had 10,015 holders of record of its common stock as of January 31, 2007.

        We hereby incorporate by reference Note 11, "Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/06 - 10/31/06	2,207,353	$34.84	2,207,353	$240,379,158
11/1/06 - 11/30/06	4,447,700	34.93	4,447,700	1,085,021,706
12/1/06 - 12/31/06	4,336,100	36.29	4,336,100	927,653,546

	10,991,153	$35.45	10,991,153

        On November 3, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon's common stock. On November 20, 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion. Shares may be repurchased through the open market or in privately negotiated transactions.

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

        The consolidated financial information below has been restated as set forth in this Form 10-K. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in the "Explanatory Note" immediately preceding Part I, Item 1 and in Note 2 "Restatement of Consolidated Financial Statements" in Notes to Consolidated Financial Statements of this Form 10-K.

        We have not amended any other previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in previously-filed reports should no longer be relied upon. The impact of corrected compensation expense is not material to any reporting period. However, the aggregate cumulative impact for the 1994 to 2005 period is considered sufficiently material to warrant restatement.

Selected Financial Data (millions except stockholder, employee and per share data)

	2006	2005	2004	2003	2002

		As Restated (2)	As Restated (2)	As Restated (3)	As Restated (3)
Income Statement Data
Commissions and fees	$6,677	$6,466	$6,591	$6,323	$5,616
Premiums and other	1,918	1,759	1,742	1,739	1,650
Investment income	359	271	274	269	177

Total revenue	$8,954	$8,496	$8,607	$8,331	$7,443

Income from continuing operations	$626	$568	$484	$568	$391
Discontinued operations	93	167	59	51	65
Cumulative effect of change in accounting principle, net of tax (1)	1	—	—	—	—

Net income	$720	$735	$543	$619	$456

Diluted Net Income Per Share
Continuing operations	$1.86	$1.68	$1.45	$1.73	$1.38
Discontinued operations	0.27	0.49	0.18	0.15	0.23
Cumulative effect of change in accounting principle (1)	—	—	—	—	—

Net income	$2.13	$2.17	$1.63	$1.88	$1.61
Basic Net Income Per Share
Continuing operations	$1.98	$1.75	$1.51	$1.79	$1.38
Discontinued operations	0.29	0.52	0.18	0.16	0.23
Cumulative effect of change in accounting principle (1)	—	—	—	—	—

Net income	$2.27	$2.27	$1.69	$1.95	$1.61

Balance Sheet Data
Assets
Investments	$7,575	$7,058	$6,664	$6,068	$5,621
Brokerage and consulting receivables	8,707	8,039	8,235	8,335	8,120
Intangible assets	4,679	4,253	4,744	4,659	4,296
Other	3,357	8,482	8,703	7,982	7,310

Total assets	$24,318	$27,832	$28,346	$27,044	$25,347

Liabilities and Stockholders' Equity
Insurance premiums payable	$9,704	$9,380	$9,775	$9,816	$9,420
Policy liabilities	2,849	3,501	3,413	3,314	3,005
Notes payable	2,243	2,105	2,115	2,095	1,671
General liabilities	4,304	7,529	7,873	7,254	6,591

Total liabilities	19,100	22,515	23,176	22,479	20,687
Redeemable preferred stock	—	—	50	50	50
Capital securities	—	—	—	—	702
Stockholders' equity	5,218	5,317	5,103	4,515	3,908

Total liabilities and stockholders' equity	$24,318	$27,832	$28,346	$27,044	$25,347

Common Stock and Other Data
Dividends paid per share	$0.60	$0.60	$0.60	$0.60	$0.825
Price range	42.76-31.01	37.14-20.65	29.40-18.17	26.79-17.41	39.63-13.50
At year-end:
Stockholders' equity per share	$17.42	$16.56	$16.16	$14.37	$12.58
Market price	$35.34	$35.95	$23.86	$23.94	$18.89
Common stockholders	10,013	10,523	11,291	11,777	11,419
Shares outstanding	299.6	321.2	316.8	314.0	310.2
Number of employees	43,100	46,600	47,900	54,400	55,100

(1)
Adoption of FASB Statement No. 123(R), "Share-Based Payments," effective January 1, 2006, net of tax.

(2)
See the "Explanatory Note" immediately preceding Part 1, Item 1 and Note 2, "Restatement of Consolidated Financial Statements" to the consolidated financial statements of this Form 10-K.

(3)
Selected Financial Data for 2003 and 2002 have been restated to reflect the adjustments described in the "Explanatory Note" immediately preceding Part 1, Item 1 of this Form 10-K.

Selected Financial Data has also been reclassified to conform to the 2006 financial presentation. The effects of the adjustments and reclassifications are presented in the following table.

Selected Financial Data (millions)

	Year Ended December 31, 2003					Year Ended December 31, 2002
	As Reported	Adjust- ments	As Restated	Reclass- ifications	As Presented	As Reported	Adjust- ments	As Restated	Reclass- ifications	As Presented

Income Statement Data
Commissions and fees	$6,545	$—	$6,545	$(222)	$6,323	$5,853	$—	$5,853	$(237)	$5,616
Premiums and other	2,609	—	2,609	(870)	1,739	2,368	—	2,368	(718)	1,650
Investment income	310	—	310	(41)	269	249	—	249	(72)	177

Total revenue	$9,464	$—	$9,464	$(1,133)	$8,331	$8,470	$—	$8,470	$(1,027)	$7,443

Income from continuing operations	$642	$(9)	$633	$(65)	$568	$464	$(10)	$454	$(63)	$391
Income from discontinued operations	(14)	—	(14)	65	51	2	—	2	63	65

Net income	$628	$(9)	$619	$—	$619	466	$(10)	$456	$—	$456

Diluted Net Income Per Share
Continuing operations	$1.94	$(0.02)	$1.92	$(0.19)	$1.73	$1.63	$(0.03)	$1.60	$(0.22)	$1.38
Discontinued operations	(0.04)		(0.04)	0.19	0.15	0.01		0.01	0.22	0.23

Net income	$1.90	$(0.02)	$1.88	$—	$1.88	$1.64	$(0.03)	$1.61	$—	$1.61
Basic Net Income Per Share
Continuing operations	$2.01	$(0.02)	$1.99	$(0.20)	$1.79	$1.64	$(0.04)	$1.60	$(0.22)	$1.38
Discontinued operations	(0.04)		(0.04)	0.20	0.16	0.01		0.01	0.22	0.23

Net income	$1.97	$(0.02)	$1.95	$—	$1.95	$1.65	$(0.04)	$1.61	$—	$1.61

Balance Sheet Data
Assets
Investments	$7,240	$—	$7,240	$(1,172)	$6,068	$6,443	$—	$6,443	$(822)	$5,621
Brokerage and consulting receivables	8,335	—	8,335	—	8,335	8,120	—	8,120	—	8,120
Intangible assets	4,659	—	4,659	—	4,659	4,296	—	4,296	—	4,296
Other	6,793	17	6,810	1,172	7,982	6,475	13	6,488	$822	7,310

Total assets	$27,027	$17	$27,044	$—	$27,044	$25,334	$13	$25,347	—	$25,347

Liabilities and Stockholders' Equity
Insurance premiums payable	$9,816	$—	$9,816	$—	$9,816	$9,420	$—	$9,420	$—	$9,420
Policy liabilities	5,932	—	5,932	(2,618)	3,314	5,310	—	5,310	(2,305)	3,005
Notes payable	2,095	—	2,095	—	2,095	1,671	—	1,671	—	1,671
General liabilities	4,636	—	4,636	2,618	7,254	4,286	—	4,286	2,305	6,591

Total liabilities	22,479	—	22,479	—	22,479	20,687	—	20,687	—	20,687
Redeemable preferred stock	50	—	50	—	50	50	—	50	—	50
Capital securities	—	—	—	—	—	702	—	702	—	702
Stockholders' equity	4,498	17	4,515	—	4,515	3,895	13	3,908	—	3,908

Total liabilities and stockholders' equity	$27,027	$17	$27,044	$—	$27,044	$25,334	$13	$25,347	—	$25,347

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following information has been adjusted to reflect the restatement of our financial results, which is described in the "Explanatory Note" immediately preceding Part I, Item I and in Note 2 to the consolidated financial statements, "Restatement of Consolidated Financial Statements". The net of tax impact of the adjustments, which amounted to $1 million in 2006, was recorded by the Company in its fourth quarter of 2006. The net of tax impact of the restatements on the Company's results of operations amounted to $2 million and $3 million in 2005 and 2004, respectively. The impact of these adjustments was not significant to the Company's operating results, trends, or liquidity for the annual or quarterly periods in 2006, 2005, and 2004.

        This Management's Discussion and Analysis is organized as follows:

I.	OVERVIEW
Key Drivers of Financial Performance
Executive Summary of 2006 Financial Results
II.	KEY RECENT EVENTS
Sale of Businesses and Disposal of Operations
Third Quarter Underwriting Reserve Adjustments
Restructuring and Other Business Reorganization Initiatives
Stock Repurchase Program
III.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Pensions
Contingencies
Policy Liabilities
Valuation of Investments
Intangible Assets
Share-based Payments
Income Taxes
IV.	REVIEW OF CONSOLIDATED RESULTS
General
Summary Results for 2004 through 2006
Consolidated Results for 2006 Compared to 2005
Consolidated Results for 2005 Compared to 2004
V.	REVIEW BY SEGMENT
General
Risk and Insurance Brokerage Services
Consulting
Insurance Underwriting
Unallocated Income and Expense
VI.	FINANCIAL CONDITION AND LIQUIDITY
Liquidity
Cash Flows
Financial Condition
Investments
Borrowings
Stockholders' Equity
Off Balance Sheet Arrangements

OVERVIEW

Key Drivers of Financial Performance

Segments

        The key drivers of financial performance vary among our operating segments.

        Risk and Insurance Brokerage Services.    Brokerage segment results are affected by several key drivers, including:

  •
  conditions in insurance markets generally, particularly fluctuations in premiums charged by insurance companies

  •
  success attracting and keeping clients

  •
  fluctuations in foreign exchange rates

  •
  interest income on our investments

  •
  expense management

  •
  employee retention.

        Consulting.    Consulting segment results are principally affected by:

  •
  our clients' employment levels, which are driven mainly by economic conditions

  •
  governmental regulations affecting the health care market, employee benefit programs and our clients' respective industries

  •
  our success attracting and keeping clients

  •
  expense management

  •
  employee retention.

        Insurance Underwriting.    Underwriting segment results are affected by:

  •
  consumer buying habits, which are influenced by economic conditions

  •
  competition with other underwriters, including competition based upon claims-paying ratings

  •
  our success selling new policies, selling existing policyholders more services, and having customers renew their policies

  •
  our investment results

  •
  property and casualty reserve estimates and reinsurance collectability.

Liquidity

        Liquidity is derived from cash flows from our businesses, excluding funds held on behalf of clients, and from financing. We use liquidity for capital expenditures, to repay debt, to fund acquisitions and pension obligations, to repurchase shares, and to pay dividends to our stockholders. Because we are a holding company, our subsidiaries may not have available cash to pay us dividends; in the case of the insurance underwriting subsidiaries, this ability is limited by regulatory and rating agency considerations. Our access to cash generated from operations outside the U.S. may be affected by tax considerations and by pension funding requirements in our international pension plans.

Executive Summary of 2006 Financial Results

        Below is a summary of our 2006 financial results. Refer to our detailed discussion below for further details.

  •
  Our revenues from continuing operations increased $458 million or 5% overall (5% on an organic basis) driven by organic revenue growth in each of our segments. Risk and Insurance Brokerage Services revenue grew $261 million (2% on an organic basis). Our Insurance Underwriting revenue rose $171 million (13% on an organic basis). Consulting revenue increased $27 million or 4% on an organic basis. We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth excludes from reported revenues the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses and unusual items. Organic revenue growth for the underwriting segment is based on premiums written.

  •
  Expenses rose 5% in 2006, due to an increase in benefits to policyholders that was driven by a provision for underwriting reserves, higher compensation and benefit costs and unfavorable foreign exchange. Partially offsetting these increases were savings related to our restructuring program.

  •
  We sold our Aon Warranty Group (AWG) and Construction Program Group (CPG) businesses; see Key Recent Events for further discussion.

  •
  We continued our restructuring plan which began in late 2005. We expect an additional $40 million of costs to result from this plan in addition to the $325 million already expensed, of which $167 million was incurred in 2006. We expect these efforts to reduce our annual costs by approximately $280 million by 2008.

  •
  Our Board of Directors increased our share repurchase program in November 2006 to $2 billion. We repurchased 28.4 million shares for $1,048 million during 2006; further detail is discussed below in Key Recent Events. At December 31, 2006, the Company had $928 million remaining under the authorized share repurchase program.

        In managing our cash and investments during the year, we:

  •
  repaid certain outstanding indebtedness under our €650 million Euro credit facility by issuing CAD 375 million (U.S. $323 million at December 31, 2006) 5.05% senior unsecured debentures due in 2011

  •
  received approximately $800 million in gross cash proceeds relating to the sales of AWG and CPG

  •
  spent $1,048 million to repurchase 28.4 million of our outstanding shares

  •
  contributed $185 million in cash and $166 million in non-cash financial instruments to our various pension plans.

        We also repaid $250 million of notes payable in January 2007.

        All of Aon's financial information reflects the application of critical accounting policies, estimates, assumptions and judgments, as discussed below under "Critical Accounting Policies and Estimates."

        These items are discussed further in the remainder of this Management's Discussion and Analysis.

KEY RECENT EVENTS

Sale of Businesses and Disposal of Operations

        We fundamentally changed the composition of our underwriting segment in 2006 by selling our AWG and CPG operations in two separate, but related, transactions. Virginia Surety Company, Inc. ("VSC"), our principal underwriter for both AWG and CPG, was sold to the buyer of AWG. We received approximately $800 million in gross cash proceeds and realized a pretax gain of $43 million on these sales. On an after-tax basis, the transactions generated a gain of $9 million. The operating results of AWG and CPG and the impact of the sales transactions are included in discontinued operations for all periods presented.

        Over the last three years, we also sold the following businesses that are included in discontinued operations:

  •
  our U.S. wholesale brokerage business, Swett & Crawford

  •
  our U.K. claims services businesses

  •
  a small non-core consulting subsidiary

  •
  our U.K. reinsurance brokerage runoff unit

  •
  a small U.S. and Australian brokerage unit.

        Results of these businesses are as follows:

(millions) Years ended December 31	2006	2005	2004

Revenues	$1,357	$1,534	$1,598

Pretax income (loss):
Operations	$116	$148	$123
Sale	46	236	(23)

Total	$162	$384	$100

After-tax income (loss):
Operations	$84	$66	$77
Sale	9	101	(18)

Total	$93	$167	$59

        In November 2004, we sold our Cambridge claims administration business to Scandent Holdings Mauritius Limited ("SHM") for $90 million in cash plus convertible preferred stock in SHM, valued at $15 million. Because of our convertible preferred stock holding and other factors, we included Cambridge's results before the sale's effective date, as well as a pretax gain on the sale of $15 million, in income from continuing operations. In 2006, we contributed the preferred stock to one of our U.K. pension plans.

        See Note 6 to the consolidated financial statements, "Disposal of Operations," for further information.

Third Quarter Underwriting Reserve Adjustments

        We continually review the adequacy of our policy liabilities. During the third quarter 2006, in connection with the sales of AWG and CPG, we completed a detailed review of all our property and casualty reserves. Based on the results of this review, we increased our property and casualty reserves by approximately $102 million, reflecting adverse development, refined assumptions and additional claim information relating to programs to be disposed of through sale or runoff. We recorded

$81 million of this adjustment in continuing operations, of which the majority related to National Program Services, an independent managing general underwriter which wrote habitational risk on behalf of VSC. The remaining $21 million related to CPG and was recorded in discontinued operations.

Restructuring and Other Business Reorganization Initiatives

Plan Summary

        In 2005, we began executing a broad restructuring initiative to reduce our fixed cost base and increase efficiency. This three-year plan has evolved as new opportunities have been identified and existing initiatives have been finalized. We expect the remaining portion to cost $40 million during 2007, which is in addition to the $325 million already expensed. Restructuring costs include workforce reductions, lease consolidation costs, asset impairments, and other expenses. In 2006, we estimate restructuring benefits were approximately $119 million. These initiatives are expected to lead to annualized cost savings of approximately $280 million by 2008.

        We estimate 3,600 positions will be eliminated as a result of this initiative. As of December 31, 2006, approximately 2,500 of these eliminations had already occurred. Further, office closures require that we recognize losses on subleases or lease buy-outs, and may also trigger asset impairments.

        The following chart details the restructuring and related expenses we incurred through 2006 and our estimates for 2007 by geographic region:

(millions)	United States	United Kingdom	Continent of Europe	Rest of World	Total

2005	$28	$92	$30	$8	$158
2006	66	56	34	11	167
2007 estimated	25	10	5	—	40

Total incurred and Remaining estimated	$119	$158	$69	$19	$365

        The following chart summarizes the restructuring costs incurred through 2006 and our estimated expenses by type for 2007.

	Actual
(millions)	2005	2006	Total Incurred	Estimated 2007 (1)	Total

Workforce reduction	$116	$116	$232	$13	$245
Lease consolidation	20	27	47	19	66
Asset impairments	17	12	29	5	34
Other related expenses	5	12	17	3	20

Total restructuring and related expenses	$158	$167	$325	$40	$365

(1)
Our estimated costs are forward looking and should be read in connection with our risk factors. Actual costs may vary due to changes in the assumptions built into this plan. Some of the assumptions that may change include changes in severance calculations, the assumptions underlying our sublease loss calculations due to changing market conditions, and our overall analysis that might cause us to add or cancel component initiatives.

Stock Repurchase Program

        In November 2005, our Board of Directors authorized the repurchase of up to $1 billion of Aon's common stock, and in November 2006, the Board increased that amount to $2 billion. Any repurchased common stock will be available for employee stock plans and for other corporate purposes. From time to time, we may purchase shares through the open market or in privately negotiated transactions based on prevailing market conditions, which will be funded from available capital. During 2006, we repurchased 28.4 million shares for $1,048 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Aon's consolidated financial statements have been prepared according to U.S. generally accepted accounting principles ("GAAP"). To prepare these financial statements, we made estimates, assumptions and judgments that affect:

  •
  what we report as our assets and liabilities

  •
  what we disclose as contingent assets and liabilities at the date of the financial statements

  •
  the reported amounts of revenues and expenses during the periods presented.

        In accordance with our policies, we:

  •
  regularly evaluate our estimates, assumptions and judgments, including those concerning pensions, contingencies, policy liabilities (including future policy benefit reserves, unearned premium reserves and policy and contract claim reserves), investments, intangible assets, share-based payments and income taxes.

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

Pensions

U.S. Plans

        Our U.S. pension plans are closed to new entrants, and effective January 1, 2007, we will determine future pension benefits using a "career average pay" formula rather than the prior "final average pay" formula.

        As of year-end 2006:

  •
  the market-related value of assets does not yet reflect accumulated asset gains of $36 million. These gains will decrease pension expense as they are graded into the market-related asset value and may be offset by future asset losses. We recognize twenty percent of the asset gain or loss in the current year's market-related value, with the remaining eighty percent spread over the next four years.

  •
  we reported a fair value of pension assets of $1,457 million, while market-related value of assets is $1,421 million.

        Gains and losses on pension obligations arise from such things as changes in the discount rate and demographic changes in employee data. Unrecognized gains and losses are deferred and amortized as a component of pension expense over several years, based on the average expected future service of active employees in the plans, which is currently estimated to be eight years.

        As of December 31, 2006, the pension plans have a deferred loss of $485 million (comprised of unrecognized asset gains of $36 million and unrecognized actuarial losses of $521 million) that has not yet been recognized through income in the financial statements. We amortize the actuarial losses of $521 million outside of a corridor, over approximately eight years; this corridor is defined as 10% of the greater of market-related value of plan assets or PBO. For 2007, we estimate that this expense amortization will be approximately $43 million. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        To determine future pension expense, we currently assume a long-term rate of return of approximately 8.6%. We base this expected long-term return on capital market expectations for various asset classes (see following table). U.S. equities and fixed income expectations are estimated using a theoretical Capital Asset Pricing ("CAP") Model. The CAP Model for equities included three factors:

  •
  Current dividend yield (1.8%)

  •
  Corporate earnings nominal growth (7.1%)

  •
  P/E ratio repricing (0.0%).

        The 5.8% fixed income expectation factor included the then current 10-year U.S. Treasury Note yields and simulations of future yields based on expected inflation and other factors. We based:

  •
  other asset class expectations on risk premiums relative to U.S. equities and fixed income expected returns.

  •
  estimates of volatilities and correlations among asset classes on historical data.

        We then weighted the expected returns for each asset class by the plan's target allocation.

        This table shows the result of our calculation based on target asset allocation for year-end 2006. The actual return for the 2006 calendar year (15.3%) was in excess of the assumed return.

Asset Class	Target Allocation	Historical Returns	Weighted Average Expected Rate Of Return

Equities	80%
Domestic Equities	45	8.9%	4.0%
Alternatives	15	11.4	1.7
International Equities	15	9.0	1.3
Real Estate and REITs	5	7.2	0.4
Debt Securities	20
Fixed Maturities	20	5.8	1.2
Invested Cash	No Target	5.0	—

Total			8.6%

        Several assumptions affect the actuarial calculation of pension obligations, and in turn, net periodic pension expense. The most significant of these assumptions are:

  •
  expected return on plan assets

  •
  discount rate on plan liabilities.

        We use the same assumptions for our pension plans and postretirement benefit plans where applicable. Changes in these assumptions can have a material impact on pension obligations and pension expense. For example, holding all other assumptions constant, a one percentage point:

  •
  decrease in our estimated liability discount rate would increase our estimated 2007 pension expense approximately $36 million and the estimated 2007 postretirement medical benefit expense $0.1 million

  •
  increase in our estimated liability discount rate would decrease our 2007 estimated pension expense approximately $31 million and the estimated 2007 postretirement medical benefit expense approximately $0.3 million.

        Similarly, holding other assumptions constant, a one percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase estimated 2007 pension expense approximately $14 million

  •
  increase in our estimated long-term rate of return on plan assets would decrease pension expense approximately $14 million.

        Required cash contributions are also sensitive to assumptions; however, we rarely change the assumptions we use to determine contributions to the plan. We anticipate minimum cash funding requirements of $36 million in 2007. Under the new funding rules of the Pension Protection Act, we anticipate funding requirements of $67 million in 2008.

Major U.K. Plans

        Our U.K. pension plans are closed to new entrants, and in November 2006, we proposed ceasing future benefit accruals relating to salary and service in the U.K. plans, subject to trustee approval and member consultation. Proposed changes would take effect in the first half of 2007, and future retirement benefits would be provided in a defined contribution segment of a pension scheme.

        As of December 31, 2006, our U.K. pension plans have a combined unrecognized loss (from asset and liability experience) of $1,541 million that has not yet been recognized through income in the financial statements. We amortize the unrecognized loss outside of a corridor over 16 years; this corridor is defined as 10% of the greater of fair value of plan assets or PBO. For 2007, we estimate that this expense amortization will be approximately $71 million. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        To calculate pension expense, we use the fair market value of plan assets. Generally, the U.K. plans' trustees determine the investment policy for each plan. In total, at the end of the 2006 valuation year, the plans were invested 63% in equities, 32% in fixed income securities, and 5% in real estate, with a fair value of $3,665 million.

        In determining the expected rate of return, we analyzed investment community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans. We:

  •
  consider historical performance data by asset class over long periods

  •
  weight the expected returns for each asset class by actual asset allocations of the plans

        As a result, we assume a rate of return of 7.2% to determine future pension expense.

        The table below shows the result of our calculation based on target asset allocation for year-end 2006. Because there are eight pension plans maintained in the U.K., the target allocation represents a weighted average of the target allocation of each plan. Further, target allocations are subject to change. The actual return for the 2006 calendar year (9.4%) was in excess of the assumed return.

Asset Class	Target Allocation	Expected Returns	Weighted Average Expected Rate Of Return

Equities	68%
U.K. Equities	37	8.1%	3.0%
Non-U.K. Equities	27	8.5	2.2
Property	4	6.8	0.3
Debt Securities	32
Corporate Bonds/Gilts	32	5.1	1.7
Invested Cash	—	4.0	—

Total			7.2%

        With respect to U.K. pension liabilities, a one-percentage point:

  •
  decrease in our estimated liability discount rate would increase the estimated 2007 pension expense approximately $58 million

  •
  increase in our estimated liability discount rate would decrease the estimated 2007 pension expense approximately $68 million.

        Similarly, a one-percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase estimated 2007 pension expense approximately $37 million

  •
  increase in our estimated long-term rate of return on plan assets would decrease estimated 2007 pension expense approximately $37 million.

        Cash flow requirements are also sensitive to assumptions; however, we rarely change the assumptions we use for funding the U.K. plans. Under current rules and assumptions, we anticipate U.K. funding requirements of $182 million in both 2007 and 2008. These contributions reflect minimum funding requirements plus other amounts agreed with U.K. plan trustees.

Dutch Plan

        To calculate pension expense, we use the fair market value of plan assets. As of December 31, 2006, the Dutch pension plan had a combined unrecognized loss of $80 million that has not yet been recognized through income in the financial statements. We amortize the unrecognized loss outside of a corridor over 12 years; this corridor is defined as 10% of the greater of fair value of plan assets or PBO. For 2007, we estimate that this amortization will be approximately $3 million. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        The target asset allocation is 28% global equities, 65% fixed income securities, and 7% real estate, with an allowed deviation of 5%. At year-end 2006, actual asset allocation was consistent with target allocation. The expected long-term rate of return on assets is 6%, which results from:

  •
  an expected future return of 8% on equities

  •
  a 5% return on fixed income investments

  •
  a 7% return on real estate investments.

        With respect to Dutch pension liabilities, a one percentage point:

  •
  decrease in our estimated liability discount rate would increase estimated 2007 pension expense approximately $8 million

  •
  increase in our estimated liability discount rate would decrease estimated 2007 pension expense approximately $7 million.

        A one percentage point:

  •
  decrease in our estimated long-term rate of return on plan assets would increase estimated 2007 pension expense approximately $4 million

  •
  increase in our estimated long-term rate of return on plan assets would decrease estimated 2007 pension expense approximately $4 million.

All Plans

        In addition to the critical assumptions described above, all plans use certain assumptions about the life expectancy of plan participants and surviving spouses. Periodic revision of those assumptions can materially change the present value of future benefits, and therefore the funded status of the plans and the resulting periodic pension expense.

Contingencies

        We define a contingency as any material condition that involves a degree of uncertainty that will ultimately be resolved. Under GAAP, we are required to establish reserves for contingencies when a loss is probable and we can reasonably estimate its financial impact. We do not recognize gain contingencies until the contingency is resolved.

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

Policy Liabilities

        Through our insurance underwriting operations, we collect premiums from policyholders, and we establish liabilities (reserves) to pay benefits to policyholders. The liabilities for policy benefits, claims, and unearned premiums:

  •
  are a large portion of the total policy liabilities shown on our balance sheet

  •
  are comprised primarily of estimated future payments to policyholders, policy and contract claims and unearned and advance premiums and contract fees

  •
  represent our best estimates of what we expect to pay to policyholders in the future.

        If these liabilities prove inadequate, we would be required to increase the reserves, which could hurt our results and financial condition.

Accident & Health and Life

        To establish policy liabilities, we develop estimates of reported and anticipated claims, based on our historical experience, other actuarial data, and assumptions on investment yields. The actuarial data reflects our best estimates of future expectations regarding claim frequency, claim severity, and the length of time that a customer is insured. Morbidity and mortality patterns may change over time due to many factors including:

  •
  improvements in the general health of the insured population

  •
  changes in lifestyle

  •
  advances in medical diagnosis and treatment

  •
  the occurrence of a widespread pandemic.

        We base interest rate assumptions on factors such as market conditions and expected investment returns.

        Although mortality, morbidity, persistency, and interest rate assumptions are set when we issue new insurance policies, we may need to provide for additional losses on a product by:

  •
  increasing reserves

  •
  reducing previously capitalized acquisition costs established for that product

  •
  establishing premium deficiency reserves if there are significant changes in our experience or assumptions.

        Since estimating and establishing policy and contract liabilities is inherently uncertain, the actual ultimate cost of a claim may vary materially from the estimated amount reserved.

        Liabilities for incurred but unpaid claims include estimated costs relating to reported claims, and incurred, but not reported, claims. We base the liability for unpaid claims on the estimated ultimate cost of settling claims using best estimates from past experience. These estimates incorporate current trends and any other factors that influence historical data. Actual experience, however, may vary from our estimates, due to changes in claim reporting, processing patterns, and variations from historic averages for the amount paid per claim. Variations from historic patterns and averages could result in additional changes that increase or decrease unpaid claim liabilities. As of December 31, 2006, there were no known changes in reporting or processing patterns.

        Except for products that meet the definition of FASB Statement No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, we accrue a liability for future policy benefits relating to long-duration contracts when we recognize premium revenue. The liability represents the present value of future benefits to be paid to policyholders less the present value of future premiums; we estimate this liability using methods that include estimates of expected investment yields, mortality, morbidity, and policy persistency.

        Actual experience may vary from our estimates due to emerging trends in morbidity, mortality, persistency, and asset yields—and some of these trends can fluctuate significantly over time. As we realize the actual experience, we take into account the financial impacts of these variations from our original assumptions. When current estimates of the present value of future benefits and expenses exceed the present value of future premiums for a product line, we recognize all excess amounts as a loss.

        We account for long-duration contracts meeting the definition of Statement No. 97, such as universal life type products, the same way we account for interest-bearing or other financial instruments. We do not report payments received on those contracts as revenue and, correspondingly, we do not establish a policy benefit reserve. The liability for policy benefits is equal to:

  •
  the balance that accrues to the benefit of policyholders at the date of the financial statements

  •
  amounts that have been assessed to compensate the insurer for services to be performed over future periods, and

  •
  amounts previously assessed against policyholders that are refundable when the contract terminates.

Claim Liabilities

        Reserves for claim liabilities were $506 million, $428 million and $422 million as of December 31, 2006, 2005 and 2004, respectively. A 1% increase in the assumed medical cost trends would reduce pretax income by approximately $3 million.

Future Policy Benefits

        Reserves for future policy benefits were $1,784 million, $1,671 million and $1,542 million as of December 31, 2006, 2005 and 2004, respectively. If a 1% unfavorable change were to occur in the mortality and morbidity assumptions for both the accident & health and life books of business, pretax income would be decreased by approximately $8 million.

Property & Casualty

        Loss reserves reflect our estimated liability for unpaid claims and claims adjustment expenses and for reported and unreported losses incurred as of the end of each accounting period. Because setting loss reserve levels is inherently uncertain, we cannot guarantee that our current reserves will prove adequate in light of subsequent events.

        Since we cannot calculate estimated liabilities exactly, reserves represent our best estimate of what we expect the ultimate settlement and administration of claims will cost, given our informed judgments based on:

  •
  currently available data

  •
  future trends in claims severity and frequency

  •
  judicial theories of liability

  •
  other factors.

        Many of these factors are not quantifiable in advance, and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments, and legislative changes, can cause our estimates to vary. The inherent uncertainty of estimating reserves is greater for certain types of liabilities, where the variables affecting the claims are subject to change and long periods of time may elapse before we can definitively determine liability. We:

  •
  periodically refine our reserve estimates as further losses are reported and settled and we continue to refine our experience.

  •
  reflect adjustments to reserves in the results of the periods during which such estimates are changed.

        We estimate loss reserves for all property and casualty lines of business by accident year using several standard actuarial techniques, which include, but are not limited to:

  •
  incurred and paid loss development methods

  •
  the Bornhuetter-Ferguson method

  •
  frequency/severity methods.

        We project ultimate losses on a direct, assumed, ceded and net basis, and deduct paid losses from the selected ultimate losses to arrive at the total indicated reserve. The total reserve includes case reserves and incurred but not reported reserves.

        Factors influencing loss reserve estimates include the consistency of the results from actuarial techniques and our knowledge of emerging loss trends and rate or benefit changes.

Valuation of Investments

        We periodically review securities with unrealized losses and evaluate them for other-than-temporary impairment. We analyze various risk factors and determine if any specific asset impairment exists. If there is a specific asset impairment, we recognize a realized loss and adjust the cost basis of the impaired asset to its fair value.

        We review invested assets with unrealized losses separated into two categories:

  1.
  Assets with unrealized losses due to issuer-specific events.

  2.
  Assets with unrealized losses due to market conditions or industry-related events.

Assets with unrealized losses due to issuer-specific events

        At least quarterly, we review the following types of information, depending on the type of security:

  •
  the creditworthiness of corporate obligors for changes in ratings and fundamental financial performance of the underlying entity

  •
  cash flow trends and underlying levels of collateral for asset-backed securities

  •
  issuer financial trends and market expectations based on third-party forward-looking analytical reports, when available

  •
  securities whose financial performance has declined for other-than-temporary impairment.

        We recognize an other-than-temporary impairment loss when appropriate for these investments with continuous unrealized losses due to issuer-specific events. We base our decision on the facts and circumstances for each investment.

Assets with unrealized losses due to market conditions or industry-related events

        Invested assets with unrealized losses due to market conditions or industry-related events include those affected by increasing U.S. Treasury or local sovereign interest rates; corporate and asset-backed credit spread widening; common stock price volatility due to conditions in the overall market or a particular industry; and illiquid market conditions.

        In certain circumstances, we assume that a decline in value below cost is temporary for fixed-maturity investments, with unrealized losses due to market conditions or industry-related events from which the market is expected to recover; and we can hold the investment until maturity or the market recovers, which is a decisive factor when considering an impairment loss. If we conclude that we do not have the intent or ability to hold an investment to maturity, we will reevaluate that investment for other-than-temporary impairment.

        We evaluate other-than-temporary impairment for preferred and common stock and other investments with continuous unrealized losses for two consecutive quarters due to market conditions or industry-related events. We recognize an other-than-temporary impairment loss based upon each investment's facts and circumstances. We continue to monitor these securities quarterly to ensure that unrealized losses are not the result of issuer-specific events.

        Note 7 to the consolidated financial statements provides additional information about our investments, including unrealized losses segregated by type and period of continuous unrealized loss at December 31, 2006.

Intangible Assets

        Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. We classify our intangible assets as either goodwill, client lists, non-compete agreements, future profits of purchased books of business of the insurance underwriting subsidiaries, or other purchased intangibles.

        Although goodwill is not amortized, we test it for impairment at least annually. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. We perform impairment reviews at the reporting unit level. If the fair value of a reporting unit is determined to be less than the carrying value of the reporting unit, we complete further analysis to determine whether there was an impairment loss. No further analysis was required in 2006 or 2005. We determine fair value based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

Share-based Payments

        As discussed in the Explanatory Note, certain stock options granted in prior years were not accounted for correctly. All options granted in prior years were evaluated and, with respect to approximately 85% of the grants, revised measurement dates were derived based upon contemporaneous written evidence of approval. For the remainder, system entry date information was used to determine the measurement date. Absent better approval date information, the system entry date represented the latest date when the terms of the options to individual recipients were known with finality and provided a reasonable and reliable measurement date. Of the cumulative $43 million adjustment, approximately $7 million was attributable to use of the system entry date. Although the system entry date may have been subsequent to the actual approval date for some grants, based on the assessment of the processes in place and a sensitivity analysis of the potential price variance, the impact of any alternative revised measurement dates would be immaterial, cumulatively or in any restated period.

        On January 1, 2006, Aon adopted FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement No. 123(R)"), which requires that we measure and recognize compensation expense for all share-based payments to employees, including grants of employee stock options and awards as well as employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair values. Aon adopted Statement No. 123(R) using the modified prospective transition method. Our consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of Statement No. 123(R). In accordance with the modified prospective transition method, we have not restated the Company's consolidated financial statements for prior periods due to the adoption of Statement No. 123(R).

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that we ultimately expect to vest during that period. Stock-based compensation expense recognized in our consolidated statements of income for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted:

  •
  before, but not yet vested by, December 31, 2005, based on the grant date fair value estimated according to the pro forma provisions of Statement No. 123

  •
  after December 31, 2005, based on the grant date fair value estimated according to the provisions of Statement No. 123(R).

        As the stock-based compensation expense we recognize is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123(R) requires that we estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In Aon's pro forma information required under Statement No. 123 for periods prior to 2006, we accounted for forfeitures on restricted stock units (RSUs) as they occurred, but estimated forfeitures on stock options. When the terms of an award require no additional service, the award is fully expensed at the grant date. When awards are modified, the incremental shares are accounted for at the fair market value at the date of modification. Expense recognition begins on the date the service period begins, which can precede or be after the grant date, depending on the provisions of the award.

Option Accounting

        Before 2006, Aon was subject to Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for stock options when the exercise price of the options equaled the market price of the stock at the date of grant. During 2006, we discovered certain errors in relation to measurement dates in options granted prior to 2001. See Note 2 to our consolidated financial statements for further details.

        Following adoption of Statement No. 123(R), we have also changed our method of valuation for stock options granted: in 2006, we moved to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which we previously used for our pro forma information required under Statement No. 123. Lattice-based option valuation models:

  •
  use a range of assumptions over the expected term of the options

  •
  estimate expected volatilities based on the average of the historical volatility of Aon's stock price and the implied volatility of traded options on Aon's stock.

        Furthermore, we:

  •
  use historical data to estimate option exercise and employee terminations within the valuation model, differentiating between executives and key employees.

  •
  base the expected dividend yield assumption on the company's historical and expected future dividend rate.

  •
  base the risk-free rate for periods within the contractual life of the option on the U.S. Treasury yield curve in effect at the time of grant.

        The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding, which is a derived output of the lattice-binomial model.

        During 2006, we recognized $25 million of expense related to stock options.

Service-Based RSU Awards

        Prior to 2006, RSUs granted to employees were generally service-based and accounted for by expensing the total award value over the service period. The total award value was calculated by multiplying the total number of shares to be delivered by the quoted market value on the date of grant. Beginning in 2006, we adopted the provisions of Statement No. 123(R), requiring that we apply forfeitures as well as dividend discounts, if appropriate, when determining the fair value of the award to be expensed over the service period.

Performance-Based Awards

        Beginning with awards granted in 2006, awards to executives and key employees may also consist of performance-based awards, which ultimately result in the receipt of RSUs if the employee achieves his or her objective. Such objectives may be made on a personal or group level. Generally, our performance awards are fixed, which means we determine the fair value of the award at the grant date and recognize the expense over the performance or vesting period, whichever is longer.

        To expense performance-based awards, we:

  •
  estimate the number of shares to be delivered at the end of the performance period multiplied by the fair value of those shares.

  •
  recognize the resulting value by multiplying the fair value to be delivered times the percentage of the performance period completed.

        These estimates take into account performance to date as well as the assessment of future performance. These assessments are made by management using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the expense recognized.

        During 2006, we recognized $26 million of expense related to performance-based awards, including both individual and group awards. Based on estimates as of December 31, 2006, we will incur an additional $71 million of expense related to these awards between 2007 and 2012.

        The largest performance-based stock plan is the Leadership Performance Plan ("LPP"), which substantially replaced fixed methods of stock compensation to ensure expense is recognized only if targets are achieved. We currently expect to recognize $61 million of expense for the LPP plan over the 3 year performance period (2006-2008), of which $19 million was expensed in 2006. A 10% upward or downward adjustment in our estimated performance targets would increase or decrease expense by approximately $2 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 150% of the targeted total expense.

Liability Awards

        Awards that have either an indeterminate number of shares to be delivered or are required to be settled in cash are accounted for as liabilities. These liabilities are marked-to-market at the end of each reporting period at the then fair market value of our stock.

Income Taxes

        We earn income in numerous foreign countries and are subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. At December 31, 2006, the Company has a $627 million net deferred income tax asset and $216 million income tax refund receivable.

        The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with FASB Statement No. 109, Accounting for Income Taxes, and are based on management's:

  •
  assumptions and estimates about future operating results and levels of taxable income

  •
  judgments regarding the interpretation of the provisions of Statement No. 109.

        We assess carryforwards and tax credits for realization as a reduction of future taxable income by using a "more likely than not" determination. We have not recognized a U.S. deferred tax liability for undistributed earnings of certain foreign subsidiaries because they are considered permanently reinvested. Distributions may be subject to additional U.S. income taxes if we either distribute these earnings, or are deemed to have distributed these earnings, according to the Internal Revenue Code.

        The carrying values of liabilities for income taxes currently payable are based on management's interpretation of applicable tax laws, and incorporate management's assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. Using different estimates, assumptions and judgments in accounting for income taxes, especially those which deploy tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and changes in our results of operations.

        We operate in many foreign jurisdictions where tax laws relating to the insurance broking, consulting, and underwriting businesses are not well developed. In such jurisdictions, we obtain professional guidance and consider existing industry practices before using tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions, and tax liabilities are frequently finalized through negotiations. While historically we have not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise in the future. In addition, there are several factors that could increase the future level of uncertainty over our tax liabilities, including the following:

  •
  During recent years, the portion of our overall operations conducted in foreign tax jurisdictions has been increasing, and we anticipate this trend will continue.

  •
  To deploy tax planning strategies and conduct foreign operations efficiently, our subsidiaries frequently enter into transactions with affiliates, which are generally subject to complex tax regulations and are frequently reviewed by tax authorities.

  •
  We may conduct future operations in certain tax jurisdictions where tax laws are not well developed, and it may be difficult to secure adequate professional guidance.

  •
  Tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes which are recognized in a company's financial statements in accordance with Statement No. 109. FIN 48 prescribes a recognition threshold and measurement of a tax position taken, or expected to be taken, in a company's tax return. We are required to adopt FIN 48 in first quarter 2007 and are evaluating the impact FIN 48 will have, if any, on our consolidated financial statements.

REVIEW OF CONSOLIDATED RESULTS

General

        In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information.

        We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth excludes from reported revenues the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses, and unusual items. Organic revenue growth for the underwriting segment is based on premiums written.

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

  •
  isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis for revenue, and have disclosed the effect on earnings per share.

  •
  provided this form of reporting to give financial statement users more meaningful information about our operations.

        Some tables in the segment discussions reconcile organic revenue growth percentages to the reported revenue growth percentages for the segments and subsegments. We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures, and transfers of business units, which represent the most significant reconciling items. In an "all other" category, we total other reconciling items that are not generally significant individually or in the aggregate. If there is a significant individual reconciling item within the "all other" category, we provide additional disclosure in a note.

Summary of Results for 2004 through 2006

        The consolidated results of continuing operations follow:

(millions) Years ended December 31,	2006	2005	2004

Revenue:
Commissions and fees	$6,677	$6,466	$6,591
Premiums and other	1,918	1,759	1,742
Investment income	359	271	274

Total consolidated revenue	8,954	8,496	8,607

Expenses:
General expenses	6,523	6,346	6,339
Benefits to policyholders	1,142	952	940
Depreciation and amortization	237	260	279
Interest expense	129	125	136
Provision for New York and other state settlements	3	5	180

Total expenses	8,034	7,688	7,874

Income from continuing operations before provision for income tax	$920	$808	$733

Pretax margin — continuing operations	10.3%	9.5%	8.5%

Consolidated Results for 2006 Compared to 2005

Revenue

        During 2006, compared to the prior year:

  •
  Commissions and fees increased $211 million or 3% driven by 2% organic revenue growth in Risk and Insurance Brokerage and 4% organic revenue growth in Consulting.

  •
  Premiums and other increased $159 million or 9%, driven by 11% organic revenue growth in our accident & health and life business resulting from strong growth in our supplemental health product, partially offset by reductions in property and casualty runoff programs.

  •
  Investment income increased $88 million or 32%. The increase was driven primarily by higher interest rates and a $35 million gain recognized in connection with the contribution of a certain investment to a U.K. pension plan. Investment income includes related investment expense and income or loss on investment disposals and impairments.

        Consolidated revenue by geographic area follows:

(millions) Years ended December 31,	2006	% of Total	2005	% of Total	2004	% of Total

Revenue by geographic area:
United States	$4,185	47%	$3,932	46%	$4,116	48%
Americas, other than U.S.	940	10	844	10	763	9
United Kingdom	1,384	16	1,428	17	1,491	17
Europe, Middle East & Africa	1,787	20	1,672	20	1,644	19
Asia Pacific	658	7	620	7	593	7

Total revenue	$8,954	100%	$8,496	100%	$8,607	100%

        We attribute revenues to geographic areas based on the location of the resources producing the revenues.

  •
  U.S. revenues increased $253 million or 6%, reflecting improved results in our retail business, increases in sales of our supplemental health product, and increased investment income.

  •
  Americas other than U.S. revenues increased $96 million or 11%, due to strong growth in Latin America.

  •
  U.K. revenues declined $44 million or 3% as improvements in our accident & health and life and consulting businesses were more than offset by softness in our retail and reinsurance lines.

  •
  Europe, Middle East & Africa revenues increased $115 million or 7%, as a result of acquisitions and organic revenue growth in our retail business.

  •
  Asia Pacific revenue increased $38 million to $658 million, driven by acquisitions and organic revenue growth in emerging markets in Asia.

Expenses

        Total expenses increased $346 million or 5% from 2005 for three primary reasons:

  •
  General expenses increased $177 million or 3%, primarily reflecting increased compensation and benefits costs, unfavorable foreign exchange, and hedging losses.

  •
  Benefits to policyholders increased $190 million or 20% due to growth in our supplemental health product and property and casualty reserve strengthening.

  •
  Depreciation and amortization decreased $23 million reflecting asset disposals and impairments in prior years.

Income from Continuing Operations Before Provision for Income Tax

        Income from continuing operations was $920 million compared to $808 million in 2005. The increase in income was driven by organic revenue growth across each segment along with estimated restructuring savings of $119 million, partially offset by increases in benefits to policyholders and higher compensation and benefits costs.

Provision for Income Taxes

        The effective tax rate on income from continuing operations was 32.0% in 2006 and 29.7% in 2005.

        Differences between the overall effective tax rate and the U.S. federal statutory rate are typically due to U.S. state income taxes and differences between U.S. and international tax rates. Changes in the mix between our U.S. and international pretax income directly affect our effective tax rates. In 2006 and 2005, our effective tax rate also reflects the favorable resolution of tax examination issues, adjustments, and tax credits. For a summary of these effects, please see the rate reconciliation provided in Note 9 to the consolidated financial statements.

Income from Continuing Operations

        In 2006, compared to 2005:

  •
  Income from continuing operations rose to $626 million ($1.86 per diluted income per share) from $568 million ($1.68 per diluted income per share). Hedging and currency translation losses were $0.03 and $0.04 per share, respectively, which were included in income from continuing operations in 2006. Hedging and currency translation gains of $0.08 and $0.05 per share, respectively, were included in 2005.

  •
  Basic income per share from continuing operations increased to $1.98 from $1.75.

        To compute income per share in 2005, we have deducted dividends paid on the redeemable preferred stock from net income. The redeemable preferred stock was redeemed and retired in September 2005. To comply with Emerging Issues Task Force (EITF) No. 04-8, The Effect of Contingently Convertible Investments on Diluted Earnings per Share, we increased diluted shares outstanding by 14 million to reflect the possible conversion of Aon's 3.5% convertible debt securities. When calculating the diluted income per share, we added after-tax interest expense on these debt securities to income from continuing operations.

Discontinued Operations

        After-tax income from discontinued operations was:

  •
  $93 million in 2006 ($0.29 and $0.27 per basic and diluted income per share, respectively). These results include eleven months of operations of AWG and CPG, as those businesses were sold on November 30, 2006, and the gain on the sale of those operations ($0.03 per both basic and diluted income per share).

  •
  $167 million in 2005 ($0.52 and $0.49 per basic and diluted income per share, respectively). Results in 2005 include twelve months of results for AWG and CPG ($0.22 per basic and $0.21 diluted income per share), along with nine months of operations and the gain on sale ($0.33 per basic and $0.31 per diluted income per share) of our Swett & Crawford operation.

Consolidated Results for 2005 Compared to 2004

Revenue

        In 2005, compared to the prior year:

  •
  Commissions and fees decreased by $125 million or 2%, driven by $100 million in lower contingent commission revenue and net dispositions of $168 million, partially offset by strong renewals and new business.

  •
  Premiums and other increased $17 million or 1%, driven by growth in our core products and favorable exchange rates, partially offset by reductions in runoff programs.

  •
  Investment income decreased $3 million or 1%. Investment income includes related investment expense and income or loss on investment disposals and impairments.

By Geography:

  •
  U.S. revenue, which represented 46% of total revenue, decreased $184 million or 4%. The decrease primarily reflected the 2004 sale of Cambridge.

  •
  Americas other than U.S. revenue increased 11% to $844 million, as a result of growth in Latin America and favorable foreign exchange rates.

  •
  U.K. revenue decreased $63 million or 4%; this decline reflected a soft U.K. market and changes in the model for compensation from underwriters, partially offset by a refinement in the techniques we used to estimate installment revenue in the U.K., which added $23 million to revenue in 2005.

  •
  Europe, Middle East & Africa revenue increased 2% to $1.7 billion, due to higher revenue in France, Austria, Sweden and Africa.

  •
  Asia Pacific revenue increased $27 million or 5% to $620 million, reflecting growth in Japan, Australia and New Zealand.

  Expenses

        Total expenses decreased $186 million or 2% from 2004 for three primary reasons:

  •
  The 2004 expense from the New York Attorney General ("NYAG") and other regulatory authorities as well as the Daniel class action settlements, which accounted for $220 million of expenses in 2004.

  •
  Cambridge expenses, which were $223 million in 2004. This unit was sold in the fourth quarter of 2004.

  •
  Our continued focus on reducing expenses.

        These favorable impacts were partially offset by $158 million in restructuring related expenses.

Income from Continuing Operations Before Provision for Income Tax

        Income from continuing operations before provision for income tax increased $75 million to $808 million; as previously discussed, this fluctuation reflects several significant items.

Provision for Income Taxes

        Differences between the overall effective tax rate and the U.S. federal statutory rate are typically due to U.S. state income taxes and differences between U.S. and international tax rates. Changes in the mix between our U.S. and international pretax income directly affect our effective tax rates.

        The effective tax rate on income from continuing operations was:

  •
  29.7% in 2005 reflecting the favorable resolution of tax examination issues

  •
  34.0% in 2004 which was reduced by a one-time tax benefit resulting from the difference between our tax and book basis in Cambridge, which was sold in 2004.

Income from Continuing Operations

        In 2005, compared to 2004:

  •
  Income from continuing operations increased to $568 million ($1.68 per diluted income per share) from $484 million ($1.45 per diluted income per share). Hedging and currency translation gains added $0.08 and $0.05 per share, respectively, to income from continuing operations in 2005. In 2004, hedging and currency translation gains were $0.11 and $0.07 per share, respectively.

  •
  Basic income per share from continuing operations rose to $1.75 from $1.51.

        To compute income per share, we deducted dividends paid on the redeemable preferred stock from net income. To comply with EITF No. 04-8, we increased diluted shares outstanding by 14 million to reflect the possible conversion of Aon's 3.5% convertible debt securities. When calculating the diluted income per share, we added after-tax interest expense on these debt securities to income from continuing operations.

Discontinued Operations

        After-tax income from discontinued operations was:

  •
  $167 million in 2005 ($0.52 and $0.49 per basic and diluted income per share, respectively). This increase was due to improved operations at AWG and CPG, along with the gain on the sale of our Swett & Crawford operation ($0.33 and $0.31 per basic and diluted income per share, respectively), partially offset by lower operating results at Swett.

  •
  $59 million in 2004 ($0.18 per both basic and diluted income per share).

REVIEW BY SEGMENT

General

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting (see Note 17 to the consolidated financial statements for further information).

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

  •
  Our insurance subsidiaries have invested assets that exceed net policy liabilities, which allow us to maintain solid claims paying ratings. Income from these investments is reflected in unallocated revenues.

        The following tables and commentary provide selected financial information on the operating segments.

(millions) Years ended December 31,	2006	2005	2004

Operating segment revenue: (1)
Risk and Insurance Brokerage Services	$5,628	$5,367	$5,468
Consulting	1,282	1,255	1,247
Insurance Underwriting	2,046	1,875	1,848

Income before income tax:
Risk and Insurance Brokerage Services	$841	$702	$562
Consulting	120	110	105
Insurance Underwriting	137	185	181

Pretax margins:
Risk and Insurance Brokerage Services	14.9%	13.1%	10.3%
Consulting	9.4%	8.8%	8.4%
Insurance Underwriting	6.7%	9.9%	9.8%

(1)
Intersegment revenues of $59 million, $46 million and $58 million were included in 2006, 2005 and 2004, respectively. See Note 17 to the consolidated financial statements for further information.

Risk and Insurance Brokerage Services

        Aon is a leader in many sectors of the insurance industry: globally, it is the largest insurance broker, the largest reinsurance broker, and the leading manager of captive insurance companies worldwide. These rankings are based on the most recent surveys compiled and reports printed by Business Insurance.

        Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

        Insurance premiums are cyclical in nature and may vary widely based on market conditions. Heavier than anticipated loss experience or capital shortages can result in increasing premium rates, which is referred to as a "hard market." A hard market tends to favorably impact commission revenues. Conversely, increased competition for market share among insurance carriers or increased underwriting capacity can result in flat or reduced premium rates, or a "soft market." A soft market tends to put downward pressure on commission revenues. Hard and soft markets may be broad-based or more narrowly focused across certain product lines or geographic areas.

        Risk and Insurance Brokerage Services generated approximately 63% of Aon's total operating segment revenues in 2006. Revenues are generated primarily through:

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

        Our risk brokerage companies operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as with individual brokers, agents, and direct writers of insurance coverage. Specifically, this segment:

  •
  addresses the highly specialized product development and risk management needs of commercial enterprises, professional groups, insurance companies, governments, healthcare providers, and non-profit groups, among others

  •
  provides affinity products for professional liability, life, disability income, and personal lines for individuals, associations, and businesses

  •
  provides reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance

  •
  provides managing underwriting and premium finance services to independent agents and brokers as well as corporate clients

  •
  provides actuarial, loss prevention, and administrative services to businesses and consumers

  •
  manages captive insurance companies.

        We review our revenue results using the following subsegments:

  •
  Risk Management and Insurance Brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services in the following areas: Americas; United Kingdom; Europe, Middle East & Africa; and Asia Pacific.

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

Revenue

        This table details Risk and Insurance Brokerage Services revenue by subsegment:

(millions) Years ended December 31,	2006	2005	2004

Americas	$2,319	$2,139	$2,038
United Kingdom	732	792	808
Europe, Middle East & Africa	1,177	1,150	1,123
Asia Pacific	478	441	426
Reinsurance	922	845	861
Claims	—	—	212

Total revenue	$5,628	$5,367	$5,468

        In 2006, revenue increased $261 million or 5% from 2005 due to growth in our retail and reinsurance operation and higher investment income, partially offset by weakness in the U.K.

        This table reconciles organic revenue growth to reported revenue growth in 2006 versus 2005:

Year ended December 31, 2006	Reported Revenue Growth	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Americas	8%	1%	2%	2%	3%
United Kingdom	(8)	1	(3)	(4)	(2)
Europe, Middle East & Africa	2	(1)	3	(2)	2
Asia Pacific	8	(1)	3	1	5
Reinsurance	9	(1)	1	6	3

Total revenue	5%	—%	2%	1%	2%

        Organic revenue growth for the entire segment was 2%.

        The 8% reported growth in Americas reflects:

  •
  improved performance in U.S. retail

  •
  a $35 million gain related to the contribution of a preferred stock investment to one of our U.K. pension plans, received in connection with the sale of our Cambridge operation.

  •
  the transfer of certain small businesses from Consulting

  •
  increased investment income

  •
  favorable foreign exchange rates.

        U.K. revenue fell 8%. Organic revenue decreased 2%, driven by revenue declines from soft pricing, low retention rates, and lower new business. In addition, 2005 revenue included $23 million resulting from refinement of the techniques we used to estimate revenues on installment contracts. This refinement has been excluded from our calculation of organic revenue growth.

        Europe, Middle East & Africa revenue was up 2%, driven by acquisitions and organic revenue growth especially in Africa, the Middle East, Netherlands, Spain, and France, and partially offset by declines in Germany and the Nordic region.

        Asia Pacific revenue rose 8%, driven by acquisitions and organic growth in emerging markets in Asia.

        Reinsurance revenue improved 9%, due to higher investment income and organic revenue growth in most areas of the world.

        This table shows Risk and Insurance Brokerage Services revenue by geographic area and total pretax income:

(millions) Years ended December 31,	2006	% of Total	2005	% of Total	2004	% of Total

Revenue by geographic area:
United States	$2,133	38%	$1,982	37%	$2,122	39%
Americas, other than U.S.	586	10	530	10	495	9
United Kingdom	946	17	1,021	19	1,056	19
Europe, Middle East & Africa	1,439	26	1,344	25	1,319	24
Asia Pacific	524	9	490	9	476	9

Total revenue	$5,628	100%	$5,367	100%	$5,468	100%

Income before income tax	$841		$702		$562

        U.S. revenue rose 8% over 2005 as a result of organic revenue growth, increased investment income, including the gain on the contribution of a preferred stock, and the realignment of certain businesses from Consulting.

        Americas other than U.S. revenue increased 11% due to growth in Latin America.

        The decline in U.K. revenues reflect low retention rates, lower new businesses, and the restructuring of the U.K. insurance market.

        Europe, Middle East & Africa and Asia Pacific revenue both rose 7%, due to acquisitions and organic revenue growth.

Income Before Income Tax

        Pretax income increased $139 million or 20% from 2005 to $841 million. In 2006, pretax margins in this segment were 14.9%, up from 13.1% in 2005.

        Our results improved primarily as a result of five factors:

  •
  estimated savings of $97 million achieved as a result of the restructuring program

  •
  an increase in investment income of $67 million, including the $35 million gain on the contribution of a preferred stock

  •
  improved margins in U.S. retail

  •
  a $30 million gain on the sale of a building in Spain

  •
  $7 million reduction in restructuring charges.

        Negative impacts to this year's income and margins included higher staff expense, driven principally by increased incentives and benefit costs.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. Our consulting segment:

  •
  provides a broad range of consulting services

  •
  generated 14% of Aon's total operating segment revenues in 2006.

        We review our revenue results using the following subsegments:

  •
  Consulting Services, which provides consulting services in six practice areas:

  1.
  Employee Benefits advises clients about how to structure, fund, and administer employee benefit programs that attract, retain, and motivate employees. Benefits consulting includes health and welfare, retirement, executive benefits, absence management, compliance, employer commitment, investment advisory and elective benefit services.

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

  6.
  Financial Advisory and Litigation Consulting provide consulting services including white collar and financial statement investigation, securities litigation, financial due diligence, financial valuation services, and other related specialties.

  •
  Outsourcing, which offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

        In 2006, revenues of $1,282 million were 2% over 2005. Revenue on an organic basis was up 4% from last year.

        This table details Consulting revenue by subsegment.

(millions) Years ended December 31,	2006	2005	2004

Consulting services	$989	$981	$949
Outsourcing	293	274	298

Total revenue	$1,282	$1,255	$1,247

        This table reconciles organic revenue growth to reported revenue growth in 2006 versus 2005.

Year ended December 31, 2006	Reported Revenue Growth	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Consulting services	1%	1%	(4)%	—%	4%
Outsourcing	7	1	2	(1)	5

Total revenue	2%	1%	(2)%	(1)%	4%

        On a subsegment basis, Consulting services was up $8 million or 1%, resulting from:

  •
  Growth in the U.K., driven by pension revaluation engagements mandated by recent pension reforms in that country

  •
  Revenue from our new Financial Advisory and Litigation Consulting practice

  •
  Growth in compensation consulting.

        This growth more than offset a decline in our health and welfare practice and the transfer of certain small units to the Risk and Insurance Brokerage Services segment.

        Outsourcing revenue rose 7% during the year, due primarily to $13 million of fees we received from a client terminating an outsourcing contract, as well as from an acquisition made late in 2005.

        This table shows Consulting revenue by geographic area and pretax income:

(millions) Years ended December 31,	2006	% of Total	2005	% of Total	2004	% of Total

Revenue by geographic area:
United States	$708	55%	$730	58%	$754	61%
Americas, other than U.S.	113	9	100	8	91	7
United Kingdom	228	18	206	16	213	17
Europe, Middle East & Africa	197	15	186	15	162	13
Asia Pacific	36	3	33	3	27	2

Total revenue	$1,282	100%	$1,255	100%	$1,247	100%

Income before income tax	$120		$110		$105

  •
  U.S. revenue decreased in 2006, primarily reflecting lower revenue in the health and welfare practice, offset in part by the termination fee previously noted.

  •
  Americas other than U.S. revenue grew 13%, reflecting improved results in Canada and favorable foreign exchange.

  •
  United Kingdom revenue rose 11%, due to growth in pension revaluation consulting as discussed previously.

  •
  Europe, Middle East & Africa and Asia Pacific increases were due to organic revenue growth.

Income Before Income Tax

        Pretax income was $120 million, up $10 million or 9% from 2005. 2006 pretax margins in this segment were 9.4%, up from 8.8% in 2005.

        The following items affected the year-to-year comparisons:

  •
  Organic revenue growth, especially in the U.K., increased income before income tax and pretax margins.

  •
  Start-up costs for the Financial Advisory & Litigation Consulting practice reduced both profits and margins.

  •
  Restructuring costs increased $12 million over 2005.

        The $13 million termination fee discussed above was offset by $13 million of expenses related to the termination of the contract, resulting in no net impact to income before income taxes.

Insurance Underwriting

        The Insurance Underwriting segment:

  •
  provides accident, health, and life insurance coverage mostly through direct distribution networks, primarily through more than 7,000 career insurance agents working for our subsidiaries. Our revenues are affected by our success in attracting and retaining these career agents.

  •
  previously offered select commercial property and casualty business on a limited basis through managing general underwriters. We have ceased writing property and casualty business and have placed all programs in runoff.

  •
  has operations in the U.S., Canada, Europe, and Asia Pacific.

  •
  generated approximately 23% of Aon's total operating segment revenues in 2006.

Revenue

        Written premiums and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums and fees.

        We review our revenue results using the following subsegments:

  •
  Accident & Health and Life, through which we provide an array of accident, sickness, short-term disability, and other insurance products. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

  •
  Property and Casualty—We have ceased writing property and casualty business. This subsegment is entirely composed of runoff liabilities pertaining to various personal and commercial risks we formerly underwrote, such as:

    —    professional liability errors and omissions

    —    excess liability

    —    workers' compensation

    —    commercial property and casualty risk.

        In this subsegment, we formerly included the results of our warranty and credit operations, as well as a portion of our specialty property and casualty business, CPG. We divested these businesses in

November 2006, as discussed in Key Recent Events, and the results of those businesses and the sale transactions are included in discontinued operations.

        The table below reflects written and earned premiums and associated reserves:

(millions) Years ended December 31,	2006	2005	2004

Written premiums:
Accident & health and life	$1,466	$1,476	$1,461
Property & casualty	34	13	104

Total Insurance Underwriting	$1,500	$1,489	$1,565

Earned premiums:
Accident & health and life	$1,884	$1,696	$1,620
Property & casualty	34	63	122

Total Insurance Underwriting	$1,918	$1,759	$1,742

Policy and Contract Claim Liabilities:
Accident & health and life	$506	$428	$422
Property & casualty (1)	150	1,022	1,068

Total Insurance Underwriting	$656	$1,450	$1,490

(1)
See Note 10 to the consolidated financial statements for additional information.

        This table details Insurance Underwriting revenue by subsegment:

(millions) Years ended December 31,	2006	2005	2004

Accident & health and life	$2,005	$1,805	$1,721
Property & casualty	41	70	127

Total revenue	$2,046	$1,875	$1,848

        This table reconciles organic revenue growth to reported revenue growth in 2006 versus 2005:

Year ended December 31, 2006	Reported Revenue Growth	Less: Currency Impact	Less: All Other(1)	Organic Revenue Growth

Accident & health and life	11%	1%	(1)%	11%
Property & casualty	(41)	N/A	N/A	N/A

Total revenue	9%	1%	(5)%	13%

(1)
The difference between written and earned premiums and fees, as a percentage change, was (1)% for accident & health and life and (2)% for total revenue.

(2)
Organic revenue growth for property and casualty is no longer meaningful as the remaining business is in run-off.

        In 2006, revenues of $2.0 billion increased 9% over 2005.

        In Accident & health and life, revenue increased $200 million, or 11%, primarily driven by strong growth in a supplemental health product, favorable impact from foreign exchange rates, and higher investment income.

        Property & casualty revenue decreased $29 million, primarily due to the decision to run off the property and casualty business in 2006.

        This table details Insurance Underwriting revenue by geographic area and pretax income:

(millions) Years ended December 31,	2006	% of Total	2005	% of Total	2004	% of Total

Revenue by geographic area:
United States	$1,397	68%	$1,267	68%	$1,226	66%
Americas, other than U.S.	212	10	189	10	167	9
United Kingdom	202	10	194	10	215	12
Europe, Middle East & Africa	143	7	134	7	155	8
Asia Pacific	92	5	91	5	85	5

Total revenue	$2,046	100%	$1,875	100%	$1,848	100%

Income before income taxes	$137		$185		$181

        Improvements in revenues from:

  •
  U.S. represents growth in a supplemental health product which more than offset a decline in other accident & health and life core products.

  •
  Americas other than U.S. reflect organic revenue growth in Canada, along with favorable foreign exchange rates.

  •
  The U.K. and Europe, Middle East & Africa represents organic revenue growth.

Income Before Income Tax

        Pretax income of $137 million decreased 26% from 2005. Pretax margins fell from 9.9% in 2005 to 6.7% in 2006. Both decreases are primarily attributable to an $81 million reserve increase recorded in third quarter 2006 in our property and casualty subsegment. See the Key Recent Events section.

Unallocated Income and Expense

        Unallocated income consists primarily of investment income (including income or loss on investment disposals and other-than-temporary impairment losses), which is not otherwise reflected in the operating segments. We include:

  •
  invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses

  •
  the assets in excess of net policyholder liabilities of the insurance underwriting subsidiaries and related income.

        Unallocated income included:

  •
  income from Endurance common stock, which was accounted for under the equity method before the sale of virtually all of our holdings in December 2004

  •
  changes in the valuation of Endurance warrants. Through March 31, 2006, we carried our investment in Endurance warrants at fair value and recorded changes in the fair value through unallocated investment income. On March 31, 2006, the investment in Endurance warrants was contributed to our U.K. pension plans.

        Private equities are principally carried at cost; however, where we have significant influence, they are carried under the equity method. These investments usually do not pay dividends. Limited partnerships (LP) are accounted for under the equity method and changes in the value of the underlying LP investments flow through unallocated investment income.

        Unallocated income rose $12 million in 2006 to $57 million. Increased investment income — due to higher interest rates and amounts invested, along with lower losses on disposals of securities — more than offset the impact of negative mark-to-market adjustments to our Endurance warrants in 2006 ($17 million), versus a positive adjustment in 2005 ($10 million).

        Unallocated expenses include corporate governance costs not attributable to the operating segments. These expenses decreased to $106 million in 2006 from $109 million in 2005.

        Interest expense, which represents the cost of our worldwide debt obligations, rose $4 million in 2006 to $129 million due to carrying higher debt balances and refinancing part of our Euro facility balance to a 5.05% fixed rate note due in 2011.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

        Our operating subsidiaries obtain their liquidity through selling their products and services and collecting their receivables. Funds collected are used to pay creditors and employees and to fund acquisitions. Funds that we are holding on behalf of clients and to satisfy policyholder liabilities are segregated and are not available for other uses. We believe that our operating subsidiaries will have adequate liquidity to meet their needs in the foreseeable future and to provide funds to the parent company. Payment of dividends from our underwriting subsidiaries are limited by government regulation and depend on the surplus and future earnings of these subsidiaries.

        Our parent company's routine liquidity needs include paying corporate expenses, servicing debt and paying dividends on Aon's outstanding stock. Our primary source for meeting these requirements is from dividends and internal financing from our operating subsidiaries. Other uses of available liquidity are for capital expenditures and the repurchase of common stock.

        Cash in our consolidated statements of financial position includes funds available for operations.

        During 2006, we:

  •
  paid the second $76 million installment of the $190 million required under the settlement we reached with the NYAG and other regulatory authorities. We are scheduled to pay the remaining $38 million in 2007. In addition to the NYAG and other regulatory authorities' investigations, we have $40 million accrued for the settlement in the Daniel class action lawsuit and related costs.

  •
  received approximately $800 million in gross cash proceeds from the sales of AWG and CPG.

  •
  spent $1,048 million to repurchase 28.4 million of our outstanding shares of common stock.

        In 2006, total cash contributions to our major defined benefit pension plans were $185 million. In addition, we contributed $166 million of non-cash financial instruments to our U.K. pension plans. The total contributed of $351 million represents a $112 million decrease from 2005. Under current rules and assumptions, we currently anticipate 2007 contributions to our major defined benefit pension plans of approximately $233 million.

        In connection with one of our U.K. pension plans, our principal U.K. subsidiary has agreed with the trustees of the plan to contribute £20 million ($39 million) per year to the plan for six years with the amount payable increasing by 5.3% on each January 1, which began in 2005. These contributions are in addition to the normal employer contributions to the plan. The trustees of the plan:

  •
  have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2005, the estimated winding-up deficit was £350 million ($688 million at December 31, 2006 exchange rates).

  •
  have accepted in practice the agreed-upon schedule of contributions and have not requested an advance.

  Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for the twelve months ended December 31, 2006 and 2005 are as follows:

(millions) Twelve months ended December 31	2006	2005

Insurance Underwriting operating cash flows (including AWG)	$522	$423
All other operating cash flows	596	463

	$1,118	$886
Change in funds held on behalf of brokerage and consulting clients	(150)	—

Cash provided by operating activities	$968	$886

Insurance Underwriting operating cash flows

        For cash flow reporting, our insurance underwriting operations include accident & health and life and warranty, credit and property & casualty businesses. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

        The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $522 million for 2006, an increase of $99 million compared to 2005. Included in these cash flows are the operations of AWG and CPG through November 30, 2006, the date of sale. The increase in operating cash flows was primarily related to organic revenue growth. For 2006, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $3,546 million compared to $3,193 million in 2005. Investment and other miscellaneous income received was $235 million and $227 million in 2006 and 2005, respectively. Investment income improved in 2006 due to favorable interest rates and an increase in invested assets.

        We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes. Claims and other cash benefits paid were $1,632 million in 2006 versus $1,393 million in 2005. Commissions and general expenses paid were $1,483 million for 2006, compared to $1,446 million in 2005. Tax payments for 2006 were $144 million compared to $158 million last year.

        We will invest and use operating cash flows to satisfy future benefits to policyholders and when appropriate, make them available to pay dividends to the Aon parent company. During 2006, Combined Insurance Company of America, one of our major underwriting subsidiaries, declared and paid a cash dividend of $250 million to Aon. At the time of sale, AWG made a dividend to Aon of $361 million, of which $66 million was in cash and $295 million was a dividend-in-kind, which were primarily equity investments. Aon received proceeds of $662 million from the sale of AWG and CPG, net of direct costs and cash sold.

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

All other operating cash flows

        The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $596 million in 2006 compared to $463 million in 2005. These amounts exclude the change in funds held on behalf of clients as described above. The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes. Comparing 2006 to 2005, the net increase in cash from our Risk and Insurance Brokerage Services and Consulting segments and related corporate items of $133 million was primarily influenced by higher non-cash incentives, investment income, and organic revenue growth.

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

Investing and Financing Activities

        We used the consolidated cash flow from operations (net of funds held on behalf of clients) for:

  •
  investing activities of $190 million. The cash flows used by investing activities included purchases of investments, net of sales, of $582 million; capital expenditures, net of disposals, of $152 million; and cash provided by investing activities from divestitures of subsidiaries, net of acquisitions, of $544 million.

  •
  financing needs of $964 million. Financing uses primarily included cash dividends paid to shareholders of $189 million, and net share activity of $916 million. Financing provided cash of $141 million from debt issuances, net of repayments.

Financial Condition

        Comparing year-end 2006 with year-end 2005:

  •
  Total assets decreased $3.5 billion to $24.3 billion. The major reason for the decline is the sale of AWG and CPG, which had assets of $4.2 billion at December 31, 2005.

  •
  Total investments increased $0.5 billion to $7.6 billion. Fixed maturities increased $138 million. Short-term investments increased $452 million, primarily as a result of funds received in connection with the sales of AWG and CPG.

  •
  Risk and Insurance Brokerage Services and Consulting premium and fee receivables increased $668 million. Insurance premiums payable increased $324 million over the same period. The increase in receivables and payables reflects:

  •
  the timing of receipts and payments
  •
  client demands for risk programs
  •
  the effect of foreign exchange rates.

  •
  Other assets decreased $180 million. Other assets are comprised principally of prepaid premiums related to reinsurance and prepaid pension assets. The decline from last year primarily reflects the impact of adopting FASB Statement No. 158 in 2006.

  •
  Policy liabilities decreased $652 million to $2.8 billion due to a decline in policy and contract claims. Other receivables declined in a similar manner. In connection with the sale of AWG and CPG, certain reinsured property and casualty balances that were previously reported in policy liabilities and other receivables are no longer direct obligations of Aon and, therefore, are no longer reported in Aon's consolidated statement of financial position. Aon has issued a corporate guarantee covering these reinsurance balances. See Note 10 to the consolidated financial statements for further information.

Investments

        We invest in broad asset categories related to our diversified operations. In managing our investments, our objective is to maximize earnings while monitoring asset and liability durations, interest and credit risks, and regulatory requirements.

        We do not allocate to the operating segments:

  •
  invested assets or related investment income not directly required to support the insurance brokerage and consulting businesses

        or

  •
  assets in excess of net policyholder liabilities of the underwriting business and related income.

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

Borrowings

        Total debt at December 31, 2006, was $2.3 billion, an increase of $173 million from December 31, 2005. Our notes payable increased by $138 million compared to year-end 2005. This increase results from issuing CAD 375 million (U.S. $323 million at December 31, 2006) of 5.05% senior unsecured debentures due in 2011, offset by a partial reduction in the amount borrowed under our Euro credit facility. Our total debt as a percentage of total capital was 30.5% and 28.4% at December 31, 2006 and 2005, respectively.

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

        Or

  •
  Subject to certain exceptions, during five business days after any ten consecutive trading days in which the trading price per $1,000 principal amount of the debentures for each day of the ten trading day period was less than 95% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the debentures.

        Aon has reserved approximately 14 million shares for the potential conversion of these debentures.

        At December 31, 2006, we had a $600 million unused U.S. committed bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings. This facility allows us to issue up to $150 million in letters of credit.

        We also have several foreign credit facilities available. At December 31, 2006, we had available to us:

  •
  a five-year €650 million ($853 million) multi-currency facility, of which $403 million was outstanding at December 31, 2006. See Note 8 to the consolidated financial statements for further discussion on both the U.S. and Euro facilities.

  •
  £37.5 million ($74 million) facility, a 364-day 10 million Canadian dollar (U.S. $9 million) facility, and a 364-day €25 million (U.S. $33 million) facility.

  •
  a €20 million (U.S. $26 million) open-ended facility.

        The major rating agencies' ratings of our debt at February 19, 2007 appear in the table below:

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor's	BBB+	Stable	A-2	Positive
Moody's Investor Services	Baa2	Positive	P-2	Positive
Fitch, Inc.	BBB+	Stable	F-2	Stable

        During 2006, Moody's Investor Services changed its outlook on Aon to positive from stable for both our senior long-term debt and commercial paper. Standard & Poor's changed its outlook on Aon's senior long-term debt from positive to stable.

        A downgrade in the credit ratings of our senior debt and commercial paper would:

  •
  increase our borrowing costs and reduce our financial flexibility.

  •
  increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether. Although we have committed backup lines, we cannot ensure that our financial position will not be hurt if we can no longer access the commercial paper market.

Stockholders' Equity

        Stockholders' equity decreased $99 million during 2006 to $5.2 billion, driven primarily by an $886 million increase in treasury stock repurchases, net of reissuance of stock in connection with employee benefit plans. Offsetting this decline were increases in equity of:

  •
  $720 million of net income

  •
  $178 million in paid-in-capital principally due to stock issued in connection with employee benefit plans.

        Accumulated other comprehensive loss decreased $145 million since December 31, 2005. Compared to year-end 2005:

  •
  net foreign exchange translation increased by $237 million because of the weakening of the U.S. dollar against foreign currencies

  •
  net derivative gains increased $26 million

  •
  net unrealized investment gains rose $21 million

  •
  our net additional minimum pension liability adjustment decreased by $210 million.

        In addition, the impact of the adoption of Statement No. 158 increased the accumulated other comprehensive loss by $349 million.

        For 2007, we project we will make $233 million in cash contributions to our major defined benefit pension plans, although we may elect to contribute more cash or certain non-cash assets to the plans.

Off Balance Sheet Arrangements

        We record various contractual obligations as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements, but we are required to disclose them.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $32 million for taxes and other business obligations to third parties. We accrue amounts in our consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Following the guidance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and other relevant accounting guidance, we use special purpose entities and qualifying special purpose entities ("QSPE's"), also known as special purpose vehicles, in some of our operations.

Reinsurance Guarantee

        In connection with the AWG transaction we issued an indemnification which protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured. We recorded a $13 million liability reflecting the fair value of this indemnification as of November 30, 2006. The loss was included in the AWG gain. The value remained approximately $13 million as of December 31, 2006. The indemnification represents the present value of the indemnification on the credit risk of the reinsurers.

        At December 31, 2006, Aon no longer reports reinsurance recoverables related to its property and casualty business, which was not part of the sale of AWG. Aon has provided a corporate guaranty with respect to these reinsurance recoverables which amount to $790 million at December 31, 2006.

Premium Financing

        Certain of our U.S., U.K., Canadian, and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under Statement No. 140. These sales involve:

  •
  special purpose entities ("SPEs"), which are considered qualified special purpose entities ("QSPEs") by Statement No. 140 and per Statement No. 140 should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

  •
  multi-seller, non-qualified bank commercial paper conduit SPEs ("Bank SPEs"), which are variable interest entities according to FIN 46.

        We have analyzed qualitative and quantitative factors related to our subsidiaries' interests in the Bank SPEs and have determined that these subsidiaries are not the sponsors of the Bank SPEs. Additionally, independent third parties:

  •
  have made substantial equity investments in the Bank SPEs

  •
  have voting control of the Bank SPEs

  •
  generally have the risks and rewards of ownership of the assets of the Bank SPEs.

        Thus, we have concluded that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46, given that our subsidiaries do not have significant variable interests.

        Through the securitization agreements, we, or one of our QSPEs, sell undivided interests in specified premium finance agreements to the Bank SPEs. The total amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to $1.8 billion. The Bank SPEs had advanced $1.7 billion and $1.8 billion at December 31, 2006 and 2005, respectively. We can receive additional advances as:

  •
  we sell more eligible premium finance agreements to the Bank SPEs

  •
  collections, which we administer, on previously sold agreements reduce available advances.

        We record gains associated with the sale of receivables. When we calculate the gain, we include all fees we incurred for this facility. The gains, which are included in commissions and fees revenue in the consolidated statements of income, were $63 million, $65 million, and $81 million for the years ended December 31, 2006, 2005, and 2004, respectively.

        We record at fair value our retained interest in the sold premium finance agreements, and report it in insurance brokerage and consulting services receivables in the consolidated statements of financial position. We also:

  •
  retain servicing rights for sold agreements

  •
  earn servicing fee income over the servicing period, and include these servicing fees in the gain/loss calculation.

        At December 31, 2006 and 2005, since the fair value of the servicing rights approximates the estimated costs to service the receivables, we have not recorded any servicing assets or liabilities.

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

        We intend to renew these conduit facilities when they expire. If there were adverse bank, regulatory, tax, or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements, following the appropriate accounting standards.

PEPS I

        In 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company owned by one of our subsidiaries (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).

        PEPS I:

  •
  sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties

  •
  paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

        Standard & Poor's Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies had been required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested. These fixed-maturity securities are rated below investment grade. Beginning in July 2004, Aon Parent assumed this responsibility. As of December 31, 2006, the unfunded commitments amounted to $46 million. These commitments have specific expiration dates, and the general partners may decide not to draw on these commitments.

        After closing the securitization, one of our insurance subsidiaries sold PEPS I fixed-maturity securities with a value of $20 million to Aon. In second quarter 2004, CICA paid dividends to Aon Parent of $12 million in fixed-maturities securities. We have not included the assets and liabilities and operations of PEPS I in our consolidated financial statements.

        In previous years, Aon has recognized other-than-temporary impairment writedowns of $59 million, equal to the original cost of one tranche. The preferred stock interest represents a beneficial interest in securitized limited partnership investments. The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I. We assess other-than-temporary declines in the fair value below cost using a financial model that considers the:

  •
  value of the underlying limited partnership investments of PEPS I

  •
  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

Contractual Obligations

        The following table:

  •
  summarizes our significant contractual obligations at December 31, 2006, and the future periods during which we expect to settle these obligations in cash

  •
  reflects the timing of principal payments on outstanding borrowings.

        We have provided additional details about certain of these obligations in our notes to the financial statements:

	Payments due in
(millions)	2007	2008- 2009	2010- 2011	2012 and beyond	Total

Notes payable and short-term borrowings	$696	$3	$325	$1,260	$2,284
Interest expense on notes payable	107	205	193	919	1,424
Operating leases	336	524	367	636	1,863
Pension and other postretirement benefit plan obligations (4)	247	551	330	1,241	2,369
Purchase obligations (1) (2)	315	544	365	388	1,612
Insurance premiums payable	9,701	2	—	1	9,704
Future policy benefits	96	122	157	1,409	1,784
Policy and contract claims	457	118	44	37	656
NYAG and other regulatory authorities settlement (3)	38	—	—	—	38
Other long-term liabilities reflected on the consolidated balance sheet under GAAP	3	4	2	5	14

Total	$11,996	$2,073	$1,783	$5,896	$21,748

(1)
Included in purchase obligations are contracts for information technology outsourcing. As of December 31, 2006, we can exit these obligations for termination payments of $94 million. However, given the nature of these contracts, we have included them in our contractual obligations table.

(2)
Also included in purchase obligations is a $434 million contract for claims outsourcing in the U.K. We can exit this obligation after 2013 for approximately $39 million.

(3)
The $38 million net present value of this liability has been included in the December 31, 2006 balance sheet in other liabilities.

(4)
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements, pursuant to ERISA and other regulations and agreements with the Trustees of our U.K. Pension Plans. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to potential fluctuations in earnings, cash flows, and the fair value of certain of our assets and liabilities due to changes in interest rates, foreign exchange rates, and equity prices. To manage the risk from these exposures, we enter into a variety of derivative instruments. We do not enter into derivatives or financial instruments for trading purposes.

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

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns approximately 31% of its revenue in U.S. dollars, but most of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary's pound sterling expenses using OTC options and forward exchange contracts. At December 31, 2006, we have hedged 69% and 59% of our U.K. subsidiaries' expected U.S. dollar transaction exposure for the years ending December 31, 2007 and 2008, respectively. We do not generally hedge exposures beyond three years.

        The potential loss in future earnings from market risk sensitive instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would not be material in 2007 and 2008.

        Our businesses' income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and as appropriate, hedge our exposure with various derivative financial instruments. A hypothetical, instantaneous parallel decrease in the period end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $31 million to both 2007 and 2008 pretax income.

        The valuation of our fixed-maturity investment portfolio is subject to interest rate risk. A hypothetical 1% (100 basis point) increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 2006, and 2005 by approximately $122 million and $114 million, respectively. We have notes payable outstanding with a fair market value of $2.5 billion and $2.4 billion at December 31, 2006, and 2005, respectively. This fair value was greater than the carrying value by $315 million and $337 million at December 31, 2006 and 2005, respectively. A hypothetical 1% decrease in interest rates would increase the fair value by approximately 5% for both December 31, 2006 and 2005.

        The valuation of our marketable equity security portfolio is subject to equity price risk. If market prices were to decrease by 10%, the fair value of the equity portfolio would have a corresponding decrease of $6 million and $4 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, there were no outstanding derivatives hedging the price risk on the equity portfolio.

        PEPS I — At December 31, 2006, a 10% or 20% decrease in the underlying equity of the limited partnerships would have decreased the value of the preferred stock securities by $20 million and $41 million, respectively.

        We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events. We believe these changes in rates and prices are reasonably possible within a one-year period.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

        Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 68.

/s/ GREGORY C. CASE Gregory C. Case President & Chief Executive Officer February 28, 2007	/s/ DAVID P. BOLGER David P. Bolger Executive Vice President, Chief Financial Officer & Chief Administrative Officer February 28, 2007

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

Board of Directors and Stockholders
Aon Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Aon Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

        In our opinion, management's assessment that Aon Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Aon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion thereon.

Chicago, Illinois
February 28, 2007

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 1, in 2006 the Company changed its method of accounting for stock-based compensation and defined benefit pension and postretirement plans. As discussed in Note 2, the Company restated its consolidated financial statements to record additional stock-based compensation expense.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

Chicago, Illinois
February 28, 2007

Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2006	2005	2004

			As Restated (1)	As Restated (1)

	REVENUE
	Commissions and fees	$6,677	$6,466	$6,591
	Premiums and other	1,918	1,759	1,742
	Investment income	359	271	274

	Total revenue	8,954	8,496	8,607

	EXPENSES
	General expenses	6,523	6,346	6,339
	Benefits to policyholders	1,142	952	940
	Depreciation and amortization	237	260	279
	Interest expense	129	125	136
	Provision for New York and other state settlements	3	5	180

	Total expenses	8,034	7,688	7,874

	INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAX AND ACCOUNTING CHANGE	920	808	733
	Provision for income tax	294	240	249

	INCOME FROM CONTINUING OPERATIONS	626	568	484
	INCOME FROM DISCONTINUED OPERATIONS	162	384	100
	Provision for income tax	69	217	41

	INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	93	167	59
	INCOME BEFORE ACCOUNTING CHANGE	719	735	543
	Cumulative effect of change in accounting principle, net of tax	1	—	—

	NET INCOME	$720	$735	$543

	NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$720	$733	$540

	BASIC NET INCOME PER SHARE:
	Continuing operations	$1.98	$1.75	$1.51
	Discontinued operations	0.29	0.52	0.18
	Cumulative effect of change in accounting principle	—	—	—

	Net income	$2.27	$2.27	$1.69
	DILUTED NET INCOME PER SHARE:
	Continuing operations	$1.86	$1.68	$1.45
	Discontinued operations	0.27	0.49	0.18
	Cumulative effect of change in accounting principle	—	—	—

	Net income	$2.13	$2.17	$1.63

	CASH DIVIDENDS PER SHARE PAID ON COMMON STOCK	$0.60	$0.60	$0.60

	DILUTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	342.1	341.5	336.6

(1)
See Note 2 "Restatement of Consolidated Financial Statements"

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position

(millions)	As of December 31	2006	2005

			As Restated (1)
	ASSETS
	INVESTMENTS
	Fixed maturities at fair value	$2,790	$2,652
	Equity securities at fair value	62	40
	Short-term investments	4,323	3,871
	Other investments	400	495

	Total investments	7,575	7,058

	CASH	281	476
	RECEIVABLES
	Insurance brokerage and consulting services	8,707	8,039
	Other receivables	325	1,096

	Total receivables	9,032	9,135

	CURRENT INCOME TAXES	216	148
	DEFERRED INCOME TAXES	627	498
	DEFERRED POLICY ACQUISITION COSTS	541	498
	GOODWILL	4,532	4,142
	OTHER INTANGIBLE ASSETS	147	111
	PROPERTY AND EQUIPMENT, NET	504	505
	ASSETS HELD FOR SALE	—	4,218
	OTHER ASSETS	863	1,043

	TOTAL ASSETS	$24,318	$27,832

(1)
See Note 2 "Restatement of Consolidated Financial Statements"

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position (Continued)

(millions)	As of December 31	2006	2005

			As Restated (1)

LIABILITIES AND STOCKHOLDERS' EQUITY
INSURANCE PREMIUMS PAYABLE		$9,704	$9,380
POLICY LIABILITIES
	Future policy benefits	1,784	1,671
	Policy and contract claims	656	1,450
	Unearned and advance premiums	384	359
	Other policyholder funds	25	21

	Total policy liabilities	2,849	3,501
GENERAL LIABILITIES
	General expenses	1,949	1,629
	Short-term borrowings	42	7
	Notes payable	2,243	2,105
	Pension, post employment and post retirement liabilities	1,465	1,497
	Liabilities held for sale	—	3,524
	Other liabilities	848	872

	TOTAL LIABILITIES	19,100	22,515

STOCKHOLDERS' EQUITY
	Common stock — $1 par value
	Authorized: 750 shares; issued	347	344
	Additional paid-in capital	2,583	2,405
	Accumulated other comprehensive loss	(1,010)	(1,155)
	Retained earnings	4,992	4,531
	Treasury stock at cost (shares: 2006 — 37.1; 2005 — 23.0)	(1,694)	(808)

	TOTAL STOCKHOLDERS' EQUITY	5,218	5,317

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,318	$27,832

(1)
See Note 2 "Restatement of Consolidated Financial Statements"

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2006	2005	2004

			As restated (1)	As restated (1)
	CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	$720	$735	$543
	Adjustments to reconcile net income to cash provided by operating activities
	(Gain)/loss from disposal of operations	(46)	(240)	8
	Depreciation and amortization of property, equipment and software	201	227	253
	Stock compensation expense	153	72	48
	Amortization of intangible assets	43	50	56
	Valuation changes on investments, income (loss) on disposals and net bond amortization	(21)	5	(65)
	Income taxes	(173)	148	(123)
	Contributions to major defined benefit pension plans (in excess of) less than expense	55	(221)	45
	Expense in excess of cash paid for 2005 restructuring plan	14	118	—
	Provision for New York and other state settlements	(72)	(71)	180
	Change in funds held on behalf of brokerage and consulting clients	(150)	—	(50)
	Change in insurance underwriting assets and liabilities
	Operating receivables	(266)	27	(55)
	Other assets including prepaid premiums	(134)	(19)	55
	Deferred policy acquisition costs	32	(72)	(85)
	Policy liabilities	587	192	343
	Other liabilities	181	32	20
	Change in other assets and liabilities
	Net receivables	(289)	(34)	17
	Other assets including prepaid premiums	76	(54)	125
	General expenses	169	107	58
	Other liabilities	(112)	(116)	(189)

	CASH PROVIDED BY OPERATING ACTIVITIES	968	886	1,184

	CASH FLOWS FROM INVESTING ACTIVITIES
	Sale of investments
	Fixed maturities
	Maturities	223	232	184
	Calls and prepayments	192	234	131
	Sales	1,455	2,053	1,167
	Equity securities	4	11	8
	Other investments	33	18	454
	Purchase of investments
	Fixed maturities	(1,970)	(3,408)	(2,102)
	Equity securities	(30)	(14)	(4)
	Other investments	(19)	(10)	(64)
	Short-term investments — net	(470)	(42)	(670)
	Acquisition of subsidiaries	(138)	(81)	(80)
	Proceeds from sale of operations	682	364	133
	Property and equipment and other — net	(152)	(126)	(80)

	CASH USED BY INVESTING ACTIVITIES	(190)	(769)	(923)

	CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock	50	76	23
	Preferred stock redemption	—	(50)	—
	Treasury stock transactions — net	(966)	(25)	—
	Issuances (repayments) of short-term borrowings — net	34	5	(49)
	Issuance of long-term debt	567	569	323
	Repayment of long-term debt	(460)	(586)	(320)
	Interest sensitive, annuity and investment-type contracts — withdrawals	—	—	(51)
	Cash dividends to stockholders	(189)	(193)	(192)

	CASH USED BY FINANCING ACTIVITIES	(964)	(204)	(266)

	EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9)	(7)	35

	INCREASE (DECREASE) IN CASH	(195)	(94)	30
	CASH AT BEGINNING OF YEAR	476	570	540

	CASH AT END OF YEAR	$281	$476	$570

(1)
See Note 2 "Restatement of Consolidated Financial Statements"

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(millions)	Years Ended December 31	2006	2005	2004

			As restated (1)	As restated (1)
	Common Stock Balance at January 1	$344	$339	$336
	Issued for employee benefit plans	3	5	3

	B alance at December 31	347	344	339

	Additional Paid-in Capital Balance at January 1	2,405	2,254	2,128
	Adjustment to beginning balance			54

	Beginning balance, as restated			2,182
	Business combinations	—	5	4
	Employee benefit plans	178	146	68

	B alance at December 31	2,583	2,405	2,254

	Accumulated Other Comprehensive Income (Loss) Balance at January 1	(1,155)	(681)	(861)
	Net derivative gains (losses)	26	(51)	(10)
	Net unrealized investment gains (losses)	21	(10)	42
	Net foreign exchange translation	237	(240)	146
	Net additional minimum pension liability adjustment	210	(173)	2

	Other comprehensive income (loss)	494	(474)	180
	Adjustment to initially apply FASB Statement No. 158, net of tax	(349)	—	—

	B alance at December 31	(1,010)	(1,155)	(681)

	Retained Earnings Balance at January 1	4,531	3,991	3,679
	Adjustment to beginning balance			(37)

	Beginning balance, as restated			3,642
	Net income	720	735	543
	Dividends to stockholders	(189)	(194)	(193)
	Loss on treasury stock reissued	(36)	—	(1)
	Adjustment to initially apply FASB Statement No. 158, net of tax	(33)	—	—
	Other	(1)	(1)	—

	B alance at December 31	4,992	4,531	3,991

	Treasury Stock Balance at January 1	(808)	(783)	(784)
	Cost of shares acquired	(1,048)	(25)	—
	Shares reissued at average cost	162	—	1

	B alance at December 31	(1,694)	(808)	(783)

	Stockholders' Equity at December 31	$5,218	$5,317	$5,120

	Comprehensive Income
	Net income	$720	$735	$543
	Other comprehensive income (loss)	494	(474)	180

	Comprehensive income	$1,214	$261	$723

(1)
See Note 2 "Restatement of Consolidated Financial Statements"

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

Segment Reporting

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting. Unallocated income and expense, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements.

Revenue Recognition

        Revenue is recognized when all elements of revenue recognition exist as defined in Staff Accounting Bulletin No. 104. Those elements are (1) persuasive evidence of an agreement with the client; (2) a fixed and determinable price for services; (3) those services have been rendered; and (4) collectibility is reasonably assured.

Commissions and Fees

        Commission revenue is primarily recognized at the later of the billing or the effective date of the related insurance policy, net of an allowance for estimated policy cancellations. The allowance is based on an evaluation of the relevant historical data. Where all of the elements of revenue recognition have been met, but processing has not yet occurred in the billing system due to timing, an accrual is recorded based on analysis of the specific transactions. For policies that are billed in installments, revenue is recognized when Aon has sufficient information to estimate the amounts. When insurance underwriters directly bill clients, Aon's revenue is recognized when the cash is received or amounts due to Aon become determinable. Commissions on premium adjustments are recognized as they occur.

        Fees for claims and consulting services are recognized when the services are rendered. For some clients, Aon has outsourcing arrangements that are spread over multiple years. Revenues received from these arrangements are recorded on a gross basis, inclusive of amounts ultimately passed through to subcontractors, as long as Aon maintains the performance obligation, and are recorded ratably over the life of the contract.

Premium Revenue

        For accident and health products, premiums are reported as earned in proportion to insurance protection provided over the period covered by the policies. For life products, premiums are recognized as revenue when due.

Reinsurance

        Reinsurance premiums, commissions and expense reimbursements on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums and benefits to policyholders ceded to other companies have been reported as a reduction of premium revenue and benefits to policyholders. Reinsurance receivables and prepaid reinsurance premium amounts are reported as assets.

Income Taxes

        Deferred income taxes are provided for the effect of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that are currently in effect. Valuation allowances are recorded to reduce the net deferred tax assets to an amount that is more likely than not realizable.

Income Per Share

        Basic net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding. Net income available for common stockholders is net of all preferred stock dividends. Diluted net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and awards. The dilutive effect of stock options and awards is calculated under the treasury stock method using the average market price for the period. Certain common stock equivalents related to options were not included in the computation of diluted income per share because those options' exercise price was greater than the average market price of the common shares. The number of options excluded from the calculation was 8 million in 2006, 18 million in 2005 and 20 million in 2004. Aon includes in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met. Aon's 3.5% convertible debt securities, issued in November 2002, may be converted into a maximum of 14 million shares of Aon common stock and these shares have been included in the computation of diluted net income per share (see Note 8 for further information).

        Income per share is calculated as follows:

(millions, except per share data)	2006	2005	2004

		As Restated (1)	As Restated (1)
Income from continuing operations	$626	$568	$484
Income from discontinued operations, net of tax	93	167	59
Cumulative effect of a change in accounting principle, net of tax	1	—	—

Net income	720	735	543
Preferred stock dividends	—	(2)	(3)

Net income for basic per share calculation	720	733	540
Interest expense on convertible debt securities, net of tax	7	7	7

Net income for diluted per share calculation	$727	$740	$547

Basic shares outstanding	317	322	320
Effect of convertible debt securities	14	14	14
Common stock equivalents	11	5	3

Diluted potential common shares	342	341	337

Basic net income per share:
Income from continuing operations	$1.98	$1.75	$1.51
Discontinued operations	0.29	0.52	0.18
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Net income	$2.27	$2.27	$1.69

Diluted net income per share:
Income from continuing operations	$1.86	$1.68	$1.45
Discontinued operations	0.27	0.49	0.18
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Net income	$2.13	$2.17	$1.63

(1)
See Note 2, "Restatement of Consolidated Financial Statements".

Change in Accounting Principles

Stock Compensation Plans

        Prior to 2006, Aon was subject to Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for stock options when the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense was recognized on a straight-line basis over the vesting period for stock awards based on the market price at the date of the award, and for options with an exercise price less than the market price at the date of grant based on the intrinsic value at the date of grant.

        On January 1, 2006, Aon adopted FASB Statement No. 123 (revised 2004), Share-Based Payment ("Statement No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payments to employees including grants of employee stock options and awards as well as employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair value. Aon adopted Statement No. 123 (R) using the modified prospective transition method. The

Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of Statement No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated for the adoption of Statement No. 123(R).

        Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon's consolidated statements of income for the year ended December 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of Statement No. 123(R) resulted in recording the cumulative effect of an accounting change as of January 1, 2006 of $1 million, net of tax, due to the requirement to adjust compensation recognized through that date on restricted stock units (RSUs) to reflect forfeitures on an estimated method rather than the previous method, as they occurred. See Note 13 for further discussion of the effect of adopting Statement No. 123(R) on the Company's consolidated financial statements.

        Upon adoption of Statement No. 123(R), Aon also changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon's pro forma information required under Statement No. 123. Lattice-based option valuation models utilize a range of assumptions over the expected term of the options. Expected volatilities are based on the average of the historical volatility of Aon's stock price and the implied volatility of traded options on Aon's stock. Aon uses historical data to estimate option exercise and employee terminations within the valuation model, stratifying between executive and key employees. The expected dividend yield assumption is based on the Company's historical and expected dividend rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Pensions and Other Postretirement Plans

        In September 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R). Statement No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, "postretirement benefit plans") to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, the Company adopted the provisions of Statement No. 158. The effect of adopting Statement No. 158 on the Company's financial condition at December 31, 2006 has been included in the accompanying 2006 consolidated financial statements. Adoption of the measurement date provisions of Statement No. 158 resulted in the Company changing the measurement date of its U.S. plans (previously November 30) and U.K. plans (previously September 30) to December 31. Retrospective application of the provisions of Statement No. 158 to prior periods is not permitted. See Note 12 for further discussion of the effect of adopting Statement No. 158 on the Company's consolidated financial statements.

Investments

        Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with maturities of up to one year and are carried at amortized cost, which approximates fair value.

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

        Private equity investments are generally carried at cost, which the Company believes approximates fair value, except where Aon has significant influence, in which case they are carried using the equity method of accounting.

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

        In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allowed Aon to purchase additional Endurance common stock through December 2011. These warrants met the definition of a derivative, which required them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis. On March 31, 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans. The warrants had a fair value of approximately $73 million and $90 million at March 31, 2006 and December 31, 2005, respectively. The change in the fair value during the period was included in income and was a decrease of $17 million in 2006 and an increase of $10 million in 2005. There was no net change in value during 2004.

        Limited partnership investments are carried using the equity method of accounting. Certain of the limited partnerships in which Aon invests have holdings in publicly-traded equity securities. Changes in market value of these indirectly-held equity securities flow through the limited partnerships' financial statements. Aon's proportionate share of these valuation changes is included in unallocated income.

        General — Income or loss on the disposal of investments is calculated using the amortized cost of the security sold and is reported as income in the consolidated statements of income.

        Declines in the fair value of investments below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in the value of investments attributable to issuer-specific events are determined based upon all relevant facts and circumstances for each investment and are recognized when appropriate in accordance with Staff Accounting Bulletin (SAB) 59, FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities and related guidance. For fixed-maturity investments with unrealized losses due to market conditions or industry-related events where Aon has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are considered to be temporary.

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

        Aon maintained premium trust bank accounts for premiums collected from insureds but not yet remitted to insurance companies of $2.9 billion at both December 31, 2006 and 2005. These funds and a corresponding liability are included in short-term investments and insurance premiums payable, respectively, in the accompanying consolidated statements of financial position.

Allowance for Doubtful Accounts

        Aon's policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances and other qualitative and quantitative analyses. Total receivables included an allowance for doubtful accounts of $93 million and $85 million at December 31, 2006 and 2005, respectively.

Deferred Policy Acquisition Costs

        Costs of acquiring new and renewal insurance underwriting business, principally the excess of first year commissions over renewal commissions, and underwriting and sales expenses that vary with and are primarily related to, the production of new business, are deferred and reported as assets. For long-duration life and health products, amortization of deferred policy acquisition costs is related to and based on, the expected premium revenues of the policies. In general, amortization is adjusted to reflect current withdrawal experience. Expected premium revenues are estimated by using the same assumptions used in estimating future policy benefits. For short-duration health insurance, costs of acquiring and renewing business are deferred and amortized as the related premiums are earned.

Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized. These costs are generally amortized using the straight-line method over a range principally between 3 to 7 years. The weighted-average original life of Aon's software at December 31, 2006 is 4.7 years.

        The components of net property and equipment are as follows:

(millions) As of December 31	2006	2005

Software	$609	$541
Leasehold improvements	402	353
Furniture, fixtures and equipment	352	333
Computer equipment	281	268
Land and buildings	127	127
Automobiles	27	24

	1,798	1,646
Less: Accumulated depreciation	1,294	1,141

Property and equipment, net	$504	$505

        Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $196 million, $219 million and $243 million, respectively.

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

        Other investments are comprised of Aon's investment in policy loans, private equity investments and limited partnerships.

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

Future Policy Benefits, Policy and Contract Claims, and Unearned Premiums

        Future policy benefit liabilities on life, accident and health products have been provided on the net level premium method. The liabilities are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations. Interest assumptions have been graded and range from 2% to 6% at December 31, 2006. The interest assumption used on most current issues is a level 4%. Withdrawal assumptions are based principally on insurance subsidiaries' experience and vary by plan, year of issue and duration.

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

        Unearned premiums and contract fees generally are calculated using the pro rata method based on gross premiums. However, in the case of disability products, the unearned premiums are calculated such that the premiums are earned over the period of risk in a reasonable relationship to anticipated claims. The Company considers anticipated investment income in determining whether a premium deficiency exists.

Foreign Currency Translation

        Foreign revenues and expenses are translated at average exchange rates. Foreign assets and liabilities are translated at year-end exchange rates. Net foreign exchange gains and losses on translation are reported in stockholders' equity, in accumulated other comprehensive income or loss ("OCI"), net of applicable deferred income taxes.

New Accounting Pronouncements

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes which are recognized in a company's financial statements in accordance with Statement No. 109. FIN 48 prescribes recognition and measurement provisions for a tax position taken, or expected to be taken, in a company's tax return. We are required to adopt FIN 48 in first quarter 2007 and are evaluating the impact FIN 48 will have, if any, on our consolidated financial statements.

2.     Restatement of Consolidated Financial Statements

        In accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, the consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2005 and 2004 and the consolidated statement of financial position as of December 31, 2005 have been restated for certain errors made in the measurement of stock-based compensation expense.

Delegated Grants and Administrative Errors

        Delegated Grants.    Prior to 2001, the Organization and Compensation Committee of the Board of Directors authorized block grants of stock options that were to be allocated to the Company's operating units, and then further allocated to particular individuals. The final authority to award individual option awards to employees was delegated by the Committee to the Company's Chief Executive Officer, subject to the overall parameters set by the Committee. Concurrent with the authorization of the block grant, the Committee established a grant date, using either the date of the Committee meeting or by designating a specified future date. For purposes of establishing measurement dates for accounting purposes, the practice of using the grant date set by the Committee rather than the later dates at which the recipients and the number of options each recipient would receive was determined, resulted in incorrect measurement dates and, therefore, financial statement errors. The vast majority of option grants with incorrect measurement dates resulted from this practice of delegated grants.

        Administrative Errors.    Other accounting errors occurred when, for example, during the awarding process, oral communication of certain stock option grants occurred in connection with employment agreements or other circumstances, but documents evidencing the required approval were not processed until later. For purposes of establishing measurement dates for accounting purposes, the practice of using the communication date rather than the later date at which the required approval was documented resulted in incorrect measurement dates and, therefore, financial statement errors.

        The incremental impact from recognizing stock compensation expense is as follows (in millions):

Years ended December 31	Pretax Expense	After-tax Expense
1994	$—	$—
1995	—	—
1996	—	—
1997	1	1
1998	2	1
1999	2	1
2000	8	5
2001	15	10
2002	15	10
2003	14	9

	57	37
2004	4	3
2005	3	2
2006	2	1

Total	$66	$43

        The consolidated statements of income for 2005 and 2004 have been restated to reflect the adjustment. As discussed in Note 6, in 2006 Aon reclassified certain businesses to discontinued operations. The following tables include the effect of these reclassifications. The reconciliation of the as reported, adjustments, as restated, reclassifications and as presented in 2006 consolidated statements of income for 2005 and 2004 (in millions except per share data) follow:

Consolidated Statements of Income — 2005

	As Reported	Adjustments	As Restated	Reclassifications	As Presented

Revenue
Commissions and fees	$6,646	$—	$6,646	$(180)	$6,466
Premiums and other	2,848	—	2,848	(1,089)	1,759
Investment income	343	—	343	(72)	271

Total revenue	9,837	—	9,837	(1,341)	8,496

Expenses
General expenses	6,914	3	6,917	(571)	6,346
Benefits to policyholders	1,551	—	1,551	(599)	952
Interest expense	277	—	277	(17)	260
Amortization of intangible assets	125	—	125	—	125
Provision for NewYork and other state settlements	5	—	5	—	5

Total expenses	8,872	3	8,875	(1,187)	7,688

Income from Continuing Operations Before Provision for Income Taxes	965	(3)	962	(154)	808
Provision for income tax	323	(1)	322	(82)	240

Income from Continuing Operations	642	(2)	640	(72)	568
Income from Discontinued Operations	230	—	230	154	384
Provision for income tax	135	—	135	82	217

Income from Discontinued Operations, net of tax	95	—	95	72	167

Net Income	$737	$(2)	$735	$—	$735

Net Income Available for Common Stockholders	$735	$(2)	$733	$—	$733

Basic Net Income per Share:
Continuing operations	$1.99	$(0.01)	$1.98	$(0.23)	$1.75
Discontinued operations	0.29	—	0.29	0.23	0.52

Net income	$2.28	$(0.01)	$2.27	$—	$2.27
Diluted Net Income per Share
Continuing operations	$1.89	$—	$1.89	$(0.21)	$1.68
Discontinued operations	0.28	—	0.28	0.21	0.49

Net income	$2.17	$—	$2.17	$—	$2.17

Consolidated Statements of Income — 2004

	As Reported	Adjustments	As Restated	Reclassifications	As Presented

Revenue
Commissions and fees	$6,822	$—	$6,822	$(231)	$6,591
Premiums and other	2,788	—	2,788	(1,046)	1,742
Investment income	321	—	321	(47)	274

Total revenue	9,931	—	9,931	(1,324)	8,607

Expenses
General expenses	6,969	4	6,973	(634)	6,339
Benefits to policyholders	1,516	—	1,516	(576)	940
Interest expense	303	—	303	(24)	279
Amortization of intangible assets	136	—	136	—	136
Provision for NewYork and other state settlements	180	—	180	—	180

Total expenses	9,104	4	9,108	(1,234)	7,874

Income from Continuing Operations Before Provision for Income Taxes	827	(4)	823	(90)	733
Provision for income tax	282	(1)	281	(32)	249

Income from Continuing Operations	545	(3)	542	(58)	484
Income from Discontinued Operations	10	—	10	90	100
Provision for income tax	9	—	9	32	41

Income from Discontinued Operations, net of tax	1	—	1	58	59

Net Income	$546	$(3)	$543	$—	$543

Net Income Available for Common Stockholders	$543	$(3)	$540	$—	$540

Basic Net Income per Share:
Continuing operations	$1.70	$(0.01)	$1.69	$(0.18)	$1.51
Discontinued operations	—	—	—	0.18	0.18

Net income	$1.70	$(0.01)	$1.69	$—	$1.69
Diluted Net Income per Share
Continuing operations	$1.63	$—	$1.63	$(0.18)	$1.45
Discontinued operations	—	—	—	0.18	0.18

Net income	$1.63	$—	$1.63	$—	$1.63

        The cumulative impact of additional stock-based compensation, net of tax, is reflected in the December 31, 2005 statement of financial position. The reconciliation of the as reported, adjustments, as restated, reclassifications and as presented in 2006 consolidated statement of financial position for 2005 is as follows:

Consolidated Statements of Financial Position — 2005

(millions)	As Reported	Adjustments	As Restated	Reclassifcations	As Presented

Assets
Investments
Fixed maturities at fair value	$4,218	$—	$4,218	$(1,566)	$2,652
Equity securities at fair value	40	—	40	—	40
Short-term investments	4,291	—	4,291	(420)	3,871
Other investments	515	—	515	(20)	495

Total investments	9,064	—	9,064	(2,006)	7,058

Cash	476	—	476	—	476
Receivables
Insurance brokerage and consulting services	8,072	—	8,072	(33)	8,039
Other receivables	1,625	—	1,625	(529)	1,096

Total Receivables	9,697	—	9,697	(562)	9,135

Current Income Taxes	148	—	148	—	148
Deferred Income Taxes	533	14	547	(49)	498
Deferred Policy Acquisition Costs	1,186	—	1,186	(688)	498
Goodwill	4,391	—	4,391	(249)	4,142
Other Intangible Assets	115	—	115	(4)	111
Property and Equipment, net	537	—	537	(32)	505
Assets Held for Sale	—	—	—	4,218	4,218
Other Assets	1,671	—	1,671	(628)	1,043

Total Assets	$27,818	$14	$27,832	$—	$27,832

Liabilities and Stockholders' Equity
Insurance Premiums Payable	$9,427	$—	$9,427	$(47)	$9,380
Policy Liabilities
Future policy benefits	1,671	—	1,671	—	1,671
Policy and contract claims	1,827	—	1,827	(377)	1,450
Unearned and advance premiums	2,989	—	2,989	(2,630)	359
Other policyholder funds	21	—	21	—	21

Total policy liabilities	6,508	—	6,508	(3,007)	3,501
General Liabilities
General expenses	1,661	—	1,661	(32)	1,629
Short-term borrowings	7	—	7	—	7
Notes payable	2,105	—	2,105	—	2,105
Pension, post employment and post retirement liabilities	1,497	—	1,497	—	1,497
Liabilities held for sale	—	—	—	3,524	3,524
Other liabilities	1,310	—	1,310	(438)	872

Total Liabilities	22,515	—	22,515	—	22,515
Stockholders' Equity
Common stock — $1 par value Authorized: 750 shares; issued	344	—	344	—	344
Additional paid-in capital	2,349	56	2,405	—	2,405
Accumulated other comprehensive loss	(1,155)	—	(1,155)	—	(1,155)
Retained earnings	4,573	(42)	4,531	—	4,531
Treasury stock at cost (shares: 2005 — 23.0)	(808)	—	(808)	—	(808)

Total Stockholders' Equity	5,303	14	5,317	—	5,317

Total Liabilities and Stockholders' Equity	$27,818	$14	$27,832	$—	$27,832

        The consolidated statements of cash flows have been restated to reflect the non-cash expense and related tax impacts reflected in the statements of income for 2005 and 2004. A summary reconciliation of the as reported, adjustments, and as restated statements of cash flow follow:

Consolidated Statements of Cash Flows

(millions)Year ended December 31	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Cash Flows Provided From Operating Activities As Reported	$886	$1,184
Line items being restated — Increase (decrease)
Net income	(2)	(3)
Stock compensation expense	3	4
Income taxes	(1)	(1)

Cash Flows From Operating Activities as Restated	$886	$1,184

        Note 13, "Stock Compensation Plans" reflects the adjustments to pro forma stock compensation expense for 2005 and 2004, as required by Statement No. 123(R). The reconciliation of the as reported, adjustments, and as restated disclosure for 2005 and 2004 follows:

	Year ended December 31, 2005			Year Ended December 31, 2004
(millions, except per shared data)
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Net income	$737	$(2)	$735	$546	$(3)	$543
Add: Stock-based compensation expense included in reported net income, net of tax	45	2	47	29	3	32
Deduct: Stock-based compensation expense determined under fair value method for all awards and options, net of tax	(57)	(2)	(59)	(47)	(3)	(50)

Pro forma net income	$725	$(2)	$723	$528	$(3)	$525

Net income per share:
Basic
As reported	$2.28	$(0.01)	$2.27	$1.70	$(0.01)	$1.69
Pro forma	2.24	(0.01)	2.23	1.64	(0.01)	1.63
Diluted
As reported	$2.17	$—	$2.17	$1.63	$—	$1.63
Pro forma	2.14	—	2.14	1.58	—	1.58

3.     Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) and the related tax effects are as follows:

(millions) Year ended December 31, 2006	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative gains arising during the year	$31	$(12)	$19
Reclassification adjustment	11	(4)	7

Net change in derivative gains	42	(16)	26
Unrealized gains arising during the year	10	(3)	7
Reclassification adjustment	19	(5)	14

Net change in unrealized investment gains	29	(8)	21
Net additional minimum pension liability	321	(111)	210
Net foreign exchange translation	238	(1)	237

Total other comprehensive income	$630	$(136)	$494

        In 2006, the pretax net additional minimum pension liability adjustment of $321 million included $28 million related to defined benefit pension plans in Canada and $7 million related to defined benefit pension plans in Germany.

(millions) Year ended December 31, 2005	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative losses arising during the year	$(20)	$8	$(12)
Reclassification adjustment	(64)	25	(39)

Net change in derivative losses	(84)	33	(51)
Unrealized holding losses arising during the year	(8)	3	(5)
Reclassification adjustment	(8)	3	(5)

Net change in unrealized investment losses	(16)	6	(10)
Net foreign exchange translation	(248)	8	(240)
Net additional minimum pension liability adjustment	(253)	80	(173)

Total other comprehensive income	$(601)	$127	$(474)

        In 2005, the pretax net additional minimum pension liability adjustment of $253 million included $19 million related to defined benefit pension plans in Canada and $4 million related to defined benefit plans in Germany.

(millions) Year ended December 31, 2004	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative gains arising during the year	$33	$(14)	$19
Reclassification adjustment	(48)	19	(29)

Net change in derivative losses	(15)	5	(10)
Unrealized holding gains arising during the year	70	(27)	43
Reclassification adjustment	(2)	1	(1)

Net change in unrealized investment gains	68	(26)	42
Net foreign exchange translation	197	(51)	146
Net additional minimum pension liability adjustment	(18)	20	2

Total other comprehensive income	$232	$(52)	$180

        In 2004, the pretax net additional minimum pension liability adjustment of $18 million included $17 million related to defined benefit pension plans in Canada and $38 million related to defined benefit plans in Germany.

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions) As of December 31	2006	2005	2004

Net derivative gains (losses)	$15	$(11)	$40
Net unrealized investment gains	73	52	62
Net foreign exchange translation	118	(119)	121
Postretirement plans	(1,216)	(1,077)	(904)

Accumulated other comprehensive loss	$(1,010)	$(1,155)	$(681)

4.     Business Combinations

Acquisitions

        In 2006, 2005 and 2004, Aon completed several small acquisitions, primarily related to its insurance brokerage operations. The following table includes the aggregate amounts paid and intangible assets recorded as a result of the acquisitions.

(millions) Years ended December 31	2006	2005	2004

Amounts paid:
Cash	$138	$81	$80
Common stock	—	5	—

Total	$138	$86	$80

Intangible assets:
Goodwill	$122	$67	$70
Other intangible assets	66	39	30

Total	$188	$106	$100

        Internal funds, short-term borrowings and common stock financed the acquisitions.

        The results of operations of these acquisitions are included in the consolidated financial statements from the dates they were acquired. These acquisitions do not produce a materially different result than if they had been reported from the beginning of the period.

5.     Restructuring Charges

2005 Restructuring Plan

        In 2005, the Company commenced a broad restructuring initiative that is expected to result in cumulative pretax charges totaling approximately $365 million, including workforce reductions, lease consolidation costs, asset impairments and other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in general expenses and depreciation and amortization in the accompanying consolidated statements of income.

        The following is a summary of 2005 and 2006 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative:

(millions)	Actual 2005	Actual 2006	Estimated Total

Workforce reduction	$116	$116	$245
Lease consolidation	20	27	66
Asset impairments	17	12	34
Other related expenses	5	12	20

Total restructuring and related expenses	$158	$167	$365

        The following is a summary of our restructuring and related expenses incurred and estimated to be incurred by segment through the end of the restructuring initiative:

(millions)	Actual 2005	Actual 2006	Estimated Total

Risk and Insurance Brokerage Services	$143	$136	$309
Consulting	8	20	35
Insurance Underwriting	3	8	13
Unallocated	4	3	8

Total restructuring and related expenses	$158	$167	$365

        The following table sets forth the activity related to the 2005 restructuring plan liabilities.

(millions)

Balance at January 1, 2005	$—
Expensed in 2005	141
Cash payments in 2005	(23)
Foreign currency revaluation	(2)

Balance at December 31, 2005	116
Expensed in 2006	155
Cash payments in 2006	(141)
Foreign currency revaluation	4

Balance at December 31, 2006	$134

        Included on the balance at December 31, 2006 was an accrual of $23 million for lease consolidation costs.

Restructuring charges — prior plans

        In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander & Alexander Services, Inc. ("A&A") and Bain Hogg. The remaining liability of $22 million is primarily for lease abandonments and is being paid out over a number of years, as planned.

        The following table sets forth the activity related to these liabilities:

(millions)

Balance at January 1, 2004	$40
Cash payments in 2004	(9)
Foreign currency revaluation	2

Balance December 31, 2004	33
Cash payments in 2005	(5)
Foreign currency revaluation	(2)

Balance at December 31, 2005	26
Cash payments in 2006	(6)
Foreign currency revaluation	2

Balance at December 31, 2006	$22

        Aon's unpaid liabilities are included in general expense liabilities in the consolidated statements of financial position.

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

Discontinued Operations

        In 2006, Aon sold the following businesses:

  •
  Aon Warranty Group ("AWG") and its worldwide warranty and credit operations, which was previously included in the Insurance Underwriting segment. A pretax gain of $16 million was recognized on the sale.

  •
  Construction Program Group ("CPG"), a managing general underwriter whose policies were underwritten by Aon's property and casualty operation. Results of CPG were previously included in both the Risk and Insurance Brokerage Services and Insurance Underwriting segments. A pretax gain of $27 million was recognized on the sale.

  •
  A non-core Australian brokerage unit, which was previously included in the Risk and Insurance Brokerage Services segment. A pretax gain of $1 million was recognized on the sale.

        Aon reclassified the assets and liabilities of these businesses to assets held-for-sale and liabilities held-for-sale, respectively, in the December 31, 2005 consolidated statement of financial position. Goodwill was allocated to these businesses based on their estimated fair value compared to the fair value of the reporting units in which they were previously included.

        In 2005 Aon sold Swett & Crawford ("Swett"), its U.S.-based wholesale insurance brokerage unit. Previously, Swett was included in the Risk and Insurance Brokerage Services segment. The sale resulted in a pretax gain of $239 million.

        In 2004, Aon sold the following businesses, all of which were previously included in the Risk and Insurance Brokerage Services segment:

  •
  A small non-core U.S. brokerage unit, resulting in a pretax loss of $4 million on the revaluation of this business.

  •
  Its U.K. reinsurance brokerage runoff unit, resulting in a pretax gain of $1 million.

  •
  Its U.K. claims services businesses, resulting in a pretax loss of $24 million.

        Also in 2004, Aon sold a non-core Consulting subsidiary, resulting in a pretax gain of $4 million.

A&A Discontinued Operations

        Prior to its acquisition by Aon, A&A discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into runoff, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary.

        As of December 31, 2006 and 2005, the liabilities associated with the foregoing indemnities were included in other liabilities in the consolidated statements of financial position. Such liabilities amounted to $81 million and $88 million, respectively. Reinsurance recoverables and other assets related to these liabilities are $94 million and $83 million, respectively. The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures. Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes. In 2006, an agreement was reached relating to the settlement of certain legacy reinsurance claims, which resulted in a pretax gain, net of expenses, of $13 million. In 2005, a pretax expense of $11 million was recorded for consulting and legal costs related to completed and contemplated settlements and actuarial refinements to claims reserves and reinsurance recoverables.

        The operating results of all these businesses are classified as discontinued operations and prior years' operating results have been reclassified to discontinued operations, as follows.

(millions) Years ended December 31	2006	2005	2004

Revenue:
AWG	$1,115	$1,132	$1,180
CPG	242	209	144
Swett	—	183	228
U.K. brokerage units	—	—	29
Other	—	10	17

Total revenues	$1,357	$1,534	$1,598

Pretax gain (loss):
Operations:
AWG	$94	$100	$65
CPG	11	54	25
Swett	—	2	49
U.K. brokerage units	—	—	(16)
Other	11	(8)	—

	116	148	123
Gain (loss) on sale:
AWG	16	—	—
CPG	27	—	—
Swett	—	239	—
U.K. brokerage units	2	(3)	(23)
Other	1	—	—

	46	236	(23)

Total pretax gain	$162	$384	$100

After-tax gain (loss):
Operations	$84	$66	$77
Sale	9	101	(18)

Total	$93	$167	$59

7.     Investments

        The components of investment income are as follows:

(millions) Years ended December 31	2006	2005	2004

Short-term investments	$200	$152	$80

Fixed maturities:
Interest income	136	103	88
Income on disposals	3	16	8
Losses (1)	(7)	(6)	(7)

Total	132	113	89

Equity securities:
Dividend income	5	2	3
Income on disposals	1	—	4
Losses (1)	(1)	—	(3)

Total	5	2	4

Limited partnerships — equity earnings	3	1	6

Other investments:
Interest, dividend and other income	5	12	7
Endurance — warrants	(17)	10	—
Endurance — equity earnings	—	—	38
Net gains (losses) (1)	37	(13)	56

Total	25	9	101

Gross investment income	365	277	280
Less: investment expenses	6	6	6

Investment income	$359	$271	$274

(1)
Includes other-than-temporary impairment write-downs of $2 million, $11 million and $3 million in 2006, 2005 and 2004, respectively.

        The components of net unrealized investment gains are as follows:

(millions) As of December 31	2006	2005	2004

Fixed maturities	$(49)	$(39)	$12
Equity securities	(4)	(1)	1
Other investments	167	125	88
Deferred taxes	(41)	(33)	(39)

Net unrealized investment gains	$73	$52	$62

        The pretax changes in net unrealized investment gains (losses) are as follows:

(millions) Years ended December 31	2006	2005	2004

Fixed maturities	$(10)	$(51)	$16
Equity securities	(3)	(2)	(4)
Other investments	42	37	56

Total	$29	$(16)	$68

        The amortized cost and fair value of investments in fixed maturities by type and equity securities are as follows:

(millions) As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government:
U.S. government and agencies	$274	$1	$(6)	$269
U.S. state and political subdivisions	2	—	—	2
Foreign governments:
Canada	556	1	(6)	551
U.K.	194	—	(5)	189
Other	484	1	(9)	476

Total foreign governments	1,234	2	(20)	1,216
Corporate securities:
Basic materials	65	—	(2)	63
Consumer cyclical	41	—	(1)	40
Consumer staples	42	—	(1)	41
Diversified	18	—	—	18
Energy	103	—	(3)	100
Financial	471	1	(11)	461
Technology	100	—	(3)	97
Transport & services	21	—	—	21
Utilities	82	1	(2)	81
Other	18	—	—	18

Total	961	2	(23)	940
Mortgage- and asset-backed securities	368	1	(6)	363

Total fixed maturities	2,839	6	(55)	2,790
Total equity securities	66	2	(6)	62

Total	$2,905	$8	$(61)	$2,852

(millions) As of December 31, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government:
U.S. government and agencies	$265	$1	$(4)	$262
U.S. state and political subdivisions	51	—	—	51
Foreign governments:
Canada	509	3	(5)	507
U.K.	119	1	—	120
Other	391	4	(3)	392

Total foreign governments	1,019	8	(8)	1,019
Corporate securities:
Basic materials	60	—	(1)	59
Consumer cyclical	41	—	(1)	40
Consumer staples	45	—	(1)	44
Diversified	105	—	—	105
Energy	86	1	(1)	86
Financial	422	1	(6)	417
Technology	119	1	(3)	117
Transport and services	16	—	—	16
Utilities	77	1	(2)	76
Other	24	—	—	24

Total	995	4	(15)	984
Mortgage- and asset-backed securities	341	—	(5)	336

Total fixed maturities	2,671	13	(32)	2,652
Total equity securities	41	—	(1)	40

Total	$2,712	$13	$(33)	$2,692

        The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 2006, are as follows:

(millions)	Amortized Cost	Fair Value

Due in one year or less	$122	$122
Due after one year through five years	898	883
Due after five years through ten years	1,097	1,077
Due after ten years	354	345
Mortgage- and asset-backed securities	368	363

Total fixed maturities	$2,839	$2,790

        Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The following table analyzes our investment positions with unrealized losses segmented by type and period of continuous unrealized loss as of December 31, 2006.

	Investment Grade
($ in millions)	0-6 Months	6-12 Months	>12 Months	Total

FIXED MATURITIES
U.S. government and agencies
# of positions	6	14	34	54
Fair Value	$20	$35	$173	$228
Amortized Cost	20	36	178	234
Unrealized Loss	—	(1)	(5)	(6)
Foreign governments
# of positions	26	56	53	135
Fair Value	$397	$391	$312	$1,100
Amortized Cost	401	399	320	1,120
Unrealized Loss	(4)	(8)	(8)	(20)
Corporate securities
# of positions	80	91	266	437
Fair Value	$169	$202	$441	$812
Amortized Cost	171	207	457	835
Unrealized Loss	(2)	(5)	(16)	(23)
Mortgage- and asset-backed securities
# of positions	31	7	307	345
Fair Value	$36	$10	$197	$243
Amortized Cost	36	10	203	249
Unrealized Loss	—	—	(6)	(6)
TOTAL FIXED MATURITIES
# of positions	143	168	660	971
Fair Value	$622	$638	$1,123	$2,383
Amortized Cost	628	652	1,158	2,438
Unrealized Loss	(6)	(14)	(35)	(55)
% of Total Unrealized Loss	10%	23%	57%	90%
	Not Rated
($ in millions)	0-6 Months	6-12 Months	>12 Months	Total

EQUITY SECURITIES
# of positions	3	1	—	4
Fair Value	$20	$12	$—	$32
Amortized Cost	23	15	—	38
Unrealized Loss	(3)	(3)	—	(6)
% of Total Unrealized Loss	5%	5%	—%	10%

        For categorization purposes, Aon considers any rating of Baa or higher by Moody's Investor Services or equivalent rating agency to be investment grade. Aon had no fixed maturities below investment grade with an unrealized loss.

        Aon's fixed-maturity portfolio in total had a $55 million gross unrealized loss at December 31, 2006 and is subject to interest rate, market and credit risks. No single position had an unrealized loss greater than $3 million. With a carrying value of approximately $2.8 billion at December 31, 2006, Aon's total fixed-maturity portfolio is approximately 100% investment grade based on market value. Fixed-maturity securities with an unrealized loss are approximately 100% investment grade and have a weighted average rating of "Aa" based on amortized cost. Aon's non publicly-traded fixed maturity portfolio had a carrying value of $195 million. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        Aon's equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had $6 million of gross unrealized losses at December 31, 2006 and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

        Limited Partnership Securitization.    In 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company which is owned by one of Aon's subsidiaries (49%) and by a charitable trust, which is not controlled by Aon, established for victims of September 11 (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid Aon's insurance underwriting subsidiaries the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities. The fixed-maturity securities Aon subsidiaries received from PEPS I are rated as investment grade by Standard & Poor's Ratings Services.

        As part of this transaction, the insurance underwriting subsidiaries were required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. Aon funded $2 million and $12 million of commitments in 2006 and 2005, respectively. As of December 31, 2006, these unfunded commitments amounted to $46 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments. The carrying value of the PEPS I preferred stock was $210 million and $187 million at December 31, 2006 and 2005, respectively.

Other

        Securities on deposit with regulatory authorities amounted to $455 million at December 31, 2006.

        At December 31, 2006 and 2005, Aon had $214 million and $195 million, respectively, of non-income producing investments, which excludes derivatives that are marked to market through the income statement, as well as private equity investments carried on the equity method, held for at least twelve months, that have not declared dividends during 2006 and 2005.

8.     Debt and Lease Commitments

Notes Payable

        The following is a summary of outstanding notes payable:

(millions) As of December 31	2006	2005

8.205% junior subordinated deferrable interest debentures, due January 2027	$726	$726
5.05% debt securities, due April 2011	323	—
3.5% convertible debt securities, due November 2012	297	297
6.2% debt securities, due January 2007	250	250
7.375% debt securities, due December 2012	224	224
Euro credit facility	403	581
Notes payable, due in varying installments, with interest at 0.9% to 15.9%	20	27

Total notes payable	$2,243	$2,105

        Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities. Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) to Aon Capital A.

        The Capital Securities are subject to mandatory redemption on January 1, 2027 (upon the maturity of the subordinated debt) or are redeemable in whole, but not in part, at the option of Aon (through its prepayment of the subordinated debt) upon the occurrence of certain events. Interest is payable semi-annually on the Capital Securities. Aon determined that it is not the primary beneficiary of Aon Capital A, a VIE, and, in accordance with FIN 46, Aon recorded notes payable for the subordinated debt of $726 million.

        In April 2006, an indirect wholly-owned subsidiary of Aon issued CAD 375 million (US $323 at December 31, 2006 exchange rates) of 5.05% senior unsecured debentures due in April 2011. The principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon. The net proceeds from the offering were used to repay outstanding indebtedness under the Company's €650 million Euro credit facility.

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

        Aon had issued $250 million of 6.2% debt securities due January 2007. The interest rate on these debt securities is subject to adjustment in the event that Aon's credit ratings change. Due to ratings downgrades during 2002 and 2004, the interest rate on the 6.2% debt securities was increased to 6.7% effective January 2003 and 6.95% effective January 2005. These securities were redeemed in January 2007.

        Certain of Aon's European subsidiaries have a €650 million (U.S. $853 million) multi-currency revolving loan credit facility that includes a €325 million three-year and a €325 million five-year revolving loan facility. This facility will mature in October 2010, unless Aon opts to extend the facility. Commitment fees of 8.75 basis points are payable on the unused portion of the facility. At December 31, 2006 and 2005, Aon has borrowed €307 million ($403 million) and €490 million, respectively, under this facility, which is classified as notes payable in the consolidated statements of financial position. Aon has guaranteed the obligations of its subsidiaries with respect to this facility.

        Aon maintains a U.S. committed bank credit facility to support commercial paper and other short-term borrowings. In February 2005, Aon replaced its then current facility with a new $600 million three-year revolving credit facility. This facility permits the issuance of up to $150 million in letters of credit. In September 2005, Aon amended the facility. The three-year term of the facility was extended to a five-year term with a maturity date of February 2010, certain covenants related to guarantors and acquisitions were deleted and certain covenants related to mergers, acquisitions and indebtedness were revised. At December 31, 2006 and 2005, Aon had $20 million in letters of credit outstanding. Based on Aon's current credit ratings, commitment fees of 10 basis points are payable on the unused portion of the facility.

        For both the U.S. and Euro facilities, Aon is required to maintain consolidated net worth, as defined, of at least $2.5 billion, a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1.

        Aon also has other foreign facilities available, which include a £37.5 million ($74 million) facility, 364-day 10 million Canadian dollar ($9 million) and €25 million ($33 million) facilities, and a €20 million ($26 million) facility which has no set expiration date.

        Outstanding debt securities, including Aon Capital A's, are not redeemable by Aon prior to maturity except for the 3.5% convertible debt securities, which are redeemable by Aon beginning in 2007. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities. Repayments of notes payable are $655 million, $2 million, $1 million, $1 million and $324 million in 2007, 2008, 2009, 2010 and 2011, respectively.

        Other information related to Aon's debt is as follows:

Years ended December 31	2006	2005	2004

Interest paid (millions)	$130	$130	$147
Weighted-average interest rates — short-term borrowings	4.4%	3.5%	3.5%

Lease Commitments

        Aon has noncancelable operating leases for certain office space, equipment and automobiles. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 82% of Aon's lease obligations are for the use of office space. Rental expense for operating leases amounted to $360 million, $345 million and $387 million for 2006, 2005 and 2004, respectively, after deducting rentals from subleases ($33 million, $29 million and $34 million for 2006, 2005 and 2004, respectively).

        At December 31, 2006, future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, net of sublease rental income, most of which pertain to real estate leases, are as follows:

(millions)

2007	$336
2008	285
2009	239
2010	198
2011	169
Later years	636

Total minimum payments required	$1,863

9.     Income Taxes

        Aon and its principal domestic subsidiaries are included in a consolidated life-nonlife federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations before provision for income tax and the provision for income tax consist of the following:

(millions) Years ended December 31	2006	2005	2004
		As Restated (1)	As Restated (1)

Income (loss) from continuing operations before provision for income tax:
U.S.	$147	$183	(24)
International	773	625	757

Total	$920	$808	$733

Provision for income tax:
Current (credit):
Federal	$129	$(28)	$79
International	244	183	276
State	38	13	27

Total current	411	168	382

Deferred (credit):
Federal	(99)	23	(143)
International	4	37	14
State	(22)	12	(4)

Total deferred	(117)	72	(133)

Provision for income tax	$294	$240	$249

See
Note 2 "Restatement of Consolidated Financial Statements".

        Income from continuing operations before provision for income tax shown above is based on the location of the corporate unit to which such earnings are attributable. However, because such earnings in some cases may be subject to taxation in more than one country, the income tax provision shown above as U.S. or International may not correspond to the geographic attribution of the earnings.

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated financial statements is as follows:

Years ended December 31	2006	2005	2004
		As Restated (1)	As Restated (1)

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.2	2.0	2.0
Taxes on international operations	(5.1)	(0.9)	(0.7)
Adjustments to prior year taxes	—	(6.4)	(2.1)
Deferred tax adjustments	(0.9)	(1.3)	1.5
Basis difference in businesses sold	—	—	(4.3)
Other — net	1.8	1.3	2.6

Effective tax rate	32.0%	29.7%	34.0%

See
Note 2 "Restatement of Consolidated Financial Statements".

        Significant components of Aon's deferred tax assets and liabilities are as follows:

(millions) As of December 31	2006	2005
		As Restated (1)

Deferred tax assets:
Employee benefit plans	$654	$551
Other accrued expenses	147	187
Net operating loss and tax credit carryforwards	127	80
Life and other insurance reserves	47	41
Investments basis differences	28	—
Other	13	1

	1,016	860
Valuation allowance on deferred tax assets	(43)	(25)

Total	973	835

Deferred tax liabilities:
Intangibles	(161)	(129)
Unrealized investment gains	(49)	(32)
Other accrued expenses	(39)	(36)
Policy acquisition costs	(33)	(28)
Deferred revenue	(22)	(16)
Unrealized foreign exchange gains	(14)	(21)
Investment basis differences	—	(25)
Other	(28)	(50)

Total	(346)	(337)

Net deferred tax asset	$627	$498

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances were increased to $43 million in 2006 from $25 million in 2005, attributable largely to the periodic reconciliation of previous provisions to filed or audited and agreed tax returns. Although future earnings cannot be predicted with certainty, management believes that the realization of the net deferred tax asset is more likely than not.

        Aon recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation as follows: 2006 — $24 million; 2005 — $6 million; and 2004 — $0 million.

        U.S. deferred income taxes are not provided on unremitted foreign earnings that are considered permanently reinvested, which at December 31, 2006 amounted to approximately $1.8 billion. It is not practicable to determine the income tax liability that might be incurred if all such earnings were remitted to the U.S.

        At December 31, 2006, Aon had domestic federal operating loss carryforwards of $9 million that will expire at various dates from 2007 to 2021, state operating loss carryforwards of $503 million that will expire at various dates from 2007 to 2025, and foreign operating loss carryforwards of $286 million, which expire at various dates.

        Prior to 1984, life insurance companies were required to accumulate certain untaxed amounts in a memorandum policyholders' surplus account ("PSA"). Under the Tax Reform Act of 1984, the PSA balances were "capped" at December 31, 1983 and the balances were to be taxed only to the extent distributed to stockholders or when they exceed certain prescribed limits. The American Jobs Creation Act of 2004 suspended for 2005 and 2006 the application of the rules imposing income tax on distributions from the PSA. As a result of distributions from Aon's life insurance companies during 2005 and 2006, all material PSA balances have been eliminated, and no tax liability was incurred.

        The amount of income taxes paid in 2006, 2005 and 2004 was $536 million, $309 million and $413 million, respectively.

10.   Reinsurance and Claim Reserves

        Aon's insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies. Aon's reinsurance consists primarily of certain newer accident and health initiatives, as well as certain property and casualty lines that are in runoff. Aon's insurance subsidiaries remain liable to the extent that the reinsurers are unable to meet their obligations. As of November 30, 2006 in connection with the sale of AWG, Aon sold Virginia Surety Company (VSC). VSC will continue to remain liable to policyholders to the extent reinsurers of the property and casualty business do not meet their obligations. As a result, at December 31, 2006, Aon no longer reports reinsurance recoverables related to its property and casualty business, which was not part of the sale of AWG. Aon has provided a corporate guaranty with respect to these reinsurance recoverables which amount to $790 million at December 31, 2006.

        A summary of reinsurance activity in continuing operations is as follows:

(millions) Years ended December 31	2006	2005	2004

Ceded premiums earned	$425	$605	$802
Ceded premiums written	493	642	658
Assumed premiums earned	40	97	166
Assumed premiums written	45	87	137
Ceded benefits to policyholders	342	381	589

        Activity in the liability for policy and contract claims is summarized as follows:

(millions) Years ended December 31	2006	2005	2004

Liabilities at beginning of year	$593	$629	$604
Incurred losses:
Current year	975	783	859
Prior years	70	29	(21)

Total	1,045	812	838
Payment of claims:
Current year	620	493	489
Prior years	426	355	324

Total	1,046	848	813

Liabilities at end of year (net of recoverables: 2006 — $64; 2005 — $857; 2004 — $861)	$592	$593	$629

        In third quarter 2006, in connection with the sales of AWG and CPG, Aon completed a detailed review of all its property and casualty reserves. Based on the results of this review, the Company increased its property and casualty reserves by approximately $102 million, reflecting adverse development, refined assumptions and additional claim information relating to programs to be disposed of through sale or runoff. Aon recorded $81 million of this adjustment in continuing operations. The remaining $21 million is not included in the preceding table because it relates to CPG and is recorded in discontinued operations. Of the $81 million recorded in continuing operations, the majority related to National Program Services, an independent managing general underwriter that wrote habitational risk on behalf of Aon.

11.   Stockholders' Equity

Common Stock

        In November 2005, Aon's Board of Directors authorized the repurchase of up to $1 billion of Aon's common stock, and in November 2006, the Board increased that amount to $2 billion. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital. Any repurchased shares will be available for employee stock plans and for other corporate purposes. In 2006, the Company repurchased 28.4 million shares at a cost of $1,048 million. Aon repurchased 0.7 million shares at a cost of $25 million in 2005. In 2004, Aon did not repurchase any of its common stock. In 2007, through February 16, the Company has repurchased 7.6 million shares at a cost of $274 million.

        In connection with the acquisition of two entities controlled by Aon's then-Chairman and Chief Executive Officer in 2001, Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance.

        In 2006, Aon issued 2.3 million new shares of common stock for employee benefit plans and 0.4 million shares in connection with employee stock purchase plans. In addition, Aon reissued 4.0 million shares of treasury stock for employee benefit programs and 0.1 million shares in connection with employee stock purchase plans.

Dividends

        A summary of dividends paid is as follows:

(millions) Years ended December 31	2006	2005	2004

Redeemable preferred stock	$—	$2	$3
Common stock	189	191	189

Total dividends paid	$189	$193	$192

        Dividends paid per common share were $0.60 for the years ended December 31, 2006, 2005 and 2004.

Statutory Capital and Surplus

        Generally, the capital and surplus of Aon's insurance subsidiaries available for transfer to the parent company is limited to the amount that the insurance subsidiaries' statutory capital and surplus exceeds minimum statutory capital requirements; however, payments of the amounts as dividends in excess of $182 million may be subject to approval by regulatory authorities.

        Our major U.S. insurance subsidiaries' statutory capital and surplus at year-end 2006 significantly exceeded the risk-based capital target set by the NAIC.

        Net statutory income of the insurance subsidiaries was $208 million, $162 million, and $195 million for the years December 31, 2006, 2005, and 2004, respectively.

        Statutory capital and surplus of the insurance subsidiaries was $856 million $901 million and $869 million at December 2006, 2005 and 2004, respectively.

12.   Employee Benefits

Savings and Profit Sharing Plans

        Aon subsidiaries maintain defined contribution savings plans for the benefit of its U.S. and U.K. employees. The Company recognized expense related to its U.S. plans of $49 million, $47 million and $43 million in 2006, 2005 and 2004, respectively. The Company recognized expense related to its U.K. plans of $19 million, $20 million and $20 million in 2006, 2005, 2004, respectively.

Pension and Other Post-retirement Benefits

        Aon sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually; the life insurance and pension plans are noncontributory.

        In November 2006, Aon announced proposed changes to its U.S. and U.K. defined benefit plans. Changes to the pension plans will not affect pension plan benefits earned by participants prior to the effective date of the changes. Effective January 1, 2007, future benefits in the Company's U.S. defined benefit pension plan will be calculated based on a "career average pay" formula instead of a "final average pay" formula. The change will affect approximately 11,000 active employees covered by the U.S. plan. For its U.K. defined benefit pension plans, the Company is proposing to cease crediting future benefits relating to salary and service, subject to trustee approval and member consultation. The proposed change would affect approximately 1,700 active employees and is anticipated to take effect during the first half of 2007. Subject to approval of the trustees, it is proposed that the future pension provision will be provided under the defined contribution section of the Aon U.K. Pension Scheme.

Adoption of Statement No. 158

        On December 31, 2006, Aon adopted the recognition, disclosure and measurement date provisions of Statement No. 158. Statement No. 158 required Aon to recognize the funded status of its post-retirement benefit plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents net unrecognized actuarial losses and unrecognized prior service costs which were previously netted against the plan's funded status in Aon's statement of financial position pursuant to the provisions of Statement No. 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to Aon's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of Statement No. 158.

        The incremental effects of adopting the provisions of Statement No. 158 on Aon's statement of financial position at December 31, 2006 are presented in the following table. Had Aon not been required to adopt Statement No. 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of Statement No. 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled "Prior to Adopting of Statement No. 158."

	At December 31, 2006
(millions)	Prior to Adopting Statement No. 158	Effect of Adopting Statement No. 158	As Reported at December 31, 2006

Intangible pension asset and prepaid pension asset (included in other assets)	$1,009	$(146)	$863
Accrued pension and other benefit liabilities (included in pension, post-employment and post-retirement liabilities)	(1,108)	(357)	(1,465)
Deferred income taxes	473	154	627
Accumulated other comprehensive loss	661	349	1,010

U.S. Pension and Other Benefit Plans

        The following tables provide a reconciliation of the changes in obligations and fair value of assets for the years ended December 31, 2006 and 2005 and a statement of the funded status as of December 31, 2006 and 2005, for both qualified and nonqualified plans.

	Pension Benefits		Other Benefits
(millions)	2006	2005	2006	2005

Change in benefit obligation
Projected benefit obligation at beginning of period	$1,758	$1,546	$75	$79
Service cost	66	62	2	3
Interest cost	109	93	5	4
Participant contributions	—	—	9	8
Curtailment	—	(8)	—	—
Plan amendment	(145)	20	—	—
Actuarial loss (gain)	33	43	—	(8)
Benefit payments	(84)	(61)	(14)	(12)
Change in discount rate	(31)	63	(1)	1

Projected benefit obligation at end of period	$1,706	$1,758	$76	$75

Accumulated benefit obligation at end of period	$1,706	$1,614	$76	$75

Change in fair value of plan assets
Fair value at beginning of period	$1,326	$969	$8	$8
Actual return on plan assets	210	114	1	—
Participant contributions	—	—	9	8
Employer contributions	5	304	4	4
Benefit payments	(84)	(61)	(14)	(12)

Fair value at end of period	$1,457	$1,326	$8	$8

Market related value at end of period	$1,421	$1,395	$8	$8

Funded status at end of period	$(249)	$(432)	$(68)	$(67)
Unrecognized prior-service cost	(119)	14	(8)	(10)
Unrecognized loss (gain)	485	623	(6)	(4)

Net amount recognized	$117	$205	$(82)	$(81)

Amounts recognized in the statements of financial position consist of:
Accrued benefit liability (included in pension, post-employment and post-retirement liabilities)	$(249)	$(288)	$(68)	$(81)
Intangible pension asset (included in other assets)	—	14	—	—
Accumulated other comprehensive loss	366	479	(14)	—

Cumulative net amount recognized in income	$117	$205	$(82)	$(81)

        Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2006, consist of:

(millions)	Pension Benefits	Other Benefits

Net loss (gain)	$485	$(6)
Prior service cost	(119)	(8)

	$366	$(14)

        The change in amounts recognized in other comprehensive income related to the minimum pension liability for U.S. pension plans was an increase of $27 million in 2005.

        In 2006, plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $1.7 billion, an ABO of $1.7 billion and plan assets with a fair value of $1.5 billion.

        In 2005, plans with a PBO and ABO in excess of the fair value of plan assets had a PBO of $1.8 billion, an ABO of $1.6 billion and plan assets with a fair value of $1.3 billion.

        The following table provides the components of net periodic benefit cost for the U.S. plans:

(millions) Pension Benefits	2006	2005	2004

Service cost	$61	$62	$67
Interest cost	101	93	85
Expected return on plan assets	(114)	(93)	(92)
Amortization of prior-service cost	(2)	(2)	(2)
Amortization of net loss	50	39	22

Net periodic benefit cost	$96	$99	$80

(millions) Other Benefits	2006	2005	2004

Service cost	$2	$3	$3
Interest cost	4	4	4
Amortization of prior-service cost	(1)	(1)	(1)

Net periodic benefit cost	$5	$6	$6

        In connection with the sale of AWG in 2006, a Statement No. 88 curtailment gain of $10 million was recognized in discontinued operations.

        The weighted-average assumptions used to determine future U.S. benefit obligations are as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Discount rate	5.88%	5.75%	5.85%	5.75%
Rate of compensation increase	3.5	3.5	—	—

        The weighted-average assumptions used to determine the U.S. net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	6.0%	6.25%	5.75%	6.0%	6.25%
Expected return on plan assets	8.35	8.5	8.5	—	—	—
Rate of compensation increase	3.5	3.5	3.5	—	—	—

        The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2007 are as follows:

(millions)	Pension Benefits	Other Benefits

Net loss	$43	$—
Prior service cost	(15)	(1)

	$28	$(1)

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans.

Plan Assets

        Aon's U.S. pension plan asset allocation as of December 31, 2006 and 2005 is as follows:

		Fair Value of Plan Assets
	Target Allocation
Asset Class		2006	2005

Equities	80%	80%	61%

Domestic equities	45	41	38
International equities	15	19	8
Limited partnerships and other	15	13	11
Real estate and REITs	5	7	4

Debt securities	20	20	39

Fixed maturities	20	17	22
Invested cash	No target	3	17

Total		100%	100%

        No plan assets are expected to be returned to the Company during 2007.

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

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute $36 million to U.S. pension plans during 2007 to satisfy minimum funding requirements and $5 million to fund other post-retirement benefit plans during 2007.

Estimated Future Benefit Payments

        Estimated future benefit payments for U.S. plans are as follows at December 31, 2006:

(millions)	Pension Benefits	Other Benefits

2007	$68	$5
2008	71	5
2009	75	5
2010	80	5
2011	85	5
2012 – 2016	524	28

Assumptions for Other Post-retirement Benefits

        Assumed health care cost trend rates at December 31:

	2006	2005

Assumed healthcare cost trend rate	12%	12%
Ultimate trend rate	5%	5%
Year that the ultimate trend rate is reached	2013	2012

        Aon's liability for future plan cost increase for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. The $50 per month subsidy for future post-65 retirees is assumed not to increase in future years. Therefore, there is no employer trend for future post-65 retirees. As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic post-retirement healthcare benefit cost or on the accumulated post-retirement benefit obligation for the measurement period ended in 2006.

International Pension Plans

        The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2006 and 2005 and the funded status as of

December 31, 2006 and 2005, for material international pension plans, which are located in the U.K. and The Netherlands.

	International Pension Plans
(millions)	2006	2005

Change in benefit obligation
Projected benefit obligation at beginning of period	$4,202	$3,847
Service cost	77	60
Interest cost	272	197
Participant contributions	4	4
Actuarial loss	85	254
Benefit payments	(160)	(106)
Change in discount rate	(124)	376
Foreign exchange translation	565	(430)

Projected benefit obligation at end of period	$4,921	$4,202

Accumulated benefit obligation at end of period	$4,562	$3,720

Change in fair value of plan assets
Fair value at beginning of period	$2,942	$2,718
Actual return on plan assets	452	463
Employer contributions	405	168
Participant contributions	4	4
Benefit payments	(160)	(106)
Foreign exchange translation	432	(305)

Fair value at end of period	$4,075	$2,942

Funded status at end of period	$(846)	$(1,260)
Unrecognized prior service	—	1
Unrecognized loss	1,621	1,737

Cumulative net amount recognized in income	$775	$478

Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost and intangible pension asset (included in other assets)	$43	$116
Accrued benefit liability (included in pension, post-employment and post-retirement liabilities)	(889)	(815)
Accumulated other comprehensive income	1,621	1,177

Net amount recognized	$775	$478

        The accumulated other comprehensive loss at December 31, 2006 was solely comprised of a net loss of $1,621 million that has not yet been recognized as a component of net periodic benefit cost.

        The change in amounts recognized in other comprehensive income related to the minimum pension liability was an increase of $98 million in 2005.

        In 2006, plans with a PBO in excess of the fair value of plan assets had a PBO of $4.5 billion and plan assets with a fair value of $3.6 billion and plans with an ABO in excess of the fair value of plan assets had an ABO of $4.1 billion and plan assets with a fair value of $3.5 billion.

        In 2005, plans with a PBO in excess of the fair value of plan assets had a PBO of $4.2 billion and plan assets with a fair value of $2.9 billion and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.4 billion and plan assets with a fair value of $2.6 billion.

        The following table provides the components of net periodic benefit cost for the international plans:

(millions)	2006	2005	2004

Service cost	$63	$60	$64
Interest cost	220	197	185
Expected return on plan assets	(230)	(184)	(165)
Amortization of prior service cost	1	1	—
Amortization of net loss	90	69	70

Net periodic benefit cost	$144	$143	$154

        The range of weighted-average assumptions used to determine the international benefit obligations are as follows:

Pension Benefits	2006	2005

Discount rate	4.65 – 5.2%	4.0 – 5.1%
Rate of compensation increase	3.25 – 3.5	3.25 – 3.5

        The range of weighted-average assumptions used to determine the international net periodic benefit costs:

Pension Benefits	2006	2005	2004

Discount rate	4.0 – 5.1%	4.5 – 5.6%	5.25 – 5.5%
Expected return on plan assets	6.0 – 7.1	6.0 – 7.25	6.0 – 7.25
Rate of compensation increase	3.25 – 3.5	3.25 – 3.5	3.5 – 4.0

        The estimated costs that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 will be $74 million of net loss.

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans.

Plan Assets

        Aon's international pension plan asset allocation at December 31, 2006 and 2005 is as follows:

			Fair Value of Plan Assets
	Allocation Range	Target Allocation
Asset Class			2005	2006

Equities	38 – 71%	64%	65%	63%

Equities			60	58
Real estate			5	5

Debt securities	29 – 62	36	35	37

Fixed maturities			32	37
Invested cash			3	—

Total			100%	100%

        No plan assets are expected to be returned to the Company during 2007.

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

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute $197 million to its international pension plans during 2007 to satisfy minimum funding requirements.

Estimated Future Benefit Payments

        Estimated future pension benefit payments for international plans are as follows at December 31, 2006:

(millions)

2007	$114
2008	127
2009	134
2010	142
2011	150
2012 – 2016	910

13.   Stock Compensation Plans

        Aon's Stock Incentive Plan (as amended and restated) provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs"). The annual rate at which awards are granted each year is based upon financial and competitive business conditions. The number of shares authorized to be issued under the plan is equal to 18% of the number of common shares outstanding.

Compensation expense

        Stock based compensation expense recognized during 2006, which includes RSUs, stock options, performance plan awards and stock purchases related to the Employee Stock Purchase Plan, are based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon's consolidated statements of income for 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        As a result of adopting Statement No. 123(R) on January 1, 2006, the Company's income before income taxes and net income for the year ended December 31, 2006 are $29 million and $20 million lower, respectively, than if it has continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 are both $0.06 lower than if the Company had continued to account for share-based compensation under Opinion No. 25.

        The following table summarizes stock-based compensation expense related to all share-based payments recognized in the consolidated statements of income in general expenses.

(millions except per share data) Years ended December 31	2006	2005	2004

		As Restated (1)	As Restated (1)

Stock options	$25	$2	$4
Employee stock purchase plan	4	—	—
Performance plans	26	—	—
RSUs	97	68	44

Stock-based compensation expense included in general expenses	152	70	48
Tax benefit	49	21	16

Stock-based compensation expense, net of tax	$103	$49	$32

Impact on net income per share:
Basic	$0.33	$0.15	$0.10
Diluted	$0.30	$0.14	$0.10

(1)
See Note 2 "Restatement of Consolidated Financial Statements."

        The following table illustrates pro forma net income and pro forma earnings per share as if Aon had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in 2004 and 2005.

	As Restated (1)	As Restated (1)
(millions except per share data)	2005	2004

Net income, as reported	$735	$543
Add: Stock-based compensation expense included in reported net income, net of tax	47	32
Deduct: Stock-based compensation expense determined under fair value method for all awards and options, net of tax	(59)	(50)

Pro forma net income	$723	$525

Net income per share:
Basic
As reported	$2.27	$1.69
Pro forma	2.23	1.63
Diluted
As reported	$2.17	$1.63
Pro forma	2.14	1.58

        See Note 2 "Restatement of Consolidated Financial Statements."

        The fair value per share of options and awards granted were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004

Dividend yield	2.3%	2.3%
Expected volatility	30.0%	27.0%
Risk-free interest rate	4.0%	3.3%
Expected term life beyond vesting date (in years):
Stock options	1.0	1.0
Stock awards	—	—

Stock Awards

        Stock awards, in the form of RSUs, are granted to certain executives and key employees of Aon. Prior to 2006, RSUs granted to employees were service-based. Beginning with awards granted in 2006, awards to employees may consist of performance-based RSUs and service-based RSUs. For service-based awards, employees are generally required to complete three continuous years of service before stock awards begin to vest in increments until the completion of a 10-year period of continuous employment. Beginning in 2002, a large number of awards have been granted that vest in various patterns over five years from the date of grant. For most employees, individual incentive compensation over $50,000 is paid in RSUs, which will vest ratably over three years. In general, most stock awards are issued as they become vested. In years prior to 2006, in certain circumstances, an employee was able to elect to defer the receipt of vested shares to a later date. With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards. The compensation cost associated with each stock award is deferred and amortized over the period of continuous employment using the straight-line method. Dividend equivalents are paid on certain service-based RSUs, based on the initial grant amount. At December 31, 2006, 2005 and 2004, the number of shares available for stock awards is included with options available for grant.

        In 2006, performance-based RSUs were granted to certain executives and key employees, whose vesting is contingent upon meeting various individual, divisional or company-wide performance goals, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period. Aon accounts for these awards as performance condition RSUs. The performance condition is not considered in the determination of grant date fair value of these awards. Compensation cost is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation cost will be adjusted to reflect the actual number of shares paid out at the end of the programs. The payout of shares under these performance-based plans may range from 0-150% of the number of units granted, based on the plan. Dividend equivalents are not paid on the performance-based RSUs.

        Information regarding Aon's performance-based plans as of December 31, 2006 follows:

(shares in thousands, dollars in millions)

Potential RSUs to be issued based on current performance levels	2,560
Shares forfeited during the year	49
RSUs awarded during the year	30
Unamortized expense, based on current performance levels	$71

        A summary of the status of Aon's non-vested stock awards is as follows:

	2006		2005		2004
Years ended December 31 (shares in thousands)	Shares	Fair Value	Shares	Intrinsic Value	Shares	Intrinsic Value

Non-vested at beginning of year	11,641	$25	8,738	$28	6,986	$29
Granted	3,646	37	4,727	24	3,415	26
Vested	(1,809)	25	(1,145)	28	(1,309)	26
Forfeited	(608)	27	(679)	29	(354)	29

Non-vested at end of year	12,870	$28	11,641	$26	8,738	$28

Stock Options

        Options to purchase common stock are granted to certain executives and key employees of Aon and its subsidiaries generally at 100% of market value on the date of grant. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a 4-year period of continuous employment. However, beginning in 2004 a significant number of options were granted that required five continuous years of service before all options would vest. For all grants made prior to an amendment to the former stock option plan in 2000, employees were required to complete three continuous years of service before the options began to vest in increments until the completion of a 6-year period of continuous employment. The maximum contractual term on stock options is generally ten years from the date of grant.

        Upon adoption of Statement No. 123(R), Aon changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon's pro forma information required under Statement No. 123. Lattice-based option valuation models utilize a range of assumptions over the expected term of the options. Expected volatilities are based on the average of the historical volatility of Aon's stock price and the implied volatility of traded options and Aon's stock. Aon uses historical data to estimate option exercise and employee terminations within the valuation model, stratifying between executives and key employees. The expected dividend yield assumption is based on the company's historical and expected future dividend rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

        The weighted-average estimated fair value of employee stock options granted during 2006 was $11.08 per share for executives and $10.75 per share for key employees. The following weighted average assumptions were used to estimate fair value.

Year ended December 31, 2006	Executives	Key Employees

Weighted average volatility	30.5%	29.6%
Expected dividend yield	2.3%	2.3%
Risk-free rate	4.4%	4.6%

        The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of option grants made during 2006 derived from the lattice-binomial model were 5 years for executives and 6 years for key employees.

        A summary of the status of Aon's stock options and related information are as follows:

(shares in thousands) Years ended December 31	2006		2005		2004

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning outstanding	34,851	$29	33,400	$29	30,505	$29
Granted	2,905	39	6,223	24	5,238	27
Exercised	(4,007)	27	(2,396)	24	(449)	23
Forfeited and expired	(860)	29	(2,376)	28	(1,894)	29

Ending outstanding	32,889	30	34,851	29	33,400	29

Exercisable at end of year	18,411	32	18,371	32	15,091	32

Shares available for grant	6,359		10,322		11,885

        A summary of options outstanding and exercisable as of December 31, 2006 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$14.92 – $22.86	6,576	6.51	$20.50	3,313		$19.95
22.94 – 25.51	6,897	6.62	24.46	2,352		23.95
25.67 – 31.53	5,548	6.08	27.61	1,774		28.92
31.66 – 35.73	5,973	4.79	34.20	4,751		33.91
35.76 – 43.33	6,595	4.28	39.46	4,921		39.04
43.44 – 49.29	1,300	2.16	43.60	1,300		43.60

$14.92 – $49.29	32,889	5.53	$29.73	18,411	4.00	$31.70

        The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $35.34 as of December 31, 2006, which would have been received by the option holders had those option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $223 million and $96 million, respectively.

        The aggregate intrinsic value of options exercised during 2006, 2005 and 2004 was $45 million, $20 million and $2 million, respectively.

        Unamortized deferred compensation expense, which includes both options and awards, amounted to $293 million as of December 31, 2006, with a remaining weighted-average amortization period of approximately 2.4 years.

        Cash received from the exercise of stock options was $121 million, $63 million, and $12 million during 2006, 2005, 2004, respectively. The tax benefit realized from stock options exercised was $14 million and $3 million in 2006 and 2005, respectively. No tax benefits for stock option exercises were realized in 2004.

        During 2006, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

Employee Stock Purchase Plan

United States

        Aon has an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the plan, shares of Aon's common stock may be purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. In 2006, 2005, and 2004, 457,000 shares, 697,000 shares and 754,000 shares, respectively, were issued to employees under the plan. In 2006, compensation expense recognized was approximately $3 million. There was no compensation expense associated with this plan in 2005 and 2004.

United Kingdom

        Aon also has an employee stock purchase plan which provides for the purchase of approximately 525,000 shares of Aon common stock by eligible U.K. employees after a 3-year period and is similar to the U.S. plan described above. No shares were issued under the plan in 2006, 2005, or 2004. In 2006, compensation expense recognized was less than $1 million. There was no compensation expense associated with this plan in 2005 or 2004.

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

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by using master netting agreements, entering into non-exchange-traded derivatives with highly rated major financial institutions and by using exchange-traded instruments. Aon closely monitors the credit-worthiness of, and exposure to, its counterparties and considers its credit risk to be minimal. At December 31, 2006 and 2005, Aon placed cash and securities relating to these derivative contracts in escrow amounting to $9 million and $6 million, respectively.

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

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation will include a description of the hedging instrument, the hedge item, the risk being hedged, Aon's risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge, and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges and measures hedge ineffectiveness at the end of each quarter.

        For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. Aon did not enter into any fair value hedges in 2006. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in OCI and subsequently reclassified to income when the hedged item affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is reported in OCI as part of the cumulative translation adjustment while the ineffective portion is recognized immediately in earnings.

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

Foreign Exchange Risk Management

        Certain of Aon's foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars) that differ from their functional currencies. The foreign subsidiary's functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, Aon uses foreign exchange forwards and over-the-counter options to hedge the foreign exchange risk of the forecasted revenue for up to a maximum of three years in the future. Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue. As of December 31, 2006, a $22 million pretax gain has been deferred to OCI, $14 million of which is expected to be reclassified to earnings as an adjustment to general expenses in 2007. Deferred gains or losses will be reclassified from OCI to general expenses when the hedged revenue is recognized. The hedge had no ineffectiveness in either 2006 or 2005. For the year ended December 31, 2006, the Company recognized immaterial losses on cash flow hedges that were discontinued due to forecast revisions. Aon also uses forward contracts, which have not been designated as hedges for accounting purposes, to hedge economic risks that arise from fluctuations in the currency exchange rates. Changes in the fair value of these derivatives are recorded in general expenses in the consolidated statements of income.

        Aon uses over-the-counter basket options to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in general expenses in the consolidated statements of income.

        Aon also uses foreign currency forward contracts to offset foreign exchange risk associated with foreign denominated (primarily British pounds) intercompany notes. These derivatives were not designated as a hedge because changes in their fair value were largely offset in earnings by remeasuring the notes for changes in spot exchange rates. Changes in the fair value of these derivatives were recorded in general expenses in the consolidated statements of income.

        Aon also uses foreign currency forward contracts to hedge certain of its net investments in foreign underwriting operations (primarily Canadian dollar, Euro and British pound). During 2006 and 2005, this hedge had no ineffectiveness, and a $24 million and $15 million cumulative pretax loss has been included in OCI at December 31, 2006 and 2005, respectively.

        In 2005, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany borrowings. These swaps have been designated as cash flow hedges. As of December 31, 2006, a $2 million pretax gain had been deferred to OCI, of which $2 million pretax loss is expected to be reclassified to earnings in 2007 as an adjustment to interest expense. The reclassification from OCI will offset the related Statement No. 52 transaction gain or loss arising from the remeasurement of the borrowing due to changes in spot exchange rates and to record interest income at the interest rate implicit in the derivative. This hedge had no material ineffectiveness in 2006 or 2005.

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

        Aon occasionally enters into receive-fixed-pay-floating interest rate swaps to hedge changes in the fair value of its fixed-rate notes. The interest rate swaps qualify as fair value hedges and are expected to have no ineffectiveness because their critical terms (e.g., amount, maturity date) match those of the hedged debt. Upon the termination of this type of hedge, the swap realized gains and losses that have been deferred as an adjustment to the cost basis of the hedged item are amortized into interest expense over the remaining life of the hedged items. Aon did not enter into any fixed-rate note fair value hedges during 2006.

        Aon enters into exchange-traded futures and options to limit its net exposure to decreasing short-term interest rates, primarily relating to U.S. dollar and Euro denominated brokerage funds held on behalf of clients in the U.S., U.K., and Western Europe. These derivatives were not designated as a hedge and changes in their fair value were recorded in investment income in the consolidated statements of income.

        Aon enters into receive-fixed-pay-floating interest rate swaps which are designated as cash flow hedges of the interest rate risk of a portion of Aon's U.S. dollar denominated brokerage funds held on behalf of U.S. and U.K. clients and other U.S. and U.K. operating funds. Forecasted deposit balances are hedged up to a maximum of three years into the future. Changes in the fair value of the swaps are recorded in OCI and will be reclassified to earnings as an adjustment to investment income over the term of the swap. This hedge had no material ineffectiveness in 2006 or 2005.

Equity Price Risk Management

        Aon sells futures contracts and purchases options to reduce the price volatility of its equity securities portfolio and equity securities it owns indirectly through limited partnership investments. These derivatives were not designated as a hedge and changes in their fair value were recorded in investment income in the consolidated statements of income.

Unconsolidated SPEs Excluding PEPS I

        Certain of Aon's U.S., U.K., Canadian and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under Statement No. 140. These sales involve special purpose entities ("SPEs"), which are considered qualified special purpose entities ("QSPEs") according to Statement No. 140 and multi-seller, non-qualified bank commercial paper conduit SPEs ("Bank SPEs") that are variable interest entities according to FIN 46. Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        The Company has analyzed qualitative and quantitative factors related to Aon subsidiaries' interests in the Bank SPEs and has determined that these subsidiaries are not the sponsors of the Bank SPEs. Additionally, independent third parties (i) have made substantial equity investments in the Bank SPEs, (ii) have voting control of the Bank SPEs, and (iii) generally have the risks and rewards of ownership of the assets of the Bank SPEs.

        Thus, Aon has concluded that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46 given that the subsidiaries do not have significant variable interests.

        Through the securitization agreements, Aon, or one of its QSPEs, sells undivided interests in specified premium finance agreements to the Bank SPEs. The aggregate amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to a maximum of $1.8 billion and $1.9 billion at December 31, 2006 and 2005, respectively. The Bank SPEs had advanced $1.7 billion and $1.8 billion at December 31, 2006 and 2005, respectively. Additional advances are available as additional eligible premium finance agreements are sold to the Bank SPEs and collections (administered by Aon) on previously sold agreements reduce available advances.

        Aon records gains associated with the sale of receivables. When Aon calculates the gains, all fees related to this facility were included. The gains included in commissions and fees in the consolidated statements of income were $63 million, $65 million and $81 million for the years ended December 31, 2006, 2005 and 2004, respectively.

        Aon records at fair value the retained interest in the sold premium finance agreements, and reports it in insurance brokerage and consulting services receivables in the consolidated statements of financial position. Aon also retains servicing rights for sold agreements and earns servicing fee income over the servicing period. The servicing fees are included in the gain/loss calculation. At December 31, 2006 and 2005, the fair value of the servicing rights approximates the estimated costs to service the receivables and accordingly, Aon has not recorded any servicing assets or liabilities related to this servicing activity.

        Aon estimates fair value by discounting estimated future cash flows from the servicing rights and servicing costs using discount rates that approximate current market rates and expected future prepayment rates.

        The Bank SPEs bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves.

        All but the Australian facility require Aon to maintain consolidated net worth, as defined, of at least $2.5 billion, consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated net interest of at least 4 to 1 and consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

        Aon intends to renew the conduit facilities when they expire. If there were adverse bank, regulatory, tax or accounting rule changes, Aon's access to the conduit facilities and special purpose vehicles would be restricted. Following the appropriate accounting standards, these special purpose vehicles are not included in Aon's consolidated financial statements.

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

(millions) As of December 31	2006		2005

	Carrying Value	Fair Value	Carrying Value	Fair Value

Assets:
Fixed maturities and equity securities	$2,852	$2,852	$2,692	$2,692
Other investments	400	399	495	494
Cash, receivables and short-term investments	13,636	13,636	13,482	13,482
Derivatives	116	116	88	88
Liabilities:
Deposit-type insurance contracts	25	25	21	21
Short-term borrowings, premium payables and general expenses	11,695	11,695	11,016	11,016
Notes payable	2,243	2,561	2,105	2,442
Derivatives	87	87	91	91

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

        Guarantees associated with Aon's limited partnership securitization are disclosed in Note 7. Indemnities related to discontinued operations are disclosed in Note 6. Guarantees associated with respect to reinsurance recoverables associated with the sale of AWG are disclosed in Note 10.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $32 million for taxes and other business obligations to third parties. Amounts are accrued in the consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $12 million at December 31, 2006.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

15.   Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is allocated to various reporting units, which are either its operating segments or one reporting level below the operating segment. Goodwill is not amortized but is subject to impairment testing at least annually. The impairment testing requires Aon to compare the fair value of its reporting units to their carrying value to determine if there is potential impairment of goodwill. If the fair value of a reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill. Fair value is estimated based on various valuation approaches. In the fourth quarter 2006 and 2005, Aon completed its annual impairment review that affirmed there was no impairment as of October 1 (the annual evaluation date).

        When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2006 and 2005, respectively, are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total

Balance as of January 1, 2006	$3,753	$378	$11	$4,142
Goodwill acquired	124	1	—	125
Goodwill related to disposals	(11)	—	—	(11)
Foreign currency revaluation	276	—	—	276

Balance as of December 31, 2006	$4,142	$379	$11	$4,532

Balance as of January 1, 2005	$3,980	$375	$11	$4,366
Goodwill acquired	69	—	—	69
Income tax adjustments related to previous acquisitions	(14)	—	—	(14)
Goodwill related to disposals	(1)	—	—	(1)
Foreign currency revaluation	(281)	3	—	(278)

Balance as of December 31, 2005	$3,753	$378	$11	$4,142

        Other intangible assets are classified into three categories:

  •
  "Customer Related and Contract Based" include client lists as well as non-compete covenants;

  •
  "Present Value of Future Profits" represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

  •
  "Marketing, Technology and Other" are all other purchased intangibles not included in the preceding categories.

        Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total

As of December 31, 2006
Gross carrying amount	$232	$23	$245	$500
Accumulated amortization	203	21	129	353

Net carrying amount	$29	$2	$116	$147

As of December 31, 2005
Gross carrying amount	$208	$23	$175	$406
Accumulated amortization	175	19	101	295

Net carrying amount	$33	$4	$74	$111

        The cost of other intangible assets is being amortized over a range of 2 to 10 years, with a weighted average original life of 8 years. Amortization expense for intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $31 million, $25 million, $23 million, $18 million and $13 million, respectively.

        When impairment indicators arise, Aon assesses the recoverability of its intangible assets through an analysis of expected future cash flows.

16.   Contingencies

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

        As has been described in detail in Aon's previous financial filings, the Settlement Agreement required Aon to pay between 2005-2007 a total of $190 million into a fund (the "Fund") to be distributed to certain Eligible Policyholder clients and to implement certain business reforms. The Settlement Agreement set forth the procedures under which Aon mailed notices to its Eligible Policyholder clients and distributed the Fund to Participating Policyholder clients.

        Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states. As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999. In

March 2005 the Court gave preliminary approval to a nationwide class action settlement under which Aon agreed to pay a total of $38 million to its policyholders. The Court granted final approval to the settlement in March 2006. Parties that objected to the settlement have appealed.

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

        In February 2006, Lloyds announced that it had brought suit in London against Benfield and a subsidiary of Aon to recover alleged losses relating to these brokers' placement of insurance for Lloyds's New Central Fund. Lloyds alleges that its brokers did not fairly present the risk to reinsurers and thus that the brokers should be held liable for reinsurers' failure to pay Lloyds an amount that Lloyds claims is approximately £325 million ($639 million based on December 31, 2006 exchange rates). Aon disputes Lloyds's allegations, believes that it has meritorious defenses and intends to vigorously defend itself against Lloyds's claims. Possible losses in this action range from zero, if Aon prevails, to the £325 million Lloyd's claims.

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

17.   Segment Information

        Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting. Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying consolidated financial statements. Certain segment information in prior periods' consolidated financial statements has been reclassified to discontinued operations to reflect sold business.

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

        Consolidated revenue by geographic area is as follows:

(millions)	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

Years ended December 31
2006	$8,954	$4,185	$940	$1,384	$1,787	$658
2005	8,496	3,932	844	1,428	1,672	620
2004	8,607	4,116	763	1,491	1,644	593

        The Risk and Insurance Brokerage Services segment consists principally of Aon's retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, claims services and premium financing. During 2004, Aon sold essentially all of its claim services businesses.

        The operations of the Consulting segment provide a broad range of consulting services. These services are delivered predominantly to corporate clientele utilizing seven practice areas: employee benefits, compensation, management consulting, communications, strategic human resource consulting, financial advisory and litigation consulting and human resource outsourcing.

        The Insurance Underwriting segment provides specialty insurance products including accident, health and life insurance coverage through several distribution networks, most of which are directly owned by Aon's subsidiaries, as well as select property and casualty insurance products. We have ceased writing property and casualty business and have placed the remaining lines of business into runoff.

        Revenue by subsegment is as follows:

(millions) Years ended December 31	2006	2005	2004

Risk management and insurance brokerage:
Americas	$2,319	$2,139	$2,038
United Kingdom	732	792	808
Europe, Middle East & Africa	1,177	1,150	1,123
Asia Pacific	478	441	426
Reinsurance brokerage and related services	922	845	861
Claims services	—	—	212

Total Risk and Insurance Brokerage Services	5,628	5,367	5,468
Consulting services	989	981	949
Outsourcing	293	274	298

Total Consulting	1,282	1,255	1,247
Accident & health and life	2,005	1,805	1,721
Property & casualty	41	70	127

Total Insurance Underwriting	2,046	1,875	1,848
Intersegment revenues	(59)	(46)	(58)

Total operating segments	8,897	8,451	8,505
Unallocated income	57	45	102

Total revenue	$8,954	$8,496	$8,607

        Selected information for Aon's operating segments is as follows:

	Risk and Insurance Brokerage Services
				Consulting			Insurance Underwriting
(millions) Years ended December 31
	2006	2005	2004	2006	2005	2004	2006	2005	2004

		As Restated (1)	As Restated (1)		As Restated (1)	As Restated (1)		As Restated (1)	As Restated (1)
Revenue by geographic area:
United States	$2,133	$1,982	$2,122	$708	$730	$754	$1,397	$1,267	$1,226
Americas, other than U.S.	586	530	495	113	100	91	212	189	167
United Kingdom	946	1,021	1,056	228	206	213	202	194	215
Europe, Middle East & Africa	1,439	1,344	1,319	197	186	162	143	134	155
Asia Pacific	524	490	476	36	33	27	92	91	85

Total revenues (2)	5,628	5,367	5,468	1,282	1,255	1,247	2,046	1,875	1,848
General expenses (2) (3) (4)	4,784	4,661	4,753	1,162	1,144	1,115	767	738	727
Benefits to policyholders	—	—	—	—	—	—	1,142	952	940
Provision for New York and other state settlements	3	4	153	—	1	27	—	—	—

Total expenses	4,787	4,665	4,906	1,162	1,145	1,142	1,909	1,690	1,667

Income before income tax	$841	$702	$562	$120	$110	$105	$137	$185	$181

Identifiable assets at December 31	$12,869	$12,500	$13,166	$348	$319	$333	$3,327	$3,775	$3,692

(1)
See Note 2, "Restatement of Consolidated Financial Statements".

(2)
Excludes the elimination of intersegment revenues and expenses of $59 million, $46 million and $58 million for 2006, 2005 and 2004, respectively.

(3)
Insurance underwriting general expenses include amortization of deferred acquisition costs of $136 million, $135 million and $151 million in 2006, 2005 and 2004, respectively.

(4)
Includes depreciation and amortization expense.

        Unallocated income consists of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities. These assets may include non-income producing equities, valuation changes in limited partnership investments and income and losses on disposals of essentially all securities, including those pertaining to assets maintained by the operating segments.

        Unallocated expenses include administrative costs not attributable to the operating segments such as corporate governance costs.

        A reconciliation of segment income before tax to income from continuing operations before provision for income tax is as follows:

(millions) Years ended December 31	2006	2005	2004

		As Restated (1)	As Restated (1)

Risk and Insurance Brokerage Services	$841	$702	$562
Consulting	120	110	105
Insurance Underwriting	137	185	181

Segment income before income tax	1,098	997	848
Unallocated income	57	45	102
Unallocated expenses	(106)	(109)	(81)
Interest expense	(129)	(125)	(136)

Income from continuing operations before provision for income tax	$920	$808	$733

(1)
See Note 2, "Restatement of Consolidated Financial Statements".

        Selected information for Aon's investment income is as follows:

(millions) Years ended December 31	2006	2005	2004

Risk and Insurance Brokerage Services (primarily short-term investments)	$196	$129	$80
Consulting (primarily short-term investments)	5	4	3
Insurance Underwriting (primarily fixed maturities)	101	93	89
Unallocated (primarily equity and other investments and limited partnerships)	57	45	102

Total investment income	$359	$271	$274

18.   Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2006 and 2005 are as follows (in millions, except per share data):

(millions except per share data)	1Q	2Q	3Q	4Q	2006

INCOME STATEMENT DATA
Commissions and fees	$1,612	$1,651	$1,589	$1,825	$6,677
Premiums and other	464	472	487	495	1,918
Investment income	89	85	92	93	359

Total revenue	$2,165	$2,208	$2,168	$2,413	$8,954

Income from continuing operations	$173	$175	$90	$188	$626
Income from discontinued operations	24	18	16	35	93
Cumulative effect of change in accounting principle, net of tax (1)	1	—	—	—	1

Net income	$198	$193	$106	$223	$720

PER SHARE DATA
Diluted:
Income from continuing operations	$0.50	$0.52	$0.27	$0.57	$1.86
Income from discontinued operations	0.07	0.05	0.05	0.10	0.27
Cumulative effect of change in accounting principle (1)	—	—	—	—	—

Net income	$0.57	$0.57	$0.32	$0.67	$2.13

Basic:
Income from continuing operations	$0.54	$0.54	$0.29	$0.61	$1.98
Income from discontinued operations	0.07	0.06	0.05	0.11	0.29
Cumulative effect of change in accounting principle (1)	—	—	—	—	—

Net income	$0.61	$0.60	$0.34	$0.72	$2.27

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	16.71	17.20	17.40	17.42	17.42
Price range	42.16-33.45	42.76-32.94	35.30-31.01	37.11-33.07	42.76-31.01
Shares outstanding	318.7	314.5	309.7	299.6	299.6
Average monthly trading volume	28.4	30.6	21.5	22.8	25.8

(1)
Adoption of FASB statement No. 123(R), "Share-Based Payments," effective January 1, 2006, net of tax.

(millions except per share data)	1Q	2Q	3Q	4Q	2005

	As Restated(2)	As Restated(2)	As Restated(2)	As Restated(2)	As Restated(2)
INCOME STATEMENT DATA
Commissions and fees	$1,623	$1,606	$1,527	$1,710	$6,466
Premiums and other	439	432	436	452	1,759
Investment income	76	55	55	85	271

Total revenue	$2,138	$2,093	$2,018	$2,247	$8,496

Income from continuing operations	$185	$185	$97	$101	$568
Income from discontinued operations	15	5	25	122	167

Net Income	$200	$190	$122	$223	$735

PER SHARE DATA
Diluted:
Income from continuing operations	$0.55	$0.56	$0.29	$0.30	$1.68
Income from discontinued operations	0.04	0.01	0.07	0.35	0.49

Net income	$0.59	$0.57	$0.36	$0.65	$2.17

Basic:
Income from continuing operations	$0.57	$0.57	$0.29	$0.31	$1.75
Income from discontinued operations	0.05	0.02	0.08	0.38	0.52

Net income	$0.62	$0.59	$0.37	$0.69	$2.27

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	16.24	16.54	16.71	16.56	16.56
Price range	25.44-21.35	26.10-20.65	32.87-24.90	37.14-30.62	37.14-20.65
Shares outstanding	317.8	318.5	320.0	321.2	321.2
Average monthly trading volume	24.5	25.6	25.7	27.7	25.9

(2)
See Note 2 "Restatement of Consolidated Financial Statements"

        2005 Statements of Income have been restated to record the impact of the increased stock compensation expense discussed in Note 2, "Restatement of Consolidated Financial Statements." The following table reconciles the as reported, adjustments, as restated, reclassification (for discontinued operations) and as presented quarterly Statements of Income for 2005 (in millions, except per share data).

	First Quarter					Second Quarter
	As Reported	Adjust- ments	As Restated	Reclass- ifications	As Presented	As Reported	Adjust- ments	As Restated	Reclass- ifications	As Presented

Revenue
Commissions and fees	$1,675	$—	$1,675	$(52)	$1,623	$1,664	$—	$1,664	$(58)	$1,606
Premiums and other	698	—	698	(259)	439	718	—	718	(286)	432
Investment income	91	—	91	(15)	76	74	—	74	(19)	55

Total revenue	2,464	—	2,464	(326)	2,138	2,456	—	2,456	(363)	2,093

Expenses
General expenses	1,659	—	1,659	(148)	1,511	1,711	1	1,712	(173)	1,539
Benefits to policyholders	393	—	393	(152)	241	381	—	381	(154)	227
Depreciation and amortization	67	—	67	(5)	62	62	—	62	(3)	59
Interest expense	34	—	34	—	34	31	—	31	—	31
Provision for New York and other state settlements	1	—	1	—	1	2	—	2	—	2

Total expenses	2,154	—	2,154	(305)	1,849	2,187	1	2,188	(330)	1,858

Income from continuing operations before income tax	310	—	310	(21)	289	269	(1)	268	(33)	235
Provision for income tax	112	—	112	(8)	104	89	—	89	(39)	50

Income from continuing operations	198	—	198	(13)	185	180	(1)	179	6	185

Discontinued operations
Income from discontinued operations	3	—	3	21	24	20	—	20	33	53
Income tax benefit	1	—	1	8	9	9	—	9	39	48

Income from discontinued operations, net of tax	2	—	2	13	15	11	—	11	(6)	5

Net income	$200	$—	$200	$—	$200	$191	$(1)	$190	$—	$190

Preferred stock dividends	(1)	—	(1)		(1)	—	—	—	—

Net income available for common stockholders	$199	$—	$199	$—	$199	$191	$(1)	$190	$—	$190

Basic net income per share
Continuing operations	$0.61	$—	$0.61	$(0.04)	$0.57	$0.56	$—	$0.56	$0.01	$0.57
Discontinued operations	0.01	—	0.01	0.04	0.05	0.03	—	0.03	(0.01)	0.02

Net income	$0.62	$—	$0.62	$—	$0.62	$0.59	$—	$0.59	$—	$0.59

Diluted net income per share
Continuing operations	$0.58	$—	$0.58	$(0.03)	$0.55	$0.54	$—	$0.54	$0.02	$0.56
Discontinued operations	0.01	—	0.01	0.03	0.04	0.03	—	0.03	(0.02)	0.01

Net income	$0.59	$—	$0.59	$—	$0.59	$0.57	$—	$0.57	$—	$0.57

	Third Quarter					Fourth Quarter
(millions except per share data)	As Reported	Adjust- ments	As Restated	Reclass- ifications	As Presented	As Reported	Adjust- ments	As Restated	Reclass- ifications	As Presented

Revenue
Commissions and fees	$1,582	$—	$1,582	$(55)	$1,527	$1,725	$—	$1,725	$(15)	$1,710
Premiums and other	732	—	732	(296)	436	700	—	700	(248)	452
Investment income	73	—	73	(18)	55	105	—	105	(20)	85

Total revenue	2,387	—	2,387	(369)	2,018	2,530	—	2,530	(283)	2,247

Expenses
General expenses	1,695	—	1,695	(168)	1,527	1,849	2	1,851	(82)	1,769
Benefits to policyholders	402	—	402	(162)	240	375	—	375	(131)	244
Depreciation and amortization	80	—	80	(3)	77	68	—	68	(6)	62
Interest expense	29	—	29	—	29	31	—	31	—	31
Provision for New York and other state settlements	1	—	1	—	1	1	—	1	—	1

Total expenses	2,207	—	2,207	(333)	1,874	2,324	2	2,326	(219)	2,107

Income from continuing operations before income tax	180	—	180	(36)	144	206	(2)	204	(64)	140
Provision for income tax	60	—	60	(13)	47	62	(1)	61	(22)	39

Income from continuing operations	120	—	120	(23)	97	144	(1)	143	(42)	101

Discontinued operations
Income from discontinued operations	3	—	3	36	39	204	—	204	64	268
Income tax benefit	1	—	1	13	14	124	—	124	22	146

Income from discontinued operations, net of tax	2	—	2	23	25	80	—	80	42	122

Net income	$122	$—	$122	$—	$122	$224	$(1)	$223	$—	$223

Preferred stock dividends	(1)	—	(1)		(1)	—	—	—	—

Net income available for common stockholders	$121	$—	$121	$—	$121	$224	$(1)	$223	$—	$223

Basic net income per share
Continuing operations	$0.36	$—	$0.36	$(0.07)	$0.29	$0.44	$—	$0.44	$(0.13)	$0.31
Discontinued operations	0.01	—	0.01	0.07	0.08	0.25	—	0.25	0.13	0.38

Net income	$0.37	$—	$0.37	$—	$0.37	$0.69	$—	$0.69	$—	$0.69

Diluted net income per share
Continuing operations	$0.35	$—	$0.35	$(0.06)	$0.29	$0.42	$—	$0.42	$(0.12)	$0.30
Discontinued operations	0.01	—	0.01	0.06	0.07	0.23	—	0.23	0.12	0.35

Net income	$0.36	$—	$0.36	$—	$0.36	$0.65	$—	$0.65	$—	$0.65

        2005 quarterly Statements of Financial Position, before reclassifications for discontinued operations held for sale in 2006 have been restated to record the impact of the increased stock compensation expense discussed in Note 2 "Restatement of Financial Statements." The following table reconciles the as reported, adjustments and as restated quarterly Statements of Financial Position for 2005 (in millions):

	As of March 31, 2005			As of June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

ASSETS
Investments
Fixed maturities at fair value	$3,783	$—	$3,783	$3,890	$—	$3,890
Equity securities at fair value	38	—	38	35	—	35
Short-term investments	4,798	—	4,798	4,161	—	4,161
Other investments	507	—	507	509	—	509

Total investments	9,126	—	9,126	8,595	—	8,595

Cash	526	—	526	419	—	419
Receivables
Risk and insurance brokerage services and consulting	8,029	—	8,029	7,902	—	7,902
Other receivables	1,601	—	1,601	1,668	—	1,668

Total receivables	9,630	—	9,630	9,570	—	9,570

Deferred Policy Acquisition Costs	1,135	—	1,135	1,127	—	1,127
Goodwill	4,644	—	4,644	4,444	—	4,444
Other Intangible Assets	134	—	134	128	—	128
Property and Equipment, net	622	—	622	585	—	585
Other Assets	2,748	17	2,765	3,022	16	3,038

TOTAL ASSETS	$28,565	$17	$28,582	$27,890	$16	$27,906

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance Premiums Payable	$10,209	$—	$10,209	$9,705	$—	$9,705
Policy Liabilities
Future policy benefits	1,528	—	1,528	1,597	—	1,597
Policy and contract claims	1,892	—	1,892	1,878	—	1,878
Unearned and advance premiums and contract fees	2,972	—	2,972	2,963	—	2,963
Other policyholder funds	18	—	18	19	—	19

Total Policy Liabilities	6,410	—	6,410	6,457	—	6,457
General Liabilities
General expenses	1,436	—	1,436	1,224	—	1,224
Short-term borrowings	2	—	2	22	—	22
Notes payable	2,085	—	2,085	1,830	—	1,830
Pension, post-employment and post-retirement liabilities	1,560	—	1,560	1,582	—	1,582
Other liabilities	1,669	—	1,669	1,769	—	1,769

TOTAL LIABILITIES	23,371	—	23,371	22,589	—	22,589
Commitments and Contingent Liabilities
Redeemable Preferred Stock	50	—	50	50	—	50
Stockholders' Equity
Common stock—$1 par value	340	—	340	341	—	341
Additional paid-in capital	2,448	54	2,502	2,467	54	2,521
Accumulated other comprehensive loss	(816)	—	(816)	(877)	—	(877)
Retained earnings	4,182	(37)	4,145	4,325	(38)	4,287
Less—Treasury stock at cost	(783)	—	(783)	(783)	—	(783)
Deferred compensation	(227)	—	(227)	(222)	—	(222)

TOTAL STOCKHOLDERS' EQUITY	5,144	17	5,161	5,251	16	5,267

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,565	$17	$28,582	$27,890	$16	$27,906

	As of September 30, 2005
	As Reported	Adjustments	As Restated

ASSETS
Investments
Fixed maturities at fair value	$4,150	$—	$4,150
Equity securities at fair value	36	—	36
Short-term investments	4,088	—	4,088
Other investments	506	—	506

Total investments	8,780	—	8,780

Cash	433	—	433
Receivables
Risk and insurance brokerage services and consulting	7,181	—	7,181
Other receivables	1,676	—	1,676

Total receivables	8,857	—	8,857

Deferred Policy Acquisition Costs	1,110	—	1,110
Goodwill	4,428	—	4,428
Other Intangible Assets	118	—	118
Property and Equipment, net	552	—	552
Other Assets	2,937	16	2,953

TOTAL ASSETS	$27,215	$16	$27,231

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance Premiums Payable	$8,997	$—	$8,997
Policy Liabilities
Future policy benefits	1,643	—	1,643
Policy and contract claims	1,902	—	1,902
Unearned and advance premiums and contract fees	2,893	—	2,893
Other policyholder funds	20	—	20

Total Policy Liabilities	6,458	—	6,458
General Liabilities
General expenses	1,394	—	1,394
Short-term borrowings	41	—	41
Notes payable	1,846	—	1,846
Pension, post-employment and post-retirement liabilities	1,503	—	1,503
Other liabilities	1,647	—	1,647

TOTAL LIABILITIES	21,886	—	21,886
Stockholders' Equity
Common stock—$1 par value	342	—	342
Paid-in additional capital	2,528	54	2,582
Accumulated other comprehensive loss	(913)	—	(913)
Retained earnings	4,397	(38)	4,359
Less—Treasury stock at cost	(783)	—	(783)
Deferred compensation	(242)	—	(242)

TOTAL STOCKHOLDERS' EQUITY	5,329	16	5,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$27,215	$16	$27,231

See the accompanying notes to the condensed consolidated financial statements.

SCHEDULE I

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF FINANCIAL POSITION

	As of December 31
(millions)	2006	2005
		As Restated(1)
ASSETS
Investments in subsidiaries	$5,925	$6,756
Other investments	317	135
Notes receivable — subsidiaries	40	23
Cash and cash equivalents	994	837
Other assets	199	192

Total Assets	$7,475	$7,943

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated debt	$726	$726
Notes payable — subsidiaries	390	703
3.5% long-term debt securities	297	297
6.2% long-term debt securities	250	250
7.375% long-term debt securities	224	224
Accrued expenses and other liabilities	370	426

Total Liabilities	2,257	2,626

STOCKHOLDERS' EQUITY
Common stock	347	344
Additional paid-in capital	2,583	2,405
Accumulated other comprehensive loss	(1,010)	(1,155)
Retained earnings	4,992	4,531
Less treasury stock at cost	(1,694)	(808)

Total Stockholders' Equity	5,218	5,317

Total Liabilities and Stockholders' Equity	$7,475	$7,943

(1)
See Note 2 "Restatement of Consolidated Financial Statements" in Aon's Notes to Consolidated Financial Statements

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
(millions)	2006	2005	2004
		As Restated(1)	As Restated(1)
REVENUE
Dividends from subsidiaries	$1,139	$915	$320
Other investment income	31	21	20

Total Revenue	1,170	936	340

EXPENSES
Operating and administrative	4	12	1
Interest — subsidiaries	31	26	19
Interest — other	104	111	130

Total Expenses	139	149	150

INCOME BEFORE INCOME TAXES AND EQUITY IN
UNDISTRIBUTED INCOME OF SUBSIDIARIES	1,031	787	190
Income tax benefit	43	51	52

	1,074	838	242
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	(354)	(103)	301

NET INCOME	$720	$735	$543

(1)
See Note 2 "Restatement of Consolidated Financial Statements" in Aon's Notes to Consolidated Financial Statements

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(millions)	2006	2005	2004
		As Restated(1)	As Restated(1)
Cash Flows From Operating Activities	$855	$929	$185
Cash Flows From Investing Activities:
Investments in subsidiaries	701	93	151
Other investments	(41)	(5)	(6)
Notes receivables from subsidiaries	(14)	39	306

Cash Provided by Investing Activities	646	127	451

Cash Flows From Financing Activities:
Treasury stock transactions — net	(966)	(25)	—
Issuance of common stock	50	76	23
Redemption of preferred stock	—	(50)	—
Issuance of notes payable and long-term debt	1	—	—
Repayment of notes payable and long-term debt	—	(250)	(305)
Notes payable to subsidiaries	(240)	(25)	(42)
Cash dividends to stockholders	(189)	(193)	(192)

Cash Used by Financing Activities	(1,344)	(467)	(516)

Increase in Cash and Cash Equivalents	157	589	120
Cash and Cash Equivalents at Beginning of Year	837	248	128

Cash and Cash Equivalents at End of Year	$994	$837	$248

(1)
See Note 2 "Restatement of Consolidated Financial Statements" in Aon's Notes to Consolidated Financial Statements

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
See notes to consolidated financial statements included in Item 15(a).

(2)
Investments in subsidiaries include approximately $3.0 billion invested in countries outside of the U.S., primarily denominated in the British Pound, the Euro, the Canadian dollar and the Australian dollar.

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

  A bank provides overdraft facilities for certain of Aon's foreign subsidiaries. Aon has guaranteed repayment of these facilities in the unlikely event that the foreign subsidiaries are unable to repay. Aon has also issued guarantees and/or other letters of support for various bank lines and various other credit facilities for certain of its foreign operations (including the Euro credit facility discussed in Note 8 to the consolidated financial statements). Aon's maximum potential liability with regard to these exposures was $403 million at December 31, 2006.

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

SCHEDULE II

Aon Corporation and Subsidiaries
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005, and 2004

(millions)		Additions
Description	Balance at beginning of year	Charged to cost and expenses	Charged/ (credited) to other accounts (2)	Deductions (1)	Balance at end of year
Year ended December 31, 2006
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables)	$85	$13	$5	$(15)	$88
Allowance for doubtful accounts (deducted from premiums and other) (3)	—	5	—	—	5
Year ended December 31, 2005
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables)	$92	$17	$(8)	$(16)	$85
Allowance for doubtful accounts (deducted from premiums and other) (3)	90	—	—	(90)	—
Year ended December 31, 2004
Allowance for doubtful accounts (deducted from insurance brokerage and consulting receivables)	$83	$29	$1	$(21)	$92
Allowance for doubtful accounts (deducted from premiums and other) (3)	90	—	—	—	90

(1)
Amounts deemed to be uncollectible.

(2)
Amounts primarily represent changes due to foreign exchange.

(3)
Amounts for all years have been restated to reflect the transfer of the assets of AWG to assets held-for-sale.

SCHEDULE II.1

Aon Corporation and Subsidiaries
CONSOLIDATED SUMMARY OF INVESTMENTS—
OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2006

(millions)	Amortized Cost or Cost	Fair Value	Amount Shown in Statement of Financial Position
Fixed maturities — available for sale:
U.S. government and agencies	$274	$269	$269
States and political subdivisions	2	2	2
Debt securities of foreign governments not classified as loans	1,234	1,216	1,216
Corporate securities	879	859	859
Public utilities	82	81	81
Mortgage-backed and asset-backed securities	368	363	363

Total fixed maturities	2,839	2,790	2,790

Equity securities — available for sale:
Common stocks — Industrial, miscellaneous and all other	65	61	61
Non-redeemable preferred stocks	1	1	1

Total equity securities	66	62	62

Policy loans	56		56
Other long-term investments (1)
PEPS I preferred stock	210		210
Other	134		134

Total other long-term investments	344		344

Total other investments	400		400
Short-term investments	4,323		4,323

TOTAL INVESTMENTS	$7,628		$7,575

(1)
Cost for investments accounted for on the equity method represents original cost adjusted for equity method earnings and other-than-temporary impairment losses, if any.

SCHEDULE II.2

Aon Corporation and Subsidiaries
REINSURANCE (1)

	Year Ended December 31, 2006
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$9,385	$4,477	$1,575	$6,483	24%

Premiums
Life Insurance	$83	$2	$—	$81	—
A&H Insurance	2,012	221	12	1,803	1%
Property & Casualty	208	202	28	34	82%

Total premiums	$2,303	$425	$40	$1,918	2%

	Year Ended December 31, 2005
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$10,520	$9,120	$4,798	$6,198	77%

Premiums
Life Insurance	$92	$2	$—	$90	—
A&H Insurance	1,763	197	40	1,606	2%
Property & Casualty	412	406	57	63	90%

Total premiums	$2,267	$605	$97	$1,759	6%

	Year Ended December 31, 2004
(millions)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance in force	$10,741	$9,713	$5,064	$6,092	83%

Premiums
Life Insurance	$103	$17	$—	$86	—
A&H Insurance	1,700	249	83	1,534	5%
Property & Casualty	575	536	83	122	68%

Total premiums	$2,378	$802	$166	$1,742	10%

(1)
Prior years' amounts have been restated to conform to the 2006 presentation.

SCHEDULE II.3

Aon Corporation and Subsidiaries
SUPPLEMENTARY INSURANCE INFORMATION

(millions)	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums and other policyholders' funds	Premium revenue	Net investment income (1)	Commissions, fees and other	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses(4)	Premiums written (3)

Year ended December 31, 2006
Risk and insurance brokerage services	$—	$—	$—	$—	$196	$5,432	$—	$—	$4,787	$—
Consulting	—	—	—	—	5	1,277	—	—	1,162	—
Insurance underwriting	541	2,440	409	1,918	101	27	1,142	136	631	1,500
Unallocated income & expense	—	—	—	—	57	—	—	—	235	—
Intersegment elimination	—	—	—	—	—	(59)	—	—	(59)	—

Total	$541	$2,440	$409	$1,918	$359	$6,677	$1,142	$136	$6,756	$1,500

Year ended December 31, 2005 (2)
Risk and insurance brokerage services	$—	$—	$—	$—	$129	$5,238	$—	$—	$4,665	$—
Consulting	—	—	—	—	4	1,251	—	—	1,145	—
Insurance underwriting	498	3,121	380	1,759	93	23	952	135	603	1,489
Unallocated income & expense	—	—	—	—	45	—	—	—	234	—
Intersegment elimination	—	—	—	—	—	(46)	—	—	(46)	—

Total	$498	$3,121	$380	$1,759	$271	$6,466	$952	$135	$6,601	$1,489

Year ended December 31, 2004 (2)
Risk and insurance brokerage services	$—	$—	$—	$—	$80	$5,388	$—	$—	$4,906	$—
Consulting	—	—	—	—	3	1,244	—	—	1,142	—
Insurance underwriting	536	3,032	380	1,742	89	17	940	151	576	1,565
Unallocated income & expense	—	—	—	—	102	—	—	—	217	—
Intersegment elimination	—	—	—	—	—	(58)	—	—	(58)	—

Total	$536	$3,032	$380	$1,742	$274	$6,591	$940	$151	$6,783	$1,565

(1)
The above results reflect allocations of investment income and certain expense elements considered reasonable under the circumstances.

        Results include income (loss) on disposals of investments and other-than-temporary impairments.

(2)
Certain prior years' amounts have been reclassified to conform to the 2006 presentation.

(3)
Net of reinsurance ceded.

(4)
See Note 2 "Restatement of Consolidated Financial Statements" in Aon's Notes to Consolidated Financial Statements.

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

        Based on their evaluation as of December 31, 2006, the principal executive officer and principal financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

        During the quarter ended December 31, 2006, there were no significant changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Audit Committee Review of Stock Option Grant Practices and Restatement

        As discussed in the Explanatory Note Regarding Restatement Related to Stock Option Expense preceding Part I of this Form 10-K, on February 8, 2007, we announced that the Audit Committee of Aon's board had undertaken a review of stock option grants. The Audit Committee engaged a national law firm, which engaged a national public accounting firm (together, the "Audit Committee Team") to commence a full review of the Company's past stock option granting practices for 1994 through 2006. As a result of that review, management and the Audit Committee determined that incorrect measurement dates were used for financial accounting purposes for certain stock option grants. Therefore, the Company has recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and the Company is restating previously filed financial statements in this Form 10-K.

        The Audit Committee Team determined that the Company's use of "delegated" grants to award stock options prior to 2001 resulted in the use of incorrect measurement dates for accounting purposes and, during such period, the Company's procedures for granting, accounting, and reporting of stock option grants did not include sufficient internal controls to prevent such errors. In addition, the Audit Committee Team found that administrative errors resulted in the use of incorrect measurement dates for certain stock options awarded between 1994 and 2006; however, such administrative errors in 2004 and later years were rare and, like the administrative errors occurring prior to 2004, required inconsequential accounting adjustments.

        Although we have restated our Consolidated Financial Statements for the years ended December 31, 2005 and 2004 and the notes thereto, as well as Selected Financial Data for the years ended December 31, 2005, 2004, 2003 and 2002, we believe that our controls and procedures relating to our past stock option granting practices did not represent a material weakness in our controls and procedures as of December 31, 2006. In the years since 2000 we have implemented improvements to our stock option granting process that include obtaining and properly documenting the approval of stock option grants. Controls have been strengthened in a number of ways, including eliminating the practice of using "delegated grants" as explained above; staffing and training changes in the stock compensation administration area; improved communication among finance, law and human resources; and enhanced review and reconciliation procedures.

Internal Control Over Financial Reporting

        Information regarding management's report in the Registrant's Internal Control Over Financial Reporting, and the report of the Registrant's independent registered public accounting firm related to management's assessment of the effectiveness of internal control over financial reporting is set forth in Part II, Item 8 of this Report and is incorporated by reference herein.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Election of Directors" in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 18, 2007 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth following Item 4 in Part I of this Form 10-K and is incorporated herein by reference. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.    Executive Compensation.

        Information relating to director and executive officer compensation is set forth under the headings "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Grants of Plan Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Option Exercises and Stock Vested," "Pension Benefits," "Nonqualified Deferred Compensation," and "Potential Payments on Termination or Change-in-Control" of the Proxy Statement, and all such information is incorporated herein by reference from the Proxy Statement.

        The material incorporated herein by reference to the information set forth under the heading "Compensation Committee Report" in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that it is specifically incorporated by reference by the Company.

        Information relating to compensation committee interlocks and insider participation is incorporated by reference to the information under the heading "Board of Directors and Committees in the Proxy Statement."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	50,972,672	(1),(2)	$29.70	(3)	8,454,559	(4)
Equity compensation plans not approved by security holders (5)	2,099,152		$—	(6)	—	(7)
Total	52,640,311		$29.70	(6)	8,454,559

(1)
This amount includes the following:

•
33,217,109 shares that may be issued in connection with outstanding stock options;

•
12,972,697 shares that may be issued in connection with stock awards;

•
412,244 shares that may be issued in connection with directors' compensation;

•
1,289,420 shares that may be issued in connection with deferred stock awards;

•
27,508 shares that may be issued in connection with deferred stock options;

•
1,177,697 shares that may be issued to satisfy obligations under the Aon Deferred Compensation Plan;

•
1,444,484 shares (assuming a maximum payout) that may be issued in connection with the settlement of performance share units; and

•
431,513 shares that may be issued in connection with outstanding options and restricted stock unit awards granted to former employees of Aon whose employment terminated in connection with the sale of Aon Warranty Group in November 2006.

(2)
On November 1, 2002, the Aon Deferred Compensation plan was amended to discontinue the distribution of shares with respect to deferrals after November 1, 2002 from the plan. As of December 31, 2006, based on a stock price of $35.34, the maximum number of shares that could be issued under the plan was 1,777,697.

(3)
Indicates weighted average exercise price of 33,217,109 outstanding options under the Aon Stock Incentive Plan.

(4)
The total number of shares of stock authorized for issuance in connection with awards under the Aon Stock Incentive Plan and any pre-existing plans is 18% of total outstanding common shares. As of December 31, 2006, 6,359,074 shares remained according to such calculation. The amount shown in column (c) also includes 2,095,485 shares available for future issuance under the Aon Employee Stock Purchase Plan, including 109,555 shares subject to outstanding options for which the purchase period has not expired. Permissible awards under the Aon Stock Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, including awards the vesting, granting or settlement of which is contingent upon the achievement of specified performance goals, called "performance awards."

(5)
Below are the material features of our equity compensation plans that have not been approved by stockholders:

Aon UK Sharesave Scheme

The Aon UK Sharesave Scheme (the "UK Scheme") is available solely to employees in the United Kingdom. Under the UK Scheme, employees authorize Aon to deduct a specified amount from compensation each pay period for deposit into a savings account for a three-year term. If a participant's deductions continue through the last day of the term, the participant is credited with a tax-free cash bonus equal to 1.4 times the monthly payroll deduction. Participants may cease participation in the UK Scheme at any time. Participants are also granted options at the beginning of each savings period and may direct Aon to purchase or issue shares of Aon common stock at a price equal to 85% of the market value at the beginning of the period, utilizing the accumulated amounts in their account. Options may be exercised generally within six months after the last day of the term, or after death, injury, disability, redundancy or retirement. If a participant ceases to be employed by Aon for other reasons, or declines to purchase Aon common stock during any of the available purchase periods, the participant's right to purchase shares of Aon common stock or accumulate additional payroll deductions lapses. The UK Scheme was approved by the Board of Directors in 1999. No specific authorization of shares of Aon common stock for the UK Scheme has been made. As of December 31, 2006, the number of shares that could be issued under the plan was 315,141.

Employee Stock Purchase Plan (The Netherlands)

The Netherlands Employee Stock Purchase Plan provides employees of Aon and participating subsidiaries in the Netherlands the opportunity to purchase Aon common stock at a 15% discount. Contributions to this plan are made through payroll deductions. The maximum amount is not more than 15% of gross annual income with a maximum of U.S. $10,000. As of December 31, 2006, the number of shares that could be issued under the plan was 677 shares.

Aon Supplemental Savings Plan

The Aon Supplemental Savings Plan (the "Supplemental Plan") was adopted by the Board of Directors (the "Board") in 1998. It is a nonqualified supplemental retirement plan that provides benefits to participants in the Aon Savings Plan (the "ASP") whose employer matching contributions are limited because of IRS-imposed restrictions. Prior to January 1, 2004, participants covered under the Supplemental Plan were credited with an additional matching allocation they would have received under the former ASP provisions—100% of the first 1% to 3% of compensation ("Tier 1") and 75% of the next 4% to 6% of compensation ("Tier 2")—had compensation up to $500,000 been considered. Between January 1, 2004 and December 31, 2005, only participants defined as employees of Aon Consulting's Human Resource Outsourcing Group maintained the matching provision in the Supplemental Plan. Participants may elect to have Tier I allocations credited to their accounts as if invested in a money market account or as if invested in Aon common stock. Tier I allocations directed to an Aon common stock account may not be moved to the money market account, regardless of the participant's age. As of January 1, 2006, no participants are eligible for Tier I or Tier II matching allocations. Before the beginning of each plan year, an election may be made by any participant to transfer some or all of a participant's money market account to the Aon common stock account. All amounts credited to the Aon common stock account are credited with dividends and other investment returns as under the ASP fund.

Effective January 1, 2004, a new Supplemental Plan provision went into effect whereby employees hired January 1, 2004 and later are immediately eligible for benefits on plan compensation above the IRS limits (and up to $500,000) under the Aon Retirement Account (the "ARA") provision of the ASP. The ARA replaces benefits that would have been instead provided under the Aon Pension Plan had it not been frozen to new entrants (those generally hired after December 31, 2003). Benefits are in the form of a discretionary non-contributory company contribution made to eligible employees active at the end of the plan year with 1,000 or more hours of paid service. The Supplemental Plan ARA allocation is calculated using the same formula that the Board determines for the ASP ARA. The Supplemental Plan ARA allocation and account balances will track the same investment options as selected by the participant under the ASP including the Aon common stock option. However, like the ASP provision, there are no transfer restrictions.

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

Awards to Gregory C. Case Pursuant to Employment Agreement

Pursuant to the Employment Agreement between Gregory C. Case and Aon, dated April 4, 2005, the terms of which are described in the Proxy Statement, Mr. Case was granted certain equity compensation awards outside of the Stock Incentive Plan as inducement for his employment with Aon. Those awards consisted of 125,000 restricted stock units and an option to purchase 325,000 shares of Aon common stock, for a total of 450,000 shares.

(6)
The weighted-average exercise price of such shares is uncertain and is not included in this column.

(7)
None of these equity compensation plans contain a limit on the number of shares that may be issued under such plans; however, these plans are subject to the limitations set forth in the descriptions of these plans contained in footnote 5 above.

Information relating to the security owner ownership of certain beneficial owners of Aon's common stock is set forth under the headings "Principal Holders of Voting Securities" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and all such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        Aon hereby incorporates by reference the information under the headings "Corporate Governance — Director Independence" and "Certain Relationships and Related Transactions" in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item is included under the caption "Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
(1) and (2). The following documents have been included in Part II, Item 8.

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control Over Financial Reporting
  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position — As of December 31, 2006 and 2005
  Consolidated Statements of Income — Years Ended December 31, 2006, 2005 and 2004
  Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004
  Consolidated Statements of Stockholders' Equity — Years Ended December 31, 2006, 2005 and 2004
  Notes to Consolidated Financial Statements
  Quarterly Financial Data

        Financial statement schedules of the Registrant and consolidated subsidiaries filed herewith:

  Consolidated Financial Statement Schedules —

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

        The following supplementary schedules have been provided for the Registrant and consolidated subsidiaries as they relate to the insurance underwriting operations:

Schedule
Summary of Investments Other than Investments in Related Parties	II.1
Reinsurance	II.2
Supplementary Insurance Information	II.3

(a)(3).    List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

2(a)*	Purchase Agreement dated as of June 30, 2006 by and between Aon Corporation and Warrior Acquisition Corp. — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2006.
2(b)*
Limited Guarantee of Onex Partners II, L.P. dated June 30, 2006 with respect to the Purchase Agreement dated June 30, 2006 between Aon Corporation and Warrior Acquisition Corp. — incorporated by reference to Exhibit 2.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "Second Quarter 2006 Form 10-Q").
3(a)*
Second Restated Certificate of Incorporation of the Registrant — incorporated by reference to Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (the "1991 Form 10-K").

3(b)*
Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (the "First Quarter 1994 Form 10-Q").
3(c)*	Certificate of Amendment of the Registrant's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to the Registrant's Current Report on Form 8-K dated May 9, 2000.
3(d)*	Amended Bylaws of the Registrant — incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated November 18, 2005.
4(a)*
Indenture dated as of September 15, 1992 between the Registrant and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee — incorporated by reference to Exhibit 4(a) to the Registrant's Current Report on Form 8-K dated September 23, 1992.
4(b)*
Junior Subordinated Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as Trustee — incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 1 to Registration Statement on Form S-4 (File No. 333-21237) (the "Capital Securities Registration") filed on March 27, 1997.
4(c)*
Indenture dated as of December 13, 2001, between the Registrant and The Bank of New York, as Trustee, for the Floating Rate Notes due 2003 and 6.2% Notes due 2007 — incorporated by reference to Exhibits 4(g) and 4(h) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K").
4(d)*
Indenture dated as of December 31, 2001 between Private Equity Partnership Structures I, LLC, as issuer and The Bank of New York, as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent — incorporated by reference to Exhibit 4(i) to the 2001 Form 10-K.
4(e)*	First Supplemental Indenture dated as of January 13, 1997 between the Registrant and The Bank of New York, as Trustee — incorporated by reference to Exhibit 4.2 to the Capital Securities Registration.
4(f)*	Certificate of Trust of Aon Capital A — incorporated by reference to Exhibit 4.3 to the Capital Securities Registration.
4(g)*
Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among the Registrant, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities — incorporated by reference to Exhibit 4.5 to the Capital Securities Registration.
4(h)*
Capital Securities Guarantee Agreement dated as of January 13, 1997 between the Registrant and The Bank of New York, as Guarantee Trustee — incorporated by reference to Exhibit 4.8 to the Capital Securities Registration.
4(i)*
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.10 to the Capital Securities Registration.

4(j)*
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.11 to the Capital Securities Registration.
4(k)*
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among the Registrant, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.12 to the Capital Securities Registration.
4(l)*
Registration Rights Agreement dated as of November 2, 1992 by and between the Registrant and Frank B. Hall & Co., Inc. — incorporated by reference to Exhibit 4(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.
4(m)*
Registration Rights Agreement dated as of July 15, 1982 by and among the Registrant and certain affiliates of Ryan Insurance Group, Inc. (including Patrick G. Ryan and Andrew J. McKenna) — incorporated by reference to Exhibit (f) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1982.
4(n)*
Indenture dated as of November 7, 2002 between the Registrant and The Bank of New York, as Trustee (including form of note) — incorporated by reference to Exhibit 4(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Third Quarter 2002 Form 10-Q").
4(o)*	Registration Rights Agreement dated as of November 7, 2002 between the Registrant and Morgan Stanley & Co. Incorporated — incorporated by reference to Exhibit 4(b) to the Third Quarter 2002 Form 10-Q.
4(p)*
Indenture dated as of December 16, 2002 between the Registrant and The Bank of New York, as Trustee (including form of note) — incorporated by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-4 (File No. 333-103704) filed on March 10, 2003 (the "2003 Form S-4").
4(q)*
Registration Rights Agreement dated as of December 16, 2002 between the Registrant and Salomon Smith Barney Inc., Credit Suisse First Boston Corporation, BNY Capital Markets, Inc. and Wachovia Securities, Inc. — incorporated by reference to Exhibit 4(b) to the 2003 Form S-4.
4(r)*
Indenture dated as of April 12, 2006 among Aon Finance N.S.1, ULC, Aon Corporation and Computershare Trust Company of Canada — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2006.
Material contracts:
10(a)*#
Aon Corporation Outside Director Deferred Compensation Agreement by and among the Registrant and Registrant's directors who are not salaried employees of the Registrant or Registrant's affiliates — incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
10(b)*#
Amendment and Waiver Agreement dated as of November 4, 1991 among the Registrant and each of Patrick G. Ryan, Shirley Ryan, Ryan Enterprises Corporation and Harvey N. Medvin — incorporated by reference to Exhibit 10(j) to the 1991 Form 10-K.

10(c)*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan — incorporated by reference to Exhibit 10(b) to the First Quarter 1994 Form 10-Q.
10(d)*#
Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "Second Quarter 2000 Form 10-Q").
10(e)*#
Aon Stock Option Plan (as amended and restated through 1997) — incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 1997 Form 10-Q").
10(f)*#
First Amendment to the Aon Stock Option Plan (as amended and restated through 1997) — incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 1999 Form 10-Q").
10(g)*#	Aon Stock Award Plan (as amended and restated through 1997) — incorporated by reference to Exhibit 10(b) to the First Quarter 1997 Form 10-Q.
10(h)*#	First Amendment to the Aon Stock Award Plan (as amended and restated through 1997) —incorporated by reference to Exhibit 10(b) to the First Quarter 1999 Form 10-Q.
10(i)*#
Aon Corporation 1995 Senior Officer Incentive Compensation Plan — incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K").
10(j)*#	Aon Deferred Compensation Plan and First Amendment to the Aon Deferred Compensation Plan — incorporated by reference to Exhibit 10(q) to the 1995 Form 10-K.
10(k)*#	1999 Aon Deferred Compensation Plan — incorporated by reference to Exhibit 10(1) to the 1999 Form 10-K.
10(l)*#
Employment Agreement dated January 1, 2001, as amended September 29, 2004, between the Registrant and Michael D. O'Halleran — incorporated by reference to Exhibit 10(l) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K").
10(m)*#	Aon Severance Plan — incorporated by reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
10(n)*
Asset Purchase Agreement dated as of July 24, 1992 between the Registrant and Frank B. Hall & Co. Inc. — incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.
10(o) *
Stock Purchase Agreement dated as of November 11, 1995 by and among the Registrant, Combined Insurance Company of America, Union Fidelity Life Insurance Company and General Electric Capital Corporation — incorporated by reference to Exhibit 10(s) to the 1995 Form 10-K.
10(p)*
Stock Purchase Agreement dated as of December 22, 1995 by and among the Registrant; Combined Insurance Company of America; The Life Insurance Company of Virginia; Forth Financial Resources, Ltd.; Newco Properties, Inc.; and General Electric Capital Corporation — incorporated by reference to Exhibit 10(t) to the 1995 Form 10-K.

10(q)*
Agreement and Plan of Merger dated as of December 11, 1996 among the Registrant, Subsidiary Corporation, Inc. ("Purchaser") and Alexander & Alexander Services Inc. ("A&A") — incorporated by reference to Exhibit (c)(1) to the Registrant's Tender Offer Statement on Schedule 14D-1 filed on December 16, 1996 (the "Schedule 14D-1").
10(r)*
First Amendment to Agreement and Plan of Merger, dated as of January 7, 1997, among the Registrant, Purchaser and A&A — incorporated by reference to Exhibit (c)(3) to Amendment No. 2 to the Schedule 14D-1 filed on January 9, 1997.
10(s)*
Agreement and Plan of Merger dated as of July 16, 2001 among the Registrant, Ryan Holding Corporation of Illinois, Ryan Enterprises Corporation of Illinois, Holdco #1, Inc., Holdco #2, Inc., Patrick G. Ryan, Shirley W. Ryan and the stockholders of Ryan Holding Corporation of Illinois and of Ryan Enterprises Corporation of Illinois set forth on the signature pages thereto — incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "Second Quarter 2001 Form 10-Q").
10(t)*
Stock Restriction Agreement dated as of July 16, 2001 among the Registrant, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 — incorporated by reference to Exhibit 10.2 to the Second Quarter 2001 Form 10-Q.
10(u)*
Escrow Agreement dated as of July 16, 2001 among the Registrant, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M. W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as Escrow Agent — incorporated by reference to Exhibit 10.3 to the Second Quarter 2001 Form 10-Q.
10(v)*#
Employment Agreement dated January 1, 2003 between Registrant and David P. Bolger — incorporated by reference to Exhibit 10(y) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Form 10-K").
10(w)*#	Employment Agreement dated May 2, 2003 between the Registrant and D. Cameron Findlay — incorporated by reference to Exhibit 10(ab) to the Second Quarter 2003 Form 10-Q.
10(x)*
$600 million three-year Credit Agreement dated as of February 3, 2005 among the Registrant, Citibank, N.A., as Administrative Agent and the lenders listed therein — incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 3, 2005 (the "February 3, 2005 Form 8-K").
10(y)*
€650 million Facility Agreement dated February 7, 2005 among the Registrant, Citibank International plc, as Agent and the lenders listed therein — incorporated by reference to Exhibit 10.2 to the February 3, 2005 Form 8-K.
10(z)*#	Form of Severance Agreement — incorporated by reference to Exhibit 10(z) to the 2004 Form 10-K.

10(aa)*#	Aon Corporation Executive Special Severance Plan — incorporated by reference to Exhibit 10(aa) to the 2004 Form 10-K.
10(ab)*
Agreement between the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated March 7, 2005.
10(ac)*#
Employment Agreement dated April 4, 2005 between the Registrant and Gregory C. Case —incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the "First Quarter 2005 Form 10-Q").
10(ad)*#	Employment Agreement dated May 2, 2005 — between the Registrant and Ted T. Devine —incorporated by reference to Exhibit 10.2 to the First Quarter 2005 Form 10-Q.
10(ae)*#	Employment Agreement dated November 30, 1998 between Aon Group, Inc., Aon Group Limited and Dennis L. Mahoney — incorporated by reference to Exhibit 10.3 to the First Quarter 2005 Form 10-Q.
10(af)*#	Employment Agreement dated October 31, 1998 between Aon Holdings b.v. and Dirk P.M. Verbeek — incorporated by reference to Exhibit 10.4 to the First Quarter 2005 Form 10-Q.
10(ag)*#
Employment Agreement dated as of July 15, 2005 between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10(ah)*
Amendment No. 1 dated as of September 30, 2005 to $600 million Three-Year Credit Agreement, dated as of February 3, 2005, among the Registrant, Citibank, N.A., as Administrative Agent and the lenders listed therein — incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated September 30, 2005.
10(ai)*
Transfer and Amendment Agreement dated October 24, 2005 to €650 million Facility Agreement dated February 7, 2005 among the Registrant, Citibank International plc, as Agent and the lenders listen therein — incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated October 24, 2005.
10(aj)*#
Letter Agreement dated as of December 9, 2005 between Aon Corporation and Patrick G. Ryan — incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 9, 2005.
10(ak)*#
Employment Agreement dated August 1, 2005 between Combined Insurance Company of America and Richard M. Ravin — incorporated by reference to Exhibit 10(ak) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 Form 10-K").
10(al)*#	Sixth Amendment to the Aon Corporation Excess Benefit Plan — incorporated by reference to Exhibit 10(al) to the 2005 Form 10-K.

10(am)*#	Amendment No. 2 to Employment Agreement between Aon Corporation and Michael D. O'Halleran — incorporated by reference to Exhibit 10.1 to the Second Quarter 2006 Form 10-Q.
10(an)*#	Aon Corporation Non-Employee Directors' Deferred Stock Unit Plan — incorporated by reference to Exhibit 10.2 to the Second Quarter 2006 Form 10-Q.
10(ao)*#	Second Amendment to the Aon Corporation Outside Directors Stock Award and Retirement Plan — incorporated by reference to Exhibit 10.3 to the Second Quarter 2006 Form 10-Q.
10(ap)*#	Senior Officer Incentive Compensation Plan, as amended — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2006.
10(aq)*#	Aon Stock Incentive Plan, as amended — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.
10(ar)*#	Letter Agreement dated July 19, 2006 among Dennis L. Mahoney, Aon Group, Inc. and Aon Limited — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 20, 2006.
10(as)#	First Amendment to the Aon Stock Award Plan as amended and restated through 2000
10(at)#	Third Amendment to the Aon Stock Option Plan as amended and restated through 1997
10(au)#	First Amendment to the Amended and Restated Aon Stock Incentive Plan
10(av)#	Ninth Amendment to the Aon Pension Plan as amended and restated effective January 1, 2002
12(a)	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
12(b)	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
21	List of Subsidiaries of the Registrant.
23	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of the Registrant in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of Chief Executive Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer of the Registrant in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
99	Annual Report on Form 11-K for the Aon Savings Plan for the year ended December 31, 2006 — to be filed by amendment as provided in Rule 15d-21(b).

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
Date: March 1, 2007

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE Gregory C. Case	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007
/s/ PATRICK G. RYAN Patrick G. Ryan	Executive Chairman and Director	March 1, 2007
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	March 1, 2007
/s/ JAN KALFF Jan Kalff	Director	March 1, 2007
/s/ LESTER B. KNIGHT Lester B. Knight	Director	March 1, 2007
/s/ J. MICHAEL LOSH J. Michael Losh	Director	March 1, 2007
/s/ R. EDEN MARTIN R. Eden Martin	Director	March 1, 2007

/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 1, 2007
/s/ ROBERT S. MORRISON Robert S. Morrison	Director	March 1, 2007
/s/ RICHARD B. MYERS Richard B. Myers	Director	March 1, 2007
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	March 1, 2007
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	March 1, 2007
/s/ GLORIA SANTONA Gloria Santona	Director	March 1, 2007
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	March 1, 2007
/s/ DAVID P. BOLGER David P. Bolger	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 1, 2007

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
  SCHEDULE I (Continued)
  SCHEDULE II
  SCHEDULE II.2
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES