Form 10-Q
period 2007-03-31
AON CORP
filed 2007-05-10
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). YES  ☐     NO  ☒

Number of shares of common stock outstanding:

No. Outstanding
Class	as of 3-31-07

$1.00 par value Common	293,610,657

Part 1

Financial Information

Item 1.  Financial Statements

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Mar. 31, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$2,888	$2,790
Equity securities at fair value	58	62
Short-term investments	4,314	4,323
Other investments	406	400
Total investments	7,666	7,575
Cash	351	281
Receivables
Risk and insurance brokerage services and consulting	8,624	8,707
Other receivables	348	325
Total receivables	8,972	9,032
Deferred Policy Acquisition Costs	544	541
Goodwill	4,698	4,532
Other Intangible Assets	197	147
Property and Equipment, net	507	504
Other Assets	1,656	1,706
TOTAL ASSETS	$24,591	$24,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Premiums Payable	$10,410	$9,704
Policy Liabilities
Future policy benefits	1,812	1,784
Policy and contract claims	647	656
Unearned and advance premiums	410	384
Other policyholder funds	26	25
Total Policy Liabilities	2,895	2,849
General Liabilities
General expenses	1,585	1,949
Short-term borrowings	1	42
Notes payable	2,072	2,243
Pension, post-employment and post-retirement liabilities	1,407	1,465
Other liabilities	961	848
TOTAL LIABILITIES	19,331	19,100
Stockholders’ Equity
Common stock - $1 par value	347	347
Additional paid-in capital	2,619	2,583
Accumulated other comprehensive loss	(921)	(1,010)
Retained earnings	5,141	4,992
Treasury stock at cost	(1,926)	(1,694)
TOTAL STOCKHOLDERS’ EQUITY	5,260	5,218
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,591	$24,318

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
(millions except per share data)	Mar. 31, 2007	Mar. 31, 2006

Revenue
Commissions and fees	$1,735	$1,612
Premiums and other	539	464
Investment income	107	89
Total revenue	2,381	2,165

Expenses
Compensation and benefits	1,152	1,097
Other general expenses	510	461
Benefits to policyholders	323	254
Depreciation and amortization	50	55
Interest expense	35	31
Provision for New York and other state settlements	—	1
Total expenses	2,070	1,899

Income from continuing operations before provision for income tax and accounting change	311	266
Provision for income tax	99	93
Income from continuing operations	212	173

Income from discontinued operations	2	39
Provision for income tax	1	15
Income from discontinued operations, net of tax	1	24

Income before accounting change	213	197
Cumulative effect of a change in accounting principle, net of tax	—	1
Net income	$213	$198

Basic net income per share
Continuing operations	$0.71	$0.54
Discontinued operations	—	0.07
Cumulative effect of a change in accounting principle	—	—
Net income	$0.71	$0.61

Diluted net income per share
Continuing operations	$0.66	$0.50
Discontinued operations	—	0.07
Cumulative effect of a change in accounting principle	—	—
Net income	$0.66	$0.57

Cash dividends per share paid on common stock	$0.15	$0.15

Diluted average common and common equivalent shares outstanding	324.4	350.2

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	Mar. 31,	Mar. 31,
(millions)	2007	2006

Cash Flows from Operating Activities:
Net income	$213	$198
Adjustments to reconcile net income to cash provided by operating activities
Gain from disposal of operations	—	(1)
Depreciation and amortization of property, equipment and software	40	46
Stock compensation expense	51	41
Amortization of intangible assets	10	11
Valuation changes on investments, income on disposals and net bond amortization	(2)	(10)
Income taxes	61	(8)
Contribution to major defined benefit pension plan in excess of expense	(23)	(4)
Cash paid in excess of expense for 2005 restructuring plan	(20)	(25)
Provision for New York and other state settlements	—	1
Change in funds held on behalf of brokerage and consulting clients	560	460
Changes in insurance underwriting assets and liabilities:
Operating receivables	36	(9)
Other assets including prepaid premiums	25	41
Deferred policy acquisition costs	1	(40)
Policy liabilities	43	117
Other liabilities	36	(12)
Changes in other assets and liabilities:
General expenses	(362)	(285)
Other assets and liabilities- net	147	176
Cash Provided by Operating Activities	816	697

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	38	22
Calls and prepayments	20	66
Sales	184	361
Equity securities	4	—
Other investments	11	12
Purchase of investments
Fixed maturities	(293)	(439)
Equity securities	—	(8)
Other investments	(1)	(3)
Short-term investments - net	41	(396)
Acquisition of subsidiaries	(190)	(19)
Proceeds from sale of operations	—	20
Property and equipment and other - net	(35)	(32)
Cash Used by Investing Activities	(221)	(416)

Cash Flows from Financing Activities:
Issuance of common stock	11	53
Treasury stock transactions - net	(283)	(212)
Repayment of short-term borrowings - net	(41)	(3)
Issuance of long-term debt	250	3
Repayment of long-term debt	(423)	(97)
Cash dividends to stockholders	(44)	(48)
Cash Used by Financing Activities	(530)	(304)

Effect of Exchange Rate Changes on Cash	5	(2)
Increase (Decrease) in Cash	70	(25)
Cash at Beginning of Period	281	476
Cash at End of Period	$351	$451

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                       Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon”) considers necessary for a fair presentation.  Operating results for the first quarter ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2006 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except as described in Note 13.

2.                                       New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement accounting for financial instruments.  This Statement is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted.  The impact of this Statement on Aon has not yet been determined.

3.                                       Stock Compensation Plans

Aon’s Stock Incentive Plan (as amended and restated) provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”).  The annual rate at which awards are granted each year is based upon financial and competitive business conditions.

Compensation expense

Stock based compensation expense recognized during 2007 and 2006, which includes RSUs, stock options, performance plan awards and stock purchases related to the Employee Stock Purchase Plan, are based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R).  Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income in compensation and benefits (in millions):

	Three months ended March 31,
	2007	2006
RSUs	$35	$30
Stock options	6	7
Performance plans	9	2
Employee stock purchase plan	1	1
Stock-based compensation expense included in compensation and benefits	$51	$40

Stock Awards

Stock awards, in the form of RSUs, are granted to certain executives and key employees of Aon.  Prior to 2006, RSUs granted to employees were service-based.  Beginning with awards granted in 2006, awards to employees may consist of performance-based RSUs and service-based RSUs.  For service-based awards, employees are generally required to complete three continuous years of service before stock awards begin to vest in increments until the completion of a 10-year period of continuous employment.  Beginning in 2002, a large number of awards have been granted that vest in various patterns over five years from the date of grant.  For most employees, individual incentive compensation over $50,000 is paid partially in RSUs, which vest over three years.  In general, most stock awards are issued as they become vested.  In years prior to 2006, in certain circumstances, an employee was able to elect to defer the receipt of vested shares to a later date.  With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards.  The compensation cost associated with each stock award is deferred and amortized over the period of continuous employment using the straight-line method.  Dividend equivalents are paid on certain service-based RSUs, based on the initial grant amount.

In 2007 and 2006, performance-based RSUs were granted to certain executives and key employees, whose vesting is contingent upon meeting various individual, divisional or company-wide performance goals, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period.  Aon accounts for these awards as performance condition RSUs.  The performance condition is not considered in the determination of grant date fair value of these awards.  Compensation cost is recognized over the performance period, and in certain cases an additional vesting period, based on management’s estimate of the number of units expected to vest.  Compensation cost will be adjusted to reflect the actual number of shares paid out at the end of the programs.  The payout of shares under these performance-based plans may range from 0-200% of the number of units granted, based on the plan.  Dividend equivalents are not paid on the performance-based RSUs.

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	Three months ended March 31,
	2007	2006
Potential RSUs to be issued based on current performance levels	3,648	2,314
Shares forfeited during the period	—	9
RSUs awarded during the period	9	—
Unamortized expense, based on current performance levels	$101	$81

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	2007		2006
		Fair		Fair
Three months ended March 31,	Shares	Value	Shares	Value
Non-vested at beginning of period	12,870	$28	11,641	$25
Granted	2,257	36	1,800	40
Vested	(1,420)	29	(1,024)	24
Forfeited	(54)	29	(180)	29
Non-vested at end of period	13,653	$29	12,237	$27

Stock Options

Options to purchase common stock are granted to certain executives and key employees of Aon and its subsidiaries, generally at 100% of market value on the date of grant.  Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a 4-year period of continuous employment.  However, beginning in 2004 a significant number of options were granted that required five continuous years of service before all options would vest.  For all grants made prior to an amendment to the former stock option plan in 2000, employees were required to complete three continuous years of service before the options began to vest in increments until the completion of a 6-year period of continuous employment.  The maximum contractual term on stock options is generally ten years from the date of grant.

Upon adoption of Statement No. 123(R), Aon changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon’s pro forma information required under Statement No. 123.  Lattice-based option valuation models utilize a range of assumptions over the expected term of the options.  Expected volatilities are based on the average of the historical volatility of Aon’s stock price and the implied volatility of traded options and Aon’s stock.  Aon uses historical data to estimate option exercise and employee terminations within the valuation model, stratifying between executives and key employees.  The expected dividend yield assumption is based on the company’s historical and expected future dividend rate.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended March 31,
	2007		2006
	Executives	Key Employees	Executives	Key Employees
Weighted average volatility	26.2%	26.2%	30.5%	30.5%
Expected dividend yield	1.7%	1.7%	2.3%	2.3%
Risk-free rate	4.7%	4.7%	4.4%	4.4%

Weighted average expected life, in years	4.6	5.8	5.0	6.0
Weighted average estimated fair value	$9.58	$10.08	$11.09	$11.66

A summary of the status of Aon’s stock options and related information are as follows (shares in thousands):

	Three months ended March 31,
	2007		2006
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	32,889	$30	34,851	$29
Granted	1,001	37	1,682	41
Exercised	(2,009)	28	(2,302)	28
Forfeited and expired	(236)	31	(340)	30
Outstanding at end of period	31,645	30	33,891	30
Exercisable at end of period	19,367	31	18,514	31

The weighted average remaining contractual life, in years, of outstanding options was 5.5 years and 5.9 years at March 31, 2007 and 2006, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $37.96 as of March 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.  The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2007 was $271 million and $153 million, respectively.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $20 million and $26 million, respectively.

Unamortized deferred compensation expense, which includes both options and awards, amounted to $347 million as of March 31, 2007, with a remaining weighted-average amortization period of approximately 2.5 years.

Cash received from the exercise of stock options was $62 million and $67 million during the three months ended March 31, 2007 and 2006, respectively.  The tax benefit realized from stock options exercised in the first three months of 2007 and 2006 was $8 million and $10 million, respectively.

During the first three months ended March 31, 2007, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

4.                                       Income Per Share

Income per share is calculated as follows:

	Three months ended March 31,
(millions, except per share data)	2007	2006
Income from continuing operations	$212	$173
Income from discontinued operations, net of tax	1	24
Cumulative effect of a change in accounting principle, net of tax	—	1
Net income for basic per share calculation	213	198
Interest expense on convertible debt securities, net of tax	1	1
Net income for diluted per share calculation	$214	$199

Basic shares outstanding	298	324
Effect of convertible debt securities	14	14
Common stock equivalents	12	12
Diluted potential common shares	324	350
Basic net income per share:
Continuing operations	$0.71	$0.54
Discontinued operations	—	0.07
Cumulative effect of a change in accounting principle, net of tax	—	—
Net income	$0.71	$0.61
Diluted net income per share:
Continuing operations	$0.66	$0.50
Discontinued operations	—	0.07
Cumulative effect of a change in accounting principle, net of tax	—	—
Net income	$0.66	$0.57

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 6 million and 3 million at March 31, 2007 and 2006, respectively.

5.                                       Comprehensive Income

The components of comprehensive income, net of tax, for the three months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,
(millions)	2007	2006
Net income	$213	$198
Net derivative losses	(2)	—
Net unrealized investment gains (losses)	9	(31)
Net foreign exchange gains	44	25
Change in postretirement plans	38	—
Comprehensive income	$302	$192

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	March 31, 2007	December 31, 2006
Net derivative gains	$13	$15
Net unrealized investment gains	82	73
Net foreign exchange translation	162	118
Postretirement plans	(1,178)	(1,216)
Accumulated other comprehensive loss	$(921)	$(1,010)

6.                                       Business Segments

Aon classifies its businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting, and Insurance Underwriting.  Unallocated income and expense, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying condensed consolidated financial statements.

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, and premium financing.  The Consulting segment provides a full range of consulting services delivered predominantly to corporate clientele utilizing seven major practices: employee benefits, compensation, management consulting, communications, strategic human resource consulting, financial advisory and litigation consulting, and human resource outsourcing.  The Insurance Underwriting segment provides specialty insurance products including accident, health and life insurance coverages as well as select property and casualty insurance products.  Aon has ceased writing property and casualty business and has placed the remaining lines of business into runoff.  Unallocated income consists of investment income from equity, fixed-maturity and short-term investments that are assets primarily of the insurance underwriting subsidiaries that exceed policyholders liabilities.  These assets include non-income producing equities, and income and losses on disposals of essentially all securities, including those pertaining to assets maintained by the operating segments.  Unallocated expenses include administrative costs not attributable to the operating segments, such as corporate governance costs.  Interest expense represents the cost of worldwide debt obligations.

The accounting policies of the operating segments are the same as those described in this Form 10-Q and Aon’s Annual Report on Form 10-K for the year ended December 31, 2006, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purpose of assisting in making internal operating decisions.  Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were from third parties, that is, considered by management to be at current market prices.

Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues.  Intercompany revenues and expenses are eliminated in computing consolidated revenues and income before tax.

Revenue by subsegment is as follows:

	Three months ended March 31,
(millions)	2007	2006
Risk management and insurance brokerage:
Americas	$519	$517
United Kingdom	156	155
Europe, Middle East & Africa	434	374
Asia Pacific	100	88
Reinsurance brokerage and related services	247	246
Total Risk and Insurance Brokerage Services	1,456	1,380

Consulting services	264	238
Outsourcing	65	70
Total Consulting	329	308

Accident & Health and Life	573	481
Property & Casualty	1	14
Total Insurance Underwriting	574	495

Intersegment revenues	(10)	(15)
Total operating segments	2,349	2,168
Unallocated income (loss)	32	(3)

Total revenue	$2,381	$2,165

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

	Risk and Insurance				Insurance
Three months ended March 31:	Brokerage Services		Consulting		Underwriting
(millions)	2007	2006	2007	2006	2007	2006

Revenue
United States	$488	$493	$163	$165	$402	$333
Americas, other than U.S.	130	120	30	30	53	51
United Kingdom	217	221	61	55	55	54
Europe, Middle East & Africa	512	446	62	52	39	35
Asia Pacific	109	100	13	6	25	22
Total revenue	$1,456	$1,380	$329	$308	$574	$495

Income before income tax	$242	$240	$47	$30	$59	$53

A reconciliation of segment income before tax to income from continuing operations before provision for income tax is as follows:

	Three months ended March, 31
(millions)	2007	2006
Risk and Insurance Brokerage Services	$242	$240
Consulting	47	30
Insurance Underwriting	59	53
Segment income before income tax	348	323
Unallocated income	32	(3)
Unallocated expenses	(34)	(23)
Interest expense	(35)	(31)
Income from continuing operations before provision for income tax	$311	$266

7.                                       Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair market value of net assets acquired.  Goodwill is allocated to Aon’s various reporting units, which are either its operating segments or one reporting level below the operating segments.  Goodwill is not amortized but is subject to impairment testing at least annually.   When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

The changes in the net carrying amount of goodwill by operating segment for the three months ended March 31, 2007 are as follows:

	Risk and
	Insurance
	Brokerage		Insurance
(millions)	Services	Consulting	Underwriting	Total
Balance as of December 31, 2006	$4,142	$379	$11	$4,532
Goodwill acquired	127	—	—	127
Foreign currency revaluation	39	—	—	39
Balance as of March 31, 2007	$4,308	$379	$11	$4,698

Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” include client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of March 31, 2007
Gross carrying amount	$249	$23	$289	$561
Accumulated amortization	206	22	136	364
Net carrying amount	$43	$1	$153	$197

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of December 31, 2006
Gross carrying amount	$232	$23	$245	$500
Accumulated amortization	203	21	129	353
Net carrying amount	$29	$2	$116	$147

Amortization expense for intangible assets for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $41 million, $36 million, $31 million, $28 million and $23 million, respectively.

8.                                       Restructuring Charges

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

The following is a summary of first quarter 2007, as well as inception to date restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative:

	Actual
(millions)	2005	2006	First quarter 2007	Inception to Date	Estimated Total
Workforce reduction	$116	$116	$3	$235	$244
Lease consolidation	20	27	3	50	66
Asset impairments	17	12	2	31	34
Other related expenses	5	12	2	19	21
Total restructuring and related expenses	$158	$167	$10	$335	$365

The following is a summary of restructuring and related expenses incurred and estimated to be incurred by segment through the end of the restructuring initiative:

	Actual
(millions)	2005	2006	First quarter 2007	Inception to Date	Estimated Total
Risk and Insurance Brokerage Services	$143	$136	$7	$286	$309
Consulting	8	20	2	30	35
Insurance Underwriting	3	8	1	12	13
Unallocated	4	3	—	7	8
Total restructuring and related expenses	$158	$167	$10	$335	$365

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at December 31, 2005	$116
Expensed in 2006	155
Cash payments in 2006	(141)
Foreign currency revaluation	4
Balance at December 31, 2006	134
Expensed in 2007	8
Cash payments in 2007	(28)
Foreign currency revaluation	(1)
Balance at March 31, 2007	$113

Restructuring Charges – Prior Years

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (“A&A”) and Bain Hogg.  During first quarter 2007, Aon made payments of $2 million for these liabilities.  The remaining liability of $20 million is primarily for lease abandonments and is being paid out over several years, as planned.

Aon’s unpaid liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

9.                                       Capital Stock

During the first three months of 2007, Aon issued 280,000 new shares of common stock for employee benefit plans and 97,000 shares in connection with the employee stock purchase plans.  In addition, Aon reissued 3,102,000 shares of treasury stock for employee benefit programs and 13,000 shares in connection with the employee stock purchase plans.

In November 2006, Aon announced that its Board of Directors had increased the authorized repurchase program to $2 billion.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for use in connection with employee stock plans and for other corporate purposes.  The Company repurchased 9.5 million shares at a total cost of $345 million in first quarter 2007.  In second quarter 2007 through May 3, the Company repurchased an additional 1.9 million shares at a cost of $75 million.

There are also 22.4 million shares of common stock held in treasury at March 31, 2007 which are restricted as to their reissuance.

10.                                 Disposal of Operations

Discontinued Operations

In 2006, Aon sold the following businesses:

•                  Aon Warranty Group (“AWG”) and its worldwide warranty and credit operations, which was previously included in the Insurance Underwriting segment.  A pretax gain of $16 million was recognized on the sale in fourth quarter 2006.

•                  Construction Program Group (“CPG”), a managing general underwriter whose policies were underwritten by Aon’s property and casualty operation.  Results of CPG were previously included in both the Risk and Insurance Brokerage Services and Insurance Underwriting segments.  A pretax gain of $27 million was recognized on the sale in fourth quarter 2006.

•                  A non-core Australian brokerage unit, which was previously included in the Risk and Insurance Brokerage Services segment.  A pretax gain of $1 million was recognized on the sale in first quarter 2006.

Aon’s insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies.  Aon’s reinsurance consists primarily of certain newer accident and health initiatives, as well as certain property and casualty lines that are in runoff.  Aon’s insurance subsidiaries remain liable to the extent that the reinsurers are unable to meet their obligations.  In connection with the sale of AWG, Aon sold Virginia Surety Company (VSC).  VSC will continue to remain liable to policyholders to the extent reinsurers of the property and casualty business do not meet their obligations.  As a result, Aon no longer reports reinsurance recoverables related to its property and casualty business, which was not part of the sale of AWG.  Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which amount to $665 million at March 31, 2007.

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

As of March 31, 2007, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $79 million.  Reinsurance recoverables and other assets related to these liabilities are $94 million.  The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures.  Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of all these businesses are classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	Three months ended March 31,
(millions)	2007	2006
Revenues:
AWG	$—	$293
CPG	—	65
Other	—	—
Total	$—	$358

Pretax income:
Operations:
AWG	$—	$26
CPG	—	12
Other	1	—
	1	38
Gain on sale – other	1	1
Total	$2	$39

After-tax income (loss):
Operations	$—	$25
Sale	1	(1)
Total	$1	$24

11.                                 Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) Three months ended March 31,	2007	2006	2007	2006
Service cost	$14	$16	$—	$—
Interest cost	25	25	1	1
Expected return on plan assets	(30)	(28)	—	—
Amortization of prior service cost	(4)	—	—	—
Amortization of net loss	11	11	—	—
Net periodic benefit cost	$16	$24	$1	$1

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located primarily in the U.K. and The Netherlands:

	Pension Benefits
	Three months ended March 31,
(millions)	2007	2006
Service cost	$13	$15
Interest cost	62	53
Expected return on plan assets	(72)	(54)
Amortization of net loss	19	22
Net periodic benefit cost	$22	$36

As previously disclosed in its 2006 financial statements, Aon currently expects to contribute $36 million in 2007 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $5 million to fund other postretirement benefit plans.  As of March 31, 2007, contributions of $1 million have been made to the U.S. pension plans and $1 million to other postretirement benefit plans.

Aon previously disclosed in its 2006 financial statements that it expected to contribute $197 million in 2007 to its major international defined benefit pension plans.  Based on current rules and assumptions, Aon now plans to contribute approximately $198 million to its major international defined pension plans during 2007.  As of March 31, 2007, $60 million has been contributed.

In March 2007, the trustees of Aon’s U.K. pension plans approved the Company’s proposal to cease crediting future pension plan benefits relating to salary and service, effective April 1, 2007.  Future pension provisions will be provided under the defined contribution section of the Aon U.K. Pension Scheme.  As a result of the adoption of these changes, the Company remeasured its U.K. defined benefit pension plans, which resulted in an improvement in the funded status of these plans, and decreased other comprehensive loss by an after tax amount of $20 million.

12.                                 Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss as of March 31, 2007.

	Investment Grade
		6 -12
($ in millions)	0-6 Months	Months	> 12 Months	Total

FIXED MATURITIES
U.S. government and agencies
# of positions	7	2	39	48
Fair Value	$10	$3	$183	$196
Amortized Cost	10	3	188	201
Unrealized Loss	—	—	(5)	(5)
Foreign governments
# of positions	33	18	81	132
Fair Value	$517	$101	$511	$1,129
Amortized Cost	524	103	523	1,150
Unrealized Loss	(7)	(2)	(12)	(21)
Corporate securities
# of positions	88	16	305	409
Fair Value	$172	$43	$552	$767
Amortized Cost	174	44	571	789
Unrealized Loss	(2)	(1)	(19)	(22)
Mortgage- and asset-backed securities
# of positions	39	1	310	350
Fair Value	$63	$5	$195	$263
Amortized Cost	63	5	199	267
Unrealized Loss	—	—	(4)	(4)

TOTAL FIXED MATURITIES
# of positions	167	37	735	939
Fair Value	$762	$152	$1,441	$2,355
Amortized Cost	771	155	1,481	2,407
Unrealized Loss	(9)	(3)	(40)	(52)

% of Total Unrealized Loss	16%	5%	70%	91%

	Non-Investment Grade
		6 -12
	0-6 Months	Months	> 12 Months	Total
EQUITY SECURITIES
# of positions	1	2	—	3
Fair Value	$9	$20	$—	$29
Amortized Cost	11	23	—	34
Unrealized Loss	(2)	(3)	—	(5)

% of Total Unrealized Loss	4%	5%	0%	9%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade.  Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $52 million gross unrealized loss at March 31, 2007, and is subject to interest rate, market, and credit risks.  No single position had an unrealized loss greater than $4 million. With a carrying value of $2,888 million at March 31, 2007, Aon’s total fixed-maturity portfolio is approximately 100% investment grade based on market value.  Fixed-maturity securities with an unrealized loss are all investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non-publicly-traded fixed maturity portfolio had a carrying value of $207 million.  Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded.  This portfolio had $5 million of gross unrealized losses at March 31, 2007, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon reviews invested assets with material unrealized losses each quarter.  Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Aon’s 2006 Annual Report on Form 10-K for further information.

13.                                 Uncertain Tax Positions

Aon adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007.  The implementation of FIN 48 did not have a material impact on the consolidated financial statements.  As of March 31, 2007, Aon has $61 million of gross unrecognized tax benefits, $49 million of which would affect the effective tax rate if recognized.

Aon recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes.  As of March 31, 2007, Aon had accrued $8 million for the payment of interest and penalties, which is included as a component of the $61 million of total unrecognized tax benefits noted above.

Aon has substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially all material state and local income tax jurisdiction examinations have been concluded for years through 2001.  Aon’s primary international jurisdictions have concluded income tax examinations through 2000.

14.                                 Endurance Warrants and Common Stock Investment

In 2001, Aon invested $227 million in the common stock of Endurance Specialty Holdings, Ltd. (“Endurance”), a Bermuda-based insurance and reinsurance company.  Aon sold virtually all of its common stock investment in Endurance in 2004.  In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allowed Aon to purchase additional Endurance common stock through December 2011.  These warrants met the definition of a derivative, which required them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.  On March 31, 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans.  The warrants had a fair value of approximately $73 million at March 31, 2006.  The change in the fair value of the warrants from December 31, 2005 was a decrease of $17 million, and was included in investment income for the three months ended March 31, 2006.

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

As has been described in detail in Aon’s previous financial filings, the Settlement Agreement required Aon to pay between 2005-2007 a total of $190 million into a fund (the “Fund”) to be distributed to certain Eligible Policyholder clients and to implement certain business reforms.  The Settlement Agreement set forth the procedures under which Aon mailed notices to its Eligible Policyholder clients and distributed the Fund to Participating Policyholder clients.

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

Beginning in June 2004, a number of other putative class actions were filed against Aon and other companies by purported classes of clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories.  These actions are currently pending in state court in California and in federal court in New Jersey.  In the New Jersey federal class actions, the Court on April 5, 2007 dismissed, without prejudice, the plaintiffs’ federal antitrust and RICO claims.  The Court granted plaintiffs one opportunity to replead their claims, and Aon and other defendants will again move to dismiss the new complaints.  Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

Beginning in late October 2004, several putative securities class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois.  Also beginning in late October 2004, several putative ERISA class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois.  Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.  With respect to the various securities and ERISA class actions, we are unable to estimate a range of possible losses, as these actions have not yet progressed to the stages where damages can be estimated.

In February 2006, Lloyds announced that it had brought suit in London against Benfield and a subsidiary of Aon to recover alleged losses relating to these brokers’ placement of insurance for Lloyds’s New Central Fund.  Lloyds alleges that its brokers did not fairly present the risk to reinsurers and thus that the brokers should be held liable for reinsurers’ failure to pay Lloyds an amount that Lloyds claims is approximately £325 million ($640 million based on March 31, 2007 exchange rates).  Aon disputes Lloyds’s allegations, believes that it has meritorious defenses and intends to vigorously defend itself against Lloyds’s claims.  Possible losses in this action range from zero, if Aon prevails, to the £325 million Lloyd’s claims.

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

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections.  First, key recent events are described that have affected or will affect our financial results during 2007.  We then review our consolidated results and segments with comparisons from first quarter 2007 to the corresponding period in 2006.  We then discuss our financial condition and liquidity as well as information on our off balance sheet arrangements.  The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Restructuring and Other Business Reorganization Initiatives

Stock Repurchase Program

Acquisitions and Divestitures

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

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Key Recent Events

Restructuring and Other Business Reorganization Initiatives

In 2005, we began executing a broad restructuring initiative to reduce our fixed cost base and increase efficiency.  This three-year plan has evolved as new opportunities have been identified and existing initiatives have been finalized.  We expect the remaining portion to cost $30 million during 2007, which is in addition to the $10 million already expensed through March 31, 2007.  Restructuring costs include workforce reductions, lease consolidation costs, asset impairments, and other expenses.  For the first quarter 2007, we estimated restructuring benefits were approximately $46 million.  These initiatives are expected to lead to annualized cost savings of approximately $280 million by 2008.

We estimate 3,600 positions will be eliminated as a result of this initiative.  As of March 31, 2007, approximately 2,800 of these eliminations had already occurred.  Further, office closures require that we recognize losses on subleases or lease buy-outs, and may also trigger asset impairments.

The following table details the restructuring and related expenses we incurred through first quarter 2007 and our estimates for the remainder of 2007 by geographic region:

(millions)	United States	United Kingdom	Continent of Europe	Rest of World	Total
2005	$28	$92	$30	$8	$158
2006	66	56	34	11	167
1st quarter 2007	4	5	1	—	10
Incurred to date	98	153	65	19	335
Remainder of 2007 (estimated)	21	3	6	—	30
Total	$119	$156	$71	$19	$365

The following table summarizes the restructuring costs incurred through first quarter 2007 and our estimated expenses for the remainder of 2007, by type.

	Actual				Estimated -
(millions)	2005	2006	1st Quarter 2007	Total Incurred	Remainder of 2007 (1)	Total
Workforce reduction	$116	$116	$3	$235	$9	$244
Lease consolidation	20	27	3	50	16	66
Asset impairments	17	12	2	31	3	34
Other related expenses	5	12	2	19	2	21
Total expenses	$158	$167	$10	$335	$30	$365

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

The following table details the restructuring and related expense by segment:

	Actual				Estimated -
(millions)	2005	2006	1st Quarter 2007	Inception to date	Remainder of 2007	Total
Risk and Insurance Brokerage Services	$143	$136	$7	$286	$23	$309
Consulting	8	20	2	30	5	35
Insurance Underwriting	3	8	1	12	1	13
Unallocated	4	3	—	7	1	8
Total	$158	$167	$10	$335	$30	$365

Share Repurchase Program

We are currently authorized to repurchase $2 billion of Aon’s shares. Pursuant to this program, during the first quarter 2007, we repurchased 9.5 million shares at a cost of $345 million.  Since the program began, we have now repurchased 38.6 million shares at a cost of $1,418 million.  Of the shares repurchased since the program’s inception, we have reissued approximately 7.3 million shares for stock options, stock awards and other benefit plans.

Acquisitions and Divestitures

We continually review our portfolio of businesses, making acquisitions where we think it will help us deliver distinctive client value, as well as exploring strategic alternatives for businesses we currently have.  For 2006 in total, we spent $138 million for acquisitions.  In first quarter 2007, we spent $190 million for acquisitions.  We increased our position in the U.K. affinity market by purchasing Footman James, and our technology platform was strengthened through the acquisition of Valley Oak Systems in the U.S.

During first quarter 2006, we completed the sale of a non-core brokerage business in Australia.  In fourth quarter 2006, we completed the sale of our AWG and CPG businesses.  The results of those businesses through the date of sale are shown as discontinued operations in our statements of income.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include pensions, contingencies, policy liabilities, valuation of investments, intangible assets, share-based payments and income taxes, as discussed in our 2006 Annual Report on Form 10-K.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information.

We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations.  Organic revenue growth excludes from reported revenue the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses, and unusual items.  Organic revenue growth for the insurance underwriting segment is based on premiums written.

Supplemental organic revenue growth information should be viewed in addition to, not instead of, our condensed consolidated statements of income.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.

Because we conduct business in over 120 countries, foreign exchange rates fluctuations have an impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, we have isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis for revenue, and have disclosed the effect on earnings per share.  We have also provided this form of reporting to give financial statement users more meaningful information about our operations.

Some tables in the segment discussions reconcile organic revenue growth percentages to the reported revenue growth percentages for the segments and sub-segments.  We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures, and transfers of business units, which represent the most significant reconciling items.  In an “all other” category, we total other reconciling items that are not generally significant individually or in the aggregate.  If there is a significant individual reconciling item within the “all other” category, we provide additional disclosure in a footnote.

Consolidated Results

The following table and commentary provide selected consolidated financial information.

	First quarter ended
	March 31,	March 31,	Percent
(millions)	2007	2006	Change
Revenue:
Commissions and fees	$1,735	$1,612	8%
Premiums and other	539	464	16
Investment income	107	89	20
Total consolidated revenue	2,381	2,165	10

Expenses:
Compensation and benefits	1,152	1,097	5
Other general expenses	510	461	11
Benefits to policyholders	323	254	27
Depreciation and amortization	50	55	(9)
Interest expense	35	31	13
Provision for New York and other state settlements	—	1	(100)
Total expenses	2,070	1,899	9
Income from continuing operations before provision for income tax	$311	$266	17
Pretax margin-continuing operations	13.1%	12.3%

Revenue

Commissions and fees increased by $123 million or 8% from first quarter 2006.  Foreign exchange, organic growth in Risk and Insurance Brokerage Services of 3% and acquisitions drove the increase.

Premiums and other increased $75 million or 16% from first quarter 2006, driven by strong growth in our Sterling subsidiary’s Medicare Advantage health product in our Accident & Health and Life sub-segment.

Investment income increased $18 million or 20% from first quarter 2006.  The increase was primarily driven by higher income from our Private Equity Partnership Structures I, LLC (PEPS I) investment and increased interest rates.  Results in 2006 included a $35 million gain related to the contribution of our investment in Scandent preferred stock to a U.K. pension plan and a negative mark-to-market adjustment for our Endurance warrants of $17 million.

Expenses

Compensation and benefits increased $55 million over 2006.  Driving the increase was higher incentive costs and the impact of foreign exchange, partially offset by lower pension expenses and restructuring costs.

Other general expenses increased $49 million or 11% over last year.  The increase was driven by a $21 million settlement of litigation for acquired employees in our Reinsurance business and the impact of foreign exchange.

Benefits to policyholders increased $69 million for the quarter.  The increase was driven by the growth in Sterling’s Medicare Advantage health product.

Depreciation expense decreased $5 million or 9%.  The decline was caused by asset disposals and write-offs in 2006.

Interest expense increased $4 million or 13%, resulting from higher international debt levels and interest rates.

Income from Continuing Operations Before Provision for Income Tax and Cumulative Effect of a Change in Accounting Principle

Income from continuing operations before provision for income tax increased $45 million to $311 million in first quarter 2007, as compared to $266 million for first quarter 2006.  The 17% improvement is attributable to organic revenue growth in all operating segments, higher investment income, lower restructuring costs and the favorable impact of foreign exchange rates, which more than offset higher compensation and benefit costs and professional fees.

Income Taxes

The effective tax rate for continuing operations was 31.8% and 35.0% for the first quarters ended March 31, 2007 and 2006, respectively.  The 2007 rate was impacted by the geographic distribution of earnings, lower tax rates in certain countries and the favorable resolution of certain tax matters.

Income from Continuing Operations

Income from continuing operations before accounting change for first quarter 2007 and 2006 was $212 million and $173 million, respectively.  Basic and diluted income per share in 2007 was $0.71 and $0.66, respectively, versus $0.54 and $0.50 for basic and diluted income per share in 2006, respectively.  Income from continuing operations in 2007 included $0.01 per share for currency translation gains.

Discontinued Operations

First quarter income from discontinued operations was $1 million in 2007 (no basic or diluted income per share impact) versus $24 million in 2006 ($0.07 per both basic and diluted income per share).  Activity in discontinued operations for 2007 included some residual settlement activity relating to our AWG and Swett & Crawford disposals.  Results in 2006 principally reflect the quarterly operating results from our AWG and CPG businesses, which were sold in fourth quarter 2006.

REVIEW BY SEGMENT

General

We classify our businesses into three operating segments: Risk and Insurance Brokerage Services, Consulting and Insurance Underwriting (see Note 6). Our operating segments are identified as those that:

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

•                  Our insurance subsidiaries also have invested assets that exceed net policy liabilities, which allow us to maintain solid claims paying ratings.  Income from these investments is reflected in unallocated revenue.

The following table and commentary provide selected financial information on the operating segments.

	First quarter ended
(millions)	March 31, 2007	March 31, 2006
Operating segment revenue:(1)
Risk and Insurance Brokerage Services	$1,456	$1,380
Consulting	329	308
Insurance Underwriting	574	495
Income before income tax:
Risk and Insurance Brokerage Services	$242	$240
Consulting	47	30
Insurance Underwriting	59	53
Pretax Margins:
Risk and Insurance Brokerage Services	16.6%	17.4%
Consulting	14.3%	9.7%
Insurance Underwriting	10.3%	10.7%

(1)          Intersegment revenues of $10 million and $15 million were included in first quarter 2007 and 2006, respectively.

The following table reflects investment income earned by the operating segments, which is included in the foregoing results.

	First quarter ended
(millions)	March 31, 2007	March 31, 2006
Risk and Insurance Brokerage Services	$45	$65
Consulting	1	2
Insurance Underwriting	29	25

•                  Risk and Insurance Brokerage investment income decreased $20 million from first quarter 2006.  The decrease was driven by the contribution of the Scandent preferred stock investment to a U.K. pension plan in 2006, which resulted in a gain of $35 million.  Absent that gain, investment income increased $15 million due principally to higher interest rates.

•                  Insurance underwriting investment income increased $4 million primarily because of higher invested balances and increases in interest rates.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry.  Globally, it is the largest insurance broker, the largest reinsurance broker, and the leading manager of captive insurance companies worldwide.  These rankings are based on the most recent surveys compiled and reports printed by Business Insurance.

Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.  Insurance premiums may vary widely based on market conditions. Heavier than anticipated loss experience or capital shortages can result in increasing premium rates, which is referred to as a “hard market.”  A hard market tends to favorably impact commission revenues.  Conversely, increased competition for market share among insurance carriers or increased underwriting capacity can result in flat or reduced premium rates, or a “soft market.”  A soft market tends to put downward pressure on commission revenues.  Hard and soft markets may be broad-based or more narrowly focused across certain product lines or geographic areas.

Risk and Insurance Brokerage Services generated approximately 62% of Aon’s total operating segment revenues for the first quarter 2007.  Revenues are generated primarily through:

•                  fees paid by clients

•                  commissions and fees paid by insurance and reinsurance companies

•                  interest income on funds held on behalf of clients.

Our revenues vary from quarter to quarter throughout the year as a result of:

•                  the timing of our clients’ policy renewals

•                  the net effect of new and lost business

•                  the timing of services provided to our clients

•                  the income we earn on investments, which is heavily influenced by short-term interest rates.

Our risk brokerage companies operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as individual brokers, agents, and direct writers of insurance coverage.  Specifically, this segment:

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

We review our revenue results using the following sub-segments:

•                  Risk Management and Insurance Brokerage – encompasses our retail brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services in the following areas:  Americas; United Kingdom; Europe, Middle East & Africa; and Asia Pacific.

•                  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization and evaluate and mitigate catastrophic loss exposures worldwide.

Revenue

This table shows Risk and Insurance Brokerage Services revenue by sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
First quarter ended March 31,	2007	2006	Change	Impact	& Transfers	Other	Growth

Americas	$519	$517	—%	—%	—%	(7)%	7%
United Kingdom	156	155	1	7	6	(1)	(11)
Europe, Middle East & Africa	434	374	16	8	2	3	3
Asia Pacific	100	88	14	5	(2)	3	8
Reinsurance	247	246	—	3	(2)	(1)	—
Total revenue	$1,456	$1,380	6%	4%	1%	(2)%	3%

•                  Americas revenue was essentially unchanged from last year.  Included in last year’s revenue is the $35 million gain on the contribution of Scandent preferred stock.  Offsetting that amount this year was 7% organic revenue growth, primarily in the U.S. and Latin America.

•                  U.K. revenue rose 1%, as favorable foreign exchange rates and acquisitions more than offset an organic revenue decline of 11%. Lower new business, soft market conditions and distractions related to the current restructuring all contributed to the organic revenue decline.

•                  Europe, Middle East & Africa revenue rose 16%, reflecting favorable foreign exchange rate impacts and 3% organic revenue growth, primarily due to a higher retention rate in Europe and strong growth in emerging markets.

•                  Asia Pacific’s 14% revenue growth was driven by organic growth in the emerging markets in Asia, partially offset by soft market conditions in Australia, and positive foreign exchange rate impacts.

•                  Reinsurance revenue was unchanged on both a reported and organic basis, primarily reflecting soft markets and higher cedant retentions across most areas of the business.

This table shows Risk and Insurance Brokerage Services revenue by geographic area.

	First quarter ended
	March 31,	March 31,	Percent
(millions)	2007	2006	Change

United States	$488	$493	(1)%
Americas, other than U.S.	130	120	8
United Kingdom	217	221	(2)
Europe, Middle East & Africa	512	446	15
Asia Pacific	109	100	9
Total revenue	$1,456	$1,380	6%

•                  U.S. revenues fell 1% as strong new business and effective renewal book management in U.S. retail was offset by last year’s gain on the contribution of our Scandent preferred stock.

•                  Americas other than U.S. revenue rose 8% due to growth in Latin America.

•                  The 2% decline in U.K. revenue reflects soft pricing and lower new business.

•                  Europe, Middle East & Africa and Asia Pacific revenue rose 15% and 9%, respectively, due to favorable foreign exchange rates and organic revenue growth.

Income Before Income Tax

First quarter pretax income was up slightly to $242 million.  Pretax margins were 16.6% and 17.4% for 2007 and 2006, respectively.  Organic revenue growth of 3% and lower restructuring and pension costs were offset by lower investment income (reflecting the gain on the contribution of the Scandent preferred stock) in 2006 and a $21 million reinsurance litigation settlement.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  Our Consulting segment:

•                  provides a broad range of consulting services

•                  generated 14% of Aon’s total operating segment revenue for the first quarter 2007.

We review our revenue results using the following sub-segments:

•                  Consulting services, which provide consulting services in six major practice areas:

1.               Employee Benefits advises clients about how to structure, fund and administer employee benefit programs that attract, retain and motivate employees.  Benefits consulting includes health and welfare, retirement, executive benefits, absence management, compliance, employer commitment, investment advisory and elective benefit services.

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

Revenue

This table shows Consulting revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
First quarter ended March 31,	2007	2006	Change	Impact	& Transfers	Other	Growth

Consulting services	$264	$238	11%	4%	4%	(1)%	4%
Outsourcing	65	70	(7)	3	—	1	(11)
Total revenue	$329	$308	7%	4%	2%	—%	1%

•                  Consulting Services revenue increased $26 million or 11% for the quarter.  Organic revenue growth was 4%, reflecting growth in our Financial Advisory and Litigation Consulting unit, the Asia Pacific region and  retirement consulting.  Revenue also increased due to favorable foreign exchange rates and the transfer in of certain small units from the Risk and Insurance Brokerage Service segment.

•                  Outsourcing revenue declined $5 million for the quarter.  Organic revenue growth was negative 11% driven by lower revenue from AT&T.  AT&T, which is our largest outsourcing client, terminated many services in a contract with us at the end of 2006.

This table shows Consulting revenue by geographic area.

	First quarter ended
	March 31,	March 31,	Percent
(millions)	2007	2006	Change

United States	$163	$165	(1)%
Americas, other than U.S.	30	30	—
United Kingdom	61	55	11
Europe, Middle East & Africa	62	52	19
Asia Pacific	13	6	117
Total revenue	$329	$308	7%

•                  The U.S. revenue decline was primarily caused by reduced outsourcing business triggered by the loss of AT&T as discussed above, partially offset by higher Financial Advisory and Litigation Consulting revenue.

•                  United Kingdom revenue rose 11% on a quarterly basis, driven principally by foreign exchange rates.

•                  Europe, Middle East & Africa increased 19% and Asia Pacific grew 117%, both due to favorable foreign exchange, the transfer in of certain small units from brokerage and organic revenue growth.

Income Before Income Tax

First quarter 2007 pretax income was up 57% to $47 million compared to $30 million in 2006.   Pretax margins for the quarter were 14.3% and 9.7% for 2007 and 2006, respectively.  The pretax income and margin improvement was principally driven by organic revenue growth, good expense management in the U.S., and $4 million lower restructuring costs.

Insurance Underwriting

The Insurance Underwriting segment:

•                  provides accident, health and life insurance coverage mostly through direct distribution networks, primarily through more than 7,000 career insurance agents working for our subsidiaries.  Our revenues are affected by our success in attracting and retaining these career agents.

•                  previously offered select commercial property and casualty business on a limited basis through managing general underwriters.  We have ceased writing property and casualty business and have placed all programs in runoff.

•                  has operations in the United States, Canada, Europe and Asia Pacific

•                  generated 24% of Aon’s total operating segment revenue for the first quarter 2007.

Revenue

Written premium and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums and fees.

We review our revenue results using the following sub-segments:

•                  Accident & Health and Life, through which we provide an array of accident, sickness, short-term disability and other insurance products.  Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation;

•                  Property and Casualty -  We have ceased writing property and casualty business.  This subsegment is entirely composed of runoff liabilities pertaining to various personal and commercial risks we formerly underwrote, such as:

•                  professional liability errors and omissions

•                  excess liability

•                  workers’ compensation

•                  commercial property and casualty risk.

This table shows Insurance Underwriting revenue by product sub-segment:

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
First quarter ended March 31,	2007	2006	Change	Impact	All Other	Growth (1)

Accident & Health and Life	$573	$481	19	2	2	15
Property & Casualty	1	14	(93)	N/A	N/A	N/A
Total revenue	$574	$495	16	2	1	13

(1)          Organic revenue growth for Property & Casualty is no longer meaningful as the remaining business is in run-off.

In the Accident & Health and Life business, revenue increased $92 million or 19% for the quarter, driven by strong growth in our Sterling Life Insurance subsidiary’s Medicare Advantage health product, favorable foreign exchange rates and higher investment income.  The decline in Property & Casualty is a direct result of ceasing writing new property and casualty business.

This table shows Insurance Underwriting revenue by geographic area.

	First quarter ended
	March 31,	March 31,	Percent
(millions)	2007	2006	Change

United States	$402	$333	21%
Americas, other than U.S.	53	51	4
United Kingdom	55	54	2
Europe, Middle East & Africa	39	35	11
Asia Pacific	25	22	14
Total revenue	$574	$495	16%

•                  U.S. revenue increased $69 million or 21% driven by growth in Sterling’s Medicare Advantage health product.

•                  Americas, other than U.S. revenues increased $2 million due to growth in Canada.

•                  United Kingdom revenue was generally consistent with prior years.

•                  Europe, Middle East & Africa and Asia Pacific revenue increased $4 million (11%) and $3 million (14%), respectively, due to the impact of foreign exchange rates and organic growth.

Income Before Income Tax

First quarter pretax income was $59 million and the pretax margin was 10.3%, compared to $53 million of pretax income with a 10.7% margin in the first quarter 2006.  The increase in pretax income is driven by growth in Accident & Health and Life, along with higher investment income, offset in part by lower results in Property & Casualty.  Pretax margins fell due to growth in our Medicare Advantage health product which has higher loss ratios.

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

Unallocated revenue included changes in the valuation of Endurance warrants.  Through March 31, 2006 we carried our investment in Endurance warrants at fair value and recorded changes in the fair value through unallocated investment income.  On March 31, 2006, the investment in Endurance warrants was contributed to our U.K. pension plans.

Private equities are principally carried at cost; however, where we have significant influence, they are carried under the equity method.  These investments usually do not pay dividends.  Limited partnerships (LP) are accounted for under the equity method and changes in the value of the underlying LP investments flow through unallocated investment income.

Unallocated revenue was $32 million for first quarter 2007 compared to $(3) million in the first quarter of 2006.  The increase was driven by:

•                  an increase in income from our PEPS I investment of $12 million

•                  negative mark-to-market adjustments of $17 million recorded in first quarter 2006 on our investment in Endurance warrants.  The warrants were contributed to the U.K. pension plans on March 31, 2006.

Unallocated expenses were $34 million compared to $23 million a year ago, resulting primarily from higher professional fees, including accounting and legal expenses associated with a review of historical equity compensation practices.

FINANCIAL CONDITION & LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the three months ended March 31, 2007 and 2006 are as follows:

(millions)Three months ended March 31,	2007	2006
Insurance Underwriting operating cash flows (including AWG for 2006)	$147	$190
All other operating cash flows	109	47
	256	237
Change in funds held on behalf of brokerage and consulting clients	560	460
Cash provided by operating activities	$816	$697

Insurance Underwriting operating cash flows

Our 2007 insurance underwriting operations include Accident & Health and Life and Property & Casualty businesses in run-off.  These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities. The 2006 cash flows include the operations of Aon Warranty Group (AWG) and Construction Program Group (CPG) sold on November 30, 2006.

The operating cash flow from our insurance subsidiaries, which also includes related unallocated items, was $147 million for 2007, a decrease of $43 million compared to 2006.  This decrease was primarily related to the sale of AWG and CPG and was partially offset by strong organic growth and advanced premiums. For 2007, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $590 million compared to $862 million in 2006.  Investment and other miscellaneous income received was $44 million and $62 million in 2007 and 2006, respectively.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes.  Claims and other cash benefits paid were $299 million in 2007 versus $347 million in 2006.  Commissions and general expenses paid were $179 million for 2007, compared to $361 million in 2006.  Tax payments for 2007 were $9 million compared to $26 million last year.

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

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related unallocated items, was $109 million in 2007 compared to $47 million in 2006.  These amounts exclude the change in funds held on behalf of clients as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.  Comparing 2007 to 2006, the net increase in cash from our Risk and Insurance Brokerage Services and Consulting segments and related unallocated items of $62 million was primarily related to timing of tax payments and organic revenue growth.

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

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) for:

•                  investing activities of $221 million. The investing activities cash flows usages included capital expenditures, net of disposals, of $35 million; and acquisition of subsidiaries of $190 million. The cash flows provided by investing activities included sales of investments, net of purchases, of $4 million.

•                  financing needs of $530 million.  Financing uses primarily included cash dividends paid to shareholders of $44 million, net share activity of $272 million, and debt repayments, net of issuance, of $214 million.

Financial Condition

Since year-end 2006, total assets increased $273 million to $24.6 billion.

Total investments at March 31, 2007 and December 31, 2006 were $7.7 billion and $7.6 billion, respectively.  Approximately 94% of our investment portfolio at quarter end was in short-term investments and fixed maturities, with approximately 100% of our fixed maturities rated investment grade.

	Amount Shown
	in Statement	Percentage
	of Financial	of Total
(millions)	Position	Investments
Fixed maturities - available for sale:
US government and agencies	$255	3%
States and political subdivisions	3	—
Debt securities of foreign governments not classified as loans	1,253	16
Corporate securities	878	12
Public utilities	81	1
Mortgage-backed and asset-backed securities	418	6
Total Fixed Maturities	2,888	38

Equity securities - available for sale:
Common stocks	57	1
Non-redeemable preferred stocks	1	—
Total Equity Securities	58	1

Policy loans	55	1
Other long-term investments
PEPS I Preferred Stock	217	3
Other	134	1
Total Other Long Term Investments	351	4
Total Other Investments	406	5

Short-term investments	4,314	56

TOTAL INVESTMENTS	$7,666	100%

Total receivables decreased $60 million in the first three months of 2007, primarily the result of the timing of cash receipts and the impact of foreign exchange rates.  Insurance premiums payable increased $706 million over the same period.  The difference between the change in receivables and premiums payable is reflected in a change in funds held on behalf of clients, which is a component of short-term investments.

Goodwill and intangible assets rose, in total, $216 million from year-end 2006 due primarily to recent acquisition activity.

Other assets decreased $50 million from December 31, 2006.  Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes.  The decrease is principally caused by a decrease in prepaid premiums and a lower current tax receivable.

General expense liabilities fell $364 million from December 31, 2006, partially as a result of paying annual incentives during the first quarter.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at March 31, 2007 was $2,073 million, a decrease of $212 million from December 31, 2006.  In January, we paid down $250 million of U.S. debt which had become due.  Also during the quarter we repaid most of our short-term debt.  Our Euro facility borrowings increased $85 million since December 31, 2006.

At March 31, 2007, we had a $600 million unused U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.

We also have several foreign credit facilities available.  At March 31, 2007, we had available to us:

•                  a five-year €650 million ($867 million) multi-currency facility of which $488 million was outstanding at March 31, 2007.  See Note 8 to the consolidated financial statements in our 2006 Form 10-K for further discussion of both the U.S. and Euro facilities;

•                  a £37.5 million ($74 million) facility, a 364-day 10 million Canadian dollar ($9 million) facility and a 364-day €25 million (U.S. $33 million) facility.

•                  a €20 million ($27 million) open-ended facility.

The major rating agencies’ ratings of our debt at May 4, 2007 appear in the table below.

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor’s	BBB+	Stable	A-2	Stable
Moody’s Investor Services	Baa2	Positive	P-2	Positive
Fitch, Inc.	BBB+	Stable	F-2	Stable

A downgrade in the credit ratings of our senior debt and commercial paper would:

•                  increase our borrowing costs and reduce our financial flexibility

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

Stockholders’ Equity

Stockholders’ equity increased $42 million from the fourth quarter 2006 to $5,260 million.  The change was driven primarily by $213 million of net income and an increase in foreign exchange gains, principally offset by $232 million of net treasury stock repurchases as a result of our stock repurchase program.

Accumulated other comprehensive loss decreased $89 million since December 31, 2006.  Net foreign exchange translation increased by $44 million because of the weakening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.  Changes in our postretirement plans decreased our accumulated other comprehensive loss by $38 million.

Our total debt as a percentage of total capital was 28.3% at March 31, 2007.  This is compared to our total debt as a percentage of total capital of 30.5% at year-end 2006.

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

Following the guidance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities and other relevant accounting guidance, we use special purpose entities (“SPEs”) and qualifying special purpose entities (“QSPEs”), also known as special purpose vehicles, in some of our operations.

Premium Financing

Certain of our U.S., U.K., Canadian and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under Statement No. 140.  These sales involve:

•                  special purpose entities which are considered QSPEs by Statement No. 140, and per Statement No. 140 should not be consolidated in the financial statements of a transferor or its affiliates (Aon’s subsidiaries).

•                  multi-seller, non-qualified bank commercial paper conduit SPEs (“Bank SPEs”) that are variable interest entities according to FIN 46.

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

Through the securitization agreements we, or one of our QSPEs, sell undivided interests in specified premium finance agreements to the Bank SPEs.  The total amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to $1.8 billion.  The Bank SPEs had advanced $1.5 billion and $1.7 billion at March 31, 2007 and December 31, 2006, respectively.  We can receive additional advances as:

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

We record at fair value our retained interest in the sold premium finance agreements, and report it in insurance brokerage and consulting services receivables in the condensed consolidated statements of financial position.  We also:

•                  retain servicing rights for sold agreements

•                  earn servicing fee income over the servicing period and include these servicing fees in the gain/loss calculation.

At March 31, 2007 and December 31, 2006, since the fair value of the servicing rights approximates the estimated costs to service the receivables, we have not recorded any servicing assets or liabilities.

We estimate fair value by discounting estimated future cash flows from the servicing rights and servicing costs using:

•                  discount rates that approximate current market rates

•                  expected future prepayment rates.

The Bank SPEs bear the credit risks on the receivables, subject to limited recourse in the form of credit loss reserves, which are covered by collateral enhancements.

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

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade.  As part of this transaction, the insurance companies had been required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  Beginning in July 2004, Aon Parent assumed this responsibility.  Commitments of $2 million were funded in 2007.  As of March 31, 2007, the unfunded commitments amounted to $44 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.  We have not included the assets, liabilities and operations of PEPS I in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment write-downs of $59 million, equal to the original cost of one tranche.  The preferred stock interest represents a beneficial interest in securitized limited partnership investments.  The fair value of the private preferred stock interests depends on the value of the limited partnership investments held by PEPS I.  These preferred stock interests have an unrealized investment gain as of March 31, 2007.  We assess other-than-temporary declines in the fair value below cost using a financial model that considers the:

•                  value of the underlying limited partnership investments of PEPS I

•                  nature and timing of the cash flows from the underlying limited partnership investments of PEPS I.

Reinsurance Guarantee

In connection with the AWG transaction, we issued an indemnification which protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured.  At December 31, 2006, we had recorded a $13 million liability, reflecting the fair value of this indemnification.  The value remained approximately $13 million as of March 31, 2007.  The indemnification represents the present value of the indemnification on the credit risk of the reinsurers.

Aon no longer reports reinsurance recoverables related to its property and casualty business, which was not part of the sale of AWG.  Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which amount to approximately $665 million at March 31, 2007.

Contractual Obligations

As noted previously, Aon adopted FIN48 in the first quarter of 2007.  As of March 31, 2007, we had $40 million of tax liabilities related to uncertain tax positions, which included interest and penalties.  Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, our ability to execute the stock repurchase program, our ability to obtain regulatory or legislative changes to permit continuous sales of our Medicare health product, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors and federal regulators, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the impact of the analyses of practices relating to stock options, the cost of resolution of other contingent liabilities and loss contingencies, and the difference in ultimate paid claims in our underwriting companies from actuarial estimates.

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

We are subject to foreign exchange rate risk from translating the financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the British pound, the Euro, the Canadian dollar, and the Australian dollar.  We use over-the-counter (“OTC”) options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of our foreign operations’ financial statements.

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At March 31, 2007, we have hedged approximately 71% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months.  We do not generally hedge exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates.  First quarter 2007 diluted earnings per share were positively impacted by $0.01 related to translation gains.

We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

Our businesses’ income is affected by changes in international and domestic short-term interest rates.  We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments.  A decrease in global short-term interest rates adversely affects our income.  This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the Continent of Europe.

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

Changes in internal control over financial reporting.  There were no changes in Aon’s internal control over financial reporting during first quarter 2007 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

Review by Independent Registered Public Accounting Firm

The condensed consolidated financial statements at March 31, 2007, and for the three months then ended, have been reviewed, prior to filing, by Ernst & Young LLP, Aon’s independent registered public accounting firm, and their report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Aon Corporation

We have reviewed the condensed consolidated statement of financial position of Aon Corporation (the Company) as of March 31, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006.   These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Aon Corporation as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, not presented herein, and in our report dated February 28, 2007 we expressed an unqualified opinion on those consolidated financial statements that included an explanatory paragraph regarding the Company’s change in its method of accounting for stock-based compensation and defined benefit and postretirement plans, and the restatement of its consolidated financial statements to record additional stock-based compensation expense.  In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

ERNST & YOUNG LLP

Chicago, Illinois

May 4, 2007

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 (Contingencies) to the condensed consolidated financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the first quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/07 – 1/31/07	5,354,300	$35.46	5,354,300	$737,786,851
2/1/07 – 2/28/07	2,262,800	$37.09	2,262,800	$653,857,235
3/1/07 – 3/31/07	1,888,000	$37.96	1,888,000	$582,186,696
Total	9,505,100	$36.35	9,505,100

(1) Does not include commissions paid to repurchase shares.

In 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  In fourth quarter 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through March 31, 2007, the Company has repurchased 38.6 million shares of common stock at an average price (excluding commissions) of $36.78 per share for an aggregate purchase price of $1,418 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $582 million, with no termination date.

ITEM 6.	EXHIBITS

Exhibits – The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

May 9, 2007	/s/ David P. Bolger
DAVID P. BOLGER
EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER, AND
CHIEF ADMINISTRATIVE OFFICER
(Principal Financial and Accounting Officer)

Aon CORPORATION

Exhibit Number

In Regulation S-K

Item 601 Exhibit Table

10.1	Employment Agreement dated as of March 17, 2006 between Aon Corporation and Michael D. Rice.

10.2	Supplemental Pension Agreement dated as of January 18, 2007 between Aon Corporation and Michael D. Rice.

10.3	Letter Agreement dated March 17, 2006 between Aon Corporation and Michael D. Rice.

12	Statements regarding Computation of Ratios

(a) Statement regarding Computation of Ratio of Earnings to Fixed Charges.

(b) Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code