Form 10-Q
period 2007-06-30
AON CORP
filed 2007-08-09
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Number of shares of common stock outstanding:

No. Outstanding
Class	as of 6-30-07
$1.00 par value Common	292,776,483

Part 1

Financial Information

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Jun. 30, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$2,920	$2,790
Equity securities at fair value	39	62
Short-term investments	4,199	4,323
Other investments	389	400
Total investments	7,547	7,575
Cash	406	281
Receivables
Risk and insurance brokerage services and consulting	8,951	8,707
Other receivables	304	325
Total receivables	9,255	9,032
Deferred Policy Acquisition Costs	562	541
Goodwill	4,739	4,532
Other Intangible Assets	202	147
Property and Equipment, net	526	504
Other Assets	1,554	1,706
TOTAL ASSETS	$24,791	$24,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Premiums Payable	$10,581	$9,704
Policy Liabilities
Future policy benefits	1,863	1,784
Policy and contract claims	640	656
Unearned and advance premiums	409	384
Other policyholder funds	27	25
Total Policy Liabilities	2,939	2,849
General Liabilities
General expenses	1,483	1,949
Short-term borrowings	4	42
Notes payable	2,182	2,243
Pension, post-employment and post-retirement liabilities	1,430	1,465
Other liabilities	828	848
TOTAL LIABILITIES	19,447	19,100
Stockholders’ Equity
Common stock - $1 par value	350	347
Additional paid-in capital	2,704	2,583
Accumulated other comprehensive loss	(928)	(1,010)
Retained earnings	5,303	4,992
Treasury stock at cost	(2,085)	(1,694)
TOTAL STOCKHOLDERS’ EQUITY	5,344	5,218
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,791	$24,318

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(millions except per share data)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenue
Commissions and fees	$1,781	$1,651	$3,516	$3,263
Premiums and other	573	472	1,112	936
Investment income	134	85	241	174
Total revenue	2,488	2,208	4,869	4,373

Expenses
Compensation and benefits	1,207	1,131	2,359	2,228
Other general expenses	477	459	987	920
Benefits to policyholders	355	261	678	515
Depreciation and amortization	49	55	99	110
Interest expense	34	34	69	65
Provision for New York and other state settlements	1	1	1	2
Total expenses	2,123	1,941	4,193	3,840

Income from continuing operations before provision for income tax and accounting change	365	267	676	533
Provision for income tax	127	92	226	185
Income from continuing operations	238	175	450	348

Income from discontinued operations	3	29	5	68
Provision for income tax	1	11	2	26
Income from discontinued operations, net of tax	2	18	3	42

Income before accounting change	240	193	453	390
Cumulative effect of a change in accounting principle, net of tax	—	—	—	1
Net income	$240	$193	$453	$391

Basic net income per share
Continuing operations	$0.80	$0.54	$1.52	$1.09
Discontinued operations	0.01	0.06	0.01	0.13
Cumulative effect of a change in accounting principle	—	—	—	—
Net income	$0.81	$0.60	$1.53	$1.22

Diluted net income per share
Continuing operations	$0.74	$0.52	$1.40	$1.01
Discontinued operations	0.01	0.05	0.01	0.12
Cumulative effect of a change in accounting principle	—	—	—	—
Net income	$0.75	$0.57	$1.41	$1.13

Cash dividends per share paid on common stock	$0.15	$0.15	$0.30	$0.30

Diluted average common and common equivalent shares outstanding	321.9	344.8	323.1	347.5

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

 Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Six Months Ended
	June 30,	June 30,
(millions)	2007	2006

Cash Flows from Operating Activities:
Net income	$453	$391
Adjustments to reconcile net income to cash provided by operating activities
Gain from disposal of operations	(4)	(1)
Depreciation and amortization of property, equipment and software	80	93
Stock compensation expense	107	78
Amortization of intangible assets	19	23
Valuation changes on investments, income on disposals and net bond amortization	(14)	(11)
Income taxes	134	(69)
Contribution to major defined benefit pension plans (in excess of) less than expense	(45)	21
Cash paid in excess of expense for 2005 restructuring plan	(20)	(34)
Provision for New York and other state settlements	1	2
Change in funds held on behalf of brokerage and consulting clients	450	300
Changes in insurance underwriting assets and liabilities:
Operating receivables	59	65
Other assets including prepaid premiums	39	30
Deferred policy acquisition costs	(11)	(70)
Policy liabilities	45	259
Other liabilities	(11)	(25)
Changes in other assets and liabilities:
Accrued compensation and general expenses	(443)	(207)
Other assets and liabilities- net	12	47
Cash Provided by Operating Activities	851	892

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	51	122
Calls and prepayments	48	108
Sales	337	891
Equity securities	30	1
Other investments	23	18
Purchase of investments
Fixed maturities	(554)	(1,219)
Equity securities	—	(9)
Other investments	(6)	(9)
Short-term investments - net	209	(176)
Acquisition of subsidiaries	(206)	(108)
Proceeds from sale of operations	39	20
Property and equipment and other - net	(82)	(71)
Cash Used by Investing Activities	(111)	(432)

Cash Flows from Financing Activities:
Issuance of common stock	19	46
Treasury stock transactions - net	(492)	(424)
Repayment of short-term borrowings - net	(38)	14
Issuance of long-term debt	660	381
Repayment of long-term debt	(696)	(430)
Cash dividends to stockholders	(88)	(96)
Cash Used by Financing Activities	(635)	(509)

Effect of Exchange Rate Changes on Cash	20	(2)
Increase (Decrease) in Cash	125	(51)
Cash at Beginning of Period	281	476
Cash at End of Period	$406	$425

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon”) considers necessary for a fair presentation.  Operating results for the second quarter and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2006 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except as described in Note 13.

2.                                       New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value.  Statement No. 159 is effective for fiscal years beginning after November 15, 2007 and early adoption is permitted.  The impact of Statement No. 159 on Aon has not yet been determined.

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

The following table summarizes stock-based compensation expense related to all share-based payments recognized in the condensed consolidated statements of income in compensation and benefits (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
RSUs	$25	$21	$60	$51
Performance plans	23	10	32	12
Stock options	7	6	13	13
Employee stock purchase plan	1	1	2	2
Stock-based compensation expense included in compensation and benefits	$56	$38	$107	$78

Stock Awards

Stock awards, in the form of RSUs, are granted to certain executives and key employees of Aon.  Prior to 2006, RSUs granted to employees were service-based.  Beginning with awards granted in 2006, awards to employees may consist of both performance-based RSUs and service-based RSUs.  For service-based awards, employees are generally required to complete three continuous years of service before stock awards begin to vest in increments until the completion of a 10-year period of continuous employment.  Beginning in 2002, a large number of awards have been granted that vest in various patterns over five years from the date of grant.  For most employees, individual incentive compensation over $50,000 is paid partially in RSUs, which vest over three years.  In general, most stock awards are issued as they become vested.  In years prior to 2006, in certain circumstances, an employee was able to elect to defer the receipt of vested shares to a later date.  With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards.  The compensation cost associated with each stock award is deferred and amortized over the period of continuous employment using the straight-line method.  Dividend equivalents are paid on certain service-based RSUs.

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

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	Six months ended June 30,
	2007	2006
Potential RSUs to be issued based on current performance levels	4,971	2,505
Shares forfeited during the period	—	9
RSUs awarded during the period	9	30
Unamortized expense, based on current performance levels	$128	$92

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

Six months ended June 30,	2007		2006
		Fair		Fair
	Shares	Value	Shares	Value
Non-vested at beginning of period	12,870	$28	11,641	$25
Granted	3,625	38	2,985	38
Vested	(1,702)	28	(1,375)	24
Forfeited	(233)	30	(282)	29
Non-vested at end of period	14,560	$30	12,969	$28

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

Upon the adoption of Statement No. 123(R) on January 1, 2006, Aon changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon’s pro forma information required under Statement No. 123.  Lattice-based option valuation models utilize a range of assumptions over the expected term of the options.  Expected volatilities are based on the average of the historical volatility of Aon’s stock price and the implied volatility of traded options and Aon’s stock.  Aon uses historical data to estimate option exercise and employee terminations within the valuation model, stratifying between executives and key employees.  The expected dividend yield assumption is based on the company’s historical and expected future dividend rate.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended June 30,
Key employees	2007	2006
Weighted average volatility	27.1%	28.5%
Expected dividend yield	1.6%	2.3%
Risk-free rate	4.6%	4.7%

Weighted average expected life, in years	5.8	6.0
Weighted average estimated fair value	$12.54	$9.96

	Six months ended June 30,
	2007		2006
	Executives	Key Employees	Executives	Key Employees
Weighted average volatility	26.2%	26.8%	30.5%	29.6%
Expected dividend yield	1.7%	1.6%	2.3%	2.3%
Risk-free rate	4.7%	4.6%	4.4%	4.5%

Weighted average expected life, in years	4.6	5.8	5.0	6.0
Weighted average estimated fair value	$9.58	$11.65	$11.08	$10.78

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning outstanding	32,889	$30	34,851	$29
Granted	1,809	40	2,804	39
Exercised	(4,771)	28	(3,153)	28
Forfeited and expired	(396)	32	(598)	29
Outstanding at end of period	29,531	$31	33,904	$30
Exercisable at end of period	17,374	$31	19,225	$32

The weighted average remaining contractual life, in years, of outstanding options was 5.4 years and 5.7 years at June 30, 2007 and 2006, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $42.61 as of June 30, 2007, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2007, the aggregate intrinsic value of options outstanding was $355 million, of which $201 million was exercisable.

The aggregate intrinsic value of options exercised during the second quarter and six months ended June 30, 2007 were $40 million and $59 million, respectively, and for the second quarter and six months ended June 30, 2006 were $12 million and $41 million, respectively.

Unamortized deferred compensation expense, which includes both options and awards, amounted to $370 million as of June 30, 2007, with a remaining weighted-average amortization period of approximately 2.8 years.

Cash received from the exercise of stock options was $139 million and $95 million during the six months ended June 30, 2007 and 2006, respectively.  The tax benefit realized from stock options exercised in the first six months of 2007 and 2006 was $25 million and $21 million, respectively.

During the first six months ended June 30, 2007, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

4.             Income Per Share

Income per share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(millions, except per share data)	2007	2006	2007	2006
Income from continuing operations	$238	$175	$450	$348
Income from discontinued operations, net of tax	2	18	3	42
Cumulative effect of a change in accounting principle, net of tax	—	—	—	1
Net income for basic per share calculation	240	193	453	391
Interest expense on convertible debt securities, net of tax	2	2	3	3
Net income for diluted per share calculation	$242	$195	$456	$394

Basic shares outstanding	296	320	297	322
Effect of convertible debt securities	12	14	13	14
Common stock equivalents	14	11	13	12
Diluted potential common shares	322	345	323	348
Basic net income per share:
Continuing operations	$0.80	$0.54	$1.52	$1.09
Discontinued operations	0.01	0.06	0.01	0.13
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	$0.81	$0.60	$1.53	$1.22
Diluted net income per share:
Continuing operations	$0.74	$0.52	$1.40	$1.01
Discontinued operations	0.01	0.05	0.01	0.12
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	$0.75	$0.57	$1.41	$1.13

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 7 million and 5 million at June 30, 2007 and 2006, respectively.  For six months ended June 30, 2007 and 2006, the number of options excluded was 7 million and 4 million, respectively.

During the second quarter 2007, certain holders of Aon’s $300 million 3.5% convertible debt securities due November 2012 converted their holdings into Aon common stock.  $57 million was converted, resulting in the issuance of approximately 2.7 million shares.

5.             Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2007	2006	2007	2006
Net income	$240	$193	$453	$391
Net derivative gains (losses)	—	8	(2)	8
Net unrealized investment losses	(37)	(12)	(28)	(43)
Net foreign exchange gains	18	106	62	131
Change in postretirement plans	12	—	50	—
Comprehensive income	$233	$295	$535	$487

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	June 30, 2007	December 31, 2006
Net derivative gains	$13	$15
Net unrealized investment gains	45	73
Net foreign exchange translation	180	118
Postretirement plans	(1,166)	(1,216)
Accumulated other comprehensive loss	$(928)	$(1,010)

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

Revenue by subsegment is as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2007	2006	2007	2006
Risk management and insurance brokerage:
Americas	$618	$581	$1,137	$1,098
United Kingdom	218	191	374	346
Europe, Middle East & Africa	307	270	741	644
Asia Pacific	138	129	238	217
Reinsurance brokerage and related services	234	214	481	460
Total Risk and Insurance Brokerage Services	1,515	1,385	2,971	2,765

Consulting services	269	237	533	475
Outsourcing	56	72	121	142
Total Consulting	325	309	654	617

Accident & Health and Life	611	499	1,184	980
Property & Casualty	(1)	6	—	20
Total Insurance Underwriting	610	505	1,184	1,000

Intersegment revenues	(6)	(9)	(16)	(24)
Total operating segments	2,444	2,190	4,793	4,358
Unallocated income	44	18	76	15

Total revenue	$2,488	$2,208	$4,869	$4,373

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

	Risk and Insurance				Insurance
	Brokerage Services		Consulting		Underwriting
Three months ended June 30: (millions)	2007	2006	2007	2006	2007	2006
Revenue
United States	$545	$517	$165	$175	$434	$349
Americas, other than U.S.	176	159	31	29	55	52
United Kingdom	266	243	67	56	51	46
Europe, Middle East & Africa	373	326	50	41	43	35
Asia Pacific	155	140	12	8	27	23
Total revenue	$1,515	$1,385	$325	$309	$610	$505

Income before income tax	$278	$215	$44	$23	$67	$75

	Risk and Insurance				Insurance
	Brokerage Services		Consulting		Underwriting
Six months ended June 30: (millions)	2007	2006	2007	2006	2007	2006
Revenue
United States	$1,033	$1,010	$328	$340	$836	$682
Americas, other than U.S.	306	279	61	59	108	103
United Kingdom	483	464	128	111	106	100
Europe, Middle East & Africa	885	772	112	93	82	70
Asia Pacific	264	240	25	14	52	45
Total revenue	$2,971	$2,765	$654	$617	$1,184	$1,000

Income before income tax	$520	$455	$91	$53	$126	$128

A reconciliation of segment income before income tax to income from continuing operations before provision for income tax is as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2007	2006	2007	2006
Risk and Insurance Brokerage Services	$278	$215	$520	$455
Consulting	44	23	91	53
Insurance Underwriting	67	75	126	128
Segment income before income tax	389	313	737	636
Unallocated income	44	18	76	15
Unallocated expenses	(34)	(30)	(68)	(53)
Interest expense	(34)	(34)	(69)	(65)
Income from continuing operations before provision for income tax	$365	$267	$676	$533

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

The changes in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2007 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Insurance Underwriting	Total
Balance as of December 31, 2006	$4,142	$379	$11	$4,532
Goodwill acquired	134	—	—	134
Goodwill related to disposals	(7)	—	—	(7)
Goodwill related to a previous business combination (Note 8)	(7)	—	—	(7)
Foreign currency revaluation	83	4	—	87
Balance as of June 30, 2007	$4,345	$383	$11	$4,739

Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” include client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of June 30, 2007
Gross carrying amount	$213	$23	$302	$538
Accumulated amortization	170	22	144	336
Net carrying amount	$43	$1	$158	$202

(millions)	Customer Related and Contract Based	Present Value of Future Profits	Marketing, Technology and Other	Total
As of December 31, 2006
Gross carrying amount	$232	$23	$245	$500
Accumulated amortization	203	21	129	353
Net carrying amount	$29	$2	$116	$147

Amortization expense for intangible assets for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $40 million, $35 million, $33 million, $29 million and $24 million, respectively.

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

The following is a summary of second quarter and six months 2007, as well as inception to date, restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative:

	Actual
			2007
	2005	2006	1st Qtr.	2nd Qtr.	Six Months	Inception to Date	Estimated Total
Workforce reduction	$116	$116	$3	$15	$18	$250	$253
Lease consolidation	20	27	3	8	11	58	59
Asset impairments	17	12	2	1	3	32	32
Other related expenses	5	12	2	2	4	21	21
Total restructuring and related expenses	$158	$167	$10	$26	$36	$361	$365

The following is a summary of restructuring and related expenses incurred and estimated to be incurred by segment through the end of the restructuring initiative:

	Actual
			2007
	2005	2006	1st Qtr.	2nd Qtr.	Six Months	Inception to Date	Estimated Total
Risk and Insurance Brokerage Services	$143	$136	$7	$21	$28	$307	$310
Consulting	8	20	2	4	6	34	35
Insurance Underwriting	3	8	1	1	2	13	13
Unallocated	4	3	—	—	—	7	7
Total restructuring and related expenses	$158	$167	$10	$26	$36	$361	$365

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at December 31, 2005	$116
Expensed in 2006	155
Cash payments in 2006	(141)
Foreign currency revaluation	4
Balance at December 31, 2006	134
Expensed in 2007	33
Cash payments in 2007	(53)
Foreign currency revaluation	(3)
Balance at June 30, 2007	$111

Restructuring Charges — Prior Years

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (“A&A”) and Bain Hogg.  During second quarter and six months 2007, Aon made payments of $1 million and $3 million, respectively, for these liabilities.  In the second quarter, the Company determined that certain of these reserves were no longer required.  Accordingly, the Company recorded an adjustment to decrease the restructuring reserve and the corresponding goodwill that was established when the transaction occurred in 1997.  The remaining liability of $12 million is primarily for lease abandonments and is being paid out over several years, as planned.

Aon’s unpaid liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

9.             Capital Stock

During the first six months of 2007, Aon issued 295,000 new shares of common stock for employee benefit plans and 98,000 shares in connection with the employee stock purchase plans.  In addition, Aon reissued 6.2 million shares of treasury stock for employee benefit programs and 131,000 shares in connection with the employee stock purchase plans.

During the second quarter 2007, certain holders of Aon’s $300 million 3.5% convertible debt securities due November 2012 converted their holdings into Aon common stock.  $57 million was converted, resulting in the issuance of approximately 2.7 million shares.

In November 2006, Aon announced that its Board of Directors had increased the authorized repurchase program to $2 billion.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for use in connection with employee stock plans and for other corporate purposes.  The Company repurchased approximately 6.7 million shares at a total cost of $279 million in second quarter 2007.  For the first six months of 2007, the Company repurchased approximately 16.2 million shares at a cost of $625 million.

There are also 22.4 million shares of common stock held in treasury at June 30, 2007 which are restricted as to their reissuance.

10.           Disposal of Operations

Continuing Operations

In second quarter 2007, Aon sold Media Professionals, Inc., a managing general underwriter, which was included in the Risk and Insurance Brokerage Services segment.  A pretax gain of $26 million was recognized on this sale, which was included in other general expenses in the condensed consolidated statement of income.  Aon has a continuing revenue sharing agreement with the disposed business, and therefore this business does not qualify as a discontinued operation.  Also in second quarter 2007, Aon sold 25% of its Botswana subsidiary, which is included in the Risk and Insurance Brokerage Services segment.  A pretax gain of $4 million was recognized on the sale, which also was included in other general expenses.

Discontinued Operations

In 2006, Aon sold the following businesses:

•                  Aon Warranty Group (“AWG”) and its worldwide warranty and credit operations, which was previously included in the Insurance Underwriting segment.  Included in discontinued operations was pretax income of $21 million and $47 million for the three and six months ended June 30, 2006.  A pretax gain of $16 million was recognized on the sale in fourth quarter 2006.

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

Aon’s insurance subsidiaries are involved in both the cession and assumption of reinsurance with other companies.  Aon’s reinsurance consists primarily of certain newer accident and health initiatives, as well as certain property and casualty lines that are in runoff.  Aon’s insurance subsidiaries remain liable to the extent that the reinsurers are unable to meet their obligations.  In connection with the sale of AWG, Aon sold Virginia Surety Company (“VSC”).  VSC will continue to remain liable to policyholders to the extent reinsurers of the property and casualty business do not meet their obligations.  As a result, Aon no longer reports reinsurance recoverables related to its property and casualty business, which was not part of the sale of AWG.  Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which amounts to $976 million at June 30, 2007.

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

As of June 30, 2007, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $78 million.  Reinsurance recoverables and other assets related to these liabilities are $91 million.  The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regard to asbestos, pollution and other health exposures.  Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of all these businesses are classified as discontinued operations, and prior year’s operating results have been reclassified to discontinued operations, as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2007	2006	2007	2006
Revenues:
AWG	$—	$310	$—	$603
CPG	—	57	—	122
Total	$—	$367	$—	$725

Pretax income:
Operations:
AWG	$—	$21	$—	$47
CPG	—	9	—	21
Other	—	(1)	1	(1)
	—	29	1	67
Gain on sale	3	—	4	1
Total	$3	$29	$5	$68

After-tax income (loss):
Operations	$—	$18	$—	$43
Sale	2	—	3	(1)
Total	$2	$18	$3	$42

11.           Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) Three months ended June 30,	2007	2006	2007	2006
Service cost	$14	$17	$1	$1
Interest cost	24	25	1	1
Expected return on plan assets	(30)	(29)	—	—
Amortization of prior service cost	(3)	—	—	—
Amortization of net loss	11	12	—	—
Net periodic benefit cost	$16	$25	$2	$2

	Pension Benefits		Other Benefits
(millions) Six months ended June 30,	2007	2006	2007	2006
Service cost	$28	$33	$1	$1
Interest cost	49	50	2	2
Expected return on plan assets	(60)	(57)	—	—
Amortization of prior service cost	(7)	—	—	—
Amortization of net loss	22	23	—	—
Net periodic benefit cost	$32	$49	$3	$3

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located primarily in the U.K. and The Netherlands:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
(millions)	2007	2006	2007	2006
Service cost	$4	$17	$17	$32
Interest cost	63	54	125	107
Expected return on plan assets	(74)	(56)	(146)	(110)
Amortization of net loss	8	22	27	44
Net periodic benefit cost	$1	$37	$23	$73

As previously disclosed in its 2006 financial statements, Aon currently expects to contribute $36 million in 2007 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $5 million to fund other postretirement benefit plans.  As of June 30, 2007, contributions of $3 million have been made to the U.S. pension plans and $3 million to other postretirement benefit plans.

Aon previously disclosed in its 2006 financial statements that it expected to contribute $197 million in 2007 to its major international defined benefit pension plans.  Based on current rules and assumptions, Aon now plans to contribute approximately $161 million to its major international defined pension plans during 2007.  As of June 30, 2007, $97 million has been contributed.

In March 2007, the trustees of Aon’s U.K. pension plans approved the Company’s proposal to cease crediting future pension plan benefits relating to salary and service, effective April 1, 2007.  Future pension provisions will be provided under the defined contribution section of the Aon U.K. Pension Scheme.  As a result of the adoption of these changes, the Company remeasured its U.K. defined benefit pension plans, which resulted in an improvement in the funded status of these plans, and decreased other comprehensive loss by an after tax amount of $20 million.  In accordance with FASB Statement No. 87, Employers’ Accounting for Pensions, unrecognized gains and losses in the U.K. pension plans are now amortized over the average remaining life expectancy of participants instead of the average remaining service period of employees, which was previously used.

12.           Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss as of June 30, 2007.

	Investment Grade
($ in millions)	0-6 Months	6-12 Months	>12 Months	Total
FIXED MATURITIES
U.S. government and agencies
# of positions	5	3	32	40
Fair Value	$22	$9	$156	$187
Amortized Cost	22	9	162	193
Unrealized Loss	—	—	(6)	(6)
Foreign governments
# of positions	44	23	87	154
Fair Value	$243	$430	$559	$1,232
Amortized Cost	248	446	581	1,275
Unrealized Loss	(5)	(16)	(22)	(43)
Corporate securities
# of positions	143	34	287	464
Fair Value	$308	$57	$545	$910
Amortized Cost	317	59	571	947
Unrealized Loss	(9)	(2)	(26)	(37)
Mortgage- and asset-backed securities
# of positions	152	22	307	481
Fair Value	$211	$14	$185	$410
Amortized Cost	215	15	192	422
Unrealized Loss	(4)	(1)	(7)	(12)

TOTAL FIXED MATURITIES
# of positions	344	82	713	1,139
Fair Value	$784	$510	$1,445	$2,739
Amortized Cost	802	529	1,506	2,837
Unrealized Loss	(18)	(19)	(61)	(98)

% of Total Unrealized Loss	18%	19%	61%	98%

	Non-Investment Grade
	0-6 Months	6-12 Months	>12 Months	Total
EQUITY SECURITIES
# of positions	—	3	—	3
Fair Value	$—	$35	$—	$35
Amortized Cost	—	37	—	37
Unrealized Loss	—	(2)	—	(2)

% of Total Unrealized Loss	—	2%	—	2%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade.  Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $98 million gross unrealized loss at June 30, 2007, and is subject to interest rate, market, and credit risks.  No single position had an unrealized loss greater than $7 million. With a carrying value of $2,920 million at June 30, 2007, Aon’s total fixed-maturity portfolio is approximately 100% investment grade based on market value.  Fixed-maturity securities with an unrealized loss are 100% investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non-publicly-traded fixed maturity portfolio had a carrying value of $221 million.  Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded.  This portfolio had $2 million of gross unrealized losses at June 30, 2007, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon reviews invested assets with material unrealized losses each quarter.  Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in Aon’s 2006 Annual Report on Form 10-K for further information.

13.           Uncertain Tax Positions

Aon adopted the provisions of FASB Interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007.  As a result of the implementation of FIN 48, Aon did not recognize any material adjustments in the liability for unrecognized tax benefits.  As of March 31, 2007, Aon had $61 million of gross unrecognized tax benefits, $49 million of which would affect the effective tax rate if recognized. There were no material changes to these amounts in second quarter 2007.

Aon recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes.  As of March 31, 2007, Aon had accrued $8 million for the payment of interest and penalties, which is included as a component of the $61 million of total unrecognized tax benefits noted above. There were no material changes to these amounts in second quarter 2007.

Aon has substantially concluded all U.S. federal income tax matters for years through 2004.  Substantially, all material state and local income tax jurisdiction examinations have been concluded for years through 2001.  Aon’s primary international jurisdictions have concluded income tax examinations through 2000.

14.           Endurance Warrants and Common Stock Investment

In 2001, Aon invested $227 million in the common stock of Endurance Specialty Holdings, Ltd. (“Endurance”), a Bermuda-based insurance and reinsurance company.  Aon sold virtually all of its common stock investment in Endurance in 2004.  In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allowed Aon to purchase additional Endurance common stock through December 2011.  These warrants met the definition of a derivative, which required them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis.  On March 31, 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans.  The warrants had a fair value of approximately $73 million at March 31, 2006.  The change in the fair value of the warrants from December 31, 2005 was a decrease of $17 million, and was included in investment income for the six months ended June 30, 2006.

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

Beginning in June 2004, a number of other putative class actions were filed against Aon and other companies by purported classes of clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories.  These actions are currently pending in state court in California and in federal court in New Jersey.  In the New Jersey federal class actions, the Court on April 5, 2007 dismissed, without prejudice, the plaintiffs’ federal antitrust and RICO claims.  The Court granted plaintiffs one opportunity to replead their claims, and Aon and other defendants have moved to dismiss the new complaints.  Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

16.           Subsequent Event

On July 31, 2007, the Company announced that it is considering strategic options for Combined Insurance Company of America and its subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections.  First, key recent events are described that have affected or will affect our financial results during 2007.  We then review our consolidated results and segments with comparisons for the second quarter and six-months 2007 to the corresponding periods in 2006.  We then discuss our financial condition and liquidity as well as information on our off balance sheet arrangements.  The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Strategic Alternatives for Combined Insurance Company of America

Restructuring Initiatives

Recent Regulatory and Legislative Activity

Acquisitions and Dispositions of Various Businesses

Distributions from PEPS I

Stock Repurchase Program

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

Short-term Borrowings and Notes Payable

Stockholders’ Equity

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

Strategic Alternatives for Combined Insurance Company of America

In July 2007, we announced that we are considering strategic options for Combined Insurance Company of America (“CICA”) and its subsidiaries.  Preparations are being made for a spin-off of CICA to our shareholders, but we anticipate receiving inquiries from potential buyers and are prepared to respond accordingly.

CICA and its subsidiaries, including Sterling Life Insurance Company (“Sterling”), provide accident, health and life insurance coverage in the U.S., Canada, Europe and Asia Pacific primarily through more than 7,000 career insurance agents.

Restructuring Initiatives

In 2005, we began executing a broad restructuring initiative to reduce our fixed cost base and increase efficiency.  This three-year plan has evolved as new opportunities have been identified and existing initiatives have been finalized.  We expect the remaining portion to cost $4 million during 2007, which is in addition to the $361 million expensed through June 30, 2007.  Restructuring costs include workforce reductions, lease consolidation costs, asset impairments, and other expenses.  Additional cost-saving initiatives will be executed beyond this formalized restructuring plan, though those costs are not considered within the definition of the restructuring.  For the second quarter 2007, we estimated restructuring benefits were approximately $58 million.  These initiatives are expected to lead to annualized cost savings of approximately $280 million by 2008.

We estimate 3,600 positions will be eliminated as a result of this initiative.  As of June 30, 2007, approximately 3,100 of these eliminations had already occurred.  Further, office closures require that we recognize losses on subleases or lease buy-outs, and may also trigger asset impairments.

The following table details the restructuring and related expenses we incurred through second quarter 2007 and our estimates for the remainder of 2007 by geographic region:

(millions)	United States	Americas, other than U.S.	United Kingdom	Europe, Middle East & Africa	Asia Pacific	Total
2005	$28	$6	$92	$31	$1	$158
2006	66	3	56	35	7	167
1st quarter 2007	4	—	5	2	(1)	10
2nd quarter 2007	12	—	13	1	—	26
Total incurred inception-to-date	110	9	166	69	7	361
Remainder of 2007 (estimated)	3	—	1	—	—	4
Total expenses	$113	$9	$167	$69	$7	$365

The following table summarizes the restructuring costs incurred through second quarter 2007 and our estimated expenses for the remainder of 2007, by type.

	Actual
(millions)	2005	2006	1st Quarter 2007	2nd Quarter 2007	Inception to date	Estimated Remainder of 2007 (1)	Total
Workforce reduction	$116	$116	$3	$15	$250	$3	$253
Lease consolidation	20	27	3	8	58	1	59
Asset impairments	17	12	2	1	32	—	32
Other related expenses	5	12	2	2	21	—	21
Total expenses	$158	$167	$10	$26	$361	$4	$365

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

The following table details the restructuring and related expense by segment:

	Actual
(millions)	2005	2006	1st Quarter 2007	2nd Quarter 2007	Inception to date	Estimated Remainder of 2007	Total

Risk and Insurance Brokerage Services	$143	$136	$7	$21	$307	$3	$310
Consulting	8	20	2	4	34	1	35
Insurance Underwriting	3	8	1	1	13	—	13
Unallocated	4	3	—	—	7	—	7
Total expenses	$158	$167	$10	$26	$361	$4	$365

Recent Regulatory and Legislative Activity

A substantial portion of CICA’s revenue growth over the past two years has been generated by its Sterling unit and the bulk of that growth was generated from its Medicare Advantage (“MA”) products which are Private-Fee-For Service plans (“PFFS plans”).   Sterling’s revenue accounted for 34% of CICA’s total revenue during the second quarter 2007 and 92% of that revenue was generated by its PFFS Plans.  Below is a summary of Sterling’s revenue and their PFFS plans as it relates to CICA as a whole.

	Second quarter ended June 30,		Six months ended June 30,		Year Ended December 31,
	2007	2006	2007	2006	2006	2005

Sterling’s MA Plans	$190	$96	$341	$178	$437	$221
Other Sterling products	16	21	34	39	71	74
Sterling total revenue	206	117	375	217	508	295

All other CICA products	405	382	809	763	1,497	1,510
CICA total revenue	$611	$499	$1,184	$980	$2,005	$1,805

Sterling as a % of CICA revenue	34%	23%	32%	22%	25%	16%
MA products as a % of CICA revenue	31%	19%	29%	18%	22%	12%

As shown above, approximately 92% of Sterling’s total revenue during the second quarter 2007 was generated by its PFFS plans and its Medicare Part D prescription drug plans. Most aspects of these plans are regulated by the federal government, through the Centers for Medicare and Medicaid Services (“CMS”).

Prior to July 2006, Sterling was authorized to market and enroll beneficiaries within MA products year-round, but that authorization was due to expire and change to an open enrollment period of only November 15th through December 31st of each year, with a switch enrollment period of January through March of each year. Federal legislation that passed in late 2006 extended year-round enrollment (through 2008) for certain health plans like those marketed by Sterling. In July of 2007, that legislation was repealed.  Accordingly, beginning on August 1, 2007, Sterling and all other MA plans no longer have the ability to enroll beneficiaries within their plans all year long.

In 2008 and beyond, Sterling and all other MA plans will be permitted to enroll Medicare beneficiaries until March 31st of a calendar year, unless a special enrollment period applies.  Additionally, Sterling will be able to enroll year-round those individuals just becoming eligible for Medicare.

On June 15, 2007, Sterling voluntarily agreed, upon CMS’s request of Sterling and other private fee-for-service providers, to temporarily suspend marketing activities of non-group, individual PFFS plans effective June 22, 2007.  Sterling is continuing its cooperative work with CMS to gain approval that Sterling’s systems and management controls meet all of the conditions specified by CMS in a 2008 Call Letter and May 25, 2007 guidance, which we call collectively the “Conditions” and is working with CMS to re-commence sales.

We believe the recent repeal of all year open enrollment and the voluntary commitment to CMS to suspend marketing will have an adverse impact on Sterling’s revenue growth opportunity, or at least the consistency of this growth, throughout the year.  Though revenue is not anticipated to decline as a result of the foregoing matter discussed above, Sterling’s primary revenue growth opportunities will now largely be contained to its sales activities of MA products in the first quarter of future years beginning in 2008 (coinciding with the open enrollment period).

Acquisitions and Dispositions of Various Businesses

We continually review our portfolio of businesses, making acquisitions where we think it will help us deliver distinctive client value, as well as exploring strategic alternatives of businesses we currently have.  For 2006 in total, we spent $138 million for acquisitions.  In the first six months of 2007, we spent $203 million for 2007 acquisitions.  We increased our position in the U.K. affinity market by purchasing Footman James, and our technology platform was strengthened through the acquisition of Valley Oak Systems in the U.S.

In second quarter 2007, Aon sold the assets and operations of Media Professional Insurance, Inc. (“Media Pro”), a managing general underwriter specializing in professional liability lines of business, which is included in our Risk and Insurance Brokerage Services segment.  This disposition resulted in a $26 million gain, which is included in other general expenses in the condensed consolidated statement of income.  We have a continuing revenue sharing arrangement, and therefore this business does not qualify as a discontinued operation.

We sold a 25% stake in our Botswana brokerage subsidiary.  This disposition resulted in a $4 million gain, which is included in other general expenses within our Risk and Insurance Brokerage Services segment.

During first quarter 2006, we completed the sale of a non-core brokerage business in Australia.  In fourth quarter 2006, we completed the sale of our AWG and CPG businesses.  The results of those businesses through the date of sale are shown as discontinued operations in our condensed consolidated statements of income.

Distributions from PEPS I

We received income distributions from our preferred investment in Private Equity Partnership Structures I, LLC (“PEPS I”) of $26 million during the second quarter and $39 million for the first six months of 2007, which were recorded in investment income.  Prior to 2007, income distributions received from PEPS I were limited to interest payments on various PEPS I debt instruments.  Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, paid preferred income distributions.  Receipt of additional preferred returns is dependent on the performance of the limited partnership (LP) interests underlying PEPS I and is expected to vary from period to period. We do not control the timing of this distribution.

Share Repurchase Program

We are currently authorized to repurchase $2 billion of Aon’s common stock.  Pursuant to this program, during the first six months 2007, we repurchased 16.2 million shares at a cost of $625 million.  Since the program began, we have now repurchased 45.3 million shares at a cost of $1,697 million.  Of the shares repurchased since the program’s inception, we have reissued approximately 10.5 million shares for stock options, stock awards and other benefit plans.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include pensions, contingencies, policy liabilities, valuation of investments, intangible assets, share-based payments and income taxes, as discussed in our 2006 Annual Report on Form 10K.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information.

We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations.  Organic revenue growth excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses, and unusual items.  Organic revenue growth for the insurance underwriting segment is based on written premiums.

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

Consolidated Results

The following table and commentary provide selected consolidated financial information.

	Second Quarter Ended			Six Months Ended
(millions)	June 30, 2007	June 30, 2006	Percent Change	June 30, 2007	June 30, 2006	Percent Change
Revenue
Commissions and fees	$1,781	$1,651	8%	$3,516	$3,263	8%
Premiums and other	573	472	21	1,112	936	19
Investment income	134	85	58	241	174	39
Total revenue	2,488	2,208	13	4,869	4,373	11

Expenses
Compensation and benefits	1,207	1,131	7	2,359	2,228	6
Other general expenses	477	459	4	987	920	7
Benefits to policyholders	355	261	36	678	515	32
Depreciation and amortization	49	55	(11)	99	110	(10)
Interest expense	34	34	—	69	65	6
Provision for New York and other state settlements	1	1	—	1	2	(50)
Total expenses	2,123	1,941	9	4,193	3,840	9
Income from continuing operations before provision for income taxes	$365	$267	37%	$676	$533	27%
Pretax margin-continuing operations	14.7%	12.1%		13.9%	12.2%

Revenue

Commissions and fees increased by $130 million or 8% on a quarterly basis and $253 million or 8% on a year-to-date basis.  The impact of foreign currency translation and organic growth in the Risk and Insurance Brokerage Services segment primarily drove the increase, which was partially offset by a decline in outsourcing revenue in our Consulting segment.

Premiums and other increased $101 million or 21% on a quarterly basis and $176 million or 19% on a year-to-date basis, driven by strong growth in our Sterling subsidiary’s MA health product in our Accident & Health and Life sub-segment.

Investment income increased $49 million or 58% on a quarterly basis and $67 million or 39% on a year-to-date basis.  The increase was primarily driven by:

•                  Non-liquidating distributions from our PEPS I investment, which contributed $26 million and $39 million of income on a quarterly and year-to-date basis, respectively.

•                  realized gains from the sale of investments

•                  $17 million of realized losses on our Endurance warrants in first quarter 2006, and

•                  higher interest rates realized on our investment portfolio.

Expenses

Compensation and benefits increased $76 million or 7% on a quarterly basis and $131 million or 6%  on a year-to-date basis.  Driving the increase was the impact of foreign currency translation and higher incentive costs, partially offset by lower pension expenses and, on a year-to-date basis, lower restructuring costs.  Lower pension expense reflects current actuarial assumptions and the previously announced changes to both our U.S. and U.K. defined benefit pension plans.

Other general expenses increased $18 million or 4% on a quarterly basis and $67 million or 7% on a year-to-date basis.  The increase was driven by the impact of foreign currency translation and increases in various expense categories, and, on a year-to-date basis, the settlement of litigation for acquired employees in our U.K. reinsurance business and restructuring costs.  The increase was partially offset by $30 million of gains from the sale or partial sale of businesses.

Benefits to policyholders increased $94 million or 36% on a quarterly basis and $163 million or 32% on a year-to-date basis.  The increase for both periods was driven by the growth in Sterling’s MA product.

Depreciation expense decreased $6 million or 11% on a quarterly basis and $11 million or 10% on a year-to-date basis.  The decline for both periods was caused by asset disposals and write-offs in 2006, primarily driven by restructuring activity.

Interest expense was flat to last year on a quarterly basis, but increased $4 million or 6% on a year-to-date basis.  Higher year-to-date interest costs resulted from higher international debt levels and interest rates.

Income from Continuing Operations Before Provision for Income Tax and Cumulative Effect of a Change in Accounting Principle

Income from continuing operations before provision for income tax increased $98 million to $365 on a quarterly basis and increased $143 million or 27% for the six months ended June 30, 2007.  The 37% and 27% improvement is attributable to organic revenue growth in the Risk and Insurance Brokerage Services and Insurance Underwriting segments, the favorable impact of foreign currency translation, increased investment income, and a profit improvement in Consulting, and on a year-to-date basis, lower restructuring costs, which more than offset higher compensation and benefit costs and other general expenses.

Income Taxes

The effective tax rate for continuing operations was 34.8% and 34.5% for the second quarters ended June 30, 2007 and 2006, respectively.  The effective tax rate for continuing operations was 33.4% and 34.7% for the six month period ended June 30, 2007 and 2006, respectively.  The 2007 year-to-date rate was impacted by the geographic distribution of earnings and the favorable resolution of certain tax matters.

On July 19, 2007, legislation was finalized in the United Kingdom which reduces the corporate tax rate from 30% to 28%.  While the lower U.K. tax rate will be a benefit to Aon’s recurring effective tax rate in future periods, it also requires a reevaluation of the deferred tax assets related to our U.K. operations.  Although the calculations have not been finalized, we anticipate that a one time non-cash charge of approximately $20 million ($0.07 and $0.06 per basic and diluted share, respectively) will be included in the third quarter tax provision.

Income from Continuing Operations

Income from continuing operations before accounting change for second quarter 2007 and 2006 was $238 million and $175 million, respectively.  Basic and diluted income per share in the second quarter 2007 was $0.80 and $0.74, respectively, versus $0.54 and $0.52 for basic and diluted income per share in 2006, respectively. Income from continuing operations before accounting change for six month 2007 and 2006 was $450 million and $348 million, respectively.   Basic and diluted income per share for the six-months ended June 30, 2007 was $1.52 and $1.40, respectively, versus $1.09 and $1.01 for basic and diluted income per share for the comparable period of 2006, respectively. Income from continuing operations in 2007 included $0.01 and $0.02 per share for currency translation gains for the second quarter and six months, respectively.

Discontinued Operations

Second quarter 2007 income from discontinued operations was $2 million ($.01 per basic and diluted share) versus $18 million for second quarter 2006 ($0.06 and $0.05 per basic and diluted share, respectively).  Six months income from discontinued operations was $3 million in 2007 ($0.01 per basic and diluted share) versus $42 million for 2006 ($0.13 and $0.12 per basic and diluted share, respectively).  Activity in discontinued operations for 2007 included some residual settlement activity relating to our AWG and CPG disposals.  Results in 2006 principally reflect the quarterly and six months operating results from our AWG and CPG businesses, which were sold in fourth quarter 2006.

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

The following table and commentary provide selected financial information on the operating segments.

	Second quarter ended		Six months ended
	June 30,		June 30,
(millions)	2007	2006	2007	2006
Operating segment revenue:(1) (2)
Risk and Insurance Brokerage Services	$1,515	$1,385	$2,971	$2,765
Consulting	325	309	654	617
Insurance Underwriting	610	505	1,184	1,000
Income before income tax:
Risk and Insurance Brokerage Services	$278	$215	$520	$455
Consulting	44	23	91	53
Insurance Underwriting	67	75	126	128
Pretax Margins:
Risk and Insurance Brokerage Services	18.3%	15.5%	17.5%	16.5%
Consulting	13.5%	7.4%	13.9%	8.6%
Insurance Underwriting	11.0%	14.9%	10.6%	12.8%

(1)          Intersegment revenues of $6 million and $9 million were included in second quarter 2007 and 2006, respectively.

(2)          Intersegment revenues of $16 million and $24 million were included in the six months ending June 30, 2007 and 2006, respectively.

The following table reflects investment income earned by the operating segments, which is included in the foregoing results.

	Second quarter ended		Six months ended
	June 30,		June 30,
(millions)	2007	2006	2007	2006
Risk and Insurance Brokerage Services	$53	$40	$98	$105
Consulting	6	1	7	3
Insurance Underwriting	31	26	60	51

•                  Risk and Insurance Brokerage Services investment income increased $13 million from second quarter 2006 and decreased $7 million on a year-to-date basis.  The quarterly increase was primarily driven by higher interest rates and the gain on the sale of certain investments while the year-to-date decrease was driven by the contribution of the Scandent preferred stock investment to a U.K. pension plan in 2006, which resulted in a gain of $35 million.

•                  The improvement at Consulting for both the second quarter and six months is a result of a gain on the sale of an investment.

•                  Insurance Underwriting investment income increased $5 million and $9 million on a quarterly and year-to-date basis, respectively, primarily because of higher invested balances and increases in interest rates.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry.  Globally, we are the largest insurance broker, the largest reinsurance broker, and the leading manager of captive insurance companies worldwide.  These rankings are based on the most recent surveys compiled and reports printed by Business Insurance.

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

Risk and Insurance Brokerage Services generated approximately 62% of Aon’s total operating segment revenues for both the second quarter and six months 2007.  Revenues are generated primarily through:

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

We review our revenue results using the following sub-segments:

•                  Risk Management and Insurance Brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services in the following geographic areas:  Americas; United Kingdom; Europe, Middle East & Africa; and Asia Pacific.

•                  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization and evaluate and mitigate catastrophic loss exposures worldwide.

Revenue

This table shows Risk and Insurance Brokerage Services revenue by sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Second quarter ended June 30,	2007	2006	Change	Impact	& Transfers	Other	Growth

Americas	$618	$581	6%	1%	—%	(2)%	7%
United Kingdom	218	191	14	5	2	1	6
Europe, Middle East & Africa	307	270	14	7	(1)	5	3
Asia Pacific	138	129	7	9	(4)	(3)	5
Reinsurance	234	214	9	2	2	1	4
Total revenue	$1,515	$1,385	9%	3%	—%	1%	5%

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Six months ended June 30,	2007	2006	Change	Impact	& Transfers	Other	Growth

Americas	$1,137	$1,098	4%	—%	—%	(3)%	7%
United Kingdom	374	346	8	6	3	1	(2)
Europe, Middle East & Africa	741	644	15	7	1	4	3
Asia Pacific	238	217	10	7	(3)	—	6
Reinsurance	481	460	5	3	—	—	2
Total revenue	$2,971	$2,765	7%	4%	1%	(2)%	4%

•                  Americas revenue was up 6% and 4% on a quarterly and year-to-date basis, respectively, driven by strong new business growth in the U.S. and Latin America and effective management of our renewal book portfolio.  Six months 2006 results were impacted by a $35 million gain on the contribution of our Scandent preferred stock.

•                  U.K. revenue rose 14% and 8% on a quarterly and year-to-date basis, respectively, as favorable foreign currency translation and acquisitions more than offset an organic revenue decline of 2% on a year-to-date basis. Organic revenue growth was 6% in the second quarter, driven by new business and an improved retention rate.

•                  Europe, Middle East & Africa revenue rose 14% and 15% on a quarterly and year-to-date basis, respectively, reflecting favorable foreign currency translation, improved investment income and 3% organic revenue growth on both a quarterly and year-to-date basis.  Organic growth was primarily due to a higher retention rate in Europe and strong growth in emerging markets.

•                  Asia Pacific’s 7% and 10% revenue growth on a quarterly and year-to-date basis, respectively, was driven by positive foreign currency translation and organic growth in most markets in Asia, partially offset by continued weakness in Australia.

•                  Reinsurance revenue grew 9% and 5% on a quarterly and year-to-date basis, respectively.  The growth was driven by 4% and 2% organic growth on a quarterly and year-to-date basis, respectively, and the favorable impact of foreign currency translation.  Organic growth was primarily driven by strong growth of facultative placements.

This table shows Risk and Insurance Brokerage Services revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2007	2006	Change	2007	2006	Change

United States	$545	$517	5%	$1,033	$1,010	2%
Americas, other than U.S.	176	159	11	306	279	10
United Kingdom	266	243	9	483	464	4
Europe, Middle East & Africa	373	326	14	885	772	15
Asia Pacific	155	140	11	264	240	10
Total revenue	$1,515	$1,385	9%	$2,971	$2,765	7%

•                  U.S. revenues grew 5% on a quarterly and 2% on a year-to-date basis as strong new business, effective renewal book management in U.S. retail, and investment gains was partially offset on a year-to-date basis by last year’s gain on the contribution of our Scandent preferred stock.

•                  Americas other than U.S. revenue rose 11% on a quarterly and 10% on a year-to-date basis, respectively, due to organic growth in Latin America and the favorable impact of foreign currency translation.

•                  UK revenue increased 9% and 4% on a quarterly and year-to-date basis, respectively, primarily driven by favorable foreign currency translation as well as organic growth for the quarter.

•                  Europe, Middle East & Africa grew 14% and 15% on a quarterly and year-to-date basis, respectively, driven by favorable foreign currency translation, higher investment income, and organic growth.

•                  Asia Pacific revenue rose 11% and 10%, respectively, due to favorable foreign currency translation and organic revenue growth.

Income Before Income Tax

Second quarter pretax income rose $63 million to $278 million for the quarter and rose $65 million to $520 million for six months.  Pretax margins were 18.3% and 17.5% on a quarterly and year-to-date basis, respectively, compared to 15.5% and 16.5% on a quarterly and year-to-date basis, respectively, in 2006.  Organic revenue growth of 5% and 4% on a quarterly and year-to-date basis, $30 million of gains from the sale of businesses, savings from the restructuring program and lower pension expenses were partially offset by higher incentive compensation and investment in talent and, on a year-to-date basis, expenses related to the settlement of litigation.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  Our Consulting segment:

•                  provides a broad range of consulting services

•                  generated 13% of Aon’s total operating segment revenue for both the second quarter and six months 2007.

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

Revenue

This table shows Consulting revenue by product sub-segment.

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Second quarter ended June 30,	2007	2006	Change	Impact	& Transfers	Other	Growth

Consulting services	$269	$237	14%	3%	2%	3%	6%
Outsourcing	56	72	(22)	3	—	(2)	(23)
Total revenue	$325	$309	5%	3%	2%	1%	(1)%

					Less:
				Less:	Acquisitions,	Less:	Organic
(millions)			Percent	Currency	Divestitures	All	Revenue
Six months ended June 30,	2007	2006	Change	Impact	& Transfers	Other	Growth

Consulting services	$533	$475	12%	3%	2%	2%	5%
Outsourcing	121	142	(15)	3	—	(1)	(17)
Total revenue	$654	$617	6%	3%	2%	1%	—%

•                  Consulting Services revenue increased $32 million and $58 million on a quarterly and year-to-date basis, respectively.  Organic revenue growth was 6% for the quarter and 5% for six months 2007, reflecting growth in most major practice groups and geographies.  Revenue also increased due to favorable foreign currency translation and the transfer in of certain small units from the Risk and Insurance Brokerage Service segment.

•                  Outsourcing revenue declined $16 million and $21 million on a quarterly and year-to-date basis, respectively.  Organic revenue growth was negative 23% and 17% on a quarterly and year-to-date basis, respectively, driven by lower revenue from AT&T.  AT&T, which is our largest outsourcing client, terminated many services in a contract with us at the end of 2006, and recently informed us that they intend to terminate our remaining outsourcing services effective at the end of 2007.

This table shows Consulting revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30,	Percent
(millions)	2007	2006	Change	2007	2006	Change

United States	$165	$175	(6)%	$328	$340	(4)%
Americas, other than U.S.	31	29	7	61	59	3
United Kingdom	67	56	20	128	111	15
Europe, Middle East & Africa	50	41	22	112	93	20
Asia Pacific	12	8	50	25	14	79
Total revenue	$325	$309	5%	$654	$617	6%

•                  The U.S. revenue decline in both periods was primarily caused by reduced outsourcing business triggered by the loss of revenue from AT&T as discussed above, partially offset by organic revenue growth in Consulting Services, as well as a $5 million gain on the sale of an investment.

•                  Americas other than the U.S. grew 7% and 3% on a quarterly and year-to-date basis driven by favorable foreign currency translation.

•                  United Kingdom revenue rose 20% and 15% on a quarterly and year-to-date basis driven by both organic growth and favorable foreign currency translation.

•                  Europe, Middle East & Africa increased 22% and 20% on a quarterly and year-to-date basis, respectively, driven by increased favorable foreign currency translation, the transfer in of certain small units from our brokerage segment and organic revenue growth.

•                  Asia Pacific grew 50% and 79% on a quarterly and year-to-date basis, respectively, due to favorable foreign currency translation, the transfer in of certain small units from our brokerage segment and organic revenue growth.

Income Before Income Tax

Second quarter 2007 pretax income was up 91% to $44 million, compared to $23 million in 2006.  Year-to-date pretax income was up 72% to $91 million, compared to $53 million in 2006.   Pretax margins for the quarter were 13.5% and 7.4% for 2007 and 2006, respectively.  Pretax margins for the first six months were 13.9% and 8.6% for 2007 and 2006, respectively. The pretax income and margin improvement was principally driven by higher revenues, including the $5 million gain on the sale of an investment, benefits related to the restructuring program and disciplined expense management in the U.S.

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

•                  has operations in the United States, Canada, Europe and Asia Pacific

•                  generated 25% of Aon’s total operating segment revenue for both the second quarter and six months 2007.

•                  Refer to the Key Recent Events section for a discussion on Aon’s examination of strategic options for the remaining operations of this segment.

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

•                  Property and Casualty -  We have ceased writing property and casualty business.  This subsegment is entirely composed of runoff liabilities pertaining to various personal and commercial risks we formerly underwrote, such as:

–                 professional liability errors and omissions

–                 excess liability

–                 workers’ compensation

–                 commercial property and casualty risk.

This table shows Insurance Underwriting revenue by product sub-segment:

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Second quarter ended June 30,	2007	2006	Change	Impact	All Other	Growth (1)
Accident & health and life	$611	$499	22%	2%	—%	20%
Property & casualty	(1)	6	N/A	N/A	N/A	N/A
Total revenue	$610	$505	21%	2%	—%	19%

(1)          Organic revenue growth for Property & casualty is no longer meaningful as the remaining business is in run-off.

				Less:		Organic
(millions)			Percent	Currency	Less:	Revenue
Six months ended June 30,	2007	2006	Change	Impact	All Other	Growth (1)
Accident & health and life	$1,184	$980	21%	2%	2%	17%
Property & casualty	—	20	(100)	N/A	N/A	N/A
Total revenue	$1,184	$1,000	18%	2%	—%	16%

(1)          Organic revenue growth for Property & casualty is no longer meaningful as the remaining business is in run-off.

In the Accident & health and life business, revenue increased $112 million or 22% for the quarter and $204 million or 21% on a year-to-date basis, driven by strong growth in Sterling’s MA product, favorable foreign currency translation and higher investment income.  Please refer to the Key Recent Events section for a discussion on recent regulatory and legislative activity that will impact our future revenue generated from our Sterling products.

This table shows Insurance Underwriting revenue by geographic area.

	Second quarter ended			Six months ended
	June 30,	June 30,	Percent	June 30,	June 30	Percent
(millions)	2007	2006	Change	2007	2006	Change

United States	$434	$349	24%	$836	$682	23%
Americas, other than U.S.	55	52	6	108	103	5
United Kingdom	51	46	11	106	100	6
Europe, Middle East & Africa	43	35	23	82	70	17
Asia Pacific	27	23	17	52	45	16
Total revenue	$610	$505	21%	$1,184	$1,000	18%

•                  U.S. revenue increased $85 million or 24% for the quarter and $154 million or 23% for the first six months driven by growth in Sterling’s MA product.

•                  Americas, other than U.S. revenues increased $3 million and $5 million over the second quarter and first six months of 2006 principally due to the positive impact of foreign currency translation.

•                  United Kingdom revenue growth of 11% and 6% on a quarterly and year-to-date basis, respectively, was driven by favorable foreign currency translation.

•                  Europe, Middle East & Africa increased 23% and 17% on a quarterly and year-to-date basis, respectively, due to organic growth and foreign currency translation.

•                  Asia Pacific revenue increased 17% and 16% on a quarterly and year-to-date basis, respectively, driven by organic growth and foreign currency translation.

Income Before Income Tax

Second quarter pretax income was $67 million and the pretax margin was 11.0%, compared to $75 million of pretax income with a 14.9% margin in the second quarter 2006.  Year-to-date pretax income was $126 million and the pretax margin was 10.6% compared to pretax income of $128 million with a margin of 12.8% in 2006.  The decrease in pretax income for both periods as well as the decrease in the comparable periods’ margins is driven by our MA product which has higher loss ratios than our other product lines, as well as losses incurred in our property and casualty run-off businesses.

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

Private equities are principally carried at cost; however, where we have significant influence, they are carried under the equity method.  These investments usually do not pay dividends.  Limited partnerships are accounted for under the equity method and changes in the value of the underlying LP investments flow through unallocated investment income.

Unallocated revenue was $44 million and $76 for the three and six month periods ended June 30, 2007, respectively, compared to $18 million and $15 million for the comparable periods of 2006.  The increase was driven by:

•                  an increase in income from our PEPS I investment of $25 million on a quarterly basis and $37 million on a year-to-date basis (refer to Distributions from PEPS I within the Key Recent Events section).

•                  negative mark-to-market adjustments of $17 million recorded in first quarter 2006 on our investment in Endurance warrants.  The warrants were contributed to the U.K. pension plans on March 31, 2006.

Unallocated expenses, excluding interest expense, were $34 million and $68 million for the three and six month periods ended June 30, 2007, respectively; compared to $30 million and $53 million for comparable periods of 2006.  The increase was primarily driven by higher expenses associated with a review of historical equity compensation practices.

Interest expense totaled $34 million and $69 million for the three and six month periods ended June 30, 2007, respectively, and $34 million and $65 million during comparable periods of 2006.  $57 million of debt was converted to our common stock during the second quarter of 2007, which slightly reduced interest expense.  That benefit was more than offset by accelerated amortization of bond discounts and debt issuance costs as well as higher international borrowings and increased interest rates.

FINANCIAL CONDITION & LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the six months ended June 30, 2007 and 2006 are as follows:

(millions) Six months ended June 30,	2007	2006
Insurance Underwriting operating cash flows (including AWG for 2006)	$216	$290
All other operating cash flows	185	302
	401	592
Change in funds held on behalf of brokerage and consulting clients	450	300
Cash provided by operating activities	$851	$892

Insurance Underwriting operating cash flows

Our 2007 insurance underwriting operations include accident & health and life as well as our property & casualty businesses that are in run-off.  These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities. The 2006 cash flows include the operations of Aon Warranty Group (AWG) and Construction Program Group (CPG), sold on November 30, 2006.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $216 million for 2007, a decrease of $74 million compared to 2006.  This decrease was primarily related to the sale of AWG and CPG and was partially offset by strong organic growth in Sterling’s MA products.  For 2007, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $1,160 million compared to $1,761 million in 2006.  Investment and other miscellaneous income received was $89 million and $107 million in 2007 and 2006, respectively.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes.  Claims and other cash benefits paid were $645 million in 2007 versus $741 million in 2006.  Commissions and general expenses paid were $368 million for 2007, compared to $714 million in 2006.  Tax payments for 2007 were $20 million compared to $123 million last year.

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

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $185 million in 2007 compared to $302 million in 2006.  These amounts exclude the change in funds held on behalf of clients as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.

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

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) for:

•                  investing activities of $111 million. The investing activities cash flows usages included capital expenditures, net of disposals, of $82 million; and acquisition of subsidiaries, net of divestitures, of $167 million. The cash flows provided by investing activities included sales of investments, net of purchases, of $138 million.

•                  financing needs of $635 million.  Financing uses primarily included cash dividends paid to shareholders of $88 million, net share activity of $473 million, and debt repayments, net of issuance, of $74 million.

Financial Condition

Since year-end 2006, total assets increased $473 million to $24.8 billion.

Total investments at June 30, 2007 and December 31, 2006 were $7.5 billion and $7.6 billion, respectively.  Approximately 94% of our investment portfolio at quarter end was in short-term investments and fixed maturities, with essentially 100% of our fixed maturities rated investment grade.

(millions)	Amount Shown in Statement of Financial Position	Percentage of Total Investments
Fixed maturities—available for sale:
US government and agencies	$221	3%
States and political subdivisions	6	—
Debt securities of foreign governments not classified as loans	1,289	17
Corporate securities	868	12
Public utilities	80	1
Mortgage-backed and asset-backed securities	456	6
Total Fixed Maturities	2,920	39

Equity securities—available for sale:
Common stocks	38	—
Non-redeemable preferred stocks	1	—
Total Equity Securities	39	—

Policy loans	56	1
Other long-term investments
PEPS I Preferred Stock	195	2
Other	138	2
Total Other Long Term Investments	333	4
Total Other Investments	389	5

Short-term investments	4,199	56

TOTAL INVESTMENTS	$7,547	100%

Total receivables increased $223 million in the first six months of 2007, primarily the result of the timing of cash receipts and the impact of foreign currency translation.  Insurance premiums payable increased $877 million over the same period.  The primary difference between the change in receivables and premiums payable is reflected in a change in funds held on behalf of clients, which is a component of short-term investments.

Goodwill and intangible assets rose, in total, $262 million from year-end 2006 due to recent acquisition activity and the impact of foreign currency translation.

Other assets decreased $152 million from December 31, 2006.  Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, current and deferred income taxes.  The decrease is principally related to a lower current tax receivable and a decrease in prepaid premiums, somewhat offset by higher prepaid pension assets.

General expense liabilities fell $466 million from December 31, 2006, primarily as a result of paying annual incentives during the first quarter.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at June 30, 2007 was $2,186 million, a decrease of $99 million from December 31, 2006.  In January, we paid down $250 million of U.S. debt which had become due.  Also during the first quarter we repaid most of our short-term debt.  In May 2007, holders of $57 million of our 3.5% convertible debt securities due November 2012 converted their holdings into approximately 2.7 million shares of Aon stock.  Our Euro facility borrowings increased $224 million since December 31, 2006.

At June 30, 2007, we had a $600 million U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.  At June 30, 2007, we have issued $20 million in letters of credit.

We also have several foreign credit facilities available.  At June 30, 2007, we had available to us:

•                  a five-year €650 million ($875 million) multi-currency facility of which $627 million was outstanding at June 30, 2007.  See Note 8 to the consolidated financial statements in our 2006 Form 10-K for further discussion of both the U.S. and Euro facilities;

•                  a £37.5 million ($75 million) facility, a 364-day 10 million Canadian dollar ($9 million) facility and a 364-day €25 million (U.S. $34 million) facility.

•                  a €20 million ($27 million) open-ended facility.

The major rating agencies’ ratings of our debt at August 3, 2007 appear in the table below.

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

Stockholders’ Equity

Stockholders’ equity increased $126 million from the fourth quarter 2006 to $5,344 million.  The change was driven primarily by $453 million of net income and an increase in foreign exchange translation gains, principally offset by $391 million of net treasury stock repurchases as a result of our stock repurchase program.

Accumulated other comprehensive loss decreased $82 million since December 31, 2006.  Net foreign exchange translation increased by $62 million because of the weakening of the U.S. dollar against certain foreign currencies as compared to the prior year-end.  Changes in our postretirement plans decreased our accumulated other comprehensive loss by $50 million.  Offsetting these items were increased derivative losses of $2 million and increased unrealized investment losses of $28 million.

Our total debt as a percentage of total capital was 29.0% at June 30, 2007.  This is compared to our total debt as a percentage of total capital of 30.5% at year-end 2006.

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

Through the securitization agreements we, or one of our QSPEs, sell undivided interests in specified premium finance agreements to the Bank SPEs.  The total amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to $1.9 billion.  The Bank SPEs had advanced $1.5 billion and $1.7 billion at June 30, 2007 and December 31, 2006, respectively.  We can receive additional advances as:

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

At June 30, 2007 and December 31, 2006, since the fair value of the servicing rights approximates the estimated costs to service the receivables, we have not recorded any servicing assets or liabilities.

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

PEPS I

In 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE.  The common stock interest in PEPS I is currently held by a limited liability company, owned by Aon Corporation (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).

PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties.  It then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade.  As part of this transaction, the insurance companies had been required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  Beginning in July 2004, Aon Parent assumed this responsibility.  Commitments of $2 million were funded in 2007.  As of June 30, 2007, the unfunded commitments amounted to $44 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.  We have not included the assets, liabilities and operations of PEPS I in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment write-downs of $59 million, equal to the original cost of one tranche.  The preferred stock interest represents a beneficial interest in securitized LP investments.  The fair value of the private preferred stock interests depends on the value of the LP investments held by PEPS I.  These preferred stock interests have an unrealized investment gain as of June 30, 2007.  We assess other-than-temporary declines in the fair value below cost using a financial model that considers the:

•                  value of the underlying LP investments of PEPS I

•                  nature and timing of the cash flows from the underlying LP investments of PEPS I.

Reinsurance Guarantee

In connection with the AWG transaction, we issued an indemnification which protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured.  At December 31, 2006, we had recorded a $13 million liability, reflecting the fair value of this indemnification.  The value declined to approximately $12 million as of June 30, 2007.  The indemnification represents the present value of the indemnification on the credit risk of the reinsurers.

Aon no longer reports reinsurance recoverables related to its property and casualty business, which was not part of the sale of AWG.  Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which amount to approximately $976 million at June 30, 2007.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, our ability to successfully execute strategic options for our Combined Insurance subsidiary, the impact of current, pending and future regulatory and legislative actions that affect our ability to market or sell, and be reimbursed at current levels for, our Sterling subsidiary’s Medicare Advantage health plans, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, changes in revenues and earnings due to the elimination of contingent commissions, other uncertainties surrounding a new compensation model, the impact of investigations brought by state attorneys general, state insurance regulators, federal prosecutors and federal regulators, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the impact of the analyses of practices relating to stock options, the cost of resolution of other contingent liabilities and loss contingencies, and the difference in ultimate paid claims in our underwriting companies from actuarial estimates.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At June 30, 2007, we have hedged approximately 68% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates.  Second quarter 2007 diluted earnings per share were positively impacted by $0.01 related to translation gains.

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

The valuation of our marketable equity security portfolio is subject to equity price risk.  We sell futures contracts and purchase options to reduce the price volatility of our equity securities portfolio and equity securities we own indirectly through LP investments.

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

Changes in internal control over financial reporting.  There were no changes in Aon’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)—15(f) under the Exchange Act) during second quarter 2007 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 (Contingencies) to the condensed consolidated financial statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the second quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/07 — 4/30/07	1,673,100	$38.95	1,673,100	$517,015,708
5/1/07 — 5/31/07	5,049,100	$42.38	5,049,100	$303,022,875
6/1/07 — 6/30/07	—	$—	—	$303,022,875
Total	6,722,200	$41.53	6,722,200

(1) Does not include commissions paid to repurchase shares.

In 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  In fourth quarter 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through June 30, 2007, the Company has repurchased 45.3 million shares of common stock at an average price (excluding commissions) of $37.49 per share for an aggregate purchase price of $1,697 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $303 million, with no termination date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of the Registrant was held on May 18, 2007 (the “Annual Meeting”).

(b)	Not applicable

(c)	Certain matters voted upon at the Annual Meeting and the votes cast with respect to such matters are as follows:

(i)	Election of Directors

Name	For	Withheld
Patrick G. Ryan	245,631,232	20,780,105
Gregory C. Case	261,946,701	4,464,636
Edgar D. Jannotta	253,188,328	13,223,009
Jan Kalff	262,936,740	3,474,597
Lester B. Knight	262,942,725	3,468,612
J. Michael Losh	262,638,929	3,772,408
R. Eden Martin	244,701,901	21,709,436
Andrew J. McKenna	253,110,971	13,300,366
Robert S. Morrison	262,767,747	3,643,590
Richard B. Myers	263,642,742	2,768,595
Richard C. Notebaert	255,702,469	10,708,868
John W. Rogers, Jr.	259,564,206	6,847,131
Gloria Santona	262,964,118	3,447,219
Dr. Carolyn Y. Woo	262,900,821	3,510,516

(ii)	Ratification of appointment of Ernst & Young LLP as Aon’s independent registered public accounting firm for the 2007 fiscal year.

For	Against	Abstain
258,615,561	3,779,567	1,956,989

ITEM 6.	EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

August 8, 2007	/s/ David P. Bolger
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