Form 10-Q
period 2007-09-30
AON CORP
filed 2007-11-08
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Large accelerated filer   ☒         Accelerated filer   ☐         Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). YES ☐          NO ☒

Number of shares of common stock outstanding as of September 30, 2007:

Class	Shares

$1.00 par value Common	291,758,243

Part 1

Financial Information

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Sept. 30, 2007	Dec. 31, 2006
	(Unaudited)
ASSETS
Investments
Fixed maturities at fair value	$2,970	$2,790
Equity securities at fair value	39	62
Short-term investments	4,096	4,323
Other investments	380	400
Total investments	7,485	7,575
Cash	321	281
Receivables
Risk and insurance brokerage services and consulting	7,995	8,707
Other receivables	301	325
Total receivables	8,296	9,032
Deferred Policy Acquisition Costs	576	541
Goodwill	4,883	4,532
Other Intangible Assets	203	147
Property and Equipment, net	520	504
Other Assets	1,539	1,706
TOTAL ASSETS	$23,823	$24,318

LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance Premiums Payable	$9,457	$9,704
Policy Liabilities
Future policy benefits	1,909	1,784
Policy and contract claims	644	656
Unearned and advance premiums	337	384
Other policyholder funds	29	25
Total policy liabilities	2,919	2,849
General Liabilities
General expenses	1,553	1,949
Short-term borrowings	14	42
Notes payable	1,994	2,243
Pension, post-employment and post-retirement liabilities	1,436	1,465
Other liabilities	835	848
TOTAL LIABILITIES	18,208	19,100
Stockholders' Equity
Common stock - $1 par value	350	347
Additional paid-in capital	2,741	2,583
Accumulated other comprehensive loss	(791)	(1,010)
Retained earnings	5,452	4,992
Treasury stock at cost	(2,137)	(1,694)
TOTAL STOCKHOLDERS' EQUITY	5,615	5,218
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,823	$24,318

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(millions except per share data)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Revenue
Commissions and fees	$1,702	$1,589	$5,218	$4,852
Premiums and other	589	487	1,701	1,423
Investment income	116	92	357	266
Total revenue	2,407	2,168	7,276	6,541

Expenses
Compensation and benefits	1,156	1,116	3,515	3,344
Other general expenses	490	474	1,477	1,394
Benefits to policyholders	366	349	1,044	864
Depreciation and amortization	50	56	149	166
Interest expense	33	34	102	99
Provision for New York and other state settlements	—	—	1	2
Total expenses	2,095	2,029	6,288	5,869

Income from continuing operations before provision for income tax and accounting change	312	139	988	672
Provision for income tax	124	49	350	234
Income from continuing operations	188	90	638	438

Income from discontinued operations	(1)	24	4	92
Provision for income tax	(17)	8	(15)	34
Income from discontinued operations, net of tax	16	16	19	58

Income before accounting change	204	106	657	496
Cumulative effect of a change in accounting principle, net of tax	—	—	—	1
Net income	$204	$106	$657	$497

Basic net income per share
Continuing operations	$0.64	$0.29	$2.16	$1.37
Discontinued operations	0.05	0.05	0.06	0.18
Cumulative effect of a change in accounting principle	—	—	—	—
Net income	$0.69	$0.34	$2.22	$1.55

Diluted net income per share
Continuing operations	$0.59	$0.27	$1.99	$1.29
Discontinued operations	0.05	0.05	0.06	0.17
Cumulative effect of a change in accounting principle	—	—	—	—
Net income	$0.64	$0.32	$2.05	$1.46

Cash dividends per share paid on common stock	$0.15	$0.15	$0.45	$0.45

Diluted average common and common equivalent shares outstanding	321.5	340.1	322.6	345.0

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
(millions)	2007	2006

Cash Flows from Operating Activities:
Net income	$657	$497
Adjustments to reconcile net income to cash provided by operating activities
Gain from disposal of operations	—	(1)
Depreciation and amortization of property, equipment and software	118	137
Stock compensation expense	152	111
Amortization of intangible assets	31	36
Valuation changes on investments, income on disposals and net bond amortization	(12)	(9)
Income taxes	155	(102)
Contribution to major defined benefit pension plans (in excess of) less than expense	(83)	37
Cash paid in excess of expense for restructuring plans	(30)	(40)
Provision for New York and other state settlements	(37)	(73)
Change in funds held on behalf of brokerage and consulting clients	150	50
Changes in insurance underwriting assets and liabilities:
Operating receivables	49	47
Other assets including prepaid premiums	42	65
Deferred policy acquisition costs	(14)	(99)
Policy liabilities	(10)	468
Other liabilities	(4)	(68)
Changes in other assets and liabilities:
Accrued compensation and general expenses	(418)	(93)
Other assets and liabilities- net	180	(139)
Cash Provided by Operating Activities	926	824

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	102	156
Calls and prepayments	61	169
Sales	538	1,245
Equity securities	30	1
Other investments	43	146
Purchase of investments
Fixed maturities	(789)	(1,629)
Equity securities	—	(26)
Other investments	(21)	(135)
Short-term investments - net	363	(65)
Acquisition of subsidiaries	(228)	(132)
Proceeds from sale of operations	39	20
Property and equipment and other - net	(103)	(96)
Cash Provided by (Used by) Investing Activities	35	(346)

Cash Flows from Financing Activities:
Issuance of common stock	15	46
Treasury stock transactions - net	(563)	(592)
Issuances (repayments) of short-term borrowings - net	(29)	261
Issuance of long-term debt	677	381
Repayments of long-term debt	(924)	(438)
Cash dividends to stockholders	(132)	(143)
Cash Used by Financing Activities	(956)	(485)

Effect of Exchange Rate Changes on Cash	35	(8)
Increase (Decrease) in Cash	40	(15)
Cash at Beginning of Period	281	476
Cash at End of Period	$321	$461

See the accompanying notes to condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon” or “the Company”) considers necessary for a fair presentation. Operating results for the third quarter and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2006 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except as described in Note 13.

2.                                      New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The impact of FASB Statement No. 159 on Aon has not yet been determined.

3.                                      Stock Compensation Plans

Aon’s Stock Incentive Plan (as amended and restated) provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”). The annual rate at which awards are granted each year is based upon financial and competitive business conditions.

Compensation expense

Stock based compensation expense recognized during 2007 and 2006, which includes RSUs, stock options, performance plan awards and stock purchases related to the Employee Stock Purchase Plan, are based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income includes compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. FASB Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense related to all share-based payments, which is included in compensation and benefits in the accompanying condensed consolidated statements of income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
RSUs	$26	$22	$86	$73
Performance plans	13	7	45	19
Stock options	5	5	18	18
Employee stock purchase plan	1	1	3	3
Total	$45	$35	$152	$113

Stock Awards

Stock awards, in the form of RSUs, are granted to certain executives and key employees of Aon. Prior to 2006, RSUs granted to employees were service-based. Beginning with awards granted in 2006, awards to employees may consist of both performance-based RSUs and service-based RSUs. For service-based awards, employees are generally required to complete three continuous years of service before stock awards begin to vest in increments until the completion of a 10-year period of continuous employment. Beginning in 2002, a large number of awards have been granted that vest in various patterns over five years from the date of grant. For most employees, individual incentive compensation over $50,000 is paid partially in RSUs, which vest over three years. In general, most stock awards are issued as they become vested. In years prior to 2006, in certain circumstances, an employee was able to elect to defer the receipt of vested shares to a later date. With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards. The compensation cost associated with each stock award is deferred and amortized over the period of continuous employment using the straight-line method. Dividend equivalents are generally paid on certain service-based RSUs.

In 2007 and 2006, performance-based RSUs were granted to certain executives and key employees, whose vesting is contingent upon meeting various individual, divisional or company-wide performance goals, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period. Aon accounts for these awards as performance condition RSUs. The performance condition is not considered in the determination of grant date fair value of these awards. Compensation cost is recognized over the performance period, and in certain cases an additional vesting period, based on management’s estimate of the number of units expected to vest. Compensation cost will be adjusted to reflect the actual number of shares paid out at the end of the programs. The payout of shares under these performance-based plans may range from 0-200% of the number of units granted, based on the plan. Dividend equivalents are generally not paid on the performance-based RSUs.

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	Nine months ended September 30,
	2007	2006
Potential RSUs to be issued based on current performance levels	4,910	2,551
Shares forfeited during the period	66	9
RSUs awarded during the period	9	30
Unamortized expense, based on current performance levels	$110	$77

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	2007		2006
		Fair		Fair
Nine months ended September 30,	Shares	Value	Shares	Value
Non-vested at beginning of period	12,870	$28	11,641	$25
Granted	4,087	39	3,334	38
Vested	(1,920)	30	(1,661)	25
Forfeited	(430)	33	(438)	28
Non-vested at end of period	14,607	$32	12,876	$28

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

Upon the adoption of FASB Statement No. 123(R) on January 1, 2006, Aon changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon’s pro forma information required under FASB Statement No. 123. Lattice-based option valuation models utilize a range of assumptions over the expected term of the options. Expected volatilities are based on the average of the historical volatility of Aon’s stock price and the implied volatility of traded options and Aon’s stock. Aon uses historical data to estimate option exercise and employee terminations within the valuation model, stratifying between executives and key employees. The expected dividend yield assumption is based on the company’s historical and expected future dividend rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended September 30,
Key employees	2007	2006
Weighted average volatility	26.9%	30.1%
Expected dividend yield	1.4%	2.3%
Risk-free rate	4.9%	5.1%

Weighted average expected life, in years	5.8	6.0
Weighted average estimated fair value per share	$12.59	$10.14

	Nine months ended September 30,
	2007		2006
	Executives	Key Employees	Executives	Key Employees
Weighted average volatility	26.2%	26.8%	30.5%	29.5%
Expected dividend yield	1.7%	1.6%	2.3%	2.3%
Risk-free rate	4.7%	4.6%	4.4%	4.6%

Weighted average expected life, in years	4.6	5.8	5.0	6.0
Weighted average estimated fair value per share	$9.58	$11.67	$11.08	$10.75

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Beginning outstanding	32,889	$30	34,851	$29
Granted	1,901	40	2,883	39
Exercised	(5,885)	28	(3,494)	28
Forfeited and expired	(619)	32	(523)	29
Outstanding at end of period	28,286	$31	33,717	$30
Exercisable at end of period	16,473	$31	18,987	$32

The weighted average remaining contractual life, in years, of outstanding options was 5.2 years and 5.5 years at September 30, 2007 and 2006, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $44.81 as of September 30, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. At September 30, 2007, the aggregate intrinsic value of options outstanding was $397 million, of which $223 million was exercisable.

The aggregate intrinsic value of options exercised during the third quarter and nine months ended September 30, 2007 were $16 million and $75 million, respectively, and for the third quarter and nine months ended September 30, 2006 were $4 million and $45 million, respectively.

Unamortized deferred compensation expense, which includes both options and awards, amounted to $350 million as of September 30, 2007, with a remaining weighted-average amortization period of approximately 2.2 years.

Cash received from the exercise of stock options was $165 million and $103 million during the nine months ended September 30, 2007 and 2006, respectively. The tax benefit realized from stock options exercised in the first nine months of 2007 and 2006 was $25 million and $20 million, respectively.

During the first nine months ended September 30, 2007, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

4.             Income Per Share

Income per share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions, except per share data)	2007	2006	2007	2006
Income from continuing operations	$188	$90	$638	$438
Income from discontinued operations, net of tax	16	16	19	58
Cumulative effect of a change in accounting principle, net of tax	—	—	—	1
Net income for basic per share calculation	204	106	657	497
Interest expense on convertible debt securities, net of tax	2	2	5	5
Net income for diluted per share calculation	$206	$108	$662	$502

Basic shares outstanding	295	316	296	320
Effect of convertible debt securities	11	14	13	14
Common stock equivalents	15	10	14	11
Diluted potential common shares	321	340	323	345
Basic net income per share:
Continuing operations	$0.64	$0.29	$2.16	$1.37
Discontinued operations	0.05	0.05	0.06	0.18
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	$0.69	$0.34	$2.22	$1.55
Diluted net income per share:
Continuing operations	$0.59	$0.27	$1.99	$1.29
Discontinued operations	0.05	0.05	0.06	0.17
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—
Net income	$0.64	$0.32	$2.05	$1.46

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares. The number of options excluded from the quarterly calculation was 7 million and 12 million at September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the number of options excluded was 7 million and 7 million, respectively.

During the second quarter 2007, holders of $57 million of Aon’s $300 million 3.5% convertible debt securities due November 2012 converted their holdings into Aon common stock, resulting in the issuance of approximately 2.7 million shares.

5.                                      Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2007	2006	2007	2006
Net income	$204	$106	$657	$497
Net derivative gains	10	3	8	11
Net unrealized investment gains (losses)	18	51	(10)	8
Net foreign exchange gains	97	3	159	134
Change in postretirement plans	12	—	62	—
Comprehensive income	$341	$163	$876	$650

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	September 30, 2007	December 31, 2006
Net derivative gains	$23	$15
Net unrealized investment gains	63	73
Net foreign exchange translation	277	118
Postretirement plans	(1,154)	(1,216)
Accumulated other comprehensive loss	$(791)	$(1,010)

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

Revenue by subsegment is as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2007	2006	2007	2006
Risk management and insurance brokerage:
Americas	$582	$567	$1,719	$1,665
United Kingdom	207	180	581	526
Europe, Middle East & Africa	275	242	1,016	886
Asia Pacific	123	114	361	331
Reinsurance brokerage and related services	250	238	731	698
Total Risk and Insurance Brokerage Services	1,437	1,341	4,408	4,106

Consulting services	270	234	803	709
Outsourcing	55	67	176	209
Total Consulting	325	301	979	918

Accident & Health and Life	625	511	1,809	1,491
Property & Casualty	2	8	2	28
Total Insurance Underwriting	627	519	1,811	1,519

Intersegment revenues	(8)	(12)	(24)	(36)
Total operating segments	2,381	2,149	7,174	6,507
Unallocated income	26	19	102	34

Total revenue	$2,407	$2,168	$7,276	$6,541

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

Three months ended Sept. 30:	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
(millions)	2007	2006	2007	2006	2007	2006
Revenue
United States	$530	$528	$156	$165	$441	$354
Americas, other than U.S.	162	143	27	25	60	53
United Kingdom	266	243	69	58	55	51
Europe, Middle East & Africa	341	303	56	43	43	38
Asia Pacific	138	124	17	10	28	23
Total revenue	$1,437	$1,341	$325	$301	$627	$519

Income (loss) before income tax	$236	$190	$38	$18	$63	$(27)

Nine months ended Sept. 30,	Risk and Insurance Brokerage Services		Consulting		Insurance Underwriting
(millions)	2007	2006	2007	2006	2007	2006
Revenue
United States	$1,563	$1,538	$484	$505	$1,277	$1,036
Americas, other than U.S.	468	422	88	84	168	156
United Kingdom	749	707	197	169	161	151
Europe, Middle East & Africa	1,226	1,075	168	136	125	108
Asia Pacific	402	364	42	24	80	68
Total revenue	$4,408	$4,106	$979	$918	$1,811	$1,519

Income before income tax	$756	$645	$129	$71	$189	$101

A reconciliation of segment income before income tax to income from continuing operations before provision for income tax is as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2007	2006	2007	2006
Risk and Insurance Brokerage Services	$236	$190	$756	$645
Consulting	38	18	129	71
Insurance Underwriting	63	(27)	189	101
Segment income before income tax	337	181	1,074	817
Unallocated income	26	19	102	34
Unallocated expenses	(18)	(27)	(86)	(80)
Interest expense	(33)	(34)	(102)	(99)
Income from continuing operations before provision for income tax	$312	$139	$988	$672

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

The changes in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2007 are as follows:

	Risk and
	Insurance
	Brokerage		Insurance
(millions)	Services	Consulting	Underwriting	Total
Balance as of December 31, 2006	$4,142	$379	$11	$4,532
Goodwill acquired	157	1	—	158
Goodwill related to disposals	(14)	—	—	(14)
Goodwill related to a previous business combination (Note 8)	(7)	—	—	(7)
Foreign currency revaluation	207	7	—	214
Balance as of September 30, 2007	$4,485	$387	$11	$4,883

Other intangible assets are classified into three categories:

•                  “Customer Related and Contract Based” include client lists as well as non-compete covenants;

•                  “Present Value of Future Profits” represent the future profits of purchased books of business of the insurance underwriting subsidiaries; and

•                  “Marketing, Technology and Other” are all other purchased intangibles not included in the preceding categories.

Other intangible assets by asset class are as follows:

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of September 30, 2007
Gross carrying amount	$214	$23	$317	$554
Accumulated amortization	173	23	155	351
Net carrying amount	$41	$—	$162	$203

	Customer	Present Value	Marketing,
	Related and	of Future	Technology
(millions)	Contract Based	Profits	and Other	Total
As of December 31, 2006
Gross carrying amount	$232	$23	$245	$500
Accumulated amortization	203	21	129	353
Net carrying amount	$29	$2	$116	$147

Amortization expense for intangible assets for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $42 million, $36 million, $34 million, $29 million and $24 million, respectively.

8.                                       Restructuring Charges

2007 Restructuring Plan

In October 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients. The 2007 Restructuring Plan includes an estimated 2,700 job eliminations beginning in the third quarter of 2007 and continuing into 2009. The Company also expects to close or consolidate several offices resulting in sublease losses or lease buy-outs. The Company estimates that this Plan will result in cumulative pretax charges totaling approximately $360 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Approximately $17 million of restructuring and related expenses were recorded through September 30, 2007, of which $4 million was paid. The Company expects the remaining restructuring-related expenses to affect continuing operations from fourth quarter 2007 through the end of 2009.

Below is a summary of 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	Actual	Estimated
	Third	Total for
	Quarter	Restructuring
(millions)	2007	Period (1)

Workforce reduction	$10	$228
Lease consolidation	4	80
Asset impairments	2	36
Other costs associated with restructuring	1	16
Total restructuring and related expenses	$17	$360

(1)

Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions likely to change when plans are finalized and approved include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

Below is a summary by geographic region of actual restructuring and related costs incurred and estimated to be incurred through the end of the restructuring initiative:

	United		Europe,
	States &	United	Middle East	Asia
(millions)	Americas	Kingdom	& Africa	Pacific	Total
Actual third quarter 2007	$1	$14	$—	$2	$17
Estimated total restructuring and related expenses	$116	$82	$152	$10	$360

The following is a summary by segment of actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative.

	Actual Third Quarter	Estimated Total for Restructuring Period
(millions)	2007
Risk & Insurance Brokerage Services	$16	$335
Consulting	1	25
Total restructuring and related expenses	$17	$360

2005 Restructuring Plan

In 2005, the Company began executing a broad restructuring initiative to reduce its fixed cost base and increase efficiency. This three-year plan is substantially complete, with minimal costs being incurred this quarter. The Company expects additional expenses of $4 million during 2007. Restructuring costs include workforce reductions, lease consolidation costs, asset impairments and other expenses. These costs are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.

The following is a summary of the restructuring and related expenses incurred and estimated to be incurred by type through the end of the restructuring initiative:

	Actual
	Full	Full	First Six	Third
	Year	Year	Months	Quarter	Total	Estimated
(millions)	2005	2006	2007	2007	Incurred	Total
Workforce reduction	$116	$116	$18	$—	$250	$250
Lease consolidation	20	27	11	—	58	62
Asset impairments	17	12	3	—	32	32
Other related expenses	5	12	4	—	21	21
Total restructuring and related expenses	$158	$167	$36	$—	$361	$365

The following table details the restructuring and related expenses incurred and estimated to be incurred by segment through the end of the restructuring initiative:

	Actual
	Full	Full	First Six	Third
	Year	Year	Months	Quarter	Inception	Estimated
(millions)	2005	2006	2007	2007	to Date	Total
Risk and Insurance
Brokerage Services	$143	$136	$28	$—	$307	$311
Consulting	8	20	6	—	34	34
Insurance Underwriting	3	8	2	—	13	13
Unallocated	4	3	—	—	7	7
Total restructuring and related expenses	$158	$167	$36	$—	$361	$365

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at December 31, 2005	$116
Expensed in 2006	155
Cash payments in 2006	(141)
Foreign currency revaluation	4
Balance at December 31, 2006	134
Expensed in 2007	33
Cash payments in 2007	(74)
Balance at September 30, 2007	$93

Restructuring Charges – Prior Years

In 1996 and 1997, Aon recorded restructuring liabilities as a result of the acquisition of Alexander and Alexander Services, Inc. (“A&A”) and Bain Hogg. During third quarter and nine months 2007, Aon made payments of $2 million and $5 million, respectively, for these liabilities. In the second quarter 2007, the Company determined that certain of these reserves were no longer required. Accordingly, the Company recorded a $7 million adjustment to decrease the restructuring reserve and the corresponding goodwill that was established when the transaction occurred in 1997. The remaining liability of $10 million is primarily for lease abandonments and is being paid out over several years, as planned.

Aon’s unpaid restructuring liabilities are included in general expense liabilities in the condensed consolidated statements of financial position.

9.                                       Capital Stock

During the first nine months of 2007, Aon issued 310,000 new shares of common stock for employee benefit plans and 97,000 shares in connection with the employee stock purchase plans. In addition, Aon reissued 7.4 million shares of treasury stock for employee benefit programs and 223,000 shares in connection with the employee stock purchase plans.

During the second quarter 2007, certain holders of Aon’s $300 million 3.5% convertible debt securities due November 2012 converted their holdings into Aon common stock. $57 million was converted, resulting in the issuance of approximately 2.7 million shares.

In November 2006, Aon announced that its Board of Directors had increased the authorized repurchase program to $2 billion. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital. Any repurchased shares will be available for use in connection with employee stock plans and for other corporate purposes. The Company repurchased approximately 2.3 million shares at a total cost of $100 million in third quarter 2007. For the first nine months of 2007, the Company repurchased approximately 18.5 million shares at a cost of $725 million.

There are also 22.4 million shares of common stock held in treasury at September 30, 2007 which are restricted as to their reissuance.

10.                                 Disposal of Operations

In July 2007, the Company announced that it is considering strategic options for Combined Insurance Company of America (“CICA”) and its subsidiaries. Preparations are being made for a spin-off of CICA to Aon’s shareholders. However, the Company has also received inquiries from potential buyers and is responding accordingly.

Continuing Operations

In second quarter 2007, Aon sold Media Professionals, Inc., a managing general underwriter, which was included in the Risk and Insurance Brokerage Services segment. A pretax gain of $26 million was recognized on this sale, which was included in other general expenses in the condensed consolidated statement of income. Aon has a continuing revenue-sharing agreement with the disposed business, and therefore this business does not qualify as a discontinued operation. Also in second quarter 2007, Aon sold 25% of its Botswana subsidiary, which is included in the Risk and Insurance Brokerage Services segment. A pretax gain of $4 million was recognized on the sale, which also was included in other general expenses.

Discontinued Operations

In 2006, Aon sold the following businesses:

•

Aon Warranty Group (“AWG”) and its worldwide warranty and credit operations, which was previously included in the Insurance Underwriting segment. Included in discontinued operations was pretax income of $25 million and $72 million for the three and nine months ended September 30, 2006. A pretax gain of $16 million was recognized on the sale in fourth quarter 2006.

•

Construction Program Group (“CPG”), a managing general underwriter whose policies were underwritten by Aon’s property and casualty operation. Results of CPG were previously included in both the Risk and Insurance Brokerage Services and Insurance Underwriting segments. Included in discontinued operations was a pretax loss of $14 million and pretax income of $7 million for the three and nine months ended September 30, 2006, respectively. A pretax gain of $27 million was recognized on the sale in fourth quarter 2006.

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

Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which amounts to $887 million at September 30, 2007.

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

As of September 30, 2007, the liabilities associated with the foregoing indemnities were included in other liabilities in the condensed consolidated statements of financial position. Such liabilities amounted to $71 million. Reinsurance recoverables and other assets related to these liabilities are $91 million. The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regard to asbestos, pollution and other health exposures. Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of all these businesses are classified as discontinued operations as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2007	2006	2007	2006
Revenues:
AWG	$—	$320	$—	$923
CPG	—	61	—	183
Other	—	1	—	1
Total	$—	$382	$—	$1,107

Pretax income:
Operations:
AWG	$—	$25	$—	$72
CPG	—	(14)	—	7
Other	2	13	3	12
	2	24	3	91
Gain on sale	(3)	—	1	1
Total	$(1)	$24	$4	$92

After-tax income (loss):
Operations	$3	$16	$3	$59
Sale	13	—	16	(1)
Total	$16	$16	$19	$58

11.                                 Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. plans:

	Pension Benefits		Other Benefits
(millions) Three months ended September 30,	2007	2006	2007	2006
Service cost	$10	$12	$1	$1
Interest cost	25	26	1	1
Expected return on plan assets	(30)	(29)	—	—
Amortization of prior service cost	(4)	1	(1)	(1)
Amortization of net loss	11	15	—	—
Net periodic benefit cost	$12	$25	$1	$1

	Pension Benefits		Other Benefits
(millions) Nine months ended September 30,	2007	2006	2007	2006
Service cost	$38	$45	$2	$2
Interest cost	74	76	3	3
Expected return on plan assets	(90)	(86)	—	—
Amortization of prior service cost	(11)	1	(1)	(1)
Amortization of net loss	33	38	—	—
Net periodic benefit cost	$44	$74	$4	$4

The following table provides the components of net periodic benefit costs for Aon’s material international pension plans, which are located primarily in the U.K. and The Netherlands:

	Pension Benefits
	Three months ended Sept. 30,		Nine months ended Sept. 30,
(millions)	2007	2006	2007	2006
Service cost	$3	$16	$20	$48
Interest cost	64	56	189	163
Expected return on plan assets	(75)	(58)	(221)	(168)
Amortization of prior service costs	—	1	—	1
Amortization of net loss	9	23	36	67
Net periodic benefit cost	$1	$38	$24	$111

Aon previously disclosed in its 2006 financial statements that it expected to contribute $36 million in 2007 to its U.S. defined benefit pension plans to satisfy minimum funding requirements and $5 million to fund other postretirement benefit plans. Based on current rules and assumptions, Aon now plans to contribute $22 million to its defined benefit pension plans. As of September 30, 2007, contributions of $20 million have been made to the U.S. pension plans and $4 million to other postretirement benefit plans.

Aon previously disclosed in its 2006 financial statements that it expected to contribute $197 million in 2007 to its major international defined benefit pension plans. Based on current rules and assumptions, Aon now plans to contribute approximately $164 million to its major international defined pension plans during 2007. As of September 30, 2007, $132 million has been contributed.

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

12.                                 Other-Than-Temporary Impairments

The following table analyzes our investment positions with unrealized losses segmented by quality and period of continuous unrealized loss as of September 30, 2007.

	Investment Grade
		6 -12
($ in millions)	0-6 Months	Months	> 12 Months	Total

FIXED MATURITIES
U.S. government and agencies
# of positions	1	1	17	19
Fair Value	$11	$8	$129	$148
Amortized Cost	11	8	131	150
Unrealized Loss	—	—	(2)	(2)
Foreign governments
# of positions	18	34	77	129
Fair Value	$136	$565	$444	$1,145
Amortized Cost	138	575	455	1,168
Unrealized Loss	(2)	(10)	(11)	(23)
Corporate securities
# of positions	82	87	259	428
Fair Value	$183	$173	$507	$863
Amortized Cost	186	181	529	896
Unrealized Loss	(3)	(8)	(22)	(33)
Mortgage- and asset-backed securities
# of positions	65	72	297	434
Fair Value	$109	$64	$179	$352
Amortized Cost	110	65	184	359
Unrealized Loss	(1)	(1)	(5)	(7)

TOTAL FIXED MATURITIES
# of positions	166	194	650	1,010
Fair Value	$439	$810	$1,259	$2,508
Amortized Cost	445	829	1,299	2,573
Unrealized Loss	(6)	(19)	(40)	(65)

% of Total Unrealized Loss	9%	28%	60%	97%

	Non-Investment Grade
		6 -12
	0-6 Months	Months	> 12 Months	Total
EQUITY SECURITIES
# of positions	1	1	—	2
Fair Value	$11	$9	$—	$20
Amortized Cost	12	10	—	22
Unrealized Loss	(1)	(1)	—	(2)

% of Total Unrealized Loss	2%	1%	—	3%

For categorization purposes, Aon considers any rating of Baa or higher by Moody’s Investor Services or equivalent rating agency to be investment grade. Aon has no fixed maturities below investment grade with an unrealized loss.

Aon’s fixed-maturity portfolio in total had a $65 million gross unrealized loss at September 30, 2007, and is subject to interest rate, market, and credit risks. No single position had an unrealized loss greater than $3 million. With a carrying value of $2,970 million at September 30, 2007, Aon’s total fixed-maturity portfolio is approximately 100% investment grade based on market value. Fixed-maturity securities with an unrealized loss are 100% investment grade and have a weighted average rating of “Aa” based on amortized cost. Aon’s non-publicly-traded fixed maturity portfolio had a carrying value of $216 million. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

Aon’s equity portfolio is comprised of non-redeemable preferred stocks, publicly traded common stocks and other common and preferred stocks not publicly traded. This portfolio had $2 million of gross unrealized losses at September 30, 2007, and is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

Aon reviews invested assets with material unrealized losses each quarter. Please see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates in Aon’s 2006 Annual Report on Form 10-K for further information.

13.                                 Uncertain Tax Positions

Aon adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, Aon did not recognize any material adjustments in the liability for unrecognized tax benefits. As of March 31, 2007, Aon had $61 million of gross unrecognized tax benefits, $49 million of which would affect the effective tax rate if recognized. There were no material changes to these amounts in either the second or third quarter 2007.

Aon recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes. As of March 31, 2007, Aon had accrued $8 million for the payment of interest and penalties, which is included as a component of the $61 million of total unrecognized tax benefits noted above. There were no material changes to these amounts in either the second or third quarter 2007.

Aon has substantially concluded all U.S. federal income tax matters for years through 2004. Substantially, all material state and local income tax jurisdiction examinations have been concluded for years through 2001. Aon’s primary international jurisdictions have concluded income tax examinations through 2000.

14.                                 Endurance Warrants and Common Stock Investment

In 2001, Aon invested $227 million in the common stock of Endurance Specialty Holdings, Ltd. (“Endurance”), a Bermuda-based insurance and reinsurance company. Aon sold virtually all of its common stock investment in Endurance in 2004. In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allowed Aon to purchase additional Endurance common stock through December 2011. These warrants met the definition of a derivative, which required them to be recorded in the financial statements at fair value, with changes in fair value recognized in earnings on a current basis. On March 31, 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans. The warrants had a fair value of approximately $73 million at March 31, 2006. The change in the fair value of the warrants from December 31, 2005 was a decrease of $17 million, and was included in investment income for the nine months ended September 30, 2006.

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

On March 4, 2005, Aon entered into an agreement (the “Settlement Agreement”) with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the “State Agencies”) to resolve all the issues related to investigations conducted by the State Agencies. The 2005 Settlement Agreement, under which Aon distributed funds to certain clients and implemented business reforms, has been described in detail in Aon’s previous financial filings.

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

Beginning in June 2004, a number of other putative class actions were filed against Aon and other companies by purported classes of clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs’ federal antitrust and RICO claims in separate orders in, respectively, August and October 2007. Plaintiffs are expected to appeal. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”). An outside law firm with significant experience in the area is overseeing the review. Aon has advised the U.K. Financial Services Authority, the U.S. Securities and Exchange Commission, the U.S. Department of Justice, and certain other non-U.S. regulators of the review and has agreed with the U.S. regulators to toll any applicable statute of limitations pending completion of the review. Based on current information, the Company is unable at this time to predict when the review will be completed or what regulatory or other outcomes may result.

Although the ultimate outcome of all matters referred to above cannot be ascertained, and liabilities in indeterminate amounts may be imposed on Aon or its subsidiaries- on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of management that the disposition or ultimate determination of such claims will not have a material adverse effect on the consolidated financial position of Aon. However, it is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.

16.                                 Subsequent Event

On October 4, 2007, the Company announced that it will redeem on November 19, 2007 all of its outstanding 3 ½ % Senior Convertible Debentures due 2012 (“Debentures”). On September 30, 2007, the aggregate principal amount of the Debentures outstanding was approximately $243 million. The redemption price for the Debentures will be 101% of the principal amount of the Debentures, together with accrued and unpaid interest. On or before the close of business on November 16, 2007, the holders of the Debentures may elect to convert their Debentures into Aon common stock at a conversion rate of 46.5658 shares of common stock for each $1,000 principal amount of Debentures, subject to the terms and conditions set forth in the Indenture dated as of November 7, 2002 by and between Aon and the Bank of New York, as Trustee (“Indenture”) and the Debentures. Debentures not converted on or before the close of business on November 16, 2007 will no longer be convertible and holders will only be entitled to the right to receive the redemption price of the Debentures and accrued and unpaid interest to, but excluding November 19, 2007.

If all outstanding debentures as of September 30, 2007 are converted into Aon common stock, approximately 11.3 million shares will be issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections. First, key recent events are described that have affected or will affect our financial results during 2007. We then review our consolidated results and segments with comparisons for the third quarter and nine-months 2007 to the corresponding periods in 2006. We then discuss our financial condition and liquidity as well as information on our off balance sheet arrangements. The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Strategic Alternatives for Combined Insurance Company of America

Redemption of Senior Convertible Debentures

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

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

Strategic Alternatives for Combined Insurance Company of America

In July 2007, we announced that we are considering strategic options for Combined Insurance Company of America (“CICA”) and its subsidiaries. Preparations are being made for a spin-off of CICA to our shareholders, but we have received inquiries from potential buyers and are responding accordingly.

CICA and its subsidiaries, including Sterling Life Insurance Company (“Sterling”), provide accident, health and life insurance coverage in the U.S., Canada, Europe and Asia Pacific primarily through more than 7,000 career insurance agents.

Redemption of Senior Convertible Debentures

On October 4, 2007, we announced that the Company will redeem on November 19, 2007 all of our outstanding 3 ½ % Senior Convertible Debentures due 2012 (“Debentures”). On September 30, 2007, the aggregate principal amount of the Debentures outstanding was approximately $243 million. The redemption price for the Debentures will be 101% of the principal amount of the Debentures, together with accrued and unpaid interest. On or before the close of business on November 16, 2007, the holders of the Debentures may elect to convert their Debentures into Aon common stock at a conversion rate of 46.5658 shares of common stock for each $1,000 principal amount of Debentures, subject to the terms and conditions set forth in the Indenture and the Debentures. Debentures not converted on or before the close of business on November 16, 2007 will no longer be convertible and holders will only be entitled to the right to receive the redemption price of the Debentures and accrued and unpaid interest to, but excluding November 19, 2007.

If all outstanding debentures as of September 30, 2007 are converted into Aon common stock, approximately 11.3 million shares will be issued.

Restructuring Initiatives

In October 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients. We estimate that this Plan will result in cumulative pretax charges totaling approximately $360 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Approximately $17 million of restructuring and related expenses were recorded through September 30, 2007, of which $4 million was paid. We expect the remaining restructuring-related expenses to affect continuing operations from fourth quarter 2007 through the end of 2009. We anticipate that these initiatives will lead to annualized cost-savings of approximately $50-$70 million in 2008, $175-$200 million in 2009, and $240 million of annualized savings by 2010. There can be no assurances that Aon will achieve the targeted savings.

The 2007 Restructuring Plan includes an estimated 2,700 job eliminations beginning in the third quarter of 2007 and continuing into 2009. We also expect to close or consolidate several offices resulting in sublease losses or lease buy-outs. These efforts will also trigger asset impairments in the form of accelerated amortization of the remaining leasehold improvements.

The following is a summary of 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

(millions)	Actual Third Quarter 2007	Estimated Total for Restructuring Period (1)
Workforce reduction	$10	$228
Lease consolidation	4	80
Asset impairments	2	36
Other costs associated with restructuring	1	16
Total restructuring and related expenses	$17	$360

(1)          Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions likely to change when plans are finalized and approved include, but are not limited to, changes in severance calculations, changes in the assumptions underlying our sublease loss calculations due to changing market conditions, and changes in our overall analysis that might cause us to add or cancel component initiatives.

Workforce reductions reflect a cash expense, though we may recognize the expense prior to paying for the expenditure. Asset impairments are non-cash expenses. Lease consolidation accruals reflect the present value of future cash flows. Other costs are cash expenses, which are expensed in the period in which they are incurred.

The following is a summary by segment of actual restructuring and related costs incurred and estimated to be incurred through the end of the restructuring initiative.

(millions)	Actual Third Quarter 2007	Estimated Total for for Restructuring Period
Risk & Insurance Brokerage Services	$16	$335
Consulting	1	25
Total restructuring and related expenses	$17	$360

2005 Restructuring Plan

In 2005, we began executing a broad restructuring initiative to reduce our fixed cost base and increase efficiency. This three-year plan is substantially complete, with minimal costs being incurred this quarter. We expect the remaining portion to cost $4 million during 2007, which is in addition to the $361 million expensed through September 30, 2007. Restructuring costs include workforce reductions, lease consolidation costs, asset impairments and other expenses. For the third quarter 2007, the estimated restructuring benefits were approximately $63 million. These initiatives are expected to lead to annualized cost savings of approximately $280 million by 2008.

We estimate 3,600 positions will have been eliminated as a result of this initiative. As of September 30, 2007, approximately 3,300 of these eliminations had already occurred. The remaining terminations have been largely accrued for in accordance with FASB Statement No. 112.

The following table details the restructuring and related expenses by type we incurred through third quarter 2007 and our estimate to be incurred through the end of the restructuring initiative:

	Actual
(millions)	2005	2006	First Six Months 2007	Third Quarter 2007	Total Incurred	Estimated Total
Workforce reduction	$116	$116	$18	$—	$250	$250
Lease consolidation	20	27	11	—	58	62
Asset impairments	17	12	3	—	32	32
Other related expenses	5	12	4	—	21	21
Total restructuring and related expenses	$158	$167	$36	$—	$361	$365

Recent Regulatory and Legislative Activity

A substantial portion of CICA’s revenue growth over the past two years has been generated by its Sterling unit and the bulk of that growth was generated from its Medicare Advantage (“MA”) products which are Private-Fee-For Service plans (“PFFS plans”).

Prior to July 2006, Sterling was authorized to market and enroll beneficiaries in MA products year-round, but that authorization was due to expire and change to an open enrollment period of November 15th through December 31st of each year, with a switch enrollment period of January through March of each year. Federal legislation that passed in late 2006 extended year-round enrollment (through 2008) for certain health plans like those marketed by Sterling. In July of 2007, that legislation was repealed. Accordingly, beginning on August 1, 2007, Sterling and all other MA plans no longer have the ability to enroll beneficiaries in their plans throughout the year.

In 2008 and beyond, Sterling and all other MA plans will be permitted to enroll Medicare beneficiaries until March 31st of a calendar year, unless a special enrollment period applies. Additionally, Sterling will be able to enroll year-round those individuals just becoming eligible for Medicare.

On June 15, 2007, Sterling voluntarily agreed, upon the Centers for Medicare & Medicaid Services’ (“CMS”) request of Sterling and other private fee-for-service providers, to temporarily suspend marketing activities of non-group, individual PFFS plans effective June 22, 2007.

In September 2007, Sterling received approval from CMS to resume marketing its non-group plans. This announcement followed the statement by CMS that the agency has completed its review and determined that Sterling has demonstrated accelerated compliance with 2008 CMS marketing requirements. Sterling immediately resumed marketing to beneficiaries eligible to enroll, and is prepared to begin 2008 marketing on schedule.

Acquisitions and Dispositions of Various Businesses

We continually review our portfolio of businesses, making acquisitions where we think it will help us deliver distinctive client value, as well as exploring strategic alternatives of businesses we currently have. In 2006, we spent $138 million for acquisitions. In the first nine months of 2007, we spent $228 million for several 2007 acquisitions. We increased our position in the U.K. affinity market by purchasing Footman James, and our technology platform was strengthened through the acquisition of Valley Oak Systems in the U.S.

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

We sold a 25% stake in our Botswana brokerage subsidiary in second quarter 2007. This disposition resulted in a $4 million gain, which is included in other general expenses within our Risk and Insurance Brokerage Services segment.

During first quarter 2006, we completed the sale of a non-core brokerage business in Australia. In fourth quarter 2006, we completed the sale of our AWG and CPG businesses. The results of those businesses through the date of sale are shown as discontinued operations in our condensed consolidated statements of income.

Distributions from PEPS I

We received income distributions from our preferred investment in Private Equity Partnership Structures I, LLC (“PEPS I”) of $16 million during the third quarter and $55 million for the first nine months of 2007, which were recorded in investment income. Prior to 2007, income distributions received from PEPS I were limited to interest payments on various PEPS I debt instruments. Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, paid preferred income distributions. Receipt of additional preferred returns is dependent on the performance of the limited partnership (LP) interests underlying PEPS I and is expected to vary from period to period. We do not control the timing of the distribution.

Share Repurchase Program

We are currently authorized to repurchase $2 billion of Aon’s common stock. Pursuant to this program, during the first nine months of 2007, we repurchased approximately 18.5 million shares at a cost of $725 million. Since the program began, we have now repurchased 47.6 million shares at a cost of $1,797 million. Of the shares repurchased since the program’s inception, we have reissued approximately 11.8 million shares for stock options, stock awards and other benefit plans.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include pensions, contingencies, policy liabilities, valuation of investments, intangible assets, share-based payments and income taxes, as discussed in our 2006 Annual Report on Form 10-K.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to supplemental information derived from our consolidated financial information.

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

Consolidated Results

The following table and commentary provide selected consolidated financial information.

	Third Quarter Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2007	2006	Change	2007	2006	Change
Revenue
Commissions and fees	$1,702	$1,589	7%	$5,218	$4,852	8%
Premiums and other	589	487	21	1,701	1,423	20
Investment income	116	92	26	357	266	34
Total revenue	2,407	2,168	11	7,276	6,541	11

Expenses
Compensation and benefits	1,156	1,116	4	3,515	3,344	5
Other general expenses	490	474	3	1,477	1,394	6
Benefits to policyholders	366	349	5	1,044	864	21
Depreciation and amortization	50	56	(11)	149	166	(10)
Interest expense	33	34	(3)	102	99	3
Provision for New York and other state settlements	—	—	—	1	2	(50)
Total expenses	2,095	2,029	3	6,288	5,869	7
Income from continuing operations before provision for income tax	$312	$139	124%	$988	$672	47%
Pretax margin - continuing operations	13.0%	6.4%		13.6%	10.3%

Revenue

Commissions and fees increased by $113 million or 7% on a quarterly basis and $366 million or 8% on a year-to-date basis. Organic growth in the Risk and Insurance Brokerage Services and Consulting segments and the impact of foreign currency translation primarily drove the increase.

Premiums and other increased $102 million or 21% on a quarterly basis and $278 million or 20% on a year-to-date basis, driven by strong growth in our Sterling subsidiary’s MA health product in our Accident & Health and Life sub-segment.

Investment income increased $24 million or 26% on a quarterly basis and $91 million or 34% on a year-to-date basis. The increase was primarily driven by:

•                  Non-liquidating distributions from our PEPS I investment, which contributed an additional $15 million and $52 million of income on a quarterly and year-to-date basis, respectively,

•                  realized gains from the sale of investments,

•                  $17 million of realized losses on our Endurance warrants in first quarter 2006, and

•                  higher interest rates on our investment portfolio,

•                  partially offset by a $35 million gain on the contribution of our Scandent preferred stock in first quarter 2006.

Expenses

Compensation and benefits increased $40 million or 4% on a quarterly basis and $171 million or 5% on a year-to-date basis. Driving the increase in both periods was the impact of foreign currency translation and higher salary and incentive costs, partially offset by lower pension expenses and the benefits of the 2005 restructuring program. Lower pension expense results primarily from the previously announced changes to both our U.S. and U.K. defined benefit pension plans.

Other general expenses increased $16 million or 3% on a quarterly basis and $83 million or 6% on a year-to-date basis. The quarterly increase was driven by a $30 million gain on the sale of a building in Spain in 2006, and the impact of foreign currency translation, partially offset by lower restructuring costs. On a year-to-date basis, foreign currency translation, the gain on the sale of the Spain building, and the settlement of litigation in early 2007 for acquired employees in our U.K. reinsurance business more than offset 2007 gains from the sale or partial sale of businesses and lower restructuring costs.

Benefits to policyholders increased $17 million or 5% on a quarterly basis and $180 million or 21% on a year-to-date basis. The increase for both periods was driven by the growth in Sterling’s MA product, partially offset by $81 million in Property and Casualty reserve adjustments in 2006.

Depreciation and amortization expense decreased $6 million or 11% on a quarterly basis and $17 million or 10% on a year-to-date basis. The decline for both periods was caused by asset disposals and write-offs in 2006, primarily driven by restructuring activity.

Interest expense decreased $1 million on a quarterly basis, but increased $3 million or 3% on a year-to-date basis. Higher year-to-date interest costs resulted from higher international debt levels and interest rates.

Income from Continuing Operations Before Provision for Income Tax and Cumulative Effect of a Change in Accounting Principle

Income from continuing operations before provision for income tax increased $173 million to $312 million on a quarterly basis and increased $316 million or 47% for the nine months ended September 30, 2007. The improvements are attributable to organic revenue growth in all segments, the favorable impact of foreign currency translation, increased investment income and lower restructuring costs, which more than offset higher compensation and benefit costs and benefits to policyholders.

Income Taxes

The effective tax rate for continuing operations was 39.7% and 35.3% for the third quarters ended September 30, 2007 and 2006, respectively. The effective tax rate for continuing operations was 35.4% and 34.8% for the nine month period ended September 30, 2007 and 2006, respectively. During the third quarter 2007, legislation was finalized in the United Kingdom which reduces the corporate tax rate from 30% to 28%. While the lower U.K. tax rate will be a benefit to Aon’s recurring effective tax rate in future periods, it also requires a reevaluation of the deferred tax assets related to our U.K. operations, which resulted in a one-time non-cash charge of approximately $22 million that was included in the third quarter tax provision. The year-to-date rate was impacted by the geographic distribution of earnings and the favorable resolution of certain tax matters as well as the third quarter U.K. tax adjustment.

Income from Continuing Operations

Income from continuing operations before accounting change for third quarter 2007 and 2006 was $188 million and $90 million, respectively. Basic and diluted income per share in the third quarter 2007 was $0.64 and $0.59, respectively, versus $0.29 and $0.27 for basic and diluted income per share in 2006, respectively. Income from continuing operations before accounting change for nine months 2007 and 2006 was $638 million and $438 million, respectively. Basic and diluted income per share for the nine months ended September 30, 2007 was $2.16 and $1.99, respectively, versus $1.37 and $1.29 for basic and diluted income per share for the comparable period of 2006, respectively. Income from continuing operations in 2007 included $0.01 and $0.03 per share for currency translation gains for the third quarter and nine months, respectively.

Discontinued Operations

Third quarter income from discontinued operations was $16 million ($0.05 per basic and diluted share) for both 2007 and 2006. Nine months income from discontinued operations was $19 million in 2007 ($0.06 per basic and diluted share) versus $58 million for 2006 ($0.18 and $0.17 per basic and diluted share, respectively). Pretax income for our discontinued operations for 2007 included some residual settlement activity relating to our AWG and CPG disposals. Income from discontinued operations for 2007 was positively impacted by $18 million for both the quarter and year-to-date periods due to our ability to recognize a favorable tax credit relating to the sale of AWG. Results in 2006 principally reflect the quarterly and nine months operating results from our AWG and CPG businesses, which were sold in fourth quarter 2006.

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

The following table and commentary provide selected financial information on the operating segments.

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
(millions)	2007	2006	2007	2006
Operating segment revenue: (1) (2)
Risk and Insurance Brokerage Services	$1,437	$1,341	$4,408	$4,106
Consulting	325	301	979	918
Insurance Underwriting	627	519	1,811	1,519
Income (loss) before income tax:
Risk and Insurance Brokerage Services	$236	$190	$756	$645
Consulting	38	18	129	71
Insurance Underwriting	63	(27)	189	101
Pretax Margins:
Risk and Insurance Brokerage Services	16.4%	14.2%	17.2%	15.7%
Consulting	11.7%	6.0%	13.2%	7.7%
Insurance Underwriting	10.0%	-5.2%	10.4%	6.6%

(1) Intersegment revenues of $8 million and $12 million were included in third quarter 2007 and 2006, respectively.

(2) Intersegment revenues of $24 million and $36 million were included in nine months 2007 and 2006, respectively.

The following table reflects investment income earned by the operating segments, which is included in the foregoing results.

	Third Quarter Ended		Nine Months Ended
	September 30,		September 30,
(millions)	2007	2006	2007	2006

Risk and Insurance Brokerage Services	$56	$47	$154	$152
Consulting	1	1	8	4
Insurance Underwriting	33	25	93	76

•                  Risk and Insurance Brokerage Services investment income increased $9 million and $2 million on a quarterly and year-to-date basis, respectively. The quarterly increase was primarily driven by higher interest rates, while the year-to-date increase was driven by higher interest rates and the gain on the sale of certain investments, mostly offset by the contribution of our Scandent preferred stock investment to a U.K. pension plan in 2006, which resulted in a gain of $35 million.

•                  The $4 million improvement at Consulting for nine months is a result of a gain on the sale of an investment.

•                  Insurance Underwriting investment income increased $8 million and $17 million on a quarterly and year-to-date basis, respectively, primarily because of higher invested balances and increases in interest rates.

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

Risk and Insurance Brokerage Services generated approximately 60% and 61% of Aon’s total operating segment revenues for third quarter and nine months 2007, respectively. Revenues are generated primarily through:

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

Revenue

These tables show Risk and Insurance Brokerage Services revenue by sub-segment.

	Third Quarter Ended September 30,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2007	2006	Change	Impact	& Transfers	Other	Growth
Americas	$582	$567	3%	1%	—%	(1)%	3%
United Kingdom	207	180	15	4	1	5	5
Europe, Middle East & Africa	275	242	14	7	(2)	6	3
Asia Pacific	123	114	8	9	(3)	(1)	3
Reinsurance	250	238	5	3	2	—	—
Total revenue	$1,437	$1,341	7%	4%	—%	—%	3%

	Nine Months Ended September 30,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2007	2006	Change	Impact	& Transfers	Other	Growth
Americas	$1,719	$1,665	3%	1%	—%	(3)%	5%
United Kingdom	581	526	10	5	3	2	—
Europe, Middle East & Africa	1,016	886	15	7	—	5	3
Asia Pacific	361	331	9	8	(3)	(1)	5
Reinsurance	731	698	5	3	1	—	1
Total revenue	$4,408	$4,106	7%	4%	1%	(2)%	4%

•                  Americas revenue was up 3% on a quarterly and year-to-date basis driven by strong new business growth in the U.S. and Latin America and effective management of our renewal book portfolio. Nine months 2006 results were impacted by a $35 million gain on the contribution of our Scandent preferred stock.

•                  U.K. revenue rose 15% and 10% on a quarterly and year-to-date basis, respectively, due to favorable foreign currency translation and acquisitions. Organic revenue growth was 5% in the third quarter, driven by new business and an improved retention rate.

•                  Europe, Middle East & Africa revenue rose 14% and 15% on a quarterly and year-to-date basis, respectively, reflecting favorable foreign currency translation, improved investment income and 3% organic revenue growth on both a quarterly and year-to-date basis. Organic growth was primarily due to a higher retention rate in most of Europe and strong growth in emerging markets.

•                  Asia Pacific’s 8% and 9% revenue growth on a quarterly and year-to-date basis, respectively, was driven by positive foreign currency translation and organic growth in most markets in Asia, partially offset by continued weakness in Australia.

•                  Reinsurance revenue grew 5% on a quarterly and year-to-date basis. The growth was driven by the favorable impact of foreign currency translation, acquisitions, and organic revenue growth in international markets, driven by growth of facultative placements, which more than offset a quarterly decline in the U.S. due to soft market conditions.

This table shows Risk and Insurance Brokerage Services revenue by geographic area.

	Third Quarter Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2007	2006	Change	2007	2006	Change
United States	$530	$528	—%	$1,563	$1,538	2%
Americas, other than U.S.	162	143	13	468	422	11
United Kingdom	266	243	9	749	707	6
Europe, Middle East & Africa	341	303	13	1,226	1,075	14
Asia Pacific	138	124	11	402	364	10
Total revenue	$1,437	$1,341	7%	$4,408	$4,106	7%

•                  U.S. revenues are unchanged on a quarterly basis as growth in our U.S. retail business was offset by soft market conditions in our reinsurance business. Revenue rose 2% on a year-to-date basis as strong new business, effective renewal book management in U.S. retail, and investment income gains were partially offset by last year’s gain on the contribution of our Scandent preferred stock.

•                  Americas other than U.S. revenue rose 13% on a quarterly and 11% on a year-to-date basis, respectively, due to strong organic growth in Latin America and the favorable impact of foreign currency translation.

•                  UK revenue increased 9% and 6% on a quarterly and year-to-date basis, respectively, primarily driven by favorable foreign currency translation as well as organic growth on a quarterly basis.

•                  Europe, Middle East & Africa grew 13% and 14% on a quarterly and year-to-date basis, respectively, driven by favorable foreign currency translation, higher investment income, and organic growth.

•                  Asia Pacific revenue rose 11% and 10%, respectively, due to favorable foreign currency translation and organic revenue growth.

Income Before Income Tax

Pretax income rose $46 million to $236 million for the quarter and increased $111 million to $756 million for nine months. Pretax margins were 16.4% and 17.2% on a quarterly and year-to-date basis, respectively, compared to 14.2% and 15.7% on a quarterly and year-to-date basis, respectively, in 2006. Organic revenue growth of 3% and 4% on a quarterly and year-to-date basis, respectively, savings from the restructuring program, primarily for workforce reduction, and lower pension expenses were partially offset by higher salary costs and investment in talent and the impact of the gain on the sale of a building in Spain in 2006 of $30 million.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations. Our Consulting segment:

•                  provides a broad range of consulting services

•                  generated 14% of Aon’s total operating segment revenue for both the third quarter and nine months 2007.

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

Revenue

These tables show Consulting revenue by product sub-segment.

	Third Quarter Ended September 30,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2007	2006	Change	Impact	& Transfers	Other	Growth
Consulting services	$270	$234	15%	4%	3%	—%	8%
Outsourcing	55	67	(18)	3	(1)	—	(20)
Total revenue	$325	$301	8%	4%	2%	—%	2%

	Nine Months Ended September 30,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2007	2006	Change	Impact	& Transfers	Other	Growth
Consulting services	$803	$709	13%	4%	2%	1%	6%
Outsourcing	176	209	(16)	3	—	(1)	(18)
Total revenue	$979	$918	7%	3%	2%	1%	1%

•                  Consulting Services revenue increased $36 million and $94 million on a quarterly and year-to-date basis, respectively. Organic revenue growth was 8% for the quarter and 6% for nine months 2007, reflecting growth in most major practice groups and geographies. Revenue also increased due to favorable foreign currency translation and the transfer in of certain small units from the Risk and Insurance Brokerage Service segment.

•                  Outsourcing revenue declined $12 million and $33 million on a quarterly and year-to-date basis, respectively. Organic revenue declined 20% and 18% on a quarterly and year-to-date basis, respectively, driven by lower revenue from AT&T. AT&T, which is our largest outsourcing client, terminated many services in a contract with us at the end of 2006, and recently informed us that they intend to terminate our remaining outsourcing services effective at the end of 2007.

This table shows Consulting revenue by geographic area.

	Third Quarter Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2007	2006	Change	2007	2006	Change
United States	$156	$165	(5)%	$484	$505	(4)%
Americas, other than U.S.	27	25	8	88	84	5
United Kingdom	69	58	19	197	169	17
Europe, Middle East & Africa	56	43	30	168	136	24
Asia Pacific	17	10	70	42	24	75
Total revenue	$325	$301	8%	$979	$918	7%

•                  The U.S. revenue decline in both periods was primarily caused by reduced outsourcing business triggered by the loss of revenue from AT&T as discussed above, partially offset by organic revenue growth in Consulting Services, and on a year-to-date basis, a $5 million gain on the sale of an investment.

•                  Americas other than the U.S. grew 8% and 5% on a quarterly and year-to-date basis driven by favorable foreign currency translation.

•                  United Kingdom revenue rose 19% and 17% on a quarterly and year-to-date basis driven by both organic growth and favorable foreign currency translation.

•                  Europe, Middle East & Africa increased 30% and 24% on a quarterly and year-to-date basis, respectively, driven by favorable foreign currency translation, the transfer in of certain small units from our brokerage segment and organic revenue growth.

•                  Asia Pacific grew 70% and 75% on a quarterly and year-to-date basis, respectively, due to favorable foreign currency translation, the transfer in of certain small units from our brokerage segment and organic revenue growth.

Income Before Income Tax

Third quarter 2007 pretax income was up 111% to $38 million, compared to $18 million in 2006. Year-to-date pretax income was up 82% to $129 million, compared to $71 million in 2006. Pretax margins for the quarter were 11.7% and 6.0% for 2007 and 2006, respectively. Pretax margins for the first nine months were 13.2% and 7.7% for 2007 and 2006, respectively. The pretax income and margin improvement was principally driven by higher revenues, benefits related to the restructuring program and disciplined expense management in the U.S., and on a year-to-date basis, the gain on the sale of an investment.

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

•                  has operations in the United States, Canada, Europe and Asia Pacific.

•                  generated 26% and 25% of Aon’s total operating segment revenue for the third quarter and nine months 2007, respectively.

•                  Refer to the Key Recent Events section for a discussion on Aon’s examination of strategic options for the remaining operations of this segment.

Revenue

Written premium and fees are the basis for organic revenue growth in this segment; however, reported revenues reflect earned premiums and fees.

We review our revenue results using the following sub-segments:

•                  Accident & Health and Life, through which we provide an array of accident, health (including Medicare Advantage), short-term disability and other insurance products. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation;

•                  Property and Casualty. We have ceased writing property and casualty business. This subsegment is entirely composed of runoff liabilities pertaining to various personal and commercial risks we formerly underwrote, such as:

•                  professional liability errors and omissions

•                  excess liability

•                  workers’ compensation

•                  commercial property and casualty risk.

These tables show Insurance Underwriting revenue by product sub-segment:

	Third Quarter Ended September 30,
				Less:	Less:	Organic
			Percent	Currency	All	Revenue
(millions)	2007	2006	Change	Impact	Other	Growth (1)
Accident & health and life	$625	$511	22%	3%	(2)%	21%
Property & casualty	2	8	(75)	N/A	N/A	N/A
Total revenue	$627	$519	21%	3%	(1)%	19%

(1) Organic revenue growth for Property & casualty is no longer meaningful as the remaining business in in run-off.

	Nine Months Ended September 30,
				Less:	Less:	Organic
			Percent	Currency	All	Revenue
(millions)	2007	2006	Change	Impact	Other	Growth (1)
Accident & health and life	$1,809	$1,491	21%	2%	1%	18%
Property & casualty	2	28	(93)	N/A	N/A	N/A
Total revenue	$1,811	$1,519	19%	2%	—%	17%

(1) Organic revenue growth for Property & casualty is no longer meaningful as the remaining business in in run-off.

In the Accident & health and life business, revenue increased $114 million or 22% for the quarter and $318 million or 21% on a year-to-date basis, driven by strong growth in Sterling’s MA product, favorable foreign currency translation and higher investment income.

This table shows Insurance Underwriting revenue by geographic area.

	Third Quarter Ended			Nine Months Ended
	Sept. 30,	Sept. 30,	Percent	Sept. 30,	Sept. 30,	Percent
(millions)	2007	2006	Change	2007	2006	Change
United States	$441	$354	25%	$1,277	$1,036	23%
Americas, other than U.S.	60	53	13	168	156	8
United Kingdom	55	51	8	161	151	7
Europe, Middle East & Africa	43	38	13	125	108	16
Asia Pacific	28	23	22	80	68	18
Total revenue	$627	$519	21%	$1,811	$1,519	19%

•                  U.S. revenue increased $87 million or 25% for the quarter and $241 million or 23% for the first nine months driven by growth in Sterling’s MA product.

•                  Americas, other than U.S. revenues increased $7 million and $12 million over the third quarter and first nine months of 2006 principally due to the positive impact of foreign currency translation.

•                  United Kingdom revenue growth of 8% and 7% on a quarterly and year-to-date basis, respectively, was driven by favorable foreign currency translation.

•                  Europe, Middle East & Africa increased 13% and 16% on a quarterly and year-to-date basis, respectively, due to organic growth and foreign currency translation.

•                  Asia Pacific revenue increased 22% and 18% on a quarterly and year-to-date basis, respectively, driven by organic growth and foreign currency translation.

Income Before Income Tax

Third quarter pretax income was $63 million and the pretax margin was 10.0%, compared to a $27 million pretax loss with a -5.2% margin in the third quarter 2006. Year-to-date pretax income was $189 million and the pretax margin was 10.4%, compared to pretax income of $101 million with a margin of 6.6% in 2006. The significant increase in pretax income as well as comparable margins for both periods is driven by the $81 million reserve increase recorded in 2006 in our property and casualty sub-segment, which reflected adverse development, refined assumptions and additional claim information relating to programs placed in run-off. Also positively impacting both pretax income and margins was higher investment income and growth in our U.S. operations, which was somewhat offset by higher loss ratios at Sterling, as well as losses incurred in our property and casualty run-off businesses.

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

Private equities are principally carried at cost; however, where we have significant influence, they are carried under the equity method. These investments usually do not pay dividends. Limited partnerships are accounted for using the equity method and changes in the value of the underlying LP investments flow through unallocated investment income.

Unallocated revenue was $26 million and $102 million for the three and nine month periods ended September 30, 2007, respectively, compared to $19 million and $34 million for the comparable periods of 2006. The increase was driven by:

•                  an increase in income from our PEPS I investment of $15 million on a quarterly basis and $52 million on a year-to-date basis (refer to Distributions from PEPS I within the Key Recent Events section).

•                  negative mark-to-market adjustments of $17 million recorded in first quarter 2006 on our investment in Endurance warrants. The warrants were contributed to the U.K. pension plans on March 31, 2006.

Unallocated expenses, excluding interest expense, were $18 million and $86 million for the three and nine month periods ended September 30, 2007, respectively; compared to $27 million and $80 million for comparable periods of 2006. The quarterly decline reflects a foreign exchange gain in 2007 on an investment. The increase on a year-to-date basis was primarily driven by higher expenses associated with a review of historical equity compensation practices.

Interest expense totaled $33 million and $102 million for the three and nine month periods ended September 30, 2007, respectively, and $34 million and $99 million during comparable periods of 2006. $57 million of debt was converted to our common stock during the second quarter of 2007, which slightly reduced interest expense. That benefit was more than offset by higher international borrowings and increased interest rates.

CASH FLOW

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the nine months ended September 30, 2007 and 2006 are as follows:

(millions) Nine months ended September 30,	2007	2006
Insurance underwriting operating cash flows (including AWG for 2006)	$225	$520
All other operating cash flows	551	254
	776	774
Change in funds held on behalf of brokerage and consulting clients	150	50
Cash provided by operating activities	$926	$824

Insurance Underwriting operating cash flows

Our 2007 insurance underwriting operations include accident & health and life and certain property & casualty businesses that are in run-off. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities. The 2006 cash flows include the operations of AWG and CPG, sold on November 30, 2006.

The operating cash flow from our insurance subsidiaries, which also includes related corporate items, was $225 million for 2007, a decrease of $295 million compared to 2006. This decrease was primarily related to the sale of AWG and CPG. For 2007, operating cash flows, analyzed by major income statement component, indicated that premiums and fees collected, net of reinsurance, were $1,681 million compared to $2,643 million in 2006. Investment and other miscellaneous income received was $135 million and $195 million in 2007 and 2006, respectively.

We used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes. Claims and other cash benefits paid were $979 million in 2007 versus $1,204 million in 2006. Commissions and general expenses paid were $578 million for 2007, compared to $947 million in 2006. Tax payments for 2007 were $34 million compared to $167 million last year.

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

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $551 million in 2007 compared to $254 million in 2006. These amounts exclude the change in funds held on behalf of clients as described above. The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.

Aon uses the excess cash generated by our brokerage and consulting businesses as well as dividends received from our insurance company subsidiaries to meet its liquidity needs, which consist of servicing its debt, paying dividends to its stockholders and repurchasing outstanding shares.

Investing and Financing Activities

Investing activities during 2007 provided cash of $35 million. The cash flows provided by investing activities included sales of investments, net of purchases, of $327 million. Cash used by investing activities included capital expenditures, net of disposals, of $103 million and acquisition of subsidiaries, net of divestitures of $189 million.

For the first nine months of 2007, we used $956 million of cash for financing needs. Financing uses primarily included cash dividends paid to stockholders of $132 million, net share repurchase activity of $548 million, and debt repayments, net of issuance, of $276 million.

Financial Condition

Since year-end 2006, total assets decreased $495 million to $23.8 billion.

Total investments at September 30, 2007 and December 31, 2006 were $7.5 billion and $7.6 billion, respectively. Approximately 94% of our investment portfolio at quarter end was in short-term investments and fixed maturities, with approximately 100% of our fixed maturities rated investment grade.

Total receivables decreased $736 million in the first nine months of 2007, primarily the result of the timing of cash receipts and the impact of foreign currency translation. Insurance premiums payable decreased $247 million over the same period. The primary difference between the change in receivables and premiums payable is reflected in a change in funds held on behalf of clients, which is a component of short-term investments.

	Amount Shown
	in Statement	Percentage
	of Financial	of Total
(millions)	Position	Investments

Fixed maturities - available for sale:
US government and agencies	$212	3%
States and political subdivisions	6	––
Debt securities of foreign governments not classified as loans	1,353	18
Corporate securities	866	12
Public utilities	81	1
Mortgage-backed and asset-backed securities	452	6
Total Fixed Maturities	2,970	40

Equity securities - available for sale:
Common stocks	38	––
Non-redeemable preferred stocks	1	––
Total Equity Securities	39	––

Policy loans	56	1
Other long-term investments
PEPS I Preferred Stock	181	2
Other	143	2
Total Other Long Term Investments	324	4
Total Other Investments	380	5

Short-term investments	4,096	55

TOTAL INVESTMENTS	$7,485	100%

Goodwill and intangible assets increased $407 million from year-end 2006 due to recent acquisition activity and the impact of foreign currency translation.

Other assets decreased $167 million from December 31, 2006. Other assets are comprised principally of prepaid premiums related to reinsurance, prepaid pension assets, and current and deferred income taxes. The decrease is principally related to a lower current tax receivable and a decrease in prepaid premiums, somewhat offset by higher prepaid pension assets.

General expense liabilities fell $396 million from December 31, 2006, due to paying annual incentives during the first quarter, lower restructuring reserves and the timing of accounts payable payments.

Short-term Borrowings and Notes Payable

Borrowings

Total debt at September 30, 2007 was $2,008 million, a decrease of $277 million from December 31, 2006. In January, we paid down $250 million of U.S. debt which had become due. Also during the first quarter we repaid most of our short-term debt. Our Euro facility borrowings increased $9 million since December 31, 2006.

In May 2007, holders of $57 million of our 3.5% convertible debt securities due November 2012 converted their holdings into approximately 2.7 million shares of Aon stock.

On October 4, 2007, we announced that the Company will redeem on November 19, 2007 all of our outstanding 3 ½ % Senior Convertible Debentures due 2012 (“Debentures”). On September 30, 2007, the aggregate principal amount of the Debentures outstanding was approximately $243 million. The redemption price for the Debentures will be 101% of the principal amount of the Debentures, together with accrued and unpaid interest.

On or before the close of business on November 16, 2007, the holders of the Debentures may elect to convert their Debentures into Aon common stock at a conversion rate of 46.5658 shares of common stock for each $1,000 principal amount of Debentures, subject to the terms and conditions set forth in the Indenture and the Debentures. Debentures not converted on or before the close of business on November 16, 2007 will no longer be convertible and holders will only be entitled to the right to receive the redemption price of the Debentures and accrued and unpaid interest to, but excluding November 19, 2007.

If all outstanding debentures as of September 30, 2007 are converted into Aon common stock, approximately 11.3 million shares will be issued.

At September 30, 2007, we had a $600 million U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings. The facility allows us to issue up to $150 million in letters of credit. At September 30, 2007, we have issued $20 million in letters of credit.

We also have several foreign credit facilities available. At September 30, 2007, we had available to us:

•                  a five-year €650 million ($918 million) multi-currency facility of which $412 million was outstanding at September 30, 2007. See Note 8 to the consolidated financial statements in our 2006 Form 10-K for further discussion of both the U.S. and Euro facilities;

•                  a £37.5 million ($76 million) facility, a 364-day 10 million Canadian dollar ($10 million) facility and a 364-day €25 million
($35 million) facility.

•                  a €20 million ($28 million) open-ended facility.

The major rating agencies’ ratings of our debt at November 2, 2007 appear in the table below.

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

Stockholders’ Equity

Stockholders’ equity increased $397 million from the fourth quarter 2006 to $5,615 million. The change was driven primarily by $657 million of net income and an increase in foreign exchange translation gains, principally offset by $443 million of net treasury stock repurchases as a result of our stock repurchase program.

Accumulated other comprehensive loss decreased $219 million since December 31, 2006. Net foreign exchange translation increased by $159 million because of the weakening of the U.S. dollar against certain foreign currencies as compared to the prior year-end. Changes in our postretirement plans decreased our accumulated other comprehensive loss by $62 million.

Our total debt as a percentage of total capital was 26.3% at September 30, 2007. This is compared to our total debt as a percentage of total capital of 30.5% at year-end 2006.

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

Through the securitization agreements we, or one of our QSPEs, sell undivided interests in specified premium finance agreements to the Bank SPEs. The total amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to $1.8 billion. The Bank SPEs had advanced $1.6 billion and $1.7 billion at September 30, 2007 and December 31, 2006, respectively. We can receive additional advances as:

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

At September 30, 2007 and December 31, 2006, since the fair value of the servicing rights approximates the estimated costs to service the receivables, we have not recorded any servicing assets or liabilities.

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

We intend to renew the conduit facilities when they expire. In October 2007, we renewed our U.S. facility for an additional year, with no significant changes to the terms of the agreement. The Australian facility was also renewed. The new agreement reduced their facility limit from Australian dollar (“AUD”) 150 million to AUD 100 million. If there were adverse bank, regulatory, tax or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. These special purpose vehicles are not included in our consolidated financial statements, following the appropriate accounting standards.

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

Standard & Poor’s Ratings Services rated the fixed-maturity securities our subsidiaries received from PEPS I as investment grade. As part of this transaction, the insurance companies had been required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested. These fixed-maturity securities are rated below investment grade. Commitments of $2 million were funded by us in 2007. As of September 30, 2007, unfunded commitments amounted to $44 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments. We have not included the assets, liabilities and operations of PEPS I in our condensed consolidated financial statements.

In previous years Aon has recognized other than temporary impairment write-downs of $59 million, equal to the original cost of one tranche. The preferred stock interest represents a beneficial interest in securitized LP investments. The fair value of the private preferred stock interests depends on the value of the LP investments held by PEPS I. These preferred stock interests have an unrealized investment gain as of September 30, 2007. We assess other-than-temporary declines in the fair value below cost using a financial model that considers the:

•                  value of the underlying LP investments of PEPS I

•                  nature and timing of the cash flows from the underlying LP investments of PEPS I.

Reinsurance Guarantee

In connection with the AWG disposal, we issued an indemnification that protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured. Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which amount to approximately $887 million at September 30, 2007. At December 31, 2006, we had recorded a $13 million liability, reflecting the fair value of this indemnification. The value declined to approximately $12 million as of September 30, 2007. The indemnification represents the present value of the indemnification on the credit risk of the reinsurers. Aon no longer reports reinsurance recoverables related to its property and casualty business, which was not part of the sale of AWG.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns a portion of its revenue in U.S. dollars but most of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts. At September 30, 2007, we have hedged approximately 65% of our U.K. subsidiaries’ expected U.S. dollar transaction exposure for the next twelve months. We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage and underwriting operations are subject to fluctuations in foreign exchange rates. Third quarter 2007 diluted earnings per share were positively impacted by $0.01 related to translation gains.

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

Changes in internal control over financial reporting. There were no changes in Aon’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)–15(f) under the Exchange Act) during third quarter 2007 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 15 (Contingencies) to the condensed consolidated financial statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
7/1/07 – 7/31/07	––	$—	––	$303,022,875
8/1/07 – 8/31/07	1,413,680	$42.65	1,413,680	$242,729,153
9/1/07 – 9/30/07	914,400	$43.61	914,400	$202,847,776
Total	2,328,080	$43.03	2,328,080

(1)         Does not include commissions paid to repurchase shares.

(2)         In 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock. In fourth quarter 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion. Shares may be repurchased through the open market or in privately negotiated transactions. Through September 30, 2007, the Company has repurchased 47.6 million shares of common stock at an average price (excluding commissions) of $37.76 per share for an aggregate purchase price of $1,797 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $203 million, with no termination date.

ITEM 6.	EXHIBITS

Exhibits – The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

November 8, 2007	/s/ David P. Bolger
DAVID P. BOLGER
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer and duly authorized officer of Registrant)

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