Form 10-K
period 2007-12-31
AON CORP
filed 2008-02-28
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 29, 2007, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $11,534,593,022 based on the closing sales price as reported on the New York Stock Exchange—Composite Transaction Listing.

         Number of shares of common stock outstanding as of January 31, 2008 was 305,525,469.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Aon Corporation's Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 16, 2008 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.    Business.

OVERVIEW

        Upon the completion of Aon Corporation's ("Aon," "we," "us," or "our") planned sales of its Combined Insurance Company of America ("CICA") and Sterling Life Insurance Company ("Sterling") subsidiaries, Aon will serve its clients through two operating segments via its various subsidiaries worldwide:

  •
  Risk and Insurance Brokerage Services acts as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through our global distribution network.

  •
  Consulting provides advice and services to clients for employee benefits, compensation, management consulting, communications, strategic human resource consulting, financial advisory and litigation consulting, and human resource outsourcing.

        In December 2007, we announced that we signed separate definitive agreements to sell our CICA and Sterling subsidiaries. These two subsidiaries represented the majority of the operations of our former Insurance Underwriting segment, and their results have been reclassified to discontinued operations for all periods presented.

        In 2006, we ceased writing property and casualty insurance and placed our remaining property and casualty operations in runoff. The results of these operations have been reclassified to unallocated income and expense for all periods presented.

        Our clients include corporations and businesses, insurance companies, professional organizations, independent agents and brokers, governments, and other entities. We also serve individuals through personal lines, affinity groups, and certain specialty operations.

        Incorporated in 1979, Aon is the parent corporation of both long-established and more recently acquired companies. Aon has approximately 42,500 employees and does business in more than 120 countries and sovereignties.

SEGMENT OPERATIONS

Risk and Insurance Brokerage Services

        The Risk and Insurance Brokerage Services segment generated approximately 82% of our total operating segment revenues in 2007. This is the largest of our operating segments, with approximately 28,500 employees worldwide. Risk and Insurance Brokerage and related services are provided by certain indirect subsidiaries, including Aon Risk Services Companies, Inc., Aon Holdings International bv, Aon Re Global, Inc., Aon Limited (U.K.), and Cananwill, Inc.

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

        Retail brokerage operates through industry-focused practice areas to deliver specialized advice and services in such industries as entertainment, media, financial institutions, marine, aviation, construction, healthcare and energy, among others.

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

        Our managing general underwriting ("MGUs") units partner with leading insurers to produce a diverse line of specialty products including professional liability, errors and omissions, workers compensation, fine arts and marine. The MGUs also serve the special needs of particular customer segments such as banks (depository and mortgage), sports, leisure and entertainment, and contractors.

        We are also a major provider in managing captive insurance companies that enable our clients to manage risks that would be cost prohibitive or unavailable in traditional insurance markets.

        Reinsurance Brokerage and Related Services offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization, and evaluate and mitigate catastrophic loss exposures worldwide. An insurance or reinsurance company may seek reinsurance or other risk-transfer solutions on all or a portion of the risks it insures. Our reinsurance brokerage services use dynamic financial analysis and capital market alternatives, such as transferring catastrophe risk through securitization.

        Aon Re Global, Inc., its subsidiaries, and its affiliates provide reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance. While our reinsurance activities are principally focused on property and casualty lines, these activities also include specialty lines such as professional liability, medical malpractice, accident, life and health. Services include advice, placement of reinsurance and alternative risk transfer arrangements with capital markets, and related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling, and claims services.

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

Competitive Conditions

        We believe we are the largest insurance broker worldwide based on pure brokerage operations. The risk and insurance brokerage services business is highly competitive, and we compete with two other global insurance brokers in addition to numerous specialist, regional and local firms in almost every area of our business; insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses, including commercial and investment banks, accounting firms, and consultants that provide risk-related services and products.

Consulting

        The Consulting segment generated approximately 18% of our total operating segment revenues in 2007. This segment has approximately 6,300 employees worldwide with operations in the U.S., Canada, Europe, the Pacific region, and South Africa. Based on total revenues, we believe we are the third largest employee benefit consultant in the world, and the second largest in the U.S.

Subsegments

        Through our Aon Consulting Worldwide, Inc. subsidiary ("Aon Consulting"), we provide a broad range of consulting services in two subsegments (Consulting Services and Outsourcing) that operate in the following practice areas:

Consulting Services:

        Employee Benefits advises clients about structuring, funding, and administering employee benefit programs, which attract, retain, and motivate employees. Benefits consulting includes health and welfare, retirement, executive benefits, absence management, compliance, employee commitment, investment advisory, and elective benefits services.

        Compensation focuses on designing salary, bonus, commission, stock options and other pay structures, with special expertise in the financial services and technology industries.

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

Outsourcing:

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

Compensation for Services

        Aon Consulting revenues are principally derived from fees paid by clients for advice and services. In addition, insurance companies pay us commissions for placing individual and group insurance contracts, primarily life, health and accident coverages, and pay us fees for consulting and other services that we provide to them.

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

Insurance Underwriting

        Our insurance underwriting operations, with approximately 6,700 employees worldwide, have operations in the U.S., Canada, Europe, and Asia Pacific. In December 2007, we signed separate definitive agreements to sell our CICA and Sterling subsidiaries, which represented the majority of the operations of our former Insurance Underwriting segment. The remainder of our insurance underwriting operations consists of property and casualty insurance, which we have ceased writing and have placed in runoff. See "Key Recent Events" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further details.

Accident & Health and Life

        Our CICA subsidiaries provide accident, health, and life insurance. CICA is a leading underwriter and distributor of specialty individual accident, disability, health, and life insurance products that are targeted to middle-income consumers in the U.S., Europe, Canada, and Asia Pacific. CICA also provides coverage in the U.S. senior market through its Sterling subsidiary. Sterling provides coverage in the Medicare Advantage market. Distribution is to individuals through an exclusive agency sales force.

        A worldwide sales force of approximately 7,000 exclusive career agents, of which approximately 3,000 are employees and 4,000 are international career agents who are considered independent contractors and are not our employees, service clients regularly to initiate and renew coverage and to sell additional coverage. CICA offers a wide range of accident and sickness insurance products, including short-term disability, critical conditions and cancer aid, Medicare products, hospital confinement/recovery, and long-term care coverage. Most of these products are primarily fixed-indemnity obligations and are not subject to escalating medical cost inflation.

        CICA's Worksite Solutions program complements existing benefits packages offered by employers with no additional cost to a company. Individual employees choose among insurance product options and pay for them through payroll deductions.

Compensation for Services

        Accident and health revenues are based on premiums paid by policyholders for insurance coverage and services.

Competitive Conditions

        The accident and health insurance industry in the U.S. is highly diverse, with more than 1,500 accident and health and life insurance companies competing in various industry segments. We believe that competition in the accident & health and life business is based on service, product features, price, commission structure, financial strength, claims-paying ability ratings, and name recognition.

Property and Casualty

        We have ceased writing property and casualty insurance. These operations are now comprised entirely of runoff activities for various commercial risks, such as:

  •
  professional liability errors and omissions,

  •
  excess liability,

  •
  workers' compensation, and

  •
  commercial property and casualty risk.

Disposal of Operations

        Aon hereby incorporates by reference Note 5, "Disposal of Operations," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Licensing and Regulation

        Regulatory authorities in the states or countries in which the operating subsidiaries of our Risk and Insurance Brokerage Services segment conduct business may require individual or company licensing to act as brokers, agents, third party administrators, managing general agents, reinsurance intermediaries, or adjusters.

        Under the laws of most states in the U.S. and most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking brokers' and agents' licenses to transact business in the state or country. The operating terms may vary according to the licensing requirements of the particular state or country, which may require, among other things, that a firm operate in the state or country through a local corporation. In a few states and countries, licenses are issued only to individual residents or locally owned business entities. In such cases, our subsidiaries have arrangements with residents or business entities licensed to act in the state or country.

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

        Our insurance underwriting subsidiaries submit quarterly and annual financial reports to regulators in the U.S. using statutory accounting principles, which differ from U.S. generally accepted accounting principles ("GAAP"). Statutory accounting principles, which are intended to protect policyholders, are based, in general, on a liquidation concept, while U.S. GAAP are based on a going-concern concept.

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

        Our principal U.K. subsidiary, Aon Limited, must be, and is, authorized by the FSA. FSA oversight was introduced following the European Union Insurance Mediation Directive, ("the Directive") which:

  •
  set minimum standards for those involved in advising on, arranging, administering, or introducing contracts of insurance, and

  •
  includes rules governing handling funds held on behalf of clients that affect all brokers operating in the London market.

        This regulation has, and will continue to, require significant operational changes, such as enhanced disclosures, particularly in connection with retail (private and non-commercial) customers. FSA regulations also include rules regarding the handling of funds held on behalf of clients that affect all brokers operating in the London market. As other member states of the European Union ("EU") adopt regulations to comply with the Directive, our operations in the EU have become or will become subject to enhanced regulatory requirements.

Clientele

        Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 10% of our revenues in 2007. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2007.

Employees

        At December 31, 2007, we employ through our operating subsidiaries approximately 42,500 employees, of whom approximately 39,500 are salaried and hourly employees and the remaining 3,000 are career agents who are generally compensated wholly or primarily by commission. In addition, there are approximately 4,000 international career agents who are considered independent contractors and are not our employees. Of the total number of employees, approximately 17,200 work in the U.S.

Information Concerning Forward-Looking Statements

        This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, our ability to successfully close the sales of our CICA and Sterling businesses, the impact of current, pending and future regulatory and legislative actions that affect our ability to market and sell, and be reimbursed at current levels for, our Sterling subsidiary's Medicare Advantage health plans, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, the impact of investigations brought by U.S. state attorneys general, U.S. state insurance regulators, U.S. federal prosecutors, U.S. federal regulators, and regulatory authorities in the U.K. and other countries, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, the difference in ultimate paid claims in our underwriting companies from actuarial estimates and other factors disclosed under "Risk Factors" in Item 1A, below.

Website Access to Reports and Other Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Also posted on our website and available in print upon request, are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating and Investment Committees, our Governance Guidelines, our Code of Ethics and our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Ethics or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

Item 1A.    Risk Factors.

        The following are risks related to our business and the insurance industry that could adversely affect our business, financial condition and results of operation. The risk factors are:

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

        Since the Attorney General of New York brought charges against one of our competitors in October 2004, there has been a great deal of uncertainty concerning then-longstanding methods of compensating insurance brokers. Soon after the Attorney General brought those charges, Aon and certain other large insurance brokers announced that they would terminate contingent commission arrangements with underwriters. Most insurance brokers, however, currently continue to enter into such arrangements, and regulators have not taken action to end such arrangements throughout the industry.

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

  We may not realize all of the expected benefits from our restructuring plans.

        In third quarter 2007, we announced a global restructuring plan intended to create a more streamlined organization and to reduce future expense growth to better serve clients ("the 2007 Plan"). As a result, we have adopted restructuring initiatives that are expected to result in the elimination of an estimated 2,700 employee positions, the closing or consolidation of several offices, asset impairments and other expenses necessary to implement these initiatives. We currently expect that the 2007 Plan will result in cumulative pretax charges of $360 million. We anticipate that our annualized savings from the 2007 Plan will be approximately $240 million by 2010. We cannot assure that we will achieve the targeted savings. In 2005, we began a restructuring initiative to reduce our fixed cost base and increase efficiency ("the 2005 Plan"). The 2005 Plan is substantially complete, and resulted in cumulative pretax charges totaling $366 million. Restructuring costs included the elimination of approximately 3,600 employee positions, the closing of various offices, asset impairments and other expenses necessary to implement these initiatives. We anticipate that our annualized savings from the 2005 Plan will be approximately $270 million by 2008. Estimated savings from the 2007 and 2005 Plans do not include any benefits related to businesses placed in discontinued operations. We cannot assure that we will achieve the targeted savings.

  Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

        We carry an investment portfolio of fixed-maturity and other long-term investments. As of December 31, 2007, our continuing operations had fixed-maturity investments (approximately 96% was investment grade) that had a carrying value of $150 million and our other long-term investments had a carrying value of $317 million. Funds held on behalf of clients, which were $3.1 billion at December 31, 2007, are held in short-term investments. Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

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

        We are also subject to potential declines in credit quality, either related to issues specific to certain industries or to a weakening in the economy in general. The concentration of our investment portfolio in any particular industry, group of related industries or geographic sector could have an adverse effect on our investment portfolio and, consequently, on our results of operations and financial condition. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause realized losses on securities, including realized losses relating to derivative strategies. The financial and liquidity needs of our business could also cause us to sell assets from our investment portfolio at unfavorable prices.

  Our net pension liabilities may grow, which could adversely affect our stockholders' equity, net income, cash flow and liquidity and require us to make additional cash contributions to our pension plans.

        To the extent that the present value of the benefits incurred to date for pension obligations in the major countries in which we operate continues to exceed the value of the assets supporting these obligations, our financial position and results of operations may be adversely affected. In certain previous years, there have been declines in interest rates. As a result of lower interest rates, the present value of plan liabilities increased faster than the value of plan assets, resulting in significantly higher unfunded positions in several of our major pension plans.

        Cash contributions of approximately $195 million will be required in 2008 for our major pension plans, although we may elect to contribute more. Total cash contributions to these pension plans in 2007 were $211 million, which was an increase of $7 million from 2006. In 2006, we also contributed $166 million of non-cash financial instruments to certain of our U.K. plans. In total, our 2007 contributions to these pension plans were $159 million less than in 2006. Future estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets.

        Periodic revision of pension assumptions can materially change the present value of future benefits, and therefore the funded status of the plans and the resulting periodic pension expense. Changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those which have been estimated.

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

        On March 4, 2005, Aon entered into an agreement (the "Settlement Agreement") with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the "State Agencies") to resolve all the issues related to investigations conducted by the State Agencies. The 2005 Settlement Agreement, under which Aon distributed funds to certain clients and implemented business reforms, has been described in detail in Aon's previous financial filings. Aon has also entered into a comprehensive settlement agreement, under the auspices of the NAIC, with numerous other states, that also incorporates these same business reforms.

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

        Beginning in June 2004, a number of other putative class actions were filed against Aon and other companies by purported classes of clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act ("RICO") theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs' federal antitrust and RICO claims in separate orders in August and October 2007, respectively. Plaintiffs have appealed these dismissals. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Beginning in late October 2004, several putative securities class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois. Also beginning in late October 2004, several putative ERISA class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time. With respect to the various securities and ERISA class actions, we are unable to estimate a range of possible losses, as these actions have not yet progressed to the stages where damages, if any, can be estimated.

        Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-bribery laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). An outside law firm with significant experience in the area is overseeing this review. Certain governmental agencies, including the U.K. Financial Services Authority, the City of London police, the U.S. Securities and Exchange Commission, and the U.S. Department of Justice are also investigating these matters. Aon is fully cooperating with these investigations, and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations. Based on current information, the Company is unable to predict at this time when these matters will be concluded, or what regulatory or other outcomes may result.

        A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against Aon seeking more than £50 million ($99 million at December 31, 2007 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters. In a decision issued on February 13, 2008, the court construed the relevant policy language to excuse underwriters from paying Standard Life and concluded that Aon was negligent in not seeking changes to the language. The court granted Aon leave to file an interlocutory appeal on these issues and stated in granting leave that the issue in the case was a "difficult question of construction on which views may legitimately differ." Aon believes that the decision is incorrect, is appealing this decision and, if the appeal is unsuccessful, will vigorously contest other issues that have not yet been litigated in the Commercial Court. Aon further believes that, as a result of an indemnity given to Aon by a third party, Aon may be entitled to indemnification in whole or part should it ultimately suffer a loss in this matter. Because of the uncertainty inherent in the appeals process, the ability to contest issues in subsequent proceedings, the potential indemnity, and potential recoveries from Aon's errors and omissions insurance, Aon is unable to predict at this time the probable loss, if any, from this matter.

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

        Most insurance regulations are designed to protect the interests of policyholders rather than stockholders and other investors. In the U.S., this system of regulation, generally administered by a department of insurance in each state in which we do business, affects the way we can conduct our insurance underwriting business. Laws in each of the states in which we operate extensively regulate our sales practices, operations, marketing and advertising by requiring, among other things, prior approval and/or notice of new products, premium rates, benefit changes and certain material transactions, including dividend payments to stockholders, purchases or sales of assets and inter-company agreements. Furthermore, state insurance departments conduct periodic examinations, audits and investigations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters.

        Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including employee benefit plan regulation, Medicare, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, do affect the insurance industry generally and our insurance underwriting subsidiaries in particular. For instance, several laws and regulations adopted by the federal government, including the Gramm-Leach-Bliley Act, the Health Insurance Portability and Accountability Act of 1996, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and "Do Not Call" regulations, have created additional administrative and compliance requirements for us.

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

        In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as it has been conducted in the past.

  Our significant global operations expose us to various international risks that could adversely affect our business.

        A significant portion of our operations are conducted outside the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including:

  •
  the general economic and political conditions existing in those countries

  •
  devaluations and fluctuations in currency exchange rates

  •
  imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries

  •
  imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries

  •
  difficulties in staffing and managing our foreign offices, and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations

  •
  hyperinflation in certain foreign countries

  •
  imposition or increase of investment and other restrictions by foreign governments

  •
  longer payment cycles

  •
  greater difficulties in accounts receivables collection

  •
  the requirement of complying with a wide variety of foreign laws.

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

        We maintain reserves as an estimate of our liability under insurance policies issued by our insurance underwriting operations that are in runoff. The reserves that we maintain that could cause variability in our financial results are policy and contract claim reserves.

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

        As of December 31, 2007, we had total consolidated debt outstanding of approximately $2.1 billion. The level of debt outstanding could adversely affect our financial flexibility.

  A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs and financial flexibility.

        A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs and reduce our financial flexibility. In addition, certain downgrades may trigger obligations of our company to fund certain amounts with respect to our premium finance securitizations. Similarly, a downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. We cannot assume that our financial position would not be adversely affected if we are unable to access the commercial paper market. A downgrade in the credit ratings of our senior debt may also adversely affect the claims-paying ability or financial strength ratings of our insurance company subsidiaries. See "A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products" above.

  Changes in our accounting estimates and assumptions could negatively affect our financial position and results.

        We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to reserves to pay policy liabilities, deferred policy acquisition costs, the valuation of investments, income taxes, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could increase costs to our organization and could have an adverse impact on our future financial position and results of operations.

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

  We cannot guarantee that our underwriting subsidiaries' reinsurers or our reinsurers of our property and casualty business will pay in a timely fashion, if at all.

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

        In connection with the sale of Aon Warranty Group ("AWG") on November 30, 2006, Aon sold the capital stock of Virginia Surety Company, Inc. ("VSC"). Because VSC issued property and casualty policies, VSC continues to remain liable to property and casualty policyholders. However, pursuant to contractual arrangements entered into as part of the sale of AWG, we have agreed to indemnify the buyer of VSC for all obligations arising out of the property and casualty business, including any failure by reinsurers to meet their obligations with respect to the property and casualty business. We have also agreed to guarantee amounts owed by reinsurers in respect of the Construction Program Group ("CPG") business issued prior to the closing of that transaction. If reinsurers fail to pay the reinsurance recoverables owed to VSC with respect to the property and casualty business (including with respect to CPG business) or do not pay on a timely basis, we will be responsible for these amounts.

  The occurrence of natural or man-made disasters could adversely affect our financial condition and results of operations.

        We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods and tornadoes, and pandemic health events such as avian influenza, as well as man-made disasters, including acts of terrorism and military actions. For example, a natural or man-made disaster could lead to unexpected changes in persistency rates as policyholders and contract holders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on our insurance policies. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

        A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio if it affects companies' ability to pay principal or interest on their securities. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against the Company.

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

  The planned sale of our CICA and Sterling subsidiaries may not occur.

        In December 2007, we signed separate definitive agreements to sell our CICA and Sterling subsidiaries. We anticipate that the sale of both CICA and Sterling will be finalized in the second quarter of 2008. We cannot be certain that either of these transactions will be completed. If the closing of these transactions does not occur and we continue to own these subsidiaries, we may be subject to additional risk factors as follows:

  A decline in the financial strength or claims-paying ability ratings of our insurance underwriting subsidiaries may increase policy cancellations and negatively impact new sales of insurance products.

        Financial strength and claims-paying ability ratings are factors in establishing the competitive position of insurance companies. These ratings are based upon criteria established by the rating agencies for the purpose of rendering an opinion as to an insurance company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders. They are not evaluations directed toward the protection of investors, nor are they recommendations to buy, sell or hold specific securities. Periodically, the rating agencies evaluate our insurance underwriting subsidiaries to confirm that they continue to meet the criteria of the ratings previously assigned to them. A downgrade, or the potential for a downgrade, of these ratings could, among other things, increase the number of policy cancellations, adversely affect relationships with brokers, retailers and other distributors of our products and services, negatively impact new sales and adversely affect our ability to compete.

        CICA, the principal insurance subsidiary that underwrites our supplemental accident and health and life insurance business, is currently rated "A" (excellent; third highest of 16 rating levels) by A.M. Best Company, "A-" (strong; third highest of nine rating levels) for financial strength by Standard and Poor's Rating Services, and "A3" (good; third highest of nine rating levels) for financial strength by Moody's Investors Service and "A-"(strong; third highest of nine rating levels) for financial strength by Fitch Ratings. We cannot assure that one or more of the rating agencies will not downgrade or withdraw their financial strength or claims-paying ability ratings in the future.

  Certain legislative and regulatory changes to the Medicare program have materially impacted our operations and could reduce our operating results.

        Due to a legislative change enacted in late 2006, Private Fee for Service ("PFFS") plans, including those offered by Sterling, were authorized to market and enroll beneficiaries within Medicare Advantage products year-round. This authorization was originally scheduled to remain in place until December 31, 2008. In July, this law was changed back to the pre-2007 policy, which only permitted PFFS plan companies and other Medicare Advantage plans to maintain an open enrollment period from January 1st to March 31st. Accordingly, beginning on August 1, 2007, Sterling and all other Medicare Advantage plans no longer generally maintain the ability to enroll beneficiaries within their plans all year long.

        In 2008 and beyond, Sterling and all other Medicare Advantage plans will be permitted to enroll Medicare beneficiaries until March 31st of a calendar year, unless a special enrollment period applies. Additionally, Sterling will be able to enroll year-round those individuals just becoming eligible for Medicare. As a result of this repeal of year-round open enrollment, Sterling's primary revenue growth opportunities will now largely be contained to its sales activities of Medicare Advantage products in the first quarter of future years beginning in 2008 (coinciding with the open enrollment period).

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

        Future policy benefit reserves generally relate to our liability to provide future life insurance benefits and future supplemental accident and health insurance benefits. Future policy benefit reserves on supplemental accident & health and life products have been provided on the net level premium method. These reserves are calculated based on assumptions as to investment yield, mortality, morbidity and withdrawal rates that were determined at the date of issue and provide for possible adverse deviations.

  The volume of premiums we write and our profitability are affected by the availability of reinsurance and the size and adequacy of our insurance company subsidiaries' capital base.

        The level of business that our insurance underwriting subsidiaries are able to write depends on the size and adequacy of their capital base. Many state insurance laws to which they are subject impose risk-based capital requirements for purposes of regulating insurer solvency. Insurers having less statutory surplus than that required by the risk-based capital model formula generally are subject to varying degrees of regulatory scrutiny and intervention, depending on the level of capital inadequacy. As of December 31, 2007, each of our insurance company subsidiaries met the statutory surplus requirements in each jurisdiction in which it conducts business.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Aon has offices in various locations throughout the world. Substantially all of our offices are located in leased premises. The Company's executive offices occupy approximately 530,000 square feet at 200 E. Randolph Street, Chicago, Illinois, under an operating lease agreement that expires in 2013. There are two five-year renewal options at current market rates.

        In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we occupy are adequate for the purposes for which they are currently used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 15, "Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Our executive officers are regularly elected by our Board of Directors at the meeting of the Board which is held immediately following each annual meeting of our stockholders. Our executive officers were elected to their current positions on May 18, 2007 to serve until the meeting of the Board following the annual meeting of stockholders to be held on May 16, 2008. The information presented for executive officers, including with respect to ages and positions held, is shown as of December 31, 2007, unless otherwise noted.

Name	Age	Position
Patrick G. Ryan	70	Executive Chairman. Mr. Ryan has been Chairman of the Board of Aon since 1990 and was Chief Executive Officer of Aon from 1982 until April 2005.
Gregory C. Case	45
		President and Chief Executive Officer. Mr. Case became Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice.
Michael D. O'Halleran	57
		Senior Executive Vice President and Executive Chairman, Aon Re Global. Mr. O'Halleran previously served as President and Chief Operating Officer of Aon from April 1999 until September 2004, and as Senior Executive Vice President of Aon from October 2004 until November 2007. Mr. O'Halleran has served in other significant senior management positions within Aon's group of companies since 1987.
Gregory J. Besio	50
		Executive Vice President and Head of Global Strategy. Prior to joining Aon in May 2007, Mr. Besio was Corporate Vice President and Head of Corporate Strategy at Motorola. Prior to joining Motorola, he was a partner at McKinsey & Company from 1996 to 2003.
David P. Bolger	50
		Executive Vice President and Chief Financial Officer. Mr. Bolger became Executive Vice President — Finance and Administration in January 2003. In April 2003, Mr. Bolger assumed the additional role of Chief Financial Officer. Mr. Bolger will relinquish the role of Chief Financial Officer in March 2008. Prior to joining Aon, Mr. Bolger served for 21 years in various capacities for Bank One Corporation and its predecessor companies, most recently serving as Executive Vice President.

Christa Davies	36
		Executive Vice President — Global Finance. Ms. Davies became Executive Vice President — Global Finance in November 2007. Ms. Davies will assume the additional role of Chief Financial Officer in March 2008, succeeding Mr. Bolger in that position. Prior to joining Aon, Ms. Davies served for 5 years in various capacities at Microsoft Corporation, most recently serving as Chief Financial Officer of the Platform and Services Division. Before joining Microsoft in 2002, Ms. Davies served at ninemsn, an Australian joint venture with Microsoft.
Ted T. Devine	44
		Executive Vice President. Chief Executive Officer, Aon Re Global. Prior to being appointed President of Aon Risk Services in February 2008, Mr. Devine served as Chief Executive Officer of Aon Re Global. Mr. Devine was named Executive Vice President of Aon in May 2005, and later became Chief Operating Officer for Aon Risk Services, Americas. Prior to joining Aon, Mr. Devine worked at McKinsey & Company for 12 years, most recently serving as a director in the firm's Chicago office and leader of the firm's North American Insurance Practice and North American Insurance Operations and Technology efforts.
D. Cameron Findlay	48
Executive Vice President and General Counsel.
		Mr. Findlay became Executive Vice President and General Counsel in August 2003. Prior to joining Aon, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at the law firm now known as Sidley Austin LLP.
Andrew M. Appel	43
		Chief Executive Officer, Aon Consulting Worldwide, Inc. Mr. Appel became Chief Executive Officer of Aon Consulting Worldwide, Inc. in July 2005, and served in this capacity until February 2008, when he was named Chief Executive Officer of Aon Re Global. Mr. Appel joined Aon from McKinsey & Company, where he was a senior partner in the firm's Financial Services and Technology practices.
Bernard Fung	54
		Chief Executive Officer, Aon Asia Pacific. Mr. Fung was named Chief Executive Officer, Aon Asia Pacific, in May 2007. Mr. Fung joined Aon in 1997, and has served Aon in several capacities, including Chief Executive Officer of Aon Asia Limited.
Peter Harmer	47
		Chief Executive Officer, United Kingdom. Mr. Harmer became Chief Executive Officer, United Kingdom in January 2007. Mr. Harmer previously served as Chief Executive Officer of Aon Holdings Australia since 2000.

Roelof Hendriks	52
		Chief Executive Officer, Europe, Middle East and Africa. Mr. Hendriks became Chief Executive Officer, Europe, Middle East and Africa in May 2007. Prior to joining Aon in 2006, Mr. Hendriks served as Chief Financial Officer of CSM NV, where he was a member of the Board of Management from 2000.
Stephen P. McGill	49
		Chief Executive Officer, Aon Risk Services, Americas. Chief Executive Officer Aon Global. Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, which is now part of Aon Global, and was named Chief Executive Officer of Aon Risk Services Americas in January 2006 and Chief Executive Officer of Aon Global in January 2007 prior to being named to his current position of Chairman and Chief Executive Officer of Aon Risk Services in February 2008. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.
Richard M. Ravin	64
		Special Advisor. Mr. Ravin currently serves as a special advisor to Aon's Chief Executive Officer. Mr. Ravin previously served in a number of capacities with Combined Insurance Company of America from 1997 until 2007, including Chairman, President and Chief Executive Officer.
Douglas R. Wendt	58
		President and Chief Executive Officer, Combined Insurance Company of America. Mr. Wendt joined Combined in January 2006, and was named President and Chief Executive Officer in July 2007. Prior to joining Combined, Mr. Wendt spent 33 years with Allstate Corporation, where he served in a variety of capacities.
Diane Aigotti	43
		Senior Vice President, Treasurer, and Chief Risk Officer. Ms. Aigotti joined Aon in 2000 as Senior Vice President and Treasurer and was appointed Chief Risk Officer in October 2006. Prior to joining Aon, Ms. Aigotti was Vice President Finance for the University of Chicago Health Systems and budget director for the City of Chicago.
Jeremy G.O. Farmer	58
		Senior Vice President and Head of Human Resources. Mr. Farmer joined Aon in 2003 as Senior Vice President and Head of Human Resources. Prior to joining Aon, Mr. Farmer spent 22 years with Bank One Corporation and its predecessor companies, where he served in a variety of senior human resources positions.
Daniel F. Hunger	56
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

        Aon had 9,413 holders of record of its common stock as of January 31, 2008.

        We hereby incorporate by reference Note 10, "Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/07 - 10/31/07	—	$—	—	$202,847,776
11/1/07 - 11/30/07	544,700	47.29	544,700	177,089,820
12/1/07 - 12/31/07	—	—	—	2,777,089,820

	544,700	$47.29	544,700

        On November 3, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon's common stock. On November 20, 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion. On December 17, 2007, the Company announced that its Board of Directors had increased the authorized share repurchase program to $4.6 billion. Shares may be repurchased through the open market or in privately negotiated transactions. Through December 31, 2007, the Company has repurchased 48.1 million shares of common stock at an average price (excluding commissions) of $37.87 per share for an aggregate purchase price of $1,823 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchase under the program is $2,777 million, with no termination date.

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

Selected Financial Data (millions except stockholder, employee and per share data)

	2007	2006	2005	2004	2003

Income Statement Data
Commissions, fees and other	$7,170	$6,660	$6,507	$6,697	$6,545
Investment income	301	221	144	154	163

Total revenue	$7,471	$6,881	$6,651	$6,851	$6,708

Income from continuing operations	$672	$447	$416	$347	$444
Discontinued operations	192	272	319	196	175
Cumulative effect of change in accounting principle, net of tax (1)	—	1	—	—	—

Net income	$864	$720	$735	$543	$619

Diluted Net Income Per Share
Continuing operations	$2.10	$1.33	$1.24	$1.05	$1.35
Discontinued operations	0.59	0.80	0.93	0.58	0.53
Cumulative effect of change in accounting principle (1)	—	—	—	—	—

Net income	$2.69	$2.13	$2.17	$1.63	$1.88
Basic Net Income Per Share
Continuing operations	$2.25	$1.41	$1.28	$1.08	$1.40
Discontinued operations	0.65	0.86	0.99	0.61	0.55
Cumulative effect of change in accounting principle (1)	—	—	—	—	—

Net income	$2.90	$2.27	$2.27	$1.69	$1.95

Balance Sheet Data
Brokerage and consulting receivables	$8,323	$8,597	$8,039	$8,235	$8,335
Intangible assets	5,139	4,666	4,238	4,726	4,638
Total assets	24,948	24,384	27,832	28,346	27,044
Insurance premiums payable	9,498	9,704	9,380	9,775	9,822
Long-term debt	1,893	2,243	2,105	2,115	2,095
Redeemable preferred stock	—	—	—	50	50
Stockholders' equity	6,221	5,218	5,317	5,103	4,515

Common Stock and Other Data
Dividends paid per share	$0.60	$0.60	$0.60	$0.60	$0.60
Price range	51.32-34.30	42.76-31.01	37.14-20.65	29.40-18.17	26.79-17.41
At year-end:
Stockholders' equity per share	$20.42	$17.42	$16.56	$16.16	$14.37
Market price	$47.69	$35.34	$35.95	$23.86	$23.94
Common stockholders	9,437	10,013	10,523	11,291	11,777
Shares outstanding	304.6	299.6	321.2	316.8	314.0
Number of employees	42,500	43,100	46,600	47,900	54,400

(1)
Adoption of FASB Statement No. 123(R), "Share-Based Payments," effective January 1, 2006, net of tax.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis is organized as follows:

I.	OVERVIEW
Key Drivers of Financial Performance
Executive Summary of 2007 Financial Results
II.	KEY RECENT EVENTS
Sale of Businesses and Disposal of Operations
Restructuring Initiatives
Redemption of Senior Convertible Debentures
Distributions from PEPS I
Stock Repurchase Program
Tender Offer
III.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Restructuring
Pensions
Contingencies
Policy Liabilities
Valuation of Investments
Intangible Assets
Share-based Payments
Income Taxes
IV.	REVIEW OF CONSOLIDATED RESULTS
General
Summary Results for 2005 through 2007
Consolidated Results for 2007 Compared to 2006
Consolidated Results for 2006 Compared to 2005
V.	REVIEW BY SEGMENT
General
Risk and Insurance Brokerage Services
Consulting
Unallocated Income and Expense
VI.	FINANCIAL CONDITION AND LIQUIDITY
Liquidity
Cash Flows
Financial Condition
Investments
Borrowings
Stockholders' Equity
Off Balance Sheet Arrangements

OVERVIEW

Key Drivers of Financial Performance

Operations

        The key drivers of financial performance vary among our operations.

        Risk and Insurance Brokerage Services.    Brokerage segment results are principally affected by:

  •
  conditions in insurance markets, particularly fluctuations in premiums charged by insurance companies,

  •
  success in attracting and keeping clients,

  •
  fluctuations in foreign exchange rates,

  •
  interest income on our investments,

  •
  expense management, and

  •
  employee retention.

        Consulting.    Consulting segment results are principally affected by:

  •
  our clients' employment levels, which are driven mainly by economic conditions,

  •
  governmental regulations affecting the health care market, employee benefit programs and our clients' respective industries,

  •
  our success attracting and keeping clients,

  •
  fluctuations in foreign exchange rates,

  •
  expense management, and

  •
  employee retention.

        As more fully discussed below in "Key Recent Events," in December 2007, we announced that we had signed separate definitive agreements to sell our Combined Insurance Company of America ("CICA") and Sterling Life Insurance Company ("Sterling") subsidiaries. The results of these operations, which were previously included in an Insurance Underwriting segment, have been reclassified to discontinued operations for all periods presented. The results of these operations are affected by:

  •
  consumer buying habits, which are influenced by economic conditions,

  •
  competition with other underwriters, including competition based upon claims-paying ratings,

  •
  our success selling new policies, selling existing policyholders more services, and having customers renew their policies, and

  •
  our investment results.

        We have ceased writing property and casualty insurance and have placed our remaining property and casualty operations in runoff. Results of these operations are affected primarily by claims management and reinsurance collectibility.

Liquidity

        Liquidity is derived from cash flows from our businesses, excluding funds held on behalf of clients, and from financing. We use liquidity to:

  •
  pay for capital expenditures,

  •
  repay debt,

  •
  fund acquisitions and pension obligations,

  •
  repurchase shares, and

  •
  pay dividends to our stockholders.

        Because we are a holding company, our subsidiaries may not have available cash to pay us dividends; in the case of our insurance underwriting subsidiaries, this ability is limited by regulatory and rating agency considerations. Our access to cash generated from operations outside the U.S. may be affected by tax considerations and by pension funding requirements in our international pension plans.

Executive Summary of 2007 Financial Results

        Below is a summary of our 2007 financial results. Refer to our detailed discussion below for further details.

  •
  Our revenues from continuing operations increased $590 million or 9% overall (2% on an organic basis). More specifically:

  •
  Risk and Insurance Brokerage Services revenue increased $431 million or 8% (3% on an organic basis), and

  •
  Consulting revenue increased $70 million, driven primarily by changes in foreign exchange rates.

      We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth excludes from reported revenues the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses and unusual items.

  •
  Expenses increased 4% in 2007 due primarily to unfavorable foreign exchange and higher compensation costs, partially offset by pension savings, lower restructuring costs and savings related to our 2005 restructuring program.

  •
  Income from continuing operations increased $225 million in 2007 to $672 million. Net income in 2007 was $864 million, an increase of 20% from $720 million in 2006.

  •
  We announced that we signed separate definitive agreements to sell our CICA and Sterling subsidiaries. We expect that both transactions will be completed in the second quarter of 2008.

  •
  We substantially completed the restructuring plan that began in late 2005. Total expenses of $366 million were incurred, of which $41 million was incurred in 2007. We expect these efforts to reduce annual costs from our continuing operations by approximately $270 million in 2008.

  •
  Beginning in the third quarter 2007, we began a global restructuring effort, intended to create a more streamlined organization and reduce future expense growth to better serve clients. As a result of this effort, we:
  •
  incurred $46 million in 2007 for workforce reduction and lease consolidation costs, asset impairments and other associated costs, and

    •
    expect these efforts to reduce annual costs from our continuing operations by approximately $240 million by 2010.
  •
  Our Board of Directors increased our share repurchase program in December 2007 to $4.6 billion. At December 31, 2007, the Company had $2,777 million remaining under the authorized share repurchase program.

        In managing our cash and investments during the year, we:

  •
  spent $751 million to repurchase 19.1 million of our outstanding shares,

  •
  contributed $211 million in cash to our major defined benefit pension plans, and

  •
  repaid $250 million of notes payable in January 2007.

        In November 2007, we redeemed all of our remaining outstanding 3 1/2% Senior Convertible Debentures that were due in 2012. As a result of this redemption and earlier voluntary redemptions, we issued approximately 14 million shares of our common stock.

        All of our financial information reflects the application of critical accounting policies, estimates, assumptions and judgments, as discussed below under "Critical Accounting Policies and Estimates."

        These items are discussed further in the remainder of this Management's Discussion and Analysis.

KEY RECENT EVENTS

Sale of Businesses and Disposal of Operations

        In December 2007, we announced that we signed separate definitive agreements to sell our CICA and Sterling subsidiaries. These two subsidiaries were previously included in an Insurance Underwriting segment. We expect that both transactions will be completed in the second quarter of 2008. In more detail:

  •
  CICA is being sold to ACE Limited for cash consideration of $2.4 billion. Additionally, we expect a one-time dividend of $325 million from CICA before this transaction closes.

  •
  Sterling is being sold to Munich Re Group for cash consideration of $352 million.

  •
  The net assets of both subsidiaries were approximately $1.4 billion at December 31, 2007.

        These dispositions are subject to various closing conditions, including receipt of required regulatory approvals. We have included CICA and Sterling's operating results in discontinued operations for all periods presented.

        Over the last three years, we have sold the following additional businesses that are also included in discontinued operations:

  •
  Aon Warranty Group ("AWG") and its worldwide warranty and credit operations, which were previously included in the Insurance Underwriting segment,

  •
  Construction Program Group ("CPG"), a managing general underwriter whose policies were underwritten by Aon's property and casualty operation, which was previously included in both the Risk and Insurance Brokerage Services and Insurance Underwriting segments,

  •
  our U.S. wholesale brokerage business, Swett & Crawford, and

  •
  a small Australian brokerage unit.

        Results of the businesses included in discontinued operations are as follows:

(millions) Years ended December 31	2007	2006	2005

Revenues	$2,502	$3,430	$3,379

Pretax income (loss):
Operations	$326	$373	$379
Sale	(10)	46	236

Total	$316	$419	$615

After-tax income:
Operations	$189	$263	$218
Sale	3	9	101

Total	$192	$272	$319

        In 2007, we sold the following businesses that remain in our continuing operating results:

  •
  Media Professionals, Inc. and two other, smaller operations, which were included in the Risk and Insurance Brokerage Services segment. We recognized total pretax gains of $32 million on these sales.

  •
  25% of our Botswana subsidiary, which is included in the Risk and Insurance Brokerage Services segment. A pretax gain of $4 million was recognized on the sale.

        See Note 5 to the consolidated financial statements, "Disposal of Operations," for further information.

Restructuring Initiatives

2007 Restructuring Plan

        In 2007, we:

  •
  announced a global restructuring plan intended to create a more streamlined organization and reduce expense growth to better serve clients.

  •
  estimate this restructuring plan will result in cumulative pretax charges totaling approximately $360 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, and other expenses necessary to implement the restructuring initiative. We recorded approximately $46 million of restructuring and related expenses through December 31, 2007, and expect the remaining restructuring and related expenses to affect continuing operations through the end of 2009.

  •
  anticipate that these initiatives will lead to annualized cost-savings of approximately $50-$70 million in 2008, $175-$200 million in 2009, and $240 million of annualized savings by 2010. However, there can be no assurances that we will achieve the targeted savings.

        The 2007 Restructuring Plan eliminates an estimated 2,700 jobs beginning in the third quarter of 2007 and continuing into 2009. We also expect to close or consolidate several offices resulting in sublease losses or lease buy-outs. These efforts will also trigger asset impairments in the form of accelerated amortization of any remaining leasehold improvements.

        The following table summarizes 2007 restructuring and related expenses by type incurred, and estimated to be incurred through the end of the restructuring initiative:

(millions)	Actual 2007	Estimated Total for Restructuring Period (1)

Workforce reduction	$17	$220
Lease consolidation	22	79
Asset impairments	4	41
Other costs associated with restructuring	3	20

Total restructuring and related expenses	$46	$360

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

        Workforce reductions reflect a cash expense, though we may recognize the expense before paying for the expenditure. Asset impairments are non-cash expenses. Lease consolidation accruals reflect the present value of future cash flows. Other costs are cash expenses, which are expensed in the period in which they are incurred.

        The following table summarizes actual restructuring and related expenses incurred, and estimated to be incurred through the end of the restructuring initiative, by segment.

(millions)	Actual 2007	Estimated Total for Restructuring Period

Risk & Insurance Brokerage Services	$41	$320
Consulting	5	40

Total restructuring and related expenses	$46	$360

2005 Restructuring Plan

        In 2005, we commenced a restructuring to reduce our fixed cost base and increase efficiency. This three-year plan is substantially complete, and resulted in cumulative pretax expenses totaling $366 million. Restructuring costs include workforce reductions, lease consolidation costs, asset impairments and other expenses. For 2007, the estimated restructuring benefits were approximately $225 million. We expect these initiatives will lead to annualized cost savings of approximately $270 million in 2008. This estimate does not include any benefits related to businesses placed into discontinued operations.

        We estimate this initiative will eliminate 3,600 positions, of which over 3,500 of these eliminations had already occurred by December 31, 2007.

        The following table details the restructuring and related expenses incurred by type.

(millions)	2005	2006	2007	Total Incurred

Workforce reduction	$116	$116	$21	$253
Lease consolidation	20	27	13	60
Asset impairments	17	12	3	32
Other related expenses	5	12	4	21

Total restructuring and related expenses	$158	$167	$41	$366

        The following is a summary of actual restructuring and related costs incurred, by segment.

(millions)	2005	2006	2007	Total Incurred

Risk & Insurance Brokerage Services	$143	$136	$33	$312
Consulting	8	20	6	34
Unallocated	4	3	—	7

Total restructuring and related expenses — continuing operations	155	159	39	353
Discontinued operations	3	8	2	13

Total restructuring and related expenses	$158	$167	$41	$366

Redemption of Senior Convertible Debentures

        In November 2007, we redeemed all of our remaining outstanding 3 1/2% Senior Convertible Debentures that were due in 2012. All of the holders of the Debentures elected to convert their debentures into our common stock at a conversion rate of 46.5658 shares of common stock for each $1,000 principal amount of Debentures. As a result of this redemption and earlier voluntary redemptions, approximately 14 million shares of our common stock were issued.

Distributions from PEPS I

        We received income distributions from our preferred investment in Private Equity Partnership Structures I, LLC ("PEPS I") of $61 million during 2007, which are included in investment income:

  •
  Prior to 2007, income distributions received from PEPS I were limited to interest payments on various PEPS I debt instruments.

  •
  Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, began to pay preferred income distributions.

        Whether we receive additional preferred returns depends on the performance of the limited partnership (LP) interests underlying PEPS I, which we expect will vary from period to period. We do not control the timing of the distributions.

Stock Repurchase Program

        In November 2005, our Board of Directors authorized the repurchase of up to $1 billion of Aon's common stock. In November 2006, the Board increased that amount to $2 billion. In December 2007, the Board increased the authorization amount to $4.6 billion, designating that the proceeds from the sale of our CICA and Sterling subsidiaries be used to repurchase shares. We may repurchase shares using available capital through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions. We anticipate that the volume of share repurchases will increase substantially after we receive the proceeds from the sales of CICA and Sterling. Any repurchased shares will be available for employee stock plans and for other corporate purposes. In 2007, we repurchased 19.1 million shares at a cost of $751 million. Since the program began, we have repurchased 48.1 million shares at a cost of $1,823 million. Of the shares repurchased since the program's inception, we have reissued approximately 13.8 million shares for stock options, stock awards, and other benefit plans.

Tender Offer

        Based upon a review of option grant practices in early 2007 by the Audit Committee of the Board of Directors, we determined that certain stock options were granted at a discount from fair market value and therefore are subject to adverse tax consequences under Section 409A of the Internal Revenue Code of 1986, as amended.

        The Company issued a Tender Offer Statement in 2007 to permit our eligible employees to amend certain options (the "Eligible Options") that were granted by Aon under our Stock Incentive Plan ("Plan"). The Eligible Options include only those stock options granted by Aon: (i) that were granted under the Plan; (ii) that had an exercise price per share that was less than the fair market value per share of our common stock underlying the options on the options' measurement dates for accounting purposes (the "deemed grant date"); (iii) that were unvested as of December 31, 2004; (iv) that were outstanding as of the last date on which the Offer remained open for acceptance and (v) that were held by individuals who were subject to taxation in the United States. Current and former directors and executive officers of Aon were not eligible employees.

        Eligible employees could elect to: (i) amend all (but not a portion) of their Eligible Options to increase the exercise price per share to be equal to the fair market value of a share of our common stock on the deemed grant date (the "Amended Exercise Price"); and (ii) for each amended Eligible Option, receive a cash payment equal to the difference between the Amended Exercise Price and the original exercise price, multiplied by the number of shares of our common stock subject to such unexercised option.

        The cash payments were paid on the first regular payroll date in January 2008. We also paid penalties, excise and other taxes of $7 million.

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

        In accordance with our policies, we:

  •
  regularly evaluate our estimates, assumptions and judgments, including those concerning pensions, contingencies, policy liabilities, investments, intangible assets, share-based payments and income taxes.

  •
  base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances.

        The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates.

        We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we used to prepare these consolidated financial statements.

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

        We estimate our one-time workforce reduction costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. We recognize these costs when we:

  •
  identify the specific classification (or functions) and locations of the employees being terminated,

  •
  notify the employees who might be included in the termination, and

  •
  expect to terminate employees within the legally required notification period.

        When employees are receiving incentives to stay beyond the legally required notification period, we record the cost of their severance over the remaining service period.

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

        Asset impairments may result from large-scale restructurings and we account for these impairments in the period when they become known. Furthermore, we record impairments in accordance with Statement No. 144 by reducing the book value to the net present value of future cash flows (in situations where the asset had an identifiable cash flow stream) or accelerating the depreciation to reflect the revised useful life.

Pensions

        We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the United States, the United Kingdom, the Netherlands and Canada.

Significant changes to pension plans

        Our U.S. pension plans are closed to new entrants, and effective January 1, 2007, we began determining future pension benefits using a "career average pay" formula rather than the prior "final average pay" formula.

        Our U.K. pension plans have been closed to new entrants since 1999. On March 31, 2007 future benefit accruals relating to salary and service ceased in the U.K. plans. Future retirement benefits are now provided in a defined contribution segment of a pension scheme.

Market-related value of assets

        The U.S. pension plans use the market-related value of assets to determine expected return on assets.

        As of year-end 2007:

  •
  the market-related value of pension assets does not yet reflect accumulated asset gains of $6 million. These gains will decrease pension expense as they are graded into the market-related asset value and may be offset by future asset losses. We recognize 20% of the asset gain or loss in the current year's market-related value, with the remaining 80% spread over the next four years.

  •
  we reported a fair value of pension assets of $1,514 million, while market-related value of assets is $1,508 million.

        The U.K., Dutch and Canadian plans use fair value to determine expected return on assets.

Recognition of gains and losses and prior service

        In accordance with FASB Statement No. 87, we defer recognition of gains and losses that arise from events such as changes in the discount rate and actuarial assumptions, actual demographic experience and asset performance.

        Unrecognized gains and losses are amortized as a component of pension expense based on the average expected future service of active employees in the U.S., Dutch and Canadian plans, or the average life expectancy of the U.K. plan members. We amortize prior service costs or credits which arise as a result of plan changes over a period based on the average expected future service of active employees in the plans at the time the prior service costs or credits were established.

        As of December 31, 2007, the pension plans have deferred losses that have not yet been recognized through income in the financial statements. We amortize the actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation ("PBO"). To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        The following table discloses our combined experience loss, prior service costs or credits, the number of years that we are amortizing the experience loss over, and the estimated 2008 amortization by each plan:

(Amounts in millions)	U.S.	U.K.	Dutch	Canadian

Combined experience loss	$347	$1,552	$84	$97
Prior service costs (credits)	$(104)	$—	$—	$5
Amortization period (years)	8	34	12	10-12
Estimated 2008 amortization of loss	$23	$34	$3	$5
Estimated 2008 amortization of prior service cost (credit)	$(15)	$—	$—	$1

Rate of return on plan assets and asset allocation

        The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix:

	U.S.	U.K.	Dutch	Canadian

Expected return (total)	8.60%	7.20%	6.60%	7.00%
Target equity	80.00	67.00	65.00	70.00
Target fixed income	20.00	33.00	35.00	30.00
Expected return-equity	9.38	8.30	8.59	8.00
Expected return-fixed income	5.60	4.96	5.59	5.00

        We base our U.S. expected long-term return on capital market expectations for various asset classes. U.S. equities and fixed income expectations are estimated using a theoretical Capital Asset Pricing ("CAP") Model. The CAP Model for equities included three factors:

  •
  Current dividend yield (1.7%)

  •
  Corporate earnings nominal growth (6.7%)

  •
  P/E ratio repricing (0.0%).

        A fixed income expectation factor of 5.6% included the then-current 10-year U.S. Treasury Note yields and simulations of future yields based on expected inflation and other factors. We based:

  •
  other asset class expectations on risk premiums relative to U.S. equities and fixed income expected returns, and

  •
  estimates of volatilities and correlations among asset classes on historical data.

        The actual allocation at December 31, 2007 was 76% equities and 24% fixed income securities.

        In determining the expected rate of return for our U.K., Dutch and Canadian plans, we analyzed investment community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans. We:

  •
  consider historical performance data by asset class over long periods, and

  •
  weight the expected returns for each asset class by target asset allocations of the plans.

        Generally, the U.K. plans' trustees determine the investment policy for each plan. Because there are eight pension plans maintained in the U.K., our target allocation represents a weighted average of the target allocation of each plan. Further, target allocations are subject to change.

        In total, at the end of the 2007 valuation year, the U.K. plans were invested 66% in equities and 34% in fixed income securities. The Dutch plan was invested 38% in equities and 62% in fixed income securities. The Canadian plan was invested 65% in equities and 35% in fixed income securities.

Impact of changing economic assumptions

        Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.

        The following table reflects, holding all other assumptions constant, what a one percentage point increase and decrease in our estimated liability discount rate would have on our estimated 2008 pension expense.

	Change in discount rate

Increase (Decrease) in expense (in millions)	Increase	Decrease

U.S. plans	$(27)	$33
U.K. plans	(29)	31
Dutch plans	(6)	9
Canadian plans	(6)	7

        The following table reflects, holding other assumptions constant, what a one percentage point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2008 pension expense.

	Change in long-term rate of return on plan assets

Increase (Decrease) in expense (in millions)	Increase	Decrease

U.S. plans	$(15)	$15
U.K. plans	(39)	39
Dutch plans	(5)	5
Canadian plans	(3)	3

Estimated future contributions

        In the U.S., we anticipate minimum cash funding requirements of $8 million and $9 million in 2008 and 2009, respectively.

        The closure of the U.K. schemes to future accrual and the renegotiation of cash contributions from the Company during 2007 both impacted recent and expected future cash requirements to the U.K. plans. Under current rules and assumptions, we anticipate U.K. funding requirements of $143 million in 2008 and $146 million in 2009. These contributions reflect minimum funding requirements plus other amounts agreed with U.K. plan trustees.

        Contributions to the Dutch and Canadian plans are estimated to be $28 million and $16 million in 2008, respectively.

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

Policy Liabilities

        We collect premiums from policyholders, and we establish liabilities (reserves) to pay benefits to policyholders. The liabilities for policy benefits, claims, and unearned premiums represent our best estimates of what we expect to pay to policyholders in the future. If these liabilities prove inadequate, we would be required to increase the reserves, which could hurt our results and financial condition.

Property & Casualty

        Loss reserves reflect our estimated liability for unpaid claims and claims adjustment expenses and for reported and unreported losses incurred as of the end of each accounting period. Because setting loss reserve levels is inherently uncertain, we cannot guarantee that our current reserves will prove adequate in light of subsequent events. Loss reserves represent our best estimate of what we expect the ultimate settlement and administration of claims will cost, given our informed judgments based on:

  •
  currently available data,

  •
  future trends in claims severity and frequency,

  •
  judicial theories of liability, and

  •
  other factors.

        Many of these factors are not quantifiable in advance, and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments, and legislative changes, can cause our estimates to vary. The inherent uncertainty of estimating reserves is greater for certain types of liabilities, where the variables affecting the claims are subject to change and long periods of time may elapse before we can definitively determine liability. We periodically refine our reserve estimates as further losses are reported and settled and we continue to refine our experience and reflect adjustments to reserves in the results of the periods during which such estimates are changed.

        We estimate loss reserves for all property and casualty lines of business by accident year using several standard actuarial techniques, which include, but are not limited to incurred and paid loss development methods, the Bornhuetter-Ferguson method, and frequency/severity methods. We project ultimate losses on a direct, assumed, ceded and net basis, and deduct paid losses from the selected ultimate losses to arrive at the total indicated reserve. The total indicated reserve includes case reserves and incurred but not reported reserves.

        Our loss reserve estimates are influenced by factors such as the consistency of the results from actuarial techniques and our knowledge of emerging loss trends and rate or benefit changes.

Accident & Health and Life

        To establish policy liabilities, we develop estimates of reported and anticipated claims, based on our historical experience, other actuarial data, and assumptions on investment yields. The actuarial data reflects our best estimates of future expectations regarding claim frequency, claim severity, and the length of time that a customer is insured. Morbidity and mortality patterns may change over time due to many factors including improvements in the general health of the insured population, changes in lifestyle, advances in medical diagnosis and treatment, or the occurrence of a widespread pandemic.

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

        We generally accrue a liability for future policy benefits relating to long-duration contracts when we recognize premium revenue. The liability represents the present value of future benefits to be paid to policyholders less the present value of future premiums. We estimate this liability using methods that include estimates of expected investment yields, mortality, morbidity, and policy persistency.

        Actual experience may vary from our estimates due to emerging trends in morbidity, mortality, persistency, and asset yields — and some of these trends can fluctuate significantly over time. As we realize the actual experience, we take into account the financial impacts of these variations from our original assumptions. When current estimates of the present value of future benefits and expenses exceed the present value of future premiums for a product line, we recognize all excess amounts as a loss.

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

Assets with unrealized losses due to issuer-specific events

        At least quarterly, we review the following types of information:

  •
  the creditworthiness of corporate obligors for changes in ratings and financial performance,

  •
  cash flow trends and underlying levels of collateral for asset-backed securities, and

  •
  issuer financial trends and market expectations based on third-party analytical reports.

        We recognize an other-than-temporary impairment loss when appropriate for these investments with continuous unrealized losses due to issuer-specific events. We base our decision on the facts and circumstances for each investment.

Assets with unrealized losses due to market conditions or industry-related events

        Invested assets with unrealized losses due to market conditions or industry-related events include those affected by:

  •
  increasing U.S. Treasury or local sovereign interest rates,

  •
  corporate and asset-backed credit spread widening,

  •
  common stock price volatility due to conditions in the overall market or a particular industry, and

  •
  illiquid market conditions.

        In certain circumstances, we assume that a decline in value below cost is temporary for fixed-maturity investments, with unrealized losses due to market conditions or industry-related events from which the market is expected to recover; in these cases, we can hold the investment until maturity or the market recovers, which is a decisive factor when considering an impairment loss. If we decide that holding the investment to maturity is no longer appropriate, we will reevaluate that investment for other-than-temporary impairment.

        We evaluate other-than-temporary impairment for preferred and common stock and other investments with continuous unrealized losses for two consecutive quarters due to market conditions or industry-related events. We recognize an other-than-temporary impairment loss based upon each investment's facts and circumstances and monitor these securities quarterly to ensure that unrealized losses are not the result of issuer-specific events.

        Note 6 to the consolidated financial statements provides additional information about our investments.

Intangible Assets

        Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. We classify our intangible assets as either goodwill, client lists, non-compete agreements, or other purchased intangibles.

        Although goodwill is not amortized, we test it for impairment at least annually. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. We perform impairment reviews at the reporting unit level. If the fair value of a reporting unit is determined to be less than the carrying value of the reporting unit, we complete further analysis to determine whether there was an impairment loss. No further analysis was required in 2007 or 2006. We determine fair value based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

Share-based Payments

        Stock-based compensation expense is based on the value of the portion of share-based payment awards that we ultimately expect to vest during that period. Thus, we have reduced expense for estimated forfeitures. We estimate forfeitures at the time of grant and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When the terms of an award require no additional service, the award is fully expensed at the grant date. When awards are modified, we account for the incremental shares at the fair market value at the date of modification. Expense recognition begins on the date the service period begins, which can precede or be after the grant date, depending on the provisions of the award.

Option Accounting

        Before 2006, Aon was subject to Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. Under APB No. 25, we recognized no compensation expense for stock options when the exercise price of the options equaled the market price of the stock at the date of grant.

        In 2006, we adopted Statement No. 123(R), Share-Based Payments, and changed our method of valuation for stock options granted. Beginning in 2006, we moved to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which we previously used for our required pro forma information. Lattice-based option valuation models:

  •
  use a range of assumptions over the expected term of the options.

  •
  estimate expected volatilities based on the average of the historical volatility of Aon's stock price and the implied volatility of traded options on Aon's stock.

        Furthermore, we:

  •
  use historical data to estimate option exercise and employee terminations within the valuation model, differentiating between executives and key employees.

  •
  base the expected dividend yield assumption on our current dividend rate.

  •
  base the risk-free rate for the contractual life of the option on the U.S. Treasury yield curve in effect at the time of grant.

        The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding, which is a derived output of the lattice-binomial model.

Service-Based RSU Awards

        Before 2006, restricted stock units ("RSUs") granted to employees were generally service-based and accounted for by expensing the total award value over the service period. We calculated the total award value by multiplying the total number of shares to be delivered by the quoted market value on the date of grant. In connection with the adoption of Statement No. 123(R) in 2006, we began to estimate forfeitures and considered dividend discounts when determining the fair value of the RSUs.

Performance-Based Awards

        Beginning in 2006, executives and key employees may receive performance-based awards, which ultimately result in the receipt of RSUs, if the employee achieves his or her objectives. Such objectives may be made on a personal, group or company level. The RSUs may be immediately vested or have a future additional service period. Generally, our performance awards are fixed, which means we determine the fair value of the award at the grant date, and recognize the expense over the performance or vesting period, whichever is longer.

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

        The largest performance-based stock plan is the Leadership Performance Plan ("LPP"). The LPP currently has two performance periods — 2006 to 2008 and 2007 to 2009. A 10% upward or downward adjustment in our estimated performance targets would increase or decrease total expense by approximately $8 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.

Income Taxes

        We earn income in numerous foreign countries and this income is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws.

        The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies in accordance with FASB Statement No. 109, Accounting for Income Taxes, and are based on management's:

  •
  assumptions and estimates about future operating results and levels of taxable income and

  •
  judgments regarding the interpretation of the provisions of Statement No. 109.

        We assess carryforwards and tax credits for realization as a reduction of future taxable income by using a "more likely than not" determination. We have not recognized a U.S. deferred tax liability for undistributed earnings of certain foreign subsidiaries of our continuing operations because they are considered permanently reinvested. Distributions may be subject to additional U.S. income taxes if we either distribute these earnings, or we are deemed to have distributed these earnings, according to the Internal Revenue Code.

        We base the carrying values of liabilities for income taxes currently payable on management's interpretation of applicable tax laws, and incorporate management's assumptions and judgments about using tax planning strategies in various taxing jurisdictions. Using different estimates, assumptions and judgments in accounting for income taxes, especially those which deploy tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and changes in our results of operations.

        We operate in many foreign jurisdictions where tax laws relating to our businesses are not well developed. In such jurisdictions, we obtain professional guidance and consider existing industry practices before using tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions, and tax liabilities are frequently finalized through negotiations. While historically we have not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise. In addition, several factors could increase the future level of uncertainty over our tax liabilities, including the following:

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

        In first quarter 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes which are recognized in a company's financial statements in accordance with Statement No. 109, and prescribes a recognition threshold and measurement of a tax position taken, or expected to be taken, in a company's tax return. As a result of our adoption of FIN 48, we did not record any adjustments to the liability for unrecognized tax benefits.

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

        Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business. In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, we have:

  •
  isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis for revenue, and have disclosed the impact on expenses and earnings per share, and

  •
  provided this form of reporting to give financial statement users more meaningful information about our operations.

        Some tables in the segment discussions reconcile organic revenue growth percentages to the reported revenue growth percentages for the segments and subsegments. We disclose separately:

  •
  the impact of foreign currency, and

  •
  the impact from acquisitions, divestitures, and transfers of business units, which represent the most significant reconciling items.

        In an "all other" category, we total other reconciling items that are not generally significant individually or in the aggregate. If there is a significant individual reconciling item within the "all other" category, we provide additional disclosure in a note.

Summary of Results for 2005 through 2007

        The consolidated results of continuing operations follow:

(millions) Years ended December 31,	2007	2006	2005

Revenue:
Commissions, fees and other	$7,170	$6,660	$6,507
Investment income	301	221	144

Total consolidated revenue	7,471	6,881	6,651

Expenses:
Compensation and benefits	4,388	4,225	4,084
Other general expenses	1,726	1,637	1,616
Depreciation and amortization	194	224	244
Interest expense	138	129	125
Provision for New York and other state settlements	1	3	5

Total expenses	6,447	6,218	6,074

Income from continuing operations before provision for income tax	$1,024	$663	$577

Pretax margin — continuing operations	13.7%	9.6%	8.7%

Consolidated Results for 2007 Compared to 2006

Revenue

        During 2007, compared to the prior year:

  •
  Commissions, fees and other increased $510 million or 8% driven primarily by the impact of changes in foreign exchange rates and organic revenue growth of 2%.

  •
  Investment income increased $80 million or 36%. The increase was driven by:

  •
  non-liquidating distributions from our PEPS I investment of $61 million,

  •
  $14 million of realized losses on our Endurance warrants in 2006,

  •
  realized gains from the sale of investments, and

  •
  higher interest rates on our investment portfolio.

        These increases were partially offset by a $35 million gain recognized in 2006 in connection with the contribution of our preferred stock investment in Scandent, received from the sale of our Cambridge operation, to a U.K. pension plan.

        Consolidated revenue by geographic area follows:

(millions) Years ended December 31,	2007	% of Total	2006	% of Total	2005	% of Total

United States	$2,855	38%	$2,789	41%	$2,726	41%
Americas, other than U.S.	809	11	723	10	646	10
United Kingdom	1,305	18	1,172	17	1,226	18
Europe, Middle East & Africa	1,876	25	1,636	24	1,530	23
Asia Pacific	626	8	561	8	523	8

Total revenue	$7,471	100%	$6,881	100%	$6,651	100%

        We attribute revenues to geographic areas based on the location of the resources producing the revenues.

  •
  U.S.  revenue increased $66 million or 2%, reflecting growth in our retail business and affinity operations, partially offset by soft market conditions in reinsurance and investment gains being impacted by last year's gain on the contribution of our Scandent preferred stock.

  •
  Americas other than U.S.  revenue increased $86 million or 12%, due to strong growth in Latin America and the impact of foreign exchange rates.

  •
  United Kingdom revenue increased $133 million or 11% driven by favorable foreign exchange, the impact of acquisitions, higher investment income and a gain on the sale of a book of business.

  •
  Europe, Middle East & Africa revenue increased $240 million or 15% as a result of favorable foreign exchange, higher investment income, acquisitions and organic revenue growth, most notably in France, Italy, Spain, Africa and the Middle East.

  •
  Asia Pacific revenue increased $65 million to $626 million, driven by favorable foreign exchange and organic revenue growth in most countries in Asia, which more than offset softness in Australia and the impact of certain regulatory changes in Japan.

Expenses

        The increase in total expenses of $229 million or 4% from 2006 is driven by:

  •
  $163 million or 4% increase in compensation and benefits, reflecting $189 million of unfavorable foreign exchange as well as higher salary and incentive costs, which more than offset significant pension savings, lower restructuring costs and the benefits of the 2005 restructuring program. Reduced pension expense was due primarily to plan amendments in the U.S. and U.K.

  •
  $89 million or 5% increase in other general expenses, reflecting unfavorable foreign exchange, the gain on the 2006 sale of our building in Spain, the impact of acquisitions and the settlement of litigation in early 2007 for acquired employees in our U.K. reinsurance business. These items more than offset a 2006 property and casualty reserve increase and 2007 gains from the sale of businesses.

  •
  $9 million increase in interest expense resulting from higher interest rates and foreign exchange translation.

        These increases in expenses were partially offset by a $30 million decrease in depreciation and amortization due to lower write-offs and a lower depreciable base than the prior year.

Income from Continuing Operations before Provision for Income Tax and Cumulative Effect of a Change in Accounting Principle

        Income from continuing operations was $1,024 million, a 54% increase from $663 million in 2006. The increase was driven by improved profitability in our brokerage and consulting segments, distributions from our PEPS I investment, and an increase in our property and casualty reserves in 2006.

Provision for Income Taxes

        The effective tax rate on income from continuing operations was 34.4% in 2007 and 32.6% in 2006.

        Differences between the overall effective tax rate and the U.S. federal statutory rate are typically due to U.S. state income taxes and differences between U.S. and international tax rates. Changes in the mix between our U.S. and international pretax income directly affect our effective tax rates. In 2007 and 2006, our effective tax rate also reflects the favorable resolution of tax examination issues, adjustments, and tax credits. In addition, our 2007 rate was impacted by changes in corporate tax rates in certain foreign countries, most notably in the United Kingdom, which reduced the enacted corporate tax rate from 30% to 28%. While the lower U.K. tax rate will benefit Aon's recurring effective tax rate in future periods, we had to remeasure our U.K. deferred tax assets using the new enacted tax rate, resulting in a one-time non-cash expense of $24 million. For a summary of these effects, please see the rate reconciliation provided in Note 8 to the consolidated financial statements.

Income from Continuing Operations

        In 2007, compared to 2006:

  •
  Income from continuing operations rose to $672 million ($2.10 diluted net income per share) from $447 million ($1.33 diluted net income per share). 2007 income from continuing operations included currency translation gains of $0.06 per share, compared to currency translation losses of $0.04 per share in 2006.

  •
  Basic net income per share from continuing operations increased to $2.25 from $1.41.

Discontinued Operations

        After-tax income from discontinued operations was:

  •
  $192 million in 2007 ($0.65 and $0.59 per basic and dilutive net income per share, respectively). These results include a full year of operations for CICA and Sterling ($0.63 and $0.58 per basic and dilutive net income per share, respectively) as well as residual settlement activity relating to our 2006 AWG and CPG disposals.

  •
  $272 million in 2006 ($0.86 and $0.80 per basic and dilutive income per share, respectively). Results in 2006 include a full year of operations for CICA and Sterling ($0.56 and $0.52 per basic and dilutive net income per share, respectively) and eleven months of operations and the gain on sale of AWG and CPG ($0.27 and $0.25 per basic and dilutive net income per share, respectively).

        Revenue for discontinued operations decreased to $2.5 billion in 2007 from $3.4 billion in 2006 due to the inclusion in 2006 of AWG and CPG. CICA's revenue increased 21% to $2.5 billion on the strength of Sterling's Medicare Advantage product. After-tax income from discontinued operations declined $80 million to $192 million, driven by the inclusion last year of AWG and CPG results, along with the gain on the sale of those two operations. CICA's results improved $7 million to $186 million. An increase in pretax income, driven by increased revenue, was mainly offset by lower margins at

Sterling and a higher tax provision, resulting from a $28 million non-recurring tax adjustment related to the recognition of deferred taxes of CICA's foreign subsidiaries.

        See Note 5 to the consolidated financial statements, "Disposal of Operations," for further information.

Consolidated Results for 2006 Compared to 2005

Revenue

        In 2006, compared to the prior year:

  •
  Commissions, fees and other increased by $153 million or 2%, driven by 2% organic revenue growth in Risk and Insurance Brokerage Services and 4% organic growth in Consulting.

  •
  Investment income increased $77 million or 53%, driven by higher interest rates and a $35 million gain recognized in connection with the contribution of our Scandent preferred stock investment to a U.K. pension plan.

        By geography:

  •
  U.S.  revenue, which represented 41% of total revenue, increased $63 million or 2%, reflecting improved results in our retail business and increased investment income.

  •
  Americas other than U.S. revenue increased 12% to $723 million, due to strong growth in Latin America.

  •
  United Kingdom revenue decreased $54 million or 4%, reflecting soft market conditions in our retail and reinsurance lines, partially offset by growth in our consulting business.

  •
  Europe, Middle East & Africa revenue increased 7% to $1.6 billion, as a result of acquisitions and organic growth in our retail business.

        Asia Pacific revenue increased $38 million or 7% to $561 million, driven by acquisitions and organic revenue growth in emerging markets in Asia.

  Expenses

        The $144 million or 2% increase in total expenses versus 2005 is driven by:

  •
  $141 million or 3% increase in compensation and benefits, reflecting higher salary and incentive costs, the impact of acquisitions and unfavorable foreign exchange, and

  •
  an increase of $21 million or 1% in other general expenses, primarily reflecting a property and casualty reserve increase, hedging losses, and unfavorable foreign exchange, partially offset by a $30 million gain on the sale of our building in Spain.

    These increases were somewhat offset by a decrease of $20 million in depreciation and amortization expense, reflecting greater asset disposals and impairments in 2005.

Income from Continuing Operations before Provision for Income Tax and Cumulative Effect of a Change in Accounting Principle

        Income from continuing operations before provision for income tax increased $86 million to $663 million. The increase was driven by organic revenue growth across each segment along with estimated restructuring savings of $119 million, partially offset by higher compensation and benefits costs.

Provision for Income Taxes

        The effective tax rate on income from continuing operations was 32.6% in 2006 and 27.9% in 2005. Differences between the overall effective tax rate and the U.S. federal statutory rate are typically due to U.S. state income taxes and differences between U.S. and international tax rates. Changes in the mix between our U.S. and international pretax income directly affect our effective tax rates. In 2006 and 2005, our effective tax rate also reflects the favorable resolution of tax examination issues, adjustments, and tax credits.

Income from Continuing Operations

        In 2006, compared to 2005:

  •
  Income from continuing operations rose to $447 million ($1.33 dilutive net income per share) from $416 million ($1.24 dilutive net income per share). For 2006, income from continuing operations included currency translation losses of $0.04 per share, compared to currency translation gains of $0.05 per share in 2005.

  •
  Basic net income per share from continuing operations increased to $1.41 from $1.28.

        To compute income per share in 2005, we deducted dividends paid on the redeemable preferred stock from net income. The redeemable preferred stock was redeemed and retired in September 2005.

Discontinued Operations

        After-tax income from discontinued operations was:

  •
  $272 million in 2006 ($0.86 and $0.80 per basic and dilutive net income per share, respectively). 2006 discontinued operations include full year results for CICA and Sterling ($0.56 and $0.52 per basic and dilutive net income per share, respectively) and eleven months of operations and gain on sale of AWG and CPG ($0.27 and $0.25 per basic and dilutive net income per share, respectively.)

  •
  $319 million in 2005 ($0.99 and $0.93 per basic and dilutive net income per share, respectively). Results in 2005 include full year results for CICA, Sterling, AWG and CPG ($0.69 and $0.65 per basic and dilutive net income per share, respectively), along with nine months of operations and the gain on sale of our Swett & Crawford operation ($0.33 and $0.31 per basic and dilutive net income per share, respectively).

REVIEW BY SEGMENT

General

        Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting (see Note 16 to the consolidated financial statements for further information).

        Aon's operating segments are identified as those that report separate financial information and are evaluated regularly when we are deciding how to allocate resources and assess performance.

        Segment revenue includes investment income generated by invested assets of that segment, as well as the impact of related derivatives. Our Risk and Insurance Brokerage Services and Consulting businesses invest funds held on behalf of clients and operating funds in short-term obligations.

        The following tables and commentary provide selected financial information on the operating segments.

(millions) Years ended December 31,	2007	2006	2005

Operating segment revenue: (1)
Risk and Insurance Brokerage Services	$6,059	$5,628	$5,367
Consulting	1,352	1,282	1,255

Income before income tax:
Risk and Insurance Brokerage Services	$1,037	$841	$702
Consulting	189	120	110

Pretax Margins:
Risk and Insurance Brokerage Services	17.1%	14.9%	13.1%
Consulting	14.0%	9.4%	8.8%

(1)
Intersegment revenues of $29 million, $59 million and $46 million were included in 2007, 2006 and 2005, respectively. See Note 16 to the consolidated financial statements for further information.

Risk and Insurance Brokerage Services

        Aon is a leader in many sectors of the insurance industry. Aon was ranked by A.M. Best as the number one global insurance brokerage in 2007 based on brokerage revenues, and voted the best insurance intermediary and best reinsurance intermediary in 2007 by the readers of Business Insurance.

        Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. Insurance premiums are cyclical, and may vary widely based on market conditions. Premium rates usually increase when the industry has heavier than expected losses or capital shortages; this situation is referred to as a "hard market." A hard market tends to increase commission revenues. Conversely, a "soft market," characterized by flat or reduced premium rates, results from increased competition for market share among insurance carriers or increased underwriting capacity. A soft market tends to reduce commission revenues. Hard and soft markets may be broad-based or more narrowly focused across certain product lines or geographic areas. Markets began softening in 2004. We experienced a soft market in many business lines/segments and in many geographic areas in 2007. Prices fell throughout the year, with the greatest declines seen in large and middle-market accounts. We expect the soft market to continue into 2008.

        Risk and Insurance Brokerage Services generated approximately 82% of Aon's total operating segment revenues in 2007. Revenues are generated primarily through:

  •
  fees paid by clients,

  •
  commissions and fees paid by insurance and reinsurance companies, and

  •
  interest income on funds held on behalf of clients.

        Our revenues vary from quarter to quarter throughout the year as a result of:

  •
  the timing of our clients' policy renewals,

  •
  the net effect of new and lost business,

  •
  the timing of services provided to our clients, and

  •
  the income we earn on investments, which is heavily influenced by short-term interest rates.

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

  •
  provides affinity products for professional liability, life, disability income, and personal lines for individuals, associations, and businesses;

  •
  provides reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance;

  •
  provides managing underwriting and premium finance services to independent agents and brokers as well as corporate clients;

  •
  provides actuarial, loss prevention, and administrative services to businesses and consumers; and

  •
  manages captive insurance companies.

        We review our revenue results using the following subsegments:

  •
  Risk Management and Insurance Brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services in the following areas: Americas; United Kingdom; Europe, Middle East & Africa; and Asia Pacific. In February 2008, we announced that we intend to combine our entire local, regional and national risk and insurance retail brokerage operations into a single, unified business to be called Aon Risk Services.

  •
  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that:

    —    enhance the risk/return characteristics of insurance policy portfolios,

    —    improve capital utilization, and

    —    evaluate and mitigate catastrophic loss exposures worldwide.

Revenue

        This table details Risk and Insurance Brokerage Services revenue by subsegment:

(millions) Years ended December 31,	2007	2006	2005

Americas	$2,405	$2,319	$2,139
United Kingdom	815	732	792
Europe, Middle East & Africa	1,375	1,177	1,150
Asia Pacific	506	478	441
Reinsurance	958	922	845

Total revenue	$6,059	$5,628	$5,367

        In 2007, revenue increased $431 million or 8% from 2006 due to growth in our retail and reinsurance operations, as well as higher investment income.

        This table reconciles organic revenue growth to reported revenue growth in 2007 versus 2006:

Year ended December 31, 2006	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Americas	4%	1%	—%	(2)%	5%
United Kingdom	11	7	2	2	—
Europe, Middle East & Africa	17	8	1	4	4
Asia Pacific	6	9	(3)	(2)	2
Reinsurance	4	2	1	(1)	2

Total revenue	8%	4%	1%	—%	3%

        Organic revenue growth for the entire segment was 3%.

        The 4% reported growth in Americas reflects strong new business growth in our U.S. retail, Affinity and Latin America operations; favorable foreign exchange rates; and increased investment income. This growth was net of a $35 million gain in 2006 related to the contribution of our Scandent preferred stock investment to one of our U.K. pension plans.

        United Kingdom revenue increased 11%, driven by favorable foreign currency translation, the impact of acquisitions, higher investment income and a gain on the sale of a book of business.

        Europe, Middle East & Africa revenue increased 17%, driven by favorable foreign exchange rates, higher investment income and 4% organic revenue growth, most notably in emerging markets and in Continental Europe.

        Asia Pacific revenue increased 6%, driven by positive foreign currency translation and organic revenue growth in most markets in Asia. However, this increase was partially offset by the impact of certain regulatory changes in Japan and soft market conditions in Australia.

        Reinsurance revenue increased 4%, due to favorable foreign currency translation, the impact of acquisitions and 2% organic revenue growth mainly driven by international markets, offset by soft market conditions in the U.S.

        This table shows Risk and Insurance Brokerage Services revenue by geographic area and total pretax income:

(millions) Years ended December 31,	2007	% of Total	2006	% of Total	2005	% of Total

United States	$2,159	36%	$2,133	38%	$1,982	37%
Americas, other than U.S.	661	11	586	10	530	10
United Kingdom	1,036	17	946	17	1,021	19
Europe, Middle East & Africa	1,636	27	1,439	26	1,344	25
Asia Pacific	567	9	524	9	490	9

Total revenue	$6,059	100%	$5,628	100%	$5,367	100%

Income before income tax	$1,037		$841		$702

        U.S. revenue rose 1% over 2006 as strong new business, effective renewal book management in U.S. retail and investment income gains were partially offset by last year's gain on the contribution of our Scandent preferred stock and soft market conditions in our reinsurance business.

        Americas other than U.S. revenue increased 13% due to strong organic revenue growth in Latin America and the favorable impact of foreign currency translation.

        The 10% increase in United Kingdom revenue is driven by the impact of favorable foreign currency translation, acquisitions, higher investment income, and the gain on the sale of a book of business.

        Europe, Middle East & Africa revenue increased 14% due to positive foreign currency translation, higher investment income and organic revenue growth.

        Asia Pacific revenue increased 8% due to the impact of favorable foreign currency translation and organic revenue growth.

Income Before Income Tax

        Pretax income increased $196 million or 23% from 2006 to $1,037 million. In 2007, pretax margins in this segment were 17.1%, up 220 basis points from 14.9% in 2006. Contributing to increased margins and pretax income were:

  •
  3% organic revenue growth,

  •
  lower pension expense,

  •
  lower restructuring expenses,

  •
  savings from the 2005 restructuring program (primarily workforce reduction),

  •
  $36 million of gains on the sale of businesses, and

  •
  favorable foreign exchange rates.

        These increases were partially offset by higher salary costs due to investing in talent and a $21 million litigation settlement for acquired employees in our U.K. reinsurance business. In addition, in 2006, we recognized a $35 million gain on the contribution of our Scandent preferred stock and a $30 million gain on the sale of a building in Spain.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. Our consulting segment:

  •
  provides a broad range of consulting services, and

  •
  generated 18% of Aon's total operating segment revenues in 2007.

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

  3.
  Management Consulting helps clients in process improvement and design, leadership, organization and human capital development, and change management.

  4.
  Communications advises clients on how to communicate initiatives that support their corporate vision.

    5.
    Strategic Human Resource Consulting advises complex global organizations on talent, change and organization effectiveness issues, including assessment, selection performance management, succession planning, organization design and related people-management programs.

    6.
    Financial Advisory and Litigation Consulting provide consulting services, including white collar and financial statement investigation, securities litigation, financial due diligence, financial valuation services, and other related specialties.

  •
  Outsourcing, which offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

        In 2007, revenues of $1,352 million were 5% higher than 2006. On an organic basis, revenue declined 1% from 2006.

        This table details Consulting revenue by subsegment.

(millions) Years ended December 31,	2007	2006	2005

Consulting services	$1,117	$989	$981
Outsourcing	235	293	274

Total revenue	$1,352	$1,282	$1,255

        This table reconciles organic revenue growth to reported revenue growth in 2007 versus 2006.

Year ended December 31, 2006	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Transfers	Less: All Other	Organic Revenue Growth

Consulting services	13%	4%	2%	2%	5%
Outsourcing	(20)	3	—	(1)	(22)

Total revenue	5%	4%	2%	—%	(1)%

        On a subsegment basis,

  •
  Consulting services increased $128 million or 13%, reflecting growth in most major practice groups and geographies, favorable foreign currency translation, and the transfer of certain small units from the Risk and Insurance Brokerage Services segment.

  •
  Outsourcing revenue declined $58 million or 20%, driven by lower revenue from AT&T. AT&T, our largest outsourcing client, terminated many of its outsourcing services with us in 2006 and terminated our remaining services during 2007.

        This table shows Consulting revenue by geographic area and pretax income:

(millions) Years ended December 31,	2007	% of Total	2006	% of Total	2005	% of Total

Revenue by geographic area:
United States	$657	49%	$708	55%	$730	58%
Americas, other than U.S.	121	9	113	9	100	8
United Kingdom	275	20	228	18	206	16
Europe, Middle East & Africa	240	18	197	15	186	15
Asia Pacific	59	4	36	3	33	3

Total revenue	$1,352	100%	$1,282	100%	$1,255	100%

Income before income tax	$189		$120		$110

  •
  U.S.  revenue decreased $51 million in 2007, primarily due to reduced outsourcing business triggered by the loss of revenue from AT&T (see above), partially offset by organic revenue growth in Consulting Services and a $5 million gain on the sale of an investment.

  •
  Americas other than U.S.  revenue grew 7%, reflecting improved results in Canada and favorable foreign exchange.

  •
  United Kingdom revenue rose 21%, due to favorable foreign exchange and organic revenue growth.

  •
  Europe, Middle East & Africa and Asia Pacific revenue increased 22% and 64%, respectively, driven by favorable foreign currency translation, the transfer in of certain small units from our brokerage segment, and organic revenue growth.

Income Before Income Tax

        Pretax income was $189 million, an increase of $69 million or 58% from 2006. 2007 pretax margins in this segment were 14.0%, an increase of 460 basis points from 9.4% in 2006. The pretax income and margin improvement was principally driven by:

  •
  organic revenue growth in Consulting Services,

  •
  the favorable impact of foreign currency translation,

  •
  lower restructuring costs,

  •
  benefits related to the 2005 restructuring program,

  •
  disciplined expense management in the U.S., and

  •
  the gain on the sale of an investment.

Unallocated Income and Expense

        Unallocated income consists primarily of investment income (including income or loss on investment disposals and other-than-temporary impairment losses), which is not otherwise reflected in the operating segments. We include invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses.

        Through March 31, 2006, we carried our investment in Endurance warrants at fair value and recorded changes in the fair value through unallocated investment income. On March 31, 2006, we contributed the investment in Endurance warrants to our U.K. pension plans.

        Private equities are principally carried at cost; however, where we have significant influence, they are reported using the equity method of accounting. These investments usually do not pay dividends. LPs are accounted for using the equity method and changes in the value of the underlying LP investments flow through unallocated investment income.

        Unallocated income also includes the operations of our Property and Casualty runoff business. We previously included results related to this business in our former Insurance Underwriting segment.

        This table details our unallocated income and expense.

(millions) Years ended December 31	2007	2006	2005

Unallocated investment income	$81	$15	$5
Unallocated expense	(132)	(106)	(112)
Property & Casualty — revenue	8	15	70
Property & Casualty — expense	(21)	(93)	(73)
Interest expense	(138)	(129)	(125)

	$(202)	$(298)	$(235)

        Unallocated investment income was $81 million in 2007, an increase of $66 million over 2006 and was driven by:

  •
  an increase in income from our PEPS I investment of $61 million (see "Distributions from PEPS I" within the Key Recent Events section), and

  •
  a decrease of $14 million in 2006 in the fair value of our investment in Endurance warrants. We contributed these warrants to the U.K. pension plans on March 31, 2006.

        Unallocated expenses include corporate governance costs not attributable to the operating segments. These expenses increased to $132 million in 2007 from $106 million in 2006, driven by:

  •
  higher Corporate executive staff expenses,

  •
  resolution of a $15 million reconciliation difference in the U.K., and

  •
  expenses associated with a review of historical equity compensation practices.

        Property and Casualty revenues declined from $15 million in 2006 to $8 million in 2007, as that business continues to wind down. Associated expenses were $21 million in 2007 versus $93 million in 2006. 2006's results included an increase in our reserves of $81 million, reflecting adverse development, refined assumptions and additional claim information relating to programs placed in runoff.

        Interest expense, which represents the cost of our worldwide debt obligations, increased $9 million in 2007 to $138 million, principally due to higher interest rates and the impact of foreign exchange rates.

FINANCIAL CONDITION AND LIQUIDITY

Liquidity

        Our operating subsidiaries obtain liquidity through selling their products and services and collecting their receivables. These subsidiaries use the funds collected to pay creditors and employees and to fund acquisitions. They segregate funds that Aon is holding on behalf of clients to satisfy policyholder liabilities, so they are not available for other uses. We believe that our operating subsidiaries will have adequate liquidity to meet their needs in the foreseeable future and to provide funds to the parent company. Since government regulations limit payment of dividends from our underwriting subsidiaries, dividends depend on the subsidiaries' surplus and future earnings.

        Our parent company's routine liquidity needs include paying corporate expenses, servicing debt, and paying dividends on Aon's outstanding stock. We meet these requirements primarily through dividends and internal financing from our operating subsidiaries. We may also use available liquidity for capital expenditures and repurchasing common stock.

        Cash in our consolidated statements of financial position includes funds available for operations.

        During 2007, we:

  •
  redeemed $250 million of debt securities in January 2007,

  •
  redeemed all of our remaining 3 1/2% Senior Convertible Debentures that were due in 2012. We converted these debentures into approximately 14 million shares of Aon common stock, and

  •
  spent $751 million to repurchase 19.1 million of our outstanding shares of common stock.

        In 2007, total cash contributions to our major defined benefit pension plans were $211 million, versus cash contributions of $204 million in 2006. Also in 2006, we contributed $166 million of non-cash financial instruments to certain of our U.K. plans. Under current rules and assumptions, we anticipate 2008 contributions to our major defined benefit pension plans of approximately $195 million.

        In 2007, our principal U.K. subsidiary agreed with the trustees of the plan to contribute £9.4 million ($19 million) per year to one of our U.K. pension plans for the next six years, with the amount payable increasing by 5.3% on each April 1. These contributions are in addition to the normal employer contributions to the plan. The trustees of the plan:

  •
  have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2006, the estimated winding-up deficit was £300 million ($595 million at December 31, 2007 exchange rates).

  •
  have accepted in practice the agreed-upon schedule of contributions and have not requested an advance.

  Cash Flows & Financial Condition

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for the twelve months ended December 31, 2007 and 2006 are as follows:

(millions) Twelve months ended December 31	2007	2006

Insurance Underwriting operating cash flows (including AWG & CPG for 2006)	$335	$522
All other operating cash flows	904	596

	1,239	1,118
Change in funds held on behalf of brokerage and consulting clients	50	(150)

Cash provided by operating activities	$1,289	$968

Insurance Underwriting operating cash flows

        Our 2007 insurance underwriting operations include accident & health and life and certain property & casualty businesses in runoff. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities. The 2006 cash flows include the operations of AWG and CPG, sold on November 30, 2006.

        The operating cash flow from our insurance subsidiaries was $335 million for 2007, a decrease of $187 million compared to 2006. This decrease was primarily related to the sale of AWG and CPG. For 2007, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $2,339 million compared to $3,546 million in 2006.

Investment and other miscellaneous income received was $183 million and $235 million in 2007 and 2006, respectively.

        The insurance underwriting subsidiaries used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes. Claims and other cash benefits paid were $1,321 million in 2007 versus $1,632 million in 2006. Commissions and general expenses paid were $793 million for 2007, compared to $1,483 million in 2006. Tax payments for 2007 were $73 million compared to $144 million last year.

        These subsidiaries invest and use operating cash flows to satisfy future benefits to policyholders and when appropriate, make them available to pay dividends to the Aon parent company.

        Generally, the subsidiaries invest in highly liquid and marketable investment grade securities to support policy liabilities. These invested assets are subject to insurance regulations set forth by the various governmental jurisdictions in which they operate, both domestically and internationally. The insurance regulations may restrict both the quantity and quality of various types of assets within the portfolios.

        The insurance subsidiaries' policy liabilities are segmented among multiple accident and health and property casualty portfolios. Those portfolios have widely varying estimated durations and interest rate characteristics. Generally, the policy liabilities are not subject to interest rate volatility risk. Therefore, in many of the portfolios, asset and policy liability duration are not closely matched. Interest rate sensitive policy liabilities are generally supported by floating rate assets.

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

All other operating cash flows

        The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $904 million in 2007 compared to $596 million in 2006. These amounts exclude the change in funds held on behalf of clients as described above. The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.

        Aon uses the excess cash generated by our brokerage and consulting businesses as well as dividends received from the insurance subsidiaries to meet its liquidity needs, which consist of servicing its debt, paying dividends to its stockholders and repurchasing outstanding shares.

Investing and Financing Activities

        We used the consolidated cash flow from operations (net of funds held on behalf of clients) for:

  •
  investing activities of $463 million. The cash flows used by investing activities included purchases, net of sales of investments, of $95 million; capital expenditures, net of disposals, of $170 million; and acquisition of subsidiaries, net of divestitures of $198 million.

  •
  financing needs of $579 million. Financing uses primarily included cash dividends paid to shareholders of $176 million and net share activity of $495 million. Proceeds from financing activities are $92 million from the issuance of debt, net of repayments.

Financial Condition

        Due to the nature of operations, insurance underwriting organizations generally do not classify assets and liabilities on their statements of financial position as current and noncurrent, and we had not previously reported a classified statement of financial position. Due to the pending sales of a majority of our underwriting operations, at December 31, 2007 we have reported our statements of financial position on a classified basis.

        Comparing year-end 2007 with year-end 2006:

  •
  Working capital increased $133 million to $3.4 billion.

  •
  Receivables and Insurance premium payables declined $253 million and $206 million, respectively. The decrease in both receivables and payables reflects:

  •
  The timing of receipts and payments,

  •
  Client demands for risk programs, and

  •
  The effect of foreign exchange rates

  •
  Net assets of our CICA and Sterling subsidiaries increased $223 million.

  •
  Short-term debt increased by $210 million as a result of considering $250 million of our borrowings under our Euro facility as payable within a year.

  •
  Goodwill increased $414 million as a result of several acquisitions made during the year in our Risk and Insurance Brokerage segment, which was slightly offset by the sale of two MGUs.

  •
  Long-term debt decreased by $350 million, reflecting decreases in U.S. borrowings, offset in part by higher Euro facility borrowings.

  •
  Pensions, post employment and post retirement liabilities declined by $190 million as a result of cash contributions to our various pension plans.

  •
  Other non-current liabilities decreased by $124 million due primarily to lower restructuring reserves and a decline in our policy and contract claims reserves at our property and casualty runoff business.

Investments

        We invest in broad asset categories related to our diversified operations. In managing our investments, our objective is to maximize earnings while monitoring asset and liability durations, interest and credit risks, and regulatory requirements. We do not allocate to the operating segments invested assets or related investment income not directly required to support the insurance brokerage and consulting businesses.

        See Note 6 to our consolidated financial statements for more information on our investments.

Borrowings

        Total debt at December 31, 2007, was $2.1 billion, a decrease of $140 million from December 31, 2006. Our long-term debt decreased by $350 million compared to year-end 2006. This decrease results from:

  •
  redeeming $250 million of debt securities in January 2007, and

  •
  converting $300 million of our outstanding 3 1/2% Senior Convertible Debentures that were due in 2012 to our common stock.

        These decreases were partially offset by higher borrowings in Europe.

        Our total debt as a percentage of total capital was 25.6% and 30.5% at December 31, 2007 and 2006, respectively.

        We have disclosed future payments of our long-term debt and operating lease commitments (with initial or remaining non-cancelable lease terms in excess of one year) in Note 7 to the consolidated financial statements.

        At December 31, 2007, we had a $600 million unused U.S. committed bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings. This facility allows us to issue up to $150 million in letters of credit.

        We also have several foreign credit facilities available. At December 31, 2007, we had available to us:

  •
  a five-year €650 million ($942 million) multi-currency facility, of which $795 million was outstanding at December 31, 2007. See Note 7 to the consolidated financial statements for further discussion on both our U.S. and Euro facilities.

  •
  a £37.5 million ($74 million) facility.

  •
  a 364-day €25 million (U.S. $36 million) facility.

  •
  a €20 million (U.S. $29 million) open-ended facility.

        This table shows the major rating agencies' ratings of our debt at February 25, 2008:

	Senior long-term debt		Commercial paper
	Rating	Outlook	Rating	Outlook
Standard & Poor's	BBB+	Stable	A-2	Stable
Moody's Investor Services	Baa2	Positive	P-2	Positive
Fitch, Inc.	BBB+	Stable	F-2	Stable

        During 2007, Standard & Poor's changed its outlook on Aon's commercial paper from positive to stable.

        A downgrade in the credit ratings of our senior debt and commercial paper would:

  •
  increase our borrowing costs and reduce our financial flexibility, and

  •
  increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether. Although we have committed backup lines, we cannot ensure that our financial position will not be hurt if we can no longer access the commercial paper market.

Stockholders' Equity

        Stockholders' equity increased $1.0 billion during 2007 to $6.2 billion, driven primarily by:

  •
  $864 million of net income, and

  •
  a $495 million increase in capital stock and additional paid-in-capital, principally due to the redemption of our 3 1/2% senior convertible debentures, as well as stock issued in connection with employee benefit plans.

        Partially offsetting this increase was a $391 million increase in treasury stock, reflecting stock repurchases, net of reissuance of treasury stock in connection with employee benefit plans.

        Accumulated other comprehensive loss decreased $284 million since December 31, 2006. Compared to year-end 2006:

  •
  net foreign exchange translation increased by $166 million because of the weakening of the U.S. dollar against foreign currencies,

  •
  net derivative gains increased $9 million,

  •
  net unrealized investment gains rose $3 million, and

  •
  our net recognized losses and unrecognized prior service credits decreased by $106 million.

Off Balance Sheet Arrangements

        We record various contractual obligations as liabilities in our consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements, but we are required to disclose them.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $4 million for taxes and other business obligations to third parties. We accrue amounts in our consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Following the guidance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and other relevant accounting guidance, we use special purpose entities and qualifying special purpose entities ("QSPE's"), also known as special purpose vehicles, in some of our operations.

Reinsurance Guarantee

        In connection with the AWG transaction, we issued an indemnification which protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured. These reinsurance recoverables amount to $846 million at December 31, 2007. We recorded a $13 million liability reflecting the fair value of this indemnification as of November 30, 2006. The value is approximately $12 million as of December 31, 2007. The indemnification represents the present value of the indemnification on the credit risk of the reinsurers.

Premium Financing

        Some of our U.S., U.K., Canadian, and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting. These sales involve:

  •
  special purpose entities ("SPEs"), which are considered QSPEs by Statement No. 140, and following Statement No. 140, should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries), and

  •
  multi-seller, non-qualified bank commercial paper conduit SPEs ("Bank SPEs"), which are variable interest entities according to FIN 46.

        We have analyzed qualitative and quantitative factors related to our subsidiaries' interests in the Bank SPEs and have determined that these subsidiaries are not the sponsors of the Bank SPEs. Additionally, independent third parties:

  •
  have made substantial equity investments in the Bank SPEs,

  •
  have voting control of the Bank SPEs, and

  •
  generally bear the risks and rewards of ownership of the assets of the Bank SPEs.

        Thus, we have concluded that non-consolidation of the Bank SPEs is appropriate given that our subsidiaries do not have significant variable interests.

        Through the securitization agreements, we, or one of our QSPEs, sell undivided interests in specified premium finance agreements to the Bank SPEs. The total amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to $1.8 billion. The Bank SPEs had advanced $1.5 billion and $1.7 billion at December 31, 2007 and 2006, respectively. The:

  •
  origination and sale of eligible premium finance agreements to the Bank SPEs increase available advances, and

  •
  collections on previously sold agreements, which we administer, reduce available advances.

        We record gains associated with the sale of receivables. When we calculate the gain, we include all anticipated fees we incurred for this facility. The gains, which are included in commissions, fees and other revenue in the consolidated statements of income, were $64 million, $63 million, and $65 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        We record at fair value our retained interest in the sold premium finance agreements, and report it in insurance brokerage and consulting services receivables in the consolidated statements of financial position. We also retain servicing rights for sold agreements and earn servicing fee income over the servicing period, including these servicing fees in the gain/loss calculation.

        Because the fair value of the servicing rights approximates the estimated costs to service the receivables at December 31, 2007 and 2006, we have not recorded any servicing assets or liabilities.

        We estimate fair value by discounting estimated future cash flows from our retained interest in the sold receivables, using discount rates that approximate current market rates and expected future prepayment rates.

        The Bank SPEs bear the credit risks on the receivables, subject to limited recourse in the form of over-collateralization required on the sales of the receivables.

        All but the Australian facility require Aon to maintain the following covenants:

  •
  consolidated net worth, as defined, of at least $2.5 billion,

  •
  consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated net interest of at least 4 to 1, and

  •
  consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

        We intend to renew these conduit facilities when they expire. If there were adverse bank, regulatory, tax, or accounting rule changes, our access to the conduit facilities and special purpose vehicles would be restricted. Following the appropriate accounting standards, these special purpose vehicles are not included in our consolidated financial statements.

PEPS I

        In 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company owned by us (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%). We have not included the assets and liabilities and operations of PEPS I in our consolidated financial statements.

        In 2001, PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties. PEPS I then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

        As part of this transaction, Aon is required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested. These fixed-maturity securities are rated below investment grade. As of December 31, 2007, the unfunded commitments amounted to $44 million. These commitments have specific expiration dates, and the general partners may decide not to draw on these commitments.

        We received income distributions from our preferred investment in PEPS I of $61 million during 2007, which are included in investment income. Prior to 2007, income distributions received from PEPS I were limited to interest payments on various PEPS I debt instruments. Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, began to pay preferred income distributions. Whether we receive additional preferred returns will depend on the performance of the LP interests underlying PEPS I, which we expect to vary from period to period. We do not control the timing of the distributions.

Contractual Obligations

        The following table:

  •
  summarizes our significant contractual obligations at December 31, 2007, and the future periods during which we expect to settle these obligations in cash, and

  •
  reflects the timing of principal payments on outstanding borrowings.

        We have provided additional details about some of these obligations in our notes to the financial statements:

	Payments due in

(millions)	2008	2009- 2010	2011- 2012	2013 and beyond	Total

Short- and long-term borrowings	$252	$548	$607	$738	$2,145
Interest expense on debt	126	224	158	834	1,342
Operating leases	317	511	405	597	1,830
Pension and other postretirement benefit plan obligations (3)	207	428	566	1,610	2,811
Purchase obligations (1) (2)	282	490	330	256	1,358
Insurance premiums payable	9,468	27	3	—	9,498
Policy and contract claims	35	41	17	21	114
Other long-term liabilities reflected on the consolidated balance sheet under GAAP (4)	18	11	6	6	41

Total-Continuing operations	10,705	2,280	2,092	4,062	19,139

Discontinued operations(5)	520	243	233	1,475	2,471

Total Aon	$11,225	$2,523	$2,325	$5,537	$21,610

(1)
Included in purchase obligations are contracts for information technology outsourcing. As of December 31, 2007, we can exit these obligations for termination payments of $81 million. However, given the nature of these contracts, we have included them in our contractual obligations table.

(2)
Also included in purchase obligations is a $403 million contract for claims outsourcing in the U.K. We can exit this obligation after 2013 for approximately $40 million.

(3)
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements, pursuant to ERISA and other regulations and agreements with the Trustees of our U.K. Pension Plans. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions.

(4)
Excludes $57 million of liabilities for unrecognized tax benefits due to our inability to reasonably estimate the period(s) when cash settlements will be made.

(5)
A significant amount of CICA's total contractual obligations are for future policy benefits and policy and contract claims.

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

        The following discussion describes our specific exposures and the strategies we use to manage these risks. See Notes 1 and 13 to the consolidated financial statements for a discussion of our accounting policies for financial instruments and derivatives.

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

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns approximately 28% of its revenue in U.S. dollars, but most of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar revenue to fund the subsidiary's pound sterling expenses using OTC options and forward exchange contracts. At December 31, 2007, we have hedged 60% and 48% of our U.K. subsidiaries' expected U.S. dollar transaction exposure for the years ending December 31, 2008 and 2009, respectively. We do not generally hedge exposures beyond three years.

        The potential loss in future earnings from market risk sensitive instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would not be material in 2008 and 2009.

        Our businesses' income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and as appropriate, hedge our exposure with various derivative financial instruments. A hypothetical, instantaneous parallel decrease in the period end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $31 million to both 2008 and 2009 pretax income.

        The valuation of our fixed-maturity investment portfolio is subject to interest rate risk. A hypothetical 1% (100 basis point) increase in long-term interest rates would decrease the fair value of the portfolio at December 31, 2007, and 2006 by approximately $3 million and $6 million, respectively. We have debt outstanding with a fair market value of $2.2 billion and $2.6 billion at December 31, 2007, and 2006, respectively. This fair value was greater than the carrying value by $27 million and $318 million at December 31, 2007 and 2006, respectively. A hypothetical 1% decrease in interest rates would increase the fair value by approximately 4% and 5% at December 31, 2007 and 2006, respectively.

        PEPS I — At December 31, 2007, a 10% or 20% decrease in the underlying equity of the limited partnerships would have decreased the value of the preferred stock securities by $15 million and $32 million, respectively.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

        The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 65.

/s/ GREGORY C. CASE Gregory C. Case President & Chief Executive Officer February 27, 2008	/s/ DAVID P. BOLGER David P. Bolger Executive Vice President, & Chief Financial Officer February 27, 2008

Report of Independent Registered Public Accounting Firm on
Internal Control over Financial Reporting

Board of Directors and Stockholders
Aon Corporation

        We have audited Aon Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, Aon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 27, 2008 expressed an unqualified opinion thereon.

Chicago, Illinois
February 27, 2008

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1, the Company changed its method of accounting for stock-based compensation and defined benefit pension and postretirement plans in 2006.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

Chicago, Illinois
February 27, 2008

Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2007	2006	2005

Revenue
Commissions and fees and other		$7,170	$6,660	$6,507
Investment income		301	221	144

Total revenue		7,471	6,881	6,651

Expenses
Compensation and benefits		4,388	4,225	4,084
Other general expenses		1,726	1,637	1,616
Depreciation and amortization		194	224	244
Interest expense		138	129	125
Provision for New York and other state settlements		1	3	5

Total expenses		6,447	6,218	6,074

Income from Continuing Operations Before Provision for Income Tax and Accounting Change		1,024	663	577
Provision for income tax		352	216	161

Income from Continuing Operations		672	447	416
Income from Discontinued Operations		316	419	615
Provision for income tax		124	147	296

Income from Discontinued Operations, Net of Tax		192	272	319

Income Before Accounting Change		864	719	735
Cumulative effect of change in accounting principle, net of tax		—	1	—

Net Income		$864	$720	$735

Net Income Available for Common Stockholders		$864	$720	$733

Basic Net Income per Share:
Continuing operations		$2.25	$1.41	$1.28
Discontinued operations		0.65	0.86	0.99
Cumulative effect of change in accounting principle		—	—	—

Net income		$2.90	$2.27	$2.27
Diluted Net Income per Share:
Continuing operations		$2.10	$1.33	$1.24
Discontinued operations		0.59	0.80	0.93
Cumulative effect of change in accounting principle		—	—	—

Net income		$2.69	$2.13	$2.17

Cash Dividends per Share Paid on Common Stock		$0.60	$0.60	$0.60

Diluted Average Common and Common Equivalent Shares Outstanding Shares Outstanding		323.0	342.1	341.5

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position

(millions)	As of December 31	2007	2006

ASSETS
	CURRENT ASSETS
	Cash	$584	$281
	Short-term investments	4,331	4,335
	Receivables	8,378	8,631
	Current income tax receivable	97	160
	Current deferred tax assets	46	30
	Other current assets	149	156
	Assets held for sale	4,388	4,050

	Total Current Assets	17,973	17,643
	Goodwill	4,935	4,521
	Other intangible assets	204	145
	Fixed assets, net	498	456
	Long-term investments	417	529
	Deferred tax assets	530	710
	Other non-current assets	391	380

	TOTAL ASSETS	$24,948	$24,384

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position (Continued)

(millions)	As of December 31	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY
	CURRENT LIABILITIES
	Insurance premiums payable	$9,498	$9,704
	Short-term debt	252	42
	Accounts payable and accrued liabilities	1,418	1,480
	Accrued income taxes	71	—
	Current deferred tax liabilities	5	13
	Other current liabilities	284	207
	Liabilities held for sale	3,025	2,910

	Total Current Liabiities	14,553	14,356
	Long-term debt	1,893	2,243
	Deferred tax liabilities	109	81
	Pension, post employment and post retirement liabilities	1,251	1,441
	Other non-current liabilities	921	1,045

	TOTAL LIABILITIES	18,727	19,166

	STOCKHOLDERS' EQUITY
	Common stock-$1 par value
Authorized: 750 shares (issued: 2007-361; 2006-347)		361	347
	Additional paid-in capital	3,064	2,583
	Retained earnings	5,607	4,992
	Accumulated other comprehensive loss	(726)	(1,010)
	Treasury stock at cost (shares: 2007 — 56.7; 2006 — 47.3)	(2,085)	(1,694)

	TOTAL STOCKHOLDERS' EQUITY	6,221	5,218

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,948	$24,384

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2007	2006	2005

	CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	$864	$720	$735
	Adjustments to reconcile net income to cash provided by operating activities
	Gain from disposal of operations	(36)	(46)	(240)
	Depreciation and amortization of property, equipment and software	163	201	227
	Stock compensation expense	204	153	72
	Amortization of intangible assets	42	43	50
	Valuation changes on investments, income or loss on disposals and net bond amortization	(8)	(21)	5
	Income taxes	249	(173)	148
	Contributions to major defined benefit pension plans (in excess of) less than expense	(107)	55	(221)
	Cash paid (in excess of) less than expense for restructuring plans	(47)	14	118
	Provision for New York and other state settlements	(37)	(72)	(71)
	Change in funds held on behalf of brokerage and consulting clients	50	(150)	—
	Change in insurance underwriting assets and liabilities
	Operating receivables	48	(266)	27
	Other assets including prepaid premiums	39	(134)	(19)
	Deferred policy acquisition costs	(30)	32	(72)
	Policy liabilities	(7)	587	192
	Other liabilities	(6)	181	32
	Change in other assets and liabilities
	Net receivables	56	(289)	(34)
	Other assets	(16)	76	(54)
	Accounts payable and accrued liabilities	(90)	169	107
	Other liabilities	(42)	(112)	(116)

	CASH PROVIDED BY OPERATING ACTIVITIES	1,289	968	886

	CASH FLOWS FROM INVESTING ACTIVITIES
	Sale of investments
	Fixed maturities
	Maturities	141	223	232
	Calls and prepayments	71	192	234
	Sales	740	1,455	2,053
	Equity securities	30	4	11
	Other investments	48	33	18
	Purchase of investments
	Fixed maturities	(991)	(1,970)	(3,408)
	Equity securities	—	(30)	(14)
	Other investments	(20)	(19)	(10)
	Short-term investments — net	(114)	(470)	(42)
	Acquisition of subsidiaries	(251)	(138)	(81)
	Proceeds from sale of operations	53	682	364
	Property and equipment and other — net	(170)	(152)	(126)

	CASH USED BY INVESTING ACTIVITIES	(463)	(190)	(769)

	CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock	28	50	76
	Preferred stock redemption	—	—	(50)
	Treasury stock transactions — net	(523)	(966)	(25)
	Issuances (repayments) of short-term borrowings — net	210	34	5
	Issuance of long-term debt	806	567	569
	Repayment of long-term debt	(924)	(460)	(586)
	Cash dividends to stockholders	(176)	(189)	(193)

	CASH USED BY FINANCING ACTIVITIES	(579)	(964)	(204)

	EFFECT OF EXCHANGE RATE CHANGES ON CASH	56	(9)	(7)

	INCREASE (DECREASE) IN CASH	303	(195)	(94)
	CASH AT BEGINNING OF YEAR	281	476	570

	CASH AT END OF YEAR	$584	$281	$476

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(millions)	Years Ended December 31	2007	2006	2005

	Common Stock Balance at January 1	$347	$344	$339
	Redemption of convertible debentures	14	—	—
	Issued for employee benefit plans	—	3	5

	B alance at December 31	361	347	344

	Additional Paid-in Capital Balance at January 1	2,583	2,405	2,254
	Redemption of convertible debentures	286	—	—
	Employee benefit plans	195	178	146
	Business combinations	—	—	5

	B alance at December 31	3,064	2,583	2,405

	Retained Earnings Balance at January 1	4,992	4,531	3,991
	Net income	864	720	735
	Dividends to stockholders	(176)	(189)	(194)
	Loss on treasury stock reissued	(66)	(36)	—
	Adjustment to initially apply FASB Statement No. 158, net of tax	—	(33)	—
	Dividend equivalents	(7)	(1)	(1)

	B alance at December 31	5,607	4,992	4,531

	Accumulated Other Comprehensive Income (Loss) Balance at January 1	(1,010)	(1,155)	(681)
	Net derivative gains (losses)	9	26	(51)
	Net unrealized investment gains (losses)	3	21	(10)
	Net foreign exchange translation	166	237	(240)
	Net post-retirement benefit obligation	106	210	(173)

	Other comprehensive income (loss)	284	494	(474)
	Adjustment to initially apply FASB Statement No. 158, net of tax	—	(349)	—

	B alance at December 31	(726)	(1,010)	(1,155)

	Treasury Stock Balance at January 1	(1,694)	(808)	(783)
	Cost of shares acquired	(751)	(1,048)	(25)
	Shares reissued at average cost	360	162	—

	B alance at December 31	(2,085)	(1,694)	(808)

	Stockholders' Equity at December 31	$6,221	$5,218	$5,312

	Comprehensive Income
	Net income	$864	$720	$735
	Other comprehensive income (loss)	284	494	(474)

	Comprehensive income	$1,148	$1,214	$261

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

        Certain amounts in prior years' consolidated financial statements and footnotes related to discontinued operations have been reclassified to conform to the 2007 presentation. As a result of the pending sale of the Company's CICA and Sterling subsidiaries, the assets and liabilities of these subsidiaries have been reclassified to assets held for sale and liabilities held for sale, respectively. Due to the nature of operations, insurance underwriting organizations generally do not classify assets and liabilities on their statements of financial position as current and noncurrent, and Aon had previously not reported a classified statement of financial position. Due to the pending sales of a majority of the underwriting operations (see Note 5), at December 31, 2007 Aon has reported its statements of financial position on a classified basis.

Segment Reporting

        Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting. Unallocated income and expense, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements. Results relating to Aon's accident, health and life operations, which were previously reported in a separate Insurance Underwriting segment, have been reclassified to discontinued operations for all periods presented. The remaining operations that were previously reported in the Insurance Underwriting segment, which relate to property and casualty insurance that is in runoff, are now included in unallocated income and expense for all periods presented.

Revenue Recognition

        Revenue is recognized when all elements of revenue recognition exist. Those elements are (1) persuasive evidence of an agreement with the client, (2) a fixed and determinable price for services, (3) those services have been rendered, and (4) collectibility is reasonably assured.

Commissions and Fees

        Commission revenue is primarily recognized at the later of the billing or the effective date of the related insurance policy, net of an allowance for estimated policy cancellations. The allowance is based on an evaluation of relevant historical data. Where all of the elements of revenue recognition have been met, but processing has not yet occurred in the billing system due to timing, an accrual is recorded based on an analysis of the specific transactions. For policies that are billed in installments, revenue is recognized when Aon has sufficient information to estimate the amounts. When insurance underwriters directly bill clients, Aon's revenue is recognized when the cash is received or amounts due to Aon become determinable. Commissions on premium adjustments are recognized as they occur.

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

Reinsurance

        Reinsurance premiums, commissions and expense reimbursements on reinsured business are accounted for consistently with the accounting for the original policies issued and the terms of the reinsurance contracts. Reinsurance receivables and prepaid reinsurance premium amounts are reported as assets.

Income Taxes

        Deferred income taxes are provided for the effect of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that are currently in effect. Valuation allowances are recognized when, based on available evidence, it is more likely than not that a net deferred tax asset may not be realized.

Income Per Share

        Basic net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding. Net income available for common stockholders is net of all preferred stock dividends. Diluted net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and awards. The dilutive effect of stock options and awards is calculated under the treasury stock method using the average market price for the period. Certain common stock equivalents related to options were not included in the computation of diluted income per share because those options' exercise price was greater than the average market price of the common shares. The number of options excluded from the calculation was 5 million in 2007, 8 million in 2006 and 18 million in 2005. Aon includes in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met. Prior to their redemption in November 2007, Aon's 3.5% convertible debt securities, which were issued in November 2002, were able to be converted into a maximum of 14 million shares of Aon common stock, and these shares were included in the computation of diluted net income per share (see Note 7 for further information).

        Income per share is calculated as follows:

(millions, except per share data)	2007	2006	2005

Income from continuing operations	$672	$447	$416
Income from discontinued operations, net of tax	192	272	319
Cumulative effect of a change in accounting
Principle, net of tax	—	1	—

Net income	864	720	735
Preferred stock dividends	—	—	(2)

Net income for basic per share calculation	864	720	733
Interest expense on convertible debt securities,
net of tax	5	7	7

Net income for diluted per share calculation	$869	$727	$740

Basic shares outstanding	298	317	322
Effect of convertible debt securities	11	14	14
Common stock equivalents	14	11	5

Diluted potential common shares	323	342	341

Basic net income per share:
Income from continuing operations	$2.25	$1.41	$1.28
Discontinued operations	0.65	0.86	0.99
Cumulative effect of a change in accounting
principle, net of tax	—	—	—

Net income	$2.90	$2.27	$2.27

Diluted net income per share:
Income from continuing operations	$2.10	$1.33	$1.24
Discontinued operations	0.59	0.80	0.93
Cumulative effect of a change in accounting
principle, net of tax	—	—	—

Net income	$2.69	$2.13	$2.17

Changes in Accounting Principles

Stock Compensation Plans

        Prior to 2006, Aon was subject to Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock-based compensation plans. Under APB No. 25, no compensation expense was recognized for stock options when the exercise price of the options equaled the market price of the stock at the date of grant. Compensation expense for stock awards was based on the market price at the date of the award and was recognized on a straight-line basis over the vesting period. Compensation expense for options with an exercise price less than the market price at the date of grant was based on the intrinsic value at the date of grant.

        On January 1, 2006, Aon adopted Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004), Share-Based Payment ("Statement No. 123(R)"), which requires the measurement and recognition of compensation expense for all share-based payments to employees including grants of employee stock options and awards as well as employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair value. Aon adopted Statement No. 123 (R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated for the adoption of Statement No. 123(R).

        Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon's consolidated statements of income for the years ended December 31, 2007 and 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123, and compensation expense for stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of Statement No. 123(R) resulted in recording a cumulative effect of an accounting change as of January 1, 2006 of $1 million, net of tax, due to the requirement to adjust compensation recognized through that date on restricted stock units (RSUs) to reflect forfeitures on an estimated method rather than the previous method, as they occurred. Upon adoption of Statement No. 123(R), Aon also changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model, which was previously used for Aon's pro forma information required under Statement No. 123. See Note 12 for further discussion of the effect of adopting Statement No. 123(R) on the Company's consolidated financial statements.

Pensions and Other Postretirement Plans

        On December 31, 2006, the Company adopted FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106, and 132(R). Statement No. 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, "postretirement benefit plans") to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. Adoption of the measurement date provisions of Statement No. 158 resulted in the Company changing the measurement date of its U.S. plans (previously November 30) and U.K. plans (previously September 30) to December 31. The impact of adopting Statement No. 158 was a decrease to stockholders' equity of $349 million and $33 million for the funded status and measurement date provisions, respectively. See Note 11 for further discussion of the effect of adopting Statement No. 158 on the Company's consolidated financial statements.

Uncertain Tax Positions

        Aon adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes which are recognized in a company's financial statements in accordance with Statement No. 109. FIN 48 prescribes recognition and measurement provisions for a tax position taken, or expected to be taken, in a company's tax return. As a result of the implementation of FIN 48, Aon did not recognize any material adjustments in the liability for unrecognized tax benefits. See Note 8 for further discussion of the effect of adopting FIN 48 on the Company's consolidated financial statements.

Cash

        Cash includes cash balances and investments with initial maturities of three months or less.

Short-term investments

        Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with maturities in excess of three months and up to one year and are carried at amortized cost, which approximates fair value. Short-term investments also include fixed maturity securities that mature within a year, and are reported at fair value based on quoted market prices.

        Aon maintained premium trust bank accounts for premiums collected from insureds but not yet remitted to insurance companies of $3.1 billion and $2.9 billion at December 31, 2007 and 2006, respectively. These funds and a corresponding liability are included in short-term investments and insurance premiums payable, respectively, in the accompanying consolidated statements of financial position.

Receivables and Insurance Premiums Payable

        In its capacity as an insurance agent and broker, Aon collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. Aon also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as receivables on the Company's consolidated statements of financial position. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit these funds is recorded as insurance premiums payable on the Company's consolidated statement of financial position. The time frame that the Company holds such funds is dependent upon the date the insured remits the payment of the premium to Aon and the date Aon is required to forward those payments to the insurer.

Allowance for Doubtful Accounts

        Aon's policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances and other qualitative and quantitative analyses. Total receivables included an allowance for doubtful accounts of $95 million and $89 million at December 31, 2007 and 2006, respectively.

Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized and amortized using the straight-line method over a range principally between 3 to 7 years. The weighted-average original life of Aon's software at December 31, 2007 is 4.7 years.

        The components of net property and equipment are as follows:

(millions) As of December 31	2007	2006

Software	$607	$583
Leasehold improvements	412	374
Furniture, fixtures and equipment	263	267
Computer equipment	227	298
Land and buildings	88	80
Automobiles and aircraft	41	25
Capital in progress	15	20

	1,653	1,647
Less: Accumulated depreciation	1,155	1,191

Property and equipment, net	$498	$456

        Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $154 million, $185 million and $205 million, respectively.

Long-term Investments

        Fixed-maturity securities are classified as available for sale and are reported at fair value based on quoted market prices. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and the accretion of discounts to maturity, which are included in investment income.

        Private equity investments are generally carried at cost, which the Company believes approximates fair value, except where Aon has significant influence, in which case they are carried using the equity method of accounting.

        Unrealized gains and losses on fixed maturity securities and marketable equity securities are excluded from income and are recorded directly in stockholders' equity as accumulated other comprehensive income or loss, net of deferred income taxes.

        Endurance common stock and warrants — Aon previously held investments in common stock and stock purchase warrants in Endurance Specialty Holdings, Ltd. ("Endurance"), a Bermuda-based insurance and reinsurance company. In 2004, Aon sold virtually all of its common stock investment in Endurance. In conjunction with the initial common stock investment, Aon also received 4.1 million stock purchase warrants, which allowed Aon to purchase additional Endurance common stock through December 2011. The warrants were recorded in the financial statements at fair value, with changes in fair value included in investment income. On March 31, 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans. The change in the fair value was included in income and was a decrease of $14 million in 2006 and an increase of $8 million in 2005.

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

        General — Income or loss on the disposal of investments is calculated using the amortized cost of the security sold and is reported in investment income in the consolidated statements of income.

        Declines in the fair value of investments are evaluated for other-than-temporary impairment on a quarterly basis. The assessment of whether impairments have occurred is based on management's evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors and all relevant information about the security issuer and uses its best judgment in evaluating the cause of the decline and the prospects for recovery in the near-term. Impairment losses for declines in the value of investments which are attributable to issuer-specific events are evaluated on a case-by-case basis and recognized when the decline in fair value is judged to be other-than-temporary. For fixed-maturity investments with unrealized losses due to market conditions or industry-related events where Aon has the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are considered to be temporary.

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

        Fixed-maturity and equity securities:    Fair value is based on quoted market prices or on estimated values obtained from independent pricing services, if they are not actively traded.

        Derivative financial instruments:    Fair value is based on quoted prices for exchange-traded instruments or the cost to terminate or offset with other contracts.

        Other investments are comprised of Aon's investment in private equity investments and limited partnerships. Carrying amounts approximate fair value.

        Debt:    Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

Policy and Contract Claims

        Policy and contract claim liabilities represent estimates for reported claims, as well as provisions for losses incurred but not reported. Claim liabilities are based on historical experience and are estimates of the ultimate amount to be paid when the claims are settled. The estimates are subject to the effects of trends in claim severity and frequency. The process of estimating and establishing policy and contract liabilities is inherently uncertain and the actual ultimate cost of a claim may vary materially from the estimated amount reserved. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known; such adjustments are included in current operations.

Foreign Currency Translation

        Foreign revenues and expenses are translated at average exchange rates. Foreign assets and liabilities are translated at year-end exchange rates. Net foreign exchange gains and losses on translation are reported in stockholders' equity, in accumulated other comprehensive income or loss ("OCI"), net of applicable deferred income taxes.

New Accounting Pronouncements

        In September 2006, the FASB issued Statement 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. Statement No. 157 also requires expanded disclosure of the methods employed when assets and liabilities are measured and the effect of fair value measurements on earnings. Statement No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Statement No. 157 does not expand the use of fair value in any new circumstances. Statement No. 157 is effective for Aon in 2008. In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. Statement No. 159 is effective for Aon in 2008. The Company does not expect a material impact upon adoption of these Statements.

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations ("Statement No. 141(R)") and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141(R) replaces Statement No. 141 and applies to all transactions or other events in which an entity obtains control over one or more businesses. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Business combinations achieved in stages require recognition of the identifiable assets and liabilities, as well as the noncontroling interest in the acquiree, at the full amounts of their fair values. Statement No. 141(R) also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, and requires direct acquisition costs to be expensed.

        Statement No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Statement No. 160 requires retrospective adjustments, for all periods presented, of stockholders' equity and net income for noncontrolling interests.

        Both Statements are effective for Aon as of January 1, 2009. Early adoption is prohibited. Aon is currently evaluating these Statements to determine what impact, if any, they will have on its consolidated financial statements.

2.    Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) and the related tax effects are as follows:

(millions) Year ended December 31, 2007	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative gains arising during the year	$29	$(9)	$20
Reclassification adjustment	(16)	5	(11)

Net change in derivative gains	13	(4)	9
Unrealized losses arising during the year	(19)	9	(10)
Reclassification adjustment	20	(7)	13

Net change in unrealized investment gains	1	2	3
Net foreign exchange translation	300	(134)	166
Net post-retirement benefit obligation	173	(67)	106

Total other comprehensive income	$486	$(202)	$284

(millions) Year ended December 31, 2006	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative gains arising during the year	$31	$(12)	$19
Reclassification adjustment	11	(4)	7

Net change in derivative gains	42	(16)	26
Unrealized gains arising during the year	10	(3)	7
Reclassification adjustment	19	(5)	14

Net change in unrealized investment gains	29	(8)	21
Net foreign exchange translation	238	(1)	237
Net additional minimum pension liability	321	(111)	210

Total other comprehensive income	$630	$(136)	$494

(millions) Year ended December 31, 2005	Pretax	Income Tax (Expense) Benefit	Net of Tax

Net derivative losses arising during the year	$(20)	$8	$(12)
Reclassification adjustment	(64)	25	(39)

Net change in derivative losses	(84)	33	(51)
Unrealized losses arising during the year	(8)	3	(5)
Reclassification adjustment	(8)	3	(5)

Net change in unrealized investment losses	(16)	6	(10)
Net foreign exchange translation	(248)	8	(240)
Net additional minimum pension liability	(253)	80	(173)

Total other comprehensive loss	$(601)	$127	$(474)

        The components of accumulated other comprehensive loss, net of related tax, are as follows:

(millions) As of December 31	2007	2006	2005

Net derivative gains (losses)	$24	$15	$(11)
Net unrealized investment gains	76	73	52
Net foreign exchange translation	284	118	(119)
Postretirement plans	(1,110)	(1,216)	(1,077)

Accumulated other comprehensive loss	$(726)	$(1,010)	$(1,155)

3.    Business Combinations

        In 2007, 2006 and 2005, Aon completed a number of acquisitions, primarily related to its insurance brokerage operations. The following table includes the aggregate amounts paid and intangible assets recorded as a result of the acquisitions. Amounts paid include cash paid for current year's acquisitions as well as installment payments made during the year for previous years' acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

(millions) Years ended December 31	2007	2006	2005

Amounts paid:
Cash	$251	$138	$81
Common stock	—	—	5

Total	$251	$138	$86

Intangible assets:
Goodwill	$149	$122	$67
Other intangible assets	92	66	39

Total	$241	$188	$106

        Internal funds, short-term borrowings and common stock financed the acquisitions.

        The results of operations of these acquisitions are included in the consolidated financial statements from the dates they were acquired. These acquisitions would not produce a materially different result if they had been reported from the beginning of the period.

4.    Restructuring Charges

2007 Restructuring Plan

        In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients ("2007 Plan"). The 2007 Plan includes an estimated 2,700 job eliminations beginning in the third quarter of 2007 and continuing into 2009. The Company also expects to close or consolidate several offices resulting in sublease losses or lease buy-outs. The Company estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $360 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying consolidated statements of income. The Company expects the restructuring and related expenses to affect continuing operations through the end of 2009.

        Below is a summary of 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

(millions)	Actual 2007	Estimated Total (1)

Workforce reduction	$17	$220
Lease consolidation	22	79
Asset impairments	4	41
Other costs associated with restructuring	3	20

Total restructuring and related expenses	$46	$360

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

        The following is a summary of actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment.

(millions)	Actual 2007	Estimated Total

Risk and Insurance Brokerage Services	$41	$320
Consulting	5	40

Total restructuring and related expenses	$46	$360

        As of December 31, 2007, the Company's liabilities for the 2007 Plan are as follows:

(millions)

Balance at January 1, 2007	$—
Expensed in 2007	42
Cash payments in 2007	(17)

Balance at December 31, 2007	$25

2005 Restructuring Plan

        In 2005, the Company commenced a restructuring that resulted in cumulative pretax charges totaling $366 million, including workforce reductions, lease consolidation costs, asset impairments and other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying consolidated statements of income.

        The following is a summary of the restructuring and related expenses incurred by type.

(millions)	2005	2006	2007	Total

Workforce reduction	$116	$116	$21	$253
Lease consolidation	20	27	13	60
Asset impairments	17	12	3	32
Other related expenses	5	12	4	21

Total restructuring and related expenses	$158	$167	$41	$366

        The following is a summary of the restructuring and related expenses incurred by segment.

(millions)	2005	2006	2007	Total

Risk and Insurance Brokerage Services	$143	$136	$33	$312
Consulting	8	20	6	34
Unallocated	4	3	—	7

Total restructuring and related expenses — continuing operations	155	159	39	353
Discontinued operations	3	8	2	13

Total restructuring and related expenses	$158	$167	$41	$366

        The following table sets forth the activity related to the 2005 restructuring plan liabilities.

(millions)

Balance at January 1, 2005	$—
Expensed in 2005	141
Cash payments in 2005	(23)
Foreign currency revaluation	(2)

Balance at December 31, 2005	116
Expensed in 2006	155
Cash payments in 2006	(141)
Foreign currency revaluation	4

Balance at December 31, 2006	134
Expensed in 2007	38
Cash payments in 2007	(110)
Foreign currency revaluation	1

Balance at December 31, 2007	$63

        Aon's unpaid restructuring liabilities are included in both accounts payable and accrued liabilities and other non-current liabilities in the consolidated statements of financial position.

5.    Disposal of Operations

Continuing Operations

        In 2007, Aon sold Media Professionals, Inc. and two other, smaller operations, which were included in the Risk and Insurance Brokerage Services segment. Total pretax gains of $32 million were recognized on these sales, which are included in other general expenses in the consolidated statement of income. Also in 2007, Aon sold 25% of its Botswana subsidiary, which is included in the Risk and Insurance Brokerage Services segment. A pretax gain of $4 million was recognized on the sale, which is included in other general expenses in the consolidated statements of income. These disposals did not meet the criteria for discontinued operations reporting.

Discontinued Operations

        In fourth quarter 2007, the Company announced that it had signed separate definitive agreements to sell its CICA and Sterling subsidiaries. These two subsidiaries were previously included in the Insurance Underwriting segment. The CICA business is being sold to ACE Limited for cash consideration of $2.4 billion. Sterling is being sold to Munich Re Group for cash consideration of $352 million. Additionally, it is expected that CICA will pay a $325 million dividend to Aon before the sale transaction is completed. Both transactions are expected to be completed in the second quarter of 2008. The dispositions are subject to various closing conditions, including receipt of certain required regulatory approvals.

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

        In 2005, Aon sold Swett & Crawford ("Swett"), its U.S.-based wholesale insurance brokerage unit. Previously, Swett was included in the Risk and Insurance Brokerage Services segment. The sale resulted in a pretax gain of $239 million.

A&A Discontinued Operations

        Prior to its acquisition by Aon, Alexander & Alexander Services, Inc. ("A&A") discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into runoff, with the remainder sold in 1987. In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary.

        As of December 31, 2007 and 2006, the liabilities associated with the foregoing indemnities were included in other non-current liabilities in the consolidated statements of financial position. Such liabilities amounted to $69 million and $81 million, respectively. Reinsurance recoverables and other assets related to these liabilities are $87 million and $94 million, respectively. The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regards to asbestos, pollution and other health exposures. Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes. In 2006, an agreement was reached relating to the settlement of certain legacy reinsurance claims, which resulted in a pretax gain, net of expenses, of $13 million. In 2005, a pretax expense of $11 million was recorded for consulting and legal costs related to completed and contemplated settlements and actuarial refinements to claims reserves and reinsurance recoverables.

        The operating results of all these businesses are classified as discontinued operations, and prior years' operating results have been reclassified to discontinued operations, as follows.

(millions) Years ended December 31	2007	2006	2005

Revenue:
CICA and Sterling	$2,502	$2,073	$1,874
AWG	—	1,115	1,103
CPG	—	242	209
Swett	—	—	183
Other	—	—	10

Total revenues	$2,502	$3,430	$3,379

Pretax gain (loss):
Operations:
CICA and Sterling	$323	$257	$232
AWG	—	94	99
CPG	—	11	54
Swett	—	—	2
Other	3	11	(8)

	326	373	379
Gain (loss) on sale:
AWG	(12)	16	—
CPG	2	27	—
Swett	—	—	239
U.K. brokerage units	—	2	(3)
Other	—	1	—

	(10)	46	236

Total pretax gain	$316	$419	$615

After-tax gain:
Operations	$189	$263	$218
Sale	3	9	101

Total	$192	$272	$319

        In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Aon has reclassified the assets and liabilities of both CICA and Sterling to assets held-for-sale and liabilities held-for-sale, respectively, in the December 31, 2007 and 2006 consolidated statements of financial position.

        The assets and liabilities reclassified are as follows:

	As of December 31

(millions)	2007	2006

Assets:
Investments:
Fixed maturities	$2,826	$2,596
All other investments	398	114
Receivables	61	115
Reinsurance recoverables	358	566
Deferred policy acquisition costs	594	547
Goodwill and other intangible assets	11	13
Property and equipment and other assets	140	99

Total assets	$4,388	$4,050

Liabilities:
Policy liabilities:
Future policy benefits	$1,870	$1,784
Policy and contract claims	488	506
Unearned premium reserves and other	291	399
General expenses and other liabilities	376	221

Total liabilities	$3,025	$2,910

Equity:
Invested equity	$1,321	$1,134
Net unrealized investment losses	(23)	(56)
Net foreign exchange translation	65	62

Total equity	$1,363	$1,140

        The balances of investments and invested equity have been reduced to reflect the anticipated dividend that CICA will remit to Aon prior to completion of the sales transaction.

6.    Investments

        Aon's long-term investments are as follows:

(millions) As of December 31	2007	2006

Fixed maturities	$100	$185
Equity securities	1	1
PEPS I preferred stock	168	210
Other investments	148	133

	$417	$529

        The amortized cost and fair value of investments in fixed maturities by type and equity securities are as follows:

(millions) As of December 31, 2007	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government:
U.S. government and agencies	$53	$—	$—	$53
U.S. state and political subdivisions	1	—	—	1
Foreign governments:
Canada	60	—	—	60
Other	25	—	—	25

Total foreign governments	85	—	—	85
Corporate securities	11	—	—	11

Total fixed maturities	150	—	—	150
Total equity securities	1	—	—	1

Total	$151	$—	$—	$151

(millions) As of December 31, 2006	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Government:
U.S. government and agencies	$60	$—	$(2)	$58
U.S. state and political subdivisions	2	—	—	2
Foreign governments:
Canada	76	—	(2)	74
Other	29	—	(1)	28

Total foreign governments	105	—	(3)	102
Corporate securities	31	—	—	31
Mortgage- and asset-backed securities	2	—	(1)	1

Total fixed maturities	200	—	(6)	194
Total equity securities	1	—	—	1

Total	$201	$—	$(6)	$195

        The amortized cost and fair value of fixed maturities by contractual maturity as of December 31, 2007, are as follows:

(millions)	Amortized Cost	Fair Value

Due in one year or less	$50	$50
Due after one year through five years	52	52
Due after five years through ten years	47	47
Due after ten years	1	1

Total fixed maturities	$150	$150

        Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

        For categorization purposes, Aon considers any rating of Baa or higher by Moody's Investor Services or equivalent rating agency to be investment grade. Aon's continuing operations have no fixed maturities with an unrealized loss at December 31, 2007. Aon's fixed-maturity portfolio is subject to interest rate, market and credit risks. With a carrying value of approximately $150 million at December 31, 2007, Aon's total fixed-maturity portfolio is approximately 96% investment grade based on market value. Aon's non publicly-traded fixed maturity portfolio had a carrying value of $9 million. Valuations of these securities primarily reflect the fundamental analysis of the issuer and current market price of comparable securities.

        Aon's equity portfolio is comprised of a preferred stock not publicly traded. This portfolio is subject to interest rate, market, credit, illiquidity, concentration and operational performance risks.

        Limited Partnership Securitization.    In 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company which is owned by Aon (49%) and by a charitable trust, which is not controlled by Aon, established for victims of September 11 (51%). Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid Aon's insurance underwriting subsidiaries the $171 million in cash and issued to them an additional $279 million in fixed-maturity and preferred stock securities.

        As part of this transaction, Aon is required to purchase from PEPS I additional fixed-maturity securities in an amount equal to the unfunded limited partnership commitments, as they are requested. Aon funded $2 million of commitments in both 2007 and 2006. As of December 31, 2007, these unfunded commitments amounted to $44 million. These commitments have specific expiration dates and the general partners may decide not to draw on these commitments. The carrying value of the PEPS I preferred stock was $168 million and $210 million at December 31, 2007 and 2006, respectively.

        Prior to 2007, income distributions received from PEPS I were limited to interest payments on various PEPS I debt instruments. Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, began to pay preferred income distributions. In 2007, the Company received $61 million of income distributions from PEPS I, which are included in investment income.

        The components of investment income are as follows:

(millions) Years ended December 31	2007	2006	2005

Short-term investments	$228	$193	$129

Fixed maturities:
Interest income	8	11	10
Losses (1)	—	(2)	—

Total	8	9	10

Other investments:
Interest, dividend and other income	61	—	6
Endurance — warrants	—	(14)	8
Net gains (losses) (1)	12	38	(3)

Total	73	24	11

Gross investment income	309	226	150
Less: investment expenses	8	5	6

Investment income	$301	$221	$144

(1)
Includes other-than-temporary impairment write-downs of $2 million, $1 million and $3 million in 2007, 2006 and 2005, respectively.

        The components of net unrealized investment gains (losses), which include investments reported as held-for-sale, are as follows:

(millions) As of December 31	2007	2006	2005

Fixed maturities	$(31)	$(49)	$(39)
Equity securities	(4)	(4)	(1)
Other investments	150	167	125
Deferred taxes	(39)	(41)	(33)

Net unrealized investment gains	$76	$73	$52

        The pretax changes in net unrealized investment gains (losses), which include investments reported as held-for-sale, are as follows:

(millions) Years ended December 31	2007	2006	2005

Fixed maturities	$18	$(10)	$(51)
Equity securities	—	(3)	(2)
Other investments	(17)	42	37

Total	$1	$29	$(16)

Other

        Securities on deposit with insurance regulatory authorities related to the Company's runoff property and casualty operations amounted to $5 million at December 31, 2007.

        At December 31, 2007 and 2006, Aon had $66 million and $214 million, respectively, of non-income producing investments, which excludes derivatives that are marked to market through the income statement, as well as private equity investments carried on the equity method, held for at least twelve months, that have not declared dividends during 2007 and 2006.

7.    Debt and Lease Commitments

Debt

        The following is a summary of outstanding debt:

(millions) As of December 31	2007	2006

8.205% junior subordinated deferrable interest debentures, due January 2027	$726	$726
5.05% debt securities, due April 2011	382	323
7.375% debt securities, due December 2012	224	224
3.5% convertible debt securities, due November 2012	—	297
6.2% debt securities, due January 2007	—	250
Euro credit facility	795	403
Notes payable, due in varying installments, with interest at
1% to 15.9%	16	20
Other	2	42

Total debt	2,145	2,285

Less short-term debt	252	42

Total long-term debt	$1,893	$2,243

        Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities ("Capital Securities"). Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) to Aon Capital A. The Capital Securities are subject to mandatory redemption on January 1, 2027 (upon the maturity of the subordinated debt) or are redeemable in whole, but not in part, at the option of Aon (through its prepayment of the subordinated debt) upon the occurrence of certain events. Interest is payable semi-annually on the Capital Securities. Aon determined that it is not the primary beneficiary of Aon Capital A, a VIE, and, in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, Aon recorded long-term debt for the subordinated debt of $726 million.

        In April 2006, an indirect wholly-owned subsidiary of Aon issued CAD 375 million (U.S. $382 million at December 31, 2007 exchange rates) of 5.05% senior unsecured debentures due in April 2011. The principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon. The net proceeds from the offering were used to repay outstanding indebtedness under the Company's €650 million Euro credit facility.

        Aon issued $250 million of 6.2% debt securities that were due in January 2007. The interest rate on these debt securities was subject to adjustment in the event that Aon's credit ratings change. Due to a rating downgrade in 2004, the interest rate on the 6.2% debt securities was increased to 6.95% effective January 2005. These securities were redeemed in January 2007.

        In November 2007, the Company redeemed all of its remaining outstanding 3 1/2% Senior Convertible Debentures that were due in 2012. All of the holders of the Debentures elected to convert their debentures into Aon common stock at a conversion rate of 46.5658 shares of common stock for each $1,000 principal amount of Debentures. As a result of this redemption and earlier voluntary redemptions, approximately 14 million shares of Aon common stock were issued.

        Certain of Aon's European subsidiaries have a €650 million (U.S. $942 million) multi-currency revolving loan credit facility. This facility will mature in October 2010, unless Aon opts to extend the facility. Commitment fees of 8.75 basis points are payable on the unused portion of the facility. At December 31, 2007, Aon has borrowed €376 million and $250 million ($795 million) under this facility. At December 31, 2006, €307 million was borrowed. At December 31, 2007, $250 million of the Euro facility is classified as short-term debt in the consolidated statements of financial position. Aon has guaranteed the obligations of its subsidiaries with respect to this facility.

        Aon maintains a $600 million, 5-year U.S. committed bank credit facility to support commercial paper and other short-term borrowings, which expires in February 2010. This facility permits the issuance of up to $150 million in letters of credit. At December 31, 2007 and 2006, Aon had $20 million in letters of credit outstanding. Based on Aon's current credit ratings, commitment fees of 10 basis points are payable on the unused portion of the facility.

        For both the U.S. and Euro facilities, Aon is required to maintain consolidated net worth, as defined, of at least $2.5 billion, a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1.

        Aon also has other foreign facilities available, which include a £37.5 million ($74 million) facility, a €25 million ($36 million) facility, and a €20 million ($29 million) facility.

        Outstanding debt securities, including Aon Capital A's, are not redeemable by Aon prior to maturity. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities. Repayments of long-term debt are $548 million, $382 million and $225 million in 2010, 2011 and 2012, respectively.

        Other information related to Aon's debt is as follows:

Years ended December 31	2007	2006	2005

Interest paid (millions)	$147	$130	$130
Weighted-average interest rates — short-term borrowings	5.1%	4.4%	3.5%

Lease Commitments

        Aon has noncancelable operating leases for certain office space, equipment and automobiles. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 81% of Aon's lease obligations are for the use of office space. Rental expense for operating leases amounted to $368 million, $350 million and $337 million for 2007, 2006 and 2005, respectively, after deducting rentals from subleases ($40 million, $33 million and $29 million for 2007, 2006 and 2005, respectively).

        At December 31, 2007, future minimum rental payments required under operating leases for continuing operations that have initial or remaining noncancelable lease terms in excess of one year, net of sublease rental income, most of which pertain to real estate leases, are as follows:

(millions)

2008	$317
2009	275
2010	236
2011	214
2012	191
Later years	597

Total minimum payments required	$1,830

8.    Income Taxes

        Aon and its principal domestic subsidiaries are included in a consolidated life-nonlife federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations before provision for income tax and the provision for income tax consist of the following:

(millions) Years ended December 31	2007	2006	2005

Income from continuing operations before provision for income tax:
U.S.	$229	$6	$68
International	795	657	509

Total	$1,024	$663	$577

Provision for income tax:
Current (credit):
Federal	$62	$85	$(61)
International	207	197	127
State	16	33	9

Total current	285	315	75

Deferred (credit):
Federal	1	(94)	36
International	65	16	36
State	1	(21)	14

Total deferred	67	(99)	86

Provision for income tax	$352	$216	$161

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

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated financial statements is as follows:

Years ended December 31	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	1.2	2.6
Taxes on international operations	(3.3)	(3.7)	(0.6)
Nondeductible expenses	2.3	2.8	3.6
Adjustments to prior year tax requirements	(0.9)	0.3	(9.0)
Deferred tax adjustments, including statutory rate changes	1.3	(0.6)	(2.4)
Other — net	(1.1)	(2.4)	(1.3)

Effective tax rate	34.4%	32.6%	27.9%

        Significant components of Aon's deferred tax assets and liabilities are as follows:

(millions) As of December 31	2007	2006

Deferred tax assets:
Employee benefit plans	$579	$661
Net operating loss and tax credit carryforwards	174	128
Other accrued expenses	110	140
Investment basis differences	76	46
Life and other insurance reserves	8	14
Other	30	14

	977	1,003
Valuation allowance on deferred tax assets	(46)	(44)

Total	931	959

Deferred tax liabilities:
Intangibles	(184)	(161)
Unrealized foreign exchange gains	(105)	(14)
Unrealized investment gains	(67)	(62)
Deferred revenue	(50)	(22)
Other accrued expenses	(35)	(40)
Other	(27)	(14)

Total	(468)	(313)

Net deferred tax asset	$463	$646

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances were increased to $46 million in 2007 from $44 million in 2006, attributable largely to the periodic reconciliation of previous provisions to filed or audited and agreed tax returns. Although future earnings cannot be predicted with certainty, management believes that the realization of the net deferred tax asset is more likely than not.

        Aon recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation as follows: 2007 — $34 million; 2006 — $21 million; and 2005 — $5 million.

        U.S. deferred income taxes are not provided on unremitted foreign earnings that are considered permanently reinvested, which at December 31, 2007 amounted to approximately $1.7 billion. It is not practicable to determine the income tax liability that might be incurred if all such earnings were remitted to the U.S. due to foreign tax credits and exclusions that may become available at the time of remittance.

        At December 31, 2007, Aon had domestic federal operating loss carryforwards of $13 million that will expire at various dates from 2008 to 2022, state operating loss carryforwards of $526 million that will expire at various dates from 2008 to 2026, and foreign operating and capital loss carryforwards of $395 million and $76 million, respectively, nearly all of which are subject to indefinite carryforward.

        The amount of income taxes paid in 2007, 2006 and 2005 was $121 million, $431 million and $197 million, respectively.

Uncertain Tax Provisions

        As described in Note 1, the Company adopted FIN 48 on January 1, 2007. The effect of adopting FIN 48 was not material to the Company's financial statements.

        The following is a reconciliation of the Company's beginning and ending amount of unrecognized tax benefits (in millions).

Balance at January 1, 2007	$53
Additions based on tax positions related to the current year	4
Additions for tax positions of prior years	24
Reductions for tax positions of prior years	(6)
Settlements	(5)

Balance at December 31, 2007	$70

        Of the amount included in the previous table, $57 million of unrecognized tax benefits would impact the effective tax rate if recognized. Aon does not expect the unrecognized tax positions to change significantly over the next twelve months.

        The Company recognizes interest and penalties related to unrecognized income tax benefits in its provision for income taxes. Aon accrued potential penalties and interest of less than $1 million related to unrecognized tax positions during 2007. In total, as of December 31, 2007, Aon has recorded a liability for penalties and interest of $1 million and $7 million, respectively.

        Aon and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and international jurisdictions. Aon has substantially concluded all U.S. federal income tax matters for years through 2004. The Internal Revenue Service commenced an examination of Aon's federal U.S. income tax returns for 2005 and 2006 in the fourth quarter of 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2002. Aon has concluded income tax examinations in its primary international jurisdictions through 2000.

9.    Reinsurance and Claim Reserves

        Aon's insurance subsidiaries both cede and assume reinsurance under reinsurance agreements. Aon's reinsurance consists primarily of certain property and casualty lines that are in runoff. Aon's insurance subsidiaries remain liable to the extent that the reinsurers are unable to meet their obligations. As of November 30, 2006, in connection with the sale of AWG, Aon sold Virginia Surety Company ("VSC"). VSC will continue to remain liable to policyholders to the extent reinsurers of the property and casualty business do not meet their obligations. Aon has issued an indemnification which protects the purchaser from credit exposure related to the property and casualty reserves that have been reinsured. Aon has provided a corporate guarantee with respect to these reinsurance recoverables. These reinsurance recoverables amount to $846 million at December 31, 2007.

        A summary of reinsurance activity in continuing operations is as follows:

(millions) Years ended December 31	2007	2006	2005

Ceded premiums earned	$1	$1	$1
Ceded premiums written	—	12	2
Assumed premiums earned	3	28	57
Assumed premiums written	3	25	49
Ceded benefits to policyholders	1	—	—

        Activity in the liability for policy and contract claims is summarized as follows:

(millions) Years ended December 31	2007	2006	2005

Liabilities at beginning of year	$149	$222	$275
Incurred losses:
Current year	1	16	20
Prior years	7	81	30

Total	8	97	50
Payment of claims:
Current year	—	15	7
Prior years	43	155	96

Total	43	170	103

Liabilities at end of year	$114	$149	$222

        In 2006, in connection with the sales of AWG and CPG, Aon completed a detailed review of all its property and casualty reserves. Based on the results of this review, the Company increased its property and casualty reserves by approximately $102 million, reflecting adverse development, refined assumptions and additional claim information relating to programs to be disposed of through sale or runoff. Aon recorded $81 million of this adjustment in continuing operations in other general expenses in the consolidated statement of income. The remaining $21 million is not included in the preceding table because it relates to CPG and is recorded in discontinued operations. Of the $81 million recorded in continuing operations, the majority related to National Program Services, an independent managing general underwriter that wrote habitational risk on behalf of Aon.

10.  Stockholders' Equity

Common Stock

        In November 2005, Aon's Board of Directors authorized the repurchase of up to $1 billion of Aon's common stock. In November 2006, the Board increased that amount to $2 billion. In December 2007, the Board increased the authorization amount to $4.6 billion. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital. Any repurchased shares will be available for employee stock plans and for other corporate purposes. In 2007, the Company repurchased 19.1 million shares at a cost of $751 million. In 2006, the Company repurchased 28.4 million shares at a cost of $1,048 million. Aon repurchased 0.7 million shares at a cost of $25 million in 2005. In 2008 through February 27, the Company has repurchased 6.7 million shares at a cost of $286 million.

        In connection with the acquisition of two entities controlled by Aon's then-Chairman and Chief Executive Officer in 2001, Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance.

        In 2007, Aon issued 0.4 million new shares of common stock for employee benefit plans and 0.1 million shares in connection with employee stock purchase plans. In addition, Aon reissued 9.3 million shares of treasury stock for employee benefit programs and 0.3 million shares in connection with employee stock purchase plans.

        In November 2007, the Company redeemed all of its remaining outstanding 3 1/2% Senior Convertible Debentures that were due in 2012. All of the holders of the Debentures elected to convert their debentures into Aon common stock at a conversion rate of 46.5658 shares of common stock for each $1,000 principal amount of Debentures. As a result of this redemption and earlier voluntary redemptions, approximately 14 million shares of Aon common stock were issued in 2007.

Dividends

        A summary of dividends paid is as follows:

(millions) Years ended December 31	2007	2006	2005

Redeemable preferred stock	$—	$—	$2
Common stock	176	189	191

Total dividends paid	$176	$189	$193

        Dividends paid per common share were $0.60 for the years ended December 31, 2007, 2006 and 2005.

Statutory Capital and Dividend Restrictions

        State insurance laws and regulations prescribe accounting practices for determining statutory capital and surplus and net income for insurance companies and require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. State insurance laws and regulations in the U.S. also require the maintenance of a minimum capital and surplus based on various factors. At December 31, 2007, the Company's insurance subsidiaries were in compliance with these minimum requirements. Statutory capital and surplus of the insurance subsidiaries were $971 million and $870 million at December 31, 2007 and 2006, respectively. Statutory net income of the insurance subsidiaries were $259 million, $206 million and $159 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Dividends paid by the Company's insurance subsidiaries are limited by state insurance regulations. The insurance regulator in each state of domicile may disapprove any dividend that, together with other dividends paid by a subsidiary in the prior twelve months, exceeds the regulatory maximum as computed for the subsidiary based on its statutory capital and surplus and net income. As a result, the capital and surplus of the subsidiaries available for transfer to the parent company are limited. As of December 31, 2007, payments of dividend amounts in excess of $273 million may be subject to approval by regulatory authorities.

        In addition to compliance requirements of state insurance laws and regulations in the U.S., the Company has foreign subsidiaries and branches that are required to meet various regulatory requirements in their respective jurisdictions.

11.  Employee Benefits

Defined Contribution Savings Plans

        Aon subsidiaries maintain defined contribution savings plans for the benefit of its U.S. and U.K. employees. The expense recognized for these plans, which is included in compensation and benefits and discontinued operations in the accompanying consolidated statements of income, is as follows (in millions):

	2007	2006	2005

U.S.	$49	$49	$47
U.K.	37	19	20

	$86	$68	$67

Pension and Other Post-retirement Benefits

        Aon sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually; the life insurance and pension plans are noncontributory.

        Effective January 1, 2007, future benefits in the Company's U.S. defined benefit pension plan are calculated based on a "career average pay" formula instead of a "final average pay" formula. The change affected approximately 11,000 active employees covered by the U.S. plan. Effective March 31, 2007, the Company ceased crediting future benefits relating to salary and service in its U.K. defined benefit pension plans. The change affected approximately 1,700 active employees covered by the U.K. plans.

Adoption of Statement No. 158

        On December 31, 2006, Aon adopted the recognition, disclosure and measurement date provisions of Statement No. 158. This Statement required Aon to recognize the funded status of its post-retirement benefit plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents net unrecognized actuarial losses and unrecognized prior service costs which were previously netted against the plan's funded status in Aon's statement of financial position pursuant to the provisions of Statement No. 87. These amounts will be subsequently recognized as net periodic benefit cost pursuant to Aon's historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss at adoption of Statement No. 158.

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

	At December 31, 2006

(millions)	Prior to Adopting Statement No. 158	Effect of Adopting Statement No. 158	As Reported at December 31, 2006

Intangible pension asset and prepaid pension asset (included in other non-current assets)	$1,009	$(146)	$863
Accrued pension and other benefit liabilities (included in pension, post-employment and post-retirement liabilities)	(1,108)	(357)	(1,465)
Deferred income taxes	473	154	627
Accumulated other comprehensive loss	661	349	1,010

Pension Plans

        The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2007 and 2006 and a statement of the funded status as of December 31, 2007 and 2006, for the U.S. plans and material international plans, which are located in the U.K., the Netherlands and Canada. These plans represent approximately 95% of the Company's pension obligations. The Company will retain the obligations and assets related to the participation of CICA and Sterling employees in the Company's U.S. and Canadian pension plans.

	U.S.		International

(millions)	2007	2006	2007	2006

Change in projected benefit obligation
Beginning of period	$1,706	$1,758	$5,239	$4,499
Service cost	50	66	35	88
Interest cost	99	109	273	288
Participant contributions	—	—	3	5
Plan amendment	—	(145)	—	—
Curtailment	—	—	(45)	—
Plan transfer	—	—	14	—
Actuarial loss	16	33	346	89
Benefit payments	(76)	(84)	(166)	(173)
Change in discount rate	(118)	(31)	(540)	(124)
Foreign exchange translation	—	—	139	567

End of period	$1,677	$1,706	$5,298	$5,239

Accumulated benefit obligation at end of period	$1,672	$1,706	$5,225	$4,837

Change in fair value of plan assets
Beginning of period	$1,457	$1,326	$4,286	$3,121
Actual return on plan assets	111	210	40	476
Participant contributions	—	—	3	5
Employer contributions	22	5	189	424
Plan transfer	—	—	10	—
Benefit payments	(76)	(84)	(166)	(173)
Foreign exchange translation	—	—	116	433

End of period	$1,514	$1,457	$4,478	$4,286

Market related value at end of period	$1,508	$1,421	$4,478	$4,286

Funded status at end of period	$(163)	$(249)	$(820)	$(953)
Unrecognized prior-service cost (credit)	(104)	(119)	5	6
Unrecognized loss	347	485	1,733	1,708

Net amount recognized	$80	$117	$918	$761

        Amounts recognized in the statements of financial position consist of:

Prepaid benefit cost (included in other non-current assets)	$35	$—	$68	$42
Accrued benefit liability (included in pension, post-employment and post-retirement liabilities)	(198)	(249)	(888)	(995)
Accumulated other comprehensive loss	243	366	1,738	1,714

Net amount recognized	$80	$117	$918	$761

        Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 and 2006 consist of:

	U.S.		International

(millions)	2007	2006	2007	2006

Net loss	$347	$485	$1,733	$1,708
Prior service cost (credit)	(104)	(119)	5	6

	$243	$366	$1,738	$1,714

        In 2007, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $198 million, an ABO of $198 million and no plan assets. International plans with a PBO in excess of the fair value of plan assets had a PBO of $4.8 billion and plan assets with a fair value of $4.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $4.8 billion and plan assets with a fair value of $4.0 billion.

        In 2006, U.S. plans with a PBO and ABO in excess of the fair value of plan assets had a PBO of $1.7 billion, an ABO of $1.7 billion and plan assets with a fair value of $1.5 billion. International plans with a PBO in excess of the fair value of plan assets had a PBO of $4.8 billion and plan assets with a fair value of $3.8 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $4.3 billion and plan assets with a fair value of $3.7 billion.

        The following table provides the components of net periodic benefit cost for the plans:

	U.S.			International

(millions)	2007	2006	2005	2007	2006	2005

Service cost	$50	$61	$62	$35	$74	$68
Interest cost	99	101	93	273	237	211
Expected return on plan assets	(120)	(114)	(93)	(314)	(243)	(195)
Amortization of prior-service cost	(15)	(2)	(2)	1	2	2
Amortization of net loss	45	50	39	50	99	76

Net periodic benefit cost	$59	$96	$99	$45	$169	$162

        The weighted-average assumptions used to determine future benefit obligations are as follows:

	U.S.		International

(millions)	2007	2006	2007	2006

Discount rate	6.39%	5.88%	5.50 – 5.75%	4.65 – 5.25%
Rate of compensation increase	3.50%	3.50%	3.25 – 3.50%	3.25 – 3.50%

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.S.			International

(millions)	2007	2006	2005	2007	2006	2005

Discount rate	5.88%	5.75%	6.00%	4.65 – 5.25%	4.00 – 5.25%	4.50 – 6.00%
Expected return on plan assets	8.60	8.35	8.50	6.00 – 7.20	6.00 – 7.10	6.00 – 7.25
Rate of compensation increase	3.50	3.50	3.50	3.25 – 3.50	3.25 – 3.50	3.25 – 3.50

        The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2008 are as follows:

(millions)	U.S.	International

Net loss	$23	$42
Prior service cost (credit)	(15)	1

	$8	$43

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans.

Plan Assets

        Aon's pension plan asset allocation as of December 31, 2007 and 2006 is as follows:

	U.S.			International

		Fair Value of Plan Assets			Fair Value of Plan Assets
				Weighted Average Target Allocation
	Target Allocation
Asset Class		2007	2006		2007	2006

Equities	80%	76%	80%	63%	63%	65%

Domestic equities	45	41	41
International equities	15	20	19		58	60

Total equities	60	61	60		58	60

Limited partnerships and other	15	11	13		—	—
Real estate and REITs	5	4	7		5	5

Debt securities	20	24	20	37%	37	35

Fixed maturities	20	21	17		34	32
Invested cash	No target	3	3		3	3

Total		100%	100%		100%	100%

        No plan assets are expected to be returned to the Company during 2008.

Investment Policy and Strategy

        The U.S. investment policy, as established by the Aon Pension Plan Investment Committee, seeks reasonable asset growth at prudent risk levels within target allocations. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the Aon Pension Plan Investment Committee. The investment policies for international plans are established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested, within asset allocation ranges as shown above, in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute $8 million and $187 million, respectively, to its U.S. and international pension plans during 2008 to satisfy minimum funding requirements.

Estimated Future Benefit Payments

        Estimated future benefit payments for plans are as follows at December 31, 2007:

(millions)	U.S.	International

2008	$74	$157
2009	77	166
2010	82	175
2011	86	184
2012	90	197
2013 – 2017	536	1,153

U.S. Other Post-Retirement Benefits

        The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2007 and 2006 for the Company's other post-retirement benefit plan (in millions).

	2007	2006

Accumulated projected benefit obligation	$(56)	$(76)
Fair value of plan assets	8	8
Funded status	(48)	(68)
Net amount recognized	(78)	(82)

        The net periodic benefit cost recognized for the Company's other post-retirement benefit plans was $1 million, $5 million, and $6 million in 2007, 2006, and 2005, respectively. Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 are $5 million and $25 million of net gain and prior service credit, respectively. The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2008 is $4 million of prior service credit.

        The weighted-average discount rate used to determine future benefit obligations was 6.29%, 5.85%, and 5.75% for 2007, 2006, and 2005, respectively. The weighted-average discount rate used to determine net periodic benefit cost was 5.85%, 5.75%, and 6.0% for 2007, 2006, and 2005, respectively.

        Based on current assumptions, Aon expects:

  •
  To contribute $6 million to fund other post-retirement benefit plans during 2008.

  •
  Estimated future pension benefit payments will be approximately $5 million each year for the years 2008-2012 and $20 million in aggregate for 2013-2017.

        Aon's liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. During 2007, Aon recognized a plan amendment which phases out post-65 retiree coverage over the next three years. As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic post-retirement healthcare benefit cost or on the accumulated post-retirement benefit obligation for the measurement period ended in 2007.

12.  Stock Compensation Plans

        Aon's Stock Incentive Plan (as amended and restated) (the "Plan") provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs"). The annual rate at which awards are granted each year is based upon financial and competitive business conditions. The number of shares authorized to be issued under the plan is equal to 18% of the number of common shares outstanding.

Compensation expense

        Stock based compensation expense recognized during 2007 and 2006, which includes RSUs, stock options, performance plan awards and stock purchases related to the Employee Stock Purchase Plan, are based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon's consolidated statements of income for 2007 and 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The following table summarizes stock-based compensation expense related to all stock-based payments recognized in continuing operations in the consolidated statements of income in compensation and benefits.

(millions) Years ended December 31	2007	2006	2005

RSUs	$109	$94	$66
Performance plans	55	24	—
Stock options	22	22	2
Employee stock purchase plan	3	4	—

Total stock-based compensation expense	189	144	68
Tax benefit	64	49	25

Stock-based compensation expense, net of tax	$125	$95	$43

        The following table illustrates pro forma net income and pro forma earnings per share as if Aon had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in 2005.

(millions, except per share data)

Net income, as reported		$735
Add:	Stock-based compensation expense included in reported net income, net of tax	47
Deduct:	Stock-based compensation expense determined under fair value method for all awards and options, net of tax	(59)

Pro forma net income		$723

Net income per share:
Basic
	As reported	$2.27
	Pro forma	2.23
Diluted
	As reported	$2.17
	Pro forma	2.14

        The fair value per share of options granted in 2005 were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

Dividend yield	2.3%
Expected volatility	30.0%
Risk-free interest rate	4.0%
Expected term life beyond vesting date (in years):	1.0

Stock Awards

        Stock awards, in the form of RSUs, are granted to certain executives and key employees of Aon. Prior to 2006, RSUs granted to employees were service-based. Beginning with awards granted in 2006, awards to employees may consist of performance-based RSUs and service-based RSUs. Service-based awards generally vest between five and ten years from the date of grant. For most employees, individual incentive compensation over $50,000 is partially paid in RSUs, which vest ratably over three years. Stock awards are issued as they vest. In years prior to 2006, in certain circumstances, an employee was able to elect to defer the receipt of vested shares to a later date. With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards. The compensation cost associated with each stock award is amortized over the service period using the straight-line method. Dividend equivalents are paid on certain service-based RSUs, based on the initial grant amount. At December 31, 2007, 2006 and 2005, the number of shares available for stock awards is included with options available for grant.

        In 2007 and 2006, performance-based RSUs were granted to certain executives and key employees, whose vesting is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period. The performance condition is not considered in the determination of grant date fair value of these awards. Compensation cost is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation cost will be adjusted to reflect the actual number of shares paid out at the end of the programs. The payout of shares under these performance-based plans may range from 0-200% of the number of units granted, based on the plan. Dividend equivalents are generally not paid on the performance-based RSUs.

        Information regarding Aon's performance-based plans as of December 31, 2007 and 2006 follows:

(shares in thousands, dollars in millions)	2007	2006

Potential RSUs to be issued based on current performance levels	4,860	2,560
Shares forfeited during the year	109	49
RSUs awarded during the year	9	30
Unamortized expense, based on current performance levels	$92	$71

        A summary of the status of Aon's non-vested stock awards is as follows:

Years ended December 31	2007		2006		2005

(shares in thousands)	Shares	Fair Value	Shares	Fair Value	Shares	Intrinsic Value

Non-vested at beginning of year	12,870	$28	11,641	$25	8,738	$28
Granted	4,270	39	3,646	37	4,727	24
Vested	(2,158)	28	(1,809)	25	(1,145)	28
Forfeited	(832)	34	(608)	27	(679)	29

Non-vested at end of year	14,150	$31	12,870	$28	11,641	$26

Stock Options

        Options to purchase common stock are granted to certain executives and key employees of Aon and its subsidiaries generally at 100% of market value on the date of grant. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a 4-year period of continuous employment, although a number of options were granted that require five continuous years of service before all options would vest. The maximum contractual term on stock options is generally ten years from the date of grant.

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

        The following weighted average assumptions were used to estimate fair value.

Year ended December 31	2007		2006

	Executives	Key Employees	Executives	Key Employees

Weighted average volatility	26.4%	26.8%	30.5%	29.6%
Expected dividend yield	1.6%	1.6%	2.3%	2.3%
Risk-free rate	4.6%	4.6%	4.4%	4.6%

Weighted average estimated fair value	$10.36	$11.69	$11.08	$10.75

        The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of option grants made during both 2007 and 2006 were 5 years for executives and 6 years for key employees.

        A summary of the status of Aon's stock options and related information are as follows:

Years ended December 31	2007		2006		2005

(shares in thousands)	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning outstanding	32,889	$30	34,851	$29	33,400	$29
Granted	2,012	40	2,905	39	6,223	24
Exercised	(7,903)	29	(4,007)	27	(2,396)	24
Forfeited and expired	(519)	32	(860)	29	(2,376)	28

Ending outstanding	26,479	31	32,889	30	34,851	29

Exercisable at end of year	14,880	31	18,411	32	18,371	32

Shares available for grant	9,795		6,359		10,322

        A summary of options outstanding and exercisable as of December 31, 2007 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$14.92 – $22.86	4,525	5.62	$20.99	3,660		$20.65
22.94 – 25.51	5,538	5.78	24.60	1,984		23.96
25.70 – 30.78	4,147	5.98	27.33	1,172		28.11
31.19 – 35.73	4,304	4.19	34.41	3,115		34.04
35.76 – 41.20	4,678	4.63	38.08	2,688		37.50
41.37 – 47.88	3,287	2.86	43.38	2,261		43.40

$14.92 – $47.88	26,479	4.96	$30.71	14,880	3.60	$30.98

        The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $47.69 as of December 31, 2007, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2007, the aggregate intrinsic value of options outstanding was $449 million, of which $249 million was exercisable.

        The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 was $83 million, $45 million and $20 million, respectively.

        Unamortized deferred compensation expense, which includes both options and awards, amounted to $321 million as of December 31, 2007, with a remaining weighted-average amortization period of approximately 2.2 years.

        Cash received from the exercise of stock options was $230 million, $121 million, and $63 million during 2007, 2006, 2005, respectively. The tax benefit realized from stock options exercised was $29 million, $14 million and $3 million in 2007, 2006 and 2005, respectively.

        During 2007, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

Employee Stock Purchase Plan

United States

        Aon has an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the plan, shares of Aon's common stock may be purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. In 2007, 2006, and 2005, 405,000 shares, 457,000 shares and 697,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was approximately $3 million in both 2007 and 2006. There was no compensation expense associated with this plan in 2005.

United Kingdom

        Aon also has an employee stock purchase plan that for 2006, provided for the purchase of a maximum of 525,000 shares of Aon common stock by eligible U.K. employees after a 3-year period and which is similar to the U.S. plan described above. The number of shares eligible for purchase is approved by Aon's Board of Directors on a yearly basis and for 2007 no opportunity for purchase occurred. In 2007, less than 1,000 shares were issued under the plan. No shares were issued under the plan in 2006 or 2005. In 2007 and 2006, compensation expense recognized was less than $1 million each year. There was no compensation expense associated with this plan in 2005.

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

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by using master netting agreements, entering into non-exchange-traded derivatives with highly rated major financial institutions and by using exchange-traded instruments. Aon closely monitors the credit-worthiness of, and exposure to, its counterparties. At December 31, 2007 and 2006, Aon placed cash and securities relating to these derivative contracts in escrow amounting to $5 million and $9 million, respectively.

Accounting Policy for Derivative Instruments

        All derivative instruments are recognized in the consolidated statements of financial position at fair value. Unless otherwise noted, derivative instruments with a positive fair value are reported in receivables and derivative instruments with a negative fair value are reported in other current liabilities in the consolidated statements of financial position. Where Aon has entered into master netting agreements with counterparties, the derivative positions are netted by program and are reported accordingly in receivables or other current liabilities. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting.

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

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation will include a description of the hedging instrument, the hedge item, the risk being hedged, Aon's risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge, and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges and measures and records hedge ineffectiveness at the end of each quarter.

        For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. Aon did not enter into any fair value hedges in 2007. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in OCI and subsequently reclassified to income when the hedged item affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is reported in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.

        Changes in the fair value of a derivative that is not designated as an accounting hedge (known as an "economic hedge") are recorded in either investment income or other general expenses (depending on the hedged exposure) in the current period's consolidated statement of income.

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

Foreign Exchange Risk Management

        Certain of Aon's foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars) that differ from their functional currencies. The foreign subsidiary's functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, Aon uses foreign exchange forwards and over-the-counter options to hedge the foreign exchange risk of the forecasted revenue for up to a maximum of three years in the future. Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue. As of December 31, 2007, a $9 million pretax gain has been deferred to OCI, $10 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in 2008. Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged revenue is recognized. The hedge had no material ineffectiveness in either 2007 or 2006. For the year ended December 31, 2007, the Company recognized immaterial losses on cash flow hedges that were discontinued due to forecast revisions. Aon also uses forward contracts, which have not been designated as hedges for accounting purposes, to hedge economic risks that arise from fluctuations in the currency exchange rates. Changes in the fair value of these derivatives are recorded in other general expenses in the consolidated statements of income.

        Aon uses over-the-counter basket options to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other general expenses in the consolidated statements of income.

        Aon also uses foreign currency forward contracts to offset foreign exchange risk associated with foreign denominated (primarily British pounds) intercompany notes. These derivatives were not designated as a hedge because changes in their fair value were largely offset in earnings by remeasuring the notes for changes in spot exchange rates. Changes in the fair value of these derivatives were recorded in other general expenses in the consolidated statements of income.

        Aon also uses foreign currency forward contracts to hedge certain of its net investments in foreign underwriting operations (primarily Canadian dollar, Euro and British pound). During 2007 and 2006, this hedge had no ineffectiveness, and a $26 million and $24 million cumulative pretax loss has been included in OCI at December 31, 2007 and 2006, respectively.

        In 2005, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany borrowings. These swaps have been designated as cash flow hedges. As of December 31, 2007, an $8 million pretax gain had been deferred to OCI, of which a $2 million pretax loss is expected to be reclassified to earnings in 2008 as an adjustment to interest expense. The reclassification from OCI will offset the related transaction gain or loss arising from the remeasurement of the borrowing due to changes in spot exchange rates and to record interest income at the interest rate implicit in the derivative. This hedge had no material ineffectiveness in 2007 or 2006.

        Several of Aon's subsidiaries have negotiated outsourcing service agreements in currencies that differ from their functional currencies; primarily the Philippine Peso and the Indian Rupee. The subsidiary's functional currency expense will fluctuate as the currency exchange rates change. To reduce this variability, Aon uses foreign exchange forwards to hedge the foreign exchange risk of the forecasted expense for the life of the contract or up to six years. Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense. As of December 31, 2007, a $3 million pretax gain has been deferred to OCI, $1 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in 2008. Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged revenue is recognized. The hedge did not have any ineffectiveness in 2007.

Interest Rate Risk Management

        Aon enters into receive-fixed-pay-floating interest rate swaps which are designated as cash flow hedges of the interest rate risk of a portion of Aon's U.S. dollar and Euro denominated brokerage funds held on behalf of U.S., European, and U.K. clients and other U.S., European, and U.K. operating funds. Forecasted deposit balances are hedged up to a maximum of three years into the future. Changes in the fair value of the swaps are recorded in OCI and will be reclassified to earnings as an adjustment to investment income over the term of the swap. As of December 31, 2007, a $16 million pretax gain related to this hedge was recorded in OCI, $2 million of which is expected to be reclassified to investment income in 2008. This hedge had no material ineffectiveness in 2007 or 2006.

Premium Financing Operations

        Certain of Aon's U.S., U.K., Canadian and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. These sales involve SPEs, which are considered qualified special purpose entities ("QSPEs") according to Statement No. 140 and multi-seller, non-qualified bank commercial paper conduit SPEs ("Bank SPEs") that are variable interest entities according to FIN 46. Statement No. 140 provides that a QSPE should not be consolidated in the financial statements of a transferor or its affiliates (Aon's subsidiaries).

        The Company has analyzed qualitative and quantitative factors related to Aon subsidiaries' interests in the Bank SPEs and has determined that these subsidiaries are not the sponsors of the Bank SPEs. Additionally, independent third parties (i) have made substantial equity investments in the Bank SPEs, (ii) have voting control of the Bank SPEs, and (iii) generally bear the risks and rewards of ownership of the assets of the Bank SPEs. Aon has concluded that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46 given that the subsidiaries do not have significant variable interests.

        Through the securitization agreements, Aon, or one of its QSPEs, sells undivided interests in specified premium finance agreements to the Bank SPEs. The aggregate amount advanced on premium finance agreements sold to the Bank SPEs at any one time is limited by the securitization agreements to a maximum of $1.8 billion at both December 31, 2007 and 2006. The Bank SPEs had advanced $1.5 billion and $1.7 billion at December 31, 2007 and 2006, respectively. The origination and sale of eligible premium finance agreements that are sold to the Bank SPEs increase available advances, and collections (administered by Aon) on previously sold agreements reduce available advances.

        Aon records gains associated with the sale of receivables. When Aon calculates the gains, all anticipated fees related to this facility are included. The gains included in commissions, fees and other in the consolidated statements of income were $64 million, $63 million and $65 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        Aon records at fair value its retained interest in the sold premium finance agreements, and reports it in receivables in the consolidated statements of financial position. Aon also retains servicing rights for sold agreements and earns servicing fee income over the servicing period. The servicing fees are included in the gain/loss calculation. At December 31, 2007 and 2006, the fair value of the servicing rights approximates the estimated costs to service the receivables and accordingly, Aon has not recorded any servicing assets or liabilities related to this servicing activity.

        Aon estimates fair value by discounting estimated future cash flows from its retained interest in the sold receivables using discount rates that approximate current market rates and expected future prepayment rates.

        The Bank SPEs bear the credit risks on the receivables, subject to limited recourse in the form of over-collateralization required on the sale of the receivables.

        All but the Australian facility require Aon to maintain consolidated net worth, as defined, of at least $2.5 billion, consolidated EBITDA to consolidated net interest of at least 4 to 1 and consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

        Aon intends to renew the conduit facilities when they expire. If there were adverse bank, regulatory, tax or accounting rule changes, Aon's access to the conduit facilities and special purpose vehicles would be restricted. Following the appropriate accounting standards, these special purpose vehicles are not included in Aon's consolidated financial statements.

Fair Value of Financial Instruments

        Accounting standards require the disclosure of fair values for certain financial instruments. The fair value disclosures are not intended to encompass various other non-financial instruments or other intangible assets related to Aon's business. Accordingly, care should be exercised in deriving conclusions about Aon's business or financial condition based on the fair value disclosures. The basis for determining the fair value of financial instruments is discussed in Note 1. The carrying value approximates or equals fair value for the following instruments: cash, receivables, short-term investments, fixed maturity investments, equity securities, other investments, derivative assets and liabilities, insurance premiums payable, short-term debt and accounts payable and accrued liabilities. The following table discloses the Company's financial instruments where the carrying amounts and fair values differ:

(millions) As of December 31	2007		2006

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,893	$1,920	$2,243	$2,561

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

        Guarantees associated with Aon's limited partnership securitization are disclosed in Note 6. Indemnities related to discontinued operations are disclosed in Note 5. Guarantees with respect to reinsurance recoverables associated with the sale of AWG are disclosed in Note 9.

        Aon and its subsidiaries have issued letters of credit to cover contingent payments of approximately $4 million for taxes and other business obligations to third parties. Amounts are accrued in the consolidated financial statements for these letters of credit to the extent they are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $15 million at December 31, 2007.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

14.  Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Goodwill is not amortized but is instead subject to impairment testing at least annually. The impairment testing requires Aon to compare the fair value of its reporting units to their carrying value to determine if there is potential impairment of goodwill. If the fair value of a reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill. Fair value is estimated based on various valuation approaches. In the fourth quarter 2007 and 2006, Aon completed its annual impairment review that affirmed there was no impairment as of October 1 (the annual evaluation date).

        When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2007 and 2006, respectively, are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Total

Balance as of January 1, 2007	$4,142	$379	$4,521
Goodwill acquired	155	1	156
Goodwill related to disposals	(11)	—	(11)
Foreign currency revaluation	261	8	269

Balance as of December 31, 2007	$4,547	$388	$4,935

Balance as of January 1, 2006	$3,753	$378	$4,131
Goodwill acquired	124	1	125
Goodwill related to disposals	(11)	—	(11)
Foreign currency revaluation	276	—	276

Balance as of December 31, 2006	$4,142	$379	$4,521

        Other intangible assets are classified into two categories:

  •
  "Customer Related and Contract Based" include client lists as well as non-compete covenants, and

  •
  "Marketing, Technology and Other" are all other purchased intangibles not included in the preceding categories.

        Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Marketing, Technology and Other	Total

As of December 31, 2007
Gross carrying amount	$206	$332	$538
Accumulated amortization	168	166	334

Net carrying amount	$38	$166	$204

As of December 31, 2006
Gross carrying amount	$232	$245	$477
Accumulated amortization	203	129	332

Net carrying amount	$29	$116	$145

        The cost of other intangible assets is being amortized over a range of 2 to 10 years, with a weighted average original life of 8 years. Amortization expense for intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $37 million, $35 million, $32 million, $28 million and $20 million, respectively.

        When impairment indicators arise, Aon assesses the recoverability of its intangible assets through an analysis of expected future cash flows.

15.  Contingencies

        Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has purchased errors and omissions ("E&O") insurance and other appropriate insurance to provide protection against losses that arise in such matters. Accruals for these items, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant. Amounts related to settlement provisions are recorded in other general expenses in the consolidated statements of income.

        In 2004, Aon, other insurance brokers, insurers and numerous other industry participants received subpoenas and other requests for information from the office of the Attorney General of the State of New York and from other states relating to certain practices in the insurance industry. On March 4, 2005, Aon entered into an agreement (the "Settlement Agreement") with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the "State Agencies") to resolve all the issues related to investigations conducted by the State Agencies. The 2005 Settlement Agreement, under which Aon distributed funds to certain clients and implemented business reforms, has been described in detail in Aon's previous financial filings. Aon has also entered into a comprehensive settlement agreement, under the auspices of the NAIC, with numerous other states that incorporate these same business reforms.

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

        Beginning in June 2004, a number of other putative class actions were filed against Aon and other companies by purported classes of clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act ("RICO") theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs' federal antitrust and RICO claims in separate orders in August and October 2007, respectively. Plaintiffs have appealed these dismissals. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Beginning in late October 2004, several putative securities class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois. Also beginning in late October 2004, several putative ERISA class actions were filed against Aon in the U.S. District Court for the Northern District of Illinois. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time. With respect to the various securities and ERISA class actions, we are unable to estimate a range of possible losses, as these actions have not yet progressed to the stages where damages, if any, can be estimated.

        Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-bribery laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). An outside law firm with significant experience in the area is overseeing the review. Certain governmental agencies, including the U.K. Financial Services Authority, the City of London police, the U.S. Securities and Exchange Commission, and the U.S. Department of Justice, are also investigating these matters. Aon is fully cooperating with these investigations, and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations. Based on current information, the Company is unable to predict at this time when these matters will be concluded, or what regulatory or other outcomes may result.

        A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against Aon seeking more than £50 million ($99 million at December 31, 2007 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters. In a decision issued on February 13, 2008, the court construed the relevant policy language to excuse underwriters from paying Standard Life and concluded that Aon was negligent in not seeking changes to the language. The court granted Aon leave to file an interlocutory appeal on these issues and stated in granting leave that the issue in the case was a "difficult question of construction on which views may legitimately differ." Aon believes that the decision is incorrect, is appealing this decision and, if the appeal is unsuccessful, will vigorously contest other issues that have not yet been litigated in the Commercial Court. Aon further believes that, as a result of an indemnity given to Aon by a third party, Aon may be entitled to indemnification in whole or part should it ultimately suffer a loss in this matter. Because of the uncertainty inherent in the appeals process, the ability to contest issues in subsequent proceedings, the potential indemnity, and potential recoveries from Aon's errors and omissions insurance, Aon is unable to predict at this time the probable loss, if any, from this matter.

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

16.  Segment Information

        Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting. Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying consolidated financial statements. Results relating to Aon's accident, health and life operations, which were previously reported in a separate Insurance Underwriting segment, have been reclassified to discontinued operations for all periods presented. The remaining operations that were previously reported in the Insurance Underwriting segment, which relate to property and casualty insurance that is in runoff, are now included in unallocated income and expense for all periods presented.

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

        Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and other general expenses.

        Consolidated revenue by geographic area is as follows:

(millions)	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

Years ended December 31
2007	$7,471	$2,855	$809	$1,305	$1,876	$626
2006	6,881	2,789	723	1,172	1,636	561
2005	6,651	2,726	646	1,226	1,530	523

        The Risk and Insurance Brokerage Services segment consists principally of Aon's retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, and premium financing.

        The Consulting segment provides a broad range of consulting services. These services are delivered predominantly to corporate clientele utilizing two subsegments (Consulting Services and Outsourcing) that operate in the following practice areas: Consulting Services—employee benefits, compensation, management consulting, communications, strategic human resource consulting and financial advisory and litigation consulting, and Outsourcing—human resource outsourcing.

        Revenue by subsegment is as follows:

(millions) Years ended December 31	2007	2006	2005

Risk management and insurance brokerage:
Americas	$2,405	$2,319	$2,139
United Kingdom	815	732	792
Europe, Middle East & Africa	1,375	1,177	1,150
Asia Pacific	506	478	441
Reinsurance brokerage and related services	958	922	845

Total Risk and Insurance Brokerage Services	6,059	5,628	5,367
Consulting services	1,117	989	981
Outsourcing	235	293	274

Total Consulting	1,352	1,282	1,255
Intersegment revenues	(29)	(59)	(46)

Total operating segments	7,382	6,851	6,576
Unallocated income	89	30	75

Total revenue	$7,471	$6,881	$6,651

        Selected information for Aon's operating segments is as follows:

	Risk and Insurance Brokerage Services
				Consulting
(millions) Years ended December 31
	2007	2006	2005	2007	2006	2005

Revenue by geographic area:
United States	$2,159	$2,133	$1,982	$657	$708	$730
Americas, other than U.S.	661	586	530	121	113	100
United Kingdom	1,036	946	1,021	275	228	206
Europe, Middle East & Africa	1,636	1,439	1,344	240	197	186
Asia Pacific	567	524	490	59	36	33

Total revenues (1)	6,059	5,628	5,367	1,352	1,282	1,255
Compensation and benefits	3,498	3,362	3,253	823	811	780
Other general expenses (2)	1,524	1,425	1,412	340	351	365

Total expenses	5,022	4,787	4,665	1,163	1,162	1,145

Income before income tax	$1,037	$841	$702	$189	$120	$110

Identifiable assets at December 31	$12,783	$12,869	$12,500	$305	$348	$319
(1)
Excludes the elimination of intersegment revenues and expenses of $29 million, $59 million and $46 million for 2007, 2006 and 2005, respectively.

(2)
Includes depreciation and amortization expense.

        Unallocated income consists of investment income from equity, fixed-maturity and short-term investments. These investments may also include non-income producing equities.

        Unallocated expenses include administrative costs not attributable to the operating segments, such as corporate governance costs. Interest expense represents the cost of worldwide debt obligations.

        Aon has ceased writing property and casualty insurance. Property & Casualty represents revenue and related expenses of the remaining runoff operations.

        A reconciliation of segment income before tax to income from continuing operations before provision for income tax is as follows:

(millions) Years ended December 31	2007	2006	2005

Risk and Insurance Brokerage Services	$1,037	$841	$702
Consulting	189	120	110

Segment income before income tax	1,226	961	812
Unallocated investment income	81	15	5
Unallocated expenses	(132)	(106)	(112)
Property & Casualty — revenue	8	15	70
Property & Casualty — expenses	(21)	(93)	(73)
Interest expense	(138)	(129)	(125)

Income from continuing operations before provision for income tax	$1,024	$663	$577

        Selected information for Aon's investment income is as follows:

(millions) Years ended December 31	2007	2006	2005

Risk and Insurance Brokerage Services (primarily short-term investments)	$206	$196	$129
Consulting (primarily short-term investments)	9	5	4
Unallocated (primarily equity, other investments and limited partnerships)	86	20	11

Total investment income	$301	$221	$144

17.  Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2007 and 2006 are as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2007

INCOME STATEMENT DATA
Commissions, fees and other	$1,729	$1,776	$1,698	$1,967	$7,170
Investment income	69	90	77	65	301

Total revenue	$1,798	$1,866	$1,775	$2,032	$7,471

Income from continuing operations	$165	$183	$134	$190	$672
Income from discontinued operations	48	57	70	17	192

Net income	$213	$240	$204	$207	$864

PER SHARE DATA
Diluted:
Income from continuing operations	$0.51	$0.57	$0.42	$0.59	$2.10
Income from discontinued operations	0.15	0.18	0.22	0.05	0.59

Net income	$0.66	$0.75	$0.64	$0.64	$2.69

Basic:
Income from continuing operations	$0.55	$0.62	$0.45	$0.63	$2.25
Income from discontinued operations	0.16	0.19	0.24	0.06	0.65

Net income	$0.71	$0.81	$0.69	$0.69	$2.90

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	17.92	18.25	19.24	20.42	20.42
Price range	39.27-34.30	44.26-37.73	45.14-39.71	51.32-42.23	51.32-34.30
Shares outstanding	293.6	292.8	291.8	304.6	304.6
Average monthly trading volume	22.4	23.7	23.4	18.9	22.1

	1Q	2Q	3Q	4Q	2006

INCOME STATEMENT DATA
Commissions, fees and other	$1,610	$1,644	$1,581	$1,825	$6,660
Investment income	59	51	55	56	221

Total revenue	$1,669	$1,695	$1,636	$1,881	$6,881

Income from continuing operations	$136	$121	$47	$143	$447
Income from discontinued operations	61	72	59	80	272
Cumulative effect of change in accounting
principle, net of tax (1)	1	—	—	—	1

Net income	$198	$193	$106	$223	$720

PER SHARE DATA
Diluted:
Income from continuing operations	$0.40	$0.36	$0.15	$0.43	$1.33
Income from discontinued operations	0.17	0.21	0.17	0.24	0.80
Cumulative effect of change in accounting
principle (1)	—	—	—	—	—

Net income	$0.57	$0.57	$0.32	$0.67	$2.13

Basic:
Income from continuing operations	$0.42	$0.37	$0.15	$0.46	$1.41
Income from discontinued operations	0.19	0.23	0.19	0.26	0.86
Cumulative effect of change in accounting
principle (1)	—	—	—	—	—

Net income	$0.61	$0.60	$0.34	$0.72	$2.27

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	16.71	17.20	17.40	17.42	17.42
Price range	42.16-33.45	42.76-32.94	35.30-31.01	37.11-33.07	42.76-31.01
Shares outstanding	318.7	314.5	309.7	299.6	299.6
Average monthly trading volume	28.4	30.6	21.5	22.8	25.8

(1)
Adoption of FASB Statement No. 123(R), "Share-Based Payments," effective January 1, 2006, net of tax.

SCHEDULE I

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF FINANCIAL POSITION

	As of December 31
(millions)	2007	2006
ASSETS
Investments in subsidiaries	$6,590	$5,925
Other investments	242	317
Notes receivable — subsidiaries	235	40
Cash and cash equivalents	817	994
Other assets	236	199

Total Assets	$8,120	$7,475

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Subordinated debt	$726	$726
Notes payable — subsidiaries	642	390
7.375% long-term debt securities	224	224
3.5% long-term debt securities	—	297
6.2% long-term debt securities	—	250
Accrued expenses and other liabilities	307	370

Total Liabilities	1,899	2,257

STOCKHOLDERS' EQUITY
Common stock	361	347
Additional paid-in capital	3,064	2,583
Accumulated other comprehensive loss	(726)	(1,010)
Retained earnings	5,607	4,992
Less treasury stock at cost	(2,085)	(1,694)

Total Stockholders' Equity	6,221	5,218

Total Liabilities and Stockholders' Equity	$8,120	$7,475

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF INCOME

	Years Ended December 31
(millions)	2007	2006	2005
REVENUE
Dividends from subsidiaries	$520	$1,139	$915
Other investment income	105	31	21

Total Revenue	625	1,170	936

EXPENSES
Operating and administrative	12	4	12
Interest — subsidiaries	36	31	26
Interest — other	86	104	111

Total Expenses	134	139	149

INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	491	1,031	787
Income tax benefit	12	43	51

	503	1,074	838
EQUITY IN UNDISTRIBUTED INCOME OF SUBSIDIARIES	361	(354)	(103)

NET INCOME	$864	$720	$735

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31
(millions)	2007	2006	2005
Cash Flows From Operating Activities	$507	$855	$929
Cash Flows From Investing Activities:
Investments in subsidiaries	144	701	93
Other investments	60	(41)	(5)
Notes receivables from subsidiaries	(186)	(14)	39

Cash Provided by Investing Activities	18	646	127

Cash Flows From Financing Activities:
Treasury stock transactions — net	(523)	(966)	(25)
Issuance of common stock	28	50	76
Redemption of preferred stock	—	—	(50)
Issuance of notes payable and long-term debt	—	1	—
Repayment of notes payable and long-term debt	(250)	—	(250)
Notes payable to subsidiaries	219	(240)	(25)
Cash dividends to stockholders	(176)	(189)	(193)

Cash Used by Financing Activities	(702)	(1,344)	(467)

Increase (Decrease) in Cash and Cash Equivalents	(177)	157	589
Cash and Cash Equivalents at Beginning of Year	994	837	248

Cash and Cash Equivalents at End of Year	$817	$994	$837

See notes to condensed financial statements.

SCHEDULE I
(Continued)

Aon Corporation
(Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)
See notes to consolidated financial statements included in Item 15(a).

(2)
Investments in subsidiaries include approximately $3.3 billion invested in countries outside of the U.S., primarily denominated in the British Pound, the Euro, the Canadian dollar and the Australian dollar.

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

  A bank provides overdraft facilities for certain of Aon's foreign subsidiaries. Aon has guaranteed repayment of these facilities in the unlikely event that the foreign subsidiaries are unable to repay. Aon has also issued guarantees and/or other letters of support for various bank lines and various other credit facilities for certain of its foreign operations (including the Euro credit facility discussed in Note 7 to the consolidated financial statements). Aon's maximum potential liability with regard to these exposures was $795 million at December 31, 2007.

  As of November 30, 2006 in connection with the sale of AWG, Aon sold VSC. VSC will continue to remain liable to policyholders to the extent reinsurers of the property and casualty business do not meet their obligations. As a result, at both December 31, 2007 and December 31, 2006, Aon no longer reports reinsurance recoverables related to its property and casualty business, which was not part of the sale of AWG. Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which amounts to $846 million at December 31, 2007.

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

  Aon has issued various other guarantees for miscellaneous purposes at its international subsidiaries for $19 million.

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

        Based on their evaluation as of December 31, 2007, the principal executive officer and principal financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

        During the quarter ended December 31, 2007, there were no significant changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Internal Control Over Financial Reporting

        Information regarding management's report on the Registrant's Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Report and is incorporated by reference herein.

Item 9B.    Other Information.

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Election of Directors" in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 16, 2008 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth following Item 4 of Part I of this Form 10-K and is incorporated herein by reference. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.    Executive Compensation.

        Information relating to director and executive officer compensation is set forth under the headings "Director Compensation," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," and "Potential Payments on Termination or Change-in-Control" of the Proxy Statement, and all such information is incorporated herein by reference from the Proxy Statement.

        The material incorporated herein by reference to the information set forth under the heading "Compensation Committee Report" in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, as a result of this furnishing, except to the extent that it is specifically incorporated by reference by Aon.

        Information relating to compensation committee interlocks and insider participation is incorporated by reference to the information under the heading "Board of Directors and Committees" in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	47,529,552	(1)(2)	$30.71	(3)	11,481,908	(4)
Equity compensation plans not approved by security holders (5)	1,906,882		$—	(6)	—	(7)
Total	49,436,434		$30.71	(6)	11,481,908

(1)
This amount includes the following:

•
26,150,848 shares that may be issued in connection with outstanding stock options;

•
14,025,631 shares that may be issued in connection with stock awards;

•
447,048 shares that may be issued in connection with directors' compensation;

•
1,148,468 shares that may be issued in connection with deferred stock awards;

•
27,570 shares that may be issued in connection with deferred stock options;

•
869,974 shares that may be issued to satisfy obligations under the Aon Deferred Compensation Plan; and

•
4,860,013 shares (assuming a maximum payout) that may be issued in connection with the settlement of performance share units.

(2)
On November 1, 2002, the Aon Deferred Compensation Plan was amended to discontinue the distribution of shares with respect to deferrals after November 1, 2002 from the Plan. As of December 31, 2007, based on a stock price of $47.69, the maximum number of shares that could be issued under the Aon Deferred Compensation Plan was 869,974.

(3)
Indicates weighted average exercise price for 26,150,848 outstanding options under the Aon Stock Incentive Plan.

(4)
The total number of shares of stock authorized for issuance in connection with awards under the Aon Stock Incentive Plan and any pre-existing plans is 18% of total outstanding common shares. As of December 31, 2007, 9,795,354 shares remained according to such calculation. The amount shown in column (c) also includes 1,686,554 shares available for future issuance under the Aon Employee Stock Purchase Plan, including 79,079 shares subject to outstanding options for which the purchase period has not expired. Permissible awards under the Aon Stock Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, including awards the vesting, granting or settlement of which is contingent upon the achievement of specified performance goals, called "performance awards."

(5)
Below are the material features of our equity compensation plans that have not been approved by stockholders:

  Aon U.K. Sharesave Scheme

  The Aon U.K. Sharesave Scheme (the "U.K. Scheme") is available solely to employees in the United Kingdom. Under the U.K. Scheme, employees authorize Aon to deduct a specified amount from compensation each pay period for deposit into a savings account for a three-year term. If a participant's deductions continue through the last day of the term, the participant is credited with a tax-free cash bonus equal to 1.4 times the monthly payroll deduction. Participants may cease participation in the U.K. Scheme at any time and receive their deductions back, plus accrued interest. Participants are also granted options at the beginning of each savings period and may direct Aon to purchase or issue shares of Aon common stock at a price equal to 85% of the market value at the beginning of the period, utilizing the accumulated amounts in their account. Options may be exercised generally within six months after the last day of the term, or after death, injury, disability, redundancy or retirement. If a participant ceases to be employed by Aon for other reasons, or declines to purchase Aon common stock during any of the available purchase periods, the participant's right to purchase shares of Aon common stock or accumulate additional payroll deductions lapses. The U.K. Scheme was approved by the Board of Directors in 1999. No specific authorization of shares of Aon common stock for the U.K. Scheme has been made. As of December 31, 2007, the number of shares that could be issued under the plan was 271,233.

  Employee Stock Purchase Plan (The Netherlands)

  The Netherlands Employee Stock Purchase Plan provides employees of Aon and participating subsidiaries in the Netherlands the opportunity to purchase Aon common stock at a 15% discount. Contributions to this plan are made through payroll deductions. The maximum amount is not more than 15% of gross annual income with a maximum of U.S. $10,000. As of December 31, 2007, the number of shares that could be issued under the plan was 686 shares.

  Aon Supplemental Savings Plan

  The Aon Supplemental Savings Plan (the "Supplemental Plan") was adopted by the Board of Directors (the "Board") in 1998. It is a nonqualified supplemental retirement plan that provides benefits to participants in the Aon Savings Plan (the "ASP") whose employer matching contributions are limited because of IRS-imposed restrictions. Prior to January 1, 2004, participants covered under the Supplemental Plan were credited with an additional matching allocation they would have received under the former ASP provisions — 100% of the first 1% to 3% of compensation ("Tier I") and 75% of the next 4% to 6% of compensation ("Tier 2") — had compensation up to $500,000 been considered. Between January 1, 2004 and December 31, 2005, only participants defined as employees of Aon Consulting's Human Resource Outsourcing Group maintained the matching provision in the Supplemental Plan. Participants may elect to have Tier I allocations credited to their accounts as if invested in a money market account or as if invested in Aon common stock. Tier I allocations directed to an Aon common stock account may not be moved to the money market account, regardless of the participant's age. As of January 1, 2006, no participants are eligible for Tier I or Tier II matching allocations. Before the beginning of each plan year, an election may be made by any participant to transfer some or all of a participant's money market account to the Aon common stock account. All amounts credited to the Aon common stock account are credited with dividends and other investment returns as under the ASP fund.

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

  Awards to Gregory C. Case Pursuant to Employment Agreement

  Pursuant to the Employment Agreement between Gregory C. Case and Aon, dated April 4, 2005, the terms of which are described in the Proxy Statement under the heading "Executive Compensation" and are incorporated herein by reference, Mr. Case was granted certain equity compensation awards outside of the Stock Incentive Plan as inducement for his employment with Aon. Those awards consisted of 125,000 restricted stock units and an option to purchase 325,000 shares of Aon common stock, for a total of 450,000 shares.

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

Item 14.    Principal Accountant Fees and Services.

        Information required by this Item is included under the caption "Proposal 2 — Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
(1) and (2). The following documents have been included in Part II, Item 8.

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Controls over Financial Reporting
  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position — As of December 31, 2007 and 2006
  Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005
  Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005
  Consolidated Statements of Stockholders' Equity — Years Ended December 31, 2007, 2006 and 2005
  Notes to Consolidated Financial Statements

        Financial statement schedule of the Registrant and consolidated subsidiaries filed herewith:

  Consolidated Financial Statement Schedule —

Schedule
Condensed Financial Information of Registrant	I

        All other schedules for the Registrant and consolidated subsidiaries have been omitted because the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the respective financial statements or notes thereto.

(a)(3).    List of Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.
2.1.*
Purchase Agreement dated as of June 30, 2006 between Aon Corporation ("Aon") and Warrior Acquisition Corp. — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 3, 2006.
2.2.*
Limited Guarantee of Onex Partners II, L.P. dated June 30, 2006 with respect to the Purchase Agreement dated June 30, 2006 between Aon and Warrior Acquisition Corp. — incorporated by reference to Exhibit 2.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
2.3.*
Agreement and Plan of Merger dated as of July 16, 2001 among Aon, Ryan Holding Corporation of Illinois, Ryan Enterprises Corporation of Illinois, Holdco #1, Inc., Holdco #2, Inc., Patrick G. Ryan, Shirley W. Ryan and the stockholders of Ryan Holding Corporation of Illinois and of Ryan Enterprises Corporation of Illinois set forth on the signature pages thereto — incorporated by reference to Exhibit 99.2 (Exhibit II) of Schedule 13D (File Number 005-32053) filed on July 17, 2001.
2.4.	Stock Purchase Agreement dated as of December 14, 2007 between Aon and ACE Limited.
2.5.	Stock Purchase Agreement dated as of December 14, 2007 between Aon and Munich-American Holding Corporation.

Articles of Incorporation and By-Laws.
3.1.*	Second Restated Certificate of Incorporation of Aon Corporation — incorporated by reference to Exhibit 3(a) to Aon's Annual Report on Form 10-K for the year ended December 31, 1991.
3.2.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
3.3.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Current Report on Form 8-K filed on May 9, 2000.
3.4.*	Bylaws of Aon Corporation, as amended on November 18, 2005 — incorporated by reference to Exhibit 3.2 to Aon's Current Report on Form 8-K filed on November 23, 2005.
Instruments Defining the Rights of Security Holders, Including Indentures.
4.1.*
Indenture dated as of September 15, 1992 between Aon and Continental Bank Corporation (now known as Bank of America Illinois), as Trustee — incorporated by reference to Exhibit 4(a) to Aon's Current Report on Form 8-K filed on September 23, 1992.
4.2.*
Junior Subordinated Indenture dated as of January 13, 1997 between Aon and The Bank of New York, as Trustee — incorporated by reference to Exhibit 4.1 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997 (the "Capital Securities Registration").
4.3.*	First Supplemental Indenture dated as of January 13, 1997 between Aon and The Bank of New York, as Trustee — incorporated by reference to Exhibit 4.2 to the Capital Securities Registration.
4.4.*	Certificate of Trust of Aon Capital A — incorporated by reference to Exhibit 4.3 to the Capital Securities Registration.
4.5.*
Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among Aon, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities — incorporated by reference to Exhibit 4.5 to the Capital Securities Registration.
4.6.*
Capital Securities Guarantee Agreement dated as of January 13, 1997 between Aon and The Bank of New York, as Guarantee Trustee — incorporated by reference to Exhibit 4.8 to the Capital Securities Registration.
4.7.*
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.10 to the Capital Securities Registration.
4.8.*
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.11 to the Capital Securities Registration.

4.9.*
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.12 to the Capital Securities Registration.
4.10.*
Indenture dated as of December 31, 2001 between Private Equity Partnership Structures I, LLC, as issuer, and The Bank of New York, as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent — incorporated by reference to Exhibit 4(i) to Aon's Annual Report on From 10-K for the year ended December 31, 2001.
4.11.*
Indenture dated as of December 16, 2002 between Aon and The Bank of New York, as Trustee (including form of note) — incorporated by reference to Exhibit 4(a) to Aon's Registration Statement on Form S-4 (File No. 333-103704) filed on March 10, 2003.
4.12.*
Registration Rights Agreement dated as of December 16, 2002 between Aon and Salomon Smith Barney Inc., Credit Suisse First Boston Corporation, BNY Capital Markets, Inc. and Wachovia Securities, Inc. — incorporated by reference to Exhibit 4(b) to Aon's Registration Statement on Form S-4 (File No. 333-103704) filed on March 10, 2003.
4.13.*
Indenture dated as of April 12, 2006 among Aon Finance N.S.1, ULC, Aon and Computershare Trust Company of Canada, as Trustee — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 18, 2006.
Material Contracts.
10.1.*
Stock Restriction Agreement dated as of July 16, 2001 among Aon, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 — incorporated by reference to Exhibit 99.3 (Exhibit III) of Schedule 13D (File Number 005-32053) filed on July 17, 2001.
10.2.*
Escrow Agreement dated as of July 16, 2001 among Aon, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M. W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as Escrow Agent — incorporated by reference to Exhibit 99.4 (Exhibit IV) of Schedule 13D (File Number 005-32053) filed on July 17, 2001.
10.3.*
Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed March 7, 2005.

10.4.*
$600 million Three-Year Credit Agreement dated as of February 3, 2005 among Aon, Citibank, N.A., as Administrative Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 8, 2005.
10.5.*
Amendment No. 1 dated as of September 30, 2005 to $600 million Three-Year Credit Agreement, dated as of February 3, 2005, among Aon, Citibank, N.A., as Administrative Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed October 5, 2005.
10.6.*
€650 million Facility Agreement dated February 7, 2005 among Aon, Citibank International plc, as Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 8, 2005.
10.7.*
Transfer and Amendment Agreement dated October 24, 2005 to €650 million Facility Agreement dated February 7, 2005 among Aon, Citibank International plc, as Agent, and the lenders and other parties listen therein — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed October 26, 2005.
10.8.*#
Aon Corporation Outside Director Deferred Compensation Agreement by and among Aon and Registrant's directors who are not salaried employees of Aon or Registrant's affiliates — incorporated by reference to Exhibit 10(d) to Aon's Annual Report on Form 10-K for the year ended December 31, 1999.
10.9.#	Aon Corporation Outside Director Deferred Compensation Plan.
10.10.*#	Aon Corporation Non-Employee Directors' Deferred Stock Unit Plan — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on From 10-Q for the quarter ended June 30, 2006.
10.11.*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan — incorporated by reference to Exhibit 10(b) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.12.#
Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) and First Amendment to Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003).
10.13.*#
Second Amendment to the Aon Corporation Outside Directors Stock Award and Retirement Plan — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on From 10-Q for the quarter ended June 30, 2006.
10.14.*#	Senior Officer Incentive Compensation Plan, as amended and restated — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2006.
10.15.*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.
10.16.*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.

10.17.*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.18.*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.19.*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.20.#	Form of Restricted Stock Unit Agreement.
10.21.*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.22.*#
First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.23.*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 99.D(3) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.24.*#
Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.25.*#
Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 4.6 on Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on June 27, 2003.
10.26.#	First Amendment to Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002).
10.27.#	Seventh Amendment to the Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002).
10.28.*#	Form of Severance Agreement — incorporated by reference to Exhibit 10(z) to Aon's Annual Report on Form 10-K for the year ended December 31, 2004.
10.29.*#	Aon Corporation Executive Special Severance Plan — incorporated by reference to Exhibit 10(aa) to Aon's Annual Report on Form 10-K for the year ended December 31, 2004.
10.30.#
Aon Corporation Excess Benefit Plan and the following amendments to the Aon Corporation Excess Benefit Plan: First Amendment, Second Amendment, Third Amendment, Fifth Amendment (repealing 4th Amendment), Sixth Amendment (amending Section 4.1), Sixth Amendment (amending Article VII), and the Eighth Amendment.
10.31.#
2002 Restatement of Aon Pension Plan and the following amendments to the 2002 Restatement of Aon Pension Plan: First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment, Eighth Amendment, Ninth Amendment (amending Section 9.02), Ninth Amendment (amending multiple Sections), and the Tenth Amendment.

10.32.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2000 Award) — incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 15, 2007.
10.33.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2002 Award) — incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on August 15, 2007.
10.34.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Michael D. O'Halleran — incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on August 15, 2007.
10.35.*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.36.*#
Employment Agreement dated as of July 15, 2005 between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.37.*#	Letter Agreement dated as of December 9, 2005 between Aon Corporation and Patrick G. Ryan — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed December 9, 2005.
10.38.*#
Employment Agreement dated January 1, 2001, as amended September 29, 2004, between Aon and Michael D. O'Halleran — incorporated by reference to Exhibit 10(l) to Aon's Annual Report on Form 10-K for the year ended December 31, 2004.
10.39.*#
Amendment No. 2 to Employment Agreement between Aon Corporation and Michael D. O'Halleran — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.40.*#
Amendment No. 3 to Employment Agreement dated as of December 15, 2007 between Aon Corporation and Michael D. O'Halleran — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 20, 2007.
10.41.*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.
10.42.*#
Transition Agreement, effective as of October 12, 2007, between Aon Corporation and David P. Bolger — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2007.
10.43.#	Deferred Compensation Agreement dated December 31, 1980 between Combined Insurance Company of America and Richard M. Ravin.
10.44.#	Deferred Compensation Agreement dated December 29, 1981 between Combined Insurance Company of America and Richard M. Ravin.
10.45.#	Deferred Compensation Agreement dated January 8, 1983 between Combined Insurance Company of America and Richard M. Ravin.
10.46.#	Letter dated November 10, 2005 to Richard M. Ravin from Aon.
10.47.#	Transition Agreement dated December 13, 2007 between Aon, Combined Insurance Company of America and Richard M. Ravin.

10.48.#	Executive Agreement dated April 22, 2005 between Aon Limited and Stephen P. McGill.
10.49.#	Letter dated December 31, 2007 to Stephen P. McGill from Aon Limited.
10.50.#	Letter dated January 30, 2008 to Stephen P. McGill from Aon Limited.
10.51.#	Overseas Assignment Letter dated July 26, 2006 between Aon Limited and Stephen P. McGill.
Statements re: Computation of Ratios
12.1.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
12.2.	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Subsidiaries of the Registrant.
21	List of Subsidiaries of Aon.
Consents of Experts and Counsel.
23	Consent of Ernst & Young LLP.
Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
Section 1350 Certifications.
32.1	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

*
Document has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference herein. Unless otherwise indicated, such document was filed under Commission File Number 001-07933.

#
Indicates a management contract or compensatory plan or arrangement.

        The registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of (1) any long-term debt instruments that have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, and (2) any schedules omitted with respect to any material plan of acquisition, reorganization, arrangement, liquidation or succession set forth above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aon Corporation
	By:	/s/ GREGORY C. CASE Gregory C. Case, President and Chief Executive Officer
Date: February 27, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE Gregory C. Case	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2008
/s/ PATRICK G. RYAN Patrick G. Ryan	Executive Chairman and Director	February 27, 2008
/s/ FULVIO CONTI Fulvio Conti	Director	February 27, 2008
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	February 27, 2008
/s/ JAN KALFF Jan Kalff	Director	February 27, 2008
/s/ LESTER B. KNIGHT Lester B. Knight	Director	February 27, 2008
/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 27, 2008

/s/ R. EDEN MARTIN R. Eden Martin	Director	February 27, 2008
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	February 27, 2008
/s/ ROBERT S. MORRISON Robert S. Morrison	Director	February 27, 2008
/s/ RICHARD B. MYERS Richard B. Myers	Director	February 27, 2008
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	February 27, 2008
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	February 27, 2008
/s/ GLORIA SANTONA Gloria Santona	Director	February 27, 2008
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	February 27, 2008
/s/ DAVID P. BOLGER David P. Bolger	Executive Vice President and, Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2008

QuickLinks

PART I
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