Form 10-Q
period 2008-03-31
AON CORP
filed 2008-05-09
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

(312) 381-1000

(Registrant’s Telephone Number,

Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐    NO ☒

Number of shares of common stock outstanding as of March 31, 2008:

Class	Shares

$1.00 par value Common	298,726,078

Part 1 Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Mar. 31, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$452	$584
Short-term investments	771	1,209
Receivables	1,938	2,002
Net fiduciary assets	11,189	9,498
Other current assets	223	221
Assets held for sale	4,446	4,388
Total Current Assets	19,019	17,902
Goodwill	5,175	4,935
Other intangible assets	239	204
Fixed assets, net	507	498
Long-term investments	416	417
Other non-current assets	1,151	921
TOTAL ASSETS	$26,507	$24,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Net fiduciary liabilities	$11,189	$9,498
Short-term debt	84	252
Accounts payable and accrued liabilities	1,206	1,418
Other current liabilities	286	289
Liabilities held for sale	2,978	3,025
Total Current Liabilities	15,743	14,482
Long-term debt	1,995	1,893
Pension, post employment and post retirement liabilities	1,288	1,251
Other non-current liabilities	1,029	1,030
TOTAL LIABILITIES	20,055	18,656

STOCKHOLDERS’ EQUITY
Common stock-$1 par value	361	361
Additional paid-in capital	3,066	3,064
Retained earnings	5,767	5,607
Accumulated other comprehensive loss	(396)	(726)
Treasury stock at cost	(2,346)	(2,085)
TOTAL STOCKHOLDERS’ EQUITY	6,452	6,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,507	$24,877

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(millions, except per share data)	Mar. 31, 2008	Mar. 31, 2007

Revenue
Commissions, fees and other	$1,873	$1,729
Investment income	59	69
Total revenue	1,932	1,798

Expenses
Compensation and benefits	1,166	1,053
Other general expenses	431	423
Depreciation and amortization	50	47
Total operating expenses	1,647	1,523
	285	275

Interest expense	33	35
Other income	(4)	—
Income from continuing operations before provision for income tax	256	240
Provision for income tax	77	75
Income from continuing operations	179	165

Income from discontinued operations	63	73
Provision for income tax	24	25
Income from discontinued operations, net of tax	39	48

Net income	$218	$213

Basic net income per share
Continuing operations	$0.59	$0.55
Discontinued operations	0.13	0.16
Net income	$0.72	$0.71

Diluted net income per share
Continuing operations	$0.56	$0.51
Discontinued operations	0.12	0.15
Net income	$0.68	$0.66

Cash dividends per share paid on common stock	$0.15	$0.15

Diluted average common and common equivalent shares outstanding	319.8	324.4

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	Mar. 31,	Mar. 31,
(millions)	2008	2007

Cash Flows from Operating Activities:
Net income	$218	$213
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization of property, equipment and software	36	40
Stock compensation expense	82	51
Amortization of intangible assets	14	10
Valuation changes on investments, income on disposals and net bond amortization	5	(2)
Income taxes	(3)	61
Contribution to major defined benefit pension plans in excess of expense	(45)	(23)
Cash paid (in excess of) less than expense for restructuring plans	19	(20)
Change in funds held on behalf of brokerage and consulting clients	500	560
Change in insurance underwriting assets and liabilities
Net reinsurance and net due and deferred premium	2	36
Prepaid premiums	5	25
Deferred policy acquisition costs	(3)	1
Policy liabilities	8	43
Net due reinsurance	—	36
Change in other assets and liabilities
Accounts payable and accrued liabilities	(268)	(362)
Other assets and liabilities - net	(54)	147
Cash Provided by Operating Activities	516	816

Cash Flows from Investing Activities:
Sale of investments
Fixed maturities
Maturities	38	38
Calls and prepayments	25	20
Sales	176	184
Equity securities and other investments	1	15
Purchase of investments
Fixed maturities	(258)	(293)
Other investments	—	(1)
Short-term investments - net	(74)	41
Acquisition of subsidiaries	(47)	(190)
Proceeds from sale of operations	1	—
Property and equipment and other - net	(29)	(35)
Cash Used by Investing Activities	(167)	(221)

Cash Flows from Financing Activities:
Issuance of common stock	3	11
Treasury stock transactions - net	(346)	(283)
Repayments of short-term borrowings - net	(169)	(41)
Issuance of long-term debt	348	250
Repayments of long-term debt	(290)	(423)
Cash dividends to stockholders	(46)	(44)
Cash Used by Financing Activities	(500)	(530)

Effect of Exchange Rate Changes on Cash	19	5
Increase (Decrease) in Cash	(132)	70
Cash at Beginning of Period	584	281
Cash at End of Period	$452	$351

See the accompanying notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon” or “the Company”) considers necessary for a fair presentation.  Operating results for the first quarter ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2007 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except as described in Note 12.

The Company’s operations include collecting premiums and claims amounts from clients and insurers. Effective March 31, 2008 unremitted amounts are reported as fiduciary assets and liabilities. Previously, assets were reported in short-term investments and receivables. 2007 amounts have been reclassified to conform to this presentation. At March 31, 2008, short-term investments of $3.8 billion and receivables of $7.4 billion are included in the Company’s net fiduciary assets. At December 31, 2007, short-term investments of $3.1 billion and receivables of $6.4 billion are included in the Company’s net fiduciary assets.

2.             New Accounting Pronouncement

In March 2008, the Financial Accounting Standards Board issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement changes disclosure requirements for derivative instruments and hedging activities.  Companies are required to provide enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.

3.             Stock Compensation Plans

Aon’s Stock Incentive Plan (as amended and restated) provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”).  The annual rate at which awards are granted each year is based upon financial and competitive business conditions.

Compensation expense

Stock based compensation expense recognized during 2008 and 2007, which includes RSUs, stock options, performance plan awards and stock purchases related to the Employee Stock Purchase Plan, are based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).  Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense related to all stock-based payments, recognized in continuing operations in the condensed consolidated statements of income in compensation and benefits (in millions):

	Three months ended
	March 31,
	2008	2007
RSUs	$45	$33
Performance plans	14	8
Stock options	6	6
Employee stock purchase plan	1	1
Total	$66	$48

Stock Awards

Stock awards, in the form of RSUs, are granted to certain executives and key employees of Aon.  Prior to 2006, RSUs granted to employees were service-based.  Beginning with awards granted in 2006, awards to employees may consist of performance-based RSUs and service-based RSUs.  Service-based awards generally vest between five and ten years from the date of grant.  For most employees, individuals whose incentive compensation is over $50,000 are partially paid in RSUs, which vest ratably over three years.  Stock awards are issued as they vest.  With certain limited exceptions, any break in continuous employment will cause forfeiture of all unvested awards.  The compensation cost associated with each stock award is amortized over the service period using the straight-line method.  Dividend equivalents are paid on certain service-based RSUs, based on the initial grant amount.

Performance-based RSUs are granted to certain executives and key employees.  Vesting of performance-based RSUs is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period.  The performance condition is not considered in the determination of grant date fair value of these awards.  Compensation cost is recognized over the performance period, and in certain cases an additional vesting period, based on management’s estimate of the number of units expected to vest.  Compensation cost will be adjusted to reflect the actual number of shares earned at the end of the programs.  The issuance of shares under these performance-based plans may range from 0-200% of the number of units granted, based on the plan.  Dividend equivalents are generally not paid on performance-based RSUs.

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	Three months ended
	March 31,
	2008	2007
Potential RSUs to be issued based on current performance levels	5,676	3,648
Shares forfeited during the period	22	—
RSUs awarded during the period	—	9
Unamortized expense, based on current performance levels	$109	$101

A summary of Aon’s non-vested stock awards is as follows (shares in thousands):

	2008		2007
Three months ended March 31,	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of period	14,150	$31	12,870	$28
Granted	2,088	41	2,257	36
Vested	(2,628)	28	(1,420)	29
Forfeited	(113)	32	(54)	29
Non-vested at end of period	13,497	33	13,653	29

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

Aon uses a lattice-binomial option-pricing model to value stock options.  Lattice-based option valuation models utilize a range of assumptions over the expected term of the options.  Expected volatilities are based on the average of the historical volatility of Aon’s stock price and the implied volatility of traded options and Aon’s stock.  Aon uses historical data to estimate option exercise and employee terminations within the valuation model, stratifying between executives and key employees.  The expected dividend yield assumption is based on the Company’s historical and expected future dividend rate.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended March 31,
	2008		2007
	Executives	Key Employees	Executives	Key Employees
Weighted average volatility	29.3%	29.3%	26.2%	26.2%
Expected dividend yield	1.3%	1.3%	1.7%	1.7%
Risk-free rate	3.3%	3.4%	4.7%	4.7%

Weighted average expected life, in years	5.1	5.7	4.6	5.8
Weighted average estimated fair value per share	$11.26	$12.28	$9.58	$10.08

A summary of Aon’s stock options is as follows (shares in thousands):

	Three months ended March 31,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	26,479	$31	32,889	$30
Granted	898	41	1,001	37
Excercised	(1,042)	29	(2,009)	28
Forfeited and expired	(1,285)	42	(236)	31
Outstanding at end of period	25,050	31	31,645	30
Excercisable at end of period	14,517	30	19,367	31

The weighted average remaining contractual life, in years, of outstanding options was 5.1 years and 5.5 years at March 31, 2008 and 2007, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $40.20 as of March 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2008, the aggregate intrinsic value of options outstanding was $249 million, of which $149 million was exercisable.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 were $14 million and $20 million, respectively.

Unamortized deferred compensation expense, which includes both options and awards, amounted to $349 million as of March 31, 2008, with a remaining weighted-average amortization period of approximately 2.1 years.

Cash received from the exercise of stock options was $24 million and $62 million during the three months ended March 31, 2008 and 2007, respectively.  The tax benefit realized from stock options exercised in the first three months of 2008 and 2007 was $4 million and $8 million, respectively.

During the first three months ended March 31, 2008, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

4.             Income Per Share

                Income per share is calculated as follows:

	Three months ended March 31,
(millions, except per share data)	2008	2007
Income from continuing operations	$179	$165
Income from discontinued operations, net of tax	39	48
Net income for basic per share calculation	218	213
Interest expense on convertible debt securities, net of tax	—	1
Net income for diluted per share calculation	$218	$214
Basic shares outstanding	304	298
Effect of convertible debt securities	—	14
Common stock equivalents	16	12
Diluted potential common shares	320	324
Basic net income per share:
Continuing operations	$0.59	$0.55
Discontinued operations	0.13	0.16
Net income	$0.72	$0.71
Diluted net income per share:
Continuing operations	$0.56	$0.51
Discontinued operations	0.12	0.15
Net income	$0.68	$0.66

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 4 million and 6 million at March 31, 2008 and 2007, respectively.

5.             Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three months ended March 31,
(millions)	2008	2007
Net income	$218	$213
Net derivative gains (losses)	3	(2)
Net unrealized investment gains	13	9
Net foreign exchange gains	306	44
Change in postretirement plans	8	38
	$548	$302

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	March 31, 2008	December 31, 2007
Net derivative gains	$27	$24
Net unrealized investment gains	89	76
Net foreign exchange translation	590	284
Postretirement plans	(1,102)	(1,110)
Accumulated other comprehensive loss	$(396)	$(726)

6.             Business Segments

Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting.  Unallocated income and expense, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying condensed consolidated financial statements.

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, and premium financing.  The Consulting segment provides a broad range of consulting services.  These services are delivered predominantly to corporate clientele utilizing two subsegments (Consulting Services and Outsourcing) that operate in the following practice areas: Consulting Services - employee benefits, compensation, management consulting, communications, strategic human resource consulting and financial advisory and litigation consulting, and Outsourcing - human resource outsourcing.  Results relating to Aon’s accident, health and life operations, which were previously reported in a separate Insurance Underwriting segment, have been reclassified to discontinued operations for all periods presented.  The remaining operations that were previously reported in the Insurance Underwriting segment, which relate to property and casualty insurance that is in runoff, are now included in unallocated income and expense for all periods presented.  Unallocated income consists of investment income from equity, fixed-maturity and short-term investments.  These assets include non-income producing equities.  Unallocated expenses include administrative costs not attributable to the operating segments, such as corporate governance costs.  Interest expense represents the cost of worldwide debt obligations.

The accounting policies of the operating segments are the same as those described in this Form 10-Q and Aon’s Annual Report on Form 10-K for the year ended December 31, 2007, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purposes of assisting in making internal operating decisions.  Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were from third parties, that is, considered by management to be at current market prices.

Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues.  Intercompany revenues and expenses are eliminated in computing consolidated revenues and other general expenses.

Revenue by subsegment is as follows:

	Three months ended
	March 31,
(millions)	2008	2007
Risk management and insurance brokerage:
Americas	$531	$519
United Kingdom	161	156
Europe, Middle East & Africa	525	434
Asia Pacific	110	100
Reinsurance brokerage and related services	264	247
Total Risk and Insurance Brokerage Services	1,591	1,456

Consulting services	289	264
Outsourcing	54	65
Total Consulting	343	329

Intersegment revenues	(9)	(10)
Total operating segments	1,925	1,775
Unallocated income	7	23

Total revenue	$1,932	$1,798

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

Three months ended March 31:	Risk and Insurance Brokerage Services		Consulting
(millions)	2008	2007	2008	2007
Revenue
United States	$479	$488	$152	$163
Americas, other than U.S.	158	130	33	30
United Kingdom	220	217	64	61
Europe, Middle East & Africa	608	512	76	62
Asia Pacific	126	109	18	13
Total revenue	$1,591	$1,456	$343	$329

Income before income tax	$244	$242	$63	$47

A reconciliation of segment income before income tax to income from continuing operations before provision for income tax is as follows:

	Three months ended
	March 31,
(millions)	2008	2007
Risk and Insurance Brokerage Services	$244	$242
Consulting	63	47
Segment income before income tax	307	289
Unallocated investment income	5	22
Unallocated expenses	(21)	(34)
Property & Casualty - revenues	2	1
Property & Casualty - expenses	(4)	(3)
Interest expense	(33)	(35)
Income from continuing operations before provision for income tax	$256	$240

7.             Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill is allocated to Aon’s various reporting units, which are either its operating segments or one reporting level below the operating segments. Goodwill is not amortized but is instead subject to impairment testing at least annually. When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included.

The changes in the net carrying amount of goodwill by operating segment for the three months ended March 31, 2008 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Total
Balance as of December 31, 2007	$4,547	$388	$4,935
Goodwill acquired	10	—	10
Foreign currency revaluation	232	(2)	230
Balance as of March 31, 2008	$4,789	$386	$5,175

Other intangible assets are classified into two categories:

•      “Customer Related and Contract Based” include client lists as well as non-compete covenants, and

•      “Marketing, Technology and Other” are all other purchased intangibles.

Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Marketing, Technology and Other	Total
As of March 31, 2008
Gross carrying amount	$230	$362	$592
Accumulated amortization	172	181	353
Net carrying amount	$58	$181	$239

(millions)	Customer Related and Contract Based	Marketing, Technology and Other	Total
As of December 31, 2007
Gross carrying amount	$206	$332	$538
Accumulated amortization	168	166	334
Net carrying amount	$38	$166	$204

Amortization expense for intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $64 million, $43 million, $42 million, $37 million and $30 million, respectively.

8.             Restructuring Charges

                2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”). The Company estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $360 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income. The Company expects the restructuring and related expenses to affect continuing operations through the end of 2009.

Below is a summary of the 2007 Plan restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	Actual			Estimated
(millions)	Full Year 2007	First Quarter 2008	Total Incurred to Date	Total for Restructuring Period (1)
Workforce reduction	$17	$51	$68	$205
Lease consolidation	22	5	27	89
Asset impairments	4	2	6	47
Other costs associated with restructuring	3	2	5	19
Total restructuring and related expenses	$46	$60	$106	$360

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

	Actual			Estimated
(millions)	Full Year 2007	First Quarter 2008	Total Incurred to Date	Total for Restructuring Period
Risk and Insurance Brokerage Services	$41	$57	$98	$315
Consulting	5	3	8	45
Total restructuring and related expenses	$46	$60	$106	$360

As of March 31, 2008, the Company’s liabilities for the 2007 plan are as follows:

(millions)
Balance at January 1, 2007	$—
Expensed in 2007	42
Cash payments in 2007	(17)
Balance at December 31, 2007	25
Expensed in 2008	58
Cash payments in 2008	(25)
Foreign exchange translation	1
Balance at March 31, 2008	$59

2005 Restructuring Plan

In 2005, the Company commenced a restructuring that resulted in cumulative pretax charges totaling $366 million, of which $9 million and $1 million was recorded in continuing and discontinued operations, respectively, in first quarter 2007. Restructuring costs included $3 million in workforce reductions, $3 million in lease consolidation costs, $2 million of asset impairments and $2 million of other expenses. These costs are included in compensation and benefits, other general expense and depreciation and amortization in the accompanying condensed consolidated statements of income.

Restructuring and related expenses incurred by segment were as follows:  Risk and Insurance Brokerage Services - $7 million and Consulting - $2 million.  $1 million of expenses is included in Income from Discontinued Operations.

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at December 31, 2006	$134
Expensed in 2007	38
Cash payments in 2007	(110)
Foreign currency revaluation	1
Balance at December 31, 2007	63
Credit to expense in 2008	(1)
Cash payments in 2008	(15)
Foreign exchange translation	1
Balance at March 31, 2008	$48

Aon’s unpaid restructuring liabilities are included in accounts payable and accrued liabilities as well as other non-current liabilities in the condensed consolidated statements of financial position.

9.             Capital Stock

During the first three months of 2008, Aon issued 36,000 new shares of common stock for employee benefit plans.  In addition, Aon reissued approximately 2.9 million shares of treasury stock for employee benefit programs and 77,000 shares in connection with the employee stock purchase plans.

In 2007, Aon announced that its Board of Directors had increased the authorized repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  The Company repurchased approximately 8.9 million shares at a total cost of $375 million in first quarter 2008.  In the second quarter 2008 through May 5, the Company had repurchased 11.9 million shares at a cost of $532 million.

There are also 22.4 million shares of common stock held in treasury at March 31, 2008 which are restricted as to their reissuance.

10.          Disposal of Operations

In fourth quarter 2007, the Company announced that it had signed separate definitive agreements to sell its Combined Insurance Company of America (“CICA”) and Sterling Life Insurance Company (“Sterling”)

subsidiaries.  These two subsidiaries were previously included in the Insurance Underwriting segment.  On April 1, 2008, the CICA business was sold to ACE Limited for cash consideration of $2.56 billion, and Sterling was sold to Munich Re Group for cash consideration of $352 million.  Additionally, CICA paid a $325 million dividend to Aon before the sale transaction was completed.  The expected pretax gain on the sale of these businesses is approximately $1.3 billion, which will be recognized in the second quarter 2008.  The final purchase price is subject to adjustment based on agreed to net worth calculations.

Aon’s insurance subsidiaries have been involved in both the cession and assumption of reinsurance with other companies.  Aon’s reinsurance consists primarily of certain property and casualty lines that are in runoff.  Aon’s insurance subsidiaries remain liable to the extent that the reinsurers are unable to meet their obligations.  In connection with the sale of Aon Warranty Group (“AWG”) in 2006, Aon sold Virginia Surety Company (“VSC”).  VSC remains liable to policyholders to the extent reinsurers of the property and casualty business do not meet their obligations.  Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which total $785 million at March 31, 2008.  The estimated fair value of the guarantee was $14 million at March 31, 2008.

A&A Discontinued Operations

Prior to its acquisition by Aon, Alexander & Alexander Services, Inc. (“A&A”) discontinued its property and casualty insurance underwriting operations in 1985, some of which were then placed into run-off, with the remainder sold in 1987.  In connection with those sales, A&A provided indemnities to the purchaser for various estimated and potential liabilities, including provisions to cover future losses attributable to insurance pooling arrangements, a stop-loss reinsurance agreement, and actions or omissions by various underwriting agencies previously managed by an A&A subsidiary.

As of March 31, 2008, the liabilities associated with the foregoing indemnities were included in other non-current liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $67 million.  Reinsurance recoverables and other assets related to these liabilities are $85 million.  The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regard to asbestos, pollution and other health exposures.  Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of all these businesses are classified as discontinued operations as follows:

	Three months ended
	March 31,
(millions)	2008	2007
Revenues: CICA and Sterling	$677	$583

Pretax income:
Operations:
CICA and Sterling	$66	$71
Other	—	1
	66	72
Gain (loss) on sale	(3)	1
Total	$63	$73

After-tax income (loss):
Operations	$41	$47
Sale	(2)	1
Total	$39	$48

11.          Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., The Netherlands, and Canada.

	U.S.		International
(millions) Three months ended March 31,	2008	2007	2008	2007
Service cost	$12	$14	$6	$16
Interest cost	26	25	75	66
Expected return on plan assets	(32)	(30)	(80)	(76)
Amortization of prior service costs	(4)	(4)	—	—
Amortization of net loss	6	11	10	20
Net periodic benefit cost	$8	$16	$11	$26

Aon previously disclosed in its 2007 financial statements that it expected to contribute $8 million and $187 million in 2008 to its U.S. and material international defined benefit plans, respectively.  Based on current rules and assumptions, Aon now plans to contribute $181 million to its material international defined benefit pension plans.  As of March 31, 2008, contributions of $2 million have been made to the U.S. pension plans and $62 million to its material international pension plans.

12.          Fair Value

Aon adopted the provisions of FASB Statement No. 157, Fair Value Measurements and Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities as of January 1, 2008.  Both standards address aspects of fair-value accounting.  Statement No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. Under Statement No. 159, the Company has the ability to elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings.  After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur.  The fair value election may not be revoked once an election is made. The implementation of Statement No. 157 did not have a material impact on the condensed consolidated financial statements.  When adopting Statement No. 159, the Company did not elect to report any additional financial instruments at fair value.

Statement No. 157 establishes a hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.

The fair-value hierarchy consists of three levels:

•      Level 1 – Quoted prices for identical instruments in active markets.

•      Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•      Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

This hierarchy requires the use of observable market data when available.

Aon measures fair value using the procedures set forth below for all assets and liabilities measured at fair value, irrespective of whether they are carried at fair value.

When available, the Company generally uses quoted market prices to determine fair value, and classifies such items in Level 1.  In some cases where a market price is available, the Company will make use of acceptable practical expedients (such as matrix pricing) to estimate fair value, in which case the items are classified in Level 2.

If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency rates, option volatilities, etc.  Items valued using such internally generated valuation techniques are classified according to the lowest level input that is significant to the valuation.  Thus, an item may be classified in Level 3 even though there may be some significant inputs that are observable.

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008.

		Fair Value Measurements at March 31, 2008 Using

(millions)	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Short-term investments including money market funds and highly liquid debt securities	$3,347	$—	$3,347	$—
Other investments	313	—	150	163
Derivative assets	103	—	102	1
Derivative liabilities	8	—	8	—
Retained interest assets	63	—	—	63
Liability for guarantees	14	—	—	14

The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2008.

	Fair Value Measurements Using Level 3 Inputs
(millions)	Other Investments	Derivatives	Retained Interests	Guarantees
Balance at December 31, 2007	$168	$1	$103	$(12)
Total gains (losses):
Included in earnings	—	(2)	17	(2)
Included in other comprehensive income	(5)	—	5	—
Purchases, issuances and settlements	—	2	(62)	—
Balance at March 31, 2008	$163	$1	$63	$(14)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at March 31, 2008	$—	$(2)	$17	$(2)

Gains (losses), both realized and unrealized, included in earnings for the three months ended March 31, 2008 are recorded in investment income and other general expenses as follows:

(millions)	Commissions, fees and other	Other general expenses	Income from Discontinued Operations
Total gains (losses) included in earnings	$17	$(2)	$(2)
Change in unrealized gains (losses) relating to assets or liabilities held at March 31, 2008	17	(2)	(2)

13.          Contingencies

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business.  The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages.  Aon has purchased errors and omissions (“E&O”) insurance and other appropriate insurance to provide protection against losses that arise in such matters.  Accruals for these items, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals and receivables are adjusted from time to time as developments warrant.  Amounts related to settlement provisions are recorded in other general expenses in the condensed consolidated statements of income.

In 2004, Aon, other insurance brokers, insurers and numerous other industry participants received subpoenas and other requests for information from the office of the Attorney General of the State of New York and from other states relating to certain practices in the insurance industry.  On March 4, 2005, Aon entered into an agreement (the “Settlement Agreement”) with the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General and the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation (collectively, the “State Agencies”) to resolve all the issues related to investigations conducted by the State Agencies.  The 2005 Settlement Agreement, under which Aon distributed funds to certain clients and implemented business reforms, has been described in detail in Aon’s previous financial filings.  Aon has also entered into a comprehensive settlement agreement, under the auspices of the NAIC, with numerous other states that incorporates these same business reforms.

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

Beginning in June 2004, a number of other putative class actions were filed against Aon and other companies by purported classes of clients under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories.  The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California.  In the New Jersey actions, the Court dismissed plaintiffs’ federal antitrust and RICO claims in separate orders in August and October 2007, respectively.  Plaintiffs have appealed these dismissals.  Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against Aon seeking more than £50 million ($100 million at March 31, 2008 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters.  In a decision issued on February 13, 2008, the court construed the relevant policy language to excuse underwriters from paying Standard Life and concluded that Aon was negligent in not seeking changes to the language.  The court granted Aon leave to file an interlocutory appeal on these issues and stated in granting leave that the issue in the case was a “difficult question of construction on which views may legitimately differ.”  Aon believes that the decision is incorrect, is appealing this decision and, if the appeal is unsuccessful, will vigorously contest other issues that have not yet been litigated in the Commercial Court.  Aon further believes that, as a result of an indemnity given to Aon by a third party, Aon may be entitled to indemnification in whole or part should it ultimately suffer a loss in this matter.  Because of the uncertainty inherent in the appeals process, the ability to contest issues in subsequent proceedings, and the potential indemnity, the outcome of this matter, and any losses or other payments that may occur as a result, cannot be predicted at this time.

A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of Aon, Resource Life Insurance Company.  The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premium to policyholders whose loans terminated before the end of their scheduled terms.  In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life’s buyer in certain respects relating to this action.  Aon believes that Resource Life has meritorious defenses and is vigorously defending this action.  The outcome of the action, and the amount of any losses or other payments that may result, cannot be predicted at this time.

Virginia Surety Company (“VSC”), a former property and casualty underwriting subsidiary of Aon, is engaged in arbitration and litigation proceedings with Applied Underwriters, Inc. (“Applied”), a managing general agent (“MGA”).  In these proceedings, Applied seeks approximately $190 million for, inter alia, an alleged diminution in Applied’s value following VSC’s termination of an MGA contract between the parties.  In connection with the sale of Aon Warranty Group (which includes VSC) in 2006, Aon agreed to retain certain obligations related to VSC’s property and casualty underwriting business, now in runoff, including this matter.  Aon believes that VSC has meritorious defenses and is vigorously defending the arbitration and litigation.  The outcome of the action, and the amount of any losses or other payments that may result, cannot be predicted at this time.

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

14.          Premium Financing Operations

Some of Aon’s U.S., U.K., Canadian, and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  In the U.S. and U.K., premium finance agreements are sold to special purpose entities (“SPEs”), which are considered qualified special purpose entities (“QSPEs”), as defined by Statement No. 140. The QSPEs fund their purchases of premium finance agreements by selling undivided beneficial interests in the agreements to multi-seller commercial paper conduit SPEs sponsored by unaffiliated banks (“Bank SPEs”). In Canada and Australia, undivided interests in the premium finance agreements are sold directly to Bank SPEs.  The Bank SPEs are variable interest entities as defined by FIN 46R.

The QSPEs used in the U.S. and U.K are not consolidated in Aon’s financial statements because the criteria for sale accounting have been met under Statement No. 140.

For the Canadian and Australian sales, the Company has analyzed qualitative and quantitative factors related to the transactions with the Bank SPEs and have determined that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46R because Aon is not the primary beneficiary.  Specific factors considered include the fact that Aon is not the sponsor of any of the Bank SPEs, various other unaffiliated companies sell receivables to the Bank SPEs, and unaffiliated third parties have either made substantial equity investments in the Bank SPEs, hold voting control of the Bank SPEs, or generally have the risks and rewards of ownership of the assets of the Bank SPEs through liquidity support agreements or other arrangements involving significant variable interests.

Aon’s variable interest in the Bank SPEs in these jurisdictions is limited to the retained interests in premium finance agreements sold to the Bank SPEs.  The Company reviews all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of its accounting.

Pursuant to the sales agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements to $1.8 billion.  The Bank SPEs had advanced $1.2 billion and $1.4 billion at March 31, 2008 and December 31, 2007, respectively, on portfolios sold to the Bank SPEs of $1.3 billion and $1.5 billion at March 31, 2008 and December 31, 2007, respectively.

Aon records gains on the sale of premium finance agreements.  When Aon calculates the gain, all costs expected to be incurred for the relevant Bank SPEs are included.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $17 million and $15 million for the three months ended March 31, 2008 and 2007, respectively.

Aon records its retained interest in the sold premium finance agreements at fair value, and reports it in receivables in the condensed consolidated statements of financial position.  Aon estimates fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates.

Aon also retains servicing rights for sold agreements, and earns servicing fee income over the servicing period.  Because the servicing fees represent adequate compensation for the servicing of the receivables, the Company has not recorded any servicing assets or liabilities.

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, principally in the form of over-collateralization provided by Aon (and other sellers) as required by the sales agreements.  The over-collateralization of the sold receivables represents Aon’s maximum exposure to illiquidity and credit-related losses, and was approximately $99 million at March 31, 2008.  The Company continually reviews the retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjusts its carrying value accordingly.

With the exception of the Australian sales agreements, all the other sales agreements require Aon to meet the following covenants:

•      consolidated net worth, as defined, of at least $2.5 billion,

•      consolidated EBITDA to consolidated net interest of at least 4 to 1, and

•      consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

Aon intends to renew these sales agreements as they expire.  The Company faces the risk that its pricing for liquidity and other program costs from the Bank SPEs will rise upon renewal.  Moreover, as Aon’s ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could have a significant impact on Aon’s premium finance results of operations and cash flows.  The Company also faces the risk the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements.  Such an occurrence would require the Company to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements.  Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, Aon’s access to the conduit facilities and special purpose vehicles could be affected.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections.  First, key recent events are described that have affected or will affect our financial results during 2008.  We then review our consolidated results and segments with comparisons for the first quarter 2008 to the corresponding period in 2007.  We then discuss our financial condition and liquidity as well as information on our off balance sheet arrangements.  The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Acquisitions and Divestitures

Restructuring Initiatives

Stock Repurchase Program

Retirement of Aon’s Chairman of the Board of Directors

CRITICAL ACCOUNTING POLICIES

REVIEW OF CONSOLIDATED RESULTS

General

Consolidated Results

REVIEW BY SEGMENT

General

Risk and Insurance Brokerage Services

Consulting

Unallocated Income and Expense

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Financial Condition

Borrowings

Stockholders’ Equity

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

Acquisitions and Divestitures

In December 2007, we announced that we signed definitive agreements to sell our CICA and Sterling subsidiaries.  These two subsidiaries were previous included in an Insurance Underwriting segment.  Both of these transactions were completed on April 1, 2008.  In more detail:

•      CICA was sold to ACE Limited for cash consideration of $2.56 billion.  We also received a one-time dividend of $325 million from CICA prior to the close of the transaction.

•      Sterling was sold to Munich Re Group for cash consideration of $352 million.

•      The net assets of both subsidiaries, in total, were approximately $1.5 billion at March 31, 2008.

The final purchase price is subject to adjustment based on agreed to net worth calculations.

We have included CICA and Sterling’s operating results in discontinued operations for all periods presented.  We anticipate recording a pretax gain on these sales of approximately $1.3 billion in the second quarter.

In first quarter 2008, we agreed to buy substantially all of A. J. Gallagher’s U.S. and U.K. reinsurance brokerage business for $30 million in cash, plus the revenue produced by the acquired businesses in the first year after the deal closes.  This transaction will give us a larger presence as a reinsurance broker for accident, health and life insurance in the U.S., and for accident and specialty casualty and financial institutions insurance in the U.K.

Restructuring Initiatives

In 2007 we announced a global restructuring plan intended to create a more streamlined organization and reduce expense growth to better serve clients.  We estimate this restructuring plan will result in cumulative pretax charges totaling approximately $360 million.  Expenses will include workforce reduction and lease consolidation costs, asset impairments, and other expenses necessary to implement the restructuring initiative.  We recorded approximately $60 million of restructuring and related expenses in the first quarter of 2008.  We expect the remaining restructuring and related expenses to affect continuing operations through the end of 2009.  We anticipate that these initiatives will lead to annualized cost-savings of approximately $50-$70 million in 2008, $175-$200 million in 2009, and $240 million of annualized savings by 2010.  However, there can be no assurances that we will achieve the targeted savings.

The 2007 restructuring plan eliminates an estimated 2,700 jobs beginning in the third quarter of 2007 and continuing into 2009.  To date, 500 jobs have been eliminated.  We also expect to close or consolidate several offices resulting in sublease losses or lease buy-outs.  These efforts will also trigger asset impairments in the form of accelerated amortization of the remaining leasehold improvements.

The following table summarizes 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

(millions)	Actual 2007	Actual First quarter 2008	Total Incurred to Date	Estimated Total for Restructuring Period (1)
Workforce reduction	$17	$51	$68	$205
Lease consolidation	22	5	27	89
Asset impairments	4	2	6	47
Other costs associated with restructuring	3	2	5	19
Total restructuring and related expenses	$46	$60	$106	$360

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

The following table summarizes actual restructuring and related costs incurred and estimated to be incurred through the end of the restructuring initiative, by segment.

(millions)	Actual 2007	Actual First Quarter 2008	Total Incurred to Date	Estimated Total for Restructuring Period
Risk & Insurance Brokerage Services	$41	$57	$98	$315
Consulting	5	3	8	45
Total restructuring and related expenses	$46	$60	$106	$360

Share Repurchase Program

We are currently authorized to repurchase $4.6 billion of Aon’s common stock.  Pursuant to this program, during the first three months of 2008, we repurchased approximately 8.9 million shares at a cost of $375 million.  The volume of share repurchases has increased substantially in April, as we began to use the proceeds received from the sale of CICA and Sterling to repurchase shares. Since the program began, through March 31, 2008, we have now repurchased 57.0 million shares at a cost of $2,198 million.

Any repurchased shares will be available for employee stock plans and for other corporate purposes.  Of the shares repurchased since the program’s inception, we have reissued approximately 16.8 million shares for stock options, stock awards and other benefit plans.

Retirement of Aon’s Chairman of the Board of Directors

In March 2008, Patrick Ryan, the executive chairman of Aon’s Board of Directors, announced that he intends to retire from Aon effective August 1, 2008.  Mr. Ryan founded Aon, which had its origin in a small insurance agency he started in 1964.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include pensions, contingencies, policy liabilities, valuation of investments, intangible assets, share-based payments and income taxes, as discussed in our 2007 Annual Report on Form 10-K.

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

Because we conduct business in over 120 countries, foreign exchange rate fluctuations have an impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, we have isolated the impact of the change in currencies between periods by providing percentage changes on a comparable currency basis for revenue, and have disclosed the effect on earnings per share.  We have also provided this form of reporting to give financial statement users more meaningful information about our operations.

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

Consolidated Results

The following table and commentary provide selected consolidated financial information.

	First Quarter Ended
	March 31,
(millions)	2008	2007
Revenue:
Commissions, fees and other	$1,873	$1,729
Investment income	59	69
Total consolidated revenue	1,932	1,798

Expenses:
Compensation and benefits	1,166	1,053
Other general expenses	431	423
Depreciation and amortization	50	47
Total operating expenses	1,647	1,523
	285	275
Interest expense	33	35
Other income	(4)	—
Income from continuing operations before provision for income tax	$256	$240
Pretax margin - continuing operations	13.3%	13.3%

Revenue

Commissions, fees and other increased by $144 million or 8% driven by the impact of foreign currency translation  and organic growth in the Risk and Insurance Brokerage Services segment.

Investment income decreased $10 million or 14% as a result of lower non-liquidating distributions from our PEPS I investment, which declined $11 million from 2007.

Expenses

Compensation and benefits increased $113 million or 11%.  Driving the increase was a $57 million impact of foreign currency translation, $50 million of increased restructuring charges and higher salary costs, partially offset by lower pension expense from the previously announced change to our U.K. defined benefit pension plans and the benefits from our 2005 restructuring program.

Other general expenses increased $8 million or 2%.  The increase was driven by $18 million of foreign currency translation and $14 million of costs related to our anti-bribery and related compliance initiatives, partially offset by $21 million for the settlement of litigation in early 2007 for acquired employees in our U.K. reinsurance business.

Depreciation and amortization expense increased $3 million due to foreign exchange translations and an increase in amortization of intangibles, partially offset by lower write-offs.

Interest expense decreased $2 million reflecting the redemption of our 3.5% Senior Convertible Debentures during 2007.

Other income was $4 million in first quarter 2008, primarily representing a gain on the sale of land in the U.K.

Income from Continuing Operations Before Provision for Income

Income from continuing operations before provision for income tax increased $16 million or 7% to $256 million for the quarter ended March 31, 2008.  The improvements are attributable to the favorable impact of foreign currency translation and organic revenue growth, which more than offset higher restructuring charges.

Income Taxes

The effective tax rate on continuing operations was 30.1% for first quarter 2008 compared to 31.3% for the first quarter 2007.  The rates in both years were favorably impacted by the resolution of prior year tax issues.  In addition, our 2008 tax rate reflects the benefit of statutory rate reductions in key operating jurisdictions, particularly the U.K., and the projected geographic distribution of earnings.

Income from Continuing Operations

Income from continuing operations for first quarter 2008 and 2007 was $179 million and $165 million, respectively.  Basic and diluted income per share in the first quarter 2008 was $0.59 and $0.56, respectively, versus $0.55 and $0.51 for basic and diluted income per share in 2007, respectively. Income from continuing operations in 2008 included $0.08 per share for currency translation gains for the first quarter.

Discontinued Operations

First quarter income from discontinued operations was $39 million ($0.13 and $0.12 per basic and diluted share, respectively) for 2008 versus $48 million for 2007 ($0.16 and $0.15 per basic and diluted share, respectively).  Results for both 2008 and 2007 principally reflect three months operating results from our CICA and Sterling businesses, which were sold on April 1, 2008.

REVIEW BY SEGMENT

General

We classify our businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting.  Our operating segments are identified as those that:

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

The following table and commentary provide selected financial information on the operating segments.

	First Quarter Ended
	March 31,
(millions)	2008	2007
Operating segment revenue: (1)
Risk and Insurance Brokerage Services	$1,591	$1,456
Consulting	343	329
Income before income tax:
Risk and Insurance Brokerage Services	$244	$242
Consulting	63	47
Pretax Margins:
Risk and Insurance Brokerage Services	15.3%	16.6%
Consulting	18.4%	14.3%

(1)   Intersegment revenues of $9 million and $10 million were included in 2008 and 2007, respectively.

The following table reflects investment income earned by the operating segments, which is included in the foregoing results.

	First Quarter Ended
	March 31,
(millions)	2008	2007

Risk and Insurance Brokerage Services	$51	$45
Consulting	1	1

Risk and Insurance Brokerage Services investment income increased $6 million primarily driven by a weaker dollar and  higher invested balances, despite lower investment yields.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry.  Aon was ranked by A.M. Best as the number one global insurance brokerage in 2007 based on brokerage revenues, and voted the best insurance intermediary and best reinsurance intermediary in 2007 by the readers of Business Insurance.

Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.  Insurance premiums are cyclical, and may vary widely based on market conditions.  Premium rates usually increase when the industry has heavier than expected losses or capital shortages; this situation is referred to as a “hard market.”  A hard market tends to increase commission revenues.  Conversely, a “soft market,” characterized by flat or reduced premium rates, results from increased competition for market share among insurance carriers or increased underwriting capacity.  A soft market tends to reduce commission revenues.  Hard and soft markets may be broad-based or more narrowly focused across certain product lines or geographic areas.  Markets began softening in 2004.  We experienced a soft market in many business lines/segments and in many geographic areas in 2007.  Prices fell throughout the year, with the greatest declines seen in large and middle-market accounts.  Prices continued to decline in the first quarter 2008, and we expect the soft market to continue through the remainder of 2008.

Risk and Insurance Brokerage Services generated approximately 82% of Aon’s total operating segment revenues for first quarter 2008.  Revenues are generated primarily through:

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

Revenue

This table shows Risk and Insurance Brokerage Services revenue by sub-segment.

	First Quarter Ended March 31,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2008	2007	Change	Impact	& Transfers	Other	Growth
Americas	$531	$519	2%	2%	—%	(1)%	1%
United Kingdom	161	156	3	3	2	(1)	(1)
Europe, Middle East & Africa	525	434	21	13	1	2	5
Asia Pacific	110	100	10	11	(1)	(3)	3
Reinsurance	264	247	7	6	—	—	1
Total revenue	$1,591	$1,456	9%	7%	—%	—%	2%

•      Americas revenue grew 2%, driven by the positive impact of the weak U.S. dollar and strong growth in Latin America, partially offset by soft market conditions and a slowdown in private equity and commercial construction activity in U.S. Retail.

•      U.K. revenue rose 3% driven by favorable foreign exchange, acquisitions and growth in our affinity operations. Organic revenue growth declined 1% due primarily to soft market conditions.

•      Europe, Middle East & Africa revenue increased 21% reflecting favorable foreign currency translation and 5% organic revenue growth.  Organic growth was primarily due to new business in Europe and the emerging markets of Africa and the Middle East.

•      Asia Pacific’s 10% revenue growth was driven by positive foreign currency translation and 3% organic growth reflecting strong growth in most markets in Asia, partially offset by continued soft market conditions in Australia and the impact of certain regulatory changes in Japan.

•      Reinsurance revenue grew 7% and was driven by the favorable impact of foreign currency translation and organic revenue growth in Latin America and Asia Pacific markets. Growth in global facultative and treaty placements more than offset overall soft market conditions.

This table shows Risk and Insurance Brokerage Services revenue by geographic area.

	First Quarter Ended
(millions)	Mar. 31, 2008	Mar. 31, 2007	Percent Change
United States	$479	$488	(2)%
Americas, other than U.S.	158	130	22
United Kingdom	220	217	1
Europe, Middle East & Africa	608	512	19
Asia Pacific	126	109	16
Total revenue	$1,591	$1,456	9%

•      U.S. revenues declined 2% due to soft market conditions in our retail and reinsurance businesses.

•      Americas other than U.S. revenue rose 22% reflecting strong organic growth in Latin America and the favorable impact of foreign currency translation.

•      U.K. revenue rose 1% driven by favorable foreign currency translation, partially offset by the impact of soft market conditions in our retail and reinsurance businesses.

•      Europe, Middle East & Africa increased 19% driven by favorable foreign currency translation, higher investment income, and organic growth in our retail operations.

•      Asia Pacific revenue rose 16% due to favorable foreign currency translation and organic growth.

Income Before Income Tax

Pretax income is $244 million, an increase of $2 million over 2007.  Pretax margins were 15.3% compared to 16.6% in 2007.  The positive impact of foreign currency translation and organic revenue growth were mostly offset by higher restructuring charges.  The 130 basis point decline in margins is principally driven by the higher restructuring charges.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  Our Consulting segment:

•      provides a broad range of consulting services, and

•      generated 18% of Aon’s total operating segment revenue for first quarter 2008.

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

6.     Financial Advisory and Litigation Consulting provides consulting services, including white-collar and financial statement investigation, securities litigation, financial due diligence, financial valuation services and other related specialties.

•      Outsourcing, which offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

This table shows Consulting revenue by sub-segment.

	First Quarter Ended March 31,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2008	2007	Change	Impact	& Transfers	Other	Growth
Consulting services	$289	$264	9%	5%	—%	—%	4%
Outsourcing	54	65	(17)	3	(2)	(1)	(17)
Total revenue	$343	$329	4%	5%	—%	(1)%	—%

•                  Consulting Services revenue increased $25 million or 9%.  Organic revenue growth was 4% for first quarter 2008, reflecting growth in retirement and health and benefits consulting.  Revenue also increased due to favorable foreign currency translation.

•                  Outsourcing revenue declined $11 million.  Organic revenue declined 17% driven by the termination of our contract with AT&T in 2007.

This table shows Consulting revenue by geographic area.

	First Quarter Ended
(millions)	Mar. 31, 2008	Mar. 31, 2007	Percent Change
United States	$152	$163	(7)%
Americas, other than U.S.	33	30	10
United Kingdom	64	61	5
Europe, Middle East & Africa	76	62	23
Asia Pacific	18	13	38
Total revenue	$343	$329	4%

•                  U.S. revenue declined 7%, primarily reflecting the loss of outsourcing revenue related to the AT&T contract termination.

•                  Americas other than the U.S. grew 10% for the quarter driven by favorable foreign currency translation and organic growth.

•                  United Kingdom revenue rose 5% driven by both organic growth and favorable foreign currency translation.

•                  Europe, Middle East & Africa increased 23% driven by favorable foreign currency translation, acquisitions and organic revenue growth.

•                  Asia Pacific grew 38% reflecting the impact of favorable foreign currency translation and organic revenue growth.

Income Before Income Tax

First quarter 2008 pretax income increased 34% to $63 million, compared to $47 million in 2007.  Pretax margins for the quarter were 18.4% and 14.3% for 2008 and 2007, respectively. The pretax income and margin improvement was principally driven by benefits related to the 2005 restructuring plan, other operational improvements, and favorable foreign currency translation, partially offset by the impact of the 2007 AT&T contract termination.

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

Private equities are principally carried at cost; however, where we have significant influence, they are reported under the equity method of accounting.  These investments usually do not pay dividends.  Limited partnerships (“LP”) are accounted for using the equity method and changes in the value of the underlying LP investments flow through unallocated investment income.

Unallocated income also includes the operations of our Property and Casualty runoff business.  We previously included results related to this business in our former Insurance Underwriting segment.

Unallocated investment income was $5 million and $22 million for the quarters ended March 31, 2008 and 2007, respectively.  The decrease was principally driven by lower income from our PEPS I investment.

Unallocated expenses include corporate governance costs not attributable to the operating segments.  These expenses were $21 million for first quarter 2008 compared to $34 million in 2007.  The quarterly decline reflects the impact of lower corporate staff costs, along with the benefits of pension expense savings.  Last year’s quarter included accounting and legal expenses related to the review of historical equity compensation practices.

Property and Casualty revenues increased from $1 million in first quarter 2007 to $2 million in first quarter 2008.  Associated expenses were $4 million in first quarter 2008 versus $3 million last year.

Interest expense, which represents the cost of our worldwide debt obligations, totaled $33 million for the quarter ended March 31, 2008 and $35 million for the comparable period in 2007, primarily reflecting the impact of the redemption of our 3.5% Senior Convertible Debentures in 2007.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flow

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the three months ended March 31, 2008 and 2007 are as follows:

(millions) Three months ended March 31,	2008	2007
Insurance Underwriting operating cash flows	$1	$147
All other operating cash flows	15	109
	16	256
Change in funds held on behalf of brokerage and consulting clients	500	560
Cash provided by operating activities	$516	$816

Insurance Underwriting operating cash flows

Our insurance underwriting operations include our accident & health and life subsidiaries, as well as certain property & casualty businesses in run-off.  These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities.

The operating cash flow from our insurance subsidiaries was $1 million for 2008, a decrease of $146 million compared to 2007.  This decrease was primarily related to the timing of claim and tax payments.  For 2008, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $624 million compared to $590 million in 2007.  Investment and other miscellaneous income received were $48 million and $44 million in 2008 and 2007, respectively.

The insurance underwriting subsidiaries used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes.  Claims and other cash benefits paid were $363 million in 2008 versus $299 million in 2007.  Commissions and general expenses paid were $243 million for 2008, compared to $179 million in 2007.  Tax payments for 2008 were $65 million compared to $9 million last year.

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

The insurance subsidiaries’ policy liabilities are segmented among multiple accident and health and property casualty portfolios.  Those portfolios have widely varying estimated durations and interest rate characteristics. Generally, the policy liabilities are not subject to interest rate volatility risk.  Therefore, in many of the portfolios, asset and policy liability duration are not closely matched.  Interest rate sensitive policy liabilities are generally supported by floating rate assets.

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

All other operating cash flows

The operating cash flow from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $15 million in 2008 compared to $109 million in 2007.  These amounts exclude the change in funds held on behalf of clients as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.

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

Investing and Financing Activities

We used the consolidated cash flow from operations (net of funds held on behalf of clients) for:

•                  investing activities of $167 million.  The cash flows used by investing activities included purchases, net of sales of investments, of $92 million; capital expenditures, net of disposals, of $29 million; and acquisition of subsidiaries, net of divestitures of $46 million.

•                  financing needs of $500 million.  Financing uses primarily included cash dividends paid to shareholders of $46 million, share repurchase activity, net of reissuances for our employee benefit plans of $343 million, and debt repayments, net of issuance, of $111 million.

Financial Condition

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity as short-term investments.

In our condensed consolidated statements of financial position, we disclose that our net fiduciary assets equal our net fiduciary liabilities.  Our net fiduciary assets include short-term investments of $3,751 million and $3,122 million at March 31, 2008 and December 31, 2007, respectively.

Since year-end 2007, total assets increased $1,630 million to $26.5 billion.

•                  Working capital, excluding assets and liabilities held-for-sale, decreased $249 million to $1.8 billion.

•                  Net assets of our CICA and Sterling subsidiaries held-for-sale increased $105 million.

•                  Short-term debt decreased by $168 million as a result of paying down of a portion of our short-term Euro facility borrowings.

•                  Accounts payable and accrued liabilities declined $212 million due in part to the payment of incentive compensation in March.

•                  Goodwill increased $240 million as a result of several acquisitions made during the year in our Risk and Insurance Brokerage segment, as well as the impact of foreign currency translation.

•                  Long-term debt increased by $102 million, reflecting higher Euro facility borrowings and the impact of foreign currency translation.

Borrowings

Total debt at March 31, 2008 was $2,079 million, a decrease of $66 million from December 31, 2007, principally as a result of reducing our net Euro facility borrowings by $55 million.

At March 31, 2008, we had a $600 million U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.  At March 31, 2008, we have issued $20 million in letters of credit.

We also have several foreign credit facilities available.  At March 31, 2008, we had available to us:

•                  a five-year €650 million ($1,030 million at March 31, 2008 exchange rates) multi-currency facility of which $740 million was outstanding at March 31, 2008.  See Note 7 to the consolidated financial statements in our 2007 Form 10-K for further discussion of both the U.S. and Euro facilities;

•                  a £37.5 million ($75 million) facility,

•                  a 364-day €25 million ($40 million) facility, and

•                  a €20 million ($32 million) open-ended facility.

The major rating agencies’ ratings of our debt at May 5, 2008 appear in the table below.

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

Stockholders’ Equity

Stockholders’ equity increased $231 million from December 31, 2007 to $6,452 million, driven primarily by:

•                  $218 million of net income and

•                  an increase in foreign currency translation gains.

Partially offsetting the increase was a $261 million increase in treasury stock, reflecting stock repurchases, net of reissuance of treasury stock in connection with employee benefit plans.

Accumulated other comprehensive loss decreased $330 million since December 31, 2007.  Compared to year end 2007:

•                  net foreign currency translation increased by $306 million because of the weakening of the U.S. dollar against foreign currencies,

•                  net derivative gains increased $3 million,

•                  net unrealized investment gains rose $13 million, and

•                  our net unrecognized losses and unrecognized prior service credits decreased by $8 million.

Off Balance Sheet Arrangements

We record various contractual obligations as liabilities in our consolidated financial statements.  Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in our consolidated financial statements, but we are required to disclose them.

Aon and its subsidiaries have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties.  We accrue amounts in our consolidated financial statements for these letters of credit to the extent that a loss is probable and estimable.

Following the guidance of Statement No. 140 and other relevant accounting guidance, we use SPEs and QSPEs, also known as special purpose vehicles, in some of our operations.

Reinsurance Guarantee

In connection with the AWG disposal, we issued an indemnification that protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured.  These reinsurance recoverables amount to $785 million at March 31, 2008.  Trust balances and letters of credit offsetting these reinsurance recoverables total approximately $193 million. At December 31, 2007, we had recorded a $12 million liability, reflecting the fair value of this indemnification.  The value increased to approximately $14 million as of March 31, 2008.  The indemnification represents the present value of the indemnification on the credit risk of the reinsurers.

Premium Financing Operations

Some of our U.S., U.K., Canadian, and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under Statement No. 140.

•                  In the U.S. and U.K., premium finance agreements are sold to SPEs, which are considered QSPEs as defined by Statement No. 140. The QSPEs fund their purchases of premium finance agreements by selling undivided beneficial interests in the agreements to Bank SPEs.

•                  In Canada and Australia, undivided interests in the premium finance agreements are sold directly to Bank SPEs.  The Bank SPEs are variable interest entities as defined by FIN 46R.

The QSPEs used in the U.S. and U.K. are not consolidated in our financial statements because the criteria for sale accounting have been met under Statement No. 140.

For the Canadian and Australian sales, we have analyzed qualitative and quantitative factors related to our transactions with the Bank SPEs and have determined that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46R because we are not the primary beneficiary.  Specific factors we considered include:

•                  the fact that we are not the sponsor of any of the Bank SPEs,

•                  various other unaffiliated companies sell receivables to the Bank SPEs, and

•                  unaffiliated third parties have either made substantial equity investments in the Bank SPEs, hold voting control of the Bank SPEs, or generally have the risks and rewards of ownership of the assets of the Bank SPEs through liquidity support agreements or other arrangements involving significant variable interests.

Our variable interest in the Bank SPEs in these jurisdictions is limited to our retained interests in premium finance agreements sold to the Bank SPEs.  We review all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of our accounting.

Pursuant to the sales agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements to $1.8 billion.  The Bank SPEs had advanced to us $1.2 billion and $1.4 billion at March 31, 2008 and December 31, 2007, respectively, on portfolios sold to the Bank SPEs of $1.3 billion and $1.5 billion at March 31, 2008 and December 31, 2007, respectively.

We record gains on the sale of premium finance agreements.  When we calculate the gain, we include all costs we expect to incur for the relevant Bank SPEs.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $17 million and $15 million for the three months ended March 31, 2008 and 2007, respectively.

•                  We record our retained interest in the sold premium finance agreements at fair value, and report it in receivables in the condensed consolidated statements of financial position.  We estimate fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates.

•                  We also retain servicing rights for sold agreements, and earn servicing fee income over the servicing period.  Because the servicing fees represent adequate compensation for the servicing of the receivables, we have not recorded any servicing assets or liabilities.

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, principally in the form of over-collateralization provided by us (and other sellers) as required by the sales agreements.  The over-collateralization of our sold receivables represents our maximum exposure to illiquidity and credit-related losses, and was approximately $99 million at March 31, 2008.  We continually review our retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjust its carrying value accordingly.

With the exception of our Australian sales agreements, all our other sales agreements require us to meet the following covenants:

•                  consolidated net worth, as defined, of at least $2.5 billion,

•                  consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated net interest of at least 4 to 1, and

•                  consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

We intend to renew these conduit facilities as they expire.  We face the risk that our pricing for liquidity and other program costs from the Bank SPEs will rise upon renewal.  Moreover, as our ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could have a significant impact on our premium finance results of operations and cash flows.  We also face the risk the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements.  Such an occurrence would require us to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements.  Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, our access to the conduit facilities and special purpose vehicles could be affected.

PEPS I

In 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE.  The common stock interest in PEPS I is held by a limited liability company, owned by us (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).  We have not included the assets and liabilities and operations of PEPS I in our consolidated financial statements.

In 2001, PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties.  PEPS I then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

As part of this transaction, Aon is required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  Commitments of $1 million were funded by us in 2008.  As of March 31, 2008, unfunded commitments amounted to $43 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

We received income distributions from our preferred investment in PEPS I of $2 million and $13 million in the first quarter of 2008 and 2007, respectively, which are included in investment income.  Prior to 2007, income distributions received from PEPS I were limited to interest payments on various PEPS I debt instruments.  Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, began to pay preferred income distributions.  Whether we receive additional preferred returns will depend on the performance of the LP interests underlying PEPS I, which we expect to vary from period to period.  We do not control the timing of the distributions.

Aon derives the estimated fair value of its preferred investments in PEPS I primarily from valuations received from the general partners of the LP interests held by PEPS I.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment,  our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, the outcome of inquiries from regulators and investigations related to compliance with U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws, the impact of investigations brought by U.S. state attorneys general, U.S. state insurance regulators, U.S. federal prosecutors, U.S. federal regulators, and regulatory authorities in the U.K. and other countries, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, and the cost of resolution of other contingent liabilities and loss contingencies.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At March 31, 2008, we have hedged approximately 57% and 52% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  First quarter 2008 diluted earnings per share were positively impacted by $0.08 related to translation gains.

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

Changes in internal control over financial reporting.  There were no changes in Aon’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)–15(f) under the Exchange Act) during first quarter 2008 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 13 (Contingencies) to the condensed consolidated financial statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
1/1/08 – 1/31/08	—	$—	—	$2,777,089,820
2/1/08 – 2/29/08	7,996,000	$42.37	7,996,000	$2,438,321,767
3/1/08 – 3/31/08	885,200	$40.62	885,200	$2,402,363,572
Total	8,881,200	$42.19	8,881,200

(1)         Does not include commissions paid to repurchase shares.

(2)         In 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  In 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion.  In fourth quarter 2007, the Company announced that its Board of Directors had increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through March 31, 2008, the Company has repurchased 57.0 million shares of common stock at an average price (excluding commissions) of $38.54 per share for an aggregate purchase price of $2,198 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $2,402 million, with no termination date.

ITEM 6.	EXHIBITS

Exhibits – The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

May 9, 2008	/s/ Christa Davies
CHRISTA DAVIES
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer and duly authorized officer of Registrant)

Aon CORPORATION

Exhibit Number

Item 601 Exhibit Index

10.1	Aon Corporation Leadership Performance Program For 2006-2008 (as of February 22, 2008)

10.2	Aon Corporation Leadership Performance Program For 2007-2009 (as of February 22, 2008)

10.3	Aon Corporation Leadership Performance Program (effective January 1, 2008)

10.4	Aon Corporation 2008 Executive Committee Incentive Plan

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges

12.2	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code