Form 10-Q
period 2008-06-30
AON CORP
filed 2008-08-08
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

(312) 381-1000

(Registrant’s Telephone Number,

Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   ☐     NO  ☒

Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2008:  277,670,176

Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	June 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$466	$584
Short-term investments	2,566	1,209
Receivables	2,012	2,002
Fiduciary assets	11,358	9,498
Other current assets	229	221
Assets held for sale	—	4,388
Total Current Assets	16,631	17,902
Goodwill	5,137	4,935
Other intangible assets	245	204
Fixed assets, net	483	498
Long-term investments	414	417
Other non-current assets	1,165	921
TOTAL ASSETS	$24,075	$24,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$11,358	$9,498
Short-term debt	—	252
Accounts payable and accrued liabilities	1,207	1,418
Other current liabilities	694	289
Liabilities held for sale	—	3,025
Total Current Liabilities	13,259	14,482
Long-term debt	2,022	1,893
Pension, post employment and post retirement liabilities	1,296	1,251
Other non-current liabilities	1,043	1,030
TOTAL LIABILITIES	17,620	18,656

STOCKHOLDERS’ EQUITY
Common stock-$1 par value	361	361
Additional paid-in capital	3,107	3,064
Retained earnings	6,807	5,607
Accumulated other comprehensive loss	(490)	(726)
Treasury stock at cost	(3,330)	(2,085)
TOTAL STOCKHOLDERS’ EQUITY	6,455	6,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,075	$24,877

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenue
Commissions, fees and other	$1,912	$1,776	$3,785	$3,505
Investment income	68	90	127	159
Total revenue	1,980	1,866	3,912	3,664

Expenses
Compensation and benefits	1,155	1,109	2,321	2,162
Other general expenses	512	425	943	848
Depreciation and amortization	58	46	108	93
Total operating expenses	1,725	1,580	3,372	3,103
	255	286	540	561

Interest expense	31	34	64	69
Other income	(2)	(29)	(6)	(29)
Income from continuing operations before provision for income tax	226	281	482	521
Provision for income tax	58	98	135	173
Income from continuing operations	168	183	347	348

Income from discontinued operations	1,428	87	1,491	160
Provision for income tax	463	30	487	55
Income from discontinued operations, net of tax	965	57	1,004	105

Net income	$1,133	$240	$1,351	$453

Basic net income per share
Continuing operations	$0.58	$0.62	$1.17	$1.18
Discontinued operations	3.33	0.19	3.38	0.35
Net income	$3.91	$0.81	$4.55	$1.53

Diluted net income per share
Continuing operations	$0.55	$0.57	$1.11	$1.09
Discontinued operations	3.16	0.18	3.21	0.32
Net income	$3.71	$0.75	$4.32	$1.41

Cash dividends per share paid on common stock	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding - diluted	305.3	321.9	312.5	323.1

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
(millions)	2008	2007

Cash Flows - Operating Activities:
Net income	$1,351	$453
Gain from disposal of operations	(1,430)	(4)
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization of property, equipment and software	83	80
Stock compensation expense	142	107
Amortization of intangible assets	25	19
Valuation changes on investments, income on disposals and net bond amortization	6	(14)
Income taxes	360	134
Contribution to major defined benefit pension plans in excess of expense	(66)	(45)
Cash paid (in excess of) less than expense for restructuring plans	32	(20)
Change in funds held on behalf of brokerage and consulting clients	300	450
Change in insurance underwriting assets and liabilities
Net reinsurance and net due & deferred premium	8	59
Prepaid premiums	6	39
Deferred policy acquisition costs	(3)	(11)
Policy liabilities	3	45
Net due reinsurance	—	(11)
Change in other assets and liabilities
Accounts payable and accrued liabilities	(350)	(461)
Other assets and liabilities - net	(199)	13
Cash Provided (used) by Operating Activities	268	833

Cash Flows - Investing Activities:
Sale of investments
Fixed maturities
Maturities	53	51
Calls and prepayments	29	48
Sales	196	337
Equity securities and other investments	1	53
Purchase of investments
Fixed maturities	(274)	(554)
Other investments	(8)	(6)
Short-term investments - net	(1,704)	209
Acquisition of subsidiaries	(63)	(206)
Proceeds from sale of operations	2,915	39
Property and equipment and other - net	(58)	(82)
Cash Provided (Used) by Investing Activities	1,087	(111)

Cash Flows - Financing Activities:
Issuance of common stock	35	37
Treasury stock transactions - net	(1,281)	(492)
Repayments of short-term borrowings - net	(231)	(38)
Issuance of long-term debt	363	660
Repayments of long-term debt	(297)	(696)
Cash dividends to stockholders	(89)	(88)
Cash Used by Financing Activities	(1,500)	(617)

Effect of Exchange Rate Changes on Cash	27	20
Increase (Decrease) in Cash	(118)	125
Cash at Beginning of Period	584	281
Cash at End of Period	$466	$406

See the accompanying notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon” or the “Company”) considers necessary for a fair presentation.  Operating results for the second quarter and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2007 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except as described in Note 12.

The Company’s operations include collecting premiums and claims amounts from clients and insurers. Effective first quarter 2008, unremitted amounts are reported as fiduciary assets and liabilities. Previously, assets were reported in short-term investments and receivables.  2007 amounts have been reclassified to conform to this presentation.  At June 30, 2008, short-term investments of $3.5 billion and receivables of $7.9 billion are included in the Company’s fiduciary assets. At December 31, 2007, short-term investments of $3.1 billion and receivables of $6.4 billion are included in the Company’s fiduciary assets.

2.             New Accounting Pronouncement

In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“Statement No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  Statement No. 141(R) replaces Statement No. 141 and applies to all transactions or other events in which an entity obtains control over one or more businesses.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Business combinations achieved in stages require recognition of the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  Statement No. 141(R) also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, and requires direct acquisition costs to be expensed.

Statement No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. Statement No. 160 requires retrospective adjustments, for all periods presented, of stockholders’ equity and net income for noncontrolling interests.

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

Companies are required to provide enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Aon is currently evaluating this Statement to determine the extent of disclosures that will be necessary.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“FSP EITF 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The staff position holds that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two class method.  Certain of Aon’s restricted stock awards allow the holder to receive a nonforfeitable dividend equivalent.

FSP EITF 03-6-1 is effective for Aon as of January 1, 2009.  All prior periods earnings per share data that are disclosed must be adjusted to conform to the current presentation.  Early application is not permitted.  Aon is currently evaluating the FSP to  determine what impact it will have on its consolidated financial statements.

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

The following table summarizes stock-based compensation expense related to all stock-based payments recognized in continuing operations in the condensed consolidated statements of income in compensation and benefits (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
RSUs	$30	$25	$75	$58
Performance plans	17	22	31	30
Stock options	7	5	13	11
Employee stock purchase plan	1	1	2	2
Total	$55	$53	$121	$101

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

Performance-based RSUs are granted to certain executives and key employees.  Vesting of performance-based RSUs is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a three- to five-year period.  The performance condition is not considered in the determination of grant date fair value of these awards.  Compensation cost is recognized over the performance period, and in certain cases an additional vesting period, based on management’s estimate of the number of units expected to vest.  Compensation cost will be adjusted to reflect the actual number of shares earned at the end of the programs.  The issuance of shares under these performance-based plans may range from 0-200% of the number of units granted, based on the plan.  Dividend equivalents are generally not paid on performance-based RSUs.

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	Six months ended June 30,
	2008	2007
Potential RSUs to be issued based on current performance levels	5,708	4,971
Shares forfeited during the period	295	—
RSUs awarded during the period	—	9
Unamortized expense, based on current performance levels	$100	$128

A summary of Aon’s non-vested stock awards is as follows (shares in thousands):

	2008		2007
Six months ended June 30,	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of period	14,150	$31	12,870	$28
Granted	2,967	42	3,625	38
Vested	(3,315)	28	(1,702)	28
Forfeited	(285)	32	(233)	30
Non-vested at end of period	13,517	34	14,560	30

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

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended June 30,
Key employees	2008	2007
Weighted average volatility	30.2%	27.1%
Expected dividend yield	1.5%	1.6%
Risk-free rate	2.8%	4.6%

Weighted average expected life, in years	5.7	5.8
Weighted average estimated fair value per share	$13.32	$12.54

	Six months ended June 30,
	2008		2007
	Executives	Key Employees	Executives	Key Employees
Weighted average volatility	29.3%	29.8%	26.2%	26.8%
Expected dividend yield	1.3%	1.4%	1.7%	1.6%
Risk-free rate	3.3%	3.1%	4.7%	4.6%

Weighted average expected life, in years	5.1	5.7	4.6	5.8
Weighted average estimated fair value per share	$11.26	$12.81	$9.58	$11.65

A summary of Aon’s stock options is as follows (shares in thousands):

	Six months ended June 30,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	26,479	$31	32,889	$30
Granted	1,497	44	1,809	40
Excercised	(3,881)	29	(4,771)	28
Forfeited and expired	(1,389)	41	(396)	32
Outstanding at end of period	22,706	31	29,531	31
Excercisable at end of period	12,827	30	17,374	31

The weighted average remaining contractual life, in years, of outstanding options was 5.0 years and 5.4 years at June 30, 2008 and 2007, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $45.94 as of June 30, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2008, the aggregate intrinsic value of options outstanding was $334 million, of which $200 million was exercisable.  The aggregate intrinsic value of options exercised during the second quarter and six months ended June 30, 2008 were $49 million and $63 million, respectively, and for the second quarter and six months ended June 30, 2007 were $40 million and $59 million, respectively.

Unamortized deferred compensation expense, which includes both options and awards, amounted to $348 million as of June 30, 2008, with a remaining weighted-average amortization period of approximately 2.1 years.

Cash received from the exercise of stock options was $178 million and $139 million during the six months ended June 30, 2008 and 2007, respectively.  The tax benefit realized from stock options exercised in the first six months of 2008 and 2007 was $16 million and $25 million, respectively.

During the first six months ended June 30, 2008, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

4.             Income Per Share

Income per share is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
(millions, except per share data)	2008	2007	2008	2007
Income from continuing operations	$168	$183	$347	$348
Income from discontinued operations, net of tax	965	57	1,004	105
Net income for basic per share calculation	1,133	240	1,351	453
Interest expense on convertible debt securities, net of tax	—	2	—	3
Net income for diluted per share calculation	$1,133	$242	$1,351	$456
Basic shares outstanding	289	296	297	297
Effect of convertible debt securities	—	12	—	13
Common stock equivalents	16	14	16	13
Diluted potential common shares	305	322	313	323
Basic net income per share:
Continuing operations	$0.58	$0.62	$1.17	$1.18
Discontinued operations	3.33	0.19	3.38	0.35
Net income	$3.91	$0.81	$4.55	$1.53
Diluted net income per share:
Continuing operations	$0.55	$0.57	$1.11	$1.09
Discontinued operations	3.16	0.18	3.21	0.32
Net income	$3.71	$0.75	$4.32	$1.41

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 2 million and 7 million at June 30, 2008 and 2007, respectively.  For six months ended June 30, 2008 and 2007, the number of options excluded was 3 million and 7 million, respectively.

5.             Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
(millions)	2008	2007	2008	2007
Net income	$1,133	$240	$1,351	$453
Net derivative losses	(22)	—	(19)	(2)
Net unrealized investment gains (losses)	7	(37)	20	(28)
Net foreign exchange translation	(60)	18	246	62
Change in postretirement plans	(19)	12	(11)	50
	$1,039	$233	$1,587	$535

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	June 30, 2008	December 31, 2007
Net derivative gains	5	$24
Net unrealized investment gains	96	76
Net foreign exchange translation	530	284
Postretirement plans	(1,121)	(1,110)
Accumulated other comprehensive loss	$(490)	$(726)

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

Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues.  Intercompany revenues and expenses are eliminated in computing consolidated revenues and operating expenses.

Revenue by subsegment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007
Risk management and insurance brokerage:
Americas	$625	$618	$1,156	$1,137
United Kingdom	223	218	384	374
Europe, Middle East & Africa	382	307	907	741
Asia Pacific	152	138	262	238
Reinsurance brokerage and related services	251	234	515	481
Total Risk and Insurance Brokerage Services	1,633	1,515	3,224	2,971

Consulting services	279	269	568	533
Outsourcing	57	56	111	121
Total Consulting	336	325	679	654

Intersegment revenues	(7)	(6)	(16)	(16)
Total operating segments	1,962	1,834	3,887	3,609
Unallocated income	18	32	25	55

Total revenue	$1,980	$1,866	$3,912	$3,664

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

Three months ended June 30:	Risk and Insurance Brokerage Services		Consulting
(millions)	2008	2007	2008	2007
Revenue
United States	$531	$545	$149	$165
Americas, other than U.S.	206	176	37	31
United Kingdom	272	266	70	67
Europe, Middle East & Africa	452	373	62	50
Asia Pacific	172	155	18	12
Total revenue	$1,633	$1,515	$336	$325

Income before income tax	$235	$278	$43	$44

Six months ended June 30:	Risk and Insurance Brokerage Services		Consulting
(millions)	2008	2007	2008	2007
Revenue
United States	$1,010	$1,033	$301	$328
Americas, other than U.S.	364	306	70	61
United Kingdom	492	483	134	128
Europe, Middle East & Africa	1,060	885	138	112
Asia Pacific	298	264	36	25
Total revenue	$3,224	$2,971	$679	$654

Income before income tax	$479	$520	$106	$91

A reconciliation of segment income before income tax to income from continuing operations before provision for income tax is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007
Risk and Insurance Brokerage Services	$235	$278	$479	$520
Consulting	43	44	106	91
Segment income before income tax	278	322	585	611
Unallocated investment income	17	29	22	51
Unallocated expenses	(37)	(34)	(58)	(68)
Property & Casualty - revenues	1	3	3	4
Property & Casualty - expenses	(2)	(5)	(6)	(8)
Interest expense	(31)	(34)	(64)	(69)
Income from continuing operations before provision for income tax	$226	$281	$482	$521

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

The changes in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2008 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Total
Balance as of December 31, 2007	$4,547	$388	$4,935
Goodwill acquired	11	—	11
Foreign currency revaluation and other	193	(2)	191
Balance as of June 30, 2008	$4,751	$386	$5,137

Other intangible assets are classified into two categories:

•      “Customer Related and Contract Based” include client lists as well as non-compete covenants, and

•      “Marketing, Technology and Other” are all other purchased intangibles.

Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Marketing, Technology and Other	Total
As of June 30, 2008
Gross carrying amount	$244	$363	$607
Accumulated amortization	173	189	362
Net carrying amount	$71	$174	$245

(millions)	Customer Related and Contract Based	Marketing, Technology and Other	Total
As of December 31, 2007
Gross carrying amount	$206	$332	$538
Accumulated amortization	168	166	334
Net carrying amount	$38	$166	$204

Amortization expense for intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $59 million, $45 million, $39 million, $33 million and $25 million, respectively.

8.             Restructuring Charges

                2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The Company estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $360 million.  Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring and related expenses to affect continuing operations through the end of 2009.

Below is a summary of the 2007 Plan restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	Actual					Estimated
		2008			Total	Total for
(millions)	2007	First Quarter	Second Quarter	Six Months	Incurred to Date	Restructuring Period (1)
Workforce reduction	$17	$51	$25	$76	$93	$185
Lease consolidation	22	5	13	18	40	95
Asset impairments	4	2	12	14	18	52
Other costs associated with restructuring	3	2	3	5	8	28
Total restructuring and related expenses	$46	$60	$53	$113	$159	$360

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

	Actual					Estimated
		2008			Total	Total for
(millions)	2007	First Quarter	Second Quarter	Six Months	Incurred to Date	Restructuring Period
Risk and Insurance Brokerage Services	$41	$57	$49	$106	$147	$307
Consulting	5	3	4	7	12	53
Total restructuring and related expenses	$46	$60	$53	$113	$159	$360

As of June 30, 2008, the Company’s liabilities for the 2007 plan are as follows:

(millions)
Balance at January 1, 2007	$—
Expensed in 2007	42
Cash payments in 2007	(17)
Balance at December 31, 2007	25
Expensed in 2008	99
Cash payments in 2008	(47)
Balance at June 30, 2008	$77

2005 Restructuring Plan

In 2005, the Company commenced a restructuring plan that resulted in cumulative pretax charges totaling $366 million, of which $25 million and $1 million was recorded in continuing and discontinued operations, respectively, in second quarter 2007.  $34 million and $2 million was recorded in continuing and discontinued operations, respectively, for the six months ended June 30, 2007.  Restructuring costs included $15 million and $18 million in workforce reductions, $8 million and $11 million in lease consolidation costs, $1 million and $3 million of asset impairments and $2 million and $4 million of other expenses for the second quarter and six months ended June 30, 2007, respectively.  These costs are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.

Restructuring and related expenses incurred by segment were as follows for the second quarter and six months ended June 30, 2007, respectively:  Risk and Insurance Brokerage Services - $21 million and $28 million and Consulting - $4 million and $6 million.

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at December 31, 2006	$134
Expensed in 2007	38
Cash payments in 2007	(110)
Foreign currency revaluation	1
Balance at December 31, 2007	63
Cash payments in 2008	(22)
Foreign exchange translation	1
Balance at June 30, 2008	$42

Aon’s unpaid restructuring liabilities are included in accounts payable and accrued liabilities as well as other non-current liabilities in the condensed consolidated statements of financial position.

9.             Capital Stock

During the first six months of 2008, Aon issued 47,000 new shares of common stock for employee benefit plans.  In addition, Aon reissued approximately 6.2 million shares of treasury stock for employee benefit programs and 183,000 shares in connection with the employee stock purchase plans.

In 2007, Aon announced that its Board of Directors had increased the authorized repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  The Company repurchased approximately 24.5 million shares at a cost of $1.1 billion in second quarter 2008.  For the first six months of 2008, the Company repurchased approximately 33.4 million shares at a cost of $1.5 billion.  In the third quarter 2008 through August 4, the Company had repurchased 7.3 million shares at a cost of $333 million.

There are also 22.4 million shares of common stock held in treasury at June 30, 2008 which are restricted as to their reissuance.

10.           Disposal of Operations

In fourth quarter 2007, the Company announced that it had signed separate definitive agreements to sell its Combined Insurance Company of America (“CICA”) and Sterling Life Insurance Company (“Sterling”) subsidiaries.  These two subsidiaries were previously included in the Insurance Underwriting segment.  On April 1, 2008, the CICA business was sold to ACE Limited for cash consideration of $2.56 billion, and Sterling was sold to Munich Re Group for cash consideration of $352 million.  Additionally, CICA paid a $325 million dividend to Aon before the sale transaction was completed.  A pretax gain of $1.4 billion was recognized on the sale of these businesses in the second quarter of 2008.  The final purchase price is subject to adjustment based on, among other things, agreed-to net worth calculations.

Aon’s insurance subsidiaries have been involved in both the cession and assumption of reinsurance with other companies.  Aon’s reinsurance consists primarily of certain property and casualty lines that are in runoff.  Aon’s insurance subsidiaries remain liable to the extent that the reinsurers are unable to meet their obligations.  In connection with the sale of Aon Warranty Group (“AWG”) in 2006, Aon sold Virginia Surety Company (“VSC”).  VSC remains liable to policyholders to the extent reinsurers of the property and casualty business do not meet their obligations.  Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which total $719 million at June 30, 2008.  The estimated fair value of the guarantee was $10 million at June 30, 2008.

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

As of June 30, 2008, the liabilities associated with the foregoing indemnities were included in other non-current liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $66 million.  Reinsurance recoverables and other assets related to these liabilities are $83 million.  The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regard to asbestos, pollution and other health exposures.  Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of the businesses that are classified as discontinued operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007
Revenues: CICA and Sterling	$—	$622	$677	$1,205

Pretax income:
Operations:
CICA and Sterling	$—	$84	$66	$155
Other	(1)	—	(1)	1
	(1)	84	65	156
Gain on sale	1,429	3	1,426	4
Total	$1,428	$87	$1,491	$160

After-tax income:
Operations	$(6)	$55	$35	$102
Sale	971	2	969	3
Total	$965	$57	$1,004	$105

11.           Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., The Netherlands, and Canada.

	U.S.		International
(millions) Three months ended June 30,	2008	2007	2008	2007
Service cost	$10	$14	$7	$6
Interest cost	27	24	73	68
Expected return on plan assets	(32)	(30)	(78)	(78)
Amortization of prior service costs	(3)	(3)	—	—
Amortization of net loss	5	11	10	10
Net periodic benefit cost	$7	$16	$12	$6

	U.S.		International
(millions) Six months ended June 30,	2008	2007	2008	2007
Service cost	$22	$28	$13	$22
Interest cost	53	49	148	134
Expected return on plan assets	(64)	(60)	(158)	(154)
Amortization of prior service cost	(7)	(7)	—	—
Amortization of net loss	11	22	20	30
Net periodic benefit costs	$15	$32	$23	$32

In connection with the sale of CICA in the second quarter of 2008, a curtailment gain of $12 million was recognized in discontinued operations.

Aon previously disclosed in its 2007 financial statements that it expected to contribute $8 million and $187 million in 2008 to its U.S. and material international defined benefit pension plans, respectively.  Based on current rules and assumptions, Aon now plans to contribute $181 million to its material international defined benefit pension plans.  As of June 30, 2008, contributions of $4 million have been made to the U.S. pension plans and $100 million to its material international pension plans.

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

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008.

		Fair Value Measurements at
		June 30, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
(millions)	June 30, 2008	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Short-term investments including money market funds and highly liquid debt securities	$3,158	$—	$3,158	$—
Other investments	291	—	129	162
Derivatives	80	—	76	4
Retained interests	106	—	—	106
Liabilities:
Derivatives	14	—	14	—
Guarantees	10	—	—	10

The following table presents the changes in the Level 3 fair-value category for the three months ended June 30, 2008.

	Fair Value Measurements Using
	Level 3 Inputs
	Other		Retained
(millions)	Investments	Derivatives	Interests	Guarantees
Balance at March 31, 2008	$163	$1	$63	$(14)
Total gains (losses):
Included in earnings	—	(1)	16	4
Included in other comprehensive income	(1)	—	(3)	—
Purchases, issuances and settlements	—	4	30	—
Balance at June 30, 2008	$162	$4	$106	$(10)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at June 30, 2008	$—	$(1)	$16	$4

Gains (losses), both realized and unrealized, included in earnings for the three months ended June 30, 2008 are as follows:

			Income from
	Other general	Commissions,	Discontinued
(millions)	expenses	fees and other	Operations
Total gains (losses) included in earnings	$(1)	$16	$4
Change in unrealized gains (losses) relating to assets or liabilities held at June 30, 2008	(1)	16	4

The following table presents the changes in the Level 3 fair-value category for the six months ended June 30, 2008.

	Fair Value Measurements Using
	Level 3 Inputs
	Other		Retained
(millions)	Investments	Derivatives	Interests	Guarantees
Balance at December 31, 2007	$168	$1	$103	$(12)
Total gains (losses):
Included in earnings	—	(3)	33	2
Included in other comprehensive income	(6)	—	2	—
Purchases, issuances and settlements	—	6	(32)	—
Balance at June 30, 2008	$162	$4	$106	$(10)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at June 30, 2008	$—	$(3)	$33	$2

Gains (losses), both realized and unrealized, included in earnings for the six months ended June 30, 2008 are as follows:

			Income from
	Other general	Commissions,	Discontinued
(millions)	expenses	fees and other	Operations
Total gains (losses) included in earnings	$(3)	$33	$2
Change in unrealized gains (losses) relating to assets or liabilities held at June 30, 2008	(3)	33	2

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

Purported clients have also filed civil litigation against Aon and other companies under a variety of laws and legal theories relating to broker compensation practices and other issues under investigation by New York and other states.  As previously reported, a putative class action styled Daniel v. Aon (Affinity) has been pending in the Circuit Court of Cook County, Illinois since August 1999.  In March 2005, the Court gave preliminary approval to a nationwide class action settlement under which Aon agreed to pay a total of $38 million to its policyholders.  The Court granted final approval to the settlement in March 2006.  Parties that objected to the settlement appealed, and in June 2008 the Illinois Appellate Court affirmed the approval of the settlement.

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

A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against Aon seeking more than £50 million ($99 million at June 30, 2008 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters.  In a preliminary decision issued on February 13, 2008, the court construed the relevant policy language to excuse underwriters from paying Standard Life and concluded that Aon was negligent in not seeking changes to the language.  Aon filed an interlocutory appeal of this preliminary decision.  In July 2008, Aon reached a settlement with underwriters under which underwriters agreed to pay a portion of the ultimate recovery by Standard Life in exchange for Aon dropping its appeal of the preliminary decision.  In subsequent proceedings in the Commercial Court, Aon will vigorously contest Standard Life’s claims based on a variety of legal and factual arguments.  Aon has a potential negligence claim against a different third party which provided advice with respect of the relevant policy language, and Aon further believes that, as a result of an indemnity given to Aon by a third party, Aon is entitled to indemnification in whole or part for its losses in this matter.

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

VSC, a former property and casualty underwriting subsidiary of Aon, is engaged in arbitration and litigation proceedings with Applied Underwriters, Inc. (“Applied”), a managing general agent (“MGA”).  In these proceedings, Applied seeks approximately $190 million for, inter alia, an alleged diminution in Applied’s value following VSC’s termination of an MGA contract between the parties.  In connection with the sale of AWG (which includes VSC) in 2006, Aon agreed to retain certain obligations related to VSC’s property and casualty underwriting business, now in runoff, including this matter.  Aon believes that VSC has meritorious defenses and is vigorously defending the arbitration and litigation.  The outcome of the action, and the amount of any losses or other payments that may result, cannot be predicted at this time.

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

For the Canadian and Australian sales, the Company has analyzed qualitative and quantitative factors related to the transactions with the Bank SPEs and have determined that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46R because Aon is not their primary beneficiary.  Specific factors considered include the fact that Aon is not the sponsor of any of the Bank SPEs, various other unaffiliated companies sell receivables to the Bank SPEs, and unaffiliated third parties have either made substantial equity investments in the Bank SPEs, hold voting control of the Bank SPEs, or generally have the risks and rewards of ownership of the assets of the Bank SPEs through liquidity support agreements or other arrangements involving significant variable interests.

Aon’s variable interest in the Bank SPEs in these jurisdictions is limited to the retained interests in premium finance agreements sold to the Bank SPEs.  The Company reviews all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of its accounting.

Pursuant to the sale agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements to $1.8 billion.  The Bank SPEs had advanced $1.3 billion and $1.4 billion at June 30, 2008 and December 31, 2007, respectively, on portfolios sold to the Bank SPEs of $1.4 billion and $1.5 billion at June 30, 2008 and December 31, 2007, respectively.

Aon records gains on the sale of premium finance agreements.  When Aon calculates the gain, all costs expected to be incurred for the relevant Bank SPEs are included.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $15 million and $16 million for the three months ended June 30, 2008 and 2007, respectively, and $32 million and $31 million for the six months ended June 30, 2008 and 2007, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, principally in the form of over-collateralization provided by Aon (and other sellers) as required by the sales agreements.  The retained interest in the sold receivables represents Aon’s maximum exposure to illiquidity and credit-related losses, and was approximately $142 million at June 30, 2008.  The Company continually reviews the retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjusts its carrying value accordingly.

With the exception of the Australian sales agreements, all the other sales agreements require Aon to meet the following covenants:

•      consolidated net worth, as defined, of at least $2.5 billion,

•      consolidated EBITDA to consolidated net interest of at least 4 to 1, and

•      consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

Aon intends to renew these sales agreements as they expire.  The Company faces the risk that pricing for liquidity or other program costs from the Bank SPEs will increase upon renewal.  Moreover, as Aon’s ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could have a significant impact on Aon’s premium finance results of operations and cash flows.  The

Company also faces the risk the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements.  Such an occurrence would require the Company to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements.  Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, Aon’s access to the conduit facilities and special purpose vehicles could be affected.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections.  First, key recent events are described that have affected or will affect our financial results during 2008.  We then review our consolidated results and segments with comparisons for the second quarter 2008 to the corresponding period in 2007.  We then discuss our financial condition and liquidity as well as information on our off balance sheet arrangements.  The final section addresses certain factors that can influence future results.

The outline for our Management’s Discussion and Analysis is as follows:

KEY RECENT EVENTS

Acquisitions and Divestitures

Restructuring Initiatives

Share Repurchase Program

Change in Chairman of Aon’s Board of Directors

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

The final purchase price is subject to adjustment based on, among other things, agreed-to net worth calculations.

We have included CICA and Sterling’s operating results through the date of sale in discontinued operations.  We recorded a pretax gain on these sales of approximately $1.4 billion in the second quarter 2008.

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

Restructuring Initiatives

In 2007 we announced a global restructuring plan intended to create a more streamlined organization and reduce expense growth to better serve clients.  We estimate this restructuring plan will result in cumulative pretax charges totaling approximately $360 million.  Expenses will include workforce reduction and lease consolidation costs, asset impairments, and other expenses necessary to implement the restructuring initiative.  We recorded approximately $159 million of restructuring and related expenses through June 30, 2008, including $53 million and $113 million in the second quarter and six months of 2008, respectively.  We expect the remaining restructuring and related expenses to affect continuing operations through the end of 2009.  We anticipate that these initiatives will lead to annualized cost-savings of approximately $50-$70 million in 2008, $175-$200 million in 2009, and $240 million by 2010.  However, there can be no assurances that we will achieve the targeted savings.

Based on our current projections, the 2007 restructuring plan eliminates an estimated 2,400 jobs, 300 fewer jobs than previously disclosed, beginning in the third quarter of 2007 and continuing into 2009.  To date, approximately 600 jobs have been eliminated.  We also expect to close or consolidate several offices resulting in sublease losses or lease buy-outs.  These efforts will also trigger asset impairments in the form of accelerated amortization of the remaining leasehold improvements.

The following table summarizes 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	Actual					Estimated
		2008			Total	Total for
		First	Second	Six	Incurred	Restructuring
(millions)	2007	Quarter	Quarter	Months	to Date	Period (1)
Workforce reduction	$17	$51	$25	$76	$93	$185
Lease consolidation	22	5	13	18	40	95
Asset impairments	4	2	12	14	18	52
Other costs associated with restructuring	3	2	3	5	8	28
Total restructuring and related expenses	$46	$60	$53	$113	$159	$360

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

	Actual					Estimated
		2008			Total	Total for
		First	Second	Six	Incurred	Restructuring
(millions)	2007	Quarter	Quarter	Months	to Date	Period
Risk and Insurance Brokerage Services	$41	$57	$49	$106	$147	$307
Consulting	5	3	4	7	12	53
Total restructuring and related expenses	$46	$60	$53	$113	$159	$360

Share Repurchase Program

We are currently authorized to repurchase $4.6 billion of Aon’s common stock.  Pursuant to this program, during the first six months of 2008, we repurchased approximately 33.4 million shares at a cost of $1.5 billion.  The volume of share repurchases increased in the second quarter, as we used the proceeds received from the sales of CICA and Sterling to repurchase shares. Since the program began, through June 30, 2008, we have now repurchased 81.5 million shares at a cost of $3.3 billion.

Any repurchased shares are available for issuance through employee stock plans and for other corporate purposes.  Of the shares repurchased since the program’s inception, we have reissued approximately 20.2 million shares for stock options, stock awards and other benefit plans.

Change in Chairman of Aon’s Board of Directors

Patrick Ryan, the Executive Chairman of Aon’s Board of Directors, retired from Aon on August 1, 2008.  Mr. Ryan founded Aon, which had its origin in a small insurance agency he started in 1964.

Mr. Ryan is succeeded by Lester B. Knight, an independent director since 1999.  Mr. Knight was elected Non-Executive Chairman of Aon’s Board of Directors on July 18, 2008.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include restructuring, pensions, contingencies, policy liabilities, valuation of investments, intangible assets, share-based payments and income taxes, as discussed in our 2007 Annual Report on Form 10-K.

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

Consolidated Results

The following table and commentary provide selected consolidated financial information.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007
Revenue:
Commissions, fees and other	$1,912	$1,776	$3,785	$3,505
Investment income	68	90	127	159
Total revenue	1,980	1,866	3,912	3,664

Expenses:
Compensation and benefits	1,155	1,109	2,321	2,162
Other general expenses	512	425	943	848
Depreciation and amortization	58	46	108	93
Total operating expenses	1,725	1,580	3,372	3,103
Operating income	255	286	540	561
Interest expense	31	34	64	69
Other income	(2)	(29)	(6)	(29)
Income from continuing operations before provision for income tax	$226	$281	$482	$521
Pretax margin - continuing operations	11.4%	15.1%	12.3%	14.2%

Revenue

Commissions, fees and other increased by $136 million or 8% on a quarterly basis and $280 million or 8% on a year-to-date basis.  The impact of foreign currency translation and organic growth in the Risk and Insurance Brokerage Services and Consulting segments primarily drove the increases in both periods.  A decline in outsourcing revenue in our Consulting segment partially offset our year-to-date growth.

Investment income decreased $22 million or 24% on a quarterly basis and $32 million or 20% on a year-to-date basis as a result of lower non-liquidating distributions from our Private Equity Partnership Structures I, LLC (“PEPS I”) investment, which declined $26 million and $37 million from 2007 on a quarterly and year-to-date basis, respectively.  Partially offsetting the lower distributions from PEPS I is increased interest income in the second quarter resulting from investing the proceeds from the sales of CICA and Sterling.

Expenses

Compensation and benefits increased $46 million or 4% on a quarterly basis and $159 million and 7% on a year-to-date basis.  Driving the increases in both periods were the impact of foreign currency translation and higher restructuring charges.  Partially offsetting these increases are benefits from our 2007 and 2005 restructuring programs, and on a year-to-date basis, lower pension expense from the 2007 changes to our U.K. defined benefit pension plans.

Other general expenses increased $87 million or 20% on a quarterly basis and $95 million or 11% on a year-to-date basis.  The increases were driven by the impact of foreign currency translation, higher E&O and restructuring expenses, and costs related to anti-bribery investigations and related compliance initiatives.  On a year-to-date basis, last year’s expenses included $21 million for the settlement of litigation in early 2007 for acquired employees in our U.K. reinsurance business.

Depreciation and amortization expense increased $12 million or 26% on a quarterly basis and $15 million or 16% on a year-to-date basis due to restructuring-related impairments and foreign exchange translations, partially offset by lower software amortization.

Interest expense decreased $3 million on a quarterly basis and $5 million on a year-to-date basis, due primarily to the redemption of our 3.5% Senior Convertible Debentures during 2007.

Other income decreased $27 million on a quarterly basis and $23 million on a year-to-date basis primarily due to larger gains on the sales of businesses in 2007 versus 2008.

Income from Continuing Operations Before Provision for Income Tax

Income from continuing operations before provision for income tax decreased $55 million or 20% to $226 million on a quarterly basis and $39 million or 7% for the six months ended June 30, 2008.  The decrease is mainly attributable to higher restructuring costs and higher gains on the sale of businesses in 2007, which more than offset the favorable impacts of foreign currency translation and organic revenue growth.

Income Taxes

The effective tax rate for continuing operations was 25.7% for second quarter 2008 compared to 34.9% for second quarter 2007. The effective tax rate for continuing operations was 28.0% and 33.2% for the six month periods ended June 30, 2008 and 2007, respectively.  The rates for all reported periods except second quarter 2007 were favorably impacted by the resolution of prior year tax items.  In the second quarter 2008, the FIN 48 unrecognized tax position balance was reduced by $7 million due to the favorable settlement of prior year tax issues in the U.K.  Our 2008 tax rate also reflects the benefit of statutory rate reductions in key operating jurisdictions, particularly the U.K., and the projected geographic distribution of earnings.

Income from Continuing Operations

Income from continuing operations for second quarter 2008 and 2007 was $168 million and $183 million, respectively.  Basic and diluted income per share in the second quarter 2008 was $0.58 and $0.55, respectively, versus $0.62 and $0.57 for basic and diluted income per share in 2007, respectively. Income from continuing operations for six months 2008 and 2007 was $347 million and $348 million, respectively.  Basic and diluted income per share for six months 2008 was $1.17 and $1.11, respectively, versus $1.18 and $1.09 for basic and diluted income per share in 2007, respectively.  Income from continuing operations in 2008 included $0.06 and $0.13 per share for foreign currency translation gains for the second quarter and six months, respectively.  Our basic and diluted per share calculation for both the quarter and six months 2008 was favorably impacted by lower shares outstanding as a result of our share repurchase program.

Discontinued Operations

Second quarter income from discontinued operations was $965 million ($3.33 and $3.16 per basic and diluted share, respectively) for 2008 versus $57 million for 2007 ($0.19 and $0.18 per basic and diluted share, respectively).  Six months income from discontinued operations was $1,004 million ($3.38 and $3.21 per basic and diluted share, respectively) for 2008 versus $105 million for 2007 ($0.35 and $0.32 per basic and diluted share, respectively).  Results for 2007 principally reflect operating results from our CICA and Sterling businesses, while results for 2008 primarily reflect first quarter operating results from our CICA and Sterling businesses and a $1.0 billion after-tax gain from the sales of these operations on April 1, 2008.

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

The following table and commentary provide selected financial information on the operating segments.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007
Operating segment revenue: (1) (2)
Risk and Insurance Brokerage Services	$1,633	$1,515	$3,224	$2,971
Consulting	336	325	679	654
Income before income tax:
Risk and Insurance Brokerage Services	$235	$278	$479	$520
Consulting	43	44	106	91
Pretax Margins:
Risk and Insurance Brokerage Services	14.4%	18.3%	14.9%	17.5%
Consulting	12.8%	13.5%	15.6%	13.9%

(1)   Intersegment revenues of $7 million and $6 million were included in second quarter 2008 and 2007, respectively.

(2)   Intersegment revenues of $16 million were included in both six months ending June 30, 2008 and 2007.

The following table reflects investment income earned by the operating segments, which is included in the foregoing results.

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(millions)	2008	2007	2008	2007

Risk and Insurance Brokerage Services	$49	$53	$100	$98
Consulting	1	6	2	7

Risk and Insurance Brokerage Services investment income decreased $4 million from second quarter 2007 and increased $2 million on a year-to-date basis.  The quarterly decrease is due to a 2007 gain from the sale of an investment and lower interest rates, partially offset by a weaker dollar and higher invested balances. On a year-to-date basis the weaker dollar and higher invested balances more than offset the 2007 gain from the sale of an investment and lower interest rates.  The $5 million quarterly and year-to-date decrease in Consulting investment income is attributable to a 2007 gain from the sale of an investment.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry.  Aon was ranked in 2008 by Business Insurance as the world’s largest insurance broker, by A.M. Best as the number one global insurance brokerage in 2008 and 2007 based on brokerage revenues, and voted the best insurance intermediary and best reinsurance intermediary in 2007 by the readers of Business Insurance.

Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.  Insurance premiums are cyclical, and may vary widely based on market conditions.  Premium rates usually increase when the industry has heavier than expected losses or capital shortages; this situation is referred to as a “hard market.”  A hard market tends to increase commission revenues.  Conversely, a “soft market,” characterized by flat or reduced premium rates, results from increased competition for market share among insurance carriers or increased underwriting capacity.  A soft market tends to reduce commission revenues.  Hard and soft markets may be broad-based or more narrowly focused across certain product lines or geographic areas.  We experienced a soft market in many business lines/segments and in many geographic areas in 2007.  Prices fell throughout the year, with the greatest declines seen in large and middle-market accounts.  Prices have continued to decline in the first half of 2008, and we expect the soft market to continue through the remainder of 2008.

Risk and Insurance Brokerage Services generated approximately 83% of Aon’s total operating segment revenues for both the second quarter and the first half of 2008.  Revenues are generated primarily through:

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

•      provides investment banking products and services, including mergers and acquisitions and other financial advisory services, capital raising, contingent capital financing, insurance-linked securitizations and derivative applications;

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

•      Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization and evaluate and mitigate catastrophic loss exposures worldwide along with investment banking products and services.

Revenue

This table shows Risk and Insurance Brokerage Services revenue by sub-segment.

	Second Quarter Ended June 30,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2008	2007	Change	Impact	& Transfers	Other	Growth
Americas	$625	$618	1%	2%	—%	—%	(1)%
United Kingdom	223	218	2	2	1	(2)	1
Europe, Middle East & Africa	382	307	24	15	—	2	7
Asia Pacific	152	138	10	10	(2)	1	1
Reinsurance	251	234	7	6	6	(7)	2
Total revenue	$1,633	$1,515	8%	6%	1%	(1)%	2%

	Six Months Ended June 30,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2008	2007	Change	Impact	& Transfers	Other	Growth
Americas	$1,156	$1,137	2%	2%	—%	—%	—%
United Kingdom	384	374	3	2	1	—	—
Europe, Middle East & Africa	907	741	22	14	1	2	5
Asia Pacific	262	238	10	10	(1)	(1)	2
Reinsurance	515	481	7	6	3	(3)	1
Total revenue	$3,224	$2,971	9%	6%	—%	1%	2%

•      Americas revenue grew 1% and 2% on a quarterly and year-to-date basis, respectively, driven by the positive impact of the weak U.S. dollar and strong growth in our Latin America and affinity operations, partially offset by soft market conditions and a slowdown in private equity and commercial construction activity in U.S. Retail.

•      U.K. revenue rose 2% and 3% on a quarterly and year-to-date basis, driven by favorable foreign exchange, acquisitions and growth in our affinity operations. Organic revenue, impacted by soft market conditions, grew 1% for the quarter and was unchanged on a year-to-date basis.

•      Europe, Middle East & Africa revenue increased 24% and 22% on a quarterly and year-to-date basis, respectively, reflecting favorable foreign currency translation and organic revenue growth.  Organic growth of 7% and 5% for the quarter and year-to-date, respectively, was primarily due to new business in Europe and emerging markets in Africa and the Middle East.

•      Asia Pacific’s 10% revenue growth on a quarterly and year-to-date basis was driven by positive foreign currency translation and organic growth reflecting strong growth in most markets in Asia, partially offset by the impact of certain regulatory changes in Japan. Organic growth was 1% and 2% for the second quarter and six months, respectively.

•      Reinsurance revenue grew 7% on a quarterly and year-to-date basis driven by the favorable impact of foreign currency translation, the acquisition of Gallagher Re and organic revenue growth, partially offset by lower investment income. Growth in global facultative placements and capital markets transactions more than offset overall soft market conditions. Organic growth was 2% and 1% for the second quarter and six months, respectively.

This table shows Risk and Insurance Brokerage Services revenue by geographic area.

	Second Quarter			Six Months
(millions)	June 30, 2008	June 30, 2007	Percent Change	June 30, 2008	June 30, 2007	Percent Change
United States	$531	$545	(3)%	$1,010	$1,033	(2)%
Americas, other than U.S.	206	176	17	364	306	19
United Kingdom	272	266	2	492	483	2
Europe, Middle East & Africa	452	373	21	1,060	885	20
Asia Pacific	172	155	11	298	264	13
Total revenue	$1,633	$1,515	8%	$3,224	$2,971	9%

•      U.S. revenues declined 3% and 2% on a quarterly and year-to-date basis, respectively, due to soft market conditions in our retail and reinsurance businesses.  We experienced slowdowns in private equity and commercial construction activity, which impacted our retail business.

•      Americas other than U.S. revenue rose 17% and 19% for the quarter and six months, respectively, reflecting strong organic growth in Latin America and the favorable impact of foreign currency translation.

•      U.K. revenue rose 2% for both the quarter and six months, driven by favorable foreign currency translation, partially offset by the impact of soft market conditions in our retail and reinsurance businesses.

•      Europe, Middle East & Africa increased 21% and 20% on a quarterly and year-to-date basis, respectively, driven by favorable foreign currency translation as well as solid organic growth in Europe and strong results in our emerging markets.

•      Asia Pacific revenue rose 11% and 13% for the quarter and six months, respectively, due to favorable foreign currency translation and organic growth.

Income Before Income Tax

Second quarter 2008 pretax income declined $43 million to $235 million, and six months 2008 pretax income fell $41 million to $479 million.  Pretax margins in 2008 were 14.4% and 14.9% on a quarterly and year-to-date basis, respectively, compared to 18.3% and 17.5% on a quarterly and year-to-date basis, respectively, in 2007.  Higher restructuring charges, E&O expense, costs related to our anti-bribery investigations and related compliance initiatives and higher gains on the sale of businesses in 2007 more than offset the positive impact of foreign currency translation, savings realized from the 2007 and 2005 restructuring plans, organic revenue growth, and on a year-to-date basis, the inclusion in 2007 of $21 million of expense related to the settlement of litigation.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  Our Consulting segment:

•      provides a broad range of consulting services, and

•      generated 17% of Aon’s total operating segment revenue for both second quarter and six months 2008.

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

Revenue

This table shows Consulting revenue by sub-segment.

	Second Quarter Ended June 30,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2008	2007	Change	Impact	& Transfers	Other	Growth
Consulting services	$279	$269	4%	4%	(1)%	(2)%	3%
Outsourcing	57	56	2	1	(1)	2	—
Total revenue	$336	$325	3%	4%	(1)%	(2)%	2%

	Six Months Ended June 30,
					Less:
				Less:	Acquisitions,	Less:	Organic
			Percent	Currency	Divestitures,	All	Revenue
(millions)	2008	2007	Change	Impact	& Transfers	Other	Growth
Consulting services	$568	$533	7%	5%	—%	(2)%	4%
Outsourcing	111	121	(8)	2	(1)	—	(9)
Total revenue	$679	$654	4%	4%	(1)%	—%	1%

•                  Consulting Services revenue increased $10 million or 4% and $35 million or 7% on a quarterly and year-to-date basis, respectively.  Organic revenue growth was 3% and 4% for second quarter and six months 2008, respectively, reflecting the impact of favorable foreign currency translation and growth in our international retirement and health and benefit consulting practices on a quarterly and year-to-date basis.

•                  Outsourcing revenue increased $1 million for the quarter but declined $10 million for six months.  Organic revenue was unchanged for the quarter but declined 9% on a year-to-date basis driven by the termination of our contract with AT&T in 2007.

This table shows Consulting revenue by geographic area.

	Second Quarter			Six Months
(millions)	June 30, 2008	June 30, 2007	Percent Change	June 30, 2008	June 30, 2007	Percent Change
United States	$149	$165	(10)%	$301	$328	(8)%
Americas, other than U.S.	37	31	19	70	61	15
United Kingdom	70	67	4	134	128	5
Europe, Middle East & Africa	62	50	24	138	112	23
Asia Pacific	18	12	50	36	25	44
Total revenue	$336	$325	3%	$679	$654	4%

•                  U.S. revenue declined 10% and 8% on a quarterly and year-to-date basis, respectively, primarily reflecting lower investment income and the loss of outsourcing revenue related to the AT&T contract termination.

•                  Americas other than the U.S. revenue grew 19% and 15% for the quarter and six months, respectively, driven by favorable foreign currency translation and organic growth.

•                  United Kingdom revenue rose 4% for the quarter and 5% for six months driven by both organic growth and favorable foreign currency translation.

•                  Europe, Middle East & Africa revenue increased 24% and 23% on a quarterly and year-to-date basis, respectively, driven by favorable foreign currency translation, acquisitions and organic revenue growth.

•                  Asia Pacific revenues grew 50% and 44% for the second quarter and six months, respectively, reflecting the impact of favorable foreign currency translation and organic revenue growth.

Income Before Income Tax

Second quarter 2008 pretax income decreased 2% to $43 million, compared to $44 million in 2007.  On a year-to-date basis, 2008 pretax income increased $15 million or 16% to $106 million.  Pretax margins for the quarter were 12.8% and 13.5% for 2008 and 2007, respectively, and for six months were 15.6% and 13.9% for 2008 and 2007, respectively. The quarterly pretax income and margin decline was primarily driven by the gain on sale of an investment in 2007, partially offset by organic revenue growth. The six months pretax income and margin improvement was principally driven by benefits related to the 2005 restructuring plan, other operational improvements and favorable foreign currency translation, partially offset by the gain on sale of an investment in 2007.

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

Unallocated investment income was $17 million and $29 million for the second quarter 2008 and 2007, respectively, and $22 million and $51 million for six months 2008 and 2007, respectively.  The decrease was principally driven by lower income from our PEPS I investment, partially offset by higher interest income from increased balances, reflecting the investment of proceeds from the sales of CICA and Sterling.

Unallocated expenses include corporate governance costs not allocated to the operating segments.  Second quarter 2008 and 2007 expenses were $37 million and $34 million, respectively, and for six months 2008 and 2007 were $58 million and $68 million, respectively.  The quarterly increase reflects higher absorbed costs previously allocated to the underwriting businesses.  Year-to-date expenses declined $10 million as a result of lower corporate staff costs and 2007 non-recurring accounting and legal expenses related to the review of historical equity compensation practices.

Property and Casualty revenues were $1 million for second quarter 2008 compared to $3 million in 2007 and were $3 million and
$4 million for six months 2008 and 2007, respectively.  Associated expenses were $2 million and $5 million for second quarter 2008 and 2007, respectively, and were $6 million and $8 million for six months 2008 and 2007, respectively.

Interest expense, which represents the cost of our worldwide debt obligations, totaled $31 million and $34 million for second quarter 2008 and 2007, respectively, and were $64 million and $69 million for six months 2008 and 2007, respectively.  The decreases for both periods primarily reflect the impact of the redemption of our 3.5% Senior Convertible Debentures in 2007.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the six months ended June 30, 2008 and 2007 are as follows:

(millions) Six months ended June 30,	2008	2007
Insurance Underwriting operating cash flows	$(7)	$216
All other operating cash flows	(25)	167
	(32)	383
Change in funds held on behalf of brokerage and consulting clients	300	450
Cash provided by operating activities	$268	$833

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident & health and life and certain property & casualty businesses in run-off.  These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities. As noted earlier, we sold our CICA and Sterling businesses on April 1, 2008.

Our operating cash flow from our insurance subsidiaries was $(7) million for 2008, a decrease of $223 million compared to 2007.  Due to the sales of CICA and Sterling, cash flows for 2008 include only activity through the date of sale.  For 2008, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $624 million compared to $1,160 million in 2007.  Investment and other miscellaneous income received were $49 million and $89 million in 2008 and 2007, respectively.

The insurance underwriting subsidiaries used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes.  Claims and other cash benefits paid were $363 million in 2008 versus $645 million in 2007.  Commissions and general expenses paid were $254 million for 2008, compared to $368 million in 2007.  Tax payments for 2008 were $63 million compared to $20 million last year.

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

All other operating cash flows

Our operating cash flows from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was a use of $25 million in 2008 compared to a source of $167 million in 2007.  These amounts exclude the change in funds held on behalf of clients as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.

Aon uses the excess cash generated by our brokerage and consulting businesses as well as dividends received from CICA prior to its sale to meet its liquidity needs, which consist of servicing its debt, paying dividends to its stockholders and repurchasing outstanding shares.

Investing and Financing Activities

Investing activities generated cash of $1.1 billion.  We received $2.9 billion in cash from the sales of our CICA and Sterling subsidiaries.  Cash flows used by investing activities included purchases, net of sales of investments, of $1.7 billion, principally reflecting the investment of the proceeds of the CICA and Sterling sales.  In addition, $58 million of cash was used for capital expenditures, net of disposals. We spent $63 million for various acquisitions of subsidiaries.

Our financing needs were $1.5 billion.  Financing uses primarily included share repurchase activity, net of reissuance for our employee benefit plans of $1.2 billion, cash dividends paid to shareholders of $89 million, and debt repayments, net of issuance, of $165 million.

Financial Condition

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity as short-term investments.

In our condensed consolidated statements of financial position, we report fiduciary assets equal to our fiduciary liabilities.  Our fiduciary assets include short-term investments of $3,521 million and $3,122 million at June 30, 2008 and December 31, 2007, respectively.

Since year-end 2007, total assets decreased $802 million to $24.1 billion.

•                  Working capital, excluding assets and liabilities held-for-sale, increased $1,315 million to $3.4 billion.  The increase is primarily attributed to an increase in short-term investments from the sales of CICA and Sterling.  We spent $1.1 billion in cash during the second quarter to repurchase common stock.

•                  Short-term debt decreased by $252 million as a result of paying down all of our short-term Euro facility borrowings.

•                  Accounts payable and accrued liabilities decreased $211 million due primarily to the payment of incentive compensation in March.

•                  Goodwill increased $202 million primarily due to the impact of foreign currency translation.

•                  Long-term debt increased by $129 million, reflecting higher long-term Euro facility borrowings and the impact of foreign currency translation.

Borrowings

Total debt at June 30, 2008 was $2,022 million, a decrease of $123 million from December 31, 2007, which is the net result of our Euro facility repayments and borrowings.

At June 30, 2008, we had a $600 million U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.  At June 30, 2008, we have issued $20 million in letters of credit.

We also have several foreign credit facilities available.  At June 30, 2008, we had available to us:

•                  a five-year €650 million ($1,024 million at June 30, 2008 exchange rates) multi-currency facility of which $685 million was outstanding at June 30, 2008.  See Note 7 to the consolidated financial statements in our 2007 Form 10-K for further discussion of both the U.S. and Euro facilities;

•                  a £37.5 million ($75 million) facility,

•                  a 364-day €25 million ($39 million) facility, and

•                  a €20 million ($32 million) open-ended facility.

The major rating agencies’ ratings of our debt at August 4, 2008 appear in the table below.

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

Stockholders’ Equity

Stockholders’ equity increased $234 million from December 31, 2007 to $6,455 million, driven primarily by an increase in net income of $1,351 million and foreign currency translation gains, mostly offset by net treasury stock transactions of $1,246 million.

Accumulated other comprehensive loss decreased $236 million since December 31, 2007.  Compared to year end 2007:

•                  net foreign currency translation increased by $246 million because of the weakening of the U.S. dollar against foreign currencies and the impact of CICA.  CICA’s foreign exchange translation balance is no longer included in our accumulated other comprehensive loss due to its sale on April 1, 2008;

•                  net unrealized investment gains rose $20 million,

•                  net derivative losses increased $19 million, and

•                  our net unrecognized losses and unrecognized prior service credits increased by $11 million.

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

Reinsurance Guarantee

In connection with the AWG disposal, we issued an indemnification that protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured.  These reinsurance recoverables amount to $719 million at June 30, 2008.  Trust balances and letters of credit offsetting these reinsurance recoverables total approximately $161 million. At December 31, 2007, we had recorded a $12 million liability, reflecting the fair value of this indemnification.  The value decreased to approximately $10 million as of June 30, 2008.  The indemnification represents the present value of the indemnification on the credit risk of the reinsurers.

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

For the Canadian and Australian sales, we have analyzed qualitative and quantitative factors related to our transactions with the Bank SPEs and have determined that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46R because we are not their primary beneficiary.  Specific factors we considered include:

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

Pursuant to the sale agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements to $1.8 billion.  The Bank SPEs had advanced to us $1.3 billion and $1.4 billion at June 30, 2008 and December 31, 2007, respectively, on portfolios sold to the Bank SPEs of $1.4 billion and $1.5 billion at June 30, 2008 and December 31, 2007, respectively.

We record gains on the sale of premium finance agreements.  When we calculate the gain, we include all costs we expect to incur for the relevant Bank SPEs.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $15 million and $16 million for the three months ended June 30, 2008 and 2007, respectively, and $32 million and $31 million for the six months ended June 30, 2008 and 2007, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, principally in the form of over-collateralization provided by us (and other sellers) as required by the sales agreements.  The retained interest in our sold receivables represents our maximum exposure to illiquidity and credit-related losses, and was approximately $142 million at June 30, 2008.  We continually review our retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjust its carrying value accordingly.

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

We intend to renew these conduit facilities as they expire.  We recently renewed the Australian sales agreement, and the U.S., Canadian and European agreements are set for renewal in October 2008.  Given the current environment in the credit markets, it is likely that our pricing for liquidity and other program costs from the Bank SPEs will rise upon renewal.  Moreover, as our ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could have a significant impact on our premium finance results of operations and cash flows.  We also face the risk the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements.  Such an occurrence would require us to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements.  Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, our access to the conduit facilities and special purpose vehicles could be affected.

PEPS I

In 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE.  The common stock interest in PEPS I is held by a limited liability company, owned by us (49%) and by a charitable trust, which we do not control, established for victims of the September 11th attacks (51%).  We do not include the assets and liabilities and operations of PEPS I in our consolidated financial statements.

In 2001, PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties.  PEPS I then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

As part of this transaction, Aon is required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  Commitments of $1 million were funded by us in 2008.  As of June 30, 2008, unfunded commitments amounted to $43 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

We received income distributions from our preferred investment in PEPS I of $0 million and $26 million in the second quarter of 2008 and 2007, respectively, and $2 million and $39 million in the first six months of 2008 and 2007, respectively, which are included in investment income.  Prior to 2007, income distributions received from PEPS I were limited to interest payments on various PEPS I debt instruments.  Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, began to pay preferred income distributions.  Whether we receive additional preferred returns will depend on the performance of the LP interests underlying PEPS I, which we expect to vary from period to period.  We do not control the timing of the distributions.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At June 30, 2008, we have hedged approximately 48% and 72% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Second quarter 2008 diluted earnings per share were positively impacted by $0.06 related to translation gains.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Based on Aon management’s evaluation (with the participation of the chief executive officer and chief financial officer), as of the end of the period covered by this report, Aon’s chief executive officer and chief financial officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)–15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by Aon in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in internal control over financial reporting.  There were no changes in Aon’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)–15(f) under the Exchange Act) during second quarter 2008 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 13 (Contingencies) to the condensed consolidated financial statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
4/1/08 – 4/30/08	10,915,800	$44.46	10,915,800	$1,917,066,076
5/1/08 – 5/31/08	7,076,000	$46.77	7,076,000	$1,586,130,013
6/1/08 – 6/30/08	6,500,629	$47.07	6,500,629	$1,280,150,478
Total	24,492,429	$45.82	24,492,429

(1)   Does not include commissions paid to repurchase shares.

(2)   In 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  In 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion.  In fourth quarter 2007, the Company announced that its Board of Directors had increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through June 30, 2008, the Company has repurchased 81.5 million shares of common stock at an average price (excluding commissions) of $40.73 per share for an aggregate purchase price of $3,230 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $1,280 million, with no termination date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2008 Annual Meeting of Stockholders of the Registrant was held on May 16, 2008 (the “Annual Meeting”).

(b)	See Item 4(c) below.

(c)

At the Annual Meeting, Aon’s stockholders voted on the following matters:  the election of fifteen directors to serve until the 2009 Annual Meeting of Stockholders and the ratification of the appointment of Aon’s independent registered public accounting firm for 2008.  The voting results were as follows:

(i)            In the election of directors, each nominee was elected by the following vote:

Name	For	Withheld
Patrick G. Ryan*	258,567,205	13,679,104
Gregory C. Case	267,653,886	4,592,423
Fulvio Conti	266,926,121	5,320,188
Edgar D. Jannotta	258,122,251	14,124,058
Jan Kalff	174,091,897	98,154,412
Lester B. Knight	267,762,272	4,484,037
J. Michael Losh	262,611,338	9,634,971
R. Eden Martin	259,752,362	12,493,946
Andrew J. McKenna	256,156,115	16,090,194
Robert S. Morrison	267,198,085	5,048,224
Richard B. Myers	261,795,055	10,451,254
Richard C. Notebaert	261,225,009	11,021,300
John W. Rogers, Jr.	249,776,034	22,470,275
Gloria Santona	267,631,533	4,614,776
Carolyn Y. Woo	266,757,270	5,489,039

*  Patrick G. Ryan retired as a Director and Aon’s Executive Chairman on August 1, 2008.

(ii)           The proposal to ratify the appointment of Ernst & Young LLP as Aon’s independent registered public accounting firm for the 2008 fiscal year was approved by the following vote:

For	Against	Abstain
254,742,505	14,897,320	2,606,485

ITEM 6.	EXHIBITS

Exhibits – The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

August 8, 2008	/s/ Christa Davies
CHRISTA DAVIES
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer and duly authorized officer of Registrant)

Aon CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Amendment No. 1 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005.

10.2

Amendment No. 2 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005.

10.3

Amendment No. 3 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005.

10.4

Amendment No. 4 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005.

10.5

Amendment No. 5 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005.

10.6

Amendment No. 6 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 6, 2008.

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