Form 10-Q
period 2008-09-30
AON CORP
filed 2008-11-07
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

Number of shares of common stock, $1.00 par value, outstanding as of September 30, 2008:  269,782,261

Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Sept. 30, 2008	Dec. 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$478	$584
Short-term investments	1,946	1,209
Receivables	1,877	1,996
Fiduciary assets	9,109	9,498
Other current assets	245	219
Assets held for sale	31	4,418
Total Current Assets	13,686	17,924
Goodwill	4,882	4,915
Other intangible assets	222	204
Fixed assets, net	449	497
Long-term investments	370	417
Other non-current assets	1,109	920
TOTAL ASSETS	$20,718	$24,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Fiduciary liabilities	$9,109	$9,498
Short-term debt	—	252
Accounts payable and accrued liabilities	1,180	1,416
Other current liabilities	346	288
Liabilities held for sale	3	3,028
Total Current Liabilities	10,638	14,482
Long-term debt	1,964	1,893
Pension, post employment and post retirement liabilities	1,136	1,251
Other non-current liabilities	1,033	1,030
TOTAL LIABILITIES	14,771	18,656

STOCKHOLDERS’ EQUITY
Common stock-$1 par value	361	361
Additional paid-in capital	3,153	3,064
Retained earnings	6,868	5,607
Accumulated other comprehensive loss	(738)	(726)
Treasury stock at cost	(3,697)	(2,085)
TOTAL STOCKHOLDERS’ EQUITY	5,947	6,221
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,718	$24,877

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007

Revenue
Commissions, fees and other	$1,756	$1,672	$5,493	$5,125
Investment income	91	77	218	236
Total revenue	1,847	1,749	5,711	5,361

Expenses
Compensation and benefits	1,132	1,048	3,432	3,188
Other general expenses	425	397	1,350	1,228
Depreciation and amortization	49	48	157	141
Total operating expenses	1,606	1,493	4,939	4,557
	241	256	772	804

Interest expense	32	33	96	102
Other income	(3)	—	(9)	(29)

Income from continuing operations before provision for income tax	212	223	685	731
Provision for income tax	59	93	191	262
Income from continuing operations	153	130	494	469

Income (loss) from discontinued operations	(55)	88	1,445	261
Provision for (benefit from) income tax	(19)	14	471	73
Income (loss) from discontinued operations, net of tax	(36)	74	974	188

Net income	$117	$204	$1,468	$657

Basic net income (loss) per share
Continuing operations	$0.56	$0.44	$1.70	$1.59
Discontinued operations	(0.13)	0.25	3.37	0.63
Net income	$0.43	$0.69	$5.07	$2.22

Diluted net income (loss) per share
Continuing operations	$0.52	$0.41	$1.62	$1.47
Discontinued operations	(0.12)	0.23	3.19	0.58
Net income	$0.40	$0.64	$4.81	$2.05

Cash dividends per share paid on common stock	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding - diluted	290.3	321.5	305.2	322.6

See the accompanying notes to the condensed consolidated financial statements.

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
(millions)	2008	2007

Cash Flows - Operating Activities:
Net income	$1,468	$657
Gain from disposal of operations	(1,403)	—
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization of property, equipment and software	117	118
Stock compensation expense	194	152
Amortization of intangible assets	40	31
Valuation changes on investments, income on disposals and net bond amortization	9	(12)
Income taxes	318	155
Contribution to major defined benefit pension plans in excess of expense	(86)	(83)
Cash paid (in excess of) less than expense for restructuring plans	47	(30)
Provision for New York and other state settlements	—	(37)
Change in funds held on behalf of brokerage and consulting clients	50	150
Change in insurance underwriting assets and liabilities
Net reinsurance and net due & deferred premium	6	49
Prepaid premiums	7	42
Deferred policy acquisition costs	(3)	(14)
Policy liabilities	(37)	(10)
Net due reinsurance	—	(4)
Change in other assets and liabilities
Accounts payable and accrued liabilities	(357)	(418)
Other assets and liabilities - net	43	180
Cash Provided by Operating Activities	413	926

Cash Flows - Investing Activities:
Sale of investments
Fixed maturities
Maturities	54	102
Calls and prepayments	29	61
Sales	186	538
Equity securities and other investments	1	73
Purchase of investments
Fixed maturities	(273)	(789)
Other investments	(8)	(21)
Short-term investments - net	(761)	363
Acquisition of subsidiaries	(85)	(228)
Net proceeds from sale of discontinued operations	2,427	39
Property and equipment and other - net	(80)	(103)
Cash Provided by Investing Activities	1,490	35

Cash Flows - Financing Activities:
Issuance of common stock	42	15
Treasury stock transactions - net	(1,773)	(563)
Repayments of short-term borrowings - net	(232)	(29)
Issuance of long-term debt	364	677
Repayments of long-term debt	(297)	(924)
Cash dividends to stockholders	(130)	(132)
Cash Used by Financing Activities	(2,026)	(956)

Effect of Exchange Rate Changes on Cash	17	35
Increase (Decrease) in Cash	(106)	40
Cash at Beginning of Period	584	281
Cash at End of Period	$478	$321

See the accompanying notes to the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                     Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include all normal recurring adjustments which Aon Corporation (“Aon” or the “Company”) considers necessary for a fair presentation.  Operating results for the third quarter and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008.

Refer to the consolidated financial statements and notes in the Annual Report on Form 10-K for the year ended December 31, 2007 for additional details of Aon’s financial position, as well as a description of Aon’s accounting policies, which have been continued without material change, except as described in Note 12.

The Company’s operations include collecting premiums and claims amounts from clients and insurers. Beginning in 2008, the Company began reporting unremitted amounts as fiduciary assets. Previously, these amounts were reported in short-term investments and receivables.  2007 amounts have been reclassified to conform to this presentation.  At September 30, 2008, short-term investments of $3.1 billion and receivables of $6.0 billion are included in the Company’s fiduciary assets. At December 31, 2007, short-term investments of $3.1 billion and receivables of $6.4 billion are included in the Company’s fiduciary assets.

2.                                     New Accounting Pronouncement

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (revised 2007), Business Combinations (“Statement No. 141(R)”) and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  Statement No. 141(R) replaces Statement No. 141 and applies to all transactions or other events in which an entity obtains control over one or more businesses.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Business combinations achieved in stages require recognition of the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  Statement No. 141(R) also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, and requires direct acquisition costs to be expensed.

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

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This

Statement changes disclosure requirements for derivative instruments and hedging activities.  Companies are required to provide enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a Company’s financial position, financial performance and cash flows.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Aon is currently evaluating this Statement to determine the extent of disclosures that will be necessary.

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

In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4 (“FSP FAS 133-1 and FIN 45-4’), Disclosures about Credit Derivatives and Certain Guarantees:  An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.  This FSP (1) requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument (2) requires an additional disclosure about the current status of the payment/performance risk of a guarantee and (3) clarifies the FASB’s intent about the effective date of Statement No. 161.  The provisions of the FSP that amends Statement No. 133 and Interpretation No. 45 are effective for reporting periods ending after November 15, 2008.  The clarification of the effective date of Statement No. 161 is effective upon issuance of the FSP.  The portion of the FSP amending Statement No. 133 is not currently applicable to the Company.  Aon is currently evaluating the portion of the FSP amending Interpretation No. 45 to determine what impact, if any, it will have on its disclosures.

3.                                     Stock Compensation Plans

Aon’s Stock Incentive Plan (as amended and restated) provides for the grant of non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”).  The annual rate at which awards are granted each year is based upon financial and competitive business conditions.

Compensation expense

Stock-based compensation expense recognized during 2008 and 2007, which includes RSUs, stock options, performance plan awards and stock purchases related to the Employee Stock Purchase Plan, are based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period.  Stock-based compensation expense recognized in Aon’s condensed consolidated statements of income includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of FASB Statement No. 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R).  Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense related to all stock-based payments recognized in continuing operations in the condensed consolidated statements of income in compensation and benefits (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
RSUs	$27	$24	$102	$82
Performance plans	16	12	47	42
Stock options	7	5	20	16
Employee stock purchase plan	1	1	3	3
Total	$51	$42	$172	$143

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

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	Nine months ended September 30,
	2008	2007
Potential RSUs to be issued based on current performance levels	5,723	4,910
Shares forfeited during the period	370	66
RSUs awarded during the period	20	9
Unamortized expense, based on current performance levels	$85	$110

A summary of Aon’s non-vested stock awards is as follows (shares in thousands):

	2008		2007
Nine months ended September 30,	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of period	14,150	$31	12,870	$28
Granted	3,196	42	4,087	39
Vested	(3,586)	28	(1,920)	30
Forfeited	(429)	33	(430)	33
Non-vested at end of period	13,331	34	14,607	32

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

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended September 30,
Key employees	2008	2007
Weighted average volatility	30.1%	26.9%
Expected dividend yield	1.3%	1.4%
Risk-free rate	3.4%	4.9%

Weighted average expected life, in years	5.7	5.8
Weighted average estimated fair value per share	$13.98	$12.59

	Nine months ended September 30,
	2008		2007
	Executives	Key Employees	Executives	Key Employees
Weighted average volatility	29.4%	29.9%	26.2%	26.8%
Expected dividend yield	1.3%	1.4%	1.7%	1.6%
Risk-free rate	3.2%	3.0%	4.7%	4.6%

Weighted average expected life, in years	5.1	5.7	4.6	5.8
Weighted average estimated fair value per share	$11.87	$12.95	$9.58	$11.67

A summary of Aon’s stock options is as follows (shares in thousands):

	Nine months ended September 30,
	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	26,479	$31	32,889	$30
Granted	1,537	44	1,901	40
Excercised	(4,886)	29	(5,885)	28
Forfeited and expired	(1,517)	41	(619)	32
Outstanding at end of period	21,613	31	28,286	31
Excercisable at end of period	12,214	30	16,473	31

The weighted average remaining contractual life, in years, of outstanding options was 4.5 years and 5.2 years at September 30, 2008 and 2007, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $44.96 as of September 30, 2008, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2008, the aggregate intrinsic value of options outstanding was $296 million, of which $180 million was exercisable.  The aggregate intrinsic value of options exercised during the third quarter and nine months ended September 30, 2008 were $17 million and $80 million, respectively, and for the third quarter and nine months ended September 30, 2007 were $16 million and $75 million, respectively.

Unamortized deferred compensation expense, which includes both options and awards, amounted to $311 million as of September 30, 2008, with a remaining weighted-average amortization period of approximately 2.1 years.

Cash received from the exercise of stock options was $146 million and $165 million during the nine months ended September 30, 2008 and 2007, respectively.  The tax benefit realized from stock options exercised in the first nine months of 2008 and 2007 was $21 million and $25 million, respectively.

During the first nine months ended September 30, 2008, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

4.                                     Income Per Share

Income per share is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions, except per share data)	2008	2007	2008	2007
Income from continuing operations	$153	$130	$494	$469
Income (loss) from discontinued operations, net of tax	(36)	74	974	188
Net income for basic per share calculation	117	204	1,468	657
Interest expense on convertible debt securities, net of tax	—	2	—	5
Net income for diluted per share calculation	$117	$206	$1,468	$662
Basic shares outstanding	274	295	289	296
Effect of convertible debt securities	—	11	—	13
Common stock equivalents	16	15	16	14
Diluted potential common shares	290	321	305	323
Basic net income (loss) per share:
Continuing operations	$0.56	$0.44	$1.70	$1.59
Discontinued operations	(0.13)	0.25	3.37	0.63
Net income	$0.43	$0.69	$5.07	$2.22
Diluted net income (loss) per share:
Continuing operations	$0.52	$0.41	$1.62	$1.47
Discontinued operations	(0.12)	0.23	3.19	0.58
Net income	$0.40	$0.64	$4.81	$2.05

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 2 million and 7 million at September 30, 2008 and 2007, respectively.  For nine months ended September 30, 2008 and 2007, the number of options excluded was 3 million and 7 million, respectively.

5.                                     Comprehensive Income

The components of comprehensive income, net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(millions)	2008	2007	2008	2007
Net income	$117	$204	$1,468	$657
Net derivative (losses) gains	(12)	10	(31)	8
Net unrealized investment (losses) gains	(24)	18	(4)	(10)
Net foreign exchange translation	(221)	97	25	159
Change in postretirement plans	9	12	(2)	62
	$(131)	$341	$1,456	$876

The components of accumulated other comprehensive loss, net of tax, are as follows:

(millions)	September 30, 2008	December 31, 2007
Net derivative gains (losses)	$(7)	$24
Net unrealized investment gains	72	76
Net foreign exchange translation	309	284
Postretirement plans	(1,112)	(1,110)
Accumulated other comprehensive loss	$(738)	$(726)

6.                                     Business Segments

Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting.  Unallocated income and expense, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts in the accompanying condensed consolidated financial statements.

The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, investment banking products and services, and premium financing.  The Consulting segment provides a broad range of consulting services.  These services are delivered predominantly to corporate clientele utilizing two subsegments (Consulting Services and Outsourcing) that operate in the following practice areas: Consulting Services - employee benefits, compensation, management consulting, communications, strategic human resource consulting and financial advisory and litigation consulting, and Outsourcing - human resource outsourcing.  Results relating to Aon’s accident, health and life operations, which were previously reported in a separate Insurance Underwriting segment, have been reclassified to discontinued operations for all periods presented.  The remaining operations that were previously reported in the Insurance Underwriting segment, which relate to property and casualty insurance that is in runoff, are now included in unallocated income and expense for all periods presented.  Unallocated income consists of investment income from equity, fixed-maturity and short-term investments.  These assets include non-income producing equities.  Unallocated expenses include administrative costs not attributable to the operating segments, such as corporate governance costs.  Interest expense represents the cost of worldwide debt obligations.

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

Commissions, fees and other revenue by operating segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Risk management and insurance brokerage:
Americas	$557	$546	$1,638	$1,609
United Kingdom	182	193	546	545
Europe, Middle East & Africa	314	268	1,188	988
Asia Pacific	120	116	373	343
Reinsurance brokerage and related services	252	232	756	691
Total Risk and Insurance Brokerage Services	1,425	1,355	4,501	4,176

Consulting services	284	269	850	794
Outsourcing	51	55	162	177
Total Consulting	335	324	1,012	971

Total commissions, fees and other revenue	$1,760	$1,679	$5,513	$5,147

Investment income by operating segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Risk and Insurance Brokerage Services	$48	$56	$148	$154
Consulting	2	1	4	8
Total operating segment investment income	$50	$57	$152	$162

Aon’s total revenue is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Risk and Insurance Brokerage Services	$1,473	$1,411	$4,649	$4,330
Consulting	337	325	1,016	979
Unallocated	41	21	66	76
Intersegment	(4)	(8)	(20)	(24)
Total revenue	$1,847	$1,749	$5,711	$5,361

Aon’s operating segments’ geographic revenue and income before income tax is as follows:

Three months ended September 30:	Risk and Insurance Brokerage Services		Consulting
(millions)	2008	2007	2008	2007
Revenue
United States	$503	$504	$158	$156
Americas, other than U.S.	184	162	30	27
United Kingdom	251	266	65	69
Europe, Middle East & Africa	389	341	63	56
Asia Pacific	146	138	21	17
Total revenue	$1,473	$1,411	$337	$325

Income before income tax	$188	$228	$52	$38

Nine months ended September 30:	Risk and Insurance Brokerage Services		Consulting
(millions)	2008	2007	2008	2007
Revenue
United States	$1,465	$1,485	$459	$484
Americas, other than U.S.	548	468	100	88
United Kingdom	743	749	199	197
Europe, Middle East & Africa	1,449	1,226	201	168
Asia Pacific	444	402	57	42
Total revenue	$4,649	$4,330	$1,016	$979

Income before income tax	$657	$734	$158	$129

A reconciliation of segment income before income tax to income from continuing operations before provision for income tax is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Risk and Insurance Brokerage Services	$188	$228	$657	$734
Consulting	52	38	158	129
Segment income before income tax	240	266	815	863
Unallocated investment income	40	19	62	70
Unallocated expenses	(34)	(24)	(91)	(91)
Property & Casualty - revenues	1	2	4	6
Property & Casualty - expenses	(3)	(7)	(9)	(15)
Interest expense	(32)	(33)	(96)	(102)
Income from continuing operations before provision for income tax	$212	$223	$685	$731

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

The changes in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2008 are as follows:

(millions)	Risk and Insurance Brokerage Services	Consulting	Total
Balance as of December 31, 2007	$4,527	$388	$4,915
Goodwill acquired	16	1	17
Foreign currency revaluation	(47)	(3)	(50)
Balance as of September 30, 2008	$4,496	$386	$4,882

Other intangible assets are classified into two categories:

•                  “Customer Related and Contract Based” include client lists as well as non-compete covenants, and

•                  “Marketing, Technology and Other” are all other purchased intangibles.

Other intangible assets by asset class are as follows:

(millions)	Customer Related and Contract Based	Marketing, Technology and Other	Total
As of September 30, 2008
Gross carrying amount	$242	$347	$589
Accumulated amortization	177	190	367
Net carrying amount	$65	$157	$222

(millions)	Customer Related and Contract Based	Marketing, Technology and Other	Total
As of December 31, 2007
Gross carrying amount	$206	$332	$538
Accumulated amortization	168	166	334
Net carrying amount	$38	$166	$204

Amortization expense for intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $50 million, $44 million, $41 million, $35 million and $27 million, respectively.

8.                                       Restructuring Charges

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The Company estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $450 million.  Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring and related expenses to affect continuing operations through the end of 2009.

Below is a summary of the 2007 Plan restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	Actual					Estimated
		2008			Total	Total for
(millions)	2007	Six Months	Third Quarter	Nine Months	Incurred to Date	Restructuring Period (1)
Workforce reduction	$17	$76	$42	$118	$135	$284
Lease consolidation	22	18	7	25	47	88
Asset impairments	4	14	(1)	13	17	44
Other costs associated with restructuring	3	5	4	9	12	34
Total restructuring and related expenses	$46	$113	$52	$165	$211	$450

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

	Actual					Estimated
		2008			Total	Total for
(millions)	2007	Six Months	Third Quarter	Nine Months	Incurred to Date	Restructuring Period
Risk and Insurance Brokerage Services	$41	$106	$51	$157	$198	$403
Consulting	5	7	1	8	13	47
Total restructuring and related expenses	$46	$113	$52	$165	$211	$450

As of September 30, 2008, the Company’s liabilities for the 2007 plan are as follows:

(millions)
Balance at January 1, 2007	$—
Expensed in 2007	42
Cash payments in 2007	(17)
Balance at December 31, 2007	25
Expensed in 2008	152
Cash payments in 2008	(85)
Foreign exchange translation	(4)
Balance at September 30, 2008	$88

2005 Restructuring Plan

In 2005, the Company commenced a restructuring plan that resulted in cumulative pretax charges totaling $368 million, including $2 million in third quarter 2008.  There were no charges in third quarter 2007; however, $34 million and $2 million was recorded in continuing and discontinued operations, respectively, for the nine months ended September 30, 2007.  Restructuring costs included $18 million in workforce reductions, $11 million in lease consolidation costs, $3 million of asset impairments and $4 million of other expenses for the nine months ended September 30, 2007.  These costs are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.

Restructuring and related expenses incurred by segment were as follows for the nine months ended September 30, 2007:  Risk and Insurance Brokerage Services - $28 million and Consulting - $6 million.

The following table sets forth the activity related to the 2005 restructuring plan liabilities:

(millions)
Balance at January 1, 2007	$134
Expensed in 2007	38
Cash payments in 2007	(110)
Foreign currency revaluation	1
Balance at December 31, 2007	63
Expensed in 2008	2
Cash payments in 2008	(27)
Foreign exchange translation	(1)
Balance at September 30, 2008	$37

Aon’s unpaid restructuring liabilities are included in accounts payable and accrued liabilities as well as other non-current liabilities in the condensed consolidated statements of financial position.

9.                                       Capital Stock

During the first nine months of 2008, Aon issued 47,000 new shares of common stock for employee benefit plans.  In addition, Aon reissued approximately 7.5 million shares of treasury stock for employee benefit programs and 255,000 shares in connection with the employee stock purchase plans.

In 2007, Aon announced that its Board of Directors had increased the authorized repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  The Company repurchased approximately 9.3 million shares at a cost of $426 million in third quarter 2008.  For the first nine months of 2008, the Company repurchased approximately 42.6 million shares at a cost of $1.9 billion.

There are also 22.4 million shares of common stock held in treasury at September 30, 2008 which are restricted as to their reissuance.

10.                                 Disposal of Operations

In October 2008, Aon reached a definitive agreement to sell AIS Management Corporation (“AIS”), which was previously included in the Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for approximately $120 million in cash, plus a potential earn-out of up to $35 million, payable over the two years following the completion of the agreement.  The disposition is subject to various closing conditions and is expected to be completed in first quarter 2009.  Operating results have been reclassified to discontinued operations for the quarter and nine months ended September 30, 2008 and 2007.

In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Aon has reclassified the assets and liabilities of this operation to assets held-for-sale and liabilities held-for-sale, respectively, in the September 30, 2008 and December 31, 2007 condensed consolidated statements of financial position.  Goodwill has been allocated to AIS based on an estimate of its fair value compared to the fair value of the reporting unit in which it was previously included.  The Company does not expect a pretax loss from the sale of AIS.

In fourth quarter 2007, the Company announced that it had signed separate definitive agreements to sell its Combined Insurance Company of America (“CICA”) and Sterling Life Insurance Company (“Sterling”) subsidiaries.  These two subsidiaries were previously included in the Insurance Underwriting segment.  On April 1, 2008, the CICA business was sold to ACE Limited and Sterling was sold to Munich Re Group.  After final adjustments, Aon received $2.525 billion in cash for CICA and $341 million in cash for Sterling.  Additionally, CICA paid a $325 million dividend to Aon before the sale transaction was completed.  A pretax gain of $1.4 billion was recognized on the sale of these businesses.

Aon’s insurance subsidiaries have been involved in both the cession and assumption of reinsurance with other companies.  Aon’s reinsurance consists primarily of certain property and casualty lines that are in runoff.  Aon’s insurance subsidiaries remain liable to the extent that the reinsurers are unable to meet their obligations.  In connection with the sale of Aon Warranty Group (“AWG”) in 2006, Aon sold Virginia Surety Company (“VSC”).  VSC remains liable to policyholders to the extent reinsurers of the property and casualty business do not meet their obligations.  Aon has provided a corporate guarantee with respect to these reinsurance recoverables, which totals $663 million at September 30, 2008.  Trust balances and letters of credit offsetting these reinsurance recoverables total approximately $149 million.  The estimated fair value of the guarantee was $9 million at September 30, 2008.

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

As of September 30, 2008, the liabilities associated with the foregoing indemnities were included in other non-current liabilities in the condensed consolidated statements of financial position.  Such liabilities amounted to $53 million.  Reinsurance recoverables and other assets related to these liabilities are $70 million.  The remaining insurance liabilities represent estimates of known and future claims expected to be settled over the next 20 to 30 years, principally with regard to asbestos, pollution and other health exposures.  Although these insurance liabilities represent a best estimate of the probable liabilities, adverse developments may occur given the nature of the information available and the variables inherent in the estimation processes.

The operating results of the businesses that are classified as discontinued operations are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(millions)	2008	2007	2008	2007
Revenues:
CICA and Sterling	$—	$632	$677	$1,837
AIS	23	26	71	78
Total	$23	$658	$748	$1,915

Pretax income (loss):
Operations:
CICA and Sterling	$—	$82	$66	$237
AIS	(22)	7	(13)	20
Other	—	2	(1)	3
	(22)	91	52	260
Gain (loss) on sale	(33)	(3)	1,393	1
Total	$(55)	$88	$1,445	$261

After-tax income (loss):
Operations	$(14)	$61	$27	$172
Sale	(22)	13	947	16
Total	$(36)	$74	$974	$188

11.                                 Net Periodic Benefit Cost

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., The Netherlands, and Canada.

	U.S.		International
(millions) Three months ended September 30,	2008	2007	2008	2007
Service cost	$7	$10	$4	$6
Interest cost	28	25	71	69
Expected return on plan assets	(32)	(30)	(76)	(79)
Amortization of prior service costs	(3)	(4)	1	—
Amortization of net loss	7	11	10	10
Net periodic benefit cost	$7	$12	$10	$6

	U.S.		International
(millions) Nine months ended September 30,	2008	2007	2008	2007
Service cost	$29	$38	$18	$28
Interest cost	81	74	219	203
Expected return on plan assets	(96)	(90)	(234)	(233)
Amortization of prior service cost	(10)	(11)	1	—
Amortization of net loss	18	33	30	40
Net periodic benefit costs	$22	$44	$34	$38

In connection with the sale of CICA, curtailment gains of $12 million and $1 million were recognized in discontinued operations in second and third quarter 2008, respectively.

Aon previously disclosed in its 2007 financial statements that it expected to contribute $8 million and $187 million in 2008 to its U.S. and material international defined benefit pension plans, respectively.  Based on current rules and assumptions, Aon now plans to contribute $174 million to its material international defined benefit pension plans.  As of September 30, 2008, contributions of $6 million have been made to the U.S. pension plans and $136 million to its material international pension plans.

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

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008.

		Fair Value Measurements at
		September 30, 2008 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
(millions)	September 30, 2008	Assets (Level I)	Inputs (Level 2)	(Level 3)
Assets:
Short-term investments including money market funds and highly liquid debt securities	$2,928	$—	$2,928	$—
Other investments	258	—	132	126
Derivatives	131	—	131	—
Retained interests	79	—	—	79
Liabilities:
Derivatives	24	—	24	—
Guarantees	9	—	—	9

The following table presents the changes in the Level 3 fair-value category for the three months ended September 30, 2008.

	Fair Value Measurements Using
	Level 3 Inputs
	Other		Retained
(millions)	Investments	Derivatives	Interests	Guarantees
Balance at June 30, 2008	$162	$4	$106	$(10)
Total gains (losses):
Included in earnings	—	6	9	1
Included in other comprehensive income	(36)	—	—	—
Purchases, issuances and settlements	—	(8)	(36)	—
Transfers	—	(2)	—	—
Balance at September 30, 2008	$126	$—	$79	$(9)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at September 30, 2008	$—	$6	$9	$1

Gains (losses), both realized and unrealized, included in earnings for the three months ended September 30, 2008 are as follows:

			Income from
	Other general	Commissions,	Discontinued
(millions)	expenses	fees and other	Operations
Total gains (losses) included in earnings	$6	$9	$1
Change in unrealized gains (losses) relating to assets or liabilities held at September 30, 2008	$6	$9	$1

The following table presents the changes in the Level 3 fair-value category for the nine months ended September 30, 2008.

	Fair Value Measurements Using
	Level 3 Inputs
	Other		Retained
(millions)	Investments	Derivatives	Interests	Guarantees
Balance at December 31, 2007	$168	$1	$103	$(12)
Total gains (losses):
Included in earnings	—	3	42	3
Included in other comprehensive income	(42)	—	2	—
Purchases, issuances and settlements	—	(2)	(68)	—
Transfers	—	(2)	—	—
Balance at September 30, 2008	$126	$—	$79	$(9)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at September 30, 2008	$—	$3	$42	$3

Gains (losses), both realized and unrealized, included in earnings for the nine months ended September 30, 2008 are as follows:

			Income from
	Other general	Commissions,	Discontinued
(millions)	expenses	fees and other	Operations
Total gains (losses) included in earnings	$3	$42	$3
Change in unrealized gains (losses) relating to assets or liabilities held at September 30, 2008	$4	$42	$3

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

At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York (“NYAG”) and other regulators, purported classes of clients filed civil litigation against Aon and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs’ federal antitrust and RICO claims in separate orders in August and October 2007, respectively. Plaintiffs have appealed these dismissals. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action have recently submitted purported expert reports estimating a range of alleged damages of $353 million to $498 million, and plaintiffs in the ERISA class actions have recently submitted purported expert reports estimating a range of alleged damages of $59 million to $349 million. Aon will soon submit its own expert reports, which will vigorously challenge these damage estimates, as well as plaintiffs’ underlying theories of liability. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against Aon seeking more than £50 million ($92 million at September 30, 2008 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters. In a preliminary decision issued on February 13, 2008, the court construed the relevant policy language to excuse underwriters from paying Standard Life and concluded that Aon was negligent in not seeking changes to the language. Aon filed an interlocutory appeal of this preliminary decision. In July 2008, Aon reached a settlement with underwriters under which underwriters agreed to pay a portion of the ultimate recovery by Standard Life in exchange for Aon dropping its appeal of the preliminary decision. In subsequent proceedings in the Commercial Court, Aon will vigorously contest Standard Life’s claims based on a variety of legal and factual arguments. Aon has a potential negligence claim against a different third party which provided advice with respect of the relevant policy language, and Aon further believes that, as a result of an indemnity given to Aon by a third party, Aon is entitled to indemnification in whole or part for its losses in this matter.

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

Pursuant to the sale agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements to $1.8 billion. The Bank SPEs had advanced $1.2 billion and $1.4 billion at September 30, 2008 and December 31, 2007, respectively, on portfolios sold to the Bank SPEs of $1.3 billion and $1.5 billion at September 30, 2008 and December 31, 2007, respectively.

Aon records gains on the sale of premium finance agreements. When Aon calculates the gain, all costs expected to be incurred for the relevant Bank SPEs are included. The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $9 million and $15 million for the three months ended September 30, 2008 and 2007, respectively, and $41 million and $46 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by Aon (and other sellers) as required by the sales agreements. The over-collateralization of the sold receivables represents Aon’s maximum exposure to credit-related losses, and was approximately $115 million at September 30, 2008. Aon also remains contingently liable should the funding costs of the U.S. Bank SPEs exceed the interest and late fees accrued or collected on the sold U.S. portfolio. The Company continually reviews the retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjusts its carrying value accordingly.

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

Aon intends to renew these sales agreements as they expire. The Company renewed the U.S. sales agreement on October 3, 2008 and intends to renew its European agreement in the fourth quarter of 2008. The current environment in the credit market influenced the renewal process and the renewed U.S. terms are more restrictive: the over-collateralization requirements increased significantly ($40 million on the renewal date), and, based upon the Company’s estimated needs for the coming year, Aon reduced the level of committed availability by $436 million and scheduled additional decreases of $220 million by March 31, 2009. In addition, the securitization program costs added on the pass-through funding costs from the U.S. Bank SPEs. Similar restricted terms are expected for the European agreement. Moreover, as Aon’s ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could further have a significant impact on Aon’s premium finance results of operations and cash flows. The Company also faces the risk that the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements. Such an occurrence would require the Company to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements. Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, Aon’s access to the conduit facilities and special purpose vehicles could be affected.

15.                                 Acquisition

On August 22, 2008, the Company announced that it had entered into an agreement to acquire Benfield Group Limited (“Benfield”), a leading independent reinsurance intermediary. Under the terms of the definitive agreement, the Company will acquire all of the outstanding shares of common stock of Benfield for £844 million or 350 pence per share ($1,557 million at September 30, 2008 exchange rates) in cash and assume £91 million ($168 million at September 30, 2008 exchange rates) of Benfield debt.

The transaction is expected to close in the fourth quarter of 2008, subject to customary closing conditions, including regulatory approvals. On October 14, 2008, Benfield shareholders voted to approve the sale of Benfield.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis is divided into six sections. First, key recent events are described that have affected or will affect our financial results during 2008. We then review our consolidated results and segments with comparisons for the third quarter 2008 to the corresponding period in 2007. We then discuss our financial condition and liquidity as well as information on our off balance sheet arrangements. The final section addresses certain factors that can influence future results.

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

Borrowings

Stockholders’ Equity

Off Balance Sheet Arrangements

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

KEY RECENT EVENTS

Acquisitions and Divestitures

In October 2008, we reached a definitive agreement to sell AIS, which was previously included in our Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for approximately $120 million in cash, plus a potential earn-out of up to $35 million, payable over the two years following the completion of the agreement.  The sale is subject to various closing conditions and is expected to be completed in first quarter 2009.  Operating results have been reclassified to discontinued operations for the quarter and nine months ended September 30, 2008 and 2007.

On August 22, 2008, we announced that we had entered into an agreement to acquire Benfield, a leading independent reinsurance intermediary.  Under the terms of the definitive agreement, we will acquire all of the outstanding shares of common stock of Benfield for £844 million or 350 pence per share ($1,557 million at September 30, 2008 exchange rates) in cash and assume £91 million ($168 million) of Benfield debt.  We intend to fund the transaction through cash on hand.

The transaction is expected to close in the fourth quarter of 2008, subject to customary closing conditions, including regulatory approval.  On October 14, 2008, Benfield shareholders voted to approve the sale of Benfield.  Following the close of the transaction, we intend to integrate the Benfield business with our existing reinsurance operations (Aon Re Global) and operate the division globally under the newly created Aon Benfield Re brand.

In first quarter 2008, we agreed to buy substantially all of A. J. Gallagher’s U.S. and U.K. reinsurance brokerage business for $30 million in cash, plus the revenue produced by the acquired businesses in the first year after the deal closes.  This transaction gives us a larger presence as a reinsurance broker for accident, health and life insurance in the U.S., and for accident and specialty casualty and financial institutions insurance in the U.K.

In December 2007, we announced that we signed definitive agreements to sell our CICA and Sterling subsidiaries.  These two subsidiaries were previously included in an Insurance Underwriting segment.  Both of these transactions were completed on April 1, 2008.  In more detail:

•                  CICA was sold to ACE Limited for cash consideration of $2.525 billion, after final adjustments.  We also received a one-time dividend of $325 million from CICA prior to the close of the transaction.

•                  Sterling was sold to Munich Re Group for cash consideration of $341 million, after final adjustments.

We have included CICA and Sterling’s operating results through the date of sale in discontinued operations.  We recorded a pretax gain on these sales of approximately $1.4 billion.

Restructuring Initiatives

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce expense growth to better serve clients.  This three-year plan has evolved as new opportunities have been identified and existing initiatives have been finalized.  We estimate this restructuring plan will result in cumulative pretax charges totaling approximately $450 million, which is an increase of $90 million from our estimates in previous quarters.  Expenses will include workforce reduction and lease consolidation costs, asset impairments, and other expenses necessary to implement the restructuring initiative.  We recorded approximately $211 million of restructuring and related expenses through September 30, 2008, including $52 million and $165 million in the third quarter and nine months of 2008, respectively.  We expect the remaining restructuring and related expenses to affect continuing operations through the end of 2009.  We anticipate that these initiatives will lead to annualized cost-savings of approximately $75-$80 million in 2008, $220-$245 million in 2009, and $300 million by 2010.  However, there can be no assurances that we will achieve the targeted savings.

Based on our current projections, the 2007 restructuring plan eliminates an estimated 2,700 jobs, 300 more jobs than previously disclosed, beginning in the third quarter of 2007 and continuing into 2009.  To date, approximately 1,000 jobs have been eliminated.  We also expect to close or consolidate several offices resulting in sublease losses or lease buy-outs.  These efforts will also trigger asset impairments in the form of accelerated amortization of the remaining leasehold improvements.

The following table summarizes 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative.

	Actual					Estimated
		2008			Total	Total for
(millions)	2007	Six Months	Third Quarter	Nine Months	Incurred to Date	Restructuring Period (1)
Workforce reduction	$17	$76	$42	$118	$135	$284
Lease consolidation	22	18	7	25	47	88
Asset impairments	4	14	(1)	13	17	44
Other costs associated with restructuring	3	5	4	9	12	34
Total restructuring and related expenses	$46	$113	$52	$165	$211	$450

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

	Actual					Estimated
		2008			Total	Total for
(millions)	2007	Six Months	Third Quarter	Nine Months	Incurred to Date	Restructuring Period
Risk and Insurance Brokerage Services	$41	$106	$51	$157	$198	$403
Consulting	5	7	1	8	13	47
Total restructuring and related expenses	$46	$113	$52	$165	$211	$450

Share Repurchase Program

We are currently authorized to repurchase $4.6 billion of Aon’s common stock.  Pursuant to this program, during the first nine months of 2008, we repurchased approximately 42.6 million shares at a cost of $1.9 billion.  The volume of share repurchases increased during the second quarter, as we began to use the proceeds received from the sales of CICA and Sterling to repurchase shares. Since the program began, through September 30, 2008, we have now repurchased 90.8 million shares at a cost of $3.7 billion.  Share repurchases were suspended in August 2008 in light of the anticipated acquisition of Benfield.  We do not expect to make any further share repurchases in 2008, but expect to complete the share repurchase program by the end of 2009.

Any repurchased shares are available for issuance through employee stock plans and for other corporate purposes.  Of the shares repurchased since the program’s inception, we have reissued approximately 21.6 million shares for stock options, stock awards and other benefit plans.

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

Some tables in the segment discussions reconcile organic revenue growth percentages to the reported commissions, fees and other revenue growth percentages for the segments and sub-segments.  We separately disclose the impact of foreign currency as well as the impact from acquisitions, divestitures, transfers of business units, reimbursable expenses, and unusual items, which represent the most significant reconciling items.

Consolidated Results

The following table and commentary provide selected consolidated financial information.

	Third Quarter Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(millions)	2008	2007	2008	2007
Revenue:
Commissions, fees and other	$1,756	$1,672	$5,493	$5,125
Investment income	91	77	218	236
Total revenue	1,847	1,749	5,711	5,361

Expenses:
Compensation and benefits	1,132	1,048	3,432	3,188
Other general expenses	425	397	1,350	1,228
Depreciation and amortization	49	48	157	141
Total operating expenses	1,606	1,493	4,939	4,557
Operating income	241	256	772	804
Interest expense	32	33	96	102
Other income	(3)	—	(9)	(29)
Income from continuing operations before provision for income tax	$212	$223	$685	$731
Pretax margin - continuing operations	11.5%	12.8%	12.0%	13.6%

Revenue

Commissions, fees and other increased by $84 million or 5% on a quarterly basis and $368 million or 7% on a year-to-date basis. The impact of foreign currency translation and organic growth in the Risk and Insurance Brokerage Services and Consulting segments primarily drove the increases in both periods.

Investment income increased $14 million or 18% on a quarterly basis but decreased $18 million or 8% on a year-to-date basis. Interest income from investing the sale proceeds of CICA and Sterling positively impacted investment income on both a quarterly and year-to-date basis while distributions from our Private Equity Partnership Structures I, LLC (“PEPS I”) investment increased $13 million for the quarter but decreased $25 million on year-to-date basis from 2007.

Expenses

Compensation and benefits increased $84 million or 8% on a quarterly basis and $244 million or 8% on a year-to-date basis. The impact of foreign currency translation and higher restructuring charges primarily drove the increase in both periods. Partially offsetting these increases are benefits from our 2007 and 2005 restructuring programs, and on a year-to-date basis, lower pension expense from the 2007 changes to our U.K. defined benefit pension plans.

Other general expenses increased $28 million or 7% on a quarterly basis and $122 million or 10% on a year-to-date basis. The increases were driven by the impact of foreign currency translation, higher litigation and restructuring expenses, and costs related to anti-bribery investigations and related compliance initiatives. On a year-to-date basis, last year’s expenses included $21 million for the settlement of litigation in early 2007 for acquired employees in our U.K. reinsurance business. Partially offsetting these increases are benefits from our restructuring programs.

Depreciation and amortization expense increased $1 million or 2% on a quarterly basis and $16 million or 11% on a year-to-date basis. The nine month increase was due to restructuring-related impairments and foreign exchange translations, partially offset by lower software amortization.

Interest expense decreased $1 million on a quarterly basis and $6 million on a year-to-date basis, due primarily to the redemption of our 3.5% Senior Convertible Debentures during 2007.

Other income increased $3 million on a quarterly basis resulting from a restructuring of ownership interests of one of our subsidiaries in third quarter 2008, which more than offset expenses related to the pending Benfield acquisition. On a year-to-date basis, other income decreased $20 million primarily due to gains on the sales of businesses in 2007.

Income from Continuing Operations Before Provision for Income Tax

Income from continuing operations before provision for income tax decreased $11 million or 5% to $212 million on a quarterly basis and $46 million or 6% for the nine months ended September 30, 2008. The decrease is mainly attributable to higher restructuring costs and gains on the sale of businesses in 2007, which more than offset the favorable impacts of foreign currency translation and organic revenue growth in 2008.

Income Taxes

The effective tax rate for continuing operations was 27.8% for third quarter 2008 compared to 41.7% for third quarter 2007. The effective tax rate for continuing operations was 27.9% and 35.8% for the nine month periods ended September 30, 2008 and 2007, respectively. The rates for all reported periods were favorably impacted by the resolution of prior year tax items. In the third quarter 2007, legislation was finalized in the United Kingdom which reduced the corporate tax rate from 30% to 28%. This required us to revalue our deferred tax assets related to the U.K. operations, and which resulted in a one-time non-cash charge of approximately $22 million, which was included in the third quarter 2007 tax provision. Our 2008 third quarter and nine month tax rates also reflect the benefit of statutory rate reductions in key operating jurisdictions, particularly the U.K., and the projected geographic distribution of earnings. The underlying tax rate for continuing operations was 29% in 2008 and 33.5% in 2007.

Income from Continuing Operations

Income from continuing operations for third quarter 2008 and 2007 was $153 million and $130 million, respectively. Basic and diluted income per share in the third quarter 2008 was $0.56 and $0.52, respectively, versus $0.44 and $0.41 in 2007, respectively. Income from continuing operations for nine months 2008 and 2007 was $494 million and $469 million, respectively. Basic and diluted income per share for nine months 2008 was $1.70 and $1.62, respectively, versus $1.59 and $1.47 in 2007, respectively. Income from continuing operations in 2008 included $0.04 and $0.17 per share for foreign currency translation gains for the third quarter and nine months, respectively. Our basic and diluted per share calculation for the quarter and nine months 2008 was favorably impacted by lower shares outstanding as a result of our share repurchase program.

Discontinued Operations

The third quarter loss from discontinued operations was $36 million (($0.13) and ($0.12) per basic and diluted share, respectively) for 2008 versus income of $74 million for 2007 ($0.25 and $0.23 per basic and diluted share, respectively). Nine months income from discontinued operations was $974 million ($3.37 and $3.19 per basic and diluted share, respectively) for 2008 versus $188 million for 2007 ($0.63 and $0.58 per basic and diluted share, respectively). In third quarter 2008, a definitive agreement to sell AIS was reached and as such, the business was reclassified to discontinued operations for all periods presented.

Included in the third quarter 2008 results of AIS was a $25 million provision for a lawsuit settlement. Also included in third quarter 2008 results was a $26 million pretax expense related to final settlements with ACE Limited and Munich Re Group in connection with the sale of CICA and Sterling. Results for 2007 primarily reflect operating results from our AIS, CICA and Sterling businesses, while year-to-date results for 2008 primarily reflect first quarter operating results from our CICA and Sterling businesses and a $1.0 billion after-tax gain from the sales of these operations, which were sold on April 1, 2008.

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

The following table and commentary provide selected financial information on the operating segments.

	Third Quarter Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(millions)	2008	2007	2008	2007
Operating segment revenue: (1) (2)
Risk and Insurance Brokerage Services	$1,473	$1,411	$4,649	$4,330
Consulting	337	325	1,016	979

Income before income tax:
Risk and Insurance Brokerage Services	$188	$228	$657	$734
Consulting	52	38	158	129

Pretax Margins:
Risk and Insurance Brokerage Services	12.8%	16.2%	14.1%	17.0%
Consulting	15.4%	11.7%	15.6%	13.2%

(1)          Intersegment revenues of $4 million and $8 million were included in third quarter 2008 and 2007, respectively.

(2)          Intersegment revenues of $20 million and $24 million were included in nine months 2008 and 2007, respectively.

The following table reflects investment income earned by the operating segments, which is included in the foregoing results.

	Third Quarter Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
(millions)	2008	2007	2008	2007
Risk and Insurance Brokerage Services	$48	$56	$148	$154
Consulting	2	1	4	8

Risk and Insurance Brokerage Services investment income decreased $8 million from third quarter 2007 and $6 million on a year-to-date basis reflecting the impact of lower interest rates, partially offset by overall weakness in the dollar and higher invested balances. The $4 million year-to-date decrease in Consulting investment income is attributable to a 2007 gain from the sale of an investment.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry. Aon was ranked in 2008 by Business Insurance as the world’s largest insurance broker, by A.M. Best as the number one global insurance brokerage in 2008 and 2007 based on brokerage revenues, and voted the best insurance intermediary and best reinsurance intermediary in 2008 and 2007 by the readers of Business Insurance.

Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. Insurance premiums are cyclical, and may vary widely based on market conditions. Premium rates usually increase when the industry has heavier than expected losses or capital shortages; this situation is referred to as a “hard market.” A hard market tends to increase commission revenues. Conversely, a “soft market,” characterized by flat or reduced premium rates, results from increased competition for market share among insurance carriers or increased underwriting capacity. A soft market tends to reduce commission revenues. Hard and soft markets may be broad-based or more narrowly focused across certain product lines or geographic areas. We experienced a soft market in many business lines/segments and in many geographic areas in 2007. Prices fell throughout the year, with the greatest declines seen in large and middle-market accounts. Prices have continued to decline in the first nine months of 2008, and we expect the soft market to continue through the remainder of 2008.

The recent disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial markets have created increasing difficult conditions for financial institutions, including those in the insurance industry. Continued volatility and further deterioration in the credit markets may reduce our customers’ demand for our brokerage and reinsurance services and products and could negatively impact our results of operations and financial condition. In addition, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that we offer our clients could negatively impact overall capacity in the industry. This could then reduce placement of certain lines and types of insurance and reduce our revenues and profitability.

Risk and Insurance Brokerage Services generated approximately 81% of Aon’s total operating segment revenues for third quarter 2008 and 82% for nine months 2008. Revenues are generated primarily through:

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

Revenue

This table shows Risk and Insurance Brokerage Services commissions, fees and other revenue by sub-segment.

	Third Quarter Ended September 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
(millions)	2008	2007	Change	Impact	& Other	Growth
Americas	$557	$546	2%	1%	—%	1%
United Kingdom	182	193	(6)	(2)	(3)	(1)
Europe, Middle East & Africa	314	268	17	10	2	5
Asia Pacific	120	116	3	3	(1)	1
Reinsurance	252	232	9	4	4	1
Total	$1,425	$1,355	5%	3%	—%	2%

	Nine Months Ended September 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
(millions)	2008	2007	Change	Impact	& Other	Growth
Americas	$1,638	$1,609	2%	2%	—%	—%
United Kingdom	546	545	—	1	(1)	—
Europe, Middle East & Africa	1,188	988	20	13	2	5
Asia Pacific	373	343	9	8	(1)	2
Reinsurance	756	691	9	5	3	1
Total	$4,501	$4,176	8%	5%	1%	2%

•                  Americas revenue grew 2% on a quarterly and year-to-date basis. The quarterly increase is driven by the positive impact of the weak U.S. dollar and strong growth in our Latin American, Canadian and affinity operations, partially offset by soft market conditions in the U.S. and a decline in our Cananwill premium financing business.

•                  U.K. revenue declined 6% in the quarter but was essentially unchanged on a year-to-date basis. The quarterly decrease was driven by unfavorable foreign exchange. Organic revenue decreased 1% for the quarter and was unchanged on a year-to-date basis, impacted by soft market conditions in our U.K. retail business, partially offset by growth in our affinity and captive operations.

•                  Europe, Middle East & Africa revenue increased 17% and 20% on a quarterly and year-to-date basis, respectively, reflecting favorable foreign currency translation and organic revenue growth. Organic growth of 5% for both the quarter and year-to-date was primarily due to solid growth in Continental Europe and strong growth in the emerging markets in Africa and the Middle East.

•                  Asia Pacific’s 3% and 9% revenue growth on a quarterly and year-to-date basis, respectively, was driven by positive foreign currency translation and strong organic growth in New Zealand and most markets in Asia, partially offset by the impact of certain regulatory changes in Japan. Organic growth was 1% and 2% for the third quarter and nine months, respectively.

•                  Reinsurance revenue grew 9% on both a quarterly and year-to-date basis driven by the favorable impact of foreign currency translation, the acquisition of Gallagher Re and organic revenue growth. Growth in global facultative and treaty placements and, on a year-to-date basis, capital markets transactions more than offset overall soft market conditions. Organic growth was 1% for both the third quarter and nine months.

This table shows Risk and Insurance Brokerage Services revenue by geographic area.

	Third Quarter			Nine Months
(millions)	Sept. 30, 2008	Sept. 30, 2007	Percent Change	Sept. 30, 2008	Sept. 30, 2007	Percent Change
United States	$503	$504	—%	$1,465	$1,485	(1)%
Americas, other than U.S.	184	162	14	548	468	17
United Kingdom	251	266	(6)	743	749	(1)
Europe, Middle East & Africa	389	341	14	1,449	1,226	18
Asia Pacific	146	138	6	444	402	10
Total revenue	$1,473	$1,411	4%	$4,649	$4,330	7%

•                  U.S. revenues were essentially unchanged for the quarter and declined 1% on a year-to-date basis, due to soft market conditions in our retail and reinsurance businesses. We experienced a decline in our Cananwill business, which impacted our retail business.

•                  Americas other than U.S. revenue rose 14% and 17% for the quarter and nine months, respectively, reflecting strong organic growth in Latin America and the favorable impact of foreign currency translation.

•                  U.K. revenue decreased 6% for the quarter and 1% for nine months, driven by unfavorable foreign currency translation during the quarter and soft market conditions in our retail and reinsurance businesses.

•                  Europe, Middle East & Africa increased 14% and 18% on a quarterly and year-to-date basis, respectively, driven by favorable foreign currency translation as well as solid organic growth in Europe and strong results in our emerging markets.

•                  Asia Pacific revenue rose 6% and 10% for the quarter and nine months, respectively, due to favorable foreign currency translation and organic growth.

Income Before Income Tax

Third quarter 2008 pretax income declined $40 million to $188 million, and nine months 2008 pretax income fell $77 million to $657 million. Pretax margins in 2008 were 12.8% and 14.1% on a quarterly and year-to-date basis, respectively, compared to 16.2% and 17.0% on a quarterly and year-to-date basis, respectively, in 2007. Higher restructuring charges, litigation expense, costs related to our anti-bribery investigations and related compliance initiatives and gains on the sale of businesses in 2007 more than offset the positive impact of foreign currency translation, savings realized from the 2007 and 2005 restructuring plans, organic revenue growth, a restructuring of ownership interests of one of our subsidiaries, and on a year-to-date basis, the inclusion in 2007 of $21 million of expense related to the settlement of litigation.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations. Our Consulting segment:

•                  provides a broad range of consulting services, and

•                  generated 19% and 18% of Aon’s total operating segment revenue for third quarter and nine months 2008, respectively.

The recent disruption in the global credit markets and the deterioration of the financial markets has created significant uncertainty in the marketplace.  A severe and/or prolonged economic downturn could adversely affect our clients’ financial condition and the levels of business activities in the industries and geographies where we operate.  This may reduce demand for our services or depress pricing of those services and have an adverse effect on our new business and results of operations.

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

6.               Financial Advisory and Litigation Consulting provides consulting services, including white-collar and financial statement investigation, securities litigation, financial due diligence, financial valuation services and other related specialties.  During the third quarter 2008, we began to wind down certain parts of this practice, and the remaining operation will be transferred to our U.S. retail brokerage unit.

•                  Outsourcing, which offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

This table shows Consulting commissions, fees and other revenue by sub-segment.

	Third Quarter Ended September 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
(millions)	2008	2007	Change	Impact	& Other	Growth
Consulting Services	$284	$269	6%	1%	(3)%	8%
Outsourcing	51	55	(7)	(2)	(1)	(4)
Total	$335	$324	3%	1%	(4)%	6%

	Nine Months Ended September 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
(millions)	2008	2007	Change	Impact	& Other	Growth
Consulting Services	$850	$794	7%	3%	(1)%	5%
Outsourcing	162	177	(8)	1	(1)	(8)
Total	$1,012	$971	4%	3%	(2)%	3%

•                  Consulting Services commissions, fees and other revenue increased $15 million or 6% and $56 million or 7% on a quarterly and year-to-date basis, respectively.  Organic revenue growth was 8% and 5% for third quarter and nine months 2008, respectively, reflecting the impact of favorable foreign currency translation and growth in our retirement and health and benefit consulting practices for both periods.

•                  Outsourcing revenue decreased $4 million for the quarter and $15 million for nine months.  Organic revenue declined 4% for the quarter and 8% on a year-to-date basis driven by the termination of our contract with AT&T in 2007.

This table shows Consulting revenue by geographic area.

	Third Quarter			Nine Months
(millions)	Sept. 30, 2008	Sept. 30, 2007	Percent Change	Sept. 30, 2008	Sept. 30, 2007	Percent Change
United States	$158	$156	1%	$459	$484	(5)%
Americas, other than U.S.	30	27	11	100	88	14
United Kingdom	65	69	(6)	199	197	1
Europe, Middle East & Africa	63	56	13	201	168	20
Asia Pacific	21	17	24	57	42	36
Total revenue	$337	$325	4%	$1,016	$979	4%

•                  U.S. revenue increased 1% for the quarter but declined 5% on a year-to-date basis.  The quarterly growth was driven by our compensation and health and benefits practices, partially offset by lower outsourcing revenue.  The year-to-date decline was driven primarily by lower investment income and the loss of outsourcing revenue related to the AT&T contract termination.

•                  Americas other than the U.S. revenue grew 11% and 14% for the quarter and nine months, respectively, driven by favorable foreign currency translation and organic growth.

•                  United Kingdom revenue declined 6% for the quarter as a result of unfavorable foreign exchange translation, which more than offset organic growth.  The nine month improvement was due to organic revenue growth and favorable foreign exchange translation.

•                  Europe, Middle East & Africa revenue increased 13% and 20% on a quarterly and year-to-date basis, respectively, driven by favorable foreign currency translation, acquisitions and organic revenue growth.

•                  Asia Pacific revenues grew 24% and 36% for the third quarter and nine months, respectively, reflecting the impact of favorable foreign currency translation and organic revenue growth.

Income Before Income Tax

Third quarter 2008 pretax income increased 37% to $52 million, compared to $38 million in 2007.  On a year-to-date basis, 2008 pretax income increased $29 million or 22% to $158 million.  Pretax margins for the quarter were 15.4% and 11.7% for 2008 and 2007, respectively, and for nine months were 15.6% and 13.2% for 2008 and 2007, respectively. The quarterly and year-to-date pretax income and margin improvement was primarily driven by organic growth, benefits related to the 2007 and 2005 restructuring plans, other operational improvements and favorable foreign currency translation, partially offset by the gain on sale of an investment in 2007.

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

Unallocated investment income was $40 million and $19 million for the third quarter 2008 and 2007, respectively, and $62 million and $70 million for nine months 2008 and 2007, respectively.  Higher interest income from increased balances, reflecting the investment of proceeds from the sales of CICA and Sterling, positively impacted the quarter and nine months while higher income from our PEPS I investment positively impacted our quarterly results but is lower on a year-to-date basis.

Unallocated expenses include corporate governance costs not allocated to the operating segments.  Third quarter 2008 and 2007 expenses were $34 million and $24 million, respectively, and for both nine months 2008 and 2007 were $91 million.  The quarterly increase reflects $6 million in costs associated with the acquisition of Benfield, as well as higher absorbed costs previously allocated to the underwriting businesses.  Year-to-date expenses were unchanged as the Benfield costs offset the 2007 non-recurring accounting and legal expenses related to the review of historical equity compensation practices.

Property and Casualty revenues were $1 million and $2 million for the third quarter 2008 and 2007, respectively, and were $4 million and $6 million for nine months 2008 and 2007, respectively.  Associated expenses were $3 million and $7 million for third quarter 2008 and 2007, respectively, and were $9 million and $15 million for nine months 2008 and 2007, respectively.

Interest expense, which represents the cost of our worldwide debt obligations, totaled $32 million and $33 million for third quarter 2008 and 2007, respectively, and were $96 million and $102 million for nine months 2008 and 2007, respectively.  The decreases for both periods primarily reflect the impact of the redemption of our 3.5% Senior Convertible Debentures in 2007.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

Cash flows provided by operating activities for the nine months ended September 30, 2008 and 2007 are as follows:

(millions) Nine months ended September 30,	2008	2007
Insurance Underwriting operating cash flows	$(14)	$225
All other operating cash flows	377	551
	363	776
Change in funds held on behalf of brokerage and consulting clients	50	150
Cash provided by operating activities	$413	$926

Insurance Underwriting operating cash flows

Our insurance underwriting operations include accident & health and life and certain property & casualty businesses in run-off.  These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities. As noted earlier, we sold our CICA and Sterling businesses on April 1, 2008.

Our operating cash flows from our insurance subsidiaries were $(14) million for 2008, a decrease of $239 million compared to 2007.  Due to the sale of CICA and Sterling, cash flows for 2008 include only activity through the date of sale.  For 2008, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $624 million compared to $1,681 million in 2007.  Investment and other miscellaneous income received were $50 million and $135 million in 2008 and 2007, respectively.

The insurance underwriting subsidiaries used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes.  Claims and other cash benefits paid were $368 million in 2008 versus $979 million in 2007.  Commissions and general expenses paid were $257 million for 2008, compared to $578 million in 2007.  Tax payments for 2008 were $63 million compared to $34 million last year.

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

All other operating cash flows

Our operating cash flows from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, were $377 million in 2008 compared to $551 million in 2007.  These amounts exclude the change in funds held on behalf of clients as described above.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.

Aon uses the excess cash generated by our brokerage and consulting businesses as well as dividends received from CICA prior to its sale to meet its liquidity needs, which consist of servicing its debt, paying dividends to its stockholders and repurchasing outstanding shares.

Investing and Financing Activities

Investing activities generated cash of $1.5 billion.  We received $2.4 billion in cash, net of taxes, from the sale of our CICA and Sterling subsidiaries.  Cash flows used by investing activities included purchases, net of sales of investments, of $772 million, principally reflecting the investment of the proceeds of the CICA and Sterling sale.  In addition, $80 million of cash was used for capital expenditures, net of disposals and we spent $85 million for various acquisitions of subsidiaries, the largest being our acquisition of the U.S. and U.K. reinsurance operations of A.J. Gallagher for $30 million.

Our financing needs were $2.0 billion.  Financing uses primarily included share repurchase activity, net of reissuance for our employee benefit plans of $1.7 billion, cash dividends paid to shareholders of $130 million, and debt repayments, net of issuance, of $165 million.

Financial Condition

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity as short-term investments.

In our condensed consolidated statements of financial position, we report fiduciary assets equal to our fiduciary liabilities.  Our fiduciary assets include short-term investments of $3,092 million and $3,122 million at September 30, 2008 and December 31, 2007, respectively.

Since year-end 2007, total assets decreased $4.2 billion to $20.7 billion.

•                  Working capital, excluding assets and liabilities held-for-sale, increased $968 million to $3.0 billion.  The increase is primarily attributed to an increase in short-term investments from the sales of CICA and Sterling.

•                  Short-term debt decreased by $252 million as a result of paying down all of our short-term Euro facility borrowings.

•                  Accounts payable and accrued liabilities decreased $236 million due primarily to the payment of incentive compensation in March.

•                  Goodwill decreased $33 million due to the impact of foreign currency translation, partially offset by acquisition activity during the year.

•                  Long-term debt increased by $71 million, reflecting higher long-term Euro facility borrowings and the impact of foreign currency translation.

Borrowings

Total debt at September 30, 2008 was $1,964 million, a decrease of $181 million from December 31, 2007, which is the net result of our Euro facility repayments and borrowings.

At September 30, 2008, we had a $600 million U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.  At September 30, 2008, we have issued $20 million in letters of credit.

We also have foreign credit facilities available.  At September 30, 2008, we had available to us:

•                  a five-year €650 million ($950 million at September 30, 2008 exchange rates) multi-currency facility of which $636 million was outstanding at September 30, 2008.  See Note 7 to the consolidated financial statements in our 2007 Form 10-K for further discussion of both the U.S. and Euro facilities, and

•                  a 364-day €25 million ($37 million) facility.

We also have a €20 million ($29 million) uncommitted facility.

The major rating agencies’ ratings of our debt at November 3, 2008 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	BBB+	A-2	Negative
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

During the third quarter 2008, Moody’s Investor Service changed our rating outlook to stable from positive, reflecting the integration risk associated with the pending Benfield acquisition and the expected decline in our cash position.  Also in the third quarter, Standard & Poor’s placed our counterparty credit rating on Credit Watch with negative implications, reflecting the uncertainty regarding Benfield’s impact on our cash flows, capital structure and coverage ratios.

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

Stockholders’ Equity

Stockholders’ equity decreased $274 million from December 31, 2007 to $5,947 million, driven primarily by an increase in net income of $1,468 million, which was more than offset by share repurchase activity, net of reissuances for our employee benefit plans of $1,731 million.

Accumulated other comprehensive loss increased $12 million since December 31, 2007.  Compared to year end 2007:

•                  net foreign currency translation increased by $25 million because of the weakening of the U.S. dollar against foreign currencies.

•                  net unrealized investment losses rose $4 million, and

•                  net derivative losses increased $31 million.

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

Reinsurance Guarantee

In connection with the AWG disposal, we issued an indemnification that protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured.  These reinsurance recoverables amount to $663 million at September 30, 2008.  Trust balances and letters of credit offsetting these reinsurance recoverables total approximately $149 million.  At December 31, 2007, we had recorded a $12 million liability, reflecting the fair value of this indemnification.  The value decreased to approximately $9 million as of September 30, 2008.  The indemnification represents the present value of the indemnification based on the credit risk of the reinsurers.

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

Pursuant to the sale agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements to $1.8 billion.  The Bank SPEs had advanced to us $1.2 billion and $1.4 billion at September 30, 2008 and December 31, 2007, respectively, on portfolios sold to the Bank SPEs of $1.3 billion and $1.5 billion at September 30, 2008 and December 31, 2007, respectively.

We record gains on the sale of premium finance agreements.  When we calculate the gain, we include all costs we expect to incur for the relevant Bank SPEs.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $9 million and $15 million for the three months ended September 30, 2008 and 2007, respectively, and $41 million and $46 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by us (and other sellers) as required by the sales agreements.  The over-collateralization of our sold receivables represents our maximum exposure to credit-related losses, and was approximately $115 million at September 30, 2008.  We also remain contingently liable should the funding costs of the U.S. Bank SPEs exceed the interest and late fees accrued or collected on the sold U.S. portfolio.  We continually review our retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjust its carrying value accordingly.

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

We intend to renew these conduit facilities as they expire.  We renewed the U.S. sales agreement on October 3, 2008 and intend to renew our European agreement in the fourth quarter of 2008.  The current environment in the credit markets influenced the renewal process and the renewed U.S. terms are more restrictive: the over-collateralization requirements have increased significantly ($40 million on the renewal date), and, based upon our estimated needs for the coming year, we reduced the level of committed availability by $436 million and scheduled additional decreases of $220 million by March 31, 2009.  In addition, the securitization program costs added on the pass-through funding costs from the U.S. Bank SPEs.  We expect similarly restrictive terms in Europe.  Moreover, as our ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could further impact on our premium finance results of operations and cash flows.  We also face the risk the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements.  Such an occurrence would require us to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements.  Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, our access to the conduit facilities and special purpose vehicles could be affected.

PEPS I

In 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE.  The common stock interest in PEPS I is held by a limited liability company, owned by us (49%) and by a charitable trust, which we do not control (51%).  We do not include the assets and liabilities and operations of PEPS I in our consolidated financial statements.

In 2001, PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties.  PEPS I then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

As part of this transaction, Aon is required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  Commitments of $1 million were funded by us in 2008.  As of September 30, 2008, unfunded commitments amounted to $43 million.  These commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

Our 2008 income distributions from our preferred investment in PEPS I increased $13 million for the quarter but decreased $25 million on a year-to-date basis.  These distributions are included in investment income.  Prior to 2007, income distributions received from PEPS I were limited to interest payments on various PEPS I debt instruments.  Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, began to pay preferred income distributions.  Whether we receive additional preferred returns will depend on the performance of the LP interests underlying PEPS I, which we expect to vary from period to period.  We do not control the timing of the distributions.

Aon derives the estimated fair value of its preferred investments in PEPS I primarily from valuations received from the general partners of the LP interests held by PEPS I.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, the outcome of inquiries from regulators and investigations related to compliance with U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, our ability to complete our pending acquisition of Benfield Group Limited and, if completed, to integrate Benfield successfully and to realize the anticipated benefits of the Benfield acquisition.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At September 30, 2008, we have hedged approximately 24% and 77% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Third quarter 2008 diluted earnings per share were positively impacted by $0.04 related to translation gains.

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

Changes in internal control over financial reporting.  There were no changes in Aon’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)–15(f) under the Exchange Act) during third quarter 2008 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                    LEGAL PROCEEDINGS

See Note 13 (Contingencies) to the condensed consolidated financial statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.                          RISK FACTORS

The risk factors set forth in Part I, Item 1A. Risk Factors to the 2007 Form 10-K of Aon Corporation (“Aon,” “we,” “us” or “our”) have been updated as set forth below to reflect our divestiture earlier this year of our Combined Insurance Company of America and Sterling Life Insurance Company subsidiaries that reduced our risk from underwriting businesses and the new acquisition and integration risks arising from our intention to acquire Benfield Group Limited. These updated risk factors set forth below supersede those contained in our 2007 Form 10-K and readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

The following are certain risks related to our business specifically and the insurance industry generally that could adversely affect our business, financial condition and results of operations. The risk factors are:

Our results may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance industries.

Our results historically have been subject to significant fluctuations arising from uncertainties and changes in the insurance industry. Changes in premium rates generally affect the commissions and fees payable to our brokerage businesses.

Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

Since the Attorney General of New York brought charges against one of our competitors in October 2004, there has been a great deal of uncertainty concerning then longstanding methods of compensating insurance brokers. Soon after the Attorney General brought those charges, Aon and certain other large insurance brokers announced that they would terminate contingent commission arrangements with underwriters. Most insurance brokers, however, currently continue to enter into such arrangements, and regulators have not taken action to end such arrangements throughout the industry.

Our results may be adversely affected by the impact disruptions in the credit and financial markets have on our customers and the insurance industry.

The recent disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial markets have created increasing difficult conditions for financial institutions, including those in the insurance industry. Continued volatility and further deterioration in the credit markets may reduce our customers’ demand for our brokerage and reinsurance services and products and could negatively impact our results of operations and financial condition. In addition, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that we offer our clients could negatively impact overall capacity in the industry. This could then reduce placement of certain lines and types of insurance and reduce our revenues and profitability.

We face significant competitive pressures in each of our businesses.

We believe that competition in our lines of business is based on service, product features, price, commission structure, financial strength and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers and brokers.

We encounter strong competition for both clients and professional talent in our insurance brokerage and risk management services operations from other insurance brokerage firms which also operate on a nationwide or worldwide basis, from a large number of regional and local firms throughout the world, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk related services and products. Our consulting operations compete with independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world.

In addition, the increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

•                                          the selling of insurance by insurance companies directly to insureds;

•                                          changes in our business compensation model as a result of regulatory investigations;

•                                          the establishment of programs in which state sponsored entities provide property insurance in catastrophe prone areas or other alternative types of coverage;

•                                          additional regulations promulgated by the Financial Services Authority (“FSA”) in the United Kingdom, or other regulatory bodies in jurisdictions in which we operate.

New competition as a result of these developments could cause the supply of, and demand for, our products and services to change, which could adversely affect our results of operations and financial condition.

We may not realize all of the expected benefits from our restructuring plans.

In third quarter 2007, we announced a global restructuring plan intended to create a more streamlined organization and to reduce future expense growth to better serve clients (the “2007 Plan”). As a result, we have adopted restructuring initiatives that are expected to result in the elimination of an estimated 2,700 employee positions, the closing or consolidation of several offices, asset impairments and other expenses necessary to implement these initiatives. We currently expect that the 2007 Plan will result in cumulative pretax charges of $450 million.  We anticipate that our annualized savings from the 2007 Plan will be approximately $300 million by 2010.  We cannot assure that we will achieve the targeted savings. In 2005, we began a restructuring initiative to reduce our fixed cost base and increase efficiency (the “2005 Plan”). The 2005 Plan is substantially complete, and resulted in cumulative pretax charges totalling $368 million. Restructuring costs included the elimination of approximately 3,600 employee positions, the closing of various offices, asset impairments and other expenses necessary to implement these initiatives. We anticipate that our annualized savings from the 2005 Plan will be approximately $270 million by 2008. Estimated savings from the 2007 and 2005 Plans do not include any benefits related to businesses placed in discontinued operations. We cannot assure that we will achieve the targeted savings.

Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

We carry an investment portfolio of fixed-maturity and other long-term investments. As of September 30, 2008, our continuing operations had fixed-maturity investments (100 percent investment grade) that had a carrying value of $132 million and our other long term investments had a carrying value of $276 million. Funds held on behalf of clients, which were $3.1 billion at September 30, 2008, are held in short-term investments. Changes in interest rates and investment prices could reduce the value of our investment portfolio and adversely affect our financial condition or results.

For example, changes in domestic and international interest rates directly affect our income from, and the market value of, fixed maturity investments. Similarly, general economic conditions, stock market conditions and other factors beyond our control affect the value of our equity investments. We monitor our portfolio for other than temporary impairments in carrying value. For securities judged to have an other than temporary impairment, we recognize a realized loss through the statement of income to write down the value of those securities.

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

Our net pension liabilities may grow, and the fair value of our pension plan assets may decrease, which could adversely affect our stockholders’ equity, net income, cash flow and liquidity and require us to make additional cash contributions to our pension plans.

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

We currently plan on contributing approximately $182 million to our major pension plans, although we may elect to contribute more.  Total cash contributions to these pension plans in 2007 were $211 million, which was an increase of $7 million from 2006. In 2006, we also contributed $166 million of non cash financial instruments to certain of our United Kingdom plans. In total, our 2007 contributions to these pension plans were $159 million less than in 2006. Future estimates are based on certain assumptions, including discount rates, interest rates, mortality, fair value of assets and expected return on plan assets.

Periodic revision of pension assumptions can materially change the present value of future benefits, and therefore the funded status of the plans and the resulting periodic pension expense. Changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders’ equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those which have been estimated.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business.  The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages.  We have purchased errors and omissions (“E&O”) insurance and other appropriate insurance to provide protection against losses that arise in such matters.  Accruals for these items, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals and receivables are adjusted from time to time as developments warrant.  Amounts related to settlement provisions are recorded in other general expenses in the condensed consolidated statements of income.

At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York (“NYAG”) and other regulators, purported classes of clients filed civil litigation against us and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories.  The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California.

In the New Jersey actions, the Court dismissed plaintiffs’ federal antitrust and RICO claims in separate orders in August and October 2007, respectively.  Plaintiffs have appealed these dismissals.  We believe we have meritorious defenses in all of these cases and intend to vigorously defend ourselves against these claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

Also at the time of the NYAG investigation, putative classes filed actions against us in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA.  Plaintiffs in the federal securities class action have recently submitted purported expert reports estimating a range of alleged damages of $353 million to $498 million, and plaintiffs in the ERISA class actions have recently submitted purported expert reports estimating a range of alleged damages of $59 million to $349 million. We will soon submit our own expert reports, which will vigorously challenge these damage estimates, as well as plaintiffs’ underlying theories of liability. We believe we have meritorious defenses in all of these cases and intend to vigorously defend ourselves against these claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

Following inquiries from regulators, we commenced an internal review of our compliance with certain U.S. and non-U.S. anti-bribery laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”).  An outside law firm with significant experience in the area is overseeing the review.  Certain governmental agencies, including the U.K. Financial Services Authority, the City of London police, the U.S. Securities and Exchange Commission, and the U.S. Department of Justice, are also investigating these matters.  We are fully cooperating with these investigations, and have agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations.  Based on current information, we are unable to predict at this time when these matters will be concluded, or what regulatory or other outcomes may result.

A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against us seeking more than £50 million ($92 million at September 30, 2008 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters.  In a preliminary decision issued on February 13, 2008, the court construed the relevant policy language to excuse underwriters from paying Standard Life and concluded that we were negligent in not seeking changes to the language.  We filed an interlocutory appeal of this preliminary decision.  In July 2008, we reached a settlement with underwriters under which underwriters agreed to pay a portion of the ultimate recovery by Standard Life in exchange for us dropping our appeal of the preliminary decision.  In subsequent proceedings in the Commercial Court, we will vigorously contest Standard Life’s claims based on a variety of legal and factual arguments.  We have a potential negligence claim against a different third party which provided advice with respect of the relevant policy language, and we further believe that, as a result of an indemnity given to us by a third party, we are entitled to indemnification in whole or part for our losses in this matter.

A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of Aon, Resource Life Insurance Company.  The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premium to policyholders whose loans terminated before the end of their scheduled terms.  In connection with the sale of Resource Life in 2006, we agreed to indemnify Resource Life’s buyer in certain respects relating to this action.  We believe that Resource Life has meritorious defenses and are vigorously defending this action.  The outcome of the action, and the amount of any losses or other payments that may result, cannot be predicted at this time.

Virginia Surety Company, Inc. (“VSC”), a former property and casualty underwriting subsidiary of Aon, is engaged in arbitration and litigation proceedings with Applied Underwriters, Inc. (“Applied”), a managing general agent (“MGA”).  In these proceedings, Applied seeks approximately $190 million for, inter alia, an alleged diminution in Applied’s value following VSC’s termination of an MGA contract between the parties.  In connection with the sale of Aon Warranty Group (“AWG”) (which includes VSC) in 2006, we agreed to retain certain obligations related to VSC’s property and casualty underwriting business, now in runoff, including this matter.  We believe that VSC has meritorious defenses and are vigorously defending the arbitration and litigation.

The outcome of the action, and the amount of any losses or other payments that may result, cannot be predicted at this time.

Although the ultimate outcome of all matters referred to above cannot be ascertained, and liabilities in indeterminate amounts may be imposed on us or our subsidiaries, on the basis of present information, amounts already provided, availability of insurance coverages and legal advice received, it is the opinion of our management that the disposition or ultimate determination of such claims will not have a material adverse effect on our consolidated financial position.  However, it is possible that our future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.

We are subject to E&O claims against us.

In our insurance brokerage and consulting businesses, we often assist our clients with matters which include the placement of insurance coverage or employee benefit plans and the handling of related claims. E&O claims against us may allege our potential liability for all or part of the amounts in question. E&O claims could include, for example, the failure of our employees or sub agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, E&O claims may harm our reputation or divert management resources away from operating our business.

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

Our businesses are subject to extensive federal, state and foreign governmental regulation and supervision, which could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we sell or the methods by which we sell our products and services or subjecting our businesses to the possibility of regulatory actions or proceedings. With respect to our insurance brokerage businesses, this supervision generally includes the licensing of insurance brokers and agents and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of other insurance companies.  For instance, if we are providing managing general underwriting services for an insurer, we may have to contend with regulations affecting our client.  Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including employee benefit plan regulation, Medicare, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, do affect the insurance industry generally. For instance, several laws and regulations adopted by the federal government, including the Gramm Leach Bliley Act and the Health Insurance Portability and Accountability Act of 1996, have created additional administrative and compliance requirements for us.

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

In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our businesses can continue to be conducted in any given jurisdiction as we it has been conducted in the past.

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

•                                          devaluations and fluctuations in currency exchange rates;

•                                          imposition of limitations on conversion of foreign currencies or remittance of dividends and other payments by foreign subsidiaries;

•                                          imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries;

•                                          difficulties in staffing and managing our foreign offices, and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

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

We maintain claims reserves as an estimate of our liability under insurance policies issued by our insurance underwriting operations, which are in runoff. These reserves could cause variability in our financial results.

Claim reserves reflect our estimated liability for unpaid claims and claims adjustment expenses, including legal and other fees and general expenses for administering the claims adjustment process, and for reported and unreported losses incurred as of the end of each accounting period. If the reserves, as currently estimated for future claims, prove inadequate, we would be required to increase our liabilities, which could have an adverse effect on our business, results of operations and financial condition.

The obligation for future claims does not represent an exact calculation of liability. Rather, reserves represent our management’s best estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates represent informed judgments based on our assessment of currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause our estimates to vary. The inherent uncertainty of estimating reserves is greater for certain types of liabilities, where the variables affecting these types of claims are subject to change and long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are periodically refined as experience develops and further losses are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting the level of claims reserves is inherently uncertain, we cannot assure investors that our current reserves will prove adequate in light of subsequent events.

Each of our business lines may be adversely affected by an overall decline in economic activity.

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage and consulting businesses. In particular, a growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. Moreover, the results of our consulting business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. As our clients become adversely affected by declining business conditions, they may choose to delay or forgo consulting engagements with Aon.

We have debt outstanding that could adversely affect our financial flexibility.

As of September 30, 2008, we had total consolidated debt outstanding of approximately $2.0 billion. The level of debt outstanding could adversely affect our financial flexibility.

A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs and financial flexibility.

A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs and reduce our financial flexibility. In addition, certain downgrades may trigger our obligations to fund certain amounts with respect to our premium finance securitizations. Similarly, a downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. We cannot assume that our financial position would not be adversely affected if we are unable to access the commercial paper market.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results.

We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements.  We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period.  We periodically evaluate our estimates and assumptions including those relating to reserves to pay policy liabilities, deferred policy acquisition costs, the valuation of investments, income taxes, stock based compensation and contingencies and litigation.  We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could increase costs to our organization and could have an adverse impact on our future financial position and results of operations.

We are a holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.

Our principal assets are the shares of capital stock of our subsidiaries. We have to rely on dividends from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses.

We cannot guarantee that our reinsurers of our property and casualty business will pay in a timely fashion, if at all.

To better manage our portfolio of underwriting risk, we purchased reinsurance by transferring part of the risk (known as ceding) to a reinsurance company in exchange for part of the premium that we had received in connection with the risk.

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

In connection with the sale of AWG on November 30, 2006, we sold the capital stock of VSC. Because VSC issued property and casualty policies, VSC continues to remain liable to property and casualty policyholders. However, pursuant to contractual arrangements entered into as part of the sale of AWG, Aon has agreed to indemnify the buyer of VSC for all obligations arising out of the property and casualty business, including any failure by reinsurers to meet their obligations with respect to the property and casualty business. We have also agreed to guarantee amounts owed by reinsurers in respect of the Construction Program Group (“CPG”) business issued prior to the closing of that transaction. If reinsurers fail to pay the reinsurance recoverables owed to VSC with respect to the property and casualty business (including with respect to CPG business) or do not pay on a timely basis, we will be responsible for these amounts.

The occurrence of natural or man made disasters could adversely affect our financial condition and results of operations.

We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods and tornadoes, and pandemic health events such as avian influenza, as well as man-made disasters, including acts of terrorism and military actions. For example, a natural or man-made disaster could lead to unexpected changes in persistency rates as policyholders and contract holders who are affected by the disaster may be unable to meet their contractual obligations, such as payment of premiums on their insurance policies. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio if it affects companies’ ability to pay principal or interest on their securities. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.

In connection with the implementation of our corporate strategy, we face certain risks associated with the acquisition or disposition of businesses.

In pursuing our corporate strategy, we may acquire other businesses or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms and ultimately complete such transactions. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including revenue growth, operational efficiencies or expected synergies. In addition, we may not be able to integrate acquisitions successfully into our existing business, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

Factors Relating to the Acquisition of Benfield

On August 22, 2008, we and Benfield Group Limited, a Bermuda company and an independent insurance intermediary (“Benfield”), issued an announcement (the “Announcement”) under Section 2.5 of the U.K. City Code on Takeovers and Mergers (the “Code”) disclosing that they have reached an agreement pursuant to which we will acquire all of the share capital of Benfield (the “Acquisition”).  The Acquisition will be effected by a newly-formed, wholly-owned Bermuda subsidiary of ours through an amalgamation under the Bermuda Companies Act for an aggregate cash purchase price of £844 million or £3.50 per Benfield share ($1,557 million at September 30, 2008 exchange rates).  Also on August 22, 2008, we and Benfield contemporaneously entered into an Implementation Agreement (the “Implementation Agreement”) which sets forth certain key terms relative to the Acquisition.

The closing of the Acquisition is subject to a number of conditions; if these conditions are not satisfied or waived, we will not be able to close the Acquisition.

The Acquisition contains a number of conditions which must be satisfied or waived prior to the closing of the Acquisition.  These conditions include, among others, the parties obtaining certain antitrust and regulatory approvals including those required in the United States, United Kingdom and Bermuda, the accuracy of certain representations and warranties (subject to agreed-upon materiality standards) and the compliance by us and Benfield with covenants contained in the Implementation Agreement and the Announcement.  We cannot assure you that the Acquisition will be closed on the terms described herein or at all.

If the Acquisition is not closed, there may be various adverse consequences including:

•                  certain of the transaction costs, including accounting, legal and other financial advisory fees, must still be paid, without any offsetting benefits from the Acquisition;

•                  Aon’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Acquisition, without realizing any of the anticipated benefits of completing the Acquisition; and

•                  the market price of Aon common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed.

The anticipated benefits from the Acquisition may not be realized.

The success of the Acquisition will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Aon and Benfield including, among other things, synergies, cost savings and operating efficiencies.  Although we expect to achieve the anticipated benefits of the Acquisition, no assurance can be given that we will successfully combine the businesses of Aon and Benfield and that these anticipated Acquisition benefits will actually be achieved as achieving such benefits is subject to a number of uncertainties.  Additionally, the elimination of duplicative costs may not be possible or may take longer than anticipated, the benefits from the Acquisition may be offset by costs incurred or delays in integrating Benfield into Aon, and regulatory authorities may impose adverse conditions on our business in connection with granting approval of the Acquisition.  If we are not able to achieve these objectives, the anticipated benefits and cost savings of the Acquisition may not be realized fully or at all or may take longer to realize than expected.  If we fail to realize all or some of the benefits we anticipate from the Acquisition or if we fail to realize those benefits in the anticipated time period, our results of operations may be adversely affected.

The integration of Benfield may not be successful.

We may be unable to effectively integrate Benfield into our operations, which would result in fewer benefits from the Acquisition than are currently anticipated, as well as increased costs.  The Acquisition involves numerous integration and other risks, including:

•                  potential difficulties in the assimilation of operations, services, products and personnel;

•                  potential loss of customers, vendors and other business partners;

•                  the diversion of management’s attention from other business concerns;

•                  the potential loss of key employees;

•                  the consolidation of functional areas, such as sales and marketing operations;

•                  possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures between us and Benfield;

•                  the integration of information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•                  the coordination of organizations headquartered in different geographic regions; and

•                  potentially significant transaction, integration and restructuring costs.

If the integration is not successful, we may not be able to achieve expected results and our business, financial condition and results of operations may be adversely affected.  We cannot give any assurance that Benfield will be successfully or cost-effectively integrated into us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
7/1/08 – 7/31/08	6,638,000	$45.64	6,638,000	$977,166,188
8/1/08 – 8/31/08	2,638,000	$46.53	2,638,000	$854,412,149
9/1/08 – 9/30/08	—	$—	—	$854,412,169
Total	9,276,000	$45.90	9,276,000

(1)          Does not include commissions paid to repurchase shares.

(2)          In 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon’s common stock.  In 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion.  In fourth quarter 2007, the Company announced that its Board of Directors had increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through September 30, 2008, the Company has repurchased  90.8 million shares of common stock at an average price (excluding commissions) of $41.26 per share for an aggregate purchase price of $3,746 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $854 million, with no termination date.

ITEM 6.	EXHIBITS

Exhibits – The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

November 7, 2008	By: /s/ Christa Davies
CHRISTA DAVIES
EXECUTIVE VICE PRESIDENT AND
CHIEF FINANCIAL OFFICER
(Principal Financial and Accounting Officer and duly authorized officer of Registrant)

Aon CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit
2.1

Announcement dated August 22, 2008 of Aon Corporation and Benfield Group Limited — incorporated by reference to Exhibit 2.1 to Aon Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2008.

2.2

Implementation Agreement dated August 22, 2008 between Aon Corporation and Benfield Group Limited — incorporated by reference to Exhibit 2.2 to Aon Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2008.

10.1#	Form of Severance Agreement, as amended on September 19, 2008.

10.2

Letter Amendment dated January 30, 2008 to $600 million Three-Year Credit Agreement dated as of February 3, 2005 among Aon Corporation, Citibank, N.A., as Administrative Agent, and the lenders and other parties listed therein, as amended by Amendment No. 1 dated as of September 30, 2005.

10.3

Letter Amendment dated February 25, 2008, 2008 to €650 million Facility Agreement dated February 7, 2005 among Aon Corporation, Citibank International plc, as Agent, and the lenders and other parties listed therein, as amended by the Transfer and Amendment Agreement dated October 24, 2005.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges

12.2	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code

#	Indicates a management contract or compensatory plan or arrangement.