Form 10-K
period 2008-12-31
AON CORP
filed 2009-03-02
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 30, 2008, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $11,883,580,723 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.

         Number of shares of common stock outstanding as of January 30, 2009 was 273,538,245.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Aon Corporation's Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on May 15, 2009 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

 PART I

Item 1.    Business.

OVERVIEW

        Aon Corporation ("Aon," "we," "us," or "our") serves its clients through two operating segments that include various worldwide subsidiaries:

  •
  Risk and Insurance Brokerage Services acts as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through our global distribution network.

  •
  Consulting provides advice and services to clients related to health and benefits, retirement, compensation, strategic human capital, and human resource outsourcing.

        In November 2008, Aon completed its merger with Benfield Group Limited ("Benfield"), a leading independent reinsurance intermediary. Benfield will be integrated with our existing reinsurance operations (Aon Re Global) and will be operated globally under the newly created Aon Benfield brand.

        In April 2008, we completed the sale of our Combined Insurance Company of America ("CICA") and Sterling Insurance Company ("Sterling") subsidiaries, which represented the majority of the operations of our former Insurance Underwriting segment. In January 2009, we signed a definitive agreement to sell our remaining property and casualty insurance underwriting operations that were in run-off. The results of all of these operations have been reclassified to discontinued operations for all periods presented.

        Our clients include corporations and businesses, insurance companies, professional organizations, independent agents and brokers, governments, and other entities. We also serve individuals through personal lines, affinity groups, and certain specialty operations.

        Aon was incorporated in 1979, and is the parent corporation of both long-established and more recently acquired companies. Aon has approximately 37,700 employees and operates in more than 120 countries and sovereignties.

SEGMENT OPERATIONS

Risk and Insurance Brokerage Services

        The Risk and Insurance Brokerage Services segment generated approximately 82% of our total operating segment revenues in 2008. This is the largest of our operating segments, with approximately 30,200 employees worldwide. Risk and Insurance Brokerage and related services are provided by certain indirect subsidiaries, including Aon Risk Services Companies, Inc., Aon Holdings International bv, Aon Re Global, Inc., and Aon Limited (U.K.). Risk and Insurance Brokerage Services also includes our premium finance business, Cananwill, Inc. The U.S. operations of Cananwill were sold in February 2009.

Subsegments

        We measure our revenues in this segment using the following subsegments:

        Risk Management and Insurance Brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement, and captive management services and premium finance services for small, mid-sized, and large companies, including Fortune 500 corporations, and individuals. The Americas' operations provide products and services to clients in North, Central and South America, the Caribbean, and Bermuda. Our United Kingdom; Europe, Middle East & Africa; and Asia Pacific operations offer similar products and services to clients throughout the rest of the world. Risk management services also include risk identification and assessment, safety engineering, claims and loss cost management, and program administration.

        Retail brokerage operates through industry-focused practice areas to deliver specialized advice and services in such industries as entertainment, media, financial institutions, marine, aviation, construction, healthcare and energy, among others.

        As a retail broker, we generally serve as an advisor to corporate clients and can arrange a wide spectrum of risk management solutions for property, general liability, professional and directors' and officers' liability, workers' compensation, and other exposures. We also provide affinity products for professional liability, life, disability income and personal lines for individuals, associations, and businesses.

        Our managing general underwriting ("MGUs") units, in concert with leading insurers, underwrite and market a diverse line of specialty products including fidelity, directors and officers, general liability, property, commercial auto, fine arts and marine. The MGUs also serve the special needs of particular customer segments such as mortgage banks, sports, leisure and entertainment, and not-for-profit.

        We are also a major provider in managing captive insurance companies that enable our clients to manage risks that would be cost prohibitive or unavailable in traditional insurance markets.

        Reinsurance Brokerage and Related Services offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization, evaluate and mitigate catastrophic loss exposures worldwide, along with investment banking products and services. An insurance or reinsurance company may seek reinsurance or other risk-transfer solutions on all or a portion of the risks it insures. Our reinsurance brokerage services use dynamic financial analysis and capital market alternatives, such as transferring catastrophe risk through securitization. While our reinsurance activities are principally focused on property and casualty lines, these activities also include specialty lines such as professional liability, medical malpractice, accident, life and health. Services include advice, placement of reinsurance and alternative risk transfer arrangements with capital markets, and related services such as actuarial, financial and regulatory consulting, portfolio analysis, catastrophe modeling, and claims services.

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

Competitive Conditions

        We are ranked as the largest insurance broker worldwide based on pure brokerage operations. The risk and insurance brokerage services business is highly competitive, and we compete with two other global insurance brokers in addition to numerous specialist, regional and local firms in almost every area of our business; insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses, including commercial and investment banks, accounting firms, and consultants that provide risk-related services and products.

Consulting

        The Consulting segment generated approximately 18% of our total operating segment revenues in 2008. This segment has approximately 6,400 employees worldwide with operations in the U.S., Canada,

the U.K., Europe, South Africa and the Asia Pacific region. Based on total revenues, we believe we are among the top five largest employee benefit consultants in the world.

Subsegments

        Through our Aon Consulting Worldwide, Inc. subsidiary ("Aon Consulting"), we provide a broad range of consulting services in the following subsegments and practice areas:

Consulting Services:

        Health and Benefits advises clients about structuring, funding, and administering employee benefit programs, which attract, retain, and motivate employees. Benefits consulting includes health and welfare, executive benefits, workforce strategies and productivity, absence management, benefits administration, data-driven health, compliance, employee commitment, investment advisory, and elective benefits services.

        Retirement professionals specialize in global actuarial services, defined contribution consulting, investment consulting, tax and ERISA consulting, and pension administration.

        Compensation focuses on compensation advisory/counsel including: compensation planning design, executive reward strategies, salary survey and benchmarking, market share studies and sales force effectiveness, with special expertise in the financial services and technology industries.

        Strategic Human Capital delivers advice to complex global organizations on talent, change and organizational effectiveness issues, including talent strategy and acquisition, executive on-boarding, performance management, leadership assessment and development, communication strategy, workforce training and change management.

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

Insurance Underwriting

        Our former insurance underwriting business had operations in the U.S., Canada, Europe, and Asia Pacific. In April 2008, we completed the sale of our CICA and Sterling subsidiaries, which represented the majority of the operations of our former Insurance Underwriting segment. In January 2009, we signed a definitive agreement to sell our remaining property and casualty operations that were in run-off. These operations have been reclassified to discontinued operations for all periods presented.

        See "Key Recent Events" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 7, "Disposal of Operations," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for further details.

Disposal of Operations

        Aon hereby incorporates by reference Note 7 "Disposal of Operations," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

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

        Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are:

  •
  enforced by state agencies in the U.S., by the Financial Services Authority ("FSA") in the U.K., and by various regulatory agencies in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, minimum loss ratio requirements, limits on premium and commission rates, and minimum reserve and capital requirements. State insurance departments monitor compliance through periodic regulatory reporting procedures and periodic examinations.

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

        Our principal U.K. subsidiary, Aon Limited, must be, and is, authorized by the FSA. FSA oversight was introduced following the European Union Insurance Mediation Directive ("the Directive") which:

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

Clientele

        Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 10% of our revenues in 2008. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2008.

Employees

        At December 31, 2008, we employed approximately 37,700 employees, of which approximately 11,600 work in the U.S.

Information Concerning Forward-Looking Statements

        This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, the outcome of inquiries from regulators and investigations related to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S.

anti-corruption laws, the impact of investigations brought by U.S. state attorneys general, U.S. state insurance regulators, U.S. federal prosecutors, U.S. federal regulators, and regulatory authorities in the U.K. and other countries, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, our ability to integrate Benfield successfully and to realize the anticipated benefits of the Benfield merger and other factors disclosed under "Risk Factors" in Item 1A, below.

Website Access to Reports and Other Information

        Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). Aon has filed the required certificate with the New York Stock Exchange (the "NYSE") confirming the Company's compliance with the corporate governance listing standards set forth in Section 303A of the NYSE Listed Company Manual. Also posted on our website and available in print upon request, are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating and Finance Committees, our Governance Guidelines, our Code of Conduct and our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange, we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Conduct or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

Item 1A.    Risk Factors.

        The following are certain risks related to our business specifically and the insurance industry generally that could adversely affect our business, financial condition and results of operations. The risk factors are:

  Our results may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance industries.

        Our results have historically been subject to significant fluctuations arising from uncertainties and changes in the insurance industry. Changes in premium rates generally affect the commissions and fees earned by our brokerage businesses.

  Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

        Since the Attorney General of New York brought charges against one of our competitors in 2004, there has been a great deal of uncertainty concerning then longstanding methods of compensating insurance brokers. Soon after the Attorney General brought those charges, Aon and certain other large insurance brokers announced that they would terminate contingent commission arrangements with underwriters. Most other insurance brokers, however, continue to enter into such arrangements, and regulators have not taken action to end such arrangements throughout the industry. In July 2008, New York regulators held hearings on potential rules relating to compensation and disclosures. The outcome of these hearings could affect how we are compensated and how we disclose our compensation to clients.

  Our results may be adversely affected by the impact that disruptions in the credit and financial markets have on our customers and the insurance industry.

        The recent disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets have created increasingly difficult conditions for financial institutions, including participants in the insurance industry. These conditions include significant losses, greater volatility, significantly less liquidity and widening of credit spreads. In recent months, such volatility has reached unprecedented levels. Continued volatility and further deterioration in the credit markets may reduce our customers' demand for our brokerage and reinsurance services and products, including increasing their levels of self-insurance. Other clients may be significantly impacted by credit pressures or other financial difficulties which could result in their insolvency. These events could negatively impact our results of operations and financial condition. In addition, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail could also result in errors and omissions claims by clients.

        The current economic conditions have also created significant uncertainty in the industries our consulting operations participate in. A severe and/or prolonged economic downturn could hurt our clients' financial condition and the levels of business activities in the industries and geographies where we operate. These challenges may reduce demand for some of our services or depress pricing of those services and have an adverse effect on our new business and results of operations.

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

  •
  changes in our business compensation model as a result of regulatory actions or changes;

  •
  the establishment of programs in which state sponsored entities provide property insurance in catastrophe prone areas or other alternative types of coverage;

  •
  additional regulations promulgated by the FSA in the United Kingdom, or other regulatory bodies in jurisdictions in which we operate.

        New competition as a result of these developments could cause the supply of, and demand for, our products and services to change, which could adversely affect our results of operations and financial condition.

  We may not realize all of the expected benefits from our restructuring plans.

        In fourth quarter 2008, we announced a global restructuring plan (the "Aon Benfield Plan") in connection with our merger with Benfield. The restructuring plan, which will continue through the end of 2011, is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 500 to 700 job eliminations, the closing or consolidation of several offices, asset impairments and other expenses necessary to implement these initiatives. We estimate that the Aon Benfield Plan will result in cumulative costs totaling approximately $185 million over a three-year period, and that approximately $104 million of these costs will be included in the purchase price allocation, with the remainder being recorded in operations in future periods. We anticipate that our annualized savings from the Aon Benfield Plan will be approximately $122 million by 2011. We cannot assure that we will achieve the targeted savings.

        In third quarter 2007, we announced a global restructuring plan intended to create a more streamlined organization and to reduce future expense growth to better serve clients (the "2007 Plan"). As a result, we have adopted restructuring initiatives that are expected to result in the elimination of an estimated 3,900 employee positions, the closing or consolidation of various offices, asset impairments and other expenses necessary to implement these initiatives. We currently expect that the 2007 Plan will result in cumulative pretax charges of $550 million. We anticipate that our annualized savings from the 2007 Plan will be approximately $370 million by 2010. We cannot assure that we will achieve the targeted savings.

  Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.

        Operating funds available for corporate use and funds held on behalf of clients and insurers were $388 million and $3.2 billion, respectively, at December 31, 2008. These funds are held in cash, short-term investments, and in fiduciary assets. We also carry an investment portfolio of preferred stock and other long-term investments. As of December 31, 2008, these investments had a carrying value of $332 million. Changes in interest rates and counterparty credit quality could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. For example, changes in domestic and international interest rates directly affect our income from cash balances and short-term investments. Similarly, general economic conditions, stock market conditions and other factors beyond our control affect the value of our preferred stock and other long-term investments. We monitor our portfolio for other-than-temporary impairments in carrying value. For securities judged to have an other-than-temporary impairment, we write down the value of those securities and recognize a realized loss through the statement of income.

  Our pension obligations could adversely affect our stockholders' equity, net income, cash flow and liquidity.

        To the extent that the present value of the benefits incurred to date for pension obligations for our major plans continue to exceed the value of the assets supporting those obligations, our financial position and results of operations may be adversely affected. In certain previous years, there have been declines in interest rates. As a result of lower interest rates, the present value of plan liabilities increased faster than the value of plan assets, resulting in significantly higher unfunded positions in several of our major pension plans.

        We currently plan on contributing approximately $400 million to our major pension plans in 2009, although we may elect to contribute more. Total cash contributions to these pension plans in 2008 were $177 million, which was a decrease of $34 million from 2007.

        The magnitude of our worldwide pension plans means that our earnings are comparatively sensitive to various market factors. These factors include equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes and counterparty exposure from various investments including annuities. Variations in any of these factors could cause significant fluctuation in our earnings from year to year.

        The periodic revision of pension assumptions can materially change the present value of future benefits, and therefore the funded status of the plans and resulting periodic pension expense. Changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions and changes in the number of participating employees. As a result, there can be no assurance that we will not experience future decreases in stockholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those which have been estimated.

  We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

        We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. We have purchased errors and omissions ("E&O") insurance and other appropriate insurance to provide protection against losses that arise in such matters. Accruals for these items, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant. Amounts related to settlement provisions are recorded in other general expenses in the consolidated statements of income.

        At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York ("NYAG") and other regulators, purported classes of clients filed civil litigation against us and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act ("RICO") theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs' federal antitrust and RICO claims in separate orders in August and October 2007, respectively. Plaintiffs have appealed these dismissals. We believe we have meritorious defenses in all of these cases and intend to vigorously defend ourselves against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Also at the time of the NYAG investigation, putative classes filed actions against us in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action have recently submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions have recently submitted purported expert reports estimating a range of alleged damages of $59 million to $349 million. In January 2009, we submitted our own expert reports, which concluded that plaintiffs' theories of liability and causation are meritless and that, in any event, plaintiffs incurred no damages. We believe we have meritorious defenses in all of these cases and intend to vigorously defend ourselves against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Following inquiries from regulators, we commenced an internal review of our compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). An outside law firm with significant experience in the area is overseeing the review. Certain governmental agencies, including the U.K. Financial Services Authority ("FSA"), the Securities and Exchange Commission ("SEC"), and the U.S. Department of Justice ("DOJ"), have also been investigating these matters. We are fully cooperating with these investigations, and have agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations. On January 8, 2009, we and the FSA announced a settlement under which the FSA concluded its investigation by assessing a £5.25 million ($7.9 million) fine on Aon Limited, our principal U.K.

brokerage subsidiary, for failing to maintain effective systems and controls. Based on current information, we are unable to predict at this time when the remaining SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

        A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against us seeking more than £50 million ($73 million at December 31, 2008 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters. In a preliminary decision issued on February 13, 2008, the court construed the relevant policy language to excuse the underwriters from paying Standard Life and concluded that we were negligent in not seeking changes to the language. We filed an interlocutory appeal of this preliminary decision. In July 2008, we reached a settlement with the underwriters under which the underwriters agreed to pay a portion of the ultimate recovery by Standard Life in exchange for us dropping our appeal of the preliminary decision. In subsequent proceedings in the Commercial Court, we will vigorously contest Standard Life's claims based on a variety of legal and factual arguments. We have a potential negligence claim against a different third party which provided advice with respect to the relevant policy language, and we further believe that, as a result of an indemnity given to us by a third party, we are entitled to indemnification in whole or part for any losses in this matter.

        A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary, Resource Life Insurance Company. The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premium to policyholders whose loans terminated before the end of their scheduled terms. In connection with the sale of Resource Life in 2006, we agreed to indemnify Resource Life's buyer in certain respects relating to this action. We believe that Resource Life has meritorious defenses and are vigorously defending this action. The outcome of the action, and the amount of any losses or other payments that may result, cannot be predicted at this time.

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

        In our insurance brokerage and consulting businesses, we often assist our clients with matters which include the placement of insurance coverage or employee benefit plans and the handling of related claims. Errors and omission ("E&O') claims against us may allege our potential liability for all or part of the amounts in question. E&O claims could include, for example, the failure of our employees or sub agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, E&O claims may harm our reputation or divert management resources away from operating our business.

  Our success depends, in part, on our ability to attract and retain experienced and qualified personnel.

        Our future success depends on our ability to attract and retain experienced personnel, including brokers and other professional personnel. Competition for such experienced professional personnel is intense. If we cannot hire and retain talented personnel, our business, operating results and financial condition could be adversely affected.

  Our businesses are subject to extensive governmental regulation which could reduce our profitability or limit our growth.

        Our businesses are subject to extensive federal, state, and foreign governmental regulation and supervision, which could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we sell or the methods by which we sell our products and services, or subjecting our businesses to the possibility of regulatory actions or proceedings. With respect to our insurance brokerage businesses, this supervision generally includes the licensing of insurance brokers and agents and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of other insurance companies. For instance, if we are providing managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

        Although the federal government does not directly regulate the insurance business, federal legislation and administrative policies in several areas, including employee benefit plan regulation, Medicare, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, and the FCPA, do affect the insurance industry generally. For instance, several laws and regulations adopted by the federal government, including the Gramm Leach Bliley Act and the Health Insurance Portability and Accountability Act of 1996, have created additional administrative and compliance requirements for us.

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

        In all jurisdictions the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business can continue to be conducted in any given jurisdiction as it has been conducted in the past.

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

  •
  longer payment cycles;

  •
  greater difficulties in accounts receivable collection; and

  •
  the requirement of complying with a wide variety of foreign laws.

  We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

        Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and they could have a material adverse impact on our financial results and cash flows. Our four biggest exposures in order of sensitivity are the Euro, British Pound, Australian Dollar and Canadian Dollar. As slightly more than half of our pretax income is non-U.S. Dollar denominated, we generally prefer a weaker U.S. Dollar versus the Euro, Australian Dollar and Canadian Dollar, with the Euro as our largest exposure at approximately 40% of pretax income. Offsetting our normal translation exposure is our transactional exposure between the U.S. Dollar revenue and Pound expense. In the U.K., part of our revenue is denominated in U.S. Dollars, although our operating expenses are in Pounds. Therefore, we prefer a stronger U.S. Dollar versus the Pound. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the U.S. Dollar relative to foreign currencies could increase the real cost to our customers in foreign markets where we receive our revenue in U.S. Dollars, and a weakened U.S. Dollar could potentially affect demand for our services.

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

        We maintain claims reserves as an estimate of our liability under insurance policies issued by our remaining property and casualty insurance underwriting operations, which are currently in runoff and are expected to be sold in 2009. These reserves could cause variability in our financial results.

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

        The obligation for future claims does not represent an exact calculation of liability. Rather, reserves represent our management's best estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates represent informed judgments based on our assessment of currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause our estimates to vary. The inherent uncertainty of estimating reserves is greater for certain types of liabilities, where the variables affecting these types of claims are subject to change and long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are periodically refined as experience develops and further losses are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting the level of claims reserves is inherently uncertain, we cannot assure investors that our current reserves will prove adequate in light of subsequent events.

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

        As of December 31, 2008, we had total consolidated debt outstanding of approximately $2.0 billion. The level of debt outstanding could adversely affect our financial flexibility.

        We have two primary committed credit facilities outstanding, one for our U.S. operations, the other for our European operations. The U.S. facility totals $600 million and matures in February 2010. It is intended as a back-up against commercial paper, source for letters of credit, or to address capital needs in times of extreme liquidity pressure. At year end 2008 there was $580 million of available borrowing capacity off of the facility. The Euro facility totals €650 million ($912 million at December 31, 2008 exchange rates) and matures in October 2010. It is intended as a revolving working capital line for our European operations. At year end 2008 there was €219 million ($307 million) of available borrowing capacity off of the facility. Both facilities require certain representations and warrants be made before drawing and both have the same two financial covenants. The representations and warrants are standard for agreements of this type and include such things as: compliance with laws and contracts, timely filing of taxes, and insurance licenses in good standing. For both the U.S. and Euro facilities, we are required to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1. At year end 2008, we could make all representations and warrants and were within our financial covenants.

  A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs and financial flexibility.

        A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs and reduce our financial flexibility. There are ratings triggers in our U.S., U.K. and Canada Cananwill facilities. The U.S. Cananwill agreement requires that if our senior unsecured debt rating were to become lower than BBB- (Standard & Poors) or Baa3 (Moody's Investor Services), the agreement could be terminated whereby cash flows related to the receivables in the facility must be utilized to pay down the outstanding balance of the program; moreover, no additional receivables can be sold into the facility. The same applies to the Canadian Facility except our senior unsecured debt must be rated lower than BBB, and the Australian facility, where our senior unsecured debt rating must be rated lower than BBB+ or Baa1. The U.K. Facility requires Cananwill to find a new backup service provider within 90 days in the event our long term senior unsecured debt rating becomes lower than BBB- or Baa3. In the event we cannot obtain a backup service provider, the agreement could be terminated. Our senior debt ratings at December 31, 2008 were BBB+ and Baa2.

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

        We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to reserves to pay policy liabilities, income taxes, stock-based compensation and contingencies and litigation. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could increase costs to our organization and could have an adverse impact on our future financial position and results of operations.

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

        To better manage our portfolio of underwriting risk, we purchased reinsurance by transferring part of the risk (known as ceding) to reinsurance companies in exchange for part of the premium that we had received in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred (or ceded) to the reinsurer, it does not relieve us of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. Recently, due to industry and general economic conditions, there is an increasing risk of insolvency among reinsurance companies, resulting in a greater incidence of litigation and affecting the recoverability of claims. We cannot assure that our reinsurers will pay the reinsurance recoverables owed to us or that they will pay these recoverables on a timely basis.

        In connection with the sale of Aon Warranty Group ("AWG") on November 30, 2006, we sold the capital stock of Virginia Surety Company ("VSC"). Because VSC issued property and casualty policies, VSC continues to remain liable to property and casualty policyholders. However, pursuant to contractual arrangements entered into as part of the sale of AWG, Aon has agreed to indemnify the buyer of VSC for obligations arising out of the property and casualty business, including a failure by reinsurers to meet their obligations with respect to the property and casualty business. We have also agreed to guarantee amounts owed by reinsurers in respect of the Construction Program Group ("CPG") business issued prior to the closing of that transaction. If reinsurers fail to pay the reinsurance recoverables owed to VSC with respect to the property and casualty business (including with respect to CPG business) or do not pay on a timely basis, we will be responsible for these amounts. In conjunction with the sale of our remaining property and casualty insurance underwriting operations, scheduled to be completed by mid 2009, the buyer will assume the responsibility if the reinsurers fail to pay the reinsurance recoverables owed to VSC with respect to the property and casualty business, including with respect to CPG insurers.

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

        Through our merger with Benfield, we acquired two variable interest entities that we consolidate, Globe Re Limited ("Globe Re") and Juniperus Insurance Opportunities Fund Limited ("Juniperus"), because we are the primary beneficiary. Globe Re is a limited-life special purpose vehicle which provides for reinsurance coverage for U.S. catastrophic risk, such as wind (hurricanes) or earthquakes. The portfolio has a 50% concentration of risks in Florida. Juniperus invests its equity in a limited liability company that invests 77% of its assets in collateralized reinsurance transactions through collateralized swaps with a reinsurance company, and the remaining assets in instruments such as catastrophe bonds, industry loss warrants and insurer or reinsurer sidecar debt and equity arrangements. If a disaster such as U.S. wind damage, which accounts for approximately 80% of the coverage occurs, we could lose our equity investment in Globe Re of approximately $20 million. In addition, if the counterparty bank which we have a total return swap with defaults, we could also lose our equity investment. For Juniperus, if a disaster such as wind, earthquakes or other named catastrophe occurs, we could lose some or all of our equity investment of approximately $55 million.

        As part of the Benfield merger, Aon acquired Benfield's $5 million equity stakes in certain Florida-domiciled homeowner insurance companies. Benfield's subsidiaries maintain ongoing agreements to provide modeling, actuarial, and consulting services to these insurance companies. These firms' financial results could be adversely affected if assumptions used in establishing their underwriting reserves differ from actual experience. Reserve estimates represent informed judgments based on currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause estimates to vary. Additionally, a natural disaster occurring in Florida could increase the incidence or severity of E&O claims relating to these existing service agreements.

  In connection with the implementation of our corporate strategy, we face certain risks associated with the acquisition or disposition of businesses.

        In pursuing our corporate strategy, we may acquire other businesses, or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms and ultimately complete such transactions. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including revenue growth, operational efficiencies or expected synergies. In addition, we may not be able to integrate acquisitions successfully into our existing business, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

  Significant adjustments may occur to previously recognized tax assets and liabilities.

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

  The anticipated benefits from the merger with Benfield may not be realized.

        The success of the merger with Benfield will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Aon and Benfield including, among other things, synergies, cost savings and operating efficiencies. Although we expect to achieve the anticipated benefits of the merger, no assurance can be given that we will successfully combine the businesses of Aon and Benfield and that these anticipated benefits will actually be achieved because achieving such benefits is subject to a number of uncertainties. Additionally, the elimination of duplicative costs may not be possible or may take longer than anticipated, and the benefits from the merger may be offset by costs incurred or delays in integrating Benfield with Aon. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all, or may take longer to realize than expected. If we fail to realize all or some of the benefits we anticipate from the acquisition or if we fail to realize those benefits in the anticipated time period, our results of operations may be adversely affected.

  The integration of Benfield may not be successful.

        We may be unable to effectively integrate Benfield with our operations, which would result in fewer benefits from the merger than are currently anticipated, as well as increased costs. The merger involves numerous integration and other risks, including:

  •
  potential difficulties in the assimilation of operations, services, products and personnel;

  •
  potential loss of customers, vendors and other business partners;

  •
  the diversion of management's attention from other business concerns;

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

        If the integration is not successful, we may not be able to achieve expected results and our business, financial condition and results of operations may be adversely affected. We cannot give any assurance that Benfield will be successfully or cost-effectively integrated into our operations.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Aon has offices in various locations throughout the world. Substantially all of our offices are located in leased premises. The Company's executive offices occupy approximately 415,000 square feet at 200 E. Randolph Street, Chicago, Illinois, under an operating lease agreement that expires in 2013. There are two five-year renewal options at current market rates.

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

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 17, "Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Our executive officers are regularly elected by our Board of Directors at the annual meeting of the Board which is held following each annual meeting of our stockholders. Our executive officers were elected to their current positions on May 16, 2008 to serve until the meeting of the Board following the annual meeting of stockholders to be held on May 15, 2009. The information presented for executive officers, including with respect to ages and positions held, is shown as of December 31, 2008, unless otherwise noted.

Name	Age	Position
Gregory C. Case	46	President and Chief Executive Officer. Mr. Case became Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice.
Christa Davies	37

Executive Vice President and Chief Financial Officer. Ms. Davies became Executive Vice President — Global Finance in November 2007. In March 2008, Ms. Davies assumed the additional role of Chief Financial Officer. Prior to joining Aon, Ms. Davies served for 5 years in various capacities at Microsoft Corporation, most recently serving as Chief Financial Officer of the Platform and Services Division. Before joining Microsoft in 2002, Ms. Davies served at ninemsn, an Australian joint venture with Microsoft.

Gregory J. Besio	51

Executive Vice President, Chief Administrative Officer and Head of Global Strategy. Mr. Besio currently serves as Executive Vice President, Chief Administrative Officer and Head of Global Strategy of Aon. Prior to joining Aon in May 2007, Mr. Besio was a Corporate Vice President and Head of Corporate Strategy at Motorola. Prior to joining Motorola, he was a Partner at McKinsey & Company from 1996 to 2003.

D. Cameron Findlay	49

Executive Vice President and General Counsel. Mr. Findlay became Executive Vice President and General Counsel in August 2003. Prior to joining Aon, Mr. Findlay served as the U.S. Deputy Secretary of Labor. Before joining the Labor Department in June 2001, Mr. Findlay was a partner at the law firm now known as Sidley Austin LLP.

Stephen P. McGill	50

Chairman and Chief Executive Officer, Aon Risk Services. Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, which is now part of Aon Global, and was named Chief Executive Officer of Aon Risk Services Americas in January 2006 and Chief Executive Officer of Aon Global in January 2007 prior to being named to his current position in February 2008. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.

Name	Age	Position
Ted T. Devine	45

Executive Vice President; President, Aon Risk Services. Mr. Devine joined Aon in May 2005 as Executive Vice President and Head of Corporate Strategy in May 2005, and was appointed President of Aon Risk Services in February 2008. Prior to joining Aon, Mr. Devine worked at McKinsey & Company for 12 years, most recently serving as a director in the firm's Chicago office and leader of the firm's North American Insurance Practice and North American Insurance Operations and Technology efforts.

Andrew M. Appel	44

Chief Executive Officer, Aon Re Global, Inc.; Chairman, Aon Consulting Worldwide, Inc. Mr. Appel became Chief Executive Officer of Aon Consulting Worldwide, Inc. in July 2005, and served in this capacity until March 2008, when he was named Chief Executive Officer of Aon Re Global, Inc. and Chairman of Aon Consulting Worldwide, Inc. Mr. Appel joined Aon from McKinsey & Company, where he was a senior partner in the firm's Financial Services and Technology practices.

Baljit Dail	42

Chief Executive Officer, Aon Consulting Worldwide, Inc.; Chief Operating Officer, Aon Re Global, Inc. Mr. Dail joined Aon in 2005 as Chief Information Officer. In March 2008, Mr. Dail was named co-Chief Executive Officer of Aon Consulting Worldwide, Inc., and in November 2008, Chief Operating Officer of Aon Re Global, Inc. Mr. Dail joined Aon from McKinsey & Company, where he was a partner working in a number of industries, including finance, retail, insurance, telecommunications and technology.

Kathryn Hayley	50

Chief Executive Officer, Aon Consulting Worldwide, Inc. Ms. Hayley joined Aon in June 2006 as Chief Executive Officer of Aon Consulting — U.S., and was named co-Chief Executive Officer of Aon Consulting Worldwide, Inc. in March 2008. Prior to joining Aon, Ms. Hayley spent 21 years at Deloitte Consulting serving in numerous leadership positions.

Bernard Fung	55

Chief Executive Officer, Aon Asia Pacific. Mr. Fung was named Chief Executive Officer, Aon Asia Pacific, in May 2007. Mr. Fung joined Aon in 1997, and has served Aon in several capacities, including Chief Executive Officer of Aon Asia Limited.

Peter Harmer	48

Chief Executive Officer, United Kingdom. Mr. Harmer became Chief Executive Officer, United Kingdom in January 2007. Mr. Harmer previously served as Chief Executive Officer of Aon Holdings Australia since 2000.

Jeremy G.O. Farmer	59

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Aon's common stock, par value $1.00 per share, is traded on the New York Stock Exchange. We hereby incorporate by reference the "Dividends paid per share" and "Price range" data in Note 19 "Quarterly Financial Data" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        Aon had 10,331 holders of record of its common stock as of January 30, 2009.

        We hereby incorporate by reference Note 12, "Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/08 - 10/31/08	—	$—	—	$854,412,169
11/1/08 - 11/30/08	—	—	—	854,412,169
12/1/08 - 12/31/08	—	—	—	854,412,169

	—	$—	—

        On November 3, 2005, the Company announced that its Board of Directors had authorized the repurchase of up to $1 billion of Aon's common stock. On November 20, 2006, the Company announced that its Board of Directors had increased the authorized share repurchase program to $2 billion. On December 17, 2007, the Company announced that its Board of Directors had increased the authorized share repurchase program to $4.6 billion. Shares may be repurchased through the open market or in privately negotiated transactions. Through December 31, 2008, the Company has repurchased 90.8 million shares of common stock at an average price (excluding commissions) of $41.26 per share for an aggregate purchase price of $3,746 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchase under the program is $854 million, with no termination date.

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 of this report and is incorporated herein by reference.

Stock Performance Graph

        The following performance graph shows the annual cumulative stockholder return for the five years ended December 31, 2008, on an assumed investment of $100 on December 31, 2003, in Aon, the Standard & Poor's S&P 500 Stock Index and an index of peer group companies.

        The peer group returns are weighted by market capitalization at the beginning of each year. The peer group index reflects the performance of the following peer group companies which are, taken as a whole, in the same industry or which have similar lines of business as Aon: AFLAC Incorporated; Arthur J. Gallagher & Co.; Marsh & McLennan Companies, Inc.; Brown & Brown, Inc.; Unum Provident Corporation; Watson Wyatt & Company Holdings; and Willis Group Holdings Limited. The performance graph assumes that the value of the investment of shares of our Common Stock and the peer group index was allocated pro rata among the peer group companies according to their respective market capitalizations, and that all dividends were reinvested.

	2003	2004	2005	2006	2007	2008
Aon Corporation	100.00	102.13	157.57	157.52	215.80	209.51
S&P 500	100.00	110.85	116.28	134.50	141.79	89.33
Peer Group	100.00	95.87	105.30	105.88	117.53	95.78

        The graph and other information furnished in the section titled "Stock Performance Graph" under this Part II, Item 5 shall not be deemed to be "soliciting" material or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.    Selected Financial Data.

(millions, except stockholders, employees and per share data)	2008	2007	2006	2005	2004

Income Statement Data
Commissions, fees and other	$7,366	$7,066	$6,557	$6,345	$6,589
Investment income	265	293	213	130	153

Total revenue	$7,631	$7,359	$6,770	$6,475	$6,742

Income from continuing operations	$621	$662	$489	$402	$336
Discontinued operations	841	202	230	333	207
Cumulative effect of change in accounting principle, net of tax (1)	—	—	1	—	—

Net income	$1,462	$864	$720	$735	$543

Diluted Net Income Per Share
Continuing operations	$2.06	$2.07	$1.45	$1.20	$1.02
Discontinued operations	2.80	0.62	0.68	0.97	0.61
Cumulative effect of change in accounting principle (1)	—	—	—	—	—

Net income	$4.86	$2.69	$2.13	$2.17	$1.63
Basic Net Income Per Share
Continuing operations	$2.18	$2.23	$1.54	$1.24	$1.05
Discontinued operations	2.94	0.67	0.73	1.03	0.64
Cumulative effect of change in accounting principle (1)	—	—	—	—	—

Net income	$5.12	$2.90	$2.27	$2.27	$1.69

Balance Sheet Data
Intangible assets	$6,416	$5,119	$4,646	$4,218	$4,706
Total assets	22,940	24,929	24,384	27,832	28,346
Long-term debt	1,872	1,893	2,243	2,105	2,115
Stockholders' equity	5,310	6,221	5,218	5,317	5,103

Common Stock and Other Data
Dividends paid per share	$0.60	$0.60	$0.60	$0.60	$0.60
Price range	50.00-32.83	51.32-34.30	42.76-31.01	37.14-20.65	29.40-18.17
At year-end:
Stockholders' equity per share	$19.54	$20.42	$17.42	$16.56	$16.16
Market price	$45.68	$47.69	$35.34	$35.95	$23.86
Common stockholders	9,089	9,437	10,013	10,523	11,291
Shares outstanding	271.8	304.6	299.6	321.2	316.8
Number of employees	37,700	42,500	43,100	46,600	47,900

(1)
Adoption of FASB Statement No. 123(R), "Share-Based Payments," effective January 1, 2006, net of tax.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This Management's Discussion and Analysis is organized as follows:

I.	OVERVIEW
Key Drivers of Financial Performance
Executive Summary of 2008 Financial Results
II.	KEY RECENT EVENTS
Acquisitions and Divestitures
Restructuring Initiatives
Stock Repurchase Program
III.	CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Restructuring
Pensions
Contingencies
Intangible Assets
Share-based Payments
Income Taxes
Policy Liabilities
IV.	REVIEW OF CONSOLIDATED RESULTS
General
Summary Results for 2006 through 2008
Consolidated Results for 2008 Compared to 2007
Consolidated Results for 2007 Compared to 2006
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

  •
  fluctuations in foreign exchange rates,

  •
  expense management, and

  •
  employee retention.

        As more fully discussed below in "Key Recent Events," in November 2008 we completed the merger with Benfield Group Limited ("Benfield"), a leading independent reinsurance intermediary. Combining the Benfield operations with our existing and complementary reinsurance operations will allow Aon to offer clients an integrated set of risk management products and services, including treaty and facultative reinsurance, innovative risk capital management and related advisory services.

Liquidity

        Liquidity is derived from cash flows from our businesses, excluding funds held on behalf of clients, and from financing. We use liquidity to:

  •
  fund acquisitions and pension obligations,

  •
  repurchase shares,

  •
  repay debt,

  •
  pay dividends to our stockholders, and

  •
  pay for capital expenditures.

        Because we are a holding company, our subsidiaries may not have available cash to pay us dividends. Our access to cash generated from operations outside the U.S. may be affected by tax considerations and by pension funding requirements in our international pension plans.

Executive Summary of 2008 Financial Results

        The insurance industry continued to experience a soft market, characterized by reduced premium rates, throughout 2008. In the second half of the year, the disruption in the global credit markets, the repricing of credit risk and the deterioration of the financial markets have created increasingly difficult conditions for financial institutions, including those in the insurance industry. Despite this difficult market environment, we grew the business organically, took further steps to streamline our product portfolio around our core businesses while reducing capital requirements, and improved the financial flexibility of our balance sheet.

        Organic growth in 2008 was 2%, with growth in both our Risk and Insurance Brokerage Services (2%) and Consulting (3%) segments. We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, investment income, reimbursable expenses and unusual items from reported revenues.

        Our consolidated pretax margins from continuing operations declined from 13.7% in 2007 to 11.3% in 2008 driven principally by higher restructuring charges relating to our 2007 restructuring program that we announced in October 2007. We incurred $254 million of restructuring charges in 2008 compared with $85 million in 2007. Restructuring costs in 2007 included $39 million related to our 2005 restructuring program, which has been completed.

        The following is a summary of our 2008 financial results:

  •
  Our revenues from continuing operations increased $272 million or 4% overall. More specifically:

  •
  Risk and Insurance Brokerage Services revenue increased $273 million or 5%, and

  •
  Consulting revenue increased $6 million, which was essentially even with last year.

  •
  Operating expenses increased 6% in 2008 due primarily to higher restructuring costs, unfavorable foreign exchange and higher compensation costs, partially offset by the savings related to our restructuring programs.

  •
  Income from continuing operations decreased $41 million in 2008 to $621 million, as higher costs, especially restructuring expenses, more than offset higher revenue and a lower tax rate.

  •
  Diluted earnings per share from continuing operations were $2.06 in 2008, essentially even with 2007's $2.07 per share. The one cent decline was driven by lower net income, mostly offset by lower diluted shares outstanding resulting from our stock repurchase program, and a lower effective tax rate.

  •
  We completed the sale of our Combined Insurance Company of America ("CICA") and Sterling Insurance Company ("Sterling") subsidiaries. We recognized a pretax gain on the sales of approximately $1.4 billion. We received $2,866 million in cash for these operations, after final adjustments. In addition, we received a one-time dividend of $325 million from CICA prior to the close of the transaction. As a result of the gains recognized on these sales, net income in 2008 was $1,462 million, an increase of 69% from $864 million in 2007.

  •
  We utilized the funds received from the sales of CICA and Sterling to increase the volume of share repurchases early in the year. During 2008, we repurchased approximately 42.6 million shares at a cost of $1.9 billion. Share repurchases were halted in August in anticipation of the merger with Benfield.

  •
  Beginning in the third quarter 2007, we began a new global restructuring effort. This restructuring program is estimated to result in cumulative pretax charges totaling approximately $550 million. As a result of this effort, we:

  –
  incurred $251 million in 2008 for workforce reduction and lease consolidation costs, asset impairments and other associated costs, and

  –
  expect these efforts to reduce annual costs from our continuing operations by approximately $370 million by 2010 before any potential reinvestment of savings.

        In August 2008, we announced that we had entered into an agreement to merge with Benfield. In November 2008, we completed the transaction, paying Benfield shareholders £3.50 per common share and £2.80 per preferred share ($1,281 million). We also acquired cash and assumed debt in the transaction. A portion of the cash acquired is restricted as to its use for general corporate purposes. We also announced in the fourth quarter a global restructuring plan in conjunction with the merger. The restructuring plan, which will continue through the end of 2011, is intended to integrate and streamline operations across the combined Aon Benfield organization. We estimate that this plan will result in cumulative costs totaling approximately $185 million over a three-year period, and that approximately $104 million of the costs will be included in the purchase price allocation with the remainder being recorded in operations in future periods.

        All of our financial information reflects the application of critical accounting policies, estimates, assumptions and judgments, as discussed below under "Critical Accounting Policies and Estimates."

        These items are discussed further in the remainder of this Management's Discussion and Analysis.

KEY RECENT EVENTS

Acquisitions and Divestitures

        In August 2008, we announced that we had entered into an agreement to merge with Benfield, a leading independent reinsurance intermediary. The merger was completed in November 2008. We funded the transaction through cash on hand. We intend to integrate the Benfield business with our existing reinsurance operations (Aon Re Global) and operate the division globally under the newly created Aon Benfield brand. See Note 5 to the consolidated financial statements, "Business Combinations" for further information.

        In addition to Benfield, we purchased 30 companies during 2008, primarily related to our Risk and Insurance Brokerage operations, for an aggregate amount of $105 million. Among the other companies purchased, in early 2008 we agreed to buy substantially all of A. J. Gallagher's U.S. and U.K. reinsurance brokerage business for $30 million in cash, plus an additional payment based on revenue produced by the acquired businesses in the first year after the deal closed. This transaction gives us a larger presence as a reinsurance broker for accident, health and life insurance in the U.S., and for accident and specialty casualty and financial institutions insurance in the U.K.

        In January 2009, we reached a definitive agreement to sell our FFG Insurance Company ("FFG"), Atlanta International Insurance Company ("AIIC") and Citadel Insurance Company ("Citadel") (together the "P&C operations") to National Indemnity Company. FFG and Citadel were property and casualty insurance operations that were in runoff and had been previously included in unallocated income and expense. Operating results for these units have been reclassified to discontinued operations for all periods presented. AIIC was a unit of Alexander & Alexander Services, Inc. ("A&A") which was placed in run-off in 1985 when A&A discontinued its property and casualty insurance underwriting operations. At the time of our acquisition of A&A in 1997, we placed the operations of AIIC, among other run-off units still operated by A&A, into discontinued operations. The sale is subject to various closing conditions and is expected to be completed in the first half of 2009. We estimate that we will incur a pretax loss of approximately $191 million on the sale of these operations, which has been recorded in 2008 in discontinued operations.

        In October 2008, we reached a definitive agreement to sell AIS Management Corporation ("AIS"), a broker for non-standard personal lines automobile coverage, which was previously included in our Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for approximately $120 million in cash, plus a potential earn-out of up to $35 million, payable over the two years following the completion of the agreement. The sale was completed in early first quarter 2009. AIS's operating results are included in discontinued operations for all periods presented. We expect to record a pretax gain from the sale of AIS in the first quarter 2009 of approximately $85 million.

        In December 2007, we announced that we signed definitive agreements to sell our CICA and Sterling subsidiaries. These two subsidiaries were previously included in an Insurance Underwriting segment. Both of these transactions were completed on April 1, 2008. In more detail:

  •
  CICA was sold to ACE Limited for cash consideration of $2,525 million, after final adjustments. We also received a one-time dividend of $325 million from CICA prior to the close of the transaction.

  •
  Sterling was sold to Munich Re Group for cash consideration of $341 million, after final adjustments.

        We have included CICA and Sterling's operating results through the date of sale in discontinued operations. We recorded a pretax gain on these sales of approximately $1.4 billion.

        Over the last three years, we have sold the following additional businesses that are also included in discontinued operations:

  •
  Aon Warranty Group ("AWG") and its worldwide warranty and credit operations, which were previously included in the Insurance Underwriting segment, and

  •
  Construction Program Group ("CPG"), a managing general underwriter whose policies were underwritten by Aon's property and casualty operation, which was previously included in both the Risk and Insurance Brokerage Services and Insurance Underwriting segments.

        Results of the businesses included in discontinued operations are as follows (in millions):

Years ended December 31,	2008	2007	2006

Revenues	$775	$2,614	$3,541

Pretax income (loss):
Operations	$56	$340	$308
Sale	1,200	(10)	46

Total	$1,256	$330	$354

After-tax income:
Operations	$30	$199	$221
Sale	811	3	9

Total	$841	$202	$230

        In December 2008, we signed a definitive agreement to sell the U.S. operations of our premium finance business (Cananwill) to AFCO Credit Corporation. This sale did not qualify as a discontinued operation because we will have a continuing interest in the operations after the sale, and thus Cananwill's results continue to be included in the Risk and Insurance Brokerage Services segment. This transaction was completed in February 2009. We recorded a preliminary loss on the sale of this business of approximately $5 million in 2008. In connection with Aon's sale of its U.S. premium finance business, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, estimated at closing to be approximately $745 million, if losses exceed the historical credit loss reserve for the business. Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender's right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier. In addition, we may receive up to $10 million from the buyer over the next two years based on the amount of insurance premiums and related obligations financed by the buyer over such period that are generated from certain of Cananwill's producers.

        We also sold other, smaller operations during 2008. We recognized a pretax gain of $4 million on these dispositions, which is included in our income from continuing operations.

        In 2007, we sold the following businesses that remained in our continuing operating results:

  •
  Media Professionals, Inc. and two other, smaller operations, which were included in the Risk and Insurance Brokerage Services segment. We recognized total pretax gains of $32 million on these sales.

  •
  25% of our Botswana subsidiary, which is included in the Risk and Insurance Brokerage Services segment. A pretax gain of $4 million was recognized on the sale.

        See Note 7 to the consolidated financial statements, "Disposal of Operations," for further information.

Restructuring Initiatives

Aon Benfield Restructuring Plan

        In fourth quarter 2008, we announced a global restructuring plan ("Aon Benfield Plan") in conjunction with our merger with Benfield. The restructuring plan, which will continue through the end of 2011, is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 500 to 700 job eliminations. Additionally, duplicate space and assets will be abandoned. We estimate that this plan will result in cumulative costs totaling approximately $185 million over a three-year period, and that approximately $104 million of the costs will be included in the purchase price allocation with the remainder being recorded in operations in future periods.

        The following is a summary of the restructuring costs related to the Aon Benfield Plan and our estimate of the amounts that will be included in the purchase price allocation and our ongoing operations (in millions):

	Purchase Price Allocation	Estimated Expense in Operations	Total

Workforce reduction	$74	$52	$126
Lease consolidation	28	21	49
Asset impairments	—	8	8
Other costs	2	—	2

Total	$104	$81	$185

        The restructuring plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $33-41 million in 2009, $84-94 million in 2010 and $122 million in 2011. All of the components of the restructuring plan are not finalized and actual savings, total costs and timing may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and to foreign exchange rates.

2007 Restructuring Plan

        In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients ("2007 Plan"). The three-year plan has evolved as new opportunities have been identified and existing initiatives have been finalized. We estimate that the 2007 Plan will result in cumulative pretax charges totaling approximately $550 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. We recorded approximately $251 million and $46 million of restructuring and related expenses in 2008 and 2007, respectively, and expect the remaining restructuring and related expenses to affect operations through the end of 2009.

        The 2007 Plan includes an estimated 3,900 job eliminations beginning in the third quarter of 2007 and continuing into 2009. Through the end of 2008, 1,400 job eliminations have occurred. We also expect to close or consolidate several offices resulting in sublease losses or lease buy-outs. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying consolidated statements of income.

        The following table summarizes the 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative (in millions):

	Actual

	2007	2008	Incurred to Date	Estimated Total (1)

Workforce reduction	$17	$166	$183	$330
Lease consolidation	22	38	60	134
Asset impairments	4	18	22	45
Other costs associated with restructuring	3	29	32	41

Total restructuring and related expenses	$46	$251	$297	$550

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

        The following table summarizes actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment (in millions):

	Actual

	2007	2008	Incurred to Date	Estimated Total

Risk and Insurance Brokerage Services	$41	$234	$275	$503
Consulting	5	17	22	47

Total restructuring and related expenses	$46	$251	$297	$550

Stock Repurchase Program

        In November 2005, our Board of Directors authorized the repurchase of up to $1 billion of Aon's common stock. In November 2006, the Board increased that amount to $2 billion. In December 2007, the Board increased the authorization amount to $4.6 billion. We may repurchase shares using available capital through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions. Any repurchased shares will be available for employee stock plans and for other corporate purposes. During second quarter 2008, we increased the volume of shares repurchased, as we began to use the proceeds received from the sales of CICA and Sterling. Share repurchases were halted in August in anticipation of the Benfield merger. Our remaining authorized amount for stock repurchases under the program is $854 million. Because of the current volatility in both the financial markets and the broader economy, the timing for completion of the program is uncertain.

        In 2008, we repurchased 42.6 million shares at a cost of $1.9 billion. Since the program began, we have repurchased 90.8 million shares at a cost of $3.7 billion. Of the shares repurchased since the program's inception, we have reissued approximately 23.3 million shares for stock options, stock awards, and other benefit plans.

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

        In accordance with our policies, we:

  •
  regularly evaluate our estimates, assumptions and judgments, including those concerning restructuring, pensions, contingencies, intangible assets, share-based payments, income taxes and policy liabilities.

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

Restructuring

        Restructuring costs that meet certain criteria are included in the purchase price allocation when related to an acquisition, or are expensed as incurred in accordance with FASB Statement No. 112, Employers Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 applies to one-time workforce reduction benefits and requires companies to use Statement No. 112 when severance is paid under an ongoing severance policy. Lease consolidation costs, asset impairments and other costs associated with restructuring are accounted for under Statement No. 146 and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

Lease consolidation costs

        Where we have provided notice of cancellation pursuant to a lease agreement or abandoned space and have no intention of reoccupying it, we recognize a loss. The loss reflects our best estimate of the net present value of the future cash flows associated with the lease at the date we vacate the property or sign a sublease arrangement. To determine the loss, we estimate sublease income based on current market quotes for similar properties. When we finalize definitive agreements with the sublessee, we adjust our sublease losses for actual outcomes.

Fair value concepts of severance arrangements and sublease losses

        Accounting guidance requires that our exit and disposal accruals reflect the fair value of the liability. Where material, we discount the lease loss calculations to arrive at their net present value.

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

Aon Benfield restructuring

        We have developed a restructuring plan related to our acquisition of Benfield ("Aon Benfield Plan"). The Aon Benfield Plan is accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, and includes reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities and as part of the cost of the acquisition, we established liabilities, primarily for severance and excess facilities. As required by EITF Issue No. 95-3, we will finalize our restructuring plans no later than one year from the date of the acquisition. Upon finalization of the restructuring plans or settlement of obligations for less than the expected amount, any excess liabilities will be reversed with a corresponding decrease in goodwill.

Pensions

        We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the United States (U.S.), the United Kingdom (U.K.), the Netherlands and Canada.

Significant changes to pension plans

        Our U.S. pension plans were closed to new entrants in 2004. In 2007, we began determining future pension benefits using a "career average pay" formula rather than the prior "final average pay" formula. Effective April 1, 2009, the Company will cease crediting future benefits relating to salary and service. As a result, we will recognize a curtailment gain of approximately $83 million in 2009. Our U.K. pension plans are also closed to new entrants. In 2007, future benefit accruals relating to salary and service ceased in the U.K. plans.

Market-related value of assets

        The U.S. pension plans use the market-related value of assets to determine expected return on assets.

        As of year-end 2008:

  •
  the market-related value of pension assets does not yet reflect accumulated asset losses of $217 million. These losses will increase pension expense as they are graded into the market-related asset value and may be offset by future asset gains. We recognize 20% of the asset gain or loss in the current year's market-related value, with the remaining 80% spread over the next four years.

  •
  we reported a fair value of pension assets of $1,087 million, while market-related value of assets is $1,304 million.

        Our plans in the U.K., the Netherlands and Canada use fair value to determine expected return on assets.

Recognition of gains and losses and prior service

        In accordance with FASB Statement No. 87 Employers' Accounting for Pensions, we defer recognition of gains and losses that arise from events such as changes in the discount rate and actuarial assumptions, actual demographic experience and asset performance.

        Unrecognized gains and losses are amortized as a component of pension expense based on the average expected future service of active employees for our plans in the Netherlands and Canada, or the average life expectancy of the U.S. and U.K. plan members. Prior to the U.S. plan amendment to cease crediting future benefits relating to salary and service, we amortized unrecognized gains and losses for the U.S. plan based on the average future service of active employees. After the adoption of this amendment, unrecognized gains and losses for the U.S. plan will be based on the average life expectancy of plan members. We amortize prior service costs or credits which arise as a result of plan changes over a period based on the average expected future service of active employees in the plans at the time the prior service costs or credits were established.

        As of December 31, 2008, the pension plans have deferred losses that have not yet been recognized through income in the financial statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation ("PBO"). To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        The following table discloses our combined experience loss, prior service costs or credits, the number of years that we are amortizing the experience loss over, and the estimated 2009 amortization by each plan (amounts in millions):

	U.S.	U.K.	The Netherlands	Canada

Combined experience loss	$1,146	$1,081	$162	$61
Prior service costs (credits)	($84)	$—	$—	$3
Amortization period (years)	27	33	12	11
Estimated 2009 amortization of loss	$32	$24	$10	$4
Estimated 2009 amortization of prior service cost (credit)	($1)	$—	$—	$1

The U.S. amount includes the impact of ceasing benefits relating to salary and service to U.S. participants, effective April 1, 2009.

Rate of return on plan assets and asset allocation

        The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix:

	U.S.	U.K.	The Netherlands	Canada

Expected return (total)	8.70%	6.90%	5.48%	7.00%
Target equity (1)	80%	53%	35%	70%
Target fixed income	20%	47%	65%	30%
Expected return-equity (1)	9.6%	8.9%	7.3%	7.6%
Expected return-fixed income	4.9%	4.7%	4.5%	5.6%

(1)
Includes investments in infrastructure, real estate, limited partnerships and hedge funds.

        We base our U.S. expected long-term return on capital market expectations for various asset classes. U.S. equities and fixed income expectations are estimated using a theoretical Capital Asset Pricing ("CAP") Model. The CAP Model for equities included three factors:

  •
  Current dividend yield (2.8%)

  •
  Corporate earnings nominal growth (6.3%)

  •
  P/E ratio repricing (0.0%).

        A fixed income expectation factor of 4.9% included the then-current 10-year U.S. Treasury Note yields and simulations of future yields based on expected inflation and other factors. We based:

  •
  other asset class expectations on risk premiums relative to U.S. equities and fixed income expected returns, and

  •
  estimates of volatilities and correlations among asset classes on historical data.

        The actual allocation at December 31, 2008 was 67% equities and 33% fixed income securities.

        In determining the expected rate of return for the U.K., Netherlands and Canadian plans, we analyzed investment community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans. We:

  •
  consider historical performance data by asset class over long periods, and

  •
  weight the expected returns for each asset class by target asset allocations of the plans.

        Generally, the U.K. plans' trustees determine the investment policy for each plan. Because there are several pension plans maintained in the U.K., our target allocation represents a weighted average of the target allocation of each plan. Further, target allocations are subject to change.

        In total, at the end of the 2008 valuation year, the U.K. plans were invested 50% in equities and 50% in fixed income securities. The Netherlands's plan was invested 29% in equities and 71% in fixed income securities. The Canadian plans were invested 64% in equities and 36% in fixed income securities.

Impact of changing economic assumptions

        Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.

        Holding all other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated liability discount rate would have on our estimated 2009 pension expense (in millions):

	Change in discount rate

Increase (Decrease) in expense	Increase	Decrease

U.S. plans	$(7)	$7
U.K. plans	(18)	18
The Netherlands plan	(8)	9
Canada plans	(3)	4

        Holding other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2009 pension expense (in millions):

	Change in long-term rate of return on plan assets

Increase (Decrease) in expense	Increase	Decrease

U.S. plans	$(13)	$13
U.K. plans	(25)	25
The Netherlands plan	(4)	4
Canada plans	(2)	2

Estimated future contributions

        We estimate contributions of approximately $400 million in 2009, and we are continuing to pursue strategic alternatives to control volatility in the pension plans.

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

Intangible Assets

        Intangible assets represent the excess of cost over the value of net tangible assets of acquired businesses. We classify our intangible assets as either goodwill, trademarks, client lists, non-compete agreements, or other purchased intangibles. Our goodwill and other intangible balances at December 31, 2008 were $5,637 million and $779 million, respectively, compared to $4,915 million and $204 million, respectively, at December 31, 2007. The acquisition of Benfield in 2008 resulted in goodwill of $1,064 million and intangible assets of $583 million.

        Although goodwill is not amortized, we test it for impairment at least annually. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. We perform impairment reviews at the reporting unit level. If the fair value of a reporting unit is determined to be less than the carrying value of the reporting unit, we complete further analysis to determine whether there was an impairment loss. No further analysis was required in 2008 or 2007. We determine fair value based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Different estimates or assumptions could produce different results.

        We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that its carrying amount may not be recoverable.

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

Option Accounting

        In 2006, we adopted Statement No. 123(R), Share-Based Payments, and changed our method of valuation for stock options granted. Beginning in 2006, we moved to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model. Lattice-based option valuation models:

  •
  use a range of assumptions over the expected term of the options and

  •
  estimate expected volatilities based on the average of the historical volatility of Aon's stock price and the implied volatility of traded options on Aon's stock.

  Furthermore, we:

  •
  use historical data to estimate option exercise and employee terminations within the valuation model, differentiating between executives and key employees,

  •
  base the expected dividend yield assumption on our current dividend rate, and

  •
  base the risk-free rate for the contractual life of the option on the U.S. Treasury yield curve in effect at the time of grant.

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

Performance-Based Awards

        Beginning in 2006, executives and key employees may receive performance-based awards, which ultimately result in the receipt of RSUs, if the employee achieves his or her objectives. Such objectives may be made on a personal, group or company level. The RSUs may be immediately vested or have a future additional service period. Generally, our performance awards are fixed, which means we determine the fair value of the award at the grant date, estimate the number of shares to be delivered at the end of the performance period, and recognize the expense over the performance or vesting period, whichever is longer.

        These estimates take into account performance to date as well as the assessment of future performance. These assessments are made by management using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the expense recognized.

        The largest performance-based stock plan is the Leadership Performance Plan ("LPP"). The 2006 to 2008 performance period ended on December 31, 2008. The LPP has two ongoing performance periods: 2007 to 2009 and 2008 to 2010. A 10% upward adjustment in our estimated performance achievement percentage would have increased our current year's expense by approximately $1 million, while a 10% downward adjustment would have decreased our expense by approximately $3 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.

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

        In 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes which are recognized in a company's financial statements in accordance with Statement No. 109, and prescribes a recognition threshold and measurement of a tax position taken, or expected to be taken, in a company's tax return. As a result of our adoption of FIN 48, we did not record any adjustments to the liability for unrecognized tax benefits.

Policy Liabilities

        As disclosed earlier, we signed a definitive agreement in January 2009 to sell our P&C operations. Assets and liabilities of these operations are reported in our consolidated statement of financial position as assets and liabilities held-for-sale. Included in liabilities held-for-sale are loss reserves of $122 million and $114 million at December 31, 2008 and 2007, respectively, which represent our best estimate of unpaid claims and claims adjustment expenses for reported and unreported losses incurred as of the end of each accounting period. After the sale is closed, we will no longer have any obligation related to these claims and claims adjustment expenses. If these liabilities prove inadequate prior to the completion of the sale, we would be required to increase the reserves, which could hurt our results and financial condition.

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

  •
  judicial theories of liability, and

  •
  other factors.

        Many of these factors are not quantifiable in advance, and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments, and legislative changes, can cause our estimates to vary. The inherent uncertainty of estimating reserves is greater for certain types of liabilities, where the variables affecting the claims are subject to change and long periods of time may elapse before we can definitively determine liability. We periodically refine our reserve estimates as further losses are reported and settled and we continue to adjust the reserves as necessary when we change our estimates.

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

        Some tables in the segment discussions reconcile organic revenue growth percentages to the reported commissions, fees and other revenue growth percentages for the segments and subsegments. We disclose separately:

  •
  the impact of foreign currency, and

  •
  the impact from acquisitions, divestitures, transfer of business units, reimbursable expenses, and unusual items, which represent the most significant reconciling items.

Summary of Results for 2006 through 2008

        The consolidated results of continuing operations follow (in millions):

Years ended December 31,	2008	2007	2006

Revenue:
Commissions, fees and other	$7,366	$7,066	$6,557
Investment income	265	293	213

Total consolidated revenue	7,631	7,359	6,770

Expenses:
Compensation and benefits	4,581	4,341	4,172
Other general expenses	1,800	1,712	1,546
Depreciation and amortization	222	193	222

Total operating expenses	6,603	6,246	5,940

Operating income	1,028	1,113	830
Interest expense	126	138	129
Other expense (income)	39	(35)	(27)

Income from continuing operations before provision for income tax	$863	$1,010	$728

Pretax margin — continuing operations	11.3%	13.7%	10.8%

Consolidated Results for 2008 Compared to 2007

Revenue

        During 2008, compared to the prior year:

  •
  Commissions, fees and other increased $300 million or 4% driven primarily by organic growth of 2% and the impact of foreign exchange translation.

  •
  Investment income decreased $28 million or 10%, driven by:

  •
  lower non-liquidating distributions from our Private Equity Partnership Structure I, LLC ("PEPS I") investment of $29 million,

  •
  lower realized gains from the sale of investments compared to 2007, and

  •
  lower global interest rates.

        The decrease was partially offset by investment income on higher invested balances from selling CICA and Sterling.

        This chart shows consolidated revenue by geographic area (in millions):

Years ended December 31,	2008	% of Total	2007	% of Total	2006	% of Total

United States	$2,718	35%	$2,743	37%	$2,678	40%
Americas, other than U.S.	891	12	809	11	723	11
United Kingdom	1,249	16	1,305	18	1,172	17
Europe, Middle East & Africa	2,113	28	1,876	25	1,636	24
Asia Pacific	660	9	626	9	561	8

Total revenue	$7,631	100%	$7,359	100%	$6,770	100%

        We attribute revenues to geographic areas based on the location of the resources producing the revenues.

  •
  U.S.  revenue decreased $25 million or 1%, reflecting declines in U.S. retail operations due to a slowdown in private equity and commercial construction activity and soft market conditions, partially offset by growth in our affinity and reinsurance business.

  •
  Americas other than U.S.  revenue increased $82 million or 10%, due to strong organic growth in Latin America and the impact of foreign exchange rates.

  •
  United Kingdom revenue decreased $56 million or 4% driven by unfavorable foreign exchange, lower investment income and soft market conditions, partially offset by the impact of acquisitions.

  •
  Europe, Middle East & Africa revenue increased $237 million or 13% as a result of favorable foreign exchange, acquisitions and organic revenue growth, most notably in Italy, Spain, Africa and the Middle East, partially offset by lower investment income.

  •
  Asia Pacific revenue increased $34 million to $660 million, driven by organic revenue growth in most countries in Asia, along with favorable foreign exchange, which more than offset the impact of certain regulatory changes in Japan.

Expenses

        The increase in total operating expenses of $357 million or 6% from 2007 is driven by:

  •
  $240 million or 6% increase in compensation and benefits, reflecting the impact of higher restructuring charges, acquisitions, unfavorable foreign exchange, as well as higher salary and incentive costs, which more than offset significant restructuring savings.

  •
  $88 million or 5% increase in other general expenses, were driven by higher E&O expenses, costs related to anti-bribery investigations and compliance initiatives, and higher restructuring charges. The increase in costs was partially offset by foreign exchange transaction gains and one-time expenses in 2007 relating to the settlement of litigation for acquired employees in our U.K. reinsurance business and the resolution of a U.K. balance sheet reconciliation difference.

  •
  $29 million increase in depreciation and amortization due to increased amortization due to acquisitions along with restructuring-related impairments and higher software amortization.

        Interest expense declined $12 million, due primarily to the redemption of our 3.5% Senior Convertible Debentures during 2007.

        Other (income) expense was an expense of $39 million in 2008 versus income of $35 million in 2007. The higher expense was driven by costs associated with acquiring Benfield and lower net gains on sale of businesses.

Income from Continuing Operations before Provision for Income Tax

        Income from continuing operations before income taxes was $863 million, a 15% decrease from $1,010 million in 2007. The decrease was driven by higher restructuring costs, costs associated with acquiring Benfield, and expenses related to anti-bribery investigations and compliance initiatives, which more than offset organic growth in both our segments and the favorable impact of foreign exchange.

Provision for Income Taxes

        The effective tax rate on income from continuing operations was 28.0% in 2008 and 34.5% in 2007.

        Differences between the overall effective tax rate and the U.S. federal statutory rate are typically due to U.S. state income taxes and differences between U.S. and international tax rates. Changes in the mix between our U.S. and international pretax income directly affect our effective tax rates. In:

  •
  2008 and 2007, our effective tax rate also reflects the favorable resolution of tax examination issues, adjustments, and tax credits.

  •
  2008, our rate was reduced by changes in corporate tax rates in certain foreign countries, most notably in the U.K., which reduced the enacted corporate tax rate from 30% to 28%.

  •
  2007, the lower U.K. tax rate required us to remeasure our U.K. deferred tax assets using the new enacted tax rate, resulting in a one-time non-cash expense of $24 million.

        For a summary of these effects, please see the rate reconciliation provided in Note 11 to the consolidated financial statements.

Income from Continuing Operations

        In 2008, compared to 2007:

  •
  Income from continuing operations declined to $621 million ($2.06 diluted net income per share) from $662 million ($2.07 diluted net income per share). Currency fluctuations positively impacted our income from continuing operations in 2008 by $0.16 per diluted share when we translate last year's statement of income at this year's foreign exchange rates. 2007's income from continuing operations was positively impacted by $0.06 per diluted share.

  •
  Basic net income per share from continuing operations decreased to $2.18 in 2008 from $2.23 in 2007.

Discontinued Operations

        After-tax income from discontinued operations was:

  •
  $841 million in 2008 ($2.94 and $2.80 per basic and diluted net income per share, respectively). These results include the gain on the sale of our CICA and Sterling subsidiaries, the operations of CICA and Sterling for the first quarter of 2008, and the full year operations of AIS. These gains were offset in part by the estimated loss on sale of our remaining P&C operations.

  •
  $202 million in 2007 ($0.67 and $0.62 per basic and diluted income per share, respectively). Last year's results were mainly due to a full year of operations for CICA and Sterling.

        Revenue from discontinued operations decreased to $775 million in 2008 from $2.6 billion in 2007 as only one quarter of CICA and Sterling was included in 2008, versus a full year in 2007. After-tax income from discontinued operations increased $639 million to $841 million, driven by:

  •
  the gain on the sale of CICA and Sterling ($935 million), partially offset by only one quarter of operations in 2008 for CICA and Sterling versus a full year in 2007 ($150 million) and

  •
  the estimated loss on the sale of the P&C operations ($116 million). The sale of these operations eliminates any future exposure to the run-off of the P&C operations.

        See Note 7 to the consolidated financial statements, "Disposal of Operations," for further information.

Consolidated Results for 2007 Compared to 2006

Revenue

        In 2007, compared to the prior year:

  •
  Commissions, fees and other increased $509 million or 8% driven primarily by the impact of changes in foreign exchange rates and organic revenue growth of 2%.

  •
  Investment income increased $80 million or 38%. The increase was driven by

    —    non-liquidating distributions from our PEPS I investment of $61 million,

    —    $14 million of realized losses on our Endurance warrants in 2006,

    —    realized gains from the sale of investments, and

    —    higher interest rates on our investment portfolio.

        These increases were partially offset by a $35 million gain recognized in 2006 in connection with the contribution of our preferred stock investment in Scandent, received from the sale of our Cambridge operation, to one of our U.K. pension plans.

        By geography:

  •
  U.S. revenue increased $65 million or 2%, reflecting growth in our retail business and affinity operations, partially offset by a soft reinsurance market and lower investment gains attributable to the gain recognized in 2006 on the contribution of our Scandent preferred stock.

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

  •
  Asia Pacific revenue increased $65 million to $626 million, driven by favorable foreign exchange and organic revenue growth in most Asian countries, which more than offset softness in Australia and the impact of certain regulatory changes in Japan.

Expenses

        The $306 million or 5% increase in operating expenses versus 2006 is driven by:

  •
  $169 million or 4% increase in compensation and benefits, reflecting $189 million of unfavorable foreign exchange as well as higher salary and incentive costs, which more than offset significant pension savings, lower restructuring costs and the benefits of the 2005 restructuring program. Reduced pension expense was due primarily to plan amendments in the U.S. and U.K.

  •
  $166 million or 11% increase in other general expenses, reflecting unfavorable foreign exchange, the impact of acquisitions and the settlement of litigation in early 2007 for acquired employees in our U.K. reinsurance business.

  •
  $29 million decrease in depreciation and amortization due to lower write-offs and a lower depreciable base than the prior year.

        Interest expense rose $9 million as a result of higher interest rates and foreign exchange translation.

        Other income increased $8 million, resulting from the gain on sale of businesses in 2007 partially offset by the gain on the 2006 sale of our building in Spain.

Income from Continuing Operations before Provision for Income Tax

        Income from continuing operations was $1,010 million, a 39% increase from $728 million in 2006. The increase was driven by improved profitability in our brokerage and consulting segments and distributions from our PEPS I investment.

Provision for Income Taxes

        The effective tax rate on income from continuing operations was 34.5% in 2007 and 32.8% in 2006. In 2007 and 2006, our effective tax rate reflects the favorable resolution of tax examination issues, adjustments, and tax credits. In addition, our 2007 rate was impacted by changes in corporate tax rates in certain foreign countries, most notably in the United Kingdom, which decreased the enacted corporate tax rate from 30% to 28%. We had to remeasure our U.K. deferred tax assets using the new enacted tax rate, resulting in a one-time non-cash expense of $24 million.

Income from Continuing Operations

        In 2007, compared to 2006:

  •
  Income from continuing operations rose to $662 million ($2.07 diluted net income per share) from $489 million ($1.45 diluted net income per share). Currency fluctuations positively impacted our income from continuing operations in 2007 by $0.06 per diluted share, when we translate last year's statement of income at this year's exchange rates. 2006's income from continuing operations was negatively impacted by $0.04 per diluted share.

  •
  Basic net income per share from continuing operations increased to $2.23 from $1.54.

Discontinued Operations

        After-tax income from discontinued operations was:

  •
  $202 million in 2007 ($0.67 and $0.62 per basic and diluted net income per share, respectively). These results include a full year of operations for CICA and Sterling, AIS, our remaining P&C operations, as well as residual settlement activity relating to our 2006 AWG and CPG disposals.

  •
  $230 million in 2006 ($0.73 and $0.68 per basic and diluted income per share, respectively). Results in 2006 include a full year of operations for CICA, AIS and our remaining P&C operations, and eleven months of operations and the gain on sale of AWG and CPG.

REVIEW BY SEGMENT

General

        Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting (see Note 18 to the consolidated financial statements for further information).

        Aon's operating segments report separate financial information and we evaluate them regularly when we are deciding how to allocate resources and assess performance.

        Segment revenue includes investment income generated by invested assets of that segment, as well as the impact of related derivatives. Our Risk and Insurance Brokerage Services and Consulting businesses invest funds held on behalf of clients and operating funds in short-term obligations.

        The following tables and commentary provide selected financial information on the operating segments (in millions):

Years ended December 31,	2008	2007	2006

Operating segment revenue: (1)
Risk and Insurance Brokerage Services	$6,230	$5,957	$5,530
Consulting	1,358	1,352	1,282

Income before income tax:
Risk and Insurance Brokerage Services	$874	$1,010	$818
Consulting	213	189	120

Pretax Margins:
Risk and Insurance Brokerage Services	14.0%	17.0%	14.8%
Consulting	15.7%	14.0%	9.4%

(1)
Intersegment revenues of $25 million, $29 million and $59 million were included in 2008, 2007 and 2006, respectively. See Note 18 to the consolidated financial statements for further information.

Risk and Insurance Brokerage Services

        Aon is a leader in many sectors of the insurance industry. Aon was ranked in 2008 by Business Insurance as the world's largest insurance broker, by A.M. Best as the number one global insurance brokerage in 2008 and 2007 based on brokerage revenues, and voted the best insurance intermediary and best reinsurance intermediary in 2008 and 2007 by the readers of Business Insurance.

        In 2007, we experienced a soft market in many business lines/segments and in many geographic areas. In a "soft market," premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Prices fell throughout the year, with the greatest declines seen in large and middle-market accounts. Prices continued to decline during 2008, although the rate of decline slowed toward the end of the year. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

        We are facing increasingly difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Continued volatility and further deterioration in the credit markets may reduce our customers' demand for our brokerage and reinsurance services and products, which could hurt our operational results and financial condition. In addition, overall capacity in the industry could decrease if a significant insurer either fails or withdraws from writing insurance coverages that we offer our clients. This failure could reduce our revenues and profitability, since we would no longer have access to certain lines and types of insurance.

        Risk and Insurance Brokerage Services generated approximately 82% of Aon's total operating segment revenues in 2008. Revenues are generated primarily through:

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

  •
  manages captive insurance companies.

        In December 2008, we signed a definitive agreement to sell the U.S. operations of the premium finance business of Cananwill. The transaction was completed in February 2009.

        We review our revenue results using the following subsegments:

  •
  Risk Management and Insurance Brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement and captive management services, and premium finance services in: Americas; United Kingdom; Europe, Middle East & Africa; and Asia Pacific.

  •
  Reinsurance Brokerage and Related Services (Reinsurance) offers sophisticated advisory services in program design and claim recoveries that:

    —    enhance the risk/return characteristics of insurance policy portfolios,

    —    improve capital utilization, and

    —    evaluate and mitigate catastrophic loss exposures worldwide.

        This subsegment also provides investment banking products and services for insurance companies.

Revenue

        This table details Risk and Insurance Brokerage Services commissions, fees and other by subsegment (in millions):

Years ended December 31,	2008	2007	2006

Americas	$2,280	$2,259	$2,132
United Kingdom	742	768	698
Europe, Middle East & Africa	1,521	1,341	1,190
Asia Pacific	492	483	452
Reinsurance	1,003	901	867

Total	$6,038	$5,752	$5,339

        In 2008, commissions, fees and other increased $286 million or 5% from 2007 reflecting organic growth in our reinsurance and most of our retail operations, as well as the impact of favorable foreign exchange rates.

        This table reconciles organic revenue growth to reported commissions, fees and other growth for 2008 versus 2007:

Year ended December 31, 2008	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth

Americas	1%	—%	—%	1%
United Kingdom	(3)	(4)	1	—
Europe, Middle East & Africa	13	7	2	4
Asia Pacific	2	1	(1)	2
Reinsurance	11	3	7	1

Total	5%	2%	1%	2%

        Organic revenue growth for the entire segment was 2%.

        The 1% reported growth in Americas reflects strong new business growth in Latin America, as well as growth in our Affinity and Canadian operations, partially offset by a decline in U.S. retail, primarily due to soft market conditions, as well as our premium financing operations.

        United Kingdom commissions, fees and other declined 3% driven by unfavorable foreign currency translation and soft market conditions, partially offset by acquisitions and growth in our Captives operation.

        Europe, Middle East & Africa revenue increased 13%, driven by favorable foreign exchange rates, acquisitions, and 4% organic revenue growth with strong growth in Italy, Spain, the Middle East and Africa.

        Asia Pacific commissions, fees and other increased 2%, due to the positive impact of foreign currency translation and strong organic growth in Asia and New Zealand, partially offset by the impact of certain regulatory changes in Japan.

        Reinsurance commissions, fees and other increased 11%, due to the Gallagher Re and Benfield purchases, favorable foreign currency translation, and 1% organic revenue growth reflecting growth in facultative and treaty placements, partially offset by soft market conditions and greater client retention.

        The following table sets forth our Risk and Insurance Brokerage Services revenue by geographic area and total pretax income (in millions):

Years ended December 31,	2008	% of Total	2007	% of Total	2006	% of Total

United States	$2,069	33%	$2,057	35%	$2,035	37%
Americas, other than U.S.	737	12	661	11	586	11
United Kingdom	999	16	1,036	17	946	17
Europe, Middle East & Africa	1,840	30	1,636	27	1,439	26
Asia Pacific	585	9	567	10	524	9

Total revenue	$6,230	100%	$5,957	100%	$5,530	100%

Income before income tax	$874		$1,010		$818

        U.S. revenue increased 1% over 2007 reflecting growth in our Affinity and reinsurance operations. The increase was partially offset by declines in our U.S. retail and premium finance operations, reflecting soft market conditions.

        Americas other than U.S. revenue increased 11% due to the favorable impact of foreign currency translation and organic revenue growth in our Latin American and Affinity operations, partially offset by lower investment income.

        The 4% decrease in United Kingdom revenue is driven by the impact of unfavorable foreign currency translation, lower investment income, and soft market conditions.

        Europe, Middle East & Africa revenue increased 12% due to positive foreign currency translation, investment income gains and organic revenue growth, most notably in Italy, Spain, the Middle East and Africa.

        Asia Pacific revenue increased 3% due to the impact of favorable foreign currency translation and organic revenue growth across most of the region, partially offset by lower investment income and the impact of certain regulatory changes in Japan.

Income Before Income Tax

        Pretax income decreased $136 million or 13% from 2007 to $874 million. In 2008, pretax margins in this segment were 14.0%, down 300 basis points from 17.0% in 2007. Contributing to decreased margins and pretax income were:

  •
  an increase of $163 million in restructuring expenses,

  •
  anti-bribery and compliance initiative costs of $42 million,

  •
  higher E&O costs,

  •
  lower gains on the sale of businesses compared to last year, and

  •
  lower investment income.

        These items were partially offset by:

  •
  2% organic growth,

  •
  realized savings from our restructuring programs (primarily workforce reduction),

  •
  a $21 million litigation settlement for acquired employees in our U.K. reinsurance business in 2007,

  •
  pension expense savings, and

  •
  favorable foreign exchange rates.

Consulting

        Aon Consulting is one of the world's largest integrated human capital consulting organizations. Our consulting segment:

  •
  provides a broad range of consulting services, and

  •
  generated 18% of Aon's total operating segment revenues in 2008.

        The recent disruption in the global credit markets and the deterioration of the financial markets has created significant uncertainty in the marketplace. A severe and/or prolonged economic downturn could hurt our clients' financial condition and the levels of business activities in the industries and geographies where we operate. While we believe that the majority of our practices are well positioned to manage through this time, these challenges may reduce demand for some of our services or depress pricing of those services and have an adverse effect on our new business and results of operations.

        We review our revenue results using the following subsegments:

  •
  Consulting Services, which provides consulting services in five practice areas:

  1.
  Health and Benefits advises clients about how to structure, fund, and administer employee benefit programs that attract, retain, and motivate employees. Benefits consulting includes health and welfare, executive benefits, workforce strategies and productivity, absence management, benefits administration, data-driven health, compliance, employee commitment, investment advisory and elective benefits services.

  2.
  Retirement professionals specialize in global actuarial services, defined contribution consulting, investment consulting, tax and ERISA consulting, and pension administration.

  3.
  Compensation focuses on compensatory advisory/counsel including: compensation planning design, executive reward strategies, salary survey and benchmarking, market share studies and sales force effectiveness, with special expertise in the financial services and technology industries.

  4.
  Strategic Human Capital delivers advice to complex global organizations on talent, change and organizational effectiveness issues, including talent strategy and acquisition, executive on-boarding, performance management, leadership assessment and development, communication strategy, workforce training and change management.

  •
  Outsourcing, which offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

        In 2008, commissions, fees and other of $1,353 million were 1% higher than 2007. On an organic basis, revenue increased 3% from 2007.

        This table details Consulting commissions, fees and other by subsegment (in millions):

Years ended December 31,	2008	2007	2006

Consulting services	$1,139	$1,107	$984
Outsourcing	214	236	293

Total	$1,353	$1,343	$1,277

        This table reconciles organic revenue growth to reported commissions, fees and other growth in 2008 versus 2007:

Year ended December 31, 2008	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue Growth

Consulting services	3%	—%	(2)%	5%
Outsourcing	(9)	(2)	—	(7)

Total	1%	—%	(2)%	3%

        On a subsegment basis,

  •
  Consulting services increased $32 million or 3%, reflecting growth in most major practice groups and geographies partially offset by the disposal of a small business.

  •
  Outsourcing revenue declined $22 million or 9%, driven by lower revenue from AT&T. AT&T, our largest outsourcing client, terminated many of its outsourcing services with us in 2006 and terminated our remaining services during 2007.

        This table shows Consulting revenue by geographic area and pretax income (in millions):

Years ended December 31,	2008	% of Total	2007	% of Total	2006	% of Total

United States	$623	46%	$657	49%	$708	55%
Americas, other than U.S.	129	9	121	9	113	9
United Kingdom	259	19	275	20	228	18
Europe, Middle East & Africa	272	20	240	18	197	15
Asia Pacific	75	6	59	4	36	3

Total revenue	$1,358	100%	$1,352	100%	$1,282	100%

Income before income tax	$213		$189		$120

  •
  U.S. revenue decreased $34 million in 2008, primarily due to reduced outsourcing business related to the loss of revenue from AT&T (see above) and a $5 million gain on the sale of an investment in 2007, partially offset by organic revenue growth in Consulting Services.

  •
  Americas other than U.S. revenue grew 7%, reflecting improved results in Canada and favorable foreign exchange.

  •
  United Kingdom revenue declined 6%, driven by unfavorable foreign exchange translation despite strong organic revenue growth.

  •
  Europe, Middle East & Africa and Asia Pacific revenue increased 13% and 27%, respectively, driven by favorable foreign currency translation and organic revenue growth.

Income Before Income Tax

        Pretax income was $213 million, an increase of $24 million or 13% from 2007. 2008 pretax margins in this segment were 15.7%, an increase of 170 basis points from 14.0% in 2007. The pretax income and margin improvement was principally driven by:

  •
  5% organic revenue growth in Consulting Services,

  •
  benefits related to our restructuring program, and

  •
  operational improvements.

        These improvements were partially offset by:

  •
  the unfavorable impact of foreign currency translation,

  •
  higher restructuring costs, and

  •
  the 2007 gain on the sale of an investment.

Unallocated Income and Expense

        Unallocated income consists primarily of investment income, including income or loss on investment disposals and other-than-temporary impairment losses, which is not otherwise reflected in the operating segments. We include invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses.

        Private equities are principally carried at cost; however, where we have significant influence, they are reported using the equity method of accounting. These investments usually do not pay dividends. Limited partnerships ("LPs") are accounted for using the equity method and changes in the value of the underlying LP investments flow through unallocated investment income.

        This table details our unallocated income and expense (in millions):

Years ended December 31,	2008	2007	2006

Unallocated investment income	$68	$79	$17
Unallocated expenses	(166)	(130)	(98)
Interest expense	(126)	(138)	(129)

        Unallocated investment income was $68 million in 2008, a decrease of $11 million over 2007 and was driven by:

  •
  a $29 million decrease in income from our PEPS I investment, partially offset by

  •
  higher investment income from marketable securities due to the investment of proceeds from the sale of CICA and Sterling.

        Unallocated expenses include corporate governance and other costs not attributable to the operating segments. These expenses increased to $166 million in 2008 from $130 million in 2007, driven by:

  •
  $50 million of hedging costs related to the merger with Benfield and

  •
  higher stock compensation expense.

        The higher costs were partially offset by:

  •
  lower Corporate staff expenses,

  •
  the 2007 resolution of a $15 million reconciliation difference in the U.K.,

  •
  lower pension expense, and

  •
  2007 expenses associated with a review of historical equity compensation practices.

        Interest expense, which represents the cost of our worldwide debt obligations, decreased $12 million in 2008 to $126 million, principally due to the redemption of our 3.5% Senior Convertible Debentures in 2007.

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

        During 2008, we:

  •
  received $2.8 billion, net of taxes, from the sales of our CICA and Sterling subsidiaries

  •
  paid $1.3 billion to acquire all the common and preferred shares of Benfield, and

  •
  spent $1.9 billion to repurchase 42.6 million of our outstanding shares of common stock.

        In 2008, total cash contributions to our major defined benefit pension plans were $177 million, compared with cash contributions of $211 million in 2007. Under current rules and assumptions, we anticipate 2009 contributions to our major defined benefit pension plans of approximately $400 million.

        In 2007, our principal U.K. subsidiary agreed with the trustees of the plan to contribute £9.4 million per year to one of our U.K. pension plans for the next six years, with the amount payable increasing by approximately 5% on each April 1. In 2008, we contributed £9.7 million ($19 million). The trustees of the plan:

  •
  have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 5, 2008, the estimated winding-up deficit was £440 million ($642 million at December 31, 2008 exchange rates).

  •
  have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the above deficit be paid.

Cash Flows

        Cash flows from operations represent the net income we earned in the reported periods adjusted for non-cash charges and changes in operating assets and liabilities.

        Cash flows provided by operating activities for the twelve months ended December 31, 2008 and 2007 are as follows (in millions):

Twelve months ended December 31,	2008	2007

Insurance Underwriting operating cash flows	$5	$335
All other operating cash flows	429	904

	434	1,239
Change in funds held on behalf of brokerage and consulting clients	525	50

Cash provided by operating activities	$959	$1,289

Insurance Underwriting operating cash flows

        In 2008 and 2007, our insurance underwriting operations include accident & health and life and certain P&C operations in run-off. These insurance products have distinct differences in the timing of premiums earned and payment of future liabilities. As noted earlier, we sold our CICA and Sterling businesses on April 1, 2008.

        Our operating cash flows from our insurance subsidiaries was $5 million for 2008, a decrease of $330 million compared to 2007. Due to the sale of CICA and Sterling, cash flows for 2008 include activity only through the date of sale. For 2008, operating cash flows, analyzed by major income statement component, indicated that premium and other fees collected, net of reinsurance, were $624 million compared to $2,339 million in 2007. Investment and other miscellaneous income received was $49 million and $183 million in 2008 and 2007, respectively.

        The insurance underwriting subsidiaries used revenues generated from premiums, investments and other miscellaneous income to pay claims and other cash benefits, commissions, general expenses and taxes. Claims and other cash benefits paid were $373 million in 2008 versus $1,321 million in 2007. Commissions and general expenses paid were $232 million for 2008, compared to $793 million in 2007. Tax payments for 2008 were $63 million compared to $73 million last year.

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

All other operating cash flows

        Our operating cash flows from our Risk and Insurance Brokerage Services and Consulting segments, as well as related corporate items, was $429 million in 2008 compared to $904 million in 2007. The decline in operating cash flows, in part, is due to $376 million of taxes paid on the gain from the sales of CICA and Sterling. These amounts exclude the change in funds held on behalf of clients as described above. The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses and income taxes.

        Aon uses the excess cash generated by our brokerage and consulting businesses as well as dividends received from CICA prior to its sale to meet its liquidity needs, which consist of acquisitions, servicing its debt, paying dividends to its stockholders and repurchasing outstanding shares.

Investing and Financing Activities

        Investing activities generated cash of $1.4 billion. We received $2.8 billion in cash from the sale of our CICA and Sterling subsidiaries. Cash flows used by investing activities included purchases, net of sales of investments, of $217 million. Cash of $103 million was used for capital expenditures, net of disposals. Acquisitions during 2008 included the merger with Benfield for $991 million, net of cash acquired, and various other acquisitions of $105 million.

        Our financing needs were $2.2 billion. Financing uses primarily included share repurchase activity, net of reissuance for our employee benefit plans of $1.7 billion, cash dividends paid to shareholders of $171 million, and debt repayments, net of issuance, of $386 million.

Financial Condition

        In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity as short-term investments.

        In our consolidated statements of financial position, we report fiduciary assets equal to our fiduciary liabilities. Our fiduciary assets include short-term investments of $3,178 million and $3,122 million at December 31, 2008 and 2007, respectively.

        Comparing year-end 2008 with year-end 2007:

  •
  Working capital, excluding assets and liabilities held-for-sale, decreased $435 million to $1.6 billion, reflecting lower short-term investments as a result of repurchasing shares and the purchase of Benfield.

  •
  Assets and liabilities held-for-sale both declined substantially from 2007 as a result of the disposition of CICA and Sterling.

  •
  Short-term debt decreased by $147 million as a result of paying down our short-term borrowings under our Euro facility, partially offset by debt assumed from Benfield.

  •
  Goodwill increased $722 million, due primarily to the Benfield merger ($1,064 million), partially offset by a decrease due to the impact of foreign exchange rates.

  •
  Other intangible assets increased $575 million, mainly due to the Benfield merger, partially offset by current year amortization.

  •
  Long-term debt decreased by $21 million, as higher Euro Credit facility borrowings were more than offset by the impact of foreign currency translation.

  •
  Pensions, post employment and post retirement liabilities increased by $443 million as a result of adverse pension asset performance, mortality changes and lower discount rates in the U.S. This increase more than offset the impact of contributions made to our pension plans, higher discount rates in the international plans and the impact of foreign currency translation.

  •
  Other non-current liabilities increased by $265 million due primarily to the merger with Benfield in 2008.

Borrowings

        Total debt at December 31, 2008, was $2.0 billion, a decrease of $168 million from December 31, 2007, reflecting lower overall borrowings under our Euro Credit facility and the impact of foreign currency translation, offset in part by an increase due to including debt related to a variable interest entity for which Benfield is the primary beneficiary.

        Our total debt as a percentage of total capital was 27.1% and 25.6% at December 31, 2008 and 2007, respectively.

        We have disclosed future payments of our long-term debt and operating lease commitments with initial or remaining non-cancelable lease terms in excess of one year in Note 10 to the consolidated financial statements.

        At December 31, 2008, we had a $600 million U.S. committed bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings. This facility allows us to issue up to $150 million in letters of credit.

        We also have foreign credit facilities available. At December 31, 2008, we had available to us:

  •
  a five-year €650 million ($912 million) multi-currency facility, of which $605 million was outstanding at December 31, 2008. See Note 10 to the consolidated financial statements for further discussion on both our U.S. and Euro facilities, and

  •
  a 364-day €25 million ($35 million) facility.

        This table shows the major rating agencies' ratings of our debt at February 24, 2009:

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor's	BBB+	A-2	Stable
Moody's Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

        During 2008, Moody's Investor Service changed our rating outlook to stable from positive, reflecting the integration risk associated with the recently completed Benfield merger and the decline in our cash position.

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

Stockholders' Equity

        Stockholders' equity decreased $911 million during 2008 to $5.3 billion, driven by share repurchase activity, net of reissuances for our employee benefit plans of $1,678 million, an increase in our net post-retirement benefit obligation of $497 million and a decrease in our foreign currency translation of $182 million, offset in part by our 2008 net income of $1,462 million.

        Accumulated other comprehensive loss increased $736 million since December 31, 2007. Compared to year-end 2007:

  •
  net foreign exchange translation decreased by $182 million because of the strengthening of the U.S. dollar against foreign currencies, especially in the fourth quarter,

  •
  net derivative losses were $37 million,

  •
  net unrealized investment losses were $20 million, and

  •
  our net post-retirement benefit obligation increased by $497 million, reflecting adverse pension asset performance and lower discount rates.

Variable Interest Entities

        Globe Re Limited ("Globe Re") is a limited-life reinsurance vehicle. In June 2008, Globe Re entered into a reinsurance agreement with a third party reinsurance company, whereby Globe Re provides reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by the third party. The reinsurance coverage is for a one-year period. Globe Re is deemed a VIE since the equity investors at risk lack a controlling financial interest. A subsidiary of Aon Benfield owns an 85% equity economic interest in Globe Re, and therefore is deemed to be the primary beneficiary. As such, Aon is required to consolidate Globe Re under the provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities. At December 31, 2008, Globe Re had assets of $187 million and liabilities of $105 million. If a disaster such as U.S. wind damage, which accounts for approximately 80% of the coverage, occurs, we could lose our equity investment in Globe Re of approximately $20 million. In addition, if the counterparty bank which we have a total return swap with defaults, we could also lose our equity investment.

        Juniperus Insurance Opportunity Fund Limited ("Juniperus"), a VIE, is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks. In 2008, a subsidiary of Aon Benfield acquired a 76% equity interest in the Juniperus' Class A shares. Also in 2008, Juniperus Capital Holdings Limited ("JCHL") was formed to provide investment management and related services to Juniperus. Aon Benfield has 55% of the economic interest and 66% of the voting interest of JCHL. Based on Aon Benfield's equity interest in Juniperus, it is subject to a majority of the expected residual returns and losses. Similarly, Aon Benfield's equity interest and loan to JCHL would deem it to absorb a majority of the expected losses in JCHL. Therefore, Aon Benfield is considered the primary beneficiary of both companies. Aon is required to consolidate both Juniperus and JCHL under the provisions of FIN 46(R). At December 31, 2008, Juniperus and JCHL together had assets of $121 million and liabilities of $68 million. For Juniperus, if a disaster such as wind, earthquakes or other named catastrophe occurs, we could lose some or all of our equity investment of approximately $55 million.

Off Balance Sheet Arrangements

        We record various contractual obligations as liabilities in our consolidated financial statements. While we do not recognize other items as liabilities in the financial statements, such as certain purchase commitments and other executory contracts, we are required to disclose them.

        Aon and its subsidiaries:

  •
  have issued letters of credit to cover contingent payments of approximately $3 million for taxes and other business obligations to third parties,

  •
  accrue amounts in our consolidated financial statements for these letters of credit to the extent they are probable and estimable, and

  •
  use special purpose entities ("SPEs") and qualifying special purpose entities ("QSPEs"), also known as special purpose vehicles, in some of our operations, following the guidance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and other relevant accounting guidance.

Reinsurance Guarantee

        In connection with the AWG transaction, we issued an indemnification which protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured.

These reinsurance recoverables amount to $649 million at December 31, 2008. Trust balances and letters of credit offsetting these reinsurance recoverables were approximately $145 million. The balance of the liability was $9 million and $12 million at December 31, 2008 and 2007, respectively, reflecting the fair value of this indemnification.

        The liability represents the present value of the indemnification on the credit risk of the reinsurers. With the sale of the remaining P&C insurance underwriting operations, which we expect to be completed by mid 2009, the buyer will assume the guarantee with respect to reinsurance recoverables.

Premium Financing

        Some of our U.S., U.K., Canadian, and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under Statement No. 140.

        In December 2008, we signed a definitive agreement to sell the U.S. operations of the premium finance business (Cananwill) to AFCO Credit Corporation. This disposition was completed in February 2009. Cananwill's results are included in the Risk and Insurance Brokerage Services segment.

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

        The sale agreements limit the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time, which were $1.2 billion and $1.8 billion at December 31, 2008 and 2007, respectively. After the sale of the U.S. operations, the amount that can be advanced by the Bank SPEs is approximately $240 million.

        We have not consolidated the QSPEs used in the U.S. and U.K. in our financial statements because we have met the criteria for sale accounting under Statement No. 140.

        For the Canadian and Australian sales, we determined that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46R because we are not their primary beneficiary. We have reached this determination by analyzing specific qualitative and quantitative factors related to our transactions with the Bank SPEs, including:

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

        The Bank SPEs had advanced to us $981 million and $1.4 billion at December 31, 2008 and 2007, respectively, on portfolios sold to the Bank SPEs of $1.1 billion and $1.5 billion at December 31, 2008 and 2007, respectively.

        We record gains on the sale of premium finance agreements. When we calculate the gain, we include all costs we expect to incur for the relevant Bank SPEs. The gains, which are included in commissions, fees and other revenue in the consolidated statements of income, were $54 million, $64 million and $63 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, we:

  •
  record our retained interest in the sold premium finance agreements at fair value, and report it in receivables in the consolidated statements of financial position,

  •
  estimate fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates, and

  •
  retain servicing rights for sold agreements, and earn servicing fee income over the servicing period. Because the servicing fees represent adequate compensation for the servicing the receivables, we have not recorded any servicing assets or liabilities.

        The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization, which we (and other sellers) provide, as required by the sales agreements. The over-collateralization of our sold receivables represents our maximum exposure to credit-related losses, and was approximately $171 million at December 31, 2008. We also:

  •
  remain contingently liable should the funding costs of the U.S. Bank SPEs exceed the interest and late fees accrued or collected on the sold U.S. portfolio and

  •
  continually review our retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjust its carrying value accordingly.

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

Effect of market conditions on renewal process

        For those operations we continue to own, we intend to renew the conduit facilities, which have 364-day terms, as they expire. The current environment in the credit markets has influenced the renewal process and the renewed U.S., Canadian and U.K. terms are more restrictive. In more detail:

  •
  the over-collateralization requirements have increased significantly (a total of $50 million on the renewal dates),

  •
  based upon our estimated needs for the coming year, we reduced the level of committed availability by $479 million at the renewal dates, have further reduced the committed availability to its current level, and had scheduled additional decreases of $160 million by March 31, 2009.

  •
  the securitization program costs added on the pass-through funding costs from the U.S. Bank SPEs.

        Moreover, as our ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank

SPEs obtain funds could further diminish our premium finance results of operations and cash flows. Our Australian facility expires in June 2009, and we expect similar restrictive terms.

        We also face the risk the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements. If this occurs, we will consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements. Furthermore, if there were adverse bank, regulatory, tax, or accounting rule changes, our access to the conduit facilities and special purpose vehicles could be affected.

PEPS I

        In 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company owned by us (49%) and by a charitable trust, which we do not control (51%). We do not include PEPS I's assets and liabilities and operations in our consolidated financial statements.

        In 2001, PEPS I:

  •
  sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties and

  •
  paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

        As part of this transaction, we are required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested. These fixed-maturity securities are rated below investment grade. As of December 31, 2008, the unfunded commitments amounted to $42 million. These commitments have specific expiration dates, and the general partners may decide not to draw on these commitments.

        We received income distributions from our preferred investment in PEPS I as follows:

  •
  during 2008, $32 million, which is included in investment income, a decrease of $29 million from 2007.

  •
  Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and as a result, began to pay preferred income distributions.

  •
  Before 2007, the income distributions we received from PEPS I were limited to interest payments on various PEPS I debt instruments.

        Whether we receive additional preferred returns will depend on the performance of the LP interests underlying PEPS I, which we expect to vary from period to period. We do not control the timing of the distributions.

        We derive the estimated fair value of our $101 million preferred stock investments in PEPS I primarily from valuations received from the general partners of the LP interest held by PEPS I.

Contractual Obligations

        The following table:

  •
  summarizes our significant contractual obligations at December 31, 2008, and the future periods during which we expect to settle these obligations in cash, and

  •
  reflects the timing of principal payments on outstanding borrowings.

        We have provided additional details about some of these obligations in our notes to the financial statements (in millions):

	Payments due in

	2009	2010- 2011	2012- 2013	2014 and beyond	Total

Short- and long-term borrowings	$105	$918	$227	$727	$1,977
Interest expense on debt	115	174	135	774	1,198
Operating leases	288	478	411	590	1,767
Pension and other postretirement benefit plan obligations (3)	272	437	599	1,373	2,681
Purchase obligations (1) (2)	276	380	240	105	1,001
Insurance premiums payable	10,666	12	—	—	10,678
Other long-term liabilities reflected on the consolidated balance sheet under GAAP (4)	2	4	1	3	10

Total — continuing operations	11,724	2,403	1,613	3,572	19,312
Discontinued operations (5)	24	30	17	50	121

Total Aon	$11,748	$2,433	$1,630	$3,622	$19,433

(1)
Included in purchase obligations are contracts for various information technology contracts. As of December 31, 2008, we can exit these obligations for termination payments of $86 million. However, given the nature of these contracts, we have included them in our contractual obligations table.

(2)
Also included in purchase obligations is a $309 million contract for claims outsourcing in the U.K. We can exit this obligation after 2013 for approximately $29 million.

(3)
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements, pursuant to ERISA and other regulations and minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions.

(4)
Excludes $69 million of liabilities for unrecognized tax benefits due to our inability to reasonably estimate the period(s) when cash settlements will be made.

(5)
The contractual obligations for the property and casualty insurance underwriting operations are for policy and contract claims.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to potential fluctuations in earnings, cash flows, and the fair value of certain of our assets and liabilities due to changes in interest rates and foreign exchange rates. To manage the risk from these exposures, we enter into a variety of derivative instruments. We do not enter into derivatives or financial instruments for trading purposes.

        The following discussion describes our specific exposures and the strategies we use to manage these risks. See Notes 2 and 15 to the consolidated financial statements for a discussion of our accounting policies for financial instruments and derivatives.

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

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns approximately 48% of its revenue in U.S. dollars and 15% of its revenue in Euros, but most of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary's pound sterling expenses using OTC options and forward exchange contracts. At December 31, 2008, we have hedged 24% and 32% of our U.K. subsidiaries' expected U.S. dollar transaction exposure for the years ending December 31, 2009 and 2010, respectively. In addition, we have hedged 37% and 25% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We do not generally hedge exposures beyond three years.

        We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

        The potential loss in future earnings from market risk sensitive instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would not be material in 2009 and 2010.

        Our businesses' income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe. A hypothetical, instantaneous parallel increase (decrease) in the period end yield curve of 100 basis points would cause an increase (decrease), net of derivative positions, of $40 million and $48 million to 2009 and 2010 pretax income, respectively.

        We have debt outstanding with a fair market value of $1.7 billion and $2.2 billion at December 31, 2008, and 2007, respectively. This fair value was less than the carrying value by $299 million at December 31, 2008, and $27 million greater than the carrying value at December 31, 2007. The year over year fair value decrease was driven by significant increases in credit spreads, particularly spreads on preferred capital securities. A hypothetical 1% increase (decrease) in interest rates would decrease (increase) the fair value by approximately 3% and 4% at December 31, 2008 and 2007, respectively.

        PEPS I — At December 31, 2008, a 10% or 20% decrease in the underlying equity of the limited partnerships would have decreased the value of the preferred stock securities by $9 million and $19 million, respectively.

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

        Management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

        On November 28, 2008, the Company acquired the 100% interest in Benfield Group Limited and its subsidiaries. Refer to Note 5 of Notes to Consolidated Financial Statements for additional information regarding this transaction. In accordance with SEC Staff guidance, management has excluded these acquired businesses from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Total revenues attributable to these acquired businesses represented approximately 0.5 percent of the Company's consolidated total revenues for the year ended December 31, 2008, and the aggregate total assets represented approximately 18 percent of the Company's consolidated total assets of December 31, 2008.

        Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

        The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report on page 63.

/s/ GREGORY C. CASE Gregory C. Case President & Chief Executive Officer February 27, 2009	/s/ CHRISTA DAVIES Christa Davies Executive Vice President and Chief Financial Officer February 27, 2009

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

Board of Directors and Stockholders
Aon Corporation

        We have audited Aon Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Benfield Group Limited and its subsidiaries, which are included in the 2008 consolidated financial statements of Aon Corporation and constituted 0.5 percent of consolidated total revenue for the year ended December 31, 2008 and 18 percent of consolidated total assets as of December 31, 2008. Our audit of internal control over financial reporting of Aon Corporation also did not include an evaluation of the internal control over financial reporting of Benfield Group Limited and its subsidiaries.

        In our opinion, Aon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois
February 27, 2009

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the financial statements, in 2006 the Company changed its method of accounting for stock-based compensation and defined benefit pension and postretirement plans.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois
February 27, 2009

Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2008	2007	2006

Revenue
Commissions, fees and other		$7,366	$7,066	$6,557
Investment income		265	293	213

Total revenue		7,631	7,359	6,770

Expenses
Compensation and benefits		4,581	4,341	4,172
Other general expenses		1,800	1,712	1,546
Depreciation and amortization		222	193	222

Total operating expenses		6,603	6,246	5,940

		1,028	1,113	830
Interest expense		126	138	129
Other expense (income)		39	(35)	(27)

Income from Continuing Operations Before Provision for Income Tax and Accounting Change		863	1,010	728
Provision for income tax		242	348	239

Income from Continuing Operations		621	662	489
Income from Discontinued Operations		1,256	330	354
Provision for income tax		415	128	124

Income from Discontinued Operations, Net of Tax		841	202	230

Income Before Accounting Change		1,462	864	719
Cumulative effect of change in accounting principle, net of tax		—	—	1

Net Income		$1,462	$864	$720

Basic Net Income per Share:
Continuing operations		$2.18	$2.23	$1.54
Discontinued operations		2.94	0.67	0.73
Cumulative effect of change in accounting principle		—	—	—

Net income		$5.12	$2.90	$2.27

Diluted Net Income per Share:
Continuing operations		$2.06	$2.07	$1.45
Discontinued operations		2.80	0.62	0.68
Cumulative effect of change in accounting principle		—	—	—

Net income		$4.86	$2.69	$2.13

Cash Dividends per Share Paid on Common Stock		$0.60	$0.60	$0.60

Diluted Weighted Average Common and Common Equivalent Shares Outstanding		300.9	323.0	342.1

See accompanying notes to consolidated financial statements.

Consolidated Statements of Financial Position

(millions)	As of December 31	2008	2007

ASSETS
	CURRENT ASSETS
	Cash and cash equivalents	$582	$584
	Short-term investments	684	1,120
	Receivables	1,990	1,993
	Fiduciary assets	10,678	9,498
	Other current assets	355	272
	Assets held for sale	237	4,601

	Total Current Assets	14,526	18,068
	Goodwill	5,637	4,915
	Other intangible assets	779	204
	Fixed assets, net	451	497
	Investments	332	332
	Deferred tax assets	795	529
	Other non-current assets	420	384

	TOTAL ASSETS	$22,940	$24,929

LIABILITIES AND STOCKHOLDERS' EQUITY
	CURRENT LIABILITIES
	Fiduciary liabilities	$10,678	$9,498
	Short-term debt	105	252
	Accounts payable and accrued liabilities	1,560	1,413
	Other current liabilities	314	237
	Liabilities held for sale	146	3,177

	Total Current Liabiities	12,803	14,577
	Long-term debt	1,872	1,893
	Deferred tax liabilities	118	109
	Pension, post employment and post retirement liabilities	1,694	1,251
	Other non-current liabilities	1,143	878

	TOTAL LIABILITIES	17,630	18,708

	STOCKHOLDERS' EQUITY
	Common stock-$1 par value
	Authorized: 750 shares (issued: 2008 — 362; 2007 — 361)	362	361
	Additional paid-in capital	3,220	3,064
	Retained earnings	6,816	5,607
	Accumulated other comprehensive loss	(1,462)	(726)
	Treasury stock at cost (shares: 2008 — 89.9; 2007 — 56.7)	(3,626)	(2,085)

	TOTAL STOCKHOLDERS' EQUITY	5,310	6,221

	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,940	$24,929

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2008	2007	2006

	CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	$1,462	$864	$720
	Adjustments to reconcile net income to cash provided by operating activities
	Gain from disposal of operations	(1,208)	(36)	(46)
	Depreciation and amortization of property, equipment and software	157	163	201
	Stock compensation expense	248	204	153
	Amortization of intangible assets	65	42	43
	Valuation changes on investments, income or loss on disposals and net bond amortization	10	(8)	(21)
	Income taxes(1)	(131)	249	(173)
	Contributions to major defined benefit pension plans (in excess of) less than expense	(105)	(107)	55
	Cash paid (in excess of) less than expense for restructuring plans	62	(47)	14
	Provision for New York and other state settlements	—	(37)	(72)
	Change in funds held on behalf of brokerage and consulting clients	525	50	(150)
	Change in insurance underwriting assets and liabilities
	Operating receivables	3	48	(266)
	Other assets including prepaid premiums	4	39	(134)
	Deferred policy acquisition costs	(3)	(30)	32
	Policy liabilities	18	(7)	587
	Other liabilities	—	(6)	181
	Change in other assets and liabilities
	Net receivables	(145)	56	(289)
	Other assets	(39)	(16)	76
	Accounts payable and accrued liabilities	(11)	(90)	169
	Other liabilities	47	(42)	(112)

	CASH PROVIDED BY OPERATING ACTIVITIES	959	1,289	968

	CASH FLOWS FROM INVESTING ACTIVITIES
	Proceeds from investments
	Fixed maturities
	Maturities	41	141	223
	Calls and prepayments	27	71	192
	Sales	184	740	1,455
	Equity securities	—	30	4
	Other investments	2	48	33
	Purchase of investments
	Fixed maturities	(277)	(991)	(1,970)
	Equity securities	—	—	(30)
	Other investments	(61)	(20)	(19)
	Short-term investments — net	(133)	(114)	(470)
	Acquisition of subsidiaries, net of cash acquired	(1,096)	(251)	(138)
	Proceeds from sale of operations	2,820	53	682
	Property and equipment and other — net	(103)	(170)	(152)

	CASH PROVIDED (USED) BY INVESTING ACTIVITIES	1,404	(463)	(190)

	CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock	62	28	50
	Treasury stock transactions — net	(1,740)	(523)	(966)
	Issuances (repayments) of short-term borrowings — net	(231)	210	34
	Issuance of long-term debt	376	806	567
	Repayment of long-term debt	(531)	(924)	(460)
	Cash dividends to stockholders	(171)	(176)	(189)

	CASH USED BY FINANCING ACTIVITIES	(2,235)	(579)	(964)

	EFFECT OF EXCHANGE RATE CHANGES ON CASH	(130)	56	(9)

	INCREASE (DECREASE) IN CASH	(2)	303	(195)
	CASH AT BEGINNING OF YEAR	584	281	476

	CASH AT END OF YEAR	$582	$584	$281

(1)    2008 includes $376 of tax payments related to the sale of CICA and Sterling.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(millions)	Years Ended December 31	2008	2007	2006

	Common Stock Balance at January 1	$361	$347	$344
	Redemption of convertible debentures	—	14	—
	Issued for employee benefit plans	1	—	3

	Balance at December 31	362	361	347

	Additional Paid-in Capital Balance at January 1	3,064	2,583	2,405
	Redemption of convertible debentures	—	286	—
	Employee benefit plans	156	195	178

	Balance at December 31	3,220	3,064	2,583

	Retained Earnings Balance at January 1	5,607	4,992	4,531
	Net income	1,462	864	720
	Dividends to stockholders	(171)	(176)	(189)
	Loss on treasury stock reissued	(78)	(66)	(36)
	Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	(33)
	Dividend equivalents	(4)	(7)	(1)

	Balance at December 31	6,816	5,607	4,992

	Accumulated Other Comprehensive Loss Balance at January 1	(726)	(1,010)	(1,155)
	Net derivative (losses) gains	(37)	9	26
	Net unrealized investment (losses) gains	(20)	3	21
	Net foreign exchange translation	(182)	166	237
	Net post-retirement benefit obligation	(497)	106	210

	Other comprehensive (loss) income	(736)	284	494
	Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	(349)

	Balance at December 31	(1,462)	(726)	(1,010)

	Treasury Stock Balance at January 1	(2,085)	(1,694)	(808)
	Cost of shares acquired	(1,924)	(751)	(1,048)
	Shares reissued at average cost	383	360	162

	Balance at December 31	(3,626)	(2,085)	(1,694)

	Stockholders' Equity at December 31	$5,310	$6,221	$5,218

	Comprehensive Income
	Net income	$1,462	$864	$720
	Other comprehensive (loss) income	(736)	284	494

	Comprehensive income	$726	$1,148	$1,214

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the accounts of Aon Corporation and its majority-owned subsidiaries and variable interest entities ("VIEs") for which Aon is the primary beneficiary ("Aon" or the "Company"). The consolidated financial statements exclude special-purpose entities ("SPEs") considered VIEs for which Aon is not the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

        The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the amounts reported.

        The Company's operations include collecting premiums and claims amounts from clients and insurers. Beginning in 2008, the Company began reporting unremitted amounts as fiduciary assets. Previously, these amounts were reported in short-term investments and receivables. 2007 amounts have been reclassified to conform to this presentation. In addition, certain amounts in prior years' consolidated financial statements and footnotes related to discontinued operations have been reclassified to conform to the 2008 presentation.

Segment Reporting

        Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting. Unallocated income and expense, when combined with the operating segments and after the elimination of intersegment revenues, totals to the amounts included in the consolidated financial statements.

2.    Summary of Significant Accounting Principles and Practices

Revenue Recognition

        Revenue is recognized when all elements of revenue recognition exist. Those elements are (1) persuasive evidence of an agreement with the client, (2) a fixed and determinable price for services, (3) those services have been rendered, and (4) collectibility is reasonably assured.

Commissions and Fees

        Commission revenue is primarily recognized at the later of the billing or the effective date of the related insurance policy, net of an allowance for estimated policy cancellations. The allowance is based on an evaluation of relevant historical data. Where all of the elements of revenue recognition have been met, but processing has not yet been completed in the billing system due to timing, an accrual is recorded based on an analysis of the specific transactions. For policies that are billed in installments, revenue is recognized when Aon has sufficient information to estimate the amounts. When insurance underwriters directly bill clients, Aon's revenue is recognized when the cash is received or amounts due to Aon become determinable. Commissions on premium adjustments are recognized as they occur.

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

Stock Compensation Plans

        Financial Accounting Standards Board ("FASB") Statement No. 123 (revised 2004), Share-Based Payment ("Statement No. 123(R)"), requires the measurement and recognition of compensation expense for all share-based payments to employees including grants of employee stock options and awards as well as employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair value. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The adoption of Statement No. 123(R) resulted in a cumulative effect of an accounting change as of January 1, 2006 of $1 million, net of tax. Upon adoption of Statement No. 123(R), Aon also changed its method of valuation for stock options granted beginning in 2006 to a lattice-binomial option-pricing model from the Black-Scholes option-pricing model.

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

Income Per Share

        Basic net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and awards. The dilutive effect of stock options and awards is calculated under the treasury stock method using the average market price for the period. Certain common stock equivalents related to options were not included in the computation of diluted income per share because those options' exercise price was greater than the average market price of the common shares. Aon includes in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met. Prior to their redemption in November 2007, Aon's 3.5% convertible debt securities, which were issued in November 2002, were able to be converted into a maximum of 14 million shares of Aon common stock, and these shares were included in the computation of diluted net income per share.

Cash and Cash Equivalents

        Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less.

        Cash and cash equivalents for 2008 included restricted balances of $194 million. Restricted balances are held for the benefit of a reinsurance agreement with a third-party reinsurance company.

Short-term Investments

        Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with initial maturities in excess of three months and up to one year and are carried at amortized cost, which approximates fair value. Short-term investments also include fixed maturity securities that mature within a year, and are reported at fair value.

Fiduciary Assets and Liabilities

        In its capacity as an insurance agent and broker, Aon collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. Aon also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as fiduciary assets in the Company's consolidated statements of financial position. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit these funds is recorded as fiduciary liabilities on the Company's consolidated statement of financial position. The time frame that the Company holds such funds is dependent upon the date the insured remits the payment of the premium to Aon and the date Aon is required to forward those payments to the insurer.

        Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $3.2 billion and $3.1 billion at December 31, 2008 and 2007, respectively. These funds and a corresponding liability are included in fiduciary assets and fiduciary liabilities, respectively, in the accompanying consolidated statements of financial position.

Allowance for Doubtful Accounts

        Aon's policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances and other qualitative and quantitative analyses. Total receivables included an allowance for doubtful accounts of $101 million and $91 million at December 31, 2008 and 2007, respectively.

Property and Equipment

        Property and equipment is stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized and amortized using the straight-line method over a range principally between 3 to 5 years. The weighted-average original life of Aon's software at December 31, 2008 is 4.4 years.

Other Investments

        The following summarizes the Company's accounting policy for other investments:

  •
  Fixed-maturity securities are classified as available for sale and are reported at fair value. The amortized cost of fixed maturity securities is adjusted for amortization of premiums and the accretion of discounts to maturity, which is included in investment income. Unrealized gains and losses on fixed maturity securities are excluded from income and are recorded directly in stockholders' equity as accumulated other comprehensive income or loss, net of deferred income taxes. The majority of the Company's fixed maturity securities are reported as "assets held-for-sale" in the consolidated statements of financial position.

  •
  Equity method investments — Aon accounts for limited partnership and other investments using the equity method of accounting if the investment gives Aon the ability to exercise significant influence over, but not control of, an investee. Significant influence generally represents an ownership interest between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and the proportionate share of earnings or losses and distributions.

  •
  Cost method investments — Equity investments where Aon does not have an ownership interest of greater than 20% or the ability to exert significant influence over the operations of the investee are carried at cost.

  •
  Private Equity Partnership Structures I, LLC Preferred Stock ("PEPS I") — The Company's investment in PEPS I is carried at fair value, estimated primarily from valuations received from the general partners of the limited partnership interests held by PEPS I. Further information on PEPS I is included in Note 9.

        Income or loss on the disposal of investments is calculated using the amortized cost of the security sold and is reported in investment income in the consolidated statements of income. Impairment losses are included in investment income in the consolidated statements of income. In general, Aon ceases to accrue investment income when interest or dividend payments are in arrears.

Derivatives

        Accounting policies relating to derivative financial instruments are discussed in Note 15.

Foreign Currency Translation

        Foreign revenues and expenses are translated at average exchange rates. Foreign assets and liabilities are translated at year-end exchange rates. Net foreign exchange gains and losses on translation are reported in stockholders' equity, in accumulated other comprehensive income or loss ("OCI"), net of applicable deferred income taxes. The effect of foreign exchange gains and losses on the consolidated statements of income, including derivative hedging losses of $36 million in 2008 and $3 million in 2006 and gains of $16 million in 2007, were gains of $18 million and $11 million in 2008 and 2007, respectively, and losses of $13 million in 2006.

Changes in Accounting Principles

Uncertain Tax Positions

        Aon adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarified the accounting for uncertainty in income taxes which are recognized in a company's financial statements in accordance with Statement No. 109. FIN 48 prescribes recognition and measurement provisions for a tax position taken, or expected to be taken, in a company's tax return. As a result of the implementation of FIN 48, Aon did not recognize any material adjustments in the liability for unrecognized tax benefits. See Note 11 for further discussion of the effect of adopting FIN 48 on the Company's consolidated financial statements.

Fair Value

        Aon adopted FASB Statement No. 157, Fair Value Measurements and Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities as of January 1, 2008. Both standards address aspects of fair-value accounting. Statement No. 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair-value measurements. Under Statement No. 159, the Company has the ability to elect to report most financial instruments and certain other items at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of an eligible financial asset, financial liability, or firm commitment or when certain specified reconsideration events occur. The fair value election may not be revoked once an election is made. The implementation of Statement No. 157 did not have a material impact on the consolidated financial statements. When adopting Statement No. 159, the Company did not elect to report any additional financial instruments at fair value. See Note 16 for further discussion of the effect of adopting Statement No. 157 on the Company's consolidated financial statements.

Credit Derivatives and Certain Guarantees

        In September 2008, the FASB issued Staff Position No. FAS 133-1 and FIN 45-4 ("FSP FAS 133-1 and FIN 45-4"), Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. This FSP (1) requires disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument (2) requires an additional disclosure about the current status of the payment/performance risk of a guarantee and (3) clarifies the FASB's intent about the effective date of Statement No. 161. The provisions of the FSP that amend Statement No. 133 and Interpretation No. 45 are effective for reporting periods ending after November 15, 2008. The clarification of the effective date of Statement No. 161 is effective upon issuance of the FSP. The Company's disclosures pertaining to its reinsurance guarantee are included in Note 7.

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations ("Statement No. 141(R)") and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141(R) replaces Statement No. 141 and applies to all transactions or other events in which an entity obtains control over one or more businesses. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Business combinations achieved in stages require recognition of the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values. Statement No. 141(R) also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, and requires direct acquisition costs to be expensed. In addition, Statement No. 141(R) provides certain changes to income tax accounting for business combinations which applies to both new and previously existing business combinations.

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

        In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement changes disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a Company's financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. Aon is currently evaluating this Statement to determine the extent of disclosures that will be necessary.

        In May 2008, the FASB issued Staff Position APB14-1 ("FSP APB14-1"), Accounting for Convertible Instruments That May Be Settled in Cash upon Conversion. The FSP requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the liability and equity components of the instrument in a manner that reflects the issuer's nonconvertible debt borrowing rate. FSP APB14-1 is effective for Aon in 2009. The FSP requires retrospective application to all periods presented. Aon is currently evaluating the FSP to determine what impact, if any, it will have on its consolidated financial statements.

        In June 2008, the FASB issued Staff Position EITF 03-6-1 ("FSP EITF 03-6-1"), Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. The staff position holds that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are "participating securities" as defined in EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and therefore should be included in computing earnings per share using the two class method. Certain of Aon's restricted stock awards allow the holder to receive a nonforfeitable dividend equivalent. FSP EITF 03-6-1 is effective for Aon in 2009. All prior periods earnings per share data that are disclosed must be adjusted to conform to the current presentation. Early application is not permitted. Aon is currently evaluating the FSP to determine what impact it will have on its consolidated financial statements.

        In December 2008, the FASB issued Staff Position FAS 132(R)-1 ("FSP FAS 132(R)-1"), Employers' Disclosures about Postretirement Benefit Plan Assets, which amends Statement No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The staff position requires that for plan assets, disclosures should be made as to how investment allocation decisions are made, disclose separately for pension plans and other postretirement plans the fair value of each major category of plan assets based on the nature and risks of assets in the plans, and disclose information that enables users to assess the inputs and valuation techniques used to develop fair value measurements of plan assets. FSP EITF 132(R)-1 is effective for Aon's 2009 annual report. Aon is currently evaluating the FSP to determine what additional disclosures will be necessary to comply with the staff position.

3.    Net Income Per Share

        Income per share is calculated as follows (in millions except per share data):

	2008	2007	2006

Income from continuing operations	$621	$662	$489
Income from discontinued operations, net of tax	841	202	230
Cumulative effect of a change in accounting principle, net of tax	—	—	1

Net income for basic income per share calculation	1,462	864	720
Interest expense on convertible debt securities, net of tax	—	5	7

Net income for diluted income per share calculation	$1,462	$869	$727

Basic shares outstanding	285	298	317
Effect of convertible debt securities	—	11	14
Common stock equivalents	16	14	11

Diluted potential common shares	301	323	342

Basic net income per share:
Continuing operations	$2.18	$2.23	$1.54
Discontinued operations	2.94	0.67	0.73
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Net income	$5.12	$2.90	$2.27

Diluted net income per share:
Continuing operations	$2.06	$2.07	$1.45
Discontinued operations	2.80	0.62	0.68
Cumulative effect of a change in accounting principle, net of tax	—	—	—

Net income	$4.86	$2.69	$2.13

Antidilutive employee stock options	3	5	8

4.    Net Property and Equipment

        The components of net property and equipment are as follows (in millions):

As of December 31	2008	2007

Software	$485	$605
Leasehold improvements	358	412
Furniture, fixtures and equipment	254	259
Computer equipment	222	224
Land and buildings	76	88
Automobiles and aircraft	39	41
Capital in progress	4	14

	1,438	1,643
Less: Accumulated depreciation	987	1,146

Property and equipment, net	$451	$497

        Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $157 million, $154 million and $184 million, respectively.

5.    Business Combinations

Benfield

        On November 28, 2008, Aon completed the acquisition of the shares of Benfield Group Limited ("Benfield"), a leading independent reinsurance intermediary, with more than 50 locations worldwide. The Company purchased all of the outstanding shares of common and preferred stock of Benfield for $1,281 million in cash. The total cost of the acquisition also includes direct costs of the transaction totaling $32 million. Benfield is known for its client service, analytic capability and innovation. As a result of the merger, Aon believes that it will add to its capabilities in developing markets around the world, its use of global analytics, modeling and client facing technologies as well as increase and expand its client relationships. The results of Benfield's operations are included in the Company's consolidated financial statements since the date of closing.

        In connection with the acquisition, the Company recorded goodwill and other intangibles of $1.1 billion and $583 million, respectively, all of which is reported within the Risk and Insurance Brokerage Services segment. None of the goodwill is deductible for tax purposes. Of the acquired intangible assets, $128 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $453 million were assigned to customer relationships, and $2 million was assigned to non-competition agreements, which are being amortized over weighted average useful lives of 12 and 1 years, respectively.

        The preliminary estimated fair values of assets acquired and liabilities assumed at the merger date are as follows (in millions):

Assets:
Current Assets
Cash	$309
Short-term investments	67
Fiduciary assets	1,935
Receivables and other current assets	171

Total Current Assets	2,482
Goodwill	1,064
Other intangible assets	583
Fixed assets, long-term investments and other non-current assets	126

Total Assets	$4,255

Liabilities:
Current Liabilities
Fiduciary liabilities	$1,935
Short-term debt	323
Accounts payable and accrued liabilities	128
Other current liabilities	170

Total Current Liabiities	2,556
Deferred tax liabilities	127
Other non-current liabilities	259

Total Liabilities	$2,942

Equity	$1,313

        The Company is in the process of obtaining third-party valuations for certain amounts; thus, the allocation of the purchase price is subject to refinement.

        The following unaudited pro forma consolidated results of operations assume that the merger of Benfield was completed as of January 1 for each of the fiscal years shown below (in millions, except per share amounts):

	2008	2007

Revenue	$8,283	$7,994

Income from Continuing Operations	$646	$712

Net Income	$1,487	$914

Earnings per Share:
Basic	$5.21	$3.07

Diluted	$4.94	$2.85

        Pro forma data may not be indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results. The pro forma financial information include adjustments to historical Benfield numbers to conform their results to U.S. GAAP from International Financial Reporting Standards and amortization charges from acquired intangibles and related tax effects.

Other acquisitions

        In 2008, 2007 and 2006, Aon completed a number of acquisitions, primarily related to its insurance brokerage operations. The following table includes the aggregate amounts paid and intangible assets recorded as a result of the acquisitions. Amounts paid include cash paid for current year's acquisitions as well as installment payments made during the year for previous years' acquisitions. Estimated fair values of assets acquired and liabilities assumed are subject to adjustment when purchase accounting is finalized.

(millions)	Years ended December 31	2008	2007	2006

Cash paid		$105	$251	$138

Intangible assets:
Goodwill		$28	$149	$122
Other intangible assets		84	92	66

Total		$112	$241	$188

        Internal funds and short-term borrowings financed these acquisitions.

        The results of operations of these acquisitions are included in the consolidated financial statements from the dates they were acquired. These acquisitions would not produce a materially different result if they had been reported from the beginning of the period.

6.    Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Goodwill is not amortized but is instead subject to impairment testing at least annually. The impairment testing requires Aon to compare the fair value of its reporting units to their carrying value to determine if there is potential impairment of goodwill. If the fair value of a reporting unit is less than its carrying value at the valuation date, an impairment loss would be recorded to the extent that the implied fair value of the goodwill within the reporting unit is less than the recorded amount of goodwill. Fair value is estimated based on various valuation approaches. In the fourth quarter 2008 and 2007, Aon completed its annual impairment review that affirmed there was no impairment as of October 1 (the annual evaluation date). There were no events or circumstances that required a re-evaluation of goodwill for impairment at December 31, 2008.

        When a business entity is sold, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included.

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2008 and 2007, respectively, are as follows (in millions):

	Risk and Insurance Brokerage Services	Consulting	Total

Balance as of January 1, 2008	$4,527	$388	$4,915
Goodwill acquired	1,099	1	1,100
Goodwill related to disposals	(5)	—	(5)
Foreign currency revaluation	(362)	(11)	(373)

Balance as of December 31, 2008	$5,259	$378	$5,637

Balance as of January 1, 2007	$4,122	$379	$4,501
Goodwill acquired	155	1	156
Goodwill related to disposals	(11)	—	(11)
Foreign currency revaluation	261	8	269

Balance as of December 31, 2007	$4,527	$388	$4,915

        Other intangible assets are classified into three categories:

  •
  "Trademarks," which are not subject to amortization,

  •
  "Customer Related and Contract Based" include client lists as well as non-compete covenants, and

  •
  "Marketing, Technology and Other" are all other purchased intangibles not included in the preceding categories.

        Other intangible assets by asset class are as follows (in millions):

	Trademarks	Customer Related and Contract Based	Marketing, Technology and Other	Total

As of December 31, 2008
Gross carrying amount	$128	$697	$331	$1,156
Accumulated amortization	—	180	197	377

Net carrying amount	$128	$517	$134	$779

As of December 31, 2007
Gross carrying amount	$—	$206	$332	$538
Accumulated amortization	—	168	166	334

Net carrying amount	$—	$38	$166	$204

        The cost of other intangible assets is being amortized over a range of 1 to 12 years, with a weighted average original life of 10 years. Aon reviews intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that its carrying amount may not be recoverable. When impairment indicators arise, Aon assesses the recoverability of its intangible assets through an analysis of expected future cash flows.

        The estimated future amortization for intangible assets as of December 31, 2008 is as follows (in millions):

2009	$93
2010	92
2011	87
2012	74
2013	63
Thereafter	242

$651

7.    Disposal of Operations

Continuing Operations

        In December 2008, Aon signed a definitive agreement to sell the U.S. operations of the premium finance business of Cananwill. Cananwill's results are included in the Risk and Insurance Brokerage Services segment. This disposition was completed in February 2009. A pretax loss of $5 million was recorded in 2008, which is included in other expense (income) in the consolidated statements of income. This disposal did not meet the criteria for discontinued operations reporting. Aon may receive up to $10 million from the buyer over the next two years based on the amount of insurance premiums and related obligations financed by the buyer over such period that are generated from certain of Cananwill's producers.

        Aon also sold four other, smaller operations. Total pretax gains of $13 million were recognized on these sales, which are included in other expense (income) in the consolidated statements of income.

        In 2007, Aon sold Media Professionals, Inc. and two other, smaller operations, which were included in the Risk and Insurance Brokerage Services segment. Total pretax gains of $32 million were recognized on these sales, which are included in other expense (income) in the consolidated statements of income. Also in 2007, Aon sold 25% of its Botswana subsidiary, which is included in the Risk and Insurance Brokerage Services segment. A pretax gain of $4 million was recognized on the sale, which is included in other expense (income) in the consolidated statements of income. These disposals did not meet the criteria for discontinued operations reporting.

Discontinued Operations

Property and Casualty Operations

        In January 2009, the Company reached a definitive agreement to sell FFG Insurance Company ("FFG"), Atlanta International Insurance Company ("AIIC") and Citadel Insurance Company ("Citadel") (together the "P&C operations"). FFG and Citadel are property and casualty insurance operations that were in runoff and had been previously included in unallocated income and expense in Aon's segment information. Operating results for these units have been reclassified to discontinued operations for all periods presented. AIIC is a property and casualty insurance operation that was previously reported in discontinued operations. The sale is subject to various closing conditions and is expected to be completed in the first half of 2009. At closing, the P&C operations are required to have $200 million of statutory surplus. Aon anticipates incurring a pretax loss of approximately $191 million on the sale of these operations, which has been recorded in 2008 in income from discontinued operations.

        The P&C operations have reinsurance agreements to both cede and assume reinsurance. As of November 30, 2006, in connection with the sale of Aon Warranty Group ("AWG'), Aon sold Virginia Surety Company ("VSC"). VSC remains liable to policyholders to the extent reinsurers of the property and casualty businesses do not meet their obligations. In connection with the AWG sale, Aon provided an indemnification which protects the purchaser from credit exposure related to the property and casualty balances that were reinsured. These reinsurance recoverables amount to $649 million at December 31, 2008. Trust balances and letters of credit offsetting these reinsurance recoverables totaled approximately $145 million at December 31, 2008. The balance of the liability was $9 million at December 31, 2008, reflecting the estimated fair value of this indemnification. The Company is not aware of any event of default by any reinsurer which would require it to satisfy the indemnification. In conjunction with the sale of the P&C operations, the buyer will assume the guarantee with respect to these reinsurance balances.

AIS Management Corporation

        In 2008, Aon reached a definitive agreement to sell AIS Management Corporation ("AIS"), which was previously included in the Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for approximately $120 million in cash at closing, plus a potential earn-out of up to $35 million payable over the two years following the completion of the agreement. The disposition was completed in January 2009. The Company anticipates recognizing a pretax gain of approximately $85 million from the sale of AIS in first quarter 2009.

Accident, Life & Health Operations

        In 2007, the Company announced that it had signed separate definitive agreements to sell its Combined Insurance Company of America ("CICA") and Sterling Life Insurance Company ("Sterling") subsidiaries. These two subsidiaries were previously included in the Company's former Insurance Underwriting segment. On April 1, 2008, the CICA business was sold to ACE Limited and Sterling was sold to Munich Re Group. After final adjustments, Aon received $2,525 million in cash for CICA and $341 million in cash for Sterling. Additionally, CICA paid a $325 million dividend to Aon before the sale transaction was completed. A pretax gain of $1.4 billion was recognized on the sale of these businesses, which include the reversal of the cumulative translation adjustment account (related to selling CICA's foreign entities) of $134 million.

Other Disposals

        In 2006, Aon sold the following businesses:

  •
  AWG and its worldwide warranty and credit operations, which was previously included in the Company's former Insurance Underwriting segment.

  •
  Construction Program Group ("CPG"), a managing general underwriter whose policies were underwritten by Aon's property and casualty operation. Results of CPG were previously included in both the Risk and Insurance Brokerage Services and the Company's former Insurance Underwriting segments.

        The operating results of all these businesses are classified as discontinued operations, and prior years' operating results have been reclassified to discontinued operations, as follows (in millions):

Years ended December 31	2008	2007	2006

Revenues:
CICA and Sterling	$677	$2,502	$2,073
AIS	92	102	98
AWG	—	—	1,115
CPG	—	—	242
P&C Operations	6	10	13
Other	—
Total revenues	$775	$2,614	$3,541

Pretax income (loss):
Operations:
CICA and Sterling	$66	$323	$257
AIS	(10)	25	21
AWG	—	—	94
CPG	—	—	11
P&C Operations	—	(11)	(86)
Other	—
	56	340	308
Gain (loss) on sale:
CICA and Sterling	1,403	—	—
AWG	(3)	(12)	16
CPG	—	2	27
P&C Operations	(191)	—	—
Other	(9)	—	3

	1,200	(10)	46

Total pretax gain	$1,256	$330	$354

After-tax income:
Operations	$30	$199	$221
Sale	811	3	9

Total	$841	$202	$230

        In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Aon has reclassified the assets and liabilities of all of these businesses to assets held-for-sale and liabilities held-for-sale, respectively, in both the December 31, 2008 and 2007 consolidated statements of financial position.

        The assets and liabilities reported as held-for-sale are as follows (in millions):

	As of December 31

(millions)	2008	2007

Assets:
Investments:
Fixed maturities	$104	$2,911
All other investments	68	486
Receivables	24	71
Reinsurance recoverables	—	358
Deferred policy acquisition costs	—	594
Property and equipment and other assets	41	181

Total assets	$237	$4,601

Liabilities:
Policy liabilities:
Future policy benefits	$—	$1,870
Policy and contract claims	122	602
Unearned premium reserves and other	5	300
General expenses and other liabilities	19	405

Total liabilities	$146	$3,177

Equity:
Invested equity	$87	$1,381
Net unrealized investment gains (losses)	4	(22)
Net foreign exchange translation	—	65

Total equity	$91	$1,424

8.    Restructuring

Aon Benfield Restructuring Plan

        In fourth quarter 2008, the Company announced a global restructuring plan in conjunction with its acquisition of Benfield ("Aon Benfield Plan"). The restructuring plan, which will continue through the end of 2011, is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 500 to 700 job eliminations. Additionally, duplicate space and assets will be abandoned. The Aon Benfield Plan is accounted for in accordance with Emerging Issues Task Force (EITF) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. In connection with these restructuring activities and as part of the Benfield purchase price allocation, the Company has established liabilities, primarily for severance and excess facilities. As required by EITF Issue No. 95-3, the Company will finalize its restructuring plans no later than one year from the date of the acquisition. Upon finalization of the restructuring plans or settlement of obligations for less than the expected amount, any excess liabilities will be reversed with a corresponding decrease in goodwill.

        The following summarizes the estimated restructuring costs related to the merger and integration of Benfield (in millions):

	Purchase Price Allocation	Operations	Total

Workforce reduction	$74	$52	$126
Lease consolidation	28	21	49
Asset impairments	—	8	8
Other costs	2	—	2

Total	$104	$81	$185

        All of the components of the restructuring plan are not finalized and actual savings, total costs and timing may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and to foreign exchange rates.

2007 Restructuring Plan

        In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients ("2007 Plan"). The 2007 Plan includes an estimated 3,900 job eliminations beginning in the third quarter of 2007 and continuing into 2009. The Company also expects to close or consolidate several offices resulting in sublease losses or lease buy-outs. The Company estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $550 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying consolidated statements of income. The Company expects the restructuring and related expenses to affect continuing operations through the end of 2009.

        Below is a summary of 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative (in millions):

	Actual
	2007	2008	Incurred to Date	Estimated Total (1)

Workforce reduction	$17	$166	$183	$330
Lease consolidation	22	38	60	134
Asset impairments	4	18	22	45
Other costs associated with restructuring	3	29	32	41

Total restructuring and related expenses	$46	$251	$297	$550

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

        The following is a summary of actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment (in millions):

	Actual
	2007	2008	Incurred to Date	Estimated Total

Risk and Insurance Brokerage Services	$41	$234	$275	$503
Consulting	5	17	22	47

Total restructuring and related expenses	$46	$251	$297	$550

        As of December 31, 2008, the Company's liabilities for the 2007 Plan are as follows (in millions):

Balance at January 1, 2007	$—
Expensed in 2007	42
Cash payments in 2007	(17)

Balance at December 31, 2007	25
Expensed in 2008	233
Cash payments in 2008	(148)
Foreign exchange translation	(9)

Balance at December 31, 2008	$101

2005 Restructuring Plan

        In 2005, the Company commenced a restructuring that resulted in cumulative pretax charges totaling $369 million, including workforce reductions, lease consolidation costs, asset impairments and other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying consolidated statements of income.

        The following is a summary of the restructuring and related expenses incurred by type (in millions):

	2005	2006	2007	2008	Total

Workforce reduction	$116	$116	$21	$—	$253
Lease consolidation	20	27	13	3	63
Asset impairments	17	12	3	—	32
Other costs associated with restructuring	5	12	4	—	21

Total restructuring and related expenses	$158	$167	$41	$3	$369

        The following is a summary of the restructuring and related expenses incurred by segment (in millions):

	2005	2006	2007	2008	Total

Risk and Insurance Brokerage Services	$143	$136	$33	$3	$315
Consulting	8	20	6	—	34
Unallocated	4	3	—	—	7

Total restructuring and related expenses — continuing operations	155	159	39	3	356
Discontinued operations	3	8	2	—	13

Total restructuring and related expenses	$158	$167	$41	$3	$369

        The following table sets forth the activity related to the 2005 restructuring plan liabilities (in millions):

Balance at January 1, 2006	$116
Expensed in 2006	155
Cash payments in 2006	(141)
Foreign currency revaluation	4

Balance at December 31, 2006	134
Expensed in 2007	38
Cash payments in 2007	(110)
Foreign exchange translation	1

Balance at December 31, 2007	63
Expensed in 2008	3
Cash payments in 2008	(34)
Foreign exchange translation	(4)

Balance at December 31, 2008	$28

        Aon's unpaid restructuring liabilities are included in both accounts payable and accrued liabilities and other non-current liabilities in the consolidated statements of financial position.

9.    Investments

        Aon's other investments are as follows (in millions):

As of December 31	2008	2007

Fixed maturities	$20	$9
PEPS I preferred stock	101	168
Cost method investments	114	59
Equity method investments	84	79
Other investments	13	17

Total investments	$332	$332

PEPS I Preferred Stock

        In 2001, Aon sold the vast majority of its limited partnership (LP) portfolio, valued at $450 million, to PEPS I, a QSPE. The common stock interest in PEPS I is held by a limited liability company which is owned by Aon (49%) and by a charitable trust, which is not controlled by Aon (51%). Aon does not include the assets and liabilities or operations of PEPS I in its consolidated financial statements. Approximately $171 million of investment grade fixed-maturity securities were sold by PEPS I to unaffiliated third parties. PEPS I then paid Aon $171 million in cash and issued to Aon an additional $279 million in fixed-maturity and preferred stock securities.

        As part of this transaction, Aon is required to purchase from PEPS I additional securities equal to the unfunded limited partnership commitments, as they are requested. These securities are rated below investment grade. Aon funded $2 million of commitments in both 2008 and 2007. As of December 31, 2008, the unfunded commitments were $42 million. The commitments have specific expiration dates and the partners may decide not to draw on these commitments.

        Prior to 2007, income distributions received from PEPS I were limited to interest payments on PEPS I debt instruments. Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and began to pay preferred income distributions to Aon. Whether Aon receives additional preferred returns will depend on the performance of the underlying limited partnership interests, which is expected to vary from period to period. Aon does not control the timing of the distribution. In 2008 and 2007, Aon received $32 million and $61 million, respectively, of income distributions from PEPS I, which are included in investment income. Aon did not receive any distributions in 2006.

        The components of investment income are as follows (in millions):

Years ended December 31	2008	2007	2006

Short-term investments	$241	$226	$192

Fixed maturities (1)	1	2	2

Other investments:
Interest, dividend and other income	28	61	—
Endurance — warrants	—	—	(14)
Net gains (1)	—	12	38

Total	28	73	24

Gross investment income	270	301	218
Less: investment expenses	5	8	5

Investment income	$265	$293	$213

(1)
Includes other-than-temporary impairment write-downs of $2 million and $1 million in 2007 and 2006, respectively. There were no impairments in 2008.

Endurance warrants

        Aon previously held investments in 4.1 million common stock purchase warrants in Endurance Specialty Holdings, Ltd. ("Endurance"). The warrants were recorded in the financial statements at fair value, with changes in fair value included in investment income. In March 2006, Aon contributed all of the Endurance warrants to its U.K. pension plans. The change in the fair value was included in income and was a decrease of $14 million in 2006.

10.  Debt and Lease Commitments

Debt

        The following is a summary of outstanding debt (in millions):

As of December 31	2008	2007

8.205% junior subordinated deferrable interest debentures, due January 2027	$726	$726
5.05% CAD 375 debt securities due April 2011	307	382
7.375% debt securities, due December 2012	224	224
Euro credit facility	605	795
Notes payable, due in varying installments, with interest at 1% to 6.3%	13	16
Globe Re term loans, with interest at 4% to 12.5%	100	—
Other	2	2

Total debt	1,977	2,145

Less short-term debt	105	252

Total long-term debt	$1,872	$1,893

        Aon created Aon Capital A, a wholly-owned statutory business trust, for the purpose of issuing mandatorily redeemable preferred capital securities ("Capital Securities"). Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (subordinated debt) to Aon Capital A. The Capital Securities are subject to mandatory redemption on January 1, 2027 (upon the maturity of the subordinated debt) or are redeemable in whole, but not in part, at the option of Aon (through its prepayment of the subordinated debt) upon the occurrence of certain events. Interest is payable semi-annually on the Capital Securities. Aon determined that it is not the primary beneficiary of Aon Capital A, VIE, and, in accordance with FIN 46(R), Aon recorded long-term debt for the subordinated debt of $726 million.

        In 2006, an indirect wholly-owned subsidiary of Aon issued CAD 375 million of 5.05% senior unsecured debentures due in April 2011. The principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon.

        Certain of Aon's European subsidiaries have a €650 million (U.S. $912 million) multi-currency revolving loan credit facility. This facility will mature in October 2010. Commitment fees of 8.75 basis points are payable on the unused portion of the facility. At December 31, 2008, Aon has borrowed €431 million ($605 million) under this facility. At December 31, 2007, €376 million and $250 million were borrowed. At December 31, 2007, $250 million of the Euro facility was classified as short-term debt in the consolidated statements of financial position. Aon has guaranteed the obligations of its subsidiaries with respect to this facility.

        Aon maintains a $600 million, 5-year U.S. committed bank credit facility to support commercial paper and other short-term borrowings, which expires in February 2010. This facility permits the issuance of up to $150 million in letters of credit. At December 31, 2008 and 2007, Aon had $20 million in letters of credit outstanding. Based on Aon's current credit ratings, commitment fees of 15 basis points are payable on the unused portion of the facility.

        For both the U.S. and Euro facilities, Aon is required to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1. Aon was in compliance with all debt covenants as of December 31, 2008.

        Aon also has a €25 million ($35 million) 364-day facility available.

        Outstanding debt securities, including Aon Capital A's, are not redeemable by Aon prior to maturity. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities.

        Repayments of long-term debt are as follows (in millions):

2010	$610
2011	308
2012	226
2013	1
Thereafter	727

$1,872

        Other information related to Aon's debt is as follows:

Years ended December 31	2008	2007	2006

Interest paid (millions)	$125	$147	$130
Weighted-average interest rates — short-term borrowings	4.5%	5.1%	4.4%

Lease Commitments

        Aon has noncancelable operating leases for certain office space, equipment and automobiles. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 86% of Aon's lease obligations are for the use of office space.

        Rental expenses for operating leases are as follows (in millions):

	2008	2007	2006

Rental expense	$363	$408	$383
Sub lease rental income	55	40	33

Net rental expense	$308	$368	$350

        At December 31, 2008, future minimum rental payments required under operating leases for continuing operations that have initial or remaining noncancelable lease terms in excess of one year, net of sublease rental income, most of which pertain to real estate leases, are as follows (in millions):

2009	$288
2010	250
2011	228
2012	214
2013	197
Thereafter	590

11.  Income Taxes

        Aon and its principal domestic subsidiaries are included in a consolidated federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations before provision for income tax and the provision for income tax consist of the following (in millions):

Years ended December 31	2008	2007	2006

Income from continuing operations before provision for income tax:
U.S.	$129	$215	$71
International	734	795	657

Total	$863	$1,010	$728

Provision for income tax:
Current:
U.S. federal	$44	$61	$70
U.S. state and local	21	15	32
International	210	207	197

Total current	275	283	299

Deferred (credit):
U.S. federal	(15)	(1)	(57)
U.S. state and local	(2)	1	(19)
International	(16)	65	16

Total deferred	(33)	65	(60)

Provision for income tax	$242	$348	$239

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

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the consolidated financial statements is as follows:

Years ended December 31	2008	2007	2006

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.4	1.0	1.1
Taxes on international operations	(13.8)	(4.9)	(4.5)
Nondeductible expenses	4.3	2.3	2.5
Adjustments to prior year tax requirements	0.4	(1.0)	0.2
Deferred tax adjustments, including statutory rate changes	0.2	1.3	(0.6)
Other — net	0.5	0.8	(0.9)

Effective tax rate	28.0%	34.5%	32.8%

        The components of Aon's deferred tax assets and liabilities are as follows (in millions):

As of December 31	2008	2007

Deferred tax assets
Employee benefit plans	$842	$579
Other accrued expenses	230	108
Net operating loss and tax credit carryforwards	145	174
Investment basis differences	62	76
Other	33	33

	1,312	970
Valuation allowance on deferred tax assets	(39)	(46)

Total	1,273	924

Deferred tax liabilities:
Intangibles	(381)	(184)
Deferred revenue	(40)	(50)
Other accrued expenses	(27)	(35)
Unrealized investment gains	(27)	(66)
Unrealized foreign exchange gains	(15)	(105)
Other	(10)	(27)

Total	(500)	(467)

Net deferred tax asset	$773	$457

        Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the consolidated statements of financial position as follows (in millions):

	2008	2007

Deferred tax assets — current	$106	$41
Deferred tax assets — non-current	795	529
Deferred tax liabilities — current	(10)	(4)
Deferred tax liabilities — non-current	(118)	(109)

Net deferred tax asset	$773	$457

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances decreased by $7 million in 2008, attributable largely to the periodic reconciliation of previous provisions to filed or audited and agreed tax returns and to the assessment of the potential future utilization of certain international loss carryforwards. Although future earnings cannot be predicted with certainty, management believes that the realization of the net deferred tax asset is more likely than not.

        Aon recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation as follows: 2008 — $45 million; 2007 — $40 million; and 2006 — $24 million.

        U.S. deferred income taxes are not provided on unremitted foreign earnings that are considered permanently reinvested, which at December 31, 2008 amounted to approximately $2.1 billion. It is not practicable to determine the income tax liability that might be incurred if all such earnings were remitted to the U.S. due to foreign tax credits and exclusions that may become available at the time of remittance.

        At December 31, 2008, Aon had domestic federal operating loss carryforwards of $8 million that will expire at various dates from 2009 to 2023, state operating loss carryforwards of $555 million that will expire at various dates from 2009 to 2027, and foreign operating and capital loss carryforwards of $350 million and $79 million, respectively, nearly all of which are subject to indefinite carryforward.

        The amount of income taxes paid in 2008, 2007 and 2006 was $696 million, $195 million and $536 million, respectively.

Uncertain Tax Provisions

        As described in Note 2, the Company adopted FIN 48 on January 1, 2007. The effect of adopting FIN 48 was not material to the Company's financial statements.

        The following is a reconciliation of the Company's beginning and ending amount of unrecognized tax benefits (in millions):

	2008	2007

Balance at January 1	$70	$53
Additions based on tax positions related to the current year	5	4
Additions for tax positions of prior years	12	24
Reductions for tax positions of prior years	(11)	(6)
Settlements	(4)	(5)
Lapse of statute of limitations	(1)	—
Acquisitions	21	—
Foreign currency translation	(6)	—

Balance at December 31	$86	$70

        As of December 31, 2008, $69 million of unrecognized tax benefits would impact the effective tax rate if recognized. Aon does not expect the unrecognized tax positions to change significantly over the next twelve months.

        The Company recognizes penalties and interest related to unrecognized income tax benefits in its provision for income taxes. Aon accrued potential penalties of $3 million and less than $1 million during 2008 and 2007, respectively, and interest of less than $1 million in both 2008 and 2007, related to unrecognized tax positions. As of December 31, 2008 and 2007, Aon has recorded a liability for penalties of $4 million and $1 million, respectively, and for interest of $14 million and $7 million, respectively. Interest accrued related to 2008 acquisitions was $6 million.

        Aon and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and international jurisdictions. Aon has substantially concluded all U.S. federal income tax matters for years through 2006. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2002. Aon has concluded income tax examinations in its primary international jurisdictions through 2002.

12.  Stockholders' Equity

Common Stock

        In 2005, Aon's Board of Directors authorized the repurchase of up to $1 billion of Aon's common stock. In 2006, the Board increased that amount to $2 billion. In December 2007, the Board increased the authorization amount to $4.6 billion. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital. Any repurchased shares will be available for employee stock plans and for other corporate purposes. In 2008, Aon repurchased 42.6 million shares at a cost of $1.9 billion. In 2007, the Company repurchased 19.1 million shares at a cost of $751 million. In 2006, the Company repurchased 28.4 million shares at a cost of $1,048 million.

        In connection with the acquisition of two entities controlled by Aon's then-Chairman and Chief Executive Officer in 2001, Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance.

        In 2008, Aon issued 0.4 million new shares of common stock for employee benefit plans. In addition, Aon reissued 9.1 million shares of treasury stock for employee benefit programs and 0.3 million shares in connection with employee stock purchase plans.

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

Dividends

        During 2008, 2007 and 2006, Aon paid dividends on its common stock of $171 million, $176 million and $189 million, respectively. Dividends paid per common share were $0.60 for the years ended December 31, 2008, 2007 and 2006.

Statutory Capital

        State insurance laws and regulations prescribe accounting practices for determining statutory capital and surplus and net income for insurance companies and require, among other matters, the filing of financial statements prepared in accordance with statutory accounting practices prescribed or permitted for insurance companies. State insurance laws and regulations in the U.S. also require the maintenance of a minimum capital and surplus based on various factors. In 2008, Aon's insurance companies included only the run-off P&C operations. In 2007 and 2006, CICA and Sterling were also included. At December 31, 2008, the Company's insurance subsidiaries were in compliance with these minimum requirements. Statutory capital and surplus of the insurance subsidiaries were $62 million and $971 million at December 31, 2008 and 2007, respectively. Statutory net income of the insurance subsidiaries was $2 million, $259 million and $206 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Comprehensive Income (loss)

        The components of other comprehensive income (loss) and the related tax effects are as follows (in millions):

Year ended December 31, 2008	Pretax	Income Tax Benefit	Net of Tax

Net derivative losses arising during the year	$(46)	$16	$(30)
Reclassification adjustment	(11)	4	(7)

Net change in derivative losses	(57)	20	(37)
Increase (decrease) in unrealized gains/losses	(63)	20	(43)
Reclassification adjustment	36	(13)	23

Net change in unrealized investment losses	(27)	7	(20)
Net foreign exchange translation	(343)	161	(182)
Net post-retirement benefit obligation	(823)	326	(497)

Total other comprehensive loss	$(1,250)	$514	$(736)

Year ended December 31, 2007	Pretax	Income Tax Benefit	Net of Tax

Net derivative gains arising during the year	$29	$(9)	$20
Reclassification adjustment	(16)	5	(11)

Net change in derivative gains	13	(4)	9
Increase (decrease) in unrealized gains/losses	(19)	9	(10)
Reclassification adjustment	20	(7)	13

Net change in unrealized investment gains	1	2	3
Net foreign exchange translation	300	(134)	166
Net post-retirement benefit obligation	173	(67)	106

Total other comprehensive income	$487	$(203)	$284

Year ended December 31, 2006	Pretax	Income Tax Benefit	Net of Tax

Net derivative gains arising during the year	$31	$(12)	$19
Reclassification adjustment	11	(4)	7

Net change in derivative gains	42	(16)	26
Increase (decrease) in unrealized gains/losses	10	(3)	7
Reclassification adjustment	19	(5)	14

Net change in unrealized investment gains	29	(8)	21
Net foreign exchange translation	238	(1)	237
Net additional minimum pension liability	321	(111)	210

Total other comprehensive income	$630	$(136)	$494

        The pretax changes in net unrealized investment gains (losses), which include investments reported as assets held-for sale, are as follows (in millions):

Years ended December 31	2008	2007	2006

Fixed maturities	$34	$18	$(10)
Equity securities	4	—	(3)
Other investments	(65)	(17)	42

Total	$(27)	$1	$29

        The components of accumulated other comprehensive loss, net of related tax, are as follows (in millions):

As of December 31	2008	2007	2006

Net derivative gains (losses)	$(13)	$24	$15
Net unrealized investment gains	56	76	73
Net foreign exchange translation	102	284	118
Postretirement plans	(1,607)	(1,110)	(1,216)

Accumulated other comprehensive loss	$(1,462)	$(726)	$(1,010)

        The components of net unrealized investment gains, which include investments reported as assets held-for-sale, are as follows (in millions):

As of December 31	2008	2007	2006

Fixed maturities	$3	$(31)	$(49)
Equity securities	—	(4)	(4)
Other investments	85	150	167
Deferred taxes	(32)	(39)	(41)

Net unrealized investment gains	$56	$76	$73

13.  Employee Benefits

Defined Contribution Savings Plans

        Aon subsidiaries maintain defined contribution savings plans for the benefit of its U.S. and U.K. employees. The expense recognized for these plans, which is included in compensation and benefits and discontinued operations in the accompanying consolidated statements of income, is as follows (in millions):

	2008	2007	2006

U.S.	$37	$49	$49
U.K.	40	37	19

	$77	$86	$68

Pension and Other Post-retirement Benefits

        Aon sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually; the life insurance and pension plans are noncontributory.

        The Company's U.S., U.K. and Canadian plans are closed to new entrants. Effective January 1, 2009, the Company's Netherlands plan was also closed to new entrants. Effective April 1, 2009, the Company will cease crediting future benefits relating to salary and service in its U.S. defined benefit pension plan. This change will affect approximately 6,000 active employees covered by the U.S. plan. For those employees, the Company will increase its contribution to the defined contribution savings plan. Effective January 1, 2007, future benefits in the Company's U.S. defined benefit pension plan were calculated based on a "career average pay" formula instead of a "final average pay" formula. Effective March 31, 2007, the Company ceased crediting future benefits relating to salary and service in its U.K. defined benefit pension plans. The change affected approximately 1,700 active employees covered by the U.K. plans.

Pension Plans

        The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2008 and 2007 and a statement of the funded status as of December 31, 2008 and 2007, for the U.S. plans and material international plans, which are located in the U.K., the Netherlands and Canada. These plans represent approximately 95% of the Company's pension obligations. The Company will retain the obligations and assets related to the participation of CICA and Sterling employees in the Company's U.S. and Canadian pension plans.

	U.S.		International

(millions)	2008	2007	2008	2007

Change in projected benefit obligation
Beginning of period	$1,677	$1,706	$5,298	$5,239
Service cost	39	50	23	35
Interest cost	107	99	279	273
Participant contributions	—	—	2	3
Curtailment	—	—	—	(45)
Plan transfer	7	—	(52)	14
Actuarial loss (gain)	176	16	(161)	346
Benefit payments	(84)	(76)	(172)	(166)
Change in discount rate	165	(118)	(412)	(540)
Foreign exchange translation	—	—	(1,177)	139

End of period	$2,087	$1,677	$3,628	$5,298

Accumulated benefit obligation at end of period	$2,080	$1,672	$3,577	$5,225

Change in fair value of plan assets
Beginning of period	$1,514	$1,457	$4,478	$4,286
Actual return on plan assets	(358)	111	(317)	40
Participant contributions	—	—	2	3
Employer contributions	9	22	168	189
Plan transfer	6	—	(65)	10
Benefit payments	(84)	(76)	(172)	(166)
Foreign exchange translation	—	—	(987)	116

End of period	$1,087	$1,514	$3,107	$4,478

Market related value at end of period	$1,304	$1,508	$3,107	$4,478

Funded status at end of period	$(1,000)	$(163)	$(521)	$(820)
Unrecognized prior-service cost (credit)	(84)	(104)	3	5
Unrecognized loss	1,146	347	1,304	1,733

Net amount recognized	$62	$80	$786	$918

        Amounts recognized in the statements of financial position consist of (in millions):

	2008	2007	2008	2007

Prepaid benefit cost (included in other non-current assets)	$—	$35	$5	$68
Accrued benefit liability (included in pension, post- employment and post-retirement liabilities)	(1,000)	(198)	(526)	(888)
Accumulated other comprehensive loss	1,062	243	1,307	1,738

Net amount recognized	$62	$80	$786	$918

        Amounts recognized in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2008 and 2007 consist of (in millions):

	U.S.		International

	2008	2007	2008	2007

Net loss	$1,146	$347	$1,304	$1,733
Prior service cost (credit)	(84)	(104)	3	5

	$1,062	$243	$1,307	$1,738

        In 2008, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $2.1 billion, an ABO of $2.1 billion and plan assets of $1.1 billion. International plans with a PBO in excess of the fair value of plan assets had a PBO of $3.5 billion and plan assets with a fair value of $3.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.0 billion and plan assets with a fair value of $2.5 billion.

        In 2007, U.S. plans with a PBO and ABO in excess of the fair value of plan assets had a PBO of $198 million, an ABO of $198 million and no plan assets. International plans with a PBO in excess of the fair value of plan assets had a PBO of $4.8 billion and plan assets with a fair value of $4.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $4.8 billion and plan assets with a fair value of $4.0 billion.

        The following table provides the components of net periodic benefit cost for the plans (in millions):

	U.S.			International

	2008	2007	2006	2008	2007	2006

Service cost	$39	$50	$61	$23	$35	$74
Interest cost	107	99	101	279	273	237
Expected return on plan assets	(126)	(120)	(114)	(298)	(314)	(243)
Amortization of prior-service cost	(14)	(15)	(2)	1	1	2
Amortization of net loss	23	45	50	38	50	99

Net periodic benefit cost	$29	$59	$96	$43	$45	$169

        In connection with the Company ceasing crediting future benefits relating to salary and service of the U.S. non-qualified defined benefit pension plan, a curtailment loss of $8 million was also recognized in 2008. In connection with the sale of CICA, a curtailment gain of $13 million was recognized in discontinued operations in 2008. In 2009, a curtailment gain of approximately $83 million will be recognized as a result of the Company ceasing crediting future benefits relating to salary and service of the U.S. defined benefit pension plan.

        The weighted-average assumptions used to determine future benefit obligations are as follows:

	U.S.		International

	2008	2007	2008	2007

Discount rate	6.00%	6.39%	5.62 – 7.42%	5.50 – 5.75%
Rate of compensation increase	3.50%	3.50%	3.25 – 3.50%	3.25 – 3.50%

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.S.			International

	2008	2007	2006	2008	2007	2006

Discount rate	6.39 – 6.61%	5.88%	5.75%	5.50 – 5.75%	4.65 – 5.25%	4.00 – 5.25%
Expected return on plan assets	8.60	8.60	8.35	6.60 – 7.20	6.00 – 7.20	6.00 – 7.10
Rate of compensation increase	3.50	3.50	3.50	3.25 – 3.50	3.25 – 3.50	3.25 – 3.50

        The amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2009 are as follows (in millions):

	U.S.	International

Net loss	$32	$38
Prior service cost (credit)	(1)	1

	$31	$39

        The U.S. amount of $31 million includes the impact of ceasing crediting future benefits relating to salary and services to U.S. plan participants effective April 1, 2009.

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans.

Plan Assets

        Aon's pension plan asset allocation as of December 31, 2008 and 2007 is as follows:

	U.S.			International
		Fair Value of Plan Assets			Fair Value of Plan Assets
				Weighted Average Target Allocation
	Target Allocation
Asset Class		2008	2007		2008	2007

Equities	80%	67%	76%	52%	48%	63%

Domestic equities	45	31	41		—	—
International equities	15	17	20		44	58
Limited partnerships and other	15	16	11		—	—
Real estate and REITs	5	3	4		4	5

Debt securities	20	33	24	48%	52	37

Fixed maturities	20	30	21		50	34
Invested cash	No target	3	3		2	3

Total		100%	100%		100%	100%

        No plan assets are expected to be returned to the Company during 2009.

Investment Policy and Strategy

        The U.S. investment policy, as established by the Aon Pension Plan Investment Committee, seeks reasonable asset growth at prudent risk levels within target allocations. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the Aon Pension Plan Investment Committee. The investment policies for international plans are established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute approximately $26 million and $374 million, respectively, to its U.S. and international pension plans during 2009.

Estimated Future Benefit Payments

        Estimated future benefit payments for plans are as follows at December 31, 2008 (in millions):

	U.S.	International

2009	$101	$123
2010	109	129
2011	117	135
2012	121	144
2013	118	153
2014 – 2018	666	897

U.S. Other Post-Retirement Benefits

        The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2008 and 2007 for the Company's other post-retirement benefit plans (in millions):

	2008	2007

Accumulated projected benefit obligation	$(52)	$(56)
Fair value of plan assets	7	8
Funded status	(45)	(48)
Net amount recognized	(75)	(78)

        Other information related to the Company's other post-retirement benefit plans is as follows:

	2008	2007	2006

Net periodic benefit cost recognized (millions)	$1	$1	$5
Weighted-average discount rate used to determine future benefit obligations	6.22%	6.29%	5.85%
Weighted-average discount rate used to determine net periodic benefit costs	6.29%	5.85%	5.75%

        Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2008 are $4 million and $26 million of net gain and prior service credit, respectively. The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2009 is $4 million of prior service credit.

        Based on current assumptions, Aon expects:

  •
  To contribute $5 million to fund other post-retirement benefit plans during 2009.

  •
  Estimated future benefit payments will be approximately $5 million each year for the years 2009 – 2013 and $22 million in aggregate for 2014 – 2018.

        Aon's liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. During 2007, Aon recognized a plan amendment which phases out post-65 retiree coverage over the next three years. As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic post-retirement healthcare benefit cost or on the accumulated post-retirement benefit obligation for the measurement period ended in 2008.

14.  Stock Compensation Plans

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

Compensation expense

        Stock-based compensation expense recognized includes amounts for RSUs, stock options, performance plan awards and stock purchases related to the Employee Stock Purchase Plan, and is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in Aon's consolidated statements of income since January 1, 2006 includes compensation expense for stock-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of Statement No. 123, and compensation expense for the stock-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised prospectively, as necessary, if actual forfeitures differ from those estimates.

        The following table summarizes stock-based compensation expense related to all stock-based payments recognized in continuing operations in the consolidated statements of income in compensation and benefits (in millions):

Years ended December 31	2008	2007	2006

RSUs	$132	$109	$92
Performance plans	67	54	24
Stock options	24	22	22
Employee stock purchase plan	3	3	4

Total stock-based compensation expense	226	188	142
Tax benefit	82	64	48

Stock-based compensation expense, net of tax	$144	$124	$94

Stock Awards

        Stock awards, in the form of RSUs, are granted to certain executives and key employees. Prior to 2006, RSUs granted to employees were service-based. Beginning with awards granted in 2006, awards to employees may consist of both performance-based and service-based RSUs. Service-based awards generally vest between five and ten years from the date of grant. For most employees, incentive compensation in excess of $50,000 is partially paid in RSUs, which vest ratably over three years. Stock awards are issued as they vest. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all unvested awards. The compensation cost associated with stock awards is amortized over the service period using the straight-line method. Dividend equivalents are paid on certain service-based RSUs, based on the initial grant amount. At December 31, 2008, 2007 and 2006, the number of shares available for stock awards is included with options available for grant.

        Beginning in 2006, performance-based RSUs have been granted to certain executives and key employees. Vesting of these awards is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. Compensation cost is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation cost is adjusted to reflect the actual number of shares paid out at the end of the programs. The payout of shares under these performance-based plans may range from 0-200% of the number of units granted, based on the plan. Dividend equivalents are generally not paid on the performance-based RSUs.

        Information regarding Aon's performance-based plans as of December 31, 2008, 2007 and 2006 follows (shares in thousands, dollars in millions):

	2008	2007	2006

Potential RSUs to be issued based on current performance levels	6,205	4,860	2,560
Shares forfeited during the year	402	109	49
RSUs awarded during the year	20	9	30
Unamortized expense, based on current performance levels	$82	$92	$71

        A summary of the status of Aon's non-vested service-based stock awards is as follows (shares in thousands):

Years ended December 31	2008		2007		2006

	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Non-vested at beginning of period	14,150	$31	12,870	$28	11,641	$25
Granted	4,159	42	4,270	39	3,646	37
Vested	(3,753)	28	(2,158)	28	(1,809)	25
Forfeited	(496)	(34)	(832)	34	(608)	27

Non-vested at end of year	14,060	$35	14,150	$31	12,870	$28

Stock Options

        Options to purchase common stock are granted to certain executives and key employees, generally at 100% of market value on the date of grant. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a 4-year period of continuous employment, although a number of options were granted that require five continuous years of service before all options would vest. The maximum contractual term on stock options is generally ten years from the date of grant.

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

        The following weighted average assumptions were used to estimate the fair value of options granted:

Years ended December 31	2008		2007

	Executives	Key Employees	Executives	Key Employees

Weighted average volatility	29.4%	29.9%	26.4%	26.8%
Expected dividend yield	1.3%	1.4%	1.6%	1.6%
Risk-free rate	3.2%	3.0%	4.6%	4.6%

Weighted average estimated fair value per share	$11.92	$12.87	$10.36	$11.69

        The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of option grants made during both 2008 and 2007 were 5 years for executives and 6 years for key employees.

        A summary of the status of Aon's stock options and related information are as follows (shares in thousands):

Years ended December 31	2008		2007		2006

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning outstanding	26,479	$31	32,889	$30	34,851	$29
Granted	1,539	44	2,012	40	2,905	39
Exercised	(6,779)	30	(7,903)	29	(4,007)	27
Forfeited and expired	(1,573)	41	(519)	32	(860)	29

Ending Outstanding	19,666	$31	26,479	$31	32,889	$30

Exercisable at end of year	10,357	$30	14,880	$31	18,411	$32

Shares available for grant	8,140		9,795		6,359

        A summary of options outstanding and exercisable as of December 31, 2008 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$14.92 – $22.86	3,294	4.28	$21.32	2,822		$21.16
22.94 – 25.51	3,774	4.77	24.80	1,479		23.97
25.70 – 32.53	3,863	4.32	28.24	1,711		29.79
32.86 – 36.88	3,901	3.73	35.93	2,728		36.10
37.09 – 43.44	3,489	4.01	40.43	1,581		40.87
43.54 – 47.63	1,345	7.01	45.59	36		44.06

$14.92 – $47.63	19,666	4.41	$31.30	10,357	3.00	$30.01

        The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $45.68 as of December 31, 2008, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2008, the aggregate intrinsic value of options outstanding was $284 million, of which $162 million was exercisable.

        Other information related to the Company's stock options is as follows (in millions):

	2008	2007	2006

Aggregate intrinsic value of stock options exercised	$102	$101	$51
Cash received from the exercise of stock options	190	230	121
Tax benefit realized from the exercise of stock options	25	29	14

        Unamortized deferred compensation expense, which includes both options and awards, amounted to $307 million as of December 31, 2008, with a remaining weighted-average amortization period of approximately 2.2 years.

        During 2008, a majority of option exercises and award vestings were satisfied through the reissuance of treasury shares.

Employee Stock Purchase Plan

United States

        Aon has an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the plan, shares of Aon's common stock may be purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. In 2008, 2007, and 2006, 320,000 shares, 405,000 shares and 457,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was $3 million each in 2008, 2007 and 2006.

United Kingdom

        Aon also has an employee stock purchase for eligible U.K. employees that provides for the purchase of shares after a 3-year period and which is similar to the U.S. plan described above. Three-year periods began in 2008 and 2006, allowing for the purchase of a maximum of 200,000 and 525,000 shares, respectively. In 2008 and 2007, 6,000 shares and less than 1,000 shares, respectively, were issued under the plan. No shares were issued under the plan in 2006. In 2008, 2007 and 2006, compensation expense recognized was less than $1 million each year.

15.  Financial Instruments

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

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by using master netting agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments. Aon monitors the credit-worthiness of, and exposure to, its counterparties. At December 31, 2008 and 2007, Aon placed cash and securities relating to these derivative contracts in escrow amounting to $2 million and $5 million, respectively.

Accounting Policy for Derivative Instruments

        All derivative instruments are recognized in the consolidated statements of financial position at fair value. Unless otherwise noted, derivative instruments with a positive fair value are reported in receivables and derivative instruments with a negative fair value are reported in other current liabilities in the consolidated statements of financial position. Where Aon has entered into master netting agreements with counterparties, the derivative positions are netted by counterparty and are reported accordingly in receivables or other current liabilities consistent with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting.

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

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation will include a description of the hedging instrument, the hedge item, the risk being hedged, Aon's risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge, and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges and measures and records hedge ineffectiveness, if any, at the end of each quarter.

        For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings. Aon did not enter into any fair value hedges in 2008. For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in OCI and subsequently reclassified to income when the hedged item affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is reported in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.

        Changes in the fair value of a derivative that is not designated as an accounting hedge (known as an "economic hedge") are recorded in either investment income or other general expenses (depending on the hedged exposure and the Company's policy) in the current period's consolidated statement of income.

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

Foreign Exchange Risk Management

        Certain of Aon's foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars and Euros) that differ from their functional currencies. The foreign subsidiary's functional currency revenue will fluctuate as the currency exchange rates change. To reduce this variability, Aon uses foreign exchange forwards and over-the-counter options to hedge the foreign exchange risk of the forecasted revenue for up to a maximum of three years in the future. Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue. As of December 31, 2008, a $34 million pretax loss has been deferred to OCI, $10 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in 2009. Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged revenue is recognized. The hedge had no material ineffectiveness in 2008, 2007 or 2006. For the year ended December 31, 2008, the Company recognized immaterial losses on cash flow hedges that were discontinued due to forecast revisions. Aon also uses forward contracts, which have not been designated as hedges for accounting purposes, to hedge economic risks that arise from fluctuations in the currency exchange rates. Changes in the fair value of these derivatives are recorded in other general expenses in the consolidated statements of income.

        Aon uses over-the-counter options to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations. These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other general expenses in the consolidated statements of income.

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

        Aon also uses foreign currency option contracts to hedge its net investments in foreign operations. During 2008, this hedge had no ineffectiveness, and a $55 million cumulative pretax gain has been included in OCI at December 31, 2008. As of December 31, 2008, Aon has received collateral of $49 million from the counterparty for this hedge.

        In 2005, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany borrowings. These swaps have been designated as cash flow hedges. As of December 31, 2008, a $5 million pretax gain had been deferred to OCI, of which a $1 million pretax loss is expected to be reclassified to earnings in 2009 as an adjustment to interest expense. The reclassification from OCI will offset the related transaction gain or loss arising from the remeasurement of the borrowing due to changes in spot exchange rates. This hedge had no material ineffectiveness in 2008, 2007 or 2006.

        In 2008, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany receivables. These swaps have been designated as cash flow hedges. As of December 31, 2008, a $13 million pretax loss had been deferred to OCI, of which a $6 million pretax loss is expected to be reclassified to earnings in 2009 as an adjustment to interest expense. The reclassification from OCI will offset the related transaction gain or loss arising from the remeasurement of the receivable due to changes in spot exchange rates. This hedge had no material ineffectiveness in 2008.

        Several of Aon's subsidiaries have negotiated outsourcing service agreements in currencies that differ from their functional currencies; primarily the Philippine Peso and the Indian Rupee. The subsidiary's functional currency expense will fluctuate as the currency exchange rates change. To reduce this variability, Aon uses foreign exchange forwards to hedge the foreign exchange risk of the forecasted expense for the life of the contract or up to six years. Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense. As of December 31, 2008, a $9 million pretax loss has been deferred to OCI, $2 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in 2009. Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged expense is recognized. The hedge did not have any ineffectiveness in 2008 or 2007.

Interest Rate Risk Management

        Aon enters into receive-fixed-pay-floating interest rate swaps which are designated as cash flow hedges of the interest rate risk of a portion of Aon's U.S. dollar, Euro and Australian dollar denominated brokerage funds held on behalf of U.S., European, U.K., and Australian clients and other U.S., European, U.K., and Australian operating funds. Forecasted deposit balances are hedged up to a maximum of three years into the future. Changes in the fair value of the swaps are recorded in OCI and will be reclassified to earnings as an adjustment to investment income over the term of the swap. As of December 31, 2008, a $31 million pretax gain related to this hedge was recorded in OCI, $23 million of which is expected to be reclassified to investment income in 2009. This hedge had no material ineffectiveness in 2008, 2007 or 2006.

Premium Financing Operations

        Some of Aon's U.S., U.K., Canadian, and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In December 2008, Aon signed a definitive agreement to sell the U.S. operations of the premium finance business (Cananwill). This disposition was completed in February 2009.

        In the U.S. and U.K., premium finance agreements are sold to SPEs, which are considered qualified special purpose entities ("QSPEs"), as defined by Statement No. 140. The QSPEs fund their purchases of premium finance agreements by selling undivided beneficial interests in the agreements to multi-seller commercial paper conduit SPEs sponsored by unaffiliated banks ("Bank SPEs"). In Canada and Australia, undivided interests in the premium finance agreements are sold directly to Bank SPEs. The Bank SPEs are variable interest entities as defined by FIN 46R.

        The QSPEs used in the U.S. and U.K are not consolidated in Aon's financial statements because the criteria for sale accounting have been met under Statement No. 140.

        For the Canadian and Australian sales, the Company determined that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46R because Aon is not their primary beneficiary. The Company has reached this determination by analyzing qualitative and quantitative factors related to the transactions with the Bank SPEs. Specific factors considered include the fact that Aon is not the sponsor of any of the Bank SPEs, various other unaffiliated companies sell receivables to the Bank SPEs, and unaffiliated third parties have either made substantial equity investments in the Bank SPEs, hold voting control of the Bank SPEs, or generally have the risks and rewards of ownership of the assets of the Bank SPEs through liquidity support agreements or other arrangements involving significant variable interests.

        Aon's variable interest in the Bank SPEs in these jurisdictions is limited to the retained interests in premium finance agreements sold to the Bank SPEs. The Company reviews all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of its accounting.

        Pursuant to the sale agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements to $1.2 billion and $1.8 billion at December 31, 2008 and 2007, respectively. The Bank SPEs had advanced $981 million and $1.4 billion at December 31, 2008 and December 31, 2007, respectively, on portfolios sold to the Bank SPEs of $1.1 billion and $1.5 billion at December 31, 2008 and December 31, 2007, respectively.

        Aon records gains on the sale of premium finance agreements. When Aon calculates the gain, all costs expected to be incurred for the relevant Bank SPEs are included. The gains, which are included in commissions, fees and other revenue in the consolidated statements of income, were $55 million, $64 million and $63 million for the years ended December 31, 2008, 2007 and 2006.

        Aon records its retained interest in the sold premium finance agreements at fair value, and reports it in receivables in the consolidated statements of financial position. Aon estimates fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates.

        Aon also retains servicing rights for sold agreements, and earns servicing fee income over the servicing period. Because the servicing fees represent adequate compensation for the servicing of the receivables, the Company has not recorded any servicing assets or liabilities.

        The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by Aon (and other sellers) as required by the sales agreements. The over-collateralization of the sold receivables represents Aon's maximum exposure to credit-related losses, and was approximately $171 million at December 31, 2008. Aon also remains contingently liable should the funding costs of the U.S. Bank SPEs exceed the interest and late fees accrued or collected on the sold U.S. portfolio. The Company continually reviews the retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjusts its carrying value accordingly.

        With the exception of the Australian sales agreements, all the other sales agreements require Aon to meet the following covenants:

  •
  consolidated net worth, as defined, of at least $2.5 billion,

  •
  consolidated EBITDA to consolidated net interest of at least 4 to 1, and

  •
  consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

        Aon intends to renew these sales agreements, which have 364-day terms, as they expire. The Company renewed the U.S., Canadian and U.K. sales agreement in the fourth quarter 2008. The current environment in the credit market influenced the renewal process and the renewed terms are more restrictive: the over-collateralization requirements increased significantly (a total of $50 million on the renewal date), and, based upon the Company's estimated needs for the coming year, Aon reduced the level of committed availability by a total of $479 million at the renewal dates, has further reduced committed availability to its current level, and scheduled additional decreases of $160 million by March 31, 2009. In addition, the securitization program costs added on the pass-through funding costs from the U.S. Bank SPEs. The Australian facility expires in June 2009, and the Company expects similarly restrictive terms and pricing upon renewal of that facility. Moreover, as Aon's ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could further diminish Aon's premium finance results of operations and cash flows. The Company also faces the risk that the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements. Such an occurrence would require the Company to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements. Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, Aon's access to the conduit facilities and special purpose vehicles could be affected.

Variable Interest Entities

        Aon has the following VIEs that have been consolidated at December 31, 2008:

  •
  Globe Re Limited ("Globe Re"), which provides reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by a third party;

  •
  Juniperus Insurance Opportunity Fund Limited ("Juniperus"), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks; and

  •
  Juniperus Capital Holdings Limited ("JCHL"), which provides investment management and related services to Juniperus.

        These entities meet the definition of a VIE and have been consolidated in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). Under FIN 46(R), an enterprise that absorbs a majority of the VIE's expected losses, receives a majority of the VIE's expected residual returns, or both, is considered to be the prime beneficiary of the VIE and must consolidate the entity in its financial statements. At December 31, 2008, Globe Re and Juniperus/JCHL had assets of $187 million and $121 million, respectively, and liabilities of $105 million and $68 million, respectively. Aon's potential loss is limited to its equity investment in the VIEs, which is $20 million for Globe Re and $55 million for Juniperus.

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

        Guarantees associated with Aon's limited partnership securitization are disclosed in Note 9. Guarantees with respect to reinsurance balances associated with the sale of AWG are disclosed in Note 7.

        In connection with Aon's sale of its U.S. premium finance business, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, estimated at closing to be approximately $745 million, if losses exceed the historical credit loss reserve for the business. Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender's right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier. The Company does not expect to incur any significant losses relating to this guarantee.

        Aon has total letters of credit ("LOCs") outstanding for approximately $327 million at December 31, 2008. A letter of credit for approximately $170 million is for the benefit of VSC related to a non-performance risk of reinsurers of VSC's worker's compensation business in California. There is an additional LOC for $12 million related to the VSC workers compensation program. A letter of credit for approximately CAD 43 million ($35 million at December 31, 2008 exchange rates) was put in place to cover the beneficiaries related to Aon's Canadian pension plan scheme. A $20 million letter of credit, which was issued against the current U.S. credit facility, secures one of the U.S. pension plans. LOCs for $86 million relate to the U.S. Cananwill facility and were put in place to replace overcollateralization for the Cananwill conduits. These LOCs assets were cancelled in February 2009 upon the sale of the U.S. operations. Aon has issued letters of credit to cover contingent payments of approximately $3 million for taxes and other business obligations to third parties. Aon has also issued various other guarantees for miscellaneous purposes at its international subsidiaries for $13 million. Amounts are accrued in the consolidated financial statements to the extent the guarantees are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $11 million at December 31, 2008.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

16.  Fair Value

        Statement No. 157 establishes a hierarchy of fair value measurements based on whether the inputs to those measurements are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions.

        The fair-value hierarchy consists of three levels:

  •
  Level 1 — Quoted prices for identical instruments in active markets.

  •
  Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

  •
  Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

        This hierarchy requires the use of observable market data when available.

        Aon's Level 3 fair value measurements consist primarily of its PEPS I investment, the retained interests in the sold premium finance agreements and the VSC guarantee.

        The following methods and assumptions are used to estimate fair values of financial instruments:

        Short-term investments:    Amortized cost method which approximates fair value.

        Fixed-maturity securities:    Fair value is based on quoted market prices, or on estimated values if they are not actively traded. In some cases where a market price is available, the Company will make use of acceptable expedients (such as matrix pricing) to estimate fair value.

        Other investments are comprised principally of Aon's investment in private equity investments and limited partnerships. Carrying amounts approximate fair value.

        Derivative financial instruments:    Fair value is based upon industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing inputs, such as interest rates, currency exchange rates, or implied volatilities.

        Retained interests in the sold premium finance agreements of Aon's premium financing operations are recorded at fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates.

        Guarantees:    Fair value is based on discounted estimated future cash flows using published historical cumulative default rates and discount rates commensurate with the underlying exposure.

        Debt:    Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

        The following table presents, for each of the fair-value hierarchy levels, the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008 (in millions):

		Fair Value Measurements at December 31, 2008 Using
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Short-term investments including money market funds and highly liquid debt securities	$2,410	$—	$2,410	$—
Other investments	121	—	8	113
Derivatives	171	—	170	1
Retained interests	99	—	—	99
Liabilities:
Derivatives	95	—	95	—
Guarantees	9	—	—	9

        The following table presents the changes in the Level 3 fair-value category for the year ended December 31, 2008 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Investments	Derivatives	Retained Interests	Guarantees

Balance at December 31, 2007	$168	$1	$103	$(12)
Total gains (losses):
Included in earnings	—	5	55	3
Included in other comprehensive income	(67)	—	5	—
Purchases, issuances and settlements	12	(3)	(64)	—
Transfers	—	(2)	—	—

Balance at December 31, 2008	$113	$1	$99	$(9)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at December 31, 2008	$—	$6	$55	$3

        Gains (losses), both realized and unrealized, included in earnings for the year ended December 31, 2008 are as follows (in millions):

	Other general expenses	Commissions, fees and other	Income from discontinued operations

Total gains (losses) included in earnings	$5	$55	$3
Change in unrealized gains (losses) relating to assets or liabilities held at December 31, 2008	$6	$55	$3

        The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

As of December 31	2008		2007

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,872	$1,576	$1,893	$1,920

17.  Contingencies

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

        At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York ("NYAG") and other regulators, purported classes of clients filed civil litigation against Aon and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act ("RICO") theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs' federal antitrust and RICO claims in separate orders in August and October 2007, respectively. Plaintiffs have appealed these dismissals. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action have recently submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions have recently submitted purported expert reports estimating a range of alleged damages of $59 million to $349 million. In January 2009, Aon submitted its own expert reports, which concluded that plaintiffs' theories of liability and causation are meritless and that, in any event, plaintiffs incurred no damages. Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). An outside law firm with significant experience in the area is overseeing the review. Certain governmental agencies, including the U.K. Financial Services Authority ("FSA"), the U.S. Securities and Exchange Commission ("SEC"), and the U.S. Department of Justice ("DOJ"), have also been investigating these matters. Aon is fully cooperating with these investigations, and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations. On January 8, 2009, the FSA and Aon announced a settlement under which the FSA concluded its investigation by assessing a £5.25 million ($7.9 million) fine on Aon Limited, Aon's principal U.K. brokerage subsidiary, for failing to maintain effective systems and controls. Based on current information, the Company is unable to predict at this time when the remaining SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

        A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against Aon seeking more than £50 million ($73 million a December 31, 2008 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters. In a preliminary decision issued on February 13, 2008, the court construed the relevant policy language to excuse the underwriters from paying Standard Life and concluded that Aon was negligent in not seeking changes to the language. Aon filed an interlocutory appeal of this preliminary decision. In July 2008, Aon reached a settlement with the underwriters under which the underwriters agreed to pay a portion of the ultimate recovery by Standard Life in exchange for Aon dropping its appeal of the preliminary decision. In subsequent proceedings in the Commercial Court, Aon will vigorously contest Standard Life's claims based on a variety of legal and factual arguments. Aon has a potential negligence claim against a different third party which provided advice with respect of the relevant policy language, and Aon further believes that, as a result of an indemnity given to Aon by a third party, Aon is entitled to indemnification in whole or part for any losses in this matter.

        A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of Aon, Resource Life Insurance Company. The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premium to policyholders whose loans terminated before the end of their scheduled terms. In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life's buyer in certain respects relating to this action. Aon believes that Resource Life has meritorious defenses and is vigorously defending this action. The outcome of the action, and the amount of any losses or other payments that may result, cannot be predicted at this time.

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

18.  Segment Information

        Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting. Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues, total to the amounts in the accompanying consolidated financial statements. Results relating to Aon's remaining property and casualty insurance underwriting operations that are in runoff, which were previously included in unallocated income and expense, have been reclassified to discontinued operations for all periods presented.

        The accounting policies of the operating segments are the same as those described in Note 2, except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which Aon senior management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. Aon evaluates performance based on stand-alone operating segment income before income taxes and generally accounts for intersegment revenue as if the revenue were from third parties, that is, considered by management to be at current market prices.

        Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and operating expenses.

        Consolidated revenue by geographic area is as follows (in millions):

	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

Years ended December 31
2008	$7,631	$2,718	$891	$1,249	$2,113	$660
2007	7,359	2,743	809	1,305	1,876	626
2006	6,770	2,678	723	1,172	1,636	561

        The Risk and Insurance Brokerage Services segment consists principally of Aon's retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, investment banking products and services, and premium financing.

        The Consulting segment provides a broad range of consulting services. These services are delivered predominantly to corporate clientele utilizing two subsegments (Consulting Services and Outsourcing) that operate in the following practice areas: Consulting Services — health and benefits, retirement, compensation, and strategic human capital and Outsourcing — human resource outsourcing.

        Commissions, fees and other by subsegment is as follows (in millions):

Years ended December 31	2008	2007	2006

Risk management and insurance brokerage:
Americas	$2,280	$2,259	$2,132
United Kingdom	742	768	698
Europe, Middle East & Africa	1,521	1,341	1,190
Asia Pacific	492	483	452
Reinsurance brokerage and related services	1,003	901	867

Total Risk and Insurance Brokerage Services	6,038	5,752	5,339
Consulting services	1,139	1,107	984
Outsourcing	214	236	293

Total Consulting	1,353	1,343	1,277
Intersegment	(25)	(29)	(59)

Total commissions, fees and other revenue	$7,366	$7,066	$6,557

        Aon's investment income is as follows (in millions):

Years ended December 31	2008	2007	2006

Risk and Insurance Brokerage Services (primarily short-term investments)	$192	$205	$191
Consulting (primarily short-term investments)	5	9	5
Unallocated (primarily equity, other investments and limited partnerships)	68	79	17

Total investment income	$265	$293	$213

        Aon's total revenue is as follows (in millions):

Years ended December 31	2008	2007	2006

Risk and Insurance Brokerage Services	$6,230	$5,957	$5,530
Consulting	1,358	1,352	1,282
Intersegment	(25)	(29)	(59)

Total operating segments	7,563	7,280	6,753
Unallocated	68	79	17

Total revenue	$7,631	$7,359	$6,770

        Selected information for Aon's operating segments is as follows (in millions):

	Risk and Insurance Brokerage Services			Consulting
Years ended December 31	2008	2007	2006	2008	2007	2006

Revenue by geographic area:
United States	$2,069	$2,057	$2,035	$623	$657	$708
Americas, other than U.S.	737	661	586	129	121	113
United Kingdom	999	1,036	946	259	275	228
Europe, Middle East & Africa	1,840	1,636	1,439	272	240	197
Asia Pacific	585	567	524	75	59	36

Total revenues (1)	6,230	5,957	5,530	1,358	1,352	1,282
Compensation and benefits	3,707	3,457	3,320	815	823	811
Other general expenses (2)	1,659	1,525	1,419	331	340	351

Total operating expenses	5,366	4,982	4,739	1,146	1,163	1,162

Operating income	864	975	791	212	189	120
Other income	(10)	(35)	(27)	(1)	—	—

Income before income tax	$874	$1,010	$818	$213	$189	$120
(1)
Excludes the elimination of intersegment revenues and expenses of $25 million, $29 million and $59 million for 2008, 2007 and 2006, respectively.

(2)
Includes depreciation and amortization expense.

        A reconciliation of segment income before tax to income from continuing operations before provision for income tax is as follows (in millions):

Years ended December 31	2008	2007	2006

Risk and Insurance Brokerage Services	$874	$1,010	$818
Consulting	213	189	120

Segment income before income tax	1,087	1,199	938
Unallocated investment income	68	79	17
Unallocated expenses	(166)	(130)	(98)
Interest expense	(126)	(138)	(129)

Income from continuing operations before provision for income tax	$863	$1,010	$728

        Unallocated expenses include administrative costs not attributable to the operating segments, such as corporate governance costs. Interest expense represents the cost of worldwide debt obligations.

        Aon's total assets are as follows (in millions):

Years ended December 31	2008	2007

Risk and Insurance Brokerage Services	$14,285	$12,783
Consulting	379	305
Unallocated	8,276	11,841

Total assets	$22,940	$24,929

19.  Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2008 and 2007 are as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2008

INCOME STATEMENT DATA
Commissions, fees and other	$1,848	$1,889	$1,756	$1,873	$7,366
Investment income	57	67	90	51	265

Total revenue	$1,905	$1,956	$1,846	$1,924	$7,631

Income from continuing operations	$177	$166	$155	$123	$621
Income (loss) from discontinued operations	41	967	(38)	(129)	841

Net income (loss)	$218	$1,133	$117	$(6)	$1,462

PER SHARE DATA
Diluted:
Income from continuing operations	$0.55	$0.54	$0.53	$0.43	$2.06
Income (loss) from discontinued operations	0.13	3.17	(0.13)	(0.45)	2.80

Net income (loss)	$0.68	$3.71	$0.40	$(0.02)	$4.86

Basic:
Income from continuing operations	$0.58	$0.57	$0.57	$0.45	$2.18
Income (loss) from discontinued operations	0.14	3.34	(0.14)	(0.47)	2.94

Net income (loss)	$0.72	$3.91	$0.43	$(0.02)	$5.12

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	$21.60	$23.24	$22.04	$19.54	$19.54
Price range	$47.77-38.35	$48.57-40.72	$50.00-43.32	$49.92-32.83	$50.00-32.83
Shares outstanding	298.7	277.7	269.8	271.8	271.8
Average monthly trading volume	25.2	20.2	31.9	36.7	28.5

	1Q	2Q	3Q	4Q	2007

INCOME STATEMENT DATA
Commissions, fees and other	$1,702	$1,750	$1,671	$1,943	$7,066
Investment income	67	88	75	63	293

Total revenue	$1,769	$1,838	$1,746	$2,006	$7,359

Income from continuing operations	$161	$180	$133	$188	$662
Income from discontinued operations	52	60	71	19	202

Net income	$213	$240	$204	$207	$864

PER SHARE DATA
Diluted:
Income from continuing operations	$0.50	$0.57	$0.42	$0.58	$2.07
Income from discontinued operations	0.16	0.18	0.22	0.06	0.62

Net income	$0.66	$0.75	$0.64	$0.64	$2.69

Basic:
Income from continuing operations	$0.54	$0.61	$0.45	$0.62	$2.23
Income from discontinued operations	0.17	0.20	0.24	0.07	0.67

Net income	$0.71	$0.81	$0.69	$0.69	$2.90

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Stockholders' equity per share	$17.92	$18.25	$19.24	$20.42	$20.42
Price range	$39.27-34.30	$44.26-37.73	$45.14-39.71	$51.32-42.23	$51.32-34.30
Shares outstanding	293.6	292.8	291.8	304.6	304.6
Average monthly trading volume	22.4	23.7	23.4	18.9	22.1

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

        Based on their evaluation as of December 31, 2008, the principal executive officer and principal financial officer of the Registrant concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), were effective as of the end of the period covered by this report to ensure that the information required to be disclosed by the Registrant in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

        During the quarter ended December 31, 2008, there were no changes in the Registrant's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Internal Control Over Financial Reporting

        Information regarding management's report on the Registrant's Internal Control Over Financial Reporting is set forth in Part II, Item 8 of this Report and is incorporated by reference herein.

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Election of Directors" in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on May 15, 2009 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth following Item 4 of Part I of this Form 10-K and is incorporated herein by reference. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.    Executive Compensation.

        Information relating to director and executive officer compensation is set forth under the headings "Compensation Committee Report" and "Executive Compensation", and all such information is incorporated herein by reference from the Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	42,885,111 (1) (2)		$30.01 (3)	8,139,904 (4)
Equity compensation plans not approved by security holders (5)	1,641,653	$	— (6)	— (7)
Total	44,526,764		$30.01 (6)	8,139,904

(1)
This amount includes the following:

•
19,341,137 shares that may be issued in connection with outstanding stock options;

•
13,972,477 shares that may be issued in connection with stock awards;

•
492,157 shares that may be issued in connection with directors' compensation;

•
1,049,410 shares that may be issued in connection with deferred stock awards;

•
26,219 shares that may be issued in connection with deferred stock options;

•
742,496 shares that may be issued to satisfy obligations under the Aon Deferred Compensation Plan; and

•
7,261,215 shares (assuming a maximum payout) that may be issued in connection with the settlement of performance share units.

(2)
On November 1, 2002, the Aon Deferred Compensation Plan was amended to discontinue the distribution of shares with respect to deferrals after November 1, 2002 from the Plan. As of December 31, 2008, based on a stock price of $45.68, the maximum number of shares that could be issued under the Aon Deferred Compensation Plan was 742,496.

(3)
Indicates weighted average exercise price for 19,341,137 outstanding options under the Aon Stock Incentive Plan.

(4)
The total number of shares of stock authorized for issuance in connection with awards under the Aon Stock Incentive Plan and any pre-existing plans is 18% of total outstanding common shares. As of December 31, 2008, 6,781,269 shares remained according to such calculation. The amount shown in column (c) also includes 1,358,635 shares available for future issuance under the Aon Employee Stock Purchase Plan, including 68,537 shares subject to outstanding options for which the purchase period has not expired. Permissible awards under the Aon Stock Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, including awards where the vesting, granting or settlement of which is contingent upon the achievement of specified performance goals, called "performance awards."

(5)
Below are the material features of our equity compensation plans that have not been approved by stockholders:

  Aon U.K. Sharesave Scheme

  The Aon U.K. Sharesave Scheme (the "U.K. Scheme") is available solely to employees in the United Kingdom. Under the U.K. Scheme, employees authorize Aon to deduct a specified amount from compensation each pay period for deposit into a savings account for a three-year term. If a participant's deductions continue through the last day of the term, the participant is credited with a tax-free cash bonus equal to 1.4 times the monthly payroll deduction. Participants may cease participation in the U.K. Scheme at any time and receive their deductions back, plus accrued interest. Participants are also granted options at the beginning of each savings period and may direct Aon to purchase or issue shares of Aon common stock at a price equal to 85% of the market value at the beginning of the period, utilizing the accumulated amounts in their account. Options may be exercised generally within six months after the last day of the term, or after death, injury, disability, redundancy or retirement. If a participant ceases to be employed by Aon for other reasons, or declines to purchase Aon common stock during any of the available purchase periods, the participant's right to purchase shares of Aon common stock or accumulate additional payroll deductions lapses. The U.K. Scheme was approved by the Board of Directors in 1999. No specific authorization of shares of Aon common stock for the U.K. Scheme has been made. As of December 31, 2008, the number of shares that could be issued under the plan was 364,903.

  Employee Stock Purchase Plan (The Netherlands)

  The Netherlands Employee Stock Purchase Plan provides employees of Aon and participating subsidiaries in the Netherlands the opportunity to purchase Aon common stock at a 15% discount. Contributions to this plan are made through payroll deductions. The maximum amount is not more than 15% of gross annual income with a maximum of U.S. $10,000. As of December 31, 2008, the number of shares that could be issued under the plan was 296 shares.

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

  Awards to Gregory C. Case Pursuant to Employment Agreement

  Pursuant to the Employment Agreement between Gregory C. Case and Aon, dated April 4, 2005, the terms of which are described in the Proxy Statement under the heading "Executive Compensation" and are incorporated herein by reference, Mr. Case was granted certain equity compensation awards outside of the Stock Incentive Plan as inducement for his employment with Aon. Those awards consisted of 125,000 restricted stock units and an option to purchase 325,000 shares of Aon common stock, for a total of 450,000 shares. Of the 125,000 restricted stock units, 37,500 units have been released.

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

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Internal Control over Financial Reporting
  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position — As of December 31, 2008 and 2007
  Consolidated Statements of Income — Years Ended December 31, 2008, 2007 and 2006
  Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006
  Consolidated Statements of Stockholders' Equity — Years Ended December 31, 2008, 2007 and 2006
  Notes to Consolidated Financial Statements

        All schedules for the Registrant and consolidated subsidiaries have been omitted because the required information is not present in amounts sufficient to require submission of the schedules or because the information required is included in the respective financial statements or notes thereto.

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
2.4.*	Stock Purchase Agreement dated as of December 14, 2007 between Aon and ACE Limited — incorporated by reference to Exhibit 2.4 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
2.5.*
Stock Purchase Agreement dated as of December 14, 2007 between Aon and Munich-American Holding Corporation — incorporated by reference to Exhibit 2.5 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
2.6*
Announcement dated August 22, 2008 of Aon Corporation and Benfield Group Limited — incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2008.
2.7*
Implementation Agreement dated August 22, 2008 between Aon Corporation and Benfield Group Limited — incorporated by reference to Exhibit 2.2 to Aon's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2008.

Articles of Incorporation and By-Laws.
3.1.*	Second Restated Certificate of Incorporation of Aon Corporation — incorporated by reference to Exhibit 3(a) to Aon's Annual Report on Form 10-K for the year ended December 31, 1991.
3.2.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
3.3.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Current Report on Form 8-K filed on May 9, 2000.
3.4.	Amended and Restated Bylaws of Aon Corporation, as amended and restated on January 30, 2009.
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
4.10.*
Indenture dated as of December 31, 2001 between Private Equity Partnership Structures I, LLC, as issuer, and The Bank of New York, as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent — incorporated by reference to Exhibit 4(i) to Aon's Annual Report on Form 10-K for the year ended December 31, 2001.
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

10.4.*	Amendment No. 1 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.5.*
Amendment No. 2 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.6.*
Amendment No. 3 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 10-Q for the quarter ended June 30, 2008.
10.7.*
Amendment No. 4 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.8.*
Amendment No. 5 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.9.*
Amendment No. 6 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on June 6, 2008.
10.10.*
$600 million Three-Year Credit Agreement dated as of February 3, 2005 among Aon, Citibank, N.A., as Administrative Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 8, 2005.

10.11.*	Amendment No. 1 dated as of September 30, 2005 to $600 million Three-Year Credit Agreement, dated as of February 3, 2005, among Aon, Citibank, N.A., as Administrative Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed October 5, 2005.
10.12.*
Letter Amendment dated January 30, 2008 to $600 million Three-Year Credit Agreement dated as of February 3, 2005 among Aon Corporation, Citibank, N.A., as Administrative Agent, and the lenders and other parties listed therein, as amended by Amendment No. 1 dated as of September 30, 2005 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.13.*
€650 million Facility Agreement dated February 7, 2005 among Aon, Citibank International plc, as Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 8, 2005.
10.14.*
Transfer and Amendment Agreement dated October 24, 2005 to €650 million Facility Agreement dated February 7, 2005 among Aon, Citibank International plc, as Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed October 26, 2005.
10.15.*
Letter Amendment dated February 25, 2008, to €650 million Facility Agreement dated February 7, 2005 among Aon Corporation, Citibank International plc, as Agent, and the lenders and other parties listed therein, as amended by the Transfer and Amendment Agreement dated October 24, 2005 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.16.*#
Aon Corporation Outside Director Deferred Compensation Agreement by and among Aon and Registrant's directors who are not salaried employees of Aon or Registrant's affiliates — incorporated by reference to Exhibit 10(d) to Aon's Annual Report on Form 10-K for the year ended December 31, 1999.
10.17.*#	Aon Corporation Outside Director Deferred Compensation Plan — incorporated by reference to Exhibit 10.9 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.18.*#	Aon Corporation Non-Employee Directors' Deferred Stock Unit Plan — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.19.*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan — incorporated by reference to Exhibit 10(b) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.20.*#
Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) and First Amendment to Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) — incorporated by reference to Exhibit 10.12 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.21.*#
Second Amendment to the Aon Corporation Outside Directors Stock Award and Retirement Plan — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.22.*#	Senior Officer Incentive Compensation Plan, as amended and restated — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2006.
10.23.*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.
10.24.*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.25.*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.26.*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.27.*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.28.*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.20 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.29.*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.30.*#
First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.31.*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 99.D(3) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.32.*#
Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.33.*#
Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 4.6 on Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on June 27, 2003.
10.34.*#
First Amendment to Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.26 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.35.*#
Seventh Amendment to the Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.27 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.36.*#	Form of Severance Agreement, as amended on September 19, 2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

10.37.*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.38.*#	Aon Corporation Executive Special Severance Plan — incorporated by reference to Exhibit 10(aa) to Aon's Annual Report on Form 10-K for the year ended December 31, 2004.
10.39.*#
Aon Corporation Excess Benefit Plan and the following amendments to the Aon Corporation Excess Benefit Plan: First Amendment, Second Amendment, Third Amendment, Fifth Amendment (repealing 4th Amendment), Sixth Amendment (amending Section 4.1), Sixth Amendment (amending Article VII), and the Eighth Amendment — incorporated by reference to Exhibit 10.30 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.40.*#	First Amendment to the Amended and Restated Aon Corporation Excess Benefit Plan — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.41*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2000 Award) — incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 15, 2007.
10.42.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2002 Award) — incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on August 15, 2007.
10.43.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Michael D. O'Halleran — incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed on August 15, 2007.
10.44.*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.45.*#
Employment Agreement dated as of July 15, 2005 between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.46.*#	Amendment to Employment Agreement between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 29, 2008.
10.47.*#	Letter Agreement dated as of December 9, 2005 between Aon Corporation and Patrick G. Ryan — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed December 9, 2005.
10.48.*#
Employment Agreement dated January 1, 2001, as amended September 29, 2004, between Aon and Michael D. O'Halleran — incorporated by reference to Exhibit 10(l) to Aon's Annual Report on Form 10-K for the year ended December 31, 2004.
10.49.*#
Amendment No. 2 to Employment Agreement between Aon Corporation and Michael D. O'Halleran — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.50.*#	Amendment No. 3 to Employment Agreement dated as of December 15, 2007 between Aon Corporation and Michael D. O'Halleran — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 20, 2007.
10.51.*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.
10.52.*#
Employment Agreement dated May 2, 2005 between Aon Corporation and Ted T. Devine — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.53.#	Amendment to Employment Agreement between Aon Corporation and Ted T. Devine.
10.54.*#
Transition Agreement, effective as of October 12, 2007, between Aon Corporation and David P. Bolger — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2007.
10.55.*#
Deferred Compensation Agreement dated December 31, 1980 between Combined Insurance Company of America and Richard M. Ravin — incorporated by reference to Exhibit 10.43 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.56.*#
Deferred Compensation Agreement dated December 29, 1981 between Combined Insurance Company of America and Richard M. Ravin — incorporated by reference to Exhibit 10.44 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.57.*#
Deferred Compensation Agreement dated January 8, 1983 between Combined Insurance Company of America and Richard M. Ravin — incorporated by reference to Exhibit 10.45 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.58.*#	Letter dated November 10, 2005 to Richard M. Ravin from Aon — incorporated by reference to Exhibit 10.46 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.59.*#
Transition Agreement dated December 13, 2007 between Aon, Combined Insurance Company of America and Richard M. Ravin — incorporated by reference to Exhibit 10.47 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.60.*#
Executive Agreement dated April 22, 2005 between Aon Limited and Stephen P. McGill — incorporated by reference to Exhibit 10.48 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.61.*#	Letter dated December 31, 2007 to Stephen P. McGill from Aon Limited — incorporated by reference to Exhibit 10.49 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.62.*#	Letter dated January 30, 2008 to Stephen P. McGill from Aon Limited — incorporated by reference to Exhibit 10.50 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.

10.63.*#	Overseas Assignment Letter dated July 26, 2006 between Aon Limited and Stephen P. McGill — incorporated by reference to Exhibit 10.51 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.64.*#
Aon Corporation Leadership Performance Program for 2006-2008 (as of February 22, 2008) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.65.*#
Aon Corporation Leadership Performance Program for 2007-2009 (as of February 22, 2008) — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.66.*#	Aon Corporation Leadership Performance Program (effective January 1, 2008) — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.67.*#	Aon Corporation 2008 Executive Committee Incentive Plan- incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
Statements re: Computation of Ratios.
12.1.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
12.2.	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Subsidiaries of the Registrant.
21	List of Subsidiaries of Aon.
Consents of Experts and Counsel.
23	Consent of Ernst & Young LLP.
Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
Section 1350 Certifications.
32.1	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

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
Date: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE Gregory C. Case	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
/s/ LESTER B. KNIGHT Lester B. Knight	Non-Executive Chairman and Director	March 2, 2009
/s/ FULVIO CONTI Fulvio Conti	Director	March 2, 2009
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	March 2, 2009
/s/ JAN KALFF Jan Kalff	Director	March 2, 2009
/s/ J. MICHAEL LOSH J. Michael Losh	Director	March 2, 2009
/s/ R. EDEN MARTIN R. Eden Martin	Director	March 2, 2009

Signature	Title	Date

/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	March 2, 2009
Robert S. Morrison	Director
/s/ RICHARD B. MYERS Richard B. Myers	Director	March 2, 2009
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	March 2, 2009
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	March 2, 2009
/s/ GLORIA SANTONA Gloria Santona	Director	March 2, 2009
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	March 2, 2009
/s/ CHRISTA DAVIES Christa Davies	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

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