Form 10-Q
period 2009-03-31
AON CORP
filed 2009-05-08
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

(312) 381-1000

(Registrant’s Telephone Number,
Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   ☒     NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES   ☐   NO   ☒

Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2009:  276,803,297

Part I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(millions, except per share data)	Mar. 31, 2009	Mar. 31, 2008
		(Restated)

Revenue
Commissions, fees and other	$1,822	$1,848
Investment income	32	57
Total revenue	1,854	1,905

Expenses
Compensation and benefits	1,014	1,154
Other general expenses	397	414
Depreciation and amortization	60	50
Total operating expenses	1,471	1,618
	383	287

Interest expense	29	33
Other expense (income)	11	(4)

Income from continuing operations before income taxes	343	258
Income taxes	108	76
Income from continuing operations	235	182

Income from discontinued operations before income taxes	91	66
Income taxes	41	25
Income from discontinued operations	50	41

Net income	285	223
Less: Net income attributable to noncontrolling interests	5	5
Net income attributable to Aon stockholders	$280	$218

Net income attributable to Aon stockholders
Income from continuing operations	$230	$177
Income from discontinued operations	50	41
Net income	$280	$218

Basic net income per share attributable to Aon stockholders
Income from continuing operations	$0.81	$0.57
Discontinued operations	0.18	0.13
Net income	$0.99	$0.70

Diluted net income per share attributable to Aon stockholders
Income from continuing operations	$0.80	$0.55
Discontinued operations	0.17	0.13
Net income	$0.97	$0.68

Dividends paid per share	$0.15	$0.15

Weighted average common shares outstanding - basic	284.3	311.9

Weighted average common shares outstanding - diluted	288.8	319.8

See the accompanying notes to the condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

	As of
(millions)	Mar. 31, 2009	Dec. 31, 2008
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$501	$582
Short-term investments	879	684
Receivables	1,795	1,990
Fiduciary assets	11,239	10,678
Other current assets	307	355
Assets held for sale	188	237
Total Current Assets	14,909	14,526
Goodwill	5,546	5,637
Other intangible assets, net	738	779
Fixed assets, net	430	451
Investments	313	332
Other non-current assets	1,172	1,215
TOTAL ASSETS	$23,108	$22,940

LIABILITIES
CURRENT LIABILITIES:
Fiduciary liabilities	$11,239	$10,678
Short-term debt	104	105
Accounts payable and accrued liabilities	1,336	1,560
Other current liabilities	308	314
Liabilities held for sale	124	146
Total Current Liabilities	13,111	12,803
Long-term debt	1,848	1,872
Pension and other post employment liabilities	1,446	1,694
Other non-current liabilities	1,041	1,156
TOTAL LIABILITIES	17,446	17,525

EQUITY
STOCKHOLDERS’ EQUITY:
Common stock-$1 par value Authorized: 750 shares (issued: 3/31/09 - 362.7; 12/31/08 - 361.7)	363	362
Additional paid-in capital	3,129	3,220
Retained earnings	7,034	6,816
Treasury stock at cost (shares: 3/31/09 - 85.9; 12/31/08 - 89.9)	(3,456)	(3,626)
Accumulated other comprehensive loss	(1,517)	(1,462)
TOTAL AON STOCKHOLDERS’ EQUITY	5,553	5,310
Noncontrolling interests	109	105
TOTAL EQUITY	5,662	5,415
TOTAL LIABILITIES AND EQUITY	$23,108	$22,940

See the accompanying notes to the condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Aon Stockholders
(millions)	Shares	Common Stock and Additional Paid- in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Losses, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2009	361.7	$3,582	$(3,626)	$6,816	$(1,462)	$105	$5,415
Net Income	—	—	—	280	—	5	285
Shares issued-employee benefit plans	1.0	27	—	—	—	—	27
Shares reissued-employee benefit plans	—	(170)	170	(21)	—	—	(21)
Tax benefit-employee benefit plans	—	13	—	—	—	—	13
Stock compensation expense	—	40	—	—	—	—	40
Dividends to stockholders	—	—	—	(41)	—	—	(41)
Net derivative losses	—	—	—	—	(9)	—	(9)
Net unrealized investment losses	—	—	—	—	(8)	—	(8)
Net foreign currency translation adjustments	—	—	—	—	(94)	(1)	(95)
Net post-retirement benefit obligation	—	—	—	—	56	—	56

Balance at March 31, 2009	362.7	$3,492	$(3,456)	$7,034	$(1,517)	$109	$5,662

See accompanying notes to condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	Mar. 31,	Mar. 31,
(millions)	2009	2008

Cash Flows from Operating Activities:
Net income	$285	$223
Adjustments to reconcile net income to cash provided by operating activities:
Gain from disposal of operations	(92)	—
Depreciation and amortization of fixed assets	37	36
Amortization of intangible assets	23	14
Stock compensation expense	40	82
Deferred income taxes	14	(30)
Change in assets and liabilities:
Change in funds held on behalf of brokerage and consulting clients	512	500
Net receivables	179	111
Accounts payable and accrued liabilities	(260)	(268)
Restructuring reserves	(8)	19
Pension and other post employment liabilities	(59)	(45)
Other assets and liabilities	(118)	(126)
Cash Provided by Operating Activities	553	516

Cash Flows from Investing Activities:
Sales of long-term investments	7	240
Purchase of long-term investments	(12)	(258)
Purchases of short-term investments, net	(705)	(74)
Acquisition of subsidiaries, net of cash acquired	(33)	(47)
Proceeds from sale of businesses	128	1
Capital expenditures	(21)	(29)
Cash Used for Investing Activities	(636)	(167)

Cash Flows from Financing Activities:
Issuance of common stock	27	3
Treasury stock transactions - net	28	(346)
Repayment of short-term borrowings	(1)	(169)
Issuance of long-term debt	—	348
Repayments of long-term debt	—	(290)
Cash dividends to stockholders	(41)	(46)
Cash Provided by (Used for) Financing Activities	13	(500)

Effect of Exchange Rate Changes on Cash	(11)	19
Net Decrease in Cash and Cash Equivalents	(81)	(132)
Cash and Cash Equivalents at Beginning of Period	582	584
Cash and Cash Equivalents at End of Period	$501	$452

Supplemental disclosures:
Interest paid	$37	$39
Income taxes paid, net of refunds	53	104

See the accompanying notes to the condensed consolidated financial statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                       Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all normal recurring adjustments which Aon Corporation (“Aon” or the “Company”) considers necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the first quarter ended March 31, 2009 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2009.  Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2009 presentation.  In addition, due to the adoption of SFAS 160 and FSP EITF 03-6-1, certain amounts in prior period financial statements and related notes have been restated and have been identified accordingly.

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses during the reporting periods.  Actual amounts could differ from those estimates.

2.                                       Accounting Principles and Practices

Changes in Accounting Principle

Aon adopted SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 on January 1, 2009.  SFAS 141(R) replaces SFAS 141 and applies to all transactions or other events in which an entity obtains control over one or more businesses.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Business combinations achieved in stages require recognition of the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values.  SFAS 141(R) also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, and requires direct acquisition costs to be expensed.  In addition, SFAS 141(R) provides certain changes to income tax accounting for business combinations which applies to both new and previously existing business combinations.

SFAS 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This Statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 requires retrospective adjustments, for all periods presented, of stockholders’ equity and net income for noncontrolling interests.  In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in Aon’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions.  If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net income. In previous periods, noncontrolling interests for operating subsidiaries were reported in other general expenses in the condensed consolidated statements of income.  Prior period amounts have been restated to conform to the current year’s presentation.

Aon adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133, on January 1, 2009.  This Statement supplements disclosure requirements provided under SFAS 133 for derivative instruments and hedging activities.  Companies are required to provide enhanced qualitative and quantitative information.  See Note 12 for related disclosures.

The Company adopted FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, effective January 1, 2009.  The staff position holds that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under SFAS 128, and therefore should be included in computing earnings per share using the two class method.  Certain of Aon’s restricted stock awards allow the holder to receive a nonforfeitable dividend equivalent.  All prior periods earnings per share data have been adjusted to conform to the current presentation.  See Note 4 for further discussion of the effect of adopting FSP EITF 03-6-1 on the Company’s financial statements.

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The staff position requires pension and other postretirement plan disclosures be expanded to include investment allocation decisions, the fair value of each major category of plan assets based on the nature and risks of assets in the plans, and inputs and valuation techniques used to develop fair value measurements of plan assets.  The Company is currently evaluating the FSP to determine any additional disclosures required in the 2009 annual report.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability has significantly decreased.  This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly.

Also in April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP is limited in its guidance to debt securities, and requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery.  Entities are required to record a cumulative effect adjustment for the non-credit component of previously recognized other-than-temporary impairments that meets the criteria of the FSP.

Also in April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.

All three of these FSPs issued in April 2009 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company will not early adopt the FSPs, and does not expect a material impact upon the adoption of the FSPs.

3.                                       Cash and Cash Equivalents

Cash and cash equivalents for both March 31, 2009 and December 31, 2008 included restricted balances of $194 million.  Restricted balances are held for the benefit of a reinsurance agreement with a third-party reinsurance company.

4.                                       Income Per Share

Income per share attributable to Aon stockholders is calculated as follows (in millions, except per share data):

	Three months ended March 31,
	2009	2008
		(Restated)
Net income from continuing operations attributable to Aon stockholders	$230	$177
Net income from discontinued operations attributable to Aon stockholders	50	41
Net income for basic and diluted per share calculation	$280	$218
Basic shares outstanding	284	312
Common stock equivalents	5	8
Diluted potential common shares	289	320
Basic net income per share attributable to Aon stockholders:
Continuing operations	$0.81	$0.57
Discontinued operations	0.18	0.13
Net income	$0.99	$0.70
Diluted net income per share attributable to Aon stockholders:
Continuing operations	$0.80	$0.55
Discontinued operations	0.17	0.13
Net income	$0.97	$0.68
Antidilutive employee stock options	5	4

As discussed in Note 2, the Company adopted FSP EITF 03-6-1 effective January 1, 2009.  As a result, approximately 7 million and 8 million shares have been added to basic shares outstanding for the three months ended March 31, 2009 and 2008, respectively, and were incorporated into the new earnings per share calculation under the two-class method as prescribed by FSP EITF 03-6-1.  The prior period basic net income per share was reduced from $0.72 to $0.70 as a result of adopting FSP EITF 03-6-1.

5.                                       Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by operating segment for the three months ended March 31, 2009 are as follows (in millions):

	Risk and Insurance Brokerage Services	Consulting	Total
Balance as of December 31, 2008	$5,259	$378	$5,637
Goodwill acquired	8	—	8
Benfield purchase accounting adjustments	(10)	—	(10)
Goodwill related to disposals	(10)	—	(10)
Foreign currency revaluation	(78)	(1)	(79)
Balance as of March 31, 2009	$5,169	$377	$5,546

Other intangible assets by asset category are as follows (in millions):

	March 31, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$126	$—	$128	$—
Customer Related and Contract Based	683	196	697	180
Marketing, Technology and Other	326	201	331	197
	$1,135	$397	$1,156	$377

Amortization expense on intangible assets was $23 million and $14 million for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, the estimated amortization for intangible assets is as follows (in millions):

2009	$71
2010	87
2011	82
2012	71
2013	61
Thereafter	240
Total	$612

6.                                       Disposal of Operations

Continuing Operations

In December 2008, Aon signed a definitive agreement to sell the U.S. operations of the premium finance business of Cananwill.  Cananwill’s results are included in the Risk and Insurance Brokerage Services segment.  This disposition was completed in February 2009.  A pretax loss totaling $7 million was recorded, of which $5 million was recorded in 2008.  This disposal did not meet the criteria for discontinued operations reporting.  Aon may receive up to $10 million from the buyer over the next two years based on the amount of insurance premiums and related obligations financed by the buyer over such period that are generated from certain of Cananwill’s producers.

Discontinued Operations

Property and Casualty Operations

In January 2009, the Company reached a definitive agreement to sell FFG Insurance Company (“FFG”), Atlanta International Insurance Company (“AIIC”) and Citadel Insurance Company (“Citadel”) (together the “P&C operations”).  FFG and Citadel are property and casualty insurance operations that were in runoff.  AIIC is a property and casualty insurance operation that was previously reported in discontinued operations. The sale is subject to various closing conditions and is expected to be completed in the second quarter of 2009.  Aon anticipates incurring a pretax loss of approximately $191 million on the sale of these operations, which was recorded in 2008 in income (loss) from discontinued operations.

The P&C operations have reinsurance agreements to both cede and assume reinsurance.  As of November 30, 2006, in connection with the sale of Aon Warranty Group (“AWG’), Aon sold Virginia Surety Company (“VSC”).  VSC remains liable to policyholders to the extent reinsurers of the property and casualty businesses do not meet their obligations.  In connection with the AWG sale, Aon provided an indemnification which protects the purchaser from credit exposure related to the property and casualty balances that were reinsured.  These reinsurance recoverables amount to $608 million at March 31, 2009.  Trust balances and letters of credit offsetting these reinsurance recoverables totaled approximately $129 million at March 31, 2009. The balance of the liability was $9 million at March 31, 2009, reflecting the estimated fair value of this indemnification.  The Company is not aware of any event of default by any reinsurer which would require it to satisfy the indemnification.  In conjunction with the sale of the P&C operations, the buyer will assume the guarantee with respect to these reinsurance balances.

AIS Management Corporation

In 2008, Aon reached a definitive agreement to sell AIS Management Corporation (“AIS”), which was previously included in the Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for $120 million in cash at closing, plus a potential earn-out of up to $35 million payable over the two years following the completion of the agreement.  The disposition was completed in January 2009 and resulted in a pretax gain of $86 million in first quarter 2009.

Accident, Life & Health Operations

On April 1, 2008, the Company sold its Combined Insurance Company of America (“CICA”) subsidiary to ACE Limited and its Sterling Life Insurance Company (“Sterling”) subsidiary to Munich Re Group.  These two subsidiaries were previously included in the Company’s former Insurance Underwriting segment.

The operating results of all businesses classified as discontinued operations are as follows (in millions):

	Three months ended
	March 31,
	2009	2008
Revenue:
CICA and Sterling	$—	$677
AIS	—	25
P&C Operations	1	2
Total	$1	$704

Income (loss) before income taxes:
Operations:
CICA and Sterling	$—	$66
AIS	—	5
P&C Operations	(2)	(2)
	(2)	69
Gain (loss) on sale:	93	(3)
Total	$91	$66

Net income (loss):
Operations	$(1)	$43
Gain (loss) on sale	51	(2)
Total	$50	$41

The assets and liabilities reported as held-for-sale are as follows (in millions):

	As of	As of
	Mar. 31, 2009	Dec. 31, 2008
Assets:
Investments:
Fixed maturities	$103	$104
All other investments	60	68
Receivables	8	24
Property and equipment and other assets	17	41
Total assets	$188	$237

Liabilities:
Policy liabilities:
Policy and contract claims	$113	$122
Unearned premium reserves and other	3	5
General expenses and other liabilities	8	19
Total liabilities	$124	$146

Equity:
Invested equity	$62	$87
Net unrealized investment gains	2	4
Total equity	$64	$91

7.            Restructuring Charges

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan in conjunction with its acquisition of Benfield Group Limited (“Aon Benfield Plan”) in 2008.  The restructuring plan, which will continue through the end of 2011, is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 500 to 700 job eliminations.  As of March 31, 2009, approximately 160 jobs have been eliminated under the Plan.  Additionally, duplicate space and assets will be abandoned.  The Company estimates that the Aon Benfield Plan will result in costs totaling approximately $185 million, of which $104 million was recorded in connection with the Benfield merger and is included as part of the Benfield purchase price allocation, and $81 million of which will result in charges to earnings.  All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Charges related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring and related expenses to affect continuing operations through the end of 2011.

The following summarizes the restructuring and related costs by type and estimated to be incurred through the end of the restructuring initiative related to the merger and integration of Benfield (in millions):

	Purchase Price Allocation	First Quarter 2009	Total to Date	Estimated Total for Restructuring Period (1)
Workforce reduction	$74	$8	$82	$126
Lease consolidation	28	—	28	49
Asset impairments	—	1	1	8
Other costs	2	—	2	2
Total	$104	$9	$113	$185

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The 2007 Plan includes an estimated 3,900 job eliminations beginning in 2007 and continuing into 2009.  As of March 31, 2009, approximately 1,900 positions have been eliminated.  The Company also expects to close or consolidate several offices resulting in sublease losses or lease buy-outs.  The Company estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $550 million.  Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring and related expenses to affect continuing operations through the end of 2009.

Below is a summary of the 2007 Plan restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative (in millions):

	Actual				Estimated
	2007	2008	First Quarter 2009	Total Incurred to Date	Total for Restructuring Period (1)
Workforce reduction	$17	$166	$27	$210	$340
Lease consolidation	22	38	5	65	123
Asset impairments	4	18	—	22	45
Other costs associated with restructuring	3	29	2	34	42
Total restructuring and related expenses	$46	$251	$34	$331	$550

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

The following is a summary of actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment (in millions):

	Actual				Estimated
	2007	2008	First Quarter 2009	Total Incurred to Date	Total for Restructuring Period
Risk and Insurance Brokerage Services	$41	$234	$31	$306	$505
Consulting	5	17	3	25	45
Total restructuring and related expenses	$46	$251	$34	$331	$550

As of March 31, 2009, the Company’s liabilities for the Aon Benfield Plan, the 2007 Plan and the 2005 Plan are as follows (in millions):

	Aon	2007	2005
	Benfield	Plan	Plan	Total
Balance at January 1, 2008	$—	$25	$63	$88
Expensed in 2008	—	233	3	236
Cash payments in 2008	—	(148)	(34)	(182)
Purchase price allocation	104	—	—	104
Foreign currency translation adjustment	—	(9)	(4)	(13)
Balance at December 31, 2008	104	101	28	233
Expensed in 2009	8	34	—	42
Cash payments in 2009	(9)	(36)	(5)	(50)
Foreign currency translation adjustment	(3)	(2)	—	(5)
Balance at March 31, 2009	$100	$97	$23	$220

Aon’s unpaid restructuring liabilities are included in accounts payable and accrued liabilities as well as other non-current liabilities in the condensed consolidated statements of financial position.

8.            Investment Income

The components of investment income are as follows (in millions):

	Three months ended March 31,
	2009	2008
Short-term investments, including premium trusts	$32	$58
Less: investment expenses	—	1
Investment income	$32	$57

The Company earns investment income on short-term investments it owns, as well as on premium trust balances that Aon maintains for premiums collected from insureds but not yet remitted to insurance companies.  These premium trust balances, which also include cash and cash equivalents, were $3.7 billion and $3.2 billion at March 31, 2009 and December 31, 2008, respectively.  These funds and a corresponding liability are included in fiduciary assets and fiduciary liabilities in the accompanying condensed consolidated statements of financial position.

9.            Stockholders’ Equity

Common Stock

During the first three months of 2009, Aon issued 966,000 new shares of common stock for employee benefit plans.  In addition, Aon reissued approximately 4.0 million shares of treasury stock for employee benefit programs and 69,000 shares in connection with the employee stock purchase plans.

Aon’s Board of Directors has authorized the Company to repurchase up to $4.6 billion of its outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  Since inception of its share repurchase program in 2005, the Company has repurchased a total of 90.8 million shares for an aggregate cost of $3.7 billion.  The Company did not repurchase any shares in first quarter 2009.  As of March 31, 2009, the Company remained authorized to purchase up to $854 million of additional shares under the current stock repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

There are also 22.4 million shares of common stock held in treasury at March 31, 2009 which are restricted as to their reissuance.

Other Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in millions):

	Three months ended March 31,
	2009	2008
Net income attributable to Aon stockholders	$280	$218
Net derivative (losses) gains	(9)	3
Net unrealized investment (losses) gains	(8)	13
Net foreign currency translation adjustments	(94)	306
Net postretirement benefit obligations	56	8
Comprehensive income, net of tax	$225	$548

The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

	March 31, 2009	December 31, 2008
Net derivative losses	$(22)	$(13)
Net unrealized investment gains	48	56
Net foreign currency translation adjustments	8	102
Net postretirement benefit obligations	(1,551)	(1,607)
Accumulated other comprehensive loss, net of tax	$(1,517)	$(1,462)

10.          Employee Benefits

Pension Plans

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., The Netherlands, and Canada (in millions):

	Three months ended March 31,
	U.S.		International
	2009	2008	2009	2008
Service cost	$—	$12	$4	$6
Interest cost	31	26	54	75
Expected return on plan assets	(26)	(32)	(52)	(80)
Amortization of prior service cost	(1)	(4)	1	—
Amortization of net loss	12	6	9	10
Net periodic benefit cost	$16	$8	$16	$11

On January 30, 2009, the Aon Board of Directors adopted an amendment to the U.S. defined benefit pension plan whereby effective April 1, 2009 the Company will cease crediting future benefits relating to salary and service.  As a result of the U.S. plan amendment, the Company remeasured its pension expense for 2009 to reflect a new discount rate of 7.08%, the year-to-date decline in plan assets and change in amortization basis to the expected average remaining life of plan participants.  The remeasurement resulted in a $163 million improvement in the funded status of Aon’s U.S. plan. Additionally, the Company recognized a curtailment gain of $83 million in first quarter 2009, which is reported in compensation and benefits in the condensed consolidated statements of income.

Also during the first quarter, an additional curtailment gain of $10 million was recognized in discontinued operations resulting from the sale of CICA.  The curtailment gain relates to the Company’s U.S. Retiree Health and Welfare Plan in which CICA employees were allowed to participate through the end of 2008, pursuant to the terms of the sale.

Based on current rules and assumptions, Aon plans to contribute $26 million and $374 million to its U.S. and material international defined benefit pension plans, respectively.  As of March 31, 2009, contributions of $6 million have been made to the U.S. pension plans and $85 million to its material international pension plans.

11.          Stock Compensation Plans

Compensation expense

The following table summarizes stock-based compensation expense related to all stock-based payments recognized in continuing operations in the condensed consolidated statements of income in compensation and benefits (in millions):

	Three months ended
	March 31,
	2009	2008
Restricted Stock Units (“RSUs”)	$34	$45
Performance plans	5	14
Stock options	—	6
Employee stock purchase plan	1	1
Total	$40	$66

During the first quarter 2009, the Company converted its stock administration system to a new service provider.  In connection with this conversion, a reconciliation of the methodologies utilized was performed, resulting in a $16 million reduction of expense, reflecting a change in estimate relating to forfeitures.

Stock Awards

During the first quarter of 2009, the Company granted approximately 2 million shares in connection with the completion of the 2006 Leadership Performance Plan (“LPP”) cycle and approximately 1.9 million restricted shares in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Three months ended March 31,
	2009		2008
	Shares	Fair Value	Shares	Fair Value
Non-vested at beginning of period	14,060	$35	14,150	$31
Granted	3,855	39	2,088	41
Vested	(4,127)	39	(2,628)	28
Forfeited	(89)	38	(113)	32
Non-vested at end of period	13,699	35	13,497	33

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	Three months ended March 31,
	2009	2008
Potential RSUs to be issued based on current performance levels	5,258	5,676
Unamortized expense, based on current performance levels	$117	$109

Stock Options

In 2008 and prior years, Aon used historical data to estimate option exercise and employee terminations within the lattice-binomial option-pricing model, stratifying between executives and key employees.  Beginning in 2009, after reviewing additional historical data, the valuation model will stratify employees by those receiving LPP options, Special Stock Plan (“SSP”) options, and all other option grants.  The Company believes that this stratification better represents prospective stock option exercise patterns.

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended March 31, 2009
	LPP Options	SSP Options	All Other Options
Weighted average volatility	35.5%	35.5%	35.5%
Expected dividend yield	1.3%	1.3%	1.3%
Risk-free rate	1.6%	1.8%	2.0%

Weighted average expected life, in years	4.4	5.6	6.5
Weighted average estimated fair value per share	$12.25	$13.77	$14.60

	Three months ended March 31, 2008
	Executives	Key Employees
Weighted average volatility	29.3%	29.3%
Expected dividend yield	1.3%	1.3%
Risk-free rate	3.3%	3.4%

Weighted average expected life, in years	5.1	5.7
Weighted average estimated fair value per share	$11.26	$12.28

During the first quarter of 2009, the Company granted approximately 1 million stock options with an exercise price of $39 per share in connection with the 2009 LPP Plan.

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Three months ended March 31,
	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Beginning outstanding	19,666	$31	26,479	$31
Granted	975	39	898	41
Exercised	(1,963)	26	(1,042)	29
Forfeited and expired	(467)	42	(1,285)	42
Outstanding at end of period	18,211	32	25,050	31
Exercisable at end of period	9,301	31	14,517	30

The weighted average remaining contractual life, in years, of outstanding options was 4.6 years and 5.1 years at March 31, 2009 and 2008, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $40.82 as of March 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2009, the aggregate intrinsic value of options outstanding was $167 million, of which $90 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended March 31,
	2009	2008
Aggregate intrinsic value of stock options exercised	$31	$14
Cash received from the exercise of stock options	52	24
Tax benefit realized from the exercise of stock options	11	4

Unamortized deferred compensation expense, which includes both options and awards, amounted to $335 million as of March 31, 2009, with a remaining weighted-average amortization period of approximately 2.1 years.

12.          Financial Instruments

Aon is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity security prices.  To manage the risk related to these exposures, Aon enters into various derivative transactions.  The derivatives have the effect of reducing Aon’s market risks by creating offsetting market exposures.  Aon does not enter into derivative transactions for trading purposes.

Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices.  Positions are monitored using techniques such as market value and sensitivity analyses.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties. As of March 31, 2009, all net derivative liability positions were entered into pursuant to terms of ISDA master agreements and were free of credit risk contingent features.

Accounting Policy for Derivative Instruments

All derivative instruments are recognized in the condensed consolidated statements of financial position at fair value. Unless otherwise noted, derivative instruments with a positive fair value are reported in other assets and derivative instruments with a negative fair value are reported in other liabilities in the condensed consolidated statements of financial position.  Where Aon has entered into master netting agreements with counterparties, the derivative positions are netted by counterparty and are reported accordingly in other assets or other liabilities consistent with FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.  Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting.

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, identifies three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (i) a hedge of the change in fair value of a recognized asset or liability or firm commitment (“fair value hedge”), (ii) a hedge of the variability in cash flows from a recognized variable-rate asset or liability or forecasted transaction (“cash flow hedge”), and (iii) a hedge of the net investment in a foreign subsidiary (“net investment hedge”).  Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility.

In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item.  The documentation will include a description of the hedging instrument, the hedge item, the risk being hedged, Aon’s risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge, and the method for measuring hedge ineffectiveness.  Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis.  Aon assesses the ongoing effectiveness of its hedges and measures and records hedge ineffectiveness, if any, at the end of each quarter.

For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings.  As of March 31, 2009, Aon has no derivatives designated as fair value hedges.  For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in Other Comprehensive Income (“OCI”) and subsequently reclassified to income when the hedged item affects earnings.  The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings.  For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is reported in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.

Changes in the fair value of a derivative that is not designated as an accounting hedge (known as an “economic hedge”) are recorded in either investment income or other general expenses (depending on the hedged exposure and the Company’s policy) in the current period’s condensed consolidated statement of income.

Aon discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) it determines that the derivative is no longer effective in offsetting changes in the hedged item’s fair value or cash flows, (3) a hedged forecasted transaction is no longer probable of occurring in the time period described in the hedge documentation, (4) the hedged item matures or is sold, or (5) management elects to discontinue hedge accounting voluntarily.

When hedge accounting is discontinued because the derivative no longer qualifies as a fair value hedge, Aon will continue to carry the derivative in the condensed consolidated statements of financial position at its fair value, recognize subsequent changes in the fair value of the derivative in current-period earnings, cease to adjust the hedged asset or liability for changes in its fair value, and begin to amortize the hedged item’s cumulative basis adjustment into earnings over the remaining life of the hedged item using a method that approximates the level-yield method.

When hedge accounting is discontinued because the derivative no longer qualifies as a cash flow hedge, Aon will continue to carry the derivative in the condensed consolidated statements of financial position at its fair value, recognize subsequent changes in the fair value of the derivative in current-period earnings, and continue to defer the derivative gain or loss in accumulated OCI until the hedged forecasted transaction affects earnings.  If the hedged forecasted transaction is probable of not occurring in the time period described in the hedge documentation or within a two month period of time thereafter, the deferred derivative gain or loss would be reclassified immediately to earnings.

Foreign Exchange Risk Management

Certain of Aon’s foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars and Euros) that differ from their functional currencies.  The foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change.  To reduce this variability, Aon uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted revenue for up to a maximum of three years in the future.  Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue.  As of March 31, 2009, a $42 million pretax loss has been deferred to OCI, $20 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in the next twelve months.  Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged revenue is recognized.  The hedge had no material ineffectiveness in the first quarter of 2009.

As of March 31, 2009, the Company had the following outstanding foreign exchange forward and option contracts that were entered into to hedge forecasted revenues and which qualify as cash flow hedges (in millions):

	Notional Amounts
Forecasted revenues	2009	2010	2011	2012
U.S. Dollar	$107	$185	$130	$7
Euro	43	36	23	2

Aon also uses foreign exchange forward contracts, which have not been designated as hedges for accounting purposes, to hedge economic risks that arise from fluctuations in the currency exchange rates.  Changes in the fair value of these derivatives are recorded in other general expenses in the condensed consolidated statements of income.  As of March 31, 2009, the total notional amount of the Company’s foreign exchange forward contracts related to these derivatives was $84 million.

Aon uses foreign exchange forward and over-the-counter option contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon’s foreign operations.  These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other general expenses in the condensed consolidated statements of income.

As of March 31, 2009, the total notional amount of the Company’s foreign exchange forward and over-the-counter option contracts related to these derivatives was $43 million.

Aon also uses foreign currency forward contracts to offset foreign exchange risk associated with foreign denominated (primarily British pounds) intercompany notes.  These derivatives were not designated as a hedge because changes in their fair value were largely offset in earnings by remeasuring the notes for changes in spot exchange rates.  Changes in the fair value of these derivatives were recorded in other general expenses in the condensed consolidated statements of income. As of March 31, 2009, the total notional amount of the Company’s foreign exchange forward contracts related to these derivatives was $184 million.

Aon also uses foreign currency option contracts to hedge its net investments in foreign operations.  During the first quarter of 2009, this hedge had no ineffectiveness, and a $51 million cumulative pretax gain has been included in OCI at March 31, 2009.  As of March 31, 2009, Aon has received collateral of $47 million from the counterparty for this hedge.  As of March 31, 2009, the total notional amount of the Company’s foreign currency option contracts related to this hedge was $553 million.

In 2005, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany borrowings.  These swaps have been designated as cash flow hedges.  As of March 31, 2009, a $5 million pretax gain had been deferred to OCI, $1 million of which is expected to be reclassified to earnings as an adjustment to interest expense in the next twelve months.  Reclassification from OCI will offset the related transaction gain or loss arising from the remeasurement of the borrowing due to changes in spot exchange rates.  This hedge had no material ineffectiveness in the first quarter of 2009.  As of March 31, 2009, the total notional amount of the Company’s cross-currency swaps related to this hedge was $131 million.

In 2008, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany receivables.  These swaps have been designated as cash flow hedges.  As of March 31, 2009, a $10 million pretax loss had been deferred to OCI, $6 million of which is expected to be reclassified to earnings as an adjustment to interest expense in the next twelve months.  Reclassification from OCI will offset the related transaction gain or loss arising from the remeasurement of the receivable due to changes in spot exchange rates.  This hedge had no material ineffectiveness in the first quarter of 2009.  As of March 31, 2009, the total notional amount of the Company’s cross-currency swaps related to this hedge was $171 million.

Several of Aon’s subsidiaries have negotiated outsourcing service agreements in currencies that differ from their functional currencies; primarily the Philippine Peso and the Indian Rupee.  The subsidiary’s functional currency equivalent of the expense will fluctuate as the currency exchange rates change.  To reduce this variability, Aon uses foreign exchange forward contracts to hedge the foreign exchange risk associated with the forecasted expense incurred for the life of the service agreements or up to six years.  Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense.  As of March 31, 2009, a $10 million pretax loss has been deferred to OCI, $2 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in the next twelve months.  Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged expense is recognized.  The hedge did not have any ineffectiveness in the first quarter of 2009.

As of March 31, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted expenses and which qualify as cash flow hedges (in millions):

	Notional Amounts
Forecasted expenses	2009	2010	2011	2012
Indian Rupee	$8	$10	$9	$4
Philippine Peso	2	2	2	1

Interest Rate Risk Management

Aon enters into receive-fixed-pay-floating interest rate swaps which are designated as cash flow hedges of the benchmark interest rate risk component of a portion of Aon’s U.S. dollar, Euro, Australian dollar, Canadian dollar and British pound denominated brokerage funds held on behalf of clients and other operating funds.  Forecasted interest receipts earned on deposit balances are hedged up to a maximum of three years into the future.  Changes in the fair value of the swaps are recorded in OCI and will be reclassified to earnings as an adjustment to investment income over the term of the swap.  As of March 31, 2009, a $24 million pretax gain related to this hedge was recorded in OCI, $19 million of which is expected to be reclassified to earnings as an adjustment to investment income in the next twelve months.  This hedge had no material ineffectiveness in the first quarter of 2009.

As of March 31, 2009, the Company had the following outstanding interest rate swaps that were entered into to hedge the interest rate exposure of the forecasted interest receipts earned on short-term fund balances (in millions):

	Notional Amounts
Fund balances	2009	2010	2011
U.S. Dollar	$1,050	$600	$100
Euro	325	162	81
All other	95	95	22

The location and fair value of derivative instruments reported in the condensed consolidated statement of financial position, segregated between derivatives that are designated as hedging instruments and those that are not, are as follows (in millions):

	Derivative Assets		Derivative Liabilities
As of March 31, 2009	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives accounted for as hedges:

Interest rate contracts	Other assets	$28	Other liabilities	$(2)
Foreign exchange contracts	Other assets	302	Other liabilities	(253)
Other contracts (1)	Other assets	32	Other liabilities	(39)
Total		362		(294)

Derivatives not accounted for as hedges:

Foreign exchange contracts	Other assets	28	Other liabilities	(29)
Total		$390		$(323)

(1) Other contracts include cross-currency swaps hedging the foreign currency risk associated with foreign denominated intercompany loans, as described above.

The location and amounts of the gains and losses reported in the condensed consolidated statement of financial position in OCI, segregated by type of hedge and further by type of derivative contract, are as follows (in millions):

Three months ended March 31, 2009	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Cash flow hedges:

Interest rate contracts	$3	Investment income	$10	Investment income	$—
Foreign exchange contracts	(13)	Other general expenses	(4)	Other general expenses	—
Other contracts (1)	—	Interest expense	(3)	Interest expense	—
Total	$(10)		$3		$—

Foreign net investment hedges:
Foreign exchange contracts	$(4)	N/A	$—	N/A	$—

(1) Other contracts include cross-currency swaps hedging the foreign currency risk associated with foreign denominated intercompany loans, as described above.

The location and amounts of the gains and losses reported in the condensed consolidated statement of income for derivatives not designated as qualifying hedges are as follows (in millions):

Three Months Ended March 31, 2009	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income

Derivatives not designated as hedges:
Foreign exchange contracts	Other general expenses	$(1)

13.           Premium Finance Operations

Some of Aon’s U.S., U.K., Canadian, and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  In December 2008, Aon signed a definitive agreement to sell the U.S. operations of the premium finance business (Cananwill).  This disposition was completed in February 2009.

In the U.K., premium finance agreements are sold to special purpose entities (“SPEs”), which are considered qualified special purpose entities (“QSPEs”), as defined by SFAS 140. The QSPEs fund their purchases of premium finance agreements by selling undivided beneficial interests in the agreements to multi-seller commercial paper conduit SPEs sponsored by unaffiliated banks (“Bank SPEs”). In Canada and Australia, undivided interests in the premium finance agreements are sold directly to Bank SPEs.  The Bank SPEs are variable interest entities as defined by FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”).

The QSPEs used in the U.K are not consolidated in Aon’s financial statements because the criteria for sale accounting have been met under SFAS 140. For the Canadian and Australian sales, the Company determined that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46(R), because Aon is not their primary beneficiary.

Aon’s variable interest in the Bank SPEs in these jurisdictions is limited to the retained interests in premium finance agreements sold to the Bank SPEs.  The Company reviews all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of its accounting.

Pursuant to the sale agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements, and was $234 million at March 31, 2009.  The Bank SPEs had advanced $164 million and $981 million at March 31, 2009 and December 31, 2008, respectively, on portfolios sold to the Bank SPEs of $228 million and $1.1 billion at March 31, 2009 and December 31, 2008, respectively.

Aon records gains on the sale of premium finance agreements.  When Aon calculates the gain, all costs expected to be incurred for the relevant Bank SPEs are included.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $6 million and $17 million for the three months ended March 31, 2009 and 2008, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by Aon (and other sellers) as required by the sales agreements.  The over-collateralization of the sold receivables represents Aon’s maximum exposure to credit-related losses, and was approximately $57 million at March 31, 2009.  The Company continually reviews the retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjusts its carrying value accordingly.

With the exception of the Australian sales agreements, all the other sales agreements require Aon to meet the following covenants:

•      consolidated net worth, as defined, of at least $2.5 billion,

•      consolidated EBITDA to consolidated net interest of at least 4 to 1, and

•      consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

Aon intends to renew these sales agreements, which have 364-day terms, as they expire.  The Company renewed the Canadian and U.K. sales agreements in the fourth quarter 2008. The current environment in the credit market influenced the renewal process and the renewed terms are more restrictive:  the over-collateralization requirements increased significantly, and, based upon the Company’s estimated needs for the coming year, Aon reduced the level of committed availability.  The Australian facility expires in June 2009, and the Company expects similarly restrictive terms and pricing upon renewal of that facility.  Moreover, as Aon’s ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could further diminish Aon’s premium finance results of operations and cash flows.  The Company also faces the risk that the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements.  Such an occurrence would require the Company to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements.  Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, Aon’s access to the conduit facilities and special purpose vehicles could be affected.

In connection with Aon’s sale of its U.S. premium finance business, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at March 31, 2009, was $448 million, if losses exceed the historical credit loss reserve for the business.  Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender’s right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier.  The Company does not expect to incur any significant losses related to this guarantee.

14.           Variable Interest Entities

Aon has the following variable interest entities (“VIEs”) that have been consolidated at March 31, 2009:

•      Globe Re Limited (“Globe Re”), which provides reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by a third party;

•      Juniperus Insurance Opportunity Fund Limited (“Juniperus”), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks; and

•      Juniperus Capital Holdings Limited (“JCHL”), which provides investment management and related services to Juniperus.

These entities meet the definition of a VIE and have been consolidated in accordance with FIN 46(R).   Globe Re had assets and liabilities of $170 million and $101 million, respectively, at March 31, 2009 and $187 million and $105 million, respectively, at December 31, 2008. Juniperus/JCHL had assets and liabilities of $147 million and $22 million, respectively, at March 31, 2009 and $121 million and $68 million, respectively, at December 31, 2008.  Aon’s potential loss at March 31, 2009 is limited to its equity investment in the VIEs, which is $20 million for Globe Re and $55 million for Juniperus.

15.           Fair Value

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 (in millions):

		Fair Value Measurements at
		March 31, 2009 Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	March 31, 2009	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Short-term investments including money market funds and highly liquid debt securities (1)	$2,949	$—	$2,949	$—
Other investments	123	—	20	103
Derivatives	149	—	148	1
Retained interests	57	—	—	57
Liabilities:
Derivatives	82	—	82	—
Guarantees	9	—	—	9

(1) Includes short-term investments held in fiduciary assets.

Aon’s Level 3 fair value measurements consist primarily of its PEPS I investment, the retained interests in the sold premium finance agreements and the VSC guarantee.

The following methods and assumptions are used to estimate fair values of the Level 3 financial instruments:

Other investments are recorded at carrying amounts, which approximate fair value.

Derivative financial instruments:  Fair value is based upon industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing inputs, such as interest rates, currency exchange rates, or implied volatilities.

Retained interests in the sold premium finance agreements of Aon’s premium financing operations are recorded at fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates.

Guarantees:  Fair value is based on discounted estimated future cash flows using published historical cumulative default rates and discount rates commensurate with the underlying exposure.

The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2009 (in millions):

	Fair Value Measurements Using
	Level 3 Inputs
	Other		Retained
	Investments	Derivatives	Interests	Guarantees
Balance at December 31, 2008	$113	$1	$99	$(9)
Total gains (losses):
Included in income	—	—	3	—
Included in other comprehensive income	(10)	—	(4)	—
Purchases and sales	—	—	(41)	—
Balance at March 31, 2009	$103	$1	$57	$(9)

The amount of total gains (losses) for the period included in income attributable to the change in unrealized losses relating to assets or liabilities held at March 31, 2009	$—	$—	$3	$—

Gains (losses), both realized and unrealized, included in income for the three months ended March 31, 2009 are as follows (in millions):

			Income from
	Other general	Commissions,	Discontinued
	expenses	fees and other	Operations
Total gains (losses) included in income	$—	$3	$—
Change in unrealized gains (losses) relating to assets or liabilities held at March 31, 2009	$—	$3	$—

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

Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA.  Plaintiffs in the federal securities class action have recently submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions have recently submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million.  In January 2009, Aon submitted its own expert reports, which concluded that plaintiffs’ theories of liability and causation are meritless and that, in any event, plaintiffs incurred no damages.  Aon believes it has meritorious defenses in all of these cases and intends to vigorously defend itself against these claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”).  An outside law firm with significant experience in the area is overseeing the review.  Certain governmental agencies, including the U.K. Financial Services Authority (“FSA”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of Justice (“DOJ”), have also been investigating these matters.  Aon is fully cooperating with these investigations, and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations.  On January 8, 2009, the FSA and Aon announced a settlement under which the FSA concluded its investigation by assessing a £5.25 million ($7.9 million) fine on Aon Limited, Aon’s principal U.K. brokerage subsidiary, for failing to maintain effective systems and controls.  Based on current information, the Company is unable to predict at this time when the remaining SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against Aon seeking more than £50 million ($72 million at March 31, 2009 exchange rates) for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters.  In a preliminary decision issued on February 13, 2008, the court construed the relevant policy language to excuse the underwriters from paying Standard Life and concluded that Aon was negligent in not seeking changes to the language.  Aon filed an interlocutory appeal of this preliminary decision.  In July 2008, Aon reached a settlement with the underwriters under which the underwriters agreed to pay a portion of the ultimate recovery by Standard Life in exchange for Aon dropping its appeal of the preliminary decision.  In subsequent proceedings in the Commercial Court, Aon will vigorously contest Standard Life’s claims based on a variety of legal and factual arguments.  Aon has a potential negligence claim against a different third party which provided advice with respect of the relevant policy language, and Aon further believes that, as a result of an indemnity given to Aon by a third party, Aon is entitled to indemnification in whole or part for any losses in this matter.

A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of Aon, Resource Life Insurance Company.  The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premium to policyholders whose loans terminated before the end of their scheduled terms.  In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life’s buyer in certain respects relating to this action.  In April 2009, a magistrate appointed by the court recommended that the court issue an order holding, inter alia, that a large number of policyholders should be presumed to be entitled to unearned premium refunds of as-yet-undetermined amounts. The court has not yet determined whether to accept the recommendation or whether to certify a class.  Aon believes that Resource Life has meritorious defenses and is vigorously defending this action.  The outcome of the action, and the amount of any losses or other payments that may result, cannot be predicted at this time.

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

•      The Risk and Insurance Brokerage Services segment consists primarily of Aon’s retail and reinsurance brokerage operations, as well as related insurance services, including underwriting management, captive insurance company management services, investment banking products and services, and premium financing.  Aon sold its U.S. operations of the premium finance business of Cananwill in first quarter 2009.

•      The Consulting segment provides a broad range of consulting services.  These services are delivered predominantly to corporate clientele that operate in the following practice areas: Consulting Services — health and employee benefits, retirement, compensation, and strategic human capital, and Outsourcing - human resource outsourcing.

Aon’s total revenue is as follows (in millions):

	Three months ended March 31,
	2009			2008
	Commissions, Fees and Other	Investment Income	Total	Commissions, Fees and Other	Investment Income	Total
Risk and Insurance Brokerage Services	$1,520	$30	$1,550	$1,515	$51	$1,566
Consulting	308	1	309	342	1	343
Intersegment elimination	(6)	—	(6)	(9)	—	(9)
Total operating segments	1,822	31	1,853	1,848	52	1,900
Unallocated	—	1	1	—	5	5
Total revenue	$1,822	$32	$1,854	$1,848	$57	$1,905

Commissions, fees and other revenue are as follows (in millions):

	Three months ended
	March 31,
	2009	2008
Risk management and insurance brokerage:
Americas	$477	$493
United Kingdom	116	150
Europe, Middle East & Africa	448	510
Asia Pacific	84	106
Reinsurance brokerage	395	256
Total Risk and Insurance Brokerage Services	1,520	1,515

Consulting services	263	288
Outsourcing	45	54
Total Consulting	308	342
Intersegment elimination	(6)	(9)
Total commissions, fees and other revenue	$1,822	$1,848

Aon’s operating segments’ geographic revenue and income before income tax is as follows (in millions):

	Risk and Insurance Brokerage Services		Consulting
Three months ended March 31,	2009	2008	2009	2008
Revenue by geographic area:
United States	$513	$454	$146	$152
Americas, other than U.S.	146	158	29	33
United Kingdom	249	220	44	64
Europe, Middle East & Africa	541	608	72	76
Asia Pacific	101	126	18	18
Total revenue	$1,550	$1,566	$309	$343
Income before income tax	$328	$243	$70	$63

A reconciliation of segment income before income taxes to income from continuing operations before income taxes is as follows (in millions):

	Three months ended
	March 31,
	2009	2008
Risk and Insurance Brokerage Services	$328	$243
Consulting	70	63
Segment income from continuing operations before income taxes	398	306
Unallocated investment income	1	5
Unallocated expenses	(27)	(20)
Interest expense	(29)	(33)
Income from continuing operations before income taxes	$343	$258

Unallocated expenses include administrative costs not attributable to the operating segments, such as corporate governance costs.  Interest expense represents the cost of worldwide debt obligations.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The outline for our Management’s Discussion and Analysis is as follows:

EXECUTIVE SUMMARY

REVIEW OF CONSOLIDATED RESULTS

General

Consolidated Results

REVIEW BY SEGMENT

General

Risk and Insurance Brokerage Services

Consulting

Unallocated Income and Expense

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Financial Condition

Borrowings

Stockholders’ Equity

Restructuring Initiatives

Off Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

EXECUTIVE SUMMARY

The current global economic recession is providing significant headwind for our business.  We continue to operate in a soft insurance pricing market, as property and casualty rates continue to decline, although at a somewhat slower pace.  In addition to pricing declines, we are seeing a volume impact driven by the current economic environment, which places pressure on our business in three primary ways:

•                  Declining insurable risks due to decreasing asset values, including property values, shipment volume, payroll and number of active employees,

•                  Client cost-driven behavior, where clients are actively looking to reduce spending in order to meet budget reductions and increase risk retention, as a result of prioritizing their total spending, and

•                  Sector specific weakness, including financial services, construction, private equity, and mergers and acquisitions, all of which have been particularly impacted by the current recession.

Despite this difficult market environment, we grew the business organically and took further steps to streamline our product portfolio around our core businesses while reducing capital requirements.

Organic revenue growth in first quarter 2009 was 1%, with growth of 1% in our Risk and Insurance Brokerage Services segment and growth of 2% in our Consulting segment.  See our discussion below for more details regarding organic revenue growth.

Our consolidated pretax margins from continuing operations improved from 13.5% in 2008 to 18.5% in 2009.  The improvement is mainly attributable to a $83 million pension curtailment gain related to the decision to cease crediting future benefits relating to salary and service in our U.S. defined benefit pension plan, the positive impact of Benfield and other acquisitions, lower restructuring costs, and organic revenue growth, which more than offset lower investment income and the unfavorable impact of foreign currency translation.

The following is a summary of our first quarter 2009 financial results:

•                  Revenue decreased $51 million or 3% overall, as the negative effect of foreign exchange translation was only partially offset by the impact of Benfield and other acquisitions and organic revenue growth.

•                  Operating expenses decreased 9% in 2009 due primarily to favorable foreign exchange translation and the pension curtailment gain, partially offset by the impact of Benfield and other acquisitions.

•                  Income from continuing operations increased $53 million in 2009 to $235 million.

•                  Diluted earnings per share from continuing operations attributable to Aon’s stockholders was $0.80 in 2009, an increase of 45% from 2008’s $0.55 per share.

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

Supplemental organic revenue growth represents a non-GAAP measure and should be viewed in addition to, not instead of, our condensed consolidated statements of income.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.

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

Some tables in the segment discussions reconcile organic revenue growth percentages to the reported commissions, fees and other revenue growth percentages for the segments and sub-segments.  We disclose separately:

•                  the impact of foreign currency, and

•                  the impact from acquisitions, divestitures, transfers of business units, reimbursable expenses, and unusual items, which represent the most significant reconciling items.

Consolidated Results

The consolidated results of continuing operations follow (in millions):

	First Quarter Ended
	March 31,
(millions)	2009	2008
Revenue:
Commissions, fees and other	$1,822	$1,848
Investment income	32	57
Total revenue	1,854	1,905

Expenses:
Compensation and benefits	1,014	1,154
Other general expenses	397	414
Depreciation and amortization	60	50
Total operating expenses	1,471	1,618
	383	287
Interest expense	29	33
Other expense (income)	11	(4)
Income from continuing operations before income taxes	$343	$258
Pretax margin - continuing operations	18.5%	13.5%

Revenue

Commissions, fees and other decreased by $26 million or 1% driven by a $190 million negative impact from foreign currency translation, which more than offset the addition of Benfield’s revenues and overall organic growth of 1%.

Investment income decreased $25 million due to lower interest rates and the negative impact of foreign currency translation.

Expenses

Compensation and benefits decreased $140 million or 12%.  Driving the decrease is a $132 million favorable impact from foreign currency translation and a $83 million pension curtailment gain related to the decision to cease crediting future benefits relating to salary and service in our U.S. defined benefit pension plans. In addition, we incurred lower incentive costs and $9 million of lower restructuring charges.  Partially offsetting these items were higher expenses reflecting the inclusion of Benfield’s operations in our results, along with higher pension expense, which was principally driven by declines in equity assets and a lower U.S. discount rate.

Other general expenses decreased $17 million or 4%.  The decrease was driven by $47 million in favorable foreign currency translation and lower costs related to the FCPA and anti-corruption reviews and related compliance initiatives, partially offset by Benfield’s cost of operations.

Depreciation and amortization expense increased $10 million or 20%, resulting primarily from amortization of intangibles related to the Benfield merger.

Interest expense decreased $4 million reflecting the impact of lower interest rates and favorable foreign exchange translation.

Other expense of $11 million for the current quarter primarily reflects costs related to the integration of Benfield. In 2008, we recorded $4 million of income, which was mostly due to a gain on the sale of land in the U.K.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes for the first quarter 2009 increased $85 million or 33% to $343 million.  The improvement is mainly attributable to the $83 million pension curtailment gain, the positive impact of Benfield and other acquisitions, lower restructuring costs, and organic revenue growth, which more than offset lower investment income and the unfavorable impact of foreign currency translation.

Income Taxes

The effective tax rate for continuing operations was 31.5% for first quarter 2009 compared to 29.5% for first quarter 2008.  The rates for both periods were favorably impacted by the benefit of statutory rate reductions in key operating jurisdictions in 2008 and the projected geographic distribution of earnings in both years.   The increase from 2008 was driven by a noncash deferred tax expense on the U.S. pension curtailment gain.  The underlying tax rate for continuing operations is approximately 29% for 2009.

Income from Continuing Operations

Income from continuing operations for first quarter 2009 and 2008 was $235 million and $182 million, respectively.  Basic and diluted income per share in the first quarter 2009 was $0.81 and $0.80, respectively, versus $0.57 and $0.55 in 2008, respectively. Currency fluctuations negatively impacted income from continuing operations in 2009 by $0.02 per diluted share when we translate last year’s statement of income at this year’s foreign exchange rates.  2008’s income from continuing operations was positively impacted by $0.08 per diluted share.  Our basic and diluted per share calculations were favorably impacted this year by lower shares outstanding as a result of shares acquired last year as part of our share repurchase program.

Discontinued Operations

First quarter income from discontinued operations was $50 million ($0.18 and $0.17 per basic and diluted share, respectively) for 2009 versus income of $41 million for 2008 ($0.13 for both basic and diluted share).  Results for 2009 primarily reflect the gain on the sale of AIS, a curtailment gain on the post-retirement benefit plan related to the CICA disposal and residual tax settlements related to our AWG disposal.  Our results for 2008 principally reflect first quarter operating results from our AIS, CICA, and Sterling businesses.

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

The following table and commentary provide selected financial information on the operating segments (in millions):

	First Quarter Ended
	March 31,
	2009	2008
Commissions, fees and other revenue: (1)
Risk and Insurance Brokerage Services	$1,520	$1,515
Consulting	308	342
Investment income:
Risk and Insurance Brokerage Services	$30	$51
Consulting	1	1
Income before income taxes:
Risk and Insurance Brokerage Services	$328	$243
Consulting	70	63
Pretax Margins:
Risk and Insurance Brokerage Services	21.2%	15.5%
Consulting	22.7%	18.4%

(1)          Intersegment revenues of $6 million and $9 million were included in first quarter 2009 and 2008, respectively.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry.  Aon was ranked in 2008 by Business Insurance as the world’s largest insurance broker, by A.M. Best as the number one global insurance brokerage based on brokerage revenues, and voted the best insurance intermediary and best reinsurance intermediary by the readers of Business Insurance.

In 2008, we experienced a soft market in many business lines/segments and in many geographic areas.  In a “soft market,” premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Prices fell throughout the year, although the rate of decline slowed toward the end of the year.  In the first quarter 2009, we continued to see a soft market in our retail business.  In reinsurance, pricing overall was flat to up slightly, with firmer pricing primarily in the U.S. property catastrophe areas. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

We are facing increasingly difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Continued volatility and further deterioration in the credit markets may reduce our customers’ demand for our brokerage and reinsurance services and products, which could hurt our operational results and financial condition.  In addition, overall capacity in the industry could decrease if a significant insurer either fails or withdraws from writing insurance coverages that we offer our clients.  This failure could reduce our revenues and profitability, since we would no longer have access to certain lines and types of insurance.

Risk and Insurance Brokerage Services generated approximately 83% of Aon’s total operating segment revenues for first quarter 2009.  Revenues are generated primarily through:

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

Revenue

This table shows Risk and Insurance Brokerage Services commissions, fees and other revenue (in millions):

	First Quarter Ended March 31,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
	2009	2008	Change	Impact	& Other	Growth
Americas	$477	$493	(3)%	(5)%	—%	2%
United Kingdom	116	150	(23)	(19)	1	(5)
Europe, Middle East & Africa	448	510	(12)	(12)	—	—
Asia Pacific	84	106	(21)	(18)	(1)	(2)
Reinsurance	395	256	54	(8)	61	1
Total	$1,520	$1,515	—%	(10)%	9%	1%

•                  The 3% decline in Americas revenue is driven by unfavorable foreign currency translation. Organic revenue growth is 2%, reflecting strong growth in Latin America as well as growth in our Canadian and Affinity operations.  This growth was tempered by soft market conditions in our U.S. retail operations, as well as overall economic weakness, especially in the construction and private equity sectors.

•                  U.K. revenue declined 23% due to unfavorable foreign currency translation and a 5% decline in organic revenue, reflecting soft market conditions as well as lower new business.

•                  Europe, Middle East & Africa revenue decreased 12%, reflecting unfavorable foreign currency translation. Organic growth was unchanged as strong growth in emerging markets was offset by weak economic conditions in continental Europe.

•                  Asia Pacific revenue declined 21%, driven by unfavorable foreign currency translation and 2% organic decline, reflecting the impact of economic weakness in Asia, the impact from exiting certain businesses in Japan, and political unrest in Thailand, partially offset by strong growth in New Zealand.

•                  Reinsurance revenue increased 54% due to the impact of the Benfield and Gallagher Re acquisitions in 2008 and 1% organic revenue growth, driven primarily by growth in global treaty placements, partially offset by unfavorable foreign currency translation.

Income Before Income Taxes

First quarter 2009 income before income taxes, increased $85 million to $328 million.  In 2009, pretax margins in this segment were 21.2%, up 570 basis points from 15.5% in 2008.  Contributing to the increased margins and pretax income were organic revenue growth of 1%, along with:

•                  $58 million gain from the pension curtailment,

•                  $13 million in lower costs related to anti-corruption and compliance initiatives,

•                  lower restructuring costs, and

•                  lower incentive expenses.

These improvements were partially offset by:

•                  $21 million lower investment income,

•                  $10 million in Benfield integration costs,

•                  $10 million impact of unfavorable foreign exchange rates, and

•                  $5 million gain on sale of land in 2008.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  Our Consulting segment:

•                  provides a broad range of consulting services and outsourcing, and

•                  generated 17% of Aon’s total operating segment revenue for first quarter 2009.

The recent disruption in the global credit markets and the deterioration of the financial markets has created significant uncertainty in the marketplace.  A severe and/or prolonged economic downturn could hurt our clients’ financial condition and the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges may reduce demand for some of our services or depress pricing of those services and have an adverse effect on our new business and results of operations.

Consulting Services are provided in four practice areas:

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

Revenue

This table shows Consulting commissions, fees and other revenue (in millions):

	First Quarter Ended March 31,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
	2009	2008	Change	Impact	& Other	Growth
Consulting Services	$263	$288	(9)%	(10)%	(1)%	2%
Outsourcing	45	54	(17)	(13)	—	(4)
Total	$308	$342	(10)%	(10)%	(2)%	2%

•                  Consulting Services commissions, fees and other revenue decreased $25 million or 9% due to unfavorable foreign currency translation.  Organic revenue growth was 2%, reflecting growth in health and benefits consulting, partially offset by a decline in human capital consulting, including a significant decline in compensation consulting.

•                  Outsourcing revenue decreased $9 million due to unfavorable foreign currency translation and a 4% decline in organic revenue, reflecting the termination of our contract with AT&T, partially offset by modest growth in benefits outsourcing.

Income Before Income Taxes

First quarter 2009 pretax income increased 11% to $70 million, compared to $63 million in 2008.  2009 pretax margins in this segment were 22.7%, an increase of 430 basis points from 18.4% in 2008.  The pretax income and margin improvement was principally driven by the $21 million gain from the pension curtailment and 2% organic revenue growth in Consulting Services. These improvements were partially offset by $6 million unfavorable impact of foreign currency translation.

Unallocated Income and Expense

Unallocated income consists primarily of investment income, including gain or loss on investment disposals and other-than-temporary impairment losses, if any, which is not otherwise reflected in the operating segments.  We include invested assets and related investment income not directly required to support the risk and insurance brokerage services and consulting businesses.

Unallocated investment income was $1 million for first quarter 2009, a decrease of $4 million over 2008, and was driven by:

•                  $2 million decrease from our PEPS I investment,

•                  lower interest rates, and

•                  the unfavorable impact of foreign currency translation.

Unallocated expenses include corporate governance costs not allocated to the operating segments. These expenses increased to $27 million from $20 million in 2008, driven by:

•                  higher pension expense, and

•                  increased corporate staff expenses.

The higher costs were partially offset by a $4 million gain from the pension curtailment.

Interest expense, which represents the cost of our worldwide debt obligations, decreased $4 million in 2009 to $29 million, primarily due to lower interest rates and the favorable impact of foreign currency translation.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operating activities

Cash flows from operating activities were $553 million for the three months ended March 31, 2009, compared to $516 million for the three months ended March 31, 2008.  The operating cash flows depend on the timing of receipts and payments related to revenues, incentive compensation, other operating expenses, income taxes and funds held on behalf of clients.

Gains from disposal of businesses were $92 million in 2009, principally the sale of our AIS business, which resulted in an $86 million gain.  There were no gains or losses from the disposal of businesses in 2008.

Amortization of intangible assets was $23 million in 2009 compared to $14 million in 2008. The increase in amortization reflects the purchase of Benfield, and the associated intangible assets, in late 2008.

Stock compensation expense was $40 million in 2009 and $82 million in 2008.  The decrease between years was due primarily to an acceleration of expense in 2008 due to modification of stock awards and options related to the sale of CICA, reduction of expense associated with the conversion of our stock administration system to a new service provider, and a reduction of expense related to performance-based incentives.

In our Risk and Insurance Brokerage Services segment, we typically hold funds on behalf of clients as a result of premiums received from clients and claims due to clients that are in transit to insurers. These funds held on behalf of clients are generally invested in interest bearing premium trust accounts and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers.  Aon earns interest on these accounts, which is permitted under applicable laws and regulations.  However, the principal is segregated and not available for general operating expenses.  During 2009, the net change in the premium trust accounts was $512 million.

Net receivables reflect changes in brokerage commission and fees, consulting work in progress, premium finance notes and other items. These types of receivables fluctuate based on when invoices are billed and cash collected.

Accounts payable and accrued liabilities used $260 million of cash in 2009.  The large use of cash during the quarter reflects the payment of incentive compensation to our employees.

Cash flows from investing activities

Cash used by investing activities was $636 million for the quarter, compared to a use of cash of $167 million in 2008. In 2009, we received $128 million in cash from the sale of operations, which was primarily our AIS subsidiary. New acquisitions used $33 million, which were primarily for EMEA and Canadian businesses. Other cash flows used by investing activities in 2009 included purchases, net of sales of investments, of $710 million, which was driven by an increase in funds held on behalf of clients of $512 million and investing the cash received from the sale of AIS.  In 2008, net purchases were $92 million, as an increase in funds held on behalf of clients was offset by selling short-term investments in order to repurchase treasury shares.

Cash flows from financing activities

Our financing activities generated $13 million of cash flows in 2009.  In 2008, we used $500 million. In 2009, we generated $55 million from the exercise of stock options.  In 2008, repurchases of outstanding stock, net of cash received from the exercise of stock options, used $343 million of cash.

Last year during the first quarter we used cash to pay down $111 million of short- and long-term debt.

Financial Condition

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity as short-term investments.

In our condensed consolidated statements of financial position, we report fiduciary assets equal to our fiduciary liabilities.  Our fiduciary assets include short-term investments of $3,690 million and $3,178 million at March 31, 2009 and December 31, 2008, respectively.

Since year-end 2008, total assets increased $168 million to $23.1 billion.

•                  Working capital, excluding assets and liabilities held-for-sale, increased $102 million to $1.7 billion.

•                  Accounts payable and accrued liabilities decreased $224 million due primarily to the payment of incentive compensation in March.

•                  Goodwill decreased $91 million due principally to the impact of foreign currency translation.

•                  Other intangible assets decreased $41 million as a result of current period amortization and the impact of foreign currency translation.

•                  Long-term debt decreased by $24 million, reflecting the impact of foreign currency translation.

•                  Pension and other post employment liabilities declined $248 million, driven by a remeasurement of the U.S. defined benefit pension plan, as well as contributions made to our various plans in the quarter.

•                  Other non-current liabilities declined $115 million, reflecting lower restructuring reserves and non-current derivative positions.

Borrowings

Total debt at March 31, 2009 was $1,952 million, a decrease of $25 million from December 31, 2008, reflecting the impact of foreign exchange rates.  Our total debt as a percentage of total capital was 25.6% and 26.7% at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, we had a $600 million U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.  At March 31, 2009, we have issued $20 million in letters of credit.

We also have foreign credit facilities available.  At March 31, 2009, we had available to us:

•                  a five-year €650 million ($879 million at March 31, 2009 exchange rates) multi-currency facility of which $583 million was outstanding at March 31, 2009.  See Note 10 to the consolidated financial statements in our 2008 Form 10-K for further discussion of both the U.S. and Euro facilities, and

•                  a 364-day €25 million ($34 million) facility.

The major rating agencies’ ratings of our debt at May 5, 2009 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

There were no changes in our ratings or outlook during the quarter.

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

Equity

Equity increased $247 million from December 31, 2008 to $5,662 million, driven primarily by our 2009 net income attributable to Aon stockholders of $280 million.

Accumulated other comprehensive loss increased $55 million since December 31, 2008.  Compared to year end 2008:

•                  net foreign currency translation increased by $94 million because of the strengthening of the U.S. dollar against foreign currencies,

•                  net unrealized investment losses rose $8 million,

•                  net derivative losses increased $9 million, and

•                  our net post-retirement benefit obligation decreased by $56 million, reflecting a remeasurement of the U.S. qualified defined benefit plan, partially offset by the curtailment recognized during the quarter.

Variable Interest Entities

Globe Re Limited (“Globe Re”) is a limited-life reinsurance vehicle. In June 2008, Globe Re entered into a reinsurance agreement with a third party reinsurance company, whereby Globe Re provides reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by the third party.  The reinsurance coverage is for a one-year period. Globe Re is deemed a VIE since the equity investors at risk lack a controlling financial interest.  A subsidiary of Aon Benfield owns an 85% equity economic interest in Globe Re, and therefore is deemed to be the primary beneficiary. As such, Aon is required to consolidate Globe Re under the provisions of FIN 46(R).  At March 31, 2009, Globe Re had assets of $171 million and liabilities of $101 million.  If a disaster such as U.S. wind damage, which accounts for approximately 80% of the coverage, occurs, we could lose our equity investment in Globe Re of approximately $20 million.  In addition, if the counterparty bank which we have a total return swap with defaults, we could also lose our equity investment.

Juniperus Insurance Opportunity Fund Limited (“Juniperus”), a VIE, is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks. In 2008, a subsidiary of Aon Benfield acquired a 76% equity interest in the Juniperus’ Class A shares.  Also in 2008, Juniperus Capital Holdings Limited (“JCHL”) was formed to provide investment management and related services to Juniperus.  Aon Benfield has 55% of the economic interest and 66% of the voting interest of JCHL.  Based on Aon Benfield’s equity interest in Juniperus, it is subject to a majority of the expected residual returns and losses.  Similarly, Aon Benfield’s equity interest and loan to JCHL would deem it to absorb a majority of the expected losses in JCHL.  Therefore, Aon Benfield is considered the primary beneficiary of both companies.  Aon is required to consolidate both Juniperus and JCHL under the provisions of FIN 46(R).  At March 31, 2009, Juniperus and JCHL together had assets of $147 million and liabilities of $22 million.  For Juniperus, if a disaster such as wind, earthquakes or other named catastrophe occurs, we could lose some or all of our equity investment of approximately $55 million.

Restructuring Initiatives

Aon Benfield Restructuring Plan

In 2008, we announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our merger with Benfield.  The restructuring plan, which will continue through the end of 2011, is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 500 to 700 job eliminations.   As of March 31, 2009, approximately 160 jobs have been eliminated under the Plan.  Additionally, duplicate space and assets will be abandoned.  We recorded $9 million of restructuring and related expenses in the first quarter 2009. We estimate that this plan will result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded in conjunction with the Benfield merger and is included as part of the Benfield purchase price allocation, and $81 million of which will result in charges to earnings.  All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Charges related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring and related expenses to affect continuing operations through the end of 2011.

The following is a summary of the restructuring and related expenses by type and estimated to be incurred through the end of the restructuring initiative related to the merger and integration of Benfield (in millions):

	Purchase Price Allocation	First Quarter 2009	Total to Date	Estimated Total for Restructuring Period

Workforce reduction	$74	$8	$82	$126
Lease consolidation	28	—	28	49
Asset impairments	—	1	1	8
Other costs	2	—	2	2
Total	$104	$9	$113	$185

The restructuring plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $33-41 million in 2009, $84-94 million in 2010 and $122 million in 2011.  In first quarter 2009, we realized approximately $4 million of cost savings.  All of the components of the restructuring plan are not finalized and actual savings, total costs and timing may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and to foreign exchange rates.

2007 Restructuring Plan

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The three-year plan has evolved as new opportunities have been identified and existing initiatives have been finalized. We estimate that the 2007 Plan will result in cumulative pretax charges totaling approximately $550 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. To date, we have recorded approximately $331 million of restructuring and related expenses, with $34 million and $60 million recorded in the first quarter of 2009 and 2008, respectively.  We expect the remaining restructuring and related expenses to affect operations through the end of 2009.  In first quarter 2009, we realized approximately $41 million of cost savings. We anticipate that these initiatives will lead to annualized cost-savings of approximately $240-$265 million in 2009, and $370 million by 2010.  However, there can be no assurances that we will achieve the targeted savings.

The 2007 Plan includes an estimated 3,900 job eliminations beginning in 2007 and continuing into 2009.  Through March 31, 2009, approximately 1,900 job eliminations have occurred.  We also expect to close or consolidate several offices resulting in sublease losses or lease buy-outs.  Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.

The following table summarizes the 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative (in millions):

	Actual				Estimated
	2007	2008	First Quarter 2009	Total Incurred to Date	Total for Restructuring Period (1)
Workforce reduction	$17	$166	$27	$210	$340
Lease consolidation	22	38	5	65	123
Asset impairments	4	18	—	22	45
Other costs associated with restructuring	3	29	2	34	42
Total restructuring and related expenses	$46	$251	$34	$331	$550

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

The following table summarizes actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment (in millions):

	Actual				Estimated
	2007	2008	First Quarter 2009	Total Incurred to Date	Total for Restructuring Period
Risk and Insurance Brokerage Services	$41	$234	$31	$306	$505
Consulting	5	17	3	25	45
Total restructuring and related expenses	$46	$251	$34	$331	$550

Off Balance Sheet Arrangements

We record various contractual obligations as liabilities in our consolidated financial statements.  While we do not recognize other items as liabilities in the financial statements, such as certain purchase commitments and other executory contracts, we are required to disclose them.

Aon and its subsidiaries:

•                  have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties,

•                  accrue amounts in our consolidated financial statements for these letters of credit to the extent they are probable and estimable, and

•                  use SPEs and QSPEs, also known as special purpose vehicles, in some of our operations, following the guidance of SFAS 140 and other relevant accounting guidance.

Reinsurance Guarantee

In connection with the AWG transaction, we issued an indemnification that protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured.  These reinsurance recoverables amount to $608 million at March 31, 2009.  Trust balances and letters of credit offsetting these reinsurance recoverables total approximately $129 million.  At both March 31, 2009 and December 31, 2008, we had recorded a $9 million liability, reflecting the fair value of this indemnification.

The liability represents the present value of the indemnification on the credit risk of the reinsurers.  With the sale of the remaining P&C insurance underwriting operations, which we expect to be completed by mid 2009, the buyer will assume the guarantee with respect to reinsurance recoverables.

Premium Financing Operations

Some of our U.S., U.K., Canadian, and Australian subsidiaries originate short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sell these premium finance agreements in securitization transactions that meet the criteria for sale accounting under SFAS 140.  In December 2008, we signed a definitive agreement to sell our U.S. operations of the premium finance business (Cananwill).  This disposition was completed in February 2009.

•                  In the U.K., premium finance agreements are sold to SPEs, which are considered QSPEs as defined by SFAS 140. The QSPEs fund their purchases of premium finance agreements by selling undivided beneficial interests in the agreements to Bank SPEs.

•                  In Canada and Australia, undivided interests in the premium finance agreements are sold directly to Bank SPEs.  The Bank SPEs are variable interest entities as defined by FIN 46R.

The QSPEs used in the U.K. are not consolidated in our financial statements because the criteria for sale accounting have been met under SFAS 140.

For the Canadian and Australian sales, we determined that non-consolidation of the Bank SPEs is appropriate in accordance with FIN 46(R) because we are not their primary beneficiary.

Our variable interest in the Bank SPEs in these jurisdictions is limited to our retained interests in premium finance agreements sold to the Bank SPEs.  We review all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of our accounting.

Pursuant to the sale agreements, the total amount advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements, and was $234 million at March 31, 2009.  The Bank SPEs had advanced to us $164 million and $981 million at March 31, 2009 and December 31, 2008, respectively, on portfolios sold to the Bank SPEs of $228 million and $1.1 billion at March 31, 2009 and December 31, 2008, respectively.

We record gains on the sale of premium finance agreements.  When we calculate the gain, we include all costs we expect to incur for the relevant Bank SPEs.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $6 million and $17 million for the three months ended March 31, 2009 and 2008, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by us (and other sellers) as required by the sales agreements.  The over-collateralization of our sold receivables represents our maximum exposure to credit-related losses, and was approximately $57 million at March 31, 2009.  We continually review our retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjust its carrying value accordingly.

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

We intend to renew these conduit facilities, which have 364-day terms, as they expire.  We renewed the Canadian and U.K. sales agreements in the fourth quarter of 2008.  The current environment in the credit markets influenced the renewal process and the renewed terms are more restrictive: the over-collateralization requirements have increased significantly, and, based upon our estimated needs for the coming year, we reduced the level of committed availability.  The Australian facility expires in June 2009, and we expect similarly restrictive terms and pricing upon renewal of that facility.  Moreover, as our ability to originate and fund new premium finance agreements is dependent on the pass-through funding costs of the Bank SPEs, disruptions in the markets through which the Bank SPEs obtain funds could further impact on our premium finance results of operations and cash flows.  We also face the risk the Bank SPEs will be unable to provide the liquidity or will become an unreliable source of the liquidity necessary to fund new premium finance agreements.  Such an occurrence would require us to consider alternate sources of funding, including other forms of off-balance sheet as well as on-balance sheet financing, or discontinue the origination of premium finance agreements.  Additionally, if there were adverse bank, regulatory, tax, or accounting rule changes, our access to the conduit facilities and special purpose vehicles could be affected.

PEPS I

In 2001, we sold the vast majority of our LP portfolio, valued at $450 million, to PEPS I, a QSPE.  The common stock interest in PEPS I is held by a limited liability company owned by us (49%) and by a charitable trust, which we do not control (51%).  We do not include PEPS I’s assets and liabilities and operations in our consolidated financial statements.

In 2001, PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties.  PEPS I then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

As part of this transaction, we are required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  We did not fund any commitments in 2009.  As of March 31, 2009, unfunded commitments amounted to $42 million.  These commitments have specific expiration dates, and the general partners may decide not to draw on these commitments.

We had no income distributions from our preferred investment in PEPS I in first quarter 2009.  We received $2 million in distributions in first quarter 2008.  Any distributions are included in investment income.  Whether we receive additional preferred returns will depend on the performance of the LP interests underlying PEPS I, which we expect to vary from period to period.  We do not control the timing of the distributions.

We derive the estimated fair value of our $92 million preferred stock investments in PEPS I primarily from valuations received from the general partners of the LP interests held by PEPS I.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include restructuring, pensions, contingencies, intangible assets, share-based payments, income taxes and policy liabilities, as discussed in our 2008 Annual Report on Form 10-K except as described in Note 10 to the condensed consolidated financial statements.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include: general economic conditions in different countries in which we do business around the world, changes in global equity and fixed income markets that could affect the return on invested assets, fluctuations in exchange and interest rates that could influence revenue and expense, rating agency actions that could affect our ability to borrow funds, funding of our various pension plans, changes in the competitive environment, our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, changes in commercial property and casualty markets and commercial premium rates that could impact revenues, the outcome of inquiries from regulators and investigations related to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws, the impact of investigations brought by U.S. state attorneys general, U.S. state insurance regulators, U.S. federal prosecutors, U.S. federal regulators, and regulatory authorities in the U.K. and other countries, the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions, the cost of resolution of other contingent liabilities and loss contingencies, our ability to integrate Benfield successfully and to realize the anticipated benefits of the Benfield merger.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to potential fluctuations in earnings, cash flows and the fair value of certain of our assets and liabilities due to changes in interest and foreign exchange rates.  To manage the risk from these exposures, we enter into a variety of derivative instruments.  We do not enter into derivatives or financial instruments for trading purposes.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At March 31, 2009, we have hedged approximately 30% and 32% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  First quarter 2009 diluted earnings per share were negatively impacted by $0.02 related to translation losses.

We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

Our businesses’ income is affected by changes in international and domestic short-term interest rates.  We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments.  This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe.  A decrease in global short-term interest rates adversely affects our income.

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

Changes in internal control over financial reporting.  In November, 2008, the Company acquired Benfield Group Limited and its subsidiaries (“Benfield”).  As a result, we have expanded our internal controls over financial reporting to include the Benfield operations. Integration of Benfield’s operations, along with the related internal controls, into Aon’s organization is expected to continue throughout 2009 and 2010.  Future material changes to internal controls, if applicable, will be disclosed in accordance with SEC requirements.  Other than the changes above, no other changes in Aon’s internal control over financial reporting occurred during first quarter 2009 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 (Contingencies) to the condensed consolidated financial statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
1/1/09 – 1/31/09	—	$—	—	$854,412,169
2/1/09 – 2/28/09	—	—	—	854,412,169
3/1/09 – 3/31/09	—	—	—	854,412,169
Total	—	$—	—

(1)          Does not include commissions paid to repurchase shares.

(2)          In fourth quarter 2007, the Company announced that its Board of Directors had increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through March 31, 2009, the Company has repurchased  90.8 million shares of common stock at an average price (excluding commissions) of $41.26 per share for an aggregate purchase price of $3,746 million since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $854 million, with no termination date.

ITEM 6.	EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

May 8, 2009	By: /s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

AON CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit
3.4

Amended and Restated Bylaws of Aon Corporation — incorporated by reference to Exhibit 3.4 to Aon Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

10.1#

Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

10.2#

First Amendment to the Amended and Restated Aon Corporation Excess Benefit Plan — incorporated by reference to Exhibit 10.2 to Aon Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

10.3#	Twelfth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.3 to Aon Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2009.

10.4#

Amendment to Employment Agreement between Aon Corporation and Ted T. Devine — incorporated by reference to Exhibit 10.53 to Aon Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.

10.5#	Aon Corporation Leadership Performance Program For 2009-2011.

10.6#	Aon Corporation 2008 Executive Committee Incentive Plan (Amended and Restated Effective January 1, 2009).

10.7#	Aon Benfield Performance Plan.

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges

12.2	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code

#              Indicates a management contract or compensatory plan or arrangement.