Form 10-Q
period 2009-06-30
AON CORP
filed 2009-08-07
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2009:  274,481,537

Part I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue
Commissions, fees and other	$1,864	$1,889	$3,686	$3,737
Investment income	21	67	53	124
Total revenue	1,885	1,956	3,739	3,861

Expenses
Compensation and benefits	1,134	1,143	2,148	2,297
Other general expenses	466	500	863	914
Depreciation and amortization	58	58	118	108
Total operating expenses	1,658	1,701	3,129	3,319
	227	255	610	542

Interest expense	26	31	55	64
Other (income) expense	(9)	(2)	2	(6)

Income from continuing operations before income taxes	210	226	553	484
Income taxes	57	57	165	133
Income from continuing operations	153	169	388	351

Income from discontinued operations before income taxes	2	1,431	93	1,497
Income taxes	—	464	41	489
Income from discontinued operations	2	967	52	1,008

Net income	155	1,136	440	1,359
Less: Net income attributable to noncontrolling interests	6	3	11	8
Net income attributable to Aon stockholders	$149	$1,133	$429	$1,351

Net income attributable to Aon stockholders
Income from continuing operations	$147	$166	$377	$343
Income from discontinued operations	2	967	52	1,008
Net income	$149	$1,133	$429	$1,351

Basic net income per share attributable to Aon stockholders
Continuing operations	$0.52	$0.56	$1.33	$1.13
Discontinued operations	0.01	3.26	0.18	3.31
Net income	$0.53	$3.82	$1.51	$4.44

Diluted net income per share attributable to Aon stockholders
Continuing operations	$0.51	$0.54	$1.30	$1.10
Discontinued operations	0.01	3.17	0.18	3.22
Net income	$0.52	$3.71	$1.48	$4.32

Dividends paid per share	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding - basic	278.3	289.5	277.6	296.8

Weighted average common shares outstanding - diluted	289.1	305.3	288.9	312.5

See the accompanying notes to the condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

(millions except per share data)	Jun. 30, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$537	$582
Short-term investments	580	684
Receivables	1,937	1,990
Fiduciary assets	12,323	10,678
Other current assets	315	355
Assets held for sale	189	237
Total Current Assets	15,881	14,526
Goodwill	5,883	5,637
Other intangible assets, net	776	779
Fixed assets, net	447	451
Investments	296	332
Other non-current assets	1,155	1,215
TOTAL ASSETS	$24,438	$22,940

LIABILITIES
CURRENT LIABILITIES:
Fiduciary liabilities	$12,323	$10,678
Short-term debt	681	105
Accounts payable and accrued liabilities	1,392	1,560
Other current liabilities	345	314
Liabilities held for sale	118	146
Total Current Liabilities	14,859	12,803
Long-term debt	1,249	1,872
Pension and other post employment liabilities	1,303	1,694
Other non-current liabilities	1,019	1,156
TOTAL LIABILITIES	18,430	17,525

EQUITY
AON STOCKHOLDERS’ EQUITY:
Common stock-$1 par value Authorized: 750 shares (issued: 6/30/09 - 362.7; 12/31/08 - 361.7)	363	362
Additional paid-in capital	3,160	3,220
Retained earnings	7,132	6,816
Treasury stock at cost (shares: 6/30/09 - 88.2; 12/31/08 - 89.9)	(3,535)	(3,626)
Accumulated other comprehensive loss	(1,254)	(1,462)
TOTAL AON STOCKHOLDERS’ EQUITY	5,866	5,310
Noncontrolling interests	142	105
TOTAL EQUITY	6,008	5,415
TOTAL LIABILITIES AND EQUITY	$24,438	$22,940

See the accompanying notes to the condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Aon Stockholders
(millions)	Shares	Common Stock and Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2009	361.7	$3,582	$(3,626)	$6,816	$(1,462)	$105	$5,415
Net income	—	—	—	429	—	11	440
Shares issued - employee benefit plans	1.0	51	—	—	—	—	51
Shares purchased	—	—	(125)	—	—	—	(125)
Shares reissued - employee benefit plans	—	(216)	216	(30)	—	—	(30)
Tax benefit - employee benefit plans	—	16	—	—	—	—	16
Stock compensation expense	—	95	—	—	—	—	95
Dividends to stockholders	—	—	—	(83)	—	—	(83)
Change in net derivative gains/losses	—	—	—	—	18	—	18
Change in net unrealized investment gains/losses	—	—	—	—	(9)	—	(9)
Net foreign currency translation adjustments	—	—	—	—	139	1	140
Net post-retirement benefit obligation	—	—	—	—	60	—	60
Purchase of subsidiary shares from noncontrolling interests	—	(5)	—	—	—	(3)	(8)
Capital contribution by noncontrolling interests	—	—	—	—	—	35	35
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(7)	(7)
Balance at June 30, 2009	362.7	$3,523	$(3,535)	$7,132	$(1,254)	$142	$6,008

See accompanying notes to condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
(millions)	2009	2008

Cash Flows from Operating Activities:
Net income	$440	$1,359
Adjustments to reconcile net income to cash provided by operating activities:
Gain from disposal of operations	(94)	(1,430)
Depreciation and amortization of fixed assets	73	83
Amortization of intangible assets	45	25
Stock compensation expense	95	142
Deferred income taxes	3	(36)
Change in assets and liabilities:
Change in funds held on behalf of brokerage and consulting clients	113	300
Net receivables	138	43
Accounts payable and accrued liabilities	(305)	(350)
Restructuring reserves	(3)	32
Pension and other post employment liabilities	(242)	(66)
Other assets and liabilities	(166)	166
Cash Provided by Operating Activities	97	268

Cash Flows from Investing Activities:
Sales of long-term investments	16	279
Purchase of long-term investments	(17)	(282)
Sales (purchases) of short-term investments, net	3	(1,704)
Acquisition of subsidiaries, net of cash acquired	(40)	(63)
Proceeds from sale of businesses	138	2,915
Capital expenditures	(53)	(58)
Cash Provided by Investing Activities	47	1,087

Cash Flows from Financing Activities:
Issuance of common stock	42	35
Treasury stock transactions - net	(78)	(1,281)
Short-term borrowings (repayments), net	307	(231)
Issuance of long-term debt	—	363
Repayments of long-term debt	(338)	(297)
Cash dividends to stockholders	(83)	(89)
Cash Used for Financing Activities	(150)	(1,500)

Effect of Exchange Rate Changes on Cash	(39)	27
Net Decrease in Cash and Cash Equivalents	(45)	(118)
Cash and Cash Equivalents at Beginning of Period	582	584
Cash and Cash Equivalents at End of Period	$537	$466

Supplemental disclosures:
Interest paid	$56	$63
Income taxes paid, net of refunds	112	230

See the accompanying notes to the condensed consolidated financial statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                                      Statement of Accounting Principles

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all normal recurring adjustments which Aon Corporation (“Aon” or the “Company”) considers necessary to present fairly the Company’s consolidated financial statements for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results for the three and six months ended June 30, 2009 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2009.  Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2009 presentation.  In addition, due to the adoption of new principles regarding noncontrolling interests and participating securities, certain amounts in prior period financial statements and related notes have been restated to conform with the requirements of these new principles.

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

Management has reviewed all material subsequent events through August 7, 2009, the date the financial statements were issued, to determine whether any event required either recognition or disclosure in the financial statements.

2.                                      Accounting Principles and Practices

Changes in Accounting Principles

On January 1, 2009, Aon adopted revised principles related to business combinations and noncontrolling interests.  The revised principle on business combinations applies to all transactions or other events in which an entity obtains control over one or more businesses.  It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  Business combinations achieved in stages require recognition of the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values when control is obtained.  This revision also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, and requires direct acquisition costs to be expensed.  In addition, it provides certain changes to income tax accounting for business combinations which apply to both new and previously existing business combinations.  In April 2009, additional guidance was issued which revised certain business combination guidance related to accounting for contingent liabilities assumed in a business combination. The Company has adopted this guidance in conjunction with the adoption of the revised principles related to business combinations. The adoption of the revised principles related to business combinations has not had a material impact on the consolidated financial statements.

The revised principle related to noncontrolling interests establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  The revised principle clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The revised principle also requires reported consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest. The revised principle requires retrospective adjustments, for all periods presented, of stockholders’ equity and net income for noncontrolling interests.  In addition to these financial reporting changes, the revised principle provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in Aon’s controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions.  If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net income. In previous periods, noncontrolling interests for operating subsidiaries were reported in other general expenses in the condensed consolidated statements of income.  Prior period amounts have been restated to conform to the current year’s presentation.

On January 1, 2009, Aon also adopted a new principle which supplements current disclosure requirements for derivative instruments and hedging activities, under which Aon is required to provide enhanced qualitative and quantitative information.  See Note 13 for these disclosures.

Effective January 1, 2009, the Company also adopted additional guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities, as defined, and therefore should be included in computing earnings per share using the two class method.  Certain of Aon’s restricted stock awards allow the holder to receive a non-forfeitable dividend equivalent.  All prior periods earnings per share data have been adjusted to conform to the current presentation.  See Note 4 for further discussion of the effect of adopting this new guidance on the Company’s financial statements.

Effective April 1, 2009, Aon adopted a new principle which establishes the period after the balance sheet date during which management is required to evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  This principle also requires that Aon disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  See Note 1 for this disclosure.

Aon also adopted the following effective April 1, 2009:

•                  additional guidance for estimating fair value in accordance with current principles, when the volume and level of activity for the asset or liability has significantly decreased.  This guidance also assists in identifying circumstances that indicate when a transaction is not orderly.

•                  guidance related to debt securities, which requires an entity to recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the non-credit component in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery.  Entities are required to record a cumulative effect adjustment for the non-credit component of previously recognized other-than-temporary impairments that meet certain criteria.

•                  disclosure guidance related to the fair value of financial instruments for interim reporting periods as well as in annual financial statements.

The adoption of the preceding guidance did not have a material impact on the Company’s financial statements.  See Note 16 for the disclosure regarding interim reporting of the carrying and fair value of Aon’s long-term debt.

Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued an amendment to current principles regarding employers’ disclosures about pensions and other postretirement benefits.  These changes provide guidance as to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This amendment requires pension and other postretirement plan disclosures be expanded to include investment allocation decisions, the fair value of each major category of plan assets based on the nature and risks of assets in the plans, and inputs and valuation techniques used to develop fair value measurements of plan assets.  The Company is currently evaluating this amendment to determine any additional disclosures required in the 2009 annual report.

In June 2009, the FASB issued guidance amending current principles related to the transfers of financial assets and variable interest entities (“VIEs”).  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”), creates more stringent conditions for reporting the transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  Former QSPEs will be evaluated for consolidation based on the updated VIE guidance.  There are also changes to the approach a company must take in determining a VIE’s primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs.  Additional year-end and interim period disclosures will also be required.  These changes will be effective for Aon beginning in the first quarter of 2010.  The Company is currently evaluating this guidance to determine what impact, if any, it will have in its consolidated financial statements.

3.                                      Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2009 and December 31, 2008 included restricted balances of $117 million and $194 million, respectively.  Restricted balances are held in trust for the benefit of reinsurance contract holders.

4.                                      Income Per Share

Income per share attributable to Aon stockholders is calculated as follows (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net income from continuing operations attributable to Aon stockholders	$147	$166	$377	$343
Net income from discontinued operations attributable to Aon stockholders	2	967	52	1,008
Net income for basic and diluted per share calculation	$149	$1,133	$429	$1,351
Basic shares outstanding	278	289	278	297
Common stock equivalents	11	16	11	16
Diluted potential common shares	289	305	289	313
Basic net income per share attributable to Aon stockholders:
Continuing operations	$0.52	$0.56	$1.33	$1.13
Discontinued operations	0.01	3.26	0.18	3.31
Net income	$0.53	$3.82	$1.51	$4.44
Diluted net income per share attributable to Aon stockholders:
Continuing operations	$0.51	$0.54	$1.30	$1.10
Discontinued operations	0.01	3.17	0.18	3.22
Net income	$0.52	$3.71	$1.48	$4.32
Antidilutive employee stock options	5	2	5	3

As discussed in Note 2, the Company began following new guidance regarding participating securities, effective January 1, 2009.  There were approximately 7 million participating shares for the three and six months ended June 30, 2009 and approximately 8 million participating shares for both the three and six months ended June 30, 2008.  Basic net income per share was reduced from $3.91 to $3.82 for the three months ended June 30, 2008 and from $4.55 to $4.44 for the six months ended June 30, 2008 as a result of adopting the new guidance.

5.                                      Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2009 are as follows (in millions):

	Risk and Insurance Brokerage Services	Consulting	Total
Balance as of December 31, 2008	$5,259	$378	$5,637
Goodwill acquired	26	—	26
Benfield purchase accounting adjustments	36	—	36
Goodwill related to disposals	(13)	—	(13)
Foreign currency revaluation	194	3	197
Balance as of June 30, 2009	$5,502	$381	$5,883

Other intangible assets by asset category are as follows (in millions):

	June 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$134	$—	$128	$—
Customer Related and Contract Based	719	208	697	180
Marketing, Technology and Other	354	223	331	197
	$1,207	$431	$1,156	$377

Amortization expense on intangible assets was $22 million and $45 million for the three and six months ended June 30, 2009, respectively.  Amortization expense was $11 million and $25 million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, the estimated amortization for intangible assets is as follows (in millions):

Remainder of 2009	$49
2010	99
2011	92
2012	80
2013	70
Thereafter	252
Total	$642

6.                                      Disposal of Operations

Continuing Operations

In December 2008, Aon signed a definitive agreement to sell the U.S. operation of the premium finance business of Cananwill, Inc. (“Cananwill”).  This disposition was completed in February 2009. Cananwill’s results are included in the Risk and Insurance Brokerage Services segment.  A pretax loss totaling $7 million was recorded, of which $2 million was recorded in first quarter 2009 and $5 million in 2008.  This disposal did not meet the criteria for discontinued operations reporting.  Aon may receive up to $10 million from the buyer over the next two years based on the volume of insurance premiums and related obligations financed by the buyer over this period that are generated by certain of Cananwill’s producers.

Discontinued Operations

Property and Casualty Operations

In January 2009, the Company signed a definitive agreement to sell FFG Insurance Company (“FFG”), Atlanta International Insurance Company (“AIIC”) and Citadel Insurance Company (“Citadel”) (together the “P&C operations”).  FFG and Citadel are property and casualty insurance operations that were in runoff.  AIIC is a property and casualty insurance operation that was previously reported in discontinued operations. The sale is subject to various closing conditions and is expected to be completed in the second half of 2009.  Aon anticipates incurring a pretax loss of approximately $191 million on the sale of these operations, which was recorded in 2008 in income (loss) from discontinued operations.

As of November 30, 2006, in connection with the sale of Aon Warranty Group (“AWG’), Aon sold Virginia Surety Company (“VSC”).  VSC remains liable to policyholders of the P&C operations to the extent reinsurers of the property and casualty businesses do not meet their obligations.  In connection with the AWG sale, Aon provided an indemnification which protects the purchaser from the credit exposure related to the property and casualty balances that were reinsured.  These reinsurance recoverables amount to $597 million at June 30, 2009.  Trust balances and letters of credit offsetting these reinsurance recoverables totaled approximately $118 million at June 30, 2009. The liability balance reflecting the estimated fair value of this indemnification was $9 million at June 30, 2009.  The Company is not aware of any event of default by any reinsurer which would require it to satisfy the indemnification.  In conjunction with the sale of the P&C operations, the buyer will assume the indemnification with respect to these reinsurance balances.

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

Accident, Life & Health Operations

On April 1, 2008, the Company sold its Combined Insurance Company of America (“CICA”) subsidiary to ACE Limited and its Sterling Life Insurance Company (“Sterling”) subsidiary to Munich Re Group.  These two subsidiaries were previously included in the Company’s former Insurance Underwriting segment.  After final adjustments, Aon received $2.525 billion in cash for CICA and $341 million in cash for Sterling.  Additionally, CICA paid a $325 million dividend to Aon before the sale transaction was completed.  A pretax gain of $1.4 billion was recognized in the second quarter 2008 on the sale of these businesses.

The operating results of all businesses classified as discontinued operations are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
CICA and Sterling	$—	$—	$—	$677
AIS	—	23	—	48
P&C Operations	1	1	2	3
Total	$1	$24	$2	$728

Income (loss) before income taxes:
Operations:
CICA and Sterling	$—	$—	$—	$66
AIS	—	4	—	9
P&C Operations	7	(1)	5	(3)
Other	—	(1)	—	(1)
	7	2	5	71
Gain (loss) on sale	(5)	1,429	88	1,426
Total	$2	$1,431	$93	$1,497

Net income (loss):
Operations	$4	$(4)	$3	$39
Gain (loss) on sale	(2)	971	49	969
Total	$2	$967	$52	$1,008

The assets and liabilities reported as held-for-sale are as follows (in millions):

	Jun. 30, 2009	Dec. 31, 2008
Assets:
Investments:
Fixed maturities	$97	$104
All other investments	59	68
Receivables	12	24
Property and equipment and other assets	21	41
Total assets	$189	$237

Liabilities:
Policy liabilities:
Policy and contract claims	$106	$122
Unearned premium reserves and other	4	5
General expenses and other liabilities	8	19
Total liabilities	$118	$146

Equity:
Invested equity	$70	$87
Net unrealized investment gains	1	4
Total equity	$71	$91

7.             Restructuring

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan in conjunction with its merger with Benfield Group Limited (“Aon Benfield Plan”) in 2008.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 500 to 700 job eliminations.  As of June 30, 2009, approximately 400 jobs have been eliminated under the Plan.  Additionally, duplicate space and assets will be abandoned.  The Company recorded $21 million and $30 million of restructuring and related expenses in the second quarter and six months 2009, respectively.  The Company estimates that the Aon Benfield Plan will result in costs totaling approximately $185 million, of which $104 million was recorded in connection with the Benfield merger and is included as part of the Benfield purchase price allocation, and $81 million of which will result in charges to earnings.  All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Charges related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring activities and related expenses to affect continuing operations into 2011.

The following summarizes the restructuring and related costs by type and estimated to be incurred through the end of the restructuring initiative related to the merger and integration of Benfield (in millions):

	Actual				Estmated
	Purchase Price Allocation	Second Quarter 2009	Six Months 2009	Total to Date	Total Cost for Restructuring Period (1)
Workforce reduction	$74	$17	$25	$99	$126
Lease consolidation	28	4	4	32	48
Asset impairments	—	—	1	1	8
Other costs associated with restructuring (2)	2	—	—	2	3
Total restructuring and related expenses	$104	$21	$30	$134	$185

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

(2)   Other costs associated with restructuring initiatives, including moving costs, consulting fees and legal fees, are recognized when incurred.

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The 2007 Plan includes an estimated 3,900 job eliminations.  As of June 30, 2009, approximately 2,300 positions have been eliminated.  The Company also expects to close or consolidate several offices resulting in sublease losses or lease buy-outs.  The Company estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $550 million.  Expenses will include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring and related expenses to affect continuing operations through the end of 2009.

Below is a summary of the 2007 Plan restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative (in millions):

	Actual					Estimated
	2007	2008	Second Quarter 2009	Six Months 2009	Total Incurred to Date	Total Cost for Restructuring Period (1)
Workforce reduction	$17	$166	$43	$70	$253	$330
Lease consolidation	22	38	22	27	87	134
Asset impairments	4	18	4	4	26	40
Other costs associated with restructuring (2)	3	29	5	7	39	46
Total restructuring and related expenses	$46	$251	$74	$108	$405	$550

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

(2)   Other costs associated with restructuring initiatives, including moving costs, consulting fees and legal fees, are recognized when incurred.

The following is a summary of actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment (in millions):

	Actual					Estimated
	2007	2008	Second Quarter 2009	Six Months 2009	Total Incurred to Date	Total Cost for Restructuring Period
Risk and Insurance Brokerage Services	$41	$234	$71	$102	$377	$504
Consulting	5	17	3	6	28	46
Total restructuring and related expenses	$46	$251	$74	$108	$405	$550

Restructuring Liabilities

As of June 30, 2009, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon	2007	2005
	Benfield	Plan	Plan	Total
Balance at January 1, 2008	$—	$25	$63	$88
Expensed in 2008	—	233	3	236
Cash payments in 2008	—	(148)	(34)	(182)
Purchase price allocation	104	—	—	104
Foreign currency translation adjustment	—	(9)	(4)	(13)
Balance at December 31, 2008	104	101	28	233
Expensed in 2009	29	104	(1)	132
Cash payments in 2009	(43)	(85)	(7)	(135)
Foreign currency translation adjustment	7	4	1	12
Balance at June 30, 2009	$97	$124	$21	$242

Aon’s unpaid restructuring liabilities are included in accounts payable and accrued liabilities as well as other non-current liabilities in the condensed consolidated statements of financial position.

8.             Investment Income and Investments

The components of investment income are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gross investment income	$21	$68	$53	$126
Less: investment expenses	—	1	—	2
Investment income	$21	$67	$53	$124

The Company earns investment income on cash balances and investments, as well as on premium trust balances that Aon maintains for premiums collected from insureds but not yet remitted to insurance companies. Premium trust balances and a corresponding liability are included in fiduciary assets and fiduciary liabilities in the accompanying condensed consolidated statements of financial position. The Company’s interest-bearing assets are included in the following categories in the accompanying condensed consolidated statements of financial position (in millions):

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$537	$582
Short-term investments	580	684
Premium trust balances (included within fiduciary assets)	3,694	3,178
Investments	296	332
	$5,107	$4,776

9.             Debt

In 1997, Aon created Aon Capital A, a wholly-owned statutory business trust (“Trust”), for the purpose of issuing mandatorily redeemable preferred capital securities (“Capital Securities”). Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) to Aon Capital A. These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors. Aon determined that it was not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt.

During the first half of 2009, Aon repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain reflected in other (income) expense in the condensed consolidated statement of income.

To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, Aon dissolved the Trust effective June 25, 2009. This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures. Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by Aon was exchanged for $24 million of Debentures, which were then cancelled.

Following these actions, $687 million of Debentures remain outstanding as of June 30, 2009. The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events.

Also during the second quarter 2009, $100 million of short-term debt related to a VIE where Aon is the primary beneficiary was repaid.

Subsequent to quarter end, on July 1, 2009, an indirect wholly-owned subsidiary of Aon issued €500 million ($703 million at June 30, 2009 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014.  The principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon.  Proceeds from the offering were used to repay the Company’s $677 million outstanding indebtedness under its Euro credit facility. Consequently, the amount due under the Euro credit facility at June 30, 2009 has been included within short-term debt in the condensed consolidated statement of financial position.

10.           Equity

Common Stock

During the first six months of 2009, Aon issued 966,000 new shares of common stock for employee benefit plans.  In addition, Aon issued approximately 5.0 million shares of treasury stock for employee benefit programs and 157,000 shares in connection with employee stock purchase plans.

Aon’s Board of Directors has authorized the Company to repurchase up to $4.6 billion of its outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  The Company did not repurchase any shares in first quarter 2009. The Company repurchased approximately 3.4 million shares at a cost of $125 million in the second quarter 2009.  Since inception of its share repurchase program in 2005, the Company has repurchased a total of 94.2 million shares for an aggregate cost of $3.9 billion.  As of June 30, 2009, the Company remained authorized to purchase up to $730 million of additional shares under the current stock repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

There are also 22.4 million shares of common stock held in treasury at June 30, 2009 which are restricted as to their reissuance.

Other Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$155	$1,136	$440	$1,359
Net derivative gains (losses)	27	(22)	18	(19)
Net unrealized investment (losses) gains	(1)	7	(9)	20
Net foreign currency translation adjustments	235	(60)	140	246
Net postretirement benefit obligations	4	(19)	60	(11)
Comprehensive income	420	1,042	649	1,595
Less: Comprehensive income attributable to noncontrolling interest	8	3	12	8
Comprehensive income attributable to Aon stockholders	$412	$1,039	$637	$1,587

The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

	June 30, 2009	December 31, 2008
Net derivative gains (losses)	$5	$(13)
Net unrealized investment gains	47	56
Net foreign currency translation adjustments	241	102
Net postretirement benefit obligations	(1,547)	(1,607)
Accumulated other comprehensive loss, net of tax	$(1,254)	$(1,462)

11.                                 Employee Benefits

Pension Plans

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., The Netherlands, and Canada (in millions):

	Three months ended June 30,
	U.S.		International
	2009	2008	2009	2008
Service cost	$—	$10	$4	$7
Interest cost	31	27	58	73
Expected return on plan assets	(25)	(32)	(59)	(78)
Amortization of prior service cost	—	(3)	—	—
Amortization of net loss	5	5	10	10
Net periodic benefit cost	$11	$7	$13	$12

	Six months ended June 30,
	U.S.		International
	2009	2008	2009	2008
Service cost	$—	$22	$8	$13
Interest cost	62	53	112	148
Expected return on plan assets	(51)	(64)	(111)	(158)
Amortization of prior service cost	(1)	(7)	1	—
Amortization of net loss	17	11	19	20
Net periodic benefit cost	$27	$15	$29	$23

On January 30, 2009, the Aon Board of Directors adopted an amendment to the U.S. defined benefit pension plan whereby effective April 1, 2009 the Company ceased crediting future benefits relating to salary and service.  As a result of the U.S. plan amendment, the Company remeasured its pension expense for 2009 to reflect a new discount rate of 7.08%, the year-to-date decline in plan assets and change in amortization basis to the expected average remaining life of plan participants.  The remeasurement resulted in a $163 million improvement in the funded status of Aon’s U.S. plan. Additionally, the Company recognized a curtailment gain of $83 million in first quarter 2009, which was reported in compensation and benefits in the condensed consolidated statements of income.

Also during the first quarter 2009, an additional curtailment gain of $10 million was recognized in discontinued operations resulting from the sale of CICA.  The curtailment gain relates to the Company’s U.S. Retiree Health and Welfare Plan in which CICA employees were allowed to participate through the end of 2008, pursuant to the terms of the sale.  In the second quarter 2008, a pension curtailment gain of $12 million was recognized in discontinued operations resulting from the sale of CICA.

During the second quarter 2009, Aon recorded a $5 million curtailment charge attributable to a remeasurement resulting from the decision to cease service accruals in the Canadian plans beginning in 2010, which was reported in compensation and benefits in the condensed consolidated statements of income.

In 2009, Aon plans to contribute $26 million and $393 million to its U.S. and material international defined benefit pension plans, respectively.  As of June 30, 2009, contributions of $11 million have been made to the U.S. pension plans and $287 million to its material international pension plans.

12.                                 Stock Compensation Plans

Compensation expense

The following table summarizes stock-based compensation expense related to all stock-based payments recognized in continuing operations in the condensed consolidated statements of income in compensation and benefits (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Restricted Stock Units (“RSUs”)	$30	$30	$64	$75
Performance plans	11	16	16	30
Stock options	13	7	13	13
Employee stock purchase plan	1	1	2	2
Total	$55	$54	$95	$120

During the first half of 2009, the Company converted its stock administration system to a new service provider.  In connection with this conversion, a reconciliation of the methodologies utilized was performed, which resulted in a $10 million reduction of expense for the six months ended June 30, 2009.

Stock Awards

During the first six months of 2009, the Company granted approximately 2 million shares in connection with the completion of the 2006 Leadership Performance Plan (“LPP”) cycle and approximately 3.1 million restricted shares in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Six months ended June 30,
	2009		2008
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	14,060	$35	14,150	$31
Granted	5,126	38	2,967	42
Vested	(4,764)	37	(3,315)	28
Forfeited	(252)	37	(285)	32
Non-vested at end of period	14,170	35	13,517	34

(1) Represents fair value of award at date of grant.

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	As of June 30,
	2009	2008
Potential RSUs to be issued based on current performance levels	6,116	5,708
Unamortized expense, based on current performance levels	$138	$100

Stock Options

In 2008 and prior years, Aon used historical data to estimate option exercise and employee terminations within the lattice-binomial option-pricing model, stratified between executives and key employees.  Beginning in 2009, after reviewing additional historical data, the valuation model stratifies employees between those receiving LPP options, Special Stock Plan (“SSP”) options, and all other option grants.  The Company believes that this stratification better represents prospective stock option exercise patterns.

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended June 30, 2009		Six months ended June 30, 2009
	LPP Options	SSP Options	LPP Options	SSP Options	All Other Options
Weighted average volatility	35.7%	35.7%	35.5%	35.7%	35.5%
Expected dividend yield	1.5%	1.5%	1.3%	1.5%	1.3%
Risk-free rate	1.5%	1.8%	1.5%	1.8%	2.0%

Weighted average expected life, in years	4.4	5.6	4.4	5.6	6.5
Weighted average estimated fair value per share	$10.88	$12.27	$12.19	$12.27	$14.60

	Three months ended June 30, 2008	Six months ended June 30, 2008
	Key Employees	Executives	Key Employees
Weighted average volatility	30.2%	29.3%	29.8%
Expected dividend yield	1.5%	1.3%	1.4%
Risk-free rate	2.8%	3.3%	3.1%

Weighted average expected life, in years	5.7	5.1	5.7
Weighted average estimated fair value per share	$13.32	$11.26	$12.81

During the first six months of 2009, the Company granted approximately 1 million stock options with an exercise price of $39 per share in connection with the 2009 LPP Plan and approximately 400,000 stock options with an exercise price of $37 per share in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	19,666	$31	26,479	$31
Granted	1,384	38	1,497	44
Exercised	(2,508)	26	(3,881)	29
Forfeited and expired	(540)	41	(1,389)	41
Outstanding at end of period	18,002	32	22,706	31
Exercisable at end of period	9,597	31	12,827	30

The weighted average remaining contractual life, in years, of outstanding options was 4.5 years and 5.0 years at June 30, 2009 and 2008, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $37.87 as of June 30, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2009, the aggregate intrinsic value of options outstanding was $119 million, of which $69 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Aggregate intrinsic value of stock options exercised	$7	$49	$38	$63
Cash received from the exercise of stock options	15	154	67	178
Tax benefit realized from the exercise of stock options	2	12	13	16

Unamortized deferred compensation expense, which includes both options and awards, amounted to $339 million as of June 30, 2009, with a remaining weighted-average amortization period of approximately 2.1 years.

13.                                 Financial Instruments

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties.  As of June 30, 2009, all net derivative liability positions were entered into pursuant to terms of ISDA master agreements, and were free of credit risk contingent features.

Accounting Policy for Derivative Instruments

All derivative instruments are recognized in the condensed consolidated statements of financial position at fair value. Unless otherwise noted, derivative instruments with a positive fair value are reported in other assets and derivative instruments with a negative fair value are reported in other liabilities in the condensed consolidated statements of financial position.  Where Aon has entered into master netting agreements with counterparties, the derivative positions are netted by counterparty and are reported accordingly in other assets or other liabilities.  Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting.

Accounting principles identify three hedging relationships where a derivative (hedging instrument) may qualify for hedge accounting: (i) a hedge of the change in fair value of a recognized asset or liability or firm commitment (“fair value hedge”), (ii) a hedge of the variability in cash flows from a recognized variable-rate asset or liability or forecasted transaction (“cash flow hedge”), and (iii) a hedge of the net investment in a foreign subsidiary (“net investment hedge”).  Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility.

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

For a fair value hedge, the change in fair value of the hedging instrument and the change in fair value of the hedged item attributable to the risk being hedged are both recognized currently in earnings.  For a cash flow hedge, the effective portion of the change in fair value of a hedging instrument is recognized in Other Comprehensive Income (“OCI’) and subsequently reclassified to income when the hedged item affects earnings.  The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings.  For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is reported in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.

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

Foreign Exchange Risk Management

Certain of Aon’s foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars and Euros) that differ from their functional currencies.  The foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change.  To reduce this variability, Aon uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted revenue for up to a maximum of five years in the future.  Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue.  As of June 30, 2009, an $8 million pretax gain has been deferred to OCI, a $6 million loss is expected to be reclassified to earnings as an adjustment to other general expenses in the next twelve months.  Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged revenue is recognized.  The hedge had no material ineffectiveness in the first six months of 2009.

As of June 30, 2009, the Company had the following outstanding foreign exchange forward and option contracts that were entered into to hedge forecasted revenues and which qualify as cash flow hedges (in millions):

	Notional Amounts
Forecasted revenues	2009	2010	2011	2012
U.S. Dollar	$119	$312	$246	$25
Euro	26	37	23	16

Aon also uses foreign exchange forward contracts, which have not been designated as hedges for accounting purposes, to hedge economic risks that arise from fluctuations in the currency exchange rates.  Changes in the fair value of these derivatives are recorded in other general expenses in the condensed consolidated statements of income.  As of June 30, 2009, the total notional amount of the Company’s foreign exchange forward contracts related to these derivatives was $150 million.

Aon uses foreign exchange forward and over-the-counter option contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon’s foreign operations and to manage the currency exposure of Aon’s global liquidity profile.  These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other general expenses in the condensed consolidated statements of income.  As of June 30, 2009, the total notional amount of the Company’s foreign exchange forward and over-the-counter option contracts related to these derivatives was $157 million.

Aon also uses foreign currency forward contracts to offset foreign exchange risk associated with foreign denominated (primarily British pounds) intercompany notes.  These derivatives were not designated as a hedge because changes in their fair value were largely offset in earnings by remeasuring the notes for changes in spot exchange rates.  Changes in the fair value of these derivatives were recorded in other general expenses in the condensed consolidated statements of income. As of June 30, 2009, the total notional amount of the Company’s foreign exchange forward contracts related to these derivatives was $123 million.

Aon also uses foreign currency option contracts to hedge its net investments in foreign operations.  During the first six months of 2009, this hedge had no ineffectiveness, and a $21 million cumulative pretax gain has been included in OCI at June 30, 2009.  As of June 30, 2009, Aon has received collateral of $18 million from the counterparty for this hedge.  As of June 30, 2009, the total notional amount of the Company’s foreign currency option contracts related to this hedge was $574 million.

In 2005, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany borrowings.  These swaps have been designated as cash flow hedges.  As of June 30, 2009, a $3 million pretax gain had been deferred to OCI; a $2 million loss is expected to be reclassified to earnings as an adjustment to interest expense in the next twelve months.  Reclassification from OCI will offset the related transaction gain or loss arising from the remeasurement of the borrowing due to changes in spot exchange rates.  This hedge had no material ineffectiveness in the first six months of 2009.  As of June 30, 2009, the total notional amount of the Company’s cross-currency swaps related to this hedge was $140 million.

In 2008, Aon subsidiaries entered into cross-currency swaps to hedge the foreign currency risks associated with foreign denominated fixed-rate term intercompany receivables.  These swaps have been designated as cash flow hedges.  As of June 30, 2009, a $15 million pretax loss had been deferred to OCI, $7 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in the next twelve months.  Reclassification from OCI will offset the related transaction gain or loss arising from the remeasurement of the receivable due to changes in spot exchange rates.  This hedge had no material ineffectiveness in the first six months of 2009.  As of June 30, 2009, the total notional amount of the Company’s cross-currency swaps related to this hedge was $197 million.

Several of Aon’s subsidiaries have negotiated outsourcing service agreements in currencies that differ from their functional currencies; primarily the Philippine Peso and the Indian Rupee.  The subsidiary’s functional currency equivalent of the expense will fluctuate as the currency exchange rates change.  To reduce this variability, Aon uses foreign exchange forward contracts to hedge the foreign exchange risk associated with the forecasted expense incurred for the life of the service agreements or up to six years.  Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense.  As of June 30, 2009, a $7 million pretax loss has been deferred to OCI, $2 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in the next twelve months.  Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged expense is recognized.  The hedge did not have any ineffectiveness in the first six months of 2009.

As of June 30, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted expenses and which qualify as cash flow hedges (in millions):

	Notional Amounts
Forecasted expenses	2009	2010	2011	2012
Indian Rupee	$7	$10	$10	$4
Philippine Peso	1	2	2	1

In May 2009, Aon entered into a sponsorship agreement under which Aon is required to make payments in British pounds over the next four years pursuant to the terms of the contract.  As a result, the Company is exposed to foreign exchange transaction risk and has hedged its exposure using over-the-counter options.  Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense.  As of June 30, 2009, a $1 million pretax loss has been deferred to OCI.  Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged expense is recognized.  This hedge did not have any ineffectiveness in the first six months of 2009.  As of June 30, 2009, the total notional amount of the Company’s over-the-counter options related to this hedge was $73 million.

Interest Rate Risk Management

Aon enters into receive-fixed-pay-floating interest rate swaps which are designated as cash flow hedges of the benchmark interest rate risk component of a portion of Aon’s U.S. dollar, Euro, Australian dollar, Canadian dollar and British pound denominated brokerage funds held on behalf of clients and other operating funds.  Forecasted interest receipts earned on deposit balances are hedged up to a maximum of three years into the future.  Changes in the fair value of the swaps are recorded in OCI and will be reclassified to earnings as an adjustment to investment income over the term of the swap.  As of June 30, 2009, a $19 million pretax gain related to this hedge was recorded in OCI, $17 million of which is expected to be reclassified to earnings as an adjustment to investment income in the next twelve months.  This hedge had no material ineffectiveness in the first six months of 2009.

As of June 30, 2009, the Company had the following outstanding interest rate swaps that were entered into to hedge the interest rate exposure of the forecasted interest receipts earned on short-term fund balances (in millions):

	Notional Amounts
Fund balances	2009	2010	2011
U.S. Dollar	$1,000	$750	$100
Euro	337	253	84
All other	157	157	25

The location and fair value of derivative instruments reported in the June 30, 2009 condensed consolidated statement of financial position, segregated between derivatives that are designated as hedging instruments and those that are not, are as follows (in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives accounted for as hedges:

Interest rate contracts	Other assets	$23	Other liabilities	$2
Foreign exchange contracts	Other assets	268	Other liabilities	186
Other contracts (1)	Other assets	5	Other liabilities	43
Total		296		231

Derivatives not accounted for as hedges:

Foreign exchange contracts	Other assets	27	Other liabilities	22
Total		$323		$253

(1) Other contracts include cross-currency swaps hedging the foreign currency risk associated with foreign denominated intercompany loans, as described above.

The location and amounts of the gains and losses reported in the condensed consolidated statement of financial position in OCI, segregated by type of hedge and further by type of derivative contract, are as follows (in millions):

Three months ended June 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$5	Investment income	$9
Foreign exchange contracts	48	Other general expenses	(4)

Other contracts (1)	(37)	Interest expense	(31)
Total	$16		$(26)

Foreign net investment hedges:
Foreign exchange contracts	$(30)	N/A	$—

Six months ended June 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$8	Investment income	$19
Foreign exchange contracts	35	Other general expenses	(8)
Other contracts (1)	(37)	Other general expenses and interest expense	(34)
Total	$6		$(23)

Foreign net investment hedges:
Foreign exchange contracts	$(34)	N/A	$—

(1) Other contracts include cross-currency swaps hedging the foreign currency risk associated with foreign denominated intercompany loans, as described above.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for both the three and six month periods were negligible.

The location and amounts of the gains and losses reported in the condensed consolidated statement of income for derivatives not designated as qualifying hedges are as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three months ended June 30, 2009	Six months ended June 30, 2009
Derivatives not designated as hedges:
Foreign exchange contracts	Other general expenses	$(5)	$(6)

14.                               Premium Finance Operations

Some of Aon’s U.S., U.K., Canadian, and Australian subsidiaries have originated short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then have sold these premium finance agreements in securitization transactions that meet the criteria for sale accounting under current accounting principles.  In December 2008, Aon signed a definitive agreement to sell the U.S. operations of the premium finance business (Cananwill). In connection with Aon’s sale of its U.S. premium finance business, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at June 30, 2009, was $170 million, if losses exceed the historical credit loss reserve for the business.  Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender’s right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier.  The Company does not expect to incur any significant losses related to this guarantee. This disposition was completed in February 2009.

In the U.K., premium finance agreements have been sold to special purpose entities (“SPEs”), which are considered QSPEs, as defined. The QSPEs fund their purchases of premium finance agreements by selling undivided beneficial interests in the agreements to multi-seller commercial paper conduit SPEs sponsored by unaffiliated banks (“Bank SPEs”). In Canada and Australia, undivided interests in the premium finance agreements have been sold directly to Bank SPEs.  The Bank SPEs are variable interest entities as defined under current accounting principles.

The QSPEs used in the U.K are not consolidated in Aon’s financial statements because the criteria for sale accounting have been met. For the Canadian and Australian sales, the Company determined that non-consolidation of the Bank SPEs is appropriate because Aon is not their primary beneficiary.  Aon’s variable interest in the Bank SPEs in these jurisdictions is limited to the retained interests in premium finance agreements sold to the Bank SPEs.  The Company reviews all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of its accounting.

The total amount that can be advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements. The limit was $267 million at June 30, 2009.  The outstanding balance of sold portfolios at June 30, 2009 was $247 million, and the Bank SPEs had advanced $194 million.  The outstanding balance of sold portfolios at December 31, 2008 was $1.1 billion, and the Bank SPEs had advanced $981 million.

Aon records gains on the sale of premium finance agreements.  When Aon calculates the gain, all costs expected to be incurred for the relevant Bank SPEs are included.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $8 million and $15 million for the three months ended June 30, 2009 and 2008, respectively, and $14 million and $32 million for the six months ended June 30, 2009 and 2008, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by Aon (and other sellers) as required by the sales agreements.  The over-collateralization of the sold receivables represents Aon’s maximum exposure to credit-related losses, and was approximately $61 million at June 30, 2009.  The Company continually reviews the retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjusts its carrying value accordingly.

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

The Company renewed the Canadian and U.K. sales agreements in the fourth quarter 2008 and the Australian sales agreement in the second quarter of 2009. The current environment in the credit market influenced the renewal process, the renewed terms are more restrictive, and the over-collateralization requirements were increased.

In June and July of 2009, the Company entered into agreements with third parties with respect to Aon’s premium finance businesses in the U.K., Canada and Australia (collectively, the “Cananwill International Agreements”).  As a result of the Cananwill International Agreements the third parties will begin originating, financing and servicing premium finance loans generated by referrals from Aon’s brokerage operations.  The Company expects to cease financing and servicing premium finance loans by the end of the fourth quarter of 2009.  The third parties did not acquire the existing portfolio of Aon’s premium finance loans, and as such, the Company did not extend any guarantees under these agreements.

15.          Variable Interest Entities

Aon has the following VIEs that have been consolidated at June 30, 2009:

•                  Globe Re Limited (“Globe Re”), provided reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by a third party for a limited period which ended June 1, 2009;

•                  Juniperus Insurance Opportunity Fund Limited (“Juniperus”), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks; and

•                  Juniperus Capital Holdings Limited (“JCHL”), which provides investment management and related services to Juniperus.

Globe Re is deemed to be a VIE since the equity investors at risk lack a controlling financial interest.  Aon owns an 85% equity economic interest in Globe Re, is deemed to be the primary beneficiary and consolidates Globe Re.  In connection with the winding up of its operations, during June 2009, Globe Re repaid its $100 million of short-term debt from available cash.  In early July 2009, Aon’s equity investment in Globe Re was repaid.  Globe Re had assets and liabilities of $56 million and $2 million, respectively, at June 30, 2009 and $187 million and $105 million, respectively, at December 31, 2008.  Aon recognized $4 million and $8 million of pretax income from Globe Re in the second quarter and six months 2009, respectively.  Globe Re will be fully liquidated in third quarter 2009.

Aon holds a 40% equity interest in the Juniperus Class A shares and bears a majority of the expected returns and losses.  Aon has a 73% voting and economic interest in JCHL and absorbs a majority of JCHL’s expected losses.  Aon is considered the primary beneficiary of both companies, and as such these entities have been consolidated.  Juniperus/JCHL had assets and liabilities of $175 million and $35 million, respectively, at June 30, 2009 and $121 million and $22 million, respectively, at December 31, 2008.  Aon recognized $4 million of pretax income from Juniperus/JCHL for both the second quarter and six months 2009.  Aon’s potential loss at June 30, 2009 is limited to its investment in the VIEs, which is $63 million for Juniperus/JCHL.

16.          Fair Value

Accounting standards establish a three tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•         Level 1 – observable inputs such as quoted prices for identical assets in active markets;

•         Level 2 – inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly; and

•         Level 3 – unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	June 30, 2009	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,687	$—	$2,687	$—
Other investments	106	—	4	102
Derivatives	145	—	145	—
Retained interests	61	—	—	61
Liabilities:
Derivatives	75	—	75	—
Guarantees	9	—	—	9

(1)   Includes $2,546 million of money market funds and $141 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the condensed consolidated statements of financial position, depending on their nature and initial maturity. See Note 8 for additional information regarding the Company’s investments.

The following methods and assumptions are used to estimate the fair values of our financial instruments:

Money market funds and highly liquid debt securities are carried at cost and amortized cost, respectively, as an approximation of fair value.  Based on market convention, the Company considers cost a practical and expedient measure of fair value.

Other investments carried at fair value consists primarily of the Company’s investment in PEPS I.  Fair value is based on valuations received from the general partners of the limited partnership interests held by PEPS I.

Derivatives are carried at fair value, based upon industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing inputs, such as interest rates, currency exchange rates, or implied volatilities.

Retained interests in the sold premium finance agreements of Aon’s premium financing operations are recorded at fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates.

Guarantees are carried at fair value, which is based on discounted estimated future cash flows using published historical cumulative default rates and discount rates commensurate with the underlying exposure.

The following table presents the changes in the Level 3 fair-value category for the three months ended June 30, 2009 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other		Retained
	Investments	Derivatives	Interests	Guarantees
Balance at March 31, 2009	$103	$1	$57	$(9)
Total gains (losses):
Included in income	—	(1)	7	—
Included in other comprehensive income	(1)	—	6	—
Purchases and sales	—	—	(9)	—
Transfers	—	—	—	—
Balance at June 30, 2009	$102	$—	$61	$(9)

The amount of total gains (losses) for the period included in income attributable to the change in unrealized losses relating to assets or liabilities held at June 30, 2009	$—	$(1)	$7	$—

The following table presents the changes in the Level 3 fair-value category for the six months ended June 30, 2009 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other		Retained
	Investments	Derivatives	Interests	Guarantees
Balance at December 31, 2008	$113	$1	$99	$(9)
Total gains (losses):
Included in earnings	—	(1)	10	—
Included in other comprehensive income	(11)	—	2	—
Purchases, issuances and settlements	—	—	(50)	—
Transfers	—	—	—	—
Balance at June 30, 2009	$102	$—	$61	$(9)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at June 30, 2009	$—	$(1)	$10	$—

Gains (losses), both realized and unrealized, included in income for the three and six months ended June 30, 2009 are as follows (in millions):

	Three months ended June 30, 2009		Six months ended June 30, 2009
	Other general	Commissions,	Other general	Commissions,
	expenses	fees and other	expenses	fees and other
Total gains (losses) included in income	$(1)	$7	$(1)	$10
Change in unrealized gains (losses) relating to assets or liabilities held at June 30, 2009	$(1)	$7	$(1)	$10

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$1,249	$1,191	$1,872	$1,576

The fair value of debt is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

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

Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA.  Plaintiffs in the federal securities class action submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million.  Aon submitted expert reports in opposition concluding that plaintiffs’ theories of liability and causation are meritless and that, in any event, plaintiffs incurred no damages.  Aon believes it has meritorious defenses in all of these cases and has vigorously defended itself against these claims.  In June 2009, Aon reached agreement on a proposed settlement of the federal securities class action under which Aon would pay $30 million to the class.  This settlement is subject to a process requiring final approval by the trial court and a possible appeal. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.  On June 12, 2009, Aon entered into two settlement agreements with XL Insurance (Bermuda) Ltd. resulting in the receipt of $26 million by Aon.  The agreements resolve, among other things, a lawsuit between XL and Aon relating to whether XL’s policy covered losses relating to, among other things, the above-referenced matters.

Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”).  An outside law firm with significant experience in the area is overseeing the review.  Certain governmental agencies, including the U.K. Financial Services Authority (“FSA”), the U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of Justice (“DOJ”), have also been investigating these matters.  Aon is fully cooperating with these investigations, and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations.  On January 8, 2009, the FSA and Aon announced a settlement under which the FSA concluded its investigation by assessing a £5.25 million fine on Aon Limited, Aon’s principal U.K. brokerage subsidiary.  Based on current information, the Company is unable to predict at this time when the remaining SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

A financial institution in the U.K. called Standard Life Assurance Ltd. brought an action in London Commercial Court against Aon seeking more than £50 million for alleged errors or omissions in the placement of a professional indemnity policy with certain underwriters.  In a preliminary decision issued on February 13, 2008, the court construed the relevant policy language to excuse the underwriters from paying Standard Life and concluded that Aon was negligent in not seeking changes to the language.  Aon filed an interlocutory appeal of this preliminary decision.  In July 2008, Aon reached a settlement with the underwriters under which the underwriters agreed to pay a portion of the ultimate recovery by Standard Life in exchange for Aon dropping its appeal of the preliminary decision.  In July 2009, Aon executed a settlement agreement with Standard Life under which Aon agreed to pay £46 million.  Such amount is partially offset by an agreed receivable from third parties providing indemnification to Aon.

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

Aon’s total revenue is as follows (in millions):

	Three months ended June 30,
	2009			2008
	Commissions, Fees and Other	Investment Income	Total	Commissions, Fees and Other	Investment Income	Total
Risk and Insurance Brokerage Services	$1,559	$19	$1,578	$1,561	$49	$1,610
Consulting	300	—	300	335	1	336
Intersegment elimination	(6)	—	(6)	(7)	—	(7)
Total operating segments	1,853	19	1,872	1,889	50	1,939
Unallocated	11	2	13	—	17	17
Total revenue	$1,864	$21	$1,885	$1,889	$67	$1,956

	Six months ended June 30,
	2009			2008
	Commissions, Fees and Other	Investment Income	Total	Commissions, Fees and Other	Investment Income	Total
Risk and Insurance Brokerage Services	$3,079	$49	$3,128	$3,076	$100	$3,176
Consulting	608	1	609	677	2	679
Intersegment elimination	(12)	—	(12)	(16)	—	(16)
Total operating segments	3,675	50	3,725	3,737	102	3,839
Unallocated	11	3	14	—	22	22
Total revenue	$3,686	$53	$3,739	$3,737	$124	$3,861

Commissions, fees and other revenue are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk management and insurance brokerage:
Americas	$574	$588	$1,051	$1,081
United Kingdom	181	214	297	364
Europe, Middle East & Africa	309	364	757	874
Asia Pacific	123	147	207	253
Reinsurance brokerage and related services	372	248	767	504
Total Risk and Insurance Brokerage Services	1,559	1,561	3,079	3,076

Consulting services	251	278	514	566
Outsourcing	49	57	94	111
Total Consulting	300	335	608	677
Intersegment elimination	(6)	(7)	(12)	(16)
Unallocated	11	—	11	—
Total commissions, fees and other revenue	$1,864	$1,889	$3,686	$3,737

Aon’s operating segments’ geographic revenue and income before income tax is as follows (in millions):

	Risk and Insurance Brokerage
	Services		Consulting
Three months ended June 30,	2009	2008	2009	2008
Revenue by geographic area:
United States	$562	$508	$143	$149
Americas, other than U.S.	205	206	31	37
United Kingdom	284	272	49	70
Europe, Middle East & Africa	380	452	58	62
Asia Pacific	147	172	19	18
Total revenue	$1,578	$1,610	$300	$336

Income before income tax	$210	$234	$41	$43

	Risk and Insurance Brokerage
	Services		Consulting
Six months ended June 30,	2009	2008	2009	2008
Revenue
United States	$1,075	$962	$289	$301
Americas, other than U.S.	351	364	60	70
United Kingdom	533	492	93	134
Europe, Middle East & Africa	921	1,060	130	138
Asia Pacific	248	298	37	36
Total revenue	$3,128	$3,176	$609	$679

Income before income tax	$538	$477	$111	$106

A reconciliation of segment income before income taxes to income from continuing operations before income taxes is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk and Insurance Brokerage Services	$210	$234	$538	$477
Consulting	41	43	111	106
Segment income from continuing operations before income taxes	251	277	649	583
Unallocated investment income and other revenue	13	17	14	22
Unallocated expenses	(28)	(37)	(55)	(57)
Interest expense	(26)	(31)	(55)	(64)
Income from continuing operations before income taxes	$210	$226	$553	$484

Unallocated investment income and other revenue consists primarily of revenue from our equity ownership in insurance investments and income associated with invested assets not directly required to support the risk and insurance brokerage services and consulting businesses.

Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs and the costs associated with corporate investments.  Interest expense represents the cost of worldwide debt obligations.

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

Equity

Restructuring Initiatives

Off Balance Sheet Arrangements

Contractual Obligations

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

Despite this difficult market environment, we grew the business organically in our Americas retail business and our reinsurance business.  We are demonstrating expense discipline, enabling investment in our business and concurrently improving our margin.

Overall organic revenue was essentially unchanged for both the second quarter and six months 2009.  See our discussion below for more details regarding organic revenue growth.

Our consolidated pretax margins from continuing operations for the quarter declined from 11.6% in 2008 to 11.1% in 2009.  The decline was principally driven by a 4% decline in revenue, which more than offset a 3% decline in operating expenses, which include increased restructuring charges.  Year-to-date margins increased from 12.5% last year to 14.8% in 2009.  The improvement is mainly attributable to a net $78 million pension curtailment gain related to the decision to cease crediting future benefits relating to salary and service in our U.S. and Canada defined benefit pension plans, as well as restructuring savings, which more than offset lower investment income and the unfavorable impact of foreign currency translation.

The following is a summary of our second quarter and six months 2009 financial results:

•                  Revenue decreased $71 million or 4% for the quarter and $122 million or 3% year-to-date, as the negative effect of foreign exchange translation and significantly lower investment income was only partially offset by the impact of the Benfield merger and other acquisitions.

•                  Operating expenses decreased 3% and 6% for the quarter and six months 2009, respectively, due primarily to favorable foreign exchange translation and restructuring savings, partially offset by the impact of the Benfield merger and other acquisitions and higher restructuring charges.  Six months 2009 expenses were favorably impacted by the net $78 million pension curtailment gain previously described.

•                  Income from continuing operations attributable to Aon stockholders decreased $19 million from second quarter 2008 to $147 million.  For six months 2009, income from continuing operations attributable to Aon stockholders increased $34 million to $377 million, driven by the pension curtailment gain.

•                  Diluted earnings per share from continuing operations attributable to Aon’s stockholders was $0.51 for the second quarter 2009, a decrease of 6% from $0.54 per share in 2008.  Six months diluted earnings per share increased from $1.10 in 2008 to $1.30 in 2009.

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

Because we conduct business in over 120 countries, foreign exchange rate fluctuations have an impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, we have:

•                  isolated the impact of the change in currencies between periods by translating last year’s revenue and expenses at this year’s foreign exchange rates, and

•                  provided this form of reporting to give financial statement users more meaningful information about our operations.

Some tables in the segment discussions reconcile organic revenue growth percentages to the reported commissions, fees and other revenue growth percentages.  We disclose separately:

•                  the impact of foreign currency, and

•                  the impact from acquisitions, divestitures, transfers of business units, reimbursable expenses, and unusual items, which represent the most significant reconciling items.

Consolidated Results

The consolidated results of continuing operations are as follows (in millions):

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
(millions)	2009	2008	2009	2008
Revenue:
Commissions, fees and other	$1,864	$1,889	$3,686	$3,737
Investment income	21	67	53	124
Total revenue	1,885	1,956	3,739	3,861

Expenses:
Compensation and benefits	1,134	1,143	2,148	2,297
Other general expenses	466	500	863	914
Depreciation and amortization	58	58	118	108
Total operating expenses	1,658	1,701	3,129	3,319
	227	255	610	542
Interest expense	26	31	55	64
Other (income) expense	(9)	(2)	2	(6)
Income from continuing operations before income taxes	$210	$226	$553	$484
Pretax margin - continuing operations	11.1%	11.6%	14.8%	12.5%

Revenue

Commissions, fees and other decreased by $25 million for the quarter and $51 million for six months.  The 1% decrease in both periods was driven by the negative impact from foreign currency translation, which was $171 million for the quarter and $361 million for six months, partially offset by inclusion of Benfield’s revenue in 2009 results. Overall organic revenue remained flat for both the quarter and the six month period.

Investment income decreased $46 million for the quarter and $71 million for six months reflecting the impact of lower interest rates, lower investment balances, and the negative impact of foreign currency translation.

Expenses

Compensation and benefits decreased $9 million or 1% for the quarter and $149 million or 6% for six months.  For the quarter, the decrease was driven by a $111 million favorable impact from foreign currency translation and restructuring savings, partially offset by $35 million of higher restructuring costs and higher expenses due to the inclusion of Benfield’s operations in 2009. On a year-to-date basis, the decrease is due to a $234 million favorable impact from foreign currency translation, restructuring savings, and a net $78 million pension curtailment gain related to the decision to cease crediting future benefits relating to salary and service in our U.S. and Canadian defined benefit pension plans.  These items were partially offset by higher expenses from the inclusion of Benfield’s operations in 2009 and $19 million in higher restructuring charges.

Other general expenses decreased $34 million or 7% for the quarter and $51 million or 6% for six months. The decline was driven by $44 million and $91 million in favorable foreign currency translation on a quarterly and year-to-date basis, respectively, lower E&O costs and reduced expenses related to the FCPA and anti-corruption reviews and related compliance initiatives, partially offset by Benfield’s cost of operations and higher restructuring charges.

Depreciation and amortization expense was consistent for the second quarter 2009 and 2008 and increased $10 million or 9% for six months, with favorable foreign currency translation impacting both periods. Higher amortization expense related to the Benfield merger offset the impact of asset impairments taken in 2008 as part of the 2007 restructuring plan.  The year-to-date growth is driven by the higher intangible amortization related to the Benfield merger.

Interest expense decreased $5 million for the quarter and $9 million for six months reflecting the impact of lower interest rates and favorable foreign exchange translation.

Other income of $9 million for the current quarter includes a $5 million gain on the extinguishment of $15 million of junior subordinated debentures, and a net gain on the disposal of several small operations, partially offset by costs related to the integration of Benfield.  In 2008, the $2 million of income represented a gain from the disposal of businesses. On a year-to-date basis, $2 million of other expense includes $12 million of Benfield integration costs, which more than offset gains from the extinguishment of $15 million junior subordinated debentures and net gains on disposal of operations.  In 2008, we recorded $6 million of income for six months, which included a $5 million gain on the sale of land in the U.K.

Income from Continuing Operations Before Income Taxes

Income from continuing operations before income taxes decreased $16 million or 7% to $210 million for the quarter, but increased $69 million or 14% for six months. Both periods were impacted by the unfavorable impact of foreign exchange translation, lower investment income and higher restructuring costs.  For the quarter, these items more than offset the positive impact of the Benfield merger and other acquisitions, and restructuring savings.  The year-to-date improvement, despite those items listed above, was driven by the net $78 million pension curtailment gain.

Income Taxes

The effective tax rate for continuing operations was 27.1% for second quarter 2009 compared to 25.2% for second quarter 2008.  On a year-to-date basis, the effective tax rate for continuing operations was 29.8% and 27.5% for 2009 and 2008, respectively.  The rates for all periods were favorably impacted by the benefit of statutory rate reductions in key operating jurisdictions in 2008 and the projected geographic distribution of earnings in both years.  The increase from 2008 on a year-to-date basis was driven by the tax impact of the U.S. pension curtailment gain.  The underlying tax rate for continuing operations is expected to be 28% for 2009 and was 30% for 2008.

Income from Continuing Operations

Income from continuing operations for second quarter 2009 and 2008 was $153 million and $169 million, respectively.  Diluted income per share in the second quarter 2009 was $0.51, versus $0.54 in 2008.  Income from continuing operations for six months 2009 and 2008 was $388 million and $351 million, respectively.  Diluted income per share for six months 2009 was $1.30, versus $1.10 in 2008. Currency fluctuations negatively impacted income from continuing operations in 2009 by $0.03 per diluted share in the quarter and $0.05 for six months when we translate the 2008 results at current period foreign exchange rates.  Our diluted per share calculations were favorably impacted this year by lower shares outstanding as a result of shares acquired as part of our share repurchase program.

Discontinued Operations

Second quarter income from discontinued operations was $2 million for 2009 ($0.01 per diluted share), versus income of $967 million for 2008 ($3.17 per diluted share).  Six months income from discontinued operations was $52 million for 2009 ($0.18 per diluted share), versus income of $1.0 billion for 2008 ($3.22 per diluted share).  Results for second quarter 2009 primarily reflects our FFG operations.  Results for six months 2009  include our FFG operations, as well as the gain on the sale of AIS, a curtailment gain on the post-retirement benefit plan related to the CICA disposal and residual tax settlements related to our

AWG disposal. Our results for second quarter and six months 2008 primarily reflect the gain on the sale of our CICA and Sterling businesses, which were sold on April 1, 2008.  Year-to-date 2008 results also include CICA and Sterling’s operations through the date of sale.  Results for AIS and FFG are also included for both the three and six month periods in 2008.

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

The following table and commentary provide selected financial information on the operating segments (in millions):

	Second Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Commissions, fees and other revenue: (1) (2)
Risk and Insurance Brokerage Services	$1,559	$1,561	$3,079	$3,076
Consulting	300	335	608	677
Investment income:
Risk and Insurance Brokerage Services	19	49	49	100
Consulting	—	1	1	2
Income from continuing operations before income taxes:
Risk and Insurance Brokerage Services	210	234	538	477
Consulting	41	43	111	106
Pretax margins—continuing operations:
Risk and Insurance Brokerage Services	13.3%	14.5%	17.2%	15.0%
Consulting	13.7%	12.8%	18.2%	15.6%

(1)   Intersegment revenues of $6 million and $7 million were included in second quarter 2009 and 2008, respectively.

(2)   Intersegment revenues of $12 million and $16 million were included in six months 2009 and 2008, respectively.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry.  Aon was ranked in 2008 by Business Insurance as the world’s largest insurance broker, by A.M. Best as the number one global insurance brokerage based on brokerage revenues, and voted the best insurance intermediary and best reinsurance intermediary by the readers of Business Insurance.

In 2008, we experienced a soft market in many business lines/segments and in many geographic areas.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Prices fell throughout the year, although the rate of decline slowed toward the end of the year.  In the first half of 2009, we continued to see a soft market in our retail business.  In reinsurance, pricing overall was flat to up slightly, with firmer pricing primarily in the U.S. property catastrophe areas. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Beginning in late 2008, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Continued volatility and further deterioration in the credit markets may reduce our customers’ demand for our brokerage and reinsurance services and products, which could hurt our operational results and financial condition.  In addition, overall capacity in the industry could decrease if a significant insurer either fails or withdraws from writing insurance coverages that we offer our clients.  This failure could reduce our revenues and profitability, since we would no longer have access to certain lines and types of insurance.

Risk and Insurance Brokerage Services generated approximately 84% of Aon’s total operating segment revenues for both the second quarter and first six months of 2009.  Revenues are generated primarily through:

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

Revenue

These tables show Risk and Insurance Brokerage Services commissions, fees and other revenue (in millions):

	Second Quarter Ended June 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
(millions)	2009	2008	Change	Impact	& Other	Growth
Americas	$574	$588	(2)%	(4)%	(1)%	3%
United Kingdom	181	214	(15)	(14)	4	(5)
Europe, Middle East & Africa	309	364	(15)	(14)	2	(3)
Asia Pacific	123	147	(16)	(14)	(1)	(1)
Reinsurance	372	248	50	(7)	53	4
Total	$1,559	$1,561	—%	(9)%	9%	—%

	Six Months Ended June 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
(millions)	2009	2008	Change	Impact	& Other	Growth
Americas	$1,051	$1,081	(3)%	(4)%	(1)%	2%
United Kingdom	297	364	(18)	(16)	3	(5)
Europe, Middle East & Africa	757	874	(13)	(13)	1	(1)
Asia Pacific	207	253	(18)	(16)	(1)	(1)
Reinsurance	767	504	52	(7)	57	2
Total	$3,079	$3,076	—%	(10)%	10%	—%

•                  The decline in Americas revenue is 2% for the quarter and 3% for six months, driven by unfavorable foreign currency translation, partially offset by organic revenue growth of 3% and 2% for the second quarter and six months, respectively, reflecting strong growth in Latin America and strong new business in our U.S. retail operations. This growth was tempered by soft market conditions, as well as overall economic weakness, especially in the construction and private equity sectors.

•                  U.K. revenue declined 15% for the quarter and 18% for six months due to unfavorable foreign currency translation and a 5% decline in organic revenue for both periods, reflecting weak economic conditions as well as lower new business.

•                  Europe, Middle East & Africa revenue decreased 15% and 13% for the quarter and six months, respectively, reflecting unfavorable foreign currency translation. Organic revenue declined 3% for the quarter and 1% for six months reflecting weak economic conditions in continental Europe and slower growth in emerging markets.

•                  Asia Pacific revenue declined 16% for the quarter and 18% for six months, driven by unfavorable foreign currency translation and a 1% organic decline for both periods, reflecting the impact from exiting certain businesses in Japan, economic weakness in Asia, and political unrest in Thailand partially offset by strong growth in New Zealand and modest growth in Australia.

•                  Reinsurance revenue increased 50% for the quarter and 52% for six months due to the impact of the Benfield merger in fourth quarter 2008, Gallagher Re acquisition in first quarter 2008 and organic revenue growth.  Organic growth for the quarter and six months was 4% and 2%, respectively, driven primarily by growth in global treaty placements and a slight hardening of markets.

Income from Continuing Operations Before Income Taxes

Second quarter 2009 income from continuing operations before income taxes decreased $24 million to $210 million while six months 2009 income from continuing operations before income taxes was $538 million, a $61 million increase.  In 2009, the quarterly pretax margin in this segment was 13.3%, down 120 basis points from 14.5% in 2008. On a year-to-date basis the pretax margin was 17.2%, up 220 basis points from 15.0% in 2008.  Contributing to the decreased margins and pretax income for the quarter are:

•                  $43 million in higher restructuring costs,

•                  $30 million lower investment income,

•                  $16 million impact of unfavorable foreign exchange rates, and

•                  higher amortization costs related to the Benfield intangible assets.

These declines were partially offset by:

•                  $10 million in lower costs related to anti-corruption and compliance initiatives,

•                  restructuring savings, and

•                  lower E&O expenditures.

Contributing to the six months increased margins and pretax income were:

•                  a $54 million gain from the pension curtailments,

•                  $23 million in lower costs related to anti-corruption and compliance initiatives,

•                  the inclusion of Benfield results, and

•                  restructuring savings.

These improvements were partially offset by:

•                  $51 million of lower investment income,

•                  $35 million impact of unfavorable foreign exchange rates,

•                  $25 million of higher restructuring costs,

•                  a $5 million gain in 2008 related to the sale of land, and

•                  higher intangible amortization costs related to Benfield.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  Our Consulting segment:

•                  provides a broad range of consulting services and outsourcing, and

•                  generated 16% of Aon’s total operating segment revenue for both second quarter and six months 2009.

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  A severe and/or prolonged economic downturn could hurt our clients’ financial condition and the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges may reduce demand for some of our services or depress pricing of those services and have an adverse effect on our new business and results of operations.

Consulting Services are provided in the following practice areas:

•                  Health and Benefits advises clients about how to structure, fund, and administer employee benefit programs that attract, retain, and motivate employees.  Benefits consulting includes health and welfare, executive benefits, workforce strategies and productivity, absence management, benefits administration, data-driven health, compliance, employee commitment, investment advisory and elective benefits services.

•                  Retirement professionals specialize in global actuarial services, defined contribution consulting, investment consulting, tax and ERISA consulting, and pension administration.

•                  Compensation focuses on compensatory advisory/counsel including: compensation planning design, executive reward strategies, salary survey and benchmarking, market share studies and sales force effectiveness, with special expertise in the financial services and technology industries.

•                  Strategic Human Capital delivers advice to complex global organizations on talent, change and organizational effectiveness issues, including talent strategy and acquisition, executive on-boarding, performance management, leadership assessment and development, communication strategy, workforce training and change management.

Outsourcing, offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

These tables show Consulting commissions, fees and other revenue (in millions):

	Second Quarter Ended June 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
(millions)	2009	2008	Change	Impact	& Other	Growth
Consulting Services	$251	$278	(10)%	(9)%	—%	(1)%
Outsourcing	49	57	(14)	(11)	1	(4)
Total	$300	$335	(10)%	(9)%	—%	(1)%

	Six Months Ended June 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
(millions)	2009	2008	Change	Impact	& Other	Growth
Consulting Services	$514	$566	(9)%	(9)%	(1)%	1%
Outsourcing	94	111	(15)	(12)	1	(4)
Total	$608	$677	(10)%	(10)%	—%	—%

•                  Consulting Services’ commissions, fees and other revenue decreased $27 million or 10% and $52 million or 9% on a quarterly and year-to-date basis, respectively, due to unfavorable foreign currency translation.  Organic revenue declined by 1% for second quarter and there was organic revenue growth of 1% for six months 2009, respectively.  The quarterly decline was driven mainly by declines in our human capital and compensation consulting practices, partially offset by modest growth in health and benefits consulting.  The year-to-date growth was driven by our health and benefits consulting, offset by lower revenue in our compensation consulting practice.

•      Outsourcing revenue decreased $8 million or 14% and $17 million or 15% on a quarterly and year-to-date basis, respectively, due to unfavorable foreign currency translation and a 4% decline in organic revenue for both periods.  The organic revenue decline reflects the previously announced termination of our contract with AT&T, partially offset by modest growth in benefits outsourcing.

Income from Continuing Operations Before Income Taxes

Second quarter 2009 pretax income from continuing operations decreased 5% to $41 million.  However, the pretax margin increased 90 basis points from 12.8% in 2008 to 13.7% in 2009.  The decline in revenue for the quarter was mostly offset by savings related to the 2007 restructuring plan and declines across most expense categories. The small decline in pretax income from continuing operations, despite the 11% decrease in revenue, drove the improved margins.  On a year-to-date basis, 2009 pretax income from continuing operations increased $5 million or 5% to $111 million.  The six month pretax income from continuing operations improvement was principally driven by the $20 million gain from the pension curtailment, along with savings related to the 2007 restructuring plan and declines across most expense categories, which more than offset the 10% decline in revenue.  Higher pretax income from continuing operations, plus lower revenue, drove the increase in pretax margin from 15.6% in 2008 to 18.2% in 2009.

Unallocated Income and Expense

A reconciliation of segment income before income taxes to income from continuing operations before income taxes follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Segment income from continuing operations before income taxes	$251	$277	$649	$583
Unallocated investment income and other revenue	13	17	14	22
Unallocated expenses	(28)	(37)	(55)	(57)
Interest expense	(26)	(31)	(55)	(64)
Income from continuing operations before income taxes	$210	$226	$553	$484

Unallocated investment income and other revenue consists primarily of revenue from our equity ownership in insurance investments and income associated with invested assets not directly required to support the risk and insurance brokerage services and consulting businesses.

Unallocated investment income and other revenue was $13 million for second quarter 2009, a decrease of $4 million from 2008.  For the six month period, unallocated investment income and other revenue was $14 million, a decrease of $8 million from 2008.  For both periods, the decrease was driven by lower investment income, partially offset by revenue associated with our Juniperus/JCHL investment.  The decline in investment income was primarily attributable to lower interest rates and investment balances.

Unallocated expenses include corporate governance costs not allocated to the operating segments, and the costs associated with our ownership of insurance investments. These expenses decreased to $28 million in second quarter 2009 from $37 million last year.  For the six month period, unallocated expenses decreased to $55 million from $57 million in 2008.  For both periods the decline was mainly due to a $5 million gain from the extinguishment of $15 million of junior subordinated debentures and lower compensation related expenses, and was partially offset by additional expense associated with our ownership in insurance investments.

Interest expense, which represents the cost of our worldwide debt obligations, decreased $5 million in the second quarter and $9 million on a year-to-date basis compared to last year, primarily due to lower interest rates and the favorable impact of foreign currency.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operating activities

Cash flows from operating activities were $97 million for the six months ended June 30, 2009 compared to $268 million for the six months ended June 30, 2008. Noncash adjustments totaled $122 million in 2009 and $1.2 billion in 2008, and included the following:

•      Pretax gains from disposal of businesses were $94 million in 2009 and $1.4 billion in 2008. 2009 activity was due principally to the sale of our AIS business, which resulted in an $86 million gain. The sale of our CICA and Sterling businesses resulted in gains totaling $1.4 billion during 2008.

•      Amortization of intangible assets was $45 million in 2009 compared to $25 million in 2008. The increase in amortization reflects the additional intangible assets associated with the merger with Benfield in the fourth quarter of 2008.

•      Stock compensation expense was $95 million in 2009 and $142 million in 2008. The decrease between years was due primarily to an acceleration of expense in 2008 due to modification of stock awards and options in connection with the sale of CICA, a reduction of expense in 2009 related to performance-based incentives and a change in forfeiture estimates related to a system conversion.

Changes in operating assets and liabilities reduced cash by $465 million for the six months ended June 30, 2009, but increased cash by $125 million for the six months ended June 30, 2008.

•      In our Risk and Insurance Brokerage Services segment, we typically hold funds on behalf of clients as a result of premiums received from clients and claims due to clients that are in transit to insurers. These funds held on behalf of clients are generally invested in interest bearing premium trust accounts and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers. Aon earns interest in these accounts; however, the principal is segregated and not available for general operating expenses. During 2009, the net change in the premium trust accounts was $113 million, while in 2008, the net change was $300 million.

•      Net receivables reflect changes in brokerage commission and fees, consulting work in progress, premium finance notes and other items, representing an increase in operating cash flow of $138 million and $43 million for 2009 and 2008, respectively. These types of receivables fluctuate based on when invoices are billed and cash collected.

•      Reductions in accounts payable and accrued liabilities negatively impacted operating cash flows by $305 million and $350 million for 2009 and 2008, respectively, primarily reflecting the payment of incentive compensation to our employees in the first quarter of both years.

•      Cash contributions to our major defined pension plans exceeded pension expense by $242 million in 2009. The large cash contributions are primarily driven by new funding agreements for our U.K. pension plans, completed during second quarter 2009. Pension contributions for 2009 and 2008 were $298 million and $104 million, respectively. In 2009, we plan to contribute $419 million in total to our major defined pension plans.

•      Other assets and liabilities used $166 million in 2009, while contributing $166 million in 2008. The difference between years was driven by a significant tax expense recognized in the first half of 2008 from the sale of CICA and Sterling, where the tax payment was not made until later in the year, as well as an advance payment associated with a sponsorship agreement in 2009.

Cash flows from investing activities

Cash provided by investing activities was $47 million for 2009, compared to $1.1 billion in 2008. In 2009, we received $138 million in cash from the sale of operations, which was primarily our AIS subsidiary. In 2008, the sale of our CICA and Sterling businesses generated substantially all of the $2.9 billion of proceeds from the sale of operations. We spent $40 million in 2009 for acquisitions, which were primarily for international retail businesses. In 2008, net purchases of investments were $1.7 billion, principally reflecting the investment from the proceeds of the CICA and Sterling sales.

Cash flows from financing activities

Our financing activities used $150 million of cash in 2009. Treasury stock transactions-net reflects the purchase of $125 million of treasury shares, less the proceeds from the exercise of stock options. We used a net $31 million to pay down our outstanding debt. Cash dividends to shareholders used $83 million. In 2008, we used $1.5 billion for financing activities. This was primarily composed of $1.5 billion of share repurchase activity, less the proceeds from the exercise of stock options, the net repayment of debt of $165 million, and dividends of $89 million.

Financial Condition

Since year-end 2008, net assets, representing total assets minus total liabilities, increased $593 million to $6.0 billion. Working capital, excluding assets and liabilities held-for-sale, decreased $681 million to $951 million, due primarily to an increase in short-term debt, partially offset by lower accounts payable and accrued liabilities.

•      Short-term debt increased $576 million due to the reclassification of the Euro credit facility balance of $677 million from long-term debt in the second quarter of 2009.  This reclassification was done in anticipation of paying the balance with the proceeds from the issuance of €500 million, 6.25% senior unsecured debentures due July 1, 2014, which were issued on July 1, 2009.  The Euro Credit facility balance was repaid in July 2009.  This increase was partially offset by the payment of $100 million in debt related to a VIE for which we were the primary beneficiary.

•      Accounts payable and accrued liabilities decreased $168 million due primarily to the payment of incentive compensation in the first quarter.

•      Goodwill increased $246 million due principally to the impact of foreign currency translation.

•      Long-term debt decreased by $623 million, principally reflecting the reclassification of our Euro facility balance to short-term debt.

•      Pension and other post employment liabilities declined $391 million, driven by a remeasurement of the U.S. defined benefit pension plan as of January 31, 2009, as well as contributions made to our various plans during the first six months of 2009.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, and foreign currency movements. Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.

In our condensed consolidated statements of financial position, the amount we report for fiduciary assets and fiduciary liabilities are equal.  Our fiduciary assets include cash and investments of $3.7 billion and $3.2 billion at June 30, 2009 and December 31, 2008, respectively, and fiduciary receivables of $8.6 billion and $7.5 billion at June 30, 2009 and December 31, 2008, respectively.

As disclosed in Note 15 to our condensed consolidated financial statements, the majority of our investments carried at fair value are money market funds whose fair values are categorized as Level 2. Money market funds are carried at cost as an approximation of fair value. Based on market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We do not believe that there are any market liquidity issues affecting the fair value of these investments.

As of June 30, 2009, our investments in money market funds and highly liquid debt securities had a fair value of $2.7 billion and are classified as cash equivalents, short-term investments or fiduciary assets in the consolidated statements of financial condition depending on their nature and initial maturity.

The following table summarizes our fiduciary assets and non-fiduciary cash and investments as of June 30, 2009 (in millions):

	Balance Sheet Classification
	Cash and Cash	Short-term	Fiduciary
Asset Type	Equivalents	Investments	Assets	Investments	Total
Certificates of deposit, bank deposits or time deposits	$492	$—	$1,630	$—	$2,122

Money market funds	—	578	1,968	—	2,546

Highly liquid debt securities	45	—	96	—	141

Other investments	—	2	—	296	298
Cash and investments	537	580	3,694	296	5,107

Fiduciary receivables	—	—	8,629	—	8,629

Total	$537	$580	$12,323	$296	$13,736

We did not hold any investments categorized as Level 1 during 2009.

Our investments categorized as Level 3 are valued using internally developed models with unobservable inputs and represent a small portion of our portfolio.

Borrowings

Total debt at June 30, 2009 was $1,930 million, a decrease of $47 million from December 31, 2008, reflecting lower foreign borrowings as well as a redemption and cancellation of a portion of our 8.205% Debentures (see below), partially offset by the impact of foreign exchange rates.  Our total debt as a percentage of total capital was 24.3% and 26.7% at June 30, 2009 and December 31, 2008, respectively.

In 1997, we created Aon Capital A, a wholly-owned statutory business trust (“Trust”), for the purpose of issuing mandatorily redeemable preferred capital securities (“Capital Securities.’“). We received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) to Aon Capital A. These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors. We determined that we were not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt.

During the first half of 2009, we repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain reflected in other (income) expense in the condensed consolidated statement of income.

To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, we dissolved the Trust effective June 25, 2009. This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures. Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by us was exchanged for $24 million of Debentures, which were then cancelled.

Following these actions, $687 million of Debentures remain outstanding as of June 30, 2009. The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at our option upon the occurrence of certain events.

At June 30, 2009, we had a $600 million U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.  At June 30, 2009, we have issued $20 million in letters of credit.

We also have foreign credit facilities available.  At June 30, 2009, we had available to us:

•      a five-year €650 million ($914 million at June 30, 2009 exchange rates) multi-currency facility of which $677 million was outstanding at June 30, 2009.  See Note 10 to the consolidated financial statements in our 2008 Form 10-K for further discussion of both the U.S. and Euro facilities, and

•      a 364-day €25 million ($35 million) facility.

On July 1, 2009, one of our indirectly wholly-owned subsidiaries issued €500 million ($703 million at June 30, 2009 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014.  The principal and interest on the debentures is unconditionally and irrevocable guaranteed by us.  Most of the net proceeds from the offering were used to repay our $677 million outstanding indebtedness under our Euro credit facility.

The major rating agencies’ ratings of our debt at August 6, 2009 appear in the table below.

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

Equity

Equity increased $593 million from December 31, 2008 to $6,008 million, driven primarily by our 2009 net income of $440 million and a decrease in our accumulated other comprehensive loss, partially offset by share repurchases of $125 million in the second quarter of 2009.

Accumulated other comprehensive loss attributable to our stockholders decreased $208 million since December 31, 2008.  Compared to year end 2008:

•      net foreign currency translation increased by $139 million attributable to the weakening of the U.S. dollar against foreign currencies,

•      net unrealized investment gains declined $9 million,

•      net derivative gains increased $18 million, and

•      our net post-retirement benefit obligation decreased by $60 million, reflecting a remeasurement of the U.S. qualified defined benefit plan associated with the decision to cease crediting future benefits relating to salary and service period.

Variable Interest Entities

Globe Re Limited (“Globe Re”) is a limited-life reinsurance vehicle. In June 2008, Globe Re entered into a reinsurance agreement with a third party reinsurance company, whereby Globe Re provides reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by the third party.  The reinsurance coverage is for a one-year period, which ended June 1, 2009. Globe Re is deemed to be a VIE since the equity investors at risk lack a controlling financial interest.  Aon owns an 85% equity economic interest in Globe Re, is deemed to be the primary beneficiary and consolidates Globe Re. In connection with the winding up of its operations, during June 2009 Globe Re repaid its $100 million of short-term debt from available cash.  In early July 2009, Aon’s equity investment in Globe Re was repaid.  Globe Re will be fully liquidated in third quarter 2009.  At June 30, 2009, Globe Re had assets of $56 million and liabilities of $2 million.

Juniperus Insurance Opportunity Fund Limited (“Juniperus”), a VIE, is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks. In 2008, a subsidiary of Aon acquired a 76% equity interest in the Juniperus’ Class A shares.  The equity interest has been reduced to 40% at June 30, 2009.  Also in 2008, Juniperus Capital Holdings Limited (“JCHL”) was formed to provide investment management and related services to Juniperus.  Aon currently has 73% of the economic and voting interest of JCHL.  Based on Aon’s interest in Juniperus, it is subject to a majority of the expected residual returns and losses.  Similarly, Aon’s equity and economic interest in JCHL would cause it to absorb a majority of JCHL’s expected losses.  Therefore, Aon is considered the primary beneficiary of both companies, and as such these entities have been consolidated.  At June 30, 2009, Juniperus and JCHL together had assets of $175 million and liabilities of $35 million.  For Juniperus, if a disaster such as wind, earthquakes or other named catastrophe occurs, we could lose some or all of our investment, which is approximately $63 million at June 30, 2009.  Our investment represents a $58 million equity investment and a $5 million loan.

Restructuring Initiatives

Aon Benfield Restructuring Plan

In 2008, we announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our merger with Benfield.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 500 to 700 job eliminations.   As of June 30, 2009, approximately 400 jobs have been eliminated under the Plan.  Additionally, duplicate space and assets will be abandoned.  We recorded $21 million and $30 million of restructuring and related expenses in the second quarter and six months 2009, respectively. We estimate that this plan will result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded in conjunction with the Benfield merger and is included as part of the Benfield purchase price allocation, and $81 million of which will result in charges to earnings.  All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Charges related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring activities and related expenses to affect continuing operations into 2011.

The restructuring plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $33-41 million in 2009, $84-94 million in 2010 and $122 million in 2011.  We realized approximately $10 million and $14 million of cost savings in the second quarter and six months of 2009, respectively.  All of the components of the restructuring plan are not finalized and actual savings, total costs and timing may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and to foreign exchange rates.

The following is a summary of the restructuring and related expenses by type and estimated to be incurred through the end of the restructuring initiative related to the merger and integration of Benfield (in millions):

	Actual
	Purchase Price Allocation	Second Quarter 2009	Six Months 2009	Total to Date	Estmated Total Cost for Restructuring Period (1)
Workforce reduction	$74	$17	$25	$99	$126
Lease consolidation	28	4	4	32	48
Asset impairments	—	—	1	1	8
Other costs associated with restructuring (2)	2	—	—	2	3
Total restructuring and related expenses	$104	$21	$30	$134	$185

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

(2)   Other costs associated with restructuring initiatives, including moving costs, consulting fees and legal fees, are recognized when incurred.

2007 Restructuring Plan

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The three-year plan has evolved as new opportunities have been identified and existing initiatives have been finalized. We estimate that the 2007 Plan will result in cumulative pretax charges totaling approximately $550 million. Expenses will include workforce reduction and lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. To date, we have recorded approximately $405 million of restructuring and related expenses, with $74 million and $53 million recorded in the second quarter of 2009 and 2008, respectively and $108 million and $113 million recorded in six months 2009 and 2008, respectively.  We expect the remaining restructuring and related expenses to affect operations through the end of 2009.  We realized approximately $52 million and $93 million of cost savings in the second quarter and six months 2009, respectively.  We anticipate that these initiatives will lead to annualized cost-savings, before any potential reinvestment of savings, of approximately $240-$265 million in 2009, and $370 million by 2010.  However, there can be no assurances that we will achieve the targeted savings.

The 2007 Plan includes an estimated 3,900 job eliminations.  Through June 30, 2009, approximately 2,300 job eliminations have occurred.  We also expect to close or consolidate several offices resulting in sublease losses or lease buy-outs.  Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income.

The following table summarizes the 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative (in millions):

	Actual
	2007	2008	Second Quarter 2009	Six Months 2009	Total Incurred to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$17	$166	$43	$70	$253	$330
Lease consolidation	22	38	22	27	87	134
Asset impairments	4	18	4	4	26	40
Other costs associated with restructuring (2)	3	29	5	7	39	46
Total restructuring and related expenses	$46	$251	$74	$108	$405	$550

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

(2)   Other costs associated with restructuring initiatives, including moving costs, consulting fees and legal fees, are recognized when incurred.

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

The following table summarizes actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment (in millions):

	Actual
	2007	2008	Second Quarter 2009	Six Months 2009	Total Incurred to Date	Estimated Total Cost for Restructuring Period
Risk and Insurance Brokerage Services	$41	$234	$71	$102	$377	$504
Consulting	5	17	3	6	28	46
Total restructuring and related expenses	$46	$251	$74	$108	$405	$550

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

Aon and its subsidiaries:

•      have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties,

•      accrue amounts in our consolidated financial statements for these letters of credit to the extent they are probable and estimable, and

•      use SPEs and QSPEs, also known as special purpose vehicles, in some of our operations, following the relevant accounting guidance.

Reinsurance Guarantee

In connection with the AWG transaction, we issued an indemnification that protects the purchaser from credit exposure relating to the property and casualty reserves that have been reinsured.  These reinsurance recoverables amount to $597 million at June 30, 2009.  Trust balances and letters of credit offsetting these reinsurance recoverables total approximately $118 million.  At both June 30, 2009 and December 31, 2008, we had recorded a $9 million liability, reflecting the fair value of this indemnification.

The liability represents the present value of the indemnification on the credit risk of the reinsurers.  With the sale of the remaining P&C insurance underwriting operations, which we expect to be completed in the third quarter of 2009, the buyer will assume the indemnification with respect to reinsurance recoverables.

Premium Financing Operations

Some of our U.S., U.K., Canadian, and Australian subsidiaries have originated short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then have sold these premium finance agreements in securitization transactions that meet the criteria for sale accounting.  In December 2008, we signed a definitive agreement to sell our U.S. operations of the premium finance business (Cananwill).  In connection with our sale of the U.S. premium finance business, we have guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at June 30, 2009, was $170 million, if losses exceed the historical credit loss reserve for the business.  Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender’s right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier.  We do not expect to incur any significant losses related to this guarantee.  This disposition was completed in February 2009.

In the U.K., premium finance agreements have been sold to special purpose entities (“SPEs”), which are considered QSPEs. The QSPEs fund their purchases of premium finance agreements by selling undivided beneficial interests in the agreements to Bank SPEs. In Canada and Australia, undivided interests in the premium finance agreements have been sold directly to Bank SPEs.  The Bank SPEs are variable interest entities.

The QSPEs used in the U.K. are not consolidated in our financial statements because the criteria for sale accounting have been met.

For the Canadian and Australian sales, we determined that non-consolidation of the Bank SPEs is appropriate because we are not their primary beneficiary.

Our variable interest in the Bank SPEs in these jurisdictions is limited to our retained interests in premium finance agreements sold to the Bank SPEs.  We review all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of our accounting.

The total amount that can be advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by the sale agreements, the limit was $267 million at June 30, 2009.  The outstanding balance of sold portfolio at June 30, 2009 was $247 million, and the Bank SPEs had advanced $194 million. The outstanding balance of sold portfolios at December 31, 2008 was $1.1 billion, and the Bank SPEs had advanced $981 million.

We record gains on the sale of premium finance agreements.  When we calculate the gain, we include all costs we expect to incur for the relevant Bank SPEs.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $8 million and $15 million for the three months ended June 30, 2009 and 2008, respectively, and $14 million and $32 million for the six months ended June 30, 2009 and 2008, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by us (and other sellers) as required by the sales agreements.  The over-collateralization of our sold receivables represents our maximum exposure to credit-related losses, and was approximately $61 million at June 30, 2009.  We continually review our retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjust its carrying value accordingly.

With the exception of our Australian sales agreements, all of our other sales agreements require us to meet the following covenants:

•                  consolidated net worth, as defined, of at least $2.5 billion,

•                  consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated net interest of at least 4 to 1, and

•                  consolidated indebtedness to consolidated EBITDA of no more than 3 to 1.

We renewed the Canadian and U.K. sales agreements in the fourth quarter of 2008 and the Australian sales agreement in the second quarter of 2009.  The current environment in the credit markets influenced the renewal process, the renewed terms are more restrictive, and the over-collateralization requirements were increased.

In June and July of 2009, we entered into agreements with third parties with respect to our premium finance businesses in the U.K., Canada and Australia (collectively, the “Cananwill International Agreements”).  As a result of the Cananwill International Agreements the third parties will begin originating, financing and servicing premium finance loans generated by referrals from our brokerage operations.  We expect to cease financing and servicing premium finance loans by the end of the fourth quarter of 2009.  The third parties did not acquire the existing portfolio of our premium finance loans, as such we did not extend any guarantees under these agreements.

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

As part of this transaction, we are required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  Commitments of $1 million were funded by us in the second quarter and six months of 2009.  As of June 30, 2009, unfunded commitments amounted to $41 million.  These commitments have specific expiration dates, and the general partners may decide not to draw on these commitments.

We received $1 million in income distributions from our preferred investment in PEPS I in the second quarter 2009.  We did not receive any income distributions in second quarter 2008.  We received $1 million and $2 million in distributions in the first six months of 2009 and 2008, respectively.  Any distributions are included in investment income.  Whether we receive additional preferred returns will depend on the performance of the LP interests underlying PEPS I, which we expect to vary from period to period.  We do not control the timing of the distributions.

We derive the estimated fair value of our $91 million preferred stock investments in PEPS I primarily from valuations received from the general partners of the LP interests held by PEPS I.

Contractual Obligations

During the quarter ended June 30, 2009, we entered into a sponsorship agreement and various information technology contracts. The timing of payments under these obligations is:

•	remainder of 2009	– $4 million
•	2010-2011	– $56 million
•	2012-2013	– $51 million
•	2014 and beyond	– $4 million

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include restructuring, pensions, contingencies, intangible assets, share-based payments, income taxes and policy liabilities, as discussed in our 2008 Annual Report on Form 10-K.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At June 30, 2009, we have hedged approximately 52% and 33% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Second quarter and six months 2009 diluted earnings per share were negatively impacted by $0.03 and $0.05, respectively, related to translation losses.

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

Changes in internal control over financial reporting.  In November, 2008, the Company acquired Benfield Group Limited and its subsidiaries (“Benfield”).  As a result, we have expanded our internal controls over financial reporting to include the Benfield operations. Integration of Benfield’s operations, along with the related internal controls, into Aon’s organization is expected to continue throughout 2009 and 2010.  Future material changes to internal controls, if applicable, will be disclosed in accordance with SEC requirements.  Other than the changes above, no other changes in Aon’s internal control over financial reporting occurred during second quarter 2009 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 17 (Contingencies) to the condensed consolidated financial statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
4/1/09 – 4/30/09	—	$—	—	$854,412,169
5/1/09 – 5/31/09	3,432,855	36.39	3,432,855	$729,501,374
6/1/09 – 6/30/09	—	—	—	$729,501,374
Total	3,432,855	$36.39	3,432,855

(1)          Does not include commissions paid to repurchase shares.

(2)          In fourth quarter 2007, the Company announced that its Board of Directors had increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through June 30, 2009, the Company has repurchased 94.2 million shares of common stock at an average price (excluding commissions) of $41.08 per share for an aggregate purchase price of $3.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $730 million, with no termination date.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The 2009 Annual Meeting of Stockholders of the Registrant was held on May 15, 2009 (the “Annual Meeting”).

(b)	See Item 4(c) below.

(c)

At the Annual Meeting, Aon’s stockholders voted on the following matters: the election of fourteen directors to serve until the 2010 Annual Meeting of Stockholders, and the ratification of the appointment of Aon’s independent registered public accounting firm for 2009. The voting results were as follows:

(i)             In the election of directors, votes were cast relative to the election of directors as follows:

Name	For	Against	Abstain
Lester B. Knight	210,897,891	10,357,585	757,657
Gregory C. Case	217,542,019	4,216,239	254,875
Fulvio Conti	217,132,652	4,601,859	278,622
Edgar D. Jannotta	208,503,360	12,666,051	843,722
Jan Kalff	218,527,283	3,217,773	268,077
J. Michael Losh	205,232,081	16,200,998	580,054
R. Eden Martin	186,301,616	34,839,734	871,783
Andrew J. McKenna	207,608,347	13,924,273	480,513
Robert S. Morrison	217,180,695	4,383,742	448,696
Richard B. Myers	216,239,564	5,133,004	640,565
Richard C. Notebaert	216,195,187	5,510,236	307,710
John W. Rogers, Jr.	192,017,045	29,520,760	475,328
Gloria Santona	210,567,253	10,643,901	801,979
Carolyn Y. Woo	216,135,496	5,575,903	301,734

(ii)          The proposal to ratify the appointment of Ernst & Young LLP as Aon’s independent registered public accounting firm for the 2009 fiscal year was approved by the following vote:

For	Against	Abstain
216,147,638	5,510,126	355,369

ITEM 6.	EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

August 7, 2009	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

AON CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit

10.1 #	Thirteenth Amendment to the 2002 Restatement of Aon Savings Plan

10.2 #	Amended and Restated Employment Agreement between Aon Corporation and Ted T. Devine, dated as of June 10, 2009

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges

12.2	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code

101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
	101.INS	XBRL Report Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Calculation Linkbase Document
	101.LAB	XBRL Taxonomy Calculation Linkbase Document
	101.PRE	XBRL Taxonomy Presentation Linkbase Document
	101.DEF	XBRL Taxonomy Definition Linkbase Document

#            Indicates a management contract or compensatory plan or arrangement.