Form 10-Q
period 2009-09-30
AON CORP
filed 2009-11-03
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

Number of shares of common stock, $1.00 par value, outstanding as of September 30, 2009:  273,922,587

Part I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008

Revenue
Commissions, fees and other	$1,780	$1,756	$5,466	$5,493
Investment income	28	90	81	214
Total revenue	1,808	1,846	5,547	5,707

Expenses
Compensation and benefits	1,119	1,131	3,267	3,428
Other general expenses	424	419	1,287	1,333
Depreciation and amortization	56	49	174	157
Total operating expenses	1,599	1,599	4,728	4,918
	209	247	819	789

Interest expense	32	32	87	96
Other (income) expense	(1)	(3)	1	(9)

Income from continuing operations before income taxes	178	218	731	702
Income taxes	47	59	212	192
Income from continuing operations	131	159	519	510

Income (loss) from discontinued operations before income taxes	—	(57)	93	1,440
Income taxes	(3)	(19)	38	470
Income (loss) from discontinued operations	3	(38)	55	970

Net income	134	121	574	1,480
Less: Net income attributable to noncontrolling interests	14	4	25	12
Net income attributable to Aon stockholders	$120	$117	$549	$1,468

Net income attributable to Aon stockholders
Income from continuing operations	$117	$155	$494	$498
Income (loss) from discontinued operations	3	(38)	55	970
Net income	$120	$117	$549	$1,468

Basic net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.41	$0.55	$1.74	$1.68
Discontinued operations	0.01	(0.13)	0.19	3.26
Net income	$0.42	$0.42	$1.93	$4.94

Diluted net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.40	$0.53	$1.69	$1.61
Discontinued operations	0.01	(0.13)	0.19	3.14
Net income	$0.41	$0.40	$1.88	$4.75

Dividends paid per share	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding - basic	283.8	281.7	284.5	296.9

Weighted average common shares outstanding - diluted	292.1	293.9	292.2	308.9

See the accompanying notes to the condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

(millions)	Sept. 30, 2009	Dec. 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$580	$582
Short-term investments	602	684
Receivables	1,844	1,990
Fiduciary assets	9,551	10,678
Other current assets	349	355
Assets held for sale	—	237
Total Current Assets	12,926	14,526
Goodwill	5,957	5,637
Other intangible assets, net	763	779
Fixed assets, net	453	451
Investments	297	332
Other non-current assets	1,245	1,215
TOTAL ASSETS	$21,641	$22,940

LIABILITIES
CURRENT LIABILITIES:
Fiduciary liabilities	$9,551	$10,678
Short-term debt	12	105
Accounts payable and accrued liabilities	1,377	1,560
Other current liabilities	277	314
Liabilities held for sale	—	146
Total Current Liabilities	11,217	12,803
Long-term debt	1,998	1,872
Pension and other post employment liabilities	1,245	1,694
Other non-current liabilities	1,051	1,156
TOTAL LIABILITIES	15,511	17,525

EQUITY
AON STOCKHOLDERS’ EQUITY:
Common stock-$1 par value
Authorized: 750 shares (issued: 9/30/09 - 362.7; 12/31/08 - 361.7)	363	362
Additional paid-in capital	3,166	3,220
Retained earnings	7,189	6,816
Treasury stock at cost (shares: 9/30/09 - 88.7; 12/31/08 - 89.9)	(3,556)	(3,626)
Accumulated other comprehensive loss	(1,172)	(1,462)
TOTAL AON STOCKHOLDERS’ EQUITY	5,990	5,310
Noncontrolling interests	140	105
TOTAL EQUITY	6,130	5,415
TOTAL LIABILITIES AND EQUITY	$21,641	$22,940

See the accompanying notes to the condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at January 1, 2009	361.7	$3,582	$6,816	$(3,626)	$(1,462)	$105	$5,415
Net income	—	—	549	—	—	25	574
Shares issued - employee benefit plans	1.0	96	—	—	—	—	96
Shares purchased	—	—	—	(250)	—	—	(250)
Shares reissued - employee benefit plans	—	(320)	(52)	320	—	—	(52)
Tax benefit - employee benefit plans	—	24	—	—	—	—	24
Stock compensation expense	—	152	—	—	—	—	152
Dividends to stockholders	—	—	(124)	—	—	—	(124)
Change in net derivative gains/losses	—	—	—	—	6	—	6
Change in net unrealized investment gains/losses	—	—	—	—	(10)	—	(10)
Net foreign currency translation adjustments	—	—	—	—	223	4	227
Net post-retirement benefit obligation	—	—	—	—	71	—	71
Purchase of subsidiary shares from noncontrolling interests	—	(5)	—	—	—	(3)	(8)
Capital contribution by noncontrolling interests	—	—	—	—	—	35	35
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(26)	(26)
Balance at September 30, 2009	362.7	$3,529	$7,189	$(3,556)	$(1,172)	$140	$6,130

See accompanying notes to condensed consolidated financial statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
(millions)	2009	2008

Cash Flows from Operating Activities:
Net income	$574	$1,480
Adjustments to reconcile net income to cash provided by operating activities:
Gain from disposal of operations	(97)	(1,403)
Depreciation and amortization of fixed assets	105	117
Amortization of intangible assets	69	40
Stock compensation expense	152	194
Deferred income taxes	81	(68)
Change in assets and liabilities:
Change in funds held on behalf of brokerage and consulting clients	46	50
Net receivables	218	111
Accounts payable and accrued liabilities	(399)	(357)
Restructuring reserves	16	47
Pension and other post employment liabilities	(284)	(86)
Other assets and liabilities	(300)	(88)
Cash Provided by Operating Activities	181	37

Cash Flows from Investing Activities:
Sales of long-term investments	21	270
Purchase of long-term investments	(17)	(281)
Sales (purchases) of short-term investments, net	61	(761)
Acquisition of businesses, net of cash acquired	(55)	(85)
Proceeds from sale of businesses	139	2,803
Capital expenditures	(86)	(80)
Cash Provided by Investing Activities	63	1,866

Cash Flows from Financing Activities:
Issuance of common stock	50	42
Treasury stock transactions - net	(158)	(1,773)
Short-term repayments, net	(370)	(232)
Issuance of long-term debt	683	364
Repayments of long-term debt	(339)	(297)
Cash dividends to stockholders	(124)	(130)
Cash Used for Financing Activities	(258)	(2,026)

Effect of Exchange Rate Changes on Cash	12	17
Net Decrease in Cash and Cash Equivalents	(2)	(106)
Cash and Cash Equivalents at Beginning of Period	582	584
Cash and Cash Equivalents at End of Period	$580	$478

Supplemental disclosures:
Interest paid	$84	$96
Income taxes paid, net of refunds	165	638

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2009. Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2009 presentation. In addition, due to the adoption of new principles regarding noncontrolling interests and participating securities, certain amounts in prior period financial statements and related notes have been restated to conform with the requirements of these new principles.

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

Management has reviewed all material subsequent events through November 3, 2009, the date the financial statements were issued, to determine whether any event required either recognition or disclosure in the financial statements.

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

The revised principle related to noncontrolling interests establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The revised principle clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the consolidated statements of financial position. The revised principle requires retrospective adjustments, for all periods presented, of stockholders’ equity and net income for noncontrolling interests. In addition to these financial reporting changes, the revised principle provides for significant changes in accounting related to changes in ownership of noncontrolling interests. Changes in Aon’s controlling financial interests in consolidated subsidiaries that do not result in a loss of control are accounted for as equity transactions similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary result in loss of control and deconsolidation, any retained ownership interests are remeasured at fair value with the gain or loss reported in net income. In previous periods, noncontrolling interests for operating subsidiaries were reported in other general expenses in the condensed consolidated statements of income. Prior period amounts have been restated to conform to the current year’s presentation.

The principal effect on the prior years’ balance sheets related to the adoption of the new guidance related to noncontrolling interests is summarized as follows (in millions):

	December 31,
	2008	2007
Equity, as previously reported	$5,310	$6,221
Increase for reclassification of non-controlling interests	105	40
Equity, as adjusted	$5,415	$6,261

The revised principle also requires that net income be adjusted to include the net income attributable to the noncontrolling interests and a new separate caption for net income attributable to Aon stockholders be presented in the consolidated statements of income. The adoption of this new guidance increased net income by $16 million, $13 million and $10 million for 2008, 2007 and 2006, respectively. Net income attributable to Aon stockholders equals net income as previously reported prior to the adoption of the new guidance.

On January 1, 2009, Aon adopted a new principle which supplements current disclosure requirements for derivative instruments and hedging activities, under which Aon is required to provide enhanced qualitative and quantitative information. See Note 12 for these disclosures.

Effective January 1, 2009, the Company adopted additional guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore should be included in computing basic and diluted earnings per share using the two class method. Certain of Aon’s restricted stock awards allow the holder to receive a non-forfeitable dividend equivalent. See Note 9 for further discussion of the effect of adopting this new guidance on the Company’s financial statements.

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

Aon adopted the following fair value guidance effective April 1, 2009:

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

The adoption of the preceding guidance did not have a material impact on the Company’s financial statements. See Note 15 for the disclosure regarding interim reporting of the carrying and fair value of Aon’s long-term debt.

Recent Accounting Pronouncements

In December 2008, the FASB issued an amendment to current principles regarding employers’ disclosures about pensions and other postretirement benefits. These changes provide guidance as to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This amendment requires pension and other postretirement plan disclosures be expanded to include investment allocation decisions, the fair value of each major category of plan assets based on the nature and risks of assets in the plans, and inputs and valuation techniques used to develop fair value measurements of plan assets. The Company is currently evaluating this amendment to determine any additional disclosures required in the 2009 annual report.

In June 2009, the FASB issued guidance amending current principles related to the transfers of financial assets and variable interest entities (“VIEs”). This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”), creates more stringent conditions for reporting the transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. Former QSPEs will be evaluated for consolidation based on the updated VIE guidance. There are also changes to the approach a company must take in determining a VIE’s primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. Additional year-end and interim period disclosures will also be required. These changes will be effective for Aon beginning in the first quarter of 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In September 2009, the FASB issued guidance updating current principles related to revenue recognition when there are multiple-element arrangements. This revised guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. The guidance also expands the disclosures required for multiple-element revenue arrangements. These changes will be effective for Aon beginning in the first quarter of 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date. Early adoption is permitted. The

Company is currently evaluating this guidance to determine what impact, if any, it will have on its consolidated financial statements.

3.             Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2009 and December 31, 2008 included restricted balances of $99 million and $194 million, respectively. Restricted balances are held in trust for the benefit of reinsurance contract holders.

4.             Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2009 are as follows (in millions):

	Risk and Insurance Brokerage Services	Consulting	Total
Balance as of December 31, 2008	$5,259	$378	$5,637
Goodwill acquired	40	—	40
Benfield adjustments	15	—	15
Goodwill related to disposals	(13)	—	(13)
Foreign currency revaluation	273	5	278
Balance as of September 30, 2009	$5,574	$383	$5,957

The Company is in the process of finalizing the Benfield purchase price allocation.  Therefore, the final goodwill to be recorded is still subject to refinement.  This process will be finalized in the fourth quarter 2009.  During the third quarter, the Company updated its allocation to reflect the impact of changes in actual employee severance costs compared to original estimates and the resolution of certain tax matters.

Other intangible assets by asset category are as follows (in millions):

	September 30, 2009		December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$134	$—	$128	$—
Customer Related and Contract Based	703	222	697	180
Marketing, Technology and Other	386	238	331	197
	$1,223	$460	$1,156	$377

Amortization expense on intangible assets was $24 million and $69 million for the three and nine months ended September 30, 2009, respectively. Amortization expense was $15 million and $40 million for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, the estimated amortization for intangible assets is as follows (in millions):

Remainder of 2009	$28
2010	99
2011	93
2012	82
2013	73
Thereafter	254
Total	$629

5.             Disposal of Operations

Continuing Operations

In December 2008, Aon signed a definitive agreement to sell the U.S. operation of the premium finance business of Cananwill, Inc. (“Cananwill”). This disposition was completed in February 2009. Cananwill’s results are included in the Risk and Insurance Brokerage Services segment. A pretax loss totaling $7 million was recognized, of which $2 million was recorded in first quarter 2009 and $5 million in fourth quarter 2008. This disposal did not meet the criteria for discontinued operations reporting. Aon may receive up to $10 million from the buyer over the next two years based on the volume of insurance premiums and related obligations financed by the buyer over this period that are generated by certain of Cananwill’s producers.

Discontinued Operations

Property and Casualty Operations

In January 2009, the Company signed a definitive agreement to sell FFG Insurance Company (“FFG”), Atlanta International Insurance Company (“AIIC”) and Citadel Insurance Company (“Citadel”) (together the “P&C operations”). FFG and Citadel are property and casualty insurance operations that were in runoff. AIIC is a property and casualty insurance operation that was previously reported in discontinued operations. The sale was completed in August 2009. A pretax loss totaling $194 million was recognized, of which $3 million was recorded in third quarter 2009 and $191 million in fourth quarter 2008. As part of the sale, the purchaser also assumed an indemnification in respect of certain reinsured property and casualty balances. The fair value of this indemnification was $9 million at June 30, 2009.

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

The operating results of all businesses classified as discontinued operations are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
CICA and Sterling	$—	$—	$—	$677
AIS	—	23	—	71
P&C Operations	—	1	2	4
	$—	$24	$2	$752

Income (loss) before income taxes:
Operations:
CICA and Sterling	$—	$—	$—	$66
AIS	—	(22)	—	(13)
P&C Operations	(1)	(2)	4	(5)
Other	—	—	—	(1)
	(1)	(24)	4	47
Gain (loss) on sale	1	(33)	89	1,393
	$—	$(57)	$93	$1,440

Net income (loss):
Operations	$—	$(16)	$3	$23
Gain (loss) on sale	3	(22)	52	947
	$3	$(38)	$55	$970

The assets and liabilities reported as held-for-sale were as follows (in millions):

	September 30, 2009	December 31, 2008
Assets:
Investments:
Fixed maturities	$—	$104
All other investments	—	68
Receivables	—	24
Property and equipment and other assets	—	41
Total assets	$—	$237

Liabilities:
Policy liabilities:
Policy and contract claims	$—	$122
Unearned premium reserves and other	—	5
All other liabilities	—	19
Total liabilities	$—	$146

Equity:
Invested equity	$—	$87
Net unrealized investment gains	—	4
Total equity	$—	$91

6.             Restructuring

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its merger with Benfield in 2008. The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 700 job eliminations. Additionally, duplicate space and assets will be abandoned. The Company originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million which was expected to result in future charges to earnings. The company currently estimates the Plan will result in cumulative costs totaling approximately $155 million.

As of September 30, 2009, approximately 450 jobs have been eliminated under this Plan. The Company has recorded $15 million and $45 million of restructuring and related charges in the third quarter and nine months of 2009, respectively. Total payments of $60 million have been made under this Plan to date. Additionally, in the third quarter 2009, the Company reduced an accrual recorded as part of the Benfield purchase price allocation by $27 million to reflect actual severance costs being lower than originally estimated.

All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment. Charges related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income. The Company expects these restructuring activities and related expenses to affect continuing operations into 2011.

The following summarizes the restructuring and related costs by type and estimated to be incurred through the end of the restructuring initiative related to the merger and integration of Benfield (in millions):

	Actual
	Purchase Price Allocation	Third Quarter 2009	Nine Months 2009	Total to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$51	$6	$31	$82	$97
Lease consolidation	24	7	11	35	47
Asset impairments	—	1	2	2	8
Other costs associated with restructuring (2)	2	1	1	3	3
Total restructuring and related expenses	$77	$15	$45	$122	$155

(1)          Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions likely to change when plans are finalized and approved, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)        Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”). The 2007 Plan includes an estimated 4,100 job eliminations. As of September 30, 2009, approximately 2,700 positions have been eliminated. The Company has closed or consolidated several offices resulting in sublease losses or lease buy-outs. The Company currently estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $700 million. Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in compensation and benefits, other general expenses and depreciation and amortization in the accompanying condensed consolidated statements of income. The Company expects the restructuring and related expenses to affect continuing operations through the first half of 2010.

Below is a summary of the 2007 Plan restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative (in millions):

	Actual					Estimated
	2007	2008	Third Quarter 2009	Nine Months 2009	Total Incurred to Date	Total Cost for Restructuring Period (1)
Workforce reduction	$17	$166	$48	$118	$301	$470
Lease consolidation	22	38	29	56	116	145
Asset impairments	4	18	3	7	29	38
Other costs associated with restructuring (2)	3	29	4	11	43	47
Total restructuring and related expenses	$46	$251	$84	$192	$489	$700

(1)          Actual costs, when incurred, will vary due to changes in the assumptions built into this plan.  Significant assumptions likely to change when plans are approved include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)        Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

The following is a summary of actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment (in millions):

	Actual					Estimated
	2007	2008	Third Quarter 2009	Nine Months 2009	Total Incurred to Date	Total Cost for Restructuring Period
Risk and Insurance Brokerage Services	$41	$234	$69	$171	$446	$645
Consulting	5	17	15	21	43	55
Total restructuring and related expenses	$46	$251	$84	$192	$489	$700

Restructuring Liabilities

As of September 30, 2009, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon	2007	2005
	Benfield	Plan	Plan	Total
Balance at January 1, 2008	$—	$25	$63	$88
Expensed in 2008	—	233	3	236
Cash payments in 2008	—	(148)	(34)	(182)
Purchase price allocation	104	—	—	104
Foreign currency translation adjustment	—	(9)	(4)	(13)
Balance at December 31, 2008	104	101	28	233
Expensed in 2009	42	185	(2)	225
Cash payments in 2009	(60)	(142)	(9)	(211)
Purchase accounting adjustment	(27)	—	—	(27)
Foreign currency translation adjustment	6	5	1	12
Balance at September 30, 2009	$65	$149	$18	$232

Aon’s unpaid restructuring liabilities are included in accounts payable and accrued liabilities as well as other non-current liabilities in the condensed consolidated statements of financial position.

7.             Investment Income and Investments

The components of investment income are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Gross investment income	$28	$92	$81	$218
Less: investment expenses	—	2	—	4
Investment income	$28	$90	$81	$214

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

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$580	$582
Short-term investments	602	684
Premium trust balances (included within fiduciary assets)	3,440	3,178
Investments	297	332
	$4,919	$4,776

8.             Debt

On July 1, 2009, an indirect wholly-owned subsidiary of Aon issued €500 million ($734 million at September 30, 2009 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014.  The payment of the principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon.  Proceeds from the offering were used to repay the Company’s $677 million outstanding indebtedness under its Euro credit facility.

In 1997, Aon created Aon Capital A, a wholly-owned statutory business trust (“Trust”), for the purpose of issuing mandatorily redeemable preferred capital securities (“Capital Securities”).  Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (the “Debentures”) to Aon Capital A.  These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors.  Aon determined that it was not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt. During the first half of 2009, Aon repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain reflected in other (income) expense in the condensed consolidated statement of income.  To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, Aon dissolved the Trust effective June 25, 2009.  This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures.  Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by Aon was exchanged for $24 million of Debentures, which were then cancelled.  Following these actions, $687 million of Debentures remain outstanding.  The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events.

Also during the second quarter of 2009, $100 million of short-term debt owned by a VIE where Aon is the primary beneficiary, was repaid.

9.             Equity

Common Stock

During the first nine months of 2009, Aon issued 966,000 new shares of common stock for employee benefit plans.  In addition, Aon issued approximately 7.2 million shares of treasury stock for employee benefit programs and 411,000 shares in connection with employee stock purchase plans.

Aon’s Board of Directors has authorized the Company to repurchase up to $4.6 billion of its outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  The Company repurchased approximately 3.0 million shares at a cost of $125 million in the third quarter 2009.  For the first nine months of 2009, the Company repurchased approximately 6.5 million shares at a cost of $250 million.  Since inception of its share repurchase program in 2005, the Company has repurchased a total of 97.3 million shares for an aggregate cost of $4.0 billion.    As of September 30, 2009, the Company remained authorized to purchase up to $605 million of additional shares under the current stock repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

There are also 22.4 million shares of common stock held in treasury at September 30, 2009 which are restricted as to their reissuance.

Income per Share

As discussed in Note 2, the Company began following new guidance regarding participating securities, effective January 1, 2009.  Basic and diluted net income per share were changed, as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2008
	As Reported	As Restated	As Reported	As Restated
Basic net income per share:
Continuing operations	$0.57	$0.55	$1.72	$1.68
Discontinued operations	(0.14)	(0.13)	3.35	3.26
Net Income	$0.43	$0.42	$5.07	$4.94

Diluted net income per share:
Continuing operations	$0.53	$0.53	$1.63	$1.61
Discontinued operations	(0.13)	(0.13)	3.18	3.14
Net Income	$0.40	$0.40	$4.81	$4.75

The amount of income from continuing operations attributable to participating securities was $3 million and $4 million for the three months ended September 30, 2009 and 2008, respectively, and was $12 million for both the nine months ended September 30, 2009 and 2008.  The amount of income (loss) from discontinued operations attributable to participating securities was $ nil million and $ (1) million for the three months ended September 30, 2009 and 2008, respectively, and was $1 million and $24 million for the nine months ended September 30, 2009 and 2008, respectively.  The amount of net income attributable to participating securities was $3 million for both the three months ended September 30, 2009 and 2008, and was $13 million and $36 million for the nine months ended September 30, 2009 and 2008, respectively.

The weighted average shares outstanding for basic and diluted earnings per share were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Shares for basic EPS (1)	283.8	281.7	284.5	296.9
Common stock equivalents	8.3	12.2	7.7	12.0
Shares for diluted EPS	292.1	293.9	292.2	308.9

(1)          Includes 6.6 and 7.6 participating securities for the three months ended September 30, 2009 and 2008, respectively, and 7.0 and 7.6 for the nine months ended September 30, 2009 and 2008, respectively.

Certain common stock equivalents related to options were not included in the computation of diluted net income per share because those options’ exercise price was greater than the average market price of the common shares.  The number of options excluded from the quarterly calculation was 5 million and 2 million at September 30, 2009 and 2008, respectively.  For nine months ended September 30, 2009 and 2008, the number of options excluded was 5 million and 3 million, respectively.

Other Comprehensive Income (Loss)

The components of comprehensive income, net of tax, are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income	$134	$121	$574	$1,480
Net derivative (losses) gains	(12)	(12)	6	(31)
Net unrealized investment losses	(1)	(24)	(10)	(4)
Net foreign currency translation adjustments	87	(221)	227	25
Net postretirement benefit obligations	11	9	71	(2)
Comprehensive income (loss)	219	(127)	868	1,468
Less: Comprehensive income attributable to noncontrolling interest	17	4	29	12
Comprehensive income (loss) attributable to Aon stockholders	$202	$(131)	$839	$1,456

The components of accumulated other comprehensive loss, net of tax, are as follows (in millions):

	September 30, 2009	December 31, 2008
Net derivative losses	$(7)	$(13)
Net unrealized investment gains	46	56
Net foreign currency translation adjustments	325	102
Net postretirement benefit obligations	(1,536)	(1,607)
Accumulated other comprehensive loss, net of tax	$(1,172)	$(1,462)

10.           Employee Benefits

Pension Plans

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., The Netherlands, and Canada (in millions):

	Three months ended September 30,
	U.S.		International
	2009	2008	2009	2008
Service cost	$—	$7	$5	$4
Interest cost	31	28	62	71
Expected return on plan assets	(25)	(32)	(61)	(76)
Amortization of prior service cost	—	(3)	—	1
Amortization of net loss	6	7	10	10
Net periodic benefit cost	$12	$7	$16	$10

	Nine months ended September 30,
	U.S.		International
	2009	2008	2009	2008
Service cost	$—	$29	$13	$18
Interest cost	93	81	174	219
Expected return on plan assets	(76)	(96)	(172)	(234)
Amortization of prior service cost	(1)	(10)	1	1
Amortization of net loss	23	18	29	30
Net periodic benefit cost	$39	$22	$45	$34

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

In 2009, Aon plans to contribute $23 million and $401 million to its U.S. and material international defined benefit pension plans, respectively.  As of September 30, 2009, contributions of $17 million have been made to the U.S. pension plans and $351 million to its material international pension plans.

11.           Stock Compensation Plans

Compensation expense

The following table summarizes stock-based compensation expense related to all stock-based payments recognized in continuing operations in the condensed consolidated statements of income in compensation and benefits (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Restricted Stock Units (“RSUs”)	$32	$27	$96	$102
Performance plans	21	17	37	47
Stock options	4	7	17	20
Employee stock purchase plan	1	1	3	3
Total	$58	$52	$153	$172

During the first half of 2009, the Company converted its stock administration system to a new service provider.  In connection with this conversion, a reconciliation of the methodologies utilized was performed, which resulted in a $12 million reduction of expense for the nine months ended September 30, 2009.

Stock Awards

During the first nine months of 2009, the Company granted approximately 2 million shares in connection with the completion of the 2006 Leadership Performance Plan (“LPP”) cycle and approximately 3.5 million restricted shares in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Nine months ended September 30,
	2009		2008
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	14,060	$35	14,150	$31
Granted	5,508	38	3,196	42
Vested	(6,026)	35	(3,586)	28
Forfeited	(408)	37	(429)	33
Non-vested at end of period	13,134	36	13,331	34

(1)          Represents fair value of award at date of grant.

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	As of September 30,
	2009	2008
Potential RSUs to be issued based on current performance levels	6,623	5,723
Unamortized expense, based on current performance levels	$136	$85

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

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	SSP Options	All Other Options	LPP Options	SSP Options	All Other Options
Weighted average volatility	29.9%	29.9%	35.5%	35.0%	32.0%
Expected dividend yield	1.6%	1.6%	1.3%	1.5%	1.5%
Risk-free rate	2.7%	3.0%	1.5%	1.9%	2.6%

Weighted average expected life, in years	5.6	6.5	4.4	5.6	6.5
Weighted average estimated fair value per share	$10.24	$10.95	$12.19	$12.01	$12.34

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	Key Employees	Executives	Key Employees
Weighted average volatility	30.1%	29.4%	29.9%
Expected dividend yield	1.3%	1.3%	1.4%
Risk-free rate	3.4%	3.2%	3.0%

Weighted average expected life, in years	5.7	5.1	5.7
Weighted average estimated fair value per share	$13.98	$11.87	$12.95

During the first nine months of 2009, the Company granted approximately 1 million stock options with an exercise price of $39 per share in connection with the 2009 LPP Plan and approximately 500,000 stock options with an exercise price of $37 per share in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning outstanding	19,666	$31	26,479	$31
Granted	1,468	38	1,537	44
Exercised	(3,855)	27	(4,886)	29
Forfeited and expired	(743)	38	(1,517)	41
Outstanding at end of period	16,536	33	21,613	31
Exercisable at end of period	10,365	31	12,214	30

The weighted average remaining contractual life, in years, of outstanding options was 4.3 years and 4.5 years at September 30, 2009 and 2008, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $40.69 as of September 30, 2009, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2009, the aggregate intrinsic value of options outstanding was $140 million, of which $102 million was exercisable.  The aggregate intrinsic value of options exercised during the third quarter and nine months ended September 30, 2009 was $17 million and $55 million, respectively, and for the third quarter and nine months ended September 30, 2008 was $17 million and $80 million, respectively.

Other information related to the Company’s stock options is as follows (in millions):

	Nine months ended September 30,
	2009	2008
Cash received from the exercise of stock options	$104	$146
Tax benefit realized from the exercise of stock options	15	21

Unamortized deferred compensation expense, which includes both options and awards, amounted to $311 million as of September 30, 2009, with a remaining weighted-average amortization period of approximately 2.1 years.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties.  As of September 30, 2009, all net derivative liability positions were entered into pursuant to terms of ISDA master agreements, and were free of credit risk contingent features.  In addition, Aon has received collateral of $14 million from counterparties and pledged collateral of $21 million to counterparties for derivatives subject to collateral support arrangements as of September 30, 2009.

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

Foreign Exchange Risk Management

Certain of Aon’s foreign brokerage subsidiaries, primarily in the U.K., receive revenues in currencies (primarily in U.S. dollars and Euros) that differ from their functional currencies.  The foreign subsidiary’s functional currency revenue will fluctuate as the currency exchange rates change.  To reduce this variability, Aon uses foreign exchange forward contracts and over-the-counter options to hedge the foreign exchange risk of the forecasted revenue for up to a maximum of five years in the future.  Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated revenue.  As of September 30, 2009, a $12 million pretax loss has been deferred to OCI, of which a $12 million loss is expected to be reclassified to earnings as an adjustment to other general expenses in the next twelve months.  Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged revenue is recognized.  The hedge had no material ineffectiveness in the first nine months of 2009.

As of September 30, 2009, the Company had the following outstanding foreign exchange forward and option contracts that were entered into to hedge forecasted revenues and which qualify as cash flow hedges (in millions):

	Notional Amounts
Forecasted revenues	2009	2010	2011	2012
U.S. Dollar	$47	$238	$214	$69
Euro	17	39	32	35

Aon also uses foreign exchange option and forward contracts to hedge its net investments in foreign operations.  During the first nine months of 2009, these hedges had no ineffectiveness, and a $31 million cumulative pretax loss has been included in OCI at September 30, 2009.  As of September 30, 2009, the total notional amount of the Company’s foreign exchange option and forward contracts related to these hedges was $1.7 billion.

Aon subsidiaries have entered into cross-currency swaps and foreign exchange forward contracts to hedge the foreign currency risks associated with foreign denominated intercompany notes.  These derivatives have been designated as cash flow hedges.  As of September 30, 2009, an $8 million pretax loss has been deferred to OCI, and a $10 million loss is expected to be reclassified to earnings as an adjustment to interest expense and other general expense in the next twelve months.  These hedges had no material ineffectiveness in the first nine months of 2009.  As of September 30, 2009, the total notional amount of the Company’s cross-currency swaps and foreign currency forward contracts related to these hedges was $1.1 billion.

Several of Aon’s subsidiaries have negotiated outsourcing service agreements in currencies that differ from their functional currencies; primarily the Philippine Peso and the Indian Rupee.  The subsidiary’s functional currency equivalent of the expense will fluctuate as the currency exchange rates change.  To reduce this variability, Aon uses foreign exchange forward contracts to hedge the foreign exchange risk associated with the forecasted expense incurred for the life of the service agreements or up to six years.  Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense.  As of September 30, 2009, a $6 million pretax loss has been deferred to OCI, $2 million of which is expected to be reclassified to earnings as an adjustment to other general expenses in the next twelve months.  Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged expense is recognized.  During the third quarter, the Company discontinued hedge accounting and recognized a pretax loss of less than $1 million related to $2 million of hedged forecasted expenses determined to be probable of not occurring. The hedge did not have any other ineffectiveness in the first nine months of 2009.

As of September 30, 2009, the Company had the following outstanding foreign exchange forward contracts that were entered into to hedge forecasted expenses and which qualify as cash flow hedges (in millions):

	Notional Amounts
Forecasted expenses	2009	2010	2011	2012
Indian Rupee	$6	$10	$9	$4
Philippine Peso	1	2	2	1

In May 2009, Aon entered into a sponsorship agreement under which Aon is required to make payments in British pounds over the next four years pursuant to the terms of the contract.  As a result, the Company is exposed to foreign exchange transaction risk and has hedged its exposure using over-the-counter options.  Aon has designated these derivatives as cash flow hedges of its forecasted foreign currency denominated expense.  As of September 30, 2009, a $3 million pretax loss has been deferred to OCI.  Deferred gains or losses will be reclassified from OCI to other general expenses when the hedged expense is recognized.  This hedge did not have any ineffectiveness in the first nine months of 2009.  As of September 30, 2009, the total notional amount of the Company’s over-the-counter options related to this hedge was $83 million.

Aon also uses foreign exchange forward and over-the-counter option contracts to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon’s foreign operations and to manage the currency exposure of Aon’s global liquidity profile.  These derivatives are not eligible for hedge accounting treatment and changes in the fair value of these derivatives are recorded in other general expenses in the condensed consolidated statements of income.  As of September 30, 2009, there was no notional amount outstanding.

Aon also uses foreign exchange forward contracts to offset foreign exchange risk associated with foreign denominated intercompany notes and brokerage receivables.  These derivatives were not designated as hedges because changes in their fair value were largely offset in earnings by remeasuring the notes and receivables for changes in spot exchange rates.  Changes in the fair value of these derivatives were recorded in other general expenses in the condensed consolidated statements of income. As of September 30, 2009, the total notional amount of these derivatives was $104 million.

Interest Rate Risk Management

Aon enters into receive-fixed-pay-floating interest rate swaps which are designated as cash flow hedges of the benchmark interest rate risk component of a portion of Aon’s U.S. dollar, Euro, Australian dollar, Canadian dollar and British pound denominated brokerage funds held on behalf of clients and other operating funds.  Forecasted interest receipts earned on deposit balances are hedged up to a maximum of three years into the future.  Changes in the fair value of the swaps are recorded in OCI and will be reclassified to earnings as an adjustment to investment income over the term of the swaps.  As of September 30, 2009, an $18 million pretax gain related to this hedge was recorded in OCI, all of which is expected to be reclassified to earnings as an adjustment to investment income in the next twelve months.  This hedge had no material ineffectiveness in the first nine months of 2009.

As of September 30, 2009, the Company had the following outstanding interest rate swaps that were entered into to hedge the interest rate exposure of the forecasted interest receipts earned on short-term fund balances (in millions):

	Notional Amounts
Fund balances	2009	2010	2011	2012
U.S. Dollar	$1,000	$850	$100	$—
Euro	323	323	88	—
All other	226	226	47	23

In July 2009, an indirect wholly-owned subsidiary of Aon issued €500 million ($734 million) of fixed rate senior unsecured debentures due on July 1, 2014.  As a result of the debt issuance, the Company is exposed to changes in the fair value of the debt due to fluctuations in the benchmark Euribor rate.  In order to hedge a portion of this risk, the Company entered into €250 million notional received-fixed-pay-floating interest rate swaps. This hedge did not have any ineffectiveness in 2009. As of September 30, 2009, $1 million was recorded as a reduction to interest expense due to this swap.

The location and fair value of derivative instruments reported in the September 30, 2009 condensed consolidated statement of financial position, segregated between derivatives that are designated as hedging instruments and those that are not, are as follows (in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives accounted for as hedges:

Interest rate contracts	Other assets	$32	Other liabilities	$5
Foreign exchange contracts	Other assets	240	Other liabilities	195
Other contracts (1)	Other assets	15	Other liabilities	56
Total		287		256

Derivatives not accounted for as hedges:

Foreign exchange contracts	Other assets	24	Other liabilities	32
Total		$311		$288

(1) Other contracts include cross-currency swaps hedging the foreign currency risk associated with foreign denominated intercompany loans, as described above.

The location and amounts of the gains and losses reported in the condensed consolidated statement of financial position in OCI, segregated by type of hedge and further by type of derivative contract, are as follows (in millions):

Three months ended September 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$6	Investment income	$8
Foreign exchange contracts	4	Other general expenses	24
Other contracts (1)	(5)	Interest expense	(8)
Total	$5		$24

Foreign net investment hedges:
Foreign exchange contracts	$(52)	N/A	$—

Nine months ended September 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$14	Investment income	$27
Foreign exchange contracts	39	Other general expenses	16
Other contracts (1)	(42)	Other general expenses and interest expense	(42)
Total	$11		$1

Foreign net investment hedges:
Foreign exchange contracts	$(86)	N/A	$—

(1)          Other contracts include cross-currency swaps hedging the foreign currency risk associated with foreign denominated intercompany loans, as described above.

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
	Recognized in Income on Derivative	Three months ended September 30, 2009	Nine months ended September 30, 2009
Fair value hedges:
Foreign exchange contracts	Interest expense	$7	$7

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Related Hedged Item
	Recognized in Income on Related Hedged Item	Three months ended September 30, 2009	Nine months ended September 30, 2009
Hedged items in fair value hedge relationships:
Fixed rate debt	Interest expense	$(6)	$(6)

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for both the three and nine month periods was negligible.

The location and amounts of the gains and losses reported in the condensed consolidated statement of income for derivatives not designated as qualifying hedges are as follows (in millions):

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
	Recognized in Income on Derivative	Three months ended September 30, 2009	Nine months ended September 30, 2009
Derivatives not designated as hedges:
Foreign exchange contracts	Other general expenses	$(7)	$(13)

13.                                 Premium Finance Operations

In December 2008, Aon signed a definitive agreement to sell the U.S. operations of the premium finance business (Cananwill).  This disposition was completed in February 2009.  In connection with Aon’s sale of its U.S. premium finance business, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at September 30, 2009, was $42 million, if losses exceed the historical credit loss reserve for the business.  Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender’s right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier.  The Company does not expect to incur any significant losses related to this guarantee.

Some of Aon’s U.K., Canadian, and Australian subsidiaries originated short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sold these premium finance agreements to unaffiliated companies in whole loan sales.  Prior to August 2009, these loans were sold in securitization transactions that met the criteria for sale accounting under current accounting principles.  In June and July of 2009, the Company entered into agreements with third parties with respect to Aon’s international premium finance businesses (collectively, the “Cananwill International Agreements”).  As a result of the Cananwill International Agreements, the third parties began originating, financing and servicing premium finance loans generated by referrals from Aon’s brokerage operations.  The Company expects to cease financing and servicing premium finance loans by year-end 2009.  The third parties did not acquire the existing portfolio of Aon’s premium finance loans, and as such, the Company did not extend any guarantees under these agreements.

In the U.K., premium finance agreements were sold to a special purpose entity (“SPE”), which is considered a QSPE, as defined. This QSPE funded its purchases of premium finance agreements by selling undivided beneficial interests in the agreements to a multi-seller commercial paper conduit SPE sponsored by unaffiliated banks (“Bank SPEs”). In Canada and Australia, undivided interests in the premium finance agreements were sold directly to Bank SPEs.  The Bank SPEs are variable interest entities as defined under current accounting principles. The QSPE used in the U.K. is not consolidated in Aon’s financial statements because the criteria for sale accounting have been met. For the Canadian and Australian sales, the Company determined that non-consolidation of the Bank SPEs is appropriate because Aon is not their primary beneficiary.

Aon’s variable interest in the Bank SPEs in these jurisdictions is limited to the retained interests in premium finance agreements sold to the Bank SPEs.  The Company reviews all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of its accounting.  Aon’s interest in the Bank SPEs will diminish as the loans sold through securitization arrangements prior to August 2009 are collected.

Pursuant to the agreements, the total amount that can be advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by formula to a percentage of the uncollected balance of the premium finance agreements. The outstanding balance of sold portfolios at September 30, 2009 was $207 million, and the Bank SPEs had advanced $158 million.  The outstanding balance of sold portfolios at December 31, 2008 was $1.1 billion, and the Bank SPEs had advanced $981 million.

Aon recorded gains on the sale of premium finance agreements.  When Aon calculated the gain, all costs expected to be incurred for the relevant Bank SPEs were included.  The gains, which were included in commissions, fees and other revenue in the condensed consolidated statements of income, were $3 million and $9 million for the three months ended September 30, 2009 and 2008, respectively, and $17 million and $41 million for the nine months ended September 30, 2009 and 2008, respectively.

Aon recorded its retained interest in the sold premium finance agreements at fair value, and reports it in receivables in the condensed consolidated statements of financial position.  Aon estimates fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates.

Aon also retained servicing rights for sold agreements, and earns servicing fee income over the servicing period.  Because the servicing fees represent adequate compensation for the servicing of the receivables, the Company has not recorded any servicing assets or liabilities.

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by Aon (and other sellers) as required by the sales agreements.  The over-collateralization of the sold receivables represents Aon’s maximum exposure to credit-related losses, and was approximately $30 million at September 30, 2009.  The Company continually reviews the retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjusts its carrying value accordingly.

14.                                 Variable Interest Entities

Aon has the following VIEs that have been consolidated at September 30, 2009:

•                  Juniperus Insurance Opportunity Fund Limited (“Juniperus”), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks, and

•                  Juniperus Capital Holdings Limited (“JCHL”), which provides investment management and related services to Juniperus.

Aon holds a 41% equity interest in the Juniperus Class A shares and bears a majority of the expected residual return and losses.  Aon has a 73% voting and economic interest in JCHL and absorbs a majority of JCHL’s expected residual returns and losses.  Aon is considered the primary beneficiary of both companies, and as such these entities have been consolidated.   Juniperus/JCHL had assets and liabilities of $194 million and $51 million, respectively, at September 30, 2009 and $121 million and $22 million, respectively, at December 31, 2008.  Aon recognized $7 million and $11 million of pretax income from Juniperus/JCHL for the third quarter and nine months 2009, respectively.  Aon’s potential loss at September 30, 2009 is limited to its investment in the VIEs, which is $59 million for Juniperus/JCHL.

Aon previously owned an 85% economic equity interest in Globe Re Limited (“Globe Re”), a VIE which provided reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by a third party for a limited period which ended June 1, 2009.  Aon consolidated Globe Re as it was deemed to be the primary beneficiary.  In connection with the winding up of its operations, during June 2009, Globe Re repaid its $100 million of short-term debt from available cash.  In early July 2009, Aon’s equity investment in Globe Re was also repaid.  Aon recognized $8 million of pretax income from Globe Re in nine months 2009. Globe Re was fully liquidated in third quarter 2009.

15.                                 Fair Value

Accounting standards establish a three tier fair value hierarchy which prioritizes the inputs used in measuring fair values as follows:

•                  Level 1 — observable inputs such as quoted prices for identical assets in active markets;

•                  Level 2 — inputs other than quoted prices for identical assets in active markets, that are observable either directly or indirectly; and

•                  Level 3 — unobservable inputs in which there is little or no market data which requires the use of valuation techniques and the development of assumptions.

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	September 30, 2009	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,093	$—	$2,093	$—
Other investments	106	—	3	103
Derivatives	140	—	140	—
Retained interests	30	—	—	30
Liabilities:
Derivatives	117	—	117	—
Guarantees	4	—	—	4

(1) Includes $1,973 million of money market funds and $120 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the condensed consolidated statements of financial position, depending on their nature and initial maturity.  See Note 7 for additional information regarding the Company’s investments.

The following methods and assumptions are used to estimate the fair values of our financial instruments:

Money market funds and highly liquid debt securities are carried at cost and amortized cost, respectively, as an approximation of fair value.  Based on market convention, the Company considers cost a practical and expedient measure of fair value.

Other investments carried at fair value consists primarily of the Company’s investment in Private Equity Partnership Structures I, LLC (“PEPS I”).  Fair value is based on valuations received from the general partners of the limited partnership interests held by PEPS I.

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

The following table presents the changes in the Level 3 fair-value category for the three months ended September 30, 2009 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other		Retained
	Investments	Derivatives	Interests	Guarantees
Balance at June 30, 2009	$102	$—	$61	$(9)
Total gains (losses):
Included in income	—	—	4	(4)
Included in other comprehensive income	1	—	—	—
Purchases and sales	—	—	(35)	9
Balance at September 30, 2009	$103	$—	$30	$(4)

The amount of total gains (losses) for the period included in income attributable to the change in unrealized losses relating to assets or liabilities held at September 30, 2009	$—	$—	$4	$(4)

The following table presents the changes in the Level 3 fair-value category for the nine months ended September 30, 2009 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other		Retained
	Investments	Derivatives	Interests	Guarantees
Balance at December 31, 2008	$113	$1	$99	$(9)
Total gains (losses):
Included in earnings	—	(1)	14	(4)
Included in other comprehensive income	(10)	—	2	—
Purchases and sales	—	—	(85)	9
Balance at September 30, 2009	$103	$—	$30	$(4)

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at September 30, 2009	$—	$—	$16	$(4)

Gains (losses), both realized and unrealized, included in income for the three and nine months ended September 30, 2009 are as follows (in millions):

	Three months ended September 30, 2009		Nine months ended September 30, 2009
	Other general	Commissions,	Other general	Commissions,
	expenses	fees and other	expenses	fees and other
Total gains (losses) included in income	$(4)	$4	$(5)	$14
Change in unrealized gains (losses) relating to assets or liabilities held at September 30, 2009	$(4)	$4	$(4)	$16

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$1,998	$2,032	$1,872	$1,576

The fair value of debt is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

16.                                 Contingencies

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business.  The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages.  Aon has purchased errors and omissions (“E&O”) insurance and other appropriate insurance to provide protection against certain losses that arise in such matters.  Accruals for these items, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals and receivables are adjusted from time to time as developments warrant.  Amounts related to settlement provisions are recorded in other general expenses in the condensed consolidated statements of income.

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

Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA.  Plaintiffs in the federal securities class action submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million.  In the ERISA case, Aon submitted expert reports in opposition concluding that plaintiffs’ theories of liability and causation are meritless and that, in any event, plaintiffs incurred no damages.  The parties are in the final stages of expert discovery and trial is likely to be scheduled within the first half of 2010.  In the securities case, Aon reached agreement on a proposed settlement under which Aon would pay $30 million to the class.  Notice has been provided to class members advising of the proposed settlement, which has received preliminary approval by the district court.  A final hearing and fairness determination has been scheduled for November 17, 2009.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”).  The U.S. Securities and Exchange Commission (“SEC”), and the U.S. Department of Justice (“DOJ”), continue to investigate these matters.  Aon is fully cooperating with these investigations and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations.  Based on current information, the Company is unable to predict at this time when the SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of Aon, Resource Life Insurance Company.  The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premium to policyholders whose loans terminated before the end of their scheduled terms.  In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life’s buyer in certain respects relating to this action.  Aon believes that Resource Life has meritorious defenses and Resource Life is vigorously defending this action.  In October 2009, the court certified a nationwide class of policyholders whose loans terminated before the end of their scheduled terms and who Resource Life cannot prove received a refund of unearned premium. Resource Life will appeal. Also in October 2009, Aon filed a lawsuit in Illinois state court seeking a declaratory judgment with respect to the rights and obligations of Aon and Resource Life under the indemnity agreement. The outcome of the actions, and the amount of any losses or other payments that may result, cannot be predicted at this time.

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

Aon’s total revenue is as follows (in millions):

	Three months ended September 30,
	2009			2008
	Commissions, Fees and Other	Investment Income	Total	Commissions, Fees and Other	Investment Income	Total
Risk and Insurance Brokerage Services	$1,471	$18	$1,489	$1,425	$48	$1,473
Consulting	308	—	308	335	2	337
Intersegment elimination	(8)	—	(8)	(4)	—	(4)
Total operating segments	1,771	18	1,789	1,756	50	1,806
Unallocated	9	10	19	—	40	40
Total revenue	$1,780	$28	$1,808	$1,756	$90	$1,846

	Nine months ended September 30,
	2009			2008
	Commissions, Fees and Other	Investment Income	Total	Commissions, Fees and Other	Investment Income	Total
Risk and Insurance Brokerage Services	$4,550	$67	$4,617	$4,501	$148	$4,649
Consulting	916	1	917	1,012	4	1,016
Intersegment elimination	(20)	—	(20)	(20)	—	(20)
Total operating segments	5,446	68	5,514	5,493	152	5,645
Unallocated	20	13	33	—	62	62
Total revenue	$5,466	$81	$5,547	$5,493	$214	$5,707

Commissions, fees and other revenue are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk management and insurance brokerage:
Americas	$541	$557	$1,592	$1,638
United Kingdom	167	182	464	546
Europe, Middle East & Africa	273	314	1,030	1,188
Asia Pacific	111	120	318	373
Reinsurance brokerage and related services	379	252	1,146	756
Total Risk and Insurance Brokerage Services	1,471	1,425	4,550	4,501

Consulting services	262	284	776	850
Outsourcing	46	51	140	162
Total Consulting	308	335	916	1,012
Intersegment elimination	(8)	(4)	(20)	(20)
Unallocated	9	—	20	—
Total commissions, fees and other revenue	$1,780	$1,756	$5,466	$5,493

Aon’s operating segments’ geographic revenue and income before income tax is as follows (in millions):

	Risk and Insurance Brokerage Services		Consulting
Three months ended September 30,	2009	2008	2009	2008
Revenue by geographic area:
United States	$519	$503	$148	$158
Americas, other than U.S.	175	184	28	30
United Kingdom	295	251	52	65
Europe, Middle East & Africa	360	389	57	63
Asia Pacific	140	146	23	21
Total revenue	$1,489	$1,473	$308	$337

Income before income tax	$188	$192	$33	$52

	Risk and Insurance Brokerage Services		Consulting
Nine months ended September 30,	2009	2008	2009	2008
Revenue
United States	$1,594	$1,465	$437	$459
Americas, other than U.S.	526	548	88	100
United Kingdom	828	743	145	199
Europe, Middle East & Africa	1,281	1,449	187	201
Asia Pacific	388	444	60	57
Total revenue	$4,617	$4,649	$917	$1,016

Income before income tax	$726	$669	$144	$158

A reconciliation of segment income before income taxes to income from continuing operations before income taxes is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Risk and Insurance Brokerage Services	$188	$192	$726	$669
Consulting	33	52	144	158
Segment income from continuing operations before income taxes	221	244	870	827
Unallocated investment income and other revenue	19	40	33	62
Unallocated expenses	(30)	(34)	(85)	(91)
Interest expense	(32)	(32)	(87)	(96)
Income from continuing operations before income taxes	$178	$218	$731	$702

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

Variable Interest Entities

Restructuring Initiatives

Off Balance Sheet Arrangements

CRITICAL ACCOUNTING POLICIES

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

EXECUTIVE SUMMARY

The current global economic recession is providing significant headwinds for our business.  We continue to operate in a soft insurance pricing market, as property and casualty rates continue to decline, although at a somewhat slower pace compared to last year.  In addition to pricing declines, we are seeing a volume impact driven by the current economic environment, which places pressure on our business in three primary ways:

•                  declining insurable risks due to decreasing asset values, including property values, shipment volumes, payroll and number of active employees,

•                  client cost-driven behavior, where clients are actively looking to reduce spending in order to meet budget reductions and increase risk retention, as a result of prioritizing their total spending, and

•                  sector specific weakness, including financial services, construction, private equity, and mergers and acquisitions, all of which have been particularly impacted by the current recession.

As a result of this difficult market environment, organic revenue for the quarter declined in both our brokerage and consulting segments.  We continue to demonstrate expense discipline, holding expenses to last year’s levels while we continue to invest in our businesses.

Overall organic revenue declined 3% and 1% for the third quarter and nine months 2009, respectively.  See our discussion below for more details regarding organic revenue.

Our consolidated pretax margins from continuing operations for the quarter declined from 11.8% in 2008 to 9.8% in 2009.  The decline was principally driven by a 2% decline in revenue.  Operating expenses were unchanged, despite a $45 million increase in restructuring charges, due to restructuring savings and a reduction in discretionary incentives.  Year-to-date margins increased from 12.3% last year to 13.2% in 2009.  The improvement is primarily attributable to net $78 million pension curtailment gains related to the decision to cease crediting future benefits relating to salary and service in our U.S. and Canada defined benefit pension plans, restructuring savings, and a reduction in discretionary incentives, which more than offsets a 3% decline in revenue, a $70 million increase in restructuring charges, lower investment income and the unfavorable impact of foreign currency translation.

The following is a summary of our third quarter and nine months 2009 financial results:

•                  Revenue decreased $38 million or 2% for the quarter and $160 million or 3% year-to-date, as the negative effect of foreign exchange translation and significantly lower investment income was only partially offset by the impact of the Benfield merger and other acquisitions.  Organic revenue declined due primarily to weak economic conditions globally.

•                  Operating expenses were comparable with last year for the quarter and decreased 4% for nine months 2009, due primarily to favorable foreign exchange translation, restructuring and other operational expense savings, and a reduction in discretionary incentives, partially offset by the impact of the Benfield merger and other acquisitions and higher restructuring charges.  Nine months 2009 expenses were favorably impacted by the net $78 million pension curtailment gain previously described, restructuring and other operational expense savings and a reduction in discretionary incentives, which more than offset the decline in revenue, increased restructuring charges and lower investment income.

•                  Net income from continuing operations attributable to Aon stockholders decreased $38 million from third quarter 2008 to $117 million.  For nine months 2009, net income from continuing operations attributable to Aon stockholders decreased $4 million to $494 million.

•                  Diluted earnings per share from continuing operations attributable to Aon’s stockholders were $0.40 for the third quarter 2009, a decrease of 25% from $0.53 per share in 2008.  Nine months diluted earnings per share increased from $1.61 in 2008 to $1.69 in 2009.

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

Supplemental information related to organic revenue growth represents a non-GAAP measure and should be viewed in addition to, not instead of, our condensed consolidated statements of income.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.

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

Consolidated Results

The consolidated results of continuing operations are as follows (in millions):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Commissions, fees and other	$1,780	$1,756	$5,466	$5,493
Investment income	28	90	81	214
Total revenue	1,808	1,846	5,547	5,707

Expenses:
Compensation and benefits	1,119	1,131	3,267	3,428
Other general expenses	424	419	1,287	1,333
Depreciation and amortization	56	49	174	157
Total operating expenses	1,599	1,599	4,728	4,918
	209	247	819	789
Interest expense	32	32	87	96
Other (income) expense	(1)	(3)	1	(9)
Income from continuing operations before income taxes	$178	$218	$731	$702
Pretax margin - continuing operations	9.8%	11.8%	13.2%	12.3%

Revenue

Commissions, fees and other increased by $24 million, or 1%, for the quarter but decreased $27 million for nine months.  Both quarter and nine month 2009 results were positively influenced by the inclusion of revenue from the merger with Benfield.  Negatively impacting both periods was foreign currency translation, which was $81 million for the quarter and $442 million for nine months. Overall organic revenue declined 3% for the quarter and 1% for the nine month period.

Investment income decreased $62 million for the quarter and $133 million for nine months reflecting significantly lower revenue from our PEPS I investment, the impact of lower interest rates, lower investment balances, and the negative impact of foreign currency translation.

Expenses

Compensation and benefits decreased $12 million or 1% for the quarter and $161 million or 5% for nine months.  For the quarter, the decrease was driven by a $56 million favorable impact from foreign currency translation, lower discretionary incentive compensation costs and continued restructuring savings, partially offset by $14 million of increased restructuring costs and higher expenses due to the inclusion of Benfield’s operations in 2009. On a year-to-date basis, the decrease is due to a $290 million favorable impact from foreign currency translation, a net $78 million pension curtailment gain related to the decision to cease crediting future benefits relating to salary and service in our U.S. and Canadian defined benefit pension plans, lower discretionary incentive compensation costs and continued restructuring savings.  These items were partially offset by higher expenses from the inclusion of Benfield’s operations in 2009 and $32 million in increased restructuring charges.

Other general expenses increased $5 million or 1% for the quarter and decreased $46 million or 3% for nine months. Favorable foreign currency translation impacted the quarter and nine months by $20 million and $111

million, respectively.   For the quarter, higher restructuring and Benfield’s operational costs more than offset restructuring savings and the impact of foreign exchange.  For nine months, the benefits of operational expense management, lower E&O costs, reduced expenses related to the FCPA and anti-corruption reviews and related compliance initiatives, restructuring savings and the impact of foreign exchange exceeded the additional costs related to Benfield and higher restructuring charges.

Depreciation and amortization expense increased $7 million for the quarter and $17 million for nine months. Higher amortization expense related to the Benfield merger and the charge associated with asset impairments taken as part of our restructuring plans more than offset the favorable impact of foreign exchange.  The year-to-date increase is driven by the higher intangible amortization related to the Benfield merger, which more than offset the favorable foreign exchange impact.

Interest expense was unchanged for the quarter and decreased $9 million for nine months principally reflecting the impact of lower interest rates and favorable foreign exchange translation.

Other income of $1 million for the quarter primarily represents a net gain on the disposal of several small operations.  In 2008, the $3 million of income represented a restructuring of ownership interests of one of our subsidiaries, partially offset by expenses related to the acquisition of Benfield. On a year-to-date basis, $1 million of other expense includes $13 million of Benfield integration costs, which more than offset a $5 million gain from the extinguishment of $15 million of Junior Subordinated Debentures and net gains on disposal of operations.  In 2008, we recorded $9 million of income, which included the restructuring of ownership interests of one of our subsidiaries and a $5 million gain on the sale of land in the U.K, partially offset by expenses related to the Benfield acquisition.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes decreased $40 million or 18% to $178 million for the quarter but increased $29 million or 4% for nine months. Both periods were negatively impacted by lower investment income and higher restructuring costs, and for the nine month period, foreign exchange translation.  For the quarter, these items more than offset the positive impact of the Benfield merger and other acquisitions as well as restructuring and other operational expense savings.  The year-to-date improvement was driven by the net $78 million pension curtailment gain, partially offset by those items listed above.

Income Taxes

The effective tax rate for continuing operations was 26.7% for third quarter 2009 compared to 27.1% for third quarter 2008.  On a year-to-date basis, the effective tax rate for continuing operations was 29.1% and 27.4% for 2009 and 2008, respectively.  The rates for all periods were favorably impacted by the benefit of statutory rate reductions in key operating jurisdictions in 2008 and the geographic distribution of earnings in both years.  The increase from 2008 on a year-to-date basis was driven by the tax impact of the U.S. pension curtailment gain.  The underlying tax rate for continuing operations is expected to be 28% for 2009 and was 29% for 2008.

Income from Continuing Operations

Income from continuing operations for third quarter 2009 and 2008 was $131 million and $159 million, respectively.  Diluted income per share in the third quarter 2009 was $0.40 versus $0.53 in 2008.  Income from continuing operations for nine months 2009 and 2008 was $519 million and $510 million, respectively.  Diluted income per share for nine months 2009 was $1.69 versus $1.61 in 2008. Currency fluctuations negatively impacted income from continuing operations in 2009 by $0.01 per diluted share in the quarter and $0.06 for nine months when we translate 2008 results at current period foreign exchange rates.  Our diluted per share calculations were favorably impacted this year primarily by lower shares outstanding as a result of shares acquired as part of our share repurchase program.

Discontinued Operations

Third quarter income from discontinued operations was $3 million for 2009 or $0.01 per diluted share, versus a $38 million loss for 2008 or ($0.13) per diluted share.  Nine months income from discontinued operations was $55 million for 2009 or $0.19 per diluted share, versus $1.0 billion for 2008 or $3.14 per diluted share.  Results for third quarter 2009 primarily reflect adjustments to the gains and losses of previously sold companies.  Results for nine months 2009 include our FFG operations through the date of disposal, as well as the gain on the sale of AIS, a curtailment gain on the post-retirement benefit plan related to the CICA disposal and residual tax settlements related to our AWG disposal. Our results for third quarter 2008 primarily reflect an adjustment to the gain on the sale of our CICA and Sterling businesses.  Year-to-date 2008 results include both the gain on the sale of CICA and Sterling as well as their operating results through the date of sale.  Results for AIS and FFG are also included for both the three and nine month periods in 2008.

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

The following table and commentary provide selected financial information on the operating segments (in millions):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Commissions, fees and other revenue: (1) (2)
Risk and Insurance Brokerage Services	$1,471	$1,425	$4,550	$4,501
Consulting	308	335	916	1,012
Investment income:
Risk and Insurance Brokerage Services	18	48	67	148
Consulting	—	2	1	4
Income from continuing operations before income taxes:
Risk and Insurance Brokerage Services	188	192	726	669
Consulting	33	52	144	158
Pretax margins - continuing operations:
Risk and Insurance Brokerage Services	12.6%	13.0%	15.7%	14.4%
Consulting	10.7%	15.4%	15.7%	15.6%

(1)	Intersegment revenues of $8 million and $4 million were included in third quarter 2009 and 2008, respectively.
(2)	Intersegment revenues of $20 million were included in both nine months 2009 and 2008.

Risk and Insurance Brokerage Services

Aon is a leader in many sectors of the insurance industry.  Aon was ranked in 2009 and 2008 by Business Insurance as the world’s largest insurance broker, by A.M. Best as the number one global insurance brokerage based on brokerage revenues, and in 2008 voted the best insurance intermediary and best reinsurance intermediary by the readers of Business Insurance.

In 2008, we experienced a soft market in many business lines/segments and in many geographic areas.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Prices fell throughout the year, although the rate of decline slowed toward the end of the year.  During 2009, we continued to see a soft market in our retail business.  In reinsurance, pricing overall was flat to up slightly, but was more than offset by higher cedant retentions. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Beginning in late 2008 and continuing throughout 2009, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of financial markets.  Continued volatility and further deterioration in the credit markets have reduced our customers’ demand for our brokerage and reinsurance services and products, which have hurt our operational results.  In addition, overall capacity in the industry could decrease if a significant insurer either fails or withdraws from writing insurance coverages that we offer our clients.  This failure could reduce our revenues and profitability, since we would no longer have access to certain lines and types of insurance.

Risk and Insurance Brokerage Services generated approximately 83% of Aon’s total operating segment revenues for both the third quarter and first nine months of 2009.  Revenues are generated primarily through:

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

Revenue

These tables show Risk and Insurance Brokerage Services commissions, fees and other revenue (in millions):

	Third Quarter Ended September 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
	2009	2008	Change	Impact	& Other	Growth
Americas	$541	$557	(3)%	(2)%	—%	(1)%
United Kingdom	167	182	(8)	(9)	5	(4)
Europe, Middle East & Africa	273	314	(13)	(7)	(1)	(5)
Asia Pacific	111	120	(8)	(5)	(2)	(1)
Reinsurance	379	252	50	(4)	58	(4)
Total	$1,471	$1,425	3%	(5)%	11%	(3)%

	Nine Months Ended September 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
	2009	2008	Change	Impact	& Other	Growth
Americas	$1,592	$1,638	(3)%	(4)%	—%	1%
United Kingdom	464	546	(15)	(14)	4	(5)
Europe, Middle East & Africa	1,030	1,188	(13)	(11)	—	(2)
Asia Pacific	318	373	(15)	(12)	(2)	(1)
Reinsurance	1,146	756	52	(6)	58	—
Total	$4,550	$4,501	1%	(8)%	10%	(1)%

•      The 3% decline in Americas revenue for the quarter is driven by unfavorable foreign currency translation and overall economic weakness, especially in the construction and private equity sectors, which more than offset strong organic revenue growth in Latin America.  Year-to-date, the decline was driven by unfavorable foreign currency translation, as organic revenue growth was 1% due to strong growth in Latin America and growth in our U.S. retail operations despite overall economic weakness.

•                  U.K. revenue declined 8% for the quarter and 15% for nine months due to unfavorable foreign currency translation and a 4% and 5% decline in organic revenue for the quarter and nine months, respectively, reflecting weak economic conditions as well as lower retention and new business.

•                  Europe, Middle East & Africa revenue decreased 13% for both the quarter and nine months, mainly reflecting unfavorable foreign currency translation. Organic revenue declined 5% for the quarter and 2% for nine months, reflecting weak economic conditions in continental Europe and slower growth in emerging markets.

•                  Asia Pacific revenue declined 8% for the quarter and 15% for nine months, driven by unfavorable foreign currency translation and a 1% organic revenue decline for both periods.  The decline in organic revenue for both periods reflects the impact from exiting certain businesses in Japan, economic weakness in Asia, and political unrest in Thailand, partially offset by growth in New Zealand and certain emerging markets.

•                  Reinsurance revenue increased 50% for the quarter and 52% for nine months due to the impact of the fourth quarter 2008 Benfield merger and the Gallagher Re acquisition in first quarter 2008.  Organic revenue declined 4% for the quarter due primarily to higher cedant retentions in our treaty business, partially offset by new net business globally in treaty placements.

Income from Continuing Operations before Income Taxes

Third quarter 2009 income from continuing operations before income taxes decreased $4 million to $188 million while nine months 2009 income from continuing operations before income taxes was $726 million, a $57 million increase.  In 2009, the quarterly pretax margin in this segment was 12.6%, down 40 basis points from 13.0% in 2008. On a year-to-date basis the pretax margin was 15.7%, up 130 basis points from 14.4% in 2008.  Contributing to the decreased margins and pretax income for the quarter are:

•                  $31 million in higher restructuring costs,

•                  $30 million lower investment income, and

•                  higher amortization costs related to the Benfield intangible assets.

These declines were partially offset by:

•                  restructuring savings,

•                  other cost saving initiatives,

•                  lower discretionary incentive costs, and

•                  $5 million in lower costs related to anti-corruption and compliance initiatives

Contributing to the nine months increased margins and pretax income were:

•                  a $54 million gain from the pension curtailments,

•                  $28 million in lower costs related to anti-corruption and compliance initiatives,

•                  the inclusion of Benfield results,

•                  restructuring savings,

•                  lower discretionary incentive costs, and

•                  other cost saving initiatives.

These improvements were partially offset by:

•                  $81 million of lower investment income,

•                  $57 million of higher restructuring costs,

•                  the impact of unfavorable foreign exchange rates, and

•                  higher intangible amortization costs related to Benfield.

Consulting

Aon Consulting is one of the world’s largest integrated human capital consulting organizations.  Our Consulting segment:

•                  provides a broad range of consulting services and outsourcing, and

•                  generated 17% of Aon’s total operating segment revenue for both third quarter and nine months 2009.

Beginning in late 2008 and continuing throughout 2009, the disruption in the global credit markets and the deterioration of financial markets created significant uncertainty in the marketplace.  The prolonged economic downturn is hurting our clients’ financial condition and the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and depressing pricing of those services, which is causing an adverse effect on our new business and results of operations.

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

Outsourcing offers employment processing, performance improvement, benefits administration and other employment-related services.

Revenue

These tables show Consulting commissions, fees and other revenue (in millions):

	Third Quarter Ended September 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
	2009	2008	Change	Impact	& Other	Growth
Consulting Services	$262	$284	(8)%	(4)%	1%	(5)%
Outsourcing	46	51	(10)	(6)	1	(5)
Total	$308	$335	(8)%	(4)%	1%	(5)%

	Nine Months Ended September 30,
					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
	2009	2008	Change	Impact	& Other	Growth
Consulting Services	$776	$850	(9)%	(8)%	—%	(1)%
Outsourcing	140	162	(14)	(10)	—	(4)
Total	$916	$1,012	(9)%	(8)%	1%	(2)%

•                  Consulting Services’ commissions, fees and other revenue decreased $22 million or 8% and $74 million or 9% on a quarterly and year-to-date basis, respectively, due to unfavorable foreign currency translation and organic revenue declines.  Organic revenue declined by 5% and 1% for third quarter and nine months, respectively. The quarterly decline was driven mainly by declines in our compensation and human capital consulting practices. The year-to-date decline was driven by our retirement, human capital and global compensation consulting practices offset by growth in benefits brokerage.

•                  Outsourcing revenue decreased $5 million or 10% and $22 million or 14% on a quarterly and year-to-date basis, respectively, due to unfavorable foreign currency translation and an organic revenue decline of 5% and 4% for the quarter and nine months, respectively.  The organic revenue decline reflects the previously announced termination of our contract with AT&T, partially offset by modest growth in benefits outsourcing.

Income from Continuing Operations before Income Taxes

Third quarter 2009 income from continuing operations before income taxes decreased 37% to $33 million and the pretax margin decreased 470 basis points from 15.4% in 2008 to 10.7% in 2009.  The decline in revenue for the quarter was partially offset by savings related to the 2007 restructuring plan and lower discretionary incentive compensation costs. On a year-to-date basis, 2009 income from continuing operations before income taxes decreased $14 million or 9% to $144 million.  The decline was principally driven by the 10% decline in revenue, which was somewhat offset by the $20 million gain from the pension curtailment, savings related to the 2007 restructuring plan, lower incentive compensation costs and solid expense discipline.  Pretax margin rose slightly from 15.6% in 2008 to 15.7% in 2009.

Unallocated Income and Expense

A reconciliation of segment income before taxes to income from continuing operations before income taxes follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Segment income from continuing operations before income taxes	$221	$244	$870	$827
Unallocated investment income and other revenue	19	40	33	62
Unallocated expenses	(30)	(34)	(85)	(91)
Interest expense	(32)	(32)	(87)	(96)
Income from continuing operations before income taxes	$178	$218	$731	$702

Unallocated investment income and other revenue consists primarily of revenue from our equity ownership in insurance investments and income associated with invested assets not directly required to support the risk and insurance brokerage services and consulting businesses.

Unallocated investment income and other revenue was $19 million for third quarter 2009, a decrease of $21 million from 2008.  For the nine month period, unallocated investment income and other revenue was $33 million, a decrease of $29 million from 2008.  For both periods, the decrease was driven by lower investment income,  attributable to lower interest rates and investment balances, and lower income from our PEPS I investment.  This decline was partially offset by revenue associated with our Juniperus/JCHL and Intrepid Re investments.

Unallocated expenses include corporate governance costs not allocated to the operating segments, and the costs associated with our ownership of insurance investments. These expenses decreased to $30 million in third quarter

2009 from $34 million last year.  For the nine month period, unallocated expenses decreased to $85 million from $91 million in 2008.  For both periods the decline was mainly due to $6 million of costs in 2008 associated with the Benfield acquisition, along with lower  discretionary incentive compensation expenses in 2009, partially offset by additional expense associated with our ownership in insurance investments. Nine month 2009 results benefited from a $5 million gain from the extinguishment of $15 million of our Junior Subordinated Debentures.

Interest expense, which represents the cost of our worldwide debt obligations, was unchanged in the third quarter as favorable foreign exchange offset higher interest rates on our foreign borrowings.  Year-to-date expense declined $9 million from last year, reflecting the impact of favorable foreign exchange and lower interest rates.

FINANCIAL CONDITION AND LIQUIDITY

Cash Flows

Cash flows from operating activities

Cash flows from operating activities were $181 million for the nine months ended September 30, 2009, compared to $37 million for the nine months ended September 30, 2008.  Noncash adjustments totaled a positive $310 million in 2009 and a negative $1.1 billion in 2008, and included the following:

•                  Pretax gains from disposal of businesses were $97 million in 2009 and $1.4 billion in 2008.  2009 activity was due principally to the sale of our AIS business, which resulted in an $86 million gain. The sale of our CICA and Sterling businesses resulted in gains totaling $1.4 billion during 2008.

•                  Depreciation and amortization of fixed assets was $105 million in 2009 and $117 million in 2008.  The decline between years was primarily due to impairments of computer software and leasehold improvements, recognized in 2008 in connection with our restructuring programs.

•                  Amortization of intangible assets was $69 million in 2009 compared to $40 million in 2008. The increase in amortization reflects the additional intangible assets associated with the merger with Benfield in the fourth quarter of 2008.

•                  Stock compensation expense was $152 million in 2009 and $194 million in 2008.  The decrease between years was due primarily to an acceleration of expense in 2008 due to modification of stock awards and options in connection with the sale of CICA, and a reduction of expense in 2009 identified as a result of a system conversion.

Changes in operating assets and liabilities reduced cash by $703 million in 2009 and $323 million in 2008.

•                  In our Risk and Insurance Brokerage Services segment, we typically hold funds on behalf of clients as a result of premiums received from clients and claims due to clients that are in transit to insurers. These funds held on behalf of clients are generally invested in interest bearing premium trust accounts and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers.  Aon earns interest in these accounts; however, the principal is segregated and not available for general operating expenses.  During 2009, the net change in the premium trust accounts was $46 million, while in 2008, the net change was $50 million, representing increases in operating cash flows.

•                  Net receivables reflect changes in brokerage commission and fees, consulting work in progress, premium finance notes and other items, representing an increase in operating cash flow of $218 million and $111 million for the nine months ended September 30, 2009 and 2008, respectively. $73 million of the increase in 2009 reflects lower premium finance notes as a result of the sale of the U.S. Cananwill business in February. These types of receivables fluctuate based on when invoices are billed and cash collected.

•                  Reductions in accounts payable and accrued liabilities negatively impacted operating cash flows by $399 million and $357 million for the nine months ended September 30, 2009 and 2008, respectively, primarily reflecting the payment of incentive compensation to our employees in the first quarter of both years.  The decrease in 2009 also includes a payment of $135 million to the buyer of our FFG subsidiary to true-up working capital adjustments.

•                  Cash contributions to our major defined pension plans exceeded pension expense by $284 million in 2009.  The large cash contributions are primarily driven by new funding agreements for our U.K. pension plans, completed during second quarter 2009.   Pension contributions for the nine months ended September 30, 2009 and 2008 were $368 million and $142 million, respectively.  In 2009, we plan to contribute $424 million to our major defined pension plans.

•                  Other assets and liabilities used $300 million in 2009, compared to $88 million in 2008.  In 2009, the decrease is primarily driven by the reduction in our net assets held for sale due to the sale of our AIS and FFG subsidiaries, a prepayment associated with a sponsorship program, and lower accruals related to risk management, E&O, and litigation.

Cash flows from investing activities

Cash provided by investing activities was $63 million for 2009, compared to $1.9 billion in 2008. In 2009, we received $139 million in cash from the sale of operations, which was primarily our AIS subsidiary. In 2008, the sale of our CICA and Sterling businesses generated substantially all of the $2.8 billion of proceeds from the sale of operations.  We spent $55 million in 2009 for acquisitions, which were primarily for international retail businesses.  In 2008, we spent $85 million for various acquisitions, the largest being our acquisition of the U.S. and U.K. reinsurance operations of A.J. Gallagher for $30 million. In 2008, net purchases of short-term investments were $761 million, principally reflecting the investment of the proceeds of the CICA and Sterling sales.

Cash flows from financing activities

Our financing activities used $258 million of cash in 2009.  Treasury stock transactions-net reflects the purchase of $250 million of treasury shares, partially offset by the proceeds from the exercise of stock options.  During 2009, we received $681 million due to the issuance of long-term debt, which represents the issuance of €500 million of 6.25% senior unsecured debentures.  These funds were primarily used to pay down our borrowings under the Euro credit facility. We also used $100 million for the repayment of short-term debt related to a VIE for which we were the primary beneficiary. Cash dividends to shareholders used $124 million.   In 2008, we used $2 billion for financing activities.  This was primarily comprised of $1.9 billion of share repurchase activity, less the proceeds from the exercise of stock options; the net repayment of debt of $165 million, almost entirely related to our Euro credit facility; and dividends of $130 million.

Financial Condition

Since year-end 2008, net assets, representing total assets minus total liabilities, increased $715 million to $6.1 billion.  Working capital, excluding assets and liabilities held-for-sale, increased $77 million to $1.7 billion.  Items contributing to these changes are as follows:

•                  Accounts payable and accrued liabilities decreased $183 million due primarily to the payment of incentive compensation in the first quarter, a lower accrual rate of 2009 incentives compared to 2008, and a payment of $135 million to the buyer of our FFG subsidiary to true-up working capital adjustments, which more than offset higher restructuring accruals.

•                  Goodwill increased $320 million due principally to the impact of foreign currency translation.

•                  Short-term debt decreased $93 million due principally to the repayment of $100 million in debt related to a VIE for which we were the primary beneficiary.

•                  Long-term debt increased by $126 million, principally reflecting the issuance of €500 million ($734 million at September 30, 2009 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014.  Most of the net proceeds from the offering were used to repay $677 million of outstanding indebtedness under our Euro credit facility.

•                  Pension and other post employment liabilities declined $449 million, driven by a remeasurement of the U.S. defined benefit pension plan as of January 31, 2009, as well as $368 million of contributions made to our various plans during the first nine months of 2009.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insured, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.

In our condensed consolidated statements of financial position, the amount we report for fiduciary assets and fiduciary liabilities are equal.  Our fiduciary assets include cash and investments of $3.4 billion and $3.2 billion at September 30, 2009 and December 31, 2008, respectively, and fiduciary receivables of $6.1 billion and $7.5 billion at September 30, 2009 and December 31, 2008, respectively.

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

As of September 30, 2009, our investments in money market funds and highly liquid debt instruments had a fair value of $2.1 billion and are classified as cash equivalents, short-term investments or fiduciary assets in the consolidated statements of financial condition depending on their nature and initial maturity.

The following table summarizes our fiduciary assets and non-fiduciary cash and investments as of September 30, 2009 (in millions):

	Balance Sheet Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$525	$—	$2,004	$2,529
Money market funds	—	602	1,371	1,973
Highly liquid debt instruments	55	—	65	120
Cash and investments	580	602	3,440	4,622
Fiduciary receivables	—	—	6,111	6,111
Total	$580	$602	$9,551	$10,733

We did not hold any investments categorized as Level 1 during 2009.

Our investments categorized as Level 3 were $103 million at September 30, 2009 and are valued using internally developed models with unobservable inputs and represent a small portion of our portfolio.

Borrowings

Total debt at September 30, 2009 was $2.0 billion, an increase of $33 million from December 31, 2008, reflecting the issuance of €500 million ($734 million) of long-term debt and the impact of foreign exchange rates, partially offset by the repayment of $677 million of outstanding indebtedness under the Euro credit facility and the repayment of $100 million of short-term debt held at one of our consolidated VIEs, as well as a redemption and cancellation of a portion of our 8.205% Debentures.  Our total debt as a percentage of total capital attributable to Aon shareholders was 25.1% and 27.1% at September 30, 2009 and December 31, 2008, respectively.  On July 1, 2009, one of our indirectly wholly-owned subsidiaries issued €500 million of 6.25% senior unsecured debentures due on July 1, 2014.  The principal and interest on the debentures is unconditionally and irrevocable guaranteed by us.  Most of the net proceeds from the offering were used to repay the $677 million outstanding under our Euro credit facility.

At September 30, 2009, we had a $600 million U.S. bank credit facility, which expires in February 2010, to support commercial paper and other short-term borrowings.  The facility allows us to issue up to $150 million in letters of credit.  At September 30, 2009, we have issued $20 million in letters of credit.

At September 30, 2009, we also have the following foreign credit facilities available:

•                  a five-year €650 million ($955 million at September 30, 2009 exchange rates) multi-currency facility, and

•                  a 364-day €25 million ($37 million) facility.

At September 30, 2009, nothing was outstanding under either facility.

See Note 10 to the consolidated financial statements in our 2008 Form 10-K for further discussion of both the U.S. and Euro facilities.

In 1997, we created Aon Capital A, a wholly-owned statutory business trust (“Trust”), for the purpose of issuing mandatorily redeemable preferred capital securities (“Capital Securities”).  We received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest

Debentures (the “Debentures”) to Aon Capital A.  These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors.  We determined that we were not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt.  During the first half of 2009, we repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain reflected in other (income) expense in the condensed consolidated statement of income.  To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, we dissolved the Trust effective June 25, 2009.  This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures.  Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by us was exchanged for $24 million of Debentures, which were then cancelled.  Following these actions, $687 million of Debentures remain outstanding as of September 30, 2009.  The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at our option upon the occurrence of certain events.

The major rating agencies’ ratings of our debt at November 2, 2009 appear in the table below.

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

Equity

Equity increased $715 million from December 31, 2008 to $6.1 billion, driven primarily by our 2009 net income of $574 million, stock compensation expense of $152 million, and a $290 million decrease in our accumulated other comprehensive loss, partially offset by share repurchases of $250 million and $124 million of dividends to shareholders.

Accumulated other comprehensive loss decreased $290 million since December 31, 2008, reflecting the following:

•                  an improvement in net foreign currency translation adjustments of $223 million attributable to the weakening of the U.S. dollar against foreign currencies,

•                  net unrealized investment losses of $10 million,

•                  net derivative gains of $6 million, and

•                  a decrease in the net post-retirement benefit obligation of $71 million, reflecting a remeasurement of the U.S. qualified defined benefit plan associated with the decision to cease crediting future benefits relating to salary and service period.

Variable Interest Entities

Juniperus Insurance Opportunity Fund Limited (“Juniperus”), a VIE, is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks. In 2008, a subsidiary of Aon acquired a 76% equity interest in the Juniperus’ Class A shares.  The equity interest has been reduced to 41% at September 30, 2009.  Also in 2008, Juniperus Capital Holdings Limited (“JCHL”) was formed to provide investment management and related services to Juniperus.  Aon currently has 73% of the economic and voting interest of JCHL.  Based on Aon’s interest in Juniperus, it is subject to a majority of the expected residual returns and losses.  Similarly, Aon’s equity and economic interest in JCHL would cause it to absorb a majority of JCHL’s expected losses.  Therefore, Aon is considered the primary beneficiary of both companies, and as such these entities have been consolidated.  At September 30, 2009, Juniperus and JCHL together had assets of $194 million and liabilities of $51 million.  For Juniperus, if a disaster such as wind, earthquakes or other named catastrophe occurs, the value of our investment, which is approximately $59 million at September 30, 2009, could be impaired.  Our investment represents a $50 million equity investment, a $5 million loan, and our net earnings to date of $4 million.

Globe Re Limited (“Globe Re”) was a limited-life reinsurance vehicle. In June 2008, Globe Re entered into a reinsurance agreement with a third party reinsurance company, whereby Globe Re provided reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by the third party.  The reinsurance coverage was for a one-year period, which ended on June 1, 2009.  Aon consolidated Globe Re because we owned an 85% equity economic interest and it was deemed that we were the primary beneficiary.  In connection with the winding up of its operations, during June 2009 Globe Re repaid its $100 million of short-term debt from available cash.  In early July 2009, Aon’s equity investment of $25 million in Globe Re was also repaid.  Globe Re was fully liquidated in third quarter 2009.

Restructuring Initiatives

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our merger with Benfield in 2008.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations. Additionally, duplicate space and assets will be abandoned.  The Company originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million which was expected to result in future charges to earnings.  The Company currently estimates the Plan will result in cumulative costs totaling approximately $155 million.

As of September 30, 2009, approximately 450 jobs have been eliminated under this Plan.  The Company has recorded $15 million and $45 million of restructuring and related charges in the third quarter and nine months of 2009, respectively.  Total payments of $60 million have been made under this Plan to date.  Additionally, in the third quarter 2009, the Company reduced an accrual recorded as part of the Benfield purchase price allocation by $27 million to reflect actual severance costs being lower than originally estimated.

All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Charges related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects theses restructuring activities and related expenses to affect continuing operations into 2011.

The restructuring plan, before any potential reinvestment of savings, is now expected to deliver cumulative cost savings of approximately $45-50 million in 2009, $90-100 million in 2010 and $122 million in 2011.  We realized approximately $14 million and $28 million of cost savings in the third quarter and nine months of 2009, respectively.  All of the components of the restructuring plan are not finalized and actual savings, total costs and timing may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and to foreign exchange rates.

The following is a summary of the restructuring and related expenses by type and estimated to be incurred through the end of the restructuring initiative related to the merger and integration of Benfield (in millions):

	Actual
	Purchase Price Allocation	Third Quarter 2009	Nine Months 2009	Total to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$51	$6	$31	$82	$97
Lease consolidation	24	7	11	35	47
Asset impairments	—	1	2	2	8
Other costs associated with restructuring (2)	2	1	1	3	3
Total restructuring and related expenses	$77	$15	$45	$122	$155

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

(2)          Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The 2007 Plan includes an estimated 4,100 job eliminations.  As of September 30, 2009, approximately 2,700 positions have been eliminated.  The Company has closed or consolidated several offices resulting in sublease losses or lease buy-outs.  The Company currently estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $700 million.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in compensation and benefits, other general expenses, and depreciation and amortization in the accompanying condensed consolidated statements of income.  The Company expects the restructuring and related expenses to affect continuing operations through the first half of 2010.  We realized approximately $68 million and $161 million of cost savings in the third quarter and nine months 2009, respectively.  We now anticipate that these initiatives will lead to cost savings, before any potential reinvestment of savings, of approximately $240-$245 million in 2009, and $467 million of annualized cost savings by the end of 2010.  However, there can be no assurances that we will achieve the targeted savings.

The following table summarizes the 2007 restructuring and related expenses by type incurred and estimated to be incurred through the end of the restructuring initiative (in millions):

	Actual					Estimated
	2007	2008	Third Quarter 2009	Nine Months 2009	Total Incurred to Date	Total Cost for Restructuring Period (1)
Workforce reduction	$17	$166	$48	$118	$301	$470
Lease consolidation	22	38	29	56	116	145
Asset impairments	4	18	3	7	29	38
Other costs associated with restructuring (2)	3	29	4	11	43	47
Total restructuring and related expenses	$46	$251	$84	$192	$489	$700

(1)          Actual costs, when incurred, will vary due to changes in the assumptions built into this plan.  Significant assumptions likely to change when plans are approved include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)          Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

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

The following table summarizes actual restructuring and related expenses incurred and estimated to be incurred through the end of the restructuring initiative, by segment (in millions):

	Actual					Estimated
	2007	2008	Third Quarter 2009	Nine Months 2009	Total Incurred to Date	Total Cost for Restructuring Period
Risk and Insurance Brokerage Services	$41	$234	$69	$171	$446	$645
Consulting	5	17	15	21	43	55
Total restructuring and related expenses	$46	$251	$84	$192	$489	$700

Off Balance Sheet Arrangements

Premium Financing Operations

In December 2008, we signed a definitive agreement to sell our U.S. operations of the premium finance business (Cananwill).  In connection with our sale of the U.S. premium finance business, we have guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at September 30, 2009, was $42 million, if losses exceed the historical credit loss reserve for the business.  Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender’s right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier.  We do not expect to incur any significant losses related to this guarantee.  This disposition was completed in February 2009.

Some of our U.K., Canadian, and Australian subsidiaries originated short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sold these premium finance agreements to unaffiliated companies in whole loan sales.  Prior to August 2009, these loans were sold in securitization transactions that met the criteria for sale accounting under current accounting principles.  In June and July of 2009, we entered into agreements with third parties with respect to our international premium finance businesses (collectively, the “Cananwill International Agreements”).  As a result of the Cananwill International Agreements the third parties began originating, financing and servicing premium finance loans generated by referrals from our brokerage operations.  We expect to cease financing and servicing premium finance loans by year-end 2009.  The third parties did not acquire the existing portfolio of our premium finance loans, and as such we did not extend any guarantees under these agreements.

In the U.K., premium finance agreements have been sold to a special purpose entity (“SPE”), which is considered a QSPE.  The QSPE funds its purchases of premium finance agreements by selling undivided beneficial interests in the agreements to a multi-seller commercial paper conduit SPE sponsored by unaffiliated banks (“Bank SPEs”). In Canada and Australia, undivided interests in the premium finance agreements were sold directly to Bank SPEs.  The Bank SPEs are variable interest entities as defined under current accounting principles.  The QSPE used in the U.K. is not consolidated in our financial statements because the criteria for sale accounting have been met.  For the Canadian and Australian sales, we determined that non-consolidation of the Bank SPEs is appropriate because we are not their primary beneficiary.

Our variable interest in the Bank SPEs in these jurisdictions is limited to our retained interests in premium finance agreements sold to the Bank SPEs.  We review all material off-balance sheet transactions annually or whenever a reconsideration event occurs for the continued propriety of our accounting.  Our interest in the Bank SPEs will diminish as the loans sold through securitization arrangements prior to August 2009 are collected.

Pursuant to the agreements, the total amount that can be advanced by the Bank SPEs on premium finance agreements sold to them at any one time is limited by formula to a percentage of the uncollected balance of the sale agreements.  The outstanding balance of sold portfolios at September 30, 2009 was $207 million, and the Bank SPEs had advanced $158 million.  The outstanding balance of sold portfolios at December 31, 2008 was $1.1 billion, and the Bank SPEs had advanced $981 million.

We record gains on the sale of premium finance agreements.  When we calculate the gain, we include all costs we expect to incur for the relevant Bank SPEs.  The gains, which are included in commissions, fees and other revenue in the condensed consolidated statements of income, were $3 million and $9 million for the three months ended September 30, 2009 and 2008, respectively, and $17 million and $41 million for the nine months ended September 30, 2009 and 2008, respectively.

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

The third-party bank sponsors or other participants in the Bank SPEs provide the liquidity support and bear the credit risks on the receivables, subject to limited recourse, in the form of over-collateralization provided by us

(and other sellers) as required by the sales agreements.  The over-collateralization of our sold receivables represents our maximum exposure to credit-related losses, and was approximately $30 million at September 30, 2009.  We continually review our retained interest in the sold portfolio, taking into consideration credit loss trends in the sold portfolio, conditions in the credit markets and other factors, and adjust its carrying value accordingly.

PEPS I

In 2001, we sold the vast majority of our limited partnerships (“LP”) portfolio, valued at $450 million, to PEPS I, a QSPE.  The common stock interest in PEPS I is held by a limited liability company owned by us (49%) and by a charitable trust, which we do not control (51%).  We do not include PEPS I’s assets and liabilities and operations in our consolidated financial statements.

In 2001, PEPS I sold approximately $171 million of investment grade fixed-maturity securities to unaffiliated third parties.  PEPS I then paid our insurance underwriting subsidiaries the $171 million in cash and issued them an additional $279 million in fixed-maturity and preferred stock securities.

As part of this transaction, we are required to purchase additional fixed-maturity securities from PEPS I in an amount equal to the unfunded LP commitments as they are requested.  These fixed-maturity securities are rated below investment grade.  No commitments were funded by us in either the third quarter or nine months of 2009.  As of September 30, 2009, unfunded commitments amounted to $42 million.  These commitments have specific expiration dates, and the general partners may decide not to draw on these commitments.

We received $1 million in income distributions from our preferred investment in PEPS I in the third quarter 2009, versus $28 million in third quarter 2008.  We received $2 million and $30 million in distributions in the first nine months of 2009 and 2008, respectively.  Any distributions are included in investment income.  Whether we receive additional preferred returns will depend on the performance of the LP interests underlying PEPS I, which we expect to vary from period to period.  We do not control the timing of the distributions.

We derive the estimated fair value of our $90 million preferred stock investments in PEPS I primarily from valuations received from the general partners of the LP interests held by PEPS I.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include restructuring, pensions, contingencies, intangible assets, share-based payments, and income taxes, as discussed in our 2008 Annual Report on Form 10-K.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At September 30, 2009, we have hedged approximately 39% and 34% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Third quarter and nine months 2009 diluted earnings per share were negatively impacted by approximately $0.01 and $0.06, respectively, related to translation losses.

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

Changes in internal control over financial reporting.  In November 2008, the Company acquired Benfield Group Limited and its subsidiaries (“Benfield”).  As a result, we have expanded our internal controls over financial reporting to include the Benfield operations. Integration of Benfield’s operations, along with the related internal controls, into Aon’s organization is expected to continue throughout 2009 and 2010.  Future material changes to internal controls, if applicable, will be disclosed in accordance with SEC requirements.  Other than the changes above, no other changes in Aon’s internal control over financial reporting occurred during third quarter 2009 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 (Contingencies) to the condensed consolidated financial statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
7/1/09 – 7/31/09	—	$—	—	$729,501,374
8/1/09 – 8/31/09	3,041,150	41.08	3,041,150	$604,579,159
9/1/09 – 9/30/09	—	—	—	$604,579,159
Total	3,041,150	$41.08	3,041,150

(1)         Does not include commissions paid to repurchase shares.

(2)         In fourth quarter 2007, the Company announced that its Board of Directors had increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through September 30, 2009, the Company has repurchased 97.3 million shares of common stock at an average price (excluding commissions) of $41.08 per share for an aggregate purchase price of $4.0 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program is $605 million, with no termination date.

ITEM 6.	EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

November 3, 2009	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

AON CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges

12.2	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code

99.1	Aircraft Dry Lease made effective as of December 19, 2003 by and between 17AN Leasing, LLC and Aon Corporation
99.2	Aircraft Dry Lease made effective as of December 19, 2007 by and between Global Leasing, Inc. and Aon Corporation
99.3	Notice of Termination of Aircraft Dry Leases by and between 17AN Leasing, LLC, Globe Leasing, Inc. and Aon Corporation
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document