Form 10-K
period 2009-12-31
AON CORP
filed 2010-02-26
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company.)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 30, 2009, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $10,364,352,829 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.

         Number of shares of common stock outstanding as of January 29, 2010 was 266,851,500.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Aon Corporation's Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 21, 2010 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

 PART I

Item 1.    Business.

OVERVIEW

        Aon Corporation (which may be referred to as "Aon," "the Company," "we," "us," or "our") provides risk management and human capital consulting services, delivering distinctive client value via innovative and effective risk management solutions, including insurance and reinsurance brokerage and workforce productivity solutions. Aon's technical expertise is delivered locally through colleagues worldwide.

        We serve clients through the following businesses:

  •
  Risk and Insurance Brokerage Services business acts as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through our global distribution network.

  •
  Consulting business provides advice and services to clients related to health and benefits, retirement, compensation, strategic human capital, and human resource outsourcing.

        Our clients include corporations and businesses, insurance companies, professional organizations, independent agents and brokers, governments, and other entities. We also serve individuals through personal lines, affinity groups, and certain specialty operations.

        In November 2008, we expanded our Risk and Insurance Brokerage Services product offerings through the merger with Benfield Group Limited ("Benfield"), a leading independent reinsurance intermediary. Benfield products have been integrated with our existing reinsurance products.

        In April 2008, we completed the sale of our Combined Insurance Company of America ("CICA") and Sterling Insurance Company ("Sterling") subsidiaries, which represented the majority of the operations of our former Insurance Underwriting segment. In August 2009, we completed the sale of our remaining property and casualty insurance underwriting operations that were in run-off. The results of all of these operations are reported in discontinued operations for all periods presented.

        Aon was incorporated in 1979 under the laws of Delaware, and is the parent corporation of both long-established and acquired companies. We have approximately 36,200 employees and conduct our operations through various subsidiaries in more than 120 countries and sovereignties.

BUSINESS SEGMENTS

Risk and Insurance Brokerage Services Segment

        The Risk and Insurance Brokerage Services segment generated approximately 83% of our consolidated total revenues in 2009, and has approximately 28,800 employees worldwide. We provide risk and insurance brokerage and related services in this segment primarily through our Aon Risk Services and Aon Benfield companies.

Principal Products and Services

        We operate in this segment through two product lines: retail brokerage and reinsurance brokerage.

        Retail brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement, and captive management services. The Americas' operations provide products and services to clients in North, Central and South America, the Caribbean, and Bermuda. Our United Kingdom; Europe, Middle East & Africa; and Asia Pacific operations offer similar products and services to clients throughout the rest of the world.

        Our employees draw upon our global network of resources, industry-leading data and analytics, and specialized expertise to deliver value to clients ranging from small and mid-sized businesses to multi-national corporations as well as individuals in need of personal coverage. We work with clients to identify their business needs and help them assess and understand their total cost of risk. Once we have gained an understanding of our client's risk management needs, we are able to leverage our global network and implement a customized risk approach with local Aon resources. The outcome is a comprehensive risk solution provided locally and personally. The "Client Promise" enables our colleagues around the globe to describe, benchmark and price the value we deliver to clients in a unified approach, based on the ten most important criteria that our clients believe are critical to managing their total cost of risk.

        Knowledge and foresight, unparalleled benchmarking and carrier knowledge are the qualities at the heart of our professional services excellence. With advanced technology such as our Global Risk Insight PlatformSM, we are uniquely positioned to provide clients with insights into market conditions, premium rates and best practices in program design, across all industries and economic centers.

        As a retail broker, we serve as an advisor to clients and facilitate a wide spectrum of risk management solutions for property liability, general liability, professional and directors' and officers' liability, workers' compensation, and additional exposures. Our business is comprised of several specialty areas structured around specific product and industry needs.

        We deliver specialized advice and services in such industries as technology, financial services, agribusiness, aviation, construction, health care and energy, among others. Through our global Affinity business, we provide products for professional liability, life, disability income and personal lines for individuals, associations and businesses around the world.

        In addition, we are a major provider of risk consulting services, including captive management, that provide our clients with alternative vehicles for managing risks that would be cost-prohibitive or unavailable in traditional insurance markets.

        Finally, our eSolutions products enable clients to manage risks, policies, claims and safety concerns efficiently through an integrated technology platform.

        Reinsurance brokerage offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization, and evaluate and mitigate catastrophic loss exposures worldwide. An insurance or reinsurance company may seek reinsurance or other risk-transfer solutions on all or a portion of the risks it insures. To accomplish this, our reinsurance brokerage services use dynamic financial analysis and capital market alternatives, such as transferring catastrophe risk through securitization. Reinsurance brokerage also offers investment banking products and services.

        We act as a broker or intermediary for all classes of reinsurance. We place two main types of property and casualty reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks, and facultative reinsurance, which entails the transfer of part or all of the coverage provided by a single insurance policy. We also place specialty lines such as professional liability, medical malpractice, accident, life and health.

        We also provide actuarial, enterprise risk management, catastrophe management and rating agency advisory services. We have also developed tools and models that help our clients understand the financial implications of natural and man-made catastrophes around the world. Aon Benfield Securities provides global investment banking services for insurance and reinsurance clients. In this capacity, Aon Benfield Securities is recognized as a leader in: (i) the structuring, underwriting and trading of insurance-linked securities; (ii) the arrangement of financing for insurance and reinsurance companies, including Lloyd's syndicates; and (iii) providing advice on strategic and capital alternatives, including mergers and acquisitions.

Compensation

        We generate revenues through commissions, fees from clients, and compensation from insurance and reinsurance companies for services we provide to them. Commission rates and fees vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to an insurer or reinsurer, and the capacity in which we act. Payment terms are competitive with current industry practice.

        We typically hold funds on behalf of clients as a result of premiums received from clients and claims due to clients that are in transit from insurers. These funds held on behalf of clients are generally invested in interest-bearing premium trust accounts and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers. We earn interest on these accounts. However, the principal is segregated and not available for general operating purposes.

Competition

        The risk and insurance brokerage services business is highly competitive, and we compete primarily with two other global insurance brokers, Marsh & McLennan Companies, Inc. and Willis Group Holdings Ltd., in addition to numerous specialists, regional and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses that do not fall into the categories above, including commercial and investment banks, accounting firms, and consultants that provide risk-related services and products. We are ranked as the largest retail insurance broker worldwide based on pure brokerage operations, as well as the largest worldwide reinsurance broker, and we have been recognized by the readers of Business Insurance magazine as the leading retail/agent broker with greater than $250 million in revenue for the last three consecutive years.

Seasonality

        The Risk and Insurance Brokerage Services segment typically experiences higher revenues in the fourth and first calendar quarters of each year, primarily due to the timing of policy renewals.

Consulting

        The Consulting segment generated approximately 17% of our consolidated total revenues in 2009. This segment has approximately 6,400 employees worldwide with operations in the U.S., Canada, the U.K., Europe, South Africa, Latin America, and the Asia Pacific region.

Principal Products and Services

        We provide products and services in this segment primarily through Aon Consulting, offering a broad range of consulting services in the following practice areas:

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

        Retirement specializes in providing global actuarial services, defined contribution consulting, investment consulting, tax and ERISA consulting, and pension administration.

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

        Aon Consulting works to maximize the value of clients' human resources spending, increase employee productivity, and improve employee performance. Our approach addresses a trend toward more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers — in order that they can provide benefit options suited to individual needs.

        Our consulting professionals work with their clients to identify options in human resource outsourcing and process improvements. Prime areas where companies choose to use outsourcing services include the assessment and selection of job candidates, employment processing, training and development, benefits administration, and the individual benefits enrollment process.

Compensation

        Revenues are principally derived from fees paid by clients for advice and services. In addition, insurance companies pay us commissions for placing individual and group insurance contracts, primarily life, health and accident coverages, and pay us fees for consulting and other services that we provide to them. Payment terms are competitive with current industry practice.

Competition

        Our consulting business faces strong competition from other worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms. Some of our competitors provide administrative or consulting services as an adjunct to other primary services. Based on total revenues, we believe we are among the top five largest employee benefits consultants in the world.

Seasonality

        Due to buying patterns in the markets we serve, revenues tend to be slightly higher in the fourth quarter.

Licensing and Regulation

        Our business activities are subject to licensing requirements and extensive regulation under U.S. federal and state laws, as well as the laws of other countries in which we operate. See the discussion contained in the "Risk Factors" section in Part I, Item 1A of this report for information regarding how actions by regulatory authorities or changes in legislation and regulation in the jurisdictions in which we operate may have an adverse effect on our business.

Risk and Insurance Brokerage Services

        Regulatory authorities in the states or countries in which the operating subsidiaries of our Risk and Insurance Brokerage Services segment conduct business may require individual or company licensing to act as producers, brokers, agents, third party administrators, managing general agents, reinsurance intermediaries, or adjusters.

        Under the laws of most states in the U.S. and most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking producers', brokers' and agents' licenses to transact business in the state or country. The operating terms may vary according to the licensing requirements of the particular state or country, which may require, among other things, that a firm operate in the state or country through a local corporation. In a few states and countries, licenses may be issued only to individual residents or locally owned business entities. In such cases, our subsidiaries either have such licenses or have arrangements with residents or business entities licensed to act in the state or country.

        Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by state agencies in the U.S., by the Financial Services Authority ("FSA") in the U.K., and by various regulatory agencies and other supervisory authorities in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, limits on commission rates, and mandatory remuneration disclosure requirements.

        Insurance authorities in the U.S. and certain other jurisdictions in which our subsidiaries operate, including the FSA in the U.K., also have enacted laws and regulations governing the investment of funds, such as premiums and claims proceeds, held in a fiduciary capacity for others. These laws and regulations generally require the segregation of these fiduciary funds and limit the types of investments that may be made with them.

        Further, certain of our business activities within the Risk and Insurance Brokerage Services segment are governed by other regulatory bodies, including investment, securities and futures licensing authorities. In the U.S., Aon Consulting, Aon Risk Services and Aon Benfield utilize Aon Benfield Securities, Inc., a U.S.-registered broker-dealer and investment advisor, member of FINRA/SIPC, and an indirect, wholly-owned subsidiary of Aon, for investment banking services and other broker-dealer activities.

Consulting

        Certain of the retirement-related consulting services provided by Aon Consulting and its subsidiaries and affiliates are subject to the pension and financial laws and regulations of applicable jurisdictions, including oversight and/or supervision by the Securities and Exchange Commission ("SEC") in the U.S., the FSA in the U.K., and regulators in other countries. In addition, other services provided by Aon Consulting and its subsidiaries and affiliates, such as trustee services, investment services (including advice to clients on the investment of personal pension assets and assumption of discretionary investment management responsibilities) and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment, and securities and/or insurance laws and regulations and/or supervision by national regulators.

Clientele

        Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 10% of our consolidated total revenues in 2009. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2009.

Segmentation of Activity by Type of Service and Geographic Area of Operation

        Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 19, "Segment Information" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Employees

        At December 31, 2009, we employed approximately 36,200 employees, of which approximately 10,600 work in the U.S.

Information Concerning Forward-Looking Statements

        This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They use words such as "anticipate," "believe," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," and other similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would." You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

  •
  general economic conditions in different countries in which we do business around the world;

  •
  changes in global equity and fixed income markets that could affect the return on invested assets;

  •
  fluctuations in exchange and interest rates that could impact revenue and expense;

  •
  rating agency actions that could affect our ability to borrow funds;

  •
  changes in the funded status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

  •
  changes in the competitive environment;

  •
  our ability to implement restructuring initiatives and other initiatives intended to yield cost savings and the ability to achieve those cost savings;

  •
  the impact on risk and insurance services commission revenues of changes in the availability of, and the premium insurance carriers charge for, insurance and reinsurance products, including the impact on premium rates and market capacity attributable to catastrophic events;

  •
  the outcome of inquiries from regulators and investigations related to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws;

  •
  the impact of investigations brought by U.S. state attorneys general, U.S. state insurance regulators, U.S. federal prosecutors, U.S. federal regulators, and regulatory authorities in the U.K. and other countries;

  •
  the impact of class actions and individual lawsuits including client class actions, securities class actions, derivative actions and ERISA class actions;

  •
  the cost of resolution of other contingent liabilities and loss contingencies, including potential liabilities arising from errors and omissions claims against us;

  •
  the extent to which we retain existing clients and attract new business, and our ability to incentivize and retain key employees;

  •
  the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our businesses and the possibility of conflicting regulatory requirements across jurisdictions in which we do business; and

  •
  our ability to realize the anticipated benefits of the Benfield merger.

        Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the "Risk Factors" section in Part I, Item 1A of this report.

Website Access to Reports and Other Information

        Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are made available free of charge through our website (http://www.aon.com) as soon as practicable after such material is electronically filed with or furnished to the SEC. Also posted on our website are the charters for our Audit, Compliance, Organization and Compensation, Governance/Nominating and Finance Committees, our Governance Guidelines, our Code of Conduct and our Code of Ethics for Senior Financial Officers. Within the time period required by the SEC and the New York Stock Exchange ("NYSE"), we will post on our website any amendment to or waiver of the Code of Ethics for Senior Financial Officers, as well as any amendment to the Code of Conduct or waiver thereto applicable to any executive officer or director. The information provided on our website is not part of this report and is therefore not incorporated herein by reference.

Item 1A.    Risk Factors.

        The following discussion of risk factors contains "forward-looking statements," as discussed in the "Business" section of Part I, Item 1 of this report. These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" ("MD&A") section in Part II, Item 7, and the

Consolidated Financial Statements and related notes in the "Financial Statements and Supplementary Data" section of Part II, Item 8 of this report.

        We caution the reader that the following risk factors, and those risk factors described elsewhere in this report, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.

  Our results may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance industries.

        Our results have historically been subject to significant fluctuations arising from uncertainties and changes in the insurance industry. A significant portion of our Risk and Insurance Brokerage Services revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We have no control over premium rates, and our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to pricing cyclicality in the commercial insurance and reinsurance markets.

        In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to "self-insure," the use of so-called "captive" insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs.

  Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

        Since the Attorney General of New York ("NYAG") brought charges against one of our competitors in 2004, there has been uncertainty concerning then longstanding methods of compensating insurance brokers. Soon after the NYAG brought those charges, Aon and certain other large insurance brokers announced that they would terminate contingent commission arrangements with underwriters and, during the period 2005 through 2008, Aon and three other large insurance brokers entered into agreements with a number of state attorneys general and insurance regulators in which they covenanted to refrain from taking contingent commissions. Most other insurance brokers, however, continued to enter into contingent commission arrangements, and regulators have not taken action consistently to end or prohibit such arrangements. In July 2008, New York regulators held hearings on potential rules relating to insurance producer compensation and disclosures. As a result of those hearings and public comments, New York regulators promulgated Regulation No. 194 in February 2010, which is expected to be effective January 1, 2011. Regulation No. 194 does not prohibit producers from accepting contingent commissions as compensation from insurers, but does obligate all insurance producers to abide by certain minimally prescribed uniform standards of compensation disclosure. Effective as of February 11, 2010, we entered into an amended and restated agreement (the "Amended Settlement Agreement") with the Attorneys General of the States of New York, Illinois and Connecticut, the Director of the Division of Insurance, Illinois Department of Insurance, and the Superintendent of Insurance of the State of New York, which supersedes and replaces the earlier agreement with those regulators. The Amended Settlement Agreement requires us, among other things, to provide, throughout the United States, compensation disclosure that complies, at a minimum, with the requirements of Regulation 194 or the provisions of the original settlement agreement with those regulators. The Amended Settlement Agreement also requires compliance with any rules, regulations or guidance issued by the attorneys general or insurance departments of Illinois, Connecticut and any other states in which we conduct business. The Amended Settlement Agreement does not prohibit us from accepting contingent compensation. Notwithstanding the Amended Settlement Agreement, we remain bound by: (1) the Settlement Agreement entered into in 2008 between Aon and the Florida

Department of Financial Services, the Florida Department of Legal Affairs, Office of the Attorney General, and the Florida Office of Insurance Regulation; and (2) the Agreement entered in 2006 between certain insurance regulator members of the National Association of Insurance Commissioners of 29 states, the District of Columbia, and Guam and Aon, both of which prohibit us from accepting or requesting of any insurer contingent compensation and impose certain business reforms.

  Our results may be adversely affected by the impact that disruptions in the credit and financial markets have on our customers and the insurance industry.

        Beginning in late 2008 and continuing throughout 2009, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Continued volatility and further deterioration in the credit markets may reduce our customers' demand for our brokerage and reinsurance services and products, including increasing their levels of self-insurance. Other clients may be significantly impacted by credit pressures or other financial difficulties which could result in their insolvency. These events could negatively impact our results of operations and financial condition. In addition, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce placement of certain lines and types of insurance and reduce our revenues and profitability. The potential for an insurer to fail could also result in errors and omissions claims against us by clients.

        The current economic conditions have also created significant uncertainty in the industries in which our consulting operations participate. A severe and/or prolonged economic downturn could hurt our clients' financial condition and the levels of business activities in the industries and geographies where we operate. These challenges may reduce demand for some of our services or depress pricing of those services and have an adverse effect on our business and results of operations.

  We face significant competitive pressures in each of our businesses.

        We believe that competition in our brokerage lines of business is based on service, product features, price, commission structure, financial strength and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers and brokers.

        We encounter strong competition for both clients and professional talent in our insurance brokerage and risk management services operations from other insurance brokerage firms that also operate on a nationwide or worldwide basis, from a large number of regional and local firms throughout the world, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk related services and products. Our consulting operations compete with independent consulting firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world.

  We may not realize all of the expected benefits from our restructuring plans.

        We announced a global restructuring plan (the "Aon Benfield Plan") in connection with our merger with Benfield in 2008. The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 700 job eliminations, the closing or consolidation of several offices, asset impairments and other expenses necessary to implement these initiatives. We estimate that the Aon Benfield Plan will result in cumulative costs totaling approximately $155 million over a three-year period, of which $55 million of these costs were included in the purchase price allocation and $100 million of which have been or will be charged to earnings. We anticipate that our annualized savings from the Aon Benfield Plan will be approximately $122 million in 2011. We cannot assure that we will achieve the targeted savings.

        In 2007, we announced a global restructuring plan intended to create a more streamlined organization and to reduce future expense growth to better serve clients (the "2007 Plan"). As a result, we have adopted restructuring initiatives that are expected to result in the elimination of an estimated 4,600 employee positions, the closing or consolidation of various offices, asset impairments and other expenses necessary to implement these initiatives. We estimate that the 2007 Plan will result in cumulative pretax charges of $750 million. We anticipate that our annualized savings from the 2007 Plan will be approximately $536 million by the end of 2010. We cannot assure that we will achieve the targeted savings.

  Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.

        Operating funds available for corporate use and funds held on behalf of clients and insurers were $639 million and $3.3 billion, respectively, at December 31, 2009. These funds are reported in cash, short-term investments, and fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2009, these long-term investments had a carrying value of $319 million. Changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. For example, changes in domestic and international interest rates directly affect our income from cash balances and short-term investments. Similarly, general economic conditions, stock market conditions and other factors beyond our control affect the value of our long-term investments. We monitor our portfolio for other-than-temporary impairments in carrying value. For securities judged to have an other-than-temporary impairment, we write down the value of those securities and recognize a realized loss through the Consolidated Statement of Income.

  Our pension obligations could adversely affect our stockholders' equity, net income, cash flow and liquidity.

        To the extent that the present value of the pension obligations associated with our major plans continue to exceed the value of the assets supporting those obligations, our financial position and results of operations may be adversely affected. In certain previous years, there have been declines in interest rates. As a result of lower interest rates and investment returns, the present value of plan liabilities increased faster than the value of plan assets, resulting in significantly higher unfunded positions in several of our major pension plans.

        We currently plan on contributing approximately $381 million to our major pension plans in 2010, although we may elect to contribute more. Total cash contributions to these pension plans in 2009 were $437 million, which was an increase of $260 million from 2008.

        The magnitude of our worldwide pension plans means that our pension expense is comparatively sensitive to various market factors. These factors include equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes and counterparty exposure from various investments and derivative contracts, including annuities. Variations in any of these factors could cause significant fluctuation in our financial position and results of operations from year to year.

        The periodic revision of pension assumptions can materially change the present value of future benefits, and therefore the funded status of the plans and resulting periodic pension expense. Changes in our pension benefit obligations and the related net periodic costs or credits may occur in the future due to any variance of actual results from our assumptions. As a result, there can be no assurance that we will not experience future decreases in stockholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those that have been estimated.

  We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

        We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. We have historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters. However, we have exhausted or materially depleted our coverage under some of the policies that protect us and, consequently, are self-insured or materially self-insured for some historical claims. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income.

        At the time of the 2004-05 investigation of the insurance industry by the NYAG and other regulators, purported classes of clients filed civil litigation against us and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act ("RICO") theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs' federal antitrust and RICO claims in separate orders in August and October 2007, respectively. Plaintiffs have appealed these dismissals. We believe we have meritorious defenses in all of these cases and intend to vigorously defend ourselves against these claims. The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        Also at the time of the NYAG investigation, putative classes filed actions against us in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action originally submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions originally submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million. To protect against the uncertain outcome of litigation and to contain exposure to us, we settled the securities suit for $30 million in 2009 and have reached an agreement in principle to settle the ERISA suit for $1.8 million. On November 24, 2009, the Court entered a final order approving the settlement and dismissing the securities suit. The proposed ERISA settlement is subject to documentation, notice and court approval.

        Following inquiries from regulators, we commenced an internal review of our compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). In January 2009, Aon Limited, our principal U.K. brokerage subsidiary, entered into a settlement agreement with the FSA to pay a £5.25 million fine arising from its failure to exercise reasonable care to establish and maintain effective systems and controls to counter the risks of bribery arising from the use of overseas firms and individuals who helped it win business. The SEC and the U.S. Department of Justice ("DOJ") continue to investigate these matters. We are fully cooperating with these investigations and have agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations. Based on current information, we are unable to predict at this time when the SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

        A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of ours, Resource Life Insurance Company. The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premiums to policyholders whose loans terminated before the end of their scheduled terms. In connection with the sale of Resource Life in 2006, we agreed to indemnify Resource Life's buyer in certain respects relating to this action. We believe that Resource Life has meritorious defenses, and Resource Life is vigorously defending this action. In October 2009, the court certified a nationwide class of policyholders whose loans terminated before the end of their scheduled terms and who Resource Life cannot prove received a refund of unearned premium. Resource Life has taken an appeal from that decision. Also in October 2009, we filed a lawsuit in Illinois state court seeking a declaratory judgment with respect to our and Resource Life's rights and obligations under the indemnity agreement. The outcome of the actions, and the amount of any losses or other payments that may result, cannot be predicted at this time.

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

        In addition to the matters referred to above, we provide a variety of guarantees and indemnifications to our customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable which are deemed to be probable and estimable are accrued in our consolidated financial statements.

        We have total letters of credit ("LOC") outstanding for approximately $153 million at December 31, 2009. These letters of credit are for the benefit of Virginia Surety Company ("VSC") related to a non-performance risk of reinsurers of VSC's worker's compensation business in California, a LOC that secures deductible retentions for our own workers compensation program, and LOCs to cover the beneficiaries related to our Canadian pension plan scheme, secure one of our U.S. pension plans, and to cover contingent payments for taxes and other business obligations to third parties.

  We are subject to E&O claims against us.

        We assist our clients with various matters, including the placement of insurance coverage or employee benefit plans and the handling of related claims. E&O claims against us may allege our potential liability for all or part of the amounts in question. E&O claims could include, for example, the failure of our employees or sub agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, E&O claims may seek damages, including punitive damages, in amounts that could, if awarded, be significant and, in addition to potential liability for monetary damages, could harm our reputation or divert management resources away from operating our business. In recent years, we have assumed increasing levels of self-insurance for potential E&O exposures. We use case level reviews by inside and outside counsel to establish loss reserves in accordance with applicable accounting standards. These reserves are reviewed quarterly and adjusted as developments warrant. Nevertheless, given the unpredictability of E&O claims and of litigation, it is possible that an adverse outcome in a particular matter could have a material adverse effect on our results of operations or cash flows in a particular quarterly or annual period.

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

  Our businesses are subject to extensive governmental regulation which could reduce our profitability, limit our growth, or increase competition.

        Our businesses are subject to extensive federal, state and foreign governmental regulation and supervision, which could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we sell or the methods by which we sell our products and services, or subjecting our businesses to the possibility of regulatory actions or proceedings. With respect to our Risk and Insurance Brokerage Services business, this supervision generally includes the licensing of insurance brokers and agents and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of other insurance companies. For instance, if we are providing managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

        Although the federal government does not directly regulate the insurance industry, federal legislation and administrative policies in several areas, including employee benefit plan regulation, Medicare, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, and the FCPA, do affect the insurance industry generally. For instance, several laws and regulations adopted by the federal government, including the Gramm Leach Bliley Act and the Health Insurance Portability and Accountability Act of 1996, have created additional administrative and compliance requirements for us.

        With respect to our international operations, we are subject to various regulations relating to, among other things, licensing, currency, policy language and terms, reserves and the amount of local investment. These various regulations also add to our cost of doing business through increased compliance expenses and increased training and employee expenses. Furthermore, the loss of a license in a particular jurisdiction could restrict or eliminate our ability to conduct business in that jurisdiction.

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

        In addition, new legislative or industry developments could create an increase in competition that could adversely affect us. These developments include:

  •
  the selling of insurance by insurance companies directly to insureds;

  •
  changes in our business compensation model as a result of regulatory actions or changes;

  •
  the establishment of programs in which state-sponsored entities provide property insurance in catastrophe prone areas or other alternative types of coverage;

  •
  changes in regulations relating to health and welfare plans, defined contribution plans or defined benefit plans; or

  •
  additional regulations promulgated by the FSA in the U.K., or other regulatory bodies in jurisdictions in which we operate.

        Competition resulting from these developments could cause the supply of, and demand for, our products and services to change, which could adversely affect our results of operations and financial condition.

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

        Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and they could have a material adverse impact on our financial results and cash flows. Our four largest exposures in order of sensitivity are the Euro, British Pound, Australian Dollar and Canadian Dollar. As slightly more than half of our pretax income is non-U.S. Dollar denominated, a weaker U.S. Dollar versus the Euro, Australian Dollar and Canadian Dollar, would produce more profitable results in our consolidated financial statements. Offsetting our normal translation exposure is our transactional exposure between the U.S. Dollar revenue and British Pound expense. In the U.K., part of our revenue is denominated in U.S. Dollars, although our operating expenses are denominated in British Pounds. Therefore, a stronger U.S. Dollar versus the British Pound would produce more profitable results in our consolidated financial statements. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the U.S. Dollar relative to foreign currencies could increase the real cost to our customers in foreign markets where we receive our revenue in U.S. Dollars, and a weakened U.S. Dollar could potentially affect demand for our services.

        Although we use various derivative financial instruments to help protect against adverse transaction and translation effects due to exchange rate fluctuations, we cannot eliminate such risks, and significant changes in exchange rates may adversely affect our results.

  Each of our business lines may be adversely affected by an overall decline in economic activity.

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage and consulting businesses. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values. A growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients or by hampering our ability to place insurance and reinsurance business. Moreover, the results of our consulting business are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. As our clients become adversely affected by declining business conditions, they may choose to delay or forgo consulting engagements with us.

  We have debt outstanding that could adversely affect our financial flexibility.

        As of December 31, 2009, we had total consolidated debt outstanding of approximately $2.0 billion. The level of debt outstanding could adversely affect our financial flexibility. We also bear risk at the time debt matures. If at the time of maturity we do not have sufficient operating cash or credit lines to repay the borrowing and are unable to borrow from a third party in an amount sufficient to repay the maturing debt, then an event of default would occur.

        We have two primary committed credit facilities outstanding, one for our U.S. operations, the other for our European operations. The U.S. facility totals $400 million and matures in December 2012. It is intended as a back-up against commercial paper or to address capital needs in times of extreme liquidity pressure. At December 31, 2009, we had no borrowings under this facility. The Euro facility totals €650 million ($937 million at December 31, 2009 exchange rates) and matures in October 2010. It is intended as a revolving working capital line for our European operations. At December 31, 2009, we had no borrowings under this facility. Both facilities require certain representations and warranties to be made before drawing and both have the same financial covenants. The representations and warrants are standard for agreements of this type and include such things as: compliance with laws and contracts, timely filing of taxes, and insurance licenses in good standing. For both facilities, we are required to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of at least 4 to 1 and a ratio of consolidated debt to EBITDA of no greater than 3 to 1. At December 31, 2009, we could make all representations and warranties and were within our financial covenants.

  A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.

        A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, and reduce our financial flexibility. Our senior debt ratings at December 31, 2009 were BBB+ (Standard & Poor's and Fitch, Inc.) and Baa2 (Moody's Investor Services).

        A downgrade would increase our commercial paper interest rates or may result in our inability to access the commercial paper market altogether. We cannot assume that our financial position would not be adversely affected if we were unable to access the commercial paper market.

  Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

        We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including those relating to restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, and changes in accounting standards could have an adverse impact on our future financial position and results of operations.

  We are a holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.

        Our principal assets are the shares of capital stock of our subsidiaries. We have to rely on dividends from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. While our principal subsidiaries currently are not limited by material contractual restrictions on their abilities to pay cash dividends or to make other distributions with respect to their capital stock to us, certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate. These regulatory restrictions may limit the amounts that these subsidiaries can pay in dividends or advance to us. No assurance can be given that there will not be further regulatory actions restricting the ability of our subsidiaries to pay dividends. In addition, due to differences in tax rates, repatriation of funds from certain countries into the U.S. could have unfavorable tax ramifications for us.

  The occurrence of natural or man made disasters could adversely affect our financial condition and results of operations.

        We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods and tornadoes, and pandemic health events such as H1N1 influenza, as well as man-made disasters, including acts of terrorism and military actions. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

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

        Through our merger with Benfield, we acquired equity interests in Juniperus Insurance Opportunities Fund Limited ("Juniperus") and Juniperus Capital Holdings Limited ("JCHL"). Juniperus invests its equity in a limited liability company that is expected to invest in excess of 70% of its assets in collateralized reinsurance transactions through collateralized swaps with a reinsurance company, and the remaining assets in instruments such as catastrophe bonds, industry loss warrants and insurer or reinsurer sidecar debt and equity arrangements. JCHL provides investment management and related services to Juniperus. If a disaster such as wind, earthquakes or other named catastrophe occurs, we could lose some or all of our equity investment in Juniperus of approximately $73 million.

        As part of the Benfield merger, we acquired Benfield's equity stake in certain Florida-domiciled homeowner insurance companies. We maintain ongoing agreements to provide modeling, actuarial, and consulting services to these insurance companies. These firms' financial results could be adversely affected if assumptions used in establishing their underwriting reserves differ from actual experience. Reserve estimates represent informed judgments based on currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause estimates to vary. Additionally, a natural disaster occurring in Florida could increase the incidence or severity of E&O claims relating to these existing service agreements.

  Our inability to successfully recover should we experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

        Should we experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, our continued success will depend, in part, on the availability of our personnel, our office facilities, and the proper functioning of our computer, telecommunication and other related systems and operations. In such an event, our operational size, the multiple locations from which we operate, and our existing back-up systems would provide us with an important advantage. Nevertheless, we could still experience near-term operational challenges with regard to particular areas of our operations, such as key executive officers or personnel.

        Our operations are dependent upon our ability to protect our technology infrastructure against damage from business continuity events that could have a significant disruptive effect on our operations. We could potentially lose client data or experience material adverse interruptions to our operations or delivery of services to our clients in a disaster recovery scenario.

        We regularly assess and take steps to improve upon our existing business continuity plans and key management succession. However, a disaster on a significant scale or affecting certain of our key operating areas within or across regions, or our inability to successfully recover should we experience a disaster or other business continuity problem, could materially interrupt our business operations and cause material financial loss, loss of human capital, regulatory actions, reputational harm, damaged client relationships or legal liability.

  Improper disclosure of personal data could result in legal liability or harm our reputation.

        One of our significant responsibilities is to maintain the security and privacy of our clients' confidential and proprietary information and the personal data of their employees and retirement and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

        Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

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

  The global nature of our business and the resolution of tax disputes could create volatility in our effective tax rate, could expose us to greater than anticipated tax liabilities and could cause us to adjust previously recognized tax assets and liabilities.

        We are subject to income taxes in the U.S. and many foreign jurisdictions. As a result, our effective tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the timing and recognition of goodwill impairments, the transfer pricing of revenues and costs, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. Significant judgment is required in determining our worldwide provision for income taxes. It is complex to comply with a wide variety of foreign laws and regulations administered by foreign governmental agencies, some of which may conflict with the U.S. or other foreign law. Our determination of our tax liability is always subject to review by applicable tax authorities. Favorable resolution of such matters would typically be recognized as a reduction in our effective tax rate in the year of resolution. Conversely, unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. Such an adverse outcome could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While historically we have not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise.

  The anticipated benefits from the merger with Benfield may not be realized.

        The success of the merger with Benfield will depend, in part, on our ability to realize the anticipated benefits from combining the businesses of Aon and Benfield including, among other things, synergies, cost savings, operating efficiencies and the integration of information, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems. Although we expect to achieve the anticipated benefits of the merger, no assurance can be given that we will successfully combine the businesses of Aon and Benfield and that these anticipated benefits will actually be achieved because achieving such benefits is subject to a number of uncertainties. Additionally, the elimination of duplicative costs may not be possible or may take longer than anticipated, and the benefits from the merger may be offset by costs incurred or delays in integrating Benfield with Aon. If we are not able to achieve these objectives, the anticipated benefits and cost savings of the merger may not be realized fully or at all, or may take longer to realize than expected. If we fail to realize all or some of the benefits we anticipate from the acquisition or if we fail to realize those benefits in the anticipated time period, our results of operations may be adversely affected.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at 200 E. Randolph Street in Chicago, Illinois, where we occupy approximately 327,000 square feet of space under an operating lease agreement that expires in 2013. There are two five-year renewal options at current market rates. We also occupy significant space at 199 Water Street in New York, New York (339,000 square feet under a lease expiring in 2018), Devonshire Square and 55 Bishopsgate in London, United Kingdom (279,000 square feet under leases expiring in 2018 and 2023, respectively), 1000 N. Milwaukee Avenue in Glenview, Illinois (230,000 square feet under a lease expiring in 2017), and own a building at Paalbergweg 2-4, Amsterdam, the Netherlands (150,000 square feet).

        In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we occupy are adequate for the purposes for which they are currently used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 10 "Lease Commitments" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments at December 31, 2009.

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 18, "Commitments and Contingencies," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Executive Officers of the Registrant

        Our executive officers are elected by our Board of Directors at the meeting which is held following each annual meeting of our stockholders. Our executive officers were elected to their current positions on May 15, 2009 to serve until the meeting of the Board following the annual meeting of stockholders to be held on May 21, 2010. The information presented for executive officers, including with respect to ages and positions held, is shown as of December 31, 2009, unless otherwise noted.

Name	Age	Position
Gregory C. Case	47	President and Chief Executive Officer. Mr. Case became President and Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice.
Christa Davies	38

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

Andrew M. Appel	45

Chief Executive Officer, Aon Benfield; Chairman, Aon Consulting Worldwide, Inc. Mr. Appel became Chief Executive Officer of Aon Consulting Worldwide, Inc. in July 2005, and served in this capacity until March 2008, when he was named Chief Executive Officer of Aon Benfield and Chairman of Aon Consulting Worldwide, Inc. Mr. Appel joined Aon from McKinsey & Company, where he was a senior partner in the firm's Financial Services and Technology practices.

Gregory J. Besio	52

Executive Vice President, Chief Administrative Officer and Head of Global Strategy. Mr. Besio currently serves as Executive Vice President, Chief Administrative Officer, Head of Global Strategy and Chief Information Officer of Aon. Prior to joining Aon in May 2007, Mr. Besio held a variety of senior positions in strategy and operations at Motorola. Prior to joining Motorola, he was a partner at McKinsey & Company.

Baljit Dail	43

Chief Executive Officer, Aon Consulting Worldwide, Inc.; Chief Operating Officer, Aon Benfield. Mr. Dail joined Aon in 2005 as Chief Operating Officer for Aon Consulting Worldwide, Inc., and in October 2006, also assumed the role of Chief Information Officer of Aon Corporation. He served in this capacity until March 2008, when he was named co-Chief Executive Officer of Aon Consulting Worldwide, Inc. In November 2008, Mr. Dail assumed the additional role of Chief Operating Officer of Aon Benfield. Mr. Dail joined Aon from McKinsey & Company, where he was a partner working in a number of industries, including finance, retail, insurance, telecommunications and technology.

Name	Age	Position
Jeremy G.O. Farmer	60

Senior Vice President and Head of Human Resources. Mr. Farmer joined Aon in 2003 as Senior Vice President and Head of Human Resources. Prior to joining Aon, Mr. Farmer spent 22 years with Bank One Corporation and its predecessor companies, where he served in a variety of senior human resources positions.

Bernard Fung	56

Chief Executive Officer, Aon Asia Pacific. Mr. Fung was named Chief Executive Officer, Aon Asia Pacific, in May 2007. Mr. Fung joined Aon in 1997, and has served Aon in several capacities, including Chief Executive Officer of Aon Asia Limited.

Kathryn Hayley	51

Chief Executive Officer, Aon Consulting Worldwide, Inc. Ms. Hayley joined Aon in June 2006 as Chief Executive Officer of Aon Consulting — U.S., and was named co-Chief Executive Officer of Aon Consulting Worldwide, Inc. in March 2008. Prior to joining Aon, Ms. Hayley spent 21 years at Deloitte Consulting serving in numerous leadership positions.

Peter Lieb	53

Executive Vice President and General Counsel. Mr. Lieb was named Aon's Executive Vice President and General Counsel in July 2009. Prior to joining Aon, Mr. Lieb served as Senior Vice President, General Counsel and Secretary of NCR Corporation from May 2006 to July 2009, and as Senior Vice President, General Counsel and Secretary of Symbol Technologies, Inc. from October 2003 to February 2006. From October 1997 to October 2003, Mr. Lieb served in various senior legal positions at International Paper Company, including Vice President and Deputy General Counsel.

Stephen P. McGill	51

Chairman and Chief Executive Officer, Aon Risk Services. Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, which is now part of Aon Global, and was named Chief Executive Officer of Aon Risk Services Americas in January 2006 and Chief Executive Officer of Aon Global in January 2007, prior to being named to his current position in February 2008. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.

Laurel Meissner	51

Senior Vice President and Global Controller. Ms. Meissner joined Aon in February 2009, and was appointed Senior Vice President and Global Controller and designated as Aon's principal accounting officer in March 2009. Prior to joining Aon, Ms. Meissner served Motorola, Inc. since 2000 in various finance positions, most recently serving as Senior Vice President, Finance, Chief Accounting Officer.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Aon's common stock, par value $1.00 per share, is traded on the New York Stock Exchange. We hereby incorporate by reference the "Dividends paid per share" and "Price range" data in Note 20 "Quarterly Financial Data" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        We have 9,848 holders of record of our common stock as of January 29, 2010.

        We hereby incorporate by reference Note 12, "Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/09 - 10/31/09	—	$—	—	$604,579,159
11/1/09 - 11/30/09	8,580,300	39.61	8,580,300	264,754,079
12/1/09 - 12/31/09	—	—	—	264,754,079

	8,580,300	39.61	8,580,300	264,754,079

        In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion. Shares may be repurchased through the open market or in privately negotiated transactions. Through December 31, 2009, we repurchased 105.8 million shares of common stock at an average price (excluding commissions) of $40.96 per share for an aggregate purchase price of $4.3 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchase under the program is $265 million, with no termination date. In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

(millions except stockholders, employees and per share data)	2009	2008	2007	2006	2005

Income Statement Data
Commissions, fees and other	$7,521	$7,357	$7,054	$6,546	$6,336
Fiduciary investment income	74	171	180	142	113

Total revenue	$7,595	$7,528	$7,234	$6,688	$6,449

Income from continuing operations	$681	$637	$675	$499	$414
Income from discontinued operations (2)	111	841	202	230	333
Cumulative effect of change in accounting principle, net of tax (5)	—	—	—	1	—

Net income	792	1,478	877	730	747
Less: Net income attributable to noncontrolling interest	45	16	13	10	12

Net income attributable to Aon stockholders	$747	$1,462	$864	$720	$735

Basic Net Income Per Share Attributable to Aon Stockholders (6)
Continuing operations	$2.25	$2.12	$2.17	$1.52	$1.23
Discontinued operations	0.39	2.87	0.66	0.71	1.02
Cumulative effect of change in accounting principle (5)	—	—	—	—	—

Net income	$2.64	$4.99	$2.83	$2.23	$2.25

Diluted Net Income Per Share Attributable to Aon Stockholders (6)
Continuing operations	$2.19	$2.04	$2.04	$1.43	$1.19
Discontinued operations	0.38	2.76	0.62	0.67	0.96
Cumulative effect of change in accounting principle (5)	—	—	—	—	—

Net income	$2.57	$4.80	$2.66	$2.10	$2.15

Balance Sheet Data
Fiduciary assets (7)	$10,835	$10,678	$9,498	$9,704	$9,427
Intangible assets (1)	6,869	6,416	5,119	4,646	4,218
Total assets	22,958	22,940	24,929	24,384	27,832
Long-term debt	1,998	1,872	1,893	2,243	2,105
Total equity (3)(4)	5,431	5,415	6,261	5,251	5,351

Common Stock and Other Data
Dividends paid per share	$0.60	$0.60	$0.60	$0.60	$0.60
Price range:
High	46.19	50.00	51.32	42.76	37.14
Low	34.81	32.83	34.30	31.01	20.65
At year-end:
Market price	$38.34	$45.68	$47.69	$35.34	$35.95
Common stockholders	9,883	9,089	9,437	10,013	10,523
Shares outstanding	266.2	271.8	304.6	299.6	321.2
Number of employees	36,200	37,700	42,500	43,100	46,600

(1)
In 2008, we completed the acquisition of Benfield. In connection with the acquisition, we recorded intangible assets of $1.7 billion.

(2)
We have sold certain businesses whose results have been reclassified as discontinued operations, including AIS Management Corporation and our P&C Operations (both sold in 2009), Combined Insurance Company of America and Sterling Life Insurance Company (both sold in 2008), Aon Warranty Group and Construction Program Group (both sold in 2006) and Swett & Crawford (sold in 2005).

(3)
Effective January 1, 2009, we adopted a new accounting standard requiring non-controlling interests to be separately presented as a component of total equity. Prior years have been adjusted to conform to the new standard.

(4)
In 2006, we adopted an accounting standard that required us to reflect the funded status of the pension and postretirement plans in our Consolidated Statements of Financial Position, which reduced total equity by $349 million. Retrospective application was not permitted.

(5)
Effective January 1, 2006, we adopted a new accounting standard on share-based payments.

(6)
Effective January 1, 2009, we adopted additional guidance regarding participating securities and computing net income per share using the two-class method. Prior years' basic and diluted net income per share have been adjusted to conform to the new guidance.

(7)
Represents insurance premium receivables from clients as well as cash and investments held in a fiduciary capacity.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY OF 2009 FINANCIAL RESULTS

        The challenging global recession continues to provide significant headwinds for our business. We continue to operate in a soft insurance pricing market, as property and casualty rates continue to decline. In addition to pricing declines, volume is negatively impacted by the current economic environment, which places pressure on our business in three primary ways:

  •
  declining insurable risks due to decreasing asset values, including property values, shipment volumes, payroll and number of active employees,

  •
  client cost-driven behavior, where clients are actively looking to reduce spending in order to meet budget reductions, and increase risk retention, as a result of prioritizing their total spending, and

  •
  sector specific weakness, including financial services, construction, private equity, and mergers and acquisitions, all of which have been particularly impacted by the current recession.

        Our revenue for 2009 was negatively impacted as a result of this difficult market environment. We continue to demonstrate expense discipline, holding expenses to last year's levels while we continue to invest in our businesses.

        We have made three key commitments to shareholders — grow organically, expand margins, and increase earnings per share. The following is our measure of performance against these three metrics for 2009:

  •
  Organic revenue, as defined under the caption "Review of Consolidated Results — General" below, declined 1% as a result of weak economic conditions globally.

  •
  Achieved an adjusted pretax margin, as defined under the caption "Review of Consolidated Results — General" below, of 17.2% for Aon overall, 20% for the Risk and Insurance Brokerage Services segment, and 17.4% for the Consulting segment.

  •
  Diluted earnings per share from continuing operations attributable to Aon's stockholders increased 7% to $2.19 per share in 2009, from $2.04 per share in 2008.

Additionally, the following is a summary of our 2009 financial results:

  •
  Revenue increased $67 million, or 1%, to $7.6 billion, as additional revenue from the Benfield merger and other acquisitions was mainly offset by the negative effect of foreign currency translation and $97 million lower fiduciary investment income due to the decline in global interest rates.

  •
  Operating expenses of $6.6 billion were comparable with last year, as favorable foreign currency translation, restructuring and other operational expense savings, lower E&O costs resulting from insurance recoveries, a net pension curtailment gain recognized in 2009 of $78 million related to the decision to cease crediting future benefits relating to salary and service in our U.S. and Canada defined benefit pension plans, and a reduction in incentive compensation were offset by the increased expenses associated with the Benfield merger and other acquisitions and higher restructuring charges.

  •
  Our consolidated operating margin from continuing operations for the year improved from 12.5% in 2008 to 13.4% in 2009. The increase was principally driven by a 1% growth in revenue, along with expense management.

  •
  Net income from continuing operations attributable to Aon stockholders increased 2% or $15 million from 2008 to $636 million.

REVIEW OF CONSOLIDATED RESULTS

General

        In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted pretax margin, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue Growth

        We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations. Organic revenue growth excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and unusual items. Supplemental information related to organic growth represents a measure not in accordance with U.S. generally accepted accounting principles ("GAAP"), and should be viewed in addition to, not instead of, our Consolidated Statements of Income. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. Reconciliation of this non-GAAP measure, organic revenue growth percentages to the reported Commissions, fees and other revenue growth percentages, has been provided in the "Review by Segment" caption, below.

Adjusted Pretax Margins

        We use adjusted pretax margin as a measure of core operating performance of our Risk and Insurance Brokerage Services and Consulting businesses. Adjusted pretax margin excludes the impact of restructuring charges and certain non-recurring costs such as pension curtailments, costs for anti-bribery and compliance initiatives and Benfield integration costs. This supplemental information related to adjusted pretax margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Statements of Income. A reconciliation of this non-GAAP measure to the reported pretax margin is as follows (in millions):

Year Ended December 31, 2009	Total Aon	Risk and Insurance Brokerage Services	Consulting

Revenue — U.S. GAAP	$7,595	$6,305	$1,267

Income from continuing operations before income taxes — U.S. GAAP	$949	$914	$205
Restructuring charges	412	377	35
Pension curtailment	(78)	(54)	(20)
Anti-bribery and compliance initiatives	7	7	—
Benfield integration costs	15	15	—

Income from continuing operations before income taxes — as adjusted	$1,305	$1,259	$220

Pretax margins—U.S. GAAP	12.5%	14.5%	16.2%
Pretax margins—as adjusted	17.2%	20.0%	17.4%

Impact of Foreign Exchange Rate Fluctuations

        Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business. In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year's revenue, expenses and net income at this year's foreign exchange rates.

Summary of Results

        The consolidated results of continuing operations follow (in millions):

Years ended December 31	2009	2008	2007

Revenue
Commissions, fees and other	$7,521	$7,357	$7,054
Fiduciary investment income	74	171	180

Total revenue	7,595	7,528	7,234

Expenses
Compensation and benefits	4,597	4,581	4,341
Other general expenses	1,977	2,007	1,890

Total operating expenses	6,574	6,588	6,231

Operating income	1,021	940	1,003
Interest income	30	94	100
Interest expense	(122)	(126)	(138)
Other income (expense)	20	(29)	58

Income from continuing operations before income taxes	949	879	1,023
Income taxes	268	242	348

Income from continuing operations	681	637	675

Income from discontinued operations before income taxes	83	1,256	330
Income taxes	(28)	415	128

Income from discontinued operations	111	841	202

Net income	792	1,478	877
Less: Net income attributable to noncontrolling interests	45	16	13

Net income attributable to Aon stockholders	$747	$1,462	$864

Consolidated Results for 2009 Compared to 2008

Revenue

        Revenue increased by $67 million, or 1%, in 2009 compared to 2008. This increase reflects a $108 million, or 2%, increase in the Risk and Insurance Brokerage Services segment and a $49 million increase associated with corporate ownership in insurance investments obtained as part of the acquisition of Benfield Group Limited ("Benfield") in November 2008, partially offset by an $89 million, or 7%, decrease in the Consulting segment. This 2% increase in the Risk and Insurance Brokerage Services segment was primarily driven by increased commissions and fees attributable to Benfield, partially offset by a $95 million decrease in fiduciary investment income due to declines in global interest rates, the negative impact of foreign currency translation and a 1% decline in organic revenue reflecting the weak economic conditions globally. The 7% decrease in the Consulting segment was primarily driven by the negative impact of foreign currency translation, a 2% decline in organic revenue reflecting the impact of the economic downturn, and the impact of the previously announced termination of an outsourcing contract with AT&T.

Compensation and Benefits

        Compensation and benefits increased by $16 million, essentially even with 2008. This increase reflects a $70 million, or 2%, increase in the Risk and Insurance Brokerage Services segment and a $7 million, or 12%, increase in unallocated expenses, partially offset by a $61 million, or 7%, decrease in the Consulting segment. The slight increase overall from last year was driven by the impact of Benfield and higher restructuring costs, which were offset by favorable foreign currency translation, restructuring savings, gains related to the pension curtailments and lower incentive compensation.

Other General Expenses

        Other general expenses decreased by $30 million, or 1%, in 2009 compared to 2008. This decrease reflects a $16 million, or 1%, decline in the Risk and Insurance Brokerage Services segment and a $23 million, or 7%, decrease in the Consulting segment, partially offset by a $9 million increase in unallocated expenses. The overall decline was driven by favorable foreign exchange, lower E&O expenses due to insurance recoveries, restructuring savings, operational expense management, and reduced costs related to our FCPA and anti-corruption reviews and related compliance initiatives. These items exceeded the impact of Benfield, including increased intangible amortization related to the merger, and higher restructuring charges.

Interest Income

        Interest income, which represents income earned on operating cash balances and miscellaneous income-producing securities, decreased $64 million from 2008 and was driven mainly by lower investment balances, the global decline in interest rates in 2009 and a decrease in income from our Private Equity Partnership Structures I, LLC ("PEPS I") investment.

Interest Expense

        Interest expense declined $4 million, due primarily to the impact of favorable foreign exchange rates, which was mostly offset by higher interest rates following the third quarter issuance of €500 million ($721 million at December 31, 2009 exchange rates) of long-term debt at a 6.25% coupon, which replaced debt borrowed at lower rates under our Euro credit facility.

Other Income (Expense)

        Other income (expense) was $20 million of income for 2009 versus an expense of $29 million in 2008. This change reflects a $7 million decrease in income in the Risk and Insurance Brokerage Services segment, a $1 million increase in income in the Consulting segment, and a $55 million reduction in unallocated expenses. The $7 million decline in the Risk and Insurance Brokerage Services segment was primarily driven by a gain on the sale of land recognized in 2008 of $5 million and lower earnings from our non-consolidated subsidiaries, partially offset by higher gains on the disposal of several small subsidiaries. The $55 million improvement in unallocated expenses was due to $50 million of costs recognized in 2008 associated with acquiring Benfield, along with a $5 million gain recognized in 2009 on the extinguishment of $15 million of Junior Subordinated Debentures.

Income from Continuing Operations before Income Taxes

        Income from continuing operations before income taxes was $949 million, an 8% increase from $879 million in 2008. The improvement was driven by the additional earnings from Benfield and other acquisitions, restructuring and other operational expense savings, and the net pension curtailment gain, which more than offset the impact of higher restructuring costs, lower fiduciary investment and interest income and unfavorable foreign currency translation.

Income Taxes

        The effective tax rate on income from continuing operations was 28.2% and 27.5% for 2009 and 2008, respectively. The increase reflects the changes in the mix between our U.S. and international pretax income.

Income from Continuing Operations

        Income from continuing operations increased to $681 million ($2.19 diluted net income per share) from $637 million ($2.04 diluted net income per share) in 2008. Currency fluctuations negatively impacted income from continuing operations in 2009 by $0.02 per diluted share when the 2008 Consolidated Statement of Income is translated using 2009 foreign exchange rates. Income from continuing operations in 2008 was positively impacted by $0.16 per diluted share due to currency fluctuations between 2007 and 2008.

Discontinued Operations

        Income from discontinued operations decreased $730 million to $111 million ($0.38 diluted net income per share) in 2009 from $841 million ($2.76 diluted net income per share) in 2008. The 2009 results include the recognition of a $55 million foreign tax carryback related to the sale of CICA, the gain on the sale of AIS, results from our P&C operations through the date of disposal, a curtailment gain on the post-retirement benefit plan related to the CICA disposal, and residual tax settlements related to our AWG disposal. The 2008 results include the gain on the sale of our CICA and Sterling subsidiaries ($935 million) and the operations of CICA and Sterling for the first quarter of 2008, partially offset by a loss recognized on our remaining P&C operations.

Consolidated Results for 2008 Compared to 2007

Revenue

        Revenue increased by $294 million, or 4%, in 2008 compared to 2007. This increase principally reflects a $279 million, or 5%, increase in the Risk and Insurance Brokerage Services segment and an $11 million, or 1%, increase in the Consulting segment. The 5% increase in the Risk and Insurance Brokerage Services segment was primarily driven by organic growth in our reinsurance and most of our retail operations, as well as the impact of favorable foreign exchange rates. The small increase in the Consulting segment was primarily driven by growth in most major practice groups and geographies, mostly offset by the negative impact of the terminated outsourcing contract with AT&T.

Compensation and Benefits

        Compensation and benefits increased by $240 million, or 6%, in 2008 compared to 2007. This increase reflects a $250 million, or 7%, increase in the Risk and Insurance Brokerage Services segment, which more than offset an $8 million, or 1%, decline in the Consulting segment and a $2 million, or 3%, decrease in unallocated expenses. The overall 6% increase was primarily driven by higher restructuring expenses, the impact of acquisitions, unfavorable foreign currency translation, and higher salaries and incentive costs, partially offset by restructuring and pension expense savings.

Other General Expenses

        Other general expenses increased by $117 million, or 6%, in 2008 compared to 2007. This increase reflects a $137 million, or 9%, increase in the Risk and Insurance Brokerage Services segment, partially offset by a $9 million, or 3%, decrease in the Consulting segment and an $11 million decrease in unallocated expenses. The increase was driven by higher E&O expenses, costs related to our FCPA and anti-corruption reviews and related compliance initiatives, increased restructuring charges, higher expense due to increased amortization resulting from recent acquisitions, and higher depreciation from restructuring-related impairments and higher software amortization. These increases were partially offset by foreign currency transaction gains and one-time expenses in 2007 relating to the settlement of litigation for acquired employees in our U.K. reinsurance business.

Interest Income

        Interest income decreased $6 million, or 6%, from 2007, resulting from lower non-liquidating distributions from our PEPS I investment of $29 million and lower global interest rates, partially offset by interest income on higher invested balances from selling CICA and Sterling.

Interest Expense

        Interest expense declined $12 million, due primarily to the redemption of our 3.5% Senior Convertible Debentures during 2007.

Other Income (Expense)

        Other income (expense) was $29 million of expense in 2008 versus income of $58 million in 2007. This change reflects a $25 million decrease in income in the Risk and Insurance Brokerage Services segment and a $62 million increase in unallocated expenses. The $25 million decline in the Risk and Insurance Brokerage Services segment was primarily driven by lower gains on the disposal of several small subsidiaries. The $62 million increase in unallocated expenses was due to $50 million of costs recognized in 2008 associated with acquiring Benfield, along with lower realized gains from the sale of investments.

Income from Continuing Operations before Income Taxes

        Income from continuing operations before income taxes was $879 million, a 14% decrease from $1,023 million in 2007. The decrease was driven by higher restructuring costs, costs associated with acquiring Benfield, and expenses related to FCPA and anti-corruption investigations and compliance initiatives, which more than offset organic revenue growth in both of our segments and the favorable impact of foreign exchange.

Income Taxes

        The effective tax rate on income from continuing operations was 27.5% in 2008 and 34.0% in 2007 primarily due to changes in the mix between our U.S. and international pretax income.

Income from Continuing Operations

        Income from continuing operations declined to $637 million ($2.04 diluted net income per share) in 2008 from $675 million ($2.04 diluted net income per share) in 2007. Currency fluctuations positively impacted income from continuing operations in 2008 by $0.16 per diluted share when the 2007 Consolidated Statement of Income is translated using 2008 foreign exchange rates.

Discontinued Operations

        Income from discontinued operations increased to $841 million ($2.76 diluted net income per share) in 2008 from $202 million ($0.62 diluted net income per share) in 2007. The 2008 results include the gain on the sale of our CICA and Sterling subsidiaries, the operations of CICA and Sterling for the first quarter of 2008, and the full-year operations of AIS. These gains were partially offset by a loss recognized on sale of our remaining P&C operations. The results in 2007 mainly reflected a full year of operations for CICA, Sterling, AIS and our remaining P&C operations.

Restructuring Initiatives

Aon Benfield Restructuring Plan

        We announced a global restructuring plan ("Aon Benfield Plan") in conjunction with our 2008 merger with Benfield. The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 700 job eliminations. Additionally, duplicate space and assets will be abandoned. We originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. During 2009, we reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated. We currently estimate the Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $55 million has been recorded in earnings and we estimate an additional $45 million will be recorded in future earnings.

        As of December 31, 2009, approximately 530 jobs have been eliminated under this Plan. Total payments of $67 million have been made under the Aon Benfield Plan to date.

        All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the Consolidated Statements of Income. We expect these restructuring activities and related expenses to affect continuing operations into 2011.

        The restructuring plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $90 to $100 million in 2010 and $122 million in 2011. We estimate that we realized approximately $45 million of cost savings in 2009. The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

        The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Actual
	Purchase Price Allocation	2009	Total to Date	Estimated Total Cost for Restructuring Period (1)

Workforce reduction	$32	$38	$70	$98
Lease consolidation	22	14	36	49
Asset impairments	—	2	2	5
Other costs associated with restructuring (2)	1	1	2	3

Total restructuring and related expenses	$55	$55	$110	$155

(1)
Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions likely to change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause us to add or cancel component initiatives.

(2)
Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

2007 Restructuring Plan

        In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients ("2007 Plan"). The 2007 Plan includes an estimated 4,600 job eliminations. As of December 31, 2009, approximately 3,100 positions have been eliminated. We have closed or consolidated several offices resulting in sublease losses or lease buy-outs. We currently estimate that the 2007 Plan will result in cumulative pretax charges totaling approximately $750 million. Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Consolidated Statements of Income. We expect the restructuring and related expenses to affect continuing operations through the first half of 2010. We estimate that we realized approximately $269 million of cost savings in 2009. We anticipate that these initiatives will lead to annualized cost savings, before any potential reinvestment of savings, of approximately $536 million by the end of 2010. However, there can be no assurances that we will achieve the targeted savings.

        The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the 2007 Plan (in millions):

	Actual
					Estimated Total Cost for Restructuring Period (1)
	2007	2008	2009	Incurred to Date

Workforce reduction	$17	$166	$251	$434	$510
Lease consolidation	22	38	78	138	149
Asset impairments	4	18	15	37	39
Other costs associated with restructuring (2)	3	29	13	45	52

Total restructuring and related expenses	$46	$251	$357	$654	$750

(1)
Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions likely to change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause us to add or cancel component initiatives.

(2)
Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

        Workforce reductions reflect a cash expense, and we may recognize the expense before making payments to the individuals. Asset impairments are non-cash expenses. Lease consolidation accruals reflect the present value of our future cash outflows. Other costs associated with restructuring are cash expenses, which are expensed in the period in which they are incurred.

        The following table summarizes actual restructuring and related expenses by segment that have been incurred and are estimated to be incurred through the end of the restructuring initiative, related to the 2007 Plan (in millions):

	Actual
					Estimated Total Cost for Restructuring Period
	2007	2008	2009	Incurred to Date

Risk and Insurance Brokerage Services	$41	$234	$322	$597	$683
Consulting	5	17	35	57	67

Total restructuring and related expenses	$46	$251	$357	$654	$750

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

        Our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our shareholders. This was highlighted by the repurchase of $590 million of common stock during 2009 and the authorization of a new $2 billion share repurchase program. Aon's liquidity needs are primarily for operating expenses, acquisitions, share repurchases, restructuring, funding pension obligations and paying dividends to shareholders.

        Liquidity is derived from the cash flows from our businesses and from financing activities. Cash on our balance sheets include funds available for general corporate purposes. Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with insurance premiums receivable in Fiduciary assets in the Consolidated Statement of Financial Position, with a corresponding offset in Fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for Aon.

        We use various financial measures to assist in capital deployment decision-making, including net cash provided by operations, free cash flow, net debt-to-capital and return on capital. We believe these measures are useful to investors in assessing our financial performance.

Summary Cash Flow table

(millions) Years Ended December 31	2009	2008	2007

Cash provided by operating activities
Net income, adjusted for non-cash items	$1,290	$601	$1,366
Change in assets and liabilities, excluding funds held on behalf of clients	(825)	(167)	(153)

	465	434	1,213
Funds held on behalf of clients	(90)	525	50

	375	959	1,263

Cash provided by (used for) investing activities
Excluding funds held on behalf of clients	(229)	1,929	(413)
Funds held on behalf of clients	90	(525)	(50)

	(139)	1,404	(463)

Cash used for financing activities	(617)	(2,235)	(553)
Effect of exchange rate changes on cash and cash equivalents	16	(130)	56

Net increase (decrease) in cash and cash equivalents	$(365)	$(2)	$303

Operating Activities

        Net cash provided by operating activities in 2009 decreased $584 million compared with 2008, due primarily to the change in client-held funds. Excluding the change in client-held funds, cash provided from operating activities increased $31 million compared to 2008. The primary contributors to cash flow from operations, excluding the change in client-held funds, in 2009 were net income (adjusted for non-cash items) of $1.3 billion and $67 million of restructuring expense in excess of cash payments, partially offset by $404 million of cash contributions to our major defined pension plans in excess of pension expense, net of curtailment gains, a $105 million decrease in current income taxes, a $63 million increase in receivables, a $54 million decrease in accounts payable and accrued liabilities, and a $266 million decrease in other assets and liabilities. The large pension cash contributions are primarily driven by new funding agreements for our U.K. pension plans completed during the year. Pension contributions for the year ended December 31, 2009 were $437 million. In 2010, we expect to contribute approximately $381 million to our pension plans. Payments made for our various restructuring programs amounted to $327 million during 2009, and are expected to be $290 million in 2010.

        We expect cash generated by operations for 2010 to be sufficient to service debt and contractual obligations, fund cash requirements of our restructuring programs, finance capital expenditures, continue acquisition of shares under our share repurchase program, and continue paying dividends to our shareholders. Although 2010 cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate timing differences in cash flows. We have committed credit facilities of approximately $1.3 billion that are currently undrawn and that can be accessed on a same-day basis. Additionally, we believe we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

        Net cash provided by operating activities in 2008 decreased $304 million compared with 2007. Excluding the change in client-held funds, cash provided from operating activities decreased $779 million compared to 2007, primarily attributable to a $765 million decrease in net income (adjusted for non-cash items), reflecting $376 million of taxes paid on the gain from the sales of CICA and Sterling, as well as $330 million less cash flow from the operations of our insurance underwriting subsidiaries, which were sold on April 1, 2008.

Investing Activities

        Cash used for investing activities was $139 million in 2009, primarily comprised of $274 million paid to acquire 14 businesses, including Allied North America and FCC Global Insurance Services, $158 million paid to purchase long-term investments, and $140 million for capital expenditures, partially offset by $332 million of net proceeds from the sales of short- and long-term investments.

        Cash provided by investing activities was $1.4 billion in 2008. During 2008, we received $2.8 billion in proceeds from the sale of CICA and Sterling, partially offset by $1.1 billion paid for Benfield and other acquisitions.

        Cash used for investing activities was $463 million in 2007, principally $251 million paid to acquire businesses and $170 million for capital expenditures.

Financing Activities

        Cash used for financing activities in 2009 was $617 million. The net impact of treasury stock transactions reflects the purchase of $590 million of treasury shares, partially offset by the proceeds from the exercise of stock options and the issuance of shares purchased through the employee stock purchase plan. During 2009, we received $684 million from the issuance of long-term debt, primarily €500 million ($721 million at December 31, 2009 exchange rates) of 6.25% senior unsecured debentures. These funds were primarily used to pay down our borrowings under our Euro credit facility. We also used $100 million for the repayment of short-term debt related to a variable interest entity ("VIE") for which we were the primary beneficiary. Cash dividends of $165 million were paid to shareholders.

        Cash used for financing activities in 2008 was $2.2 billion. This was primarily comprised of $1.9 billion of share repurchase activity, less the proceeds from the exercise of stock options; the net repayment of debt of $386 million, almost entirely related to our Euro credit facility; and dividends of $171 million.

        Cash used for financing activities in 2007 was $553 million. This reflects $714 million of net repayments of debt, partially offset by $806 million of new debt issuances. Share repurchase activity used $751 million and dividend payments of $176 million were paid to shareholders.

Cash and Investments

        At December 31, 2009, our cash and cash equivalents and short-term investments were $639 million, a decrease of $627 million from December 31, 2008. Of the total balance recorded at December 31, 2009, approximately $85 million was restricted as to use. At December 31, 2009, $199 million of cash and cash equivalents and short-term investments were held in the U.S. and $440 million was held by our subsidiaries in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

        In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, and foreign currency movements. Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for fiduciary assets and fiduciary liabilities are equal. Our fiduciary assets included cash and investments of $3.3 billion and fiduciary receivables of $7.5 billion at December 31, 2009. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

        As disclosed in Note 17, "Fair Value and Financial Instruments," of the Notes to Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds. Money market funds are carried at cost as an approximation of fair value. Based on market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We do not believe that there are any market liquidity issues affecting the fair value of these investments.

        As of December 31, 2009, our investments in money market funds and highly liquid debt instruments had a fair value of $2.1 billion and are reported as cash equivalents, short-term investments or fiduciary assets in the Consolidated Statements of Financial Position depending on their nature and initial maturity.

        The following table summarizes our fiduciary assets and non-fiduciary cash and short-term investments as of December 31, 2009 (in millions):

	Balance Sheet Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total

Certificates of deposit, bank deposits or time deposits	$201	$—	$1,680	$1,881
Money market funds	—	421	1,637	2,058
Highly liquid debt instruments	16	—	12	28
Other investments due within one year	—	1	—	1

Cash and investments	217	422	3,329	3,968
Fiduciary receivables	—	—	7,506	7,506

Total	$217	$422	$10,835	$11,474

Share Repurchase Program

        Our Board of Directors has authorized us to repurchase up to $4.6 billion of our outstanding common stock. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital. Any repurchased shares will be available for employee stock plans and for other corporate purposes. In 2009, we repurchased 15.1 million shares at a cost of $590 million. In 2008, we repurchased 42.6 million shares at a cost of $1.9 billion. In 2007, we repurchased 19.1 million shares at a cost of $751 million. Since the inception of our share repurchase program in 2005, we have repurchased a total of 105.8 million shares for an aggregate cost of $4.3 billion. As of December 31, 2009, we were authorized to purchase up to $265 million of additional shares under the current share repurchase program. The timing and amount of future purchases will be based on market and other conditions.

        In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

        For information regarding share repurchases made during the fourth quarter of 2009, see Item 5 — "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" above.

Shelf Registration Statement

        On June 8, 2009, we filed a registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, preferred stock, common stock and convertible securities. We have not issued any securities under this registration statement. The availability of the potential liquidity under this shelf registration statement is dependent on investor demand, market conditions and other factors. There can be no assurance regarding when, or if, we will issue any securities thereunder.

Credit Facilities

        In December 2009, we cancelled our $600 million U.S. bank credit facility, which was due to expire in February 2010, and replaced it with a $400 million, three-year unsecured revolving credit facility. Sixteen banks are participating in the facility, which is for general corporate purposes, including a commercial paper backstop. Additionally, at December 31, 2009, we have a five-year €650 million

($937 million at December 31, 2009 exchange rates) multi-currency foreign credit facility available. At December 31, 2009, no amounts were outstanding under either facility.

        For both our U.S. and Euro facilities, we are required to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1. We were in compliance with all covenants as of December 31, 2009.

Rating Agency Ratings

        The major rating agencies' ratings of our debt at February 24, 2010 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook

Standard & Poor's	BBB+	A-2	Stable
Moody's Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

        There were no changes in our ratings or outlook during 2009.

        A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether. Although we have committed backup lines, we cannot ensure that our financial position will not be adversely impacted if we were unable to access the commercial paper market.

Letters of Credit

        We have outstanding letters of credit ("LOCs") totaling approximately $153 million at December 31, 2009. These letters of credit are for the benefit of Virginia Surety Company ("VSC") related to a non-performance risk of reinsurers of VSC's worker's compensation business in California, a LOC that secures deductible retentions for our own workers compensation program, and LOCs to cover the beneficiaries related to our Canadian pension plan scheme, secure one of our U.S. pension plans, and to cover contingent payments for taxes and other business obligations to third parties.

Adequacy of Liquidity Sources

        We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including capital expenditures and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See Item 1, "Information Concerning Forward-Looking Statements" and Item 1A, "Risk Factors."

Contractual Obligations

        Summarized in the table below are our contractual obligations and commitments as of December 31, 2009 (in millions):

	Payments due in
	2010	2011- 2012	2013- 2014	2015 and beyond	Total

Short- and long-term borrowings	$10	$583	$724	$691	$2,008
Interest expense on debt	140	241	181	681	1,243
Operating leases	302	547	443	525	1,817
Pension and other postretirement benefit plan obligations (1)(2)	262	844	768	957	2,831
Purchase obligations (3)(4)(5)	308	479	337	109	1,233
Insurance premiums payable	10,831	3	1	—	10,835
Other (6)(7)	4	4	3	5	16

	$11,857	$2,701	$2,457	$2,968	$19,983

(1)
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

(2)
In 2007, our principal U.K subsidiary agreed with the trustees of one of the U.K. plans to contribute £9.4 million ($15 million) per year to that pension plan for the next six years, with the amount payable increasing by approximately 5% on each April 1. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2009, the estimated winding-up deficit was £420 million ($671 million). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.

(3)
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including what is to be purchased, at what price and the approximate timing of the transaction. Most of our purchase obligations are related to purchases of information technology services or for claims outsourcing in the U.K.

(4)
As of December 31, 2009, we can exit an information technology contract for termination payments of $13 million. However, given the nature of this contract, we have included it in our contractual obligations table.

(5)
Also included is a $318 million contract for claims outsourcing in the U.K. We can exit this obligation after 2013 for approximately $32 million.

(6)
Excludes a $42 million commitment to purchase additional fixed-maturity securities from PEPS I, as the general partners may decide not to draw on these commitments.

(7)
Excludes $61 million of liabilities for unrecognized tax benefits due to our inability to reasonably estimate the period(s) when cash settlements will be made.

Financial Condition

        At December 31, 2009, net assets of $5.4 billion, representing total assets minus total liabilities, were essentially equivalent to the balance at December 31, 2008. Working capital decreased $374 million to $1.3 billion.

        Balance sheet categories that reflected large variances from last year included the following:

  •
  Cash and short-term investments declined $627 million, resulting primarily from cash used for our ongoing share repurchase program, funding of our various pension plans, and the acquisition of subsidiaries.

  •
  Goodwill increased $441 million, due principally to the impact of foreign currency translation and the acquisitions of several businesses during 2009.

  •
  Short-term debt decreased $95 million, due principally to the repayment of $100 million in debt held at one of our formerly consolidated VIEs.

  •
  Long-term debt increased by $126 million, principally reflecting the issuance of €500 million ($721 million at December 31, 2009 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014. Most of the net proceeds from the offering were used to repay $677 million of outstanding indebtedness under our Euro credit facility.

  •
  Pension and other post employment liabilities increased $195 million, due to lower discount rates used by the plans, actuarial losses, adverse pension asset performance and the impact of foreign currency translation, partially offset by increased contributions made to the plans.

Borrowings

        Total debt at December 31, 2009 was $2.0 billion, an increase of $31 million from December 31, 2008. On July 1, 2009, one of our indirectly wholly-owned subsidiaries issued €500 million ($721 million at December 31, 2009 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014. The principal and interest on the debentures is unconditionally and irrevocably guaranteed by us. Most of the net proceeds from the offering were used to repay the $677 million outstanding under our Euro credit facility. During 2009, we repaid $100 million of short-term debt held at one of our VIEs that was fully liquidated in 2009, and also redeemed and cancelled a portion of our 8.205% Debentures. Our total debt as a percentage of total capital attributable to Aon shareholders was 27.2% and 27.1% at December 31, 2009 and 2008, respectively.

        In 1997, we created Aon Capital A, a wholly-owned statutory business trust ("Trust"), for the purpose of issuing mandatorily redeemable preferred capital securities ("Capital Securities"). We received cash and 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (the "Debentures") to Aon Capital A. These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors. We determined that we were not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt. During the first half of 2009, we repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain, which is reported in Other income (expense) in the Consolidated Statements of Income. To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, we dissolved the Trust effective June 25, 2009. This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures. Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by us was exchanged for $24 million of Debentures, which were then cancelled. Following these actions, $687 million of Debentures remain outstanding as of December 31, 2009. The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at our option upon the occurrence of certain events.

Equity

        Equity at December 31, 2009 was $5.4 billion, an increase of $16 million from December 31, 2008. Net income of $792 million and stock compensation expense of $209 million in 2009 were almost completely offset by share repurchases of $590 million, a $213 million increase in accumulated other comprehensive loss, and $165 million of dividends to shareholders.

        Accumulated other comprehensive loss increased $213 million since December 31, 2008, reflecting the following:

  •
  an increase in the net post-retirement benefit obligation of $413 million, as a result of lower discount rates, actuarial losses and adverse pension asset performance,

  •
  an improvement in net foreign currency translation adjustments of $199 million, which was attributable to the weakening of the U.S. dollar against foreign currencies,

  •
  net unrealized investment losses of $12 million, and

  •
  net derivative gains of $13 million.

OFF BALANCE SHEET ARRANGEMENTS

Premium Financing Operations

        In 2008, we signed a definitive agreement to sell the U.S. operations of Cananwill, our premium finance business. This disposition was completed in February 2009. In connection with this sale, we have guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at December 31, 2009, was $8 million. Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender's right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier. We do not expect to incur a significant loss related to this guarantee.

        Some of our U.K., Canadian, and Australian subsidiaries originated short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sold these premium finance agreements to unaffiliated companies in whole loan sales. Prior to August 2009, these loans were sold in securitization transactions that met the criteria for sale accounting. In June and July of 2009, we entered into agreements with third parties with respect to our international premium finance businesses (collectively, the "Cananwill International Agreements"). As a result of the Cananwill International Agreements, the third parties began originating, financing and servicing premium finance loans generated by referrals from our brokerage operations. The third parties did not acquire our existing portfolio of premium finance loans, and as such, we did not extend any guarantees under these agreements.

        Further details are included in Note 5 "Business Acquisitions and Dispositions" of the Notes to Consolidated Financial Statements.

VARIABLE INTEREST ENTITIES

        At December 31, 2008 and continuing through December 18, 2009, we consolidated the following VIEs:

  •
  Juniperus Insurance Opportunity Fund Limited ("Juniperus"), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks, and

  •
  Juniperus Capital Holdings Limited ("JCHL"), which provides investment management and related services to Juniperus.

        Prior to December 18, 2009, based on our percentage equity interest in the Juniperus Class A shares, we bore a majority of the expected residual return and losses. Similarly, our voting and economic interest percentage in JCHL required us to absorb a majority of JCHL's expected residual returns and losses. We were considered the primary beneficiary of both companies, and as such these entities were consolidated. As of December 18, 2009, our equity interest in Juniperus declined to 38%, and we held a 39% voting and economic interest in JCHL. Based on our holdings, we no longer are considered the primary beneficiary of either entity and have therefore deconsolidated both entities. Prospectively, their results will be accounted for using the equity method of accounting.

        Juniperus and JCHL had combined assets and liabilities of $121 million and $22 million, respectively, at December 31, 2008. For the year ended December 31, 2009, we recognized $36 million of pretax income from Juniperus and JCHL. We recognized $16 million of after-tax income, after allocating the appropriate share of net income to the noncontrolling interests. Our potential loss at December 31, 2009 is limited to our investment in the VIEs, which is $73 million.

        We previously owned the majority economic equity interest in Globe Re Limited ("Globe Re"), a VIE, which provided reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by a third party for a limited period which ended June 1, 2009. We consolidated Globe Re as we were deemed to be the primary beneficiary. In connection with the winding up of its operations, Globe Re repaid its $100 million of short-term debt and our equity investment from available cash in 2009. We recognized $2 million of pretax income from Globe Re in 2009. Globe Re was fully liquidated in the third quarter of 2009.

REVIEW BY SEGMENT

General

        We serve clients through the following segments:

  •
  Risk and Insurance Brokerage Services — we act as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through our global distribution network.

  •
  Consulting — we provide advice and services to clients related to health and benefits, retirement, compensation, strategic human capital, and human resource outsourcing.

Risk and Insurance Brokerage Services

Years Ended December 31,	2009	2008	2007

Segment revenue	$6,305	$6,197	$5,918
Segment operating income	900	846	954
Segment operating income margin	14.3%	13.7%	16.1%

        During 2009 we continued to see a soft market, which began in 2007, in our retail brokerage product line. In 2007, we experienced a soft market in many business lines and in many geographic areas. In a "soft market," premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. Prices fell throughout 2007, with the greatest declines seen in large and middle-market accounts. Prices continued to decline during 2008, although the rate of decline slowed toward the end of the year. In our reinsurance brokerage product line, pricing overall during 2009 was also down, although during a portion of the year it was flat to up slightly.

        Additionally, beginning in late 2008 and continuing throughout 2009, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Continued volatility and further deterioration in the credit markets have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have negatively hurt our operational results. In addition, overall capacity in the industry could decrease if a significant insurer either fails or withdraws from writing insurance coverages that we offer our clients. This failure could reduce our revenues and profitability, since we would no longer have access to certain lines and types of insurance.

        Risk and Insurance Brokerage Services generated approximately 83% of our consolidated total revenues in 2009. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

        We operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as with individual brokers, agents, and direct writers of insurance coverage. Specifically, we address the highly specialized product development and risk management needs of commercial enterprises, professional groups, insurance companies, governments, healthcare providers, and non-profit groups, among others; provide affinity products for professional liability, life, disability income, and personal lines for individuals, associations, and businesses; provide reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance; provide investment banking products and services, including mergers and acquisitions and other financial advisory services, capital raising, contingent capital financing, insurance-linked securitizations and derivative applications; provide managing underwriting to independent agents and brokers as well as corporate clients; provide actuarial, loss prevention, and administrative services to businesses and consumers; and manage captive insurance companies.

        In November 2008 we expanded our product offerings through the merger with Benfield, a leading independent reinsurance intermediary. Benfield products have been integrated with our existing reinsurance products in 2009.

        In February 2009, we completed the sale of the U.S. operations of Cananwill, our premium finance business. In June and July of 2009, we entered into agreements with third parties with respect to our international premium finance businesses, whereby these third parties began originating, financing, and servicing premium finance loans generated by referrals from our brokerage operations.

Revenue

        Risk and Insurance Brokerage Services commissions, fees and other revenue was as follows (in millions):

Years ended December 31,	2009	2008	2007

Retail brokerage:
Americas	$2,249	$2,280	$2,258
United Kingdom	650	742	763
Europe, Middle East & Africa	1,392	1,515	1,337
Asia Pacific	456	491	483

Total retail brokerage	4,747	5,028	4,841
Reinsurance brokerage	1,485	1,001	900

Total	$6,232	$6,029	$5,741

        In 2009, commissions, fees and other revenue increased $203 million or 3% from 2008 driven primarily by the Benfield merger, partially offset by the impact of unfavorable foreign exchange rates and a decline in organic revenue of 1%.

        Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2009 versus 2008 is as follows:

Year ended December 31, 2009	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures, & Other	Organic Revenue Growth

Retail brokerage:
Americas	(1)%	(2)%	—%	1%
United Kingdom	(12)	(9)	3	(6)
Europe, Middle East & Africa	(8)	(7)	—	(1)
Asia Pacific	(7)	(4)	(2)	(1)
Total retail brokerage	(6)	(5)	—	(1)
Reinsurance brokerage	48	(4)	52	—

Total	3%	(4)%	8%	(1)%

        The 1% decline in Americas reflects unfavorable foreign currency translation, which more than offset a 1% increase in organic revenue, driven by strong growth in Latin America and growth in our U.S. Retail operations despite overall economic weakness, partially offset by declines in our Canadian operation.

        United Kingdom commissions, fees and other revenue declined 12% driven by unfavorable foreign currency translation and a 6% organic revenue decline, reflecting weak market conditions as well as lower retentions and new business.

        Europe, Middle East & Africa commissions, fees and other revenue decreased 8% driven primarily by unfavorable foreign exchange rates. The 1% organic decline was principally due to weakness in France, Germany and Ireland, partially offset by growth in the emerging markets of the Middle East and Africa.

        Asia Pacific commissions, fees and other revenue decreased 7%, due to the negative impact of foreign currency translation and a 1% decline in organic growth driven largely by the negative impact of exiting a business in Japan, economic weakness in Asia and political unrest in Thailand, partially offset by growth in New Zealand and certain emerging markets.

        Reinsurance commissions, fees and other revenue increased 48%, due mainly to the Benfield merger, partially offset by unfavorable foreign currency translation. Organic revenue is even with 2008, as growth in domestic treaty business and slightly higher pricing was offset by greater client retention, and declines in investment banking and facultative placements.

Operating Income

        Operating income increased $54 million or 6% from 2008 to $900 million in 2009. In 2009, operating income margins in this segment were 14.3%, up 60 basis points from 13.7% in 2008. Contributing to increased operating income and margins were the merger with Benfield, lower E&O costs due to insurance recoveries, a pension curtailment gain of $54 million in 2009 versus a curtailment loss of $6 million in 2008, declines in anti-corruption and compliance initiative costs of $35 million, restructuring savings, and other cost savings initiatives.

        These items were partially offset by an increase of $140 million in restructuring costs, $95 million of lower fiduciary investment income, Benfield integration costs and higher amortization of intangible assets obtained in the merger, and unfavorable foreign currency translation.

Consulting

Years Ended December 31,	2009	2008	2007

Segment revenue	$1,267	$1,356	$1,345
Segment operating income	203	208	180
Segment operating income margin	16.0%	15.3%	13.4%

        Our Consulting segment generated 17% of our consolidated total revenues in 2009 and provides a broad range of human capital consulting services, as follows:

Consulting Services:

  1.
  Health and Benefits advises clients about how to structure, fund, and administer employee benefit programs that attract, retain, and motivate employees. Benefits consulting include health and welfare, executive benefits, workforce strategies and productivity, absence management, benefits administration, data-driven health, compliance, employee commitment, investment advisory and elective benefits services.

  2.
  Retirement specializes in global actuarial services, defined contribution consulting, investment consulting, tax and ERISA consulting, and pension administration.

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

        Beginning in late 2008 and continuing throughout 2009, the disruption in the global credit markets and the deterioration of the financial markets has created significant uncertainty in the marketplace. The prolonged economic downturn is adversely impacting our clients' financial condition and the levels of business activities in the industries and geographies where we operate. While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and depressing the price of those services, which is having an adverse effect on our new business and results of operations.

Revenue

        In 2009, commissions, fees and other revenue of $1.3 billion was 6% lower than 2008. Consulting commissions, fees and other revenue was as follows (in millions):

Years ended December 31,	2009	2008	2007

Consulting services	$1,075	$1,139	$1,106
Outsourcing	191	214	236

Total	$1,266	$1,353	$1,342

        Organic revenue declined 2% in 2009, as detailed in the following reconciliation of organic revenue growth:

Year ended December 31, 2009	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures, & Other	Organic Revenue Growth

Consulting services	(6)%	(5)%	1%	(2)%
Outsourcing	(11)	(7)	—	(4)

Total	(6)%	(5)%	1%	(2)%

        Consulting services decreased $64 million or 6%, reflecting unfavorable foreign exchange as well as declines in most major practice groups. International operations organic revenue was similar to last year.

        Outsourcing revenue declined $23 million, or 11%, driven by unfavorable foreign exchange and the previously announced termination of our contract with AT&T, partially offset by modest growth in Canada.

Operating Income

        Operating income was $203 million, a decrease of $5 million, or 2%, from 2008. This decrease was principally driven by a 2% organic revenue decline, higher restructuring costs, and the unfavorable impact of foreign currency translation. These declines were partially offset by savings related to the 2007 restructuring plan, a $20 million gain from the pension curtailment, lower incentive compensation costs, and other cost saving initiatives. Operating income margins in this segment for 2009 were 16.0%, an increase of 70 basis points from 15.3% in 2008, as the impact of the revenue shortfall was more than offset by a reduction in expenses.

Unallocated Income and Expense

        A reconciliation of our segment income from continuing operations before income taxes to income from continuing operations before income taxes is as follows (in millions):

Years ended December 31,	2009	2008	2007

Segment income from continuing operations before income taxes	$1,119	$1,076	$1,181
Unallocated revenue	49	—	—
Unallocated expenses	(127)	(165)	(120)
Interest income	30	94	100
Interest expense	(122)	(126)	(138)

Income from continuing operations before income taxes	$949	$879	$1,023

        Unallocated revenue consists of revenue from our equity ownership in insurance investments, Juniperus and JCHL, obtained in the Benfield merger. No revenue from these investments was recognized in 2008.

        Unallocated expenses include corporate governance costs not allocated to the operating segments and the costs associated with our ownership of insurance investments. These expenses decreased by $38 million in 2009 from $165 million in 2008, driven by $50 million of costs incurred in 2008 related to the merger with Benfield, partially offset by additional expenses of $13 million incurred in 2009 associated with our ownership in Juniperus and JCHL.

        In 2009, we recognized $36 million of pretax income from Juniperus and JCHL. We recognized $16 million of after-tax income, after allocating the appropriate share of net income to the noncontrolling interests.

        Interest income consists primarily of income earned on our operating cash balances and miscellaneous income producing securities. It does not include interest earned on funds held on behalf of clients. Interest income was $30 million in 2009, a decrease of $64 million from 2008, which was driven primarily by lower investment balances, the global decline in interest rates and a $26 million decrease in income from our PEPS I investment. In 2008, we had a large investment balance for part of the year due to cash received as a result of the sale of our CICA and Sterling subsidiaries.

        Interest expense, which represents the cost of our worldwide debt obligations, declined $4 million due primarily to the impact of favorable foreign exchange rates, which was mostly offset by higher interest rates following the third quarter issuance of €500 million ($721 million at December 31, 2009 exchange rates) of long-term debt at an interest rate of 6.25%, which replaced debt borrowed under our Euro credit facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements have been prepared in accordance with U.S. GAAP. To prepare these financial statements, we made estimates, assumptions and judgments that affect what we report as our assets and liabilities, what we disclose as contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented.

        In accordance with our policies, we regularly evaluate our estimates, assumptions and judgments, including those concerning restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, and base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we used to prepare these consolidated financial statements.

Restructuring

Workforce reduction costs

        The method used to account for workforce reduction costs depends on whether the costs result from an ongoing severance plan or are one-time costs. We account for relevant expenses as severance costs when we have an established severance policy, statutory requirements dictate the severance amounts, or we have an established pattern of paying by a specific formula.

        We estimate our one-time workforce reduction costs related to exit and disposal activities not resulting from an ongoing severance plan based on the benefits available to the employees being terminated. We recognize these costs when we identify the specific classification (or functions) and locations of the employees being terminated, notify the employees who might be included in the termination, and expect to terminate employees within the legally required notification period. When employees are receiving incentives to stay beyond the legally required notification period, we record the cost of their severance over the remaining service period.

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

Fair value concepts of severance arrangements and lease losses

        Accounting guidance requires that our exit and disposal accruals reflect the fair value of the liability. Where material, we discount the lease loss calculations to arrive at their net present value.

        Most workforce reductions happen over a short span of time, so no discounting is necessary. However, we may discount the severance arrangement when we terminate employees who will provide no future service and we pay their severance over an extended period. Accretion of the discount occurs over the remaining life of the liability.

        For the remaining lease term or severance payout, we decrease the liability for payments and increase the liability for accretion of the discount. The discount reflects our incremental borrowing rate, which matches the lifetime of the liability. Significant changes in the discount rate selected or the estimations of sublease income in the case of leases could impact the amounts recorded.

Other associated costs of exit and disposal activities

        We recognize other costs associated with exit and disposal activities as they are incurred, including moving costs and consulting and legal fees.

        Asset impairments may result from large-scale restructurings and we account for these impairments in the period when they become known. Furthermore, we record impairments by reducing the book value to the net present value of future cash flows (in situations where the asset had an identifiable cash flow stream) or accelerating the depreciation to reflect the revised useful life.

Aon Benfield purchase accounting

        We established a restructuring plan related to our acquisition of Benfield ("Aon Benfield Plan"), which includes reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities and as part of the cost of the acquisition, we established liabilities, primarily for severance and excess facilities. We finalized our restructuring plans in the fourth quarter of 2009 and adjusted liabilities where necessary, with a corresponding decrease in goodwill.

Pensions

        We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands and Canada.

Significant changes to pension plans

        Our U.S., U.K. and Canadian pension plans were previously closed to new entrants. Effective January 1, 2009, our Netherlands plan was also closed to new entrants. In 2007, future benefit accruals relating to salary and service ceased in our U.K. plans. Effective April 1, 2009, we ceased crediting future benefits relating to salary and service for our two U.S. plans. As a result, we recognized a curtailment gain of $83 million in 2009. In 2010 and 2011, we will cease crediting future benefits relating to service in our Canadian pension plans. We recognized a curtailment loss of $5 million related to the Canadian pension plans in 2009.

Recognition of gains and losses and prior service

        We defer the recognition of gains and losses that arise from events such as changes in the discount rate and actuarial assumptions, actual demographic experience and asset performance.

        Unrecognized gains and losses are amortized as a component of pension expense based on the average expected future service of active employees for our plans in the Netherlands and Canada, or the average life expectancy of the U.S. and U.K. plan members. After the effective date of the plan amendments to cease crediting future benefits relating to service, unrecognized gains and losses will also be based on the average life expectancy of members in the Canadian plans. We amortize any prior service costs or credits which arise as a result of plan changes over a period consistent with the amortization of gains and losses.

        As of December 31, 2009, the pension plans have deferred losses that have not yet been recognized through income in the consolidated financial statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation ("PBO"). To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        The following table discloses our combined experience loss, the number of years over which we are amortizing the experience loss, and the estimated 2010 amortization of loss by country (amounts in millions):

	U.S.	U.K.	The Netherlands	Canada

Combined experience loss	$1,105	$1,681	$182	$90
Amortization period (in years)	27	33	12	20
Estimated 2010 amortization of loss	$24	$42	$11	$3

        There was no unrecognized prior service cost at December 31, 2009.

        The U.S. pension plans use the market-related value of assets to determine expected return on assets. As of December 31, 2009, we reported a fair value of pension assets of $1,153 million, compared with a market-related value of $1,384 million. The market-related value of pension assets does not yet reflect accumulated asset losses of $231 million. These losses will increase pension expense as they are graded into the market-related asset value and amortized into expense. Prior to being fully recognized, they may be offset by future asset gains. We reflect 20% of the current year's asset gain or loss in the current year's market-related value, with the remaining 80% spread over the next four years.

        Our plans in the U.K., the Netherlands and Canada use fair value to determine expected return on assets.

Rate of return on plan assets and asset allocation

        The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix:

	U.S.	U.K.	The Netherlands	Canada

Expected return (in total)	8.8%	6.5%	5.5%	7.0%
Target equity (1)	60.0%	50.0%	35.0%	70.0%
Target fixed income	40.0%	50.0%	65.0%	30.0%
Expected return-equity (1)	10.3%	7.7%	7.3%	8.0%
Expected return-fixed income	6.5%	5.3%	4.5%	4.6%

(1)
Includes investments in infrastructure, real estate, limited partnerships and hedge funds.

        In determining the expected rate of return for the plan assets, we analyzed investment community forecasts and current market conditions to develop expected returns for each of the asset classes used by the plans. In particular, we surveyed multiple third party financial institutions and consultants to obtain long-term expected returns on each asset class, considered historical performance data by asset class over long periods, and weighted the expected returns for each asset class by target asset allocations of the plans.

        The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The actual asset allocation at December 31, 2009 was 60% equity and 40% fixed income securities for the qualified plan.

        The investment policy for each U.K. pension plan is generally determined by the plans' trustees. Because there are several pension plans maintained in the U.K., our target allocation represents a weighted average of the target allocation of each plan. Further, target allocations are subject to change. In total, as of December 31, 2009, the U.K. plans were invested 51% in equity and 49% in fixed income securities.

        As of December 31, 2009, the Netherlands' plan was invested 40% in equity and 60% in fixed income securities, and in total the Canadian plans were invested 71% in equity and 29% in fixed income securities.

Impact of changing economic assumptions

        Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.

        Holding all other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated liability discount rate would have on our estimated 2010 pension expense (in millions):

	Change in discount rate
Increase (decrease) in expense	Increase	Decrease

U.S. plans	$(4)	$3
U.K. plans	(18)	21
The Netherlands plan	(8)	10
Canada plans	(2)	2

        Holding other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2010 pension expense (in millions):

	Change in long-term rate of return on plan assets
Increase (decrease) in expense	Increase	Decrease

U.S. plans	$(13)	$13
U.K. plans	(32)	32
The Netherlands plan	(5)	5
Canada plans	(2)	2

Estimated future contributions

        We estimate contributions of approximately $381 million in 2010 as compared with $437 million in 2009.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either trademarks, client lists, non-compete agreements, or other purchased intangibles. Our goodwill and other intangible balances at December 31, 2009 were $6.1 billion and $791 million, respectively, compared to $5.6 billion and $779 million, respectively, at December 31, 2008.

        Although goodwill is not amortized, we test it for impairment at least annually in the fourth quarter. Beginning in 2009, we also test trademarks (which also are not amortized) that were acquired in conjunction with the Benfield merger for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2009 or 2008 that indicate the existence of an impairment with respect to our reported goodwill or trademarks.

        We perform impairment reviews at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. An operating segment shall be deemed to be a reporting unit if all of its components are similar, if none of its components is a reporting unit, or if the segment comprises only a single component.

        The goodwill impairment test is a two step analysis. Step One requires the fair value of each reporting unit to be compared to its book value. Management must apply judgment in determining the estimated fair value of the reporting units. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill and trademarks are deemed not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, we perform Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit's goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit's goodwill is greater than its implied fair value.

        In determining the fair value of our reporting units, we use a discounted cash flow ("DCF") model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2009 and 2008, there was no indication of goodwill impairment, and no further testing was required.

        We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2009 or 2008. If we are required to record impairment charges in the future, they could materially impact our results of operations.

Contingencies

        We define a contingency as any material condition that involves a degree of uncertainty that will ultimately be resolved. Under U.S. GAAP, we are required to establish reserves for contingencies when a loss is probable and we can reasonably estimate its financial impact. We are required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of reserves required, if any, for contingencies after carefully analyzing each individual issue. The required reserves may change due to new developments in each issue, or changes in approach, such as changing our settlement strategy. We do not recognize gain contingencies until the contingency is resolved.

Share-based Payments

        Stock-based compensation expense is based on the value of the portion of share-based payment awards that we ultimately expect to vest during that period. Thus, we have reduced expense for estimated forfeitures. We estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When the terms of an award require no additional service, the award is fully expensed at the grant date. When awards are modified, we account for the incremental shares at the fair market value at the date of modification. Expense recognition begins on the date the service period begins, which can precede or be after the grant date, depending on the provisions of the award.

Option accounting

        We use a lattice-binomial option-pricing model to value stock options granted. Lattice-based option valuation models use a range of assumptions over the expected term of the options, and estimate expected volatilities based on the average of the historical volatility of our stock price and the implied volatility of traded options on our stock.

        In terms of the assumptions used in the lattice-based model, we:

  •
  use historical data to estimate option exercise and employee terminations within the valuation model. In 2008 and prior years, we stratified between executives and key employees. Beginning in 2009, after reviewing additional historical data, we changed the valuation model to stratify employees between those receiving Leadership Performance Plan ("LPP") options, Special Stock Plan options, and all other option grants. We believe that this stratification better represents prospective stock option exercise patterns.

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

Restricted stock unit awards

        Employees may either receive service-based restricted stock units ("RSUs") or performance-based awards, which ultimately result in the receipt of RSUs, if the employee achieves his or her objectives. Such objectives may be made on a personal, group or company level. We account for service-based awards by expensing the total award value over the service period. We calculate the total award value by multiplying the estimated total number of shares to be delivered by the fair value on the date of grant. We estimate forfeitures based on our actual historical experience and consider dividend discounts when determining the fair value of the RSUs. Performance-based RSUs may be immediately vested upon the end of the performance period or may have a future additional service period. Generally, our performance awards are fixed, which means we determine the fair value of the award at the grant date, estimate the number of shares to be delivered at the end of the performance period, and recognize the expense over the performance or vesting period, whichever is longer. These estimates take into account performance to date as well as an assessment of future performance. These assessments are made by management using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the expense recognized.

        The largest performance-based stock plan is the LPP, which has a three-year performance period. The 2007 to 2009 performance period ended on December 31, 2009. The LPP currently has two ongoing performance periods: 2008 to 2010 and 2009 to 2011. A 10% upward adjustment in our estimated performance achievement percentage for both the 2008-2010 and 2009-2011 plans would have increased our 2009 expense by approximately $4 million, while a 10% downward adjustment would have decreased our expense by approximately $4 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.

Income Taxes

        We earn income in numerous foreign countries and this income is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. The estimated effective tax rate for the year is applied to our quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item. We consider the resolution of prior-year tax matters to be such items.

        The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies, and are based on management's assumptions and estimates about future operating results and levels of taxable income, and judgments regarding the interpretation of the provisions of current accounting principles.

        We assess carryforwards and tax credits for realization as a reduction of future taxable income by using a "more likely than not" determination. We have not recognized a U.S. deferred tax liability for undistributed earnings of certain foreign subsidiaries of our continuing operations to the extent they are considered permanently reinvested. Distributions may be subject to additional U.S. income taxes if we either distribute these earnings, or we are deemed to have distributed these earnings, according to the Internal Revenue Code, and could materially affect our future effective tax rate.

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

        We operate in many foreign jurisdictions where tax laws relating to our businesses are not well developed. In such jurisdictions, we obtain professional guidance and consider existing industry practices before using tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions, and tax liabilities are frequently finalized through negotiations. In addition, several factors could increase the future level of uncertainty over our tax liabilities, including the following:

  •
  the portion of our overall operations conducted in foreign tax jurisdictions has been increasing, and we anticipate this trend will continue,

  •
  to deploy tax planning strategies and conduct foreign operations efficiently, our subsidiaries frequently enter into transactions with affiliates, which are generally subject to complex tax regulations and are frequently reviewed by tax authorities,

  •
  we may conduct future operations in certain tax jurisdictions where tax laws are not well developed, and it may be difficult to secure adequate professional guidance, and

  •
  tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes.

NEW ACCOUNTING PRONOUNCEMENTS

        Note 2 "Summary of Significant Accounting Principles and Practices" of the Notes to Consolidated Financial Statements contains a summary of our significant accounting policies, including a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.

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

        The following discussion describes our specific exposures and the strategies we use to manage these risks. See Note 2 "Summary of Significant Accounting Principles and Practices" of the Notes to Consolidated Financial Statements for a discussion of our accounting policies for financial instruments and derivatives.

        We are subject to foreign exchange rate risk from translating the financial statements of our foreign subsidiaries into U.S. dollars. Our primary exposures are to the Euro, British Pound, the Canadian Dollar and the Australian Dollar. We use over-the-counter ("OTC") options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of our foreign operations' financial statements.

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earned approximately 41% of its 2009 revenue in U.S. dollars and 10% of its revenue in Euros, but most of its expenses are incurred in Pounds Sterling. Our policy is to convert into Pounds Sterling sufficient U.S. Dollar and Euro revenue to fund the subsidiary's Pound Sterling expenses using OTC options and forward exchange contracts. At December 31, 2009, we have hedged 53% and 49% of our U.K. subsidiaries' expected U.S. Dollar transaction exposure for the years ending December 31, 2010 and 2011, respectively. In addition, we have hedged 37% and 59% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We do not generally hedge exposures beyond three years.

        We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

        The potential loss in future earnings from market risk sensitive instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $35 million and $45 million at December 31, 2010 and 2011, respectively.

        Our businesses' income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $29 million and $41 million to 2010 and 2011 pretax income, respectively. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $33 million and $41 million to 2010 and 2011 pretax income, respectively.

        We have long-term debt outstanding with a fair market value of $2.1 billion and $1.6 billion at December 31, 2009 and 2008, respectively. This fair value was greater than the carrying value by $88 million at December 31, 2009, and $296 million less than the carrying value at December 31, 2008. A hypothetical 1% increase or decrease in interest rates would change the fair value by approximately 5% and 3% at December 31, 2009 and 2008, respectively.

        PEPS I — At December 31, 2009, a 10% or 20% decrease in the underlying equity of the limited partnerships would have decreased the value of the preferred stock securities by $8 million and $15 million, respectively.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the financial statements, in 2009 the Company changed its method of accounting and reporting for noncontrolling interests.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Chicago, Illinois
February 26, 2010

Aon Corporation
Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2009	2008	2007

Revenue
Commissions, fees and other		$7,521	$7,357	$7,054
Fiduciary investment income		74	171	180

Total revenue		7,595	7,528	7,234

Expenses
Compensation and benefits		4,597	4,581	4,341
Other general expenses		1,977	2,007	1,890

Total operating expenses		6,574	6,588	6,231

Operating income		1,021	940	1,003
Interest income		30	94	100
Interest expense		(122)	(126)	(138)
Other income (expense)		20	(29)	58

Income from continuing operations before income taxes		949	879	1,023
Income taxes		268	242	348

Income from continuing operations		681	637	675

Income from discontinued operations before income taxes		83	1,256	330
Income taxes		(28)	415	128

Income from discontinued operations		111	841	202

Net income		792	1,478	877
Less: Net income attributable to noncontrolling interests		45	16	13

Net income attributable to Aon stockholders		$747	$1,462	$864

Net income attributable to Aon stockholders
Income from continuing operations		$636	$621	$662
Income from discontinued operations		111	841	202

Net income		$747	$1,462	$864

Basic net income per share attributable to Aon stockholders
Continuing operations		$2.25	$2.12	$2.17
Discontinued operations		0.39	2.87	0.66

Net income		$2.64	$4.99	$2.83

Diluted net income per share attributable to Aon stockholders
Continuing operations		$2.19	$2.04	$2.04
Discontinued operations		0.38	2.76	0.62

Net income		$2.57	$4.80	$2.66

Cash dividends per share paid on common stock		$0.60	$0.60	$0.60

Weighted average common shares outstanding — basic		283.2	292.8	305.0

Weighted average common shares outstanding — diluted		291.1	304.5	326.9

See accompanying notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statements of Financial Position

(millions)	As of December 31	2009	2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$217	$582
Short-term investments		422	684
Receivables, net		2,052	1,990
Fiduciary assets		10,835	10,678
Other current assets		463	355
Assets held for sale		—	237

Total Current Assets		13,989	14,526
Goodwill		6,078	5,637
Intangible assets, net		791	779
Fixed assets, net		461	451
Investments		319	332
Deferred tax assets		881	795
Other non-current assets		439	420

TOTAL ASSETS		$22,958	$22,940

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities		$10,835	$10,678
Short-term debt and current portion of long-term debt		10	105
Accounts payable and accrued liabilities		1,535	1,560
Other current liabilities		260	314
Liabilities held for sale		—	146

Total Current Liabilities		12,640	12,803
Long-term debt		1,998	1,872
Deferred tax liabilities		129	118
Pension and other post employment liabilities		1,889	1,694
Other non-current liabilities		871	1,038

TOTAL LIABILITIES		17,527	17,525

EQUITY
Common stock — $1 par value
Authorized: 750 shares (issued: 2009 — 362.7; 2008 — 361.7)		363	362
Additional paid-in capital		3,215	3,220
Retained earnings		7,335	6,816
Treasury stock at cost (shares: 2009 — 96.4; 2008 — 89.9)		(3,859)	(3,626)
Accumulated other comprehensive loss		(1,675)	(1,462)

TOTAL AON STOCKHOLDERS' EQUITY		5,379	5,310
Noncontrolling interest		52	105

TOTAL EQUITY		5,431	5,415

TOTAL LIABILITIES AND EQUITY		$22,958	$22,940

See accompanying notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statement of Stockholders' Equity

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total	Comprehensive Income

Balance at January 1, 2007	346.9	$2,930	$4,992	$(1,694)	$(1,010)	$33	$5,251
Net income	—	—	864	—	—	13	877	$877
Redemption of convertible debentures	14	286	—	—	—	—	286	—
Shares issued — employee benefit plans	—	325	—	—	—	—	325	—
Shares purchased	—	—	—	(751)	—	—	(751)	—
Shares reissued — employee benefit plans	—	(360)	(73)	360	—	—	(73)	—
Tax benefit — employee benefit plans	—	40	—	—	—	—	40	—
Stock compensation expense	—	204	—	—	—	—	204	—
Dividends to stockholders	—	—	(176)	—	—	—	(176)	—
Change in net derivative gains/losses	—	—	—	—	9	—	9	9
Change in net unrealized investment gains/losses	—	—	—	—	3	—	3	3
Net foreign currency translation adjustments	—	—	—	—	166	1	167	167
Net post-retirement benefit obligation	—	—	—	—	106	—	106	106
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(1)	(1)	—
Capital contribution by noncontrolling interests	—	—	—	—	—	1	1	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(7)	(7)	—

Balance at December 31, 2007	361.3	3,425	5,607	(2,085)	(726)	40	6,261	$1,162

Net income	—	—	1,462	—	—	16	1,478	$1,478
Shares issued — employee benefit plans	0.4	247	—	—	—	—	247	—
Shares purchased	—	—	—	(1,924)	—	—	(1,924)	—
Shares reissued — employee benefit plans	—	(383)	(82)	383	—	—	(82)	—
Tax benefit — employee benefit plans	—	45	—	—	—	—	45	—
Stock compensation expense	—	248	—	—	—	—	248	—
Dividends to stockholders	—	—	(171)	—	—	—	(171)	—
Change in net derivative gains/losses	—	—	—	—	(37)	—	(37)	(37)
Change in net unrealized investment gains/losses	—	—	—	—	(20)	—	(20)	(20)
Net foreign currency translation adjustments	—	—	—	—	(182)	(5)	(187)	(187)
Net post-retirement benefit obligation	—	—	—	—	(497)	—	(497)	(497)
Inclusion of Benfield's noncontrolling interests	—	—	—	—	—	61	61	—
Capital contribution by noncontrolling interests	—	—	—	—	—	2	2	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(9)	(9)	—

Balance at December 31, 2008	361.7	3,582	6,816	(3,626)	(1,462)	105	5,415	$737

Net income	—	—	747	—	—	45	792	$792
Shares issued — employee benefit plans	1.0	119	—	—	—	—	119	—
Shares purchased	—	—	—	(590)	—	—	(590)	—
Shares reissued — employee benefit plans	—	(357)	(63)	357	—	—	(63)	—
Tax benefit — employee benefit plans	—	25	—	—	—	—	25	—
Stock compensation expense	—	209	—	—	—	—	209	—
Dividends to stockholders	—	—	(165)	—	—	—	(165)	—
Change in net derivative gains/losses	—	—	—	—	13	—	13	13
Change in net unrealized investment gains/losses	—	—	—	—	(12)	—	(12)	(12)
Net foreign currency translation adjustments	—	—	—	—	199	4	203	203
Net post-retirement benefit obligation	—	—	—	—	(413)	—	(413)	(413)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3)	(3)	—
Capital contribution by noncontrolling interests	—	—	—	—	—	35	35	—
Deconsolidation of noncontrolling interests	—	—	—	—	—	(102)	(102)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(32)	(32)	—

Balance at December 31, 2009	362.7	$3,578	$7,335	$(3,859)	$(1,675)	$52	$5,431	$583

See accompanying notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2009	2008	2007

	CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	$792	$1,478	$877
	Adjustments to reconcile net income to cash provided by operating activities:
	Gains from sales of businesses, net	(91)	(1,208)	(30)
	Depreciation and amortization	242	222	205
	Stock compensation expense	209	248	204
	Deferred income taxes	138	(139)	110
	Change in assets and liabilities:
	Change in funds held on behalf of clients	(90)	525	50
	Receivables, net	(63)	(151)	53
	Accounts payable and accrued liabilities	(54)	(11)	(116)
	Restructuring reserves	67	62	(47)
	Current income taxes	(105)	55	131
	Pension and other post employment liabilities	(404)	(105)	(107)
	Other assets and liabilities	(266)	(17)	(67)

	CASH PROVIDED BY OPERATING ACTIVITIES	375	959	1,263

	CASH FLOWS FROM INVESTING ACTIVITIES
	Sales of long-term investments	73	254	1,030
	Purchase of long-term investments	(158)	(338)	(1,011)
	Net sales (purchases) of short-term investments — non-fiduciary	259	392	(64)
	Net sales (purchases) of short-term investments — funds held on behalf of clients	90	(525)	(50)
	Acquisition of businesses, net of cash acquired	(274)	(1,096)	(251)
	Proceeds from sale of businesses	11	2,820	53
	Capital expenditures	(140)	(103)	(170)

	CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(139)	1,404	(463)

	CASH FLOWS FROM FINANCING ACTIVITIES
	Issuance of common stock	51	62	54
	Treasury stock transactions, net	(478)	(1,740)	(523)
	Issuance of long-term debt	684	376	806
	Repayment of debt	(709)	(762)	(714)
	Cash dividends to stockholders	(165)	(171)	(176)

	CASH USED FOR FINANCING ACTIVITIES	(617)	(2,235)	(553)

	EFFECT OF EXCHANGE RATE CHANGES ON CASH	16	(130)	56

	NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(365)	(2)	303
	CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	582	584	281

	CASH AND CASH EQUIVALENTS AT END OF YEAR	$217	$582	$584

	Supplemental disclosures:
	Interest paid	$103	$125	$147
	Income taxes paid, net of refunds	182	696	195

See accompanying notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements include the accounts of Aon Corporation and its majority-owned subsidiaries and variable interest entities ("VIEs") for which Aon is considered to be the primary beneficiary ("Aon" or the "Company"). The consolidated financial statements exclude special-purpose entities ("SPEs") considered VIEs for which Aon is not the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

        Management has reviewed all material subsequent events through February 26, 2010, the date the financial statements were issued, to determine whether any event required either recognition or disclosure in the financial statements.

Reclassifications

        Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the 2009 presentation, including the reclassification of income earned on non-fiduciary operating funds to Interest income from Investment income, a component of Total revenue, and the reclassification of equity earnings on investments to Other income (expense) from Commissions, fees and other revenue in the Consolidated Statements of Income.

        Following these reclassifications, Total revenue decreased by $103 million and $125 million in 2008 and 2007, respectively, Other general expenses increased by $1 million in 2008 and decreased $2 million in 2007, Other income (expense) increased by $10 million and $23 million in 2008 and 2007, respectively, and Interest income increased by $94 million and $100 million for 2008 and 2007, respectively.

Use of Estimates

        The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency movements have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

2.    Summary of Significant Accounting Principles and Practices

Revenue Recognition

        Risk and Insurance Brokerage Services segment revenues include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are realized or realizable. The Company considers revenues to be realized or realizable when there is persuasive evidence of an arrangement with a client, there is a fixed and determinable price, services have been rendered, and collectability is reasonably assured. For brokerage commissions, revenue is typically considered to be realized or realizable at the completion of the placement process, which generally occurs at the later of the effective date of the policy or when the client is billed. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions on premiums billed directly by insurance carriers are recognized as revenue when the Company has sufficient information to determine the amount that it is owed, which may not occur until cash is received from the insurance carrier. In instances when commissions relate to policy premiums that are billed in installments, revenue is recognized when the Company has sufficient information to determine the appropriate billing and the associated commission. Fees for services provided to clients are recognized ratably over the period that the services are rendered.

        Consulting segment revenues consist primarily of fees paid by clients for consulting advice, commissions from insurance carriers for the placement of individual and group contracts, and outsourcing contracts. Commissions from insurance companies are recognized in the same manner as the Risk and Insurance Brokerage Services segment. Fees paid by clients are typically charged on an hourly, project or fixed fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, which is measured by the amount of time incurred. Revenues from fixed-fee contracts are recognized ratably over the term of the contract. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues.

        Investment income is recognized as it is earned.

Stock Compensation Costs

        The Company recognizes compensation expense for all share-based payments to employees, including grants of employee stock options and restricted stock and restricted stock units ("RSUs"), as well as employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair value. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Because stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Retirement Benefits

        The Company records annual expenses relating to its pension benefits and other post-employment plans based on calculations that include various actuarial assumptions, including discount rates, assumed asset rates of return, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to these assumptions based on current rates and trends. The effects of the gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen. The funded status of each plan, calculated as the fair value of plan assets less the accumulated projected benefit obligation, is reflected in the Company's Consolidated Statement of Financial Position using a December 31 measurement date.

Income per Share

        Basic net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding, including participating securities, which consist of unvested stock awards with non-forfeitable rights to dividends. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and awards. The diluted earnings per share calculation reflects the more dilutive effect of either (1) the two-class method that assumes that the participating securities have not been exercised, or (2) the treasury stock method. Certain common stock equivalents related primarily to options were not included in the computation of diluted income per share because their inclusion would have been antidilutive. Aon has included in its diluted net income per share computation the impact of any contingently convertible instruments regardless of whether the market price trigger has been met. Prior to their redemption in November 2007, Aon's 3.5% convertible debt securities, which were issued in November 2002, were able to be converted into a maximum of 14 million shares of Aon common stock, and these shares, and the associated interest, were included in the computation of diluted net income per share for 2007. Since redemption of these securities, Aon has had no convertible debt securities outstanding.

Cash and Cash Equivalents

        Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less. Cash and cash equivalents included restricted balances of $85 million and $254 million at December 31, 2009 and 2008, respectively.

Short-term Investments

        Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with initial maturities in excess of three months but less than one year and are carried at amortized cost, which approximates fair value.

Fiduciary Assets and Liabilities

        In its capacity as an insurance agent and broker, Aon collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. Aon also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as fiduciary assets in the Company's Consolidated Statements of Financial Position. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit these funds is recorded as fiduciary liabilities in the Company's Consolidated Statement of Financial Position. The time frame that the Company holds such funds is dependent upon the date the insured remits the payment of the premium to Aon and the date Aon is required to forward those payments to the insurer.

        Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $3.3 billion and $3.2 billion at December 31, 2009 and 2008, respectively. These funds and a corresponding liability are included in fiduciary assets and fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.

Allowance for Doubtful Accounts

        Aon's policy for estimating allowances for doubtful accounts with respect to receivables is to record an allowance based on a historical evaluation of write-offs, aging of balances and other qualitative and quantitative analyses. Receivables included an allowance for doubtful accounts of $92 million and $101 million at December 31, 2009 and 2008, respectively.

Fixed Assets

        Property and equipment is stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized and amortized using the straight-line method over a range principally between 3 to 8 years. The weighted-average original life of Aon's software at December 31, 2009 is 4.7 years.

Investments

        The Company accounts for investments as follows:

  •
  Equity method investments — Aon accounts for limited partnership and other investments using the equity method of accounting if Aon has the ability to exercise significant influence over, but not control of, an investee. Significant influence generally represents an ownership interest between 20% and 50% of the voting stock of the investee. Under the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted for additional capital contributions, distributions, and Aon's proportionate share of earnings or losses.

  •
  Cost method investments — Investments where Aon does not have an ownership interest of greater than 20% or the ability to exert significant influence over the operations of the investee are carried at cost.

  •
  Fixed-maturity securities are classified as available for sale and are reported at fair value with any resulting gain or loss recorded directly to stockholders' equity as a component of Accumulated other comprehensive income or loss, net of deferred income taxes. Interest on fixed-maturity securities is recorded in Interest income when earned and is adjusted for any amortization of premium or accretion of discount.

        The Company assesses any declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company's ability and intent to hold the investment until recovery of its cost basis. Other-than-temporary impairments of investments are recorded as part of Other income (expense) in the Company's Consolidated Statement of Income in the period in which the determination is made.

Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it is included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

        Intangible assets include trademarks, customer related and contract based assets representing primarily client lists and non-compete covenants, and marketing and technology related assets. These intangible assets, with the exception of trademarks, are amortized over periods ranging from 1 to 12 years, with a weighted average original life of 10 years. Trademarks are not amortized as such assets have been determined to have indefinite useful lives. Similar to goodwill, trademarks are tested at least annually for impairments using an analysis of expected future cash flows. Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

Derivatives

        All derivative instruments are recognized in the Consolidated Statements of Financial Position at fair value. Where the Company has entered into master netting agreements with counterparties, the derivative positions are netted by counterparty and are reported accordingly in Other assets or Other liabilities. Changes in the fair value of derivative instruments are recognized immediately in earnings, unless the derivative is designated as a hedge and qualifies for hedge accounting.

        The Company has historically acquired the following derivative instruments: (i) a hedge of the change in fair value of a recognized asset or liability or firm commitment ("fair value hedge"), (ii) a hedge of the variability in cash flows from a recognized variable-rate asset or liability or forecasted transaction ("cash flow hedge"), and (iii) a hedge of the net investment in a foreign subsidiary ("net investment hedge"). Under hedge accounting, recognition of derivative gains and losses can be matched in the same period with that of the hedged exposure and thereby minimize earnings volatility.

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation must include a description of the hedging instrument, the hedged item, the risk being hedged, Aon's risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge, and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges and measures and records hedge ineffectiveness, if any, at the end of each quarter.

        Fair value hedges are marked-to-market and the resulting gain or loss is recognized currently in earnings. For a cash flow hedge that qualifies for hedge accounting, the effective portion of the change in fair value of a hedging instrument is recognized in Other Comprehensive Income ("OCI") and subsequently recognized in income when the hedged item affects earnings. The ineffective portion of the change in fair value of a cash flow hedge is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is recognized in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.

        Changes in the fair value of a derivative that is not designated as an accounting hedge (known as an "economic hedge") are recorded in either Interest income or Other general expenses (depending on the hedged exposure) in the Consolidated Statements of Income.

        The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) it determines that the derivative is no longer effective in offsetting changes in the hedged item's fair value or cash flows, (3) a hedged forecasted transaction is no longer probable of occurring in the time period described in the hedge documentation, (4) the hedged item matures or is sold, or (5) management elects to discontinue hedge accounting voluntarily.

        When hedge accounting is discontinued because the derivative no longer qualifies as a fair value hedge, the Company continues to carry the derivative in the Consolidated Statements of Financial Position at its fair value, recognizes subsequent changes in the fair value of the derivative in the Consolidated Statements of Income, ceases to adjust the hedged asset or liability for changes in its fair value, and amortizes the hedged item's cumulative basis adjustment into earnings over the remaining life of the hedged item using a method that approximates the level-yield method.

        When hedge accounting is discontinued because the derivative no longer qualifies as a cash flow hedge, the Company continues to carry the derivative in the Consolidated Statements of Financial Position at its fair value, recognizes subsequent changes in the fair value of the derivative in the Consolidated Statements of Income, and continues to defer the derivative gain or loss in accumulated OCI until the hedged forecasted transaction affects earnings. If the hedged forecasted transaction is not probable of occurring in the time period described in the hedge documentation or within a two month period of time thereafter, the deferred derivative gain or loss is immediately reflected in earnings.

Foreign Currency

        Certain of the Company's non-US operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of Stockholders' Equity in Accumulated Other Comprehensive Income in the Consolidated Statements of Financial Position. For those operations that use the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from the remeasurement of monetary assets and liabilities are included in Other income (expense) within the Consolidated Statements of Income. The effect of foreign exchange gains and losses on the Consolidated Statements of Income was a loss of $26 million in 2009 and gains of $18 million and $11 million in 2008 and 2007, respectively. Included in these amounts were derivative hedging losses of $15 million in 2009 and $36 million in 2008 and gains of $16 million in 2007.

Income Taxes

        Deferred income taxes are recognized for the effect of temporary differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted marginal tax rates and laws that are currently in effect. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the period when the rate change is enacted.

        Deferred tax assets are reduced by valuation allowances if, based on the consideration of all available evidence, it is more likely than not that some portion of the deferred tax asset will not be realized. Significant weight is given to evidence that can be objectively verified. Deferred tax assets are realized by having sufficient future taxable income to allow the related tax benefits to reduce taxes otherwise payable. The sources of taxable income that may be available to realize the benefit of deferred tax assets are future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carry-forwards, taxable income in carry-back years and tax planning strategies that are both prudent and feasible.

        The Company recognizes the effect of income tax positions only if sustaining those positions is more likely than not. Changes in recognition or measurement are reflected in the period in which a change in judgment occurs. The Company records penalties and interest related to unrecognized tax benefits in Income taxes in the Company's Consolidated Statements of Income.

Changes in Accounting Principles

Business Combinations and Noncontrolling Interests

        On January 1, 2009, the Company adopted revised principles related to business combinations and noncontrolling interests. The revised principle on business combinations applies to all transactions or other events in which an entity obtains control over one or more businesses. It requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Business combinations achieved in stages require recognition of the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values when control is obtained. This revision also changes the requirements for recognizing assets acquired and liabilities assumed arising from contingencies, and requires direct acquisition costs to be expensed. In addition, it provides certain changes to income tax accounting for business combinations which apply to both new and previously existing business combinations. In April 2009, additional guidance was issued which revised certain business combination guidance related to accounting for contingent liabilities assumed in a business combination. The Company has adopted this guidance in conjunction with the adoption of the revised principles related to business combinations. The adoption of the revised principles related to business combinations has not had a material impact on the consolidated financial statements.

        The revised principle related to noncontrolling interests establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The revised principle clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as a separate component of equity in the Consolidated Statements of Financial Position. The revised principle requires retrospective adjustments, for all periods presented, of stockholders' equity and net income for noncontrolling interests. In addition to these financial reporting changes, the revised principle provides for significant changes in accounting related to changes in ownership of noncontrolling interests. Changes in Aon's controlling financial interests in consolidated subsidiaries that do not result in a loss of control are accounted for as equity transactions similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in a loss of control and deconsolidation, any retained ownership interests are remeasured at fair value with the gain or loss reported in net income. In previous periods, noncontrolling interests for operating subsidiaries were reported in Other general expenses in the Consolidated Statements of Income. Prior period amounts have been restated to conform to the current year's presentation.

        The principal effect on the prior years' balance sheets related to the adoption of the new guidance related to noncontrolling interests is summarized as follows (in millions):

As of December 31	2008	2007

Equity, as previously reported	$5,310	$6,221
Increase for reclassification of non-controlling interests	105	40

Equity, as adjusted	$5,415	$6,261

        The revised principle also requires that net income be adjusted to include the net income attributable to the noncontrolling interests and a new separate caption for net income attributable to Aon stockholders be presented in the Consolidated Statements of Income. The adoption of this new guidance increased net income by $16 million and $13 million for 2008 and 2007, respectively. Net income attributable to Aon stockholders equals net income as previously reported prior to the adoption of the new guidance.

Participating Securities

        Effective January 1, 2009, the Company adopted new guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore should be included in computing basic and diluted earnings per share using the two class method. Certain of Aon's restricted stock awards allow the holder to receive a non-forfeitable dividend equivalent. The impact of the basic and diluted net income per share was as follows:

	2008		2007
	As Reported	As Restated	As Reported	As Restated

Basic net income per share:
Continuing operations	$2.18	$2.12	$2.23	$2.17
Discontinued operations	2.94	2.87	0.67	0.66

Net income	$5.12	$4.99	$2.90	$2.83

Diluted net income per share:
Continuing operations	$2.06	$2.04	$2.07	$2.04
Discontinued operations	2.80	2.76	0.62	0.62

Net income	$4.86	$4.80	$2.69	$2.66

        Income from continuing operations, income from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

Years ended December 31	2009	2008	2007

Income from continuing operations	$15	$15	$15
Income from discontinued operations	3	21	5

Net income	$18	$36	$20

        Weighted average shares outstanding (in millions):

Years ended December 31	2009	2008	2007

Shares for basic earnings per share (1)	283.2	292.8	305.0
Common stock equivalents	7.9	11.7	21.9

Shares for diluted earnings per share	291.1	304.5	326.9

(1)
Includes 6.9 million, 7.5 million, and 7.5 million of participating securities for the years ended December 31, 2009, 2008, and 2007, respectively.

        Certain common stock equivalents primarily related to options were not included in the computation of diluted net income per share because their inclusion would have been antidilutive. The number of shares excluded from the calculation was 5 million, 3 million, and 5 million in 2009, 2008, and 2007, respectively.

Fair Value

        The Company adopted the following guidance effective April 1, 2009:

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

        The adoption of the preceding guidance did not have a material impact on the Company's consolidated financial statements.

Pensions and Other Postretirement Benefits

        In December 2008, the FASB issued an amendment to current principles regarding employers' disclosures about pensions and other postretirement benefits. These changes provide guidance as to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This amendment requires pension and other postretirement plan disclosures be expanded to include investment allocation decisions, the fair value of each major category of plan assets based on the nature and risks of assets in the plans, and inputs and valuation techniques used to develop fair value measurements of plan assets. See Note 13 for these disclosures.

Recent Accounting Pronouncements

        In June 2009, the FASB issued guidance amending current principles related to the transfers of financial assets and VIEs. This guidance eliminates the concept of a qualifying special-purpose entity ("QSPE"), creates more stringent conditions for reporting the transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. Former QSPEs will be evaluated for consolidation based on the updated VIE guidance. There are also changes to the approach a company must take in determining a VIE's primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. Additional year-end and interim period disclosures will also be required. These changes will be effective for Aon beginning in the first quarter of 2010. The Company believes that the adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

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

        In January 2010, the FASB issued guidance requiring additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. This guidance also clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. These disclosures will be effective for Aon beginning in the first quarter of 2010. The guidance also requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. These disclosures will be effective for Aon beginning in the first quarter of 2011. The Company is currently evaluating this guidance to determine additional disclosures, if any, that will be required.

3.    Discontinued Operations

Property and Casualty Operations

        In January 2009, the Company signed a definitive agreement to sell FFG Insurance Company ("FFG"), Atlanta International Insurance Company ("AIIC") and Citadel Insurance Company ("Citadel") (together the "P&C operations"). FFG and Citadel were property and casualty insurance operations that were in runoff. AIIC was a property and casualty insurance operation that was previously reported in discontinued operations. The sale was completed in August 2009. A pretax loss totaling $196 million was recognized, of which $5 million was recorded in 2009 and $191 million in 2008. As part of the sale, the purchaser also assumed an indemnification in respect to certain reinsured property and casualty balances. The fair value of this indemnification was $9 million at December 31, 2008.

AIS Management Corporation

        In 2008, Aon reached a definitive agreement to sell AIS Management Corporation ("AIS"), which was previously included in the Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for $120 million in cash at closing, plus a potential earn-out of up to $35 million payable over the two years following the completion of the agreement. The disposition was completed in January 2009 and resulted in a pretax gain of $86 million. As of February 26, 2010, Aon had not received any of this potential earn-out.

Accident, Life & Health Operations

        In April 2008, the Company sold its Combined Insurance Company of America ("CICA") subsidiary to ACE Limited and its Sterling Life Insurance Company ("Sterling") subsidiary to Munich Re Group. These two subsidiaries were previously included in the Company's former Insurance Underwriting segment. After final adjustments, Aon received $2.525 billion in cash for CICA and $341 million in cash for Sterling. Additionally, CICA paid a $325 million dividend to Aon before the sale transaction was completed. A pretax gain of $1.4 billion was recognized on the sale of these businesses, which included the reversal of the cumulative translation adjustment account (related to selling CICA's foreign entities) of $134 million. In 2009, the Company recognized a $55 million foreign tax credit carryback related to the sale of CICA.

        The operating results of all these businesses are classified as discontinued operations, and prior years' operating results have been reclassified as discontinued operations, as follows (in millions):

Years ended December 31	2009	2008	2007

Revenues:
CICA and Sterling	$—	$677	$2,502
AIS	—	92	102
P&C Operations	—	6	10

Total revenues	$—	$775	$2,614

Income (loss) before income taxes:
Operations:
CICA and Sterling	$—	$66	$323
AIS	—	(10)	25
P&C Operations	5	—	(11)
Other	—	—	3

	5	56	340
Gain (loss) on sale:
CICA and Sterling	12	1,403	—
AIS	86	—	—
P&C Operations	(5)	(191)	—
Other	(15)	(12)	(10)

	78	1,200	(10)

Total pretax gain	$83	$1,256	$330

Net income:
Operations	$3	$30	$199
Gain on sale	108	811	3

Total	$111	$841	$202

        Aon reclassified the assets and liabilities of AIS and the P&C Operations to assets held-for-sale and liabilities held-for-sale, respectively, in the December 31, 2008 Consolidated Statements of Financial Position, as follows (in millions):

As of December 31	2008

Assets:
Investments:
Fixed maturities	$104
All other investments	68
Receivables	24
Property and equipment and other assets	41

Total assets	$237

Liabilities:
Policy liabilities	$127
General expenses and other liabilities	19

Total liabilities	$146

Equity	$91

4.    Other Financial Data

Statement of Income Information

Other Income (Expense)

        Other income (expense) consists of the following (in millions):

Years ended December 31	2009	2008	2007

Equity income of non-consolidated subsidiaries	$4	$8	$6
Realized gain (loss) on sale of investments	(1)	1	13
Benfield transaction — hedging losses	—	(50)	—
Gains on disposal of businesses, net	13	8	40
Other	4	4	(1)

	$20	$(29)	$58

Statement of Financial Position Information

Fixed Assets, net

        The components of fixed assets, net are as follows (in millions):

As of December 31	2009	2008

Software	$514	$485
Leasehold improvements	366	358
Furniture, fixtures and equipment	258	254
Computer equipment	225	222
Land and buildings	78	76
Automobiles and aircraft	40	39
Capital in progress	8	4

	1,489	1,438
Less: Accumulated depreciation	1,028	987

Fixed assets, net	$461	$451

        Depreciation expense, which includes software amortization, was $149 million, $157 million and $154 million for the years ended December 31, 2009, 2008, and 2007, respectively.

5.    Acquisitions and Dispositions

        In 2009, the Company completed the acquisitions of Allied North America, FCC Global Insurance Services and Carpenter Moore Insurance Services which are included in the Risk and Insurance Brokerage Services segment. The following table includes the aggregate amount paid and the preliminary allocation value of intangible assets recorded as a result of these and the other acquisitions made during 2009, 2008 and 2007. Due to the timing of these acquisitions, the Company is in the process of obtaining third-party valuations for the intangible assets other than goodwill that were acquired in 2009, and therefore the allocation of the purchase prices is still subject to refinement.

(millions)	Years ended December 31	2009	2008	2007

Cash paid:
	Other acquisitions	$274	$105	$251
	Benfield	—	1,313	—

	Total	$274	$1,418	$251

Intangible assets:
	Goodwill —
	Other acquisitions	$185	$28	$149
	Benfield	—	1,064	—
	Other intangible assets —
	Other acquisitions	73	84	92
	Benfield	—	583	—

	Total	$258	$1,759	$241

        Internal funds and short-term borrowings financed these acquisitions.

        The results of operations of these acquisitions are included in the consolidated financial statements from the dates they were acquired. These acquisitions, except for Benfield, would not produce a materially different result if they had been reported from the beginning of the period.

Benfield

        In November 2008, Aon completed the acquisition of the shares of Benfield, a leading independent reinsurance intermediary, with more than 50 locations worldwide. The Company purchased all of the outstanding shares of common and preferred stock of Benfield for $1,281 million in cash. The total cost of the acquisition also included direct costs of the transaction totaling $32 million. Benfield is known for its client service, analytic capability and innovation. The results of Benfield's operations were included in the Company's consolidated financial statements from the date of closing.

        In connection with the acquisition, the Company recorded net tangible assets, goodwill and other intangibles which are reported within the Risk and Insurance Brokerage Services segment. None of the goodwill is deductible for tax purposes. Of the acquired intangible assets, $128 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $449 million was assigned to customer relationships, and $2 million was assigned to non-competition agreements, which are being amortized over weighted average useful lives of 12 and 1 years, respectively.

        The following unaudited pro forma consolidated results of operations assume that the merger of Benfield was completed as of January 1 for each of the fiscal years shown below (in millions, except per share amounts):

	2008	2007

Revenue	$8,180	$7,869

Income from continuing operations attributable to Aon stockholders	$646	$712

Net income attributable to Aon stockholders	$1,487	$914

Earnings per Share:
Basic	$5.08	$3.00
Diluted	$4.88	$2.81

        Pro forma data may not be indicative of the results that would have been obtained had the acquisition actually occurred at the beginning of the years presented, nor does it intend to be a projection of future results. The pro forma financial information include adjustments to historical Benfield numbers to conform results to U.S. GAAP from International Financial Reporting Standards and amortization charges from acquired intangibles and related tax effects.

Dispositions

        In 2009, the Company completed the disposition of its U.S. premium finance business along with a number of smaller entities. The following table includes the gains or losses recorded as a result of these and other disposals made in 2009, 2008 and 2007 (in millions):

Years ended December 31	2009	2008	2007

Gain (loss) recorded:
Cananwill	$(2)	$(5)	$—
Other disposals	15	13	40

Total	$13	$8	$40

Cananwill

        Some of Aon's U.S. ("Cananwill"), U.K., Canadian, and Australian subsidiaries (together "Cananwill International") originated short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sold these premium finance agreements to unaffiliated companies, typically bank special purpose entities ("SPE's") in whole loan securitization transactions that met the criteria for sales accounting.

        In December 2008, Aon signed a definitive agreement to sell the U.S. Cananwill operations. This disposition was completed in February 2009. A pretax loss of $7 million was recorded, of which $2 million was recorded in 2009 and $5 million in 2008, and is included in Other income (expense) in the Consolidated Statements of Income. Aon may receive up to $10 million from the buyer over the next two years based on the amount of insurance premiums and related obligations financed by the buyer over this period that are generated from certain of Cananwill's producers. Cananwill's results for the period up to the date of disposition are included in the Risk and Insurance Brokerage Services segment.

        In connection with this sale, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at December 31, 2009, was $8 million. Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender's right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier. The Company does not expect to incur any significant losses related to this guarantee.

        In June and July of 2009, the Company entered into agreements with third parties with respect to Aon's Cananwill International operations. As a result of these agreements, these third parties began originating, financing and servicing premium finance loans generated by referrals from Aon's brokerage operations. The third parties did not acquire the existing portfolio of Aon's premium finance loans, and as such, the Company did not extend any guarantees under these agreements.

        Aon recorded gains on the sale of premium finance agreements of $18 million, $55 million and $64 million for the years ended December 31, 2009, 2008, and 2007, respectively. These gains are included in Commissions, fees and other revenue in the Consolidated Statements of Income.

        Aon also records receivables in respect of its retained interest in the premium finance agreements sold to the SPE's. These retained interests are recorded at fair value which is determined by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates. At December 31, 2009 and 2008 the balance of retained interests was zero and $99 million, respectively.

        Aon retained servicing rights for sold agreements, and earned servicing fee income over the servicing period. Because the servicing fees represent adequate compensation for the servicing of the receivables, the Company has not recorded any servicing assets or liabilities.

Other Dispositions

        During 2009, Aon completed the sale of nine other, smaller operations. Total pretax gains of $15 million were recognized on these sales, which are included in Other income (expense) in the Consolidated Statements of Income.

        In 2008, Aon sold four small operations. Total pretax gains of $13 million were recognized on these sales, which are included in Other income (expense) in the Consolidated Statements of Income.

        In 2007, Aon sold three small operations and a 25% share of another small operation, which were all included in the Risk and Insurance Brokerage Services segment. Total pretax gains of $40 million were recognized on these sales, which are included in Other income (expense) in the Consolidated Statements of Income.

6.    Goodwill and Other Intangible Assets

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2009 and 2008, respectively, are as follows (in millions):

	Risk and Insurance Brokerage Services	Consulting	Total

Balance as of January 1, 2008	$4,527	$388	$4,915
Goodwill related to acquisitions	1,099	1	1,100
Goodwill related to disposals	(5)	—	(5)
Foreign currency revaluation	(362)	(11)	(373)

Balance as of December 31, 2008	5,259	378	5,637
Goodwill related to acquisitions	191	—	191
Benfield adjustments	9	—	9
Goodwill related to disposals	(16)	—	(16)
Foreign currency revaluation	250	7	257

Balance as of December 31, 2009	$5,693	$385	$6,078

        In 2009, the Company finalized the Benfield purchase price allocation, adjusting goodwill principally for the completion of third party valuation reports, the impact of changes in actual employee severance costs compared to original estimates and the resolution of certain tax matters.

        Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Trademarks	$136	$—	$128	$—
Customer Related and Contract Based	757	234	697	180
Marketing, Technology and Other	376	244	331	197

	$1,269	$478	$1,156	$377

        Amortization expense on intangible assets was $93 million, $65 million and $42 million for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated future amortization for intangible assets as of December 31, 2009 is as follows (in millions):

2010	$104
2011	99
2012	87
2013	79
2014	68
Thereafter	218

$655

7.    Restructuring

Aon Benfield Restructuring Plan

        The Company announced a global restructuring plan ("Aon Benfield Plan") in conjunction with its acquisition of Benfield in 2008. The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 700 job eliminations. Additionally, duplicate space and assets will be abandoned. The Company originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. During 2009, the Company reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated. The Company currently estimates the Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $55 million has been recorded in earnings during 2009, and an estimated additional $45 million will be recorded in future earnings.

        As of December 31, 2009, approximately 530 jobs have been eliminated under this Plan. Total payments of $67 million have been made under this Plan to date.

        All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income. The Company expects these restructuring activities and related expenses to affect continuing operations into 2011.

        The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Actual
	Purchase Price Allocation	2009	Total to Date	Estimated Total Cost for Restructuring Period (1)

Workforce reduction	$32	$38	$70	$98
Lease consolidation	22	14	36	49
Asset impairments	—	2	2	5
Other costs associated with restructuring (2)	1	1	2	3

Total restructuring and related expenses	$55	$55	$110	$155

(1)
Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions likely to change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)
Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

2007 Restructuring Plan

        In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients ("2007 Plan"). The 2007 Plan includes an estimated 4,600 job eliminations. As of December 31, 2009, approximately 3,100 positions have been eliminated. The Company has closed or consolidated several offices resulting in sublease losses or lease buy-outs. The Company currently estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $750 million. Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income. The Company expects the restructuring and related expenses to affect continuing operations through the first half of 2010.

        The following summarizes the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the 2007 Plan (in millions):

	Actual
					Estimated Total Cost for Restructuring Period (1)
	2007	2008	2009	Incurred to Date

Workforce reduction	$17	$166	$251	$434	$510
Lease consolidation	22	38	78	138	149
Asset impairments	4	18	15	37	39
Other costs associated with restructuring (2)	3	29	13	45	52

Total restructuring and related expenses	$46	$251	$357	$654	$750

(1)
Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions likely to change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)
Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

        The following summarizes the restructuring and related expenses by segment that have been incurred and are estimated to be incurred through the end of the restructuring initiative, related to the 2007 Plan (in millions):

	Actual
					Estimated Total Cost for Restructuring Period
	2007	2008	2009	Incurred to Date

Risk and Insurance Brokerage Services	$41	$234	$322	$597	$683
Consulting	5	17	35	57	67

Total restructuring and related expenses	$46	$251	$357	$654	$750

2005 Restructuring Plan

        In 2005, the Company commenced a restructuring that resulted in cumulative pretax charges totaling $369 million, including workforce reductions, lease consolidation costs, asset impairments and other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.

        The following is a summary of the restructuring and related expenses incurred by type that have been incurred (in millions):

	Prior years	2007	2008	Total 2005 Plan

Workforce reduction	$232	$21	$—	$253
Lease consolidation	47	13	3	63
Asset impairments	29	3	—	32
Other costs associated with restructuring	17	4	—	21

Total restructuring and related expenses	$325	$41	$3	$369

        The following is a summary of the restructuring and related expenses by segment that have been incurred (in millions):

	Prior years	2007	2008	Total 2005 Plan

Risk and Insurance Brokerage Services	$279	$33	$3	$315
Consulting	28	6	—	34
Unallocated	7	—	—	7

Total restructuring — continuing operations	314	39	3	356
Discontinued operations	11	2	—	13

Total restructuring and related expenses	$325	$41	$3	$369

        As of December 31, 2009, the Company's liabilities for its restructuring plans are as follows (in millions):

	Benfield Plan	2007 Plan	2005 Plan	Total

Balance at January 1, 2007	$—	$—	$134	$134
Expensed in 2007	—	42	38	80
Cash payments in 2007	—	(17)	(110)	(127)
Foreign exchange translation	—	—	1	1

Balance at December 31, 2007	—	25	63	88
Expensed in 2008	—	233	3	236
Cash payments in 2008	—	(148)	(34)	(182)
Purchase price allocation	104	—	—	104
Foreign exchange translation	—	(9)	(4)	(13)

Balance at December 31, 2008	104	101	28	233
Expensed in 2009	53	342	(1)	394
Cash payments in 2009	(67)	(248)	(12)	(327)
Purchase accounting adjustment	(49)	—	—	(49)
Foreign exchange translation	4	7	1	12

Balance at December 31, 2009	$45	$202	$16	$263

        Aon's unpaid restructuring liabilities are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Statements of Financial Position.

8.    Investments

        The Company earns income on cash balances and investments, as well as on premium trust balances that Aon maintains for premiums collected from insureds but not yet remitted to insurance companies. Premium trust balances and a corresponding liability are included in fiduciary assets and fiduciary liabilities in the accompanying Consolidated Statements of Financial Position.

        The Company's interest-bearing assets are included in the following categories in the Consolidated Statements of Financial Position (in millions):

As of December 31	2009	2008

Cash and cash equivalents	$217	$582
Short-term investments	422	684
Fiduciary assets	3,329	3,178
Investments	319	332

	$4,287	$4,776

        The Company's investments are as follows (in millions):

As of December 31	2009	2008

Equity method investments	$113	$84
PEPS I preferred stock	87	101
Cost method investments	54	114
Other investments	49	13
Fixed-maturity securities	16	20

	$319	$332

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

        As part of this transaction, Aon is required to purchase from PEPS I additional securities equal to the unfunded limited partnership commitments, as they are requested. These securities are rated below investment grade. Aon did not fund any commitments in 2009, but funded $2 million in 2008. As of December 31, 2009, the unfunded commitments were $42 million. The commitments have specific expiration dates and the partners may decide not to draw on these commitments.

        Prior to 2007, income distributions received from PEPS I were limited to interest payments on PEPS I debt instruments. Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and began to pay preferred income distributions to Aon. Whether Aon receives additional preferred returns will depend on the performance of the underlying limited partnership interests, which is expected to vary from period to period. Aon does not control the timing of the distribution. In 2009, 2008, and 2007, Aon received $6 million, $32 million and $61 million, respectively, of income distributions from PEPS I, which are included in Interest income.

        The estimated fair value of Aon's preferred stock investments in PEPS I is derived primarily from valuations received for the general partners of the LP interests held by PEPS I.

9.    Debt

        The following is a summary of outstanding debt (in millions):

As of December 31	2009	2008

6.25% EUR 500 debt securities due July 2014, including $4 fair value hedge	$725	$—
8.205% junior subordinated deferrable interest debentures due January 2027	687	726
5.05% CAD 375 debt securities due April 2011	357	307
7.375% debt securities due December 2012	224	224
Euro credit facility	—	605
Notes payable, due in varying installments, with interest at 1% to 11.5%	11	13
Globe Re term loans, with interest at 4% to 12.5%	—	100
Other	4	2

Total debt	2,008	1,977

Less short-term and current portion of long-term debt	10	105

Total long-term debt	$1,998	$1,872

        On July 1, 2009, an indirect wholly-owned subsidiary of Aon issued €500 million ($721 million at December 31, 2009 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014. The payment of the principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon. Proceeds from the offering were used to repay the Company's $677 million outstanding indebtedness under its Euro credit facility.

        In 1997, Aon created Aon Capital A, a wholly-owned statutory business trust ("Trust"), for the purpose of issuing mandatorily redeemable preferred capital securities ("Capital Securities"). Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (the "Debentures") to Aon Capital A. These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors. Aon determined that it was not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt. During the first half of 2009, Aon repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain, which was reported in Other income (expense) in the Consolidated Statement of Income. To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, Aon dissolved the Trust effective June 25, 2009. This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures. Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by Aon was exchanged for $24 million of Debentures, which were then cancelled. Following these actions, $687 million of Debentures remain outstanding. The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events.

        Certain of Aon's European subsidiaries have a €650 million ($937 million at December 31, 2009 exchange rates) multi-currency revolving loan credit facility. This facility will mature in October 2010. Commitment fees of 8.75 basis points are payable on the unused portion of the facility. At December 31, 2009, Aon had no borrowings under this facility. At December 31, 2008, €431 million ($605 million at December 31, 2008 exchange rates) was borrowed. Aon has guaranteed the obligations of its subsidiaries with respect to this facility.

        In December 2009, Aon cancelled its $600 million; 5-year U.S. committed bank credit facility that was to expire in February 2010 and entered into a new $400 million, 3-year facility to support commercial paper and other short-term borrowings. Based on Aon's current credit ratings, commitment fees of 35 basis points are payable on the unused portion of the facility. At December 31, 2009 Aon had no borrowings under this facility.

        There are a number of covenants associated with both the U.S. and Euro facilities, the most significant of which require Aon to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1. Aon was in compliance with all debt covenants as of December 31, 2009.

        Outstanding debt securities are not redeemable by Aon prior to maturity. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities.

        Repayments of long-term debt are as follows (in millions):

2011	$358
2012	225
2013	2
2014	722
Thereafter	691

$1,998

        The weighted-average interest rates on Aon's short-term borrowings were 1.5%, 4.5%, and 5.1% for the years ended December 31, 2009, 2008 and 2007, respectively.

10.  Lease Commitments

        Aon leases office facilities, equipment and automobiles under noncancelable operating leases. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 88% of Aon's lease obligations are for the use of office space.

        Rental expenses for operating leases are as follows (in millions):

Years ended December 31	2009	2008	2007

Rental expense	$346	$363	$408
Sub lease rental income	52	55	40

Net rental expense	$294	$308	$368

        At December 31, 2009, future minimum rental payments required under operating leases for continuing operations that have initial or remaining noncancelable lease terms in excess of one year, net of sublease rental income, most of which pertain to real estate leases, are as follows (in millions):

2010	$302
2011	281
2012	266
2013	242
2014	201
Thereafter	525

Total minimum payments required	$1,817

11.  Income Taxes

        Aon and its principal domestic subsidiaries are included in a consolidated federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations before income taxes and the provision for income tax consist of the following (in millions):

Years ended December 31	2009	2008	2007

Income from continuing operations before income taxes:
U.S.	$215	$129	$215
International	734	750	808

Total	$949	$879	$1,023

Income taxes:
Current:
U.S. federal	$32	$44	$61
U.S. state and local	23	21	15
International	150	210	207

Total current	205	275	283

Deferred (credit):
U.S. federal	49	(15)	(1)
U.S. state and local	5	(2)	1
International	9	(16)	65

Total deferred	63	(33)	65

	$268	$242	$348

        Income from continuing operations before income taxes shown above is based on the location of the business unit to which such earnings are attributable. However, because such earnings in some cases may be subject to taxation in more than one country, the income tax provision shown above as U.S. or International may not correspond to the geographic attribution of the earnings.

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2009	2008	2007

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	1.4	1.0
Taxes on international operations	(12.0)	(14.2)	(5.3)
Nondeductible expenses	3.4	4.2	2.3
Adjustments to prior year tax requirements	0.1	0.4	(0.9)
Deferred tax adjustments, including statutory rate changes	0.1	0.2	1.3
Other — net	(0.4)	0.5	0.6

Effective tax rate	28.2%	27.5%	34.0%

        The components of Aon's deferred tax assets and liabilities are as follows (in millions):

As of December 31	2009	2008

Deferred tax assets:
Employee benefit plans	$934	$842
Net operating loss and tax credit carryforwards	314	145
Other accrued expenses	132	230
Investment basis differences	44	62
Other	36	33

	1,460	1,312
Valuation allowance on deferred tax assets	(186)	(39)

Total	1,274	1,273

Deferred tax liabilities:
Intangibles	(360)	(381)
Deferred revenue	(34)	(40)
Other accrued expenses	(32)	(27)
Unrealized investment gains	(26)	(27)
Unrealized foreign exchange gains	(12)	(15)
Other	(2)	(10)

Total	(466)	(500)

Net deferred tax asset	$808	$773

        Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31	2009	2008

Deferred tax assets — current	$72	$106
Deferred tax assets — non-current	881	795
Deferred tax liabilities — current	(16)	(10)
Deferred tax liabilities — non-current	(129)	(118)

Net deferred tax asset	$808	$773

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances increased by $147 million in 2009, primarily attributable to the recognition of the following items: a $75 million valuation allowance for U.S. foreign tax credit carryforwards, a $48 million increase in the valuation allowance for U.K. capital loss carryforwards, and an $11 million valuation allowance for a German interest expense carryforward. Although future earnings cannot be predicted with certainty, management believes that the realization of the net deferred tax asset is more likely than not.

        Aon recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation as follows: 2009 — $25 million; 2008 — $45 million; and 2007 — $40 million.

        U.S. deferred income taxes are not provided on unremitted foreign earnings that are considered permanently reinvested, which at December 31, 2009 amounted to approximately $2.1 billion. It is not practicable to determine the income tax liability that might be incurred if all such earnings were remitted to the U.S. due to foreign tax credits and exclusions that may become available at the time of remittance.

        At December 31, 2009, Aon had domestic federal operating loss carryforwards of $7 million that will expire at various dates from 2010 to 2024, state operating loss carryforwards of $513 million that will expire at various dates from 2010 to 2028, and foreign operating and capital loss carryforwards of $453 million and $252 million, respectively, nearly all of which are subject to indefinite carryforward.

Unrecognized Tax Benefits

        The following is a reconciliation of the Company's beginning and ending amount of unrecognized tax benefits (in millions):

	2009	2008

Balance at January 1	$86	$70
Additions based on tax positions related to the current year	2	5
Additions for tax positions of prior years	5	12
Reductions for tax positions of prior years	(11)	(11)
Settlements	(10)	(4)
Lapse of statute of limitations	(3)	(1)
Acquisitions	6	21
Foreign currency translation	2	(6)

Balance at December 31	$77	$86

        As of December 31, 2009, $61 million of unrecognized tax benefits would impact the effective tax rate if recognized. Aon does not expect the unrecognized tax positions to change significantly over the next twelve months.

        The Company recognizes penalties and interest related to unrecognized income tax benefits in its provision for income taxes. Aon accrued potential penalties of less than $1 million during each of 2009, 2008 and 2007. Aon accrued interest of $2 million during 2009 and less than $1 million during both 2008 and 2007. As of December 31, 2009 and 2008, Aon has recorded a liability for penalties of $5 million and $4 million, respectively, and for interest of $18 million and $14 million, respectively.

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

12.  Stockholders' Equity

Common Stock

        Aon's Board of Directors has authorized the Company to repurchase up to $4.6 billion of its outstanding common stock. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital. Any repurchased shares will be available for employee stock plans and for other corporate purposes. In 2009, Aon repurchased 15.1 million shares at a cost of $590 million. In 2008, Aon repurchased 42.6 million shares at a cost of $1.9 billion. In 2007, Aon repurchased 19.1 million shares at a cost of $751 million. Since inception of its share repurchase program in 2005, the Company has repurchased a total of 105.8 million shares for an aggregate cost of $4.3 billion. As of December 31, 2009, the Company was authorized to purchase up to $265 million of additional shares under the current stock repurchase program. The timing and amount of future purchases will be based on market and other conditions.

        In January 2010, the Company's Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

        In connection with the acquisition of two entities controlled by Aon's then-Chairman and Chief Executive Officer in 2001, Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance.

        In 2009, Aon issued 1.0 million new shares of common stock for employee benefit plans. In addition, Aon reissued 8.0 million shares of treasury stock for employee benefit programs and 0.5 million shares in connection with employee stock purchase plans. In 2008, Aon issued 0.4 million new shares of common stock for employee benefit plans. In addition, Aon reissued 9.1 million shares of treasury stock for employee benefit programs and 0.3 million shares in connection with employee stock purchase plans. In 2007, Aon issued 0.4 million new shares of common stock for employee benefit plans and 0.1 million shares in connection with employee stock purchase plans. In addition, Aon reissued 9.3 million shares of treasury stock for employee benefit programs and 0.3 million shares in connection with employee stock purchase plans.

Dividends

        During 2009, 2008, and 2007, Aon paid dividends on its common stock of $165 million, $171 million, and $176 million, respectively. Dividends paid per common share were $0.60 for each of the years ended December 31, 2009, 2008 and 2007.

Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) and the related tax effects are as follows (in millions):

Year ended December 31, 2009	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative gains arising during the year	$11	$(4)	$7
Reclassification adjustment	10	(4)	6

Net change in derivative gains	21	(8)	13
Decrease in unrealized gains/losses	(17)	6	(11)
Reclassification adjustment	(2)	1	(1)

Net change in unrealized investment losses	(19)	7	(12)
Net foreign exchange translation adjustments	198	5	203
Net post-retirement benefit obligation	(583)	170	(413)

Total other comprehensive loss	(383)	174	(209)
Less: other comprehensive income attributable to noncontrolling interest	4	—	4

Other comprehensive loss attributable to Aon stockholders	$(387)	$174	$(213)

Year ended December 31, 2008	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative losses arising during the year	$(46)	$16	$(30)
Reclassification adjustment	(11)	4	(7)

Net change in derivative losses	(57)	20	(37)
Decrease in unrealized gains/losses	(63)	20	(43)
Reclassification adjustment	36	(13)	23

Net change in unrealized investment losses	(27)	7	(20)
Net foreign exchange translation adjustments	(348)	161	(187)
Net post-retirement benefit obligations	(823)	326	(497)

Total other comprehensive loss	(1,255)	514	(741)
Less: other comprehensive loss attributable to noncontrolling interest	(5)	—	(5)

Other comprehensive loss attributable to Aon stockholders	$(1,250)	$514	$(736)

Year ended December 31, 2007	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative gains arising during the year	$29	$(9)	$20
Reclassification adjustment	(16)	5	(11)

Net change in derivative gains	13	(4)	9
Decrease in unrealized gains/losses	(19)	9	(10)
Reclassification adjustment	20	(7)	13

Net change in unrealized investment gains	1	2	3
Net foreign exchange translation adjustments	301	(134)	167
Net post-retirement benefit obligations	173	(67)	106

Total other comprehensive income (loss)	488	(203)	285
Less: other comprehensive income attributable to noncontrolling interest	1	—	1

Other comprehensive income attributable to Aon stockholders	$487	$(203)	$284

        The components of accumulated other comprehensive loss, net of related tax, are as follows (in millions):

As of December 31	2009	2008	2007

Net derivative gains (losses)	$—	$(13)	$24
Net unrealized investment gains	44	56	76
Net foreign exchange translation adjustments	301	102	284
Net postretirement benefit obligations	(2,020)	(1,607)	(1,110)

Accumulated other comprehensive loss, net of tax	$(1,675)	$(1,462)	$(726)

        The pretax changes in net unrealized investment gains (losses), which include investments reported as assets held-for sale, are as follows (in millions):

Years ended December 31	2009	2008	2007

Fixed maturities	$(3)	$34	$18
Equity securities	—	4	—
Other investments	(16)	(65)	(17)

Total	$(19)	$(27)	$1

        The components of net unrealized investment gains, which include investments reported as assets held-for-sale, are as follows (in millions):

As of December 31	2009	2008	2007

Fixed maturities	$—	$3	$(31)
Equity securities	—	—	(4)
Other investments	69	85	150
Deferred taxes	(25)	(32)	(39)

Net unrealized investment gains	$44	$56	$76

13.  Employee Benefits

Defined Contribution Savings Plans

        Aon maintains defined contribution savings plans for the benefit of its U.S. and U.K. employees. The expense recognized for these plans, which is included in Compensation and benefits and Discontinued operations in the Consolidated Statements of Income, is as follows (in millions):

Years ended December 31	2009	2008	2007

U.S.	$56	$37	$49
U.K.	38	40	37

	$94	$77	$86

Pension and Other Post-retirement Benefits

        Aon sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical, and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually; the life insurance and pension plans are noncontributory.

        The Company's U.S., U.K., and Canadian plans are closed to new entrants. Effective January 1, 2009, the Company's Netherlands plan was also closed to new entrants. Effective April 1, 2009, the Company ceased crediting future benefits relating to salary and service in its U.S. defined benefit pension plan. This change affected approximately 6,000 active employees covered by the U.S. plan. For those employees, the Company increased its contribution to the defined contribution savings plan. In 2010 and 2011, the Company will cease crediting future benefits relating to service in its Canadian defined benefit pension plans. This change will affect approximately 950 active employees.

Pension Plans

        The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2009 and 2008 and a statement of the funded status as of December 31, 2009 and 2008, for the U.S. plans and material international plans, which are located in the U.K., the Netherlands, and Canada. These plans represent approximately 95% of the Company's pension obligations.

	U.S.		International
(millions)	2009	2008	2009	2008

Change in projected benefit obligation
At January 1	$2,087	$1,677	$3,628	$5,298
Service cost	—	39	18	23
Interest cost	125	107	236	279
Participant contributions	—	—	2	2
Curtailment	(15)	—	—	—
Plan transfer	—	7	6	(52)
Actuarial loss (gain)	18	176	166	(161)
Benefit payments	(102)	(84)	(201)	(172)
Change in discount rate	26	165	298	(412)
Foreign currency translation	—	—	347	(1,177)

At December 31	$2,139	$2,087	$4,500	$3,628

Accumulated benefit obligation at end of year	$2,139	$2,080	$4,442	$3,577

Change in fair value of plan assets
At January 1	$1,087	$1,514	$3,107	$4,478
Actual return on plan assets	144	(358)	137	(317)
Participant contributions	—	—	2	2
Employer contributions	24	9	413	168
Plan transfer	—	6	4	(65)
Benefit payments	(102)	(84)	(201)	(172)
Foreign currency translation	—	—	291	(987)

At December 31	$1,153	$1,087	$3,753	$3,107

Market related value at end of year	$1,384	$1,304	$3,753	$3,107

Funded status at end of year	$(986)	$(1,000)	$(747)	$(521)
Unrecognized prior-service cost (credit)	—	(84)	—	3
Unrecognized loss	1,105	1,146	1,953	1,304

Net amount recognized	$119	$62	$1,206	$786

        Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.S.		International
	2009	2008	2009	2008

Prepaid benefit cost (included in other non-current assets)	$—	$—	$6	$5
Accrued benefit liability (included in pension and other post-employment liabilities)	(986)	(1,000)	(753)	(526)
Accumulated other comprehensive loss	1,105	1,062	1,953	1,307

Net amount recognized	$119	$62	$1,206	$786

        Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2009 and 2008 consist of (in millions):

	U.S.		International
	2009	2008	2009	2008

Net loss	$1,105	$1,146	$1,953	$1,304
Prior service cost (credit)	—	(84)	—	3

	$1,105	$1,062	$1,953	$1,307

        In 2009, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $2.1 billion, an ABO of $2.1 billion, and plan assets of $1.2 billion. International plans with a PBO in excess of the fair value of plan assets had a PBO of $4.4 billion and plan assets with a fair value of $3.6 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.9 billion and plan assets with a fair value of $3.2 billion.

        In 2008, U.S. plans with a PBO and ABO in excess of the fair value of plan assets had a PBO of $2.1 billion, an ABO of $2.1 billion, and plan assets of $1.1 billion. International plans with a PBO in excess of the fair value of plan assets had a PBO of $3.5 billion and plan assets with a fair value of $3.0 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.0 billion and plan assets with a fair value of $2.5 billion.

        The following table provides the components of net periodic benefit cost for the plans (in millions):

	U.S.			International
	2009	2008	2007	2009	2008	2007

Service cost	$—	$39	$50	$18	$23	$35
Interest cost	125	107	99	236	279	273
Expected return on plan assets	(102)	(126)	(120)	(234)	(298)	(314)
Amortization of prior-service cost	(1)	(14)	(15)	—	1	1
Amortization of net loss	28	23	45	41	38	50

Net periodic benefit cost	$50	$29	$59	$61	$43	$45

        In 2009, a curtailment gain of $83 million was recognized as a result of the Company ceasing crediting future benefits relating to salary and service of the U.S. defined benefit pension plan. Also in 2009, Aon recorded a $5 million curtailment charge attributable to a remeasurement resulting from the decision to cease service accruals for the Canadian plans beginning in 2010. In connection with the Company ceasing crediting future benefits relating to salary and service of the U.S. non-qualified defined benefit pension plan, a curtailment loss of $8 million was recognized in 2008. These items are reported in Compensation and benefits in the Consolidated Statements of Income.

        In 2009, a curtailment gain of $10 million was recognized in discontinued operations resulting from the sale of CICA. The curtailment gain relates to the Company's U.S. Retiree Health and Welfare Plan, in which CICA employees were allowed to participate through the end of 2008, pursuant to the terms of the sale. In 2008, a pension curtailment gain of $13 million was recognized in discontinued operations resulting from the sale of CICA.

        The weighted-average assumptions used to determine future benefit obligations are as follows:

	U.S.		International
	2009	2008	2009	2008

Discount rate	5.22 – 5.98%	6.00%	5.31 – 6.19%	5.62 – 7.42%
Rate of compensation increase	N/A	3.50%	3.25 – 3.50%	3.25 – 3.50%

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.S.			International
	2009	2008	2007	2009	2008	2007

Discount rate	6.00 – 7.08%	6.39 – 6.61%	5.88%	5.31 – 6.19%	5.50 – 5.75%	4.65 – 5.25%
Expected return on plan assets	8.70	8.60	8.60	5.48 – 7.00	6.60 – 7.20	6.00 – 7.20
Rate of compensation increase	N/A	3.50	3.50	3.25 – 3.50	3.25 – 3.50	3.25 – 3.50

        The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2010 are as follows (in millions):

	U.S.	International

Net loss	$24	$56

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans.

        No plan assets are expected to be returned to the Company during 2010.

Fair value of plan assets

        The fair values of Aon's U.S. pension plan assets at December 31, 2009, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Highly liquid debt instruments	$33	$—	$33	$—
Equity investments:
Large Cap Domestic	284	207	77	—
Small Cap Domestic	30	—	30	—
Large Cap International	66	15	51	—
Small Cap Global	30	30	—	—
Equity Derivatives	104	—	104	—
Fixed income investments:
Corporate Bonds	365	—	365	—
Government and Agency Bonds	52	—	52	—
Asset-Backed Securities	17	—	17	—
Fixed Income Derivatives	(15)	—	(15)	—
Other investments:
Alternative Investments	149	—	11	138
Commodity Derivatives	8	—	8	—
Real Estate and REITS	30	30	—	—

Total	$1,153	$282	$733	$138

        Alternative investments consist of limited partnerships, private equity, and hedge funds.

        The following table presents the changes in the Level 3 fair-value category for the year ended December 31, 2009 (in millions):

Fair Value Measurement Using Level 3 Inputs
Alternative investments

Balance at January 1, 2009	$154
Actual return on plan assets:
Relating to assets still held at December 31, 2009	(20)
Relating to assets sold during 2009	(1)
Purchases, sales and settlements	5

Balance at December 31, 2009	$138

        The fair values of Aon's major international pension plan assets at December 31, 2009, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$37	$37	$—	$—
Equity investments:
Pooled Funds:
Global	862	—	717	145
Europe	574	—	574	—
North America	159	—	159	—
Asia Pacific	87	—	87	—
Other Equity Securities	25	25	—	—
Fixed income investments:
Pooled Funds	1,059	—	1,059	—
Fixed Income Securities	375	—	375	—
Annuities	432	—	—	432
Derivatives	(47)	—	(47)	—
Other investments:
Pooled Funds:
Commodities	21	—	21	—
Real Estate	136	—	—	136
Alternative Investments	33	—	—	33

	$3,753	$62	$2,945	$746

        Alternative investments consist of limited partnerships, private equity, and hedge funds.

        The following table presents the changes in the Level 3 fair-value category for the year ended December 31, 2009 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Global	Annuities	Real Estate	Alternative Investments	Other Equity	Total

Balance at January 1, 2009	$91	$—	$126	$35	$32	$284
Actual return on plan assets:
Relating to assets still held at December 31, 2009	41	(83)	(11)	1	—	(52)
Relating to assets sold during 2009	3	—	—	1	(5)	(1)
Purchases, sales and settlements	16	506	12	(8)	(29)	497
Foreign Exchange	(6)	9	9	4	2	18

Balance at December 31, 2009	$145	$432	$136	$33	$—	$746

Investment Policy and Strategy

        The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee ("RPGIC"), seeks reasonable asset growth at prudent risk levels within target allocations, which are 42% equity investments, 38% fixed income investments, and 20% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2009, the weighted average targeted allocation for the international plans was 46% for equity investments, 49% for fixed income investments, and 5% for all other types of investments.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute approximately $30 million and $351 million, respectively, to its U.S. and international pension plans during 2010.

Estimated Future Benefit Payments

        Estimated future benefit payments for plans are as follows at December 31, 2009 (in millions):

	U.S.	International

2010	$111	$141
2011	119	148
2012	128	156
2013	137	165
2014	132	173
2015-2019	712	1,036

U.S. Other Post-Retirement Benefits

        The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2009 and 2008 for the Company's other post-retirement benefit plans (in millions):

	2009	2008

Accumulated projected benefit obligation	$(51)	$(52)
Fair value of plan assets	7	7
Funded status	(44)	(45)
Net amount recognized	(63)	(75)

        Other information related to the Company's other post-retirement benefit plans are as follows:

	2009	2008	2007

Net periodic benefit cost recognized (millions)	$1	$1	$1
Weighted-average discount rate used to determine future benefit obligations	5.90%	6.22%	6.29%
Weighted-average discount rate used to determine net periodic benefit costs	6.22%	6.29%	5.85%

        Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2009 are $5 million and $14 million of net gain and prior service credit, respectively. The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2010 is $3 million of prior service credit.

        Based on current assumptions, Aon expects:

  •
  To contribute $5 million to fund other post-retirement benefit plans during 2010 and 2011.

  •
  Estimated future benefit payments will be approximately $5 million each year for 2010-2011, $4 million each year for the years 2012-2014 and $20 million in aggregate for 2015-2019.

        Aon's liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. During 2007, Aon recognized a plan amendment which phases out post-65 retiree coverage over the next three years. As a result, a 1% change in assumed healthcare cost trend rates has no effect on the service and interest cost components of net periodic post-retirement healthcare benefit cost or on the accumulated post-retirement benefit obligation for the measurement period ended in 2009.

14.  Stock Compensation Plans

        The following table summarizes stock-based compensation expense recognized in continuing operations in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2009	2008	2007

RSUs	$124	$132	$109
Performance plans	60	67	54
Stock options	21	24	22
Employee stock purchase plans	4	3	3

Total stock-based compensation expense	209	226	188
Tax benefit	68	82	64

Stock-based compensation expense, net of tax	$141	$144	$124

        During 2009, the Company converted its stock administration system to a new service provider. In connection with this conversion, a reconciliation of the methodologies and estimates utilized was performed, which resulted in a $12 million reduction of expense for the year ended December 31, 2009.

Stock Awards

        Stock awards, in the form of RSUs, are granted to certain employees and consist of both performance-based and service-based RSUs. Service-based awards generally vest between three and ten years from the date of grant. The fair value of service-based awards is based upon the market price of the underlying common stock at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all unvested awards. Compensation expense associated with stock awards is recognized over the service period using the straight-line method. Dividend equivalents are paid on certain service-based RSUs, based on the initial grant amount. At December 31, 2009, 2008 and 2007, the number of shares available for stock awards is included with options available for grant.

        Performance-based RSUs have been granted to certain employees. Vesting of these awards is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of performance-based awards is based upon the market price of the underlying common stock at the date of grant. Compensation expense is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares paid out at the end of the programs. The payout of shares under these performance-based plans may range from 0-200% of the number of units granted, based on the plan. Dividend equivalents are generally not paid on the performance-based RSUs.

        During 2009, the Company granted approximately 2 million shares in connection with the completion of the 2006 Leadership Performance Plan ("LPP") cycle. During 2009, 2008 and 2007, the Company granted approximately 3.7 million, 4.2 million and 4.3 million restricted shares, respectively, in connection with the Company's incentive compensation plans.

        A summary of the status of Aon's non-vested stock awards is as follows (shares in thousands):

Years ended December 31	2009		2008		2007

	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)

Non-vested at beginning of year	14,060	$35	14,150	$31	12,870	$28
Granted	5,741	38	4,159	42	4,270	39
Vested	(6,285)	35	(3,753)	28	(2,158)	28
Forfeited	(666)	37	(496)	(34)	(832)	34

Non-vested at end of year	12,850	36	14,060	35	14,150	31

(1)
Represents weighted average fair value of award at date of grant

        Information regarding Aon's performance-based plans as of December 31, 2009, 2008 and 2007 follows (shares in thousands, dollars in millions):

	2009	2008	2007

Potential RSUs to be issued based on current performance levels	7,686	6,205	4,860
Unamortized expense, based on current performance levels	$154	$82	$92

        The fair value of awards that vested during 2009, 2008 and 2007 was $223 million, $107 million and $65 million, respectively.

Stock Options

        Options to purchase common stock are granted to certain employees, generally at 100% of market value on the date of grant. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a 4-year period of continuous employment, although a number of options were granted that require five continuous years of service before all options would vest. The maximum contractual term on stock options is generally ten years from the date of grant.

        Aon uses a lattice-binomial option-pricing model to value stock options. Lattice-based option valuation models utilize a range of assumptions over the expected term of the options. Expected volatilities are based on the average of the historical volatility of Aon's stock price and the implied volatility of traded options and Aon's stock. In 2008 and prior years, Aon used historical data to estimate option exercise and employee terminations within the lattice-binomial option-pricing model, stratified between executives and key employees. Beginning in 2009, after reviewing additional historical data, the valuation model stratifies employees between those receiving LPP options, Special Stock Plan ("SSP") options, and all other option grants. The Company believes that this stratification better represents prospective stock option exercise patterns. The expected dividend yield assumption is based on the Company's historical and expected future dividend rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding and is a derived output of the lattice-binomial model.

        The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	2009
Years ended December 31				2008		2007

	LPP Options	SSP Options	All Other Options	Executives	Key Employees	Executives	Key Employees

Weighted average volatility	35.5%	34.1%	32.0%	29.4%	29.9%	26.4%	26.8%
Expected dividend yield	1.3%	1.5%	1.5%	1.3%	1.4%	1.6%	1.6%
Risk-free rate	1.5%	2.0%	2.6%	3.2%	3.0%	4.6%	4.6%

Weighted average expected life, in years	4.4	5.6	6.5	5.1	5.7	5.0	6.0
Weighted average estimated fair value per share	$12.19	$11.82	$12.34	$11.92	$12.87	$10.36	$11.69

        In connection with the LPP Plan, the Company granted the following number of stock options at the noted exercise price: 2009 — 1 million shares at $39 per share, 2008 — 820,000 shares at $41 per share and 2007 — 880,000 shares at $38 per share. In connection with its incentive compensation plans, the Company granted the following number of stock options at the noted exercise price: 2009 — 550,000 shares at $37 per share, 2008 — 710,000 shares at $46 per share and 2007 — 1.1 million shares at $42 per share.

        A summary of the status of Aon's stock options and related information is as follows (shares in thousands):

Years ended December 31	2009		2008		2007

	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price

Beginning outstanding	19,666	$31	26,479	$31	32,889	$30
Granted	1,551	38	1,539	44	2,012	40
Exercised	(4,475)	27	(6,779)	30	(7,903)	29
Forfeited and expired	(805)	38	(1,573)	41	(519)	32

Outstanding at end of year	15,937	33	19,666	31	26,479	31

Exercisable at end of year	9,884	31	10,357	30	14,880	31

Shares available for grant	8,257		8,140		9,795

        A summary of options outstanding and exercisable as of December 31, 2009 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Shares Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price

$14.92 – $22.86	2,178	4.22	$21.45	2,178		$21.45
22.87 – 25.51	2,660	4.29	25.18	849		24.50
25.52 – 32.53	2,300	3.57	28.54	2,300		28.54
32.54 – 36.88	3,431	3.52	35.93	2,381		35.96
36.89 – 43.44	4,094	4.01	39.86	2,072		40.14
43.45 – 47.63	1,274	6.06	45.59	104		45.30

$14.92 – $47.63	15,937	4.08	32.87	9,884	3.13	31.02

        The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $38.34 as of December 31, 2009, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2009, the aggregate intrinsic value of options outstanding was $103 million, of which $77 million was exercisable.

        Other information related to the Company's stock options is as follows (in millions):

	2009	2008	2007

Aggregate intrinsic value of stock options exercised	$62	$102	$101
Cash received from the exercise of stock options	121	190	230
Tax benefit realized from the exercise of stock options	15	25	29

        Unamortized deferred compensation expense, which includes both options and awards, amounted to $278 million as of December 31, 2009, with a remaining weighted-average amortization period of approximately 2.1 years.

Employee Stock Purchase Plan

United States

        Aon has an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the plan, shares of Aon's common stock may be purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. In 2009, 2008, and 2007, 323,000 shares, 320,000 shares and 405,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was $3 million each in 2009, 2008 and 2007.

United Kingdom

        Aon also has an employee stock purchase for eligible U.K. employees that provides for the purchase of shares after a 3-year period and which is similar to the U.S. plan described above. Three-year periods began in 2008 and 2006, allowing for the purchase of a maximum of 200,000 and 525,000 shares, respectively. In 2009, 2008 and 2007, 201,000 shares, 6,000 shares and less than 1,000 shares, respectively, were issued under the plan. In 2009, $1 million of compensation expense was recognized. In 2008 and 2007, compensation expense recognized was less than $1 million each year.

15.  Derivatives and Hedging

        Aon is exposed to market risk primarily from changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, Aon enters into various derivative transactions that reduce Aon's market risks by creating offsetting market exposures. Aon does not enter into derivative transactions for trading purposes.

        Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses.

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by using International Swaps and Derivatives Association ("ISDA") master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments. Aon monitors the credit-worthiness of, and exposure to, its counterparties. As of December 31, 2009, all net derivative liability positions were entered into pursuant to terms of ISDA master agreements, and were free of credit risk contingent features. In addition, Aon has received collateral of $14 million from counterparties and pledged collateral of $1 million to counterparties for derivatives subject to collateral support arrangements as of December 31, 2009.

Foreign Exchange Risk Management

        Aon and its subsidiaries are exposed to foreign exchange risk when they receive revenues, pay expenses, or enter into intercompany loans denominated in a currency that differs from their functional currency. Aon uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. Aon has hedged these exposures up to six years in the future. Aon has designated foreign exchange derivatives with a notional amount of $2.0 billion at December 31, 2009 as cash flow hedges of these exposures. As of December 31, 2009, a $14 million pretax loss has been deferred to OCI related to these hedges, of which a $21 million loss is expected to be reclassified to earnings in 2010. These hedges had no material ineffectiveness in 2009, 2008 or 2007. In addition, as of December 31, 2009, Aon has $112 million notional amount of foreign exchange derivatives not designated or qualifying as cash flow hedges offsetting these exposures.

        Aon also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to four years in the future. As of December 31, 2009, the notional amount outstanding was $1.7 billion and no gain or loss has been deferred to OCI related to this hedge. This hedge had no ineffectiveness in 2009, 2008 or 2007.

        Aon also uses foreign exchange derivatives, typically forward contracts and options, with a notional amount of $54 million at December 31, 2009, to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations and to manage the currency exposure of Aon's global liquidity profile for one year in the future. These derivatives are not eligible for hedge accounting treatment.

Interest Rate Risk Management

        Aon holds variable rate short term brokerage and other operating deposits. Aon uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to three years in the future. Aon has designated interest rate derivatives with a notional amount of $1.7 billion at December 31, 2009 as cash flow hedges of this exposure. As of December 31, 2009, a $14 million pretax gain has been deferred to OCI related to this hedge, all of which is expected to be reclassified to earnings in 2010. This hedge had no material ineffectiveness in 2009, 2008 or 2007.

        In 2009, a subsidiary of Aon issued €500 million of fixed rate debt due on July 1, 2014. Aon is exposed to changes in the fair value of the debt due to interest rate fluctuations. Aon uses receive-fixed-pay-floating interest rate swaps to reduce its exposure to the effects of interest rate fluctuations on the fair value of the debt. Aon has designated interest rate swaps with a notional amount of €250 million at December 31, 2009 as a fair value hedge of this exposure. This hedge did not have any ineffectiveness in 2009.

        As of December 31, 2009, the fair values of derivative instruments are as follows:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives accounted for as hedges:
Interest rate contracts	Other assets	$23	Other liabilities	$—
Foreign exchange contracts	Other assets	251	Other liabilities	208

Total		274		208

Derivatives not accounted for as hedges:
Foreign exchange contracts	Other assets	4	Other liabilities	3

Total		$278		$211

        The amounts of derivative gains (losses) recognized in the consolidated financial statements for the year ended December 31, 2009, are as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$16	Investment income	$33
Foreign exchange contracts	(11)	Other general expenses and interest expense	(48)

Total	$5		$(15)

Foreign net investment hedges:
Foreign exchange contracts	$(55)	N/A	$—

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Fair value hedges:
Foreign exchange contracts	Interest expense	$7

	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item

Hedged items in fair value hedge relationships:
Fixed rate debt	Interest expense	$(4)

        The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2009, 2008 and 2007 was negligible.

        In 2009, Aon recorded $11 million of losses in other general expenses for foreign exchange derivatives not designated or qualifying as hedges.

16.  Variable Interest Entities

        Aon did not consolidate any VIEs at December 31, 2009. As of December 31, 2008, the following VIEs were consolidated:

  •
  Juniperus Insurance Opportunity Fund Limited ("Juniperus"), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks, and

  •
  Juniperus Capital Holdings Limited ("JCHL"), which provides investment management and related services to Juniperus.

        At December 31, 2008, Aon held a majority equity interest in the Juniperus Class A shares and bore a majority of the expected residual returns and losses. Aon also had a majority voting interest in JCHL and absorbed a majority of JCHL's expected residual returns and losses. Aon was considered the primary beneficiary of both companies, and as such these entities were consolidated. As of December 31, 2009, Aon's interests had been reduced to 38% and 39% for Juniperus and JCHL, respectively and Aon was no longer deemed to be the primary beneficiary. Consequently, these entities are no longer consolidated by Aon and prospectively will be accounted for using the equity method of accounting.

        Juniperus and JCHL had combined assets and liabilities of $121 million and $22 million, respectively, at December 31, 2008. Aon recognized $36 million of pretax income from Juniperus and JCHL for the year ended December 31, 2009. Aon's potential loss at December 31, 2009 is limited to its investment in the VIEs of $73 million, which is recorded in investments in the Consolidated Statements of Financial Position at December 31, 2009.

        Aon previously owned the majority economic equity interest in Globe Re Limited ("Globe Re"), a VIE which provided reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by a third party for a limited period which ended June 1, 2009. Aon consolidated Globe Re as it was deemed to be the primary beneficiary. In connection with the winding up of its operations, during 2009 Globe Re repaid its $100 million of short-term debt from available cash. Also in 2009, Aon's equity investment in Globe Re was repaid. Aon recognized $2 million of pretax income from Globe Re in 2009. Globe Re was fully liquidated in 2009.

17.  Fair Value and Financial Instruments

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

        At December 31, 2009, Aon's Level 3 fair value measurements primarily consists of its PEPS I investment and guarantees.

        The following methods and assumptions are used to estimate the fair values of the Company's financial instruments:

        Money market funds and highly liquid debt securities are carried at cost and amortized cost, respectively, as an approximation of fair value. Based on market convention, the Company considers cost a practical and expedient measure of fair value.

        Other investments carried at fair value consists primarily of the Company's investment in PEPS I. Fair value is based on valuations received from the general partners of the limited partnership interests held by PEPS I.

        Derivatives are carried at fair value, based upon industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing inputs, such as interest rates, currency exchange rates, or implied volatilities.

        Retained interests in the sold premium finance agreements of Aon's premium financing operations were recorded at fair value by discounting estimated future cash flows using discount rates that are commensurate with the underlying risk, expected future prepayment rates, and credit loss estimates.

        Guarantees are carried at fair value, which is based on discounted estimated future cash flows using published historical cumulative default rates and discount rates commensurate with the underlying exposure.

        Debt is carried at outstanding principal balance. Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

        The following tables present the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2009 and 2008 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds and highly liquid debt securities (1)	$2,086	$2,058	$28	$—
Other investments	103	—	3	100
Derivatives	141	—	141	—
Liabilities:
Derivatives	74	—	74	—
Guarantees	4	—	—	4

(1)
Includes $2,058 million of money market funds and $28 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 8 for additional information regarding the Company's investments.

		Fair Value Measurements Using
	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds and highly liquid debt securities (1)	$2,410	$2,332	$78	$—
Other investments	121	—	8	113
Derivatives	171	—	170	1
Retained interests	99	—	—	99
Liabilities:
Derivatives	95	—	95	—
Guarantees	9	—	—	9

(1)
Includes $2,332 million of money market funds and $78 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity.

        The following table presents the changes in the Level 3 fair-value category in 2009 and 2008 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other Investments	Derivatives	Retained Interests	Guarantees

Balance at January 1, 2008	$168	$1	$103	$(12)
Total gains (losses):
Included in earnings	—	5	55	3
Included in other comprehensive income	(67)	—	5	—
Purchases and sales	12	(3)	(64)	—
Transfers	—	(2)	—	—

Balance at December 31, 2008	113	1	99	(9)
Total gains (losses):
Included in earnings	—	(1)	14	(4)
Included in other comprehensive income	(13)	—	3	—
Purchases and sales	—	—	(116)	9

Balance at December 31, 2009	$100	$—	$—	$(4)

The amount of total gains (losses) for the year included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at:
December 31, 2008	$—	$6	$55	$3
December 31, 2009	—	—	—	(4)

        Gains (losses), both realized and unrealized, included in income in 2009 and 2008 are as follows (in millions):

	Commissions, fees and other	Other general expenses	Income from Discontinued Operations

Total gains (losses) included in income:
Year ended December 31, 2008	$55	$5	$3
Year ended December 31, 2009	14	(4)	—
Change in unrealized gains (losses) relating to assets or liabilities held at:
December 31, 2008	$55	$6	$3
December 31, 2009	—	(4)	—

        The majority of the Company's financial instruments are either carried at fair value or have a carrying amount that approximates fair value.

        The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

As of December 31	2009		2008

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,998	$2,086	$1,872	$1,576

18.  Commitments and Contingencies

Legal

        Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters. Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some historical claims. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income.

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

        Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action originally submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions originally submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million. To protect against the uncertain outcome of litigation and to contain exposure to the Company, Aon settled the securities suit for $30 million in 2009 and has reached an agreement in principle to settle the ERISA suit for $1.8 million. On November 24, 2009, the Court entered a final order approving the settlement and dismissing the securities suit. The proposed ERISA settlement is subject to documentation, notice and court approval.

        Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). In January 2009, Aon Limited, Aon's principal U.K. brokerage subsidiary, entered into a settlement agreement with the FSA to pay a £5.25 million fine arising from its failure to exercise reasonable care to establish and maintain effective systems and controls to counter the risks of bribery arising from the use of overseas firms and individuals who helped it win business. The U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") continue to investigate these matters. Aon is fully cooperating with these investigations and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations. Based on current information, the Company is unable to predict at this time when the SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

        A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of Aon, Resource Life Insurance Company. The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premiums to policyholders whose loans terminated before the end of their scheduled terms. In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life's buyer in certain respects relating to this action. Aon believes that Resource Life has meritorious defenses, and Resource Life is vigorously defending this action. In October 2009, the court certified a nationwide class of policyholders whose loans terminated before the end of their scheduled terms and who Resource Life cannot prove received a refund of unearned premium. Resource Life has taken an appeal from that decision. Also in October 2009, Aon filed a lawsuit in Illinois state court seeking a declaratory judgment with respect to the rights and obligations of Aon and Resource Life under the indemnity agreement. The outcome of the actions, and the amount of any losses or other payments that may result, cannot be predicted at this time.

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

        Commitments associated with Aon's limited partnership securitization are disclosed in Note 8. Guarantees associated with the collection of the principal amount of the premium finance notes sold to the buyer of the Company's U.S. premium finance business are disclosed in Note 5.

        Aon has total letters of credit ("LOCs") outstanding for approximately $153 million at December 31, 2009. A letter of credit for approximately $91 million is for the benefit of Virginia Surety Company ("VSC") related to a non-performance risk of reinsurers of VSC's worker's compensation business in California. In connection with the sale of the P&C operations completed in August 2009, the purchaser agreed to use commercially reasonable efforts to replace Aon's LOC related to VSC and to indemnify Aon for any losses suffered by Aon arising out of this LOC. A letter of credit for approximately CAD 42 million ($40 million at December 31, 2009 exchange rates) was put in place to cover the beneficiaries related to Aon's Canadian pension plan scheme. A LOC for $12 million secures deductible retentions on Aon's own workers compensation program. An $8 million letter of credit secures one of the U.S. pension plans. Aon has issued letters of credit to cover contingent payments of approximately $2 million for taxes and other business obligations to third parties. Aon has also issued various other guarantees for miscellaneous purposes at its international subsidiaries for $14 million. Amounts are accrued in the consolidated financial statements to the extent the guarantees are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $8 million at December 31, 2009.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

19.  Segment Information

        Aon classifies its businesses into two operating segments: Risk and Insurance Brokerage Services and Consulting. Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Consolidated Financial Statements.

        Operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon's chief operating decision maker uses financial information for the purposes of allocating resources and evaluating performance. Aon evaluates performance based on stand-alone operating segment operating income and generally accounts for intersegment revenue as if the revenue were from third parties and at what management believes are current market prices.

        The Risk and Insurance Brokerage Services business acts as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through our global distribution network.

        The Consulting business provides advice and services to clients related to health and benefits, retirement, compensation, strategic human capital, and human resource outsourcing.

        Aon's total revenue is as follows (in millions):

Years ended December 31	2009	2008	2007

Risk and Insurance Brokerage Services	$6,305	$6,197	$5,918
Consulting	1,267	1,356	1,345
Intersegment elimination	(26)	(25)	(29)

Total operating segments	7,546	7,528	7,234
Unallocated	49	—	—

Total revenue	$7,595	$7,528	$7,234

        Commissions, fees and other revenues by product are as follows (in millions):

Years ended December 31	2009	2008	2007

Retail brokerage	$4,747	$5,028	$4,841
Reinsurance brokerage	1,485	1,001	900

Total Risk and Insurance Brokerage
Services Segment	6,232	6,029	5,741
Consulting services	1,075	1,139	1,106
Outsourcing	191	214	236

Total Consulting Segment	1,266	1,353	1,342
Intersegment elimination	(26)	(25)	(29)
Unallocated	49	—	—

Total commissions, fees and other revenue	$7,521	$7,357	$7,054

        Fiduciary investment income by segment is as follows (in millions):

Years ended December 31	2009	2008	2007

Risk and Insurance Brokerage Services	$73	$168	$177
Consulting	1	3	3

Total fiduciary investment income	$74	$171	$180

        Selected information for Aon's operating segments is as follows (in millions):

Years ended December 31	Risk and Insurance Brokerage Services			Consulting

	2009	2008	2007	2009	2008	2007

Total revenues (1)	$6,305	$6,197	$5,918	$1,267	$1,356	$1,345
Operating income	900	846	954	203	208	180
Total assets	14,570	14,285	12,783	368	379	305
(1)
Excludes the elimination of intersegment revenues of $26 million, $25 million and $29 million for 2009, 2008 and 2007, respectively.

        A reconciliation of segment income before tax to income from continuing operations before income taxes is as follows (in millions):

Years ended December 31	2009	2008	2007

Risk and Insurance Brokerage Services	$914	$867	$1,000
Consulting	205	209	181

Segment income from continuing operations before income taxes	1,119	1,076	1,181
Unallocated revenue	49	—	—
Unallocated expenses	(127)	(165)	(120)
Interest income	30	94	100
Interest expense	(122)	(126)	(138)

Income from continuing operations before income taxes	$949	$879	$1,023

        Unallocated revenue consists of revenue from the Company's equity ownership in insurance investments.

        Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs and the costs associated with corporate investments. Interest income represents income earned primarily on operating cash balances and miscellaneous income producing securities. Interest expense represents the cost of worldwide debt obligations.

        Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and operating expenses.

        Consolidated revenue by geographic area is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

2009	$7,595	$2,789	$905	$1,289	$1,965	$647
2008	7,528	2,656	850	1,281	2,093	648
2007	7,234	2,677	766	1,321	1,858	612

        Consolidated long-lived assets by geographic area are as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

2009	$8,088	$3,810	$400	$1,157	$2,298	$423
2008	7,619	3,746	365	1,006	2,140	362

        A reconciliation of segment assets to Aon's total assets is as follows (in millions):

Years ended December 31	2009	2008

Risk and Insurance Brokerage Services	$14,570	$14,285
Consulting	368	379
Unallocated	8,020	8,276

Total assets	$22,958	$22,940

20.  Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2009 and 2008 are as follows (in millions, except per share data):

	1Q (1)	2Q (1)	3Q	4Q	2009

INCOME STATEMENT DATA
Commissions, fees and other revenue	$1,821	$1,863	$1,778	$2,059	$7,521
Fiduciary investment income	25	19	16	14	74

Total revenue	$1,846	$1,882	$1,794	$2,073	$7,595

Operating income	$366	$220	$194	$241	$1,021

Income from continuing operations	$235	$153	$131	$162	$681
Income from discontinued operations	50	2	3	56	111

Net income	285	155	134	218	792
Less: Net income attributable to noncontrolling interests	5	6	14	20	45

Net income attributable to Aon stockholders	$280	$149	$120	$198	$747

PER SHARE DATA
Basic:
Income from continuing operations	$0.81	$0.52	$0.41	$0.51	$2.25
Income from discontinued operations	0.18	—	0.01	0.20	0.39

Net income	$0.99	$0.52	$0.42	$0.71	$2.64

Diluted:
Income from continuing operations	$0.79	$0.50	$0.40	$0.49	$2.19
Income from discontinued operations	0.17	0.01	0.01	0.20	0.38

Net income	$0.96	$0.51	$0.41	$0.69	$2.57

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Price range:
High	$46.19	$42.50	$42.92	$42.32	$46.19
Low	$35.78	$34.81	$36.36	$36.81	$34.81
Shares outstanding	276.8	274.5	273.9	266.2	266.2
Average monthly trading volume	83.6	85.7	52.8	47.8	67.5

	1Q(1)	2Q (1)	3Q	4Q	2008

INCOME STATEMENT DATA
Commissions, fees and other revenue	$1,848	$1,887	$1,754	$1,868	$7,357
Fiduciary investment income	45	44	44	38	171

Total revenue	$1,893	$1,931	$1,798	$1,906	$7,528

Operating income	$275	$230	$199	$236	$940

Income from continuing operations	$182	$169	$159	$127	$637
Income (loss) from discontinued operations	41	967	(38)	(129)	841

Net income (loss)	223	1,136	121	(2)	1,478
Less: Net income attributable to noncontrolling interests	5	3	4	4	16

Net income (loss) attributable to Aon stockholders	$218	$1,133	$117	$(6)	$1,462

PER SHARE DATA
Basic:
Income from continuing operations	$0.57	$0.56	$0.55	$0.44	$2.12
Income (loss) from discontinued operations	0.13	3.25	(0.13)	(0.46)	2.87

Net income (loss)	$0.70	$3.81	$0.42	$(0.02)	$4.99

Diluted:
Income from continuing operations	$0.55	$0.54	$0.53	$0.42	$2.04
Income (loss) from discontinued operations	0.12	3.12	(0.13)	(0.44)	2.76

Net income (loss)	$0.67	$3.66	$0.40	$(0.02)	$4.80

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Price range:
High	$47.77	$48.57	$50.00	$49.92	$50.00
Low	$38.35	$40.72	$43.32	$32.83	$32.83
Shares outstanding	298.7	277.7	269.8	271.8	271.8
Average monthly trading volume	25.2	20.2	31.9	36.7	28.5

(1)
As noted in Note 2, the Company adopted additional guidance relating to the inclusion of participating securities in the computation of basic and diluted earnings per share using the two-class method. The amounts previously reported for the first and second quarters of 2009 for diluted earnings per share of $0.97 and $0.52 have been restated above to reflect the impact of this guidance. The amounts previously reported for the first and second quarters of 2008 for diluted earnings per share of $0.68 and $3.71 have been restated above to reflect the impact of this guidance.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2009 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

        Management of Aon Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on this assessment, management has concluded our control over financial reporting is effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm, as stated in their report on page 116.

Changes in Internal Control Over Financial Reporting

        No changes in Aon's internal control over financial reporting (as defined in Rule 13a–15(f) of the Exchange Act) occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Registrant's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Aon Corporation

        We have audited Aon Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Aon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

Chicago, Illinois
February 26, 2010

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Election of Directors" in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 21, 2010 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth following Item 4 of Part I of this Form 10-K and is incorporated herein by reference. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement. Information relating to compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

Item 11.    Executive Compensation.

        Information relating to director and executive officer compensation is set forth under the headings "Compensation Committee Report," and "Executive Compensation" in the Proxy Statement, and all such information is incorporated herein by reference.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	41,229,618	(1) (2)	$32.87	(3)	8,256,929	(4)
Equity compensation plans not approved by security holders (5)	1,356,190		$—	(6)	—	(7)

Total	42,585,808		$32.87	(6)	8,256,929

(1)
This amount includes the following:

•
15,611,892 shares that may be issued in connection with outstanding stock options;

•
12,775,269 shares that may be issued in connection with stock awards;

•
528,850 shares that may be issued in connection with directors' compensation;

•
966,580 shares that may be issued in connection with deferred stock awards;

•
26,285 shares that may be issued in connection with deferred stock options;

•
650,519 shares that may be issued to satisfy obligations under the Aon Deferred Compensation Plan; and

•
10,670,223 shares (assuming a maximum payout) that may be issued in connection with the settlement of performance share units.

(2)
On November 1, 2002, the Aon Deferred Compensation Plan was amended to discontinue the distribution of shares with respect to deferrals after November 1, 2002 from the Plan. As of December 31, 2009, based on a stock price of $38.34, the maximum number of shares that could be issued under the Aon Deferred Compensation Plan was 650,519.

(3)
Indicates weighted average exercise price for 15,611,892 outstanding options under the Aon Stock Incentive Plan.

(4)
The total number of shares of stock authorized for issuance in connection with awards under the Aon Stock Incentive Plan and any pre-existing plans is 18% of total outstanding common shares. As of December 31, 2009, 7,341,982 shares remained according to such calculation. The amount shown in column (c) also includes 914,947 shares available for future issuance under the Aon Employee Stock Purchase Plan, including 80,385 shares subject to purchase as of December 31, 2009. Permissible awards under the Aon Stock Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards, including awards where the vesting, granting or settlement of which is contingent upon the achievement of specified performance goals, called "performance awards."

(5)
Below are the material features of our equity compensation plans that have not been approved by stockholders:

  Aon U.K. Sharesave Scheme

  The Aon U.K. Sharesave Scheme (the "U.K. Scheme") is available solely to employees in the United Kingdom. Under the U.K. Scheme, employees authorize Aon to deduct a specified amount from compensation each pay period for deposit into a savings account for a three-year term. If a participant's deductions continue through the last day of the term, the participant is credited with a tax-free cash bonus equal to 1.4 times the monthly payroll deduction. Participants may cease participation in the U.K. Scheme at any time and receive their deductions back, plus accrued interest. Participants are also granted options at the beginning of each savings period and may direct Aon to purchase or issue shares of Aon common stock at a price equal to 85% of the market value at the beginning of the period, utilizing the accumulated amounts in their account. Options may be exercised generally within six months after the last day of the term, or after death, injury, disability, redundancy or retirement. If a participant ceases to be employed by Aon for other reasons, or declines to purchase Aon common stock during any of the available purchase periods, the participant's right to purchase shares of Aon common stock or accumulate additional payroll deductions lapses. The U.K. Scheme was approved by the Board of Directors in 1999. No specific authorization of shares of Aon common stock for the U.K. Scheme has been made. As of December 31, 2009, the number of shares that could be issued under the plan was 121,132.

  Employee Stock Purchase Plan (The Netherlands)

  The Netherlands Employee Stock Purchase Plan provides employees of Aon and participating subsidiaries in the Netherlands the opportunity to purchase Aon common stock at a 15% discount. Contributions to this plan are made through payroll deductions. The maximum amount is not more than 15% of gross annual income with a maximum of U.S. $10,000. As of December 31, 2009, the number of shares that could be issued under the plan was 179 shares.

  Aon Supplemental Savings Plan

  The Aon Supplemental Savings Plan (the "Supplemental Plan") was adopted by the Board of Directors (the "Board") in 1998. It is a nonqualified supplemental retirement plan that provides benefits to participants in the Aon Savings Plan (the "ASP") whose employer matching contributions are limited because of IRS-imposed restrictions. Prior to January 1, 2004, participants covered under the Supplemental Plan were credited with an additional matching allocation they would have received under the former ASP provisions — 100% of the first 1% to 3% of compensation ("Tier I") and 75% of the next 4% to 6% of compensation ("Tier 2") — had compensation up to $500,000 been considered. Between January 1, 2004 and December 31, 2005, only participants defined as employees of Aon Consulting's Human Resource Outsourcing Group maintained the matching provision in the Supplemental Plan. Participants may elect to have Tier I allocations credited to their accounts as if invested in a money market account or as if invested in Aon common stock. Tier I allocations directed to an Aon common stock account may not be moved to the money market account, regardless of the participant's age. As of January 1, 2006, no participants are eligible for Tier I or Tier II matching allocations. Before the beginning of each plan year, an election may be made by any participant to transfer some or all of a participant's money market account to the Aon common stock account. All amounts credited to the Aon common stock account are credited with dividends and other investment returns as under the ASP fund. Between January 1, 2004 and December 31, 2008, the Supplemental Plan provision in effect provided employees hired January 1, 2004 and later, benefits on plan compensation above the IRS limits (and up to $500,000) as under the Aon Retirement Account (the "ARA") provision of the

  ASP. Benefits were in the form of a discretionary non-contributory company contribution made to eligible employees active at the end of the plan year with 1,000 or more hours of paid service. The Supplemental Plan ARA allocation was calculated using the same formula that the Board determines for the ASP ARA. Ongoing balances which resulted from the Supplemental Plan ARA allocation will continue to track the same investment options as selected by the participant under the ASP. This includes the Aon common stock option, and, like the ASP provision, has no transfer restrictions.

  Effective for plan years beginning January 1, 2009, a new Supplemental Plan provision went into effect whereby employees were credited with an additional matching allocation they would have received under the new ASP match provision — 100% of the first 6% of compensation — had compensation up to $500,000 been considered. Participants must also contribute the limit prescribed by the IRS ($16,500 for 2009) and be active on the last day of the year in order to receive the allocation. As of December 31, 2009, the number of shares that could be issued under the plan was 571,226.

  Aon Supplemental Employee Stock Ownership Plan

  The Aon Supplemental Employee Stock Ownership Plan was a plan established in 1989 as a nonqualified supplemental retirement plan that provided benefits to participants in the Aon Employee Stock Ownership Plan whose employer contributions were limited because of IRS-imposed restrictions. As of 1998, no additional amounts have been credited to participant accounts, although account balances are maintained for participants, and credited with dividends, until distribution is required under the plan. Distributions are made solely in Aon common stock. No specific authorization of shares of Aon common stock for the plan has been made. As of December 31, 2009, the number of shares that could be issued under the plan was 263,653.

  Awards to Gregory C. Case Pursuant to Employment Agreement

  Pursuant to the Employment Agreement between Gregory C. Case and Aon, dated April 4, 2005, the terms of which are described in the Proxy Statement under the heading "Executive Compensation" and are incorporated herein by reference, Mr. Case was granted certain equity compensation awards outside of the Stock Incentive Plan as inducement for his employment with Aon. Those awards consisted of 125,000 restricted stock units and an option to purchase 325,000 shares of Aon common stock, for a total of 450,000 shares. Of the 125,000 restricted stock units, 50,000 units have been released.

(6)
The weighted-average exercise price of such shares is uncertain and is not included in this column.

(7)
None of these equity compensation plans contain a limit on the number of shares that may be issued under such plans; however, these plans are subject to the limitations set forth in the descriptions of these plans contained in Note 5 above.

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

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position — As of December 31, 2009 and 2008
  Consolidated Statements of Income — Years Ended December 31, 2009, 2008 and 2007
  Consolidated Statements of Stockholders' Equity — Years Ended December 31, 2009, 2008 and 2007
  Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007
  Notes to Consolidated Financial Statements

        The following document has been included in Part II, Item 9

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
2.6.*
Announcement dated August 22, 2008 of Aon Corporation and Benfield Group Limited — incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2008.
2.7.*
Implementation Agreement dated August 22, 2008 between Aon Corporation and Benfield Group Limited — incorporated by reference to Exhibit 2.2 to Aon's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2008.

Articles of Incorporation and By-Laws.
3.1.*	Second Restated Certificate of Incorporation of Aon Corporation — incorporated by reference to Exhibit 3(a) to Aon's Annual Report on Form 10-K for the year ended December 31, 1991.
3.2.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
3.3.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Current Report on Form 8-K filed on May 9, 2000.
3.4.*	Amended and Restated Bylaws of Aon Corporation — incorporated by reference to Exhibit 3.4 to Aon's Annual Report on Form 10K for the year ended December 31, 2008.
Instruments Defining the Rights of Security Holders, Including Indentures.
4.1.*
Junior Subordinated Indenture dated as of January 13, 1997 between Aon and The Bank of New York, as Trustee — incorporated by reference to Exhibit 4.1 to Aon's Registration Statement on Form S-4 (File No. 333-21237) filed on February 6, 1997 (the "Capital Securities Registration").
4.2.*	First Supplemental Indenture dated as of January 13, 1997 between Aon and The Bank of New York, as Trustee — incorporated by reference to Exhibit 4.2 to the Capital Securities Registration.
4.3.*	Certificate of Trust of Aon Capital A — incorporated by reference to Exhibit 4.3 to the Capital Securities Registration.
4.4.*
Amended and Restated Trust Agreement of Aon Capital A dated as of January 13, 1997 among Aon, as Depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, the Administrative Trustees named therein and the holders, from time to time, of the Capital Securities — incorporated by reference to Exhibit 4.5 to the Capital Securities Registration.
4.5.*
Capital Securities Guarantee Agreement dated as of January 13, 1997 between Aon and The Bank of New York, as Guarantee Trustee — incorporated by reference to Exhibit 4.8 to the Capital Securities Registration.
4.6.*
Capital Securities Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.10 to the Capital Securities Registration.
4.7.*
Debenture Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.11 to the Capital Securities Registration.
4.8.*
Guarantee Exchange and Registration Rights Agreement dated as of January 13, 1997 among Aon, Aon Capital A, Morgan Stanley & Co. Incorporated and Goldman, Sachs & Co. — incorporated by reference to Exhibit 4.12 to the Capital Securities Registration.

4.9.*	Indenture dated as of December 31, 2001 between Private Equity Partnership Structures I, LLC, as issuer, and The Bank of New York, as Trustee, Custodian, Calculation Agent, Note Registrar, Transfer Agent and Paying Agent — incorporated by reference to Exhibit 4(i) to Aon's Annual Report on Form 10-K for the year ended December 31, 2001.
4.10.*
Indenture dated as of December 16, 2002 between Aon and The Bank of New York, as Trustee (including form of note) — incorporated by reference to Exhibit 4(a) to Aon's Registration Statement on Form S-4 (File No. 333-103704) filed on March 10, 2003.
4.11.*
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
4.13*
Trust Deed, dated July 1, 2009, between Aon Financial Services Luxembourg S.A., Aon Corporation and BNY Corporate Trustee Services Limited — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on July 1, 2009.
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
10.3.*
Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed March 7, 2005. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below)

10.4.*	Amendment No. 1 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below)
10.5.*
Amendment No. 2 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below)
10.6.*
Amendment No. 3 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below)
10.7.*
Amendment No. 4 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below)
10.8.*
Amendment No. 5 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below)

10.9.*	Amendment No. 6 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on June 6, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below)
10.10*
Amended and Restated Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Illinois Department of Insurance, and Aon Corporation and its subsidiaries and affiliates effective as of February 11, 2010—incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 16, 2010. (Supersedes and replaces each of the agreements listed as Exhibits 10.3 through 10.9 above).
10.11.*
$400,000,000 Three-Year Credit Agreement dated as of December 4, 2009 among Aon Corporation, Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 19, 2009.
10.12.*
€650 million Facility Agreement dated February 7, 2005 among Aon, Citibank International plc, as Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 8, 2005.
10.13.*
Transfer and Amendment Agreement dated October 24, 2005 to €650 million Facility Agreement dated February 7, 2005 among Aon, Citibank International plc, as Agent, and the lenders and other parties listed therein — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed October 26, 2005.
10.14.*
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
10.15.*#
Aon Corporation Outside Director Deferred Compensation Agreement by and among Aon and Registrant's directors who are not salaried employees of Aon or Registrant's affiliates — incorporated by reference to Exhibit 10(d) to Aon's Annual Report on Form 10-K for the year ended December 31, 1999.
10.16.*#	Aon Corporation Outside Director Deferred Compensation Plan — incorporated by reference to Exhibit 10.9 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.17.*#	Aon Corporation Non-Employee Directors' Deferred Stock Unit Plan — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.18.*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan — incorporated by reference to Exhibit 10(b) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

10.19.*#	Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) and First Amendment to Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) — incorporated by reference to Exhibit 10.12 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.20.*#
Second Amendment to the Aon Corporation Outside Directors Stock Award and Retirement Plan — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.21.*#	Senior Officer Incentive Compensation Plan, as amended and restated — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2006.
10.22.*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.
10.23.*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.24.*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.25.*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.26.*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.27.*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.20 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.28.*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.29.*#
First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.30.*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 –incorporated by reference to Exhibit 99.D(3) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.31.*#
Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.32.*#
Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 4.6 on Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on June 27, 2003.
10.33.*#
First Amendment to Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.26 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.

10.34.*#	Seventh Amendment to the Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.27 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.35.*#	Form of Severance Agreement, as amended on September 19, 2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.36.*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.37.*#	Aon Corporation Executive Special Severance Plan — incorporated by reference to Exhibit 10(aa) to Aon's Annual Report on Form 10-K for the year ended December 31, 2004.
10.38.*#
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
10.39.*#	First Amendment to the Amended and Restated Aon Corporation Excess Benefit Plan — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.40.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2000 Award) — incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 15, 2007.
10.41.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2002 Award) — incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on August 15, 2007.
10.42.*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.43.*#
Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 17, 2009.
10.44.*#
Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on November 17, 2009.
10.45.*#
Employment Agreement dated as of July 15, 2005 between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.46.*#	Amendment to Employment Agreement between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 29, 2008.

10.47.*#	Amendment to Employment Agreement dated as of April 27, 2009 between Aon Corporation and Andrew M. Appel—incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on April 28, 2009.
10.48.*#	Letter Agreement dated as of December 9, 2005 between Aon Corporation and Patrick G. Ryan — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed December 9, 2005.
10.49.*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.
10.50.*#
Amended and Restated Employment Agreement between Aon Corporation and Ted T. Devine, dated as of June 10, 2009 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.51.*#	Transition Agreement dated as of November 18, 2009 between Aon Corporation and Ted T. Devine — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2009.
10.52.*#	Pledge Agreement dated November 23, 2009 between Aon Corporation and Ted T. Devine — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 24, 2009.
10.53.*#
Executive Agreement dated April 22, 2005 between Aon Limited and Stephen P. McGill — incorporated by reference to Exhibit 10.48 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.54.*#	Letter dated December 31, 2007 to Stephen P. McGill from Aon Limited — incorporated by reference to Exhibit 10.49 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.55.*#	Letter dated January 30, 2008 to Stephen P. McGill from Aon Limited — incorporated by reference to Exhibit 10.50 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.56.*#
Overseas Assignment Letter dated July 26, 2006 between Aon Limited and Stephen P. McGill — incorporated by reference to Exhibit 10.51 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.57.*#	Letter Agreement dated August 3, 2009 between Aon Limited and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 4, 2009.
10.58.*#	Aon Corporation Leadership Performance Program for 2006-2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.59.*#	Aon Corporation Leadership Performance Program for 2007-2009 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.60.*#	Aon Corporation Leadership Performance Program for 2008-2010 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.61.*#
Aon Corporation 2008 Executive Committee Incentive Plan (Amended and Restated Effective January 1, 2009) — incorporated by reference to Exhibit 10.6 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

10.62*#	2002 Restatement of Aon Pension Plan and the following amendments to the 2002 Restatement of Aon Pension Plan: First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment, Eighth Amendment, Ninth Amendment (amending Section 9.02), Ninth Amendment (amending multiple Sections), and the Tenth Amendment—incorporated by reference to Exhibit 10.31 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.63#	Eleventh Amendment to Aon Pension Plan.
10.64.*#	Twelfth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.65#	Thirteenth Amendment to Aon Pension Plan.
10.66#	Fourteenth Amendment to Aon Pension Plan.
10.67.*#	Aon Corporation Leadership Performance Program for 2009-2011 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.68.*#	Aon Benfield Performance Plan — incorporated by reference to Exhibit 10.7 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
Statements re: Computation of Ratios.
12.1.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
12.2.	Statement regarding Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.
Subsidiaries of the Registrant.
21	List of Subsidiaries of Aon.
Consents of Experts and Counsel.
23	Consent of Ernst & Young LLP.
Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
Section 1350 Certifications.
32.1	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
XBRL Exhibits
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:
101.INS	XBRL Report Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
101.LAB	XBRL Taxonomy Calculation Linkbase Document

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
Date: February 26, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE Gregory C. Case	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010
/s/ LESTER B. KNIGHT Lester B. Knight	Non-Executive Chairman and Director	February 26, 2010
/s/ FULVIO CONTI Fulvio Conti	Director	February 26, 2010
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	February 26, 2010
/s/ JAN KALFF Jan Kalff	Director	February 26, 2010
/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 26, 2010
/s/ R. EDEN MARTIN R. Eden Martin	Director	February 26, 2010

Signature	Title	Date

/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	February 26, 2010
/s/ ROBERT S. MORRISON Robert S. Morrison	Director	February 26, 2010
/s/ RICHARD B. MYERS Richard B. Myers	Director	February 26, 2010
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	February 26, 2010
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	February 26, 2010
/s/ GLORIA SANTONA Gloria Santona	Director	February 26, 2010
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	February 26, 2010
/s/ LAUREL MEISSNER Laurel Meissner	Senior Vice President and Global Controller (Principal Accounting Officer)	February 26, 2010

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