Form 10-Q
period 2010-03-31
AON CORP
filed 2010-05-04
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2010:  269,418,951

Part I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(millions, except per share data)	Mar. 31, 2010	Mar. 31, 2009

Revenue
Commissions, fees and other	$1,891	$1,821
Fiduciary investment income	13	25
Total revenue	1,904	1,846

Expenses
Compensation and benefits	1,163	1,014
Other general expenses	468	466
Total operating expenses	1,631	1,480
Operating Income	273	366

Interest income	1	7
Interest expense	(34)	(29)
Other income (expense)	7	(1)
Income from continuing operations before income taxes	247	343
Income taxes	61	108
Income from continuing operations	186	235

Income from discontinued operations before income taxes	2	91
Income taxes	2	41
Income from discontinued operations	—	50

Net income	186	285
Less: Net income attributable to noncontrolling interests	8	5
Net income attributable to Aon stockholders	$178	$280

Net income attributable to Aon stockholders
Income from continuing operations	$178	$230
Income from discontinued operations	—	50
Net income	$178	$280

Basic net income per share attributable to Aon stockholders
Continuing operations	$0.65	$0.81
Discontinued operations	—	0.18
Net income	$0.65	$0.99

Diluted net income per share attributable to Aon stockholders
Continuing operations	$0.63	$0.79
Discontinued operations	—	0.17
Net income	$0.63	$0.96

Cash dividends per share paid on common stock	$0.15	$0.15

Weighted average common shares outstanding - basic	275.9	284.3

Weighted average common shares outstanding - diluted	283.4	292.0

See the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

(millions)	Mar. 31, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$422	$217
Short-term investments	312	422
Receivables, net	1,983	2,052
Fiduciary assets	11,089	10,835
Other current assets	462	463
Total Current Assets	14,268	13,989
Goodwill	5,887	6,078
Intangible assets, net	770	791
Fixed assets, net	452	461
Investments	308	319
Other non-current assets	1,274	1,320
TOTAL ASSETS	$22,959	$22,958

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES:
Fiduciary liabilities	$11,089	$10,835
Short-term debt and current portion of long-term debt	84	10
Accounts payable and accrued liabilities	1,269	1,535
Other current liabilities	334	260
Total Current Liabilities	12,776	12,640
Long-term debt	2,013	1,998
Pension and other post employment liabilities	1,770	1,889
Other non-current liabilities	943	1,000
TOTAL LIABILITIES	17,502	17,527

EQUITY
Common stock-$1 par value Authorized: 750 shares (issued: 3/31/10 - 362.7; 12/31/09 - 362.7)	363	363
Additional paid-in capital	3,135	3,215
Retained earnings	7,500	7,335
Treasury stock at cost (shares: 3/31/10 - 93.2; 12/31/09 - 96.4)	(3,725)	(3,859)
Accumulated other comprehensive loss	(1,871)	(1,675)
TOTAL AON STOCKHOLDERS’ EQUITY	5,402	5,379
Noncontrolling interests	55	52
TOTAL EQUITY	5,457	5,431
TOTAL LIABILITIES AND EQUITY	$22,959	$22,958

See the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total

Balance at December 31, 2009	362.7	$3,578	$7,335	$(3,859)	$(1,675)	$52	$5,431
Adoption of new accounting guidance	—	—	44	—	(44)	—	—
Balance at January 1, 2010	362.7	3,578	7,379	(3,859)	(1,719)	52	5,431
Net income	—	—	178	—	—	8	186
Shares issued - employee benefit plans	—	31	—	—	—	—	31
Shares purchased	—	—	—	(50)	—	—	(50)
Shares reissued - employee benefit plans	—	(184)	(16)	184	—	—	(16)
Tax benefit - employee benefit plans	—	9	—	—	—	—	9
Stock-based compensation	—	66	—	—	—	—	66
Dividends to stockholders	—	—	(41)	—	—	—	(41)
Change in net derivative gains/losses	—	—	—	—	(24)	—	(24)
Net foreign currency translation adjustments	—	—	—	—	(141)	—	(141)
Net post-retirement benefit obligations	—	—	—	—	13	—	13
Purchase of subsidiary shares from noncontrolling interests	—	(2)	—	—	—	(4)	(6)
Capital contribution by noncontrolling interests	—	—	—	—	—	2	2
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(3)	(3)
Balance at March 31, 2010	362.7	$3,498	$7,500	$(3,725)	$(1,871)	$55	$5,457

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	Mar. 31,	Mar. 31,
(millions)	2010	2009

Cash Flows from Operating Activities:
Net income	$186	$285
Adjustments to reconcile net income to cash provided by operating activities:
Gains from sale of businesses, net	(6)	(92)
Depreciation and amortization	58	60
Stock-based compensation expense	66	40
Deferred income taxes	(12)	14
Change in assets and liabilities:
Change in funds held on behalf of clients	396	512
Receivables, net	45	179
Accounts payable and accrued liabilities	(274)	(260)
Restructuring reserves	(1)	(8)
Current income taxes	65	82
Pension and other post employment liabilities	(55)	(142)
Other assets and liabilities	(4)	(117)
Cash Provided by Operating Activities	464	553

Cash Flows from Investing Activities:
Sales of long-term investments	66	7
Purchase of long-term investments	(10)	(12)
Net sales (purchases) of short-term investments - non-fiduciary	97	(193)
Net purchases of short-term investments - funds held on behalf of clients	(396)	(512)
Acquisition of businesses, net of cash acquired	(47)	(33)
Proceeds from sale of businesses	—	128
Capital expenditures	(33)	(21)
Cash Used for Investing Activities	(323)	(636)

Cash Flows from Financing Activities:
Purchase of treasury stock	(50)	—
Issuance of stock for employee benefit plans	35	55
Issuance (repayments) of debt	73	(1)
Cash dividends to stockholders	(41)	(41)
Cash Provided by Financing Activities	17	13

Effect of Exchange Rate Changes on Cash	47	(11)
Net Increase (Decrease) in Cash and Cash Equivalents	205	(81)
Cash and Cash Equivalents at Beginning of Period	217	582
Cash and Cash Equivalents at End of Period	$422	$501

Supplemental disclosures:
Interest paid	$30	$37
Income taxes paid, net of refunds	10	53

See the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all normal recurring adjustments which Aon Corporation (“Aon” or the “Company”) considers necessary to present fairly the Company’s consolidated financial statements for all periods presented.  The consolidated financial statements include the accounts of Aon and its majority-owned subsidiaries and variable interest entities (“VIEs”) for which Aon is considered to be the primary beneficiary.  The consolidated financial statements exclude VIEs for which Aon is not the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the three months ended March 31, 2010 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2010.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Management adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, and foreign currency movements have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

2.  Accounting Principles and Practices

Changes in Accounting Principles

On January 1, 2010, the Company adopted guidance amending current principles related to the transfers of financial assets and the consolidation of VIEs.  This guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”) and the related exception for applying consolidation guidance, creates more stringent conditions for reporting the transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  Consequently, former QSPEs are evaluated for consolidation based on the updated VIE guidance.  In addition, the new guidance requires companies to take a qualitative approach in determining a VIE’s primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs.  Additional year-end and interim period disclosures are also required outlining a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the Company’s financial statements.  See Note 9 regarding the consolidation of Private Equity Partnership Structures I, LLC (“PEPS I”).

On January 1, 2010, the Company adopted guidance requiring additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance also clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  See Note 15 for these disclosures.  The guidance also requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis.  These disclosures will be effective for Aon beginning in the first quarter of 2011.  The Company is currently evaluating this guidance to determine what additional disclosures, if any, will be required.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance updating current principles related to revenue recognition when there are multiple-element arrangements.  This revised guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  The guidance also expands the disclosures required for multiple-element revenue arrangements.  These changes will be effective for Aon beginning in the first quarter of 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date.  Early adoption is permitted. The Company is currently evaluating this guidance to determine what impact, if any, it will have on its consolidated financial statements.

3.  Cash and Cash Equivalents

Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less.  Cash and cash equivalents included restricted balances of $186 million and $85 million at March 31, 2010 and December 31, 2009, respectively.

4.  Other Income (Expense)

Other income (expense) consists of the following (in millions):

	Three months ended
	March 31,
	2010	2009
Equity income of non-consolidated subsidiaries	$2	$1
Realized gain on sale of investments	1	—
Gain (loss) on disposal of businesses, net	4	(1)
Other	—	(1)
	$7	$(1)

5.  Acquisitions and Dispositions

Acquisitions

In first quarter 2010, the Company completed the acquisition of the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services, LLC, which is included in the Consulting segment, as well as seven other companies, which are included in the Risk and Insurance Brokerage Services segment.  In first quarter 2009, the Company completed the acquisition of four companies, all of which were included in the Risk and Insurance Brokerage Services segment.  The following table includes the aggregate amount paid and the intangible assets recorded as a result of the acquisitions made during the first quarter 2010 and 2009.  For certain of the acquisitions made in the first quarter 2010, the Company is in the process of obtaining third-party valuations for the intangible assets other than goodwill, and therefore, at quarter end the allocation of the purchase prices are still subject to refinement.

	Three months ended March 31,
(millions)	2010	2009
Cash paid	$47	$26

Intangible assets:
Goodwill	$35	$11
Other intangible assets	33	13
	$68	$24

The results of operations of these acquisitions are included in the condensed consolidated financial statements from the dates they were acquired.  These acquisitions would not produce a materially different result if they had been reported from the beginning of the period.

Dispositions - Continuing Operations

Some of Aon’s U.S. (“Cananwill”), U.K., Canadian, and Australian subsidiaries (together “Cananwill International”) originated short-term loans (generally with terms of 12 months or less) to businesses to finance their insurance premium obligations, and then sold these premium finance agreements to unaffiliated companies, typically bank Special Purpose Entities (“SPEs”), in whole loan securitization transactions that met the criteria for sales accounting.  Cananwill’s results were included in the Risk and Insurance Brokerage Services segment.

In December 2008, Aon signed a definitive agreement to sell the U.S. Cananwill operations.  This disposition was completed in February 2009.  A pretax loss of $7 million was recorded, of which $2 million was recorded in first quarter 2009 and $5 million in 2008, and is included in Other income (expense) in the Condensed Consolidated Statements of Income.  Aon may receive up to $10 million from the buyer over the two years following the sale based on the amount of insurance premiums and related obligations financed by the buyer over this period that are generated from certain of Cananwill’s producers.  As of March 31, 2010, Aon had received $5 million from the buyer, which is recorded in Other income (expense) in the Condensed Consolidated Statements of Income.

In connection with this sale, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at March 31, 2010, was $4 million, if losses exceed the historical credit loss reserve for the business.  Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender’s right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier.  The Company does not expect to incur any significant losses related to this guarantee.

In June and July of 2009, the Company entered into agreements with third parties with respect to Aon’s Cananwill International operations.  As a result of these agreements, these third parties began originating, financing and servicing premium finance loans generated by referrals from Aon’s brokerage operations.  The third parties did not acquire the existing portfolio of Aon’s premium finance loans, and as such, the Company did not extend any guarantees under these agreements.

Dispositions - Discontinued Operations

AIS Management Corporation

In 2008, Aon reached a definitive agreement to sell AIS Management Corporation (“AIS”), which was previously included in the Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for $120 million in cash at closing, plus a potential earn-out of up to $35 million payable over the two years following the completion of the agreement.  The disposition was completed in January 2009 and resulted in a pretax gain of $86 million in first quarter 2009.  As of March 31, 2010, Aon had not received any of this potential earn-out.

The operating results of all businesses classified as discontinued operations are as follows (in millions):

	Three months ended
	March 31,
	2010	2009
Revenues	$—	$1

Income (loss) before income taxes:
Operations	$—	$(2)
Gain on sale:
AIS	—	86
Other	2	7
	2	91
Income taxes	2	41
Net Income	$—	$50

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by operating segment for the three months ended March 31, 2010 are as follows (in millions):

	Risk and Insurance Brokerage Services	Consulting	Total
Balance as of December 31, 2009	$5,693	$385	$6,078
Goodwill related to current year acquisitions	4	31	35
Goodwill related to prior year acquisitions	1	—	1
Foreign currency revaluation	(228)	1	(227)
Balance as of March 31, 2010	$5,470	$417	$5,887

Other intangible assets by asset class are as follows (in millions):

	March 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$134	$—	$136	$—
Customer Related and Contract Based	759	248	757	234
Marketing, Technology and Other	370	245	376	244
	$1,263	$493	$1,269	$478

Amortization expense on intangible assets was $27 million and $23 million for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, the estimated amortization for intangible assets is as follows (in millions):

Remainder of 2010	$72
2011	103
2012	93
2013	84
2014	73
Thereafter	211
$636

7.  Restructuring

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its acquisition of Benfield in 2008.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations, of which approximately 575 jobs have been eliminated as of March 31, 2010.  Additionally, duplicate space and assets will be abandoned.  The Company currently estimates the Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $64 million has been recorded in earnings to date, and an estimated additional $36 million will be recorded in future earnings.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  The Company recorded $9 million of restructuring and related charges in the first three months of both 2010 and 2009.  Total payments of $85 million have been made under this Plan to date.

All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.  The Company expects these restructuring activities and related expenses to affect continuing operations into 2011.

The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield plan (in millions):

	Actual				Estimated
	Purchase				Total Cost for
	Price		First Quarter	Total to	Restructuring
	Allocation	2009	2010	Date	Period (1)
Workforce reduction	$32	$38	$5	$75	$93
Lease consolidation	22	14	3	39	55
Asset impairments	—	2	—	2	4
Other costs associated with restructuring (2)	1	1	1	3	3
Total restructuring and related expenses	$55	$55	$9	$119	$155

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

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The 2007 Plan includes an estimated 4,600 job eliminations.  As of March 31, 2010, approximately 3,775 positions have been eliminated.  The Company has closed or consolidated several offices resulting in sublease losses or lease buy-outs.  The Company currently estimates that the 2007 Plan will result in cumulative pretax charges totaling approximately $750 million.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  The Company recorded $67 million and $34 million of restructuring and related charges in the first three months of 2010 and 2009, respectively. Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.  The Company expects the restructuring activities and related expenses to affect continuing operations through the first half of 2010.

The following summarizes the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the 2007 Plan (in millions):

						Estimated
	Actual					Total Cost for
				First Quarter	Total to	Restructuring
	2007	2008	2009	2010	Date	Period (1)
Workforce reduction	$17	$166	$251	$57	$491	$510
Lease consolidation	22	38	78	6	144	149
Asset impairments	4	18	15	1	38	39
Other costs associated with restructuring (2)	3	29	13	3	48	52
Total restructuring and related expenses	$46	$251	$357	$67	$721	$750

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

The following summarizes the restructuring and related expenses by segment that have been incurred and are estimated to be incurred through the end of the restructuring initiative, related to the 2007 Plan (in millions):

						Estimated
	Actual					Total Cost for
				First Quarter	Total to	Restructuring
	2007	2008	2009	2010	Date	Period
Risk and Insurance Brokerage Services	$41	$234	$322	$60	$657	$683
Consulting	5	17	35	7	64	67
Total restructuring and related expenses	$46	$251	$357	$67	$721	$750

Restructuring Liabilities

As of March 31, 2010, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Benfield Plan	2007 Plan	2005 Plan	Total
Balance at January 1, 2009	$104	$101	$28	$233
Expensed in 2009	53	342	(1)	394
Cash payments in 2009	(67)	(248)	(12)	(327)
Purchase accounting adjustment	(49)	—	—	(49)
Foreign exchange translation	4	7	1	12
Balance at December 31, 2009	45	202	16	263
Expensed in 2010	9	66	—	75
Cash payments in 2010	(18)	(56)	(2)	(76)
Foreign exchange translation	(2)	(7)	—	(9)
Balance at March 31, 2010	$34	$205	$14	$253

Aon’s unpaid restructuring liabilities are included in Accounts payable and accrued liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

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

The Company’s interest-bearing assets are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$422	$217
Short-term investments	312	422
Fiduciary assets	3,600	3,329
Investments	308	319
	$4,642	$4,287

The Company’s investments are as follows (in millions):

	March 31, 2010	December 31, 2009
Equity method investments	$183	$113
Cost method investments	59	54
Other investments	52	49
Fixed-maturity securities	14	16
PEPS I preferred stock	—	87
	$308	$319

9.               Variable Interest Entities

Consolidated Variable Interest Entities

In 2001, Aon sold the vast majority of its limited partnership (“LP”) portfolio, valued at $450 million, to PEPS I, a QSPE.  In accordance with recently issued VIE guidance, former QSPEs must now be assessed to determine if they are VIEs. Aon has concluded that PEPS I is a VIE and that it holds a variable interest in PEPS I.  Aon has also concluded that it is the primary beneficiary of PEPS I, as it has the power to direct the activities that most significantly impact economic performance and it has the obligation or right to absorb losses or receive benefits that could potentially be significant to PEPS I. As a result of adopting this new guidance, Aon consolidated PEPS I effective January 1, 2010.  The financial statement impact of consolidating PEPS I resulted in:

•                  The removal of the $87 million PEPS I preferred stock, previously reported in investments, and

•                  The addition of $77 million of equity method investments in LP’s; cash of $57 million, of which $52 million is restricted; long-term debt of $47 million; a decrease in accumulated other comprehensive income net of tax of $44 million; and an increase in retained earnings of $44 million.

As part of the original transaction, Aon is required to purchase from PEPS I additional securities equal to the unfunded LP commitments, as they are requested.  These securities are rated below investment grade. Aon funded less than $1 million of commitments in first quarter 2010.  As of March 31, 2010, the unfunded commitments were $42 million.  The commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

Unconsolidated Variable Interest Entities

At March 31, 2010, Aon held a 38% interest in Juniperus Insurance Opportunity Fund Limited (Juniperus), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks.  Aon has concluded that Juniperus is a variable interest entity.  However, Aon has concluded that it is not the primary beneficiary as it lacks the power to direct the activities of Juniperus that most significantly impact economic performance.  The investment in Juniperus is accounted for using the equity method of accounting.

Aon’s potential loss at March 31, 2010 is limited to its investment in Juniperus of $70 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.  Aon has not provided any financing to Juniperus other than previously contractually required amounts.

10.                 Debt

At March 31, 2010, the Company had borrowed $75 million under its five-year €650 million ($872 million at March 31, 2010 exchange rates) multi-currency foreign credit facility (“Euro credit facility”).  This borrowing is included in Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position.

As a result of adopting new guidance on VIEs, Aon consolidated PEPS I effective January 1, 2010, and recorded $47 million of long-term debt in the Condensed Consolidated Statements of Financial Position.

11.  Stockholders’ Equity

Common Stock

Under the share repurchase program begun in 2005, Aon’s Board of Directors has authorized the Company to repurchase up to $4.6 billion of its outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available cash.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  In first quarter 2010, Aon repurchased 1.2 million shares at a cost of $50 million.  Since the inception of this share repurchase program, the Company has repurchased a total of 107.1 million shares for an aggregate cost of $4.4 billion.    As of March 31, 2010, the Company was authorized to purchase up to $215 million of additional shares under this stock repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

In January 2010, the Company’s Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

In connection with the acquisition of two entities controlled by Aon’s then-Chairman and Chief Executive Officer in 2001, Aon obtained approximately 22.4 million shares of its common stock.  These treasury shares are restricted as to their reissuance.

In first quarter 2010, Aon reissued 4.3 million shares of treasury stock for employee benefit plans and 86,000 shares of treasury stock in connection with employee stock purchase plans.  In first quarter 2009, Aon issued 966,000 new shares of common stock for employee benefit plans and reissued approximately 4.0 million shares of treasury stock for employee benefit plans and 69,000 shares in connection with employee stock purchase plans.

Participating Securities

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

	Three months ended March 31,
	2010	2009
Income from continuing operations	$4	$6
Income from discontinued operations	—	1
Net income	$4	$7

Weighted average shares outstanding are as follows (in millions):

	Three months ended March 31,
	2010	2009
Shares for basic earnings per share (1)	275.9	284.3
Common stock equivalents	7.5	7.7
Shares for diluted earnings per share	283.4	292.0

(1)          Includes 6.5 million and 7.3 million of participating securities for the three months ended March 31, 2010 and 2009, respectively.

Certain common stock equivalents primarily related to options were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 5 million for both the three months ended March 31 2010 and 2009.

Other Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, are as follows (in millions):

	Three months ended March 31,
	2010	2009
Net income	$186	$285
Net derivative losses	(24)	(9)
Net unrealized investment losses	—	(8)
Net foreign currnecy translation adjustments	(141)	(94)
Net post-retirement benefit obligations	13	56
Comprehensive income	34	230
Less: Comprehensive income attributable to noncontrolling interests	8	5
Comprehensive income attributable to Aon stockholders	$26	$225

The components of Accumulated other comprehensive loss, net of related tax, are as follows (in millions):

	March 31, 2010	Janaury 1, 2010 (1)	December 31, 2009
Net derivative losses	$(24)	$—	$—
Net unrealized investment gains	—	—	44
Net foreign currency translation adjustments	160	301	301
Net post-retirement benefit obligations	(2,007)	(2,020)	(2,020)
Accumulated other comprehensive loss, net of tax	$(1,871)	$(1,719)	$(1,675)

(1) Reflects impact of adopting new accounting guidance which resulted in the consolidation of PEPS I effective January 1, 2010.

12.  Employee Benefits

Pension Plans

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended March 31,
	U.S.		International
	2010	2009	2010	2009
Service cost	$—	$—	$3	$4
Interest cost	31	31	62	54
Expected return on plan assets	(30)	(26)	(60)	(52)
Amortization of prior-service cost	—	(1)	—	1
Amortization of net loss	6	12	14	9
Net periodic benefit cost	$7	$16	$19	$16

In first quarter 2009, a curtailment gain of $83 million was recognized as a result of the Company ceasing crediting future benefits relating to salary and service of the U.S. defined benefit pension plan, which is reported in Compensation and benefits in the Condensed Consolidated Statements of Income.

Also in first quarter 2009, a curtailment gain of $10 million was recognized in discontinued operations resulting from the sale of our Combined Insurance Company of America (“CICA”) subsidiary.  The curtailment gain related to the Company’s U.S. Retiree Health and Welfare Plan, in which CICA employees were allowed to participate through the end of 2008, pursuant to the terms of the sale.

Based on current assumptions, in 2010 Aon plans to contribute $30 million and $326 million to its U.S. and material international defined benefit pension plans, respectively.  As of March 31, 2010, contributions of $6 million have been made to the U.S. pension plans and $75 million to its material international pension plans.

13.  Stock Compensation Plans

The following table summarizes stock-based compensation expense in continuing operations in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended
	March 31,
	2010	2009
Restricted stock units (“RSUs”)	$41	$34
Performance plans	19	5
Stock options	5	—
Employee stock purchase plans	1	1
Total stock-based compensation expense	$66	$40

During the first half of 2009, the Company converted its stock administration system to a new service provider.  In connection with this conversion, a reconciliation of the methodologies utilized was performed, which resulted in a $16 million reduction of expense for the three months ended March 31, 2009.

Stock Awards

During the first three months of 2010, the Company granted approximately 1.6 million shares in connection with the completion of the 2007 Leadership Performance Plan (“LPP”) cycle.  During the first three months of 2009, the Company granted approximately 2.0 million shares in connection with the completion of the 2006 LPP cycle.  In addition, during the first three months of both 2010 and 2009, the Company granted restricted shares of approximately 1.9 million in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Three months ended March 31,
	2010		2009
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	12,850	$36	14,060	$35
Granted	3,495	39	3,855	39
Vested	(4,290)	37	(4,127)	39
Forfeited	(125)	37	(89)	38
Non-vested at end of period	11,930	36	13,699	35

(1)          Represents weighted average fair value per share of award at date of grant.

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	As of March 31
	2010	2009
Potential RSUs to be issued based on current performance levels	7,408	5,258
Unamortized expense, based on current performance levels	$187	$117

Stock Options

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended March 31,
	2010	2009
	All Other Options	LPP Options	Special Stock Plan Options	All Other Options
Weighted average volatility	28.5%	35.5%	35.5%	35.5%
Expected dividend yield	1.6%	1.3%	1.3%	1.3%
Risk-free rate	3.0%	1.6%	1.8%	2.0%

Weighted average expected life, in years	6.1	4.4	5.6	6.5
Weighted average estimated fair value per share	$10.36	$12.25	$13.77	$14.60

In connection with its incentive compensation plans in the first quarter 2010, the Company granted 141,000 stock options at $38 per share. Beginning in the first quarter 2010, the Company eliminated the grant of options under two of its key equity award programs, the LPP and the Special Stock Program, in order to manage share usage and expense.  In 2009, in connection with the 2009 LPP Plan, the Company granted 1.0 million shares at $39 per share.

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Three months ended March 31,
	2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	15,937	$33	19,666	$31
Granted	141	38	975	39
Exercised	(1,274)	29	(1,963)	26
Forfeited and expired	(177)	29	(467)	42
Outstanding at end of period	14,627	33	18,211	32
Exercisable at end of period	9,428	32	9,301	31

The weighted average remaining contractual life, in years, of outstanding options was 4.0 years and 4.6 years at March 31, 2010 and 2009, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $42.71 as of March 31, 2010, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2010, the aggregate intrinsic value of options outstanding was $141 million, of which $100 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended
	March 31,
	2010	2009
Aggregate intrinsic value of stock options exercised	$15	$31
Cash received from the exercise of stock options	32	52
Tax benefit realized from the exercise of stock options	1	11

Unamortized deferred compensation expense, which includes both options and awards, amounted to $308 million as of March 31, 2010, with a remaining weighted-average amortization period of approximately 2.0 years.

14.  Derivatives and Hedging

Aon is exposed to market risk primarily from changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, Aon enters into various derivative transactions that reduce Aon’s market risks by creating offsetting market exposures.  Aon does not enter into derivative transactions for trading purposes.

Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices.  Positions are monitored using techniques such as market value and sensitivity analyses.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties.  As of March 31, 2010, all derivative liability positions were entered into pursuant to terms of ISDA master agreements, and were free of credit risk contingent features.  In addition, Aon has received collateral of $68 million from counterparties and pledged collateral of $25 million to counterparties for derivatives subject to collateral support arrangements as of March 31, 2010.

Foreign Exchange Risk Management

Aon and its subsidiaries are exposed to foreign exchange risk when they receive revenues, pay expenses, or enter into intercompany loans denominated in a currency that differs from their functional currency.  Aon uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  Aon has hedged these exposures up to six years in the future.  Aon has designated foreign exchange derivatives with a notional amount of $2.4 billion at March 31, 2010 as cash flow hedges of these exposures.  As of March 31, 2010, a $50 million pretax loss has been deferred to OCI related to these hedges, of which $30 million is expected to be reclassified to earnings in the next twelve months.  These hedges had no material ineffectiveness in either the first three months of 2010 or 2009.  As of March 31, 2010, Aon also has $129 million notional amount of foreign exchange derivatives not designated or qualifying as cash flow hedges offsetting its exposures to foreign exchange risks.

Aon also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to four years in the future.  As of March 31, 2010, the notional amount outstanding was $1.5 billion and a $73 million gain has been deferred to OCI related to this hedge.  This hedge had no ineffectiveness in either the first three months of 2010 or 2009.

Aon also uses foreign exchange derivatives, typically forward contracts and options, with a notional amount of $67 million at March 31, 2010, to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon’s foreign operations and to manage the currency exposure of Aon’s global liquidity profile for one year in the future.  These derivatives are not eligible for hedge accounting treatment.

Interest Rate Risk Management

Aon holds variable rate short-term brokerage and other operating deposits. Aon uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to three years in the future.  Aon has designated interest rate derivatives with a notional amount of $1.4 billion at March 31, 2010 as cash flow hedges of this exposure.  As of March 31, 2010, a $10 million pretax gain has been deferred to OCI related to this hedge, all of which is expected to be reclassified to earnings during the next twelve months.  This hedge had no material ineffectiveness in either the first three months of 2010 or 2009.

In 2009, a subsidiary of Aon issued €500 million ($671 million at March 31, 2010 exchange rates) of fixed rate debt due on July 1, 2014.  Aon is exposed to changes in the fair value of the debt due to interest rate fluctuations.  Aon uses receive-fixed-pay-floating interest rate swaps to reduce its exposure to the effects of interest rate fluctuations on the fair value of the debt.  Aon has designated interest rate swaps with a notional amount of €250 million ($335 million at March 31, 2010 exchange rates) at March 31, 2010 as a fair value hedge of this exposure.  This hedge did not have any ineffectiveness in either the first three months of 2010 or 2009.

As of March 31, 2010, the fair values of derivative instruments are as follows (in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives accounted for as hedges:
Interest rate contracts	Other assets	$28	Other liabilities	$2
Foreign exchange contracts	Other assets	229	Other liabilities	180
Total		257		182

Derivatives not accounted for as hedges:

Foreign exchange contracts	Other assets	3	Other liabilities	2
Total		$260		$184

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Statements of Income for the first three months of 2010 and 2009 are as follows (in millions):

Three months ended March 31, 2010

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$2	Investment income	$6
Foreign exchange contracts	(75)	Other general expenses and interest expense	(39)
Total	$(73)		$(33)

Foreign net investment hedges:
Foreign exchange contracts	$73	N/A	$—

	Amount of Gain (Loss) Recognized in Income on Derivative	Hedged item in Fair Value Hedge Relationships	Amount of Gain (Loss) Recognized in Income on Related Hedged Item	Location of Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Fair value hedges:
Foreign exchange contracts	$7	Fixed rate debt	$(6)	Interest expense

Three months ended March 31, 2009

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Interest rate contracts	$3	Investment income	$10
Foreign exchange contracts	(13)	Other general expenses and interest expense	(7)
Total	$(10)		$3

Foreign net investment hedges:
Foreign exchange contracts	$(4)	N/A	$—

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the first three months of 2010 and 2009 was negligible.

In the first quarter of both 2010 and 2009, Aon recorded a loss of $1 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges.

15.  Fair Value and Financial Instruments

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

The following methods and assumptions are used to estimate the fair values of the Company’s financial instruments:

Money market funds and highly liquid debt securities are carried at cost and amortized cost, respectively, as an approximation of fair value.  Based on market convention, the Company considers cost a practical and expedient measure of fair value.

Fixed-maturity securities are carried at fair value, which is based on quoted market prices or on estimated values if they are not actively traded.  In some cases where a market price is available, the Company will make use of acceptable expedients (such as matrix pricing) to estimate fair value.

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

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	March 31, 2010	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,295	$2,158	$137	$—
Fixed maturity securities
Corporate bonds	11	—	—	11
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	26	—	26	—
Foreign exchange contracts	151	—	151	—

Liabilities:
Derivatives
Foreign exchange contracts	101	—	101	—
Guarantees	4	—	—	4

(1) Includes $2,158 million of money market funds and $137 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 for additional information regarding the Company’s investments.

The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2010 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other
	Investments	Guarantees
Balance at December 31, 2009	$100	$(4)
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	(1)	—
Purchases and sales	(1)	—
Transfers (1)	(87)	—
Balance at March 31, 2010	$11	$(4)

(1) Transfers represent the removal of the investment in PEPS I preferred stock as a result of consolidating PEPS I on January 1, 2010.  See Note 9 for further information.

There are no realized or unrealized gains or losses related to assets and liabilities measured at fair value using level three inputs  included in income for the three months ended March 31, 2010.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$2,013	$2,138	$1,998	$2,086

The fair value of debt is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

16.  Commitments and  Contingencies

Legal

Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions (“E&O”) claims.  The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages.  Aon has historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters.  Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some historical claims.  Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals and receivables are adjusted from time to time as developments warrant.  Amounts related to settlement provisions are recorded in Other general expenses in the Condensed Consolidated Statements of Income.

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

Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action originally submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions originally submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million.  To protect against the uncertain outcome of litigation and to contain exposure to the Company, Aon settled the securities suit for $30 million in 2009 and has reached an agreement in principle to settle the ERISA suit for $1.8 million.  On November 24, 2009, the Court entered a final order approving the securities settlement and dismissing the securities suit.  The proposed ERISA settlement is subject to notice and court approval.

Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”).  In January 2009, Aon Limited, Aon’s principal U.K. brokerage subsidiary, entered into a settlement agreement with the FSA to pay a £5.25 million fine arising from its failure to exercise reasonable care to establish and maintain effective systems and controls to counter the risks of bribery arising from the use of overseas firms and individuals who helped it win business.  The U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) continue to investigate these matters.  Aon is fully cooperating with these investigations and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations.   Based on current information, the Company is unable to predict at this time when the SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of Aon, Resource Life Insurance Company.  The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premiums to policyholders whose loans terminated before the end of their scheduled terms.  In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life’s buyer in certain respects relating to this action.  Aon believes that Resource Life has meritorious defenses, and Resource Life is vigorously defending this action.  In October 2009, the court certified a nationwide class of policyholders whose loans terminated before the end of their scheduled terms and who Resource Life cannot prove received a refund of unearned premium. Resource Life has taken an appeal from that decision, which is set for argument on June 30, 2010. Also in October 2009, Aon filed a lawsuit in Illinois state court seeking a declaratory judgment with respect to the rights and obligations of Aon and Resource Life under the indemnity agreement. The outcome of the actions, and the amount of any losses or other payments that may result, cannot be predicted at this time.

From time to time, Aon’s clients may bring claims and take legal action pertaining to the performance of fiduciary responsibilities.  Whether client claims and legal action related to the Company’s performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are resolved in a manner unfavorable to the Company, they may adversely affect Aon’s financial results and materially impair the market perception of the Company and that of its products and services.

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

Guarantees and Indemnifications

Aon provides a variety of guarantees and indemnifications to its customers and others.  The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods.  These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications.  Any anticipated amounts payable which are deemed to be probable and estimable are accrued in Aon’s consolidated financial statements.

Commitments associated with Aon’s limited partnership securitization are disclosed in Note 9. Guarantees associated with the collection of the principal amount of the premium finance notes sold to the buyer of the Company’s U.S. premium finance business are disclosed in Note 5.

Aon has total letters of credit (“LOCs”) outstanding for $151 million at March 31, 2010.  These letters of credit are for the benefit of Virginia Surety Company (“VSC”) related to a non-performance risk of reinsurers of

VSC’s worker’s compensation business in California, a LOC that secures deductible retentions for our own workers compensation program, and LOCs to cover the beneficiaries related to our Canadian pension plan scheme, secure one of our U.S. pension plans, and to cover contingent payments for taxes and other business obligations to third parties.  Aon has also issued various other guarantees for miscellaneous purposes at its international subsidiaries.  Amounts are accrued in the consolidated financial statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $6 million at March 31, 2010.

Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

17.  Segment Information

Aon classifies its businesses into two operating segments:  Risk and Insurance Brokerage Services and Consulting.  Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Condensed Consolidated Financial Statements.

Operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon’s chief operating decision maker uses financial information for the purposes of allocating resources and evaluating performance.  Aon evaluates performance based on stand-alone operating segment operating income and generally accounts for intersegment revenue as if the revenue were from third parties and at what management believes are current market prices.

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

Aon’s total revenue is as follows (in millions):

	Three months ended March 31,
	2010	2009
Risk and Insurance Brokerage Services	$1,587	$1,543
Consulting	322	309
Intersegment elimination	(5)	(6)
Total revenue	$1,904	$1,846

Commissions, fees and other revenue by product are as follows (in millions):

	Three months ended March 31,
	2010	2009
Retail brokerage	$1,186	$1,124
Reinsurance brokerage	388	395
Total Risk and Insurance Brokerage Services Segment	1,574	1,519
Consulting services	275	263
Outsourcing	47	45
Total Consulting Segment	322	308
Intersegment elimination	(5)	(6)
Total commissions, fees and other revenue	$1,891	$1,821

Fiduciary investment income by segment is as follows (in millions):

	Three months ended March 31,
	2010	2009
Risk and Insurance Brokerage Services	$13	$24
Consulting	—	1
Total fiduciary investment income	$13	$25

A reconciliation of segment operating income to total income from continuing operations before income taxes is as follows (in millions):

	Three months ended March 31,
	2010	2009
Risk and Insurance Brokerage Services	$257	$323
Consulting	49	70
Unallocated expenses	(33)	(27)
Total operating income	273	366
Interest income	1	7
Interest expense	(34)	(29)
Other income (expense)	7	(1)
Income from continuing operations before income taxes	$247	$343

Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues are eliminated in computing consolidated revenues.  Consolidated revenue by geographic area is as follows (in millions):

	Three months ended March 31,
	2010	2009
United States	$643	$650
Americas other than U.S.	198	172
United Kingdom	274	292
Europe, Middle East and Africa	650	613
Asia Pacific	139	119
Total	$1,904	$1,846

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY OF FIRST QUARTER 2010 FINANCIAL RESULTS

The challenging global recession continues to provide significant headwinds for our business.  We continue to operate in a soft insurance pricing market, as property and casualty rates continue to decline.  In addition to pricing declines, volume continues to be negatively impacted by the current economic environment, which places pressure on our business in three primary ways:

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

We have made commitments to shareholders to focus on three key metrics — grow organically, expand operating margins, and increase earnings per share.  The following is our measure of performance against these three metrics for the first quarter of 2010:

•                  Organic revenue, as defined under the caption “Review of Consolidated Results — General” below, declined 3% as the current economic conditions continued to provide challenges, despite strong retention rates and new business growth in a number of geographies and product lines throughout the world.

•                  Achieved an adjusted operating margin, as defined under the caption “Review of Consolidated Results — General” below, of 18.3% for Aon overall, 20.5% for the Risk and Insurance Brokerage Services segment, and 17.4% for the Consulting segment. Strong operational performance offset a decline in organic revenue and low fiduciary investment income.

•                  Achieved adjusted dilutive earnings per share from continuing operations, as defined under the caption “Review of Consolidated Results — General” below, of $0.83. Despite a difficult business environment, we achieved strong operational performance and effective capital management.

Additionally, the following is a summary of our first quarter 2010 financial results:

•                  Revenue increased $58 million or 3% to $1.9 billion, as the positive effect of foreign currency translation was partially offset by a decline in organic revenue and a $12 million decrease in fiduciary investment income due to the decline in global interest rates.

•                  Operating expenses of $1.6 billion were 10%, or $151 million above last year, principally reflecting a net pension curtailment gain recognized in 2009 of $83 million associated with the decision to cease crediting future benefits relating to salary and service in our U.S. defined benefit pension plan, unfavorable foreign currency translation and $33 million in higher restructuring charges, which more than offset restructuring and other operational expense savings.

•                  Our consolidated operating margin from continuing operations for the year declined from 19.8% in first quarter 2009 to 14.3% in first quarter 2010.  The decrease was principally driven by the pension curtailment gain recognized last year and higher restructuring costs recognized in 2010.

•                  Net income from continuing operations attributable to Aon stockholders decreased 23% or $52 million from first quarter 2009 to $178 million.

•                  Diluted earnings per share from continuing operations attributable to Aon’s stockholders decreased 20% to $0.63 per share in first quarter 2010, from $0.79 per share in first quarter 2009.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue Growth

We use supplemental information related to organic revenue growth to help us and our investors evaluate business growth from existing operations.  Organic revenue growth excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, reimbursable expenses, and unusual items.  Supplemental information related to organic growth represents a measure not in accordance with U.S. generally accepted accounting principles (“GAAP”), and should be viewed in addition to, not instead of, our Condensed Consolidated Statements of Income.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  Reconciliation of this non-GAAP measure to the reported Commissions, fees and other revenue growth percentages has been provided in the “Review by Segment” caption, below.

Adjusted Operating Margins

We use adjusted operating margin as a measure of core operating performance of our Risk and Insurance Brokerage Services and Consulting businesses.  Adjusted operating margin excludes the impact of restructuring charges.  This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Statements of Income.  A reconciliation of this non-GAAP measure to the reported operating margin for the three months ended March 31, 2010 is as follows (in millions):

Three Months Ended March 31, 2010	Total Aon (1)	Risk and Insurance Brokerage Services	Consulting
Revenue - U.S. GAAP	$1,904	$1,587	$322

Operating income - U.S. GAAP	$273	$257	$49
Restructuring charges	76	69	7
Operating income - as adjusted	$349	$326	$56

Operating margins - U.S. GAAP	14.3%	16.2%	15.2%
Operating margins - as adjusted	18.3%	20.5%	17.4%

(1) Includes elimination of intersegment revenue and expenses.

Adjusted Diluted Earnings per Share

We use adjusted diluted earnings per share as a measure of Aon’s core operating performance.  Adjusted diluted earnings per share excludes the impact of restructuring charges and related income taxes.  This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Statements of Income.

A reconciliation of this non-GAAP measure to the reported diluted earnings per share for the three months ended March 31, 2010 is as follows (in millions except per share data):

Three Months Ended March 31, 2010	U.S. GAAP	Adjustments	As Adjusted
Operating Income	$273	$76	$349
Interest income	1	—	1
Interest expense	(34)	—	(34)
Other income (expense)	7	—	7
Income from continuing operations before income taxes	247	76	323
Income taxes	61	19	80
Income from continuing operations	186	57	243
Less: Net income attributable to the noncontrolling interests	8	—	8
Income from continuing operations attributable to Aon stockholders	$178	$57	$235

Diluted earnings per share from continuing operations	$0.63	$0.20	$0.83

Weighted average common shares outstanding - diluted	283.4	283.4	283.4

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.

Summary of Results

The condensed consolidated results of continuing operations follow (in millions):

	Three months ended
	March 31,
	2010	2009
Revenue:
Commissions, fees and other	$1,891	$1,821
Fiduciary investment income	13	25
Total revenue	1,904	1,846

Expenses:
Compensation and benefits	1,163	1,014
Other general expenses	468	466
Total operating expenses	1,631	1,480
Operating income	273	366
Interest income	1	7
Interest expense	(34)	(29)
Other income (expense)	7	(1)
Income from continuing operations before income taxes	247	343
Income taxes	61	108
Income from continuing operations	186	235
Income from discontinued operations	—	50
Net income	186	285
Less: Net income attributable to noncontrolling interests	8	5
Net income attributable to Aon stockholders	$178	$280

Consolidated Results for First Quarter 2010 Compared to First Quarter 2009

Revenue

Total revenue increased by $58 million, or 3%, in 2010 compared to 2009.  This increase reflects a $44 million, or 3%, increase in the Risk and Insurance Brokerage Services segment and a $13 million, or 4%, increase in the Consulting segment.  The 3% increase in the Risk and Insurance Brokerage Services segment was primarily driven by a 6% favorable impact from foreign currency translation and a 1% increase from acquisitions, primarily Allied North America, net of dispositions, partially offset by a 3% organic revenue decline in commissions and fee revenue reflecting the weak economic conditions globally, and an $11 million decline in fiduciary investment income due to the decline in global interest rates.  The 4% increase in the Consulting segment was driven by a 6% positive impact of foreign currency translation, partially offset by a 1% decline in organic revenue reflecting the impact of the economic downturn.

Compensation and Benefits

Compensation and benefits increased by $149 million or 15% over 2009.  This increase primarily reflects a $114 million, or 14%, increase in the Risk and Insurance Brokerage Services segment and a $34 million, or 21%, increase in increase in the Consulting segment.  The overall increase from last year was driven by the pension curtailment gain recognized in 2009 of $83 million associated with the decision to cease crediting future benefits relating to salary and service in our U.S. defined benefit pension plan, unfavorable foreign currency translation, and higher restructuring costs, which more than offset restructuring savings and other operational improvements.

Other General Expenses

Other general expenses were $468 million, a $2 million increase from last year.  There was a decrease of $4 million, or 1%, in the Risk and Insurance Brokerage Services segment, which mostly offset a $6 million increase in unallocated expenses. The Consulting segment expenses were comparable to 2009.  The overall increase was driven by unfavorable foreign exchange and higher restructuring charges, which were mainly offset by restructuring savings and operational expense management.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  Interest income was $1 million in 2010, a decrease of $6 million from 2009, driven primarily by lower cash balances and the consolidation of our PEPS I investment.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $5 million from last year due primarily to higher interest rates as a result of our third quarter 2009 issuance of €500 million ($671 million at March 31, 2010 exchange rates) of long-term debt at an interest rate of 6.25%.

Other Income (Expense)

Other income was $7 million in 2010, primarily due to gains on sales of businesses in the Risk and Insurance Brokerage Services segment of $4 million.  In 2009, we recorded an expense of $1 million, primarily due to losses on sales of businesses.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $247 million, a 28% decrease from $343 million in 2009.  The decline was driven by the pension curtailment gain recognized last year as well as higher restructuring charges, which more than offset restructuring savings and favorable foreign currency translation.

Income Taxes

The effective tax rate on income from continuing operations was 24.9% and 31.5% for the first quarter 2010 and 2009, respectively. The 2010 rate is favorably impacted by deferred tax adjustments.  The 2009 rate was negatively impacted by a noncash deferred tax expense on the U.S. pension curtailment gain, which had a tax rate of 40%.  The underlying tax rate for continuing operations is expected to be approximately 28% for full year 2010.

Income from Continuing Operations

Income from continuing operations decreased to $186 million ($0.63 diluted net income per share) from $235 million ($0.79 diluted net income per share) in 2009.  Currency fluctuations positively impacted income from continuing operations in 2010 by $0.04 per diluted share when the 2009 Condensed Consolidated Statement of Income is translated using 2010 foreign exchange rates.

Discontinued Operations

Income from discontinued operations decreased from $50 million in 2009 ($0.17 diluted net income per share) to $0 million in 2010.  The 2009 results include a $43 million after-tax gain on the sale of AIS, and a curtailment gain on the post-retirement benefit plan related to the CICA disposal.

Restructuring Initiatives

Aon Benfield Restructuring Plan

We announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our 2008 acquisition of Benfield.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations. As of March 31, 2010, approximately 575 jobs have been eliminated under this Plan.   Additionally, duplicate space and assets will be abandoned.  We currently estimate the Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $64 million has been recorded in earnings and we estimate an additional $36 million will be recorded in future earnings.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  We recorded $9 million of restructuring and related charges in the first three months of both 2010 and 2009.  Total payments of $85 million have been made under the Aon Benfield Plan to date.

All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.  We expect these restructuring activities and related expenses to affect continuing operations into 2011.

The restructuring plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $90 to $100 million in 2010 and $122 million in 2011.  We estimate that we realized approximately $22 million of cost savings in first quarter 2010.  The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Actual				Estimated
	Purchase Price Allocation	2009	First Quarter 2010	Total to Date	Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$5	$75	$93
Lease consolidation	22	14	3	39	55
Asset impairments	—	2	—	2	4
Other costs associated with restructuring (2)	1	1	1	3	3
Total restructuring and related expenses	$55	$55	$9	$119	$155

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

2007 Restructuring Plan

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The 2007 Plan includes an estimated 4,600 job eliminations.  As of March 31, 2010, approximately 3,775 positions have been eliminated.  We have closed or consolidated several offices resulting in sublease losses or lease buy-outs.  We currently estimate that the 2007 Plan will result in cumulative pretax charges totaling approximately $750 million.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.  We expect the restructuring activities and related expenses to affect continuing operations through the first half of 2010.  We estimate that we realized approximately $110 million of cost savings in first quarter 2010.  We anticipate that these initiatives will lead to annualized cost savings, before any potential reinvestment of savings, of approximately $536 million by the end of 2010.  However, there can be no assurances that we will achieve the targeted savings.

The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the 2007 Plan (in millions):

	Actual					Estimated Total Cost for
	2007	2008	2009	First Quarter 2010	Total to Date	Restructuring Period (1)
Workforce reduction	$17	$166	$251	$57	$491	$510
Lease consolidation	22	38	78	6	144	149
Asset impairments	4	18	15	1	38	39
Other costs associated with restructuring (2)	3	29	13	3	48	52
Total restructuring and related expenses	$46	$251	$357	$67	$721	$750

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

Workforce reductions are a cash expense, and we may recognize the expense before making payments to the individuals.  Asset impairments are non-cash expenses.  Lease consolidation accruals reflect the present value of our future cash outflows.  Other costs associated with restructuring are cash expenses, which are expensed in the period in which they are incurred.  Unpaid liabilities relating to workforce reductions and other costs associated with restructuring are included in Accounts payable and accrued liabilities on our Condensed Consolidated Statements of Financial Position.  Liabilities relating to lease consolidations are included in Other non-current liabilities.

The following table summarizes actual restructuring and related expenses by segment that have been incurred and are estimated to be incurred through the end of the restructuring initiative, related to the 2007 Plan (in millions):

	Actual					Estimated
	2007	2008	2009	First Quarter 2010	Total to Date	Total Cost for Restructuring Period
Risk and Insurance Brokerage Services	$41	$234	$322	$60	$657	$683
Consulting	5	17	35	7	64	67
Total restructuring and related expenses	$46	$251	$357	$67	$721	$750

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our shareholders.  Aon’s liquidity needs are primarily for operating expenses, acquisitions, share repurchases, restructuring, funding pension obligations and paying dividends to shareholders.

Liquidity is derived from the cash flows from our businesses and from financing activities.  Cash on our balance sheets includes funds available for general corporate purposes.  Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statement of Financial Position, with a corresponding offset in Fiduciary liabilities. The Company is permitted to earn income on these funds; thus for cash flow presentation, the activity in the funds has been reclassified out of operating cash flows and into investing cash flows.  Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for Aon.

We use various financial measures to assist in capital deployment decision-making, including net cash provided by operations, free cash flow, net debt-to-capital and return on capital. We believe these measures are useful to investors in assessing our financial performance.

Cash Flow

Summary cash flow table

	Three months ended March 31
(millions)	2010	2009
Cash provided by operating activities
Net income, adjusted for non-cash items	$292	$307
Change in assets and liabilities, excluding funds held on behalf of clients	(224)	(266)
Cash provided by operating activities before changes in funds held on behalf of clients	68	41
Change in funds held on behalf of clients	396	512
	464	553
Cash provided by (used for) investing activities
Cash provided by (used for) investing activities before changes in funds held on behalf of clients	73	(124)
Change in funds held on behalf of clients	(396)	(512)
	(323)	(636)

Cash provided by financing activities	17	13

Effect of exchange rate changes on cash and cash equivalents	47	(11)
Net increase (decrease) in cash and cash equivalents	$205	$(81)

Operating Activities

Net cash provided by operating activities in first quarter 2010 decreased $89 million compared with 2009, due primarily to the change in funds held on behalf of clients.  Excluding the change in funds held on behalf of clients, cash provided from operating activities increased $27 million to $68 million compared to $41 million in 2009. The primary contributors to the increase in cash flow from operations, before the change in funds held on behalf of clients in 2010, were net income (adjusted for non-cash items) of $292 million, a $65 million increase in income taxes payable, and a $45 million decrease in accounts receivable, partially offset by a $274 million decrease in accounts payable and accrued liabilities, which declined due mainly to incentive compensation payments.  Pension contributions for the quarter ended March 31, 2010 were $81 million.  In 2010 we currently expect to contribute approximately $356 million to our pension plans, with the majority attributed to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2010 to be sufficient to service debt and contractual obligations, fund cash requirements of our restructuring programs, finance capital expenditures, continue acquisition of shares under our share repurchase program, and continue paying dividends to our shareholders. Although 2010 cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate timing differences in cash flows. We have committed credit facilities of approximately $1.3 billion, of which $75 million was drawn upon at March 31, 2010.  We can access these facilities on a same-day basis. Additionally, we believe we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash provided by investing activities, excluding the change in funds held on behalf of clients, was $73 million in 2010, primarily comprised of $153 million in sales, net of purchases, of investments, partially offset by $47 million for business acquisitions representing eight acquisitions, the largest being the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services LLC, and capital expenditures of $33 million.

Cash used for investing activities, excluding the change in funds held on behalf of clients, was $124 million in 2009, primarily comprised of $198 million in purchases, net of sales, of investments; acquisitions of $33 million; and $21 million in capital expenditures, partially offset by $128 million in proceeds from the sale of operations, which consisted primarily of our AIS subsidiary.

Financing Activities

Cash provided by financing activities in 2010 was $17 million. This was primarily driven by the issuance of $75 million of short-term debt and proceeds from the exercise of stock options and the issuance of shares purchased through the employee stock purchase programs of $35 million, partially offset by $50 million for repurchases of shares and $41 million in cash dividends to shareholders.

Cash provided by financing activities in 2009 was $13 million.  This was primarily comprised of $55 million of proceeds from the exercise of stock options, offset by cash dividends of $41 million.

Cash and Investments

At March 31, 2010, our cash and cash equivalents and short-term investments were $734 million, an increase of $95 million from December 31, 2009.  Of the total balance recorded at March 31, 2010, $186 million was restricted as to its use and was primarily comprised of $105 million held in relation to a $350 million catastrophe bond offering placed by Aon as part of its reinsurance business, which settled on April 1, 2010, with all of the cash being returned to the Company on that date, and $52 million held to settle the outstanding long-term debt related to our PEPS I investment.  At March 31, 2010, $328 million of cash and cash equivalents and short-term investments were held in the U.S. and $406 million was held by our subsidiaries in other countries.  Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for fiduciary assets and fiduciary liabilities are equal.  Our fiduciary assets included cash and investments of $3.6 billion and fiduciary receivables of $7.5 billion at March 31, 2010.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

As disclosed in Note 15, “Fair Value and Financial Instruments,” of the Notes to the Condensed Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds.  Money market funds are carried at cost as an approximation of fair value.  Based on market convention, we consider cost a practical and expedient measure of fair value.  These money market funds are held throughout the world with various financial institutions.  We do not believe that there are any market liquidity issues affecting the fair value of these investments.

As of March 31, 2010, our investments in money market funds and highly liquid debt instruments had a fair value of $2.3 billion and are reported as cash and cash equivalents, Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our fiduciary assets and non-fiduciary cash and investments as of March 31, 2010 (in millions):

	Balance Sheet Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$397	$—	$1,641	$2,038
Money market funds	—	311	1,847	2,158
Highly liquid debt instruments	25	—	112	137
Other investments due within one year	—	1	—	1
Cash and investments	422	312	3,600	4,334
Fiduciary receivables	—	—	7,489	7,489
Total	$422	$312	$11,089	$11,823

Share Repurchase Program

Under our current share repurchase program which began in 2005, our Board of Directors has authorized us to repurchase up to $4.6 billion of our outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available cash.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  In first quarter 2010, we repurchased 1.2 million shares at a cost of $50 million.  Since the inception of our current share repurchase program, we have repurchased a total of 107.1 million shares for an aggregate cost of $4.4 billion.  As of March 31, 2010, we were authorized to purchase up to $215 million of additional shares under the current share repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

For information regarding share repurchases made during the first quarter of 2010, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Shelf Registration Statement

On June 8, 2009, we filed a registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, preferred stock, common stock and convertible securities.  We have not issued any securities under this registration statement.  The availability of the potential liquidity under this shelf registration statement is dependent on investor demand, market conditions and other factors.  There can be no assurance regarding when, or if, we will issue any securities under the registration statement.

Credit Facilities

At March 31, 2010, we have a three-year unsecured revolving credit facility in the U.S. for $400 million.  Sixteen banks are participating in the facility, which is for general corporate purposes, including commercial paper support.  Additionally, at March 31, 2010, we have a five-year €650 million ($872 million at March 31, 2010 exchange rates) multi-currency foreign credit facility (“Euro credit facility”) available, which expires in October 2010.  At March 31, 2010, $75 million was outstanding under the Euro credit facility.

For both our U.S. and Euro facilities, we are required to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1.  We were in compliance with all covenants as of March 31, 2010.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at May 4, 2010 appear in the table below.

Ratings
	Senior Long- term Debt	Commercial Paper	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

There were no changes in our ratings or outlook during first quarter 2010.

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

Letters of Credit

We have outstanding letters of credit (“LOCs”) totaling $151 million at March 31, 2010. These letters of credit are for the benefit of Virginia Surety Company (“VSC”) related to a non-performance risk of reinsurers of VSC’s worker’s compensation business in California, a LOC that secures deductible retentions for our own workers compensation program, and LOCs to cover the beneficiaries related to our Canadian pension plan scheme, secure one of our U.S. pension plans, and to cover contingent payments for taxes and other business obligations to third parties.

Adequacy of Liquidity Sources

We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including capital expenditures and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.

Financial Condition

At March 31, 2010, net assets of $5.5 billion, representing total assets minus total liabilities, were $26 million higher than the balance at December 31, 2009.  Working capital increased $143 million to $1.5 billion.

Borrowings

Total debt at March 31, 2010 was $2.1 billion, an increase of $89 million from December 31, 2009, due principally to $75 million of borrowings under our Euro Credit facility.  Our total debt as a percentage of total capital attributable to Aon shareholders was 28.0% and 27.2% at March 31, 2010 and December 31, 2009, respectively.

Equity

Equity at March 31, 2010 was $5.5 billion, an increase of $26 million from December 31, 2009.  Net income of $186 million and stock-based compensation of $66 million in 2010 were mostly offset by an increase in accumulated other comprehensive loss, share repurchases of $50 million, and  $41 million of dividends to shareholders.

Accumulated other comprehensive loss increased $196 million since December 31, 2009, primarily reflecting the following:

•                  a decline in net foreign currency translation adjustments of $141 million, which was attributable to the strengthening of the U.S. dollar against foreign currencies,

•                  reclassification of $44 million to Retained earnings due to the adoption, effective January 1, 2010, of new accounting guidance which resulted in the consolidation of PEPS I, and

•                  net derivative losses of $24 million.

REVIEW BY SEGMENT

General

We serve clients through the following segments:

•                  Risk and Insurance Brokerage Services - we act as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through our global distribution network.

•                  Consulting - we provide advice and services to clients related to health and benefits, retirement, compensation, strategic human capital, and human resource outsourcing.

Risk and Insurance Brokerage Services

	Three Months Ended
	March 31,
(in millions)	2010	2009
Revenue	$1,587	$1,543
Operating income	257	323
Operating margin	16.2%	20.9%

During first quarter 2010 we continued to see a soft market, which began in 2007, in our retail brokerage product line.  In a “soft market,” premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. Compared to 2009, prices continued to decrease.  In our reinsurance brokerage product line, pricing overall during first quarter 2010 was slightly higher compared to last year.

Additionally, beginning in late 2008 and continuing into the first quarter of 2010, we faced difficult conditions as a result of unprecedented disruptions in the global economy.  The continuing global recession has reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have hurt our operational results.  In addition, overall capacity in the industry could decrease if a significant insurer either fails or withdraws from writing insurance coverages that we offer our clients.  This failure could reduce our revenues and profitability, since we would no longer have access to certain lines and types of insurance.

Risk and Insurance Brokerage Services generated approximately 83% of our consolidated total revenues in first quarter 2010.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Risk and Insurance Brokerage Services commissions, fees and other revenue for first quarter 2010 and 2009, and the reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for first quarter 2010, were as follows (in millions):

					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
Three months ended March 31,	2010	2009	Change	Impact	& Other	Growth
Retail brokerage:
Americas	$487	$477	2%	3%	4%	(5)%
United Kingdom	121	116	4	6	—	(2)
Europe, Middle East & Africa	477	447	7	7	2	(2)
Asia Pacific	101	84	20	20	(1)	1
Total retail brokerage	1,186	1,124	6	6	3	(3)
Reinsurance brokerage	388	395	(2)	4	(2)	(4)
Total	$1,574	$1,519	4%	6%	1%	(3)%

In 2010, commissions, fees and other revenue increased $55 million or 4% from 2009 driven by the impact of favorable foreign exchange translation and an increase from acquisitions, primarily Allied North America, net of dispositions, partially offset by a decline in organic revenue of 3%.

The 5% decline in Americas organic revenue reflects an unfavorable timing impact for certain renewal business, along with soft pricing, lower exposure units, and lower construction demand in the U.S., partially offset by solid growth in Latin America.

United Kingdom commissions, fees and other revenue increased 4% driven by favorable foreign currency translation.  Organic revenue declined 2%, reflecting weak market conditions, partially offset by strong growth in our captives business.

Europe, Middle East & Africa commissions, fees and other revenue increased 7% driven primarily by favorable foreign exchange rates.  The 2% organic decline was principally due to weak economic conditions and lower exposure units in Continental Europe and Ireland, partially offset by modest growth in emerging markets.

Asia Pacific commissions, fees and other revenue increased 20%, due to the positive impact of foreign currency translation.  Organic revenue growth was 1%, reflecting strong growth in emerging markets partially offset by soft market conditions in Australia.

Reinsurance commissions, fees and other revenue decreased 2%, as organic revenue declined 4% due primarily to higher cedant retentions globally in treaty placements and lower facultative and capital market transactions, partially offset by new business growth in the Americas for treaty placements.

Operating Income

Operating income decreased $66 million or 20% from 2009 to $257 million in 2010.  In 2010, operating margins in this segment were 16.2%, down 470 basis points from 20.9% in 2009. Contributing to the decreased operating income and margins were a decline in organic revenue, a pension curtailment gain of $58 million in 2009, increased restructuring charges of $29 million, and lower fiduciary investment income of $11 million, which more than offset restructuring savings and $10 million of Benfield integration costs incurred last year.

Consulting

	Three Months Ended
	March 31,
(in millions)	2010	2009
Revenue	$322	$309
Operating income	49	70
Operating margin	15.2%	22.7%

Our Consulting segment generated 17% of our consolidated total revenues in first quarter 2010 and provides a broad range of human capital consulting services, as follows:

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

Beginning in late 2008 and continuing into the first quarter 2010, the prolonged economic downturn is adversely impacting our clients’ financial condition and the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and depressing the price of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Consulting commissions, fees and other revenue for first quarter 2010 were $322 million, an increase of $14 million from first quarter 2009. Organic revenue declined 1% in 2010. A reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for first quarter 2010 was as follows (in millions):

					Less:
				Less:	Acquisitions,	Organic
			Percent	Currency	Divestitures,	Revenue
Three months ended March 31,	2010	2009	Change	Impact	& Other	Growth
Consulting services	$275	$263	5%	6%	—%	(1)%
Outsourcing	47	45	4	7	1	(4)
Total	$322	$308	5%	6%	—%	(1)%

Consulting services increased $12 million or 5%, reflecting favorable foreign exchange, partially offset by lower organic revenue of 1%, primarily reflecting the impact of weak economic conditions in our health and benefits and retirement consulting businesses, partially offset by strong growth in global compensation consulting.

Outsourcing revenue increased $2 million, or 4%, driven by favorable foreign exchange, partially offset by a 4% decline in organic revenue due primarily to lower payroll counts impacting certain employee benefits and retirement outsourcing contracts.

Operating Income

Operating income was $49 million, a decrease of $21 million, or 30%, from 2009.  This decrease was driven by the $21 million prior year gain from the pension curtailment.  A 1% organic revenue decline and higher restructuring costs offset savings related to the 2007 restructuring plan and other cost saving initiatives. Operating margin for this segment for 2010 was 15.2%, a decrease of 750 basis points from 22.7% in 2009.

Unallocated Income and Expenses

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

	Three months ended
	March 31,
	2010	2009
Operating income:
Risk and Insurance Brokerage Services	$257	$323
Consulting	49	70
Unallocated expenses	(33)	(27)
Operating income	273	366
Interest income	1	7
Interest expense	(34)	(29)
Other income (expense)	7	(1)
Income from continuing operations before income taxes	$247	$343

Unallocated expenses include corporate governance costs not allocated to the operating segments.  These expenses increased by $6 million in 2010 from $27 million in 2009, driven by higher performance-based compensation costs.

Interest income was $1 million in 2010, a decrease of $6 million from 2009, driven primarily by lower cash balances and the consolidation of our PEPS I investment.

Interest expense, increased $5 million due primarily to higher interest rates as a result of our third quarter 2009 issuance of €500 million ($671 million at March 31, 2010 exchange rates) of long-term debt at an interest rate of 6.25%.

Other income (expense) was $7 million of income in 2010, primarily due to gains on sales of businesses in the Risk and Insurance Brokerage Services segment of $4 million.  In 2009, we recorded an expense of $1 million, primarily due to losses on sales of businesses.

CRITICAL ACCOUNTING POLICIES

There have been no changes in our critical accounting policies, which include restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2009 Annual Report on Form 10-K.

NEW ACCOUNTING PRONOUNCEMENTS

Note 2 “Accounting Principles and Practices” of the Notes to the Condensed Consolidated Financial Statements contains a discussion of recently issued accounting pronouncements and their impact or future potential impact on our financial results, if determinable.

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.”  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

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

•                  changes in the funding status of our various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

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

•                  the extent to which we manage certain risks created in connection with the various services, including fiduciary and advisory services, among others, that we currently provide, or will provide in the future, to clients;

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At March 31, 2010, we have hedged approximately 44% and 48% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  First quarter 2010 diluted earnings per share were positively impacted by approximately $0.04 related to translation gains.

We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

Our income is affected by changes in international and domestic short-term interest rates.  We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments.  This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe.  A decrease in global short-term interest rates adversely affects our income.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of March 31, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the first quarter 2010, the Company commenced a review and subsequent project to replace and upgrade certain core financial systems. These financial system enhancements and related processes are expected to result in modifications to our internal controls principally in Europe, Middle East and Africa and Latin America, supporting financial transaction processing and reporting. The implementation of these changes to software and systems is expected to be executed in phases throughout 2010 and 2011. Other than the changes above, no changes in Aon’s internal control over financial reporting (as defined in Rule 13a — 15(F) of the Exchange Act) occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

The risk factors set forth in Part I, Item 1A. Risk Factors to the 2009 Form 10-K of Aon Corporation (“Aon,” “we,” “us” or “our”) have been updated as set forth below to reflect certain risks associated with existing and potential lines of business. These updated risk factors set forth below supersede those contained in our 2009 Form 10-K and readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

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

In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs.  This trend includes a greater willingness on the part of corporations to “self-insure”, the use of so-called “captive” insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs.

Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

Since the Attorney General of New York (“NYAG”) brought charges against one of our competitors in 2004, there has been uncertainty concerning then longstanding methods of compensating insurance brokers. Soon after the NYAG brought those charges, Aon and certain other large insurance brokers announced that they would terminate contingent commission arrangements with underwriters and, during the period 2005 through 2008, Aon and three other large insurance brokers entered into agreements with a number of state attorneys general and insurance regulators in which they covenanted to refrain from taking contingent commissions. Most other insurance brokers, however, continued to enter into contingent commission arrangements, and regulators have not taken action consistently to end or prohibit such arrangements.  In July 2008, New York regulators held hearings on potential rules relating to insurance producer compensation and disclosures.  As a result of those hearings and public comments, New York regulators promulgated Regulation No. 194 in February 2010, which is expected to be effective January 1, 2011.  Regulation No. 194 does not prohibit producers from accepting contingent commissions as compensation from insurers, but does obligate all insurance producers to abide by certain minimally prescribed uniform standards of compensation disclosure.  Effective as of February 11, 2010, we entered into an amended and restated agreement (the “Amended Settlement Agreement”) with the Attorneys General of the States of New York, Illinois and Connecticut, the Director of the Division of Insurance, Illinois Department of Insurance, and the Superintendent of Insurance of the State of New York, which supersedes and replaces the earlier agreement with those regulators.  The Amended Settlement Agreement requires us, among other things, to provide, throughout the United States, compensation disclosure that complies, at a minimum, with the requirements of Regulation 194 or the provisions of the original settlement agreement with those regulators.  The Amended Settlement Agreement also requires compliance with any rules, regulations or guidance issued by the attorneys general or insurance departments of Illinois, Connecticut and any other states in which we conduct business. The Amended Settlement Agreement does not prohibit us from accepting contingent compensation.  Notwithstanding the Amended Settlement Agreement, we remain bound by: (1) the Settlement Agreement entered into in 2008 between Aon and the Florida Department of Financial Services, the Florida Department of Legal Affairs, Office of the Attorney General, and the Florida Office of Insurance Regulation; and (2) the Agreement entered in 2006 (which remains in effect as to the substantial majority of states originally party to the agreement) between certain insurance regulator members of the National Association of Insurance Commissioners of 29 states, the District of Columbia, and Guam and Aon, both of which prohibit us from accepting or requesting of any insurer contingent compensation and impose certain business reforms.

Our results may be adversely affected by the impact that disruptions in the credit and financial markets have on our customers and the insurance industry.

Beginning in late 2008 and continuing into the first quarter of 2010, we faced difficult conditions as a result of unprecedented disruptions in the global economy.  Continued volatility and deterioration in the credit markets may reduce our customers’ demand for our brokerage and reinsurance services and products, including increasing their levels of self-insurance.  Other clients may be significantly impacted by credit pressures or other financial difficulties which could result in their insolvency. These events could negatively impact our results of operations and financial condition.  In addition, the potential for a significant insurer to fail or withdraw from writing certain insurance coverages that we offer our clients could negatively impact overall capacity in the industry, which could then reduce placement of certain lines and types of insurance and reduce our revenues and profitability.  The potential for an insurer to fail could also result in errors and omissions claims against us by clients.

The current economic downturn has also created significant uncertainty in the industries in which our consulting operations participate.  A severe and/or prolonged economic downturn could hurt our clients’ financial condition and the levels of business activities in the industries and geographies where we operate.  These challenges may reduce demand for some of our services or depress pricing of those services and have an adverse effect on our business and results of operations.

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

We announced a global restructuring plan (the “Aon Benfield Plan”) in connection with our merger with Benfield in 2008.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations, the closing or consolidation of several offices, asset impairments and other expenses necessary to implement these initiatives. We estimate that the Aon Benfield Plan will result in cumulative costs totaling approximately $155 million, of which $55 million of these costs were recorded as part of the purchase price allocation and $100 million of which have been or will be charged to earnings.  We anticipate that our annualized savings from the Aon Benfield Plan will be approximately $122 million in 2011.  We cannot assure that we will achieve the targeted savings.

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

Operating funds available for corporate use and funds held on behalf of clients and insurers were $734 million and $3.6 billion, respectively, at March 31, 2010.  These funds are reported in Cash, Short-term investments, and Fiduciary assets.  We also carry an investment portfolio of other long-term investments. As of March 31, 2010, these long-term investments had a carrying value of $308 million.  Changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results.  For example, changes in domestic and international interest rates directly affect our income from cash balances and short-term investments. Similarly, general economic conditions, stock market conditions and other factors beyond our control affect the value of our long-term investments. We monitor our portfolio for other-than-temporary impairments in carrying value. For securities judged to have an other-than-temporary impairment, we write down the value of those securities and recognize a realized loss through the Condensed Consolidated Statement of Income.

Our pension obligations could adversely affect our stockholders’ equity, net income, cash flow and liquidity.

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

We currently plan on contributing approximately $356 million to our major pension plans in 2010, although we may elect to contribute more.  Total cash contributions to these pension plans in 2009 were $437 million, which was an increase of $260 million from 2008.

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

We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions (“E&O”) claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages.  We have historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters.  However, we have exhausted or materially depleted our coverage under some of the policies that protect us and, consequently, are self-insured or materially self-insured for some historical claims.  Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals and receivables are adjusted from time to time as developments warrant.  Amounts related to settlement provisions are recorded in Other general expenses in the Condensed Consolidated Statements of Income.

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

Also at the time of the NYAG investigation, putative classes filed actions against us in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action originally submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions originally submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million.  To protect against the uncertain outcome of litigation and to contain exposure to us, we settled the securities suit for $30 million in 2009 and have reached an agreement in principle to settle the ERISA suit for $1.8 million.  On November 24, 2009, the Court entered a final order approving the securities settlement and dismissing the securities suit.  The proposed ERISA settlement is subject to notice and court approval.

Following inquiries from regulators, we commenced an internal review of our compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”).  In January 2009, Aon Limited, our principal U.K. brokerage subsidiary, entered into a settlement agreement with the FSA to pay a £5.25 million fine arising from its failure to exercise reasonable care to establish and maintain effective systems and controls to counter the risks of bribery arising from the use of overseas firms and individuals who helped it win business. The SEC and the U.S. Department of Justice (“DOJ”) continue to investigate these matters.  We are fully cooperating with these investigations and have agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations.  Based on current information, we are unable to predict at this time when the SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

A putative class action, Buckner v. Resource Life, is pending in state court in Columbus, Georgia against a former subsidiary of ours, Resource Life Insurance Company.  The complaint alleges that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premiums to policyholders whose loans terminated before the end of their scheduled terms.  In connection with the sale of Resource Life in 2006, we agreed to indemnify Resource Life’s buyer in certain respects relating to this action.  We believe that Resource Life has meritorious defenses, and Resource Life is vigorously defending this action.  In October 2009, the court certified a nationwide class of policyholders whose loans terminated before the end of their scheduled terms and who Resource Life cannot prove received a refund of unearned premium. Resource Life has taken an appeal from that decision, which is set for argument on June 30, 2010.  Also in October 2009, we filed a lawsuit in Illinois state court seeking a declaratory judgment with respect to our and Resource Life’s rights and obligations under the indemnity agreement. The outcome of the actions, and the amount of any losses or other payments that may result, cannot be predicted at this time.

From time to time, our clients may bring claims and take legal action pertaining to the performance of fiduciary responsibilities. Whether client claims and legal action related to our performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are resolved in a manner unfavorable to us, they may adversely affect our financial results and materially impair our market perception and that of our products and services.

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

We have total letters of credit (“LOC”) outstanding for approximately $151 million at March 31, 2010.  These letters of credit are for the benefit of Virginia Surety Company (“VSC”) related to a non-performance risk of reinsurers of VSC’s worker’s compensation business in California, a LOC that secures deductible retentions for our own workers compensation program, and LOCs to cover the beneficiaries related to our Canadian pension plan scheme, secure one of our U.S. pension plans, and to cover contingent payments for taxes and other business obligations to third parties.

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

As of March 31, 2010, we had total consolidated debt outstanding of approximately $2.1 billion. The level of debt outstanding could adversely affect our financial flexibility. We also bear risk at the time debt matures.  If at the time of maturity we do not have sufficient operating cash or credit lines to repay the borrowing and are unable to borrow from a third party in an amount sufficient to repay the maturing debt, then an event of default would occur.

We have two primary committed credit facilities outstanding, one for our U.S. operations, the other for our European operations.  The U.S. facility totals $400 million and matures in December 2012.  It is intended as a back-up against commercial paper or to address capital needs in times of extreme liquidity pressure.  At March 31, 2010, we had no borrowings under this facility.  The Euro facility totals €650 million ($872 million at March 31, 2010 exchange rates) and matures in October 2010.  It is intended as a revolving working capital line for our European operations.  At March 31, 2010, we had borrowed $75 million under this facility.  Both facilities require certain representations and warranties to be made before drawing and both have the same financial covenants.  The representations and warrants are standard for agreements of this type and include such things as: compliance with laws and contracts, timely filing of taxes, and insurance licenses in good standing.  For both facilities, we are required to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of at least 4 to 1 and a ratio of consolidated debt to EBITDA of no greater than 3 to 1.  At March 31, 2010, we could make all representations and warranties and were within our financial covenants.

A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.

A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, and reduce our financial flexibility. Our senior debt ratings at March 31, 2010 were BBB+ (Standard & Poor’s and Fitch, Inc.) and Baa2 (Moody’s Investor Services).

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

Through our merger with Benfield, we acquired equity interests in Juniperus Insurance Opportunities Fund Limited (“Juniperus”) and Juniperus Capital Holdings Limited (“JCHL”).  Juniperus invests its equity in a limited liability company that is expected to invest in excess of 70% of its assets in collateralized reinsurance transactions through collateralized swaps with a reinsurance company, and the remaining assets in instruments such as catastrophe bonds, industry loss warrants and insurer or reinsurer sidecar debt and equity arrangements.  JCHL provides investment management and related services to Juniperus.  If a disaster such as wind, earthquakes or other named catastrophe occurs, we could lose some or all of our equity investment in Juniperus of approximately $70 million.

As part of the Benfield merger, we acquired Benfield’s equity stake in certain Florida-domiciled homeowner insurance companies.  We maintain ongoing agreements to provide modelling, actuarial, and consulting services to these insurance companies.  These firms’ financial results could be adversely affected if assumptions used in establishing their underwriting reserves differ from actual experience.  Reserve estimates represent informed judgments based on currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause estimates to vary.  Additionally, a natural disaster occurring in Florida could increase the incidence or severity of E&O claims relating to these existing service agreements.

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

One of our significant responsibilities is to maintain the security and privacy of our clients’ confidential and proprietary information and the personal data of their employees and retirement and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.

In connection with the implementation of our corporate strategy, we face certain risks associated with the acquisition or disposition of businesses, and the implementation of new lines of business.

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

From time to time, we may implement new lines of business or offer new products and services within existing lines of business.  We have a number of current initiatives involving new businesses, new products and new services.  There are substantial risks and uncertainties associated with these efforts, including the investment of significant time and resources, the possibility that these efforts will be unprofitable, and the risk of additional liabilities associated with these efforts.  Failure to successfully manage these risks in the development and implementation of new lines of business and new products and services could have a material adverse effect on our business, financial condition or results of operations.  External factors, such as compliance with regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business.  In addition, we can provide no assurance that the implementation of new lines of business will be successful.

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

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
1/1/10 — 1/31/10	—	$—	—	$2,264,754,079
2/1/10 — 2/28/10	1,230,000	40.63	1,230,000	$2,214,779,013
3/1/10 — 3/31/10	—	—	—	$2,214,779,013
Total	1,230,000	$40.63	1,230,000

(1)          Does not include commissions paid to repurchase shares.

(2)          In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through March 31, 2010, we repurchased 107.1 million shares of common stock at an average price (excluding commissions) of $40.95 per share for an aggregate purchase price of $4.4 billion since inception of this stock repurchase program, and the remaining authorized amount for stock repurchase under this program is $215 million, with no termination date.  In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

ITEM 6.	EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

May 4, 2010	By: /s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

AON CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit
10.1

Amended and Restated Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Illinois Department of Insurance, and Aon Corporation and its subsidiaries and affiliates effective as of February 11, 2010 — incorporated by reference to Exhibit 10.1 to Aon’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2010.

10.2#	Employment Agreement dated as of January 22, 2010 between Aon Corporation and Baljit Dail.

10.3#	Aon Corporation Leadership Performance Program for 2010-2012.

10.4#	Aon Corporation Executive Committee Incentive Plan (amended and restated effective January 1, 2010).

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges

12.2	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code

101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document

# Indicates a management contract or compensatory plan or arrangement.