Form 10-Q
period 2010-06-30
AON CORP
filed 2010-08-06
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2010:  269,705,249

Part I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	Jun. 30, 2010	Jun. 30, 2009	Jun. 30, 2010	Jun. 30, 2009

Revenue
Commissions, fees and other	$1,883	$1,863	$3,774	$3,684
Fiduciary investment income	15	19	28	44
Total revenue	1,898	1,882	3,802	3,728

Expenses
Compensation and benefits	1,169	1,134	2,332	2,148
Other general expenses	461	528	929	994
Total operating expenses	1,630	1,662	3,261	3,142
Operating income	268	220	541	586

Interest income	4	2	5	9
Interest expense	(33)	(26)	(67)	(55)
Other income	5	14	12	13
Income from continuing operations before income taxes	244	210	491	553
Income taxes	60	57	121	165
Income from continuing operations	184	153	370	388

Income (loss) from discontinued operations before income taxes	(41)	2	(39)	93
Income taxes	(15)	—	(13)	41
Income (loss) from discontinued operations	(26)	2	(26)	52

Net income	158	155	344	440
Less: Net income attributable to noncontrolling interests	5	6	13	11
Net income attributable to Aon stockholders	$153	$149	$331	$429

Net income (loss) attributable to Aon stockholders
Income from continuing operations	$179	$147	$357	$377
Income (loss) from discontinued operations	(26)	2	(26)	52
Net income	$153	$149	$331	$429

Basic net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.64	$0.52	$1.29	$1.32
Discontinued operations	(0.09)	—	(0.10)	0.19
Net income	$0.55	$0.52	$1.19	$1.51

Diluted net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.63	$0.50	$1.27	$1.29
Discontinued operations	(0.09)	0.01	(0.09)	0.18
Net income	$0.54	$0.51	$1.18	$1.47

Cash dividends per share paid on common stock	$0.15	$0.15	$0.30	$0.30

Weighted average common shares outstanding - basic	278.4	285.4	277.1	284.8

Weighted average common shares outstanding - diluted	282.6	292.7	281.7	292.2

See the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

(millions)	Jun. 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260	$217
Short-term investments	474	422
Receivables, net	1,994	2,052
Fiduciary assets	12,226	10,835
Other current assets	543	463
Total Current Assets	15,497	13,989
Goodwill	5,710	6,078
Intangible assets, net	753	791
Fixed assets, net	450	461
Investments	301	319
Other non-current assets	1,245	1,320
TOTAL ASSETS	$23,956	$22,958

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$12,226	$10,835
Short-term debt and current portion of long-term debt	370	10
Accounts payable and accrued liabilities	1,192	1,535
Other current liabilities	350	260
Total Current Liabilities	14,138	12,640
Long-term debt	1,601	1,998
Pension and other post employment liabilities	1,716	1,889
Other non-current liabilities	1,023	1,000
TOTAL LIABILITIES	18,478	17,527

EQUITY
Common stock-$1 par value Authorized: 750 shares (issued: 6/30/10 - 362.7; 12/31/09 - 362.7)	363	363
Additional paid-in capital	3,134	3,215
Retained earnings	7,605	7,335
Treasury stock at cost (shares: 6/30/10 - 93.0; 12/31/09 - 96.4)	(3,713)	(3,859)
Accumulated other comprehensive loss	(1,961)	(1,675)
TOTAL AON STOCKHOLDERS’ EQUITY	5,428	5,379
Noncontrolling interests	50	52
TOTAL EQUITY	5,478	5,431
TOTAL LIABILITIES AND EQUITY	$23,956	$22,958

See the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total

Balance at December 31, 2009	362.7	$3,578	$7,335	$(3,859)	$(1,675)	$52	$5,431
Adoption of new accounting guidance	—	—	44	—	(44)	—	—
Balance at January 1, 2010	362.7	3,578	7,379	(3,859)	(1,719)	52	5,431
Net income	—	—	331	—	—	13	344
Shares issued - employee benefit plans	—	30	—	—	—	—	30
Shares purchased	—	—	—	(100)	—	—	(100)
Shares reissued - employee benefit plans	—	(246)	(23)	246	—	—	(23)
Tax benefit - employee benefit plans	—	15	—	—	—	—	15
Stock compensation expense	—	123	—	—	—	—	123
Dividends to stockholders	—	—	(82)	—	—	—	(82)
Change in net derivative gains/losses	—	—	—	—	(26)	—	(26)
Net foreign currency translation adjustments	—	—	—	—	(271)	(2)	(273)
Net post-retirement benefit obligations	—	—	—	—	55	—	55
Purchase of subsidiary shares from noncontrolling interests	—	(3)	—	—	—	(3)	(6)
Capital contribution by noncontrolling interests	—	—	—	—	—	1	1
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(11)	(11)
Balance at June 30, 2010	362.7	$3,497	$7,605	$(3,713)	$(1,961)	$50	$5,478

See the accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	Jun. 30,	Jun. 30,
(millions)	2010	2009

Cash Flows from Operating Activities:
Net income	$344	$440
Adjustments to reconcile net income to cash provided by operating activities:
(Gains) losses from sale of businesses, net	33	(94)
Depreciation of fixed assets	62	73
Amortization of intangible assets	56	45
Stock compensation expense	123	95
Deferred income taxes	(16)	3
Change in assets and liabilities:
Change in funds held on behalf of clients	633	113
Receivables, net	2	138
Accounts payable and accrued liabilities	(343)	(305)
Restructuring reserves	(18)	(3)
Current income taxes	46	75
Pension and other post employment liabilities	(41)	(320)
Other assets and liabilities	(9)	(163)
Cash Provided by Operating Activities	872	97

Cash Flows from Investing Activities:
Sales of long-term investments	77	16
Purchase of long-term investments	(15)	(17)
Net (purchases) sales of short-term investments - non-fiduciary	(79)	116
Net purchases of short-term investments - funds held on behalf of clients	(633)	(113)
Acquisition of businesses, net of cash acquired	(65)	(40)
Proceeds from sale of businesses	10	138
Capital expenditures	(71)	(53)
Cash Provided by (Used for) Investing Activities	(776)	47

Cash Flows from Financing Activities:
Purchase of treasury stock	(100)	(125)
Issuance of stock for employee benefit plans	81	89
Repayments of debt	(2)	(31)
Cash dividends to stockholders	(82)	(83)
Cash Used for Financing Activities	(103)	(150)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	50	(39)
Net Increase (Decrease) in Cash and Cash Equivalents	43	(45)
Cash and Cash Equivalents at Beginning of Period	217	582
Cash and Cash Equivalents at End of Period	$260	$537

Supplemental disclosures:
Interest paid	$50	$56
Income taxes paid, net of refunds	63	112

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the three and six months ended June 30, 2010 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2010.

Use of Estimates

The preparation of the accompanying condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Management adjusts such estimates and assumptions when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

On January 1, 2010, the Company adopted guidance requiring additional disclosures regarding fair value measurements.  The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance also clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  See Note 15 for these disclosures.  The guidance also requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis.  Aon will make the required disclosures beginning in the first quarter of 2011 when this part of the guidance becomes effective.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance updating current principles related to revenue recognition when there are multiple-element arrangements.  This revised guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  The guidance also expands the disclosures required for multiple-element revenue arrangements.  These changes will be effective for Aon beginning in the first quarter of 2011, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or modified after the adoption date.  Early adoption is permitted. The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

3.  Cash and Cash Equivalents

Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less.  Cash and cash equivalents included restricted balances of $79 million and $85 million at June 30, 2010 and December 31, 2009, respectively.

4.  Other Income (Expense)

Other income (expense) consists of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Equity income of non-consolidated subsidiaries	$4	$1	$6	$2
Realized gain on sale of investments	—	—	1	—
Gains on disposal of businesses, net	2	7	6	6
Other	(1)	6	(1)	5
	$5	$14	$12	$13

5.  Acquisitions and Dispositions

Acquisitions

In the first six months of 2010, the Company completed the acquisition of the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services, LLC, which is included in the Consulting segment, as well as 13 other companies, which are included in the Risk and Insurance Brokerage Services segment.  In the first six months of 2009, the Company completed the acquisition of 5 companies, all of which were included in the Risk and Insurance Brokerage Services segment.  The following table includes the aggregate amount paid and the intangible assets recorded as a result of the acquisitions made during the first six months of 2010 and 2009.  Approximately $40 million of future payments relating primarily to earn-outs will be made for acquisitions completed during the first six months of 2010.  These amounts are recorded in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position. For certain of the acquisitions made in the first six months of 2010, the Company is in the process of obtaining third-party valuations for the intangible assets other than goodwill, and therefore, at June 30, 2010 the allocation of the purchase prices are still subject to refinement.

	Six months ended June 30,
(millions)	2010	2009
Cash paid	$64	$28

Intangible assets:
Goodwill	$41	$13
Other intangible assets	38	14
	$79	$27

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

In December 2008, Aon signed a definitive agreement to sell the U.S. Cananwill operations.  This disposition was completed in February 2009.  A pretax loss of $7 million was recorded, of which $2 million was recorded in first quarter 2009 and $5 million in 2008, and is included in Other income (expense) in the Condensed Consolidated Statements of Income.  Aon may receive up to $10 million from the buyer over the two years following the sale, based on the amount of insurance premiums and related obligations financed by the buyer over this period that are generated from certain of Cananwill’s producers.  As of June 30, 2010, Aon had received $5 million from the buyer, which is recorded in Other income (expense) in the Condensed Consolidated Statements of Income.

In connection with this sale, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at June 30, 2010, was $2 million, if losses exceed the historical credit loss reserve for the business.  Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender’s right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier.  The Company does not expect to incur any significant losses related to this guarantee.

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

Dispositions - Discontinued Operations

AIS Management Corporation

In 2008, Aon reached a definitive agreement to sell AIS Management Corporation (“AIS”), which was previously included in the Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for $120 million in cash at closing, plus a potential earn-out of up to $35 million payable over the two years following the completion of the agreement.  The disposition was completed in January 2009 and resulted in a pretax gain of $86 million in first quarter 2009.  As of June 30, 2010, Aon had not received any of the potential earn-out.

The operating results of all businesses classified as discontinued operations are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$—	$1	$—	$2

Income (loss) before income taxes:
Operations	$—	$7	$—	$5
Gain (loss) on sale:
AIS	—	—	—	86
Other	(41)	(5)	(39)	2
	(41)	2	(39)	93
Income taxes	(15)	—	(13)	41
Net income (loss)	$(26)	$2	$(26)	$52

Included in Other Gain (loss) on sale for the three and six months ended June 30, 2010 is a $38 million expense for the settlement of legacy litigation related to the Buckner vs. Resource Life matter. See Note 16 “Commitments and Contingencies” for further information.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2010 are as follows (in millions):

	Risk and
	Insurance
	Brokerage
	Services	Consulting	Total
Balance as of December 31, 2009	$5,693	$385	$6,078
Goodwill related to current year acquisitions	11	30	41
Goodwill related to prior year acquisitions	(14)	1	(13)
Foreign currency revaluation	(397)	1	(396)
Balance as of June 30, 2010	$5,293	$417	$5,710

Other intangible assets by asset class are as follows (in millions):

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets with indefinite lives:
Trademarks	$131	$—	$136	$—

Intangible assets with finite lives:
Trademarks	3	—	—	—
Customer related and contract based	772	267	757	234
Marketing, technology and other	363	249	376	244
	$1,269	$516	$1,269	$478

Amortization expense on intangible assets was $29 million and $56 million for the three and six months ended June 30, 2010, respectively.  Amortization expense on intangible assets was $22 million and $45 million for the three and six months ended June 30, 2009, respectively.  As of June 30, 2010, the estimated amortization for intangible assets is as follows (in millions):

Remainder of 2010	$55
2011	104
2012	93
2013	84
2014	73
Thereafter	213
$622

7.  Restructuring

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its acquisition of Benfield in 2008.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations, of which approximately 595 jobs have been eliminated as of June 30, 2010.  Additionally, duplicate space and assets will be abandoned.  The Company currently estimates the Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $70 million has been recorded in earnings to date, and an estimated additional $30 million will be recorded in future earnings.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  The Company recorded $6 million and $15 million of restructuring and related charges in the three and six months ended June 30, 2010, respectively.   The Company recorded $21 million and $30 million of restructuring and related charges in the three and six months ended June 30, 2009, respectively. Total payments of $90 million have been made under this Plan to date.

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

The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield plan (in millions):

	Actual					Estimated
	Purchase		Second			Total Cost for
	Price		Quarter	Six Months	Total to	Restructuring
	Allocation	2009	2010	2010	Date	Period (1)
Workforce reduction	$32	$38	$3	$8	$78	$96
Lease consolidation	22	14	2	5	41	49
Asset impairments	—	2	1	1	3	6
Other costs associated with restructuring (2)	1	1	—	1	3	4
Total restructuring and related expenses	$55	$55	$6	$15	$125	$155

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

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The 2007 Plan is substantially complete.  The Company expects to incur additional expenses of $4 million in 2010.  The 2007 Plan includes an estimated 4,600 job eliminations.  As of June 30, 2010, approximately 4,170 positions have been eliminated.  The Company has closed or consolidated several offices resulting in sublease losses or lease buy-outs.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  The Company recorded $25 million and $92 million of restructuring and related charges in the three and six months ended June 30, 2010, respectively. The Company recorded $74 million and $108 million of restructuring and related charges in the three and six months ended June 30, 2009, respectively.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the 2007 Plan (in millions):

	Actual						Estimated
				Second			Total Cost for
				Quarter	Six Months	Total to	Restructuring
	2007	2008	2009	2010	2010	Date	Period
Workforce reduction	$17	$166	$251	$16	$73	$507	$509
Lease consolidation	22	38	78	7	13	151	152
Asset impairments	4	18	15	1	2	39	39
Other costs associated with restructuring (1)	3	29	13	1	4	49	50
Total restructuring and related expenses	$46	$251	$357	$25	$92	$746	$750

(1) Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

The following summarizes the restructuring and related expenses by segment that have been incurred and are estimated to be incurred through the end of the restructuring initiative, related to the 2007 Plan (in millions):

	Actual						Estimated
				Second			Total Cost for
				Quarter	Six Months	Total to	Restructuring
	2007	2008	2009	2010	2010	Date	Period
Risk and Insurance Brokerage Services	$41	$234	$322	$23	$83	$680	$684
Consulting	5	17	35	2	9	66	66
Total restructuring and related expenses	$46	$251	$357	$25	$92	$746	$750

Restructuring Liabilities

As of June 30, 2010, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Benfield	2007	2005
	Plan	Plan	Plan	Total
Balance at January 1, 2009	$104	$101	$28	$233
Expensed in 2009	53	342	(1)	394
Cash payments in 2009	(67)	(248)	(12)	(327)
Purchase accounting adjustment	(49)	—	—	(49)
Foreign exchange translation	4	7	1	12
Balance at December 31, 2009	45	202	16	263
Expensed in 2010	14	90	—	104
Cash payments in 2010	(23)	(95)	(4)	(122)
Foreign exchange translation & other	(7)	(15)	1	(21)
Balance at June 30, 2010	$29	$182	$13	$224

Aon’s unpaid restructuring liabilities are included in Accounts payable and accrued liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

8.  Investments

The Company earns income on cash balances and investments, as well as on premium trust balances that Aon maintains for premiums collected from insureds but not yet remitted to insurance companies.  The premium trust balances are not owned by Aon, and cannot be used for general corporate purposes.  These balances, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  Premium trust balances are included in Fiduciary assets in the Condensed Consolidated Statements of Financial Position.  Fiduciary assets included cash and investments of $3.8 billion and fiduciary receivables of $8.4 billion at June 30, 2010. Fiduciary assets included cash and investments of $3.3 billion and fiduciary receivables of $7.5 billion at December 31, 2009.

The Company’s interest-bearing assets are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$260	$217
Short-term investments	474	422
Fiduciary assets	3,805	3,329
Investments	301	319
	$4,840	$4,287

The Company’s investments are as follows (in millions):

	June 30,	December 31,
	2010	2009
Equity method investments	$179	$113
Other investments at cost	108	103
Fixed-maturities at fair value	14	16
PEPS I preferred stock	—	87
	$301	$319

9.               Variable Interest Entities

Consolidated Variable Interest Entities

In 2001, Aon sold the vast majority of its limited partnership (“LP”) portfolio, valued at $450 million, to PEPS I, a QSPE.  In accordance with the recently issued VIE guidance, former QSPEs must now be assessed to determine if they are VIEs. Aon concluded that PEPS I is a VIE and that it holds a variable interest in PEPS I.  Aon also concluded that it is the primary beneficiary of PEPS I, as it has the power to direct the activities that most significantly impact economic performance and it has the obligation or right to absorb losses or receive benefits that could potentially be significant to PEPS I. As a result of adopting this new guidance, Aon consolidated PEPS I effective January 1, 2010.  The financial statement impact of consolidating PEPS I resulted in:

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

As part of the original transaction, Aon is required to purchase from PEPS I additional securities equal to the unfunded LP commitments, as they are requested.  These securities are rated below investment grade. Aon funded $1 million of commitments for both the second quarter and the first six months of 2010.  As of June 30, 2010, the unfunded commitments were $41 million.  The commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

Unconsolidated Variable Interest Entities

At June 30, 2010, Aon held a 36% interest in Juniperus Insurance Opportunity Fund Limited (Juniperus), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks.  Aon has concluded that Juniperus is a VIE.  However, Aon has concluded that it is not the primary beneficiary as it lacks the power to direct the activities of Juniperus that most significantly impact economic performance.  The investment in Juniperus is accounted for using the equity method of accounting.

Aon’s potential loss at June 30, 2010 is limited to its investment in Juniperus of $67 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.  Aon has not provided any financing to Juniperus other than previously contractually required amounts.

10.                 Debt

As a result of adopting the new guidance on VIEs and consolidating PEPS I effective January 1, 2010, Aon recorded $47 million of long-term debt in the Condensed Consolidated Statements of Financial Position as of June 30, 2010.

At June 30, 2010, Aon reclassified its 5.05% CAD 375 million ($362 million) debt securities to Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the due date of the securities, April 2011, is less than one year from the balance sheet date.

11.  Stockholders’ Equity

Common Stock

Under the share repurchase program begun in 2005, Aon’s Board of Directors has authorized the Company to repurchase up to $4.6 billion of its outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available cash.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  In second quarter 2010, Aon repurchased 1.2 million shares at a cost of $50 million, at an average price of $41.03 per share.  In the first six months of 2010, Aon repurchased 2.4 million shares at a cost of $100 million.  Since the inception of this share repurchase program, the Company has repurchased a total of 108.3 million shares for an aggregate cost of $4.4 billion.    As of June 30, 2010, the Company was authorized to purchase up to $165 million of additional shares under this stock repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

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

In the first six months of 2010, Aon reissued 5.7 million shares of treasury stock for employee benefit plans and 186,000 shares of treasury stock in connection with employee stock purchase plans.  No new shares were issued for employee benefit plans during the first six months of 2010.  In the first six months of 2009, Aon issued 966,000 new shares of common stock for employee benefit plans and reissued approximately 5.0 million shares of treasury stock for employee benefit plans and 157,000 shares in connection with employee stock purchase plans.

Participating Securities

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore should be included in computing basic and diluted earnings per share using the two class method.  Certain of Aon’s restricted stock awards allow the holder to receive a non-forfeitable dividend equivalent.  Income from continuing operations, Income (loss) from discontinued operations and Net income, attributable to participating securities, were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Income from continuing operations	$4	$4	$8	$9
Income (loss) from discontinued operations	(1)	—	(1)	2
Net income	$3	$4	$7	$11

Weighted average shares outstanding are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Shares for basic earnings per share (1)	278.4	285.4	277.1	284.8
Common stock equivalents	4.2	7.3	4.6	7.4
Shares for diluted earnings per share	282.6	292.7	281.7	292.2

(1) Includes 6.3 million and 7.1 million of participating securities for the three months ended June 30, 2010 and 2009, respectively, and 6.3 million and 7.2 million of participating securities for the six months ended June 30, 2010 and 2009, respectively.

Certain common stock equivalents, primarily related to options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 4 million and 5 million for the three months ended June 30, 2010 and 2009, respectively, and 5 million for both the six months ended June 30, 2010 and 2009.

Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$158	$155	$344	$440
Net derivative gains (losses)	(2)	27	(26)	18
Net unrealized investment losses	—	(1)	—	(9)
Net foreign currency translation adjustments	(132)	235	(273)	140
Net post-retirement benefit obligations	42	4	55	60
Comprehensive income	66	420	100	649
Less: Comprehensive income attributable to noncontrolling interests	3	8	11	12
Comprehensive income attributable to Aon stockholders	$63	$412	$89	$637

The components of Accumulated other comprehensive loss, net of related tax, are as follows (in millions):

	June 30,	January 1,	December 31,
	2010	2010 (1)	2009
Net derivative losses	$(26)	$—	$—
Net unrealized investment gains	—	—	44
Net foreign currency translation adjustments	30	301	301
Net post-retirement benefit obligations	(1,965)	(2,020)	(2,020)
Accumulated other comprehensive loss, net of tax	$(1,961)	$(1,719)	$(1,675)

(1) Reflects impact of adopting new accounting guidance which resulted in the consolidation of PEPS I effective January 1, 2010.

12.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended June 30,
	U.S.		International
	2010	2009	2010	2009
Service cost	$—	$—	$3	$4
Interest cost	30	31	60	58
Expected return on plan assets	(29)	(25)	(57)	(59)
Amortization of net loss	5	5	12	10
Net periodic benefit cost	$6	$11	$18	$13

	Six months ended June 30,
	U.S.		International
	2010	2009	2010	2009
Service cost	$—	$—	$6	$8
Interest cost	61	62	122	112
Expected return on plan assets	(59)	(51)	(117)	(111)
Amortization of prior-service cost	—	(1)	—	1
Amortization of net loss	11	17	26	19
Net periodic benefit cost	$13	$27	$37	$29

In addition to the net periodic benefit cost shown above, during the second quarter of 2010, the Company recorded a non-cash charge to pension expense of $49 million, ($29 million after tax), with a corresponding credit to accumulated other comprehensive income.  This charge is reported in Compensation and benefits in the Condensed Consolidated Statements of Income and represents the correction of an error in the calculation of pension expense for the Company’s U.S. pension plan for the period from 1999 to the end of the first quarter of 2010.  The error was the result of an overstatement of the market-related value (“MRV”) of plan assets beginning in 1999 in conjunction with the merger of two U.S. pension plans.  MRV is used to determine both the expected return on assets and the amortization of gains and losses which are included in the calculation of the Company’s net periodic pension expense.  As a result of the overstatement of MRV, aggregate pension expense was understated in the period from 1999 to first quarter 2010.  However, as MRV is only used to determine pension expense, the funded status of the U.S. plan and the reported liability position has not been impacted in the period from 1999 to 2010.  The Company evaluated the impact of this error in relation to its reported results and financial position for the individual years in the period from 1999 to 2009 and also in relation to the expected full year results for 2010.  The Company concluded, in accordance with the guidance related to accounting for error corrections, that the impact was not material and, therefore, no restatement of any of the prior periods presented was required.

In first quarter 2009, a curtailment gain of $83 million was recognized as a result of the Company ceasing crediting future benefits relating to salary and service for the U.S. defined benefit pension plan, which is reported in Compensation and benefits in the Condensed Consolidated Statements of Income.

Also in first quarter 2009, a curtailment gain of $10 million was recognized in discontinued operations resulting from the sale of the Company’s Combined Insurance Company of America (“CICA”) subsidiary.  The curtailment gain related to the Company’s U.S. Retiree Health and Welfare Plan, in which CICA employees were allowed to participate through the end of 2008, pursuant to the terms of the sale.

During the second quarter 2009, Aon recorded a $5 million curtailment charge attributable to a remeasurement resulting from the decision to cease service accruals in the Canadian plans, which is reported in Compensation and benefits in the Condensed Consolidated Statements of Income.

Based on current assumptions, in 2010, Aon plans to contribute $30 million and $248 million to its U.S. and material international defined benefit pension plans, respectively.  Projected contributions to the international plans have been lowered due to the completion of negotiations with certain U.K. pension plan trustees as well as the effects of foreign exchange rates.  As of June 30, 2010, contributions of $14 million and $126 million have been made to its U.S. and material international pension plans, respectively.

13.  Stock Compensation Plans

The following table summarizes stock compensation expense recognized in continuing operations in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Restricted stock units (“RSUs”)	$29	$30	$70	$64
Performance plans	22	11	41	16
Stock options	5	13	10	13
Employee stock purchase plans	1	1	2	2
Total stock compensation expense	$57	$55	$123	$95

During the first half of 2009, the Company converted its stock administration system to a new service provider.  In connection with this conversion, a reconciliation of the methodologies utilized was performed, which resulted in a $10 million reduction of expense for the six months ended June 30, 2009.

Stock Awards

During the first six months of 2010, the Company granted approximately 1.6 million shares in connection with the completion of the 2007 Leadership Performance Plan (“LPP”) cycle.  During the first six months of 2009, the Company granted approximately 2.0 million shares in connection with the completion of the 2006 LPP cycle.  In addition, the Company granted approximately 3.1 million restricted shares in connection with the Company’s incentive compensation plans in each of  the first six months of 2010 and 2009.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Six months ended June 30,
	2010		2009
		Fair		Fair
	Shares	Value (1)	Shares	Value (1)
Non-vested at beginning of period	12,850	$36	14,060	$35
Granted	4,643	39	5,126	38
Vested	(5,235)	36	(4,764)	37
Forfeited	(248)	36	(252)	37
Non-vested at end of period	12,010	37	14,170	35

(1)          Represents weighted average fair value per share of award at date of grant.

Information regarding Aon’s performance-based plans is as follows (shares in thousands, dollars in millions):

	As of June 30,
	2010	2009
Potential RSUs to be issued based on current performance levels	5,343	6,116
Unamortized expense, based on current performance levels	$139	$138

Stock Options

The weighted average assumptions used to determine fair values, the weighted average expected life and weighted average estimated fair value per share of employee stock options granted are summarized as follows:

	Three months ended June 30,
	2010	2009
			Special
	All Other	LPP	Stock Plan
	Options	Options	Options
Weighted average volatility	25.4%	35.7%	35.7%
Expected dividend yield	1.4%	1.5%	1.5%
Risk-free rate	3.0%	1.5%	1.8%

Weighted average expected life, in years	6.1	4.4	5.6
Weighted average estimated fair value per share	$10.99	$10.88	$12.27

	Six months ended June 30,
	2010	2009
			Special
	All Other		Stock Plan	All Other
	Options	LPP Options	Options	Options
Weighted average volatility	28.5%	35.5%	35.7%	35.5%
Expected dividend yield	1.6%	1.3%	1.5%	1.3%
Risk-free rate	3.0%	1.5%	1.8%	2.0%

Weighted average expected life, in years	6.1	4.4	5.6	6.5
Weighted average estimated fair value per share	$10.37	$12.19	$12.27	$14.60

Beginning in the first quarter 2010, the Company eliminated the grant of options under two of its key equity award programs, the LPP and the Special Stock Plan, in order to manage share usage and expense.  During the first six months of 2009, the Company granted 1.0 million stock options at $39 per share in connection with the 2009 LPP Plan and approximately 0.4 million stock options at $37 per share in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of period	15,937	$33	19,666	$31
Granted	143	38	1,384	38
Exercised	(1,948)	31	(2,508)	26
Forfeited and expired	(242)	32	(540)	41
Outstanding at end of period	13,890	33	18,002	32
Exercisable at end of period	9,273	32	9,597	31

The weighted average remaining contractual life of outstanding options was 3.9 years and 4.5 years at June 30, 2010 and 2009, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $37.12 as of June 30, 2010, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2010, the aggregate intrinsic value of options outstanding was $75 million, of which $54 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Aggregate intrinsic value of stock options exercised	$6	$7	$21	$38
Cash received from the exercise of stock options	28	15	60	67
Tax benefit realized from the exercise of stock options	3	2	4	13

Unamortized deferred compensation expense, which includes both options and awards, amounted to $316 million as of June 30, 2010, with a remaining weighted average amortization period of approximately 2.0 years.

14.  Derivatives and Hedging

Aon is exposed to market risk primarily from changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, Aon enters into various derivative transactions that reduce Aon’s market risks by creating offsetting market exposures.  Aon does not enter into derivative transactions for trading purposes.

Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices.  Positions are monitored using techniques such as sensitivity analyses.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions, and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties.  As of June 30, 2010, all derivative liability positions were entered into pursuant to terms of ISDA master agreements, and were free of credit risk contingent features.  In addition, Aon has received collateral of $169 million from counterparties and pledged collateral of $84 million to counterparties for derivatives subject to collateral support arrangements as of June 30, 2010, which are recorded in Other long-term liabilities in the Condensed Consolidated Statement of Financial Position.

Foreign Exchange Risk Management

Aon and its subsidiaries are exposed to foreign exchange risk when they receive revenues, pay expenses, or enter into intercompany loans denominated in a currency that differs from their functional currency.  Aon uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  Aon has hedged these exposures up to six years in the future.  Aon has designated foreign exchange derivatives with a notional amount of $2.2 billion at June 30, 2010 as cash flow hedges of these exposures.  As of June 30, 2010, a $48 million pretax loss has been deferred to Other comprehensive income (“OCI’) related to these hedges, of which $28 million is expected to be reclassified to earnings in the next twelve months.  These hedges had no material ineffectiveness in either the first six months of 2010 or 2009.  As of June 30, 2010, Aon also has $161 million notional amount of foreign exchange derivatives not designated or qualifying as cash flow hedges offsetting its exposures to foreign exchange risks.

Aon also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to four years in the future.  As of June 30, 2010, the notional amount outstanding was $1.5 billion and a $205 million gain has been deferred to OCI related to this hedge.  This hedge had no ineffectiveness in either the first six months of 2010 or 2009.

Aon also uses foreign exchange derivatives, typically forward contracts and options, with a notional amount of $63 million at June 30, 2010, to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon’s foreign operations and to manage the currency exposure of Aon’s global liquidity profile for one year in the future.  These derivatives are not eligible for hedge accounting treatment.

Interest Rate Risk Management

Aon holds variable rate short-term brokerage and other operating deposits. Aon uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to three years in the future.  Aon has designated interest rate derivatives with a notional amount of $1.1 billion at June 30, 2010 as cash flow hedges of this exposure.  As of June 30, 2010, a $5 million pretax gain has been deferred to OCI related to this hedge, all of which is expected to be reclassified to earnings during the next twelve months.  This hedge had no material ineffectiveness in either the first six months of 2010 or 2009.

In 2009, a subsidiary of Aon issued €500 million ($618 million at June 30, 2010 exchange rates) of fixed rate debt due on July 1, 2014.  Aon is exposed to changes in the fair value of the debt due to interest rate fluctuations.  Aon uses receive-fixed-pay-floating interest rate swaps to reduce its exposure to the effects of interest rate fluctuations on the fair value of the debt.  Aon has designated interest rate swaps with a notional amount of €250 million ($309 million at June 30, 2010 exchange rates) at June 30, 2010 as a fair value hedge of this exposure.  This hedge did not have any ineffectiveness in either the first six months of 2010 or 2009.

As of June 30, 2010, the fair values of derivative instruments are as follows (in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives accounted for as hedges:
Interest rate contracts	Other assets	$26	Other liabilities	$—
Foreign exchange contracts	Other assets	354	Other liabilities	244
Total		380		244

Derivatives not accounted for as hedges:
Foreign exchange contracts	Other assets	3	Other liabilities	2
Total		$383		$246

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 are as follows (in millions):

	Amount of Gain		Amount of Gain (Loss)
	(Loss) Recognized in	Location of Gain (Loss)	Reclassified from OCI
	OCI on Derivative	Reclassified from OCI into	into Income (Effective
Three months ended June 30, 2010	(Effective Portion)	Income (Effective Portion)	Portion)

Cash flow hedges:
Interest rate contracts	$—	Investment income	$5
Foreign exchange contracts	(65)	Other general expenses and Interest expense	(67)
Total	$(65)		$(62)

Foreign net investment hedges:
Foreign exchange contracts	$132	N/A	$—

Location of Gain
	Amount of Gain			(Loss) Recognized in
	(Loss) Recognized in		Amount of Gain (Loss)	Income on Derivative
	Income on	Hedged item in Fair Value	Recognized in Income	and Related Hedged
Three months ended June 30, 2010	Derivative	Hedge Relationships	on Related Hedged Item	Item
Fair value hedges:
Foreign exchange contracts	$5	Fixed rate debt	$(5)	Interest expense

	Amount of Gain		Amount of Gain (Loss)
	(Loss) Recognized in	Location of Gain (Loss)	Reclassified from OCI
	OCI on Derivative	Reclassified from OCI into	into Income (Effective
Six months ended June 30, 2010	(Effective Portion)	Income (Effective Portion)	Portion)

Cash flow hedges:
Interest rate contracts	$2	Investment income	$11
Foreign exchange contracts	(140)	Other general expenses and Interest expense	(106)
Total	$(138)		$(95)

Foreign net investment hedges:
Foreign exchange contracts	$205	N/A	$—

Location of Gain
	Amount of Gain			(Loss) Recognized in
	(Loss) Recognized in		Amount of Gain (Loss)	Income on Derivative
	Income on	Hedged item in Fair Value	Recognized in Income	and Related Hedged
Six months ended June 30, 2010	Derivative	Hedge Relationships	on Related Hedged Item	Item
Fair value hedges:
Foreign exchange contracts	$12	Fixed rate debt	$(11)	Interest expense

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 are as follows (in millions):

	Amount of Gain		Amount of Gain (Loss)
	(Loss) Recognized in	Location of Gain (Loss)	Reclassified from OCI
	OCI on Derivative	Reclassified from OCI into	into Income (Effective
Three months ended June 30, 2009	(Effective Portion)	Income (Effective Portion)	Portion)

Cash flow hedges:
Interest rate contracts	$5	Investment income	$9
Foreign exchange contracts	11	Other general expenses and Interest expense	(35)
Total	$16		$(26)

Foreign net investment hedges:
Foreign exchange contracts	$(30)	N/A	$—

	Amount of Gain		Amount of Gain (Loss)
	(Loss) Recognized in	Location of Gain (Loss)	Reclassified from OCI
	OCI on Derivative	Reclassified from OCI into	into Income (Effective
Six months ended June 30, 2009	(Effective Portion)	Income (Effective Portion)	Portion)

Cash flow hedges:
Interest rate contracts	$8	Investment income	$19
Foreign exchange contracts	(2)	Other general expenses and Interest expense	(42)
Total	$6		$(23)

Foreign net investment hedges:
Foreign exchange contracts	$(34)	N/A	$—

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for both the three months and six months ended June 30, 2010 and 2009 was negligible.

Aon recorded a gain of $4 million and a loss of $5 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges for the three months ended June 30, 2010 and 2009, respectively.  Aon recorded a gain of $3 million and $6 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges for the six months ended June 30, 2010 and 2009, respectively.

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

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	June 30, 2010	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,045	$2,018	$27	$—
Fixed maturity securities
Corporate bonds	21	—	—	21
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	26	—	26	—
Foreign exchange contracts	270	—	270	—

Liabilities:
Derivatives
Foreign exchange contracts	159	—	159	—
Guarantees	4	—	—	4

(1) Includes $2,018 million of money market funds and $27 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 for additional information regarding the Company’s investments.

The following table presents the changes in the Level 3 fair-value category for the three months ended June 30, 2010 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other
	Investments	Guarantees
Balance at March 31, 2010	$11	$(4)
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and sales	10	—
Transfers	—	—
Balance at June 30, 2010	$21	$(4)

The following table presents the changes in the Level 3 fair-value category for the six months ended June 30, 2010 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other
	Investments	Guarantees
Balance at December 31, 2009	$100	$(4)
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	(1)	—
Purchases and sales	9	—
Transfers (1)	(87)	—
Balance at June 30, 2010	$21	$(4)

(1) Transfers represent the removal of the investment in PEPS I preferred stock as a result of consolidating PEPS I on January 1, 2010.  See Note 9 for further information.

There are no realized or unrealized gains or losses related to assets and liabilities measured at fair value using level three inputs included in income for either the three or six months ended June 30, 2010.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$1,601	$1,707	$1,998	$2,086

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

Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action originally submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions originally submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million.  To protect against the uncertain outcome of litigation and to contain exposure to the Company, Aon settled the securities suit for $30 million in 2009 and has reached an agreement to settle the ERISA suit for $1.8 million.  On November 24, 2009, the Court entered a final order approving the securities settlement and dismissing the securities suit.  On April 15, 2010, the Court granted preliminary approval of the ERISA settlement pending notice to the class, and set a hearing for final approval to occur in September, 2010.

Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”).  In January 2009, Aon Limited, Aon’s principal U.K. brokerage subsidiary, entered into a settlement agreement with the Financial Services Authority (“FSA”) to pay a £5.25 million fine arising from its failure to exercise reasonable care to establish and maintain effective systems and controls to counter the risks of bribery arising from the use of overseas firms and individuals who helped it win business.  The U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”) continue to investigate these matters.  Aon is fully cooperating with these investigations and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations.   Based on current information, the Company is unable to predict at this time when the SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

A putative class action, Buckner v Resource Life, was filed in state court in Columbus, Georgia, against a former subsidiary of Aon, Resource Life Insurance Company.  The complaint alleged that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premiums to policyholders whose loans terminated before the end of their scheduled terms.  In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life’s buyer in certain respects relating to this action.  In October 2009, the court certified a nationwide class of policyholders whose loans terminated before the end of their scheduled terms and who Resource Life cannot prove received a refund of unearned premium.  Resource Life took an appeal from that decision.  Also in October 2009, Aon filed a lawsuit in Illinois state court seeking a declaratory judgment with respect to the rights and obligations of Aon and Resource Life under the indemnity agreement.  In July 2010, Aon entered into settlements of both cases, subject to providing notice to the Buckner class and obtaining court approval of the Buckner settlement.  Aon agreed to pay $47,750,000 on Resource Life’s behalf in complete settlement with the plaintiff class in Buckner, of which a pretax expense of $37,750,000 was reflected in Income (loss) from discontinued operations before income taxes in both the second quarter and the first six months 2010 Condensed Consolidated Statements of Income.  A portion of this payment may be returned to Aon if checks are undeliverable or some class members do not cash their settlement payments.  Subject to certain limitations, the return payment, if any, would be divided 50% to Aon and 50% to a fund to be used for charitable purposes.  Additionally, the settlement agreement with Resource Life provides potential future benefits from Resource Life.  At this time, the amount of future payments to Aon, if any, cannot be determined and Aon will record any such amounts when they are received.

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

Aon has total letters of credit (“LOCs”) outstanding for $60 million at June 30, 2010.  These LOCs secure deductible retentions for the Company’s workers compensation program, cover the beneficiaries related to its Canadian pension plan scheme, secure one of its U.S. pension plans, and to cover contingent payments for taxes and other business obligations to third parties.  Aon has also issued various other guarantees for miscellaneous purposes at its international subsidiaries.  Amounts are accrued in the consolidated financial statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts.  The estimated exposure with respect to such contractual contingent guarantees was approximately $8 million at June 30, 2010.

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

The Risk and Insurance Brokerage Services business acts as an advisor and insurance broker, helping clients manage their risks, as well as negotiating and placing insurance risk with insurance carriers through the Company’s global distribution network.

The Consulting business provides advice and services to clients related to health and benefits, retirement, compensation, strategic human capital, and human resource outsourcing.

Aon’s total revenue is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk and Insurance Brokerage Services	$1,587	$1,577	$3,174	$3,120
Consulting	317	300	639	609
Intersegment elimination	(6)	(6)	(11)	(12)
Total operating segments	1,898	1,871	3,802	3,717
Unallocated	—	11	—	11
Total revenue	$1,898	$1,882	$3,802	$3,728

Commissions, fees and other revenue by product are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Retail brokerage	$1,214	$1,186	$2,400	$2,310
Reinsurance brokerage	359	372	747	767
Total Risk and Insurance Brokerage Services Segment	1,573	1,558	3,147	3,077
Consulting services	265	251	540	514
Outsourcing	51	49	98	94
Total Consulting Segment	316	300	638	608
Intersegment elimination	(6)	(6)	(11)	(12)
Unallocated	—	11	—	11
Total commissions, fees and other revenue	$1,883	$1,863	$3,774	$3,684

Fiduciary investment income by segment is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk and Insurance Brokerage Services	$14	$19	$27	$43
Consulting	1	—	1	1
Total fiduciary investment income	$15	$19	$28	$44

A reconciliation of segment operating income to total income from continuing operations before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Risk and Insurance Brokerage Services	$305	$201	$562	$524
Consulting	45	41	94	111
Unallocated revenue	—	11	—	11
Unallocated expenses	(82)	(33)	(115)	(60)
Total operating income	268	220	541	586
Interest income	4	2	5	9
Interest expense	(33)	(26)	(67)	(55)
Other income	5	14	12	13
Income from continuing operations before income taxes	$244	$210	$491	$553

Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues are eliminated in computing consolidated revenues.  Consolidated revenue by geographic area is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
United States	$741	$705	$1,384	$1,355
Americas other than U.S.	249	245	447	417
United Kingdom	311	329	585	621
Europe, Middle East and Africa	412	438	1,062	1,051
Asia Pacific	185	165	324	284
Total	$1,898	$1,882	$3,802	$3,728

18.  Subsequent Event

On July 11, 2010, Aon entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hewitt Associates, Inc., a Delaware corporation (“Hewitt”), Alps Merger Corp., a Delaware corporation and wholly owned subsidiary of Aon (“Merger Sub”), and Alps Merger LLC, a Delaware limited liability company and wholly owned subsidiary of Aon (“Merger LLC”).  The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into Hewitt, with Hewitt surviving as a wholly owned subsidiary of Aon (the “Merger”), and (ii) following the completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC (the “Subsequent Merger”), with Merger LLC surviving the Subsequent Merger and continuing as a wholly owned subsidiary of Aon.

Subject to the terms and conditions of the Merger Agreement, which has been approved and adopted by the boards of directors of each of Aon and Hewitt, at the effective time of the Merger (the “Effective Time”), each share of Class A common stock, par value $0.01 per share, of Hewitt (“Hewitt Common Stock”) outstanding immediately prior to the Effective Time will convert into, at the election of each of the holders of Hewitt

Common Stock, (i) 0.6362 of a share of common stock, par value $1.00 per share, of Aon (“Aon Common Stock”), and $25.61 in cash (the “Mixed Consideration”), (ii) an amount of cash (the “Cash Consideration”) equal to the sum of (a) $25.61 and (b) the product obtained by multiplying 0.6362 by the Closing Volume-Weighted Average Price (as defined in the Merger Agreement), or (iii) a number of shares of Aon Common Stock (the “Stock Consideration”) equal to the sum of (a) 0.6362 and (b) the quotient obtained by dividing $25.61 by the closing volume-weighted average price of Aon Common Stock for the period of ten consecutive trading days ending on the second full trading day prior to the Effective Time (the “Exchange Ratio”).  Holders of Hewitt Common Stock who do not make an election will receive the Mixed Consideration.  The consideration to be paid to holders of Hewitt Common Stock electing to receive the Cash Consideration or the Stock Consideration in connection with the Merger is subject, pursuant to the terms of the Merger Agreement, to automatic adjustment, as applicable, to ensure that the amount of cash paid and the number of shares of Aon Common Stock issued by Aon in the Merger each represents approximately 50% of the aggregate merger consideration (taking into account the roll-over of Hewitt options, as described below).  No fractional shares of Aon Common Stock will be issued in the Merger, and holders of Hewitt Common Stock will receive cash in lieu of any fractional shares of Aon Common Stock.

In connection with the Merger, each outstanding unvested Hewitt stock option will fully vest, and, pursuant to the Merger Agreement, at the Effective Time, each outstanding Hewitt stock option will be converted into an option to purchase Aon Common Stock, with the same terms and conditions (but taking into account any changes, including any acceleration or vesting of such option, by reason of the Merger), with adjustments to reflect the Exchange Ratio.  Shares of Hewitt restricted stock will vest and be converted into the Mixed Consideration, and restricted stock units of Hewitt and performance share units of Hewitt will be settled in Hewitt common stock and then converted into the Mixed Consideration.

The closing of the Merger is subject to various conditions, including Aon and Hewitt stockholder approval, governmental and regulatory approvals and other usual and customary closing conditions.  The parties expect the Merger to close in mid-November 2010.

Concurrently, and in connection with entering into the Merger Agreement, Aon entered into a commitment letter (the “Debt Commitment Letter”) with Credit Suisse and Morgan Stanley Senior Funding, Inc. under which they committed to provide an unsecured term loan financing of up to $1.0 billion (the “Term Loan Facility”) and an unsecured bridge financing of up to $1.5 billion (the “Bridge Facility” and, together with the Term Loan Facility, the “Facilities”).  Aon has the option to issue up to $1.5 billion in senior notes in lieu of all or a portion of the drawing under the Bridge Facility or to refinance all or a portion of the Bridge Facility at a later date. The proceeds from these borrowings or issuances will be used by Aon to pay a portion of the cash consideration to be paid in the Merger, to refinance existing indebtedness of Hewitt and its subsidiaries and to pay related fees and expenses.  The Term Loan Facility will mature three years following the Effective Time, and the Bridge Facility will mature 364 days following the Effective Time.  The Debt Commitment Letter provides, among other things, that the closings of the Term Loan Facility and the Bridge Facility are subject to certain conditions.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY OF SECOND QUARTER AND FIRST SIX MONTHS 2010 FINANCIAL RESULTS

The challenging global recession continues to provide significant headwinds for our business.  We continue to operate in a soft insurance pricing market, as property and casualty rates continue to decline.  In addition to pricing declines, volume continues to be negatively impacted by the current economic environment, which places pressure on our business in three primary ways:

•                 declining insurable risks due to decreasing asset values, including property values, payroll, number of active employees, and corporate revenues,

•                 client cost-driven behavior, where clients are actively looking to reduce spending in order to meet budget reductions, and increase risk retention, as a result of prioritizing their total spending, and

•                 sector specific weakness, including financial services, construction, private equity, and mergers and acquisitions, all of which have been particularly impacted by the current recession.

We have made commitments to shareholders to focus on three key metrics — grow organically, expand operating margins, and increase earnings per share.  Organic revenue, adjusted operating margin and adjusted diluted earnings per share from continuing operations are non-GAAP measures and are defined below under the caption “Review of Consolidated Results — General”.

The following is our measure of performance against these three metrics for the second quarter and first six months of 2010:

•                 Organic revenue declined 1% for the quarter and 2% for the first six months, as the current economic conditions continued to provide challenges, despite strong retention rates and new business growth in a number of geographies and product lines throughout the world.

•                 For the quarter, we achieved an adjusted operating margin of 18.3% for Aon overall, 21.0% for the Risk and Insurance Brokerage Services segment, and 14.8% for the Consulting segment.  For the first six months, our adjusted operating margin was 18.3% for Aon overall, 20.8% for the Risk and Insurance Brokerage Services segment, and 16.1% for the Consulting segment.  For both periods, effective expense management offset an organic decline in revenue in our Risk and Insurance Brokerage Services segment and lower fiduciary investment income.

•                 Achieved adjusted dilutive earnings per share from continuing operations of $0.81 for the quarter and $1.65 for the first six months.  Despite a difficult business environment, we achieved strong operational performance and effective capital management.

Additionally, the following is a summary of our second quarter and first six months 2010 financial results:

•                 For the quarter, revenue increased $16 million, or 1%, to $1.9 billion, as the positive effect of acquisitions, mainly Allied North America, and foreign currency translation was partially offset by an organic decline in revenue in our Risk and Insurance Brokerage Services segment.  Year-to-date, revenue increased $74 million, or 2%, to $3.8 billion, as the positive effect of foreign currency translation and recent acquisitions was partially offset by a decline in organic revenue in our Risk and Insurance Brokerage Services segment and a $16 million decrease in fiduciary investment income due to the decline in global interest rates.

•                 Operating expenses for the quarter were $1.6 billion, 2%, or $32 million lower than last year, as $64 million in lower restructuring costs, benefits related to the 2007 and Aon Benfield restructuring programs, lower E&O costs, and other operational expense savings more than offset a $49 million increase in pension expense due to the correction of an error in the calculation of pension expense for the Company’s U.S. pension plan for the period from 1999 to 2010 and unfavorable foreign currency translation.  Operating expenses for the first six months of 2010 were $3.3 billion, a 4%, or $119 increase over 2009.  The increase was driven principally by unfavorable foreign exchange translation, a pension curtailment gain recognized in 2009 of $83 million associated with the decision to cease crediting future benefits relating to salary and service in our U.S. defined benefit pension plan, and a $49 million non-cash U.S. defined benefit pension plan expense resulting from an adjustment to the market-related value of plan assets, which more than offset $31 million in lower restructuring charges, $12 million associated with 2009 Benfield integration costs, as well as restructuring and other operational expense savings.

•                 Our consolidated operating margin from continuing operations improved from 11.7% in second quarter 2009 to 14.1% in second quarter 2010.  The increase was primarily driven by a decline in restructuring costs and an increase in restructuring savings, partially offset by higher pension costs due to the adjustment noted above.  Our six months 2010 consolidated operating margin was 14.2%, a 150 basis point decline from 15.7% in 2009.  The decrease was principally driven by the pension curtailment gain recognized last year and the 2010 pension adjustment noted above.

•                 Net income from continuing operations attributable to Aon stockholders increased 22%, or $32 million, from second quarter 2009 to $179 million.  For the first six months of 2010, net income from continuing operations attributable to Aon stockholders was $357 million, a decrease of $20 million, or 5%, from the comparable period in 2009.

•                 Diluted earnings per share from continuing operations attributable to Aon’s stockholders increased 26% to $0.63 per share in second quarter 2010, from $0.50 per share in second quarter 2009.  For the first six months of 2010, diluted earnings per share from continuing operations attributable to Aon stockholders was $1.27 per share, a decrease of $0.02 per share, or 2%, from the comparable period in 2009.

On July 11, 2010, we entered into an agreement to merge with Hewitt, one of the world’s leading human resource consulting and outsourcing companies.  Under the terms of the definitive agreement, Hewitt stockholders will be entitled to receive for each share of Hewitt common stock, $25.61 in cash and 0.6362 of a share of Aon common stock.  Based on the closing price of Aon common stock on July 9, 2010, the aggregate consideration paid on a fully diluted basis is valued at $50.00 per share, or approximately $4.9 billion in total.  The definitive agreement also contains an election procedure allowing each Hewitt stockholder to seek all cash or all stock subject to proration and adjustment.  Financing commitments from Credit Suisse AG and Morgan Stanley Senior Funding, Inc. for 100% of the cash consideration are in place and consist of a $1 billion term loan with a three year term and a $1.5 billion bridge loan facility.  We expect to issue unsecured notes prior to drawing on the bridge loan facility.

The transaction is expected to close in mid-November 2010, subject to customary closing conditions, including regulatory approvals and approval of Aon and Hewitt stockholders.  Following the close of the transaction, we intend to integrate the Hewitt business with our existing consulting operations and operate the division globally under the newly created Aon Hewitt brand.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue, adjusted operating margin, adjusted diluted earnings per share, and the impact of foreign exchange rate fluctuations on operating results.  Information related to organic revenue, adjusted operating margin and adjusted diluted earnings per share represents measures not in accordance with U.S. generally accepted accounting principles (“GAAP”), and should be viewed in addition to, not instead of, our Condensed Consolidated Statements of Income.

Organic Revenue

We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations.  Organic revenue excludes from reported revenues the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, reimbursable expenses, and unusual items.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  The change in organic revenue, a non-GAAP measure, is reconciled to the reported Commissions, fees and other revenue percent changes in the “Review by Segment” caption, below.

Adjusted Operating Margins

We use adjusted operating margin as a measure of core operating performance of our Risk and Insurance Brokerage Services and Consulting businesses.  Adjusted operating margin excludes the impact of noteworthy items, including restructuring charges and the pension adjustment.  Reconciliations of these non-GAAP items to the reported operating margins for the three and six months ended June 30, 2010 are as follows (in millions):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Total Aon (1)	Risk and Insurance Brokerage Services	Consulting	Total Aon (1)	Risk and Insurance Brokerage Services	Consulting
Revenue - U.S. GAAP	$1,898	$1,587	$317	$3,802	$3,174	$639

Operating income - U.S. GAAP	$268	$305	$45	$541	$562	$94
Restructuring charges	31	29	2	107	98	9
Pension adjustment	49	—	—	49	—	—
Operating income - as adjusted	$348	$334	$47	$697	$660	$103

Operating margins - U.S. GAAP	14.1%	19.2%	14.2%	14.2%	17.7%	14.7%
Operating margins - as adjusted	18.3%	21.0%	14.8%	18.3%	20.8%	16.1%

(1) Includes elimination of intersegment revenue and expenses.

Adjusted Diluted Earnings per Share

We also use adjusted diluted earnings per share as a measure of Aon’s core operating performance.  Adjusted diluted earnings per share excludes the impact of restructuring charges and the pension adjustment, along with related income taxes.  Reconciliations of this non-GAAP measure to the reported diluted earnings per share for the three and six months ended June 30, 2010 are as follows (in millions except per share data):

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	U.S. GAAP	Adjustments	As Adjusted	U.S. GAAP	Adjustments	As Adjusted
Income from continuing operations before income taxes	$244	$80	$324	$491	$156	$647
Income taxes	60	29	89	121	48	169
Income from continuing operations	184	51	235	370	108	478
Less: Net income attributable to the noncontrolling interests	5	—	5	13	—	13
Income from continuing operations attributable to Aon stockholders	$179	$51	$230	$357	$108	$465
Diluted earnings per share from continuing operations	$0.63	$0.18	$0.81	$1.27	$0.38	$1.65
Weighted average common shares outstanding - diluted	282.6	282.6	282.6	281.7	281.7	281.7

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

Summary of Results

The condensed consolidated results of operations follow (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Commissions, fees and other	$1,883	$1,863	$3,774	$3,684
Fiduciary investment income	15	19	28	44
Total revenue	1,898	1,882	3,802	3,728

Expenses:
Compensation and benefits	1,169	1,134	2,332	2,148
Other general expenses	461	528	929	994
Total operating expenses	1,630	1,662	3,261	3,142
Operating income	268	220	541	586
Interest income	4	2	5	9
Interest expense	(33)	(26)	(67)	(55)
Other income	5	14	12	13
Income from continuing operations before income taxes	244	210	491	553
Income taxes	60	57	121	165
Income from continuing operations	184	153	370	388
Income (loss) from discontinued operations	(26)	2	(26)	52
Net income	158	155	344	440
Less: Net income attributable to noncontrolling interests	5	6	13	11
Net income attributable to Aon stockholders	$153	$149	$331	$429

Revenue

Total revenue increased $16 million, or 1%, in second quarter 2010 compared to 2009, and increased $74 million, or 2%, on a year-to-date basis.  The quarterly increase reflects a $10 million, or 1%, increase in the Risk and Insurance Brokerage Services segment and a $17 million, or 6%, increase in the Consulting segment, partially offset by an $11 million decline in unallocated revenue.  The 1% increase in the Risk and Insurance Brokerage Services segment was primarily driven by a 1% favorable impact from foreign currency translation and a 1% increase from acquisitions, primarily Allied North America, partially offset by a 1% organic decline in revenue, reflecting the weak economic conditions globally, and a $5 million decline in fiduciary investment income due to the decline in global interest rates.  The 6% increase in the Consulting segment was driven by 2% organic revenue growth reflecting strong growth in international health and benefits and compensation consulting, a 2% increase from acquisitions, and a 1% positive impact of foreign currency translation.  In 2009, $11 million in unallocated revenue was received relating to our ownership in certain insurance investment funds acquired with Benfield.  In 2010, this investment is no longer consolidated in our financial statements.

The six month increase of $74 million reflects a $54 million, or 2%, increase in the Risk and Insurance Brokerage Services segment and a $30 million, or 5%, increase in the Consulting segment, partially offset by an $11 million decline in unallocated revenue.  The 2% increase in the Risk and Insurance Brokerage Services segment was primarily driven by a 3% favorable impact from foreign currency translation and a 1% increase from acquisitions, primarily Allied North America, partially offset by a 2% organic decline in revenue, reflecting the weak economic conditions globally, and a $16 million decline in fiduciary investment income due to the decline in global interest rates.  The 5% increase in the Consulting segment was driven by a 3% positive impact of foreign currency translation and a 2% increase from acquisitions.  In 2009, $11 million in unallocated revenue was received relating to our ownership in certain insurance investment funds acquired with Benfield.  In 2010, this investment is no longer consolidated in our financial statements.

Compensation and Benefits

Compensation and benefits increased $35 million, or 3%, over second quarter 2009.  This increase reflects a $48 million increase in unallocated expenses and a $10 million, or 5%, increase in the Consulting segment, partially offset by a $23 million, or 2%, decrease in the Risk and Insurance Brokerage Services segment. On a year-to-date basis, Compensation and benefits increased $184 million, or 9%, over 2009.  The increase reflects a $91 million, or 5%, increase in the Risk and Insurance Brokerage Services segment, a $49 million increase in unallocated expenses and a $44 million, or 13%, increase in the Consulting segment.

In total, the increase for both periods was driven by the $49 million non-cash U.S. defined benefit pension plan expense resulting from an adjustment to the market-related value of plan assets and the unfavorable impact of foreign currency translation, which more than offset lower restructuring costs, restructuring savings and other operational improvements.   The year-to-date variance also reflects the pension curtailment gain recognized in 2009 of $83 million associated with the decision to cease crediting future benefits relating to salary and service in our U.S. defined benefit pension plan.

Other General Expenses

Other general expenses for the second quarter 2010 were $461 million, a $67 million, or 13%, decrease from last year.  The decline reflects a decrease of $71 million, or 16%, in the Risk and Insurance Brokerage Services segment, partially offset by an increase of $3 million, or 4%, in the Consulting segment.  On a year-to-date basis, other general expenses were $929 million, a $65 million, or 7%, decrease from last year.  The Risk and Insurance Brokerage Services segment decreased $75 million, or 9%, offset slightly by a $3 million, or 2%, increase in the Consulting segment.  For both periods, the lower expenses were due to lower restructuring charges, favorable E&O expenses, restructuring savings, and operational expense management, which more than offset unfavorable foreign currency translation.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the second quarter 2010, interest income increased $2 million over last year, while on a year-to-date basis interest income decreased $4 million from the comparable period in 2009.  The year-to-date decline was driven by lower cash balances and lower interest rates.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $7 million and $12 million from second quarter and first six months 2009, respectively, due primarily to higher interest rates as a result of our third quarter 2009 issuance of €500 million ($618 million at June 30, 2010 exchange rates) of long-term debt at an interest rate of 6.25%.

Other Income (Expense)

Other income was $5 million for the second quarter of 2010, primarily reflecting income from our non-consolidated subsidiaries.  For the first six months of 2010, Other income of $12 million was primarily due to gains on sales of businesses in the Risk and Insurance Brokerage Services segment and income from our non-consolidated subsidiaries.  For the second quarter and the first six months of 2009, we recorded Other income of

$14 million and $13 million, respectively.  The income was due to net gains on sales of businesses in the Risk and Insurance Brokerage Services segment of $7 million in the quarter and $6 million for the first six months, as well as a $5 million gain in both periods from the extinguishment of $15 million of junior subordinated debentures.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the quarter was $244 million, a 16% increase from $210 million in 2009.  The improvement was driven by lower restructuring costs, higher restructuring savings and favorable foreign currency translation, which more than offset the increase in pension expense due to the U.S. defined benefit pension plan adjustment.  For the first six months of 2010, income from continuing operations before income taxes was $491 million, an 11% decrease from $553 million in 2009.  The decline was driven by the pension curtailment gain recognized last year as well as the increase in expense in 2010 due to the U.S. defined benefit pension plan adjustment, which more than offset the impact of higher restructuring savings, lower restructuring costs and favorable foreign currency translation.

Income Taxes

The effective tax rate on income from continuing operations was 24.5% and 27.1% for the second quarter 2010 and 2009, respectively, and 24.7% and 29.8% for the first six months of 2010 and 2009, respectively. The tax rate for both periods in 2010 was positively impacted by a noncash deferred tax credit on the U.S. pension expense adjustment, which had a tax rate of 40%, and by favorable deferred tax adjustments.  The six month 2009 rate was negatively impacted by a noncash deferred tax expense on the U.S. pension curtailment gain, which had a tax rate of 40%.  The underlying tax rate for continuing operations is expected to be approximately 28% for full year 2010.

Income from Continuing Operations

Income from continuing operations for the second quarter increased to $184 million ($0.63 diluted net income per share) from $153 million ($0.50 diluted net income per share) in 2009.  For the first six months of 2010, income from continuing operations decreased to $370 million ($1.27 diluted net income per share) from $388 million ($1.29 diluted net income per share) in 2009.  Currency fluctuations positively impacted income from continuing operations in 2010 by $0.03 and $0.07 per diluted share, respectively, when the second quarter and the first six months 2009 Condensed Consolidated Statement of Income is translated using 2010 foreign exchange rates.

Discontinued Operations

We recorded an after-tax loss from discontinued operations in the second quarter 2010 of $26 million ($0.09 diluted net loss per share) versus after-tax income from discontinued operations of $2 million ($0.01 diluted net income per share) in 2009.  For the first six months 2010, an after-tax loss of $26 million ($0.09 diluted net loss per share) was recorded versus after-tax income from discontinued operations of $52 million ($0.18 diluted net income per share) in 2009.  The loss in both periods of 2010 was driven by the settlement of legacy litigation related to the Buckner vs. Resource Life case. The year-to-date 2009 results include a $43 million after-tax gain on the sale of AIS and a curtailment gain on the post-retirement benefit plan related to the CICA disposal.

Restructuring Initiatives

Aon Benfield Restructuring Plan

We announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our 2008 acquisition of Benfield.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations. As of June 30, 2010, approximately 595 jobs have been eliminated under this Plan.   Additionally, duplicate space and assets will be abandoned.  We currently estimate the Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $70 million has been recorded in earnings and we estimate an additional $30 million will be recorded in future earnings.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  We recorded $6 million and $15 million of restructuring and related charges in the three months and six months ended June 30, 2010, respectively.  We recorded $21 million and $30 million of restructuring and related charges in the three months and six months ended June 30, 2009, respectively.  Total payments of $90 million have been made under the Aon Benfield Plan to date.

All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.  We expect these restructuring activities and related expenses to affect continuing operations into 2011.

The restructuring plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $90 to $100 million in 2010 and $122 million in 2011.  We estimate that we realized approximately $24 million and $46 million of cost savings in the second quarter and first six months of 2010, respectively.  The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Actual					Estimated
	Purchase		Second			Total Cost for
	Price		Quarter	Six Months	Total to	Restructuring
	Allocation	2009	2010	2010	Date	Period (1)
Workforce reduction	$32	$38	$3	$8	$78	$96
Lease consolidation	22	14	2	5	41	49
Asset impairments	—	2	1	1	3	6
Other costs associated with restructuring (2)	1	1	—	1	3	4
Total restructuring and related expenses	$55	$55	$6	$15	$125	$155

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

2007 Restructuring Plan

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The 2007 Plan is substantially complete.  We expect to incur additional expenses of $4 million in 2010.  The 2007 Plan includes an estimated 4,600 job eliminations.  As of June 30, 2010, approximately 4,170 positions have been eliminated.  We have closed or consolidated several offices resulting in sublease losses or lease buy-outs.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.  We estimate that we realized approximately $113 million of cost savings in the second quarter of 2010.  We anticipate that these initiatives will lead to annualized cost savings, before any potential reinvestment of savings, of approximately $536 million by the end of 2010.  However, there can be no assurances that we will achieve the targeted savings.

The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the 2007 Plan (in millions):

	Actual						Estimated
				Second			Total Cost for
				Quarter	Six Months	Total to	Restructuring
	2007	2008	2009	2010	2010	Date	Period
Workforce reduction	$17	$166	$251	$16	$73	$507	$509
Lease consolidation	22	38	78	7	13	151	152
Asset impairments	4	18	15	1	2	39	39
Other costs associated with restructuring (1)	3	29	13	1	4	49	50
Total restructuring and related expenses	$46	$251	$357	$25	$92	$746	$750

  (1)    Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

Workforce reductions are a cash expense, and we may recognize the expense before making payments to the individuals.  Asset impairments are non-cash expenses.  Lease consolidation accruals reflect the present value of our future cash outflows.  Other costs associated with restructuring are cash expenses, which are expensed in the period in which they are incurred.  Unpaid liabilities relating to workforce reductions and other costs associated with restructuring are included in Accounts payable and accrued liabilities in our Condensed Consolidated Statements of Financial Position.  Liabilities relating to lease consolidations are included in Other non-current liabilities.

The following table summarizes actual restructuring and related expenses by segment that have been incurred and are estimated to be incurred through the end of the restructuring initiative, related to the 2007 Plan (in millions):

	Actual						Estimated
				Second			Total Cost for
				Quarter	Six Months	Total to	Restructuring
	2007	2008	2009	2010	2010	Date	Period
Risk and Insurance Brokerage Services	$41	$234	$322	$23	$83	$680	$684
Consulting	5	17	35	2	9	66	66
Total restructuring and related expenses	$46	$251	$357	$25	$92	$746	$750

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our shareholders.  Aon’s liquidity needs are primarily for operating expenses, acquisitions, share repurchases, restructuring, funding pension obligations and paying dividends to shareholders.

Liquidity is derived from the cash flows from our businesses and from financing activities.  Cash on our balance sheets includes funds available for general corporate purposes.  Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statement of Financial Position, with a corresponding offset in Fiduciary liabilities. The Company is permitted to earn income on these funds and therefore for cash flow presentation, the activity in the funds is shown as a component of our investing cash flow with a corresponding offset to operating cash flows.  Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for Aon.

We use various financial measures to assist in capital deployment decision-making, including net cash provided by operations, net debt-to-capital and return on capital. We believe these measures are useful to investors in assessing our financial performance.

On July 11, 2010, we entered into an agreement to merge with Hewitt, one of the world’s leading human resource consulting and outsourcing companies.  Under the terms of the definitive agreement, Hewitt stockholders will be entitled to receive for each share of Hewitt common stock, $25.61 in cash and 0.6362 of a share of Aon common stock.  Based on the closing price of Aon common stock on July 9, 2010, the aggregate consideration paid on a fully diluted basis is valued at $50.00 per share, or approximately $4.9 billion in total.  The definitive agreement also contains an election procedure allowing each Hewitt stockholder to seek all cash or all stock subject to proration and adjustment.  Financing commitments from Credit Suisse AG and Morgan Stanley Senior Funding, Inc. for 100% of the cash consideration are in place and consist of a $1 billion term loan with a three year term and a $1.5 billion bridge loan.  We expect to issue unsecured notes prior to drawing on the bridge loan facility.

We have entered into agreements to obtain a three-year term loan in an aggregate principal amount of up to $1 billion.  We also intend to issue up to $1.5 billion in aggregate principal amount of senior unsecured notes in a public offering or private placement.  To the extent we cannot issue this debt, we have commitments to obtain increasing-rate bridge loans in an aggregate principal amount of up to $1.5 billion.

The transaction is expected to close in mid-November 2010, subject to customary closing conditions, including regulatory approval and approval of stockholders of both companies.

Cash Flow

Summary cash flow table

	Six months ended June 30,
(millions)	2010	2009
Cash provided by operating activities
Net income, adjusted for non-cash items	$602	$562
Change in assets and liabilities, excluding funds held on behalf of clients	(363)	(578)
Cash provided by operating activities before changes in funds held on behalf of clients	239	(16)
Change in funds held on behalf of clients	633	113
	872	97
Cash provided by (used for) investing activities
Cash provided by (used for) investing activities before changes in funds held on behalf of clients	(143)	160
Change in funds held on behalf of clients	(633)	(113)
	(776)	47

Cash used for financing activities	(103)	(150)

Effect of exchange rate changes on cash and cash equivalents	50	(39)
Net increase (decrease) in cash and cash equivalents	$43	$(45)

Operating Activities

Net cash provided by operating activities for the first six months 2010 increased $775 million compared with 2009, due primarily to the change in funds held on behalf of clients.  Excluding the change in these funds, cash provided from operating activities increased $255 million compared to 2009. The primary contributors to cash flow from operations in 2010, excluding the change in funds held on behalf of clients, were net income (adjusted for non-cash items) of $602 million, partially offset by a $343 million decrease in accounts payable and accrued liabilities, which declined due mainly to incentive compensation payments.  Pension contributions for the six months ended June 30, 2010 were $140 million.  In 2010 we currently expect to contribute approximately $278 million to our pension plans, a decline of $103 million from the amount we reported in our 2009 Annual Report on Form 10-K.  Projected contributions to the international plans have been lowered due to the completion of negotiations with certain U.K. pension plan trustees as well as the effects of foreign exchange rates.

Investing Activities

Cash used for investing activities for the first six months 2010, excluding the change in funds held on behalf of clients, was $143 million.  Purchases of investments, net of sales, were $17 million.  Acquisitions to date were $65 million, representing 14 acquisitions, the largest being JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services, LLC.  Capital expenditures used $71 million.  Proceeds from the sale of operations provided $10 million.

Cash provided by investing activities, excluding the change in funds held on behalf of clients, was $160 million for the first six months 2009. During 2009, we received $138 million in proceeds from the sale of operations, which was primarily our AIS subsidiary.  Sales of investments, net of purchases, totaled $115 million.  Acquisitions used $40 million and we spent $53 million on capital expenditures.

Financing Activities

Cash used by financing activities during the first six months 2010 was $103 million. This was driven by the use of $100 million to purchase treasury stock, $82 million to distribute cash dividends to shareholders, and $2 million to repay debt.  Partially offsetting this usage were proceeds from the exercise of stock options and the issuance of shares purchased through the employee stock purchase program of $81 million.

Cash used by financing activities in the first six months 2009 was $150 million.  This was comprised of the purchase of $125 million of treasury shares, the distribution of cash dividends of $83 million, and the repayment of $31 million of debt, partially offset by $89 million of proceeds, primarily from the exercise of stock options.

Cash and Investments

At June 30, 2010, our cash and cash equivalents and short-term investments were $734 million, an increase of $95 million from December 31, 2009.  Of the total balance recorded at June 30, 2010, $79 million was restricted as to its use and was primarily comprised of $52 million held to settle the outstanding long-term debt related to our PEPS I investment. At December 31, 2009, cash and cash equivalents of $85 million was restricted as to its use.  At June 30, 2010, $312 million of cash and cash equivalents and short-term investments were held in the U.S. and $422 million was held by our subsidiaries in other countries.  Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our fiduciary assets included cash and investments of $3.8 billion and fiduciary receivables of $8.4 billion at June 30, 2010.  Our fiduciary assets included cash and investments of $3.3 billion and fiduciary receivables of $7.5 billion at December 31, 2009.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

As of June 30, 2010, our investments in money market funds and highly liquid debt instruments had a fair value of $2.0 billion and are reported as Cash and cash equivalents, Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our fiduciary assets and non-fiduciary cash and short-term investments as of June 30, 2010 (in millions):

	Balance Sheet Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$241	$—	$2,241	$2,482
Money market funds	—	462	1,556	2,018
Highly liquid debt instruments	19	—	8	27
Other investments due within one year	—	12	—	12
Cash and investments	260	474	3,805	4,539
Fiduciary receivables	—	—	8,421	8,421
Total	$260	$474	$12,226	$12,960

Share Repurchase Program

Under our current share repurchase program which began in 2005, our Board of Directors has authorized us to repurchase up to $4.6 billion of our outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available cash.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  In second quarter 2010, we repurchased 1.2 million shares at a cost of $50 million, at an average price of $41.03 per share.  For the first six months of 2010, we repurchased 2.4 million shares at a cost of $100 million.  Since the inception of our current share repurchase program, we have repurchased a total of 108.3 million shares for an aggregate cost of $4.4 billion.  As of June 30, 2010, we were authorized to purchase up to $165 million of additional shares under the current share repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

For information regarding share repurchases made during the second quarter of 2010, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

Credit Facilities

At June 30, 2010, we have a three-year unsecured revolving credit facility in the U.S. for $400 million.  Sixteen banks are participating in the facility, which is for general corporate purposes, including commercial paper support.  Additionally, at June 30, 2010, we have a five-year €650 million ($804 million at June 30, 2010 exchange rates) multi-currency foreign credit facility (“Euro credit facility”) available, which expires in October 2010.  At June 30, 2010, no amount was outstanding under the Euro credit facility.

For both our U.S. and Euro facilities, we are required to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1.  We were in compliance with all covenants as of June 30, 2010.

As noted above, related to the impending merger with Hewitt, we have entered into agreements to obtain a three-year senior unsecured term loan facility in an aggregate principal amount of up to $1 billion.  We also intend to issue up to $1.5 billion in aggregate principal amount of senior unsecured notes in a public offering or private placement.  To the extent we cannot issue this debt, we have commitments to obtain senior, unsecured, increasing-rate bridge loans in an aggregate principal amount of up to $1.5 billion.  We expect cash generated by operations for 2010, plus the anticipated debt proceeds, to be sufficient to complete the merger with Hewitt, service debt and contractual obligations, fund cash requirements of our restructuring programs, finance capital expenditures, and continue paying dividends to our shareholders.  We also have the ability to borrow under our credit facilities to accommodate timing differences in cash flows. We have committed credit facilities of approximately $1.2 billion, all of which is available as of June 30, 2010.  We can access these facilities on a same-day basis.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at August 6, 2010 appear in the table below.

Ratings
	Senior Long- term Debt	Commercial Paper	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Negative
Fitch, Inc.	BBB+	F-2	Stable

In July 2010, Moody’s Investor Services changed the outlook on our senior long-term debt from “stable” to “negative” as a result of our plans to merge with Hewitt.  They felt that the proposed funding structure would more than double our debt balance and reduce our financial flexibility, at least in the near term.

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

Letters of Credit

We have outstanding letters of credit (“LOCs”) totaling $60 million at June 30, 2010. These LOCs secure deductible retentions for our workers compensation program, cover the beneficiaries related to our Canadian pension plan scheme, secure one of our U.S. pension plans, and cover contingent payments for taxes and other business obligations to third parties.

Adequacy of Liquidity Sources

We believe that cash flows from operations, the additional debt we will undertake related to the Hewitt merger and available credit facilities will be sufficient to meet our liquidity needs, including the merger with Hewitt, capital expenditures and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.

Financial Condition

At June 30, 2010, net assets of $5.5 billion, representing total assets minus total liabilities, were $47 million higher than the balance at December 31, 2009.  Working capital increased $10 million to $1.4 billion.

Borrowings

Total debt at June 30, 2010 was $2.0 billion, a decrease of $37 million from December 31, 2009, due principally to foreign currency translation.  At June 30, 2010, we reclassified our 5.05% CAD 375 million ($362 million) debt securities to Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the due date of the securities, April 2011, is less than one year from the current balance sheet date.  The decision to roll or repay the debt will be based on our liquidity profile and debt market conditions as the maturity date approaches.

Our total debt as a percentage of total capital attributable to Aon shareholders was 26.6% and 27.2% at June 30, 2010 and December 31, 2009, respectively.

Equity

Equity at June 30, 2010 was $5.5 billion, an increase of $47 million from December 31, 2009.  Net income of $344 million and stock-based compensation of $123 million was offset by an increase in accumulated other comprehensive loss, share repurchases of $100 million, and $82 million of dividends to shareholders.

Accumulated other comprehensive loss increased $286 million since December 31, 2009, primarily reflecting the following:

•                  a decline in net foreign currency translation adjustments of $271 million, which was attributable to the strengthening of the U.S. dollar against foreign currencies,

•                  reclassification of $44 million to Retained earnings due to the adoption, effective January 1, 2010, of new accounting guidance which resulted in the consolidation of PEPS I, and

•                  net derivative losses of $26 million.

These declines were partially offset by a decrease in net post-retirement benefit obligations of $55 million. The change in the net post-retirement benefit obligations includes the $29 million after-tax impact of the pension adjustment discussed above.

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

Risk and Insurance Brokerage Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Revenue	$1,587	$1,577	$3,174	$3,120
Operating income	305	201	562	524
Operating margin	19.2%	12.7%	17.7%	16.8%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the second quarter 2010 we continued to see a soft market, which began in 2007, in our retail brokerage product line.  In a “soft market,” premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. Compared to 2009, prices decreased in both our retail and reinsurance brokerage product lines.

Additionally, beginning in late 2008 and continuing into the second quarter of 2010, we faced difficult conditions as a result of unprecedented disruptions in the global economy.  The continuing global recession has reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which has hurt our operational results.  In addition, overall capacity in the industry could decrease if a significant insurer either fails or withdraws from writing insurance coverages that we offer our clients.  This failure could reduce our revenues and profitability, since we would no longer have access to certain lines and types of insurance.

Risk and Insurance Brokerage Services generated approximately 83% of our consolidated total revenues in both the second quarter and first six months of 2010. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

We operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as with individual brokers, agents, and direct writers of insurance coverage.  Specifically, we address the highly specialized product development and risk management needs of commercial enterprises, professional groups, insurance companies, governments, healthcare providers, and non-profit groups, among others; provide affinity products for professional liability, life, disability income, and personal lines for individuals, associations, and businesses; provide products and services using our global risk insight platform (“GRIP”); provide reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance; provide investment banking products and services, including mergers and acquisitions and other financial advisory services, capital raising, contingent capital financing, insurance-linked securitizations and derivative applications; provide managing underwriting to independent agents and brokers as well as corporate clients; provide actuarial, loss prevention, and administrative services to businesses and consumers; and manage captive insurance companies.

Revenue

Risk and Insurance Brokerage Services commissions, fees and other revenue for second quarter and first six months 2010 and 2009, and the reconciliation of organic revenue to reported commissions, fees and other revenue growth were as follows (in millions):

					Less:
				Less:	Acquisitions,
			Percent	Currency	Divestitures,	Organic
Three months ended June 30,	2010	2009	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	$616	$574	7%	3%	2%	2%
United Kingdom	167	181	(8)	(1)	(1)	(6)
Europe, Middle East & Africa	291	308	(6)	(4)	1	(3)
Asia Pacific	140	123	14	10	1	3
Total retail brokerage	1,214	1,186	2	1	2	(1)
Reinsurance brokerage	359	372	(3)	1	(1)	(3)
Total	$1,573	$1,558	1%	1%	1%	(1)%

					Less:
				Less:	Acquisitions,
			Percent	Currency	Divestitures,	Organic
Six months ended June 30,	2010	2009	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	$1,103	$1,051	5%	3%	3%	(1)%
United Kingdom	288	297	(3)	2	(1)	(4)
Europe, Middle East & Africa	768	755	2	3	2	(3)
Asia Pacific	241	207	16	14	—	2
Total retail brokerage	2,400	2,310	4	4	2	(2)
Reinsurance brokerage	747	767	(3)	3	(2)	(4)
Total	$3,147	$3,077	2%	3%	1%	(2)%

In the second quarter 2010, commissions, fees and other revenue increased $15 million, or 1%, from 2009. For the first six months 2010, commissions, fees and other revenue increased $70 million, or 2%, from 2009.  For both periods, the increase in revenue was driven by the impact of favorable foreign exchange translation and an increase from acquisitions, primarily Allied North America, partially offset by a decline in organic revenue.

Americas commissions, fees and other revenue increased 7% for the second quarter driven by favorable foreign currency translation, the impact of the Allied acquisition and 2% organic revenue growth, due to strong growth in Latin America and benefits related to GRIP, partially offset by the impact of soft pricing and lower exposure units on the renewal book portfolio in U.S. retail.  The 5% year-to-date revenue increase was driven by favorable foreign currency translation and the impact of the Allied acquisition, partially offset by a 1% organic decline in revenue.  This decline was due to soft pricing, lower exposure units, and lower construction demand in the U.S., partially offset by solid growth in Latin America.

United Kingdom commissions, fees and other revenue decreased 8% for the second quarter and 3% year-to-date, driven mostly by continued weak market conditions and lower exposure units, which negatively impacted organic revenue growth. The impact of foreign currency translation was not significant for either period.

Europe, Middle East & Africa commissions, fees and other revenue decreased 6% for the second quarter, driven primarily by unfavorable foreign exchange rates and a 3% organic decline in revenue, principally due to weak economic conditions and lower exposure units in Continental Europe and Ireland, partially offset by modest growth in emerging markets.  For the six month period, commission, fees and other increased 2%, reflecting favorable foreign currency translation and the net impact of acquisitions, partially offset by an organic decline in revenue of 3%, principally due to weak economic conditions and lower exposure units in Continental Europe and Ireland, partially offset by modest growth in emerging markets.

Asia Pacific commissions, fees and other revenue increased 14% for the quarter and 16% year-to-date, due principally to the positive impact of foreign currency translation.  Organic revenue growth was 3% and 2% for the quarter and year-to-date, respectively, reflecting solid growth in Australia and New Zealand.

Reinsurance commissions, fees and other revenue decreased 3% for both the quarter and first six months of 2010, as an organic decline in revenue in both periods was due primarily to higher retentions by insurers and soft pricing globally in treaty placements, partially offset by an increase in revenue from capital market transactions.

Operating Income

Operating income for second quarter 2010 increased $104 million, or 52%, from 2009 to $305 million.  Operating margin for the second quarter was 19.2%, up 650 basis points from 12.7% in 2009. For the six month period, operating income increased $38 million, or 7%, from 2009 to $562 million in 2010.  Year-to-date 2010 operating margin was 17.7%, up 90 basis points from 16.8% in 2009. Contributing to the second quarter increase in operating income and margins were declines in restructuring charges of $63 million and benefits related to restructuring savings, somewhat offset by an organic decline in revenue and lower fiduciary investment income of $5 million.  For the six month period, increases in operating income and margins were driven by lower restructuring costs of $34 million, $12 million of Benfield integration costs incurred last year, and benefits related to restructuring savings, partially offset by an organic decline in revenue, a net pension curtailment gain of $54 million in 2009, and lower fiduciary investment income of $16 million.

Consulting

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Revenue	$317	$300	$639	$609
Operating income	45	41	94	111
Operating margin	14.2%	13.7%	14.7%	18.2%

Our Consulting segment generated 17% of our consolidated total revenues in both the second quarter and first six months of 2010.  This segment provides a broad range of human capital consulting services, as follows:

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

Beginning in late 2008 and continuing into the second quarter 2010, the prolonged economic downturn is adversely impacting our clients’ financial condition and the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and depressing the price of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Consulting commissions, fees and other revenue increased $16 million, or 5%, for the quarter and $30 million, or 5%, on a year-to-date basis, driven by favorable foreign currency translation and the impact of acquisitions.  The quarterly improvement was also assisted by organic revenue growth of 2%.  A reconciliation of organic revenue to reported commissions, fees and other revenue growth for second quarter and the six months, 2010 was as follows (in millions):

					Less:
				Less:	Acquisitions,
			Percent	Currency	Divestitures,	Organic
Three months ended June 30,	2010	2009	Change	Impact	& Other	Revenue
Consulting services	$265	$251	6%	1%	3%	2%
Outsourcing	51	49	4	2	3	(1)
Total	$316	$300	5%	1%	2%	2%

					Less:
				Less:	Acquisitions,
			Percent	Currency	Divestitures,	Organic
Six months ended June 30,	2010	2009	Change	Impact	& Other	Revenue
Consulting services	$540	$514	5%	3%	1%	1%
Outsourcing	98	94	4	4	2	(2)
Total	$638	$608	5%	3%	2%	—%

Consulting services increased $14 million, or 6%, and $26 million, or 5%, on a quarterly and year-to date basis, respectively, reflecting favorable foreign exchange, a favorable impact related to acquisitions, and organic growth.  Organic revenue growth was 2% for the second quarter and 1% for the first six months of 2010. The quarterly and year-to-date organic growth was driven by strong growth in global compensation consulting and international health and benefits brokerage, partially offset by the impact of weak economic conditions on retirement consulting.

Outsourcing revenue increased $2 million, or 4%, and $4 million, or 4%, on a quarterly and year-to-date basis, respectively, driven by favorable foreign exchange and the impact of acquisitions, partially offset by an organic decline in revenue as a result of lower payroll counts impacting certain employee benefits and retirement outsourcing contracts.

Operating Income

Operating income was $45 million, an increase of $4 million, or 10%, from second quarter 2009.  Six months operating income was $94 million, a $17 million, or 15%, decline from last year.  The second quarter improvement was driven by the increase in revenue, partially offset by increased compensation and benefit costs.  The year-to-date decline was driven mainly by a net pension curtailment gain last year of $20 million, higher compensation and benefit costs, and an increase in restructuring costs, which is partially offset by savings related to the 2007 restructuring plan and other cost saving initiatives. Operating margin for the quarter for this segment was 14.2%, an increase of 50 basis points from last year.  Year-to-date 2010 operating margin was 14.7%, a decrease of 350 basis points from 2009.

Unallocated Income and Expenses

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating income (loss):
Risk and Insurance Brokerage Services	$305	$201	$562	$524
Consulting	45	41	94	111
Unallocated	(82)	(22)	(115)	(49)
Operating income	268	220	541	586
Interest income	4	2	5	9
Interest expense	(33)	(26)	(67)	(55)
Other income	5	14	12	13
Income from continuing operations before income taxes	$244	$210	$491	$553

Unallocated includes corporate governance costs not allocated to the operating segments.  In 2009, it also included revenue and expenses from our equity ownership in insurance investments obtained in the Benfield acquisition.  Net unallocated expenses increased $60 million to $82 million in the second quarter 2010 and $66 million to $115 million for the first six months 2010.  The increase is both periods was driven by the $49 million non-cash U.S. defined benefit pension plan expense, resulting from an adjustment to the market-related value of plan assets, higher performance-based compensation costs and the net impact of the insurance investments in 2009.

Interest Income

For the second quarter 2010, interest income increased $2 million over last year, while on a year-to-date basis interest income decreased $4 million from the comparable period in 2009.  The year-to-date decline was driven by lower cash balances and lower interest rates.

Interest Expense

Interest expense increased $7 million and $12 million from second quarter and first six months 2009, respectively, due primarily to higher interest rates as a result of our third quarter 2009 issuance of €500 million ($618 million at June 30, 2010 exchange rates) of long-term debt at an interest rate of 6.25%.

Other Income (Expense)

Other income was $5 million for the second quarter of 2010, primarily reflecting income from our non-consolidated subsidiaries.  For the first six months of 2010, Other income of $12 million was primarily due to gains on sales of businesses in the Risk and Insurance Brokerage Services segment and income from our non-consolidated subsidiaries.  For the second quarter and the first six months of 2009, we recorded Other income of $14 million and $13 million, respectively.  The income was due to net gains on sales of businesses in the Risk and Insurance Brokerage Services segment of $7 million in the quarter and $6 million for the first six months, as well as a $5 million gain in both periods from the extinguishment of $15 million of junior subordinated debentures.

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

•                  rating agency actions that could affect Aon’s ability to borrow funds;

•                  changes in the funding status of Aon’s various defined benefit pension plans and the impact of any increased pension funding resulting from those changes;

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

•                  the cost of resolution of other contingent liabilities and loss contingencies, including potential liabilities arising from errors and omissions claims;

•                  the ability to realize the anticipated benefits to Aon of the Benfield merger;

•                  the possibility that the expected efficiencies and cost savings from the proposed Hewitt transaction will not be realized, or will not be realized within the expected time period;

•                  the ability to obtain governmental approvals of the Hewitt merger on the proposed terms and schedule contemplated by the parties;

•                  the failure of stockholders of Hewitt to approve the proposal to adopt the merger agreement;

•                  the failure of the stockholders of Aon to approve the issuance of Aon common stock to Hewitt stockholders in the merger;

•                  the risk that the Aon and Hewitt businesses will not be integrated successfully;

•                  disruption from the proposed Hewitt transaction making it more difficult to maintain business and operational relationships with customers, partners and others;

•                  the possibility that the proposed Hewitt transaction does not close, including, but not limited to, due to the failure to satisfy the closing conditions;

•                  general economic conditions in different countries in which Aon and Hewitt do business around the world;

•                  the loss of key Aon or Hewitt employees following the merger;

•                  Aon’s ability to implement restructuring initiatives and other initiatives intended to yield cost savings, and the ability to achieve those cost savings;

•                  the extent to which Aon and Hewitt retain existing clients and attract new businesses;

•                  the extent to which Aon and Hewitt manage certain risks created in connection with the various services, including fiduciary and advisory services, among others, that Aon and Hewitt currently provide, or will provide in the future, to clients; and

•                  the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which Aon and Hewitt operate, particularly given the global scope of Aon’s and Hewitt’s businesses and the possibility of conflicting regulatory requirements across jurisdictions in which Aon and Hewitt do business.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At June 30, 2010, we have hedged approximately 35% and 49% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Second quarter and first six months 2010 diluted earnings per share were positively impacted by approximately $0.03 and $0.07, respectively, related to translation gains.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of June 30, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2010 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the first quarter 2010, the Company commenced a review and subsequent project to replace and upgrade certain core financial systems.  These financial system enhancements and related processes are expected to result in modifications to our internal controls principally in Europe, Middle East and Africa and Latin America, supporting financial transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases throughout 2010 and 2011.  Other than the changes above, no changes in Aon’s internal control over financial reporting (as defined in Rule 13a — 15(F) of the Exchange Act) occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 16 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements contained in Part I, Item I, which is incorporated by reference therein.

ITEM 1A — RISK FACTORS

In addition to the risk factors set forth in Part II, Other Information, Item 1A. Risk Factors, to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “First Quarter Form 10-Q”) of Aon Corporation (“Aon,” “we,” “us” or “our”), investors should consider the following risk factors arising from our intention to merge Hewitt Associates, Inc. (“Hewitt”) with Aon, which we and Hewitt jointly announced on July 12, 2010.  Throughout these risk factors, we refer to the entity that will exist following the merger of Hewitt with Aon as the “combined company.”  The risk factors below should be read in conjunction with the risk factors set forth in the First Quarter Form 10-Q and the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

The combined company may not realize all of the anticipated benefits of the transaction or such benefits may take longer to realize than expected.

The combined company’s ability to realize the anticipated benefits of the merger will depend, to a large extent, on our ability to integrate our businesses with the businesses of Hewitt. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating our business practices and operations with those of Hewitt. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, would preclude realization of the full benefits expected by us. The failure of the combined company to meet the challenges involved in integrating successfully our operations and Hewitt’s operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management’s attention, and may cause the combined company’s stock price to decline. The difficulties of combining the operations of the companies include, among others:

•                  managing a significantly larger company;

•                  maintaining employee morale and retaining key management and other employees;

•                  integrating two unique business cultures, which may prove to be incompatible;

•                  the possibility of faulty assumptions underlying expectations regarding the integration process;

•                  retaining existing clients and attracting new clients;

•                  consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•                  the diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the diversion of management’s attention to the merger;

•                  coordinating geographically separate organizations;

•                  unanticipated issues in integrating information technology, communications and other systems;

•                  unanticipated changes in applicable laws and regulations;

•                  managing tax costs or inefficiencies associated with integrating the operations of the combined company;

•                  unforeseen expenses or delays associated with the merger; and

•                  making any necessary modifications to internal financial control standards to comply with the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder.

Many of these factors will be outside of the combined company’s control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the combined company’s business, financial condition and results of operations. In addition, even if our operations are integrated successfully with Hewitt’s operations, the combined company may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that the combined company expects. These benefits may not be achieved within the anticipated time frame, or at all. As a result, we cannot assure you that the combination of Hewitt with us will result in the realization of the full benefits anticipated from the transaction.

To be successful, the combined company must retain and motivate key employees, and failure to do so could seriously harm the combined company.

The combined company, like each of Aon and Hewitt, will deliver professional services which, by their nature, require a significant number of highly-trained personnel. Such personnel are generally mobile and have skill sets which are often transferable to other organizations. As a result, competition for the professionals employed by Hewitt and us can be intense, and the attraction, retention and motivation of key personnel is one of the core competencies of a professional services firm. As a result, to be successful, the combined company must retain and motivate executives and other key employees. Our employees and Hewitt’s employees may experience uncertainty about their future roles with the combined company until or after strategies for the combined company are announced or executed. These circumstances may adversely affect the combined company’s ability to retain key personnel. The combined company also must continue to motivate employees and keep them focused on the strategies and goals of the combined company, which effort may be adversely affected as a result of the uncertainty and difficulties with integrating Hewitt with us. If the combined company is unable to retain executives and other key employees, the roles and responsibilities of such executive officers and employees will need to be filled either by existing or new officers and employees, which may require the combined company to devote time and resources to identifying, hiring and integrating replacements for the departed executives and employees that could otherwise be used to integrate our businesses with those of Hewitt or otherwise pursue business opportunities. If any of our key personnel or Hewitt’s key personnel were to join an existing competitor or form a competing company, some clients could choose to use the services of that competitor instead of the services of the combined company. There can be no assurance that the combined company will be able to retain and motivate its employees in the same manner as Hewitt or us.

The combined company’s financial results will depend in part on its ability to maintain our and Hewitt’s present relationships with our respective clients.

A substantial portion of the revenues of each of our and Hewitt’s human capital solutions businesses relate to long-term client relationships. However, prior to and after the completion of the merger, our and Hewitt’s competitors may attempt to persuade our respective present clients to take their business elsewhere. The combined company’s success will depend in part on its ability to maintain these client relationships. Many Hewitt clients have termination or other rights that may be triggered by the transactions. If we and Hewitt (prior to the merger) and the combined company (upon the completion of the merger) are unable to maintain relationships with our respective clients, or are required to modify the financial terms of those relationships to the detriment of the combined company, the combined company’s business, financial condition and results of operations could be materially adversely affected.

If the combined company is unable to manage its growth, its business and financial results could suffer.

The combined company’s future financial results will depend in part on its ability to profitably manage its core businesses, including any growth that the combined company may be able to achieve. Over the past several years, we and Hewitt have each engaged in the identification of, and competition for, growth and expansion opportunities in the human capital solutions industry. In order to achieve those initiatives, the combined company will need to, among other things, recruit, train, retain and effectively manage employees and expand its operations and financial control systems. If the combined company is unable to manage its businesses effectively and profitably, its business and financial results could suffer.

The market price of the common stock of the combined company may be affected by factors different from those affecting the market price for shares of Hewitt common stock or for shares of our common stock.

Upon completion of the merger, holders of Hewitt common stock will become holders of our common stock.  Our business differs from that of Hewitt, and the business of the combined company will differ from that of our business, and accordingly, the results of operations for the combined company will be affected by factors different from those currently affecting the results of operations of Hewitt and may be affected by factors different from those currently affecting our results of operations.

If our financing for the merger becomes unavailable, the merger may not be completed.

We intend to finance all or a portion of the cash component of the merger consideration with debt financing. Concurrently, and in connection with entering into the merger agreement with Hewitt, we entered into a debt commitment letter with Credit Suisse AG, Cayman Islands Branch (“Credit Suisse AG”), Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc. (“Morgan Stanley”), pursuant to which, subject to the conditions set forth therein, Credit

Suisse AG and Morgan Stanley committed to provide an unsecured term loan financing of up to $1.0 billion and an unsecured bridge financing of up to $1.5 billion. We have the option to issue up to $1.5 billion in senior notes in lieu of all or a portion of the drawing under the bridge facility or to refinance all or a portion of the bridge facility at a later date. We will use the proceeds from these borrowings or issuances to pay all or a portion of the cash consideration to be paid in the merger, to refinance existing indebtedness of Hewitt and its subsidiaries and to pay related fees and expenses. The term loan facility will mature three years following the closing date of the merger, and the bridge facility will mature 364 days following the closing date of the merger.

The debt commitment letter includes customary conditions to funding, including, among others:

•                  the completion of definitive documentation;

•                  the absence of a “material adverse effect” on Hewitt or us, in each case, consistent with the equivalent definition in the merger agreement;

•                  consummation of the merger and the absence of any amendment or modification to the merger agreement materially adverse to the arrangers of the facilities, the lender thereunder or us unless approved by the arrangers;

•                  the delivery of financial information and other customary closing deliveries, including delivery by our chief financial officer of a solvency certificate in form and substance reasonably satisfactory to the arrangers (or, at our option, a solvency opinion from an independent investment bank or valuation firm of nationally recognized standing, such opinion to be in form and substance reasonably satisfactory to the arrangers);

•                  the receipt of minimum debt ratings of BBB- (with no negative outlook) from S&P and Baa3 (with no negative outlook) from Moody’s;

•                  repayment of certain Hewitt indebtedness; and

•                  a ratio of total indebtedness to EBITDA of not in excess of 3.0 to 1.0 (giving effect to the merger on a pro forma basis).

In the event that the financing contemplated by the debt commitment letter is not available, other financing may not be available on acceptable terms, in a timely manner or at all. If other financing becomes necessary and we are unable to secure such additional financing, the merger may not be completed. In the event of a termination of the merger agreement by Hewitt due to our inability to obtain the necessary financing to complete the merger, we may be obligated under certain specified circumstances to pay a termination fee to Hewitt in the amount of $225 million.

We expect to incur substantial additional indebtedness to finance the merger with Hewitt, which may decrease our business flexibility and adversely affect our financial results.

In addition to cash on hand at Aon and Hewitt, we expect to incur additional debt of approximately $2.5 billion to finance the cash portion of the merger consideration and to refinance existing Hewitt debt obligations, which will result in the combined company having total debt obligations of approximately $4.5 billion following the completion of the merger. The financial and other covenants to which we have agreed or may agree in connection with the incurrence of such debt, and our increased indebtedness and higher debt-to-equity ratio in comparison to levels we have had on a recent historical basis may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants pertaining thereto may also limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements. We will also be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes. In addition, the terms and conditions of such debt may not be favorable to us, and as such, could further increase the cost of the merger, as well as the overall burden of such debt upon us and our business flexibility. Further, if any portion of our borrowings is at variable rates of interest, we will be exposed to the risk of increased interest rates.

Our ability to make payments on and to refinance our debt obligations and to fund planned capital expenditures will depend on our ability to generate cash from the combined company’s operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Any of the foregoing consequences could adversely affect our financial results.

Failure to complete the merger could negatively impact our stock price and future businesses and financial results.

If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks and consequences, including the following:

•                  we may be required, under certain circumstances, to pay Hewitt a termination fee of $190 million or, if the merger agreement is terminated under certain specified circumstances relating to our failure to obtain the requisite financing for the merger, a termination fee of $225 million under the merger agreement;

•                  we will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•                  under the merger agreement, we are subject to certain restrictions on the conduct of our business prior to completing the merger which may adversely affect our ability to execute certain of our business strategies; and

•                  matters relating to the merger may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our respective customers and employees. We also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against us to perform our obligations under the merger agreement. If the merger is not completed, we cannot assure you that the risks described above will not materialize and will not materially affect our business, financial results and stock prices.

We will incur significant transaction and merger-related integration costs in connection with the merger with Hewitt.

We expect to incur a number of costs associated with completing the merger and integrating the operations of the two companies. The substantial majority of these costs will be non-recurring expenses resulting from the merger, consisting of transaction costs related to the merger, facilities and systems consolidation costs and employment-related costs. Additional unanticipated costs may be incurred in the integration of our businesses with those of Hewitt. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The merger may not be accretive and may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

We currently anticipate that the merger will be accretive to GAAP earnings per share in 2012 and on an adjusted earnings per share basis in 2011. This expectation is based on preliminary estimates which may materially change. We could also encounter additional transaction and integration-related costs or other factors such as the failure to realize all of the benefits anticipated in the merger. All of these factors could cause dilution to our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the price of our common stock.

Perceived or potential conflicts of interest could adversely impact the combined company’s ability to retain certain clients and thereby negatively affect its results of operations.

There have been a variety of recent regulatory developments that have increased the focus on the independence of public company compensation committees and imposed additional requirements in this regard, including provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules of the SEC. Upon completion of the merger, the combined company plans to engage in cross-selling of products to existing clients. Successful cross-selling could create perceived or potential conflicts of interest for public company executive compensation clients or otherwise threaten the combined company’s independence with respect to those clients.

It is possible that some public company clients of the combined company may decide to terminate their relationships with it (either with respect to executive compensation consulting services or with respect to other services) to avoid perceived or potential conflicts of interest and, as a result, the combined company’s business, financial condition and results of operations could be adversely affected.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
4/1/10 – 4/30/10	—	$—	—	$2,214,779,013
5/1/10 – 5/31/10	1,218,150	41.03	1,218,150	2,164,804,315
6/1/10 – 6/30/10	—	—	—	2,164,804,315
Total	1,218,150	$41.03	1,218,150	2,164,804,315

(1)          Does not include commissions paid to repurchase shares.

(2)          In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through June 30, 2010, we repurchased 108.3 million shares of common stock at an average price (excluding commissions) of $40.96 per share for an aggregate purchase price of $4.4 billion since inception of this stock repurchase program, and the remaining authorized amount for stock repurchase under this program is $165 million, with no termination date.  In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

ITEM 6 — EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

August 6, 2010	By: /s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

AON CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit
10.1 #	Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010)

12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges

12.2	Statement regarding Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

31.1	Certification of CEO

31.2	Certification of CFO

32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code

32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code

101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document

#	Indicates a management contract or compensatory plan or arrangement.