Form 10-Q
period 2010-09-30
AON CORP
filed 2010-11-04
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Number of shares of common stock, $1.00 par value, outstanding as of September 30, 2010:  270,867,656

Part I Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009

Revenue
Commissions, fees and other	$1,786	$1,778	$5,560	$5,462
Fiduciary investment income	15	16	43	60
Total revenue	1,801	1,794	5,603	5,522

Expenses
Compensation and benefits	1,050	1,119	3,382	3,267
Other general expenses	488	481	1,417	1,475
Total operating expenses	1,538	1,600	4,799	4,742
Operating income	263	194	804	780

Interest income	4	3	9	10
Interest expense	(50)	(32)	(117)	(87)
Other (expense) income	(9)	13	3	28
Income from continuing operations before income taxes	208	178	699	731
Income taxes	61	47	182	212
Income from continuing operations	147	131	517	519

Income (loss) from discontinued operations before income taxes	1	—	(38)	93
Income taxes	1	(3)	(12)	38
Income (loss) from discontinued operations	—	3	(26)	55

Net income	147	134	491	574
Less: Net income attributable to noncontrolling interests	3	14	16	25
Net income attributable to Aon stockholders	$144	$120	$475	$549

Net income (loss) attributable to Aon stockholders
Income from continuing operations	$144	$117	$501	$494
Income (loss) from discontinued operations	—	3	(26)	55
Net income	$144	$120	$475	$549

Basic net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.52	$0.41	$1.80	$1.74
Discontinued operations	—	0.01	(0.09)	0.19
Net income	$0.52	$0.42	$1.71	$1.93

Diluted net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.51	$0.40	$1.78	$1.69
Discontinued operations	—	0.01	(0.10)	0.19
Net income	$0.51	$0.41	$1.68	$1.88

Cash dividends per share paid on common stock	$0.15	$0.15	$0.45	$0.45

Weighted average common shares outstanding - basic	278.7	283.8	277.6	284.5

Weighted average common shares outstanding - diluted	282.2	292.1	281.9	292.2

See the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

(millions)	Sept. 30, 2010	Dec. 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$335	$217
Short-term investments	2,114	422
Receivables, net	2,086	2,052
Fiduciary assets	9,545	10,835
Other current assets	532	463
Total Current Assets	14,612	13,989
Goodwill	5,976	6,078
Intangible assets, net	754	791
Fixed assets, net	468	461
Investments	301	319
Other non-current assets	1,247	1,320
TOTAL ASSETS	$23,358	$22,958

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$9,545	$10,835
Short-term debt and current portion of long-term debt	610	10
Accounts payable and accrued liabilities	1,281	1,535
Other current liabilities	383	260
Total Current Liabilities	11,819	12,640
Long-term debt	3,146	1,998
Pension and other post employment liabilities	1,673	1,889
Other non-current liabilities	876	1,000
TOTAL LIABILITIES	17,514	17,527

EQUITY
Common stock-$1 par value
Authorized: 750 shares (issued: 9/30/10 - 362.7; 12/31/09 - 362.7)	363	363
Additional paid-in capital	3,135	3,215
Retained earnings	7,700	7,335
Treasury stock at cost (shares: 9/30/10 - 91.8; 12/31/09 - 96.4)	(3,665)	(3,859)
Accumulated other comprehensive loss	(1,741)	(1,675)
TOTAL AON STOCKHOLDERS’ EQUITY	5,792	5,379
Noncontrolling interests	52	52
TOTAL EQUITY	5,844	5,431
TOTAL LIABILITIES AND EQUITY	$23,358	$22,958

See the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total

Balance at December 31, 2009	362.7	$3,578	$7,335	$(3,859)	$(1,675)	$52	$5,431
Adoption of new accounting guidance	—	—	44	—	(44)	—	—
Balance at January 1, 2010	362.7	3,578	7,379	(3,859)	(1,719)	52	5,431
Net income	—	—	475	—	—	16	491
Shares issued - employee benefit plans	—	33	—	—	—	—	33
Shares purchased	—	—	—	(100)	—	—	(100)
Shares reissued - employee benefit plans	—	(294)	(31)	294	—	—	(31)
Tax benefit - employee benefit plans	—	18	—	—	—	—	18
Stock compensation expense	—	166	—	—	—	—	166
Dividends to stockholders	—	—	(123)	—	—	—	(123)
Change in net derivative gains/losses	—	—	—	—	(24)	—	(24)
Net foreign currency translation adjustments	—	—	—	—	(66)	—	(66)
Net post-retirement benefit obligations	—	—	—	—	68	—	68
Purchase of subsidiary shares from noncontrolling interests	—	(3)	—	—	—	(3)	(6)
Capital contribution by noncontrolling interests	—	—	—	—	—	2	2
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(15)	(15)
Balance at September 30, 2010	362.7	$3,498	$7,700	$(3,665)	$(1,741)	$52	$5,844

See the accompanying notes to Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	Sept. 30,	Sept. 30,
(millions)	2010	2009

Cash Flows from Operating Activities:
Net income	$491	$574
Adjustments to reconcile net income to cash provided by operating activities:
Losses (gains) from sale of businesses, net	40	(97)
Depreciation of fixed assets	93	105
Amortization of intangible assets	86	69
Stock compensation expense	166	152
Deferred income taxes	13	81
Change in assets and liabilities:
Change in funds held on behalf of clients	466	46
Receivables, net	(40)	218
Accounts payable and accrued liabilities	(297)	(399)
Restructuring reserves	(54)	16
Current income taxes	(14)	(19)
Pension and other post employment liabilities	(95)	(362)
Other assets and liabilities	(82)	(203)
Cash Provided by Operating Activities	773	181

Cash Flows from Investing Activities:
Sales of long-term investments	82	21
Purchase of long-term investments	(17)	(17)
Net (purchases) sales of short-term investments - non-fiduciary	(1,692)	107
Net purchases of short-term investments - funds held on behalf of clients	(466)	(46)
Acquisition of businesses, net of cash acquired	(90)	(55)
Proceeds from sale of businesses	10	139
Capital expenditures	(115)	(86)
Cash (Used for) Provided by Investing Activities	(2,288)	63

Cash Flows from Financing Activities:
Purchase of treasury stock	(100)	(250)
Issuance of stock for employee benefit plans	98	142
Issuance of debt	1,805	1,092
Repayment of debt	(81)	(1,118)
Cash dividends to stockholders	(123)	(124)
Cash Provided by (Used for) Financing Activities	1,599	(258)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	34	12
Net Increase (Decrease) in Cash and Cash Equivalents	118	(2)
Cash and Cash Equivalents at Beginning of Period	217	582
Cash and Cash Equivalents at End of Period	$335	$580

Supplemental disclosures:
Interest paid	$104	$84
Income taxes paid, net of refunds	153	165

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2010.  Certain amounts in prior period financial statements and related notes have been reclassified to conform to the 2010 presentation.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance updating current principles related to revenue recognition when there are multiple-element arrangements.  This revised guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  The guidance also expands the disclosures required for multiple-element revenue arrangements.  The Company expects to early adopt this guidance in the fourth quarter 2010 and will apply its requirements to all revenue arrangements entered into or materially modified after January 1, 2010.  The Company believes that the adoption of this guidance will not have a material impact on its consolidated financial statements.

3.  Restricted Cash

At September 30, 2010 and December 31, 2009, the Company had $1.6 billion and $85 million, respectively, of restricted balances, which were comprised of $1.5 billion and $0 in Short-term investments, and $94 million and $85 million in Cash and cash equivalents.  The restricted balance in Short-term investments includes the net proceeds of the sale of senior notes issued in connection with the acquisition of Hewitt Associates, Inc. (see Note 10 “Debt” and Note 18 “Subsequent Events — Hewitt Acquisition”), which were deposited into an escrow account.  These funds were to be held in the escrow account until the Hewitt transaction was consummated or terminated, in which case the escrowed funds would have been used to fund in part a mandatory redemption of the senior notes issued.  The Hewitt transaction was completed on October 1, 2010 and the escrowed funds were used to fund a portion of the cash purchase price.

4.  Other (Expense) Income

Other (expense) income consists of the following (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Equity (loss) income of non-consolidated subsidiaries	$(1)	$10	$5	$14
Realized gain on sale of investments	—	1	1	1
(Losses) gains on disposal of businesses, net	(8)	2	(2)	8
Other	—	—	(1)	5
	$(9)	$13	$3	$28

5.  Acquisitions and Dispositions

Acquisitions

In the first nine months of 2010, the Company completed the acquisition of the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services, LLC, which is included in the Consulting segment, as well as 16 other companies, which are included in the Risk and Insurance Brokerage Services segment.  In the first nine months of 2009, the Company completed the acquisition of 8 companies, all of which were included in the Risk and Insurance Brokerage Services segment.  The following table includes the aggregate amount paid and the intangible assets recorded as a result of the acquisitions made during the first nine months of 2010 and 2009:

	Nine months ended September 30,
(millions)	2010	2009
Cash paid	$87	$44

Intangible assets:
Goodwill	$29	$18
Other intangible assets	52	11
	$81	$29

Approximately $23 million of future payments relating primarily to earnouts will be made for acquisitions completed during the first nine months of 2010.  These amounts are recorded in Other current liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position at Fair Value.  For certain of the acquisitions made in the first nine months of 2010, the Company is in the process of obtaining third-party valuations for the intangible assets other than goodwill, and therefore, at September 30, 2010 the allocation of the purchase prices are still subject to refinement.

The Company’s results of operations of these acquisitions are included in the condensed consolidated financial statements from the dates they were acquired.  The results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period.

Dispositions - Continuing Operations

Aon’s Cananwill business in the U.S. (“Cananwill”), U.K., Canada, and Australia (together “Cananwill International”) originated short-term loans to corporate clients to finance insurance premium obligations.  These premium finance agreements were then sold to unaffiliated companies, typically bank Special Purpose Entities (“SPEs”), in whole loan securitization transactions that met the criteria for sales accounting.  Cananwill’s results were included in the Risk and Insurance Brokerage Services segment.

In December 2008, Aon signed a definitive agreement to sell the U.S. Cananwill operations.  This disposition was completed in February 2009.  A pretax loss of $7 million was recorded, of which $2 million was recorded in first quarter 2009 and $5 million in 2008, and is included in Other (expense) income in the Condensed Consolidated Statements of Income.  Aon may receive up to $10 million from the buyer over the two years following the sale, based on the amount of insurance premiums and related obligations financed by the buyer over this period that are generated from certain of Cananwill’s producers.  As of September 30, 2010, Aon had received $5 million from the buyer, which is recorded in Other (expense) income in the Condensed Consolidated Statements of Income.

In connection with this sale, Aon has guaranteed the collection of the principal amount of the premium finance notes sold to the buyer, which, at September 30, 2010, was $1 million, if losses exceed the historical credit loss reserve for the business.  Historical losses in this business have been very low since the premium finance notes are generally fully collateralized by the lender’s right, in the event of non-payment, to cancel the underlying insurance contract and collect the unearned premium from the insurance carrier.

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

Dispositions - Discontinued Operations

AIS Management Corporation

In 2008, Aon reached a definitive agreement to sell AIS Management Corporation (“AIS”), which was previously included in the Risk and Insurance Brokerage Services segment, to Mercury General Corporation, for $120 million in cash at closing, plus a potential earn-out of up to $35 million payable over the two years following the completion of the agreement.  The disposition was completed in January 2009 and resulted in a pretax gain of $86 million in first quarter 2009.  As of September 30, 2010, Aon had not received any of the potential earn-out.

The operating results of all businesses classified as discontinued operations are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$—	$—	$—	$2

Income (loss) before income taxes:
Operations	$—	$(1)	$—	$4
Gain (loss) on sale:
AIS	—	—	—	86
Other	1	1	(38)	3
	1	—	(38)	93
Income taxes	1	(3)	(12)	38
Net income (loss)	$—	$3	$(26)	$55

Included in Other Gain (loss) on sale for the three and nine months ended September 30, 2010 is a $38 million expense for the settlement of legacy litigation related to the Buckner vs. Resource Life matter.  See Note 16 “Commitments and Contingencies” for further information.

6.  Goodwill and Other Intangible Assets

The changes in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2010 are as follows (in millions):

	Risk and Insurance Brokerage Services	Consulting	Total
Balance as of December 31, 2009	$5,693	$385	$6,078
Goodwill related to current year acquisitions	15	14	29
Goodwill related to disposals	(2)	—	(2)
Goodwill related to prior year acquisitions	(12)	1	(11)
Foreign currency revaluation	(120)	2	(118)
Balance as of September 30, 2010	$5,574	$402	$5,976

Other intangible assets by asset class are as follows (in millions):

	September 30, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets with indefinite lives:
Trademarks	$136	$—	$136	$—

Intangible assets with finite lives:
Trademarks	3	—	—	—
Customer related and contract based	792	295	757	234
Marketing, technology and other	386	268	376	244
	$1,317	$563	$1,269	$478

Amortization expense on intangible assets was $30 million and $86 million for the three and nine months ended September 30, 2010, respectively.  Amortization expense on intangible assets was $24 million and $69 million for the three and nine months ended September 30, 2009, respectively.  As of September 30, 2010, the estimated amortization for intangible assets is as follows (in millions):

Remainder of 2010	$32
2011	109
2012	97
2013	86
2014	76
Thereafter	218
$618

7.  Restructuring

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its acquisition of Benfield in 2008.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations, of which 625 jobs have been eliminated as of September 30, 2010.  Additionally, duplicate space and assets will be abandoned.  The Company currently estimates the Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $75 million has been recorded in earnings to date, and an estimated additional $25 million will be recorded in future earnings.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  The Company recorded $5 million and $20 million of restructuring and related charges in the three and nine months ended September 30, 2010, respectively.   The Company recorded $15 million and $45 million of restructuring and related charges in the three and nine months ended September 30, 2009, respectively. Total payments of $95 million have been made under this Plan to date.

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

The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield plan (in millions):

	Actual
	Purchase Price Allocation	2009	Third Quarter 2010	Nine Months 2010	Total to Date	Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$3	$11	$81	$95
Lease consolidation	22	14	2	7	43	50
Asset impairments	—	2	—	1	3	6
Other costs associated with restructuring (2)	1	1	—	1	3	4
Total restructuring and related expenses	$55	$55	$5	$20	$130	$155

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

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The implementation of the 2007 Plan is substantially complete and the Company does not expect to incur additional expenses.  The 2007 Plan includes an estimated 4,700 job eliminations.  As of September 30, 2010, approximately 4,550 positions have been eliminated.  The Company has closed or consolidated several offices resulting in sublease losses or lease buy-outs.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  The Company recorded $3 million and $95 million of restructuring and related charges in the three and nine months ended September 30, 2010, respectively. The Company recorded $84 million and $192 million of restructuring and related charges in the three and nine months ended September 30, 2009, respectively.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.

No further expenses are expected to be incurred through the end of the restructuring initiative.  The following summarizes the restructuring and related expenses by type that have been incurred in the 2007 Plan (in millions):

	Actual
	2007	2008	2009	Third Quarter 2010	Nine Months 2010	Total Cost
Workforce reduction	$17	$166	$251	$1	$74	$508
Lease consolidation	22	38	78	1	14	152
Asset impairments	4	18	15	—	2	39
Other costs associated with restructuring (1)	3	29	13	1	5	50
Total restructuring and related expenses	$46	$251	$357	$3	$95	$749

(1) Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

The following summarizes the restructuring and related expenses by segment that have been incurred in the 2007 Plan (in millions):

	Actual
	2007	2008	2009	Third Quarter 2010	Nine Months 2010	Total Cost
Risk and Insurance Brokerage Services	$41	$234	$322	$3	$86	$683
Consulting	5	17	35	—	9	66
Total restructuring and related expenses	$46	$251	$357	$3	$95	$749

Restructuring Liabilities

As of September 30, 2010, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Benfield Plan	2007 Plan	2005 Plan	Total
Balance at January 1, 2009	$104	$101	$28	$233
Expensed in 2009	53	342	(1)	394
Cash payments in 2009	(67)	(248)	(12)	(327)
Purchase accounting adjustment	(49)	—	—	(49)
Foreign exchange translation	4	7	1	12
Balance at December 31, 2009	45	202	16	263
Expensed in 2010	19	93	—	112
Cash payments in 2010	(28)	(132)	(6)	(166)
Foreign exchange translation & other	(6)	(7)	2	(11)
Balance at September 30, 2010	$30	$156	$12	$198

Aon’s unpaid restructuring liabilities are included in Accounts payable and accrued liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

8.  Investments

The Company earns income on cash balances and investments, as well as on premium trust balances that Aon maintains for premiums collected from insureds but not yet remitted to insurance companies.  The premium trust balances are not owned by Aon, and cannot be used for general corporate purposes.  These balances, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  Premium trust balances are included in Fiduciary assets in the Condensed Consolidated Statements of Financial Position.  Fiduciary assets included cash and investments of approximately $3.8 billion and fiduciary receivables of $5.7 billion at September 30, 2010.  Fiduciary assets included cash and investments of $3.3 billion and fiduciary receivables of $7.5 billion at December 31, 2009.

The Company’s interest-bearing and other investment assets are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$335	$217
Short-term investments	2,114	422
Fiduciary assets	3,793	3,329
Investments	301	319
	$6,543	$4,287

The Company’s investments are as follows (in millions):

	September 30, 2010	December 31, 2009
Equity method investments	$176	$113
Other investments at cost	110	103
Fixed-maturities at fair value	15	16
PEPS I preferred stock	—	87
	$301	$319

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

As part of the original transaction, Aon is required to purchase from PEPS I additional securities equal to the unfunded LP commitments, as they are requested.  These securities are rated below investment grade. Aon funded $1 million in commitments through the nine months ended September 30, 2010.  As of September 30, 2010, the unfunded commitments were $41 million.  The commitments have specific expiration dates and the general partners may decide not to draw on these commitments.

Unconsolidated Variable Interest Entities

At September 30, 2010, Aon held a 36% interest in Juniperus Insurance Opportunity Fund Limited (Juniperus), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks.  Aon has concluded that Juniperus is a VIE.  However, Aon has concluded that it is not the primary beneficiary as it lacks the power to direct the activities of Juniperus that most significantly impact economic performance.  The investment in Juniperus is accounted for using the equity method of accounting.

Aon’s potential loss at September 30, 2010 is limited to its investment in Juniperus of $68 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.  Aon has not provided any financing to Juniperus other than previously contractually required amounts.

10.               Debt

The following is a summary of outstanding debt (in millions):

	September 30,	December 31,
	2010	2009
6.25% EUR 500 debt securities due July 2014, including $15 and $4 fair value hedge	$690	$725
8.205% Junior subordinated deferrable interest debentures due January 2027	687	687
5.05% CAD 375 debt securities due April 2011	366	357
7.375% Debt securities due December 2012	224	224
3.50% Senior notes due September 2015	597	—
5.00% Senior notes due September 2020	598	—
6.25% Senior notes due September 2040	297	—
Term Loan Credit Facility	—	—
Euro credit facility	233	—
Notes payable, due in varying installments, with interest at 1% to 11.5%	49	11
Other	15	4
Total debt	3,756	2,008
Less short-term and current portion of long-term debt	610	10
Total long-term debt	$3,146	$1,998

On August 13, 2010, in connection with the acquisition of Hewitt (see Note 18 “Subsequent Events — Hewitt Acquisition”) Aon entered into an unsecured three-year Term Credit Agreement (the “Term Loan Credit Facility”), which provided unsecured term loan financing of up to $1.0 billion.  This Term Loan Credit Facility has an interest rate of LIBOR + 2.5%.  At September 30, 2010, there were no borrowings under this facility.  The Company borrowed $1.0 billion under this facility on October 1, 2010 to finance a portion of the Hewitt purchase price.  At September 30, 2010, the Company had $26 million of deferred financing costs associated with the Term Loan Credit Facility that will be amortized over the term of the loan.  Concurrent with entering into the Term Loan Credit Facility, the Company also entered into a Senior Bridge Term Loan Credit Agreement which provided unsecured bridge financing of up to $1.5 billion (the “Bridge Loan Facility”) to finance a portion of the Hewitt purchase price.

In lieu of drawing under the Bridge Loan Facility, on September 7, 2010, Aon entered into an Underwriting Agreement (the “Underwriting Agreement”) with several underwriters with respect to the offering and sale by the Company of $600 million aggregate principal amount of its 3.50% Senior Notes due 2015 (the “2015 Notes”), $600 million aggregate principal amount of its 5.00% Senior Notes due 2020 (the “2020 Notes”) and $300 million aggregate principal amount of its 6.25% Senior Notes due 2040 (the “2040 Notes” and, together with the 2015 Notes and 2020 Notes, the “Notes”) under the Company’s Registration Statement on Form S-3. All of these Notes are unsecured and, at September 30, 2010, the Company had $12 million of deferred financing costs associated with the Notes that will be amortized over the respective term of each note. Following the issuance of these Notes, on September 15, 2010, the Bridge Loan Facility was terminated and the Company recorded $14 million of related deferred financing costs in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010.

The net proceeds from the sale of the Notes were deposited into an escrow account and were to be held until the Hewitt transaction was consummated or terminated, in which case the escrowed funds would have been used to fund in part a mandatory redemption of the Notes.  Consequently, at September 30, 2010, the net proceeds are included as restricted balances in Short-term investments in the Condensed Consolidated Statements of Financial Position.  On October 1, 2010, the net proceeds were used to finance a portion of the Hewitt purchase price.

Certain of Aon’s European subsidiaries had a €650 million ($877 million at September 30, 2010 exchange rates) multi-currency revolving loan credit facility which matured in October 2010 (the “2005 Facility”).  Commitment fees of 8.75 basis points were payable on the unused portion of the facility. At September 30, 2010, $233 million was drawn under the 2005 Facility and was classified as Short-term debt. This borrowing was repaid in full by October 7, 2010. Aon guaranteed the obligations of its subsidiaries with respect to this facility.  On October 15, 2010, the Company entered into a new €650 million multi-currency revolving loan credit facility (the “2010 Facility”) which replaced the existing 2005 Facility.  The 2010 Facility expires in October 2015 and has similar terms and conditions as the previous facility.

At June 30, 2010, Aon reclassified its 5.05% CAD 375 million ($366 million at September 30, 2010 exchange rates) debt securities to Short-term debt in the Condensed Consolidated Statements of Financial Position as the due date of the securities, April 2011, is less than one year from the balance sheet date.

As a result of adopting the new guidance on VIEs and consolidating PEPS I effective January 1, 2010, Aon recorded $47 million of long-term debt in the Condensed Consolidated Statements of Financial Position as of September 30, 2010.

There are a number of covenants associated with both the Company’s U.S. and Euro facilities, the most significant of which require Aon to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1.  Aon was in compliance with all debt covenants as of September 30, 2010.

Repayments of long-term debt are as follows (in millions):

2011	$51
2012	229
2013	3
2014	680
Thereafter	2,183
$3,146

11.  Stockholders’ Equity

Common Stock

Under the share repurchase program begun in 2005, Aon’s Board of Directors has authorized the Company to repurchase up to $4.6 billion of its outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available cash.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  In third quarter 2010, Aon did not repurchase any shares.  In the first nine months of 2010, Aon repurchased 2.4 million shares at a cost of $100 million.  Since the inception of this share repurchase program, the Company has repurchased a total of 108.3 million shares for an aggregate cost of $4.4 billion.  As of September 30, 2010, the Company was authorized to purchase up to $165 million of additional shares under this stock repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

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

In the first nine months of 2010, Aon reissued 6.8 million shares of treasury stock for employee benefit plans and 273,000 shares of treasury stock in connection with employee stock purchase plans.  No new shares of common stock were issued for employee benefit plans during the first nine months of 2010.  In the first nine months of 2009, Aon issued 966,000 new shares of common stock for employee benefit plans and reissued approximately 7.2 million shares of treasury stock for employee benefit plans and 411,000 shares in connection with employee stock purchase plans.

On October 1, 2010 the Company issued approximately 61 million shares of common stock as consideration for part of the purchase price of Hewitt. In addition, as part of the consideration, outstanding Hewitt stock options were converted into options to purchase 4.5 million shares of Aon’s common stock.

Participating Securities

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore, should be included in computing basic and diluted earnings per share using the two class method.  Certain of Aon’s restricted stock awards allow the holder to receive a non-forfeitable dividend equivalent.  Income from continuing operations, (Loss) income from discontinued operations and Net income, attributable to participating securities, were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income from continuing operations	$3	$3	$11	$12
(Loss) income from discontinued operations	—	—	(1)	1
Net income	$3	$3	$10	$13

Weighted average shares outstanding are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Shares for basic earnings per share (1)	278.7	283.8	277.6	284.5
Common stock equivalents	3.5	8.3	4.3	7.7
Shares for diluted earnings per share	282.2	292.1	281.9	292.2

(1) Includes 5.8 million and 6.6 million of participating securities for the three months ended September 30, 2010 and 2009, respectively, and 6.1 million and 7.0 million of participating securities for the nine months ended September 30, 2010 and 2009, respectively.

Certain common stock equivalents, primarily related to options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 5 million for the three and nine months ended September 30, 2010 and 2009.

Comprehensive Income (Loss)

The components of comprehensive income, net of related tax, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$147	$134	$491	$574
Net derivative gains (losses)	2	(12)	(24)	6
Net unrealized investment losses	—	(1)	—	(10)
Net foreign currency translation adjustments	207	87	(66)	227
Net post-retirement benefit obligations	13	11	68	71
Comprehensive income	369	219	469	868
Less: Comprehensive income attributable to noncontrolling interests	5	17	16	29
Comprehensive income attributable to Aon stockholders	$364	$202	$453	$839

The components of Accumulated other comprehensive loss, net of related tax, are as follows (in millions):

	September 30, 2010	January 1, 2010 (1)	December 31, 2009
Net derivative losses	$(24)	$—	$—
Net unrealized investment gains	—	—	44
Net foreign currency translation adjustments	235	301	301
Net post-retirement benefit obligations	(1,952)	(2,020)	(2,020)
Accumulated other comprehensive loss, net of tax	$(1,741)	$(1,719)	$(1,675)

(1) Reflects impact of adopting new accounting guidance which resulted in the consolidation of PEPS I effective January 1, 2010.

12.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended September 30,
	U.S.		International
	2010	2009	2010	2009
Service cost	$—	$—	$3	$5
Interest cost	32	31	61	62
Expected return on plan assets	(30)	(25)	(60)	(61)
Amortization of prior-service cost	—	—	—	—
Amortization of net loss	7	6	14	10
Net periodic benefit cost	$9	$12	$18	$16

	Nine months ended September 30,
	U.S.		International
	2010	2009	2010	2009
Service cost	$—	$—	$9	$13
Interest cost	93	93	183	174
Expected return on plan assets	(89)	(76)	(177)	(172)
Amortization of prior-service cost	—	(1)	—	1
Amortization of net loss	18	23	40	29
Net periodic benefit cost	$22	$39	$55	$45

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

Based on current assumptions, in 2010, Aon plans to contribute $27 million and $255 million to its U.S. and material international defined benefit pension plans, respectively.  As of September 30, 2010, contributions of $20 million and $201 million have been made to its U.S. and material international defined benefit pension plans, respectively.

13.  Stock Compensation Plans

The following table summarizes stock compensation expense recognized in continuing operations in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Restricted stock units (“RSUs”)	$29	$32	$99	$96
Performance plans	10	21	51	37
Stock options	3	4	13	17
Employee stock purchase plans	1	1	3	3
Total stock compensation expense	$43	$58	$166	$153

During the first half of 2009, the Company converted its stock administration system to a new service provider.  In connection with this conversion, a reconciliation of the methodologies utilized was performed, which resulted in a $12 million reduction of expense for the nine months ended September 30, 2009.

Stock Awards

During the first nine months of 2010, the Company issued approximately 1.7 million shares in connection with the completion of the 2007 Leadership Performance Plan (“LPP”) cycle.  During the first nine months of 2009, the Company issued approximately 2 million shares in connection with the completion of the 2006 LPP cycle.  In addition, the Company issued approximately 3.3 and 3.5 million restricted shares in connection with the Company’s incentive compensation plans during the first nine months of 2010 and 2009, respectively.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Nine months ended September 30,
	2010		2009
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	12,850	$36	14,060	$35
Granted	4,984	39	5,508	38
Vested	(6,288)	35	(6,026)	35
Forfeited	(412)	38	(408)	37
Non-vested at end of period	11,134	38	13,134	36

(1)          Represents weighted average fair value per share of award at date of grant.

Information regarding Aon’s performance-based plans is as follows (shares in thousands, dollars in millions):

	As of September 30,
	2010	2009
Potential RSUs to be issued based on current performance levels	4,883	6,623
Unamortized expense, based on current performance levels	$107	$136

Stock Options

The weighted average assumptions used to determine fair values, the weighted average expected life and weighted average estimated fair value per share of employee stock options granted are summarized as follows:

	Three months ended September 30,
	2010	2009
	All Other Options	All Other Options	Special Stock Plan Options
Weighted average volatility	27.8%	29.9%	29.9%
Expected dividend yield	1.6%	1.6%	1.6%
Risk-free rate	2.2%	3.0%	2.7%

Weighted average expected life, in years	6.1	6.5	5.6
Weighted average estimated fair value per share	$9.13	$10.95	$10.24

	Nine months ended September 30,
	2010	2009
	All Other Options	LPP Options	Special Stock Plan Options	All Other Options
Weighted average volatility	28.5%	35.5%	35.0%	32.0%
Expected dividend yield	1.6%	1.3%	1.5%	1.5%
Risk-free rate	3.0%	1.5%	1.9%	2.6%

Weighted average expected life, in years	6.1	4.4	5.6	6.5
Weighted average estimated fair value per share	$10.37	$12.19	$12.01	$12.34

Beginning in the first quarter 2010, the Company eliminated the grant of options under two of its key equity award programs, the LPP and the Special Stock Plan, in order to manage share usage and expense.  During the first nine months of 2009, the Company granted approximately 1 million stock options at $39 per share in connection with the 2009 LPP Plan and approximately 500,000 stock options at $37 per share in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2010		2009
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	15,937	$33	19,666	$31
Granted	142	38	1,468	38
Exercised	(2,382)	30	(3,855)	27
Forfeited and expired	(402)	34	(743)	38
Outstanding at end of period	13,295	33	16,536	33
Exercisable at end of period	10,535	32	10,365	31

The weighted average remaining contractual life of outstanding options was 3.6 years and 4.3 years at September 30, 2010 and 2009, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $39.11 as of September 30, 2010, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2010, the aggregate intrinsic value of options outstanding was $88 million, of which $85 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Aggregate intrinsic value of stock options exercised	$5	$17	$26	$55
Cash received from the exercise of stock options	12	37	71	104
Tax benefit realized from the exercise of stock options	—	2	4	15

Unamortized deferred compensation expense, which includes both options and awards, amounted to $285 million as of September 30, 2010, with a remaining weighted average amortization period of approximately 2.0 years.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions, and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties.  As of September 30, 2010, all derivative liability positions were entered into pursuant to terms of ISDA master agreements, and were free of credit risk contingent features.  In addition, Aon has received collateral of $43 million from counterparties and pledged collateral of $17 million to counterparties for derivatives subject to collateral support arrangements as of September 30, 2010, which are recorded in Other long-term liabilities in the Condensed Consolidated Statement of Financial Position.

Foreign Exchange Risk Management

Aon and its subsidiaries are exposed to foreign exchange risk when they receive revenues, pay expenses, or enter into intercompany loans denominated in a currency that differs from their functional currency.  Aon uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  Aon has hedged these exposures up to six years in the future.  Aon has designated foreign exchange derivatives with a notional amount of $2.0 billion at September 30, 2010 as cash flow hedges of these exposures.  As of September 30, 2010, a $29 million pretax loss has been deferred to Other comprehensive income (“OCI”) related to these hedges, of which $21 million is expected to be reclassified to earnings in the next twelve months.  These hedges had no material ineffectiveness in either the first nine months of 2010 or 2009.  As of September 30, 2010, Aon also has $134 million notional amount of foreign exchange derivatives not designated or qualifying as cash flow hedges offsetting its exposures to foreign exchange risks.

Aon also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to four years in the future, to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon’s foreign operations, and to manage the currency exposure of Aon’s global liquidity profile for one year in the future.  As of September 30, 2010, the notional amount outstanding related to net investments in foreign operations was $1.7 billion and a $74 million gain has been deferred to OCI related to this hedge.  This hedge had no ineffectiveness in either the first nine months of 2010 or 2009. The notional amount related to the translation and currency exposure was $32 million at September 30, 2010, however, these derivatives are not eligible for hedge accounting treatment.

Interest Rate Risk Management

Aon holds variable rate short-term brokerage and other operating deposits. Aon uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to three years in the future.  Aon has designated interest rate derivatives with a notional amount of $572 million at September 30, 2010 as cash flow hedges of this exposure.  As of September 30, 2010, a $2 million pretax gain has been deferred to OCI related to this hedge, all of which is expected to be reclassified to earnings during the next twelve months.  This hedge had no material ineffectiveness in either the first nine months of 2010 or 2009.

In August 2010, Aon entered into forward starting swaps with a total notional of $500 million to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest expense cash flows related to the anticipated issuance of fixed rate debt in September 2010.  Aon designated the forward starting swaps as a cash flow hedge of this exposure and terminated the positions when the debt was issued.  As of September 30, 2010, a $13 million pretax loss had been deferred to OCI related to these hedges, of which $1 million is expected to be reclassified to earnings during the next twelve months.  These hedges had no material ineffectiveness.

In 2009, a subsidiary of Aon issued €500 million ($675 million at September 30, 2010 exchange rates) of fixed rate debt due on July 1, 2014.  Aon is exposed to changes in the fair value of the debt due to interest rate fluctuations.  Aon uses receive-fixed-pay-floating interest rate swaps to reduce its exposure to the effects of interest rate fluctuations on the fair value of the debt.  Aon has designated interest rate swaps with a notional amount of €250 million ($337 million at September 30, 2010 exchange rates) at September 30, 2010 as a fair value hedge of this exposure.  This hedge did not have any ineffectiveness in either the first nine months of 2010 or 2009.

As of September 30, 2010, the fair values of derivative instruments are as follows (in millions):

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives accounted for as hedges:
Interest rate contracts	Other assets	$20	Other liabilities	$—
Foreign exchange contracts	Other assets	199	Other liabilities	169
Total		219		169

Derivatives not accounted for as hedges:
Foreign exchange contracts	Other assets	1	Other liabilities	3
Total		$220		$172

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 are as follows (in millions):

Three months ended September 30, 2010	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$(12)	Investment income	$4
Foreign exchange contracts	41	Other general expenses and Interest expense	22
Total	$29		$26

Foreign net investment hedges:
Foreign exchange contracts	$(131)	N/A	$—

Three months ended September 30, 2010	Amount of Gain (Loss) Recognized in Income on Derivative	Hedged item in Fair Value Hedge Relationships	Amount of Gain (Loss) Recognized in Income on Related Hedged Item	Location of Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Fair value hedges:
Foreign exchange contracts	$(2)	Fixed rate debt	$2	Interest expense

Nine months ended September 30, 2010	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$(10)	Investment income	$15
Foreign exchange contracts	(99)	Other general expenses and Interest expense	(84)
Total	$(109)		$(69)

Foreign net investment hedges:
Foreign exchange contracts	$74	N/A	$—

Nine months ended September 30, 2010	Amount of Gain (Loss) Recognized in Income on Derivative	Hedged item in Fair Value Hedge Relationships	Amount of Gain (Loss) Recognized in Income on Related Hedged Item	Location of Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Fair value hedges:
Foreign exchange contracts	$10	Fixed rate debt	$(9)	Interest expense

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 are as follows (in millions):

Three months ended September 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$6	Investment income	$8
Foreign exchange contracts	(1)	Other general expenses and Interest expense	16
Total	$5		$24

Foreign net investment hedges:
Foreign exchange contracts	$(52)	N/A	$—

Three months ended September 30, 2009	Amount of Gain (Loss) Recognized in Income on Derivative	Hedged item in Fair Value Hedge Relationships	Amount of Gain (Loss) Recognized in Income on Related Hedged Item	Location of Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Fair value hedges:
Foreign exchange contracts	$7	Fixed rate debt	$(6)	Interest expense

Nine months ended September 30, 2009	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$14	Investment income	$27
Foreign exchange contracts	(3)	Other general expenses and Interest expense	(26)
Total	$11		$1

Foreign net investment hedges:
Foreign exchange contracts	$(86)	N/A	$—

Nine months ended September 30, 2009	Amount of Gain (Loss) Recognized in Income on Derivative	Hedged item in Fair Value Hedge Relationships	Amount of Gain (Loss) Recognized in Income on Related Hedged Item	Location of Gain (Loss) Recognized in Income on Derivative and Related Hedged Item
Fair value hedges:
Foreign exchange contracts	$7	Fixed rate debt	$(6)	Interest expense

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for both the three months and nine months ended September 30, 2010 and 2009 was negligible.

Aon recorded a gain of $3 million and a loss of $7 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges for the three months ended September 30, 2010 and 2009, respectively.  Aon recorded a gain of $7 million and a loss of $13 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges for the nine months ended September 30, 2010 and 2009, respectively.

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

The following table presents, for each of the fair-value hierarchy levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	September 30, 2010	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$3,809	$3,782	$27	$—
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	20	—	20	—
Foreign exchange contracts	152	—	152	—

Liabilities:
Derivatives
Foreign exchange contracts	124	—	124	—
Guarantees	4	—	—	4

(1) Includes $3,782 million of money market funds and $27 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 for additional information regarding the Company’s investments.

The following table presents the changes in the Level 3 fair-value category for the three months ended September 30, 2010 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other
	Investments	Guarantees
Balance at June 30, 2010	$21	$(4)
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	1	—
Purchases and sales	(10)	—
Transfers	—	—
Balance at September 30, 2010	$12	$(4)

The following table presents the changes in the Level 3 fair-value category for the nine months ended September 30, 2010 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other
	Investments	Guarantees
Balance at December 31, 2009	$100	$(4)
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases and sales	(1)	—
Transfers (1)	(87)	—
Balance at September 30, 2010	$12	$(4)

(1) Transfers represent the removal of the investment in PEPS I preferred stock as a result of consolidating PEPS I on January 1, 2010.  See Note 9 for further information.

There are no realized or unrealized gains or losses related to assets and liabilities measured at fair value using level three inputs included in income for either the three or nine months ended September 30, 2010.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$3,146	$3,314	$1,998	$2,086

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

At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York (“NYAG”) and other regulators, purported classes of clients filed civil litigation against Aon and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories.  The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California.  In the New Jersey actions, the Court dismissed plaintiffs’ federal antitrust and RICO claims in separate orders in August and October 2007, respectively.  In August 2010, the U.S. Court of Appeals for the Third Circuit affirmed the dismissals of most, but not all, of the claims.  Aon believes it has meritorious defenses and intends to vigorously defend itself against the remaining claims.  The outcome of these lawsuits, and any losses or other payments that may occur as a result, cannot be predicted at this time.

Also at the time of the NYAG investigation, putative classes filed actions against Aon in the U.S. District Court for the Northern District of Illinois under the federal securities laws and ERISA. Plaintiffs in the federal securities class action originally submitted purported expert reports estimating a range of alleged damages of $353 million to $490 million, and plaintiffs in the ERISA class actions originally submitted revised purported expert reports estimating a range of alleged damages of $74 million to $349 million.  To protect against the uncertain outcome of litigation and to contain exposure to the Company, Aon settled the securities suit for $30 million in 2009 and later the ERISA suit for $1.8 million.  On November 24, 2009, the Court entered a final order approving the securities settlement and dismissing the securities suit.  On September 15, 2010, the Court entered a final order approving the ERISA settlement and dismissing the lawsuit.  No appeals were taken from that order.

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

A putative class action, Buckner v Resource Life, was filed in state court in Columbus, Georgia, against a former subsidiary of Aon, Resource Life Insurance Company.  The complaint alleged that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premiums to policyholders whose loans terminated before the end of their scheduled terms.  In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life’s buyer in certain respects relating to this action.  In October 2009, the court certified a nationwide class of policyholders whose loans terminated before the end of their scheduled terms and who Resource Life cannot prove received a refund of unearned premium.  Resource Life took an appeal from that decision.  Also in October 2009, Aon filed a lawsuit in Illinois state court seeking a declaratory judgment with respect to the rights and obligations of Aon and Resource Life under the indemnity agreement.  In July 2010, Aon entered into settlements of both cases, subject to providing notice to the Buckner class and obtaining court approval of the Buckner settlement.  Aon agreed to pay $47,750,000 on Resource Life’s behalf in complete settlement with the plaintiff class in Buckner, of which a pretax expense of $37,750,000 was reflected in Income (loss) from discontinued operations before income taxes in the second quarter 2010 Condensed Consolidated Statements of Income.  A portion of this payment may be returned to Aon if checks are undeliverable or some class members do not cash their settlement payments.  Subject to certain limitations, the return payment, if any, would be divided 50% to Aon and 50% to a fund to be used for charitable purposes.  Additionally, the settlement agreement with Resource Life provides potential future benefits from Resource Life.  At this time, the amount of future payments, if any, cannot be determined and Aon will record any such amounts when they are determinable.  The Georgia court has set a hearing for final approval of the settlement for November 22, 2010.

A retail insurance brokerage subsidiary of Aon provides insurance brokerage services to Northrop Grumman Corporation (“Northrop”).  This Aon subsidiary placed Northrop’s excess property insurance program for the period covering 2005.  Northrop suffered a substantial loss in August 2005 when Hurricane Katrina damaged Northrop’s facilities in the Gulf states.  Northrop’s excess insurance carrier, Factory Mutual Insurance Company (“Factory Mutual”), denied coverage for the claim pursuant to a flood exclusion.  Northrop sued Factory Mutual in the United States District Court for the Central District of California and later sought to add this Aon subsidiary as a defendant, asserting that if Northrop’s policy with Factory Mutual does not cover the losses suffered by Northrop stemming from Hurricane Katrina, then this Aon subsidiary will be responsible for Northrop’s losses.  On August 26, 2010, the court granted in large part Factory Mutual’s motion for partial summary judgment regarding the applicability of the flood exclusion.  Northrop retains the right to appeal from that decision.  The court also denied Northrop’s motion to add this Aon subsidiary as a defendant in the federal lawsuit.  Northrop retains the rights either to appeal that decision or to file suit against this Aon subsidiary in state court.  Aon believes that it has meritorious defenses and will vigorously defend itself if a lawsuit is filed.

The outcome of any lawsuit, and the amount of any losses or other payments that may result, cannot be predicted at this time.

Another retail insurance brokerage subsidiary of Aon has been sued in Tennessee state court by a client, Opry Mills Mall Limited Partnership, that sustained flood damage to its property in May 2010.  The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage.  The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone.  The client seeks full coverage from the insurers for the loss and sues this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage.  Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.  The outcome of the lawsuit, and any losses or other payments that may occur as a result, cannot be predicted at this time.

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

Aon has total letters of credit (“LOCs”) outstanding for $60 million at September 30, 2010.  These LOCs secure deductible retentions for the Company’s workers compensation program, cover the beneficiaries related to its Canadian pension plan scheme, secure one of its U.S. pension plans, and cover contingent payments for taxes and other business obligations to third parties.  Aon has also issued various other guarantees for miscellaneous purposes at its international subsidiaries.  Amounts are accrued in the consolidated financial statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts.  The estimated exposure with respect to such contractual contingent guarantees was approximately $6 million at September 30, 2010.

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

Aon’s total revenue is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk and Insurance Brokerage Services	$1,484	$1,485	$4,658	$4,605
Consulting	321	308	960	917
Intersegment elimination	(4)	(8)	(15)	(20)
Total operating segments	1,801	1,785	5,603	5,502
Unallocated	—	9	—	20
Total revenue	$1,801	$1,794	$5,603	$5,522

Commissions, fees and other revenue by product are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Retail brokerage	$1,108	$1,090	$3,508	$3,400
Reinsurance brokerage	361	379	1,108	1,146
Total Risk and Insurance Brokerage
Services Segment	1,469	1,469	4,616	4,546
Consulting services	268	262	808	776
Outsourcing	53	46	151	140
Total Consulting Segment	321	308	959	916
Intersegment elimination	(4)	(8)	(15)	(20)
Unallocated	—	9	—	20
Total commissions, fees and other revenue	$1,786	$1,778	$5,560	$5,462

Fiduciary investment income by segment is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk and Insurance Brokerage Services	$15	$16	$42	$59
Consulting	—	—	1	1
Total fiduciary investment income	$15	$16	$43	$60

A reconciliation of segment operating income to total income from continuing operations before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Risk and Insurance Brokerage Services	$258	$182	$820	$706
Consulting	54	33	148	144
Unallocated revenue	—	9	—	20
Unallocated expenses	(49)	(30)	(164)	(90)
Total operating income	263	194	804	780
Interest income	4	3	9	10
Interest expense	(50)	(32)	(117)	(87)
Other (expense) income	(9)	13	3	28
Income from continuing operations before income taxes	$208	$178	$699	$731

Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues are eliminated in computing consolidated revenues.  Consolidated revenue by geographic area is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
United States	$700	$675	$2,084	$2,030
Americas other than U.S.	232	212	679	629
United Kingdom	299	337	884	958
Europe, Middle East and Africa	393	409	1,455	1,460
Asia Pacific	177	161	501	445
Total	$1,801	$1,794	$5,603	$5,522

18.  Subsequent Event — Hewitt Acquisition

On October 1, 2010 (the “Acquisition Date”), Aon acquired all of the outstanding equity of Hewitt Associates, Inc. (“Hewitt”) pursuant to an Agreement and Plan of Merger dated July 11, 2010 (the “Merger Agreement”) in a cash-and-stock transaction valued at approximately $4.9 billion (the “Acquisition”).

Hewitt provides leading organizations around the world with expert human resources consulting and outsourcing solutions to help them anticipate and solve their most complex benefits, talent, and related financial challenges.  Hewitt works with companies to design, implement, communicate, and administer a wide range of human resources, retirement, investment management, health care, compensation, and talent management strategies.  Hewitt will be merged with Aon’s existing consulting and outsourcing operations (Aon Consulting), and will operate globally under the newly created Aon Hewitt brand.

Under the terms of the Merger Agreement, each share of Class A common stock, par value $0.01 per share, of Hewitt (“Hewitt Common Stock”) outstanding immediately prior to the Acquisition Date was converted into the right to receive, at the election of each of the holders of Hewitt Common Stock, (i) 0.6362 of a share of common stock, par value $1.00 per share, of Aon (“Aon Common Stock”) and $25.61 in cash (the “Mixed Consideration”), (ii) 0.7494 shares of Aon Common Stock and $21.19 in cash (the “Stock Electing Consideration”), or (iii) $50.46 in cash (the “Cash Electing Consideration”). Pursuant to the terms of the Merger Agreement, the Cash Electing Consideration and the Stock Electing Consideration payable in the Merger were calculated based on the closing volume-weighted average price of Aon Common Stock on the NYSE for the period of ten consecutive trading days ended on September 30, 2010, which was $39.0545, and the Stock Electing Consideration was subject to automatic proration and adjustment to ensure that the total amount of cash paid and the total number of shares of Aon Common Stock issued by Aon in the Merger each represented approximately 50% of the aggregate merger consideration, taking into account the rollover of the Company’s stock options as described in the Merger Agreement.

In connection with the Acquisition, each outstanding unvested Hewitt stock option became fully vested and was converted into an option to purchase Aon Common Stock, with the same terms and conditions as the Hewitt stock option.  The number of shares of Aon Common Stock subject to each such converted stock option is equal to the number of shares of Hewitt common stock subject to such Hewitt stock option, multiplied by the exchange ratio of 1.2920 rounded down to the nearest whole share of Aon Common Stock.  As of October 1, 2010, there were approximately 4.5 million options to purchase Aon common stock issued to former holders of Hewitt stock options.  The exercise price per share for each such converted stock option will be equal to the per share exercise price specified in such Hewitt stock option divided by the exchange ratio of 1.2920 (rounded up to the nearest cent).

The final election results and the calculation of the consideration transferred to acquire Hewitt stock is as follows:

$ and common share data in millions, except per share data
Cash consideration
Cash electing consideration
Number of shares of Hewitt common shares outstanding as of September 30, 2010 electing cash consideration	7.8
Cash consideration per common share outstanding	$50.46
Total cash paid to Hewitt shareholders electing cash consideration	$394

Mixed consideration
Number of shares of Hewitt common shares outstanding as of September 30, 2010 electing mixed consideration or not making an election	44.4
Cash consideration per common share outstanding	$25.61
Total cash paid to Hewitt shareholders electing mixed consideration	$1,137

Stock electing consideration
Number of shares of Hewitt common shares outstanding as of September 30, 2010 electing stock consideration	43.7
Cash consideration per common share outstanding	$21.19
Total cash paid to Hewitt shareholders electing stock consideration	$926

Total cash consideration		$2,457

Stock consideration
Stock electing consideration
Number of shares of Hewitt common shares outstanding as of September 30, 2010 electing stock consideration	43.7
Exchange ratio	0.7494
Aon shares issued to Hewitt stockholders electing stock consideration	32.7

Mixed consideration
Number of shares of Hewitt common shares outstanding as of September 30, 2010 electing mixed consideration or not making an election	44.4
Exchange ratio	0.6362
Aon shares issued to Hewitt shareholders electing mixed consideration or not making an election	28.3

Total Aon common shares issued	61.0

Aon’s closing common share price as of October 1, 2010 (1)	$39.28

Total fair value of stock consideration		2,396

Fair value of Hewitt stock options converted to options to acquire Aon common stock (2)		77

Total fair value of cash and stock consideration		$4,930

(1)   The closing market price of Aon’s common stock on the acquisition date represents the fair value of shares issued as part of the consideration transferred.

(2)   Represents the fair value of Hewitt stock options converted into fully vested and exercisable options to purchase Aon common stock as a result of the Acquisition.  The fair value was determined using a lattice-binomial option-pricing model.

The Company financed the cash consideration portion of the Hewitt purchase price by drawing $1.0 billion under a three-year Term Loan Credit Facility and by issuing $1.5 billion of the Notes.  These items are detailed further in Note 10 “Debt”.

Due to significant limitations on access to Hewitt information prior to the Acquisition Date, and the limited time since the Acquisition Date, the initial accounting for the business combination is incomplete at this time.  As a result, the Company is unable to provide the amounts recognized as of the Acquisition Date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill.  Also, the Company is unable to provide the pro forma revenues and earnings of the combined entity.  This information will be included in Aon’s 2010 Annual Report on Form 10-K.

The Company has incurred certain acquisition, integration and financing costs associated with the transaction prior to the acquisition date that are reflected in the Condensed Consolidated Statements of Income ended September 30, 2010.  The Company has recorded $33 million of these Hewitt related costs in the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010, of which $19 million has been classified in Other General Expenses and $14 million has been classified in Interest Expense.  The Company’s Consulting Segment has recorded $1 million of these costs with the remaining expense unallocated for the three and nine months ended September 30, 2010.  However, the assets acquired and the liabilities assumed from Hewitt, the consideration paid to acquire Hewitt, as well as the results of Hewitt’s operations are not reflected in the Condensed Consolidated Financial Statements as of and for the three and nine month periods ended September 30, 2010.

On October 14, 2010, Aon announced a global restructuring plan in connection with the acquisition of Hewitt.  The restructuring plan, which will continue through the end of 2013, is intended to streamline operations across the combined Aon Hewitt organization.  The restructuring plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate lease rationalization costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY OF THIRD QUARTER AND FIRST NINE MONTHS 2010 FINANCIAL RESULTS

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

The following is our measure of performance against these three metrics for the third quarter and first nine months of 2010 on an adjusted basis:

•                  Organic revenue was unchanged for the quarter and declined 1% for the first nine months, as the current economic conditions continued to provide challenges, despite strong retention rates and new business growth in a number of geographies and product lines throughout the world.

•                  For the quarter, we achieved an adjusted operating margin of 16.1% for Aon overall, 17.9% for the Risk and Insurance Brokerage Services segment, and 17.1% for the Consulting segment.  For the first nine months, our adjusted operating margin was 17.6% for Aon overall, 19.9% for the Risk and Insurance Brokerage Services segment, and 16.5% for the Consulting segment.  For the first nine month period, effective expense management offset an organic decline in revenue in our Risk and Insurance Brokerage Services segment and lower fiduciary investment income.

•                  Achieved adjusted dilutive earnings per share from continuing operations of $0.61 for the quarter and $2.26 for the first nine months.  Despite a difficult business environment, we achieved solid operational performance and effective capital management.

Additionally, the following is a summary of our third quarter and first nine months 2010 financial results, presented in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). On October 1, 2010, we acquired Hewitt Associates, Inc. (“Hewitt”) so our results of operations for the three and nine month periods ending September 30, 2010 do not include the operating results of Hewitt, as discussed below under the caption “Hewitt Acquisition – Subsequent Event.”

•                  For the quarter, revenue was $1.8 billion, essentially even with the prior year, as the positive effect of acquisitions, mainly Allied North America, and organic revenue growth in the Consulting segment was partially offset by an unfavorable impact from foreign currency translation and an organic decline in revenue in our Risk and Insurance Brokerage Services segment.  Year-to-date, revenue increased $81 million, or 1%, to $5.6 billion, as the positive effect of foreign currency translation, recent acquisitions and organic revenue growth in the

Consulting segment was partially offset by a decline in organic revenue in our Risk and Insurance Brokerage Services segment and a $17 million decrease in fiduciary investment income due to the decline in global interest rates.

•                  Operating expenses for the quarter were $1.5 billion, $62 million, or 4%, lower than last year, as $91 million in lower restructuring costs, favorable foreign currency translation, benefits related to the 2007 and Aon Benfield restructuring programs and lower incentive compensation more than offset the inclusion of operating expenses related to recent acquisitions and $19 million of Hewitt acquisition and integration costs.  Operating expenses for the first nine months of 2010 were $4.8 billion, a 1% or $57 million increase over 2009.  The increase was driven principally by a pension curtailment gain of $83 million recognized in 2009 associated with the decision to cease crediting future benefits relating to salary and service in our U.S. defined benefit plan, the inclusion of operating expenses related to recent acquisitions, unfavorable foreign currency translation, a $49 million non-cash U.S. defined benefit pension plan expense in 2010 resulting from an adjustment to the market-related value of plan assets, and $19 million of Hewitt related acquisition and integration costs, which more than offset $122 million in lower restructuring charges, $13 million associated with 2009 Benfield integration costs, as well as restructuring and other operational expense savings.

•                  Our consolidated operating margin from continuing operations improved from 10.8% in third quarter 2009 to 14.6% in third quarter 2010.  The increase was primarily driven by a decline in restructuring costs and an increase in restructuring savings, partially offset by Hewitt acquisition and integration costs as noted above.  Our nine months 2010 consolidated operating margin was 14.3%, a 20 basis point increase from 14.1% in 2009.  The increase was principally driven by a decline in restructuring costs and increases in restructuring savings, partially offset by the pension curtailment gain recognized in 2009 and the 2010 pension adjustment noted above.

•                  Net income from continuing operations attributable to Aon stockholders increased 23%, or $27 million, from third quarter 2009 to $144 million.  For the first nine months of 2010, net income from continuing operations attributable to Aon stockholders was $501 million, an increase of $7 million, or 1%, from the comparable period in 2009.

•                  Diluted earnings per share from continuing operations attributable to Aon’s stockholders increased 28% to $0.51 per share in third quarter 2010, from $0.40 per share in third quarter 2009.  For the first nine months of 2010, diluted earnings per share from continuing operations attributable to Aon stockholders was $1.78 per share, an increase of $0.09 per share, or 5%, from the comparable period in 2009.

Hewitt Acquisition — Subsequent Event

On October 1, 2010 (the “Acquisition Date”), we completed the merger with Hewitt, one of the world’s leading human resource consulting and outsourcing companies.  Aon purchased all of the outstanding shares of Hewitt common stock in a cash-and-stock transaction valued at approximately $4.9 billion; of which the amount of cash paid and the total number of shares of stock issued by Aon each represented approximately 50% of the aggregate merger consideration (the “Acquisition”).  Hewitt will be merged with Aon’s existing consulting and outsourcing operations (Aon Consulting), and will operate globally under the newly created Aon Hewitt brand.

Hewitt provides leading organizations around the world with expert human resources consulting and outsourcing solutions to help them anticipate and solve their most complex benefits, talent, and related financial challenges.  Hewitt works with companies to design, implement, communicate, and administer a wide range of human resources, retirement, investment management, health care, compensation, and talent management strategies.

We believe Aon Hewitt creates a global leader in human capital solutions and services.  Aon Hewitt is expected to be a leading global brand as the premier Hewitt brand will be leveraged along with Aon’s client recognition as a leading employee benefits consulting firm.  The transaction will also utilize the complementary product and service portfolio across consulting, benefits administration and human resources business process outsourcing (“HR BPO”). The product portfolio will provide for significant cross-sell opportunities across business segments as will leveraging the combined client base of Hewitt’s predominantly large corporate client base with Aon’s predominantly middle market client base opportunities.

Prior to the Acquisition Date, we have taken certain actions and incurred certain costs associated with the acquisition that are reflected in our Consolidated Financial Statements as of September 30, 2010, including $1.5 billion in debt financing secured to partially fund the Acquisition.  However, because the Acquisition closed on October 1, 2010, the assets acquired and liabilities assumed from Hewitt, the full consideration paid to Hewitt, as well as the results of Hewitt’s operations, are not reflected in our Condensed Consolidated Financial Statements as of, and for, the three and nine months ended September 30, 2010.

In connection with the Acquisition, we entered into an unsecured three-year Term Credit Agreement of up to $1.0 billion (the “Term Loan Credit Facility”) and issued $1.5 billion in unsecured notes (the “Notes” and, together with the Term Loan Facility, the “Facilities”).  At September 30, 2010, we did not have any borrowings under the Term Loan Credit Facility.  The Notes consist of $600 million aggregate principal amount of 3.50% Notes due in 2015, $600 million aggregate principal amount of 5.00%  Notes due in 2020 and $300 million aggregate principal amount of 6.25% Notes due in 2040.  The Notes were issued prior to the Acquisition Date and the proceeds were deposited into an escrow account until the Acquisition Date. On the Acquisition Date, we also drew down the $1.0 billion available under the Term Loan Credit Facility and the proceeds from the Facilities were used to finance the cash consideration of the Acquisition, and to pay certain related fees and expenses.

We also issued approximately 61 million shares of common stock as consideration for part of the purchase price. In addition, as part of the consideration, outstanding Hewitt stock options were converted into options to purchase 4.5 million shares of our common stock. These additional shares and options will be included in the determination of our fully diluted shares in the fourth quarter.

On October 14, 2010, we announced a global restructuring plan in connection with our acquisition of Hewitt.  The restructuring plan, which will continue through the end of 2013, is intended to streamline operations across the combined Aon Hewitt organization.  The restructuring plan is expected to result in cumulative costs, to be recorded in the results of future operating periods, of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate lease rationalization costs.  An estimated 1,500 to 1,800 positions globally, predominately non-client facing, are expected to be eliminated as part of the plan.  The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annualized savings in 2013.

We expect to achieve approximately $355 million in annual cost savings across Aon Hewitt in 2013, including approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs. All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

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

Adjusted Operating Margins

We use adjusted operating margin as a measure of core operating performance of our Risk and Insurance Brokerage Services and Consulting businesses.  Adjusted operating margin excludes the impact of noteworthy items, including restructuring charges, the pension adjustment and Hewitt acquisition and integration costs.  Reconciliations of these non-GAAP items to the reported operating margins for the three and nine months ended September 30, 2010 are as follows (in millions):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Total Aon (1)	Risk and Insurance Brokerage Services	Consulting	Total Aon (1)	Risk and Insurance Brokerage Services	Consulting
Revenue - U.S. GAAP	$1,801	$1,484	$321	$5,603	$4,658	$960

Operating income - U.S. GAAP	263	258	54	804	820	148
Restructuring charges	8	8	—	115	106	9
Pension adjustment	—	—	—	49	—	—
Hewitt related costs	19	—	1	19	—	1
Operating income - as adjusted	$290	$266	$55	$987	$926	$158

Operating margins - U.S. GAAP	14.6%	17.4%	16.8%	14.3%	17.6%	15.4%
Operating margins - as adjusted	16.1%	17.9%	17.1%	17.6%	19.9%	16.5%

(1) Includes elimination of intersegment revenue and expenses.

Adjusted Diluted Earnings per Share

We also use adjusted diluted earnings per share as a measure of Aon’s core operating performance.  Adjusted diluted earnings per share excludes the impact of the operating income adjustments noted above and the Hewitt related costs included in Interest expense, along with related income taxes.  Reconciliations of this non-GAAP measure to the reported diluted earnings per share for the three and nine months ended September 30, 2010 are as follows (in millions except per share data):

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	U.S. GAAP	Adjustments	As Adjusted	U.S. GAAP	Adjustments	As Adjusted
Operating Income	$263	$27	$290	$804	$183	$987
Interest income	4	—	4	9	—	9
Interest expense	(50)	14	(36)	(117)	14	(103)
Other income (expense)	(9)	—	(9)	3	—	3
Income from continuing operations before income taxes	208	41	249	699	197	896
Income taxes	61	12	73	182	60	242
Income from continuing operations	147	29	176	517	137	654
Less: Net income attributable to the noncontrolling interests	3	—	3	16	—	16
Income from continuing operations attributable to Aon stockholders	$144	$29	$173	$501	$137	$638
Diluted earnings per share from continuing operations	$0.51	$0.10	$0.61	$1.78	$0.48	$2.26
Weighted average common shares outstanding - diluted	282.2	282.2	282.2	281.9	281.9	281.9

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

Summary of Results

The condensed consolidated results of operations follow (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Commissions, fees and other	$1,786	$1,778	$5,560	$5,462
Fiduciary investment income	15	16	43	60
Total revenue	1,801	1,794	5,603	5,522

Expenses:
Compensation and benefits	1,050	1,119	3,382	3,267
Other general expenses	488	481	1,417	1,475
Total operating expenses	1,538	1,600	4,799	4,742
Operating income	263	194	804	780
Interest income	4	3	9	10
Interest expense	(50)	(32)	(117)	(87)
Other (expense) income	(9)	13	3	28
Income from continuing operations before income taxes	208	178	699	731
Income taxes	61	47	182	212
Income from continuing operations	147	131	517	519
Income (loss) from discontinued operations, after-tax	—	3	(26)	55
Net income	147	134	491	574
Less: Net income attributable to noncontrolling interests	3	14	16	25
Net income attributable to Aon stockholders	$144	$120	$475	$549

Revenue

Total revenue increased $7 million in third quarter 2010, essentially unchanged from 2009, and increased $81 million, or 1%, on a year-to-date basis.  The quarterly increase reflects a $13 million, or 4%, increase in the Consulting segment, partially offset by a $9 million decline in unallocated revenue and a $1 million decrease in the Risk and Insurance Brokerage Services segment.  The $1 million decrease in the Risk and Insurance Brokerage Services segment was primarily driven by a 1% unfavorable impact from foreign currency translation, and an organic revenue decline of 1%, reflecting the ongoing global economic downturn, offset by a 2% increase from acquisitions, primarily Allied North America.  The 4% increase in the Consulting segment was driven by 4% organic revenue growth, reflecting strong growth in outsourcing and solid growth in compensation consulting and international health and benefits, a 2% increase from acquisitions offset by a 2% unfavorable impact from foreign currency translation.  In 2009, $9 million in unallocated revenue was received relating to our ownership in certain insurance investment funds acquired with Benfield.  In 2010, this investment is no longer consolidated in our financial statements.

The nine month increase of $81 million reflects a $53 million, or 1%, increase in the Risk and Insurance Brokerage Services segment and a $43 million, or 5%, increase in the Consulting segment, partially offset by a $20 million decline in unallocated revenue. The 1% increase in the Risk and Insurance Brokerage Services segment was primarily driven by a 2% favorable impact from foreign currency translation and a 2% increase from acquisitions, primarily Allied North America, partially offset by a 2% organic decline in revenue, reflecting the weak economic conditions globally, and a $17 million decline in fiduciary investment income due to the decline in global interest rates.  The 5% increase in the Consulting segment was driven by a 2% positive impact of foreign currency translation, a 2% increase from acquisitions, and 1% from organic revenue growth.  In 2009, $20 million in unallocated revenue was received relating to our ownership in certain insurance investment funds acquired with Benfield.  In 2010, this investment is no longer consolidated in our financial statements.

Compensation and Benefits

Compensation and benefits decreased $69 million, or 6%, over third quarter 2009.  This decrease reflects a $63 million, or 7%, decrease in the Risk and Insurance Brokerage Services segment and a $9 million, or 5% decrease in the Consulting segment, partially offset by a $3 million increase in unallocated expenses. In total, the $69 million decrease was primarily driven by lower restructuring costs, favorable foreign currency translation, and lower incentive compensation as well as continued savings from restructuring initiatives, partially offset by the inclusion of operating expenses from recent acquisitions. In both third quarter 2010 and 2009, discretionary incentive expense was reduced to reflect expected payouts.

On a year-to-date basis, Compensation and benefits increased $115 million, or 4%, over 2009.  The increase reflects a $28 million, or 1%, increase in the Risk and Insurance Brokerage Services segment, a $35 million, or 6%, increase in the Consulting segment and a $52 million increase in unallocated expenses. In total, the increase for the nine months was driven by the pension curtailment gain recognized in 2009 of $83 million associated with the decision to cease crediting future benefits relating to salary and service in our U.S. defined benefit pension plan, the inclusion of operating expenses from recent acquisitions, the $49 million non-cash U.S. defined benefit pension plan expense resulting from an adjustment to the market-related value of plan assets, and the unfavorable impact of foreign currency translation, which more than offset lower restructuring and incentive compensation costs, restructuring savings and other operational improvements.

Other General Expenses

Other general expenses for the third quarter 2010 were $488 million, a $7 million, or 1%, increase from last year.  The overall increase reflects a $20 million increase in unallocated expenses, an increase of $1 million, or 1%, in the Consulting segment, partially offset by a decrease of $14 million, or 4%, in the Risk and Insurance Brokerage Services segment. The overall increase was due to Hewitt acquisition and integration costs, the inclusion of operating expenses from recent acquisitions and expenses related to the Manchester United sponsorship, partially offset by lower restructuring costs and E&O expenses. On a year-to-date basis, other general expenses were $1.4 billion, a $58 million, or 4%, decrease from last year.  The Risk and Insurance Brokerage Services segment decreased $89 million, or 7%, partially offset by a $27 million increase in unallocated expenses and a $4 million, or 2%, increase in the Consulting segment. The overall decrease was due to lower restructuring charges, favorable E&O expenses, restructuring savings, and operational expense management, which more than offset the inclusion of operating expenses from recent acquisitions, and the Hewitt acquisition costs.  Foreign currency translation was favorable in the third quarter 2010 but unfavorable on a year-to-date basis.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the third quarter 2010, interest income increased $1 million over last year, while on a year-to-date basis interest income decreased $1 million from the comparable period in 2009.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $18 million and $30 million from third quarter and first nine months 2009, respectively, due to $14 million in deferred financing costs attributable to the $1.5 billion Bridge Loan Facility for the Hewitt acquisition, which was cancelled, and interest related to the $1.5 billion in Notes, which replaced the Bridge Loan Facility.

Other (Expense) Income

Other expense was $9 million for the third quarter of 2010, primarily reflecting the loss on sale of a business in the Risk and Insurance Brokerage Services segment. For the first nine months of 2010, Other income of $3 million was primarily due to income from our non-consolidated subsidiaries partially offset by  net losses on sales of businesses in the Risk and Insurance Brokerage Services segment.  For the third quarter and the first nine months of 2009, we recorded Other income of

$13 million and $28 million, respectively.  Other income in both periods was due to income from non-consolidated subsidiaries and the net gains on sales of businesses in the Risk and Insurance Brokerage Services segment of $2 million in the quarter and $8 million for the first nine months.  The 2009 year-to-date period also included a $5 million gain from the extinguishment of $15 million of junior subordinated debentures.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the quarter was $208 million, a 17% increase from $178 million in 2009.  The improvement was driven mostly by lower restructuring costs, higher restructuring savings and favorable foreign currency translation, which more than offset the increase in costs related to the Hewitt acquisition. For the first nine months of 2010, income from continuing operations before income taxes was $699 million, a 4% decrease from $731 million in 2009.  The decline was driven by the pension curtailment gain recognized last year as well as the increase in expense in 2010 due to the U.S. defined benefit pension plan adjustment and costs related to the Hewitt acquisition, which more than offset the impact of lower restructuring costs, higher restructuring savings, and favorable foreign currency translation.

Income Taxes

The effective tax rate on income from continuing operations was 29.4% and 26.7% for the third quarter 2010 and 2009, respectively, and 26.1% and 29.1% for the first nine months of 2010 and 2009, respectively. The change in the rate for the third quarter 2010 compared to the prior year was due primarily to certain deferred tax adjustments in both years.  The tax rate for the first nine months in 2010 was favorably impacted by the U.S. pension expense adjustment, which had a tax rate of 40%, and deferred tax adjustments.  The nine month 2009 tax rate was negatively impacted by a noncash deferred tax expense on the U.S. pension curtailment gain, which had a tax rate of 40%.  The underlying tax rate for continuing operations is estimated to be approximately 30% for the fourth quarter 2010, including estimates for the impact of the Hewitt acquisition.

Income from Continuing Operations

Income from continuing operations for the third quarter increased to $147 million ($0.51 diluted net income per share) from $131 million ($0.40 diluted net income per share) in 2009.  For the first nine months of 2010, income from continuing operations decreased to $517 million ($1.78 diluted net income per share) from $519 million ($1.69 diluted net income per share) in 2009.  Currency fluctuations positively impacted income from continuing operations in 2010 by $0.03 and $0.10 per diluted share, respectively, when the third quarter and the first nine months 2009 Condensed Consolidated Statement of Income is translated using 2010 foreign exchange rates.

Discontinued Operations

We did not have any after-tax income from discontinued operations in the third quarter 2010 ($0.00 diluted net income per share) compared to $3 million ($0.01 diluted net income per share) in 2009.  For the first nine months 2010, an after-tax loss of $26 million ($0.10 diluted net loss per share) was recorded versus after-tax income from discontinued operations of $55 million ($0.19 diluted net income per share) in 2009.  The year-to-date loss in 2010 was driven by the settlement of legacy litigation related to the Buckner vs. Resource Life case. The year-to-date 2009 results include a $43 million after-tax gain on the sale of AIS and a curtailment gain on the post-retirement benefit plan related to the CICA disposal.

Restructuring Initiatives

Aon Benfield Restructuring Plan

We announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our 2008 acquisition of Benfield.  The restructuring plan is intended to integrate and streamline operations across the combined Aon

Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations. As of September 30, 2010, approximately 625 jobs have been eliminated under this Plan.   Additionally, duplicate space and assets will be abandoned.  We currently estimate the Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $75 million has been recorded in earnings and we estimate an additional $25 million will be recorded in future earnings.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  We recorded $5 million and $20 million of restructuring and related charges in the three months and nine months ended September 30, 2010, respectively.  We recorded $15 million and $45 million of restructuring and related charges in the three months and nine months ended September 30, 2009, respectively.  Total payments of $95 million have been made under the Aon Benfield Plan to date.

All costs associated with the Aon Benfield Plan are included in the Risk and Insurance Brokerage Services segment.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.  We expect these restructuring activities and related expenses to affect continuing operations into 2011.

The restructuring plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $100 million in 2010 and $122 million in 2011.  We estimate that we realized approximately $27 million and $73 million of cost savings in the third quarter and first nine months of 2010, respectively.  The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Actual
	Purchase Price Allocation	2009	Third Quarter 2010	Nine Months 2010	Total to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$3	$11	$81	$95
Lease consolidation	22	14	2	7	43	50
Asset impairments	—	2	—	1	3	6
Other costs associated with restructuring (2)	1	1	—	1	3	4
Total restructuring and related expenses	$55	$55	$5	$20	$130	$155

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

2007 Restructuring Plan

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The implementation of the 2007 Plan is substantially complete and we do not expect to incur additional expenses.  The 2007 Plan includes an estimated 4,700 job eliminations.  As of September 30, 2010, approximately 4,550 positions have been eliminated.  We have closed or consolidated several offices resulting in sublease losses or lease buy-outs.  Expenses include workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative.  Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.  We estimate that we realized approximately $125 million of cost savings in the third quarter of 2010.  We anticipate that these initiatives will lead to annualized cost savings, before any potential reinvestment of savings, of approximately $536 million by the end of 2010.  However, there can be no assurances that we will achieve the targeted savings.

No further expenses are expected to be incurred through the end of the restructuring initiative related to the 2007 Plan.  The following is a summary of the restructuring and related expenses by type that have been incurred (in millions):

	Actual
	2007	2008	2009	Third Quarter 2010	Nine Months 2010	Total Cost
Workforce reduction	$17	$166	$251	$1	$74	$508
Lease consolidation	22	38	78	1	14	152
Asset impairments	4	18	15	—	2	39
Other costs associated with restructuring (1)	3	29	13	1	5	50
Total restructuring and related expenses	$46	$251	$357	$3	$95	$749

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

No further expenses are expected to be incurred through the end of the restructuring initiative related to the 2007 Plan.  The following table summarizes actual restructuring and related expenses by segment that have been incurred (in millions):

	Actual
	2007	2008	2009	Third Quarter 2010	Nine Months 2010	Total Cost
Risk and Insurance Brokerage Services	$41	$234	$322	$3	$86	$683
Consulting	5	17	35	—	9	66
Total restructuring and related expenses	$46	$251	$357	$3	$95	$749

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

Our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our shareholders.  Aon’s liquidity needs are primarily for operating expenses, acquisitions, share repurchases, restructuring, funding pension obligations and paying dividends to shareholders.

Liquidity is derived from the cash flows from our businesses and from financing activities.  Cash on our balance sheets includes funds available for general corporate purposes.  Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statement of Financial Position, with a corresponding offset in Fiduciary liabilities. The Company is permitted to earn income on these funds and therefore for cash flow presentation, the activity in the funds is shown as a component of our investing cash flows, with a corresponding offset to operating cash flows.  Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for Aon.  Additionally, at September 30, 2010, we had $1.6 billion in restricted funds of which $1.5 billion was from the sale of the Notes to be used to partially fund the Hewitt acquisition.

We use various financial measures to assist in capital deployment decision-making, including net cash provided by operations, net debt-to-capital and return on capital. We believe these measures are useful to investors in assessing our financial performance.

Prior to the Acquisition Date, we have taken certain actions and incurred certain costs associated with the Hewitt acquisition that are reflected in our Consolidated Financial Statements as of September 30, 2010, including $1.5 billion in debt financing secured to partially fund the acquisition.  However, because the acquisition closed on October 1, 2010, the assets acquired and liabilities assumed from Hewitt, the full consideration paid to Hewitt, as well as the results of Hewitt’s operations, are not reflected in our Condensed Consolidated Financial Statements as of September 30, 2010.

In connection with the Acquisition, we entered into an unsecured three-year Term Credit Agreement of up to $1.0 billion (the “Term Loan Credit Facility”) and issued $1.5 billion in unsecured notes (the “Notes” and, together with the Term Loan Facility, the “Facilities”).  At September 30, 2010, we did not have any borrowings under the Term Loan Credit Facility.  The Notes consist of $600 million aggregate principal amount 3.50% Notes due in 2015, $600 million aggregate principal amount of 5.00%  Notes due in 2020 and $300 million aggregate principal amount of 6.25% Notes due in 2040.  The Notes were issued prior to the Acquisition Date and the proceeds were deposited into an escrow account until the Acquisition Date, On the Acquisition Date we also drew down $1.0 billion available under the Term Loan Facility and the proceeds from the Facilities were used to finance the cash consideration of the Merger, and to pay certain related fees and expenses.

Cash Flow

Summary Cash Flow table

	Nine months ended September 30
(millions)	2010	2009
Cash provided by operating activities
Net income, adjusted for non-cash items	$889	$884
Change in assets and liabilities, excluding funds held on behalf of clients	(582)	(749)
Cash provided by operating activities before changes in funds held on behalf of clients	307	135
Funds held on behalf of clients	466	46
	773	181
Cash (used for) provided by investing activities
Excluding funds held on behalf of clients	(1,822)	109
Funds held on behalf of clients	(466)	(46)
	(2,288)	63

Cash provided by (used for) financing activities	1,599	(258)
Effect of exchange rate changes on cash and cash equivalents	34	12
Net increase (decrease) in cash and cash equivalents	$118	$(2)

Operating Activities

Net cash provided by operating activities through third quarter 2010 increased $592 million compared with 2009, due primarily to the change in funds held on behalf of clients.  Excluding the change in these funds, cash provided from operating activities increased $172 million compared to 2009. The primary contributors to cash flow from operations, excluding the change in funds held on behalf of clients in 2010, were net income (adjusted for non-cash items) of $889 million, partially offset by a $297 million decrease in accounts payable and accrued liabilities, which declined due mainly to incentive compensation payments.  Pension contributions for the nine months ended September 30, 2010 were $221 million compared to $368 million for the same period in 2009.

We expect cash generated by operations for 2010, including Hewitt operations from October 1, 2010, onwards, to be sufficient to service debt and contractual obligations, fund cash requirements of our restructuring programs, finance capital expenditures, continue acquisition of shares under our share repurchase program, and continue paying dividends to our shareholders. Although 2010 cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate timing differences in cash flows. We have committed credit facilities of approximately $1.3 billion, of which $1.0 billion is available as of September 30, 2010.  We can access these facilities on a same-day basis. Additionally, we believe we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash used for investing activities was $2.3 billion in 2010, primarily comprised of $2.1 billion in purchases, net of sales of Short-term investments, including $1.5 billion in restricted funds associated with the Hewitt acquisition, and of $466 million for funds held on behalf of clients.  Business acquisitions were $90 million, representing numerous acquisitions, the largest being JP Morgan Compensation and Benefit Strategies.  Capital expenditures used $115 million.

Cash provided by investing activities was $63 million in 2009. During 2009, we received $139 million in proceeds from the sale of operations, which was primarily our AIS subsidiary.  Sales of investments, net of purchases, provided $65 million (including a $46 million increase in funds held on behalf of clients).  Capital expenditures used $86 million and acquisitions used $55 million.

Financing Activities

Cash provided by financing activities in 2010 was $1.6 billion. This was primarily driven by the issuance of $1.7 billion of debt, net of repayments, of which $1.5 billion relates to the Notes that were issued in connection with the Hewitt acquisition.  Cash dividends to shareholders were $123 million for the nine months ended September 30, 2010.  The purchase of $100 million of treasury shares was largely offset by $98 million of proceeds primarily from the exercise of stock options.

Cash used by financing activities in 2009 was $258 million.  This was primarily comprised of the purchase of $250 million of treasury shares, and cash dividends of $124 million, partially offset by $142 million of proceeds primarily from the exercise of stock options.

Cash and Investments

At September 30, 2010, our Cash and cash equivalents and Short-term investments were $2.4 billion, an increase of $1.8 billion from December 31, 2009.  Of the total balance recorded at September 30, 2010, $1.6 billion was restricted as to its use and was primarily comprised of $1.5 billion from the net proceeds of the sale of Notes related to the Hewitt acquisition and $94 million of other restricted cash, of which $52 million is related to our PEPS I investment.  At December 31, 2009, cash and cash equivalents of $85 million was restricted as to its use.  At September 30, 2010, $1.7 billion of cash and cash equivalents and short-term investments were held in the U.S. and $747 million was held by our subsidiaries in other countries.  Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our fiduciary assets included cash and investments of $3.8 billion and fiduciary receivables of $5.7 billion at September 30, 2010.  Our fiduciary assets included cash and investments of $3.3 billion and fiduciary receivables of $7.5 billion at December 31, 2009.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

As of September 30, 2010, our investments in money market funds and highly liquid debt instruments had a fair value of $3.8 billion and are reported as Cash and cash equivalents, Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our fiduciary assets and non-fiduciary cash and cash equivalents and short-term investments as of September 30, 2010 (in millions):

	Balance Sheet Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$310	$—	$2,121	$2,431
Money market funds	—	2,112	1,670	3,782
Highly liquid debt instruments	25	—	2	27
Other investments due within one year	—	2	—	2
	335	2,114	3,793	6,242
Fiduciary receivables	—	—	5,752	5,752
Total	$335	2,114	$9,545	$11,994

Share Repurchase Program

Under our current share repurchase program which began in 2005, our Board of Directors has authorized us to repurchase up to $4.6 billion of our outstanding common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available cash.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.  In third quarter 2010, we did not repurchase any shares.  For the first nine months of 2010, we repurchased 2.4 million shares at a cost of $100 million.  Since the inception of our current share repurchase program, we have repurchased a total of 108.3 million shares for an aggregate cost of $4.4 billion.  As of September 30, 2010, we were authorized to purchase up to $165 million of additional shares under the current share repurchase program.  The timing and amount of future purchases will be based on market and other conditions.

In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

Shelf Registration Statement

On June 8, 2009, we filed a registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, preferred stock, common stock and convertible securities.  Our Notes, sold pursuant to an Underwriting Agreement dated September 7, 2010, were issued under this registration statement.  The availability of any further potential liquidity under this shelf registration statement is dependent on investor demand, market conditions and other factors.  There can be no assurance regarding when, or if, we will issue any additional securities under the registration statement.

Credit Facilities

At September 30, 2010, we have a three-year unsecured revolving credit facility in the U.S. for $400 million.  Sixteen banks are participating in the facility, which is for general corporate purposes, including commercial paper support.  Additionally, at September 30, 2010, we have a five-year €650 million ($877 million at September 30, 2010 exchange rates) multi-currency foreign credit facility (“2005 Facility”) available, which was entered into in 2005 and expires in October 2010.  At September 30, 2010, $233 million was drawn under the 2005 Facility and was classified as Short-term debt.  This borrowing was repaid in full by October 7, 2010.  On October 15, 2010, we entered into a new €650 million multi-currency revolving loan credit facility (“2010 Facility”) which replaces the 2005 Facility.  The 2010 Facility expires in October 2015.

For both our U.S. and Euro facilities, we are required to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to EBITDA of not greater than 3 to 1.  We were in compliance with all covenants as of September 30, 2010.

As noted above, in connection with the Hewitt acquisition we obtained a Term Loan Credit Facility which provided up to $1 billion of unsecured borrowings. Concurrent with this, we also obtained a Bridge Loan Facility which provided unsecured bridge financing of up to $1.5 billion.  In lieu of drawing under the Bridge Loan Facility, on September 7, 2010 we issued $1.5 billion in Notes and terminated the Bridge Loan Facility.

Excluding the facilities associated with the Hewitt acquisition, we have committed credit facilities of approximately $1.3 billion, of which $1.0 billion is available as of September 30, 2010.  We can access these facilities on a same-day basis.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at November 1, 2010 appear in the table below.

Ratings
	Senior Long-	Commercial
	term Debt	Paper	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Negative
Fitch, Inc.	BBB+	F-2	Stable

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

Letters of Credit

We have outstanding letters of credit (“LOCs”) totaling $60 million at September 30, 2010. These LOCs secure deductible retentions for our workers compensation program, cover the beneficiaries related to our Canadian pension plan scheme, secure one of our U.S. pension plans, and cover contingent payments for taxes and other business obligations to third parties.

Adequacy of Liquidity Sources

We believe that cash flows from operations, including those from Hewitt, the additional debt we will undertake related to the Hewitt acquisition, and available credit facilities will be sufficient to meet our liquidity needs, capital expenditures and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.

Financial Condition

At September 30, 2010, net assets of $5.8 billion, representing total assets minus total liabilities, were $413 million higher than the balance at December 31, 2009.  Working capital increased $1.4 billion to $2.8 billion, reflecting the $1.5 billion in restricted funds held at September 30, 2010 to be used as part of the cash consideration for the Hewitt acquisition.

Borrowings

Total debt at September 30, 2010 was $3.8 billion, an increase of $1.7 billion from December 31, 2009, due principally to the issuance of $1.5 billion in Notes related to the Hewitt acquisition (see Note 10 “Debt” and Note 18 “Subsequent Events — Hewitt Acquisition”).

At June 30, 2010, we reclassified our 5.05% CAD 375 million ($366 million at September 30, 2010 exchange rates) debt securities to Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the due date of the securities, April 2011, is less than one year from the current balance sheet date.  The decision to roll or repay the debt will be based on our liquidity profile and debt market conditions as the maturity date approaches.

At September 30, 2010, we have our 2005 Facility, which is a five-year €650 million ($877 million at September 30, 2010 exchange rates) multi-currency foreign credit facility.  At September 30, 2010, $233 million was drawn under the 2005 Facility and was classified as Short-term debt.  This borrowing was repaid in full by October 7, 2010, in advance of us replacing our 2005 Facility with a new five-year €650 million multi-currency foreign credit facility.

Our total debt as a percentage of total capital attributable to Aon shareholders was 39.3% and 27.2% at September 30, 2010 and December 31, 2009, respectively.  The increase in the debt to capital ratio at September 30, 2010 is attributable to the Senior Notes issued to fund the Hewitt acquisition.

Equity

Equity at September 30, 2010 was $5.8 billion, an increase of $413 million from December 31, 2009.  Net income of $491 million and stock-based compensation of $166 million was offset by $123 million of dividends to shareholders and share repurchases of $100 million.

Accumulated other comprehensive loss increased $66 million since December 31, 2009, primarily reflecting the following:

•                  a decline in net foreign currency translation adjustments of $66 million, which was attributable to the strengthening of the U.S. dollar against foreign currencies,

•                  reclassification of $44 million to Retained earnings due to the adoption, effective January 1, 2010, of new accounting guidance which resulted in the consolidation of PEPS I, and

•                  net derivative losses of $24 million.

These declines were partially offset by a decrease in net post-retirement benefit obligations of $68 million. The change in the net post-retirement benefit obligations includes the $29 million after-tax impact of the pension adjustment discussed below.

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

Risk and Insurance Brokerage Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Revenue	$1,484	$1,485	$4,658	$4,605
Operating income	258	182	820	706
Operating margin	17.4%	12.3%	17.6%	15.3%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the third quarter 2010 we continued to see a soft market, which began in 2007, in our retail brokerage product line.  In a “soft market,” premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. Compared to 2009, prices decreased in both our retail and reinsurance brokerage product lines.

Additionally, beginning in late 2008 and continuing into the third quarter of 2010, we faced difficult conditions as a result of unprecedented disruptions in the global economy.  The continuing global recession has reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which has hurt our operational results.  In addition, overall capacity in the industry could decrease if a significant insurer either fails or withdraws from writing insurance coverages that we offer our clients.  This failure could reduce our revenues and profitability, since we would no longer have access to certain lines and types of insurance.

Risk and Insurance Brokerage Services generated approximately 82% of our consolidated total revenues in the third quarter and 83% in the first nine months of 2010. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Risk and Insurance Brokerage Services commissions, fees and other revenue for third quarter and first nine months 2010 and 2009, and the reconciliation of organic revenue to reported commissions, fees and other revenue growth were as follows (in millions):

					Less:
				Less:	Acquisitions,
			Percent	Currency	Divestitures,	Organic
Three months ended September 30,	2010	2009	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	$574	$541	6%	1%	4%	1%
United Kingdom	148	167	(11)	(3)	—	(8)
Europe, Middle East & Africa	265	271	(2)	(8)	2	4
Asia Pacific	121	111	9	7	—	2
Total retail brokerage	1,108	1,090	2	(1)	3	—
Reinsurance brokerage	361	379	(5)	(2)	1	(4)
Total	$1,469	$1,469	—%	(1)%	2%	(1)%

					Less:
				Less:	Acquisitions,
			Percent	Currency	Divestitures,	Organic
Nine months ended September 30,	2010	2009	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	$1,677	$1,592	5%	2%	4%	(1)%
United Kingdom	436	464	(6)	—	—	(6)
Europe, Middle East & Africa	1,033	1,026	1	—	2	(1)
Asia Pacific	362	318	14	12	—	2
Total retail brokerage	3,508	3,400	3	2	2	(1)
Reinsurance brokerage	1,108	1,146	(3)	1	—	(4)
Total	$4,616	$4,546	2%	2%	2%	(2)%

In the third quarter 2010, commissions, fees and other revenue was unchanged from 2009. For the first nine months 2010, commissions, fees and other revenue increased $70 million, or 2%, from 2009.  For the quarter, unfavorable foreign currency translation and organic revenue declines was offset by increases from acquisitions, primarily Allied North America (“Allied”).  For nine months, the increase in revenue was driven by the impact of favorable foreign currency translation and an increase from acquisitions, primarily Allied, partially offset by a decline in organic revenue.

Americas commissions, fees and other revenue increased 6% for the third quarter driven by the impact of the Allied acquisition, favorable foreign currency translation, and 1% organic revenue growth due to strong growth in Latin America and benefits related to the global risk insight platform (GRIP), partially offset by continued weakness in the construction industry and the impact of soft pricing on the renewal book portfolio in U.S. Retail. The 5% year-to-date revenue increase was driven by the impact of the Allied acquisition, favorable foreign currency translation, partially offset by 1% organic decline in revenue driven by lower revenue in US Retail and Canada, partially offset by growth in Latin America.

United Kingdom commissions, fees and other revenue decreased 11% for the third quarter and 6% year-to-date, driven mostly by declines in organic revenue due to continued weak market conditions and lower exposure units.  The impact of foreign currency translation was unfavorable for the quarter and not significant for the year-to-date.

Europe, Middle East & Africa commissions, fees and other revenue decreased 2% for the third quarter, driven primarily by unfavorable foreign currency translation rates offset by 4% organic growth and the favorable impact of net acquisitions. The 4% organic revenue growth was driven by modest growth in Continental Europe, and strong growth in emerging markets. For the nine month period, commission, fees and other increased 1%, reflecting the net favorable impact of acquisitions, partially offset by an organic decline in revenue of 1%, principally due to weak economic conditions and lower exposure units in Continental Europe and Ireland, partially offset by strong growth in emerging markets. Foreign currency impact was not significant for the year-to-date.

Asia Pacific commissions, fees and other revenue increased 9% for the quarter and 14% year-to-date, due principally to the positive impact of foreign currency translation and organic revenue growth. Organic revenue growth was 2% for both the quarter and year-to-date, reflecting strong growth in New Zealand and China, partially offset by weak economic conditions in Thailand.

Reinsurance commissions, fees and other revenue decreased 5% and 3% for both the quarter and first nine months of 2010, respectively, impacted by organic declines in revenue due primarily to soft pricing globally in treaty placements and higher retentions by insurers.  For the quarter, results were unfavorably impacted by foreign currency and favorably impacted by net acquisitions.  Currency impact was favorable on a year-to-date basis with no material impact from net acquisitions.

Operating Income

Operating income for third quarter 2010 increased $76 million, or 42%, from 2009 to $258 million.  Operating margin for the third quarter was 17.4%, up 510 basis points from 12.3% in 2009. For the nine month period, operating income increased $114 million, or 16%, from 2009 to $820 million in 2010.  Year-to-date 2010 operating margin was 17.6%, up 230 basis points from 15.3% in 2009. Contributing to the third quarter increase in operating income and margins were declines in restructuring charges of $76 million and benefits related to restructuring savings, somewhat offset by an organic decline in revenue.  For the nine month period, increases in operating income and margins were driven by lower restructuring costs of $110 million, benefits related to restructuring savings, and $13 million of Benfield integration costs incurred last year partially offset by an organic decline in revenue, a net pension curtailment gain of $54 million in 2009, and lower fiduciary investment income of $17 million.

Consulting

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009
Revenue	$321	$308	$960	$917
Operating income	54	33	148	144
Operating margin	16.8%	10.7%	15.4%	15.7%

Our Consulting segment generated 18% of our consolidated total revenues in the third quarter and 17% in the first nine months of 2010.  This segment provides a broad range of human capital consulting services, as follows:

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

Beginning in late 2008 and continuing into the third quarter 2010, the prolonged economic downturn is adversely impacting our clients’ financial condition and the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and depressing the price of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Consulting commissions, fees and other revenue increased $13 million, or 4%, for the quarter and $43 million, or 5%, on a year-to-date basis, driven by organic revenue growth and the impact of net acquisitions. Foreign currency translation adversely impacted third quarter but was favorable year-to-date.  Organic revenue growth was 4% in the third quarter and 1% year-to-date.  A reconciliation of organic revenue to reported commissions, fees and other revenue growth for third quarter and the nine months 2010 was as follows (in millions):

					Less:
				Less:	Acquisitions,
			Percent	Currency	Divestitures,	Organic
Three months ended September 30,	2010	2009	Change	Impact	& Other	Revenue
Consulting services	$268	$262	2%	(2)%	3%	1%
Outsourcing	53	46	15	(1)	(3)	19
Total	$321	$308	4%	(2)%	2%	4%

					Less:
				Less:	Acquisitions,
			Percent	Currency	Divestitures,	Organic
Nine months ended September 30,	2010	2009	Change	Impact	& Other	Revenue
Consulting services	$808	$776	4%	2%	1%	1%
Outsourcing	151	140	8	2	2	4
Total	$959	$916	5%	2%	2%	1%

Consulting services increased $6 million, or 2%, and $32 million, or 4%, on a quarterly and year-to date basis, respectively, reflecting a favorable impact related to acquisitions, and organic growth.  The impact of foreign currency was unfavorable in the quarter and favorable year-to-date.  Organic revenue growth was 1% for the third quarter and the first nine months of 2010. The quarterly and year-to-date organic growth was driven by solid growth in global compensation consulting and international health and benefits brokerage, partially offset by the impact of weak economic conditions on retirement consulting.

Outsourcing revenue increased $7 million, or 15%, and $11 million, or 8%, on a quarterly and year-to-date basis, respectively.  Third quarter results reflect strong organic revenue growth driven by new business in benefits outsourcing partially offset by net dispositions and unfavorable foreign currency translation. Year-to-date results were driven by organic growth, the impact of acquisitions, and favorable foreign currency translation.

Operating Income

Operating income was $54 million, an increase of $21 million, or 64%, from third quarter 2009.  Nine months operating income was $148 million, a $4 million, or 3%, increase from last year.  The third quarter and year-to-date improvement was driven by the increase in revenue, lower restructuring costs, and benefits related to the 2007 restructuring plan and other cost saving initiatives.  In addition, the year-to-date period reflects a decrease resulting from the net pension curtailment gain last year of $20 million.  Operating margin for the quarter for this segment was 16.8%, an increase of 610 basis points from last year.  Year-to-date 2010 operating margin was 15.4%, a decrease of 30 basis points from 2009.

Unallocated Income and Expenses

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating income (loss):
Risk and Insurance Brokerage Services	$258	$182	$820	$706
Consulting	54	33	148	144
Unallocated	(49)	(21)	(164)	(70)
Operating income	263	194	804	780
Interest income	4	3	9	10
Interest expense	(50)	(32)	(117)	(87)
Other income	(9)	13	3	28
Income from continuing operations before income taxes	$208	$178	$699	$731

Unallocated operating loss includes corporate governance costs not allocated to the operating segments.  In 2009, it also included revenue and expenses from our equity ownership in insurance investments obtained in the Benfield acquisition.  Net unallocated expenses increased $28 million to $49 million in the third quarter 2010 and $94 million to $164 million for the first nine months 2010.  The quarterly increase was driven largely by the Hewitt acquisition costs and the income from the insurance investments included in 2009. The year-to-date increase was driven by the $49 million non-cash U.S. defined benefit pension plan expense, resulting from an adjustment to the market-related value of plan assets, impact of the Hewitt acquisition costs of $18 million, and the net impact of the insurance investments in 2009.

Interest Income

For the third quarter 2010, interest income increased $1 million over last year, while on a year-to-date basis interest income decreased $1 million from the comparable period in 2009.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $18 million and $30 million from third quarter and first nine months 2009, respectively, due to financing costs associated with the Hewitt acquisition, including $14 million in deferred financing costs related to the $1.5 billion Bridge Loan Facility, which was terminated, and interest related to the $1.5 billion in Notes which replaced the Bridge Loan Facility.

Other (Expense) Income

Other expense was $9 million for the third quarter of 2010, primarily reflecting the loss on sale of a business in the Risk and Insurance Brokerage Services segment. For the first nine months of 2010, Other income of $3 million was primarily due to income from our non-consolidated subsidiaries, partially offset by net losses on sales of businesses in the Risk and Insurance Brokerage Services segment.  For the third quarter and the first nine months of 2009, we recorded Other income of $13 million and $28 million, respectively.  Other income in both periods was due to income from non-consolidated subsidiaries and the net gains on sales of businesses in the Risk and Insurance Brokerage Services segment of $2 million in the quarter and $8 million for the first nine months.  The year-to-date period also included a $5 million gain from the extinguishment of $15 million of junior subordinated debentures.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.”  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

•                  the possibility that the expected efficiencies and cost savings from the merger with Hewitt will not be realized, or will not be realized within the expected time period;

•                  the risk that the Aon and Hewitt businesses will not be integrated successfully;

•                  disruption from the merger with Hewitt making it more difficult to maintain business and operational relationships;

•                  general economic conditions in different countries in which Aon and Hewitt do business around the world;

•                  changes in global equity and fixed income markets that could influence the return on invested assets;

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

•                  changes in commercial property and casualty markets and commercial premium rates that could impact revenues;

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

•                  the cost of resolution of other contingent liabilities and loss contingencies, including potential liabilities arising from errors and omission claims against Aon or Hewitt;

•                  The extent to which Aon and Hewitt retain existing clients and attract new businesses;

•                  The extent to which Aon and Hewitt manage certain risks created in connection with the various services, including fiduciary and advisory services, among others, that Aon and Hewitt currently provide, or will provide in the future, to clients;

•                  The impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which Aon and Hewitt operate, particularly given the global scope of Aon’s and Hewitt’s businesses and the possibility of conflicting regulatory requirements across jurisdictions in which Aon and Hewitt do business;

•                  the ability to realize the anticipated benefits to Aon of the Benfield merger.

•                  the loss of key Aon or Hewitt employees following the merger; and

•                  the ability to implement restructuring initiatives and other initiatives intended to yield cost savings, and the ability to achieve those cost savings.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At September 30, 2010, we have hedged approximately 53% and 55% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Third quarter and first nine months 2010 diluted earnings per share were positively impacted by approximately $0.03 and $0.10, respectively

We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report as of September 30, 2010.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2010 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the first quarter 2010, the Company commenced a review and subsequent project to replace and upgrade certain core financial systems.  These financial system enhancements and related processes are expected to result in modifications to our internal controls principally in Europe, Middle East and Africa and Latin America, supporting financial transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases throughout 2010 and 2011.  Other than the changes above, no changes in Aon’s internal control over financial reporting (as defined in Rule 13a — 15(F) of the Exchange Act) occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 16 (“Commitments and Contingencies”) to the Condensed Consolidated Financial Statements contained in Part I, Item I, which is incorporated by reference herein.

ITEM 1A — RISK FACTORS

The risk factors set forth in Part I, Item 1A Risk Factors to our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, and our Quarterly Report on Form 10-Q for the three months ended June 30, 2010, have been supplemented as set forth below to reflect certain risks associated with the business acquired through our merger transaction with Hewitt Associates, Inc.  These updated risk factors set forth below are in addition to, and not in lieu of, those contained in our earlier 2010 10-Q Quarterly Reports, and readers should consider them in addition to the other information contained in those reports and in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.  These risks are not presented in order of importance or probability of occurrence.

We face significant competitive pressures in each of our businesses.

We believe that competition in our brokerage lines of business is based on service, product features, price, commission structure, financial strength and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers and brokers. We encounter strong competition for both clients and professional talent in our insurance brokerage and risk management solutions operations from other insurance brokerage firms that also operate on a nationwide or worldwide basis, from a large number of regional and local firms throughout the world, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk related services and products.

Our outsourcing and consulting operations compete with a large number of independent firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world.  Many of our competitors in this area are expanding the services they offer in an attempt to gain additional business. Additionally, some competitors have established and are likely to continue to establish, cooperative relationships among themselves or with third parties to increase their ability to address client needs.

Competitors in each of our lines of business may have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger international presence and more established relationships with their customers and suppliers than we have. Additional competitors have entered some of the marketplaces in which we compete. In addition, new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. In order to respond to increased competition and pricing pressure, we may have to lower our prices, which would have an adverse effect on our revenues and profit margin.

We may not realize all of the expected benefits from our restructuring plans.

We announced a global restructuring plan, the Aon Benfield Plan, in connection with our merger with Benfield in 2008.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 700 job eliminations, the closing or consolidation of several offices, asset impairments and other expenses necessary to implement these initiatives. We estimate that the Aon Benfield Plan will result in cumulative costs totaling approximately $155 million, of which $55 million of these costs were recorded as part of the purchase price allocation and $100 million of which have been or will be charged to earnings.  We anticipate that our annualized savings from the Aon Benfield Plan will be approximately $122 million in 2011.  We cannot assure that we will achieve the targeted savings.

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and to reduce future expense growth to better serve clients, the 2007 Plan. As a result, we have adopted restructuring initiatives that are expected to result in the elimination of an estimated 4,700 employee positions, the closing or consolidation of various offices, asset impairments and other expenses necessary to implement these initiatives. The 2007 Plan incurred cumulative pretax charges of $749 million.  We anticipate that our annualized savings from the 2007 Plan will be approximately $536 million by the end of 2010.  We cannot assure that we will achieve the targeted savings.

In 2010, after completion of the Hewitt merger, we announced a global restructuring plan (the “Aon Hewitt Plan”).  The Aon Hewitt Plan, which will continue through the end of 2013, is intended to streamline operations across the combined organization. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, primarily encompassing workforce reduction and real estate rationalization costs.  The total estimated cost of $325 million consists of approximately $180 million in employee termination costs (all of which is expected to be incurred in cash) and approximately $145 million in real estate rationalization costs (of which approximately $95 million is expected to be incurred in cash).  An estimated 1,500 to 1,800 positions globally, predominantly non-client facing, are expected to be eliminated as part of the Aon Hewitt Plan.

We expect to achieve total annual savings of around $355 million in 2013, including approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs. None of the components of the restructuring plan are finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the restructuring plan.  We therefore cannot assure that we will achieve the targeted savings.

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

The results of our outsourcing and consulting businesses are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. Economic slowdowns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected.  In addition, our revenues under many of our outsourcing contracts depend upon the number of our clients’ employees or the number of participants in our clients’ employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions or reductions in the size of our clients’ workforce. Reduced demand for our services could increase price competition. Some portion of our services may be considered by our clients to be more discretionary in nature and thus, demand for these services may be impacted by economic slowdowns.

The profitability of our outsourcing and consulting engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.

In our outsourcing and consulting businesses our profitability is a function of our ability to control our costs and improve our efficiency. As we adapt to change in our business, enter into new engagements, acquire additional businesses and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency.

Most new outsourcing arrangements undergo an implementation process whereby our systems and processes are customized to match a client’s plans and programs. The cost of this process is estimated by us and often partially funded by our clients. If our actual implementation expense exceeds our estimate or if the ongoing service cost is greater than anticipated, the client contract may be less profitable than expected.

Even though outsourcing clients typically sign long-term contracts, these contracts may be terminated at any time, with or without cause, by our client upon 90 to 180 days written notice. Our outsourcing clients are generally required to pay a termination fee; however, this amount may not be sufficient to fully compensate us for the profit we would have received if the contract had not been cancelled. Consulting contracts are typically on an engagement-by-engagement basis versus a long-term contract. A client may choose to delay or terminate a current or anticipated project as a result of factors unrelated to our work product or progress, such as the business or financial condition of the client or general economic conditions. When any of our engagements are terminated, we may not be able to eliminate associated costs or redeploy the affected employees in a timely manner to minimize the impact on profitability. Any increased or unexpected costs or unanticipated delays in connection with the performance of these engagements, including delays caused by factors outside our control, could have an adverse effect on our profit margin.

Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriate staffing costs of our personnel, we will not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients’ perception of our ability to add value through our services and general economic conditions. Our profitability in providing HR BPO services is largely based on our ability to drive cost efficiencies during the term of our contracts for such services. If we cannot drive suitable cost efficiencies, our profit margins will suffer.

We might not be able to achieve the cost savings required to sustain and increase our profit margins.

Our outsourcing business model inherently places ongoing pressure on our profit margins. We provide our outsourcing services over long terms for variable or fixed fees that generally are less than our clients’ historical costs to provide for themselves the services we contract to deliver. Also, clients’ demand for cost reductions may increase over the term of the agreement. As a result, we bear the risk of increases in the cost of delivering HR BPO services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, some of our operating expenses will increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. We must anticipate and respond to the dynamics of our industry and business by using quality systems, process management, improved asset utilization and effective supplier management tools. We must do this while continuing to grow our business so that our fixed costs are spread over an increasing revenue base. If we are not effective at this, our ability to sustain and increase profitability will be jeopardized.

Our businesses are subject to extensive governmental regulation which could reduce our profitability, limit our growth, or increase competition.

Our businesses are subject to extensive federal, state and foreign governmental regulation and supervision, which could reduce our profitability or limit our growth by increasing the costs of regulatory compliance, limiting or restricting the products or services we sell or the methods by which we sell our products and services, or subjecting our businesses to the possibility of regulatory actions or proceedings. With respect to our Risk and Insurance Brokerage Services business, this supervision generally includes the licensing of insurance brokers and agents and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies.  For instance, if we are providing managing general underwriting services for an insurer, we may have to contend with regulations affecting our client.  Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

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

The areas in which we provide outsourcing and consulting services are also the subject of government regulation which is constantly evolving. Changes in government regulations in the United States affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare (such as medical) plans, defined contribution (such as 401(k)) plans, defined benefit (such as pension) plans or payroll delivery, may adversely affect the demand for, or profitability of, our services. Recently, we have seen regulatory initiatives result in companies either discontinuing their defined benefit programs or de-emphasizing the importance such programs play in the overall mix of their benefit programs with a trend toward increased use of defined contribution plans. If organizations discontinue or de-emphasize defined benefit plans more rapidly than we anticipate, the results of our business could be adversely affected.

In March 2010, the U.S. government enacted health reform legislation that will impact how our clients offer health care to their employees.  While we are currently addressing the impact of the legislation to the services we offer, if we are unable to adapt our services to changes resulting from these laws and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in the outsourcing and consulting business, will be negatively impacted.  Furthermore, if our clients reduce the role or extent of employer-sponsored health care in response to the newly enacted legislation, our results of operations could be adversely impacted.

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

In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, we may be precluded or temporarily suspended from carrying on some or all of our activities or otherwise fined or penalized in a given jurisdiction. No assurances can be given that our business can continue to be conducted in any given jurisdiction as it has been conducted in the past.

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

Our accounting for our long-term outsourcing contracts requires using estimates and projections that may change over time. These changes may have a significant or adverse effect on our reported results of operations or consolidated balance sheet.

Projecting contract profitability on our long-term outsourcing contracts requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. In particular, HR BPO is a relatively immature industry and we have limited experience in estimating implementation and ongoing costs compared to our more mature benefits outsourcing business. Further, changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term outsourcing contracts may change our initial estimates of future contract results. Application of, and changes in, assumptions, estimates and policies may adversely affect our financial results.

Our business performance and growth plans will be negatively affected if we are not able to effectively apply technology in driving value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools.

Our future success depends, in part, on our ability to develop and implement technology solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors or if our competitors develop more cost-effective technologies, it could have a material adverse effect on our ability to obtain and complete client engagements.

If our clients or third parties are not satisfied with our services, we may face additional cost, loss of profit opportunities and damage to our professional reputation or legal liability.

We depend, to a large extent, on our relationships with our clients and our reputation for high-quality brokering, and risk management solutions, outsourcing and consulting services so that we can understand our clients’ needs and deliver solutions and services that are tailored to these needs. If a client is not satisfied with our services, it may be more damaging to our business than to other businesses and could cause us to incur additional costs and impair profitability. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. The nature of our work, especially our actuarial services in our outsourcing and consulting business, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors. Further, a client may claim it suffered losses due to reliance on our consulting advice.  In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to secure new business.

Our significant global operations expose us to various international risks that could adversely affect our business.

A significant portion of our operations are conducted outside the U.S, including the sourcing of operations from global locations that have lower cost structures than in the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in, and sourcing from, foreign countries, including:

•                  the general economic and political conditions existing in those countries, including risks associated with a concentration of operations in certain geographic regions;

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

•                  the requirement of complying with a wide variety of foreign laws;

•                  insufficient demand for our services in foreign jurisdictions;

•                  ability to execute effective and efficient cross-border sourcing of services on behalf of our clients;

•                  restrictions on the import and export of technologies; and

•                  trade barriers

Our outsourcing business is exposed to risks associated with the handling of client funds as part of its payroll processing services.

As part of our outsourcing business, we handle payroll processing for several of our clients.  Consequently, at any given time, we may be holding and managing funds of our clients and their employees while payroll is being processed.  This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions or errors relating to transaction processing.  We are also potentially at risk in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event.  The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.

We rely on third parties to provide services and their failure to perform the service could do harm to our business.

As part of providing services to clients in our outsourcing and consulting businesses, we rely on a number of third-party service providers. These providers include, but are not limited to, plan trustees and payroll service providers responsible for transferring funds to employees or on behalf of employees, and providers of data and information, such as software vendors, health plan providers, investment managers and investment advisers, that we work with to provide information to clients’ employees. Those providers also include providers of human resource functions such as recruiters and trainers employed by us in connection with our human resources business processing services delivered to our clients. Failure of third-party service providers to perform in a timely manner, particularly during periods of peak demand, could result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.

We rely heavily on our computing and communications infrastructure and the integrity of these systems in the delivery of human resources services for our Aon Hewitt clients, and our operational performance and revenue growth depends, in part, on the reliability and functionality of this infrastructure as a means of delivering human resources services.

The internet is a key mechanism for delivering our human resources services to our Aon Hewitt clients efficiently and cost effectively. Our clients may not be receptive to human resource services delivered over the internet due to concerns regarding transaction security, user privacy, the reliability and quality of internet service and other reasons. Our clients’ concerns may be heightened by the fact we use the internet to transmit extremely confidential information about our clients and their employees, such as compensation, medical information and other personally identifiable information. In addition, the internet has experienced, and is expected to continue to experience, significant growth in the number of users and volume of traffic. As a result, its performance and reliability may decline. In order to maintain the level of security, service and reliability that our clients require, we may be required to make significant investments in our online methods of delivering human resources services. In addition, websites and proprietary online services have experienced service interruptions and other delays occurring throughout their infrastructure. The adoption of additional laws or regulations with respect to the internet may impede the efficiency of the internet as a medium of exchange of information and decrease the demand for our services. If we cannot use the internet effectively to deliver our services, our revenue growth and results of operation may be impaired.

We may lose client data as a result of major catastrophes and other similar problems that may materially adversely impact our operations. We have multiple processing centers around the world that use various commercial methods for disaster recovery capabilities. Our main data processing center is located near the Aon Hewitt headquarters in Lincolnshire, Illinois.  In the event of a disaster, our business continuity may not be sufficient, and the data recovered may not be sufficient for the administration of our clients’ human resources programs and processes.

Implementation of changes to the methods in which we internally process and monitor transactions and activities may encounter delays or other problems, which could adversely impact our accounting and financial reporting processes.

Our businesses require that we process and monitor, on a regular basis, a very large number of transactions and other activities, many of which are highly complex, across numerous markets in several different currencies.  Initiatives underway designed to improve these functions will alter how we gather, organize and internally report these transactions and activities.  To the extent these initiatives are not implemented properly or encounter problems or delays in their implementation, they may adversely impact our accounting and financial reporting processes.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)         None.

(b)         None.

(c)          Issuer Purchases of Equity Securities

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
7/1/10 – 7/31/10	—	—	—	$2,164,804,315
8/1/10 – 8/31/10	—	—	—	2,164,804,315
9/1/10 – 9/30/10	—	—	—	2,164,804,315
Total	—	—	—	$2,164,804,315

(1)         Does not include commissions paid to repurchase shares.

(2)         In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through September 30, 2010, we repurchased 108.3 million shares of common stock at an average price (excluding commissions) of $40.96 per share for an aggregate purchase price of $4.4 billion since inception of this stock repurchase program, and the remaining authorized amount for stock repurchase under this program is $165 million, with no termination date.  In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

ITEM 6 — EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

November 4, 2010	By:	/s/ Laurel Meissner
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