Form 10-K
period 2010-12-31
AON CORP
filed 2011-02-25
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

         As of June 30, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $9,976,592,769 based on the closing sales price as reported on the New York Stock Exchange — Composite Transaction Listing.

         Number of shares of common stock outstanding as of January 31, 2011 was 333,088,304.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Aon Corporation's Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 20, 2011 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

 PART I

Item 1.    Business.

OVERVIEW

        Aon Corporation (which may be referred to as "Aon," "the Company," "we," "us," or "our") provides risk management services, insurance and reinsurance brokerage, and human resource consulting and outsourcing, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions. Aon delivers its technical expertise locally through colleagues worldwide.

        We serve clients through the following businesses:

  •
  Risk Solutions (formerly Risk and Insurance Brokerage Services) acts as an advisor and insurance and reinsurance broker, helping clients manage their risks via consultation, as well as negotiation and placement of insurance risk with insurance carriers through our global distribution network.

  •
  HR Solutions (formerly Consulting) partners with organizations to solve their most complex benefits, talent and related financial challenges, and improve business performance by designing, implementing, communicating and administering a wide range of human capital, retirement, investment management, health care, compensation and talent management strategies.

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

        In November 2008, we expanded our Risk Solutions product offerings through the merger with Benfield Group Limited ("Benfield"), a leading independent reinsurance intermediary. Benfield products have been integrated with our existing reinsurance products.

        In October 2010, we completed the acquisition of Hewitt Associates, Inc. ("Hewitt"), one of the world's leading human resource consulting and outsourcing companies. Hewitt operates globally together with Aon's existing consulting and outsourcing operations under the newly created Aon Hewitt brand in our HR Solutions segment.

        Aon was incorporated in 1979 under the laws of Delaware, and is the parent corporation of both long-established and acquired companies. We have approximately 59,000 employees and conduct our operations through various subsidiaries in more than 120 countries and sovereignties.

BUSINESS SEGMENTS

Risk Solutions

        Risk Solutions is the new name for our Risk and Insurance Brokerage Services segment. The Risk Solutions segment generated approximately 75% of our consolidated total revenues in 2010, and has approximately 28,000 employees worldwide. We provide risk and insurance brokerage and related services in this segment primarily through our Aon Risk Solutions and Aon Benfield companies.

Principal Products and Services

        We operate in this segment through two transactional product lines: retail brokerage and reinsurance brokerage. In addition, a key component of this business is our risk consulting service offering.

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

        Our employees draw upon our global network of resources, industry-leading data and analytics, and specialized expertise to deliver value to clients ranging from small and mid-sized businesses to multi-national corporations as well as individuals in need of personal coverage. We work with clients to identify their business needs and help them assess and understand their total cost of risk. Once we have gained an understanding of our client's risk management needs, we are able to leverage our global network and implement a customized risk approach with local Aon resources. The outcome is a comprehensive risk solution provided locally and personally. The Aon Client Promise® enables our colleagues around the globe to describe, benchmark and price the value we deliver to clients in a unified approach, based on the ten most important criteria that our clients believe are critical to managing their total cost of risk.

        Knowledge and foresight, unparalleled benchmarking and carrier knowledge are the qualities at the heart of our professional services excellence. In 2010, we developed the Global Risk Insight Platform® ("GRIP") which uniquely positions us to provide our clients and insurers with additional market insight as well as new product offerings and facilities. GRIP is expected to help insurers strengthen their value proposition to Aon clients by providing them with cutting-edge analytics in preparation for renewal season and business planning consultation regarding strategy, definition of risk appetite, and areas of focus. GRIP will provide our clients with insights into market conditions, premium rates and best practices in program design, across all industries and economic centers.

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

        Reinsurance brokerage offers sophisticated advisory services in program design and claim recoveries that enhance the risk/return characteristics of insurance policy portfolios, improve capital utilization, and evaluate and mitigate catastrophic loss exposures worldwide. An insurance or reinsurance company may seek reinsurance or other risk-transfer solutions on all or a portion of the risks it insures. To accomplish this, our reinsurance brokerage services use dynamic financial analysis and capital market alternatives, such as transferring catastrophe risk through securitization. Reinsurance brokerage also offers capital management transaction and advisory services.

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

        We also provide actuarial, enterprise risk management, catastrophe management and rating agency advisory services. We have developed tools and models that help our clients understand the financial implications of natural and man-made catastrophes around the world. Aon Benfield Securities provides global capital management transaction and advisory services for insurance and reinsurance clients. In this capacity, Aon Benfield Securities is recognized as a leader in: (i) the structuring, underwriting and trading of insurance-linked securities; (ii) the arrangement of financing for insurance and reinsurance companies, including Lloyd's syndicates; and (iii) providing advice on strategic and capital alternatives, including mergers and acquisitions.

Compensation

        We generate revenues through commissions, fees from clients, and compensation from insurance and reinsurance companies for services we provide to them. Commission rates and fees vary depending upon several factors, which may include the amount of premium, the type of insurance or reinsurance coverage provided, the particular services provided to a client, insurer or reinsurer, and the capacity in which we act. Payment terms are consistent with current industry practice.

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

Competition

        The Risk Solutions business is highly competitive, and we compete primarily with two other global insurance brokers, Marsh & McLennan Companies, Inc. and Willis Group Holdings Ltd., in addition to numerous specialists, regional and local firms in almost every area of our business. We also compete with insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents; and with other businesses that do not fall into the categories above, including commercial and investment banks, accounting firms, and consultants that provide risk-related services and products. We have been recognized by the readers of Business Insurance magazine as the leading retail agent/broker with revenues in excess of $250 million in 2010 for the third consecutive year.

Seasonality

        The Risk Solutions segment typically experiences higher revenues in the fourth and first calendar quarters of each year, primarily due to the timing of policy renewals.

HR Solutions

        HR Solutions is the new name for our Consulting segment. The HR Solutions segment generated approximately 25% of our consolidated total revenues in 2010. With the acquisition of Hewitt, this segment now has more than 29,000 employees worldwide with operations in the U.S., Canada, the U.K., Europe, South Africa, Latin America, and the Asia Pacific region.

Principal Products and Services

        We provide products and services in this segment primarily under the Aon Hewitt brand, which was formed following the acquisition of Hewitt in October 2010.

        Aon Hewitt works to maximize the value of clients' human resources spending, increase employee productivity, and improve employee performance. Our approach addresses a trend toward more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers — in order that they can provide benefit options suited to individual needs.

        Our HR Solutions professionals work with their clients to identify options in human resource outsourcing and process improvements. Prime areas where companies choose to use outsourcing services include benefits administration, core human resource processes, workforce and talent management.

        Aon Hewitt offers a broad range of human capital services in the following practice areas:

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

        Compensation focuses on compensation advisory/counsel including: compensation planning design, executive reward strategies, salary survey and benchmarking, market share studies and sales force effectiveness assessments, with special expertise in the financial services and technology industries.

        Strategic Human Capital delivers advice to complex global organizations on talent, change and organizational effectiveness issues, including talent strategy and acquisition, executive on-boarding, performance management, leadership assessment and development, communication strategy, workforce training and change management.

Outsourcing Services:

        Benefits Outsourcing applies our HR expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions.

        Human Resource Business Process Outsourcing ("HR BPO") provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions as well as other complementary services such as absence management, flexible spending, dependent audit and participant advocacy.

Compensation

        Revenues are principally derived from fees paid by clients for advice and services. In addition, insurance companies pay us commissions for placing individual and group insurance contracts, primarily life, health and accident coverages, and pay us fees for consulting and other services that we provide to them. Payment terms are consistent with current industry practice.

Competition

        Our HR Solutions business faces strong competition from other worldwide and national consulting companies, as well as regional and local firms. Competitors include independent consulting firms and consulting organizations affiliated with accounting, information systems, technology, and financial services firms, large financial institutions, and pure play outsourcers. Some of our competitors provide administrative or consulting services as an adjunct to other primary services. Based on total revenues, we believe that we are one of the leading providers of human capital services in the world.

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

Risk Solutions

        Regulatory authorities in the states or countries in which the operating subsidiaries of our Risk Solutions segment conduct business may require individual or company licensing to act as producers, brokers, agents, third party administrators, managing general agents, reinsurance intermediaries, or adjusters.

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

        Further, certain of our business activities within the Risk Solutions segment are governed by other regulatory bodies, including investment, securities and futures licensing authorities. In the U.S., Aon Hewitt, Aon Risk Solutions and Aon Benfield utilize Aon Benfield Securities, Inc., a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority and

Securities Investor Protection Corporation ("FINRA/SIPC"), and an indirect, wholly owned subsidiary of Aon, for capital management transaction and advisory services and other broker-dealer activities.

HR Solutions

        Certain of the retirement-related consulting services provided by Aon Hewitt and its subsidiaries and affiliates are subject to the pension and financial laws and regulations of applicable jurisdictions, including oversight and/or supervision by the Securities and Exchange Commission ("SEC") in the U.S., the FSA in the U.K., and regulators in other countries. Aon Hewitt subsidiaries that provide investment advisory services are regulated by various U.S. federal authorities including the SEC and FINRA, as well as authorities on the state level. In addition, other services provided by Aon Hewitt and its subsidiaries and affiliates, such as trustee services, and retirement and employee benefit program administrative services, are subject in various jurisdictions to pension, investment, and securities and/or insurance laws and regulations and/or supervision by national regulators.

Clientele

        Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 2% of our consolidated total revenues in 2010. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2010.

Segmentation of Activity by Type of Service and Geographic Area of Operation

        Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 19 "Segment Information" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Employees

        At December 31, 2010, we employed approximately 59,000 employees, of which approximately 34,000 work in the U.S.

Information Concerning Forward-Looking Statements

        This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. They use words such as "anticipate," "believe," "estimate," "expect," "forecast," "project," "intend," "plan," "potential," and other similar terms, and future or conditional tense verbs like "could," "may," "might," "should," "will" and "would." You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

  •
  general economic conditions in different countries in which Aon does business around the world;

  •
  changes in the competitive environment;

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

  •
  the cost of resolution of other contingent liabilities and loss contingencies, including potential liabilities arising from errors and omission claims against us;

  •
  failure to retain and attract qualified personnel;

  •
  the impact of, and potential challenges in complying with, legislation and regulation in the jurisdictions in which we operate, particularly given the global scope of our business and the possibility of conflicting regulatory requirements across jurisdictions in which we do business;

  •
  the extent to which we retain existing clients and attract new businesses and our ability to incentivize and retain key employees;

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

  •
  the risk that the Hewitt businesses will not be integrated successfully;

  •
  our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, and the ability to achieve those cost savings;

  •
  changes in commercial property and casualty markets and commercial premium rates that could impact revenues;

  •
  the outcome of inquiries from regulators and investigations related to compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") and non-U.S. anti-corruption laws; and

  •
  changes in costs or assumptions associated with our HR Solutions' outsourcing and consulting arrangements that affect the profitability of these arrangements.

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

Item 1A.    Risk Factors.

        The risk factors set forth below reflect certain risks associated with existing and potential lines of business and contain "forward-looking statements" as discussed in the "Business" Section of Part I, Item 1 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

        The following are certain risks related to our businesses specifically and the industries in which we operate generally that could adversely affect our business, financial condition and results of operations and cause our actual results to differ materially from those stated in the forward-looking statements in this document and elsewhere. These risks are not presented in order of importance or probability of occurrence.

  An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of each of our business lines.

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Risk Solutions business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values. A growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients, by hampering our ability to place insurance and reinsurance business or by exposing us to additional error and omissions claims ("E&O claims").

        The results of our HR Solutions businesses are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. Economic slowdowns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients enter bankruptcy or liquidate their operations, our revenues could be adversely affected. In addition, our revenues from many of our outsourcing contracts depend upon the number of our clients' employees or the number of participants in our clients' employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions or reductions in the size of our clients' workforce. Reduced demand for our services could increase price competition. Some portion of our services may be considered by our clients to be more discretionary in nature and thus, demand for these services may be impacted by economic slowdowns.

  We face significant competitive pressures in each of our businesses.

        We believe that competition in our Risk Solutions business is based on service, product features, price, commission structure, financial strength and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers and brokers. We encounter strong competition for both clients and professional talent in our Risk Solutions operations from other insurance brokerage firms that also operate on a nationwide or worldwide basis, from a large number of regional and local firms throughout the world, from insurance and reinsurance companies that market and service their insurance products without the assistance of brokers or agents and from other businesses, including commercial and investment banks, accounting firms and consultants that provide risk related services and products.

        Our HR Solutions operations compete with a large number of independent firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world. Many of our competitors in this area are expanding the services they offer in an attempt to gain additional business. Additionally, some competitors have established and are likely to continue to establish, cooperative relationships among themselves or with third parties to increase their ability to address client needs.

        Competitors in each of our lines of business may have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger international presence and more established relationships with their customers and suppliers than we have. Additional competitors have entered some of the marketplaces in which we compete. In addition, new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. In order to respond to increased competition and pricing pressure, we may have to lower our rates, which would have an adverse effect on our revenues and profit margin.

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

        We currently plan on contributing approximately $403 million to our major pension plans in 2011, although we may elect to contribute more. Total cash contributions to these pension plans in 2010 were $288 million, which was a decrease of $149 million from 2009.

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

        As of December 31, 2010, we had total consolidated debt outstanding of approximately $4.5 billion. The level of debt outstanding could adversely affect our financial flexibility. We also bear risk at the time debt matures.

        We incurred $2.5 billion of debt to finance the cash portion of the Hewitt consideration and to refinance existing Hewitt debt obligations. The financial and other covenants to which we have agreed in connection with the incurrence of such debt, and our increased indebtedness and higher debt-to-equity ratio in comparison to recent historical levels may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants pertaining thereto may also limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements. We will also be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, capital expenditures and general corporate purposes.

        We have two primary committed credit facilities outstanding, one for our U.S. operations, the other for our European operations. The U.S. facility totals $400 million and matures in December 2012. It is intended as a back-up against commercial paper or to address capital needs in times of extreme liquidity pressure. The Euro facility totals €650 million ($853 million at December 31, 2010 exchange rates) and matures in October 2015. It is intended as a revolving working capital line for our European operations. At December 31, 2010, we had no borrowings under either of these credit facilities. Both facilities require certain representations and warranties to be made before drawing and both have similar financial covenants. At December 31, 2010, we could make all representations and warranties and were within our financial covenants.

        Our ability to make interest and principal payments, to refinance our debt obligations and to fund planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all. Nor may we be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

  A decline in the credit ratings of our senior debt and commercial paper may adversely affect our borrowing costs, access to capital, and financial flexibility.

        A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, and reduce our financial flexibility. Our senior debt ratings at December 31, 2010 were BBB+ with a stable outlook (Standard & Poor's and Fitch, Inc.) and Baa2 with a negative outlook (Moody's Investor Services). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody's).

  Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.

        Operating funds available for corporate use and funds held on behalf of clients and insurers were $1.1 billion and $3.5 billion, respectively, at December 31, 2010. These funds are reported in Cash, Short-term investments, and Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2010, these long-term investments had a carrying value of $312 million. Changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. For example, changes in domestic and international interest rates directly affect our income from cash balances and short-term investments. Similarly, general economic conditions, stock market conditions and other factors beyond our control affect the value of our long-term investments. We monitor our portfolio for other-than-temporary impairments in carrying value. For securities judged to have an other-than-temporary impairment, we write down the value of those securities and recognize a realized loss through the Consolidated Statement of Income.

  We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, could adversely affect our financial results.

        We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include E&O claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. We have historically, and continue to, purchase insurance to cover E&O claims and other insurance to provide protection against certain losses that arise in such matters. However, we have exhausted or materially depleted our coverage under some of the policies that protect us for certain years and, consequently, are self-insured or materially self-insured for some historical claims. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income. Discussion of some of these claims, lawsuits and proceedings are contained in Note 18 to our Audited Consolidated Financial Statements.

        The ultimate outcome of these claims, lawsuits and proceedings cannot be ascertained, and liabilities in indeterminate amounts may be imposed on us. It is possible that future results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.

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

        In addition, we provide a variety of guarantees and indemnifications to our customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable which are deemed to be probable and estimable are accrued in our consolidated financial statements.

  We are subject to E&O claims against us, some of which, if determined unfavorably to us, could have a material adverse effect on the results of operations of a business line or the Company as a whole.

        We assist our clients with various matters, including placing of insurance coverage or employee benefit plans and handling related claims, consulting on various human resources matters, and outsourcing various human resources functions. E&O claims against us may allege our potential liability for all or part of the amounts in question. E&O claims could include, for example, the failure of our employees or sub agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured, the failure to give error-free advice in our human resources consulting business or the failure to correctly execute transactions in the human resources outsourcing business. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, E&O claims may seek damages, including punitive damages, in amounts that could, if awarded, be significant and, in addition to potential liability for monetary damages, could harm our reputation or divert management resources away from operating our business. In recent years, we have assumed increasing levels of self-insurance for potential E&O claim exposures. We use case level reviews by inside and outside counsel to establish loss reserves in accordance with applicable accounting standards. These reserves are reviewed quarterly and adjusted as developments warrant. Nevertheless, given the unpredictability of E&O claims and of litigation, it is possible that an adverse outcome in a particular matter could have a material adverse effect on our results of operations or cash flows in a particular quarterly or annual period.

  Our success depends on our ability to retain and attract experienced and qualified personnel, including our senior management team and other professional personnel.

        We depend, in material part, upon the members of our senior management team who possess extensive knowledge and a deep understanding of our business and our strategy. The unexpected loss of services of any of our senior executive officers could have a disruptive effect adversely impacting our ability to manage our business effectively and execute our business strategy. Likewise, our future success depends on our ability to retain and attract other experienced personnel, including brokers, HR consultants and other professional personnel. Competition for experienced professional personnel is intense, and we are constantly working to retain and attract these professionals. If we cannot successfully do so, our business, operating results and financial condition could be adversely affected.

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

        With respect to our Risk Solutions business, this supervision generally includes the licensing of insurance brokers and agents and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

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

        In March 2010, the U.S. government enacted health care reform legislation that will impact how our clients offer health care to their employees. If we are unable to adapt our services to changes resulting from these laws and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in the outsourcing and consulting business, will be negatively impacted. Furthermore, if our clients reduce the role or extent of employer-sponsored health care in response to the newly enacted legislation, our results of operations could be adversely impacted.

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

        Changes in the regulatory scheme, or even changes in how existing regulations are interpreted, could have an adverse impact on our results of operations by limiting revenue streams or increasing costs of compliance. Likewise, increased government involvement in the insurance or reinsurance markets could curtail or replace our opportunities and negatively affect our results of operations and financial condition.

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

  •
  restrictions on the import and export of technologies; and

  •
  trade barriers.

  We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

        Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and they could have a material adverse impact on our financial results and cash flows. Our four largest exposures in order of sensitivity are the Euro, British Pound, Australian Dollar and Canadian Dollar. Historically, more than half of our operating income has been non-U.S. Dollar denominated, therefore, a weaker U.S. Dollar versus the Euro, Australian Dollar and Canadian Dollar, would produce more profitable results in our consolidated financial statements. We also face transactional exposure between the U.S. Dollar revenue and British Pound expense. In the U.K., part of our revenue is denominated in U.S. Dollars, although our operating expenses are denominated in British Pounds. Therefore, a stronger U.S. Dollar versus the British Pound would produce more profitable results in our consolidated financial statements. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the U.S. Dollar relative to foreign currencies could increase the real cost to our customers in foreign markets where we receive our revenue in U.S. Dollars, and a weakened U.S. Dollar could potentially affect demand for our services.

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

        We are exposed to various risks arising out of natural disasters, including earthquakes, hurricanes, fires, floods and tornadoes, and pandemic health events, as well as man-made disasters, including acts of terrorism and military actions. The continued threat of terrorism and ongoing military actions may cause significant volatility in global financial markets, and a natural or man-made disaster could trigger an economic downturn in the areas directly or indirectly affected by the disaster. These consequences could, among other things, result in a decline in business and increased claims from those areas. They could also result in reduced underwriting capacity, making it more difficult for our Risk Solutions professionals to place business. Disasters also could disrupt public and private infrastructure, including communications and financial services, which could disrupt our normal business operations.

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

        Also in the Benfield merger, we acquired Benfield's equity stake in certain Florida-domiciled homeowner insurance companies. We maintain ongoing agreements to provide modeling, actuarial, and consulting services to these insurance companies. These firms' financial results could be adversely affected if assumptions used in establishing their underwriting reserves differ from actual experience. Reserve estimates represent informed judgments based on currently available data, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. Many of these factors are not quantifiable in advance and both internal and external events, such as changes in claims handling procedures, inflation, judicial and legal developments and legislative changes, can cause estimates to vary. Additionally, a natural disaster occurring in Florida could increase the incidence or severity of E&O claims relating to these existing service agreements.

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

        One of our significant responsibilities is to maintain the security and privacy of our clients' confidential and proprietary information and in the case of our HR Solutions clients, the personal data of their employees and retirement and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

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

        We depend, to a large extent, on our relationships with our clients and our reputation for high-quality brokering, risk management solutions, outsourcing and consulting services so that we can understand our clients' needs and deliver solutions and services that are tailored to these needs. If a client is not satisfied with our services, it may be more damaging to our business than to other businesses and could cause us to incur additional costs and impair profitability. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. The nature of our work, especially our actuarial services in our HR Solutions business, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors. Further, a client may claim it suffered losses due to reliance on our consulting advice. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to secure new business.

  Our business is exposed to risks associated with the handling of client funds.

        Our Risk Solutions business collects premiums from insureds and, after deducting commissions, remits the premiums to the respective insurers. We also collect claims or refunds from insurers on behalf of insureds, which are remitted to the insureds. Similarly, part of our HR Solutions' outsourcing business handles payroll processing for several of our clients. Consequently, at any given time, we may be holding and managing funds of our clients and, in the case of HR Solutions, their employees while payroll is being processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions or errors relating to transaction processing. We are also potentially at risk in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.

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

  We may not realize all of the anticipated benefits of the merger with Hewitt or those benefits may take longer to realize than expected.

        Our ability to realize the anticipated benefits of the merger with Hewitt will depend, to a large extent, on our ability to integrate the Hewitt businesses with our businesses. The combination of two independent companies is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Hewitt's business practices and operations with ours. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating successfully Hewitt's operations and our operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could seriously harm our results of operations. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management's attention, and may cause our stock price to decline. The difficulties of combining the operations of the companies include, among others:

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

  •
  the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the diversion of management's attention to the merger;

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

        Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if Hewitt's operations are integrated successfully with our operations, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Or, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could cause dilution to our earnings per share, decrease or delay the expected accretive effect of the merger, and cause a decrease in the price of our common stock. As a result, we cannot assure you that the combination of Hewitt with us will result in the realization of the full benefits anticipated from the transaction.

  We may not realize all of the expected benefits from our restructuring plans.

        We announced a global restructuring plan in connection with our merger with Benfield in 2008 (the "Aon Benfield Plan"). The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 700 job eliminations, the closing or consolidation of several offices, asset impairments and other expenses necessary to implement these initiatives. We estimate that the Aon Benfield Plan will result in cumulative costs totaling approximately $155 million, of which $55 million were recorded as part of the purchase price allocation and $100 million of which have been or will be charged to earnings. We anticipate that our annualized savings from the Aon Benfield Plan will be approximately $122 million in 2011. We cannot assure that we will achieve the targeted savings.

        In 2010, after completion of the Hewitt merger, we announced a global restructuring plan (the "Aon Hewitt Plan"). The Aon Hewitt Plan, which will continue into 2013, is intended to streamline operations across the combined organization. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, all of which will be charged to our earnings, primarily encompassing workforce reduction and real estate rationalization costs. The total estimated cost of $325 million consists of approximately $180 million in employee termination costs (all of which is expected to be incurred in cash) and approximately $145 million in real estate rationalization costs (of which approximately $95 million is expected to be incurred in cash). An estimated 1,500 to 1,800 positions globally, predominantly non-client facing, are expected to be eliminated as part of the Aon Hewitt Plan. As of December 31, 2010, approximately 360 jobs have been eliminated under this Plan and $52 million has been expensed to date.

        We expect to achieve total annual savings of around $355 million in 2013, including approximately $280 million of annual savings related to the Aon Hewitt Plan, and additional savings in areas such as information technology, procurement and public company costs. Actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the restructuring plan. We therefore cannot assure that we will achieve the targeted savings.

  The global nature of our business and the resolution of tax disputes could create volatility in our effective tax rate, could expose us to greater than anticipated tax liabilities and could cause us to adjust previously recognized tax assets and liabilities.

        We are subject to income taxes in the U.S. and many foreign jurisdictions. As a result, our effective tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the transfer pricing of revenues and costs, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. Significant judgment is required in determining our worldwide provision for income taxes. It is complex to comply with a wide variety of foreign laws and regulations administered by foreign governmental agencies, some of which may conflict with the U.S. or other foreign law. Our determination of our tax liability is always subject to review by applicable tax authorities. Favorable resolution of such matters would typically be recognized as a reduction in our effective tax rate in the year of resolution. Conversely, unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. Such an adverse outcome could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made. While historically we have not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise.

  Implementation of changes to the methods in which we internally process and monitor transactions and activities may encounter delays or other problems, which could adversely impact our accounting and financial reporting processes.

        Our businesses require that we process and monitor, on a regular basis, a very large number of transactions and other activities, many of which are highly complex, across numerous markets in several different currencies. Initiatives underway that are designed to improve these functions will alter how we gather, organize and internally report these transactions and activities. To the extent these initiatives are not implemented properly or encounter problems or delays in their implementation, they may adversely impact our accounting and financial reporting processes.

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

  Results in our Risk Solutions business may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance industries outside of our control.

        Results in our Risk Solutions business have historically been affected by significant fluctuations arising from uncertainties and changes in the industries in which we operate. A significant portion of our revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We have no control over premium rates, and our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to pricing cyclicality in the commercial insurance and reinsurance markets.

        In addition to movements in premium rates, our ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to "self-insure", the use of so-called "captive" insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs.

  Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

        Since the Attorney General of New York ("NYAG") brought charges against one of our competitors in 2004, there has been uncertainty concerning longstanding methods of compensating insurance brokers. Soon after the NYAG brought those charges, we and certain other large insurance brokers announced that we would terminate contingent commission arrangements with underwriters and, during the period 2005 through 2008, we and three other large insurance brokers entered into agreements with a number of state attorneys general and insurance regulators in which we covenanted to refrain from taking contingent commissions. Most other insurance brokers, however, continued to enter into contingent commission arrangements, and regulators have not taken action consistently to end or prohibit such arrangements. In July 2008, New York regulators held hearings on potential rules relating to insurance producer compensation and disclosures. As a result of those hearings and public comments, New York regulators promulgated Regulation No. 194 in February 2010, which was effective January 1, 2011. Regulation No. 194 does not prohibit producers from accepting contingent commissions as compensation from insurers, but does obligate all insurance producers to abide by certain minimally prescribed uniform standards of compensation disclosure. Effective as of February 11, 2010, we entered into an amended and restated agreement (the "Amended Settlement Agreement")

with the Attorneys General of the States of New York, Illinois and Connecticut, the Director of the Division of Insurance, Illinois Department of Insurance, and the Superintendent of Insurance of the State of New York, which supersedes and replaces the earlier agreement with those regulators. The Amended Settlement Agreement requires us, among other things, to provide, throughout the United States, compensation disclosure that complies, at a minimum, with the requirements of Regulation 194 or the provisions of the original settlement agreement with those regulators. The Amended Settlement Agreement also requires compliance with any rules, regulations or guidance issued by the attorneys general or insurance departments of Illinois, Connecticut and any other states in which we conduct business. The Amended Settlement Agreement does not prohibit us from accepting contingent compensation. Following the Amended Settlement Agreement, we also entered agreements with substantially similar agreements with the Departments of Insurance of thirty three states and Guam which also lifts the prohibition on the acceptance of contingent commissions and requires the compliance standards of the Amended Settlement Agreement.

  The profitability of our outsourcing and consulting engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.

        In our HR Solutions business, our profitability is a function of our ability to control our costs and improve our efficiency. As we adapt to change in our business, enter into new engagements, acquire additional businesses and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency.

        Most new outsourcing arrangements undergo an implementation process whereby our systems and processes are customized to match a client's plans and programs. The cost of this process is estimated by us and often partially funded by our clients. If our actual implementation expense exceeds our estimate or if the ongoing service cost is greater than anticipated, the client contract may be less profitable than expected.

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

        Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we will not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients' perception of our ability to add value through our services and general economic conditions. Our profitability in providing HR BPO services is largely based on our ability to drive cost efficiencies during the term of our contracts for such services. If we cannot drive suitable cost efficiencies, our profit margins will suffer.

  We might not be able to achieve the cost savings required to sustain and increase our profit margins in our HR Solutions business.

        Our outsourcing business model inherently places ongoing pressure on the profit margins of our HR Solutions segment. We provide our outsourcing services over long terms for variable or fixed fees that generally are less than our clients' historical costs to provide for themselves the services we contract to deliver. Also, clients' demand for cost reductions may increase over the term of the agreement. As a result, we bear the risk of increases in the cost of delivering HR outsourcing services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, some of our operating expenses will increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. We must anticipate and respond to the dynamics of our industry and business by using quality systems, process management, improved asset utilization and effective supplier management tools. We must do this while continuing to grow our business so that our fixed costs are spread over an increasing revenue base. If we are not effective at this, our ability to sustain and increase profitability will be jeopardized.

  Our accounting for our long-term outsourcing contracts requires using estimates and projections that may change over time. These changes may have a significant or adverse effect on our reported results of operations or financial condition.

        Projecting contract profitability on the long-term outsourcing contracts in our HR Solutions business requires us to make assumptions and estimates of future contract results. All estimates are inherently uncertain and subject to change. In an effort to maintain appropriate estimates, we review each of our long-term outsourcing contracts, the related contract reserves and intangible assets on a regular basis. If we determine that we need to change our estimates for a contract, we will change the estimates in the period in which the determination is made. These assumptions and estimates involve the exercise of judgment and discretion, which may also evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. In particular, HR BPO is a relatively immature industry and we have limited experience in estimating implementation and ongoing costs compared to our more mature benefits outsourcing business. Further, changes in assumptions, estimates or developments in the business or the application of accounting principles related to long-term outsourcing contracts may change our initial estimates of future contract results. Application of, and changes in, assumptions, estimates and policies may adversely affect our financial results.

  We rely on third parties to provide services, and their failure to perform the service could do harm to our business.

        As part of providing services to clients in our HR Solutions business, we rely on a number of third-party service providers. These providers include, but are not limited to, plan trustees and payroll service providers responsible for transferring funds to employees or on behalf of employees, and providers of data and information, such as software vendors, health plan providers, investment managers and investment advisers, that we work with to provide information to clients' employees. Those providers also include providers of human resource functions such as recruiters and trainers employed by us in connection with our human resources business processing services delivered to our clients. Failure of third-party service providers to perform in a timely manner, particularly during periods of peak demand, could result in contractual or regulatory penalties, liability claims from clients and/or employees, damage to our reputation and harm to our business.

  We rely heavily on our computing and communications infrastructure and the integrity of these systems in the delivery of human resources services for our HR Solutions clients, and our operational performance and revenue growth depends, in part, on the reliability and functionality of this infrastructure as a means of delivering human resources services.

        The internet is a key mechanism for delivering our human resources services to our HR Solutions clients efficiently and cost effectively. Our clients may not be receptive to human resource services delivered over the internet due to concerns regarding transaction security, user privacy, the reliability and quality of internet service and other reasons. Our clients' concerns may be heightened by the fact we use the internet to transmit extremely confidential information about our clients and their employees, such as compensation, medical information and other personally identifiable information. In order to maintain the level of security, service and reliability that our clients require, we may be required to make significant investments in our online methods of delivering human resources services. In addition, websites and proprietary online services have experienced service interruptions and other delays occurring throughout their infrastructure. The adoption of additional laws or regulations with respect to the internet may impede the efficiency of the internet as a medium of exchange of information and decrease the demand for our services. If we cannot use the internet effectively to deliver our services, our revenue growth and results of operation may be impaired.

        We may lose client data as a result of major catastrophes and other similar problems that may materially adversely impact our operations. We have multiple processing centers around the world that use various commercial methods for disaster recovery capabilities. Our main data processing center is located near the Aon Hewitt headquarters in Lincolnshire, Illinois. In the event of a disaster, our business continuity may not be sufficient, and the data recovered may not be sufficient for the administration of our clients' human resources programs and processes.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at 200 E. Randolph Street in Chicago, Illinois, where we occupy approximately 327,000 square feet of space under an operating lease agreement that expires in 2013. There are two five-year renewal options at current market rates. We own one building at Pallbergweg 2-4, Amsterdam, the Netherlands (150,000 square feet). The following are additional significant leased properties, along with the occupied square footage and expiration.

Property:	Occupied Square Footage	Lease Expiration Dates

4 Overlook Point and other locations, Lincolnshire, Illinois	1,279,000	2014 - 2019
2601 Research Forest Drive, The Woodlands, Texas	414,000	2020
2300 Discovery Drive, Orlando, Florida	364,000	2020
Devonshire Square and other locations, London, UK	339,000	2018 - 2028
199 Water Street, New York, New York	337,000	2018
1000 N. Milwaukee Avenue, Glenview, Illinois	233,000	2017
7201 Hewitt Associates Drive, Charlotte, North Carolina	218,000	2015

        The locations in Lincolnshire, Illinois, The Woodlands, Texas, Orlando, Florida, and Charlotte North Carolina, each of which were acquired as part of the Hewitt acquisition, are primarily dedicated to our HR Solutions business. The other locations listed above house personnel from each of our business segments.

        In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 10 "Lease Commitments" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2010.

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 18 "Commitments and Contingencies — Legal," of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    (Removed and Reserved).

Executive Officers of the Registrant

        The executive officers of Aon, their business experience during the last five years, and their ages and positions held as of December 31, 2010 are set forth below.

Name	Age	Position
Gregory C. Case	48	President and Chief Executive Officer. Mr. Case became President and Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice. He previously was responsible for McKinsey's Global Insurance Practice, and was a member of McKinsey's governing Shareholders' Committee. Prior to joining McKinsey, Mr. Case was with the investment banking firm of Piper, Jaffray and Hopwood and the Federal Reserve Bank of Kansas City.
Christa Davies	39

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

Gregory J. Besio	53

Executive Vice President, Chief Administrative Officer and Head of Global Strategy. Mr. Besio currently serves as Executive Vice President, Chief Administrative Officer and Head of Global Strategy of Aon, and also serves as the Executive Integration Leader for Aon Hewitt following the merger of Hewitt Associates, Inc. with a subsidiary of Aon. Prior to joining Aon in May 2007, Mr. Besio held a variety of senior positions in strategy and operations at Motorola. Prior to joining Motorola, he was a partner at McKinsey & Company.

Name	Age	Position
Philip Clement	45

Global Chief Marketing and Communications Officer. Mr. Clement joined Aon in May 2006 and serves as Global Chief Marketing and Communications Officer. Prior to joining Aon, Mr. Clement was a managing partner of The Clement Group, a management consulting firm that he founded in Chicago in July 2001. Prior to founding The Clement Group, he served as the senior vice president of global market development for Inforte Corporation.

Jeremy G.O. Farmer	61

Senior Vice President and Head of Human Resources. Mr. Farmer joined Aon in 2003 as Senior Vice President and Head of Human Resources. Prior to joining Aon, Mr. Farmer spent 22 years with Bank One Corporation and its predecessor companies, where he served in a variety of senior human resources positions.

Russell P. Fradin	55

Chairman and Chief Executive Officer, Aon Hewitt. Mr. Fradin joined Aon in October 2010 as Chairman and Chief Executive Officer of Aon Hewitt at the effective time of the merger of Hewitt Associates, Inc. with a subsidiary of Aon. Mr. Fradin served as Chairman of the Board of Directors and Chief Executive Officer of Hewitt Associates, Inc. from September 2006 until the merger. Prior to joining Hewitt Associates, Inc., Mr. Fradin served as President and Chief Executive Officer of The BISYS Group, Inc., a provider of outsourcing services to companies in the financial services industry, from February 2004 until September 2006. Before joining BISYS, he served for seven years in various senior executive positions with Automatic Data Processing, Inc., a provider of payroll and computerized business services, most recently as Group President, Global Employer Services.

Peter Lieb	54

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

Stephen P. McGill	52

Chairman and Chief Executive Officer, Aon Risk Solutions. Mr. McGill joined Aon in May 2005 as Chief Executive Officer of the Global Large Corporate business unit, which is now part of Aon Global, and was named Chief Executive Officer of Aon Risk Services Americas in January 2006 and Chief Executive Officer of Aon Global in January 2007 prior to being named to his current position in February 2008. Previously, Mr. McGill served as Chief Executive Officer of Jardine Lloyd Thompson Group plc.

Name	Age	Position
Laurel Meissner	52

Senior Vice President and Global Controller. Ms. Meissner joined Aon in February 2009, and was appointed Senior Vice President and Global Controller and designated as Aon's principal accounting officer in March 2009. Prior to joining Aon, Ms. Meissner served from July 2008 through January 2009 as Senior Vice President, Finance, Chief Accounting Officer of Motorola, Inc., an international communications company. Ms. Meissner joined Motorola in 2000 as Director of Technical Accounting, served as its Vice President, Finance and Assistant Controller from November 2001 to August 2007, its Corporate Vice President, Finance and Assistant Controller from August 2007 to March 2008 and its Corporate Vice President, Finance, Chief Accounting Officer from March 2008 to July 2008.

Michael J. O'Connor	42

Chief Operating Officer, Aon Risk Solutions. Mr. O'Connor joined Aon in February 2008 and serves as Chief Operating Officer of Aon Risk Solutions. Prior to joining Aon, Mr. O'Connor spent approximately ten years at McKinsey & Company, most recently serving as a partner and a leader of the North American Financial Services practice and the North American Insurance practice.

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

        We have approximately 9,300 holders of record of our common stock as of January 31, 2011.

        We hereby incorporate by reference Note 12, "Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

10/1/10 - 10/31/10	—	$—	—	$2,164,804,315
11/1/10 - 11/30/10	1,854,253	40.39	1,854,253	2,089,907,636
12/1/10 - 12/31/10	1,766,000	42.45	1,766,000	2,014,948,003

	3,620,253	41.39	3,620,253	2,014,948,003

        In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion. Shares may be repurchased through the open market or in privately negotiated transactions. Through December 31, 2010, we repurchased 111.9 million shares of common stock at an average price (excluding commissions) of $40.97 per share for an aggregate purchase price of $4.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchase under the program is $15 million, with no termination date. In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

Selected Financial Data

(millions except stockholders, employees and per share data)	2010	2009	2008	2007	2006

Income Statement Data
Commissions, fees and other	$8,457	$7,521	$7,357	$7,054	$6,546
Fiduciary investment income	55	74	171	180	142

Total revenue	$8,512	$7,595	$7,528	$7,234	$6,688

Income from continuing operations	$759	$681	$637	$675	$499
(Loss) income from discontinued operations (3)	(27)	111	841	202	230
Cumulative effect of change in accounting principle, net of tax (6)	—	—	—	—	1

Net income	732	792	1,478	877	730
Less: Net income attributable to noncontrolling interest	26	45	16	13	10

Net income attributable to Aon stockholders	$706	$747	$1,462	$864	$720

Basic Net Income (Loss) Per Share Attributable to Aon Stockholders (7)
Continuing operations	$2.50	$2.25	$2.12	$2.17	$1.52
Discontinued operations	(0.09)	0.39	2.87	0.66	0.71
Cumulative effect of change in accounting principle (6)	—	—	—	—	—

Net income	$2.41	$2.64	$4.99	$2.83	$2.23

Diluted Net Income (Loss) Per Share Attributable to Aon Stockholders (7)
Continuing operations	$2.46	$2.19	$2.04	$2.04	$1.43
Discontinued operations	(0.09)	0.38	2.76	0.62	0.67
Cumulative effect of change in accounting principle (6)	—	—	—	—	—

Net income	$2.37	$2.57	$4.80	$2.66	$2.10

Balance Sheet Data
Fiduciary assets (8)	$10,063	$10,835	$10,678	$9,498	$9,704
Intangible assets (1)(2)	12,258	6,869	6,416	5,119	4,646
Total assets	28,982	22,958	22,940	24,929	24,384
Long-term debt	4,014	1,998	1,872	1,893	2,243
Total equity (4)(5)	8,306	5,431	5,415	6,261	5,251

Common Stock and Other Data
Dividends paid per share	$0.60	$0.60	$0.60	$0.60	$0.60
Price range:
High	46.24	46.19	50.00	51.32	42.76
Low	35.10	34.81	32.83	34.30	31.01
At year-end:
Market price	$46.01	$38.34	$45.68	$47.69	$35.34
Common stockholders	9,316	9,883	9,089	9,437	10,013
Shares outstanding	332.3	266.2	271.8	304.6	299.6
Number of employees	59,100	36,200	37,700	42,500	43,100

(1)
On October 1, 2010, we completed the acquisition of Hewitt. In connection with the acquisition, we recorded intangible assets of $5.6 billion, based on the preliminary purchase accounting.

(2)
In 2008, we completed the acquisition of Benfield. In connection with the acquisition, we recorded intangible assets of $1.7 billion.

(3)
We have sold certain businesses whose results have been reclassified as discontinued operations, including AIS Management Corporation and our P&C Operations (both sold in 2009), Combined Insurance Company of America and Sterling Life Insurance Company (both sold in 2008), and Aon Warranty Group and Construction Program Group (both sold in 2006).

(4)
Effective January 1, 2009, we adopted a new accounting standard requiring non-controlling interests to be separately presented as a component of total equity. Prior years have been adjusted to conform to the new standard.

(5)
In 2006, we adopted an accounting standard that required us to reflect the funded status of the pension and postretirement plans in our Consolidated Statements of Financial Position, which reduced total equity by $349 million. Retrospective application was not permitted.

(6)
Effective January 1, 2006, we adopted a new accounting standard on share-based payments.

(7)
Effective January 1, 2009, we adopted additional guidance regarding participating securities and computing net income per share using the two-class method. Prior years' basic and diluted net income per share have been adjusted to conform to the new guidance.

(8)
Represents insurance premiums receivables from clients as well as cash and investments held in a fiduciary capacity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY OF 2010 FINANCIAL RESULTS

        The challenging global economic environment continues to provide headwinds for our business. This results in pricing pressures across our Risk and HR Solutions businesses. We continue to operate in a soft insurance pricing market, as property and casualty rates continue to decline, however, the level of exposure units, or volume, appears to be stabilizing. Exposure units have been negatively impacted by the global economy, which places pressure on our business in three primary ways:

  •
  declining insurable risks due to decreasing asset values, including property values, payroll, number of active employees, and corporate revenues,

  •
  client cost-driven behavior, where clients are actively looking to reduce spending in order to meet budget reductions, and increase risk retention, as a result of prioritizing their total spending, and

  •
  sector specific weakness, including financial services, construction, private equity, and mergers and acquisitions, all of which have been particularly impacted by the current economic downturn.

        Our revenue for 2010 increased as a result of acquisitions, including Hewitt's results from the date of the acquisition, new products and services, such as GRIP Solutions, and from improvement and stabilization in the market. We also continue to demonstrate expense discipline, while we invest in our businesses.

        We have committed to our stockholders that we will focus on three key metrics: grow organically, expand margins, and increase earnings per share. The following is our measure of performance against these three metrics for 2010:

  •
  Organic revenue growth, as defined under the caption "Review of Consolidated Results — General" below, was flat in 2010, however, this was an improvement compared to the prior year's organic revenue decline, as global economic conditions begin to stabilize following the economic slowdown that has impacted the global markets since 2008.

  •
  Adjusted operating margin, as defined under the caption "Review of Consolidated Results — General" below, was 17.6% for Aon overall, 20.4% for the Risk Solutions segment, and 14.9% for the HR Solutions segment. Adjusted operating margins expanded in the Risk Solutions segment, but declined in the HR Solutions segment and for the Company overall.

  •
  Adjusted diluted earnings per share from continuing operations attributable to Aon's stockholders, as defined under the caption "Review of Consolidated Results — General" below, was $3.12 per share in 2010, similar to 2009, demonstrating solid operational performance and effective capital management despite a difficult business environment.

Additionally, the following is a summary of our 2010 financial results:

  •
  Revenue increased $917 million, or 12%, to $8.5 billion due primarily to an increase from acquisitions, primarily Hewitt, net of dispositions and a 1% favorable impact from foreign currency translation, which was partially offset by lower fiduciary investment income of $19 million due to the decline in global interest rates. Organic revenue growth was flat in the Risk Solutions segment and 1% in the HR Solutions segment.

  •
  Operating expenses increased $712 million from the prior year to $7.3 billion, primarily as a result of the inclusion of expenses from Hewitt and our smaller acquisitions, a $49 million non-cash U.S. defined benefit pension plan expense resulting from an adjustment to the market-related value of plan assets, $40 million of Hewitt related acquisition and integration costs, unfavorable foreign currency translation, and the net pension curtailment gain recognized in 2009 of $78 million related to our U.S. and Canada defined benefit pension plans. These increases were partially offset by lower restructuring charges of $240 million, lower incentive costs, and restructuring and other operational expense savings.

  •
  Our consolidated operating margin from continuing operations for the year improved to 14.4% in 2010 from 13.4% in 2009. The improvement in operating margin reflects lower costs and increased benefits related to our restructuring initiatives, partially offset by the pension curtailment gain and pension adjustment described above.

  •
  Net income from continuing operations attributable to Aon stockholders increased $97 million, or 15%, from 2009 to $733 million.

REVIEW OF CONSOLIDATED RESULTS

General

        In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted pretax margin, adjusted diluted earnings per share, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue

        We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations. Organic revenue excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and unusual items. Supplemental information related to organic growth represents a measure not in accordance with U.S. generally accepted accounting principles ("GAAP"), and should be viewed in addition to, not instead of, our Consolidated Statements of Income. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. Reconciliation of this non-GAAP measure, organic revenue growth percentages to the reported Commissions, fees and other revenue growth percentages, has been provided in the "Review by Segment" caption, below.

Adjusted Operating Margins

        We use adjusted operating margin as a measure of core operating performance of our Risk Solutions and HR Solutions businesses. Adjusted operating margin excludes the impact of noteworthy items, including restructuring charges, the pension adjustment, Hewitt related costs, and costs for anti-bribery and compliance initiatives. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Statements of Income. A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

Year Ended December 31, 2010	Total Aon (1)	Risk Solutions	HR Solutions

Revenue — U.S. GAAP	$8,512	$6,423	$2,111

Operating income — U.S. GAAP	1,226	1,194	234
Restructuring charges	172	110	62
Pension adjustment	49	—	—
Hewitt related costs	40	—	19
Anti bribery and compliance initiatives	9	9	—

Operating income — as adjusted	$1,496	$1,313	$315

Operating margins — U.S. GAAP	14.4%	18.6%	11.1%
Operating margins — as adjusted	17.6%	20.4%	14.9%

1)
Includes unallocated expenses and the elimination of intersegment revenue.

Adjusted Diluted Earnings per Share from Continuing Operations

        We also use adjusted diluted earnings per share from continuing operations as a measure of Aon's core operating performance. Adjusted diluted earnings per share excludes the impact of restructuring charges, the pension adjustment, Hewitt related costs, and costs for anti-bribery and compliance initiatives, along with related income taxes. Reconciliations of this non-GAAP measure to the reported diluted earnings per share is as follows (in millions except per share data):

Year Ended December 31, 2010	U.S. GAAP	Adjustments	As Adjusted

Operating Income	$1,226	$270	$1,496
Interest income	15	—	15
Interest expense	(182)	14	(168)
Other income (expense)	—	—	—

Income from continuing operations before income taxes	1,059	284	1,343
Income taxes	300	88	388

Income from continuing operations	759	196	955
Less: Net income attributable to noncontrolling interests	26	—	26

Income from continuing operations attributable to Aon stockholders	$733	$196	$929

Diluted earnings per share from continuing operations	$2.46	$0.66	$3.12

Weighted average common shares outstanding — diluted	298.1	298.1	298.1

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

Summary of Results

        The consolidated results of continuing operations follow (in millions):

Years ended December 31,	2010	2009	2008

Revenue:
Commissions, fees and other	$8,457	$7,521	$7,357
Fiduciary investment income	55	74	171

Total revenue	8,512	7,595	7,528

Expenses:
Compensation and benefits	5,097	4,597	4,581
Other general expenses	2,189	1,977	2,007

Total operating expenses	7,286	6,574	6,588

Operating income	1,226	1,021	940
Interest income	15	16	64
Interest expense	(182)	(122)	(126)
Other income	—	34	1

Income from continuing operations before income taxes	1,059	949	879
Income taxes	300	268	242

Income from continuing operations	759	681	637
(Loss) income from discontinued operations, after-tax	(27)	111	841

Net income	732	792	1,478
Less: Net income attributable to noncontrolling interests	26	45	16

Net income attributable to Aon stockholders	$706	$747	$1,462

Consolidated Results for 2010 Compared to 2009

Revenue

        Revenue increased by $917 million, or 12%, in 2010 compared to 2009. This increase principally reflects an $844 million, or 67%, increase in the HR Solutions segment, a $118 million, or 2%, increase in the Risk Solutions segment, partially offset by a $49 million decline in unallocated revenue. The 67% increase in the HR Solutions segment was principally driven by acquisitions, primarily Hewitt, net of dispositions, 1% organic revenue growth, and a 1% positive impact from foreign currency translation. The 2% increase in the Risk Solutions segment was primarily driven by a 1% increase from acquisitions, primarily Allied North America, net of dispositions, and a 1% favorable impact from foreign currency translation. Organic revenue growth was flat, an improvement from the declines experienced in the prior year, as a result of global economic conditions slowly improving. A $19 million decline in fiduciary investment income was due to a decline in global interest rates. In 2009, $49 million in unallocated revenue was related to our ownership in certain insurance investment funds acquired with Benfield. In 2010, this investment is no longer consolidated in our financial statements.

Compensation and Benefits

        Compensation and benefits increased $500 million, or 11%, over 2009. The increase reflects a $562 million, or 75%, increase in the HR Solutions segment and a $51 million increase in unallocated expenses, which was partially offset by a $113 million, or 3%, decrease in the Risk Solutions segment.

In total, the increase for the year was driven by the inclusion of Hewitt's operating expenses from the date of the acquisition, a net pension curtailment gain recognized in 2009 of $78 million related to our U.S. and Canada defined benefit pension plans, a $49 million non-cash U.S. defined benefit pension plan expense resulting from an adjustment to the market-related value of plan assets, and an unfavorable impact of foreign currency translation, which more than offset lower restructuring costs, restructuring savings and other operational improvements.

Other General Expenses

        Other general expenses increased by $212 million, or 11%, in 2010 compared to 2009. This increase reflects a $251 million, or 81%, increase in the HR Solutions segment and a $24 million increase in unallocated expenses, which was partially offset by a $63 million, or 4%, decrease in the Risk Solutions segment. The overall increase was due largely to the impact of the Hewitt acquisition, reflecting the inclusion of operating expenses and intangible amortization from the acquisition date; higher E&O expenses as a result of the higher level of insurance recoveries in the prior year; the unfavorable impact of foreign currency translation; costs associated with the Manchester United Sponsorship, which commenced during the year; and other Hewitt related transaction and integration costs. These increased costs were partially offset by lower restructuring charges, restructuring savings, operational expense management, and Benfield integration costs in 2009.

Interest Income

        Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income decreased $1 million, or 6%, from 2009, due to lower global interest rates.

Interest Expense

        Interest expense, which represents the cost of our worldwide debt obligations, increased $60 million, or 49%, from 2009 due mainly to an increase in the amount of debt outstanding related to the Hewitt acquisition, including $1.5 billion in notes and a $1.0 billion term loan, and $14 million in deferred financing costs attributable to a $1.5 billion Bridge Loan Facility that was put in place to finance the Hewitt acquisition, but was cancelled following the issuance of the notes.

Other Income

        There was no Other income in 2010 versus $34 million in 2009. This decrease is primarily due to $4 million in losses in 2010 compared to $13 million in gains in 2009 related to the disposal of several small businesses, an $8 million loss related to the early extinguishment of debt primarily acquired in the Hewitt acquisition in 2010, and a $5 million gain in 2009 from the extinguishment of $15 million of junior subordinated debentures.

Income from Continuing Operations before Income Taxes

        Income from continuing operations before income taxes was $1.1 billion, a 12% increase from $949 million in 2009. The increase in income was driven by the inclusion of Hewitt's operating results from the date of the acquisition, lower costs and increased benefits from restructuring initiatives, favorable foreign currency translation and operational improvement, which was partially offset by the pension curtailment gain recognized last year, Hewitt related transaction and integration costs, the 2010 pension adjustment related to the U.S. defined benefit pension plan, and costs related to the Manchester United sponsorship.

Income Taxes

        The effective tax rate on income from continuing operations was 28.4% in 2010 and 28.2% in 2009. The 2010 rate reflects the impact of the Hewitt acquisition in the fourth quarter, a favorable U.S. pension expense adjustment, which had a tax rate of 40%, and deferred tax adjustments. The 2009 tax rate was negatively impacted by a non-cash deferred tax expense on the U.S. pension curtailment gain, which had a tax rate of 40%. The underlying tax rate for continuing operations was 28.5% in 2010 and is estimated to be approximately 30% for 2011, reflecting changes in geographical mix of income following the Hewitt acquisition.

Income from Continuing Operations

        Income from continuing operations increased to $759 million ($2.46 diluted net income per share) in 2010 from $681 million ($2.19 diluted net income per share) in 2009. Currency fluctuations positively impacted income from continuing operations in 2010 by $0.11 per diluted share, when the 2009 Consolidated Statement of Income is translated using 2010 foreign exchange rates.

Discontinued Operations

        In 2010, an after-tax loss from discontinued operations of $27 million ($0.09 diluted net loss per share) was recorded compared to after-tax income from discontinued operations of $111 million ($0.38 diluted net income per share) in 2009. The loss in 2010 was driven by the settlement of legacy litigation related to the Buckner vs. Resource Life case. The 2009 results include the recognition of a $55 million foreign tax carryback related to the sale of CICA, a $43 million after-tax gain on the sale of AIS and a curtailment gain on the post-retirement benefit plan related to the CICA disposal.

Consolidated Results for 2009 Compared to 2008

Revenue

        Revenue increased by $67 million, or 1%, in 2009 compared to 2008. This increase reflects a $108 million, or 2%, increase in the Risk Solutions segment and a $49 million increase associated with corporate ownership in insurance investments obtained as part of the acquisition of Benfield in November 2008, partially offset by an $89 million, or 7%, decrease in the HR Solutions segment. This 2% increase in the Risk Solutions segment was primarily driven by increased commissions and fees attributable to Benfield, partially offset by a $95 million decrease in fiduciary investment income due to declines in global interest rates, the negative impact of foreign currency translation and a 1% decline in organic revenue reflecting the weak economic conditions globally. The 7% decrease in the HR Solutions segment was primarily driven by the negative impact of foreign currency translation, a 2% decline in organic revenue reflecting the impact of the economic downturn, and the impact of the previously announced termination of an outsourcing contract with AT&T.

Compensation and Benefits

        Compensation and benefits increased by $16 million, essentially even with 2008. This increase reflects a $70 million, or 2%, increase in the Risk Solutions segment and a $7 million, or 12%, increase in unallocated expenses, partially offset by a $61 million, or 7%, decrease in the HR Solutions segment. The slight increase overall from last year was driven by the impact of Benfield and higher restructuring costs, which were offset by favorable foreign currency translation, restructuring savings, gains related to the pension curtailments and lower incentive compensation.

Other General Expenses

        Other general expenses decreased by $30 million, or 1%, in 2009 compared to 2008. This decrease reflects a $16 million, or 1%, decline in the Risk Solutions segment and a $23 million, or 7%, decrease in the HR Solutions segment, partially offset by a $9 million increase in unallocated expenses. The overall decline was driven by favorable foreign exchange, lower E&O expenses due to insurance recoveries, restructuring savings, operational expense management, and reduced costs related to our FCPA and anti-corruption reviews and related compliance initiatives. These items exceeded the impact of Benfield, including increased intangible amortization related to the merger, and higher restructuring charges.

Interest Income

        Interest income, which represents income earned on operating cash balances and miscellaneous income-producing securities, decreased $48 million from 2008 and was driven mainly by lower investment balances and the global decline in interest rates in 2009.

Interest Expense

        Interest expense declined $4 million, due primarily to the impact of favorable foreign exchange rates, which was mostly offset by higher interest rates following the third quarter issuance of €500 million ($721 million at December 31, 2009 exchange rates) of long-term debt at a 6.25% coupon, which replaced debt borrowed at lower rates under our Euro credit facility.

Other Income

        Other income increased $33 million to $34 million in 2009. This increase in income is primarily a result of hedging losses associated with the Benfield acquisition in 2008, partially offset by lower equity income recognized in 2008.

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

Income Taxes

        The effective tax rate on income from continuing operations was 28.2% and 27.5% for 2009 and 2008, respectively. The increase reflects changes in the mix between our U.S. and international pretax income.

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

Discontinued Operations

        Income from discontinued operations decreased $730 million to $111 million ($0.38 diluted net income per share) in 2009 from $841 million ($2.76 diluted net income per share) in 2008. The 2009 results include the recognition of a $55 million foreign tax credit carryback related to the sale of CICA, the gain on the sale of AIS, results from our P&C operations through the date of disposal, a curtailment gain on the post-retirement benefit plan related to the CICA disposal, and residual tax settlements related to our Aon Warranty Group disposal. The 2008 results include the gain on the sale of our CICA and Sterling subsidiaries ($935 million) and the operations of CICA and Sterling for the first quarter of 2008, partially offset by a loss recognized on our remaining P&C operations.

Restructuring Initiatives

Aon Hewitt Restructuring Plan

        On October 14, 2010, we announced a global restructuring plan (the "Aon Hewitt Plan") in connection with our acquisition of Hewitt. The Aon Hewitt Plan, which will continue into 2013, is intended to streamline operations across the combined Aon Hewitt organization. The restructuring plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate lease rationalization costs. An estimated 1,500 to 1,800 positions globally, predominately non-client facing, are expected to be eliminated as part of the plan.

        As of December 31, 2010, approximately 360 jobs have been eliminated under the Aon Hewitt Plan and total expenses of $52 million have been incurred. All costs associated with the Aon Hewitt Plan are included in the HR Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.

        The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	Estimated Total Cost for Restructuring Plan (1)

Workforce reduction	$49	$180
Lease consolidation	3	95
Asset impairments	—	47
Other costs associated with restructuring (2)	—	3

Total restructuring and related expenses	$52	$325

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

        The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013. We expect to achieve approximately $355 million in annual cost savings across Aon Hewitt in 2013, including approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs. All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

Aon Benfield Restructuring Plan

        We announced a global restructuring plan ("Aon Benfield Plan") in conjunction with our 2008 merger with Benfield. The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 700 job eliminations. Additionally, duplicate space and assets will be abandoned. We originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. During 2009, we reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated. We currently estimate the Aon Benfield Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $26 million and $55 million has been recorded in earnings during 2010 and 2009, respectively, and an estimated additional $19 million will be recorded in future earnings.

        As of December 31, 2010, approximately 690 jobs have been eliminated under the Aon Benfield Plan. Total payments of $105 million have been made under this plan to date.

        The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	Total to Date	Estimated Total Cost for Restructuring Period (1)

Workforce reduction	$32	$38	$15	$85	$97
Lease consolidation	22	14	7	43	49
Asset impairments	—	2	2	4	5
Other costs associated with restructuring (2)	1	1	2	4	4

Total restructuring and related expenses	$55	$55	$26	$136	$155

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

        All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the Consolidated Statements of Income. We expect these restructuring activities and related expenses to affect continuing operations into 2011.

        The Aon Benfield Plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $122 million in 2011. We estimate that we realized approximately $100 million, and $45 million, of cost savings in 2010 and 2009, respectively. The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

2007 Restructuring Plan

        In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (the "2007 Plan"). The 2007 Plan resulted in approximately 4,700 job eliminations and the Company has closed or consolidated several offices resulting in sublease losses or lease buy-outs. The total cumulative pretax charges for the 2007 Plan were $748 million. The Company does not expect any further expenses to be incurred in the 2007 Plan. Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Consolidated Statements of Income.

        We estimate that we realized cost savings, before any reinvestment of savings, of approximately $476 million and $269 million in 2010 and 2009, respectively, and expect annual cost savings of approximately $536 million in 2011.

        The following summarizes the restructuring and related expenses by type that have been incurred related to the 2007 Plan (in millions):

	2007	2008	2009	2010	Total 2007 Plan

Workforce reduction	$17	$166	$251	$72	$506
Lease consolidation	22	38	78	15	153
Asset impairments	4	18	15	2	39
Other costs associated with restructuring (1)	3	29	13	5	50

Total restructuring and related expenses	$46	$251	$357	$94	$748

(1)
Other costs associated with restructuring initiatives include moving costs and consulting and legal fees.

        The following summarizes the restructuring and related expenses by segment that have been incurred related to the 2007 Plan (in millions):

	2007	2008	2009	2010	Total 2007 Plan

Risk Solutions	$41	$234	$322	$84	$681
HR Solutions	5	17	35	10	67

Total restructuring and related expenses	$46	$251	$357	$94	$748

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

        Our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our stockholders. Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under various credit facilities. Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring, pension obligations and stockholder dividends.

        Cash and short-term investments increased $492 million to $1.1 billion in 2010, demonstrating our strong balance sheet which provides us with significant financial flexibility. During 2010, cash flow from operating activities, excluding client held funds, increased $271 million to $768 million. Uses of funds in 2010 included the acquisition of Hewitt and the repurchase of $250 million of common stock. In the fourth quarter, we acquired Hewitt for a total purchase price of $4.9 billion with 50% cash and 50%

equity in order to maintain our investment grade rating. We used the proceeds from a $1.5 billion senior notes offering and $1.0 billion term loan to fund the cash component and issued 61 million shares to fund the equity component of the purchase price. The $1.5 billion in financing includes three traunches of unsecured notes at attractive rates with staggered maturities of 5 years, 10 years and 30 years. The term loan facility is a $1 billion 3-year facility. We chose these maturities to help manage our liquidity risk by ensuring a material amount of debt does not become due in any one year.

        Our investment grade rating is important to us for a number of reasons, the most important of which is preserving our financial flexibility. If our credit ratings were downgraded to below investment grade, the interest expense on any outstanding balances on our credit facilities would increase and we could incur additional requests for pension contributions. To manage unforeseen situations, we have committed credit lines of approximately $1.3 billion and we manage our business to ensure we maintain our current investment grade ratings as evidenced by the equity component of the purchase price for Hewitt.

Summary Cash Flow table

        The Consolidated Statement of Cash Flows includes Hewitt activity from the date of acquisition, October 1, 2010.

(millions) Year Ended December 31	2010	2009	2008

Cash provided by operating activities:
Net income, adjusted for non-cash items	$1,377	$1,290	$601
Change in assets and liabilities, excluding funds held on behalf of clients	(609)	(793)	(158)

	768	497	443
Funds held on behalf of clients	19	(90)	525

	787	407	968

Cash (used for) provided by investing activities:
Excluding funds held on behalf of clients	(2,539)	(229)	1,929
Funds held on behalf of clients	(19)	90	(525)

	(2,558)	(139)	1,404

Cash provided by (used for) financing activities:	1,838	(649)	(2,244)
Effect of exchange rate changes on cash and cash equivalents	62	16	(130)

Net increase (decrease) in cash and cash equivalents	$129	$(365)	$(2)

Operating Activities

        Net cash provided by operating activities in 2010 increased $380 million compared with 2009, with $109 million due to the change in funds held on behalf of clients. Excluding the change in client held funds, cash provided from operating activities increased $271 million compared to 2009. The primary contributors to cash flow from operations in 2010, excluding the change in funds held on behalf of clients, were net income (adjusted for non-cash items) of $1.4 billion, partially offset by a $280 million decrease in accounts payable and accrued liabilities, and a $130 million decrease related to our pension and other post employment plans. The decrease in accrued liabilities was primarily related to post-acquisition Hewitt incentive compensation payments. Cash contributions to our major defined pension plans in excess of pension expense were $130 million in 2010 and $404 million in 2009. Pension contributions during 2010 were $288 million and $437 million in 2009. In 2011, we expect to contribute $403 million to our major pension plans.

Investing Activities

        Cash used for investing activities in 2010 was $2.6 billion. Acquisitions used $2.0 billion, primarily related to the acquisition of Hewitt. Net purchases of non-fiduciary short-term investments used $337 million, and capital expenditures used $180 million. The sale of businesses used $30 million, consisting of proceeds from several small dispositions which were more than offset by a $38 million use of cash for a litigation settlement related to a previously disposed of business. Sales, net of purchases, of long-term investments provided $56 million.

        Cash used for investing activities was $139 million in 2009, primarily comprised of $274 million paid to acquire 14 businesses, including Allied North America and FCC Global Insurance Services, $158 million paid to purchase long-term investments, and $140 million for capital expenditures, partially offset by $332 million of net proceeds from the sales of non-fiduciary short- and long-term investments.

        Cash provided by investing activities was $1.4 billion in 2008. During 2008, we received $2.8 billion in proceeds from the sale of CICA and Sterling, partially offset by $1.1 billion paid for Benfield and other acquisitions.

Financing Activities

        Cash provided by financing activities during 2010 was $1.8 billion. During 2010 we received $2.9 billion from the issuance of debt, primarily a $600 million 3.5% note due in 2015, a $600 million 5% note due in 2020, a $300 million 6.25% note due 2040, and a $1 billion three-year term note due in 2013, all associated with the acquisition of Hewitt. Additionally, we borrowed $308 million from our Euro credit facility and $100 million of commercial paper during the year, which were repaid as of year end. We also repaid $299 million of debt assumed in the Hewitt acquisition. Other uses of cash include $250 million for share repurchases and $175 million for dividends to shareholders. Proceeds from the exercise of stock options and issuance of shares purchased through the employee stock purchase plan were $194 million.

        Cash used for financing activities in 2009 was $649 million. We purchased $590 million of treasury shares, and received $163 million in proceeds from the exercise of stock options and issuance of shares purchased through the employee stock purchase plan. During 2009, we issued €500 million ($721 million at December 31, 2009 exchange rates) of 6.25% senior unsecured debentures. These funds were primarily used to pay off our Euro credit facility borrowings. We also used $100 million for the repayment of short-term debt related to a variable interest entity ("VIE") for which we were the primary beneficiary. Cash dividends of $165 million were paid to shareholders.

        Cash used for financing activities in 2008 was $2.2 billion. This was primarily comprised of $1.9 billion of share repurchase activity, less the proceeds from the exercise of stock options of $246 million; the net repayment of debt of $386 million, almost entirely related to our Euro credit facility; and dividends of $171 million.

Cash and Investments

        At December 31, 2010, our cash and cash equivalents and short-term investments were $1.1 billion, an increase of $492 million from December 31, 2009. Of the total balance recorded at December 31, 2010, approximately $60 million was restricted as to its use. At December 31, 2010, $521 million of cash and cash equivalents and short-term investments were held in the U.S. and $610 million was held by our subsidiaries in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

        In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then remitted to the insureds.

Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements. Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for fiduciary assets and fiduciary liabilities are equal. Our fiduciary assets included cash and investments of $3.5 billion and fiduciary receivables of $6.6 billion at December 31, 2010. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

        As disclosed in Note 17 "Fair Value and Financial Instruments," of the Notes to Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds. Money market funds are carried at cost as an approximation of fair value. Based on market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We do not believe that there are any market liquidity issues affecting the fair value of these investments.

        As of December 31, 2010, our investments in money market funds and highly liquid debt instruments had a fair value of $2.6 billion and are reported as cash equivalents, short-term investments or fiduciary assets in the Consolidated Statements of Financial Position depending on their nature and initial maturity.

        The following table summarizes our fiduciary assets and non-fiduciary cash and investments as of December 31, 2010 (in millions):

	Balance Sheet Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total

Certificates of deposit, bank deposits or time deposits	$321	$—	$1,678	$1,999
Money market funds	—	782	1,809	2,591
Highly liquid debt instruments	25	—	2	27
Other investments due within one year	—	3	—	3

Cash and investments	346	785	3,489	4,620
Fiduciary receivables	—	—	6,574	6,574

Total	$346	$785	$10,063	$11,194

Share Repurchase Program

        In 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion of our outstanding common stock. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital. Any repurchased shares will be available for employee stock plans and for other corporate purposes. In 2010, we repurchased 6.1 million shares at a cost of $250 million. In 2009, we repurchased 15.1 million shares at a cost of $590 million. In 2008, we repurchased 42.6 million shares at a cost of $1.9 billion. Since the inception of our share repurchase program in 2005, we have repurchased a total of 111.9 million shares for an aggregate cost of $4.6 billion. As of December 31, 2010, we were authorized to purchase up to $15 million of additional shares under this share repurchase program. The timing and amount of future purchases will be based on market and other conditions.

        In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. Repurchases will commence under the new share repurchase program upon conclusion of the active program.

        In December 2010, Aon retired 40 million shares of treasury stock.

        For information regarding share repurchases made during the fourth quarter of 2010, see Item 5 — "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" above.

Shelf Registration Statement

        On June 8, 2009, we filed a registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, preferred stock, common stock and convertible securities. Our $1.5 billion in unsecured notes, sold on September 7, 2010 to finance the Hewitt acquisition, were issued under this registration statement. The availability of any further potential liquidity under this shelf registration statement is dependent on investor demand, market conditions and other factors. There can be no assurance regarding when, or if, we will issue any additional securities under the registration statement.

Credit Facilities

        We have a three-year $400 million unsecured revolving credit facility in the U.S. ("U.S. Facility"). Sixteen banks are participating in the U.S. Facility, which is for general corporate purposes, including commercial paper support. Additionally, we have a five-year €650 million ($853 million at December 31, 2010 exchange rates) multi-currency foreign credit facility ("Euro Facility") available, which was entered into in October 2010 and expires in October 2015. The Euro Facility replaces a €650 million multi-currency revolving loan credit facility which was entered into in 2005 and expired in October 2010. At December 31, 2010, we had no borrowings under either of the credit facilities. We can access these facilities on a same-day basis.

        For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA") to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA of not greater than 3 to 1. We were in compliance with these and all other covenants as of December 31, 2010.

        As noted above, in connection with the Hewitt acquisition, we obtained a Term Loan Credit Facility which provided up to $1 billion of unsecured borrowings. Concurrent with this term loan, we also obtained a Bridge Loan Facility which provided unsecured bridge financing of up to $1.5 billion. In lieu of drawing under the Bridge Loan Facility, on September 7, 2010 we issued $1.5 billion in unsecured senior notes and terminated the Bridge Loan Facility. On the acquisition date, October 1, 2010, we drew down the $1.0 billion Term Loan Credit Facility.

Rating Agency Ratings

        The major rating agencies' ratings of our debt at February 25, 2011 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook

Standard & Poor's	BBB+	A-2	Stable
Moody's Investor Services	Baa2	P-2	Negative
Fitch, Inc.	BBB+	F-2	Stable

        A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, and increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether.

Letters of Credit

        We have outstanding letters of credit ("LOCs") totaling $71 million at December 31, 2010. These LOCs cover the beneficiaries related to our Canadian pension plan scheme, cover deductible retentions for our workers compensation program, secure a sublease agreement for office space, secure one of our U.S. pension plans, and cover contingent payments for taxes and other business obligations to third parties. In addition, we have a contingent LOC for up to $85 million that is in support of a potential acquisition, which is expected to close in 2011.

Adequacy of Liquidity Sources

        We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing capacity and overall liquidity are subject to risks and uncertainties. See Item 1, "Information Concerning Forward-Looking Statements" and Item 1A, "Risk Factors."

Contractual Obligations

        Summarized in the table below are our contractual obligations and commitments as of December 31, 2010 (in millions):

	Payments due in
	2011	2012- 2013	2014- 2015	2016 and beyond	Total

Short- and long-term borrowings	$492	$1,109	$1,257	$1,648	$4,506
Interest expense on debt	216	391	271	1,226	2,104
Operating Leases	417	740	610	701	2,468
Pension and other postretirement benefit plans (1) (2)	386	1,040	813	1,028	3,267
Purchase obligations (3) (4)	313	471	225	55	1,064
Insurance premiums payable	10,062	1	—	—	10,063
Other (5)	9	1	1	3	14

	$11,895	$3,753	$3,177	$4,661	$23,486

(1)
Pension and other postretirement benefit plan obligations include estimates of our minimum funding requirements, pursuant to ERISA and other regulations and minimum funding requirements agreed with the trustees of our U.K. pension plans. Additional amounts may be agreed to with, or required by, the U.K. pension plan trustees. Nonqualified pension and other postretirement benefit obligations are based on estimated future benefit payments. We may make additional discretionary contributions.

(2)
In 2007, our principal U.K subsidiary agreed with the trustees of one of the U.K. plans to contribute £9.4 million ($15 million) per year to that pension plan for the next six years, with the amount payable increasing by approximately 5% on each April 1. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2010, the estimated winding-up deficit was £270 million ($421 million). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.

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

(4)
Excludes $70 million of unfunded commitments related to an investment in a limited partnership due to our inability to reasonably estimate the period(s) when the limited partnership will request funding.

(5)
Excludes $85 million of liabilities for unrecognized tax benefits due to our inability to reasonably estimate the period(s) when cash settlements will be made.

Financial Condition

        At December 31, 2010, our net assets of $8.3 billion, representing total assets minus total liabilities, were $2.9 billion higher than the balance at December 31, 2009. Working capital increased $221 million to $1.6 billion.

        Balance sheet categories that reflected large variances from last year included the following:

  •
  Cash and short-term investments increased $492 million, resulting primarily from cash from operations including Hewitt, partially offset by cash used for our ongoing share repurchase program, funding of our various pension plans, and the acquisition of businesses.

  •
  Total Receivables increased $649 million due primarily to the inclusion of Hewitt.

  •
  Goodwill and Other Intangibles increased $2.6 billion and $2.8 billion, respectively, due principally to the acquisition of Hewitt as well as other smaller acquisitions during 2010.

  •
  Short-term debt increased $482 million, due principally to the reclassification of our 5.05% CAD 375 million ($372 million at December 31, 2010 exchange rates) debt securities from long-term, as the due date of the securities is April 2011, and the inclusion of $100 million of our $1 billion Senior Term Loan Credit Facility which is due within one year from the balance sheet date.

  •
  Long-term debt increased by $2.0 billion, principally reflecting the draw down of $1.0 billion under the Term Loan Credit Facility, of which $25 million has been repaid and $100 million has been included in Short-term debt, and the issuance of $1.5 billion in notes to fund the Hewitt acquisition, partially offset by the early extinguishment of $299 million in debt assumed in the Hewitt acquisition, and the repayment of $47 million of debt held by PEPS I, a consolidated VIE.

Borrowings

        Total debt at December 31, 2010 was $4.5 billion, an increase of $2.5 billion from December 31, 2009, due principally to the draw down of the $1.0 billion Term Credit Loan Facility and the issuance of $1.5 billion in unsecured senior notes related to the Hewitt acquisition (see Note 9 "Debt").

        In December 2010, we prepaid $299 million of debt assumed in the Hewitt acquisition and used a portion of PEPS I restricted cash to repurchase $47 million of debt held by PEPS I, a consolidated VIE.

        In October 2010, we replaced our five-year €650 million ($853 million at December 31, 2010 exchange rates) multi-currency foreign credit facility, which expired in October 2010, with a new five-year €650 million Euro Facility which expires in 2015.

        In 2010, we reclassified our indirect wholly owned subsidiary's 5.05% CAD 375 million ($372 million at December 31, 2010 exchange rates) debt securities, which are guaranteed by Aon, to Short-term debt and current portion of long-term debt in the Consolidated Statements of Financial Position as the due date of the securities, April 2011, is less than one year from the current balance sheet date. We are exploring alternatives to refinance this obligation, and how we proceed will depend upon our liquidity profile and debt market conditions, among other considerations.

        Our total debt as a percentage of total capital attributable to Aon stockholders was 35.3% and 27.2% at December 31, 2010 and December 31, 2009, respectively. The increase in the debt to capital ratio at December 31, 2010 is attributable to the $2.5 billion in debt financing issued to fund the Hewitt acquisition.

        In 1997, we created Aon Capital A, a wholly-owned statutory business trust ("Trust"), for the purpose of issuing mandatorily redeemable preferred capital securities ("Capital Securities"). We received cash and 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (the "Debentures") to Aon Capital A. These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors. We determined that we were not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt. During the first half of 2009, we repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain, which is reported in Other income (expense) in the Consolidated Statements of Income. To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, we dissolved the Trust effective June 25, 2009. This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures. Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by us was exchanged for $24 million of Debentures, which were then cancelled. Following these actions, $687 million of Debentures remain outstanding as of December 31, 2010. The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at our option upon the occurrence of certain events.

Equity

        Equity at December 31, 2010 was $8.3 billion, an increase of $2.9 billion from December 31, 2009. The increase resulted primarily from $2.5 billion in shares issued in connection with the Hewitt acquisition, net income of $732 million and stock-based compensation of $221 million, which was partially offset by share repurchases of $250 million and $175 million of dividends to shareholders.

        Accumulated other comprehensive loss increased $242 million since December 31, 2009, primarily reflecting the following:

  •
  a decline in net foreign currency translation adjustments of $133 million, which was attributable to the strengthening of the U.S. dollar against foreign currencies,

  •
  reclassification of $44 million to Retained earnings due to the adoption, effective January 1, 2010, of new accounting guidance which resulted in the consolidation of PEPS I,

  •
  an increase of $41 million in net post-retirement benefit obligations, and

  •
  net derivative losses of $24 million.

VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

        In 2001, we sold the vast majority of our limited partnership ("LP") portfolio, valued at $450 million, to PEPS I, a QSPE. In accordance with the recently issued VIE guidance, former QSPEs must now be assessed to determine if they are VIEs. We concluded that PEPS I is a VIE and that we hold a variable interest in PEPS I. We also concluded that we are the primary beneficiary of PEPS I, as we have the power to direct the activities that most significantly impact economic performance and we have the obligation or right to absorb losses or receive benefits that could potentially be significant to PEPS I. As a result of adopting this new guidance, we consolidated PEPS I effective January 1, 2010. The financial statement impact of consolidating PEPS I resulted in:

  •
  the removal of the $87 million PEPS I preferred stock, previously reported in investments, and

  •
  the addition of $77 million of equity method investments in LP's; cash of $57 million, of which $52 million was restricted; long-term debt of $47 million; a decrease in accumulated other comprehensive income net of tax of $44 million; and an increase in retained earnings of $44 million.

        In December 2010, the majority of PEPS I restricted cash was used to repurchase $47 million in PEPS I debt, with the remaining cash now available for general use.

        As part of the original transaction, we were required to purchase from PEPS I additional below investment grade securities equal to the unfunded limited partnership commitments, as they were requested. As of December 31, 2010, we are no longer required to purchase additional securities as a result of the repayment of the $47 million in long-term debt; however, we will continue to fund any unfunded equity commitments. The commitments have specific expiration dates and the general partners may decide not to draw on these commitments. We funded $1 million in 2010, did not fund any commitments in 2009, and funded $2 million in 2008. As of December 31, 2010, the unfunded commitments decreased to $13 million as some of the commitment periods have expired.

Unconsolidated Variable Interest Entities

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

        Prior to December 18, 2009, based on our percentage equity interest in the Juniperus Class A shares, we bore a majority of the expected residual return and losses. Similarly, our voting and economic interest percentage in JCHL required us to absorb a majority of JCHL's expected residual returns and losses. We were considered the primary beneficiary of both companies, and as such, these entities were consolidated. As of December 18, 2009, our equity interest in Juniperus declined to 38%, and we held a 39% voting and economic interest in JCHL. Based on our holdings, we no longer are considered to be the primary beneficiary of either entity and have therefore deconsolidated both entities.

        At December 31, 2010, we held a 36% interest in Juniperus which is accounted for using the equity method of accounting. Our potential loss at December 31, 2010 is limited to our investment of $73 million in Juniperus, which is recorded in Investments in the Consolidated Statements of Financial Position. We have not provided any financing to Juniperus other than previously contractually required amounts.

        Juniperus and JCHL had combined assets and liabilities of $121 million and $22 million, respectively, at December 31, 2008. For the year ended December 31, 2009, we recognized $36 million of pretax income from Juniperus and JCHL. We recognized $16 million of after-tax income, after allocating the appropriate share of net income to the non-controlling interests.

        We previously owned an 85% economic equity interest in Globe Re Limited ("Globe Re"), a VIE, which provided reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by a third party for a limited period which ended June 1, 2009. We consolidated Globe Re as we were deemed to be the primary beneficiary. In connection with the winding up of its operations, Globe Re repaid its $100 million of short-term debt and our equity investment from available cash in 2009. We recognized $2 million of after-tax income from Globe Re in 2009, taking into account the share of net income attributable to non-controlling interests. Globe Re was fully liquidated in the third quarter of 2009.

REVIEW BY SEGMENT

General

        We serve clients through the following segments:

  •
  Risk Solutions (formerly Risk and Insurance Brokerage Services) acts as an advisor and insurance and reinsurance broker, helping clients manage their risks, via consultation, as well as negotiation and placement of insurance risk with insurance carriers through our global distribution network.

  •
  HR Solutions (formerly Consulting) partners with organizations to solve their most complex benefits, talent and related financial challenges, and improve business performance by designing, implementing, communicating and administering a wide range of human capital, retirement, investment management, health care, compensation and talent management strategies.

Risk Solutions

Years ended December 31,	2010	2009	2008

Revenue	$6,423	$6,305	$6,197
Operating income	1,194	900	846
Operating margin	18.6%	14.3%	13.7%

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values. During 2010 we continued to see a "soft market", which began in 2007, in our retail brokerage product line. In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In 2010, pricing decreased in both our retail and reinsurance brokerage product lines and we expect similar pricing declines to continue into 2011.

        Additionally, beginning in late 2008 and continuing throughout 2010, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Weak global economic conditions have reduced our customers' demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

        Risk Solutions generated approximately 75% of our consolidated total revenues in 2010. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

        We operate in a highly competitive industry and compete with many retail insurance brokerage and agency firms, as well as with individual brokers, agents, and direct writers of insurance coverage. Specifically, we address the highly specialized product development and risk management needs of commercial enterprises, professional groups, insurance companies, governments, health care providers, and non-profit groups, among others; provide affinity products for professional liability, life, disability income, and personal lines for individuals, associations, and businesses; provide products and services via GRIP Solutions; provide reinsurance services to insurance and reinsurance companies and other risk assumption entities by acting as brokers or intermediaries on all classes of reinsurance; provide capital management transaction and advisory products and services, including mergers and acquisitions and other financial advisory services, capital raising, contingent capital financing, insurance-linked securitizations and derivative applications; provide managing underwriting to independent agents and brokers as well as corporate clients; provide risk consulting, actuarial, loss prevention, and administrative services to businesses and consumers; and manage captive insurance companies.

        In February 2009, we completed the sale of the U.S. operations of Cananwill, our premium finance business. In June and July of 2009, we entered into agreements with third parties with respect to our international premium finance businesses, whereby these third parties began originating, financing, and servicing premium finance loans generated by referrals from our brokerage operations.

        In November 2008 we expanded our product offerings through the merger with Benfield, a leading independent reinsurance intermediary. Benfield products were integrated with our existing reinsurance products in 2009.

Revenue

        Risk Solutions commissions, fees and other revenue was as follows (in millions):

Years ended December 31,	2010	2009	2008

Retail brokerage:
Americas	$2,377	$2,249	$2,280
United Kingdom	629	650	742
Europe, Middle East & Africa	1,400	1,392	1,515
Asia Pacific	519	456	491

Total retail brokerage	4,925	4,747	5,028
Reinsurance brokerage	1,444	1,485	1,001

Total	$6,369	$6,232	$6,029

        In 2010, commissions, fees and other revenue increased $137 million or 2% from 2009 driven primarily by the increase from acquisitions, primarily Allied North America, net of dispositions and the favorable impact of foreign currency translation. Organic revenue growth was flat in 2010.

        Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2010 versus 2009 is as follows:

Year ended December 31,	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures, & Other	Organic Revenue

Retail brokerage:
Americas	6%	2%	4%	—%
United Kingdom	(3)	(1)	—	(2)
Europe, Middle East & Africa	1	(2)	3	—
Asia Pacific	14	10	1	3
Total retail brokerage	4	1	3	—
Reinsurance brokerage	(3)	1	(1)	(3)

Total	2%	1%	1%	—%

        The 6% increase in Americas reflects the impact of the Allied acquisition, net of small dispositions, and favorable foreign currency translation. Organic revenue growth was flat as strong growth in Latin America and benefits related to GRIP were partially offset by declines in the US Retail and Canadian operations.

        United Kingdom commissions, fees and other revenue declined 3% driven by unfavorable foreign currency translation and a 2% organic revenue decline reflecting weak market conditions and lower exposure units.

        Europe, Middle East & Africa commissions, fees and other revenue increased 1% driven primarily by the net favorable impact of acquisitions offset by unfavorable foreign exchange rates. The flat organic revenue growth was principally due to weak economic conditions and lower exposure units in Continental Europe, partially offset by strong growth in the emerging markets of Middle East and Africa.

        Asia Pacific commissions, fees and other revenue increased 14%, due to the favorable impact of foreign currency translation and 3% organic revenue growth, which was driven largely by growth in Australia, New Zealand and certain emerging markets, partially offset by declines in Japan and Hong Kong.

        Reinsurance commissions, fees and other revenue decreased 3%. Organic revenue decreased 3% primarily resulting from decreases in pricing and higher retentions by insurers, primarily in treaty placements, partially offset by revenue growth in capital markets transaction and advisory services. Favorable foreign currency translation offset the unfavorable impact related to net dispositions.

Operating Income

        Operating income increased $294 million or 33% from 2009 to $1.2 billion in 2010. In 2010, operating income margins in this segment were 18.6%, up 430 basis points from 14.3% in 2009. Contributing to increased operating income and margins were lower restructuring costs of $267 million, savings related to the restructuring plan and other cost savings initiatives, the favorable impact of foreign currency translation, and a $15 million reduction related to the 2009 Benfield integration costs. The increase in operating income was partially offset by higher E&O expenses as a result of insurance recoveries in the prior year, the 2009 net pension curtailment gain of $54 million, and a $19 million reduction in investment income.

HR Solutions

Years ended December 31,	2010	2009	2008

Revenue	$2,111	$1,267	$1,356
Operating income	234	203	208
Operating margin	11.1%	16.0%	15.3%

        In October 2010, we completed the acquisition of Hewitt, one of the world's leading human resource consulting and outsourcing companies. Hewitt operates globally together with Aon's existing consulting and outsourcing operations under the newly created Aon Hewitt brand. Hewitt's operating results are included in Aon's results of operations beginning October 1, 2010.

        Our HR Solutions segment generated approximately 25% of our consolidated total revenues in 2010 and provides a broad range of human capital services, as follows:

Consulting Services:

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

Outsourcing Services:

  •
  Benefits Outsourcing applies our HR expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions.

  •
  Human Resource Business Processing Outsourcing ("HR BPO") provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions as well as other complementary services such as absence management, flexible spending, dependent audit and participant advocacy.

        Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace. Weak economic conditions globally continued throughout 2010. The prolonged economic downturn is adversely impacting our clients' financial condition and therefore the levels of business activities in the industries and geographies where we operate. While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

        In 2010, Commissions, fees and other revenue of $2.1 billion was 67% higher than 2009, reflecting the impact of the Hewitt acquisition. Commissions, fees and other revenue were as follows (in millions):

Years ended December 31,	2010	2009	2008

Consulting services	$1,387	$1,075	$1,139
Outsourcing	731	191	214
Intersegment	(8)	—	—

Total	$2,110	$1,266	$1,353

        Organic revenue growth was 1% in 2010, as detailed in the following reconciliation:

Year ended December 31,	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures, & Other	Organic Revenue

Consulting services	29%	1%	27%	1%
Outsourcing	283	2	282	(1)
Intersegment	N/A	N/A	N/A	N/A

Total	67%	1%	65%	1%

        Consulting services increased $312 million or 29%, reflecting the inclusion of Hewitt revenue from the date of acquisition, organic revenue growth of 1%, driven mainly by solid growth in global compensation consulting, and favorable foreign currency translation.

        Outsourcing revenue increased $540 million, or 283%, driven by the inclusion of Hewitt from the date of acquisition and favorable foreign currency translation, partially offset by a 1% decrease in organic revenue due primarily to a decline in project-related revenue and price compression in benefits administration.

Operating Income

        Operating income was $234 million, an increase of $31 million, or 15%, from 2009. This increase was principally driven by the inclusion of Hewitt's operating results and expense savings driven by operational improvement, partially offset by higher restructuring costs, Hewitt related transaction and integration costs, and the net pension curtailment gain in 2009 of $20 million. Operating margins in this segment for 2010 were 11.1%, a decrease of 490 basis points from 16.0% in 2009, driven largely by the mix of businesses following the acquisition of Hewitt and the impact of higher amortization of intangibles expense associated with the Hewitt acquisition.

Unallocated Income and Expense

        A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

Years ended December 31,	2010	2009	2008

Operating income (loss):
Risk Solutions	$1,194	$900	$846
HR Solutions	234	203	208
Unallocated	(202)	(82)	(114)

Operating income	1,226	1,021	940
Interest income	15	16	64
Interest expense	(182)	(122)	(126)
Other income	—	34	1

Income from continuing operations before income taxes	$1,059	$949	$879

        Unallocated operating loss includes corporate governance costs not allocated to the operating segments. In 2009, it also included revenue and expenses from our equity ownership in insurance investments obtained as part of the Benfield acquisition. Net unallocated expenses increased $120 million to $202 million for 2010. The increase was driven mainly by the $49 million non-cash U.S. defined benefit pension plan expense resulting from an adjustment to the market-related value of plan assets, Hewitt transaction costs of $21 million and the net impact of the insurance investments in 2009.

        Interest income consists primarily of income earned on our operating cash balances and other income-producing securities. It does not include interest earned on funds held on behalf of clients. Interest income was $15 million in 2010, a decrease of $1 million from 2009 reflecting the overall impact of lower interest rates.

        Interest expense, which represents the cost of our worldwide debt obligations, increased $60 million primarily as a result of the $2.5 billion in debt issued in connection with the Hewitt acquisition and costs associated with the cancellation of a $1.5 billion bridge loan commitment, which was replaced by the issuance of $1.5 billion in notes prior to the acquisition being completed.

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

        For the remaining lease term or severance payout, we decrease the liability for payments and increase the liability for accretion of the discount, if material. The discount reflects our incremental borrowing rate, which matches the lifetime of the liability. Significant changes in the discount rate selected or the estimations of sublease income in the case of leases could impact the amounts recorded.

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

Significant changes to pension plans

        Our U.S., U.K. and Canadian pension plans were previously closed to new entrants. Effective January 1, 2009, our Netherlands plan was also closed to new entrants. In 2007, future benefit accruals relating to salary and service ceased in our U.K. plans. Effective April 1, 2009, we ceased crediting future benefits relating to salary and service for our two U.S. plans. As a result, we recognized a curtailment gain of $83 million in 2009. In 2010, we ceased crediting future benefits relating to service in our Canadian defined benefit pension plans. We recognized a curtailment loss of $5 million related to the Canadian pension plans in 2009.

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

        As of December 31, 2010, the pension plans have deferred losses that have not yet been recognized through income in the consolidated financial statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        The following table discloses our combined experience loss, the number of years over which we are amortizing the experience loss, and the estimated 2011 amortization of loss by country (amounts in millions):

	U.S.	U.K.	The Netherlands	Canada

Combined experience loss	$1,200	$1,548	$162	$126
Amortization period (in years)	27	31	11	23
Estimated 2011 amortization of loss	$31	$38	$10	$4

        The unrecognized prior service cost at December 31, 2010 was $17 million in the U.K.

        For the U.S. pension plans we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year's value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2010, the market-related value of assets was $1.4 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position which is based on the fair value of the plan assets. As of December 31, 2010, the fair value of plan assets was $1.2 billion.

        Our plans in the U.K., the Netherlands and Canada use fair value to determine expected return on assets.

Rate of return on plan assets and asset allocation

        The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix:

	U.S.	U.K.	The Netherlands	Canada

Expected return (in total)	8.8%	6.5%	5.4%	7.0%
Target equity (1)	63.0%	49.0%	35.0%	60.0%
Target fixed income	37.0%	51.0%	65.0%	40.0%
Expected return-equity (1)	10.3%	7.8%	7.9%	8.6%
Expected return-fixed income	6.3%	5.2%	4.0%	4.7%

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

        The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The actual asset allocation at December 31, 2010 was 61% equity and 39% fixed income securities for the qualified plan.

        The investment policy for each U.K. pension plan is generally determined by the plans' trustees. Because there are several pension plans maintained in the U.K., our target allocation represents a weighted average of the target allocation of each plan. Further, target allocations are subject to change. In total, as of December 31, 2010, the U.K. plans were invested 49% in equity and 51% in fixed income securities. The Netherlands' plan was invested 43% in equity and 57% in fixed income securities. The Canadian plan was invested 71% in equity and 29% in fixed income securities.

Impact of changing economic assumptions

        Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.

        Holding all other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated liability discount rate would have on our estimated 2011 pension expense (in millions):

	Change in discount rate
Increase (decrease) in expense	Increase	Decrease

U.S. plans	$(3)	$2
U.K. plans	(18)	17
The Netherlands plan	(10)	11
Canada plans	(1)	1

        Holding other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2011 pension expense (in millions):

	Change in long-term rate of return on plan assets
Increase (decrease) in expense	Increase	Decrease

U.S. plans	$(14)	$14
U.K. plans	(35)	35
The Netherlands plan	(5)	5
Canada plans	(2)	2

Estimated future contributions

        We estimate contributions of approximately $403 million in 2011 as compared with $288 million in 2010.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either trademarks, customer relationships, technology, non-compete agreements, or other purchased intangibles. Our goodwill and other intangible balances at December 31, 2010 increased to $8.6 billion and $3.6 billion, respectively, compared to $6.1 billion and $791 million, respectively, at December 31, 2009, primarily as a result of the Hewitt acquisition.

        Although goodwill is not amortized, we test it for impairment at least annually in the fourth quarter. In the fourth quarter, we also test acquired trademarks (which also are not amortized) for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2010 or 2009 that indicate the existence of an impairment with respect to our reported goodwill or trademarks.

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

        In determining the fair value of our reporting units, we use a discounted cash flow ("DCF") model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2010 and 2009, there was no indication of goodwill impairment, and no further testing was required.

        We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2010 or 2009. If we are required to record impairment charges in the future, they could materially impact our results of operations.

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

Share-based Payments

        Stock-based compensation expense is based on the value of the portion of share-based payment awards that we ultimately expect to vest during that period based on the achievement of service or performance conditions. Thus, we have reduced expense for estimated forfeitures. We estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. When the terms of an award require no additional service, the award is fully expensed at the grant date. When awards are modified, we account for the incremental shares at the fair market value at the date of modification. Expense recognition begins on the date the service period begins, which can precede or be after the grant date, depending on the provisions of the award.

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

Restricted stock unit awards

        Employees may either receive service-based restricted stock units ("RSUs") or performance-based awards, which ultimately result in the receipt of RSUs, if the employee achieves his or her objectives. Such objectives may be made on a personal, group or company level. We account for service-based awards by expensing the total award value over the service period. We calculate the total award value by multiplying the estimated total number of shares to be delivered by the fair value on the date of grant. We estimate forfeitures based on our actual historical experience and consider dividend discounts when determining the fair value of the RSUs. Performance-based RSUs may be immediately vested at the end of the performance period or may have a future additional service period. Generally, our performance awards are fixed, which means we determine the fair value of the award at the grant date, estimate the number of shares to be delivered at the end of the performance period, and recognize the expense over the performance or vesting period, whichever is longer. These estimates take into account performance to date as well as an assessment of future performance. These assessments are made by management using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the expense recognized.

        The largest performance-based stock plan is the LPP, which has a three-year performance period. The 2008 to 2010 performance period ended on December 31, 2010, and the 2007 to 2009 performance period ended on December 31, 2009. The LPP currently has two ongoing performance periods: from 2009 to 2011 and 2010 to 2012. A 10% upward adjustment in our estimated performance achievement percentage for both LPP plans would have increased our 2010 expense by approximately $4 million, while a 10% downward adjustment would have decreased our expense by approximately $4 million. As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.

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

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earned approximately 44% of its 2010 revenue in U.S. dollars and 8% of its revenue in Euros, but most of its expenses are incurred in Pounds Sterling. Our policy is to convert into Pounds Sterling sufficient U.S. Dollar and Euro revenue to fund the subsidiary's Pound Sterling expenses using OTC options and forward exchange contracts. At December 31, 2010, we have hedged 41% and 74% of our U.K. subsidiaries' expected U.S. Dollar transaction exposure for the years ending December 31, 2011 and 2012, respectively. In addition, we have hedged 80% and 65% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We do not generally hedge exposures beyond three years.

        We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

        The potential loss in future earnings from market risk sensitive instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $49 million and $40 million at December 31, 2011 and 2012, respectively.

        Our businesses' income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $32 million and $44 million to 2011 and 2012 pretax income, respectively. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $38 million and $42 million to 2011 and 2012 pretax income, respectively.

        We have long-term debt outstanding with a fair market value of $4.2 billion and $2.1 billion at December 31, 2010 and 2009, respectively. This fair value was greater than the carrying value by $158 million at December 31, 2010, and $88 million greater than the carrying value at December 31, 2009. A hypothetical 1% increase or decrease in interest rates would change the fair value by approximately 5% at both December 31, 2010 and 2009.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Notes 2 and 16 to the financial statements, in 2010 the Company changed its method of accounting and reporting for variable interest entities.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Chicago, Illinois
February 25, 2011

Aon Corporation
Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2010	2009	2008

Revenue
Commissions, fees and other		$8,457	$7,521	$7,357
Fiduciary investment income		55	74	171

Total revenue		8,512	7,595	7,528

Expenses
Compensation and benefits		5,097	4,597	4,581
Other general expenses		2,189	1,977	2,007

Total operating expenses		7,286	6,574	6,588

Operating income		1,226	1,021	940
Interest income		15	16	64
Interest expense		(182)	(122)	(126)
Other income		—	34	1

Income from continuing operations before income taxes		1,059	949	879
Income taxes		300	268	242

Income from continuing operations		759	681	637

(Loss) income from discontinued operations before income taxes		(39)	83	1,256
Income taxes (benefit)		(12)	(28)	415

(Loss) income from discontinued operations		(27)	111	841

Net income		732	792	1,478
Less: Net income attributable to noncontrolling interests		26	45	16

Net income attributable to Aon stockholders		$706	$747	$1,462

Net income attributable to Aon stockholders
Income from continuing operations		$733	$636	$621
(Loss) income from discontinued operations		(27)	111	841

Net income		$706	$747	$1,462

Basic net income (loss) per share attributable to Aon stockholders
Continuing operations		$2.50	$2.25	$2.12
Discontinued operations		(0.09)	0.39	2.87

Net income		$2.41	$2.64	$4.99

Diluted net income (loss) per share attributable to Aon stockholders
Continuing operations		$2.46	$2.19	$2.04
Discontinued operations		(0.09)	0.38	2.76

Net income		$2.37	$2.57	$4.80

Cash dividends per share paid on common stock		$0.60	$0.60	$0.60

Weighted average common shares outstanding — basic		293.4	283.2	292.8

Weighted average common shares outstanding — diluted		298.1	291.1	304.5

See accompanying notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statements of Financial Position

(millions, except per share data)	As of December 31	2010	2009

ASSETS
	CURRENT ASSETS
	Cash and cash equivalents	$346	$217
	Short-term investments	785	422
	Receivables, net	2,701	2,052
	Fiduciary assets	10,063	10,835
	Other current assets	624	463

	Total Current Assets	14,519	13,989
	Goodwill	8,647	6,078
	Intangible assets, net	3,611	791
	Fixed assets, net	781	461
	Investments	312	319
	Deferred tax assets	305	881
	Other non-current assets	807	439

	TOTAL ASSETS	$28,982	$22,958

LIABILITIES AND EQUITY
LIABILITIES
	CURRENT LIABILITIES
	Fiduciary liabilities	$10,063	$10,835
	Short-term debt and current portion of long-term debt	492	10
	Accounts payable and accrued liabilities	1,810	1,535
	Other current liabilities	584	260

	Total Current Liabilities	12,949	12,640
	Long-term debt	4,014	1,998
	Deferred tax liabilities	663	129
	Pension and other post employment liabilities	1,896	1,889
	Other non-current liabilities	1,154	871

	TOTAL LIABILITIES	20,676	17,527

EQUITY
	Common stock — $1 par value
	Authorized: 750 shares (issued: 2010 — 385.9; 2009 — 362.7)	386	363
	Additional paid-in capital	4,000	3,215
	Retained earnings	7,861	7,335
	Treasury stock at cost (shares: 2010 — 53.6; 2009 — 96.4)	(2,079)	(3,859)
	Accumulated other comprehensive loss	(1,917)	(1,675)

	TOTAL AON STOCKHOLDERS' EQUITY	8,251	5,379
	Noncontrolling interest	55	52

	TOTAL EQUITY	8,306	5,431

TOTAL LIABILITIES AND EQUITY		$28,982	$22,958

See accompanying notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statements of Stockholders' Equity

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total	Comprehensive Income

Balance at January 1, 2008	361.3	$3,425	$5,607	$(2,085)	$(726)	$40	$6,261	$1,162

Net income	—	—	1,462	—	—	16	1,478	$1,478
Shares issued — employee benefit plans	0.4	247	—	—	—	—	247	—
Shares purchased	—	—	—	(1,924)	—	—	(1,924)	—
Shares reissued — employee benefit plans	—	(383)	(82)	383	—	—	(82)	—
Tax benefit — employee benefit plans	—	45	—	—	—	—	45	—
Stock compensation expense	—	248	—	—	—	—	248	—
Dividends to stockholders	—	—	(171)	—	—	—	(171)	—
Change in net derivative gains/losses	—	—	—	—	(37)	—	(37)	(37)
Change in net unrealized investment gains/losses	—	—	—	—	(20)	—	(20)	(20)
Net foreign currency translation adjustments	—	—	—	—	(182)	(5)	(187)	(187)
Net post-retirement benefit obligation	—	—	—	—	(497)	—	(497)	(497)
Inclusion of Benfield's noncontrolling interests	—	—	—	—	—	61	61	—
Capital contribution by noncontrolling interests	—	—	—	—	—	2	2	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(9)	(9)	—

Balance at December 31, 2008	361.7	3,582	6,816	(3,626)	(1,462)	105	5,415	$737

Net income	—	—	747	—	—	45	792	$792
Shares issued — employee benefit plans	1.0	119	—	—	—	—	119	—
Shares purchased	—	—	—	(590)	—	—	(590)	—
Shares reissued — employee benefit plans	—	(357)	(63)	357	—	—	(63)	—
Tax benefit — employee benefit plans	—	25	—	—	—	—	25	—
Stock compensation expense	—	209	—	—	—	—	209	—
Dividends to stockholders	—	—	(165)	—	—	—	(165)	—
Change in net derivative gains/losses	—	—	—	—	13	—	13	13
Change in net unrealized investment gains/losses	—	—	—	—	(12)	—	(12)	(12)
Net foreign currency translation adjustments	—	—	—	—	199	4	203	203
Net post-retirement benefit obligation	—	—	—	—	(413)	—	(413)	(413)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3)	(3)	—
Capital contribution by noncontrolling interests	—	—	—	—	—	35	35	—
Deconsolidation of noncontrolling interests	—	—	—	—	—	(102)	(102)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(32)	(32)	—

Balance at December 31, 2009	362.7	3,578	7,335	(3,859)	(1,675)	52	5,431	$583
Adoption of new accounting guidance	—	—	44	—	(44)	—	—	(44)

Balance at January 1, 2010	362.7	3,578	7,379	(3,859)	(1,719)	52	5,431	539

Net income	—	—	706	—	—	26	732	$732
Shares issued — Hewitt acquisition	61.0	2,474	—	—	—	—	2,474	—
Shares issued — employee benefit plans	2.2	135	—	—	—	—	135	—
Shares purchased	—	—	—	(250)	—	—	(250)	—
Shares reissued — employee benefit plans	—	(370)	(49)	370	—	—	(49)	—
Shares retired	(40.0)	(1,660)	—	1,660	—	—	—	—
Tax benefit — employee benefit plans	—	20	—	—	—	—	20	—
Stock compensation expense	—	221	—	—	—	—	221	—
Dividends to stockholders	—	—	(175)	—	—	—	(175)	—
Change in net derivative gains/losses	—	—	—	—	(24)	—	(24)	(24)
Net foreign currency translation adjustments	—	—	—	—	(133)	(2)	(135)	(135)
Net post-retirement benefit obligation	—	—	—	—	(41)	—	(41)	(41)
Purchase of subsidiary shares from noncontrolling interests	—	(12)	—	—	—	(3)	(15)	—
Capital contribution by noncontrolling interests	—	—	—	—	—	2	2	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(20)	(20)	—

Balance at December 31, 2010	385.9	$4,386	$7,861	$(2,079)	$(1,917)	$55	$8,306	$532

See accompanying notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2010	2009	2008

	CASH FLOWS FROM OPERATING ACTIVITIES
	Net income	$732	$792	$1,478
	Adjustments to reconcile net income to cash provided by operating activities:
	Loss (gain) from sales of businesses, net	43	(91)	(1,208)
	Depreciation of fixed assets	151	149	157
	Amortization of intangible assets	154	93	65
	Stock compensation expense	221	209	248
	Deferred income taxes	76	138	(139)
	Change in assets and liabilities:
	Change in funds held on behalf of clients	19	(90)	525
	Receivables, net	(69)	(63)	(151)
	Accounts payable and accrued liabilities	(280)	(54)	(11)
	Restructuring reserves	(64)	67	62
	Current income taxes	—	(105)	55
	Pension and other post employment liabilities	(130)	(404)	(105)
	Other assets and liabilities	(66)	(234)	(8)

	CASH PROVIDED BY OPERATING ACTIVITIES	787	407	968

	CASH FLOWS FROM INVESTING ACTIVITIES
	Sales of long-term investments	90	73	254
	Purchase of long-term investments	(34)	(158)	(338)
	Net (purchases) sales of short-term investments — non-fiduciary	(337)	259	392
	Net (purchases) sales of short-term investments — funds held on behalf of clients	(19)	90	(525)
	Acquisition of businesses, net of cash acquired	(2,048)	(274)	(1,096)
	Proceeds from sale of businesses	(30)	11	2,820
	Capital expenditures	(180)	(140)	(103)

	CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(2,558)	(139)	1,404

	CASH FLOWS FROM FINANCING ACTIVITIES
	Purchase of treasury stock	(250)	(590)	(1,924)
	Issuance of stock for employee benefit plans	194	163	246
	Issuance of debt	2,905	1,093	477
	Repayment of debt	(816)	(1,118)	(863)
	Cash dividends to stockholders	(175)	(165)	(171)
	Dividends paid to noncontrolling interests	(20)	(32)	(9)

	CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,838	(649)	(2,244)

	EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	16	(130)

	NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129	(365)	(2)
	CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	217	582	584

	CASH AND CASH EQUIVALENTS AT END OF YEAR	$346	$217	$582

	Supplemental disclosures:
	Interest paid	$158	$103	$125
	Income taxes paid, net of refunds	192	182	696
	Non-cash transactions:
	Acquisition of Hewitt, common stock issued and stock options assumed	$2,474	$—	$—

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

        In 2010, the Company renamed its operating segments, with the Risk and Insurance Brokerage Services segment now being called Risk Solutions and the Consulting segment now being called HR Solutions.

Reclassifications and Change in Presentation

        Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the 2010 presentation.

        In the Consolidated Statements of Income, income earned on certain equity method investments has been reclassified from Interest income to Other income in 2009 and 2008. Following these reclassifications, Interest income decreased by $14 million and $30 million in 2009 and 2008, respectively, and Other income increased by $14 million and $30 million in 2009 and 2008, respectively.

        Changes in the presentation of the Consolidated Statements of Cash Flows for 2009 and 2008 were made to provide greater transparency into certain operating, investing and financing activities as follows:

  •
  Depreciation and amortization were shown as a combined amount in the 2009 and 2008 presentation, but are now shown separately in the current presentation.

  •
  All Treasury stock transactions were previously combined in a single line in the 2009 and 2008 presentation. The current presentation separately discloses the purchase of treasury stock and the issuance of stock, either new shares or from treasury shares, for employee benefit plans.

  •
  The issuance of debt and repayment of debt are now each presented separately, regardless of whether the debt was long-term or short-term in duration. The prior years' presentation combined short-term debt issuances and repayments with long-term debt repayments as a single amount labeled "Repayment of debt". Issuance of long-term debt was shown separately.

  •
  The dividends paid to non-controlling interests are now shown separately within financing activities. These amounts were included in operating activities in the prior years' presentation.

Use of Estimates

        The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency movements have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

2.    Summary of Significant Accounting Principles and Practices

Revenue Recognition

        Risk Solutions segment revenues include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are realized or realizable. The Company considers revenues to be realized or realizable when there is persuasive evidence of an arrangement with a client, there is a fixed and determinable price, services have been rendered, and collectability is reasonably assured. For brokerage commissions, revenue is typically considered to be realized or realizable at the completion of the placement process, which generally occurs at the later of the effective date of the policy or when the client is billed. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions on premiums billed directly by insurance carriers are recognized as revenue when the Company has sufficient information to determine the amount that it is owed, which may not occur until cash is received from the insurance carrier. In instances when commissions relate to policy premiums that are billed in installments, revenue is recognized when the Company has sufficient information to determine the appropriate billing and the associated commission. Fees for services provided to clients are recognized ratably over the period that the services are rendered.

        HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed, which is measured by the amount of time incurred. Revenues from fixed-fee contracts are recognized ratably over the term of the contract. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. The Company recognizes revenues as services are performed. The Company also receives implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are initially deferred and then recognized as revenue evenly over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would then be recognized into earnings over the remaining service period through the termination date. Services provided outside the scope of the Company's outsourcing contracts are recognized on a time-and-material or fixed-fee basis.

        In connection with the Company's long-term outsourcing service agreements, implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company's systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services going live are deferred and amortized over the period that the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or customizing systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting, specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing, are deferred and amortized over the remaining contract services period. Similar to the treatment of implementation fees, in the event that a client terminates an outsourcing service agreement prior to the end of the contract, any remaining deferred implementation costs would then be recognized into earnings over the remaining service period through the termination date.

        Investment income is recognized as it is earned.

Stock Compensation Costs

        The Company recognizes compensation expense for all share-based payments to employees, including grants of employee stock options and restricted stock and restricted stock units ("RSUs"), as well as employee stock purchases related to the Employee Stock Purchase Plan, based on estimated fair value. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period, based on the achievement of service or performance conditions. Because the stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Retirement and Other Post-Employment Benefits

        The Company records annual expenses relating to its pension benefits and other post-employment benefit plans based on calculations that include various actuarial assumptions, including discount rates, assumed asset rates of return, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and makes modifications to these assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen. The funded status of each plan, calculated as the fair value of plan assets less the accumulated projected benefit obligation, is reflected in the Company's Consolidated Statements of Financial Position using a December 31 measurement date.

Net Income per Share

        Basic net income per share is computed by dividing net income available for common stockholders by the weighted-average number of common shares outstanding, including participating securities, which consist of unvested stock awards with non-forfeitable rights to dividends. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding, plus the dilutive effect of stock options and awards. The diluted earnings per share calculation reflects the more dilutive effect of either (1) the two-class method that assumes that the participating securities have not been exercised, or (2) the treasury stock method. Certain common stock equivalents, related primarily to options, were not included in the computation of diluted income per share because their inclusion would have been antidilutive. Aon includes in its diluted net income per share computation, the impact of any contingently convertible instruments regardless of whether the market price trigger has been met.

Cash and Cash Equivalents

        Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less. Cash and cash equivalents included restricted balances of $60 million and $85 million at December 31, 2010 and 2009, respectively.

Short-term Investments

        Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with initial maturities in excess of three months but less than one year and are carried at amortized cost, which approximates fair value.

Fiduciary Assets and Liabilities

        In its capacity as an insurance agent and broker, Aon collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. Aon also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as Fiduciary assets in the Company's Consolidated Statements of Financial Position. Unremitted insurance premiums and claims are held in a fiduciary capacity. The obligation to remit these funds is recorded as Fiduciary liabilities in the Company's Consolidated Statements of Financial Position. Some of the Company's outsourcing agreements also require it to hold funds to pay certain obligations on behalf of clients. These funds are also recorded as Fiduciary assets with the related obligation recorded as a Fiduciary liability in the Company's Consolidated Statements of Financial Position.

        Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $3.5 billion and $3.3 billion at December 31, 2010 and 2009, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.

Allowance for Doubtful Accounts

        Aon's policy for estimating its allowances for doubtful accounts with respect to receivables is to record an allowance based on a variety of factors, including evaluation of historical write-offs, aging of balances and other qualitative and quantitative analyses. Receivables included an allowance for doubtful accounts of $102 million and $92 million at December 31, 2010 and 2009, respectively.

Fixed Assets

        Property and equipment is stated at cost, less accumulated depreciation. Depreciation is generally calculated using the straight-line method over estimated useful lives. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized and amortized using the straight-line method over a range principally between 3 to 10 years.

Investments

        The Company accounts for investments as follows:

  •
  Equity method investments — Aon accounts for limited partnership and other investments using the equity method of accounting if Aon has the ability to exercise significant influence over, but not control of, an investee. Significant influence generally represents an ownership interest between 20% and 50% of the voting stock of the investee, although for limited partnerships this could be as low as 3%, depending upon facts and circumstances. Under the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted for additional capital contributions, distributions, and Aon's proportionate share of earnings or losses.

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

        The Company assesses any declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company's ability and intent to hold the investment until recovery of its cost basis. Other-than-temporary impairments of investments are recorded as part of Other income in the Company's Consolidated Statements of Income in the period in which the determination is made.

Goodwill and Intangible Assets

        Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level and is a two-step analysis. First, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

        Intangible assets include customer related and contract based assets representing primarily client relationships and non-compete covenants, trademarks, and marketing and technology related assets. These intangible assets, with the exception of trademarks, are amortized over periods ranging from 1 to 13 years, with a weighted average original life of 10 years. Trademarks are not amortized as such assets have been determined to have indefinite useful lives. Similar to goodwill, trademarks are tested at least annually for impairments using an analysis of expected future cash flows. Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

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

        Changes in the fair value of a derivative that is not designated as an accounting hedge (known as an "economic hedge") are recorded in either Interest income or Other general expenses (depending on the underlying exposure) in the Consolidated Statements of Income.

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

Foreign Currency

        Certain of the Company's non-US operations use their respective local currency as their functional currency. Those operations that do not have the U.S. dollar as their functional currency translate assets and liabilities at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of stockholders' equity in Accumulated other comprehensive loss in the Consolidated Statements of Financial Position. For those operations that use the U.S. dollar as their functional currency, transactions denominated in the local currency are measured in U.S. dollars using the current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Gains and losses from the remeasurement of monetary assets and liabilities are included in Other general expenses within the Consolidated Statements of Income. The effect of foreign exchange gains and losses on the Consolidated Statements of Income was a loss of $18 million and $26 million in 2010 and 2009, respectively, and a gain of $18 million in 2008. Included in these amounts were derivative hedging losses of $11 million, $15 million and $36 million in 2010, 2009 and 2008, respectively.

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

Changes in Accounting Principles

Variable Interest Entities

        On January 1, 2010, the Company adopted guidance amending current principles related to the transfers of financial assets and the consolidation of VIEs. This guidance eliminates the concept of a qualifying special-purpose entity ("QSPE") and the related exception for applying consolidation guidance, creates more stringent conditions for reporting the transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor's interest in transferred financial assets. Consequently, former QSPEs are evaluated for consolidation based on the updated VIE guidance. In addition, the new guidance requires companies to take a qualitative approach in determining a VIE's primary beneficiary and requires companies to more frequently reassess whether they must consolidate VIEs. Additional year-end and interim period disclosures are also required outlining a company's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the Company's financial statements. See Note 16 "Variable Interest Entities" regarding the consolidation of Private Equity Partnership Structures I, LLC ("PEPS I").

Fair Value

        On January 1, 2010, the Company adopted guidance requiring additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy. This guidance also clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. See Note 17

"Fair Value and Financial Instruments" for these disclosures. The guidance also requires entities to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. Aon will make the required disclosures beginning with its report covering the first quarter of 2011 when this part of the guidance becomes effective.

Revenue Recognition

        In September 2009, the Financial Accounting Standards Board ("FASB") issued guidance updating current principles related to revenue recognition when there are multiple-element arrangements. This revised guidance relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables. The guidance also expands the disclosures required for multiple-element revenue arrangements. The Company early adopted this guidance in the fourth quarter 2010 and applied its requirements to all revenue arrangements entered into or materially modified after January 1, 2010. The adoption of this guidance did not have a material impact on the Company's Consolidated Financial Statements.

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

        The revised principle also requires that net income be adjusted to include the net income attributable to the noncontrolling interests and a new separate caption for net income attributable to Aon stockholders be presented in the Consolidated Statements of Income. The adoption of this new guidance increased net income by $16 million for 2008. Net income attributable to Aon stockholders equals net income as previously reported prior to the adoption of the guidance.

Participating Securities

        Effective January 1, 2009, the Company adopted guidance which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore should be included in computing basic and diluted earnings per share using the two class method. Certain of Aon's restricted stock awards allow the holder to receive a non-forfeitable dividend equivalent.

        Income from continuing operations, income from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

Years ended December 31	2010	2009	2008

Income from continuing operations	$15	$15	$15
Income from discontinued operations	—	3	21

Net income	$15	$18	$36

        Weighted average shares outstanding (in millions):

Years ended December 31	2010	2009	2008

Shares for basic earnings per share (1)	293.4	283.2	292.8
Common stock equivalents	4.7	7.9	11.7

Shares for diluted earnings per share	298.1	291.1	304.5

(1)
Includes 6.1 million, 6.9 million, and 7.5 million of participating securities for the years ended December 31, 2010, 2009, and 2008, respectively.

        Certain common stock equivalents primarily related to options were not included in the computation of diluted net income per share because their inclusion would have been antidilutive. The number of shares excluded from the calculation was 5 million in 2010 and 2009, and 3 million in 2008.

Pensions and Other Postretirement Benefits

        In December 2008, the FASB issued an amendment to current principles regarding employers' disclosures about pensions and other postretirement benefits. These changes provide guidance as to an employer's disclosures about plan assets of a defined benefit pension or other postretirement benefit plan. This amendment requires pension and other postretirement benefit plan disclosures be expanded to include investment allocation decisions, the fair value of each major category of plan assets based on the nature and risks of assets in the plans, and inputs and valuation techniques used to develop fair value measurements of plan assets. See Note 13 "Employee Benefits" for these disclosures.

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

AIS Management Corporation

        In 2008, Aon reached a definitive agreement to sell AIS Management Corporation ("AIS"), which was previously included in the Risk Solutions segment, to Mercury General Corporation, for $120 million in cash at closing, plus a potential earn-out of up to $35 million payable over the two years following the completion of the agreement. The disposition was completed in January 2009 and resulted in a pretax gain of $86 million. The earn-out targets have not been met and therefore, Aon will not receive any of the potential earn-out payment.

Accident, Life & Health Operations

        In April 2008, the Company sold its Combined Insurance Company of America ("CICA") subsidiary to ACE Limited and its Sterling Life Insurance Company ("Sterling") subsidiary to Munich Re Group. After final adjustments, Aon received $2.525 billion in cash for CICA and $341 million in cash for Sterling. Additionally, CICA paid a $325 million dividend to Aon before the sale transaction was completed. A pretax gain of $1.4 billion was recognized on the sale of these businesses, which included the reversal of the cumulative translation adjustment account (related to selling CICA's foreign entities) of $134 million. In 2009, the Company recognized a $55 million foreign tax carryback related to the sale of CICA.

        The operating results of all these businesses are classified as discontinued operations as follows (in millions):

Years ended December 31	2010	2009	2008

Revenues:
CICA and Sterling	$—	$—	$677
AIS	—	—	92
P&C Operations	—	—	6

Total revenues	$—	$—	$775

Income (loss) before income taxes:
Operations:
CICA and Sterling	$—	$—	$66
AIS	—	—	(10)
P&C Operations	—	5	—

	—	5	56
(Loss) gain on sale:
CICA and Sterling	—	12	1,403
AIS	—	86	—
P&C Operations	4	(5)	(191)
Other	(43)	(15)	(12)

	(39)	78	1,200

Total pretax (loss) gain	$(39)	$83	$1,256

Net (loss) income:
Operations	$—	$3	$30
(Loss) gain on sale	(27)	108	811

Total	$(27)	$111	$841

        (Loss) gain on sale — Other for 2010 includes predominately $38 million of expense for the settlement of legacy litigation related to the Buckner vs. Resource Life matter, which is discussed further in Note 18 "Commitments and Contingencies".

4.    Other Financial Data

Statements of Income Information

Other Income

        Other income consists of the following (in millions):

Years ended December 31	2010	2009	2008

Equity earnings	$18	$18	$38
Realized (loss) gain on sale of investments	(2)	(1)	1
Benfield transaction — hedging losses	—	—	(50)
(Loss) gain on disposal of businesses	(4)	13	8
(Loss) gain on extinguishment of debt	(8)	5	—
Other	(4)	(1)	4

	$—	$34	$1

Statements of Financial Position Information

Fixed Assets, net

        The components of Fixed assets, net are as follows (in millions):

As of December 31	2010	2009

Software	$662	$514
Leasehold improvements	436	366
Furniture, fixtures and equipment	342	258
Computer equipment	245	225
Land and buildings	108	78
Automobiles and aircraft	39	40
Construction in progress	45	8

	1,877	1,489
Less: Accumulated depreciation	1,096	1,028

Fixed assets, net	$781	$461

        Depreciation expense, which includes software amortization, was $151 million, $149 million and $157 million for the years ended December 31, 2010, 2009, and 2008, respectively.

5.    Acquisitions and Dispositions

        In 2010, the Company completed the acquisitions of Hewitt Associates, Inc. ("Hewitt"), and the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services, LLC, both of which are included in the HR Solutions segment, as well as other companies, which are included in the Risk Solutions segment.

        The aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company's acquisitions are as follows (in millions):

Years ended December 31	2010	2009	2008

Consideration transferred:
Hewitt	$4,932	$—	$—
Benfield	—	—	1,313
Other acquisitions	157	274	105

Total	$5,089	$274	$1,418

Intangible assets:
Goodwill:
Hewitt	$2,715	$—	$—
Benfield	—	—	1,064
Other acquisitions	59	185	28
Other intangible assets:
Hewitt	2,905	—	—
Benfield	—	—	583
Other acquisitions	78	73	84

Total	$5,757	$258	$1,759

        Approximately $42 million of future payments relating primarily to earnouts is included in the 2010 total consideration. These amounts are recorded in Other current liabilities and Other non-current liabilities in the Consolidated Statements of Financial Position.

        In 2009, the Company completed the acquisitions of Allied North America, FCC Global Insurance Services and Carpenter Moore Insurance Services which are included in the Risk Solutions segment.

        The results of operations of these acquisitions are included in the Consolidated Statements of Financial Position from the dates they were acquired. These acquisitions, excluding Hewitt, would not produce a materially different result if they had been reported from the beginning of the period in which they were acquired.

Hewitt Associates, Inc.

        On October 1, 2010, the Company completed its acquisition of Hewitt (the "Acquisition"), one of the world's leading human resource consulting and outsourcing companies. Aon purchased all of the outstanding shares of Hewitt common stock in a cash-and-stock transaction valued at $4.9 billion, of which the total amount of cash paid and the total number of shares of stock issued by Aon each represented approximately 50% of the aggregate consideration.

        Hewitt provides leading organizations around the world with expert human resources consulting and outsourcing solutions to help them anticipate and solve their most complex benefits, talent, and related financial challenges. Hewitt works with companies to design, implement, communicate, and administer a wide range of human resources, retirement, investment management, health care, compensation, and talent management strategies. Hewitt now operates globally together with Aon's existing consulting and outsourcing operations under the newly created Aon Hewitt brand.

        Under the terms of the merger agreement, each share of Class A common stock, par value $0.01 per share, of Hewitt ("Hewitt Common Stock") outstanding immediately prior to the acquisition date was converted into the right to receive, at the election of each of the holders of Hewitt Common Stock, (i) 0.6362 of a share of common stock, par value $1.00 per share, of Aon ("Aon Common Stock") and $25.61 in cash (the "Mixed Consideration"), (ii) 0.7494 shares of Aon Common Stock and $21.19 in cash (the "Stock Electing Consideration"), or (iii) $50.46 in cash (the "Cash Electing Consideration"). Pursuant to the terms of the merger agreement, the Cash Electing Consideration and the Stock Electing Consideration payable in the Acquisition were calculated based on the closing volume-weighted average price of Aon Common Stock on the New York Stock Exchange for the period of ten consecutive trading days ended on September 30, 2010, which was $39.0545, and the Stock Electing Consideration was subject to automatic proration and adjustment to ensure that the total amount of cash paid and the total number of shares of Aon Common Stock issued by Aon in the Acquisition each represented approximately 50% of the consideration, taking into account the rollover of the Hewitt stock options as described in the merger agreement.

        The final consideration transferred to acquire all of Hewitt's stock is as follows:

$ and common share data in millions, except per share data

Cash consideration
Cash electing consideration
Number of shares of Hewitt common shares outstanding electing cash consideration	7.78
Cash consideration per common share outstanding	$50.46

Total cash paid to Hewitt shareholders electing cash consideration	$393

Mixed consideration
Number of shares of Hewitt common shares outstanding electing mixed consideration or not making an election	44.52
Cash consideration per common share outstanding	$25.61

Total cash paid to Hewitt shareholders electing mixed consideration or not making an election	$1,140

Stock electing consideration
Number of shares of Hewitt common shares outstanding electing stock consideration	43.67
Cash consideration per common share outstanding	$21.19

Total cash paid to Hewitt shareholders electing stock consideration	$925

Total cash consideration		$2,458
Stock consideration
Stock electing consideration
Number of shares of Hewitt common shares outstanding electing stock consideration	43.67
Exchange ratio	0.7494

Aon shares issued to Hewitt stockholders electing stock consideration	32.73

Mixed consideration
Number of shares of Hewitt common shares outstanding electing mixed consideration or not making an election	44.52
Exchange ratio	0.6362

Aon shares issued to Hewitt shareholders electing mixed consideration or not making an election	28.32

Total Aon common shares issued	61.05

Aon's closing common share price as of October 1, 2010	$39.28

Total fair value of stock consideration		$2,398
Fair value of Hewitt stock options converted to options to acquire Aon common stock		$76

Total fair value of cash and stock consideration		$4,932

        The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. The Company has recorded $54 million of these Hewitt related costs in its Consolidated Statements of Income of which $40 million has been included in Other general expenses and $14 million, related to the cancellation of the bridge loan, has been included in Interest expense. The Company's HR Solutions segment has recorded $19 million of these costs with the remaining expense unallocated.

        The Company financed the Acquisition with the proceeds from a $1.0 billion three-year Term Loan Credit Facility, $1.5 billion in unsecured notes, and the issuance of 61 million shares of Aon common stock. In addition, as part of the consideration, certain outstanding Hewitt stock options were converted into options to purchase 4.5 million shares of Aon common stock. These items are detailed further in Note 9 "Debt" and Note 12 "Stockholders' Equity".

        The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the preliminary amounts recognized for assets acquired and liabilities assumed as of the acquisition date. Certain estimated values are not yet finalized (see below) and are subject to change, which could be significant. The Company will finalize the amounts recognized as information necessary to complete the analyses is obtained. The Company expects to finalize these amounts as soon as possible but no later than one year from the acquisition date.

        The following table summarizes the preliminary values of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date

Working capital (1)	$391
Property, equipment, and capitalized software	319
Identifiable intangible assets:
Customer relationships	1,800
Trademarks	890
Technology	215
Other noncurrent assets (2)	344
Long-term debt	346
Other noncurrent liabilities (3)	361
Net deferred tax liability (4)	1,035

Net assets acquired	2,217
Goodwill	2,715

Total consideration transferred	$4,932

(1)
Includes cash and cash equivalents, short-term investments, client receivables, other current assets, accounts payable and other current liabilities.

(2)
Includes primarily deferred contract costs and long-term investments.

(3)
Includes primarily unfavorable lease obligations and deferred contract revenues.

(4)
Included in Other current assets ($31 million), Deferred tax assets ($62 million), Other current liabilities ($32 million) and Deferred tax liabilities ($1.1 billion) in the Company's Consolidated Statements of Financial Position.

        The acquired customer relationships are being amortized over a weighted average life of 12 years. The technology asset is being amortized over 7 years and trademarks have been determined to have indefinite useful lives.

        Goodwill is calculated as the excess of the consideration transferred over the net assets acquired and represents the synergies and other benefits that are expected to arise from combining the operations of Hewitt with the operations of Aon, and the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized and is not deductible for tax purposes.

        The recorded amounts are preliminary and subject to change. The following items are still subject to change:

  •
  Amounts for intangible assets, property, equipment and capitalized software assets, pending finalization of valuation efforts.

  •
  Amounts for contingencies, pending the finalization of the Company's assessment of the portfolio of contingencies.

  •
  Amounts for income tax assets, receivables and liabilities pending the filing of Hewitt's pre-acquisition tax returns and the receipt of information from taxing authorities which may change certain estimates and assumptions used.

  •
  Amounts for deferred tax assets and liabilities pending the finalization of the valuations of assets acquired, liabilities assumed and resulting goodwill.

        A single estimate of fair value results from a complex series of the Company's judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations.

        The results of Hewitt's operations have been included in the Company's consolidated financial statements from the Acquisition date. The following table presents information for Hewitt that is included in Aon's Consolidated Statements of Income (in millions):

Hewitt's operations included in Aon's 2010 results

Revenues	$791
Operating income (1)	23

(1)
Includes amortization related to identifiable intangible assets ($37 million), acquisition and integration costs ($18 million) and restructuring expenses ($52 million).

        The following unaudited pro forma consolidated results of operations for 2010 and 2009 assume that the acquisition of Hewitt was completed as of January 1, 2009 (in millions, except per share amounts):

	2010	2009

Revenue	$10,831	$10,669

Net income from continuing operations attributable to Aon stockholders	$736	$758

Earnings per share from continuing operations attributable to Aon stockholders
Basic	$2.17	$2.20
Diluted	$2.14	$2.15

        The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of Aon and Hewitt, reflecting both in 2010 and 2009, Aon's and Hewitt's results of operations for a 12-month period. The historical financial information has been adjusted to give effect to the pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company's consolidated results of operations actually would have been had it completed the acquisition on January 1, 2009. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisition. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

  •
  Elimination of Hewitt's historical intangible asset amortization expense (approximately $16 million in 2010 and $20 million in 2009);

  •
  Additional amortization expense (approximately $293 million in 2010 and $218 in 2009) related to the fair value of intangible assets acquired);

  •
  Additional interest expense (approximately $43 million in 2010 and $77 million in 2009) associated with the incremental debt issued by the Company to partially finance the acquisition, the early retirement of Hewitt debt, and costs related to a bridge term loan credit agreement with certain financial institutions that has been terminated;

  •
  Deferred revenues where no future performance obligation existed were eliminated at the acquisition date, and, as such, the recognition of deferred revenues by Hewitt in 2010 and 2009 is not reflected in the unaudited pro forma operating results. This resulted in $21 million in 2010 and $28 million in 2009 of deferred revenues recorded by Hewitt being eliminated;

  •
  Deferred costs which did meet the definition of an asset were eliminated at the acquisition date, and, as such, the recognition of deferred costs by Hewitt in 2010 and 2009 is not reflected in the unaudited pro forma operating results. This resulted in $16 million in 2010 and $22 million in 2009 of deferred costs recorded by Hewitt being eliminated;

  •
  Additional expense of $15 million incurred in 2010 and 2009 related to the recognition of the fair value of adjustments associated with the assumption of unfavorable lease obligations;

  •
  The elimination of Hewitt's equity based compensation expense of $46 million in 2010 and $54 million in 2009. On the date of closing, all outstanding equity awards of Hewitt became fully vested and were converted at the effective time in accordance with the terms of the merger agreement. No compensation expense has been included in the unaudited pro forma consolidated results as the compensation programs for Aon Hewitt employees have not yet been determined and cannot be estimated; and

  •
  Elimination of approximately $49 million of costs incurred in 2010, which are directly attributable to the acquisition, and which do not have a continuing impact on the combined company's operating results. Included in these costs are advisory, legal and regulatory costs, costs related to integrating the combined company, and costs to retire certain debt obligations assumed in the acquisition.

        In addition, all of the above adjustments were adjusted for the applicable tax impact. Aon has assumed a 38% combined statutory federal and state tax rate when estimating the tax effects of the adjustments to the unaudited pro forma combined statements of income.

Benfield

        In November 2008, Aon completed the acquisition of the shares of Benfield, a leading independent reinsurance intermediary, with more than 50 locations worldwide. The Company purchased all of the outstanding shares of common and preferred stock of Benfield for $1.3 billion in cash. The total cost of the acquisition also included direct costs of the transaction totaling $32 million. Benfield is known for its client service, analytic capability and innovation. The results of Benfield's operations were included in the Company's consolidated financial statements from the date of closing.

        In connection with the acquisition, the Company recorded net tangible assets, goodwill and other intangibles which are reported within the Risk Solutions segment. None of the goodwill is deductible for tax purposes. Of the acquired intangible assets, $128 million was assigned to registered trademarks, which were determined to have indefinite useful lives. Of the remaining balance of intangible assets acquired, $449 million was assigned to customer relationships, and $2 million was assigned to non-competition agreements, which are being amortized over weighted average useful lives of 12 years and 1 year, respectively.

Dispositions

        In 2010, the Company completed the disposition of eight entities. The following table includes the gains or losses recorded as a result of these and other disposals made in 2010, 2009 and 2008 (in millions):

Years ended December 31	2010	2009	2008

(Loss) gain recorded:
Cananwill	$3	$(2)	$(5)
Other dispositions	(7)	15	13

Total	$(4)	$13	$8

        Aon's Cananwill business in the U.S. ("Cananwill"), U.K., Canada, and Australia (together "Cananwill International") originated short-term loans to corporate clients to finance insurance premium obligations. These premium finance agreements were then sold to unaffiliated companies, typically bank Special Purpose Entities, in whole loan securitization transactions that met the criteria at that time for sales accounting. Cananwill's results were included in the Risk Solutions segment.

        In December 2008, Aon signed a definitive agreement to sell the U.S. Cananwill operations. This disposition was completed in February 2009. A net pretax loss of $4 million was recorded, of which a gain of $3 million was recorded in 2010, and losses of $2 million and $5 million were recorded in 2009 and 2008, respectively, and is included in Other income in the Consolidated Statements of Income. As part of the agreement, Aon was entitled to receive up to $10 million from the buyer over the two years following the sale, based on the amount of insurance premiums and related obligations financed and collected by the buyer over this period that are generated from certain of Cananwill's producers. As of December 31, 2010, Aon had received all amounts owed from the buyer and satisfied all guarantees.

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

        In 2010, Aon completed the sale of seven smaller operations in the Risk Solutions segment and one in the HR Solutions segment. Total pretax losses of $7 million were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.

        During 2009, Aon sold nine small operations. Total pretax gains of $15 million were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.

        In 2008, Aon sold four small operations. Total pretax gains of $13 million were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.

6.    Goodwill and Other Intangible Assets

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2010 and 2009, respectively, are as follows (in millions):

	Risk Solutions	HR Solutions	Total

Balance as of January 1, 2009	$5,259	$378	$5,637
Goodwill related to acquisitions	191	—	191
Benfield adjustments	9	—	9
Goodwill related to disposals	(16)	—	(16)
Foreign currency revaluation	250	7	257

Balance as of December 31, 2009	5,693	385	6,078
Goodwill related to Hewitt acquisition	—	2,715	2,715
Goodwill related to other acquisitions	50	9	59
Goodwill related to disposals	(2)	—	(2)
Foreign currency revaluation	(192)	(11)	(203)

Balance as of December 31, 2010	$5,549	$3,098	$8,647

        In 2009, the Company finalized the Benfield purchase price allocation, adjusting goodwill principally for the completion of third party valuation reports, the impact of changes in actual employee severance costs compared to original estimates and the resolution of certain tax matters.

        Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Intangible assets with indefinite lives:
Trademarks	$1,024	$—	$136	$—
Intangible assets with finite lives:
Trademarks	3	—	—	—
Customer Related and Contract Based	2,605	344	757	234
Marketing, Technology and Other	606	283	376	244

	$4,238	$627	$1,269	$478

        Amortization expense on finite lived intangible assets was $154 million, $93 million, and $65 million for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated future amortization for intangible assets as of December 31, 2010 is as follows (in millions):

2011	$355
2012	411
2013	381
2014	329
2015	283
Thereafter	828

$2,587

7.    Restructuring

Aon Hewitt Restructuring Plan

        On October 14, 2010, Aon announced a global restructuring plan ("Aon Hewitt Plan") in connection with the acquisition of Hewitt. The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 1,500 to 1,800 job eliminations. The Company expects these restructuring activities and related expenses to affect continuing operations into 2013. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate lease rationalization costs.

        As of December 31, 2010, approximately 360 jobs have been eliminated under the Aon Hewitt Plan and total expense of $52 million has been incurred. All costs associated with the Aon Hewitt Plan are included in the HR Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.

        The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	Estimated Total Cost for Restructuring Plan (1)

Workforce reduction	$49	$180
Lease consolidation	3	95
Asset impairments	—	47
Other costs associated with restructuring (2)	—	3

Total restructuring and related expenses	$52	$325

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

Aon Benfield Restructuring Plan

        The Company announced a global restructuring plan ("Aon Benfield Plan") in conjunction with its acquisition of Benfield in 2008. The Aon Benfield Plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 700 job eliminations. Additionally, duplicate space and assets will be abandoned. The Company originally estimated that the Aon Benfield Plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. During 2009, the Company reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated. The Company currently estimates the Aon Benfield Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $26 million and $55 million has been recorded in earnings during 2010 and 2009, respectively, and an estimated additional $19 million will be recorded in future earnings.

        As of December 31, 2010, approximately 690 jobs have been eliminated under the Aon Benfield Plan. Total payments of $105 million have been made under the Aon Benfield Plan, from inception to date.

        All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income. The Company expects these restructuring activities and related expenses to affect continuing operations into 2011.

        The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	Total to Date	Estimated Total Cost for Restructuring Period (1)

Workforce reduction	$32	$38	$15	$85	$97
Lease consolidation	22	14	7	43	49
Asset impairments	—	2	2	4	5
Other costs associated with restructuring (2)	1	1	2	4	4

Total restructuring and related expenses	$55	$55	$26	$136	$155

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

2007 Restructuring Plan

        In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients ("2007 Plan"). The 2007 Plan resulted in approximately 4,700 job eliminations and closure or consolidation of several offices resulting in sublease losses or lease buy-outs. The total cumulative pretax charges for the 2007 Plan was $748 million including costs related to workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income. The Company does not expect any further expenses to be incurred in relation to the 2007 Plan.

        The following summarizes the restructuring and related expenses by type that have been incurred related to the 2007 Plan (in millions):

	2007	2008	2009	2010	Total 2007 Plan

Workforce reduction	$17	$166	$251	$72	$506
Lease consolidation	22	38	78	15	153
Asset impairments	4	18	15	2	39
Other costs associated with restructuring(1)	3	29	13	5	50

Total restructuring and related expenses	$46	$251	$357	$94	$748

(1)
Other costs associated with restructuring initiatives include moving costs and consulting and legal fees.

        The following summarizes the restructuring and related expenses by segment that have been incurred related to the 2007 Plan (in millions):

	2007	2008	2009	2010	Total 2007 Plan

Risk Solutions	$41	$234	$322	$84	$681
HR Solutions	5	17	35	10	67

Total restructuring and related expenses	$46	$251	$357	$94	$748

        As of December 31, 2010, the Company's liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total

Balance at January 1, 2008	$—	$—	$25	$63	$88
Expensed	—	—	233	3	236
Cash payments	—	—	(148)	(34)	(182)
Purchase price allocation	—	104	—	—	104
Foreign exchange translation and other	—	—	(9)	(4)	(13)

Balance at December 31, 2008	—	104	101	28	233
Expensed	—	53	342	(1)	394
Cash payments	—	(67)	(248)	(12)	(327)
Purchase accounting adjustment	—	(49)	—	—	(49)
Foreign exchange translation and other	—	4	7	1	12

Balance at December 31, 2009	—	45	202	16	263
Assumed Hewitt restructuring liability(1)	43	—	—	—	46
Expensed	52	24	92	—	168
Cash payments	(8)	(38)	(178)	(8)	(235)
Foreign exchange translation and other	1	(5)	(3)	2	(5)

Balance at December 31, 2010	$88	$26	$113	$10	$237

(1)
The Company assumed a $43 million net real estate related restructuring liability in connection with the Hewitt acquisition.

        Aon's unpaid restructuring liabilities are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Statements of Financial Position.

8.    Investments

        The Company earns income on cash balances and investments, as well as on premium trust balances that Aon maintains for premiums collected from insureds but not yet remitted to insurance companies, and funds held under the terms of certain outsourcing agreements to pay certain obligations on behalf of clients. Premium trust balances and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities in the accompanying Consolidated Statements of Financial Position.

        The Company's interest-bearing assets and other investments are included in the following categories in the Consolidated Statements of Financial Position (in millions):

As of December 31	2010	2009

Cash and cash equivalents	$346	$217
Short-term investments	785	422
Fiduciary assets	3,489	3,329
Investments	312	319

	$4,932	$4,287

        The Company's investments are as follows (in millions):

As of December 31	2010	2009

Equity method investments	$174	$113
Other investments, at cost	123	103
Fixed-maturity securities	15	16
PEPS I preferred stock (Note 16 "Variable Interest Entities")	—	87

	$312	$319

9.    Debt

        The following is a summary of outstanding debt (in millions):

As of December 31	2010	2009

Term loan credit facility (LIBOR + 2.5%)	$975	$—
8.205% junior subordinated deferrable interest debentures due January 2027	687	687
6.25% EUR 500 debt securities due July 2014	667	725
5.00% senior notes due September 2020	598	—
3.50% senior notes due September 2015	597	—
5.05% CAD 375 debt securities due April 2011	372	357
6.25% senior notes due September 2040	297	—
7.375% debt securities due December 2012	225	224
Other	88	15

Total debt	4,506	2,008

Less short-term and current portion of long-term debt	492	10

Total long-term debt	$4,014	$1,998

        On August 13, 2010, in connection with the acquisition of Hewitt, Aon entered into an unsecured three-year Term Credit Agreement (the "Term Loan Credit Facility") which provided unsecured term loan financing of up to $1.0 billion. This Term Loan Credit Facility has an interest rate of LIBOR + 2.5%, which was approximately 2.75% at December 31, 2010. The Company borrowed $1.0 billion under this facility on October 1, 2010 to finance a portion of the Hewitt purchase price. The Company incurred $26 million of deferred finance costs associated with the Term Loan Credit Facility that will be amortized over the term of the loan. Concurrent with entering into the Term Loan Credit Facility, the Company also entered into a Senior Bridge Term Loan Credit Agreement which provided unsecured bridge financing of up to $1.5 billion (the "Bridge Loan Facility") to finance a portion of the Hewitt purchase price.

        In lieu of drawing under the Bridge Loan Facility, on September 7, 2010, Aon entered into an Underwriting Agreement (the "Underwriting Agreement") with several underwriters with respect to the offering and sale by the Company of $600 million aggregate principal amount of its 3.50% Senior Notes due 2015 (the "2015 Notes"), $600 million aggregate principal amount of its 5.00% Senior Notes due 2020 (the "2020 Notes") and $300 million aggregate principal amount of its 6.25% Senior Notes due 2040 (the "2040 Notes" and, together with the 2015 Notes and 2020 Notes, the "Notes") under the Company's Registration Statement on Form S-3. All of these Notes are unsecured. Deferred financing costs associated with the Notes of $12 million were capitalized and are included in Other non-current assets, and will be amortized over the respective term of each note. In 2010, the Company recorded $3 million of deferred financing cost amortization for both the Term Loan Credit Facility and the Notes, which is included in Interest expense in the Consolidated Statements of Income. Following the issuance of these Notes, on September 15, 2010, the Bridge Loan Facility was terminated and the Company recorded $14 million of related deferred financing costs in the Consolidated Statements of Income.

        As part of the Hewitt acquisition, the Company assumed $346 million of long-term debt including $299 million of privately placed senior unsecured notes with varying maturity dates. As of December 31, 2010, all of these notes had matured or have been early extinguished. Also, in 2010, $47 million in long-term debt held by PEPS I, a consolidated VIE, was repurchased with a majority of the PEPS I restricted cash (See Note 16 "Variable Interest Entities").

        On October 15, 2010, the Company entered into a new €650 million ($853 million at December 31, 2010 exchange rates) multi-currency revolving loan credit facility (the "Euro Facility") used by certain of Aon's European subsidiaries. The Euro Facility replaced the previous facility which was entered into in October 2005 and matured in October 2010 (the "2005 Facility"). The Euro Facility expires in October 2015 and has commitment fees of 8.75 basis points payable on the unused portion of the facility, similar to the 2005 Facility. Aon has guaranteed the obligations of its subsidiaries with respect to this facility. The Company had no borrowings under the Euro Facility. At December 31, 2009, Aon had no borrowings under the 2005 Facility.

        In 2010, Aon reclassified its indirect wholly owned subsidiary's 5.05% CAD 375 million ($372 million at December 31, 2010 exchange rates) debt securities, which are guaranteed by Aon, to Short-term debt and current portion of long-term debt in the Condensed Consolidated Statements of Financial Position as the due date of the securities, April 2011, is less than one year from the balance sheet date.

        In December 2009, Aon cancelled its $600 million, 5-year U.S. committed bank credit facility that was to expire in February 2010 and entered into a new $400 million, 3-year facility to support commercial paper and other short-term borrowings. Based on Aon's current credit ratings, commitment fees of 35 basis points are payable on the unused portion of the facility. At December 31, 2010, Aon had no borrowings under this facility.

        On July 1, 2009, an indirect wholly-owned subsidiary of Aon issued €500 million ($656 million at December 31, 2010 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014. The carrying value of the debt includes $11 million related to hedging activities. The payment of the principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon. Proceeds from the offering were used to repay the Company's $677 million outstanding indebtedness under its 2005 Facility.

        In 1997, Aon created Aon Capital A, a wholly-owned statutory business trust ("Trust"), for the purpose of issuing mandatorily redeemable preferred capital securities ("Capital Securities"). Aon received cash and an investment in 100% of the common equity of Aon Capital A by issuing 8.205% Junior Subordinated Deferrable Interest Debentures (the "Debentures") to Aon Capital A. These transactions were structured such that the net cash flows from Aon to Aon Capital A matched the cash flows from Aon Capital A to the third party investors. Aon determined that it was not the primary beneficiary of Aon Capital A, a VIE, and, thus reflected the Debentures as long-term debt. During the first half of 2009, Aon repurchased $15 million face value of the Capital Securities for approximately $10 million, resulting in a $5 million gain, which was reported in Other income in the Consolidated Statements of Income. To facilitate the legal release of the obligation created through the Debentures associated with this repurchase and future repurchases, Aon dissolved the Trust effective June 25, 2009. This dissolution resulted in the exchange of the Capital Securities held by third parties for the Debentures. Also in connection with the dissolution of the Trust, the $24 million of common equity of Aon Capital A held by Aon was exchanged for $24 million of Debentures, which were then cancelled. Following these actions, $687 million of Debentures remain outstanding. The Debentures are subject to mandatory redemption on January 1, 2027 or are redeemable in whole, but not in part, at the option of Aon upon the occurrence of certain events.

        There are a number of covenants associated with both the U.S. and Euro facilities, the most significant of which require Aon to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA"), to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA, of not greater than 3 to 1. Aon was in compliance with all debt covenants as of December 31, 2010.

        Other than the Debentures, outstanding debt securities are not redeemable by Aon prior to maturity. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities.

        Repayments of total debt are as follows (in millions):

2011	$492
2012	329
2013	780
2014	660
2015	597
Thereafter	1,648

$4,506

        The weighted-average interest rates on Aon's short-term borrowings were 0.7%, 1.5%, and 4.5% for the years ended December 31, 2010, 2009 and 2008, respectively.

10.  Lease Commitments

        Aon leases office facilities, equipment and automobiles under non-cancellable operating leases. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 88% of Aon's lease obligations are for the use of office space.

        Rental expenses for operating leases are as follows (in millions):

Years ended December 31	2010	2009	2008

Rental expense	$429	$346	$363
Sub lease rental income	57	52	55

Net rental expense	$372	$294	$308

        At December 31, 2010, future minimum rental payments required under operating leases for continuing operations that have initial or remaining non-cancellable lease terms in excess of one year, net of sublease rental income, most of which pertain to real estate leases, are as follows (in millions):

2011	$417
2012	384
2013	356
2014	320
2015	290
Thereafter	701

Total minimum payments required	$2,468

11.  Income Taxes

        Aon and its principal domestic subsidiaries are included in a consolidated federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations before income tax and the provision for income tax consist of the following (in millions):

Years ended December 31	2010	2009	2008

Income from continuing operations before income taxes:
U.S.	$21	$215	$129
International	1,038	734	750

Total	$1,059	$949	$879

Income taxes:
Current:
U.S. federal	$16	$32	$44
U.S. state and local	10	23	21
International	202	150	210

Total current	228	205	275

Deferred (credit):
U.S. federal	47	49	(15)
U.S. state and local	13	5	(2)
International	12	9	(16)

Total deferred	72	63	(33)

	$300	$268	$242

        Income from continuing operations before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. However, taxable income may not correspond to the geographic attribution of the income from continuing operations before income taxes shown above due to the treatment of certain items such as the costs associated with the Hewitt acquisition. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown above as U.S. or International may not correspond to the geographic attribution of the earnings.

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2010	2009	2008

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1	2.0	1.4
Taxes on international operations	(12.5)	(12.0)	(14.2)
Nondeductible expenses	3.9	3.4	4.2
Adjustments to prior year tax requirements	0.5	0.1	0.4
Deferred tax adjustments, including statutory rate changes	0.2	0.1	0.2
Other — net	0.2	(0.4)	0.5

Effective tax rate	28.4%	28.2%	27.5%

        The components of Aon's deferred tax assets and liabilities are as follows (in millions):

As of December 31	2010	2009

Deferred tax assets:
Employee benefit plans	$929	$934
Net operating loss and tax credit carryforwards	430	314
Other accrued expenses	161	132
Investment basis differences	17	44
Other	66	36

	1,603	1,460
Valuation allowance on deferred tax assets	(257)	(186)

Total	1,346	1,274

Deferred tax liabilities:
Intangibles	(1,420)	(360)
Deferred revenue	(49)	(34)
Other accrued expenses	(41)	(32)
Unrealized investment gains	(5)	(26)
Unrealized foreign exchange gains	(23)	(12)
Other	(75)	(2)

Total	(1,613)	(466)

Net deferred tax (liability) asset	$(267)	$808

        The increase in deferred tax liabilities is primarily due to the identifiable intangible assets recorded as a result of the Hewitt acquisition.

        Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31,	2010	2009

Deferred tax assets — current	$121	$72
Deferred tax assets — non-current	305	881
Deferred tax liabilities — current	(30)	(16)
Deferred tax liabilities — non-current	(663)	(129)

Net deferred tax (liability) asset	$(267)	$808

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances increased by $71 million in 2010, primarily attributable to the recognition of the following items: acquired valuation allowances of $58 million due to the Hewitt acquisition, an increase of $7 million in the valuation allowances for U.S. foreign tax credit carryforwards, and an increase of $8 million in the valuation allowances for an interest expense carryforward for Germany. Although future earnings cannot be predicted with certainty, management believes that the realization of the net deferred tax asset is more likely than not.

        Aon recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation as follows: 2010 — $20 million; 2009 — $25 million; and 2008 — $45 million.

        U.S. deferred income taxes are not provided on unremitted foreign earnings that are considered permanently reinvested, which at December 31, 2010 amounted to approximately $2.7 billion. It is not practicable to determine the income tax liability that might be incurred if all such earnings were remitted to the U.S. due to foreign tax credits and exclusions that may become available at the time of remittance.

        At December 31, 2010, Aon had domestic federal operating loss carryforwards of $56 million that will expire at various dates from 2011 to 2024, state operating loss carryforwards of $610 million that will expire at various dates from 2011 to 2031, and foreign operating and capital loss carryforwards of $720 million and $251 million, respectively, nearly all of which are subject to indefinite carryforward.

Unrecognized Tax Provisions

        The following is a reconciliation of the Company's beginning and ending amount of unrecognized tax benefits (in millions):

	2010	2009

Balance at January 1	$77	$86
Additions based on tax positions related to the current year	7	2
Additions for tax positions of prior years	4	5
Reductions for tax positions of prior years	(7)	(11)
Settlements	(1)	(10)
Lapse of statute of limitations	(5)	(3)
Acquisitions	26	6
Foreign currency translation	(1)	2

Balance at December 31	$100	$77

        As of December 31, 2010, $85 million of unrecognized tax benefits would impact the effective tax rate if recognized. Aon does not expect the unrecognized tax positions to change significantly over the next twelve months, except for a potential reduction of unrecognized tax benefits in the range of $10-$15 million relating to anticipated audit settlements.

        The Company recognizes penalties and interest related to unrecognized income tax benefits in its provision for income taxes. Aon accrued potential penalties of less than $1 million during each of 2010, 2009 and 2008. Aon accrued interest of less than $1 million in 2010, $2 million during 2009 and less than $1 million in 2008. Aon has recorded a liability for penalties of $5 million and for interest of $18 million for both December 31, 2010 and 2009.

        Aon and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and international jurisdictions. Aon has substantially concluded all U.S. federal income tax matters for years through 2006. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2002. Aon has concluded income tax examinations in its primary international jurisdictions through 2004.

12.  Stockholders' Equity

Common Stock

        On October 1, 2010, the Company issued 61 million shares of common stock as consideration for part of the purchase price of Hewitt (See Note 5 "Acquisitions and Dispositions"). In addition, as part of the consideration, each outstanding unvested Hewitt stock option became fully vested and was converted into an option to purchase Aon common stock with the same terms and conditions as the Hewitt stock option. As of the acquisition date, there were approximately 4.5 million options to purchase Aon common stock issued to former holders of Hewitt stock options, of which 2.3 million remain outstanding and exercisable.

        In 2007, Aon's Board of Directors increased the Company's authorized share repurchase program to $4.6 billion. Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital. Any repurchased shares will be available for employee stock plans and for other corporate purposes. In 2010, Aon repurchased 6.1 million shares at a cost of $250 million. In 2009, Aon repurchased 15.1 million shares at a cost of $590 million. In 2008, Aon repurchased 42.6 million shares at a cost of $1.9 billion. Since the inception of its share repurchase program in 2005, the Company has repurchased a total of 111.9 million shares for an aggregate cost of $4.6 billion. As of December 31, 2010, the Company was authorized to purchase up to $15 million of additional shares under this stock repurchase program.

        In January 2010, the Company's Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. Repurchases will commence under the new share repurchase program upon conclusion of the existing program.

        In 2010, Aon issued 2.2 million shares of common stock in relation to the exercise of options issued to former holders of Hewitt options as part of the Hewitt acquisition. In addition, Aon reissued 8.5 million shares of treasury stock for employee benefit programs and 0.4 million shares in connection with employee stock purchase plans. In 2009, Aon issued 1.0 million new shares of common stock for employee benefit plans. In addition, Aon reissued 8.0 million shares of treasury stock for employee benefit programs and 0.5 million shares in connection with employee stock purchase plans. In 2008, Aon issued 0.4 million new shares of common stock for employee benefit plans. In addition, Aon reissued 9.1 million shares of treasury stock for employee benefit programs and 0.3 million shares in connection with employee stock purchase plans.

        In December 2010, Aon retired 40 million shares of treasury stock.

        In connection with the acquisition of two entities controlled by Aon's then-Chairman and Chief Executive Officer in 2001, Aon obtained approximately 22.4 million shares of its common stock. These treasury shares are restricted as to their reissuance.

Dividends

        During 2010, 2009, and 2008, Aon paid dividends on its common stock of $175 million, $165 million and $171 million, respectively. Dividends paid per common share were $0.60 for each of the years ended December 31, 2010, 2009, and 2008.

Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) and the related tax effects are as follows (in millions):

Year ended December 31, 2010	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative losses arising during the year	$(31)	$10	$(21)
Reclassification adjustment	(5)	2	(3)

Net change in derivative losses	(36)	12	(24)
Net foreign exchange translation adjustments	(92)	(43)	(135)
Net post-retirement benefit obligation	(76)	35	(41)

Total other comprehensive loss	(204)	4	(200)
Less: other comprehensive loss attributable to noncontrolling interest	(2)	—	(2)

Other comprehensive loss attributable to Aon stockholders	$(202)	$4	$(198)

Year ended December 31, 2009	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative gains arising during the year	$11	$(4)	$7
Reclassification adjustment	10	(4)	6

Net change in derivative gains	21	(8)	13
Decrease in unrealized gains/losses	(17)	6	(11)
Reclassification adjustment	(2)	1	(1)

Net change in unrealized investment losses	(19)	7	(12)
Net foreign exchange translation adjustments	198	5	203
Net post-retirement benefit obligations	(583)	170	(413)

Total other comprehensive loss	(383)	174	(209)
Less: other comprehensive income attributable to noncontrolling interest	4	—	4

Other comprehensive loss attributable to Aon stockholders	$(387)	$174	$(213)

Year ended December 31, 2008	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative losses arising during the year	$(46)	$16	$(30)
Reclassification adjustment	(11)	4	(7)

Net change in derivative losses	(57)	20	(37)
Decrease in unrealized gains/losses	(63)	20	(43)
Reclassification adjustment	36	(13)	23

Net change in unrealized investment losses	(27)	7	(20)
Net foreign exchange translation adjustments	(348)	161	(187)
Net post-retirement benefit obligations	(823)	326	(497)

Total other comprehensive loss	(1,255)	514	(741)
Less: other comprehensive loss attributable to noncontrolling interest	(5)	—	(5)

Other comprehensive loss attributable to Aon stockholders	$(1,250)	$514	$(736)

        The components of accumulated other comprehensive loss, net of related tax, are as follows (in millions):

As of December 31	2010	2009	2008

Net derivative losses	$(24)	$—	$(13)
Net unrealized investment gains (1)	—	44	56
Net foreign exchange translation adjustments	168	301	102
Net postretirement benefit obligations	(2,061)	(2,020)	(1,607)

Accumulated other comprehensive loss, net of tax	$(1,917)	$(1,675)	$(1,462)

(1)
Reflects the impact of adopting new accounting guidance which resulted in the consolidation of PEPS I effective January 1, 2010.

        The pretax changes in net unrealized investment losses, which include investments reported as assets held-for sale, are as follows (in millions):

Years ended December 31	2010	2009	2008

Fixed maturities	$—	$(3)	$34
Equity securities	—	—	4
Other investments	—	(16)	(65)

Total	$—	$(19)	$(27)

        The components of net unrealized investment gains, which include investments reported as assets held-for-sale, are as follows (in millions):

As of December 31	2010	2009	2008

Fixed maturities	$—	$—	$3
Other investments	—	69	85
Deferred taxes	—	(25)	(32)

Net unrealized investment gains	$—	$44	$56

13.  Employee Benefits

Defined Contribution Savings Plans

        Aon maintains defined contribution savings plans for the benefit of its U.S. and U.K. employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income, as follows (in millions):

Years ended December 31,	2010	2009	2008

U.S.	$58	$56	$37
U.K.	32	38	40

	$90	$94	$77

Pension and Other Post-retirement Benefits

        Aon sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical, and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are noncontributory.

        The majority of the Company's plans are closed to new entrants. Effective January 1, 2009, the Company's Netherlands plan was also closed to new entrants. Effective April 1, 2009, the Company ceased crediting future benefits relating to salary and service in its U.S. defined benefit pension plan. This change affected approximately 6,000 active employees covered by the U.S. plan. For those employees, the Company increased its contribution to the defined contribution savings plan. In 2010, the Company ceased crediting future benefits relating to service in its Canadian defined benefit pension plans. This change affects approximately 950 active employees.

Pension Plans

        The following tables provide a reconciliation of the changes in the benefit obligations and fair value of assets for the years ended December 31, 2010 and 2009 and a statement of the funded status as of December 31, 2010 and 2009, for the U.S. plans and material international plans, which are located in the U.K., the Netherlands, and Canada. These plans represent approximately 94% of the Company's pension obligations.

	U.S.		International
(millions)	2010	2009	2010	2009

Change in projected benefit obligation
At January 1	$2,139	$2,087	$4,500	$3,628
Service cost	—	—	15	18
Interest cost	124	125	249	236
Participant contributions	—	—	1	2
Curtailment	—	(15)	—	—
Plan transfers and acquisitions	—	—	203	6
Actuarial loss (gain)	34	18	(101)	166
Benefit payments	(111)	(102)	(183)	(201)
Change in discount rate	190	26	260	298
Foreign currency translation	—	—	(132)	347

At December 31	$2,376	$2,139	$4,812	$4,500

Accumulated benefit obligation at end of year	$2,376	$2,139	$4,737	$4,442

Change in fair value of plan assets
At January 1	$1,153	$1,087	$3,753	$3,107
Actual return on plan assets	175	144	403	137
Participant contributions	—	—	1	2
Employer contributions	27	24	261	413
Plan transfers and acquisitions	—	—	192	4
Benefit payments	(111)	(102)	(183)	(201)
Foreign currency translation	—	—	(139)	291

At December 31	$1,244	$1,153	$4,288	$3,753

Market related value at end of year	$1,380	$1,384	$4,288	$3,753

Funded status at end of year	$(1,132)	$(986)	$(524)	$(747)
Unrecognized prior-service cost	—	—	17	—
Unrecognized loss	1,200	1,105	1,836	1,953

Net amount recognized	$68	$119	$1,329	$1,206

        At December 31, 2010, in accordance with changes to applicable United Kingdom statutes, pensions in deferment will be revalued annually based on the Consumer Prices Index, as opposed to the Retail Prices Index which was previously used. The impact on the projected benefit obligation was a gain of $124 million and is included in the actuarial gain for 2010.

        Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.S.		International
	2010	2009	2010	2009

Prepaid benefit cost (included in other non-current assets)	$—	$—	$59	$6
Accrued benefit liability (included in pension and other post-employment liabilities)	(1,132)	(986)	(583)	(753)
Accumulated other comprehensive loss	1,200	1,105	1,853	1,953

Net amount recognized	$68	$119	$1,329	$1,206

        Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2010 and 2009 consist of (in millions):

	U.S.		International
	2010	2009	2010	2009

Net loss	$1,200	$1,105	$1,836	$1,953
Prior service cost	—	—	17	—

	$1,200	$1,105	$1,853	$1,953

        In 2010, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $2.4 billion, an ABO of $2.4 billion, and plan assets of $1.2 billion. International plans with a PBO in excess of the fair value of plan assets had a PBO of $2.7 billion and plan assets with a fair value of $2.3 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $2.1 billion and plan assets with a fair value of $1.6 billion.

        In 2009, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.1 billion, an ABO of $2.1 billion, and plan assets of $1.2 billion. International plans with a PBO in excess of the fair value of plan assets had a PBO of $4.4 billion and plan assets with a fair value of $3.6 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.9 billion and plan assets with a fair value of $3.2 billion.

        The following table provides the components of net periodic benefit cost for the plans (in millions):

	U.S.			International
	2010	2009	2008	2010	2009	2008

Service cost	$—	$—	$39	$15	$18	$23
Interest cost	124	125	107	249	236	279
Expected return on plan assets	(118)	(102)	(126)	(240)	(234)	(298)
Amortization of prior-service cost	—	(1)	(14)	1	—	1
Amortization of net loss	24	28	23	54	41	38

Net periodic benefit cost	$30	$50	$29	$79	$61	$43

        In addition to the net periodic benefit cost shown above in 2010, the Company recorded a non-cash charge of $49 million ($29 million after-tax) with a corresponding credit to Accumulated other comprehensive income. This charge is included in Compensation and benefits in the Consolidated Statements of Income and represents the correction of an error in the calculation of pension expense for the Company's U.S. pension plan for the period from 1999 to the end of the first quarter of 2010.

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

        The weighted-average assumptions used to determine future benefit obligations are as follows:

	U.S.		International
	2010	2009	2010	2009

Discount rate	4.35 – 5.34%	5.22 – 5.98%	4.70 – 5.50%	5.31 – 6.19%
Rate of compensation increase	N/A	N/A	2.50 – 4.00	3.25 – 3.50

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.S.			International
	2010	2009	2008	2010	2009	2008

Discount rate	5.22 – 5.98%	6.00 – 7.08%	6.39 – 6.61%	4.00 – 6.19%	5.62 – 7.42%	5.50 – 5.75%
Expected return on plan assets	8.80	8.70	8.60	4.70 – 7.00	5.48 – 7.00	6.60 – 7.20
Rate of compensation increase	N/A	N/A	3.50	2.50 – 3.60	3.25 – 3.50	3.25 – 3.50

        The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2011 are as follows (in millions):

	U.S.	International

Net loss	$31	$52

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans.

        No plan assets are expected to be returned to the Company during 2011.

Fair value of plan assets

        The fair values of Aon's U.S. pension plan assets at December 31, 2010 and December 31, 2009, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Highly liquid debt instruments(1)	$27	$1	$26	$—
Equity investments:(2)
Large Cap Domestic	247	247	—	—
Small Cap Domestic	22	—	22	—
Large Cap International	11	11	—	—
Small Cap Global	—	—	—	—
Equity Derivatives	231	—	231	—
Fixed income investments:(3)
Corporate Bonds	395	—	395	—
Government and Agency Bonds	50	—	50	—
Asset-Backed Securities	5	—	5	—
Fixed Income Derivatives	6	—	6	—
Other investments:
Alternative Investments(4)	193	—	—	193
Commodity Derivatives(5)	18	—	18	—
Real Estate and REITS(2)	39	39	—	—

Total	$1,244	$298	$753	$193

(1)
Consists of cash and institutional short-term investment funds.

(2)
Valued using the closing stock price on a national securities exchange.

(3)
Valued by pricing vendors who use proprietary models utilizing observable inputs, such as interest rates, yield curves and credit risk.

(4)
Consists of limited partnerships, private equity and hedge funds. Valued at estimated fair value based on the proportionate share ownership of the investment as determined by the general partner or investment manager.

(5)
Consists of long-dated options on a commodity index, which are valued using observable inputs such as underlying prices of the commodities and volatility.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Highly liquid debt instruments(1)	$33	$—	$33	$—
Equity investments:(2)
Large Cap Domestic	284	207	77	—
Small Cap Domestic	30	—	30	—
Large Cap International	66	15	51	—
Small Cap Global	30	30	—	—
Equity Derivatives	104	—	104	—
Fixed income investments:(3)
Corporate Bonds	365	—	365	—
Government and Agency Bonds	52	—	52	—
Asset-Backed Securities	17	—	17	—
Fixed Income Derivatives	(15)	—	(15)	—
Other investments:
Alternative Investments(4)	149	—	11	138
Commodity Derivatives(5)	8	—	8	—
Real Estate and REITS(2)	30	30	—	—

Total	$1,153	$282	$733	$138

(1)
Consists of cash and institutional short-term investment funds.

(2)
Valued using the closing stock price on a national securities exchange.

(3)
Valued by pricing vendors who use proprietary models utilizing observable inputs, such as interest rates, yield curves and credit risk.

(4)
Consists of limited partnerships, private equity and hedge funds. Valued at estimated fair value based on the proportionate share ownership of the investment as determined by the general partner or investment manager.

(5)
Consists of long-dated options on a commodity index, which are valued using observable inputs such as underlying prices of the commodities and volatility.

        The following table presents the changes in the Level 3 fair-value category for the years ended December 31, 2010 and December 31, 2009 (in millions):

Fair Value Measurement Using Level 3 Inputs
Alternative investments

Balance at January 1, 2009	$154
Actual return on plan assets:
Relating to assets still held at December 31, 2009	(20)
Relating to assets sold during 2009	(1)
Purchases, sales and settlements	5

Balance at December 31, 2009	138
Actual return on plan assets:
Relating to assets still held at December 31, 2010	1
Relating to assets sold during 2010	8
Purchases, sales and settlements	35
Transfer in/(out) of level 3	11

Balance at December 31, 2010	$193

        The fair values of Aon's major international pension plan assets at December 31, 2010 and December 31, 2009, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash & cash equivalents	$54	$54	$—	$—
Equity investments:
Pooled Funds:(1)
Global	823	—	661	162
Europe	574	—	574	—
North America	133	—	133	—
Asia Pacific	67	—	67	—
Other Equity Securities — Global(2)	129	121	8	—
Fixed income investments:
Pooled Funds(1)	947	—	907	40
Fixed Income Securities(3)	805	—	805	—
Annuities(4)	380	—	—	380
Derivatives(3)	(28)	—	(28)	—
Other investments:
Pooled Funds:
Commodities(1)	34	—	34	—
Real Estate(5)	135	—	8	127
Alternative Investments(6)	235	—	17	218

Total	$4,288	$175	$3,186	$927

(1)
Valued using the net asset value (NAV) of the fund, which is based on the fair value of the underlying securities.

(2)
Valued using the closing stock price on a national securities exchange.

(3)
Valued by pricing vendors who use proprietary models utilizing observable inputs, such as interest rates, yield curves and credit risk.

(4)
Valued using a discounted cash flow model utilizing assumptions such as discount rate, mortality, and inflation.

(5)
Consists of direct real estate investment and pooled funds. The Level 3 values are based on the proportionate share ownership of the investment as determined by the investment manager.

(6)
Consists of hedge funds, multi-asset strategy, private equity and infrastructure investments which are valued based on proportionate share ownership as determined by the investment manger.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash & cash equivalents	$37	$37	$—	$—
Equity investments:
Pooled Funds:(1)
Global	862	—	717	145
Europe	574	—	574	—
North America	159	—	159	—
Asia Pacific	87	—	87	—
Other Equity Securities—Global(2)	25	25	—	—
Fixed income investments:
Pooled Funds(1)	1,059	—	1,059	—
Fixed Income Securities(3)	375	—	375	—
Annuities(4)	432	—	—	432
Derivatives(3)	(47)	—	(47)	—
Other investments:
Pooled Funds:
Commodities(1)	21	—	21	—
Real Estate(5)	136	—	—	136
Alternative Investments(6)	33	—	—	33

Total	$3,753	$62	$2,945	$746

(1)
Valued using the net asset value (NAV) of the fund, which is based on the fair value of the underlying securities.

(2)
Valued using the closing stock price on a national securities exchange.

(3)
Valued by pricing vendors who use proprietary models utilizing observable inputs, such as interest rates, yield curves and credit risk.

(4)
Valued using a discounted cash flow model utilizing assumptions such as discount rate, mortality and inflation.

(5)
Consists of direct real estate investment and pooled funds. The Level 3 values are based on the proportionate share ownership of the investment as determined by the investment manager.

(6)
Consists of hedge funds, multi-asset strategy, private equity and infrastructure investments which are valued based on proportionate share ownership as determined by the investment manger.

        The following table presents the changes in the Level 3 fair-value category for the years ended December 31, 2010 and December 31, 2009 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Global	Fixed	Annuities	Real Estate	Alternative Investments	Other Equity	Total

Balance at January 1, 2009	$91	$—	$—	$126	$35	$32	$284
Actual return on plan assets:
Relating to assets still held at December 31, 2009	41	—	(83)	(11)	1	—	(52)
Relating to assets sold during 2009	3	—	—	—	1	(5)	(1)
Purchases, sales and settlements	16	—	506	12	(8)	(29)	497
Foreign Exchange	(6)	—	9	9	4	2	18

Balance at December 31, 2009	145	—	432	136	33	—	746
Actual return on plan assets:
Relating to assets still held at December 31, 2010	20	2	(38)	9	7	—	—
Relating to assets sold during 2010	2	—	—	—	2	—	4
Purchases, sales and settlements	10	38	—	(12)	176	—	212
Foreign Exchange	(15)	—	(14)	(6)	—	—	(35)

Balance at December 31, 2010	$162	$40	$380	$127	$218	$—	$927

Investment Policy and Strategy

        The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee ("RPGIC"), seeks reasonable asset growth at prudent risk levels within target allocations, which are 42% equity investments, 37% fixed income investments, and 21% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2010, the weighted average targeted allocation for the international plans was 48% for equity investments and 52% for fixed income investments.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute approximately $121 million and $282 million, respectively, to its U.S. and international pension plans during 2011.

Estimated Future Benefit Payments

        Estimated future benefit payments for plans are as follows at December 31, 2010 (in millions):

	U.S.	International

2011	$124	$154
2012	132	160
2013	141	168
2014	136	175
2015	137	185
2016-2020	729	1,085

U.S. and Canadian Other Post-Retirement Benefits

        The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2010 and 2009 for the Company's material other post-retirement benefit plans located in the U.S. and Canada (in millions):

	2010	2009

Accumulated projected benefit obligation	$119	$89
Fair value of plan assets	22	19

Funded status	(97)	(70)

Unrecognized prior-service credit	(11)	(14)
Unrecognized loss	9	4

Net amount recognized	$(99)	$(80)

        Other information related to the Company's material other post-retirement benefit plans are as follows:

	2010	2009	2008

Net periodic benefit cost recognized (millions)	$4	$4	$3
Weighted-average discount rate used to determine future benefit obligations	4.92 – 6.00%	5.90 – 6.19%	6.22 – 7.50%
Weighted-average discount rate used to determine net periodic benefit costs	5.90 – 6.19%	6.22 – 7.50%	5.50 – 6.29%

        Amounts recognized in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost at December 31, 2010 are $9 million and $11 million of net loss and prior service credit, respectively. The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2011 is $1 million and $3 million of net loss and prior service credit, respectively.

        Based on current assumptions, Aon expects:

  •
  To contribute $8 million to fund material other post-retirement benefit plans during 2011.

  •
  Estimated future benefit payments will be approximately $10 million each year for 2011-2015, and $49 million in aggregate for 2016-2020.

        The accumulated post-retirement benefit obligation is increased by $4 million and decreased by $3 million by a respective 1% increase or decrease to the assumed health care trend rate. There is no material impact on the service cost and interest cost components of net periodic benefit costs for a 1% change in the assumed health care trend rate.

        For most of the participants in the U.S. plan, Aon's liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. During 2007, Aon recognized a plan amendment which phases out post-65 retiree coverage in its U.S. plan over the next three years. The impact of this amendment on net periodic benefit cost is being recognized over the average remaining service life of the employees.

14.  Stock Compensation Plans

        The following table summarizes stock-based compensation expense recognized in continuing operations in the Consolidated Statements of Income in Compensation and benefits (in millions):

Years ended December 31	2010	2009	2008

RSUs	$138	$124	$132
Performance plans	62	60	67
Stock options	17	21	24
Employee stock purchase plans	4	4	3

Total stock-based compensation expense	221	209	226
Tax benefit	75	68	82

Stock-based compensation expense, net of tax	$146	$141	$144

        During 2009, the Company converted its stock administration system to a new service provider. In connection with this conversion, a reconciliation of the methodologies and estimates utilized was performed, which resulted in a $12 million reduction of expense for the year ended December 31, 2009.

Stock Awards

        Stock awards, in the form of RSUs, are granted to certain employees and consist of both performance-based and service-based RSUs. Service-based awards generally vest between three and ten years from the date of grant. The fair value of service-based awards is based upon the market value of the underlying common stock at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all unvested awards. Compensation expense associated with stock awards is recognized over the service period. Dividend equivalents are paid on certain service-based RSUs, based on the initial grant amount.

        Performance-based RSUs have been granted to certain employees. Vesting of these awards is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of performance-based awards is based upon the market price of the underlying common stock at the date of grant. Compensation expense is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares paid out at the end of the programs. The actual payout of shares under these performance-based plans may range from 0-200% of the number of units granted, based on the plan. Dividend equivalents are generally not paid on the performance-based RSUs.

        During 2010, the Company granted approximately 1.6 million shares in connection with the completion of the 2007 Leadership Performance Plan ("LPP") cycle and 84,000 shares related to other performance plans. During 2010, 2009 and 2008, the Company granted approximately 3.5 million,

3.7 million and 4.2 million restricted shares, respectively, in connection with the Company's incentive compensation plans.

        A summary of the status of Aon's non-vested stock awards is as follows (shares in thousands):

	2010		2009		2008
Years ended December 31	Shares	Fair Value(1)	Shares	Fair Value(1)	Shares	Fair Value(1)

Non-vested at beginning of year	12,850	$36	14,060	$35	14,150	$31
Granted	5,477	39	5,741	38	4,159	42
Vested	(6,938)	35	(6,285)	35	(3,753)	28
Forfeited	(715)	35	(666)	37	(496)	(34)

Non-vested at end of year	10,674	38	12,850	36	14,060	35

(1)
Represents per share weighted average fair value of award at date of grant.

        Information regarding Aon's performance-based plans as of December 31, 2010, 2009 and 2008 follows (shares in thousands, dollars in millions):

	2010	2009	2008

Potential RSUs to be issued based on current performance levels	6,095	7,686	6,205
Unamortized expense, based on current performance levels	$69	$154	$82

        The fair value of awards that vested during 2010, 2009 and 2008 was $235 million, $223 million, and $107 million, respectively.

Stock Options

        Options to purchase common stock are granted to certain employees at 100% of market value on the date of grant. Commencing in 2010, the Company stopped granting stock options with the exception of historical contractual commitments. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a 4-year period of continuous employment, although a number of options were granted that require five continuous years of service before all options would vest. Options issued under the LPP program vest ratable over 3 years with a six year term. The maximum contractual term on stock options is generally ten years from the date of grant.

        Aon uses a lattice-binomial option-pricing model to value stock options. Lattice-based option valuation models utilize a range of assumptions over the expected term of the options. Expected volatilities are based on the average of the historical volatility of Aon's stock price and the implied volatility of traded options and Aon's stock. In 2008 and prior years, Aon used historical data to estimate option exercise and employee attrition within the lattice-binomial option-pricing model, stratified between executives and key employees. Beginning in 2009, the valuation model stratifies employees between those receiving LPP options, Special Stock Plan ("SSP") options, and all other option grants. The Company believes that this stratification better represents prospective stock option exercise patterns. The expected dividend yield assumption is based on the Company's historical and expected future dividend rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding and is a derived output of the lattice-binomial model.

        The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

Years ended December 31	2010	2009			2008

	All Other Options	LPP Options	SSP Options	All Other Options	Executives	Key Employees

Weighted average volatility	28.5%	35.5%	34.1%	32.0%	29.4%	29.9%
Expected dividend yield	1.6%	1.3%	1.5%	1.5%	1.3%	1.4%
Risk-free rate	3.0%	1.5%	2.0%	2.6%	3.2%	3.0%

Weighted average expected life, in years	6.1	4.4	5.6	6.5	5.1	5.7
Weighted average estimated fair value per share	$10.37	$12.19	$11.82	$12.34	$11.92	$12.87

        In connection with the LPP Plan, the Company granted the following number of stock options at the noted exercise price: 2010 — none, 2009 — 1 million shares at $39 per share, and 2008 — 820,000 shares at $41 per share. In connection with its incentive compensation plans, the Company granted the following number of stock options at the noted exercise price: 2010 — 143,000 shares at $38 per share, 2009 — 550,000 shares at $37 per share, and 2008 — 710,000 shares at $46 per share. In 2010, the Company acquired Hewitt Associates and immediately vested all outstanding options issued under Hewitt's Global Stock and Incentive Compensation Plan.

        Each outstanding vested Hewitt stock option was converted into a fully vested and exercisable option to purchase Aon Common Stock with the same terms and conditions as the Hewitt stock option. On the acquisition date, 4.5 million options to purchase Aon Common Stock were issued to former holders of Hewitt stock options and 2.3 million of these options remain outstanding and exercisable at December 31, 2010 .

        A summary of the status of Aon's stock options and related information is as follows (shares in thousands):

Years ended December 31	2010		2009		2008

	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share

Beginning outstanding	15,937	$33	19,666	$31	26,479	$31
Options issued in connection with the Hewitt acquisition	4,545	22	—	—	—	—
Granted	143	38	1,551	38	1,539	44
Exercised	(6,197)	27	(4,475)	27	(6,779)	30
Forfeited and expired	(509)	35	(805)	38	(1,573)	41

Outstanding at end of year	13,919	32	15,937	33	19,666	31

Exercisable at end of year	11,293	30	9,884	31	10,357	30

Shares available for grant	22,777		8,257		8,140

        A summary of options outstanding and exercisable as of December 31, 2010 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share

$14.71 – $22.86	3,516	4.29	$20.63	3,516	4.29	$20.63
22.87 – 25.51	1,110	4.12	25.28	1,110	4.12	25.28
25.52 – 32.53	2,130	3.59	28.88	2,130	3.59	28.88
32.54 – 36.88	2,323	3.03	36.00	1,709	2.24	35.95
36.89 – 43.44	3,658	3.26	39.84	2,471	2.26	39.99
43.45 – 47.63	1,182	5.00	45.56	357	4.67	44.89

	13,919			11,293

        The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $46.01 as of December 31, 2010, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2010, the aggregate intrinsic value of options outstanding was $196 million, of which $181 million was exercisable.

        Other information related to the Company's stock options is as follows (in millions):

	2010	2009	2008

Aggregate intrinsic value of stock options exercised	$87	$62	$102
Cash received from the exercise of stock options	162	121	190
Tax benefit realized from the exercise of stock options	4	15	25

        Unamortized deferred compensation expense, which includes both options and awards, amounted to $254 million as of December 31, 2010, with a remaining weighted-average amortization period of approximately 2.0 years.

Employee Stock Purchase Plan

United States

        Aon has an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Under the plan, shares of Aon's common stock were purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. In 2010, 2009, and 2008, 357,000 shares, 323,000 shares and 320,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was $3 million each in 2010, 2009 and 2008.

United Kingdom

        Aon also has an employee stock purchase plan for eligible U.K. employees that provides for the purchase of shares after a 3-year period and which is similar to the U.S. plan described above. Three-year periods began in 2008 and 2006, allowing for the purchase of a maximum of 200,000 and 525,000 shares, respectively. In 2010, 2009 and 2008, 5,000 shares, 201,000 shares and 6,000 shares, respectively, were issued under the plan. In 2010, 2009 and 2008, $1 million, $1 million, and less than $1 million, respectively, of compensation expense was recognized.

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

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by using International Swaps and Derivatives Association ("ISDA") master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments. Aon monitors the credit-worthiness of, and exposure to, its counterparties. As of December 31, 2010, all net derivative positions were free of credit risk contingent features. In addition, Aon has received collateral of $7 million from counterparties and did not pledge collateral to counterparties for derivatives subject to collateral support arrangements as of December 31, 2010.

Foreign Exchange Risk Management

        Aon and its subsidiaries are exposed to foreign exchange risk when they receive revenues, pay expenses, or enter into intercompany loans denominated in a currency that differs from their functional currency. Aon uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. Aon has hedged these exposures up to five years in the future. Aon has designated foreign exchange derivatives with a notional amount of $1.2 billion at December 31, 2010 as cash flow hedges of these exposures. As of December 31, 2010, $25 million of pretax losses have been deferred in OCI related to these hedges, of which a $24 million loss is expected to be reclassified to earnings in 2011. These hedges had no material ineffectiveness in 2010, 2009, or 2008. In addition, as of December 31, 2010, Aon has $176 million notional amount of foreign exchange derivatives not designated or qualifying as cash flow hedges offsetting these exposures.

        Aon also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to three years in the future. As of December 31, 2010, the notional amount outstanding was $322 million and $111 million of gains have been deferred in OCI related to this hedge. This hedge had no ineffectiveness in 2010, 2009, or 2008.

        Aon also uses foreign exchange derivatives, typically forward contracts and options, with a notional amount of $62 million at December 31, 2010, to reduce the impact of foreign currency fluctuations on the translation of the financial statements of Aon's foreign operations and to manage the currency exposure of Aon's global liquidity profile for one year in the future. These derivatives are not eligible for hedge accounting treatment.

Interest Rate Risk Management

        Aon holds variable-rate short-term brokerage and other operating deposits. Aon uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to three years in the future. Aon has designated interest rate derivatives with a notional amount of $498 million at December 31, 2010 as cash flow hedges of this exposure. As of December 31, 2010, $1 million of pretax gains have been deferred in

OCI related to this hedge, all of which is expected to be reclassified to earnings in 2011. This hedge had no material ineffectiveness in 2010, 2009, or 2008.

        In August 2010, Aon entered into forward starting swaps with a total notional of $500 million to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest expense cash flows related to the anticipated issuance of fixed rate debt in September 2010. Aon designated the forward starting swaps as a cash flow hedge of this exposure and terminated the positions when the debt was issued. As of December 31, 2010, $13 million of pretax losses have been deferred in OCI related to these hedges, of which $1 million is expected to be reclassified to earnings during the next twelve months. These hedges had no material ineffectiveness.

        In 2009, a subsidiary of Aon issued €500 million ($656 million at December 31, 2010 exchange rates) of fixed rate debt due on July 1, 2014. Aon is exposed to changes in the fair value of the debt due to interest rate fluctuations. Aon uses receive-fixed-pay-floating interest rate swaps to reduce its exposure to the effects of interest rate fluctuations on the fair value of the debt. Aon has designated interest rate swaps with a notional amount of €250 million ($328 million at December 31, 2010 exchange rates) at December 31, 2010 as a fair value hedge of this exposure. This hedge did not have any ineffectiveness in 2010 or 2009.

        As of December 31, 2010, the fair values of derivative instruments are as follows:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives accounted for as hedges:
Interest rate contracts	Other assets	$15	Other liabilities	$—
Foreign exchange contracts	Other assets	157	Other liabilities	157

Total		172		157

Derivatives not accounted for as hedges:
Foreign exchange contracts	Other assets	2	Other liabilities	1

Total		$174		$158

        As of December 31, 2009, the fair values of derivative instruments are as follows:

	Derivative Assets		Derivative Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives accounted for as hedges:
Interest rate contracts	Other assets	$23	Other liabilities	$—
Foreign exchange contracts	Other assets	251	Other liabilities	208

Total		274		208

Derivatives not accounted for as hedges:
Foreign exchange contracts	Other assets	4	Other liabilities	3

Total		$278		$211

        The amounts of derivative gains (losses) recognized in the consolidated financial statements for the year ended December 31, 2010, are as follows (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from OCI into Income (Effective Portion)

Cash flow hedges:
Interest rate contracts	$(10)	Investment income	$16
Foreign exchange contracts	(145)	Other general expenses and interest expense	(134)

Total	$(155)		$(118)

Foreign net investment hedges:
Foreign exchange contracts	$111	N/A	$—

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Fair value hedges:
Foreign exchange contracts	Interest expense	$6

	Location of Gain (Loss) Recognized in Income on Related Hedged Item	Amount of Gain (Loss) Recognized in Income on Related Hedged Item

Hedged items in fair value hedge relationships:
Fixed rate debt	Interest expense	$(6)

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

        The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2010, 2009 and 2008 was negligible.

        Aon recorded a gain of $10 million and a loss of $11 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges for 2010 and 2009, respectively.

16.  Variable Interest Entities

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

        In accordance with the recently issued VIE guidance, former QSPEs must now be assessed to determine if they are VIEs. Aon concluded that PEPS I is a VIE and that it holds a variable interest in PEPS I. Aon also concluded that it is the primary beneficiary of PEPS I, as it has the power to direct the activities that most significantly impact economic performance and it has the obligation or right to absorb losses or receive benefits that could potentially be significant to PEPS I. As a result of adopting this new guidance, Aon consolidated PEPS I effective January 1, 2010. The financial statement impact of consolidating PEPS I resulted in:

  •
  the removal of the $87 million PEPS I preferred stock, previously reported in investments, and

  •
  the addition of $77 million of equity method investments in LP's; cash of $57 million, of which $52 million was restricted; long-term debt of $47 million; a decrease in accumulated other comprehensive income net of tax of $44 million; and an increase in retained earnings of $44 million.

        In December 2010, a majority of the PEPS I restricted cash was used to repurchase $47 million of PEPS I long-term debt, which also resulted in the restrictions on the use of the remaining cash balances being removed.

        As part of the original transaction, Aon was required to purchase from PEPS I additional below investment grade securities equal to the unfunded limited partnership commitments as they were requested. As of December 31, 2010, Aon is no longer required to purchase additional securities as a result of the repayment of the $47 million in long-term debt. However, Aon will continue to fund any unfunded equity commitments with specific expiration dates. Also, the general partners may decide not to draw on these commitments. Aon funded $1 million of commitments in 2010, did not fund any commitments in 2009, and funded $2 million of commitments in 2008. As of December 31, 2010, the unfunded commitments decreased to $13 million due to the expiration of some of the commitment periods.

        Prior to 2007, income distributions received from PEPS I were limited to interest payments on PEPS I debt instruments. Beginning in 2007, PEPS I had redeemed or collateralized all of its debt, and began to pay preferred income distributions to Aon. Whether Aon receives additional preferred returns will depend on the performance of the underlying limited partnership interests, which is expected to vary from period to period. Aon does not control the timing of the distributions from the underlying limited partnerships. Prior to consolidating PEPS I beginning on January 1, 2010, Aon included income distributions from PEPS I in Other income, which were $6 million and $32 million in 2009 and 2008, respectively.

Unconsolidated Variable Interest Entities

        At December 31, 2008 and continuing through December 18, 2009, Aon consolidated Juniperus, which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks, and Juniperus Capital Holdings Limited ("JCHL"), which provides investment management and related services to Juniperus.

        Prior to December 18, 2009, based on the Company's percentage equity interest in the Juniperus Class A shares, Aon bore a majority of the expected residual return and losses. Similarly, the Company's voting and economic interest percentage in JCHL required Aon to absorb a majority of JCHL's expected residual returns and losses. Aon was considered the primary beneficiary of both companies, and as such, these entities were consolidated. As of December 18, 2009, the Company's equity interest in Juniperus declined to 38%, and it held a 39% voting and economic interest in JCHL. Based on the Company's holdings, it no longer was considered the primary beneficiary of either entity and has therefore deconsolidated both entities.

        At December 31, 2010, Aon held a 36% interest in Juniperus which is accounted for using the equity method of accounting. The Company's potential loss at December 31, 2010 is limited to its investment in Juniperus of $73 million, which is recorded in Investments in the Consolidated Statements of Financial Position. Aon has not provided any financing to Juniperus other than previously contractually required amounts.

        For the year ended December 31, 2009, Aon recognized $36 million of pretax income from Juniperus and JCHL and $16 million of after-tax income, taking into account the share of net income attributable to the non-controlling interests.

        Aon previously owned an 85% economic equity interest in Globe Re Limited ("Globe Re"), a VIE which provided reinsurance coverage for a defined portfolio of property catastrophe reinsurance contracts underwritten by a third party for a limited period which ended June 1, 2009. Aon consolidated Globe Re as it was deemed to be the primary beneficiary. In connection with the winding up of its operations, during 2009 Globe Re repaid its $100 million of short-term debt from available cash. Also in 2009, Aon's equity investment in Globe Re was repaid. Aon recognized $2 million of after-tax income from Globe Re in 2009, taking into account the share of net income attributable to non-controlling interests. Globe Re was fully liquidated in 2009.

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

        Equity security investments are carried at fair value. Prior to 2010, this consisted of the Company's investment in PEPS I. Fair value was based on valuations received from the general partners of the limited partnership interests held by PEPS I (See Note 16 "Variable Interest Entities").

        Fixed maturity investments are carried at fair value, which is based on quoted market prices or on estimated values if they are not actively traded. In some cases where a market price is not available, the Company will make use of acceptable expedients (such as matrix pricing) to estimate fair value.

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

        Debt is carried at outstanding principal balance, less any unamortized discount or premium. Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

        The following table presents the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds and highly liquid debt securities (1)	$2,618	$2,591	$27	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	15	—	15	—
Foreign exchange contracts	159	—	159	—
Liabilities:
Derivatives
Foreign exchange contracts	158	—	158	—

(1)
Includes $2,591 million of money market funds and $27 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 8 "Investments" for additional information regarding the Company's investments.

		Fair Value Measurements Using
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds and highly liquid debt securities (1)	$2,086	$2,058	$28	$—
Other investments
Fixed maturity securities
Corporate bonds	13	—	—	13
Government bonds	3	—	3	—
Equity securities — PEPS I	87	—	—	87
Derivatives
Interest rate contracts	23	—	23	—
Foreign exchange contracts	255	—	255	—
Liabilities:
Derivatives
Foreign exchange contracts	211	—	211	—
Guarantees	4	—	—	4

(1)
Includes $2,058 million of money market funds and $28 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 8 "Investments" for additional information regarding the Company's investments.

        The following table presents the changes in the Level 3 fair-value category in 2010 and 2009 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other Investments	Derivatives	Retained Interests	Guarantees

Balance at January 1, 2009	$113	$1	$99	$(9)
Total gains (losses):
Included in earnings	—	(1)	14	(4)
Included in other comprehensive income	(13)	—	3	—
Purchases and sales	—	—	(116)	9

Balance at December 31, 2009	100	—	—	(4)
Total gains (losses):
Included in earnings	—	—	—	4
Included in other comprehensive income	—	—	—	—
Purchases and sales	(1)	—	—	—
Transfers(1)	(87)	—	—	—

Balance at December 31, 2010	$12	$—	$—	$—

(1)    Transfers represent the removal of the investment in PEPS I preferred stock as a result of consolidating PEPS I on January 1, 2010. See Note 16 "Variable Interest Entities" for further information.

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets or liabilities held at:
December 31, 2009	$—	$(6)	$—	$—
December 31, 2010	—	—	—	—

        Gains (losses), both realized and unrealized, included in income in 2010 and 2009 are as follows (in millions):

	Commissions, fees and other	Other general expenses

Total gains (losses) included in income:
Year ended December 31, 2009	$14	$(5)
Year ended December 31, 2010	—	4
Change in unrealized losses relating to assets or liabilities held at:
December 31, 2009	$—	$(6)
December 31, 2010	—	—

        The majority of the Company's financial instruments is either carried at fair value or has a carrying amount that approximates fair value.

        The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

As of December 31	2010		2009

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,014	$4,172	$1,998	$2,086

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

        Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). In January 2009, Aon Limited, Aon's principal U.K. brokerage subsidiary, entered into a settlement agreement with the Financial Services Authority ("FSA") to pay a £5.25 million fine arising from its failure to exercise reasonable care to establish and maintain effective systems and controls to counter the risks of bribery arising from the use of overseas firms and individuals who helped it win business. The U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") continue to investigate these matters. Aon is fully cooperating with these investigations and has agreed with the U.S. agencies to toll any applicable statute of limitations pending completion of the investigations. Based on current information, the Company is unable to predict at this time when the SEC and DOJ matters will be concluded, or what regulatory or other outcomes may result.

        A putative class action, Buckner v Resource Life, was filed in state court in Columbus, Georgia, against a former subsidiary of Aon, Resource Life Insurance Company. The complaint alleged that Resource Life, which wrote policies insuring repayment of auto loans, was obligated to identify and return unearned premiums to policyholders whose loans terminated before the end of their scheduled terms. In connection with the sale of Resource Life in 2006, Aon agreed to indemnify Resource Life's buyer in certain respects relating to this action. In October 2009, the court certified a nationwide class of policyholders whose loans terminated before the end of their scheduled terms and who Resource Life cannot prove received a refund of unearned premium. Resource Life took an appeal from that decision. Also in October 2009, Aon filed a lawsuit in Illinois state court seeking a declaratory judgment with respect to the rights and obligations of Aon and Resource Life under the indemnity agreement. In July 2010, Aon entered into settlements of both cases, subject to providing notice to the Buckner class and obtaining court approval of the Buckner settlement. Aon agreed to pay $48 million on Resource Life's behalf in complete settlement with the plaintiff class in Buckner, of which a pretax expense of $38 million was reflected in Income (loss) from discontinued operations before income taxes in the 2010 Consolidated Statements of Income. A portion of this payment may be returned to Aon if checks are undeliverable or some class members do not cash their settlement payments. Subject to certain limitations, the return payment, if any, would be divided 50% to Aon and 50% to a fund to be used for charitable purposes. Additionally, the settlement agreement with Resource Life provides potential future benefits from Resource Life. At this time, the amount of future payments, if any, cannot be determined and Aon will record any such amounts when they are determinable. The Georgia court has granted final approval of the settlement, and no appeals were taken from that order.

        A retail insurance brokerage subsidiary of Aon provides insurance brokerage services to Northrop Grumman Corporation ("Northrop"). This Aon subsidiary placed Northrop's excess property insurance program for the period covering 2005. Northrop suffered a substantial loss in August 2005 when Hurricane Katrina damaged Northrop's facilities in the Gulf states. Northrop's excess insurance carrier, Factory Mutual Insurance Company ("Factory Mutual"), denied coverage for the claim pursuant to a flood exclusion. Northrop sued Factory Mutual in the United States District Court for the Central District of California and later sought to add this Aon subsidiary as a defendant, asserting that if Northrop's policy with Factory Mutual does not cover the losses suffered by Northrop stemming from Hurricane Katrina, then this Aon subsidiary will be responsible for Northrop's losses. On August 26, 2010, the court granted in large part Factory Mutual's motion for partial summary judgment regarding the applicability of the flood exclusion and denied Northrop's motion to add this Aon subsidiary as a defendant in the federal lawsuit. On January 27, 2011, Northrop filed suit against this Aon subsidiary in state court in Los Angeles, California, pleading claims for negligence, breach of contract and negligent misrepresentation. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be predicted at this time.

        Another retail insurance brokerage subsidiary of Aon has been sued in Tennessee state court by a client, Opry Mills Mall Limited Partnership ("Opry Mills"), that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client's property insurance coverage. The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of the lawsuit, and any losses or other payments that may occur as a result, cannot be predicted at this time.

        From time to time, Aon's clients may bring claims and take legal action pertaining to the performance of fiduciary responsibilities. Whether client claims and legal action related to the Company's performance of fiduciary responsibilities are founded or unfounded, if such claims and legal actions are resolved in a manner unfavorable to the Company, they may adversely affect Aon's financial results and materially impair the market perception of the Company and that of its products and services.

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

        Aon has total letters of credit ("LOCs") outstanding for approximately $71 million at December 31, 2010. A LOC for approximately CAD 39 million ($39 million at December 31, 2010 exchange rates) was put in place to cover the beneficiaries related to Aon's Canadian pension plan scheme. A LOC for $12 million secures deductible retentions on Aon's own workers compensation program. A LOC for $10 million secures an Aon Hewitt sublease agreement for office space. An $8 million letter of credit secures one of the U.S. pension plans. In addition, Aon has issued a contingent LOC for up to $85 million in support of a potential acquisition, which is expected to close in 2011. Aon also has issued letters of credit to cover contingent payments of approximately $2 million for taxes and other business obligations to third parties. Aon has also issued various other guarantees for miscellaneous purposes at its international subsidiaries for $2 million. Amounts are accrued in the Consolidated Financial Statements to the extent the guarantees are probable and estimable.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon's allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $7 million at December 31, 2010.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

19.  Segment Information

        Aon classifies its businesses into two operating segments: Risk Solutions (formerly Risk and Insurance Brokerage Services) and HR Solutions (formerly Consulting). Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Consolidated Financial Statements.

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

        Risk Solutions acts as an advisor and insurance and reinsurance broker, helping clients manage their risks, via consultation, as well as negotiation and placement of insurance risk with insurance carriers through Aon's global distribution network.

        HR Solutions partners with organizations to solve their most complex benefits, talent and related financial challenges, and improve business performance by designing, implementing, communicating and administering a wide range of human capital, retirement, investment management, health care, compensation and talent management strategies.

        Aon's total revenue is as follows (in millions):

Years ended December 31	2010	2009	2008

Risk Solutions	$6,423	$6,305	$6,197
HR Solutions	2,111	1,267	1,356
Intersegment elimination	(22)	(26)	(25)

Total operating segments	8,512	7,546	7,528
Unallocated	—	49	—

Total revenue	$8,512	$7,595	$7,528

        Commissions, fees and other revenues by product are as follows (in millions):

Years ended December 31	2010	2009	2008

Retail brokerage	$4,925	$4,747	$5,028
Reinsurance brokerage	1,444	1,485	1,001

Total Risk Solutions Segment	6,369	6,232	6,029
Consulting services	1,387	1,075	1,139
Outsourcing	731	191	214
Intrasegment	(8)	—	—

Total HR Solutions Segment	2,110	1,266	1,353
Intersegment	(22)	(26)	(25)
Unallocated	—	49	—

Total commissions, fees and other revenue	$8,457	$7,521	$7,357

        Fiduciary investment income by segment is as follows (in millions):

Years ended December 31	2010	2009	2008

Risk Solutions	$54	$73	$168
HR Solutions	1	1	3

Total fiduciary investment income	$55	$74	$171

        A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

Years ended December 31	2010	2009	2008

Risk Solutions	$1,194	$900	$846
HR Solutions	234	203	208
Unallocated revenue	—	49	—
Unallocated expenses	(202)	(131)	(114)

Operating income from continuing operations before income taxes	1,226	1,021	940
Interest income	15	16	64
Interest expense	(182)	(122)	(126)
Other income	—	34	1

Income from continuing operations before income taxes	$1,059	$949	$879

        Unallocated revenue consists of revenue from the Company's equity ownership in investments.

        Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs and the costs associated with corporate investments. Interest income represents income earned primarily on operating cash balances and miscellaneous income producing securities. Interest expense represents the cost of worldwide debt obligations.

        Other income primarily consists of equity earnings and realized gains (losses) on the sale of investments, disposal of businesses and extinguishment of debt. It also includes hedging losses related to the Benfield acquisition in 2008.

        Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in computing consolidated revenues and operating expenses.

        Consolidated revenue by geographic area is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

2010	$8,512	$3,400	$978	$1,322	$2,035	$777
2009	7,595	2,789	905	1,289	1,965	647
2008	7,528	2,656	850	1,281	2,093	648

        Consolidated long-lived assets by geographic area are as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

2010	$14,158	$9,135	$503	$1,532	$2,426	$562
2009	8,088	3,810	400	1,157	2,298	423

        A reconciliation of segment assets to Aon's total assets is as follows (in millions):

Years ended December 31	2010	2009

Risk Solutions	$13,475	$14,570
HR Solutions	1,532	368
Unallocated	13,975	8,020

Total assets	$28,982	$22,958

20.  Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2010 and 2009 are as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2010

INCOME STATEMENT DATA
Commissions, fees and other revenue	$1,891	$1,883	$1,786	$2,897	$8,457
Fiduciary investment income	13	15	15	12	55

Total revenue	$1,904	$1,898	$1,801	$2,909	$8,512

Operating income	$273	$268	$263	$422	$1,226

Income from continuing operations	$186	$184	$147	$242	$759
Loss from discontinued operations	—	(26)	—	(1)	(27)

Net income	186	158	147	241	732
Less: Net income attributable to noncontrolling interests	8	5	3	10	26

Net income attributable to Aon stockholders	$178	$153	$144	$231	$706

PER SHARE DATA
Basic:
Income from continuing operations	$0.65	$0.64	$0.52	$0.68	$2.50
Loss from discontinued operations	—	(0.09)	—	—	(0.09)

Net income	$0.65	$0.55	$0.52	$0.68	$2.41

Diluted:
Income from continuing operations	$0.63	$0.63	$0.51	$0.67	$2.46
Loss from discontinued operations	—	(0.09)	—	—	(0.09)

Net income	$0.63	$0.54	$0.51	$0.67	$2.37

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Price range:
High	$43.16	$44.34	$40.08	$46.24	$46.24
Low	$37.33	$37.06	$35.10	$38.72	$35.10
Shares outstanding	269.4	269.7	270.9	332.3	332.3
Average monthly trading volume	37.2	38.7	80.3	54.4	52.7

	1Q	2Q	3Q	4Q	2009

INCOME STATEMENT DATA
Commissions, fees and other revenue	$1,821	$1,863	$1,778	$2,059	$7,521
Fiduciary investment income	25	19	16	14	74

Total revenue	$1,846	$1,882	$1,794	$2,073	$7,595

Operating income	$366	$220	$194	$241	$1,021

Income from continuing operations	$235	$153	$131	$162	$681
Income from discontinued operations	50	2	3	56	111

Net income	285	155	134	218	792
Less: Net income attributable to noncontrolling interests	5	6	14	20	45

Net income attributable to Aon stockholders	$280	$149	$120	$198	$747

PER SHARE DATA
Basic:
Income from continuing operations	$0.81	$0.52	$0.41	$0.51	$2.25
Income from discontinued operations	0.18	—	0.01	0.20	0.39

Net income	$0.99	$0.52	$0.42	$0.71	$2.64

Diluted:
Income from continuing operations	$0.79	$0.50	$0.40	$0.49	$2.19
Income from discontinued operations	0.17	0.01	0.01	0.20	0.38

Net income	$0.96	$0.51	$0.41	$0.69	$2.57

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Price range:
High	$46.19	$42.50	$42.92	$42.32	$46.19
Low	$35.78	$34.81	$36.36	$36.81	$34.81
Shares outstanding	276.8	274.5	273.9	266.2	266.2
Average monthly trading volume	83.6	85.7	52.8	47.8	67.5

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm, as stated in their report titled "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        During the first quarter 2010, the Company commenced a review and subsequent project to replace and upgrade certain core financial systems. These financial system enhancements and related processes are expected to result in modifications to the Company's internal controls principally in Europe, Middle East and Africa and Latin America, supporting financial transaction processing and reporting. The implementation of these changes to software and systems was executed in phases throughout 2010 and will continue throughout 2011. Other than this change, no changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during 2010 that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Aon Corporation

        We have audited Aon Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Aon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion thereon.

Chicago, Illinois
February 25, 2011

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Election of Directors" in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 20, 2011 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth in Part I of this Form 10-K and is incorporated by reference. Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement.

Item 11.    Executive Compensation.

        Information relating to director and executive officer compensation is set forth under the headings "Compensation Committee Report," and "Executive Compensation" in the Proxy Statement, and all such information is incorporated herein by reference.

        The material incorporated herein by reference to the information set forth under the heading "Compensation Committee Report" in the Proxy Statement shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act as a result of this furnishing, except to the extent that it is specifically incorporated by reference by Aon.

        Information relating to compensation committee interlocks and insider participation is incorporated by reference to the information under the heading "Board of Directors and Committees" in the Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information relating to equity compensation plans and the security ownership of certain beneficial owners and management of Aon's common stock is set forth under the headings "Equity Compensation Plan Information", "Principal Holders of Voting Securities" and "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and all such information is incorporated herein by reference.

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

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position — As of December 31, 2010 and 2009
  Consolidated Statements of Income — Years Ended December 31, 2010, 2009 and 2008
  Consolidated Statements of Stockholders' Equity — Years Ended December 31, 2010, 2009 and 2008
  Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009 and 2008
  Notes to Consolidated Financial Statements

        The following document has been included in Part II, Item 9.

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

2.8.*	Agreement and Plan of Merger dated as of July 11, 2010 among Aon Corporation, Alps Merger Corp., Alps Merger LLC and Hewitt Associates, Inc. — incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed on July 12, 2010.
Articles of Incorporation and By-Laws.
3.1.*	Second Restated Certificate of Incorporation of Aon Corporation — incorporated by reference to Exhibit 3(a) to Aon's Annual Report on Form 10-K for the year ended December 31, 1991.
3.2.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
3.3.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Current Report on Form 8-K filed on May 9, 2000.
3.4.*	Amended and Restated Bylaws of Aon Corporation — incorporated by reference to Exhibit 3.4 to Aon's Annual Report on Form 10K for the year ended December 31, 2008.
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
4.13.*
Trust Deed, dated July 1, 2009, between Aon Financial Services Luxembourg S.A., Aon Corporation and BNY Corporate Trustee Services Limited — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on July 1, 2009.
4.14.*
Indenture, dated as of September 10, 2010, between the Company and The Bank of New York Mellon Trust Company, National Association, as trustee — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on September 10, 2010.
4.15.*	Form of 3.50% Senior Note due 2015 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on September 10, 2010.
4.16.*	Form of 5.00% Senior Note due 2020 — incorporated by reference to Exhibit 4.3 to Aon's Current Report on Form 8-K filed on September 10, 2010.
4.17.*	Form of 6.25% Senior Note due 2040 — incorporated by reference to Exhibit 4.4 to Aon's Current Report on Form 8-K filed on September 10, 2010.
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
10.3.*
Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed March 7, 2005. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.4.*
Amendment No. 1 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.5.*
Amendment No. 2 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.6.*
Amendment No. 3 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)

10.7.*	Amendment No. 4 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.8.*
Amendment No. 5 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.9.*
Amendment No. 6 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on June 6, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.10.*
Amended and Restated Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Illinois Department of Insurance, and Aon Corporation and its subsidiaries and affiliates effective as of February 11, 2010 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 16, 2010. (Supersedes and replaces each of the agreements listed as Exhibits 10.3 through 10.9 above.).
10.11.*
Debt Commitment Letter, dated as of July 11, 2010, among Aon Corporation, Credit Suisse Securities (USA) LLC, Credit Suisse AG, Cayman Islands Branch and Morgan Stanley Senior Funding, Inc. — incorporated by reference to Exhibit 2.1 to Aon's Current Report on Form 8-K filed on July 12, 2010.
10.12.*
Three-Year Term Credit Agreement, dated as of August 13, 2010, among Aon Corporation, Credit Suisse AG, as administrative agent, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc., as co-documentation agents, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc. as co-arrangers — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 16, 2010.

10.13.*	Senior Bridge Term Loan Credit Agreement, dated as of August 13, 2010, among Aon Corporation, Credit Suisse AG, as administrative agent, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc., as co-documentation agents, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc. as co-arrangers — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 16, 2010.
10.14.*
$400,000,000 Three-Year Credit Agreement dated as of December 4, 2009 among Aon Corporation, Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 19, 2009.
10.15.*
Amendment No. 1 to the Credit Agreement, dated as of December 4, 2009, among Aon, Citibank, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, and the lenders party thereto, among Aon Corporation, Citibank, N.A., as administrative agent, and the lenders party thereto, dated as of August 13, 2010 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 16, 2010.
10.16.*
Facility Agreement — Amendment Request Letter dated as of August 26, 2010, to €650 million Facility Agreement dated February 7, 2005 among Aon Corporation, Citibank International plc, as Agent, and the lenders and other parties listed therein, as agent — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 27, 2010. (The €650 million Facility Agreement dated February 7, 2005 among Aon, Citibank International plc, as Agent, and the lenders and other parties listed therein, as agent has since terminated and been replaced by Exhibit 10.17 below.)
10.17.*
€650,000,000 Facility Agreement dated October 15, 2010 between Aon Corporation, certain subsidiaries of Aon Corporation as original borrowers, Citigroup Global Markets Limited, ING Bank N.V. and Barclays Capital, collectively serving as Arranger, the financial institutions from time to time parties thereto as lenders, and Citibank International plc as Agent — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on October 18, 2010.
10.18.*#
Aon Corporation Outside Director Deferred Compensation Agreement by and among Aon and Registrant's directors who are not salaried employees of Aon or Registrant's affiliates — incorporated by reference to Exhibit 10(d) to Aon's Annual Report on Form 10-K for the year ended December 31, 1999.
10.19.*#	Aon Corporation Outside Director Deferred Compensation Plan — incorporated by reference to Exhibit 10.9 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.20.*#
Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.21.*#	Aon Corporation Non-Employee Directors' Deferred Stock Unit Plan — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

10.22.*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan — incorporated by reference to Exhibit 10(b) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.23.*#
Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) and First Amendment to Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) — incorporated by reference to Exhibit 10.12 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.24.*#
Second Amendment to the Aon Corporation Outside Directors Stock Award and Retirement Plan — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.25.*#	Senior Officer Incentive Compensation Plan, as amended and restated — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2006.
10.26.*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.
10.27.*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.28.*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.29.*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.30.*#
First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.31.*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.20 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.32.*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.33.*#
First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.34.*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 99.D(3) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.35.*#
Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.

10.36.*#	Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 4.6 on Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on June 27, 2003.
10.37.*#
First Amendment to Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.26 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.38.*#
Seventh Amendment to the Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.27 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.39.*#	Form of Severance Agreement, as amended on September 19, 2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.40.*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.41.*#	Aon Corporation Executive Special Severance Plan — incorporated by reference to Exhibit 10(aa) to Aon's Annual Report on Form 10-K for the year ended December 31, 2004.
10.42.*#
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
10.43.*#	First Amendment to the Amended and Restated Aon Corporation Excess Benefit Plan — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.44.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2000 Award) — incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 15, 2007.
10.45.*#
Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2002 Award) — incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on August 15, 2007.
10.46.*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.47.*#
Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 17, 2009.
10.48.*#
Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.49.*#	Transition Agreement effective as of November 5, 2010, between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 9, 2010.
10.50.*#	Letter Agreement dated as of December 9, 2005 between Aon Corporation and Patrick G. Ryan — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed December 9, 2005.
10.51.*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.
10.52.*#	Transition Agreement dated as of November 18, 2009 between Aon Corporation and Ted T. Devine — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2009.
10.53.*#	Pledge Agreement dated November 23, 2009 between Aon Corporation and Ted T. Devine — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 24, 2009.
10.54.*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.
10.55.*#
Change in Control Agreement dated December 7, 2010 between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.
10.56.*#
Employment Agreement dated as of January 22, 2010 between Aon Corporation and Baljit Dail — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.57.*#	Aon Corporation Leadership Performance Program for 2006-2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.58.*#	Aon Corporation Leadership Performance Program for 2007-2009 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.59.*#	Aon Corporation Leadership Performance Program for 2008-2010 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.60.*#	Aon Corporation Leadership Performance Program for 2010-2012 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.61.*#
Aon Corporation 2008 Executive Committee Incentive Plan (Amended and Restated Effective January 1, 2010) — incorporated by reference to Exhibit 10.6 4 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

10.62.*#	2002 Restatement of Aon Pension Plan and the following amendments to the 2002 Restatement of Aon Pension Plan: First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment, Eighth Amendment, Ninth Amendment (amending Section 9.02), Ninth Amendment (amending multiple Sections), and the Tenth Amendment — incorporated by reference to Exhibit 10.31 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.63.*#	Eleventh Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.63 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.64.*#	Twelfth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.65.*#	Thirteenth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.65 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.66.*#	Fourteenth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.66 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.67.*#	Aon Corporation Leadership Performance Program for 2009-2011 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.68.*#	Aon Benfield Performance Plan — incorporated by reference to Exhibit 10.7 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.69.*#
Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc. — incorporated by reference to Exhibit 10.5 to Hewitt's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 001-31351).
Statement re: Computation of Ratios.
12.1.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
Subsidiaries of the Registrant.
21.	List of Subsidiaries of Aon.
Consents of Experts and Counsel.
23.	Consent of Ernst & Young LLP.
Rule 13a-14(a)/15d-14(a) Certifications.
31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
Section 1350 Certifications.
32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
XBRL Exhibits.
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:
101.INS	XBRL Report Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Calculation Linkbase Document.

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
Date: February 25, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE Gregory C. Case	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011
/s/ LESTER B. KNIGHT Lester B. Knight	Non-Executive Chairman and Director	February 25, 2011
/s/ FULVIO CONTI Fulvio Conti	Director	February 25, 2011
/s/ CHERYL A. FRANCIS Cheryl A. Francis	Director	February 25, 2011
/s/ JUDSON C. GREEN Judson C. Green	Director	February 25, 2011
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	February 25, 2011
/s/ JAN KALFF Jan Kalff	Director	February 25, 2011

Signature	Title	Date

/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 25, 2011
/s/ R. EDEN MARTIN R. Eden Martin	Director	February 25, 2011
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	February 25, 2011
/s/ ROBERT S. MORRISON Robert S. Morrison	Director	February 25, 2011
/s/ RICHARD B. MYERS Richard B. Myers	Director	February 25, 2011
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	February 25, 2011
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	February 25, 2011
/s/ GLORIA SANTONA Gloria Santona	Director	February 25, 2011
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	February 25, 2011
/s/ CHRISTA DAVIES Christa Davies	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011
/s/ LAUREL MEISSNER Laurel Meissner	Senior Vice President and Global Controller (Principal Accounting Officer)	February 25, 2011

QuickLinks

PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. (Removed and Reserved).
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