Form 10-Q
period 2011-03-31
AON CORP
filed 2011-05-05
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Number of shares of common stock, $1.00 par value, outstanding as of March 31, 2011:  330,540,849

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(millions, except per share data)	Mar. 31, 2011	Mar. 31, 2010
Revenue
Commissions, fees and other	$2,748	$1,891
Fiduciary investment income	11	13
Total revenue	2,759	1,904

Expenses
Compensation and benefits	1,597	1,163
Other general expenses	766	468
Total operating expenses	2,363	1,631
Operating income	396	273
Interest income	6	1
Interest expense	(63)	(34)
Other income	17	7
Income from continuing operations before income taxes	356	247
Income taxes	103	61
Income from continuing operations	253	186

Income from discontinued operations before income taxes	4	2
Income taxes	2	2
Income from discontinued operations	2	—

Net income	255	186
Less: Net income attributable to noncontrolling interests	9	8
Net income attributable to Aon stockholders	$246	$178

Net income attributable to Aon stockholders
Income from continuing operations	$244	$178
Income from discontinued operations	2	—
Net income	$246	$178
Basic net income per share attributable to Aon stockholders
Continuing operations	$0.72	$0.65
Discontinued operations	—	—
Net income	$0.72	$0.65

Diluted net income per share attributable to Aon stockholders
Continuing operations	$0.71	$0.63
Discontinued operations	—	—
Net income	$0.71	$0.63

Cash dividends per share paid on common stock	$0.15	$0.15
Weighted average common shares outstanding - basic	339.4	275.9
Weighted average common shares outstanding - diluted	345.4	283.4

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

(millions, except share data)	Mar. 31, 2011	Dec. 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$682	$346
Short-term investments	589	785
Receivables, net	2,650	2,701
Fiduciary assets	10,609	10,063
Other current assets	681	624
Total Current Assets	15,211	14,519
Goodwill	8,895	8,647
Intangible assets, net	3,547	3,611
Fixed assets, net	791	781
Investments	318	312
Other non-current assets	1,040	1,112
TOTAL ASSETS	$29,802	$28,982

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$10,609	$10,063
Short-term debt and current portion of long-term debt	502	492
Accounts payable and accrued liabilities	1,544	1,810
Other current liabilities	604	584
Total Current Liabilities	13,259	12,949
Long-term debt	4,409	4,014
Pension and other post employment liabilities	1,849	1,896
Other non-current liabilities	1,798	1,817
TOTAL LIABILITIES	21,315	20,676

EQUITY
Common stock-$1 par value
Authorized: 750 shares (issued: 2011 - 386.3; 2010 - 385.9)	386	386
Additional paid-in capital	3,942	4,000
Retained earnings	8,039	7,861
Treasury stock at cost (shares: 2011 - 55.8; 2010 - 53.6)	(2,230)	(2,079)
Accumulated other comprehensive loss	(1,714)	(1,917)
TOTAL AON STOCKHOLDERS’ EQUITY	8,423	8,251
Noncontrolling interests	64	55
TOTAL EQUITY	8,487	8,306
TOTAL LIABILITIES AND EQUITY	$29,802	$28,982

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total	Comprehensive Income
Balance at December 31, 2010	385.9	$4,386	$7,861	$(2,079)	$(1,917)	$55	$8,306	$532

Net income	—	—	246	—	—	9	255	$255
Shares issued - employee benefit plans	0.4	38	—	—	—	—	38	—
Shares purchased	—	—	—	(350)	—	—	(350)	—
Shares reissued - employee benefit plans	—	(199)	(17)	199	—	—	(17)	—
Tax benefit - employee benefit plans	—	29	—	—	—	—	29	—
Stock compensation expense	—	74	—	—	—	—	74	—
Dividends to stockholders	—	—	(51)	—	—	—	(51)	—
Change in net derivative gains/losses	—	—	—	—	(4)	—	(4)	(4)
Net foreign currency translation adjustments	—	—	—	—	195	—	195	195
Net post-retirement benefit obligations	—	—	—	—	12	—	12	12
Balance at March 31, 2011	386.3	$4,328	$8,039	$(2,230)	$(1,714)	$64	$8,487	$458

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(millions)	Mar. 31, 2011	Mar. 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$255	$186
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses, net	—	(6)
Depreciation of fixed assets	53	31
Amortization of intangible assets	91	27
Stock compensation expense	74	66
Deferred income taxes	11	(12)
Change in assets and liabilities:
Change in funds held on behalf of clients	427	396
Receivables, net	108	45
Accounts payable and accrued liabilities	(327)	(274)
Restructuring reserves	(28)	(1)
Current income taxes	58	65
Pension and other post employment liabilities	(81)	(55)
Other assets and liabilities	(59)	(1)
CASH PROVIDED BY OPERATING ACTIVITIES	582	467

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	17	66
Purchases of long-term investments	(6)	(10)
Net sales of short-term investments - non-fiduciary	218	97
Net purchases of short-term investments - funds held on behalf of clients	(427)	(396)
Acquisition of businesses, net of cash acquired	(3)	(47)
Capital expenditures	(56)	(33)
CASH USED FOR INVESTING ACTIVITIES	(257)	(323)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(350)	(50)
Issuance of stock for employee benefit plans	85	35
Issuance of debt	429	75
Repayment of debt	(79)	(2)
Cash dividends to stockholders	(51)	(41)
Dividends paid to noncontrolling interests	—	(3)
CASH PROVIDED BY FINANCING ACTIVITIES	34	14

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23)	47
NET INCREASE IN CASH AND CASH EQUIVALENTS	336	205
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	346	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$682	$422

Supplemental disclosures:
Interest paid	$76	$30
Income taxes paid, net of refunds	36	10

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all normal recurring adjustments which Aon Corporation (“Aon” or the “Company”) considers necessary to present fairly the Company’s Condensed Consolidated Financial Statements for all periods presented.  The consolidated financial statements include the accounts of Aon and its wholly and majority-owned subsidiaries and variable interest entities (“VIEs”) for which Aon is considered to be the primary beneficiary.  The consolidated financial statements exclude special-purpose entities (“SPEs”) considered VIEs for which Aon is not the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The presentation of certain amounts in prior period financial statements and related notes has been changed to conform to the 2011 presentation.  The results for the three months ended March 31, 2011 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2011.

Use of Estimates

The preparation of the accompanying unaudited Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of reserves and expenses. These estimates and assumptions are based on management’s best estimates and judgments.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances.  Aon adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, and foreign currency movements have combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.  Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

2.  Accounting Principles and Practices

Changes in Accounting Principles

On January 1, 2010, the Company adopted guidance requiring additional disclosures regarding fair value measurements.  The amended guidance required entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance also clarified existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The guidance also required entities to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis.  See Note 15 “Fair Value and Financial Instruments” for these disclosures.

In September 2009, the Financial Accounting Standards Board (“FASB”) issued guidance which updated principles related to revenue recognition when there are multiple-element arrangements.  This revised guidance related to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modified the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  The guidance also expanded the disclosures required for multiple-element revenue arrangements.  The effective date for this guidance was January 1, 2011.  The Company early adopted this guidance in the fourth quarter 2010 and applied its requirements to all revenue arrangements entered into or materially modified after January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.  Cash and Cash Equivalents

Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less.  Cash and cash equivalents included restricted balances of $179 million and $60 million at March 31, 2011 and December 31, 2010, respectively.

4.  Other Income

Other income consists of the following (in millions):

	Three months ended March 31,
	2011	2010
Equity earnings	$6	$2
Realized gain on sale of investments	10	1
Gain on disposal of businesses	—	4
Other	1	—
	$17	$7

5.  Acquisitions and Dispositions

Acquisitions

In first quarter 2011, the Company completed the acquisition of one company, which was included in the Risk Solutions segment.  In first quarter 2010, the Company completed the acquisition of the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services, LLC, which is included in the HR Solutions segment, as well as seven other companies, which are included in the Risk Solutions segment.  The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions.

	Three months ended March 31,
(millions)	2011	2010
Consideration transferred:	$3	$85

Intangible assets:
Goodwill	$1	$35
Other intangible assets	3	33
	$4	$68

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements from the dates they were acquired.  The results of operations would not have been materially different if these acquisitions had been reported from the beginning of the period.

Hewitt Associates, Inc.

On October 1, 2010, the Company completed its acquisition of Hewitt Associates, Inc. (“Hewitt”), one of the world’s leading human resource consulting and outsourcing companies.  Aon purchased all of the outstanding shares of Hewitt common stock in a cash-and-stock transaction valued at approximately $4.9 billion, of which the total amount of cash paid and the total number of shares of stock issued by Aon each represented approximately 50% of the aggregate consideration.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred.  In the first quarter 2011, the Company’s HR Solutions segment incurred $15 million of these Hewitt related costs which are recorded in Other general expenses in the Condensed Consolidated Statements of Income.

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

(4) Included in Other current assets ($31 million), Deferred tax assets ($62 million), Other current liabilities ($32 million) and Deferred tax liabilities ($1.1 billion) in the Company’s Consolidated Statements of Financial Position.

The acquired customer relationships are being amortized over a weighted average life of 12 years.  The technology asset is being amortized over 7 years and trademarks have been determined to have indefinite useful lives.

The recorded amounts are preliminary and subject to change. The following items are still subject to change:

•	Amounts for intangible assets and property, equipment and capitalized software assets, pending finalization of valuation efforts.

•	Amounts for contingencies, pending the finalization of the Company’s assessment of the portfolio of contingencies.

•

Amounts for income tax assets, receivables and liabilities pending the filing of Hewitt pre-acquisition tax returns and the receipt of information from taxing authorities which may change certain estimates and assumptions used.

•	Amounts for deferred tax assets and liabilities pending the finalization of the valuations of assets acquired, liabilities assumed and resulting goodwill.

A single estimate of fair value results from a complex series of the Company’s judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

Dispositions — Discontinued Operations

Income from discontinued operations before income taxes, as presented in the Condensed Consolidated Statements of Income, of $4 million and $2 million, for the three months ended March 2011 and 2010, respectively, represents the gain on sale of businesses sold in prior periods.

6.  Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by operating segment for the three months ended March 31, 2011 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2010	$5,549	$3,098	$8,647
Goodwill related to current year acquisitions	1	—	1
Foreign currency revaluation	217	30	247
Balance as of March 31, 2011	$5,767	$3,128	$8,895

Other intangible assets by asset class are as follows (in millions):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks	$1,024	$—	$1,024	$1,024	$—	$1,024

Intangible assets with finite lives:
Trademarks	6	1	5	3	—	3
Customer Related and Contract Based	2,621	415	2,206	2,605	344	2,261
Marketing, Technology and Other	625	313	312	606	283	323
	$4,276	$729	$3,547	$4,238	$627	$3,611

Amortization expense on finite lived intangible assets was $91 million and $27 million for the three months ended March 31, 2011 and 2010, respectively.  The estimated future amortization for intangible assets as of March 31, 2011 is as follows (in millions):

Remainder of 2011	$270
2012	414
2013	383
2014	332
2015	285
Thereafter	839
$2,523

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, Aon announced a global restructuring plan (“Aon Hewitt Plan”) in connection with the acquisition of Hewitt.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 1,500 to 1,800 job eliminations. The Company expects these restructuring activities and related expenses to affect continuing operations into 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate realization costs.

From the inception of the Aon Hewitt Plan through March 31, 2011, approximately 730 jobs have been eliminated and total expenses of $75 million have been incurred.  The Company recorded $23 million of restructuring and related charges in the three months ended March 31, 2011.  All costs associated with the Aon Hewitt Plan are included in the HR Solutions segment.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	First Quarter 2011	Total to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$18	$67	$180
Lease consolidation	3	5	8	94
Asset impairments	—	—	—	47
Other costs associated with restructuring (2)	—	—	—	4
Total restructuring and related expenses	$52	$23	$75	$325

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

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its acquisition of Benfield in 2008.  The Aon Benfield Plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 710 job eliminations. Additionally, duplicate space and assets will be abandoned.  The Company originally estimated that the Aon Benfield Plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. During 2009, the Company reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated.  The Company currently estimates the Aon Benfield Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $88 million has been recorded in earnings from inception to date, and an estimated additional $12 million will be recorded in future earnings.  The Company recorded $7 million and $9 million of restructuring and related charges in the three months ended March 31, 2011 and March 31, 2010, respectively.

As of March 31, 2011, approximately 700 jobs have been eliminated under the Aon Benfield Plan. Total payments of $112 million have been made under the Aon Benfield Plan, from inception to date.

All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.  The Company expects these restructuring activities and related expenses to continue to affect continuing operations in 2011.

The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	First Quarter 2011	Total to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$15	$7	$92	$98
Lease consolidation	22	14	7	—	43	49
Asset impairments	—	2	2	—	4	4
Other costs associated with restructuring (2)	1	1	2	—	4	4
Total restructuring and related expenses	$55	$55	$26	$7	$143	$155

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

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The plan was completed in fourth quarter 2010 and the Company does not expect to incur any further expenses.  The total cumulative pretax charges for the 2007 Plan was $748 million including costs related to workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring.

As of March 31, 2011, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at January 1, 2010	$—	$45	$202	$16	$263
Assumed Hewitt restructuring liability (1)	43	—	—	—	43
Expensed	52	24	92	—	168
Cash payments	(8)	(38)	(178)	(8)	(232)
Foreign exchange translation and other	1	(5)	(3)	2	(5)
Balance at December 31, 2010	88	26	113	10	237
Expensed	23	7	—	—	30
Cash payments	(28)	(7)	(23)	—	(58)
Foreign exchange translation and other	—	—	4	—	4
Balance at March 31, 2011	$83	$26	$94	$10	$213

(1) The Company assumed a $43 million net real estate related restructuring liability in connection with the Hewitt acquisition.

Aon’s unpaid restructuring liabilities are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

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

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$682	$346
Short-term investments	589	785
Fiduciary assets	4,034	3,489
Investments	318	312
	$5,623	$4,932

The Company’s investments are as follows (in millions):

	March 31,	December 31,
	2011	2010
Equity method investments	$178	$174
Other investments, at cost	124	123
Fixed-maturity securities	16	15
	$318	$312

9.  Debt

On March 8, 2011, an indirect wholly-owned subsidiary of Aon issued CAD 375 million ($382 million at March 31, 2011 exchange rates) of 4.76% senior unsecured debt securities, which are due in March 2018 and are guaranteed by the Company.  The Company used the net proceeds from the debt issuance to repay its CAD 375 million 5.05% debt securities upon their maturity on April 12, 2011.

10.  Stockholders’ Equity

Common Stock

In 2007, Aon’s Board of Directors increased the Company’s authorized share repurchase program to $4.6 billion.  In January 2010, the Company’s Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased (“2010 Share Repurchase Program”).  Repurchases under the new 2010 share repurchase program commenced in the first quarter 2011, upon conclusion of the prior program.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.

In the first quarter 2011, Aon repurchased 6.8 million shares at an average price per share of $51.29 for a total cost of $350 million.  In the first quarter 2010, Aon repurchased 1.2 million shares at an average price per share of $40.63 for a total cost of $50 million.  Since the inception of its share repurchase program in 2005, Aon has repurchased a total of 118.7 million shares for an aggregate cost of $4.9 billion.  As of March 31, 2011, Aon was authorized to purchase up to $1.7 billion of additional shares under the 2010 Share Repurchase Program.

In the first quarter 2011, Aon issued 0.4 million shares of common stock in relation to the exercise of options issued to former holders of Hewitt options as part of the Hewitt acquisition.  In addition, in the first quarter 2011 Aon reissued 4.5 million shares of treasury stock for employee benefit programs and 0.09 million shares in connection with employee stock purchase plans.  In the first quarter 2010, Aon reissued 4.3 million shares of treasury stock for employee benefit programs and 0.09 million shares in connection with employee stock purchase plans.

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

Income from continuing operations, Income from discontinued operations and Net income, attributable to participating securities, were as follows (in millions):

	Three months ended March 31,
	2011	2010
Income from continuing operations	$4	$4
Income from discontinued operations	—	—
Net income	$4	$4

Weighted average shares outstanding are as follows (in millions):

	Three months ended March 31,
	2011	2010
Shares for basic earnings per share (1)	339.4	275.9
Common stock equivalents	6.0	7.5
Shares for diluted earnings per share	345.4	283.4

(1)  Includes 5.7 million and 6.5 million of participating securities for the three months ended March 31, 2011 and 2010, respectively.

Certain common stock equivalents, primarily related to options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 1 million and 5 million for the three months ended March 31, 2011 and 2010, respectively.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of related tax, are as follows (in millions):

	Three months ended March 31,
	2011	2010
Net change in derivative losses	(4)	(24)
Net foreign currency translation adjustments	195	(141)
Net post-retirement benefit obligations	12	13
Total other comprehensive income (loss)	203	(152)
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	—
Other Comprehensive income (loss) attributable to Aon stockholders	$203	$(152)

The components of accumulated other comprehensive loss net of related tax, are as follows (in millions):

	March 31, 2011	December 31, 2010
Net derivative losses	$(28)	$(24)
Net foreign currency translation adjustments	363	168
Net post-retirement benefit obligations	(2,049)	(2,061)
Accumulated other comprehensive loss net of tax	$(1,714)	$(1,917)

11.   Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended March 31,
	U.S.		International
	2011	2010	2011	2010
Service cost	$—	$—	$5	$3
Interest cost	30	31	66	62
Expected return on plan assets	(30)	(30)	(71)	(60)
Amortization of net loss	8	6	13	14
Net periodic benefit cost	$8	$7	$13	$19

Based on current assumptions, in 2011, Aon plans to contribute $127 million and $270 million to its U.S. and material international defined benefit pension plans, respectively.  As of March 31, 2011, contributions of $7 million have been made to the Company’s U.S. pension plans and $85 million have been made to its material international pension plans.

12.  Stock Compensation Plans

The following table summarizes stock-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended
	March 31,
	2011	2010
Restricted stock units (“RSUs”)	$45	$41
Performance plans	25	19
Stock options	3	5
Employee stock purchase plans	1	1
Total stock-based compensation expense	$74	$66

Stock Awards

In the first quarter 2011, the Company granted approximately 1.2 million shares in connection with the 2008 Leadership Performance Plan cycle, 0.3 million shares related to a 2006 performance plan, and restricted shares of approximately 2.4 million in connection with the Company’s incentive compensation plans.  During the first quarter of 2010, the Company granted approximately 1.6 million shares in connection with the completion of the 2007 Leadership Performance Plan cycle and restricted shares of approximately 1.9 million in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Three months ended March 31,
	2011		2010
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	10,674	$38	12,850	$36
Granted	3,849	49	3,495	39
Vested	(3,536)	41	(4,290)	37
Forfeited	(94)	39	(125)	37
Non-vested at end of period	10,893	41	11,930	36

(1) Represents per share weighted average fair value of award at date of grant

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	As of March 31,
	2011	2010
Potential RSUs to be issued based on current performance levels	6,505	7,408
Unamortized expense, based on current performance levels	$160	$187

Stock Options

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended March 31,
	2011	2010

Weighted average volatility	26.1%	28.5%
Expected dividend yield	1.3%	1.6%
Risk-free rate	2.2%	3.0%

Weighted average expected life, in years	5.5	6.1
Weighted average estimated fair value per share	$10.92	$10.36

In connection with its incentive compensation plans, in the first quarter of 2011 and 2010, the Company granted 80,000 stock options at $53 per share and 141,000 stock options at $38 per share, respectively.

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Three months ended March 31,
	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	13,919	$32	15,937	$33
Granted	80	53	141	38
Exercised	(2,344)	33	(1,274)	29
Forfeited and expired	(127)	37	(177)	29
Outstanding at end of period	11,528	32	14,627	33
Exercisable at end of period	9,461	30	9,428	32

The weighted average remaining contractual life, in years, of outstanding options was 3.8 years and 4.0 years at March 31, 2011 and 2010, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $52.96 as of March 31, 2011, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2011, the aggregate intrinsic value of options outstanding was $242 million, of which $218 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended
	March 31,
	2011	2010
Aggregate intrinsic value of stock options exercised	$41	$15
Cash received from the exercise of stock options	82	32
Tax benefit realized from the exercise of stock options	7	1

Unamortized deferred compensation expense, which includes both options and awards, amounted to $327 million as of March 31, 2011, with a remaining weighted-average amortization period of approximately 2.1 years.

13.  Derivatives and Hedging

Aon is exposed to market risk primarily from changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, Aon enters into various derivative transactions that reduce Aon’s market risks by creating offsetting market exposures.  Aon does not enter into derivative transactions for trading purposes.

Foreign Exchange Risk Management

Aon and its subsidiaries are exposed to foreign exchange risk when they receive revenues, pay expenses, or enter into intercompany loans denominated in a currency that differs from their functional currency.  Aon uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  Aon has hedged these exposures up to five years in the future.  Aon also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to two years in the future and to reduce the impact of currency fluctuations on the translation of the financial statements for foreign operations and to manage the Company’s global liquidity profile for one year in the future.

Interest Rate Risk Management

Aon holds variable-rate short-term brokerage and other operating deposits. Aon uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties.  As of March 31, 2011, all net derivative positions were free of credit risk contingent features.  In addition, Aon did not receive or pledge collateral for any derivatives as of March 31, 2011.

The notional and fair values of derivative instruments are as follows (in millions):

			Derivative Assets (1)		Derivative Liabilities (2)
	Notional Amount		Fair Value		Fair Value
	Mar 31,	Dec 31,	Mar 31,	Dec 31,	Mar 31,	Dec 31,
	2011	2010	2011	2010	2011	2010
Derivatives accounted for as hedges:

Interest rate contracts	$1,351	$1,326	$10	$15	$2	$—
Foreign exchange contracts	1,545	1,522	118	157	135	157
	2,896	2,848	128	172	137	157

Derivatives not accounted for as hedges:

Foreign exchange contracts	234	238	1	2	2	1
Total	$3,130	$3,086	$129	$174	$139	$158

(1) Included within Other assets

(2) Included within Other liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	Three months ended March 31
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	2011	2010
Cash Flow Hedges:
Interest rate contracts	$(2)	$2
Foreign exchange contracts	—	(75)
Total	(2)	(73)

Foreign Net Investment Hedges:
Foreign exchange contracts	$(13)	$73

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):

Cash Flow Hedges:
Interest rate contracts (1)	$—	$6
Foreign exchange contracts (2)	2	(39)
Total	2	(33)

Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$—

(1) Included within Fiduciary investment income and Interest expense

(2) Included within Other general expenses and Interest expense

	Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item (2)
Three months ended March 31	2011	2010	2011	2010
Fair value hedges:
Foreign exchange contracts	$(7)	$7	$8	$(6)

(1) Relates to fixed rate debt

(2) Included in Interest expense

It is estimated that approximately $18 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three months ended March 31, 2011 and 2010 was negligible.

In both first quarters of 2011 and 2010, Aon recorded a loss of $1 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges.

14.  Variable Interest Entities

Unconsolidated Variable Interest Entities

Aon has an ownership interest in Juniperus Insurance Opportunity Fund Limited (Juniperus), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks.  Aon has concluded that Juniperus is a VIE.  However, Aon has concluded that it is not the primary beneficiary as it lacks the power to direct the activities of Juniperus that most significantly impact economic performance, and therefore this entity is not consolidated.  The investment in Juniperus is accounted for using the equity method of accounting.

The Company’s potential loss at March 31, 2011 is limited to its investment in Juniperus of $72 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	March 31, 2011	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,721	$2,318	$403	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	4	—	4	—
Derivatives
Interest rate contracts	10	—	10	—
Foreign exchange contracts	119	—	119	—

Liabilities:
Derivatives
Interest rate contracts	2	—	2	—
Foreign exchange contracts	137	—	137	—

(1)  Includes $2,318 million of money market funds and $403 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	December 31, 2010	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,618	$2,591	$27	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	15	—	15	—
Foreign exchange contracts	159	—	159	—

Liabilities:
Derivatives
Foreign exchange contracts	158	—	158	—

(1)  Includes $2,591 million of money market funds and $27 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

The following table presents the changes in the Level 3 fair-value category (in millions):

	Three months ended March 31,
	2011	2010
	Other Investments	Other Investments
Balance at beginning of period	$12	$100
Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	—	(1)
Purchases	—	—
Sales	—	(1)
Transfers	—	(87)
Balance at end of period	$12	$11

There were no realized or unrealized gains or losses related to assets and liabilities measured at fair value using level three inputs included in income for the three months ended March 31, 2011.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$4,409	$4,592	$4,014	$4,172

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

At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York and other regulators, purported classes of clients filed civil litigation against Aon and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories.  The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California.  In the New Jersey actions, the Court dismissed plaintiffs’ federal antitrust and RICO claims in separate orders in August and October 2007, respectively.  In August 2010, the U.S. Court of Appeals for the Third Circuit affirmed the dismissals of most, but not all, of the claims.  In March 2011, Aon entered into a Memorandum of Understanding documenting a settlement of the civil cases consolidated in the U.S. District Court for the District of New Jersey. Under that agreement, Aon will pay $550,000 in exchange for dismissal of the class claims. Several non-class claims brought by individual plaintiffs who opted out of the class action proceeding will remain pending, but the Company does not believe these present material exposure to the Company individually or in the aggregate.  The outcome of these lawsuits, and any losses or other payments that may result, cannot be predicted at this time.

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

A retail insurance brokerage subsidiary of Aon provides insurance brokerage services to Northrop Grumman Corporation (“Northrop”).  This Aon subsidiary placed Northrop’s excess property insurance program for the period covering 2005.  Northrop suffered a substantial loss in August 2005 when Hurricane Katrina damaged Northrop’s facilities in the Gulf states.  Northrop’s excess insurance carrier, Factory Mutual Insurance Company (“Factory Mutual”), denied coverage for the claim pursuant to a flood exclusion.  Northrop sued Factory Mutual in the United States District Court for the Central District of California and later sought to add this Aon subsidiary as a defendant, asserting that if Northrop’s policy with Factory Mutual does not cover the losses suffered by Northrop stemming from Hurricane Katrina, then this Aon subsidiary will be responsible for Northrop’s losses.  On August 26, 2010, the court granted in large part Factory Mutual’s motion for partial summary judgment regarding the applicability of the flood exclusion and denied Northrop’s motion to add this Aon subsidiary as a defendant in the federal lawsuit.  On January 27, 2011, Northrop filed suit against this Aon subsidiary in state court in Los Angeles, California, pleading claims for negligence, breach of contract and negligent misrepresentation.  Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims.  The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be predicted at this time.

Another retail insurance brokerage subsidiary of Aon has been sued in Tennessee state court by a client, Opry Mills Mall Limited Partnership (“Opry Mills”), that sustained flood damage to its property in May 2010.  The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage.  The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone.  Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage.  Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims.  The outcome of this lawsuit, and any losses or other payments that may result, cannot be predicted at this time.

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

Aon has total letters of credit (“LOCs”) outstanding for approximately $74 million at March 31, 2011.  These letters of credit cover the beneficiaries related to Aon’s Canadian pension plan scheme and secure deductible retentions on Aon’s own workers compensation program, an Aon Hewitt sublease agreement for office space, and one of the U.S. pension plans.  In addition, Aon has issued a contingent LOC for up to $85 million in support of an acquisition, which closed on April 26, 2011 (See Note 18 “Subsequent Event — Glenrand Acquisition”).  Aon also has issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.  Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $5 million at March 31, 2011.

Aon has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $81 million at March 31, 2011.  In the first quarter 2011 the Company funded $3 million of these commitments and did not fund any commitments in the first quarter 2010.

Aon expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

17.  Segment Information

Aon classifies its businesses into two operating segments:  Risk Solutions and HR Solutions.  Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Condensed Consolidated Financial Statements.

Operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon’s chief operating decision-maker uses financial information for the purposes of allocating resources and evaluating performance.  Aon evaluates performance based on stand-alone operating segment operating income and generally accounts for intersegment revenue as if the revenue were from third parties and at what management believes are current market prices.

Risk Solutions acts as an advisor and insurance and reinsurance broker, helping clients manage their risks, via consultation, as well as negotiation and placement of insurance risk with insurance carriers through Aon’s global distribution network.

HR Solutions partners with organizations to solve their most complex benefits, talent and related financial challenges, and improve business performance by designing, implementing, communicating and administering a wide range of human capital, retirement, investment management, health care, compensation and talent management strategies.

Aon’s total revenue is as follows (in millions):

	Three months ended March 31,
	2011	2010
Risk Solutions	$1,649	$1,587
HR Solutions	1,117	322
Intersegment elimination	(7)	(5)
Total revenue	$2,759	$1,904

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended March 31,
	2011	2010
Retail brokerage	$1,251	$1,186
Reinsurance brokerage	387	388
Total Risk Solutions Segment	1,638	1,574
Consulting services	569	275
Outsourcing	556	47
Intrasegment	(8)	—
Total HR Solutions Segment	1,117	322
Intersegment	(7)	(5)
Total commissions, fees and other revenue	$2,748	$1,891

Fiduciary investment income by segment is as follows (in millions):

	Three months ended March 31,
	2011	2010
Risk Solutions	$11	$13
HR Solutions	—	—
Total fiduciary investment income	$11	$13

A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

	Three months ended March 31,
	2011	2010
Risk Solutions	$306	$257
HR Solutions	123	49
Unallocated expenses	(33)	(33)
Operating income from continuing operations before income taxes	396	273
Interest income	6	1
Interest expense	(63)	(34)
Other income	17	7
Income from continuing operations before income taxes	$356	$247

Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs and the costs associated with corporate investments.  Interest income represents income earned primarily on operating cash balances and certain income producing securities.  Interest expense represents the cost of worldwide debt obligations.

Other income primarily consists of equity earnings, realized gains or losses on the sale of investments, and gains or losses on the disposal of businesses.

18. Subsequent Event — Glenrand Acquisition

On April 26, 2011, Aon completed its acquisition of all the outstanding equity of Glenrand MIB Limited (“Glenrand”).  Glenrand is a provider of insurance brokerage and risk advisory services in South Africa and Sub-Saharan African nations.  The acquisition of Glenrand provides Aon with an increased number of corporate and commercial clients, including a number of clients listed on the Johannesburg Stock Exchange and strengthens Aon’s network in South Africa.  In accordance with the terms of the share purchase agreement dated December 9, 2010, the consideration consists of a payment of $78 million in cash plus an additional amount of $11 million which is to be held in an escrow account pending resolution of a legal dispute dating back to 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY OF FIRST QUARTER 2011 FINANCIAL RESULTS

The challenging global economic environment and competitive pricing pressure continues to provide headwinds for our Risk Solutions and HR Solutions businesses.  The current global economy continues to place pressure on our business in four primary ways:

•                  Pricing pressure in both the risk and benefits businesses resulting from the competitive environment and excess capacity due to an imbalance of supply and demand,

•                  decreased drivers of economic growth, such as payroll, number of active employees, corporate revenues and asset values,

•                  client cost-driven behavior, where clients are actively looking to reduce spending in order to meet budget reductions and/or decrease discretionary project spend, and

•                  sector specific weakness, including financial services, construction, private equity and mergers and acquisitions, all of which have been particularly impacted by the current economic downturn

We have committed to our stockholders that we will focus on three key metrics: grow organically, expand margins, and increase earnings per share.  Our performance against these three metrics for the first quarter of 2011 is as follows:

•                  Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 2%, an improvement compared to the prior year’s organic revenue decline, as global economic conditions begin to stabilize following the economic slowdown that has impacted the global markets since 2008.

•                  Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 16.0% for Aon overall, 19.0% for the Risk Solutions segment, and 14.4% for the HR Solutions segment.  Adjusted operating margins declined across both operating segments and for the Company overall.  The decrease is primarily due to higher intangible asset amortization expense and an unfavorable impact from foreign exchange rates.

•                  Adjusted diluted earnings per share from continuing operations attributable to Aon’s stockholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $0.80 per share in first quarter 2011, compared to $0.83 per share in first quarter 2010.  This decrease is primarily due to additional intangible asset amortization expense and a higher effective tax rate as a result of the acquisition of Hewitt.

Additionally, the following is a summary of our first quarter 2011 financial results:

•                  Revenue increased $855 million, or 45%, to $2.8 billion due primarily to an increase from the Hewitt acquisition and other acquisitions, net of dispositions, 2% growth in organic revenue, and a 1% favorable impact from foreign currency translation. Fiduciary investment income decreased $2 million due to the continued decline in global interest rates.  Organic revenue growth was 2% in the Risk Solutions segment and flat in the HR Solutions segment.

•                  Operating expenses increased $732 million compared to the prior year to $2.4 billion, primarily as a result of the inclusion of operating and integration expenses from the Hewitt acquisition including a $61 million increase in intangible asset amortization expense, and unfavorable foreign exchange rates.

These increases were partially offset by lower restructuring expense of $46 million and savings from restructuring programs as well as from other operational expense improvements.

•                  Operating margin from continuing operations increased to 14.4% in the first quarter 2011 from 14.3% in the first quarter 2010.  The increase in operating margin reflects lower costs and increased benefits related to our restructuring initiatives, partially offset by Hewitt-related costs, higher amortization of intangible asset expense associated with the Hewitt acquisition, and lease termination costs.

•                  Net income from continuing operations attributable to Aon stockholders increased $66 million, or 37%, from the first quarter 2010 to $244 million.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted pretax margin, adjusted diluted earnings per share, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue

We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations.  Organic revenue excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and unusual items.  Supplemental information related to organic growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Statements of Income.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  Reconciliation of this non-GAAP measure, organic revenue growth percentages, to the reported Commissions, fees and other revenue growth percentages, has been provided in the “Review by Segment” caption, below.

Adjusted Operating Margins

We use adjusted operating margin as a measure of core operating performance of our Risk Solutions and HR Solutions businesses.  Adjusted operating margin excludes the impact of noteworthy items, including restructuring charges and Hewitt-related costs. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Statements of Income.  A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Total Aon (1)	Risk Solutions	HR Solutions	Total Aon	Risk Solutions	HR Solutions
Revenue - U.S. GAAP	$2,759	$1,649	$1,117	$1,904	$1,587	$322

Operating income - U.S. GAAP	396	306	123	273	257	49
Restructuring charges	30	7	23	76	69	7
Hewitt related costs	15	—	15	—	—	—
Operating income - as adjusted	$441	$313	$161	$349	$326	$56

Operating margins - U.S. GAAP	14.4%	18.6%	11.0%	14.3%	16.2%	15.2%
Operating margins - as adjusted	16.0%	19.0%	14.4%	18.3%	20.5%	17.4%

(1) Includes unallocated expenses and the elimination of intersegment revenue.

Adjusted Diluted Earnings per Share from Continuing Operations

We also use adjusted diluted earnings per share from continuing operations as a measure of Aon’s core operating performance.  Adjusted diluted earnings per share excludes the impact of restructuring charges and Hewitt-related costs, along with related income taxes and represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Statements of Income.  Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	U.S. GAAP	Adjustments	As Adjusted	U.S. GAAP	Adjustments	As Adjusted
Operating income	$396	$45	$441	$273	$76	$349
Interest income	6	—	6	1	—	1
Interest expense	(63)	—	(63)	(34)	—	(34)
Other income	17	—	17	7	—	7
Income from continuing operations before income taxes	356	45	401	247	76	323
Income taxes	103	13	116	61	19	80
Income from continuing operations	253	32	285	186	57	243
Less: Net income attributable to noncontrolling interests	9	—	9	8	—	8
Income from continuing operations attributable to Aon stockholders	$244	$32	$276	$178	$57	$235

Diluted earnings per share from continuing operations attributable to Aon stockholders	$0.71	$0.09	$0.80	$0.63	$0.20	$0.83
Weighted average common shares outstanding - diluted	345.4	345.4	345.4	283.4	283.4	283.4

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.  Currency fluctuations in the first quarter 2011 had an unfavorable impact of $0.02 on adjusted net income from continuing operations per diluted share when the Company translates prior year quarter results at current quarter foreign exchange rates.

Summary of Results

The consolidated results of continuing operations follow (in millions):

	Three months ended
	March 31,
	2011	2010
Revenue:
Commissions, fees and other	$2,748	$1,891
Fiduciary investment income	11	13
Total revenue	2,759	1,904

Expenses:
Compensation and benefits	1,597	1,163
Other general expenses	766	468
Total operating expenses	2,363	1,631
Operating income	396	273
Interest income	6	1
Interest expense	(63)	(34)
Other income	17	7
Income from continuing operations before income taxes	356	247
Income taxes	103	61
Income from continuing operations	253	186
Income from discontinued operations, after-tax	2	—
Net income	255	186
Less: Net income attributable to noncontrolling interests	9	8
Net income attributable to Aon stockholders	$246	$178

Consolidated Results for First Quarter 2011 Compared to First Quarter 2010

Revenue

Revenue increased by $855 million, or 45%, in first quarter 2011 compared to first quarter 2010.  This increase consists of a $795 million increase in the HR Solutions segment and a $62 million increase in the Risk Solutions segment.  The increase in the HR Solutions segment was primarily driven by the Hewitt acquisition, and a 1% positive impact from foreign exchange rates.   The 4% increase in the Risk Solutions segment was primarily driven by a 2% increase in organic revenue, a 1% increase from acquisitions, net of dispositions, and a 1% favorable impact from foreign exchange rates.  The $2 million decline in Fiduciary investment income was due to a decline in global interest rates.

Compensation and Benefits

Compensation and benefits increased $434 million, or 37%, from first quarter 2010.  This increase was primarily driven by the Hewitt acquisition, partially offset by the realization of benefits from restructuring initiatives.

Other General Expenses

Other general expenses increased by $298 million, or 64%, in first quarter 2011 compared to first quarter 2010.  The overall increase was due largely to the impact of the Hewitt acquisition, reflecting the inclusion of operating expenses and intangible asset amortization expense.  Excluding the impact from the Hewitt acquisition, the increase was primarily due to lease termination costs and the unfavorable impact of foreign exchange rates.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  Interest income increased $5 million from 2010 due to higher cash balances.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $29 million, or 85%, from 2010 due mainly to an increase in the level of debt outstanding related to the Hewitt acquisition.

Other Income

Other income increased $10 million from 2010.  This was driven primarily by gains from the sale of certain investments and distributions from certain private equity securities.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes was $356 million, a 44% increase from $247 million in 2010.  The increase in income was driven by the inclusion of Hewitt’s operating results, lower costs and increased benefits from restructuring initiatives, partially offset by increased interest expense and unfavorable foreign exchange rates.

Income Taxes

The effective tax rate on income from continuing operations was 29.0% and 24.9% for the first quarter 2011 and 2010, respectively.  The 2011 rate reflects changes in the geographical mix of income reflecting the impact of the Hewitt acquisition.  The 2010 tax rate was favorably impacted by deferred tax adjustments.  The underlying tax rate for continuing operations is expected to be approximately 30% for full year 2011, reflecting changes in the geographical mix of income following the Hewitt acquisition.

Income from Continuing Operations attributable to Aon stockholders

Income from continuing operations attributable to Aon stockholders increased to $244 million or $0.71 diluted net income per share in 2011 from $178 million or $0.63 diluted net income per share in 2010.  Currency fluctuations negatively impacted income from continuing operations in first quarter 2011 by $0.02 per diluted share, when the first quarter 2010 Condensed Consolidated Statement of Income is translated using 2011 foreign exchange rates.

Discontinued Operations

The after-tax gain from discontinued operations was $2 million (no diluted per share impact) as compared to no income or loss in first quarter 2010.

Restructuring Initiatives

Aon Hewitt Restructuring Plan

We announced a global restructuring plan (the “Aon Hewitt Plan”) in connection with the Hewitt acquisition.  The Aon Hewitt Plan, which will continue into 2013, is intended to streamline operations across the combined Aon Hewitt organization.  The restructuring plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate rationalization costs.  An estimated 1,500 to 1,800 positions globally, predominately non-client facing, are expected to be eliminated as part of the plan.

From the inception of the Aon Hewitt Plan through March 31, 2011, approximately 730 jobs have been eliminated and total expenses of $75 million have been incurred.  We recorded $23 million of restructuring and related charges in the three months ended March 31, 2011.  All costs associated with the Aon Hewitt Plan are included in the HR Solutions segment.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	First Quarter 2011	Total to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$18	$67	$180
Lease consolidation	3	5	8	94
Asset impairments	—	—	—	47
Other costs associated with restructuring (2)	—	—	—	4
Total restructuring and related expenses	$52	$23	$75	$325

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

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013.  We estimate that we realized approximately $24 million in restructuring cost savings in the first quarter 2011.  With other integration savings, we expect to achieve approximately $355 million in annual cost savings across Aon Hewitt in 2013, which includes the approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs.  All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

Aon Benfield Restructuring Plan

We announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our 2008 merger with Benfield.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 710 job eliminations. Additionally, duplicate space and assets will be abandoned.  We originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings.  During 2009, we reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated. We currently estimate the Aon Benfield Plan will result in cumulative costs totaling approximately $155 million, of which $55 million was recorded as part of the purchase price allocation, $88 million has been recorded in earnings from inception to date, and an estimated additional $12 million will be recorded in future earnings.  We recorded $7 million and $9 million of restructuring and related charges in the three months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, approximately 700 jobs have been eliminated under the Aon Benfield Plan. Total payments of $112 million have been made under this plan to date.

The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	First Quarter 2011	Total to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$15	$7	$92	$98
Lease consolidation	22	14	7	—	43	49
Asset impairments	—	2	2	—	4	4
Other costs associated with restructuring (2)	1	1	2	—	4	4
Total restructuring and related expenses	$55	$55	$26	$7	$143	$155

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

All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the Condensed Consolidated Statements of Income.  We expect these restructuring activities and related expenses to affect continuing operations through 2011.

The Aon Benfield Plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $122 million in 2011.  We estimate that we realized approximately $29 million of cost savings in the first three months 2011.  The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”). The plan was completed in fourth quarter 2010 and the Company does not expect to incur any further expenses. The total cumulative pretax charges for the 2007 Plan was $748 million including costs related to workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

We believe that our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our stockholders.  Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under various credit facilities.  Our primary uses of liquidity are operating expenses, principal and interest payments on debt obligations, capital expenditures, acquisitions, share repurchases, restructuring, pension obligations and stockholder dividends.

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

Summary Cash Flow table

	Three months ended March 31,
(millions)	2011	2010
Cash provided by operating activities:
Net income, adjusted for non-cash items	$484	$292
Change in assets and liabilities, excluding funds held on behalf of clients	(329)	(221)
	155	71
Funds held on behalf of clients	427	396
	582	467
Cash used for investing activities:
Excluding funds held on behalf of clients	170	73
Funds held on behalf of clients	(427)	(396)
	(257)	(323)

Cash provided by financing activities	34	14
Effect of exchange rate changes on cash and cash equivalents	(23)	47
Net increase in cash and cash equivalents	$336	$205

Operating Activities

Net cash provided by operating activities in first quarter 2011 increased $115 million compared to 2010. Excluding the change in funds held on behalf of clients, cash provided by operating activities increased $84 million compared to 2010. The primary contributors to cash flow from operations in 2011, excluding the change in funds held on behalf of clients, were net income (adjusted for non-cash items) of $484 million, an increase from net receivables of $108 million, and a $58 million increase in taxes payable, partially offset by a $327 million decrease in accounts payable and accrued liabilities, which declined primarily due to incentive compensation payments. Pension contributions were $92 million and $81 million for the quarter ended March 31, 2011 and 2010 respectively. In 2011, we expect to contribute approximately $397 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2011 to be sufficient to service our debt and contractual obligations, fund cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our stockholders.  Although 2011 cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, all of which was available at March 31, 2011.  We can access these facilities on a same, or next, day basis.  Additionally, we believe that we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash used for investing activities was $257 million in 2011. Excluding the change in funds held on behalf of clients, $170 million was provided by investing activities, primarily comprised of $229 million in sales, net of purchases, of investments, partially offset by capital expenditures of $56 million, and $3 million for business acquisitions.

Cash used for investing activities was $323 million in 2010. Excluding the change in funds held on behalf of clients, $73 million was provided by investing activities in 2010, primarily comprised of $153 million in sales, net of purchases, of investments, partially offset by $47 million for business acquisitions representing eight acquisitions, the largest being the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services LLC, and capital expenditures of $33 million.

Financing Activities

Cash provided by financing activities in the first quarter 2011 was $34 million. This was primarily driven by the issuance of $429 million of debt, and proceeds from the exercise of stock options and issuance of shares purchased through the employee stock purchase programs of $85 million, partially offset by $350 million for the repurchase of shares, $79 million repayment of debt, and $51 million in cash dividends to stockholders.

Cash provided by financing activities in the first quarter 2010 was $14 million. This was primarily driven by the issuance of $75 million of short-term debt and proceeds from the exercise of stock options and the issuance of shares purchased through the employee stock purchase programs of $35 million, partially offset by $50 million for the repurchase of shares, $41 million in cash dividends to stockholders, and $3 million in cash dividends paid to non-controlling interests.

Cash and Investments

At March 31, 2011, our cash and cash equivalents and short-term investments were $1.3 billion, an increase of $140 million from December 31, 2010, of which $382 million was from our Canadian debt issuance.  Of the total balance as of March 31, 2011, approximately $179 million was restricted as to its use, which was comprised of $124 million of operating funds required by the Financial Services Authority in the U.K. and $55 million held as collateral for various business purposes.  At March 31, 2011, $87 million of cash and cash equivalents and short-term investments were held in the U.S. and $1.2 billion was held by our subsidiaries in other countries.  Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.0 billion and fiduciary receivables of $6.6 billion at March 31, 2011.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

As disclosed in Note 15 “Fair Value and Financial Instruments,” of the Notes to the Condensed Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds.  Money market funds are carried at cost as an approximation of fair value.  Based on market convention, we consider cost a practical and expedient measure of fair value.  These money market funds are held throughout the world with various financial institutions.  We do not believe that there are any market liquidity issues affecting the fair value of these investments.

As of March 31, 2011, our investments in money market funds and highly liquid debt instruments had a fair value of $2.7 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of March 31, 2011 (in millions):

	Balance Sheet Classification
	Cash and Cash	Short-term
Asset Type	Equivalents	Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$682	$—	$1,898	$2,580
Money market funds	—	585	1,733	2,318
Highly liquid debt instruments	—	—	403	403
Other investments due within one year	—	4	—	4
Cash and investments	682	589	4,034	5,305
Fiduciary receivables	—	—	6,575	6,575
Total	$682	$589	$10,609	$11,880

Share Repurchase Program

In the first quarter 2011, we completed the $4.6 billion share repurchase program authorized by our Board of Directors in 2005 and began to repurchase shares under our new share repurchase program which was authorized by our Board of Directors in January 2010. Under the 2010 Share Repurchase Program, we are authorized to repurchase up to $2 billion of common stock.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.

In the first quarter 2011, we repurchased 6.8 million shares at an average price per share of $51.29 for a total cost of $350 million.  In the first quarter 2010, we repurchased 1.2 million shares at an average price per share of  $40.63 for a total cost of $50 million.   Since the inception of our share repurchase program in 2005, we have repurchased a total of 118.7 million shares for an aggregate cost of $4.9 billion.  As of March 31, 2011, we were authorized to purchase up to $1.7 billion of additional shares under the 2010 Share Repurchase Program.  The timing and amount of future purchases will be based on market and other conditions.

For information regarding share repurchases made during the first quarter of 2011, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Shelf Registration Statement

On June 8, 2009, we filed a registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, preferred stock, common stock and convertible securities.  Our offer and sale of $1.5 billion in unsecured notes on September 7, 2010 to partially finance the Hewitt acquisition was issued under this registration statement.  The availability of any further potential liquidity under this shelf registration statement is dependent on investor demand, market conditions and other factors.  There can be no assurance regarding when, or if, we will issue any additional securities under the registration statement.

Credit Facilities

At March 31, 2011, we have a three-year $400 million unsecured revolving credit facility in the U.S. (U.S. Facility), which expires in 2012.  Sixteen banks are participating in the facility, which is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($916 million at March 31, 2011 exchange rates) multi-currency foreign credit facility (“Euro Facility”) available, which expires in October 2015.  At March 31, 2011, we had no borrowings under either of these credit facilities.

For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA of not greater than 3 to 1.  We were in compliance with these and all other covenants as of March 31, 2011.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at May 5, 2011 appear in the table below.

Ratings
	Senior Long-term Debt	Commercial Paper	Outlook
Standard & Poor’s	BBB+	A-2	Stable
Moody’s Investor Services	Baa2	P-2	Stable
Fitch, Inc.	BBB+	F-2	Stable

Moody’s Investor Services raised its outlook to Stable from Negative during the first quarter 2011.

A downgrade in the credit ratings of our senior debt and commercial paper would increase our borrowing costs, reduce or eliminate our access to capital, reduce our financial flexibility, increase our commercial paper interest rates or possibly restrict our access to the commercial paper market altogether, or may impact future pension contribution requirements.

Letters of Credit and Other Guarantees

We have outstanding letters of credit (“LOCs”) totaling $74 million at March 31, 2011.  These LOCs cover the beneficiaries related to our Canadian pension plan scheme, cover deductible retentions for our workers compensation program, secure a sublease agreement for office space, secure one of our U.S. pension plans, and cover contingent payments for taxes and other business obligations to third parties.  In addition, at March 31, 2011 we had a contingent LOC for up to $85 million in support of a an acquisition, which expired when the acquisition was completed in April 2011.  See Note 18 “Subsequent Event-Glenrand Acquisition” of the Notes to the Condensed Consolidated Financial Statements.

We also have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $81 million at March 31, 2011. In the first quarter 2011, we funded $3 million of these commitments and did not fund any commitments in the first quarter 2010.

Adequacy of Liquidity Sources

We believe that cash flows from operations and available credit facilities will be sufficient to meet our liquidity needs, including principal and interest payments on debt obligations, capital expenditures, pension contributions, cash restructuring costs, and anticipated working capital requirements, for the foreseeable future. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” below.

Financial Condition

At March 31, 2011, our net assets of $8.5 billion, representing total assets minus total liabilities, increased from $8.3 billion at December 31, 2010.  Working capital increased $0.4 billion to $2.0 billion.

Borrowings

Total debt at March 31, 2011 was $4.9 billion, an increase of $0.4 billion from December 31, 2010, which was attributable to the timing of the issuance of Canadian debt securities, the proceeds of which were used to refinance maturing Canadian debt securities in April 2011.  On March 8, 2011, one of our indirect wholly-owned subsidiary issued CAD 375 million ($382 million at March 31, 2011 exchange rates) of 4.76% senior unsecured debt securities, which are due in March 2018 and are guaranteed by us.  We used the net proceeds from the debt issuance to repay our CAD 375 million 5.05% debt securities upon its maturity on April 12, 2011.

Our total debt as a percentage of total capital attributable to Aon stockholders 36.8% and 35.3% at March 31, 2011 and December 31, 2010, respectively.  The increase in the debt to capital ratio at March 31, 2010 was the result of the timing of the Canadian debt issuance.

Equity

Equity at March 31, 2011 was $8.5 billion, an increase of $181 million from December 31, 2010.  The increase resulted primarily from Net income of $255 million, a decrease in Accumulated other comprehensive loss, and stock-based compensation of $74 million, which was partially offset by share repurchases of $350 million and $51 million of dividends to shareholders.

Accumulated other comprehensive loss decreased $203 million from December 31, 2010, primarily reflecting the following:

•                  positive net foreign currency translation adjustments of $195 million, which was attributable to the weakening of the U.S. dollar against foreign currencies,

•                  a decrease of $12 million in net post-retirement benefit obligations, and

•                  net derivative losses of $4 million.

VARIABLE INTEREST ENTITIES

Unconsolidated Variable Interest Entities

Aon has an ownership interest in Juniperus Insurance Opportunity Fund Limited (Juniperus), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks.  Aon has concluded that Juniperus is a VIE.  However, Aon has concluded that it is not the primary beneficiary as it lacks the power to direct the activities of Juniperus that most significantly impact economic performance.  The investment in Juniperus is accounted for using the equity method of accounting.

The Company’s potential loss at March 31, 2011 is limited to its investment in Juniperus of $72 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.

REVIEW BY SEGMENT

General

We serve clients through the following segments:

•                  Risk Solutions acts as an advisor and insurance and reinsurance broker, helping clients manage their risks, via consultation, as well as negotiation and placement of insurance risk with insurance carriers through our global distribution network.

•                  HR Solutions partners with organizations to solve their most complex benefits, talent and related financial challenges, and improve business performance by designing, implementing, communicating and administering a wide range of human capital, retirement, investment management, health care, compensation and talent management strategies.

Risk Solutions

	Three Months Ended March 31,
(in millions)	2011	2010
Revenue	$1,649	$1,587
Operating income	306	257
Operating margin	18.6%	16.2%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During first quarter 2011 we continued to see a “soft market”, which began in 2007, in our retail brokerage product line.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, beginning in late 2008 and continuing into first quarter 2011, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 60% of our consolidated total revenues in first quarter 2011.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions was as follows (in millions):

Three months ended March 31,	2011	2010
Retail brokerage:
Americas	$532	$487
International (1)	719	699
Total retail brokerage	1,251	1,186
Reinsurance brokerage	387	388
Total	$1,638	$1,574

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific

In the first quarter 2011, Commissions, fees and other revenue increased $64 million, or 4%, from 2010 driven primarily by a 2% increase in organic revenue, a 1% increase from acquisitions, net of dispositions and 1% from the favorable impact of foreign exchange rates.

The reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2011 versus 2010 is as follows:

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Three months ended March 31,	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	9%	1%	4%	4%
International	3	—	—	3
Total retail brokerage	5	1	1	3
Reinsurance brokerage	—	1	(1)	—
Total	4%	1%	1%	2%

Retail brokerage Commissions, fees and other revenue increased 5% driven by organic revenue growth across both the Americas and International operations, a 1% increase related to acquisitions, net of dispositions, and a 1% favorable impact from foreign exchange rates.

The 9% increase in Americas reflects 4% growth in organic revenue, a 4% increase from acquisitions, net of dispositions, and 1% from favorable foreign exchange rates.  Organic revenue growth increased due to strong growth in Latin America and Affinity products, and modest growth in US Retail.

The 3% increase in International is driven by growth organic revenue growth.  There was no material impact resulting from foreign exchange rates or acquisitions, net of dispositions.  International organic revenue increased 3% driven by strong growth in Asia and New Zealand and modest growth in EMEA Retail.

Reinsurance brokerage Commissions, fees and other revenue was flat compared to prior year both on an actual and organic revenue basis. Revenue growth in facultative placements was offset primarily by soft pricing in U.S. treaty placements.  Favorable foreign exchange rates offset the unfavorable impact related to net dispositions.

Operating Income

Operating income increased $49 million or 19% from the first quarter 2010 to $306 million in 2011, and operating income margins increased to 18.6% from 16.2% in 2010.  Operating margin improvement was driven by reduced costs of restructuring and realization of the benefits of those restructuring plans, which was partially offset by the negative impact of foreign exchange rates.

HR Solutions

	Three Months Ended
	March 31,
(in millions)	2011	2010
Revenue	$1,117	$322
Operating income	123	49
Operating margin	11.0%	15.2%

In October 2010, we completed the acquisition of Hewitt, one of the world’s leading human resource consulting and outsourcing companies.  Hewitt operates globally together with Aon’s existing consulting and outsourcing operations under the newly created Aon Hewitt brand.   Hewitt’s operating results are included in Aon’s results of operations beginning October 1, 2010.

Our HR Solutions segment generated approximately 40% of our consolidated total revenues in 2011 and provides a broad range of human capital services, as follows:

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

•                  Human Resource Business Processing Outsourcing (“HR BPO”) provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions as well as other complementary services such as absence management, flexible spending, dependent audit and participant advocacy.

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions globally continued into first quarter 2011.  The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

In first quarter 2011, Commissions, fees and other revenue for HR Solutions increased $795 million from first quarter 2010, reflecting the impact of the Hewitt acquisition.  Commissions, fees and other revenue were as follows (in millions):

Three months ended March 31,	2011	2010
Consulting services	$569	$275
Outsourcing	556	47
Intrasegment	(8)	—
Total	$1,117	$322

Organic revenue growth was flat for the first quarter 2011, as detailed in the following reconciliation:

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Three months ended March 31,	Change	Impact	& Other	Revenue
Consulting services	107%	1%	102%	4%
Outsourcing	1,083	3	1,083	(3)
Intrasegment	N/A	N/A	N/A	N/A
Total	247%	1%	246%	—%

Consulting services increased $294 million, or 107%, resulting from the Hewitt acquisition, organic revenue growth of 4%, which was driven mainly by growth in the international health and benefits and human capital consulting, and favorable foreign exchange rates.

Outsourcing revenue increased $509 million driven by the Hewitt acquisition and favorable foreign exchange rates, partially offset by a 3% decrease in organic revenue due primarily to price compression and timing differences.

Operating Income

Operating income was $123 million, an increase of $74 million, or 151%, from 2010.  This increase was principally driven by the acquisition of Hewitt and expense savings driven by operational improvement, partially offset by higher restructuring costs and Hewitt-related integration costs.  In first quarter 2011, operating margins in this segment were 11.0%, which is a decrease from 15.2% in first quarter 2010, driven largely by the mix of businesses and the impact of higher intangible amortization costs related to the acquisition of Hewitt.

Unallocated Income and Expense

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

Three months ended March 31,	2011	2010
Operating income (loss):
Risk Solutions	$306	$257
HR Solutions	123	49
Unallocated expenses	(33)	(33)
Operating income	396	273
Interest income	6	1
Interest expense	(63)	(34)
Other income	17	7
Income from continuing operations before income taxes	$356	$247

Unallocated operating loss includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses of $33 million were flat compared to last year.

Interest income consists primarily of income earned on our operating cash balances and other income-producing securities.  It does not include interest earned on funds held on behalf of clients.  Interest income was $6 million in 2011, an increase of $5 million from 2010, reflecting higher cash balances.

Interest expense, which represents the cost of our worldwide debt obligations, increased $29 million primarily as a result of the debt issued in connection with the Hewitt acquisition.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies, which include restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2010 Annual Report on Form 10-K.

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

•                  the outcome of inquiries from regulators and investigations related to compliance with the U.S. Foreign Corrupt Practices Act (“FCPA”) and non-U.S. anti-corruption laws; and

•                  changes in costs or assumptions associated with our HR Solutions’ outsourcing and consulting arrangement that affect the profitability of these arrangements.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At March 31, 2011, we have hedged approximately 41% and 83% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  First quarter 2011 diluted earnings per share were adversely impacted by approximately $0.02 related to translation losses.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of March 31, 2011.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2011 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the first quarter 2011, the Company commenced a review and subsequent project to replace and upgrade certain core financial systems.  These financial system enhancements and related processes are expected to result in modifications to our internal controls principally in Europe, Middle East and Africa and Latin America, supporting financial transaction processing and reporting.  The implementation of these changes to software and systems is expected to be executed in phases throughout 2011.  Additionally, in the third quarter 2011 we expect to upgrade financial systems relating to our Order-To-Cash PeopleSoft platform used by the HR Solutions North American operations.  Other than the changes above, no changes in Aon’s internal control over financial reporting (as defined in Rule 13a — 15(F) of the Exchange Act) occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 16 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

Item 1A.  Risk Factors.

The risk factors set forth in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.  There have been no material changes in our risk factors from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
1/1/11 — 1/31/11	—	$—	—	$2,014,948,003
2/1/11 — 2/28/11	5,853,824	51.22	5,853,824	1,715,097,624
3/1/11 — 3/31/11	967,000	51.67	967,000	1,655,130,636
Total	6,820,824	$51.29	6,820,824	1,655,130,636

(1)         Does not include commissions paid to repurchase shares.

(2)         In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.  Through March 31, 2011, we repurchased 118.7 million shares of common stock at an average price (excluding commissions) of $40.97 per share for an aggregate purchase price of $4.6 billion since inception of this stock repurchase program, which has now been fully utilized.     In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  Through March 31, 2011, we repurchased 334.9 million shares through this program through the open market or in privately negotiated transactions.  The remaining authorized amount for stock purchase under the 2010 program is $1.7 billion.

ITEM 6.	EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

May 5, 2011	By: /s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

AON CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit
4.1

Amended and Restated Trust Deed dated January 12, 2011, between Aon Services Luxembourg & Co. S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.), Aon Corporation and BNY Corporate Trustee Services Limited.

4.2

Indenture dated as of March 8,2011, among Aon Finance N.S.1ULC, Aon Corporation and Computershare Trust Company of Canada — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 8, 2011.

10.1#	Employment Agreement dated as of September 30, 2010 between Aon Corporation and Russell P. Fradin.
10.2#	Change in Control Agreement entered into as of November 19, 2010 between Aon Corporation and Russell P. Fradin.
10.3#	Employment Agreement dated and effective as of February 25, 2008 between Aon Corporation and Michael J. O’Connor.
10.4#	Aon Corporation Leadership Performance Program for 2001-2013.
10.5#*	Aon Hewitt Performance Program for 2011-2013.
10.6#	Senior Executive Incentive Compensation Plan.
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document

# Indicates a management contract or compensatory plan or arrangement.

* Portions of the Exhibit have been omitted and have been filed separately pursuant to an application for confidential treatment filed with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.