Form 10-Q
period 2011-06-30
AON CORP
filed 2011-08-04
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of shares of common stock, $1.00 par value, outstanding as of June 30, 2011:  326,691,984

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except per share data)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Commissions, fees and other	$2,799	$1,883	$5,547	$3,774
Fiduciary investment income	12	15	23	28
Total revenue	2,811	1,898	5,570	3,802

Expenses
Compensation and benefits	1,612	1,169	3,209	2,332
Other general expenses	765	461	1,531	929
Total operating expenses	2,377	1,630	4,740	3,261
Operating income	434	268	830	541
Interest income	4	4	10	5
Interest expense	(63)	(33)	(126)	(67)
Other income (expense)	(23)	5	(6)	12
Income from continuing operations before income taxes	352	244	708	491
Income taxes	87	60	190	121
Income from continuing operations	265	184	518	370

Income (loss) from discontinued operations before income taxes	1	(41)	5	(39)
Income taxes	(1)	(15)	1	(13)
Income (loss) from discontinued operations	2	(26)	4	(26)

Net income	267	158	522	344
Less: Net income attributable to noncontrolling interests	9	5	18	13
Net income attributable to Aon stockholders	$258	$153	$504	$331

Net income (loss) attributable to Aon stockholders
Income from continuing operations	$256	$179	$500	$357
Income (loss) from discontinued operations	2	(26)	4	(26)
Net income	$258	$153	$504	$331
Basic net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.76	$0.64	$1.48	$1.29
Discontinued operations	—	(0.09)	0.01	(0.10)
Net income	$0.76	$0.55	$1.49	$1.19

Diluted net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.75	$0.63	$1.45	$1.27
Discontinued operations	—	(0.09)	0.01	(0.09)
Net income	$0.75	$0.54	$1.46	$1.18

Cash dividends per share paid on common stock	$0.15	$0.15	$0.30	$0.30
Weighted average common shares outstanding - basic	337.7	278.4	338.7	277.1
Weighted average common shares outstanding - diluted	342.7	282.6	344.0	281.7

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

(millions, except share data)	June 30, 2011	Dec. 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$300	$346
Short-term investments	515	785
Receivables, net	2,785	2,701
Fiduciary assets	11,760	10,063
Other current assets	571	624
Total Current Assets	15,931	14,519
Goodwill	8,975	8,647
Intangible assets, net	3,484	3,611
Fixed assets, net	798	781
Investments	249	312
Other non-current assets	1,059	1,112
TOTAL ASSETS	$30,496	$28,982

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$11,760	$10,063
Short-term debt and current portion of long-term debt	52	492
Accounts payable and accrued liabilities	1,557	1,810
Other current liabilities	618	584
Total Current Liabilities	13,987	12,949
Long-term debt	4,479	4,014
Pension and other post employment liabilities	1,773	1,896
Other non-current liabilities	1,792	1,817
TOTAL LIABILITIES	22,031	20,676

EQUITY
Common stock-$1 par value
Authorized: 750 shares (issued: 2011 - 386.3; 2010 - 385.9)	386	386
Additional paid-in capital	3,946	4,000
Retained earnings	8,233	7,861
Treasury stock at cost (shares: 2011 - 59.6; 2010 - 53.6)	(2,469)	(2,079)
Accumulated other comprehensive loss	(1,698)	(1,917)
TOTAL AON STOCKHOLDERS’ EQUITY	8,398	8,251
Noncontrolling interests	67	55
TOTAL EQUITY	8,465	8,306
TOTAL LIABILITIES AND EQUITY	$30,496	$28,982

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total	Comprehensive Income
Balance at December 31, 2010	385.9	$4,386	$7,861	$(2,079)	$(1,917)	$55	$8,306	$532

Net income	—	—	504	—	—	18	522	$522
Shares issued - employee benefit plans	0.4	69	—	—	—	—	69	—
Shares purchased	—	—	—	(673)	—	—	(673)	—
Shares reissued - employee benefit plans	—	(283)	(32)	283	—	—	(32)	—
Tax benefit - employee benefit plans	—	39	—	—	—	—	39	—
Stock compensation expense	—	121	—	—	—	—	121	—
Dividends to stockholders	—		(100)	—	—	—	(100)	—
Change in net derivative gains/losses	—	—	—	—	(5)	—	(5)	(5)
Net foreign currency translation adjustments	—	—	—	—	197	—	197	197
Net post-retirement benefit obligation	—	—	—	—	27	—	27	27
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(6)	(6)	—
Balance at June 30, 2011	386.3	$4,332	$8,233	$(2,469)	$(1,698)	$67	$8,465	$741

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(millions)	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$522	$344
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net	(4)	33
Depreciation of fixed assets	111	62
Amortization of intangible assets	182	56
Stock compensation expense	121	123
Deferred income taxes	17	(16)
Change in assets and liabilities:
Change in funds held on behalf of clients	742	633
Receivables, net	(18)	2
Accounts payable and accrued liabilities	(303)	(343)
Restructuring reserves	(54)	(18)
Current income taxes	122	46
Pension and other post employment liabilities	(146)	(41)
Other assets and liabilities	(131)	2
CASH PROVIDED BY OPERATING ACTIVITIES	1,161	883

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	96	77
Purchases of long-term investments	(20)	(15)
Net sales (purchases) of short-term investments - non-fiduciary	290	(79)
Net purchases of short-term investments - funds held on behalf of clients	(742)	(633)
Acquisition of businesses, net of cash acquired	(87)	(55)
Capital expenditures	(99)	(71)
CASH USED FOR INVESTING ACTIVITIES	(562)	(776)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(653)	(100)
Issuance of stock for employee benefit plans	162	81
Issuance of debt	1,469	75
Repayment of debt	(1,504)	(77)
Cash dividends to stockholders	(100)	(82)
Dividends paid to noncontrolling interests	(6)	(11)
CASH USED FOR FINANCING ACTIVITIES	(632)	(114)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(13)	50
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(46)	43
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	346	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$300	$260

Supplemental disclosures:
Interest paid	$150	$50
Income taxes paid, net of refunds	14	63

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The presentation of certain amounts in the financial statements and related notes for prior periods has been changed to conform to the presentation in the Annual Report on Form 10-K for the year ended December 31, 2010.  The results for the three and six months ended June 30, 2011 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2011.

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

3.  Cash and Cash Equivalents

Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less.  Cash and cash equivalents included restricted balances of $200 million and $60 million at June 30, 2011 and December 31, 2010, respectively.  The increase in the restricted balances is primarily due to a requirement by the Financial Services Authority for the Company to hold approximately $123 million of operating funds in the U.K.

4.  Other Income (Expense)

Other income (expense) consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Equity (losses) earnings	$(2)	$4	$4	$6
Realized (loss) gain on sale of investments	(1)	—	9	1
(Loss) gain on disposal of businesses	(1)	2	(1)	6
Loss on extinguishment of debt	(19)	—	(19)	—
Other	—	(1)	1	(1)
	$(23)	$5	$(6)	$12

5.  Acquisitions and Dispositions

Acquisitions

In the first six months of 2011, the Company completed the acquisition of two companies in the Risk Solutions segment, including Glenrand MIB Limited (“Glenrand”).  In the first six months of 2010, the Company completed the acquisition of the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services, LLC, which is included in the HR Solutions segment, as well as 13 other companies, which are included in the Risk Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions.

	Six months ended June 30,
(millions)	2011	2010
Consideration	$92	$104

Intangible assets:
Goodwill	$59	$41
Other intangible assets	28	38
	$87	$79

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

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred.  In the three months and six months ended June 30, 2011, the Company’s HR Solutions segment incurred $5 million and $20 million, respectively, of these Hewitt related costs which are recorded in Other general expenses in the Condensed Consolidated Statements of Income.

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

The recorded amounts are preliminary and subject to change. The following items are still subject to change:

•             Amounts for property, equipment and capitalized software assets, pending finalization of valuation efforts.

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

Dispositions — Continuing Operations

In the first six months of 2011, the Company completed the sale of one Company in the Risk Solutions segment.  A pretax loss of $1.8 million was recognized on this sale, which is included in Other income (expense) in the Condensed Consolidated Statements of Income.

Dispositions — Discontinued Operations

Income from discontinued operations before income taxes, as presented in the Condensed Consolidated Statements of Income, was $1 million and $5 million, for the three and six months ended June 30, 2011, which represents proceeds from the sale of businesses in prior periods.  For the three and six months ended 2010, the Company incurred a loss from discontinued operations of $41 million and $39 million, respectively, related primarily to the settlement of legacy litigation.

6.  Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2011 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2010	$5,549	$3,098	$8,647
Goodwill related to current year acquisitions	59	—	59
Goodwill related to disposals	(2)	—	(2)
Goodwill related to prior year acquisitions	—	18	18
Transfers	83	(83)	—
Foreign currency revaluation and other	270	(17)	253
Balance as of June 30, 2011	$5,959	$3,016	$8,975

Other intangible assets by asset class are as follows (in millions):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks	$1,024	$—	$1,024	$1,024	$—	$1,024

Intangible assets with finite lives:
Trademarks	6	1	5	3	—	3
Customer Related and Contract Based	2,655	490	2,165	2,605	344	2,261
Marketing, Technology and Other	621	331	290	606	283	323
	$4,306	$822	$3,484	$4,238	$627	$3,611

Amortization expense on finite lived intangible assets was $91 million and $182 million for the three and six months ended June 30, 2011, respectively.  Amortization expense on finite lived intangible assets was $29 million and $56 million for the three and six months ended June 30, 2010, respectively.

The estimated future amortization for intangible assets as of June 30, 2011 is as follows (in millions):

Remainder of 2011	$232
2012	418
2013	387
2014	336
2015	289
Thereafter	798
$2,460

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

From the inception of the Aon Hewitt Plan through June 30, 2011, approximately 860 jobs have been eliminated and total expenses of $106 million have been incurred.  The Company recorded $31 million and $54 million of restructuring and related charges in the three and six months ended June 30, 2011, respectively.  All costs associated with the Aon Hewitt Plan are included in the HR Solutions segment.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	Second Quarter 2011	Six Months 2011	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$6	$24	$73	$180
Lease consolidation	3	20	25	28	95
Asset impairments	—	4	4	4	47
Other costs associated with restructuring (2)	—	1	1	1	3
Total restructuring and related expenses	$52	$31	$54	$106	$325

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

Following the Hewitt acquisition and the associated increase in personnel and property portfolio, the Company continues to review the propriety of its existing leasehold restructuring accruals based on its current plans.  In the second quarter of 2011, the Company reoccupied some of its previously vacated leasehold space and therefore determined that certain amounts previously accrued for this space were no longer necessary.  The reversal of these accruals for each of the Company’s restructuring plans are discussed below.  In addition, the reoccupation of this space resulted in expenses that had previously been included as part of lease consolidation costs being reversed and included within Other general expenses.  The impact on each of the Company’s restructuring plans is discussed below.

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its acquisition of Benfield in 2008.  The Aon Benfield Plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 730 job eliminations. Additionally, duplicate space and assets will be abandoned.  The Company originally estimated that the Aon Benfield Plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. During 2009, the Company reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated.

The Company recorded a net restructuring benefit of $12 million and $5 million in the three and six months ended June 30, 2011, respectively.  Included in this benefit is $17 million related to the reversal of accruals associated with reoccupying leasehold space.  In addition, $6 million of lease expenses were recorded as part of Other general expenses that were previously included as lease consolidation costs.

The Company recorded $6 million and $15 million of restructuring and related charges in the three and six months ended June 30, 2010, respectively.

The Company currently estimates the Aon Benfield Plan will result in cumulative costs totaling approximately $138 million, of which $55 million was recorded as part of the purchase price allocation, $76 million has been recorded in earnings from inception to date, and an estimated additional $7 million will be recorded in future earnings.

As of June 30, 2011, approximately 705 jobs have been eliminated under the Aon Benfield Plan. Total payments of $116 million have been made under the Aon Benfield Plan, from inception to date.

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

The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	Second Quarter 2011	Six Months 2011	Total Inception to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$15	$4	$11	$96	$101
Lease consolidation	22	14	7	(16)	(16)	27	29
Asset impairments	—	2	2	—	—	4	4
Other costs associated with restructuring (2)	1	1	2	—	—	4	4
Total restructuring and related expenses	$55	$55	$26	$(12)	$(5)	$131	$138

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

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The plan was completed in the fourth quarter of 2010 and the Company does not expect to incur any further expenses.  In the second quarter of 2011, the Company recorded a restructuring benefit of $5 million related to the reversal of accruals associated with reoccupied leasehold space.  In addition, $3 million of lease expenses were recorded as part of Other general expenses that were previously included as lease consolidation costs.

The Company recorded $25 million and $92 million of restructuring and related charges in the three and six months ended June 30, 2010, respectively.

The total cumulative pretax charges for the 2007 Plan is $743 million including costs related to workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring.

As of June 30, 2011, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at January 1, 2010	$—	$45	$202	$16	$263
Assumed Hewitt restructuring liability (1)	43	—	—	—	43
Expensed	52	24	92	—	168
Cash payments	(8)	(38)	(178)	(8)	(232)
Foreign exchange translation and other	1	(5)	(3)	2	(5)
Balance at December 31, 2010	88	26	113	10	237
Expensed (2)	50	(5)	(5)	—	40
Cash payments	(49)	(12)	(37)	(2)	(100)
Foreign exchange translation and other	2	1	5	—	8
Balance at June 30, 2011	$91	$10	$76	$8	$185

(1) The Company assumed a $43 million net real estate related restructuring liability in connection with the Hewitt acquisition.

(2) Includes impact of reoccupying previously vacated leased properties.

Aon’s restructuring liabilities are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Condensed Consolidated Statements of Financial Position.

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

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$300	$346
Short-term investments	515	785
Fiduciary assets	4,344	3,489
Investments	249	312
	$5,408	$4,932

The Company’s investments are as follows (in millions):

	June 30,	December 31,
	2011	2010
Equity method investments	$170	$174
Other investments, at cost (1)	64	123
Fixed-maturity securities	15	15
	$249	$312

(1)  The reduction in Other invesments is primarily due to sales and redemptions.

9.  Debt

On May 24, 2011 Aon entered into an underwriting agreement for the sale of $500 million of 3.125% unsecured Senior Notes due 2016 (the “Notes”).  On June 15, 2011, Aon entered into a Term Credit Agreement for unsecured term loan financing of $450 million (“2011 Term Loan Facility”) due on October 1, 2013.  The 2011 Term Loan Facility is a variable rate loan which is based on LIBOR plus a margin and at June 30, 2011, the effective annualized rate was approximately 1.56%.  The Company used the net proceeds from the Notes issuance and 2011 Term Loan Facility borrowings to repay all amounts outstanding under its $1.0 billion three-year credit agreement dated August 13, 2010 (“2010 Term Loan Facility”), which was entered into in connection with the acquisition of Hewitt.  The Company recorded a $19 million loss on the extinguishment of the 2010 Term Loan Facility as a result of the write-off of the related deferred financing costs, which is included in Other income (expense) in the Consolidated Statements of Income.

On March 8, 2011, an indirect wholly-owned subsidiary of Aon issued CAD 375 million ($379 million at June 30, 2011 exchange rates) of 4.76% senior unsecured debt securities, which are due in March 2018 and are guaranteed by the Company.  The Company used the net proceeds from this issuance to repay its CAD 375 million 5.05% debt securities upon their maturity on April 12, 2011.

10.  Stockholders’ Equity

Common Stock

In 2007, Aon’s Board of Directors increased the Company’s authorized share repurchase program to $4.6 billion.  In January 2010, the Company’s Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased (“2010 Share Repurchase

Program”).  Repurchases under the 2010 Share Repurchase Program commenced in the first quarter 2011, upon conclusion of the prior program.  Shares may be repurchased through the open market or in privately negotiated transactions from time to time, based on prevailing market conditions, and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.

In the second quarter 2011, Aon repurchased 5.8 million shares at an average price per share of $52.52 for a total cost of $303 million.  In the first six months of 2011, Aon repurchased 12.6 million shares at an average price per share of $51.85, for a total cost of $653 million.  In addition, on June 30, 2011 Aon repurchased 0.4 million shares for a total cost of $20 million with settlement occurring on July 6, 2011.  These shares are not included in the number of shares repurchased for the second quarter or first six months in 2011.  In the second quarter 2010, Aon repurchased 1.2 million shares at an average price per share of $41.03, for a total cost of $50 million.  In the first six months of 2010, Aon repurchased 2.4 million shares for a total cost of $100 million.  Since the inception of its share repurchase program in 2005, Aon has repurchased a total of 124.5 million shares for an aggregate cost of $5.2 billion.  As of June 30, 2011, Aon was authorized to purchase up to $1.4 billion of additional shares under the 2010 Share Repurchase Program.

In the six months ended June 30, 2011, Aon issued 0.4 million shares of common stock in relation to the exercise of options issued to former holders of Hewitt options as part of the Hewitt acquisition.  In addition, in the six months ended June 30, 2011 Aon reissued 6.5 million shares of treasury stock for employee benefit programs and 0.1 million shares in connection with employee stock purchase plans.  In the six months ended June 30, 2010, Aon reissued 5.7 million shares of treasury stock for employee benefit programs and 0.2 million shares in connection with employee stock purchase plans.

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

Income from continuing operations, income (loss) from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Income from continuing operations	$4	$4	$8	$8
Income (loss) from discontinued operations	—	(1)	—	(1)
Net income	$4	$3	$8	$7

Weighted average shares outstanding are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Shares for basic earnings per share (1)	337.7	278.4	338.7	277.1
Common stock equivalents	5.0	4.2	5.3	4.6
Shares for diluted earnings per share	342.7	282.6	344.0	281.7

(1)  Includes 5.6 million and 6.3 million of participating securities for the three months ended June 30, 2011 and 2010, respectively,

and 5.7 million and 6.3 million of participating securities for the six months ended June 30, 2011 and 2010, respectively.

Certain common stock equivalents, primarily related to options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 0.1 million and 4.0 million for the three months ended June 30, 2011 and 2010, respectively, and 0.1 million and 5.0 million for the six months ended June 30, 2011 and 2010, respectively.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of related tax, are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net change in derivative losses	(1)	(2)	(5)	(26)
Net foreign currency translation adjustments	2	(132)	197	(273)
Net post-retirement benefit obligations	15	42	27	55
Total other comprehensive income (loss)	16	(92)	219	(244)
Less: other comprehensive income (loss) attributable to noncontrolling interests	—	(2)	—	(2)
Other comprehensive income (loss) attributable to Aon stockholders	$16	$(90)	$219	$(242)

The components of Accumulated other comprehensive loss, net of related tax, are as follows (in millions):

	June 30, 2011	December 31, 2010
Net derivative losses	$(29)	$(24)
Net unrealized investment gains	—	—
Net foreign currency translation adjustments	365	168
Net post-retirement benefit obligations	(2,034)	(2,061)
Accumulated other comprehensive loss, net of tax	$(1,698)	$(1,917)

11.   Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended June 30,
	U.S.		International
	2011	2010	2011	2010
Service cost	$—	$—	$5	$3
Interest cost	31	30	68	60
Expected return on plan assets	(30)	(29)	(73)	(57)
Amortization of net loss	7	5	14	12
Net periodic benefit cost	$8	$6	$14	$18

	Six months ended June 30,
	U.S.		International
	2011	2010	2011	2010
Service cost	$—	$—	$10	$6
Interest cost	61	61	134	122
Expected return on plan assets	(60)	(59)	(144)	(117)
Amortization of net loss	15	11	27	26
Net periodic benefit cost	$16	$13	$27	$37

Based on current assumptions, in 2011, Aon plans to contribute $127 million and $285 million to its U.S. and material international defined benefit pension plans, respectively.  For the first six months of 2011, contributions of $24 million have been made to the Company’s U.S. pension plans and $154 million have been made to its material international pension plans.

12.  Stock Compensation Plans

The following table summarizes stock-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Restricted stock units (“RSUs”)	$33	$29	$78	$70
Performance plans	10	22	35	41
Stock options	2	5	5	10
Employee stock purchase plans	2	1	3	2
Total stock-based compensation expense	$47	$57	$121	$123

Stock Awards

In the first six months of 2011, the Company granted approximately 1.2 million shares in connection with the 2008 Leadership Performance Plan cycle, 0.3 million shares related to a 2006 performance plan, and restricted shares of approximately 3.1 million in connection with the Company’s incentive compensation plans.  In the first six months of 2010, the Company granted approximately 1.6 million shares in connection with the completion of the 2007 Leadership Performance Plan cycle and restricted shares of approximately 3.1 million in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Six months ended June 30,
	2011		2010
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	10,674	$38	12,850	$36
Granted	4,590	51	4,643	39
Vested	(4,550)	42	(5,235)	36
Forfeited	(283)	40	(248)	36
Non-vested at end of period	10,431	42	12,010	37

(1) Represents per share weighted average fair value of award at date of grant

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	As of June 30,
	2011	2010
Potential RSUs to be issued based on current performance levels	5,777	5,343
Unamortized expense, based on current performance levels	$129	$139

Stock Options

In connection with its incentive compensation plans, in the second quarter of 2011 the Company did not grant any options.  In the first six months of 2011 and 2010, the Company granted 80,000 stock options at $53 per share and 143,000 stock options at $38 per share, respectively.

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Weighted average volatility	N/A	25.4%	26.1%	28.5%
Expected dividend yield	N/A	1.4%	1.3%	1.6%
Risk-free rate	N/A	3.0%	2.2%	3.0%

Weighted average expected life, in years	N/A	6.1	5.5	6.1
Weighted average estimated fair value per share	N/A	$10.99	$10.92	$10.37

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	13,919	$32	15,937	$33
Granted	80	53	143	38
Exercised	(3,554)	32	(1,948)	31
Forfeited and expired	(216)	37	(242)	32
Outstanding at end of period	10,229	32	13,890	33
Exercisable at end of period	8,804	30	9,273	32

The weighted average remaining contractual life, in years, of outstanding options was 3.8 years and 3.9 years at June 30, 2011 and 2010, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $51.30 as of June 30, 2011, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2011, the aggregate intrinsic value of options outstanding was $198 million, of which $184 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Aggregate intrinsic value of stock options exercised	$24	$6	$65	$21
Cash received from the exercise of stock options	39	28	121	60
Tax benefit realized from the exercise of stock options	5	3	12	4

Unamortized deferred compensation expense, which includes both options and awards, amounted to $321 million as of June 30, 2011, with a remaining weighted-average amortization period of approximately 2.1 years.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties.  As of June 30, 2011, all net derivative positions were free of credit risk contingent features.  In addition, Aon did not receive or pledge collateral for any derivatives as of June 30, 2011.

The notional and fair values of derivative instruments are as follows (in millions):

			Derivative Assets (1)		Derivative Liabilities (2)
	Notional Amount		Fair Value		Fair Value
	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010	June 30, 2011	Dec. 31, 2010
Derivatives accounted for as hedges:

Interest rate contracts	$1,526	$1,326	$13	$15	$—	$—
Foreign exchange contracts	1,548	1,522	109	157	152	157
Total	3,074	2,848	122	172	152	157

Derivatives not accounted for as hedges:

Foreign exchange contracts	197	238	1	2	4	1
Total	$3,271	$3,086	$123	$174	$156	$158

(1) Included within Other assets

(2) Included within Other Liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
Cash Flow Hedges:
Interest rate contracts (1)	$—	$—	$(2)	$2
Foreign exchange contracts (2)	(22)	(65)	(21)	(140)
Total	(22)	(65)	(23)	(138)

Foreign Net Investment Hedges:
Foreign exchange contracts	$(4)	$132	$(17)	$205

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):

Cash Flow Hedges:
Interest rate contracts (1)	$—	$5	$—	$11
Foreign exchange contracts (2)	(18)	(67)	(15)	(106)
Total	(18)	(62)	(15)	(95)

Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$—	$—	$—

(1) Included within Fiduciary investment income and Interest expense

(2) Included within Other general expenses and Interest expense

	Three months ended June 30,				Six months ended June 30,
	Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item (2)		Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Fair value hedges:
Foreign exchange contracts	$5	$5	$(4)	$(5)	$(2)	$12	$4	$(11)

(1) Relates to fixed rate debt

(2) Included in Interest expense

It is estimated that approximately $22 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and six months ended June 30, 2011 and 2010 was negligible.

In the second quarter 2011, Aon recorded a gain of $1 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges.  For the first six months 2011, there was no gain or loss.  In the three and six months ended June 30, 2010, Aon recorded a gain of $4 million and $3 million, respectively, in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges.

14.  Variable Interest Entities

Unconsolidated Variable Interest Entities

Aon has an ownership interest in Juniperus Insurance Opportunity Fund Limited (“Juniperus”), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks.  Aon has concluded that Juniperus is a VIE.  However, Aon has concluded that it is not the primary beneficiary as it lacks the power to direct the activities of Juniperus that most significantly impact economic performance, and therefore this entity is not consolidated.  The investment in Juniperus is accounted for using the equity method of accounting.

The Company’s potential loss at June 30, 2011 is limited to its investment in Juniperus of $59 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	June 30, 2011	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,974	$2,924	$50	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	13	—	13	—
Foreign exchange contracts	110	—	110	—

Liabilities:
Derivatives
Foreign exchange contracts	156	—	156	—

(1)  Includes $2,924 million of money market funds and $50 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the condensed consolidated statements of financial position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

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

The following table presents the changes in the Level 3 fair-value category (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	Other Investments	Other Investments	Other Investments	Other Investments
Balance at beginning of period	$12	$11	$12	$100
Total gains (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	—	—	(1)
Purchases	—	10	—	9
Transfers (1)	—	—	—	(87)
Balance at end of period	$12	$21	$12	$21

(1) Transfers represent the removal of the investment in PEPS I preferred stock as a result of consolidating PEPS I on January 1, 2010.

There are no realized or unrealized gains or losses related to assets and liabilities measured at fair value using level three inputs included in income for either the three or six months ended June 30, 2011.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$4,479	$4,700	$4,014	$4,172

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

At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York and other regulators, purported classes of clients filed civil litigation against Aon and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories.  The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California.  In the New Jersey actions, the Court dismissed plaintiffs’ federal antitrust and RICO claims in separate orders in August and October 2007, respectively.  In August 2010, the U.S. Court of Appeals for the Third Circuit affirmed the dismissals of most, but not all, of the claims.  In March 2011, Aon entered into a Memorandum of Understanding documenting a settlement of the civil cases consolidated in the U.S. District Court for the District of New Jersey. Under that agreement, Aon will pay $550,000 in exchange for dismissal of the class claims. This agreement remains subject to court approval. Several non-class claims brought by individual plaintiffs who opted out of the class action proceeding will remain pending, but the Company does not believe these present material exposure to the Company individually or in the aggregate.  The outcome of these lawsuits, and any losses or other payments that may result, cannot be predicted at this time.

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

Aon had total letters of credit (“LOCs”) outstanding for approximately $77 million and $71 million at June 30, 2011 and December 31, 2010, respectively.  These letters of credit cover the beneficiaries related to Aon’s Canadian pension plan scheme, secure deductible retentions on Aon’s own workers compensation program, an Aon Hewitt sublease agreement for office space, and one of the U.S. pension plans.  Aon also has issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.  Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $9 million at June 30, 2011.

Aon has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $72 million at June 30, 2011.  In the three and six months ended June 30, 2011, the Company funded $9 million and $12 million, respectively, of these commitments.

Aon expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

17.  Related Party Transactions

During the first six months of 2011, the Company, in the ordinary course of business, provided retail brokerage, consulting and financial advisory services to, and received wholesale brokerage services from, an entity that is controlled by one of the Company’s stockholders.  These transactions were negotiated on an arms-length basis and contain customary terms and conditions.  In the second quarter and first six months of 2011, commissions and fee revenue from these transactions was approximately $2 million.  At June 30, 2011, approximately $0.1 million was due to the Company.

18.  Segment Information

Aon classifies its businesses into two operating segments:  Risk Solutions and HR Solutions.  Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Condensed Consolidated Financial Statements.

Operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon’s chief operating decision-maker uses financial information for the purposes of allocating resources and evaluating performance.  Aon evaluates performance based on stand-alone operating segment operating income and generally accounts for inter-segment revenue as if the revenue were from third parties and at what management believes are current market prices.

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

Aon’s total revenue is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk Solutions	$1,728	$1,587	$3,377	$3,174
HR Solutions	1,090	317	2,207	639
Intersegment elimination	(7)	(6)	(14)	(11)
Total revenue	$2,811	$1,898	$5,570	$3,802

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Retail brokerage	$1,349	$1,214	$2,600	$2,400
Reinsurance brokerage	367	359	754	747
Total Risk Solutions Segment	1,716	1,573	3,354	3,147
Consulting services	546	265	1,115	540
Outsourcing	550	51	1,106	98
Intrasegment	(6)	—	(14)	—
Total HR Solutions Segment	1,090	316	2,207	638
Intersegment	(7)	(6)	(14)	(11)
Total commissions, fees and other revenue	$2,799	$1,883	$5,547	$3,774

Fiduciary investment income by segment is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk Solutions	$12	$14	$23	$27
HR Solutions	—	1	—	1
Total fiduciary investment income	$12	$15	$23	$28

A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Risk Solutions	$355	$305	$661	$562
HR Solutions	115	45	238	94
Unallocated expenses	(36)	(82)	(69)	(115)
Operating income from continuing operations before income taxes	434	268	830	541
Interest income	4	4	10	5
Interest expense	(63)	(33)	(126)	(67)
Other income (expense)	(23)	5	(6)	12
Income from continuing operations before income taxes	$352	$244	$708	$491

Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs and the costs associated with corporate investments.  Interest income represents income earned primarily on operating cash balances and certain income producing securities.  Interest expense represents the cost of worldwide debt obligations.

Other income (expense) consists of equity earnings, realized gains or losses on the sale of investments, gains or losses on the disposal of businesses, and also includes the loss on extinguishment of debt.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY OF SECOND QUARTER 2011 FINANCIAL RESULTS

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

We have committed to our stockholders that we will focus on three key metrics: grow organically, expand margins, and increase earnings per share.  Our performance against these three metrics for the second quarter and first six months of 2011 is as follows:

•                  Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 1% in both the second quarter and first six months of 2011, an improvement compared to the prior year’s organic revenue decline, as global economic conditions begin to stabilize following the economic slowdown that has impacted the global markets since 2008.

•                  Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, for the second quarter was 16.1% for Aon overall, 19.6% for the Risk Solutions segment, and 13.9% for the HR Solutions segment.  For the first six months of 2011, adjusted operating margin was 16.1% for Aon overall, 19.3% for the Risk Solutions segment, and 14.1% for the HR Solutions segment.  Adjusted operating margins declined across both operating segments and for the Company overall compared to the prior year periods.  The decrease is primarily due to higher intangible asset amortization expense in the HR solutions segment and lease abandonment costs in the Risk Solutions segment.

•                  Adjusted diluted earnings per share from continuing operations attributable to Aon’s stockholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $0.83 per share in the second quarter of 2011 and $1.63 per share for the first six months of 2011, compared to $0.81 and $1.65 per share in the second quarter and first six months of 2010, respectively.

Additionally, the following is a summary of our second quarter and first six months 2011 financial results:

•                  For the quarter, revenue increased $913 million, or 48%, to $2.8 billion as a result of acquisitions, primarily Hewitt, net of dispositions, a 6% favorable impact from foreign exchange rates, and 1% growth in organic revenue. Fiduciary investment income decreased $3 million due to the continued decline in global interest rates.  Organic revenue grew 2% in the Risk Solutions segment and was flat in the HR Solutions segment.  Year to date, revenue increased $1.8 billion, or 47%, to $5.6 billion due primarily to an increase from the Hewitt acquisition and other acquisitions, net of dispositions, a 3% favorable impact from foreign exchange rates, and 1% organic revenue growth.

•                  Operating expenses for the quarter were $2.4 billion, an increase of 46% or $747 million over the prior year.   Operating expenses for the first six months of 2011 were $4.7 billion, a 45% or $1.5 billion increase over 2010.  The increase in both periods is primarily a result of the inclusion of operating expenses from the acquisition of Hewitt and other smaller companies, an unfavorable impact from foreign exchange rates, and a $62 million increase in intangible asset amortization expense, partially offset by benefits related to the restructuring initiatives and a decrease in restructuring related expenses.  In addition, the prior year included a $49 million non-cash U.S defined benefit pension plan expense, arising from an adjustment to the market-related value of plan assets.

•                  Operating margin from continuing operations increased to 15.4% in the second quarter 2011 from 14.1% in the second quarter 2010.  The six month operating margin was 14.9% as compared to 14.2% in 2010.

•                  Net income from continuing operations attributable to Aon stockholders for the second quarter 2011 increased $77 million, or 43%, from the second quarter 2010 to $256 million.  Year to date, Net income from continuing operations attributable to Aon stockholders increased $143 million, or 40%, compared to the first six months 2010 to $500 million.

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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Total Aon (1)	Risk Solutions	HR Solutions	Total Aon (1)	Risk Solutions	HR Solutions
Revenue - U.S. GAAP	$2,811	$1,728	$1,090	$5,570	$3,377	$2,207

Operating income - U.S. GAAP	434	355	115	830	661	238
Restructuring charges	14	(17)	31	44	(10)	54
Hewitt related costs	5	—	5	20	—	20
Operating income - as adjusted	$453	$338	$151	$894	$651	$312

Operating margins - U.S. GAAP	15.4%	20.5%	10.6%	14.9%	19.6%	10.8%
Operating margins - as adjusted	16.1%	19.6%	13.9%	16.1%	19.3%	14.1%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	Total Aon (1)	Risk Solutions	HR Solutions	Total Aon (1)	Risk Solutions	HR Solutions
Revenue - U.S. GAAP	$1,898	$1,587	$317	$3,802	$3,174	$639

Operating income - U.S. GAAP	268	305	45	541	562	94
Restructuring charges	31	29	2	107	98	9
Pension Adjustment	49	—	—	49	—	—
Operating income - as adjusted	$348	$334	$47	$697	$660	$103

Operating margins - U.S. GAAP	14.1%	19.2%	14.2%	14.2%	17.7%	14.7%
Operating margins - as adjusted	18.3%	21.0%	14.8%	18.3%	20.8%	16.1%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

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

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	U.S. GAAP	Adjustments	As Adjusted	U.S. GAAP	Adjustments	As Adjusted
Operating Income	$434	$19	$453	$830	$64	$894
Interest income	4	—	4	10	—	10
Interest expense	(63)	—	(63)	(126)	—	(126)
Other income (expense)	(23)	19	(4)	(6)	19	13

Income from continuing operations before income taxes	352	38	390	708	83	791
Income taxes	87	9	96	190	22	212
Income from continuing operations	265	29	294	518	61	579

Less: Net income attributable to noncontrolling interests	9	—	9	18	—	18
Income from continuing operations attributable to Aon stockholders	$256	$29	$285	$500	$61	$561

Diluted earnings per share from continuing operations	$0.75	$0.08	$0.83	$1.45	$0.18	$1.63

Weighted average common shares outstanding - diluted	342.7	342.7	342.7	344.0	344.0	344.0

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.  Currency fluctuations had a favorable impact of $0.03 and $0.01 in the second quarter and first six months 2011, respectively, on adjusted net income from continuing operations per diluted share when the Company translates prior year quarter results at current quarter foreign exchange rates.

Summary of Results

The consolidated results of continuing operations follow (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Commissions, fees and other	$2,799	$1,883	$5,547	$3,774
Fiduciary investment income	12	15	23	28
Total revenue	2,811	1,898	5,570	3,802

Expenses:
Compensation and benefits	1,612	1,169	3,209	2,332
Other general expenses	765	461	1,531	929
Total operating expenses	2,377	1,630	4,740	3,261
Operating income	434	268	830	541
Interest income	4	4	10	5
Interest expense	(63)	(33)	(126)	(67)
Other income (expense)	(23)	5	(6)	12
Operating income from continuing operations	352	244	708	491
Income taxes	87	60	190	121
Net income from continuing operations	265	184	518	370
Income (Loss) from discontinued operations, after-tax	2	(26)	4	(26)
Net income	267	158	522	344
Less: Net income attributable to noncontrolling interests	9	5	18	13
Net income attributable to Aon stockholders	$258	$153	$504	$331

Revenue

Revenue increased by $913 million, or 48%, in the second quarter 2011 compared to 2010, and increased $1.8 billion, or 47%, on a year-to-date basis.  The second quarter increase consists of a $773 million increase in the HR Solutions segment and a $141 million or 9%, increase in the Risk Solutions segment partially offset by a $3 million decrease in Fiduciary investment income.  The increase in the HR Solutions segment compared to the prior year quarter was primarily driven by the Hewitt acquisition and a favorable impact from foreign exchange rates.  Organic revenue in the HR Solutions segment for the quarter was flat compared to 2010.  The 9% increase in the Risk Solutions segment reflects a 6% favorable impact from foreign exchange rates, 2% organic revenue growth, and a 1% increase from acquisitions, net of dispositions.

Revenue for the six months ended June 30, 2011 increased $1.8 billion from the comparable prior year, due to a $1.6 billion increase in HR Solutions and $203 million, or 6%, increase in Risk Solutions partially offset by a $5 million decrease in Fiduciary investment income.  The increase in HR Solutions was primarily driven by the Hewitt acquisition and a 4% favorable impact from foreign exchange rates.  Organic revenue in HR Solutions was flat compared to the first six months 2010.  The 6% increase in the Risk Solutions segment reflects a 3% favorable impact from foreign exchange rates, 2% organic revenue growth, and a 2% increase from acquisition, net of dispositions, partially offset by a $4 million decrease in Fiduciary investment income.

Compensation and Benefits

Compensation and benefits increased $443 million, or 38%, from second quarter 2010.  On a year-to-date basis, Compensation and benefits increased $877 million, or 38%, from last year.  In both periods, the increase was driven by the inclusion of staff costs from acquisitions, primarily the Hewitt and Glenrand acquisitions, and an unfavorable impact from foreign exchange rates, partially offset by the realization of benefits from restructuring initiatives.  In addition, the prior year included a $49 million non-cash U.S. defined benefit pension plan expense, arising from an adjustment to the market-related value of plan assets.

Other General Expenses

Other general expenses for the three and six month periods ended June 30, 2011 compared to the prior year, increased $304 million, or 66%, and $602 million, or 65%, respectively.  The increase for both periods was due largely to the impact of acquisitions, including the Hewitt and Glenrand acquisitions, reflecting the inclusion of operating expenses and a $62 million increase in intangible asset amortization expense.  Excluding the impact from acquisitions, the increase was due primarily from the unfavorable impact of foreign exchange rates and lease termination costs.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the second quarter 2011, Interest income was consistent with the prior year.  For the first six months 2011, Interest income increased $5 million from the comparable period in 2010 due to higher levels of interest bearing assets.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $30 million and $59 million from second quarter and the first six months of 2010, respectively, due mainly to an increase in the level of debt outstanding related to the Hewitt acquisition.

Other Income (Expense)

Other expense was $23 million and $6 million, for the second quarter and first six months 2011, respectively, as compared to Other income of $5 million and $12 million for the second quarter and first six months 2010, respectively.  Other expense in both periods of 2011 includes a $19 million loss on the extinguishment of debt obligations and a $13 million write-down of certain investments that had incurred losses related to earthquakes in New Zealand and Japan.  These losses were partially offset by gains from the sale of certain investments and distributions from certain private equity securities.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the second quarter was $352 million, a 44% increase from $244 million in 2010.  For the first six months 2011, Income from continuing operations before income taxes was $708 million, a 44% increase from $491 million in 2010.  For both periods, the increase in income was driven by the inclusion of Hewitt’s operating results, the positive impact of foreign exchange rates, and 1% of organic revenue growth, which was partially offset by the loss on the extinguishment of debt.

Income Taxes

The effective tax rate on income from continuing operations was 24.7% and 24.5% for the second quarter 2011 and 2010, respectively, and 26.8% and 24.7% for the first six months of 2011 and 2010, respectively.  The 2011 rate reflects changes in the geographical mix of income and the favorable impact of discrete items including a benefit from the resolution of an income tax audit.  Both the 2011 and 2010 tax rates have been favorably impacted by deferred tax adjustments.  The underlying tax rate for continuing operations for 2011 is expected to be approximately 29%.

Income from Continuing Operations Attributable to Aon Stockholders

Income from continuing operations attributable to Aon stockholders for the second quarter increased to $256 million or $0.75 diluted net income per share from $179 million or $0.63 diluted net income per share in 2010.  For the first six months of 2011, Income from continuing operations attributable to Aon stockholders increased to $500 million or $1.45 diluted net income per share from $357 million or $1.27 diluted net income per share in 2010.

Discontinued Operations

Income from discontinued operations was $2 million and $4 million, for the second quarter and first six months 2011, respectively.  There was no diluted per share impact of discontinued operations for the second quarter and the impact was $0.01 for the first six months of 2011.  In the second quarter and first six months 2010, the loss from discontinued operations was $41 million ($0.09 diluted per share impact) and $39 million ($0.09 diluted per share impact), respectively, due primarily to the settlement of legacy litigation.

Restructuring Initiatives

Aon Hewitt Restructuring Plan

On October 14, 2010, we announced a global restructuring plan (“Aon Hewitt Plan”) in connection with the acquisition of Hewitt.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 1,500 to 1,800 job eliminations. We expect these restructuring activities and related expenses to affect continuing operations into 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate realization costs.

From the inception of the Aon Hewitt Plan through June 30, 2011, approximately 860 jobs have been eliminated and total expenses of $106 million have been incurred.  We recorded $31 million and $54 million of restructuring and related charges in the three and six months ended June 30, 2011, respectively.  All costs associated with the Aon Hewitt Plan are included in the HR Solutions segment.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	Second Quarter 2011	Six Months 2011	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$6	$24	$73	$180
Lease consolidation	3	20	25	28	95
Asset impairments	—	4	4	4	47
Other costs associated with restructuring (2)	—	1	1	1	3
Total restructuring and related expenses	$52	$31	$54	$106	$325

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

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013.  We estimate that we realized approximately $34 million and $58 million in restructuring cost savings in the second quarter and first six months of 2011, respectively.  With other integration savings, we expect to achieve approximately $355 million in annual cost savings across Aon Hewitt in 2013, which includes the approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs.  All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

Following the Hewitt acquisition and the associated increase in personnel and property portfolio, we continue to review the propriety of our existing leasehold restructuring accruals based on our current plans.  In the second quarter of 2011, we reoccupied some of our previously vacated leasehold space and therefore determined that certain amounts previously accrued for the space were no longer necessary.  The reversal of these accruals for each of our restructuring plans are discussed below.  In addition, the reoccupation of this space resulted in expenses that had previously been included as part of lease consolidation  costs being reversed and included within Other general expenses.  The impact on each of our restructuring plans is discussed below.

Aon Benfield Restructuring Plan

We announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our 2008 merger with Benfield.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 730 job eliminations. Additionally, duplicate space and assets will be abandoned.  We originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings.  During 2009, we reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated.

We recorded a net restructuring benefit of $12 million and $5 million in the three and six months ended June 30, 2011, respectively.  Included in this benefit is $17 million related to the reversal of accruals associated with reoccupying leasehold space.  In addition, $6 million of lease expenses were recorded as part of Other general expenses that were previously included as lease consolidation costs.

We recorded $6 million and $15 million of restructuring and related charges in the three and six months ended June 30, 2010, respectively.

We currently estimate the Aon Benfield Plan will result in cumulative costs totaling approximately $138 million, of which $55 million was recorded as part of the purchase price allocation, $76 million has been recorded in earnings from inception to date, and an estimated additional $7 million will be recorded in future earnings.

As of June 30, 2011, approximately 705 jobs have been eliminated under the Aon Benfield Plan. Total payments of $116 million have been made under the Aon Benfield Plan, from inception to date.

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

The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	Second Quarter 2011	Six Months 2011	Total Inception to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$15	$4	$11	$96	$101
Lease consolidation	22	14	7	(16)	(16)	27	29
Asset impairments	—	2	2	—	—	4	4
Other costs associated with restructuring (2)	1	1	2	—	—	4	4
Total restructuring and related expenses	$55	$55	$26	$(12)	$(5)	$131	$138

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

The Aon Benfield Plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $122 million in 2011.  We estimate that we realized approximately $30 million and $59 million of cost savings in the second quarter and first six months 2011, respectively.  The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

2007 Restructuring Plan

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The plan was completed in the fourth quarter of 2010 and we do not expect to incur any further expenses.  In the second quarter of 2011, we recorded a restructuring benefit of $5 million related to the reversal of accruals associated with reoccupied leasehold space.  In addition, $3 million of lease expenses were recorded as part of Other general expenses that were previously included as lease consolidation costs.

We recorded $25 million and $92 million of restructuring and related charges under the 2007 Plan in the three and six months ended June 30, 2010, respectively.

The total cumulative pretax charges for the 2007 Plan is $743 million including costs related to workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring.

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

We believe that our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our stockholders.  Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under our various credit facilities.  Our primary uses of liquidity are operating expenses, principal and interest payments on our debt obligations, capital expenditures, acquisitions, share repurchases, restructuring initiatives, pension obligations and stockholder dividends.

Cash on our balance sheet includes funds available for general corporate purposes.  Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statement of Financial Position, with a corresponding amount in Fiduciary liabilities. The Company is permitted to earn income on these funds and therefore for cash flow presentation purposes, the activity in the funds is shown as a component of our investing cash flows, with a corresponding offset to operating cash flows.  Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for Aon.

Summary Cash Flow table

	Six months ended June 30,
(millions)	2011	2010
Cash provided by (used for) operating activities:
Net income, adjusted for non-cash items	$949	$602
Change in assets and liabilities, excluding funds held on behalf of clients	(530)	(352)
	419	250
Funds held on behalf of clients	742	633
	1,161	883
Cash (used for) provided by investing activities:
Excluding funds held on behalf of clients	180	(143)
Funds held on behalf of clients	(742)	(633)
	(562)	(776)

Cash used for financing activities	(632)	(114)
Effect of exchange rate changes on cash and cash equivalents	(13)	50
Net (decrease) increase in cash and cash equivalents	$(46)	$43

Operating Activities

Net cash provided by operating activities for the first six months 2011 increased $278 million compared to 2010. Excluding the change in funds held on behalf of clients, cash provided by operating activities increased $169 million compared to 2010. The primary contributors to the increased cash flow from operations in 2011, excluding the change in funds held on behalf of clients, were net income (adjusted for non-cash items) of $347 million, reflecting the increase in earnings following the Hewitt acquisition, and a decrease in current income taxes of $122 million, predominately related to a US tax refund of $91 million in 2011. These items were partially offset by a $303 million decrease in accounts payable and accrued liabilities, which declined primarily due to incentive compensation payments. Pension contributions were $178 million and $140 million for the six months ended June 30, 2011 and 2010 respectively.  In 2011, we expect to contribute approximately $412 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2011 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our stockholders.  Although cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, all of which was available at June 30, 2011.  We can access these facilities on a same day, or next day, basis.  Additionally, we believe that we could access capital markets to obtain debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash used for investing activities for the first six months 2011 was $562 million. Excluding the change in funds held on behalf of clients, $180 million was provided by investing activities, primarily comprised of $366 million in sales, net of purchases, of investments, partially offset by capital expenditures of $99 million, and $95 million for the acquisition of businesses, the largest being Glenrand MIB Limited.  Proceeds from the sale of businesses provided $8 million.

Cash used for investing activities for the first six months 2010 was $776 million. Excluding the change in funds held on behalf of clients, $143 million was used by investing activities in 2010, primarily comprised of $17 million in purchases, net of sales, of investments, $65 million for business acquisitions representing 14 acquisitions, the largest being the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services LLC, and capital expenditures of $71 million.  Proceeds from the sale of businesses provided $10 million.

Financing Activities

Cash used for financing activities in the first six months 2011 was $632 million. This was primarily driven by the purchase of $653 million of treasury stock, repayment of $1.5 billion of debt in connection with debt refinancing, and $100 million in cash dividends to shareholders, partially offset by the issuance of $1.5 billion of debt in connection with debt refinancing, proceeds from the exercise of stock options and issuance of shares purchased through the employee stock purchase programs of $162 million.

Cash used for financing activities in the first six months 2010 was $114 million. This was primarily driven by the use of $100 million to purchase treasury stock, $82 million to distribute cash dividends to shareholders, and $77 million to repay debt.  Partially offsetting this usage were proceeds from the exercise of stock options and the issuance of shares purchased through the employee stock purchase program of $81 million, and debt issuance of $75 million.

Cash and Investments

At June 30, 2011, our cash and cash equivalents and short-term investments were $815 million, a decrease of $316 million from December 31, 2010.  Of the total balance as of June 30, 2011, $200 million was restricted as to its use, which was comprised of $123 million of operating funds in the U.K. as required by the Financial Services Authority and $76 million held as collateral for various business purposes.  At June 30, 2011, $198 million of cash and cash equivalents and short-term investments were held in the U.S. and $617 million was held by our subsidiaries in other countries.  Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.3 billion and fiduciary receivables of $7.4 billion at June 30, 2011.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

As of June 30, 2011, our investments in money market funds and highly liquid debt instruments had a fair value of $3.0 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of June 30, 2011 (in millions):

	Balance Sheet Classification
	Cash and Cash	Short-term
Asset Type	Equivalents	Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$300	$—	$1,882	$2,182
Money market funds	—	512	2,412	2,924
Highly liquid debt instruments	—	—	50	50
Other investments due within one year	—	3	—	3
Cash and investments	300	515	4,344	5,159
Fiduciary receivables	—	—	7,416	7,416
Total	$300	$515	$11,760	$12,575

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

In the second quarter 2011, we repurchased 5.8 million shares at an average price per share of $52.52 for a total cost of $303 million.  In the first six months of 2011, we repurchased 12.6 million shares at an average price per share of $51.85, for a total cost of $653 million.  In addition, on June 30, 2011 we repurchased 0.4 million shares for a total cost of $20 million with settlement occurring on July 6, 2011.  These shares are not included in the number of shares repurchased for the second quarter or first six months 2011.  In the second quarter 2010, we repurchased 1.2 million shares at an average price per share of $41.03, for a total cost of $50 million.  In the first six months of 2010, we repurchased 2.4 million shares for a total cost of $100 million.  Since the inception of its share repurchase program in 2005, we have repurchased a total of 124.5 million shares for an aggregate cost of $5.2 billion.  As of

June 30, 2011, we were authorized to purchase up to $1.4 billion of additional shares under the 2010 Share Repurchase Program,

For information regarding share repurchases made during the second quarter of 2011, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Shelf Registration Statement

On June 8, 2009, we filed a registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, preferred stock, common stock and convertible securities.  Our offer and sale of $1.5 billion in unsecured notes on September 7, 2010 to partially finance the Hewitt acquisition and our offer and sale of $500 million in unsecured notes on May 24, 2011 to partially refinance our three-year 2010 Term Loan Facility entered into in connection with the Hewitt acquisition were each issued under this registration statement.  The availability of any further potential liquidity under this shelf registration statement is dependent on investor demand, market conditions and other factors.  There can be no assurance regarding when, or if, we will issue any additional securities under the registration statement.

Credit Facilities

At June 30, 2011, we have a three-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”), which expires in December 2012.  Sixteen banks are participating in the facility, which is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($922 million at June 30, 2011 exchange rates) multi-currency foreign credit facility (“Euro Facility”) available, which expires in October 2015.  At June 30, 2011, we had no borrowings under either of these credit facilities.

For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA of not greater than 3 to 1.  We were in compliance with these and all other covenants as of June 30, 2011.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at August 1, 2011 appear in the table below.

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

Letters of Credit and Other Guarantees

We have total letters of credit outstanding for approximately $77 million at June 30, 2011.  These letters of credit cover the beneficiaries related to our Canadian pension plan scheme, secure deductible retentions on our own workers compensation program, an Aon Hewitt sublease agreement for office space, and one of the U.S. pension plans.  We also have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.  Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $9 million at June 30, 2011.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $72 million at June 30, 2011.  In the three and six months ended June 30, 2011, we funded $9 million and $12 million, respectively, of these commitments.

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

Financial Condition

At June 30, 2011, our net assets of $8.5 billion, representing total assets minus total liabilities, increased from $8.3 billion at December 31, 2010.  Working capital increased $0.4 billion to $1.9 billion.

Borrowings

Total debt at June 30, 2011 was $4.5 billion, an increase of $25 million from December 31, 2010.

On May 24, 2011 we entered into an underwriting agreement for the sale of $500 million of 3.125% unsecured Senior Notes due 2016.  On June 15, 2011, we entered into a Term Credit Agreement for unsecured term loan financing of $450 million (“2011 Term Loan Facility”) due on October 1, 2013.  The variable annual interest rate on the 2011 Term Loan Facility is LIBOR plus an applicable margin, which was approximately 1.56% at June 30, 2011.  We used the net proceeds from the notes issuance and 2011 Term Loan Facility borrowings to repay all amounts outstanding under our $1.0 billion three-year credit agreement dated August 13, 2010 (“2010 Term Loan Facility), which was entered into in connection with the acquisition of Hewitt.  We recorded a $19 million loss on the extinguishment of the 2010 Term Loan Facility as a result of the write-off of the related deferred financing costs, which is included in Other income (expense).

On March 8, 2011, one of our indirect wholly-owned subsidiary issued CAD 375 million ($379 million at June 30, 2011 exchange rates) of 4.76% senior unsecured debt securities, which are due in March 2018 and are guaranteed by us.  We used the net proceeds from the debt issuance to repay our CAD 375 million 5.05% debt securities upon its maturity on April 12, 2011.

Our total debt as a percentage of total capital attributable to Aon stockholders was 35.0% and 35.3% at June 30, 2011 and December 31, 2010, respectively.

Equity

Equity at June 30, 2011 was $8.5 billion, an increase of $0.2 billion from December 31, 2010.  The increase resulted primarily from Net income of $522 million, a decrease in Accumulated other comprehensive loss of $219 million, and stock compensation expense of $121 million.  This increase in Equity was partially offset by share repurchases of $673 million, of which $20 million was purchased on June 30, 2011 and settled on July 6, 2011, and $100 million of dividends to shareholders.

The $219 million decrease in Accumulated other comprehensive loss from December 31, 2010, primarily reflects the following:

•                  positive net foreign currency translation adjustments of $197 million, which was attributable to the weakening of the U.S. dollar against foreign currencies,

•                  a decrease of $27 million in net post-retirement benefit obligations, and

•                  net derivative losses of $5 million.

VARIABLE INTEREST ENTITIES

Unconsolidated Variable Interest Entities

We have an ownership interest in Juniperus Insurance Opportunity Fund Limited, which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks.  We have concluded that Juniperus is a VIE.  However, we have concluded that it is not the primary beneficiary as it lacks the power to direct the activities of Juniperus that most significantly impact economic performance.  The investment in Juniperus is accounted for using the equity method of accounting.

Our potential loss at June 30, 2011 is limited to its investment in Juniperus of $59 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.

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

Risk Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Revenue	$1,728	$1,587	$3,377	$3,174
Operating income	355	305	661	562
Operating margin	20.5%	19.2%	19.6%	17.7%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the second quarter 2011 we continued to see a “soft market”, which began in 2007, in our retail brokerage product line.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, beginning in late 2008 and continuing into second quarter 2011, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 61% of our consolidated total revenues in the second quarter and first six months 2011.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Retail brokerage:
Americas	$682	$616	$1,214	$1,103
International (1)	667	598	1,386	1,297
Total retail brokerage	1,349	1,214	2,600	2,400
Reinsurance brokerage	367	359	754	747
Total	$1,716	$1,573	$3,354	$3,147

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

In the second quarter 2011, commissions, fees and other revenue increased $143 million, or 9%, from 2010 due to a 6% favorable impact from foreign exchange rates, 2% organic revenue growth, and a 1% increase from acquisitions, net of dispositions.  For the first six months 2011, Commissions, fees and other revenue increased $207 million, or 7%, from 2010 driven primarily by a 3% favorable impact from foreign exchange rates, 2% in organic revenue growth, and a 2% increase from acquisitions, net of dispositions.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2011 versus 2010 is as follows:

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Three months ended June 30, 2011	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	11%	2%	6%	3%
International (1)	12	11	(2)	3
Total retail brokerage	11	6	2	3
Reinsurance brokerage	2	5	(1)	(2)
Total	9%	6%	1%	2%

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Six months ended June 30, 2011	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	10%	2%	5%	3%
International (1)	7	5	(1)	3
Total retail brokerage	8	4	1	3
Reinsurance brokerage	1	3	(1)	(1)
Total	7%	3%	2%	2%

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 11% in the second quarter driven by a 6% favorable impact from foreign exchange rates, 3% growth in organic revenue in both the Americas and International operations, and a 2% increase related to acquisitions, net of dispositions. For the first six months 2011, the revenue increase of 8% was driven by 3% growth in organic revenue across the Americas and International operations, a 4% favorable impact from foreign exchange rates, and a 1% increase related to acquisitions, net of dispositions.

Americas Commissions, fees and other revenue increased 11% in the second quarter reflecting a 6% increase from acquisitions, net of dispositions, 3% growth in organic revenue due to continued growth in both Latin America and Affinity projects, and 2% from favorable foreign exchange rates.  For the first six months 2011, revenue increased 10% as a result of a 5% increase from acquisitions, net of dispositions, 3% growth in organic revenue, and 2% impact from favorable foreign exchange rates.  Organic revenue growth increased due to continued growth in Latin America and Affinity products, partially offset by a modest decline in U.S. Retail.

International Commissions, fees and other revenue increased 12% in the second quarter driven by a favorable impact of 11% from foreign exchange rates, and 3% organic revenue growth, which was partially offset by a 2% decrease from dispositions, net of acquisitions.  The 3% organic revenue growth in the second quarter was driven by strong growth in Asia, New Zealand and Africa.  For the first six months 2011, International revenue increased 7%, driven by a 5% favorable impact from foreign exchange rates and 3% in organic revenue growth, partially offset by a 1% decrease from acquisitions, net of dispositions.

Reinsurance brokerage Commissions, fees and other revenue increased 2% in the second quarter compared to prior year, reflecting a 5% increase from favorable foreign exchange rates, partially offset by a 2% decrease in organic revenue, and a 1% decrease from dispositions, net of acquisitions.   The decrease in organic revenue is due primarily to a decline in the capital market transactions and advisory business, partially offset by growth in global treaty placements.  For the first six months 2011, revenue increased 1% reflecting a 3% increase from favorable foreign exchange rates, partially offset by a 1% decrease in organic revenue, and a 1% decrease from dispositions, net of acquisitions.  The decrease in organic revenue on a year-to-date basis is due primarily to a decline in the capital market transactions and advisory business, partially offset by modest growth in facultative placements.

Operating Income

Operating income for the second quarter 2011 increased $50 million, or 16%, from 2010 to $355 million in 2011, and operating income margins increased to 20.5% from 19.2% in 2010.  For the first six months ended 2011, Operating income increased $99 million, or 18%, from 2010 to $661 million in 2011, and operating income margins increased to 19.6% from 17.7% in 2010.  Operating margin improvement in both periods was driven by reduced costs of restructuring initiatives and realization of the benefits of those restructuring plans, which was partially offset by lease termination costs, a decline in fiduciary investment income and the negative impact from foreign exchange rates.

HR Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Revenue	$1,090	$317	$2,207	$639
Operating income	115	45	238	94
Operating margin	10.6%	14.2%	10.8%	14.7%

In October 2010, we completed the acquisition of Hewitt, one of the world’s leading human resource consulting and outsourcing companies.  Hewitt operates globally together with Aon’s existing consulting and outsourcing operations under the newly created Aon Hewitt brand.   Hewitt’s operating results are included in Aon’s results of operations beginning October 1, 2010.

Our HR Solutions segment generated approximately 39% of our consolidated total revenues in 2011 and provides a broad range of human capital services, as follows:

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

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions globally continued into second quarter 2011.  The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $774 million, or 245%, in the second quarter 2011 from 2010, and $1.6 billion, or 246%, on a year-to-date basis.  The second quarter revenue increase was primarily driven by the impact of the Hewitt acquisition and a 6% favorable impact from foreign exchange rates.  The first six months revenue increase was due to acquisitions, primarily Hewitt, net of dispositions, and a 4% favorable impact from foreign exchange rates.  Organic revenue was flat for both the second quarter and first six months 2011.

Commissions, fees and other revenue were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Consulting services	$546	$265	$1,115	$540
Outsourcing	550	51	1,106	98
Intrasegment	(6)	—	(14)	—
Total	$1,090	$316	$2,207	$638

Organic revenue growth for the second quarter and first six months 2011 is detailed in the following reconciliation:

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
	Change	Impact	& Other	Revenue
Consulting services	106%	6%	100%	—%
Outsourcing	978	5	973	—
Intrasegment	N/A	N/A	N/A	N/A
Total	245%	6%	239%	—%

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Six months ended June 30, 2011	Change	Impact	& Other	Revenue
Consulting services	106%	3%	101%	2%
Outsourcing	1,029	4	1,026	(1)
Intrasegment	N/A	N/A	N/A	N/A
Total	246%	4%	242%	—%

Consulting services revenue increased $281 million, or 106%, for the second quarter due primarily to the Hewitt acquisition and a 6% favorable impact from foreign exchange rates.  Organic revenue was flat for the second quarter as growth in global compensation and investment management consulting was offset by a decline in U.S. retirement and health and benefits consulting.  For the first six months 2011, revenue increased $575 million, or 106%, as a result of the Hewitt acquisition, a 3% favorable impact from foreign exchange rates and 2% organic revenue growth, which was driven mainly by growth in global health and benefits and human capital consulting.

Outsourcing revenue increased $499 million, or 978% for the second quarter due primarily to the Hewitt acquisition and a 5% favorable impact from foreign exchange rates.  Organic revenue was flat in the second quarter as an increase in new clients and growth in Point Solutions revenue was offset by a decrease in pricing and a decline in project-related revenue.  For the first six months 2011, revenue increased $1.0 billion, or 1,029%, primarily driven by the Hewitt acquisition and a 4% favorable impact from foreign exchange rates, which was partially offset by a 1% decrease in organic revenue due primarily to price compression and a decline in project-related revenue.

Operating Income

Operating income was $115 million, an increase of $70 million, or 156%, from second quarter 2010.  For the first six months, operating income was $238 million, an increase of $144 million, or 153%, from last year.  For both periods, this increase was principally driven by the acquisition of Hewitt and expense savings driven by operational improvement, partially offset by higher restructuring costs and Hewitt-related integration costs.  Operating margin for this segment was 10.6% in the second quarter, which is a decrease from 14.2% in 2010.  For the first six months 2011, the operating margin was 10.8%, a decrease from 14.7% in 2010.  For both periods, the decrease in operating margin was driven largely by the mix of businesses and the impact of higher intangible amortization expense related to the acquisition of Hewitt.

Unallocated Income and Expense

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income (loss):
Risk Solutions	$355	$305	$661	$562
HR Solutions	115	45	238	94
Unallocated expense	(36)	(82)	(69)	(115)
Operating income	434	268	830	541
Interest income	4	4	10	5
Interest expense	(63)	(33)	(126)	(67)
Other income (expense)	(23)	5	(6)	12
Income from continuing operations before income taxes	$352	$244	$708	$491

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses decreased $46 million to $36 million in the second quarter 2010 and declined $46 million to $69 million for the first six months 2011.  The decrease in both periods was driven by a $49 million one-time pension expense included in the 2010 expense.

Interest income

Interest income consists primarily of income earned on our operating cash balances and other income-producing securities.  It does not include interest earned on funds held on behalf of clients.  Interest income was $4 million in the second quarter 2011, flat from 2010, and $10 million in the first six months 2011, an increase of $5 million from the comparable period in 2010.  This year-to-date increase resulted from higher cash balances.

Interest expense

Interest expense represents the cost of our worldwide debt obligations and it increased $30 million and $59 million from the second quarter and first six months 2010, primarily as a result of the debt issued in connection with the Hewitt acquisition.

Other income (expense)

Other expense was $23 million and $6 million in the second quarter and first six months 2011, respectively, as compared to other income of $5 million and $12 million, respectively, in 2010.  Other expense in both periods includes a $19 million loss on the refinancing of debt obligations and a $13 million write-down of certain investments that incurred losses related to earthquakes in New Zealand and Japan.  These losses were partially offset by gains from the sale of certain investments and distributions from certain private equity securities.

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

•                  our ability to maintain the security and privacy of confidential information belonging to our clients, and in the case of our HR Solutions clients, our clients’ current and former employees;

•                  our ability to innovate and keep pace with rapid and continuing changes in technology, industry standards and client preferences;

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At June 30, 2011, we have hedged approximately 48% and 81% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Diluted earnings per share were positively impacted by approximately $0.02 in the second quarter 2011 and had no impact for the first six months 2011, related to translation losses.  Adjusted diluted earnings per share, a non-GAAP measure as defined under the caption “Review of Consolidated Results’, were positively impacted by approximately $0.03 and $0.01 in the second quarter and first six months 2011, respectively, related to translation losses.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of June 30, 2011.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2011 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the first quarter 2010, the Company commenced a review and subsequent project to replace and upgrade certain core financial systems.  These financial system enhancements and related processes are expected to result in modifications to our internal controls principally in Europe, Middle East and Africa and Latin America, supporting financial transaction processing and reporting.  The implementation of these changes to software and systems is expected to continue to be executed in phases throughout 2011 and into 2012.  Additionally, in the third quarter 2011 we expect to upgrade financial systems relating to our Order-To-Cash PeopleSoft platform used by the HR Solutions North American operations.  Other than the changes above, no changes in Aon’s internal control over financial reporting (as defined in Rule 13a — 15(F) of the Exchange Act) occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  None.

(c)  Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
4/1/11 – 4/30/11		$—	—	$1,665,130,636
5/1/11 – 5/31/11	2,769,500	52.77	2,769,500	1,519,671,507
6/1/11 – 6/30/11	3,002,600	52.20	3,002,600	1,361,969,507
Total	5,772,100	$52.52	5,772,100	1,361,969,507

(1)          Does not include commissions paid to repurchase shares.

(2)   In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion.  As of March 31, 2011, this program was fully utilized upon the repurchase of 118.7 million shares of common stock at an average price (excluding commissions) of $40.97 per share in first quarter 2011, for an aggregate purchase price of $4.6 billion since inception of this stock repurchase program.  In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2.0 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  In the first six months of 2011, we repurchased 12.6 million shares through this program through the open market or in privately negotiated transactions.  In addition, on June 30, 2011 Aon repurchased 0.4 million shares with settlement occurring on July 6, 2011.  These shares are not included in the number of shares repurchased for the second quarter or first six months 2011.  The remaining authorized amount for stock purchase under the 2010 program is $1.4 billion.  Shares may be repurchased through the open market or in privately negotiated transactions.

ITEM 6.  EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

August 4, 2011	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

AON CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit
3.2	Amended and Restated By laws of Aon Corporation — incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 25, 2011.
4.1

Indenture, dated as of September 10, 2010 between Aon Corporation and The Bank of New York Mellon Trust Company, National Association, as trustee — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 10, 2010.

4.2	Form of 3.125% Senior Note due 2016 — incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 27, 2011.
10.1#	Aon Corporation 2011 Incentive Plan — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 25, 2011.
10.2

$450,000,000 Term Credit Agreement Dated as of June 15, 2011 among Aon Corporation, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. as syndication agent, Citigroup Global Markets, Inc., Credit Suisse AG, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, RBS Securities Inc. and Wells Fargo Bank, N.A., as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, RBS Securities Inc. and Wells Fargo Securities, LLC as co-arrangers — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 15, 2011.

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