Form 10-Q
period 2011-09-30
AON CORP
filed 2011-11-04
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Number of shares of common stock, $1.00 par value, outstanding as of September 30, 2011:  323,289,389

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS

Aon Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except per share data)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue
Commissions, fees and other	$2,708	$1,786	$8,255	$5,560
Fiduciary investment income	15	15	38	43
Total revenue	2,723	1,801	8,293	5,603

Expenses
Compensation and benefits	1,634	1,050	4,843	3,382
Other general expenses	748	488	2,279	1,417
Total operating expenses	2,382	1,538	7,122	4,799
Operating income	341	263	1,171	804
Interest income	4	4	14	9
Interest expense	(60)	(50)	(186)	(117)
Other income (expense)	7	(9)	1	3
Income from continuing operations before income taxes	292	208	1,000	699
Income taxes	84	61	274	182
Income from continuing operations	208	147	726	517

Income (loss) from discontinued operations before income taxes	—	1	5	(38)
Income taxes	—	1	1	(12)
Income (loss) from discontinued operations	—	—	4	(26)

Net income	208	147	730	491
Less: Net income attributable to noncontrolling interests	10	3	28	16
Net income attributable to Aon stockholders	$198	$144	$702	$475

Net income (loss) attributable to Aon stockholders
Income from continuing operations	$198	$144	$698	$501
Income (loss) from discontinued operations	—	—	4	(26)
Net income	$198	$144	$702	$475
Basic net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.59	$0.52	$2.07	$1.80
Discontinued operations	—	—	0.01	(0.09)
Net income	$0.59	$0.52	$2.08	$1.71

Diluted net income (loss) per share attributable to Aon stockholders
Continuing operations	$0.59	$0.51	$2.04	$1.78
Discontinued operations	—	—	0.01	(0.10)
Net income	$0.59	$0.51	$2.05	$1.68

Cash dividends per share paid on common stock	$0.15	$0.15	$0.45	$0.45
Weighted average common shares outstanding - basic	332.6	278.7	336.7	277.6
Weighted average common shares outstanding - diluted	336.9	282.2	341.8	281.9

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Financial Position

(millions, except par value)	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$295	$346
Short-term investments	607	785
Receivables, net	2,745	2,701
Fiduciary assets	10,315	10,063
Other current assets	538	624
Total Current Assets	14,500	14,519
Goodwill	8,835	8,647
Intangible assets, net	3,361	3,611
Fixed assets, net	773	781
Investments	254	312
Other non-current assets	1,022	1,112
TOTAL ASSETS	$28,745	$28,982

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$10,315	$10,063
Short-term debt and current portion of long-term debt	163	492
Accounts payable and accrued liabilities	1,611	1,810
Other current liabilities	676	584
Total Current Liabilities	12,765	12,949
Long-term debt	4,415	4,014
Pension and other post employment liabilities	1,543	1,896
Other non-current liabilities	1,743	1,817
TOTAL LIABILITIES	20,466	20,676

EQUITY
Common stock-$1 par value
Authorized: 750 shares (issued: 2011 - 386.4; 2010 - 385.9)	386	386
Additional paid-in capital	3,975	4,000
Retained earnings	8,377	7,861
Treasury stock at cost (shares: 2011 - 63.1; 2010 - 53.6)	(2,605)	(2,079)
Accumulated other comprehensive loss	(1,900)	(1,917)
TOTAL AON STOCKHOLDERS’ EQUITY	8,233	8,251
Noncontrolling interests	46	55
TOTAL EQUITY	8,279	8,306
TOTAL LIABILITIES AND EQUITY	$28,745	$28,982

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total	Comprehensive Income
Balance at December 31, 2010	385.9	$4,386	$7,861	$(2,079)	$(1,917)	$55	$8,306	$532

Net income	—	—	702	—	—	28	730	$730
Shares issued - employee benefit plans	0.5	80	—	—	—	—	80	—
Shares purchased	—	—	—	(828)	—	—	(828)	—
Shares reissued - employee benefit plans	—	(302)	(36)	302	—	—	(36)	—
Tax benefit - employee benefit plans	—	27	—	—	—	—	27	—
Stock compensation expense	—	179	—	—	—	—	179	—
Dividends to stockholders	—	—	(150)	—	—	—	(150)	—
Change in net derivative gains/losses	—	—	—	—	(14)	—	(14)	(14)
Net foreign currency translation adjustments	—	—	—	—	(11)	(1)	(12)	(12)
Net post-retirement benefit obligation	—	—	—	—	42	—	42	42
Purchase of subsidiary shares from noncontrolling interests	—	(9)	—	—	—	(15)	(24)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(21)	(21)	—
Balance at September 30, 2011	386.4	$4,361	$8,377	$(2,605)	$(1,900)	$46	$8,279	$746

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(millions)	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$730	$491
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net	(4)	40
Depreciation of fixed assets	164	93
Amortization of intangible assets	273	86
Stock compensation expense	179	166
Deferred income taxes	3	13
Change in assets and liabilities:
Change in funds held on behalf of clients	626	466
Receivables, net	(36)	(40)
Accounts payable and accrued liabilities	(227)	(297)
Restructuring reserves	(68)	(54)
Current income taxes	172	(14)
Pension and other post employment liabilities	(334)	(95)
Other assets and liabilities	(65)	(61)
CASH PROVIDED BY OPERATING ACTIVITIES	1,413	794

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long term investments	103	82
Purchases of long term investments	(28)	(17)
Net sales (purchases) of short term investments - non-fiduciary	176	(1,692)
Net purchases of short term investments - funds held on behalf of clients	(626)	(466)
Acquisition of businesses, net of cash acquired	(102)	(90)
Proceeds from sale of businesses	9	10
Capital expenditures	(151)	(115)
CASH USED FOR INVESTING ACTIVITIES	(619)	(2,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(828)	(100)
Issuance of stock for employee benefit plans	165	98
Issuance of debt	1,572	1,805
Repayment of debt	(1,523)	(81)
Cash dividends to stockholders	(150)	(123)
Purchase of shares from noncontrolling interests	(24)	(6)
Dividends paid to noncontrolling interests	(21)	(15)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(809)	1,578

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(36)	34
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51)	118
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	346	217
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295	$335

Supplemental disclosures:
Interest paid	$216	$104
Income taxes paid, net of refunds	74	153

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include all normal recurring adjustments that Aon Corporation (“Aon” or the “Company”) considers necessary to present fairly the Company’s Condensed Consolidated Financial Statements for all periods presented.  The Condensed Consolidated Financial Statements include the accounts of Aon and its wholly and majority-owned subsidiaries and variable interest entities (“VIEs”) for which Aon is considered to be the primary beneficiary.  The consolidated financial statements exclude special-purpose entities (“SPEs”) considered VIEs for which Aon is not the primary beneficiary. All material intercompany accounts and transactions have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The presentation of certain amounts in the financial statements and related notes for prior periods has been changed to conform to the presentation in the Annual Report on Form 10-K for the year ended December 31, 2010.  The purchase of shares from noncontrolling interests and dividends paid to noncontrolling interests are now shown separately within financing activities. These amounts were shown in operating activities in the prior year’s presentation. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2011.

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

2.  Accounting Principles and Practices

Changes in Accounting Principles

In September 2011, the Financial Accounting Standards Board (“FASB”) issued final guidance on goodwill impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual two-step test. The current two-step test requires an entity to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1). If the reporting unit’s fair value is less than its carrying amount, Step 2 of the test must be performed to measure the amount of goodwill impairment, if any. The recently issued guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it must perform the two-step test. Otherwise, the two-step test is not required. The guidance is effective for Aon beginning in the first quarter 2012, with earlier adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued guidance that updated principles related to the presentation of comprehensive income. The revised guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance, which must be applied retroactively, is effective for Aon beginning in the first quarter 2012, with earlier adoption permitted. The adoption of this guidance is expected to affect only the presentation of the consolidated financial statements, and will have no effect on the financial condition, results of operations or cash flows of the Company.

On January 1, 2010, the Company adopted guidance requiring additional disclosures for fair value measurements.  The amended guidance required entities to disclose additional information for assets and liabilities that are transferred between levels of the fair value hierarchy.  This guidance also clarified existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The guidance also required entities to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis.  See Note 15 “Fair Value Measurements and Financial Instruments” for these disclosures.

In September 2009, the FASB issued guidance that updated principles related to revenue recognition when there are multiple-element arrangements.  This guidance related to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modified the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  The guidance also expanded the disclosures required for multiple-element revenue arrangements.  The effective date for this guidance was January 1, 2011.  The Company early adopted this guidance in the fourth quarter 2010 and applied its requirements to all revenue arrangements entered into or materially modified after January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3.  Cash and Cash Equivalents

Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less.  Cash and cash equivalents included restricted balances of $183 million and $60 million at September 30, 2011 and December 31, 2010, respectively.  The increase in the restricted balances is primarily due to a requirement for the Company to hold approximately $123 million of operating funds in the U.K.

4.  Other Income (Expense)

Other income (expense) consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Equity earnings (losses)	$5	$(1)	$9	$5
Realized gain on sale of investments	1	—	10	1
Loss on disposal of businesses	—	(8)	(1)	(2)
Loss on extinguishment of debt	—	—	(19)	—
Other	1	—	2	(1)
	$7	$(9)	$1	$3

5.  Acquisitions and Dispositions

Acquisitions

In the nine months ended September 30, 2011, the Company completed the acquisition of one company in the HR Solutions segment and two companies in the Risk Solutions segment, including Glenrand MIB Limited (“Glenrand”).  For the same period in 2010, the Company completed the acquisition of the JP Morgan Compensation and Benefit Strategies Division of JP Morgan Retirement Plan Services, LLC, which is included in the HR Solutions segment, as well as 13 other companies, which are included in the Risk Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions.

	Nine months ended September 30,
(millions)	2011	2010
Consideration	$100	$87

Intangible assets:
Goodwill	$58	$29
Other intangible assets	29	52
	$87	$81

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements from the dates they were acquired.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period.

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

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred.  In the three and nine months ended September 30, 2011, the Company’s HR Solutions segment incurred $22 million and $42 million, respectively, of these Hewitt related costs that are recorded in Other general expenses in the Condensed Consolidated Statements of Income.

The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date.

The following table summarizes the recording of assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts
recorded as of
the acquisition
date
Working capital (1)	$348
Property, equipment, and capitalized software	297
Identifiable intangible assets:
Customer relationships	1,800
Trademarks	890
Technology	215
Other non-current assets (2)	350
Long-term debt	346
Other non-current liabilities (3)	367
Net deferred tax liability (4)	1,034
Net assets acquired	2,153
Goodwill	2,779
Total consideration transferred	$4,932

(1)  Includes cash and cash equivalents, short-term investments, client receivables, other current assets, accounts payable and other current liabilities.

(2) Includes primarily deferred contract costs and long-term investments.

(3) Includes primarily unfavorable lease obligations and deferred contract revenues.

(4) As of the acquisition date, included in Other current assets ($31 million), Other non-current assets ($30 million), Other current liabilities ($7 million) and Other non-current liabilities ($1.1 billion) in the Company’s Condensed Consolidated Statements of Financial Position.

The acquired customer relationships are being amortized over a weighted average life of 12 years.  The technology asset is being amortized over 7 years and trademarks were determined to have indefinite useful lives.

A single estimate of fair value results from a complex series of the Company’s judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company’s judgments used to determine the fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

Dispositions — Continuing Operations

In the nine months ended September 30, 2011, the Company completed the sale of two companies in the Risk Solutions segment.  A pretax loss of $1.8 million was recognized on these sales, which is included in Other income (expense) in the Condensed Consolidated Statements of Income.

Dispositions — Discontinued Operations

Income from discontinued operations of $4 million, which represents proceeds from the sale of businesses in prior periods, was recorded for the nine months ended September 30, 2011. A loss from discontinued operations of $26 million, related primarily to the settlement of legacy litigation, was incurred in the nine months ended September 30, 2010.

6.  Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2011 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2010	$5,549	$3,098	$8,647
Goodwill related to current year acquisitions	54	4	58
Goodwill related to disposals	(2)	—	(2)
Goodwill related to prior year acquisitions	—	67	67
Transfers	(83)	83	—
Foreign currency revaluation and other	11	54	65
Balance as of September 30, 2011	$5,529	$3,306	$8,835

Other intangible assets by asset class are as follows (in millions):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks	$1,024	$—	$1,024	$1,024	$—	$1,024

Intangible assets with finite lives:
Trademarks	4	1	3	3	—	3
Customer Related and Contract Based	2,608	543	2,065	2,605	344	2,261
Marketing, Technology and Other	607	338	269	606	283	323
	$4,243	$882	$3,361	$4,238	$627	$3,611

Amortization expense on intangible assets with finite lives was $91 million and $273 million for the three and nine months ended September 30, 2011, respectively.  Amortization expense on intangible assets with finite lives was $30 million and $86 million for the three and nine months ended September 30, 2010, respectively.

The estimated future amortization for intangible assets as of September 30, 2011 is as follows (in millions):

Remainder of 2011	$88
2012	413
2013	383
2014	333
2015	287
Thereafter	833
$2,337

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

From the inception of the Aon Hewitt Plan through September 30, 2011, approximately 1,030 jobs have been eliminated and total expenses of $132 million have been incurred.  The Company recorded $26 million and $80 million of restructuring and related charges in the three and nine months ended September 30, 2011, respectively.  All costs associated with the Aon Hewitt Plan are included in the HR Solutions segment.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	Third Quarter 2011	Nine Months 2011	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$15	$39	$88	$180
Lease consolidation	3	8	33	36	95
Asset impairments	—	3	7	7	47
Other costs associated with restructuring (2)	—	—	1	1	3
Total restructuring and related expenses	$52	$26	$80	$132	$325

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

Following the Hewitt acquisition and the associated increase in personnel and property portfolio, the Company continues to review the propriety of its existing leasehold restructuring accruals based on its current plans.  In the second quarter of 2011, the Company reoccupied some of its previously vacated leasehold space and therefore determined that certain amounts previously accrued for this space were no longer necessary.  The reversal of these accruals for each of the Company’s restructuring plans is discussed below.  In addition, the reoccupation of this space resulted in expenses that had previously been included as part of lease consolidation costs being reversed and included within Other general expenses.  The impact on each of the Company’s restructuring plans is discussed below.

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its acquisition of Benfield in 2008.  The Aon Benfield Plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 875 job eliminations. Additionally, duplicate space and assets will be abandoned.  The Company originally estimated that the Aon Benfield Plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. The Company currently estimates the Aon Benfield Plan will result in cumulative costs totaling approximately $160 million, of which $53 million was recorded as part of the purchase price allocation, $79 million has been recorded in earnings from inception to date, and an estimated additional $28 million will be recorded in future earnings. The Company expects to incur all remaining costs for the Aon Benfield Plan in the fourth quarter 2011.

The Company recorded $3 million of restructuring and related charges in the three months ended September 30, 2011, and a net restructuring benefit of $2 million in the nine months ended September 30, 2011. Included in this nine month net benefit is $18 million related to the reversal of accruals associated with reoccupying leasehold space. In addition, in the three and nine months ended September 30, 2011, a benefit of $2 million and charges of $4 million, respectively, related to lease expenses were recorded as part of Other general expenses that were previously included as lease restructuring consolidation costs.

The Company recorded $5 million and $20 million of restructuring and related charges in the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, approximately 715 jobs have been eliminated under the Aon Benfield Plan. Total payments of $119 million have been made under the Aon Benfield Plan, from inception to date.

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

The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	Third Quarter 2011	Nine Months 2011	Total Inception to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$15	$3	$14	$99	$125
Lease consolidation	20	14	7	(1)	(17)	24	26
Asset impairments	—	2	2	—	—	4	4
Other costs associated with restructuring (2)	1	1	2	1	1	5	5
Total restructuring and related expenses	$53	$55	$26	$3	$(2)	$132	$160

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

2007 Restructuring Plan

In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The plan was completed in the fourth quarter of 2010 and the Company does not expect to incur any further expenses.  In the three and nine months ended September 30, 2011, the Company recorded a restructuring benefit of $3 million and $8 million, respectively, related to the reversal of accruals associated with reoccupied leasehold space.  In addition, in the three and nine months ended September 30, 2011, $2 million and $5 million, respectively, of lease expenses were recorded as part of Other general expenses that were previously included as restructuring lease consolidation costs.

The Company recorded $3 million and $95 million of restructuring and related charges in the three and nine months ended September 30, 2010, respectively.

The total cumulative pretax charges for the 2007 Plan are $740 million including costs related to workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring.

As of September 30, 2011, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at January 1, 2010	$—	$45	$202	$16	$263
Assumed Hewitt restructuring liability (1)	43	—	—	—	43
Expensed	52	24	92	—	168
Cash payments	(8)	(38)	(178)	(8)	(232)
Foreign exchange translation and other	1	(5)	(3)	2	(5)
Balance at December 31, 2010	88	26	113	10	237
Expensed (2)	73	(2)	(8)	—	63
Cash payments	(70)	(14)	(45)	(2)	(131)
Foreign exchange translation and other	1	(1)	6	—	6
Balance at September 30, 2011	$92	$9	$66	$8	$175

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

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$295	$346
Short-term investments	607	785
Fiduciary assets	4,109	3,489
Investments	254	312
	$5,265	$4,932

The Company’s investments are as follows (in millions):

	September 30,	December 31,
	2011	2010
Equity method investments	$172	$174
Other investments, at cost (1)	67	123
Fixed-maturity securities	15	15
	$254	$312

(1)  The reduction in other investments is primarily due to sales and redemptions.

9.  Debt

At September 30, 2011, the Company had $100 million in commercial paper outstanding as compared to no commercial paper outstanding at September 30, 2010. The Company utilizes the proceeds from the commercial paper market from time to time in order to meet short term working capital needs.

On May 24, 2011 Aon entered into an underwriting agreement for the sale of $500 million of 3.125% unsecured Senior Notes due 2016 (the “Notes”).  On June 15, 2011, Aon entered into a Term Credit Agreement for unsecured term loan financing of $450 million (“2011 Term Loan Facility”) due on October 1, 2013.  The 2011 Term Loan Facility is a variable rate loan that is based on LIBOR plus a margin and at September 30, 2011, the effective annualized rate was approximately 1.56%.  The Company used the net proceeds from the Notes issuance and 2011 Term Loan Facility borrowings to repay all amounts outstanding under its $1.0 billion three-year credit agreement dated August 13, 2010 (“2010 Term Loan Facility”), which was entered into in connection with the acquisition of Hewitt.  The Company recorded a $19 million loss on the extinguishment of the 2010 Term Loan Facility as a result of the write-off of the related deferred financing costs, which is included in Other income (expense) in the Condensed Consolidated Statements of Income.

On March 8, 2011, an indirect wholly-owned subsidiary of Aon issued CAD 375 million ($363 million at September 30, 2011 exchange rates) of 4.76% senior unsecured debt securities, which are due in March 2018 and are guaranteed by the Company.  The Company used the net proceeds from this issuance to repay its CAD 375 million 5.05% debt securities upon their maturity on April 12, 2011.

10.  Stockholders’ Equity

Common Stock

In 2007, Aon’s Board of Directors increased the Company’s authorized share repurchase program to $4.6 billion.  In January 2010, the Company’s Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased (“2010 Share Repurchase

Program”).  Repurchases under the 2010 Share Repurchase Program commenced in the first quarter 2011, upon conclusion of the prior program.  Shares may be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs, from time to time, based on prevailing market conditions, and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.

In the third quarter 2011, Aon repurchased 3.8 million shares at an average price per share of $45.61 for a total cost of $175 million.  In the first nine months of 2011, Aon repurchased 16.4 million shares at an average price per share of $50.39, for a total cost of $828 million.  In the third quarter 2010, Aon did not repurchase any shares.  In the first nine months of 2010, Aon repurchased 2.4 million shares for a total cost of $100 million.  Since the inception of its share repurchase program in 2005, Aon has repurchased a total of 128.3 million shares for an aggregate cost of $5.4 billion.  As of September 30, 2011, Aon was authorized to purchase up to $1.2 billion of additional shares under the 2010 Share Repurchase Program.

In the nine months ended September 30, 2011, Aon issued 0.5 million shares of common stock in relation to the exercise of options issued to former holders of Hewitt options as part of the Hewitt acquisition.  In addition, in the nine months ended September 30, 2011 Aon reissued 6.7 million shares of treasury stock for employee benefit programs and 0.2 million shares in connection with employee stock purchase plans.  In the nine months ended September 30, 2010, Aon reissued 6.8 million shares of treasury stock for employee benefit programs and 0.3 million shares in connection with employee stock purchase plans.

Participating Securities

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore, are included in computing basic and diluted earnings per share using the two class method.  Certain of Aon’s restricted stock awards allow the holder to receive a non-forfeitable dividend equivalent.

Income from continuing operations, income (loss) from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Income from continuing operations	$3	$3	$11	$11
Income (loss) from discontinued operations	—	—	—	(1)
Net income	$3	$3	$11	$10

Weighted average shares outstanding are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Shares for basic earnings per share (1)	332.6	278.7	336.7	277.6
Common stock equivalents	4.3	3.5	5.1	4.3
Shares for diluted earnings per share	336.9	282.2	341.8	281.9

(1)  Includes 5.2 million and 5.8 million of participating securities for the three months ended September 30, 2011 and 2010, respectively, and 5.5 million and 6.1 million of participating securities for the nine months ended September 30, 2011 and 2010, respectively.

Certain common stock equivalents, primarily related to stock options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 1.0 million and 5.1 million for the three month periods ended September 30, 2011 and 2010, respectively.  The number of shares excluded from the calculation was 0.1 million and 5.0 million for the nine month periods ended September 30, 2011 and 2010, respectively.

Other Comprehensive Income (Loss)

The components of other comprehensive income (loss), net of related tax, are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net change in derivative (losses) gains	(9)	2	(14)	(24)
Net foreign currency translation adjustments	(209)	207	(12)	(66)
Net post-retirement benefit obligations	15	13	42	68
Total other comprehensive (loss) income	(203)	222	16	(22)
Less: other comprehensive (loss) income attributable to noncontrolling interests	(1)	5	(1)	16
Other comprehensive (loss) income attributable to Aon stockholders	$(202)	$217	$17	$(38)

The components of Accumulated other comprehensive loss, net of related tax, are as follows (in millions):

	September 30, 2011	December 31, 2010
Net derivative losses	$(38)	$(24)
Net foreign currency translation adjustments	157	168
Net post-retirement benefit obligations	(2,019)	(2,061)
Accumulated other comprehensive loss, net of tax	$(1,900)	$(1,917)

11.   Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the material international plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended September 30,
	U.S.		International
	2011	2010	2011	2010
Service cost	$—	$—	$5	$3
Interest cost	31	32	67	61
Expected return on plan assets	(30)	(30)	(73)	(60)
Amortization of net loss	8	7	14	14
Net periodic benefit cost	$9	$9	$13	$18

	Nine months ended September 30,
	U.S.		International
	2011	2010	2011	2010
Service cost	$—	$—	$15	$9
Interest cost	92	93	201	183
Expected return on plan assets	(90)	(89)	(217)	(177)
Amortization of net loss	23	18	41	40
Net periodic benefit cost	$25	$22	$40	$55

Based on current assumptions, in 2011, Aon plans to contribute $114 million and $365 million to its U.S. and material international defined benefit pension plans, respectively.  For the first nine months of 2011, contributions of $96 million have been made to the Company’s U.S. pension plans and $292 million have been made to its material international pension plans.

12.  Stock Compensation Plans

The following table summarizes stock-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Restricted stock units (“RSUs”)	$31	$29	$108	$99
Performance plans	24	10	59	51
Stock options	2	3	7	13
Employee stock purchase plans	2	1	5	3
Total stock-based compensation expense	$59	$43	$179	$166

Stock Awards

In the first nine months of 2011, the Company granted approximately 1.2 million shares in connection with the 2008 Leadership Performance Plan cycle, 0.3 million shares related to a 2006 performance plan, and restricted shares of approximately 3.3 million in connection with the Company’s incentive compensation plans.  In the first nine months of 2010, the Company granted approximately 1.7 million shares in connection with the completion of the 2007 Leadership Performance Plan cycle and restricted shares of approximately 3.3 million in connection with the Company’s incentive compensation plans.

A summary of the status of Aon’s non-vested stock awards is as follows (shares in thousands):

	Nine months ended September 30,
	2011		2010
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	10,674	$38	12,850	$36
Granted	4,831	50	4,984	39
Vested	(4,850)	42	(6,288)	35
Forfeited	(410)	39	(412)	38
Non-vested at end of period	10,245	42	11,134	38

(1) Represents per share weighted average fair value of award at date of grant

Information regarding Aon’s performance-based plans follows (shares in thousands, dollars in millions):

	As of September 30,
	2011	2010
Potential RSUs to be issued based on current performance levels	5,791	4,883
Unamortized expense, based on current performance levels	$107	$107

Stock Options

In connection with its incentive compensation plans, in the third quarter of 2011 the Company did not grant any options.  In the first nine months of 2011 and 2010, the Company granted 80,000 stock options at $53 per share and 143,000 stock options at $38 per share, respectively.

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Weighted average volatility	N/A	27.8%	26.1%	28.5%
Expected dividend yield	N/A	1.6%	1.3%	1.6%
Risk-free rate	N/A	2.2%	2.2%	3.0%

Weighted average expected life, in years	N/A	6.1	5.5	6.1
Weighted average estimated fair value per share	N/A	$9.13	$10.92	$10.37

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2011		2010
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	13,919	$32	15,937	$33
Granted	80	53	142	38
Exercised	(3,781)	32	(2,382)	30
Forfeited and expired	(300)	37	(402)	34
Outstanding at end of period	9,918	32	13,295	33
Exercisable at end of period	8,566	30	10,535	32

The weighted average remaining contractual life, in years, of outstanding options was 3.3 years and 3.6 years at September 30, 2011 and 2010, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $41.98 as of September 30, 2011, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2011, the aggregate intrinsic value of options outstanding was $105 million, of which $101 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Aggregate intrinsic value of stock options exercised	$4	$5	$69	$26
Cash received from the exercise of stock options	8	12	129	71
Tax benefit realized from the exercise of stock options	—	—	12	4

Unamortized deferred compensation expense, which includes both options and awards, amounted to $294 million as of September 30, 2011, with a remaining weighted-average amortization period of approximately 2.0 years.

13.  Derivatives and Hedging

Aon is exposed to risk from changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, Aon enters into various derivative transactions that reduce Aon’s market risks by creating offsetting exposures.  Aon does not enter into derivative transactions for trading or speculative purposes.

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

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to Aon.  Aon has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  Aon monitors the credit-worthiness of, and exposure to, its counterparties.  As of September 30, 2011, all net derivative positions were free of credit risk contingent features.  In addition, Aon did not receive or pledge collateral for any derivatives as of September 30, 2011.

The notional and fair values of derivative instruments are as follows (in millions):

			Derivative Assets (1)		Derivative Liabilities (2)
	Notional Amount		Fair Value		Fair Value
	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Derivatives accounted for as hedges:

Interest rate contracts	$1,452	$1,326	$15	$15	$—	$—
Foreign exchange contracts	1,328	1,522	135	157	172	157
Total	2,780	2,848	150	172	172	157

Derivatives not accounted for as hedges:

Foreign exchange contracts	260	238	2	2	8	1
Total	$3,040	$3,086	$152	$174	$180	$158

(1) Included within Other assets

(2) Included within Other liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2011 and 2010 are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:

Cash Flow Hedges:
Interest rate contracts (1)	$1	$(12)	$(1)	$(10)
Foreign exchange contracts (2)	(10)	41	(31)	(99)
Total	(9)	29	(32)	(109)

Foreign Net Investment Hedges:
Foreign exchange contracts	$13	$(131)	$(4)	$74

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):

Cash Flow Hedges:

Interest rate contracts (1)	$—	$4	$1	$15
Foreign exchange contracts (2)	3	22	(12)	(84)
Total	3	26	(11)	(69)

Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$—	$—	$—

(1) Included within Fiduciary investment income and Interest expense

(2) Included within Other general expenses and Interest expense

	Three months ended September 30,				Nine months ended September 30,
	Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item (2)		Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item (2)
	2011	2010	2011	2010	2011	2010	2011	2010
Fair value hedges:
Foreign exchange contracts	$2	$(2)	$(3)	$2	$—	$10	$1	$(9)

(1) Relates to fixed rate debt

(2) Included in Interest expense

It is estimated that approximately $27 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and nine months ended September 30, 2011 and 2010 was inconsequential.

In both the three and nine months ended September 30, 2011, Aon recorded a loss of $9 million, respectively, in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges. In the three and nine months ended September 30, 2010, Aon recorded a gain of $3 million and $7 million, respectively.

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

The Company’s potential loss at September 30, 2011 is limited to its investment in Juniperus of $60 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.

15.  Fair Value Measurements and Financial Instruments

Accounting standards establish a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	September 30, 2011	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,500	$2,450	$50	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	15	—	15	—
Foreign exchange contracts	137	—	137	—

Liabilities:
Derivatives
Foreign exchange contracts	180	—	180	—

(1)  Includes $2,450 million of money market funds and $50 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the condensed consolidated statements of financial position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

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

The following table presents the changes in the Level 3 fair-value category (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	Other Investments	Other Investments	Other Investments	Other Investments
Balance at beginning of period	$12	$21	$12	$100
Total gains (losses):
Included in earnings	—	—	—	—
Included in other comprehensive income	—	1	—	—
Purchases	—	—	—	—
Sales	—	(10)	—	(1)
Transfers (1)	—	—	—	(87)
Balance at end of period	$12	$12	$12	$12

(1) Transfers represent the removal of the investment in PEPS I preferred stock as a result of consolidating PEPS I on January 1, 2010.

There are no realized or unrealized gains or losses related to assets and liabilities measured at fair value using level three inputs included in income for either the three or six months ended September 30, 2011.

The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$4,415	$4,685	$4,014	$4,172

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

Aon had total letters of credit (“LOCs”) outstanding for approximately $76 million and $71 million at September 30, 2011 and December 31, 2010, respectively.  These letters of credit cover the beneficiaries related to Aon’s Canadian pension plan scheme, secure deductible retentions on Aon’s own workers compensation program, an Aon Hewitt sublease agreement for office space, and one of the U.S. pension plans.  Aon also has issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.  Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $8 million at September 30, 2011.

Aon has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $69 million at September 30, 2011.  In the three and nine months ended September 30, 2011, the Company funded $1 million and $13 million, respectively, of these commitments.

Aon expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

17.  Related Party Transactions

During the first nine months of 2011, the Company, in the ordinary course of business, provided retail brokerage, consulting and financial advisory services to, and received wholesale brokerage services from, an entity that is controlled by one of the Company’s stockholders.  These transactions were negotiated on an arms-length basis and contain customary terms and conditions.  In the three and nine months ended September 30, 2011, commissions and fee revenue from these transactions was approximately $3 million and $5 million, respectively.  At September 30, 2011, an amount less than $0.1 million were due to the Company.

18.  Segment Information

Aon classifies its businesses into two operating segments:  Risk Solutions and HR Solutions.  Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, equal to the amounts in the Condensed Consolidated Financial Statements.

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

Aon’s total revenue is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Risk Solutions	$1,617	$1,484	$4,994	$4,658
HR Solutions	1,112	321	3,319	960
Intersegment elimination	(6)	(4)	(20)	(15)
Total revenue	$2,723	$1,801	$8,293	$5,603

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Retail brokerage	$1,237	$1,108	$3,837	$3,508
Reinsurance brokerage	365	361	1,119	1,108
Total Risk Solutions Segment	1,602	1,469	4,956	4,616
Consulting services	555	268	1,670	808
Outsourcing	561	53	1,667	151
Intrasegment	(4)	—	(18)	—
Total HR Solutions Segment	1,112	321	3,319	959
Intersegment	(6)	(4)	(20)	(15)
Total commissions, fees and other revenue	$2,708	$1,786	$8,255	$5,560

Fiduciary investment income by segment is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Risk Solutions	$15	$15	$38	$42
HR Solutions	—	—	—	1
Total fiduciary investment income	$15	$15	$38	$43

A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Risk Solutions	$308	$258	$969	$820
HR Solutions	77	54	315	148
Unallocated expenses	(44)	(49)	(113)	(164)
Operating income from continuing operations before income taxes	341	263	1,171	804
Interest income	4	4	14	9
Interest expense	(60)	(50)	(186)	(117)
Other (expense) income	7	(9)	1	3
Income from continuing operations before income taxes	$292	$208	$1,000	$699

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

EXECUTIVE SUMMARY OF THIRD QUARTER 2011 FINANCIAL RESULTS

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

We focus on three key metrics each quarter that we communicate to shareholders.  Our performance against these three metrics for the third quarter and first nine months of 2011 is as follows:

•                  Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 1% in both the third quarter and first nine months of 2011, an improvement compared to flat organic revenue growth in the third quarter 2010 and a 1% decline in the first nine months of 2010, as global economic conditions begin to stabilize following the economic slowdown that has impacted the global markets since 2008 with cautionary discretionary spend.

•                  Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, for the third quarter was 14.3% for Aon overall, 19.0% for the Risk Solutions segment, and 11.2% for the HR Solutions segment.  For the nine months ended September 30, 2011, adjusted operating margin was 15.5% for Aon overall, 19.2% for the Risk Solutions segment and 13.2% for the HR Solutions segment.  Adjusted operating margins for both the quarter and first nine months declined across HR Solutions and for the Company overall compared to the prior year periods primarily due to higher intangible asset amortization expense associated with the acquisition of Hewitt, which is included in our results beginning October 1, 2010.  Risk Solutions segment adjusted operating margins increased for the quarter compared to the same quarter in the prior year due to organic revenue growth, however; decreased for the first nine months as revenue growth was partially offset by lease abandonment costs.

•                  Adjusted diluted earnings per share from continuing operations attributable to Aon’s stockholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $0.69 per share in the third quarter of 2011 and $2.32 per share for the first nine months of 2011, compared to $0.61 and $2.26 per share in the third quarter and first nine months of 2010, respectively.

Additionally, the following is a summary of our third quarter and first nine months 2011 financial results:

•                  For the quarter, revenue increased $922 million, or 51%, to $2.7 billion as a result of acquisitions, primarily Hewitt, net of dispositions, a 5% favorable impact from foreign exchange rates, and 1% growth in organic revenue. Fiduciary investment income was essentially flat when compared to the prior year.  Organic revenue grew 3% in the Risk Solutions segment and declined 2% in  the HR Solutions segment.  Year to date, revenue increased $2.7 billion, or 48%, to $8.3 billion due primarily to an increase from the Hewitt acquisition and other acquisitions, net of dispositions, a 4% favorable impact from foreign exchange rates, and 1% organic revenue growth.

•                  Operating expenses for the quarter were $2.4 billion, an increase of 55% or $844 million over the prior year.   Operating expenses for the first nine months of 2011 were $7.1 billion, a 48% or $2.3 billion increase over 2010.  The increase in both periods is primarily a result of the inclusion of operating expenses from acquisitions, primarily Hewitt, and an unfavorable impact from foreign exchange rates.   Increases in intangible asset amortization expense of  $61 million and $187 million for the quarter and first nine months, respectively, were partially offset by benefits related to the restructuring initiatives and a decrease in restructuring related expenses.  In addition, the first nine months of prior year included a $49 million non-cash U.S defined benefit pension plan expense, arising from an adjustment to the market-related value of plan assets.

•                  Operating margin from continuing operations decreased to 12.5% in the third quarter 2011 from 14.6% in the third quarter 2010.  Operating margin was 14.1% as compared to 14.3% in the nine months ended September 30, 2011 and 2010, respectively.

•                  Net income from continuing operations attributable to Aon stockholders for the third quarter 2011 increased $54 million, or 38%, from the third quarter 2010 to $198 million.  Year to date, Net income from continuing operations attributable to Aon stockholders increased $197 million, or 39%, compared to the first nine months 2010 to $698 million.

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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Total Aon (1)	Risk Solutions	HR Solutions	Total Aon (1)	Risk Solutions	HR Solutions
Revenue - U.S. GAAP	$2,723	$1,617	$1,112	$8,293	$4,994	$3,319

Operating income - U.S. GAAP	$341	$308	$77	$1,171	$969	$315
Restructuring charges	26	—	26	70	(10)	80
Pension adjustment	—	—	—	—	—	—
Hewitt related costs	22	—	22	42	—	42
Operating income - as adjusted	$389	$308	$125	$1,283	$959	$437

Operating margins - U.S. GAAP	12.5%	19.0%	6.9%	14.1%	19.4%	9.5%
Operating margins - as adjusted	14.3%	19.0%	11.2%	15.5%	19.2%	13.2%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Total Aon (1)	Risk Solutions	HR Solutions	Total Aon (1)	Risk Solutions	HR Solutions
Revenue - U.S. GAAP	$1,801	$1,484	$321	$5,603	$4,658	$960

Operating income - U.S. GAAP	$263	$258	$54	$804	$820	$148
Restructuring charges	8	8	—	115	106	9
Pension adjustment	—	—	—	49	—	—
Hewitt related costs	19	—	1	19	—	1
Operating income - as adjusted	$290	$266	$55	$987	$926	$158

Operating margins - U.S. GAAP	14.6%	17.4%	16.8%	14.3%	17.6%	15.4%
Operating margins - as adjusted	16.1%	17.9%	17.1%	17.6%	19.9%	16.5%

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

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	U.S. GAAP	Adjustments	As Adjusted	U.S. GAAP	Adjustments	As Adjusted
Operating Income	$341	$48	$389	$1,171	$112	$1,283
Interest income	4	—	4	14	—	14
Interest expense	(60)	—	(60)	(186)	—	(186)
Other income	7	—	7	1	19	20
Income from continuing operations before income taxes	292	48	340	1,000	131	1,131
Income taxes	84	14	98	274	36	310
Income from continuing operations	208	34	242	726	95	821
Less: Net income attributable to noncontrolling interests	10	—	10	28	—	28
Income from continuing operations attributable to Aon stockholders	$198	$34	$232	$698	$95	$793
Diluted earnings per share from continuing operations	$0.59	$0.10	$0.69	$2.04	$0.28	$2.32
Weighted average common shares outstanding - diluted	336.9	336.9	336.9	341.8	341.8	341.8

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.  Currency fluctuations had a favorable impact of $0.03 and $0.04 in the third quarter and first nine months 2011, respectively, on adjusted net income from continuing operations per diluted share when the Company translates prior year quarter results at current quarter foreign exchange rates.

Summary of Results

The consolidated results of continuing operations follow (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Commissions, fees and other	$2,708	$1,786	$8,255	$5,560
Fiduciary investment income	15	15	38	43
Total revenue	2,723	1,801	8,293	5,603
				—
Expenses:
Compensation and benefits	1,634	1,050	4,843	3,382
Other general expenses	748	488	2,279	1,417
Total operating expenses	2,382	1,538	7,122	4,799
Operating income	341	263	1,171	804
Interest income	4	4	14	9
Interest expense	(60)	(50)	(186)	(117)
Other (expense) income	7	(9)	1	3
Income from continuing operations before income taxes	292	208	1,000	699
Income taxes	84	61	274	182
Income from continuing operations	208	147	726	517
(Loss) income from discontinued operations, after-tax	—	—	4	(26)
Net income	208	147	730	491
Less: Net income attributable to noncontrolling interests	10	3	28	16
Net income attributable to Aon stockholders	$198	$144	$702	$475

Revenue

Revenue increased by $922 million, or 51%, in the third quarter 2011 compared to 2010, and increased $2.7 billion, or 48%, on a year-to-date basis.  The third quarter increase consists of a $791 million increase in the HR Solutions segment and a $133 million, or 9%, increase in the Risk Solutions segment.   Fiduciary investment income was flat to prior year.  The increase in the HR Solutions segment compared to the prior year quarter was primarily driven by the Hewitt acquisition and a favorable impact from foreign exchange rates.  Organic revenue in the HR Solutions segment for the quarter declined 2% compared to 2010.  The 9% increase in the Risk Solutions segment reflects a 5% favorable impact from foreign exchange rates, 3% organic revenue growth, and a 1% increase from acquisitions, net of dispositions.

Revenue for the nine months ended September 30, 2011 increased $2.7 billion from the comparable prior year, due to a $2.4 billion increase in HR Solutions and $340 million, or 7%, increase in Risk Solutions partially offset by a $4 million decrease in Fiduciary investment income.  The increase in HR Solutions was primarily driven by the Hewitt acquisition and a 4% favorable impact from foreign exchange rates.  Organic revenue in HR Solutions was flat compared to the first nine months 2010.  The 7% increase in the Risk Solutions segment reflects a 4% favorable impact from foreign exchange rates, 2% organic revenue growth, and a 1% increase from acquisition, net of dispositions, partially offset by a $5 million decrease in Fiduciary investment income.

Compensation and Benefits

Compensation and benefits increased $584 million, or 56%, from third quarter 2010.  On a year-to-date basis, Compensation and benefits increased $1.5 billion, or 43%, from last year.  In both periods, the increase was driven by the inclusion of staff costs from acquisitions, primarily the Hewitt and Glenrand acquisitions, and an unfavorable impact from foreign exchange rates, partially offset by the realization of benefits from restructuring initiatives. In addition, the first nine months of the prior year included a $49 million non-cash U.S. defined benefit pension plan expense, arising from an adjustment to the market-related value of plan assets.

Other General Expenses

Other general expenses for the three and nine month periods ended September 30, 2011 compared to the prior year increased $260 million, or 53%, and $862 million, or 61%, respectively.  The increase for both periods was due largely to the impact of acquisitions, including the Hewitt and Glenrand acquisitions, reflecting the inclusion of operating expenses and increases in intangible asset amortization expense of $61 million and $187 million for the quarter and first nine months, respectively.  Excluding the impact from acquisitions, the increase was due primarily from the unfavorable impact of foreign exchange rates and lease termination costs.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the third quarter 2011, Interest income was consistent with the prior year.  For the first nine months 2011, Interest income increased $5 million from the comparable period in 2010 due to higher levels of interest bearing assets.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, increased $10 million and $69 million from third quarter and the first nine months of 2010, respectively, due mainly to an increase in the level of debt outstanding related to the Hewitt acquisition.

Other Income (Expense)

Other income was $7 million and $1 million for the third quarter and first nine months 2011, respectively, as compared to Other expense of $9 million and Other income of $3 million for the third quarter and first nine months 2010, respectively.  Gains from the sale of certain investments and distributions from certain private equity securities impacted both the quarter and first nine months.  Offsetting these items for the first nine months, however, were a $19 million loss on the extinguishment of debt obligations and a $13 million write-down of certain investments that had incurred losses related to earthquakes in New Zealand and Japan.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the third quarter was $292 million, a 40% increase from $208 million in 2010.  For the first nine months 2011, Income from continuing operations before income taxes was $1 billion, a 43% increase from $699 million in 2010.  For both periods, the increase in income was driven by the inclusion of Hewitt’s operating results, the positive impact of foreign exchange rates, and 1% of organic revenue growth, which was partially offset by the loss on the extinguishment of debt.

Income Taxes

The effective tax rate on income from continuing operations was 28.9% and 29.4% for the third quarter 2011 and 2010, respectively, and 27.4% and 26.1% for the first nine months of 2011 and 2010, respectively.  The 2011 rate reflects changes in the geographical mix of income and the net favorable impact of discrete items including benefits from the resolution of an income tax audit and the expiration of statutes of limitation.  The tax rate for the first nine months of 2010 was favorably impacted by deferred tax adjustments.  The underlying tax rate for continuing operations for 2011 is expected to be approximately 29%.

Income from Continuing Operations Attributable to Aon Stockholders

Income from continuing operations attributable to Aon stockholders for the third quarter increased to $198 million or $0.59 diluted net income per share from $144 million or $0.51 diluted net income per share in 2010.  For the first nine months of 2011, Income from continuing operations attributable to Aon stockholders increased to $698 million or $2.04 diluted net income per share from $501 million or $1.78 diluted net income per share in 2010.

Discontinued Operations

Income from discontinued operations of $4 million (no per share impact), which represents proceeds from the sale of businesses in prior periods, was recorded for the nine months ended September 30, 2011. A loss from discontinued operations of $26 million ($0.10 per share), related primarily to the settlement of legacy litigation, was incurred in the nine months ended September 30, 2010.

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

From the inception of the Aon Hewitt Plan through September 30, 2011, approximately 1,030 jobs have been eliminated and total expenses of $132 million have been incurred.  We recorded $26 million and $80 million of restructuring and related charges in the three and nine months ended September 30, 2011, respectively.  All costs associated with the Aon Hewitt Plan are included in the HR Solutions segment.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	Third Quarter 2011	Nine Months 2011	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$15	$39	$88	$180
Lease consolidation	3	8	33	36	95
Asset impairments	—	3	7	7	47
Other costs associated with restructuring (2)	—	—	1	1	3
Total restructuring and related expenses	$52	$26	$80	$132	$325

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

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013.  We estimate that we realized approximately $37 million and $95 million in restructuring cost savings in the third quarter and first nine months of 2011, respectively.  With other integration savings, we expect to achieve approximately $355 million in annual cost savings across Aon Hewitt in 2013, which includes the approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs.  All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

Following the Hewitt acquisition and the associated increase in personnel and property portfolio, we continue to review the propriety of our existing leasehold restructuring accruals based on our current plans.  In the second quarter of 2011, we reoccupied some of our previously vacated leasehold space and therefore determined that certain amounts previously accrued for the space were no longer necessary.  The reversal of these accruals for each of our restructuring plans is discussed below.  In addition, the reoccupation of this space resulted in expenses that had previously been included as part of lease consolidation costs being reversed and included within Other general expenses.  The impact on each of our restructuring plans is discussed below.

Aon Benfield Restructuring Plan

We announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with our 2008 merger with Benfield.  The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan includes an estimated 875 job eliminations. Additionally, duplicate space and assets will be abandoned.  We originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings.  We currently estimate the Aon Benfield Plan will result in cumulative costs totaling approximately $160 million, of which $53 million was recorded as part of the purchase price allocation, $79 million has been recorded in earnings from inception to date, and an estimated additional $28 million will be recorded in future earnings. We expect to incur all remaining costs for the Aon Benfield Plan in the fourth quarter 2011.

The Aon Benfield Plan, before any potential reinvestment of savings, is now expected to deliver cumulative cost savings of approximately $139 million in 2012.  We estimate that we realized approximately $30 million and $89 million of cost savings in the third quarter and first nine months 2011, respectively.  The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

We recorded $3 million of restructuring and related charges in the three months ended September 30, 2011, and a net restructuring benefit of $2 million in the nine months ended September 30, 2011. Included in this nine month net benefit is $18 million related to the reversal of accruals associated with reoccupying leasehold space. In addition, in the three and nine months ended September 30, 2011, a benefit of $2 million and charges of $4 million, respectively, related to lease expenses were recorded as part of Other general expenses that were previously included as lease restructuring consolidation costs.

We recorded $5 million and $20 million of restructuring and related charges in the three and nine months ended September 30, 2010, respectively.

As of September 30, 2011, approximately 715 jobs have been eliminated under the Aon Benfield Plan. Total payments of $119 million have been made under the Aon Benfield Plan, from inception to date.

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

The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	Third Quarter 2011	Nine Months 2011	Total Inception to Date	Estimated Total Cost for Restructuring Period (1)
Workforce reduction	$32	$38	$15	$3	$14	$99	$125
Lease consolidation	20	14	7	(1)	(17)	24	26
Asset impairments	—	2	2	—	—	4	4
Other costs associated with restructuring (2)	1	1	2	1	1	5	5
Total restructuring and related expenses	$53	$55	$26	$3	$(2)	$132	$160

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

2007 Restructuring Plan

In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (“2007 Plan”).  The plan was completed in the fourth quarter of 2010 and we do not expect to incur any further expenses.  In the third quarter of 2011, we recorded a restructuring benefit of $3 million related to the reversal of accruals associated with reoccupied leasehold space.  In addition, in the three and nine months ended September 30, 2011, $2 million and $5 million of lease expenses were recorded as part of Other general expenses that were previously included as restructuring lease consolidation costs.

We recorded $3 million and $95 million of restructuring and related charges under the 2007 Plan in the three and nine months ended September 30, 2010, respectively.

The total cumulative pretax charges for the 2007 Plan are $740 million including costs related to workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring.

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

Summary Cash Flow table

	Nine months ended, September 30
(millions)	2011	2010
Cash provided by operating activities:
Net income, adjusted for non-cash items	$1,345	$889
Change in assets and liabilities, excluding funds held on behalf of clients	(558)	(561)
	787	328
Funds held on behalf of clients	626	466
	1,413	794
Cash used for investing activities:
Excluding funds held on behalf of clients	7	(1,822)
Funds held on behalf of clients	(626)	(466)
	(619)	(2,288)

Cash used for financing activities	(809)	1,578
Effect of exchange rate changes on cash and cash equivalents	(36)	34
Net (decrease) increase in cash and cash equivalents	$(51)	$118

Operating Activities

Net cash provided by operating activities for the first nine months 2011 increased $619 million compared to 2010. Excluding the change in funds held on behalf of clients, cash provided by operating activities increased $459 million compared to 2011. The primary contributors to cash flow from operations in 2011, excluding the change in funds held on behalf of clients, were net income (adjusted for non-cash items) of $456 million, partially related to Aon Hewitt earnings in the nine month 2011 results, and current income taxes of $172 million, predominately related to a US tax refund of $91 million in 2011. These items were partially offset by $227 million decrease in accounts payable and accrued liabilities, which declined primarily due to incentive compensation payments. Although receivables, net remained relatively consistent between periods, there was a temporary increase in unbilled receivables of $343 million as compared to June 30, 2011, primarily due to a temporary delay in invoicing HR Solutions’ customers. This increase in unbilled receivables resulted in a temporary decrease in cash collections of approximately $150 million in the three months ended September 30, 2011. We expect this temporary increase in unbilled receivables and the resulting decrease in operating cash flow to reverse and return to historical levels in the near term.  Pension contributions were $388 million and $221 million for the nine months ended September 30, 2011 and 2010 respectively.  In 2011, we expect to contribute approximately $479 million to our pension plans, with the majority attributable to non-U.S. pension plans, and expect 2012 contributions to increase modestly. Our future contributions to our pension plans are subject to changes in foreign exchange rates.

We expect cash generated by operations for 2011 to be sufficient to service our debt and contractual obligations, fund cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our stockholders.  Although 2011 cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, all of which was available and committed at September 30, 2011.  We can access these facilities on a same day, or next day, basis.  Additionally, we believe that we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash used for investing activities for the first nine months 2011 was $619 million. Excluding the change in funds held on behalf of clients, $7 million was provided by investing activities, primarily comprised of $251 million in sales, net of purchases, of investments, and proceeds from the sale of operations of $9 million. This was partially offset by capital expenditures of $151 million, and $102 million for business acquisitions, the largest being Glenrand MIB limited.

Cash used for investing activities was $2.3 billion in 2010, primarily comprised of $2.1 billion in purchases, net of sales, of Short-term investments, including $1.5 billion in restricted funds associated with the Hewitt acquisition, and of $466 million for funds held on behalf of clients. Additionally, business acquisitions were $90 million, representing numerous acquisitions, the largest being JP Morgan Compensation and Benefit Strategies, and capital expenditures were $115 million.

Financing Activities

Cash used by financing activities in the first nine months 2011 was $809 million. This was primarily driven by the purchase of $828 million of treasury stock, repayment of $1,523 million of debt, $150 million in cash dividends to shareholders, $24 million purchase of shares from non controlling interests, and $21 million dividends paid to non controlling interests, partially offset by $1,572 million issuance of debt, and proceeds from the exercise of stock options and issuance of shares purchased through the employee stock purchase programs of $165 million.

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

Cash and Investments

At September 30, 2011, our cash and cash equivalents and short-term investments were $902 million, a decrease of $229 million from December 31, 2010.  Of the total balance as of September 30, 2011, $183 million was restricted as to its use, which was comprised of $123 million of operating funds in the U.K. as required by the Financial Services Authority and $58 million held as collateral for various business purposes.  At September 30, 2011, $114 million of cash and cash equivalents and short-term investments were held in the U.S. and $788 million was held by our subsidiaries in other countries.  Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.1 billion and fiduciary receivables of $6.2 billion at September 30, 2011.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

As of September 30, 2011, our investments in money market funds and highly liquid debt instruments had a fair value of $2.5 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of September 30, 2011 (in millions):

	Balance Sheet Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$295	$—	$2,215	$2,510
Money market funds	—	606	1,844	2,450
Highly liquid debt instruments	—	—	50	50
Other investments due within one year	—	1	—	1
Cash and investments	295	607	4,109	5,011
Fiduciary receivables	—	—	6,206	6,206
Total	$295	$607	$10,315	$11,217

Share Repurchase Program

In the first quarter 2011, we completed the $4.6 billion share repurchase program authorized by our Board of Directors in 2005 and began to repurchase shares under our new share repurchase program which was authorized by our Board of Directors in January 2010. Under the 2010 Share Repurchase Program, we are authorized to repurchase up to $2 billion of common stock.  Shares may be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs, from time to time, based on prevailing market conditions, and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.

In the third quarter 2011, we repurchased 3.8 million shares at an average price per share of $45.61 for a total cost of $175 million.  In the first nine months of 2011, we repurchased 16.4 million shares at an average price per share of $50.39, for a total cost of $828 million. In the third quarter 2010, we did not repurchase any shares.  In the first nine months of 2010, we repurchased 2.4 million shares for a total cost of $100 million.  Since the inception of its share repurchase program in 2005, we have repurchased a total of 128.3 million shares for an aggregate cost of $5.4 billion.  As of

September 30, 2011, we were authorized to purchase up to $1.2 billion of additional shares under the 2010 Share Repurchase Program.

For information regarding share repurchases made during the third quarter of 2011, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

Credit Facilities

At September 30, 2011, we have a three-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”), which expires in December 2012.  Sixteen banks are participating in the facility, which is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($884 million at September 30, 2011 exchange rates) multi-currency foreign credit facility (“Euro Facility”) available, which expires in October 2015.  At September 30, 2011, we had no borrowings under either of these credit facilities.

For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA of not greater than 3 to 1.  We were in compliance with these and all other covenants as of September 30, 2011.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at November 1, 2011 appear in the table below.

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

Letters of Credit and Other Guarantees

We have total letters of credit outstanding for approximately $76 million at September 30, 2011.  These letters of credit cover the beneficiaries related to our Canadian pension plan scheme, secure deductible retentions on our own workers compensation program, an Aon Hewitt sublease agreement for office space, and one of the U.S. pension plans.  We also have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries.  Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $8 million at September 30, 2011.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $69 million at September 30, 2011.  In the three and nine months ended September 30, 2011, we funded $1 million and $13 million, respectively, of these commitments.

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

Financial Condition

At September 30, 2011, our net assets of $8.3 billion, representing total assets minus total liabilities, were flat versus $8.3 billion at December 31, 2010.  Working capital increased $165 million to $1.7 billion.

Borrowings

Total debt at September 30, 2011 was $4.6 billion, an increase of $72 million from December 31, 2010. The increase in total debt from December 31, 2010 was due to $100 million in commercial paper outstanding at September 30, 2011.

On May 24, 2011 we entered into an underwriting agreement for the sale of $500 million of 3.125% unsecured Senior Notes due 2016.  On June 15, 2011, we entered into a Term Credit Agreement for unsecured term loan financing of $450 million (“2011 Term Loan Facility”) due on October 1, 2013.  The variable annual interest rate on the 2011 Term Loan Facility is LIBOR plus an applicable margin, which was approximately 1.56% at September 30, 2011.  We used the net proceeds from the notes issuance and 2011 Term Loan Facility borrowings to repay all amounts outstanding under our $1.0 billion three-year credit agreement dated August 13, 2010 (“2010 Term Loan Facility), which was entered into in connection with the acquisition of Hewitt.  We recorded a $19 million loss on the extinguishment of the 2010 Term Loan Facility as a result of the write-off of the related deferred financing costs, which is included in Other income (expense).

On March 8, 2011, one of our indirect wholly-owned subsidiaries issued CAD 375 million ($363 million at September 30, 2011 exchange rates) of 4.76% senior unsecured debt securities, which are due in March 2018 and are guaranteed by us.  We used the net proceeds from the debt issuance to repay our CAD 375 million 5.05% debt securities upon its maturity on April 12, 2011.

Our total debt as a percentage of total capital attributable to Aon stockholders was 35.7% and 35.3% at September 30, 2011 and December 31, 2010, respectively.

Equity

Equity at September 30, 2011 and December 31, 2010 was $8.3 billion. Accumulated other comprehensive income, net of tax decreased $17 million from December 31, 2010.

The $17 million decrease in Accumulated other comprehensive loss, net of tax from December 31, 2010, primarily reflects the following:

•      positive net foreign currency translation adjustments of $11 million, which was attributable to the weakening of the U.S. dollar against foreign currencies,

•      a decrease of $42 million in net post-retirement benefit obligations, and

•      net derivative losses of $14 million

VARIABLE INTEREST ENTITIES

Unconsolidated Variable Interest Entities

We have an ownership interest in Juniperus Insurance Opportunity Fund Limited, which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks.  We have concluded that Juniperus is a VIE.  However, we have concluded that we are not the primary beneficiary as we lack the power to direct the activities of Juniperus that most significantly impact economic performance.  The investment in Juniperus is accounted for using the equity method of accounting.

Our potential loss at September 30, 2011 is limited to its investment in Juniperus of $60 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position.

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

Risk Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Revenue	$1,617	$1,484	$4,994	$4,658
Operating income	308	258	969	820
Operating margin	19.0%	17.4%	19.4%	17.6%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the third quarter 2011 we continued to see a “soft market”, which began in 2007, in our retail brokerage product line.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds.

Additionally, beginning in late 2008 and continuing into third quarter 2011, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 59% of our consolidated total revenues in the third quarter and first nine months 2011.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Retail brokerage:
Americas	$641	$574	$1,855	$1,677
International (1)	596	534	1,982	1,831
Total retail brokerage	1,237	1,108	3,837	3,508
Reinsurance brokerage	365	361	1,119	1,108
Total	$1,602	$1,469	$4,956	$4,616

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

In the third quarter 2011, commissions, fees and other revenue increased $133 million, or 9%, from 2010 due to a 5% favorable impact from foreign exchange rates, 3% organic revenue growth, and a 1% increase from acquisitions, net of dispositions.  For the first nine months 2011, Commissions, fees and other revenue increased $340 million, or 7%, from 2010 driven primarily by a 4% favorable impact from foreign exchange rates, 2% in organic revenue growth, and a 1% increase from acquisitions, net of dispositions.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2011 versus 2010 is as follows:

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Three months ended September 30, 2011	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	12%	2%	6%	4%
International (1)	12	9	(1)	4
Total retail brokerage	12	5	3	4
Reinsurance brokerage	1	4	(2)	(1)
Total	9%	5%	1%	3%

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Nine months ended September 30, 2011	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	11%	2%	6%	3%
International (1)	8	6	(1)	3
Total retail brokerage	9	4	2	3
Reinsurance brokerage	1	3	(1)	(1)
Total	7%	4%	1%	2%

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue increased 12% in the third quarter driven by a 5% favorable impact from foreign exchange rates, 4% growth in organic revenue in both the Americas and International operations, and a 3% increase related to acquisitions, net of dispositions. For the first nine months 2011, the revenue increase of 9% was driven by a 4% favorable impact from foreign exchange rates, 3% growth in organic revenue across the Americas and International operations, and a 2% increase related to acquisitions, net of dispositions.

Americas Commissions, fees and other revenue increased 12% in the third quarter reflecting a 6% increase from acquisitions, net of dispositions, 4% growth in organic revenue due to growth in Latin America and US Retail and 2% from favorable foreign exchange rates.  For the first nine months 2011, revenue increased 11% as a result of a 6% increase from acquisitions, net of dispositions, 3% growth in organic revenue, and 2% impact from favorable foreign exchange rates.  Organic revenue growth increased due to continued growth in Latin America and Affinity products.

International Commissions, fees and other revenue increased 12% in the third quarter driven by a favorable impact of 9% from foreign exchange rates and 4% organic revenue growth, which was partially offset by a 1% decrease from dispositions, net of acquisitions.  The 4% organic revenue growth in the third quarter was driven by growth in Asia, Australia, New Zealand and Africa. For the first nine months 2011, International revenue increased 8%, driven by a 6% favorable impact from foreign exchange rates and 3% in organic revenue growth, partially offset by a 1% decrease from acquisitions, net of dispositions.

Reinsurance brokerage Commissions, fees and other revenue increased 1% in the third quarter compared to prior year, reflecting a 4% increase from favorable foreign exchange rates, partially offset by a 1% decrease in organic revenue and a 2% decrease from dispositions, net of acquisitions.   The decrease in organic revenue is due primarily to a decline in global facultative placements. For the first nine months 2011, revenue increased 1% reflecting a 3% increase from favorable foreign exchange rates, partially offset by a 1% decrease in organic revenue and a 1% decrease from dispositions, net of acquisitions.  The decrease in organic revenue on a year-to-date basis is due primarily to a decline in the capital market transactions and advisory business and facultative placements.

Operating Income

Operating income for the third quarter 2011 increased $50 million, or 19%, from 2010 to $308 million in 2011, and operating income margins increased to 19.0% from 17.4% in 2010.  For the first nine months ended 2011, Operating income increased $149 million, or 18%, from 2010 to $969 million in 2011, and operating income margins increased to 19.4% from 17.6% in 2010.  Operating margin improvement in both periods was driven by revenue growth, reduced costs of restructuring initiatives and realization of the benefits of those restructuring plans, which was partially offset by a decline in fiduciary investment income and the negative impact from foreign exchange rates. For the nine month period, margin was also adversely impacted by the lease termination cost.

HR Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Revenue	$1,112	$321	$3,319	$960
Operating income	77	54	315	148
Operating margin	6.9%	16.8%	9.5%	15.4%

In October 2010, we completed the acquisition of Hewitt, one of the world’s leading human resource consulting and outsourcing companies.  Hewitt operates globally together with Aon’s existing consulting and outsourcing operations under the newly created Aon Hewitt brand.   Hewitt’s operating results are included in Aon’s results of operations beginning October 1, 2010.

Our HR Solutions segment generated approximately 41% of our consolidated total revenues in the third quarter and first nine months 2011, and provides a broad range of human capital services, as follows:

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

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions globally continued into third quarter 2011.  The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $791 million, or 246%, in the third quarter 2011 from 2010, and $2.4 billion, or 246%, on a year-to-date basis.  The third quarter revenue increase was primarily driven by the impact of the Hewitt acquisition and a 4% favorable impact from foreign exchange rates partially offset by a 2% organic revenue decline.  The first nine months revenue increase was due to acquisitions, primarily Hewitt, net of dispositions, and a 4% favorable impact from foreign exchange rates.  Organic revenue was flat for the first nine months 2011.

Commissions, fees and other revenue were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Consulting services	$555	$268	$1,670	$808
Outsourcing	561	53	1,667	151
Intrasegment	(4)	—	(18)	—
Total	$1,112	$321	$3,319	$959

Organic revenue growth for the third quarter and first nine months 2011 is detailed in the following reconciliation:

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
	Change	Impact	& Other	Revenue
Consulting services	107%	5%	104%	(2)%
Outsourcing	958	3	957	(2)
Intrasegment	N/A	N/A	N/A	N/A
Total	246%	4%	244%	(2)%

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Nine months ended September 30, 2011	Change	Impact	& Other	Revenue
Consulting services	107%	4%	103%	—%
Outsourcing	1,004	4	1,002	(2)
Intrasegment	N/A	N/A	N/A	N/A
Total	246%	4%	242%	—%

Consulting services revenue increased $287 million, or 107%, for the third quarter due primarily to the Hewitt acquisition and a 5% favorable impact from foreign exchange rates.  Organic revenue declined 2% for the third quarter due to a decline in health and benefits and communication consulting partially offset by growth in global compensation and investment management consulting.  For the first nine months 2011, revenue increased $2.4 billion, or 246%, as a result of the Hewitt acquisition and a 4% favorable impact from foreign exchange rates.  Organic revenue growth was flat, which was driven mainly by growth in global compensation, investment management consulting and human capital consulting offset by declines in retirement.

Outsourcing revenue increased $508 million, or 958% for the third quarter due primarily to the Hewitt acquisition and a 3% favorable impact from foreign exchange rates.  Organic revenue declined 2% due to a decline in project related revenue and price compression offset by new client wins.  For the first nine months 2011, revenue increased $1.5 billion, or 1,004%, primarily driven by the Hewitt acquisition and a 4% favorable impact from foreign exchange rates, which was partially offset by a 2% decrease in organic revenue due primarily to price compression and a decline in project-related revenue, offset by new client wins.

Operating Income

Operating income was $77 million, an increase of $23 million, or 43%, from third quarter 2010.  For the first nine months, operating income was $315 million, an increase of $167 million, or 113%, from last year.  For both periods, this increase was principally driven by the acquisition of Hewitt and expense savings driven by operational improvement, partially offset by higher restructuring costs and Hewitt-related integration costs.  Operating margin for this segment was 6.9% in the third quarter, which is a decrease from 16.8% in 2010.  For the first nine months 2011, the operating margin was 9.5%, a decrease from 15.4% in 2010.  For both periods, the decrease in operating margin was driven largely by the impact of higher intangible amortization expense related to the acquisition of Hewitt.

Unallocated Income and Expense

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating income (loss):
Risk Solutions	$308	$258	$969	$820
HR Solutions	77	54	315	148
Unallocated expense	(44)	(49)	(113)	(164)
Operating income	341	263	1,171	804
Interest income	4	4	14	9
Interest expense	(60)	(50)	(186)	(117)
Other income (expense)	7	(9)	1	3
Income from continuing operations before income taxes	$292	$208	$1,000	$699

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses decreased $5 million to $44 million in the third quarter 2010 and declined $51 million to $113 million for the first nine months 2011.  The decrease in the third quarter was driven by $18 million of costs related to the Hewitt acquisition in 2010, offset by an $11 million decrease in the value of life insurance contracts for key executives where Aon is the beneficiary. The decrease for the first nine months was driven by a $49 million one-time pension expense included in the 2010 expense.

Interest income

Interest income consists primarily of income earned on our operating cash balances and other income-producing securities, and does not include interest earned on funds held on behalf of clients.  Interest income was $4 million in the third quarter 2011, flat from 2010, and $14 million in the first nine months 2011, an increase of $5 million from the comparable period in 2010.  This year-to-date increase resulted from higher cash balances.

Interest expense

Interest expense represents the cost of our worldwide debt obligations and increased $10 million and $69 million from the third quarter and first nine months 2010, respectively, primarily as a result of the debt issued in connection with the Hewitt acquisition.

Other income (expense)

Other income was $7 million and $1 million, for the third quarter and first nine months 2011, respectively, as compared to Other expense of $9 million and Other income of $3 million for the third quarter and first nine months 2010, respectively.  Gains from the sale of certain investments and distributions from certain private equity securities impacted both the quarter and first nine months.  Offsetting these items for the first nine months, however, were a $19 million loss on the extinguishment of debt obligations and a $13 million write-down of certain investments that had incurred losses related to earthquakes in New Zealand and Japan.

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

•      our implementation of changes to the methods in which we internally process and monitor transactions;

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At September 30, 2011, we have hedged approximately 41% and 85% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Diluted earnings per share were positively impacted by approximately $0.02 in the third quarter 2011 and $0.03 for the first nine months 2011, related to translation losses.  Adjusted diluted earnings per share, a non-GAAP measure as defined under the caption “Review of Consolidated Results’, were positively impacted by approximately $0.03 and $0.04 in the third quarter and first nine months 2011, respectively, related to translation losses.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of September 30, 2011.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2011 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the first quarter 2010, the Company commenced a review and subsequent project to replace and upgrade certain core financial systems.  These financial system enhancements and related processes are expected to result in modifications to our internal controls principally in Europe, Middle East and Africa and Latin America, supporting financial transaction processing and reporting.  The implementation of these changes to software and systems is expected to continue to be executed in phases throughout 2011 and into 2012. During the third quarter 2011, the Company upgraded the financial systems relating to the Order-To-Cash PeopleSoft platform used by the HR Solutions North American operations. In conjunction with this upgrade, the Company has implemented additional manual controls to mitigate internal control risks and performed testing to ensure data integrity.   Other than the changes above, no changes in Aon’s internal control over financial reporting (as defined in Rule 13a — 15(F) of the Exchange Act) occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  None.

(c)  Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
7/1/11 – 7/31/11	390,100	$51.25	390,100	$1,341,977,624
8/1/11 – 8/31/11	3,447,591	44.97	3,447,591	1,186,934,206
9/1/11 – 9/30/11	—	—	—	1,186,934,206
Total	3,837,691	$45.61	3,837,691	1,186,934,206

(1)   Does not include commissions paid to repurchase shares.

(2)   In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion.  As of March 31, 2011, this program was fully utilized upon the repurchase of 118.7 million shares of common stock at an average price (excluding commissions) of $40.97 per share in first quarter 2011, for an aggregate purchase price of $4.6 billion since inception of this stock repurchase program.  In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2.0 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  In the first nine months of 2011, we repurchased 16.4 million shares through this program through the open market or in privately negotiated transactions. The remaining authorized amount for stock purchase under the 2010 program is $1.2 billion.  Shares may be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs.

ITEM 6.  EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Corporation
(Registrant)

November 4, 2011	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

AON CORPORATION

Exhibit Index

Exhibit Number	Description of Exhibit
10.1	Facility Agreement — Amendment Request Letter, dated as of July 18, 2011 between Aon Corporation and Citibank International plc as agent
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document