Form 10-K
period 2011-12-31
AON CORP
filed 2012-02-24
CIK 315293

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

         As of June 30, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $16,759,298,779 based on the closing sales price as reported on the New York Stock Exchange—Composite Transaction Listing.

         Number of shares of common stock outstanding as of January 31, 2012 was 325,179,163.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Aon Corporation's Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 18, 2012 are incorporated by reference in this Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

 PART I

Item 1.    Business.

OVERVIEW

        Aon Corporation's strategy is to be the preeminent professional service firm in the world, focused on the topics of risk and people. Aon Corporation (which may be referred to as "Aon," "the Company," "we," "us," or "our") is the leading global provider of risk management services, insurance and reinsurance brokerage, and human resource consulting and outsourcing, delivering distinctive client value via innovative and effective risk management and workforce productivity solutions. Aon was incorporated in 1979 under the laws of Delaware, and is the parent corporation of both long-established and acquired companies. We have approximately 62,000 employees and conduct our operations through various subsidiaries in more than 120 countries and sovereignties.

        We serve clients through the following operating segments:

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

        Our clients are globally diversified and include all segments of the economy (individuals through personal lines, mid-market companies and large globally companies) and every industry in the economy in over 120 countries globally. This diversification of customer base provides stability in different economic scenarios that may affect specific industries, customer segments or geographies.

        Over the last five years we have focused our portfolio on higher margin, capital light professional services businesses that have high recurring revenue streams and strong free cash flow generation. Aon drives its capital decision making process around return on invested capital (ROIC), firmly believing this methodology has a higher correlation than any other metric with shareholder value creation. This focus on return on invested capital (ROIC), measured on a cash on cash basis, led to a number of significant portfolio changes: exiting the lower-margin, capital intensive insurance underwriting businesses and investing in Benfield and Hewitt, substantial franchises to grow free cash flow over time.

  •
  In April 2008, we completed the sale of our Combined Insurance Company of America ("CICA") and Sterling Insurance Company ("Sterling") subsidiaries, which represented the majority of the operations of our former Insurance Underwriting segment.

  •
  In August 2009, we completed the sale of our remaining property and casualty insurance underwriting operations that were in run-off. The results of all of these operations are reported in discontinued operations for all periods presented.

  •
  In November 2008, we expanded our Risk Solutions product offerings through the merger with Benfield Group Limited ("Benfield"), a leading independent reinsurance intermediary. Benfield products have been integrated with our existing reinsurance products.

  •
  In October 2010, we completed the acquisition of Hewitt Associates, Inc. ("Hewitt"), one of the world's leading human resource consulting and outsourcing companies. Hewitt operates globally together with Aon's existing consulting and outsourcing operations under the newly created Aon Hewitt brand in our HR Solutions segment.

        Following the acquisitions of Benfield Group in 2008 and Hewitt Associates in 2010, the Company has successfully transformed the portfolio towards higher-margin, capital light professional services businesses with 60% of revenues in Risk Solutions and 40% of total revenues in HR Solutions, resulting in high recurring revenue streams and strong free cash flow generation characteristics.

        On January 13, 2012, we announced as an important part of our global growth strategy, our intention to change our jurisdiction of incorporation from Delaware to the U.K. and move our corporate headquarters to London. The transaction requires a shareholder vote and upon approval is expected to close in the second quarter of 2012. Moving our global headquarters to the U.K. is expected to enhance our focus on growth, product and broking innovations at Aon Broking, talent development and financial flexibility. The transaction is expected to support our strategy and is expected to deliver significant value to our shareholders.

BUSINESS SEGMENTS

Risk Solutions

        The Risk Solutions segment generated approximately 60% of our consolidated total revenues in 2011, and has approximately 32,000 employees worldwide. We provide risk and insurance brokerage and related services in this segment.

Principal Products and Services

        We operate in this segment through two similar transactional product lines: retail brokerage and reinsurance brokerage. In addition, a key component of this business is our risk consulting services.

        Retail brokerage encompasses our retail brokerage services, affinity products, managing general underwriting, placement, and captive management services. The Americas' operations provide products and services to clients in North, Central and South America, the Caribbean, and Bermuda. Our International operations in the United Kingdom; Europe, Middle East and Africa; and Asia Pacific offer similar products and services to clients throughout the rest of the world.

        Our employees draw upon our global network of resources, industry-leading data and analytics, and specialized expertise to deliver value to clients ranging from small and mid-sized businesses to multi-national corporations as well as individuals in need of personal coverage. We work with clients to identify their business needs and help them assess and understand their total cost of risk. Once we have gained an understanding of our clients' risk management needs, we are able to leverage our global network and implement a customized risk approach with local Aon resources. The outcome is a comprehensive risk solution provided locally and personally. The Aon Client Promise® enables our colleagues around the globe to describe, benchmark and price the value we deliver to clients in a unified approach, based on the ten most important criteria that our clients believe are critical to managing their total cost of risk.

        Knowledge and foresight, unparalleled benchmarking and carrier knowledge are the qualities at the heart of our professional services excellence. Delivering superior value to clients and differentiation from competitors will be driven through key Aon Broking initiatives, such as the development of the Global Risk Insight Platform® ("GRIP") in 2010, which uniquely positions us to provide our clients and insurers with additional market insight as well as new product offerings and facilities. GRIP helps insurers strengthen their value proposition to Aon clients by providing them with cutting-edge analytics in preparation for renewal season and business planning consultation regarding strategy, definition of risk appetite, and areas of focus. GRIP provides our clients with insights into market conditions, premium rates and best practices in program design, across all industries and economic centers.

        As a retail broker, we serve as an advisor to clients and facilitate a wide spectrum of risk management solutions for property liability, general liability, professional and directors' and officers' liability, workers' compensation, various healthcare products, as well as other exposures. Our business is comprised of several specialty areas structured around specific product and industry needs.

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

        We act as a broker or intermediary for all classes of reinsurance. We place two main types of property and casualty reinsurance: treaty reinsurance, which involves the transfer of a portfolio of risks, and facultative reinsurance, which entails the transfer of part or all of the coverage provided by a single insurance policy. We also place specialty lines such as professional liability, workers' compensation, accident, life and health.

        We also provide actuarial, enterprise risk management, catastrophe management and rating agency advisory services. We have developed tools and models that help our clients understand the financial implications of natural and man-made catastrophes around the world. Aon Benfield Securities provides global capital management transaction and advisory services for insurance and reinsurance clients. In this capacity, Aon Benfield Securities is recognized as a leader in: (i) the structuring, underwriting and trading of insurance-linked securities; (ii) the arrangement of financing for insurance and reinsurance companies, including Lloyd's syndicates; and (iii) providing advice on strategic and capital alternatives, including mergers and acquisitions. Inpoint is a leading provider of consulting services to the insurance and reinsurance industry, helping carriers improve their performance to achieve growth and profitability.

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

        We typically hold funds on behalf of clients as a result of premiums received from clients and claims due to clients that are in transit from insurers. These funds held on behalf of clients are generally invested in interest-bearing premium trust accounts and can fluctuate significantly depending on when we collect cash from our clients and when premiums are remitted to the insurance carriers. We earn interest on these accounts; however, the principal is segregated and not available for general operating purposes.

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

Seasonality

        The Risk Solutions segment typically experiences higher revenues in the first and fourth calendar quarters of each year, primarily due to the timing of policy renewals.

HR Solutions

        The HR Solutions segment generated approximately 40% of our consolidated total revenues in 2011. With the acquisition of Hewitt in October 2010, this segment now has approximately 30,000 employees worldwide with operations in the U.S., Canada, the U.K., Europe, South Africa, Latin America, and the Asia Pacific region.

Principal Products and Services

        We provide products and services in this segment primarily under the Aon Hewitt brand, which was formed following the acquisition of Hewitt.

        Aon Hewitt works to maximize the value of clients' human resources spending, increase employee productivity, and improve employee performance. Our approach addresses a trend towards more diverse workforces (demographics, nationalities, cultures and work/lifestyle preferences) that require more choices and flexibility among employers — so that they can provide benefit options suited to individual needs.

        We work with our clients to identify options in human resource outsourcing and process improvements. The primary areas where companies choose to use outsourcing services include benefits administration, core human resource processes, workforce and talent management.

        Aon Hewitt offers a broad range of human capital services in the following practice areas:

        Health and Benefits advises clients about structuring, funding, and administering employee benefit programs, which attract, retain, and motivate employees. Benefits consulting and brokerage includes health and welfare, executive benefits, workforce strategies and productivity, absence management, data-driven health, compliance, employee commitment, and elective benefits services. Effective January 1, 2012, the Health and Benefits consulting business will move from the HR Solutions segment to the Risk Solutions segment. The move will allow the business to benefit from a broader global distribution channel and to promote our deep health and benefits capabilities in data and analytics with clients and insurance carriers.

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

        Benefits Administration applies our HR expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions. In addition, we are building and operating health care exchanges that provide employers with a cost effective alternative to traditional employee and retiree healthcare, while helping individuals select the insurance that best meets their needs.

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

        Under the laws of most states in the U.S. and most foreign countries, regulatory authorities have relatively broad discretion with respect to granting, renewing and revoking producers', brokers' and agents' licenses to transact business in the state or country. The operating terms may vary according to the licensing requirements of the particular state or country, which may require, among other things that a firm operates in the state or country through a local corporation. In a few states and countries, licenses may be issued only to individual residents or locally owned business entities. In such cases, our subsidiaries either have such licenses or have arrangements with residents or business entities licensed to act in the state or country.

        Our subsidiaries must comply with laws and regulations of the jurisdictions in which they do business. These laws and regulations are enforced by federal and state agencies in the U.S., by the Financial Services Authority ("FSA") in the U.K., and by various regulatory agencies and other supervisory authorities in other countries through the granting and revoking of licenses to do business, licensing of agents, monitoring of trade practices, policy form approval, limits on commission rates, and mandatory remuneration disclosure requirements.

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

        Further, certain of our business activities within the Risk Solutions segment are governed by other regulatory bodies, including investment, securities and futures licensing authorities. In the U.S., we use Aon Benfield Securities, Inc., a U.S.-registered broker-dealer and investment advisor, member of the Financial Industry Regulatory Authority and Securities Investor Protection Corporation ("FINRA" and "SIPC"), and an indirect, wholly owned subsidiary of Aon, for capital management transaction and advisory services and other broker-dealer activities.

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

Clientele

        Our clients operate in many businesses and industries throughout the world. No one client accounted for more than 1% of our consolidated total revenues in 2011. Additionally, we place insurance with many insurance carriers, none of which individually accounted for more than 10% of the total premiums we placed on behalf of our clients in 2011.

Segmentation of Activity by Type of Service and Geographic Area of Operation

        Financial information relating to the types of services provided by us and the geographic areas of our operations is incorporated herein by reference to Note 18 "Segment Information" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Employees

        At December 31, 2011, we employed approximately 62,000 employees, of which approximately 33,000 worked in the U.S.

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

  •
  the impact of any investigations brought by regulatory authorities in the U.S., U.K. and other countries;

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

  •
  the planned change in global headquarters and jurisdiction of incorporation , or the "reorganization," may not be approved by our stockholders;

  •
  changes in circumstances beyond our control, including changes in foreign or domestic laws, regulatory actions, orders or rulings by foreign or domestic governmental entities, our possible removal from the S&P 500 stock index and the possibility that the Class A Ordinary Shares of Aon's U.K. successor will not be eligible for acceptance by the Depository Trust Company ("DTC") may effectively preclude us from completing the reorganization or reduce or eliminate the benefits Aon expects to achieve from the reorganization;

  •
  the possibility that the expected efficiencies and cost savings from the acquisition of Hewitt will not be realized, or will not be realized within the expected time period;

  •
  the risk that the Hewitt businesses will not be integrated successfully;

  •
  our ability to implement restructuring initiatives and other initiatives intended to yield cost savings, and the ability to achieve those cost savings;

  •
  changes in commercial property and casualty markets and commercial premium rates that could impact revenues;

  •
  the potential of a system or network disruption resulting in operational interruption or improper disclosure of personal data;

  •
  any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act ("FCPA") and non-U.S. anti-corruption laws; and

  •
  changes in costs or assumptions associated with our HR Solutions' outsourcing and consulting arrangements that affect the profitability of these arrangements.

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

Risks relating to the Company generally

Competitive Risks

  An overall decline in economic activity could have a material adverse effect on the financial condition and results of operations of each of our business lines.

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our Risk Solutions business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values. A growing number of insolvencies associated with an economic downturn, especially insolvencies in the insurance industry, could adversely affect our brokerage business through the loss of clients, by hampering our ability to place insurance and reinsurance business or by exposing us to error and omissions claims ("E&O claims").

        The results of our HR Solutions businesses are generally affected by the level of business activity of our clients, which in turn is affected by the level of economic activity in the industries and markets these clients serve. Economic downturns in some markets may cause reductions in technology and discretionary spending by our clients, which may result in reductions in the growth of new business as well as reductions in existing business. If our clients become financially less stable, enter bankruptcy or liquidate their operations, our revenues and/or collectibility of receivables could be adversely affected. In addition, our revenues from many of our outsourcing contracts depend upon the number of our clients' employees or the number of participants in our clients' employee benefit plans and could be adversely affected by layoffs. We may also experience decreased demand for our services as a result of postponed or terminated outsourcing of human resources functions or reductions in the size of our clients' workforce. Reduced demand for our services could increase price competition. Some portion of our services may be considered by our clients to be more discretionary in nature and thus, demand for these services may be impacted by reductions in economic activity.

  We face significant competitive pressures in each of our businesses.

        We believe that competition in our Risk Solutions segment is based on service, product features, price, commission structure, financial strength and name recognition. In particular, we compete with a large number of national, regional and local insurance companies and other financial services providers and brokers.

        Our HR Solutions segment competes with a large number of independent firms and consulting organizations affiliated with accounting, information systems, technology and financial services firms around the world. Many of our competitors in this area are expanding the services they offer in an attempt to gain additional business. Additionally, some competitors have established, and are likely to continue to establish, cooperative relationships among themselves or with third parties to increase their ability to address client needs.

        Competitors in each of our lines of business may have greater financial, technical and marketing resources, larger customer bases, greater name recognition, stronger international presence and more established relationships with their customers and suppliers than we have. In addition, new competitors, alliances among competitors or mergers of competitors could emerge and gain significant market share, and some of our competitors may have or may develop a lower cost structure, adopt more aggressive pricing policies or provide services that gain greater market acceptance than the services that we offer or develop. Large and well-capitalized competitors may be able to respond to the need for technological changes faster, price their services more aggressively, compete for skilled professionals, finance acquisitions, fund internal growth and compete for market share more effectively than we do. In order to respond to increased competition and pricing pressure, we may have to lower our rates, which could have an adverse effect on our revenues and profit margin.

Financial Risks

  Our pension obligations could adversely affect our stockholders' equity, net income, cash flow and liquidity.

        To the extent that the pension obligations associated with our major plans continue to exceed the fair value of the assets supporting those obligations, our financial position and results of operations may be adversely affected. In certain previous years, there have been declines in interest rates. As a result of lower interest rates and investment returns, the present value of plan liabilities increased faster than the value of plan assets, resulting in higher unfunded positions in several of our major pension plans.

        We currently plan to contribute approximately $541 million to our major pension plans in 2012, although we may elect to contribute more. Total cash contributions to these pension plans in 2011 were $477 million, which was an increase of $189 million when compared to 2010.

        The significance of our worldwide pension plans means that our pension expense is comparatively sensitive to various market factors. These factors include equity and bond market returns, the assumed interest rates we use to discount our pension liabilities, foreign exchange rates, rates of inflation, mortality assumptions, potential regulatory and legal changes and counterparty exposure from various investments and derivative contracts, including annuities. Variations in any of these factors could cause significant changes to our financial position and results of operations from year to year.

        The periodic revision of pension assumptions can materially change the present value of expected future benefits, and therefore the funded status of the plans and resulting net periodic pension expense. Changes in our pension benefit obligations and the related net periodic pension expense or credits may occur in the future due to any variance of actual results from our assumptions. As a result, there can be no assurance that we will not experience future changes in the funded status of our plans, stockholders' equity, net income, cash flow and liquidity or that we will not be required to make additional cash contributions in the future beyond those that have been estimated.

  We have debt outstanding that could adversely affect our financial flexibility.

        As of December 31, 2011, we had total consolidated debt outstanding of approximately $4.5 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time debt matures.

        We incurred $2.5 billion of debt to finance the cash portion of the consideration to acquire Hewitt and to refinance Hewitt debt obligations. We refinanced a portion of that debt in 2011. The financial and other covenants to which we have agreed in connection with the incurrence of such debt, and our increased indebtedness and higher debt-to-equity ratio in comparison to recent historical levels may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a relative disadvantage compared to competitors that have less indebtedness and making us more vulnerable to general adverse economic and industry conditions. The increased indebtedness will also increase borrowing costs and the covenants pertaining thereto may also limit our ability to obtain additional financing to fund working capital, capital expenditures, additional acquisitions or general corporate requirements. We will also be required to dedicate a larger portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including working capital, dividends to shareholders, share repurchases, acquisitions, capital expenditures and general corporate purposes.

        We have two primary committed credit facilities outstanding, one for our U.S. operations, the other for our European operations. The U.S. facility totals $400 million and matures in December 2012. It is intended as a back-up against commercial paper or to address capital needs in times of extreme liquidity pressure. The Euro facility totals €650 million ($849 million based on exchange rates at December 31, 2011) and matures in October 2015. It is intended to be used as a revolving working capital line, if necessary, for our European operations. At December 31, 2011, we had no borrowings under either of these credit facilities. Both facilities require certain representations and warranties to be made before drawing and both have similar financial covenants. At December 31, 2011, we could make all representations and warranties and were in compliance with all financial covenants.

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

        A downgrade in the credit ratings of our senior debt and commercial paper could increase our borrowing costs, reduce or eliminate our access to capital, and reduce our financial flexibility. Our senior debt ratings at December 31, 2011 were BBB+ with a stable outlook (Standard & Poor's and Fitch, Inc.) and Baa2 with a stable outlook (Moody's Investor Services). Our commercial paper ratings were A-2 (S&P), F-2 (Fitch) and P-2 (Moody's).

  Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.

        Operating funds available for corporate use and funds held on behalf of clients and insurers were $1.1 billion and $4.2 billion, respectively, at December 31, 2011. These funds are reported in Cash and cash equivalents, Short-term investments, and Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of December 31, 2011, these long-term investments had a carrying value of $239 million. Changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. For example, changes in domestic and international interest rates directly affect our income from cash balances and short-term investments. Similarly, general economic conditions, stock market conditions, financial stability of the investees and other factors beyond our control affect the value of our long-term investments. We assess our portfolio for other-than-temporary impairments. For investments in which the fair value is less than the carrying value and the impairment is deemed to be other-than-temporary, we recognize a loss in the Consolidated Statement of Income.

  We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

        Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time, and they could have a material adverse impact on our financial results and cash flows. Our four largest exposures are the British Pound, Euro, Australian Dollar and Canadian Dollar. Historically, more than half of our operating income has been non-U.S. Dollar denominated, therefore, a weaker U.S. Dollar versus the British Pound, Euro, Australian Dollar and Canadian Dollar, would produce more profitable results in our consolidated financial statements. We also face transactional exposure between the U.S. Dollar revenue and British Pound expense. In the U.K., part of our revenue is denominated in U.S. Dollars, although our operating expenses are denominated in British Pounds.

Therefore, a stronger U.S. Dollar versus the British Pound would produce more profitable results in our consolidated financial statements. Additionally, we have exposures to emerging market currencies, which can have significant currency volatility. An increase in the value of the U.S. Dollar relative to foreign currencies could increase the cost to our customers in foreign markets where we receive our revenue in U.S. Dollars, and a weakened U.S. Dollar could potentially affect demand for our services.

        Although we use various derivative financial instruments to help protect against adverse foreign exchange rate fluctuations, we cannot eliminate such risks, and changes in exchange rates may adversely affect our results.

  We may not realize all of the expected benefits from our restructuring plans.

        We announced a global restructuring plan in connection with our acquisition of Benfield in 2008 (the "Aon Benfield Plan"). The restructuring plan intended to integrate and streamline operations and was closed in January 2012. The Aon Benfield Plan includes approximately 800 job eliminations, the closing or consolidation of several offices, asset impairments and other expenses necessary to implement these initiatives. As of December 31, 2011, approximately 785 jobs have been eliminated under this plan and $153 million of charges have been recognized in our Consolidated Statements of Income. We anticipate that our annualized savings from the Aon Benfield Plan will be approximately $144 million in 2012. We cannot assure that we will achieve the targeted savings.

        In 2010, after completion of the acquisition of Hewitt, we announced a global restructuring plan (the "Aon Hewitt Plan"). The Aon Hewitt Plan, which will continue into 2013, is intended to streamline operations across the combined organization. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, all of which will be included in our Consolidated Statements of Income, primarily encompassing workforce reduction and real estate rationalization costs. The total estimated cost of $325 million consists of approximately $180 million in employee termination costs and approximately $145 million in real estate rationalization costs. An estimated 1,500 to 1,800 positions globally, predominantly non-client facing, are expected to be eliminated as part of the Aon Hewitt Plan. As of December 31, 2011, approximately 1,080 jobs have been eliminated under this plan and $157 million of charges have been recognized in our Consolidated Statements of Income.

        We expect to achieve total annual savings of $355 million in 2013, including approximately $280 million of annual savings related to the Aon Hewitt Plan, and additional savings in areas such as information technology, procurement and public company costs. Actual total savings, costs and timing may vary materially from those estimated due to changes in the scope or assumptions underlying the restructuring plan. We therefore cannot assure that we will achieve the targeted savings.

  The global nature of our business and the resolution of tax disputes could create volatility in our effective tax rate, could expose us to greater than anticipated tax liabilities and could cause us to adjust previously recognized tax assets and liabilities.

        We are subject to income taxes in the U.S. and many foreign jurisdictions. As a result, our effective tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, the transfer pricing of revenues and costs, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that we expect to remit to the U.S. Significant judgment is required in determining our worldwide provision for income taxes. It is complex to comply with a wide variety of foreign laws and regulations administered by foreign governmental agencies, some of which may conflict with the U.S. or other foreign law. Our determination of our tax liability is always subject to review by applicable tax authorities. Favorable resolution of such matters would typically be recognized as a reduction in our effective tax rate in the year of resolution. Conversely, unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. Such an adverse outcome could have a negative effect on our operating results and financial condition. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our Consolidated Financial Statements and may materially affect our financial results in the period or periods for which such determination is made. While historically we have not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise.

  Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

        We prepare our financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, those relating to restructuring, pensions, recoverability of assets including customer receivables, contingencies, share-based payments and income taxes. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates, which could materially affect the Consolidated Statements of Income, Financial Position, Stockholders' Equity and Cash Flows. Changes in accounting standards could also have an adverse impact on our future Consolidated Financial Statements.

  We may be required to record goodwill or other long-lived asset impairment charges, which could result in a significant charge to earnings.

        Under generally accepted accounting principles, we review our long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is assessed for impairment at least annually. Factors that may be considered in assessing whether goodwill or intangible assets may not be recoverable include a decline in our stock price or market capitalization, reduced estimates of future cash flows and slower growth rates in our industry. There can be no assurances that goodwill or other long-lived asset impairment charges will not be required in the future, which could materially impact our Consolidated Financial Statements.

  We are a holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.

        Our principal assets are the shares of capital stock of our subsidiaries. We rely on dividends from these subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations and for paying dividends to stockholders and corporate expenses. While our principal subsidiaries currently are not limited by material contractual restrictions on their abilities to pay cash dividends or to make other distributions with respect to their capital stock to us, certain of our subsidiaries are subject to regulatory requirements of the jurisdictions in which they operate. These regulatory restrictions may limit the amounts that these subsidiaries can pay in dividends or advance to us. No assurance can be given that there will not be further regulatory actions restricting the ability of our subsidiaries to pay dividends. In addition, due to differences in tax rates, repatriation of funds from certain countries into the U.S. could have unfavorable tax ramifications for us.

Legal and Regulatory Risks

  We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, could adversely affect our financial results.

        We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include E&O claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. We have historically purchased, and continue to purchase insurance to cover E&O claims and other insurance to provide protection against certain losses that arise in such matters. However, we have exhausted or materially depleted our coverage under some of the policies that protect us for certain years and, consequently, are self-insured or materially self-insured for some historical claims. Accruals for these exposures, and related insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as developments warrant, and may also be adversely affected by disputes we may have with our insurers over coverage. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income. Discussion of some of these claims, lawsuits, and proceedings are contained in the Notes to the Consolidated Financial Statements.

        The ultimate outcome of these claims, lawsuits and proceedings cannot be ascertained, and liabilities in indeterminate amounts may be imposed on us. It is possible that future Statements of Financial Position, results of operations or cash flows for any particular quarterly or annual period could be materially affected by an unfavorable resolution of these matters.

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

        In addition, we provide a variety of guarantees and indemnifications to our customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts that are deemed to be probable and reasonably estimable are included in our Consolidated Financial Statements.

  We are subject to E&O claims against us, some of which, if determined unfavorably to us, could have a material adverse effect on the results of operations of a business line or the Company as a whole.

        We assist our clients with various matters, including placing of insurance coverage or employee benefit plans and handling related claims, consulting on various human resources matters, and outsourcing various human resources functions. E&O claims against us may allege our potential liability for all or part of the amounts in question. E&O claims could include, for example, the failure of our employees or sub agents, whether negligently or intentionally, to place coverage correctly or notify carriers of claims on behalf of clients or to provide insurance carriers with complete and accurate information relating to the risks being insured, the failure to give error-free advice in our human resources consulting business or the failure to correctly execute transactions in the human resources outsourcing business. It is not always possible to prevent and detect errors and omissions, and the precautions we take may not be effective in all cases. In addition, E&O claims may seek damages, including punitive damages, in amounts that could, if awarded, have a material adverse impact on the Company's financial position, earnings, and cash flows. In addition to potential liability for monetary damages, such claims or outcomes could harm our reputation or divert management resources away from operating our business. In recent years, we have assumed increasing levels of self-insurance for potential E&O claim exposures. We use case level reviews by inside and outside counsel to establish loss reserves in accordance with applicable accounting standards. These reserves are reviewed quarterly and adjusted as developments warrant. Nevertheless, given the unpredictability of E&O claims and of litigation, it is possible that an adverse outcome in a particular matter could have a material adverse effect on our results of operations or cash flows in a particular quarterly or annual period.

  Our businesses are subject to extensive governmental regulation, which could reduce our profitability, limit our growth, or increase competition.

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

        With respect to our Risk Solutions segment, this supervision generally includes the licensing of insurance brokers and agents and third party administrators and the regulation of the handling and investment of client funds held in a fiduciary capacity. Our continuing ability to provide insurance brokering and third party administration in the jurisdictions in which we currently operate depends on our compliance with the rules and regulations promulgated from time to time by the regulatory authorities in each of these jurisdictions. Also, we can be affected indirectly by the governmental regulation and supervision of insurance companies. For instance, if we are providing or managing general underwriting services for an insurer, we may have to contend with regulations affecting our client. Further, regulation affecting the insurance companies with whom our brokers place business can affect how we conduct those operations.

        Although the federal government does not directly regulate the insurance industry, federal legislation and administrative policies in several areas, including employee benefit plan regulation, Medicare, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, and the Foreign Corrupt Practices Act ("FCPA"), do affect the insurance industry generally. For instance, several laws and regulations adopted by the federal government, including the Gramm Leach Bliley Act and the Health Insurance Portability and Accountability Act of 1996, have created additional administrative and compliance requirements for us.

        The areas in which we provide outsourcing and consulting services are also the subject of government regulation, which is constantly evolving. Changes in government regulations in the United States affecting the value, use or delivery of benefits and human resources programs, including changes in regulations relating to health and welfare (such as medical) plans, defined contribution (such as 401(k)) plans, defined benefit (such as pension) plans or payroll delivery, may adversely affect the demand for, or profitability of, our services. Recently, we have seen regulatory initiatives result in companies either discontinuing their defined benefit programs or de-emphasizing the importance such programs play in the overall mix of their benefit programs with a trend toward increased use of defined contribution plans. If organizations discontinue or de-emphasize defined benefit plans more rapidly than we anticipate, the results of our business could be adversely affected.

        In March 2010, the U.S. government enacted health care reform legislation that will impact how our clients offer health care to their employees. If we are unable to adapt our services to changes resulting from these laws and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in the HR Solutions segment, could be negatively impacted. Furthermore, if our clients reduce the role or extent of employer-sponsored health care in response to the newly enacted legislation, our results of operations could be adversely impacted.

        With respect to our international operations, we are subject to various regulations relating to, among other things, licensing, currency, policy language and terms, reserves and the amount of local investment. These various regulations also add to our cost of doing business through increased compliance expenses and increased training and employee expenses. In connection with our proposed reorganization under a newly formed holding company incorporated in the U.K. for example, we may incur increased costs from complying with additional local regulations and requirements such as those arising under the U.K. Companies Act. Furthermore, the loss of a license in a particular jurisdiction could restrict or eliminate our ability to conduct business in that jurisdiction.

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

        In addition, new regulatory or industry developments could create an increase in competition that could adversely affect us. These developments include:

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

Operational and commercial risks

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

  •
  difficulties in staffing and managing our foreign offices, including due to unexpected wage inflation or job turnover, and the increased travel, infrastructure and legal and compliance costs associated with multiple international locations;

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

        A natural or man-made disaster also could disrupt the operations of our counterparties or result in increased prices for the products and services they provide to us. In addition, a disaster could adversely affect the value of the assets in our investment portfolio. Finally, a natural or man-made disaster could increase the incidence or severity of E&O claims against us.

        Through our merger with Benfield, we acquired equity interests in Juniperus Insurance Opportunities Fund Limited ("Juniperus") and Juniperus Capital Holdings Limited ("JCHL"). Juniperus invests its equity in a limited liability company that is expected to invest in excess of 70% of its assets in collateralized reinsurance transactions through collateralized swaps with a reinsurance company, and the remaining assets in instruments such as catastrophe bonds, industry loss warrants and insurer or reinsurer sidecar debt and equity arrangements. JCHL provides investment management and related services to Juniperus. If a disaster such as wind, earthquakes or other named catastrophe occurs, we could lose some or all of our equity investment in Juniperus of approximately $65 million. In January 2012, we entered into an agreement to redeem our equity interest in JCHL and we expect to redeem our investment in Juniperus in 2012.

        Also in the Benfield acquisition, we acquired Benfield's equity stake in certain Florida-domiciled homeowner insurance companies. We maintain ongoing agreements to provide modeling, actuarial, and consulting services to these insurance companies. These firms' financial results could be adversely affected if assumptions used in establishing their underwriting reserves differ from actual experience.

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

  We rely on complex information technology systems and networks to operate our business. Any significant system or network disruption could have a negative impact on our operations, sales and operating results.

        We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within the Company and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

  Improper disclosure of personal data could result in legal liability or harm our reputation.

        One of our significant responsibilities is to maintain the security and privacy of our employees' and clients' confidential and proprietary information and in the case of our HR Solutions clients, the personal data of their employees and retirement and other benefit plan participants. We maintain policies, procedures and technological safeguards designed to protect the security and privacy of this information. Nonetheless, we cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue.

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

        Our businesses require that we process and monitor, on a regular basis, a very large number of transactions and other activities, many of which are highly complex, across numerous markets in several different currencies using different systems. Initiatives underway that are designed to improve these functions will alter how we gather, organize and internally report these transactions and activities. To the extent these initiatives are not implemented properly or encounter problems or delays in their implementation, they may adversely impact our accounting and financial reporting processes, as well as our invoicing and collection efforts.

  Our business performance and growth plans could be negatively affected if we are not able to effectively apply technology in driving value for our clients through technology-based solutions or gain internal efficiencies through the effective application of technology and related tools.

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

        We depend, to a large extent, on our relationships with our clients and our reputation for high-quality brokering, risk management and HR solutions, so that we can understand our clients' needs and deliver solutions and services that are tailored to their needs. If a client is not satisfied with our services, it may be more damaging to our business than to other businesses and could cause us to incur additional costs and impair profitability. Moreover, if we fail to meet our contractual obligations, we could be subject to legal liability or loss of client relationships. The nature of our work, especially our actuarial services in our HR Solutions business, involves assumptions and estimates concerning future events, the actual outcome of which we cannot know with certainty in advance. In addition, we could make computational, software programming or data management errors. Further, a client may claim it suffered losses due to reliance on our consulting advice. In addition to the risks of liability exposure and increased costs of defense and insurance premiums, claims arising from our professional services may produce publicity that could hurt our reputation and business and adversely affect our ability to secure new business.

  Our business is exposed to risks associated with the handling of client funds.

        Our Risk Solutions business collects premiums from insureds and, after deducting commissions, remits the premiums to the respective insurers. We also collect claims or refunds from insurers on behalf of insureds, which are remitted to the insureds. Similarly, part of our HR Solutions' outsourcing business handles payroll processing for several of our clients. Consequently, at any given time, we may be holding and managing funds of our clients and, in the case of HR Solutions, their employees, while payroll is being processed. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions or errors relating to transaction processing. We are also potentially at risk in the event the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event. The occurrence of any of these types of events in connection with this function could cause us financial loss and reputational harm.

  In connection with the implementation of our corporate strategy, we face certain risks associated with the acquisition or disposition of businesses, and the entry into new lines of business.

        In pursuing our corporate strategy, we may acquire other businesses, or dispose of or exit businesses we currently own. The success of this strategy is dependent upon our ability to identify appropriate acquisition and disposition targets, negotiate transactions on favorable terms and ultimately complete such transactions. If acquisitions are made, there can be no assurance that we will realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies or expected synergies. In addition, we may not be able to integrate acquisitions successfully into our existing business, and we could incur or assume unknown or unanticipated liabilities or contingencies, which may impact our results of operations. If we dispose of or otherwise exit certain businesses, there can be no assurance that we will not incur certain disposition related charges, or that we will be able to reduce overhead related to the divested assets.

        From time to time, we may enter lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, including the investment of significant time and resources, the possibility that these efforts will be unprofitable, and the risk of additional liabilities associated with these efforts. Failure to successfully manage these risks in the development and implementation of new lines of business and new products and services could have a material adverse effect on our business, financial condition or results of operations. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of a new line of business. In addition, we can provide no assurance that the entry into new lines of business or development of new products and services will be successful.

  We may face additional risks from the growth and development of companies that we acquire or new lines of business.

        We face additional risks associated with companies that we acquire or new lines of business into which we enter, particularly in instances where the markets are not fully developed. In addition, many of the businesses that we acquire and develop had significantly smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining or revising our systems and operational practices, and enlarging the scale and scope of the businesses, our business may be adversely affected. Other risks include developing knowledge of and experience in the new business, recruiting professionals and developing and capitalizing on new relationships with experienced market participants. Failure to manage these risks in the acquisition or development of new businesses successfully could materially and adversely affect our business, results of operations and financial condition.

  The process of integrating an acquired company may create unforeseen operating difficulties and expenditures.

        Companies that we acquire often run on a technology platform different from those used in our businesses. When integrating these businesses, we face additional risks. These risks include implementing or remediating controls, procedures, and policies at the acquired company, integration of the acquired company's accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions, transition of operations, users, and customers onto our existing platforms and the failure to successfully further develop the acquired technology. Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

        Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. To retain such employees and integrate the acquired business, we may offer additional retention incentives, but it may still be difficult to retain certain key employees.

Risks relating primarily to our Risk Solutions segment

  Results in our Risk Solutions segment may fluctuate due to many factors, including cyclical or permanent changes in the insurance and reinsurance markets outside of our control.

        Results in our Risk Solutions segment have historically been affected by significant fluctuations arising from uncertainties and changes in the industries in which we operate. A significant portion of our revenue consists of commissions paid to us out of the premiums that insurers and reinsurers charge our clients for coverage. We have no control over premium rates, and our revenues and profitability are subject to change to the extent that premium rates fluctuate or trend in a particular direction. The potential for changes in premium rates is significant, due to pricing cyclicality in the commercial insurance and reinsurance markets.

        In addition to movements in premium rates, our ability to generate premium- based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to "self-insure," the use of so-called "captive" insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs.

  Our results may be adversely affected by changes in the mode of compensation in the insurance industry.

        Since the Attorney General of New York ("NYAG") brought charges against one of our competitors in 2004, there has been uncertainty concerning longstanding methods of compensating insurance brokers. Soon after the NYAG brought those charges, we and certain other large insurance brokers announced that we would terminate contingent commission arrangements with underwriters and, during the period 2005 through 2008, we and three other large insurance brokers entered into agreements with a number of state attorneys general and insurance regulators in which we covenanted to refrain from taking contingent commissions. Many other insurance brokers, however, continued to enter into contingent commission arrangements, and regulators have not taken action consistently to end or prohibit such arrangements. In July 2008, New York regulators held hearings on potential rules relating to insurance producer compensation and disclosures. As a result of those hearings and public comments, New York regulators promulgated Regulation No. 194 in February 2010, which was effective January 1, 2011. Regulation No. 194 does not prohibit producers from accepting contingent commissions as compensation from insurers, but does obligate all insurance producers to abide by certain minimally prescribed uniform standards of compensation disclosure. Effective as of February 11, 2010, we entered into an amended and restated agreement (the "Amended Settlement Agreement") with the Attorneys General of the States of New York, Illinois and Connecticut, the Director of the Division of Insurance, Illinois Department of Insurance, and the Superintendent of Insurance of the State of New York, which supersedes and replaces the earlier agreement with those regulators. The Amended Settlement Agreement requires us, among other things, to provide, throughout the United States, compensation disclosure that complies, at a minimum, with the requirements of Regulation 194 or the provisions of the original settlement agreement with those regulators. The Amended Settlement Agreement also requires compliance with any rules, regulations or guidance issued by the attorneys general or insurance departments of Illinois, Connecticut and any other states in which we conduct business. The Amended Settlement Agreement does not prohibit us from accepting contingent compensation. Following the Amended Settlement Agreement, we also entered agreements with substantially similar agreements with the Departments of Insurance of thirty three states and Guam which also lifts the prohibition on the acceptance of contingent commissions and requires the compliance standards of the Amended Settlement Agreement.

Risks relating primarily to our HR Solutions segment

  We may not realize all of the anticipated benefits of the acquisition of Hewitt or those benefits may take longer to realize than expected.

        Our ability to realize the anticipated benefits of the acquisition of Hewitt will depend, to a large extent, on our ability to fully integrate the legacy Hewitt businesses into the Company. The acquisition and integration of a material company is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating Hewitt's business practices and operations with ours. The integration process may disrupt the business of either or both of the companies and, if not implemented effectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating successfully Hewitt's operations and our operations or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could seriously harm our results of operations and cash flows. In addition, the overall integration of the two companies may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of client relationships, and diversion of management's attention, and may cause our stock price to decline. The difficulties of combining the operations of the companies include, among others:

  •
  managing a significantly larger company;

  •
  maintaining employee morale and retaining key management and other employees;

  •
  integrating two unique business cultures, which may prove to be incompatible;

  •
  the possibility of faulty assumptions underlying expectations regarding the integration process;

  •
  retaining existing clients and attracting new clients;

  •
  consolidating corporate information technology platforms and administrative infrastructures and eliminating duplicative operations;

  •
  the diversion of management's attention from ongoing business concerns and performance shortfalls as a result of the diversion of management's attention to the acquisition;

  •
  coordinating geographically separate organizations;

  •
  unanticipated issues in integrating information technology, communications and other systems;

  •
  unanticipated changes in applicable laws and regulations;

  •
  managing tax costs or inefficiencies associated with integrating the operations of the combined company; and

  •
  unforeseen expenses or delays associated with the acquisition.

        Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and cash flows and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if Hewitt's operations are integrated successfully with our operations, we may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. All of these factors could cause dilution to our earnings, decrease or delay the expected accretive effect of the acquisition, and cause a decrease in the price of our common stock. As a result, we cannot assure you that the acquisition of Hewitt will result in the realization of the full benefits anticipated from the transaction.

  The profitability of our outsourcing and consulting engagements with clients may not meet our expectations due to unexpected costs, cost overruns, early contract terminations, unrealized assumptions used in our contract bidding process or the inability to maintain our prices.

        In our HR Solutions segment, our profitability is a function of our ability to control our costs and improve our efficiency. As we adapt to change in our business, enter into new engagements, acquire additional businesses and take on new employees in new locations, we may not be able to manage our large, diverse and changing workforce, control our costs or improve our efficiency.

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

        Our profit margin, and therefore our profitability, is largely a function of the rates we are able to charge for our services and the staffing costs for our personnel. Accordingly, if we are not able to maintain the rates we charge for our services or appropriately manage the staffing costs of our personnel, we may not be able to sustain our profit margin and our profitability will suffer. The prices we are able to charge for our services are affected by a number of factors, including competitive factors, cost of living adjustment provisions, the extent of ongoing clients' perception of our ability to add value through our services and general economic conditions. Our profitability in providing HR BPO services is largely based on our ability to drive cost efficiencies during the term of our contracts for such services. If we cannot drive suitable cost efficiencies, our profit margins will suffer.

  We might not be able to achieve the cost savings required to sustain and increase our profit margins in our HR Solutions business.

        We provide our outsourcing services over long terms for variable or fixed fees that generally are less than our clients' historical costs to provide for themselves the services we contract to deliver. Also, clients' demand for cost reductions may increase over the term of the agreement. As a result, we bear the risk of increases in the cost of delivering HR outsourcing services to our clients, and our margins associated with particular contracts will depend on our ability to control our costs of performance under those contracts and meet our service commitments cost-effectively. Over time, some of our operating expenses will increase as we invest in additional infrastructure and implement new technologies to maintain our competitive position and meet our client service commitments. We must anticipate and respond to the dynamics of our industry and business by using quality systems, process management, improved asset utilization and effective supplier management tools. We must do this while continuing to grow our business so that our fixed costs are spread over an increasing revenue base. If we are not able to achieve this, our ability to sustain and increase profitability may be reduced.

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

Risks Related to Our Proposed Reincorporation in the United Kingdom

        Investors should consider the following risk factors arising from the proposed reorganization that we announced on January 13, 2012. Throughout these risk factors, we refer to the U.K. holding company that will become the ultimate parent company following the merger as "Aon UK," and the current parent company, Aon Corporation, as "Aon Delaware." The risk factors below should be read in conjunction with the risk factors set forth above and the other information contained in this report, as well as our Proxy Statement dated February 6, 2012 mailed to stockholders in connection with the proposed reorganization, as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

  The expected benefits of the reorganization may not be realized.

        There can be no assurance that all of the goals of the reorganization will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts, and U.K. and U.S. taxing authorities.

        While we expect that, as a result of the reorganization, we will benefit from the U.K. dividend exemption system for certain non-U.K. source dividends repatriated to the U.K. thereby increasing our financial flexibility, we cannot be assured that the benefits we expect will be realized. In particular, U.K. or U.S. tax authorities may challenge our application and/or interpretation of relevant tax laws, regulations or treaties, valuations and methodologies or other supporting documentation, and, if they are successful in doing so, we may not experience the level of benefits we anticipate; or, we may be subject to adverse tax consequences. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities, which may reduce the anticipated level of benefits.

        Our effective tax rates and the benefits described herein are also subject to a variety of other factors, many of which are beyond our ability to control, such as changes in the rate of economic growth in the U.K. and the U.S., the financial performance of our business in various jurisdictions, currency exchange rate fluctuations (especially as between the British pound and the U.S. dollar), and significant changes in trade, monetary or fiscal policies of the U.K. or the U.S., including changes in interest rates. The impact of these factors, individually and in the aggregate, is difficult to predict, in part because the occurrence of the events or circumstances described in such factors may be (and, in fact, often seem to be) interrelated, and the impact to us of the occurrence of any one of these events or circumstances could be compounded or, alternatively, reduced, offset, or more than offset, by the occurrence of one or more of the other events or circumstances described in such factors.

  Aon UK may be treated as a U.S. corporation for U.S. federal income tax purposes following the merger.

        Generally for U.S. federal income tax purposes, a corporation is considered a tax resident in the place of its incorporation. Because Aon UK is incorporated under U.K. law, it should be a U.K.

corporation and a U.K. tax resident under these general rules. However, Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the "Code") generally provides that a corporation organized outside the U.S. which acquires substantially all of the assets of a corporation organized in the U.S. will be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal income tax purposes if former shareholders of the acquired U.S. corporation own at least 80 percent (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition and the expanded affiliated group does not have "substantial business activities" in the country in which the acquiring foreign corporation is organized. Pursuant to the merger, Aon UK will acquire directly or indirectly all of Aon Delaware's assets, and Aon Delaware stockholders will hold 100 percent of Aon UK by virtue of their stock ownership of Aon Delaware. As a result, the Aon Delaware expanded affiliated group and, following the merger, the Aon UK expanded affiliated group must have substantial business activities in the U.K. in order for Aon UK not to be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874. There is no "safe harbor" or other guidance that confirms when an expanded affiliated group's business activities in a country of incorporation are deemed to be substantial. Therefore, it is possible that the IRS could interpret the Section 7874 "anti-inversion" rules so as to treat Aon UK as a U.S. corporation after the consummation of the merger and that such an IRS position would be sustained in litigation. Moreover, the United States Congress, the IRS, the United Kingdom Parliament or U.K. tax authorities may enact new statutory or regulatory provisions that could adversely affect Aon UK's status as a non-U.S. corporation or otherwise adversely affect Aon UK's anticipated global tax position following the merger and any subsequent actions. Retroactive statutory or regulatory actions have occurred in the past, and there can be no assurance that any such provisions, if enacted or promulgated, would not have retroactive application to Aon UK, the merger or any subsequent actions.

        Although we believe Aon UK should not be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874, there is no certainty that the IRS will not assert a contrary position, in which case, we could become involved in a tax controversy with the IRS regarding possible additional U.S. tax liability. If we are unsuccessful in resolving any such tax controversy in our favor, we would likely not realize the tax savings we expect to achieve through reorganization.

  Some Aon Delaware stockholders will recognize taxable gain as a result of the merger and, in some cases, will not be able to recognize any losses realized.

        For U.S federal income tax purposes, the conversion of each issued and outstanding share of the common stock of Aon Delaware into the right to receive a Class A Ordinary Share upon the consummation of the merger generally will be treated as an exchange of such share for the Class A Ordinary Share

        Generally, for U.S. federal income tax purposes, a U.S. holder should recognize gain, if any, but not loss, on the receipt of Class A Ordinary Shares in exchange for Aon Delaware common stock in connection with the merger. A U.S. holder should generally recognize gain equal to the excess, if any, of the fair market value of the Class A Ordinary Shares received in the merger over the U.S. holder's adjusted tax basis in the shares of Aon Delaware common stock exchanged therefor. Generally, this gain should be capital gain. U.S. holders should not be permitted to recognize any loss realized on the exchange of their shares of Aon Delaware common stock in the merger. In determining the amount of gain recognized, each of the Aon Delaware Shares exchanged should be treated as the subject of a separate exchange. Thus, if a U.S. holder exchanges some Aon Delaware shares on which gains are recognized and other Aon Delaware shares on which losses are realized, the U.S. holder may not net the losses against the gains to determine the amount of gain recognized. In the case of a loss, the adjusted tax basis in each Class A Ordinary share received by a U.S. holder should equal the adjusted tax basis in each share of Aon Delaware common stock exchanged therefor. In addition, the holding period for any Class A Ordinary Shares received by U.S. holders should include the holding period of the Aon Delaware shares exchanged therefor,

        Cash received by a U.S. holder in exchange for a fractional share of Aon Delaware common stock should be treated as having been received in redemption of such fractional share. Thus, gain or loss generally should be recognized by such U.S. holder in an amount equal to the difference between the amount of cash received and the U.S. holder's adjusted tax basis in such fractional share. A non-U.S. holder generally will not be subject to U.S. federal income tax on gain realized, if any, on the exchange of Aon Delaware shares for Class A Ordinary Shares or on the receipt of cash in exchange for fractional shares of Aon Delaware common stock.

        Generally, U.K. resident stockholders of Aon Delaware may realize a chargeable gain or an allowable loss for U.K. corporation tax or capital gains tax purposes (as the case may be) as a result of the merger, which will be treated as giving rise to a disposal of their stock in Aon Delaware. Generally, non-U.K. resident stockholders of Aon Delaware should not be subject to either U.K. corporation tax or capital gains tax as a result of the merger, unless they carry on a trade in the U.K. through a permanent establishment in the U.K. or through a branch or agency in the U.K. for the purposes of U.K. corporation tax or capital gains tax respectively, and the stock is attributable to that permanent establishment, branch or agency. In general, you will be treated as acquiring the Class A Ordinary Shares received in the merger for a consideration equal to the market value at the effective time of the merger of your shares of Aon Delaware common stock converted in the merger.

        For stockholders of Aon Delaware who are citizens or residents of, or otherwise subject to taxation in, a country other than the U.S. or the U.K., the tax treatment of the merger will depend on the applicable tax laws in such country.

        WE URGE YOU TO CONSULT YOUR OWN TAX ADVISOR REGARDING THE PARTICULAR TAX CONSIDERATIONS OF THE MERGER APPLICABLE TO YOU.

  HM. Revenue and Customs ("HMRC") may disagree with our conclusions on the U.K. tax treatment of the merger, or relevant U.K. legislation may be subject to change.

        Based on current U.K. corporation tax law and the current U.K.-U.S. income tax treaty, as amended, and any amendments to either current U.K. corporation tax law or such treaty announced prior to the date hereof, we expect that the merger will not result in any material U.K. corporation tax liability to any entity, Aon UK or Market Mergeco, Inc., a Delaware corporation formed for the purpose of effectuating the reorganization.

        Further, we have obtained a ruling from HMRC in respect of the stamp duty and Stamp Duty Reserve Tax ("SDRT") consequences of the merger and as a result believe that we have satisfied all stamp duty and SDRT payment and filing obligations in connection with the issuance of class A ordinary shares issuable in connection with the merger.

        We have also obtained a ruling from HMRC that, following the merger, the "temporary period exemption" from the U.K.'s controlled foreign company rules will apply such that, subject to certain conditions and limitations based on our facts and circumstances, Aon UK will not be subject to tax on the profits of any controlled company that is resident in a foreign jurisdiction under the controlled foreign corporation ("CFC") rules until 24 months after the end of the accounting period in which the merger occurs, subject to any changes of legislation. The U.K. Government is expected to bring major reforms to the CFC rules before Parliament in March 2012. While HMRC cannot provide any assurance in respect of the application of legislation that has not been enacted, we are of the view based on the Government's proposals and published draft legislation that the new CFC rules should not have a material adverse effect on Aon UK's tax treatment in the U.K. if enacted in their current form. However, to the extent that the draft legislation is enacted in a form different to that currently proposed, this may result in additional corporation tax liabilities becoming payable following implementation of the revised legislation.

        Further, if HMRC disagrees with our view of any issues in respect of which no ruling has been obtained, it may take the position that material U.K. corporation tax or SDRT liabilities or amounts on account thereof are payable by any one or more of these companies as a result of the reorganization, in which case we expect that we would contest such assessment. To contest such assessment, we may be required to remit cash or provide security of the amount in dispute, or such lesser amount as permitted under U.K. law and acceptable to HMRC, to prevent HMRC from seeking enforcement actions pending the dispute of such assessment. If we were unsuccessful in disputing the assessment, the implications could be materially adverse to us. To the extent that HMRC has not provided (and we have not requested) a ruling on the U.K. tax aspects of the merger, there can be no assurance that HMRC will agree with our interpretation of the U.K. tax aspects of the merger or any related matters associated therewith.

  Aon UK's net income and cash flow would be reduced if Aon UK becomes subject to U.S. corporate income tax.

        Aon UK and other non-U.S. Aon UK affiliates will conduct their operations in a manner intended to ensure that Aon UK and its non-U.S. affiliates do not engage in the conduct of a U.S. trade or business. However, if Aon UK or any of its non-U.S. affiliates is or are engaged in a trade or business in the U.S., Aon UK or such non-U.S. affiliates would be required to pay U.S. corporate income tax on income that is subject to the taxing jurisdiction of the U.S. If this occurs, our results of operations may be adversely affected. Additionally, after the merger, Aon Delaware and its then existing U.S. subsidiaries will continue to be subject to U.S. corporate income tax on their worldwide income, and Aon Delaware's then existing foreign subsidiaries will continue to be subject to U.S. corporate income tax on their U.S. operations.

  The merger may not allow us to maintain a competitive global tax rate.

        We believe that the merger should significantly improve our ability to maintain a competitive global tax rate because the U.K. has implemented a dividend exemption system that generally does not subject non-U.K. earnings to U.K. tax when such earnings are repatriated to the U.K. in the form of dividends from non-U.K. subsidiaries. This should allow the Company to optimize its capital allocation and deploy efficient fiscal structures. However, we cannot provide any assurances as to what our global tax rate will be after the merger because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties and regulations. Our actual global tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our global tax rate.

        We also could be subject to future audits conducted by foreign and domestic tax authorities, and the resolution of such audits could impact our tax rate in future periods, as would any reclassification or other matter (such as changes in applicable accounting rules) that increases the amounts we have provided for income taxes in our Consolidated Financial Statements. There can be no assurance that we would be successful in attempting to mitigate the adverse impacts resulting from any changes in law, audits and other matters. Our inability to mitigate the negative consequences of any changes in the law, audits and other matters could cause our global tax rate to increase and our results of operations to suffer.

  The IRS may disagree with our conclusions on tax treatment of the merger.

        We expect that the merger will not result in any material U.S. federal income tax liability to Aon Delaware or Aon UK. However, the IRS may disagree with our assessments of the effects or interpretation of the tax laws, treaties or regulations or their enforcement with respect to the merger. Nevertheless, even if our conclusions on the U.S. tax treatment of the merger to Aon Delaware and Aon UK do not ultimately prevail, we do not believe that a contrary treatment of the merger by the IRS would result in a material increase in U.S. taxes compared to our current, pre-merger U.S. tax position. In this event, however, we may not realize the expected tax benefits of the merger and our results of operations may be adversely affected in comparison to what they would have been if our conclusions had ultimately prevailed.

  Negative publicity resulting from the proposed merger could adversely affect our business and our stock price.

        Foreign reincorporations that have been undertaken by other companies have generated significant press coverage, much of which has been negative. In such situations, press coverage has been particularly negative where a company undertaking a proposed reincorporation has a historical connection to a particular U.S. locality or geographic region. Although we have grown around the world to be a global leader in many of our businesses and have significant history in the U.K., our company was founded in, and has historically been connected to, the Chicago, Illinois area.

        Negative publicity generated by the proposed merger could cause our colleagues, particularly those in the United States, generally, and the Chicago area, in particular, to perceive uncertainty regarding future opportunities available to them. In addition, negative publicity could cause some of our clients to be reluctant to do business with us. Either of these events could have a significant adverse impact on our business. Negative publicity could also cause some of our stockholders to sell our stock or decrease the demand for new investors to purchase our stock, which could have an adverse impact on our stock price.

  As a result of increased shareholder approval requirements, we may have less flexibility as an English public limited company than as a Delaware corporation with respect to certain aspects of capital management.

        Under Delaware law, our directors may issue, without further shareholder approval, any shares authorized in our certificate of incorporation that are not already issued or reserved. Delaware law also provides substantial flexibility in establishing the terms of preferred shares. However, English law provides that a board of directors may only allot shares with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). The articles of association that will apply to Aon UK after the effective time will authorize the allotment of additional shares, and renewal of such authorization for additional five year terms may be sought more frequently.

        English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the exclusion is contained in the articles of association, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed upon its expiration (i.e., at least every five years). The articles of association that will apply to Aon UK after the effective time will exclude preemptive rights prior to the effective time of the merger, and renewal of such exclusion for additional five year terms may be sought more frequently.

        English law also generally prohibits a company from repurchasing its own shares by way of "off market purchases" without the prior approval of 75 percent of shareholders by special resolution. Such approval lasts for a maximum period of up to five years. English law prohibits Aon UK from conducting "on market purchases" as its shares will not be traded on a recognized investment exchange in the U.K. We anticipate that a special resolution will be adopted to permit "off market purchases" prior to the effective time of the merger. This special resolution will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five year terms.

  English law will require that we meet certain additional financial requirements before we declare dividends and repurchase shares following the merger.

        Under English law, Aon UK will only be able to declare dividends, make distributions or repurchase shares out of "distributable reserves." "Distributable reserves" are a company's accumulated, realized profits, so far as not previously used by distribution or capitalization, less its accumulated, realized losses, so far as not previously written off in a reduction or reorganization of capital duly made. Immediately after the merger, Aon UK will not have "distributable reserves." The current shareholder of Aon UK (which is Aon Delaware) has passed a resolution to reduce the capital of Aon UK to allow the creation of distributable reserves following the merger. If the proposal to reduce Aon UK's capital is approved by Aon Delaware's stockholders and the merger is completed, we will seek to obtain the approval of the English Companies Court through a customary process, which is required for the creation of distributable reserves to be effective, as soon as practicable following the transaction. The approval of the English Companies Court would be expected to be received within four weeks after the completion of the merger. If that approval is received, it would be expected that Aon UK will have "distributable reserves" in an amount sufficient to continue paying quarterly dividends and to repurchase shares in line with the current anticipated schedule for the foreseeable future.

  The enforcement of civil liabilities against Aon UK may be more difficult.

        Because Aon UK will be a public limited company incorporated under English law, after the effective time of the merger, investors could experience more difficulty enforcing judgments obtained against Aon UK in U.S. courts than would currently be the case for U.S. judgments obtained against Aon Delaware. In addition, it may be more difficult (or impossible) to bring some types of claims against Aon UK in courts in England than it would be to bring similar claims against a U.S. company in a U.S. court.

  Following the effective time of the merger, it is possible that we will be removed from the S&P 500 stock index and other indices, which could have an adverse impact on our share price.

        Our shares currently are a component of the Standard & Poor's 500 Index and other indices. Based on current S&P guidelines, we believe that our Class A Ordinary Shares meet S&P criteria for inclusion in the S&P 500 Index upon completion of the merger, which criteria include requirements that its constituent companies file Annual Reports on Form 10-K, are not foreign private issuers, derive a plurality of revenues or have a plurality of fixed assets in the U.S., are primarily listed on the NYSE or NASDAQ and have a corporate governance consistent with U.S. practice. Nonetheless, S&P retains discretion to determine whether our shares should continue as a component of the S&P 500 upon the completion of the merger. We anticipate that S&P will determine whether the Class A Ordinary Shares qualify for inclusion on or around the effectiveness of the merger. However, following the effective time of the merger, it is possible that, if we were to fail to meet any of S&P's guidelines for inclusion in the S&P 500, our Class A Ordinary Shares would be excluded from the index. If our Class A Ordinary Shares are not included as a component of the S&P 500 or other indices or no longer meet the qualifications of such funds, institutional investors that are required to track the performance of the S&P 500 or such other indices or the funds that impose those qualifications would potentially be required to sell their Class A Ordinary Shares, which could adversely affect the price of the Class A Ordinary Shares.

  The market for Class A Ordinary Shares may differ from the current market for Aon Delaware shares.

        Although it is anticipated that the Class A Ordinary Shares will be authorized for listing on the NYSE under the symbol "AON," which is the same symbol under which shares of Aon Delaware are currently listed, the market prices, trading volume and volatility of the Class A Ordinary Shares could be different from those of the Aon Delaware shares.

  Transfers of the Class A Ordinary Shares may be subject to stamp duty or SDRT in the U.K., which would increase the cost of dealing in the Class A Ordinary Shares as compared to the Aon Delaware shares.

        Stamp duty and/or SDRT are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5 percent of the consideration paid for the transfer. Certain issues or transfers of shares to depositaries or into clearance systems are charged at a higher rate of 1.5 percent.

        You are strongly encouraged to hold your Class A Ordinary Shares in book entry form through the facilities of DTC. Transfers of shares held in book entry form through DTC will not attract a charge to stamp duty or SDRT in the U.K. A transfer of title in the shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system will attract a charge to stamp duty at a rate of 0.5 percent of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document stamped by HMRC) before the transfer can be registered in the books of Aon UK. But if those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT.

        Following the merger, Aon UK expects to put in place arrangements to require that shares held in certificated form cannot be transferred into the DTC system until the transferor of the shares has first delivered the shares to a depository specified by Aon UK so that SDRT may be collected in connection with the initial delivery to the depository. Any such shares will be evidenced by a receipt issued by the depository. Before the transfer can be registered in the books of Aon UK, the transferor will also be required to put in the depository funds to settle the resultant liability to SDRT, which will be charged at a rate of 1.5 percent of the value of the shares.

        Following the merger, SDRT will be imposed upon the issue of shares in settlement of equity based awards under our stock or share incentive plans. This could increase our costs to continue such plans as currently designed and utilized. Following the merger, SDRT may also be imposed on other future issuances of our stock, increasing the costs of engaging in those transactions. Aon UK expects to put in place arrangements to pay any stamp duty or SDRT before transferring the newly issued shares to DTC, thereby enabling future issuances of Class A Ordinary Shares to be transferred into the DTC system without incurring further SDRT or stamp duty. The enforceability of the 1.5 percent charge is in doubt and is the subject of ongoing litigation following the decision of the European Court of Justice in HSBC Holdings plc, Vidacos Nominees Ltd v HMRC Case C-569/07. It is possible that the U.K. government may change the law in relation to stamp duty and SDRT in response to this litigation, and that this will have a material effect on the cost of dealing in the Aon UK shares.

  If the Class A Ordinary Shares are not eligible for deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.

        The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. We believe that approximately 97% of the outstanding shares of common stock of Aon Delaware are currently held within the DTC system. We expect that, upon the consummation of the merger, the

Class A Ordinary Shares of Aon UK will be eligible for deposit and clearing within the DTC system. However, while we are aware of a number of U.K. companies whose ordinary shares trade in the United States in the form of American Depository Receipts, we are not aware of any other U.K. company whose ordinary shares are directly traded on a U.S. securities exchange and are cleared through the DTC system. We believe that this is, in part, a result of concern on the part of DTC regarding its potential liability for stamp duty and/or SDRT in connection with transactions in ordinary shares of U.K. companies. In connection with the closing of the merger, we expect to enter into arrangements with DTC whereby we will agree to indemnify DTC for any stamp duty and/or SDRT that may be assessed upon it as a result of its service as a depository and clearing agency for our Class A Ordinary Shares. In addition, we have obtained a ruling from HMRC in respect of the stamp duty and SDRT consequences of the reorganization, and SDRT has been paid in accordance with the terms of this ruling in respect of the deposit of Class A Ordinary Shares with EES. We expect these actions, among others, will result in DTC agreeing to the accept the Class A Ordinary Shares for deposit and clearing within its facilities upon consummation of the merger. DTC is not obligated to accept the Class A Ordinary Shares for deposit and clearing within its facilities at the closing and, even if DTC does initially accept the Class A Ordinary Shares, it will generally have discretion to cease to act as a depository and clearing agency for the Class A Ordinary Shares. If DTC determined prior to the consummation of the merger that the Class A Ordinary Shares are not eligible for clearance within the DTC system, then we would not expect to complete the reorganization in its current form. However, if DTC determined at any time after the consummation of the merger that the Class A Ordinary Shares were not eligible for continued deposit and clearance within its facilities, then we believe the Class A Ordinary Shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the S&P 500 and trading in the Class A Ordinary Shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Class A Ordinary Shares.

  If we are not successful in amending or waiving certain provisions of our bank credit facilities, the merger may result in a breach of certain provisions of these facilities.

        In connection with the reorganization, we expect to seek the amendment or waiver of certain provisions of, or to renegotiate the terms of, the US Term Facility, the US Revolving Facility and the Euro Revolving Facility. For more information regarding these facilities, see "Risks relating to the Company generally — Financial Risks — We have debt outstanding that could adversely affect our financial flexibility." If we are unsuccessful in modifying these credit facilities by the effective date of the merger, we may be in breach of certain provisions of these credit facilities. Although we believe that we will be successful in obtaining any necessary modifications of our credit facilities, we can offer no assurance as to what additional or different terms or conditions, if any, our lenders may request in connection with those modifications. Any such changes in terms or conditions could result in an increase in our borrowing costs or a decrease in our financial or operating flexibility.

  We expect to incur transaction costs in connection with the completion of the reorganization, some of which will be incurred whether or not the reorganization is completed.

        We have begun to incur and expect to incur in 2011 and 2012 a total of approximately $20 million in transaction costs in connection with the reorganization. The substantial majority of these costs will be incurred regardless of whether the reorganization is completed.

        Following the merger and in connection with the reorganization, we plan to examine various potential transactions for the further repositioning of the organizational structure of Aon Delaware and certain of its subsidiaries. We refer to these activities and transactions in this annual report as "subsequent actions." Aon Delaware could recognize gain, and be subject to U.S. federal income tax on any such gain, as a result of one or more of these transactions. The amount of income taxes incurred in connection with any transactions will depend on a number of factors. Based on information currently available, we do not expect any transactions to have a significant impact on our reported income tax expense.

        In connection with the completion of the reorganization, we will reevaluate the ability to realize our deferred tax assets related to U.S. operations under the new Aon UK corporate structure and we may recognize a non-cash, deferred tax expense upon the conclusion of this evaluation. Based on information currently available, we do not expect the additional deferred tax expense, if any, to be significant.

  The reorganization will result in additional ongoing costs to us.

        The completion of the reorganization will result in an increase in some of our ongoing expenses and require us to incur some new expenses. Some costs, including those related to employees in our U.K. offices and holding board meetings in the U.K., are expected to be higher than would be the case if our principal executive offices were not relocated to the U.K.. We also expect to incur new expenses, including professional fees and SDRT in connection with settlement of equity-based awards under our stock or share incentive plans, to comply with U.K. corporate and tax laws.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We have offices in various locations throughout the world. Substantially all of our offices are located in leased premises. We maintain our corporate headquarters at 200 E. Randolph Street in Chicago, Illinois, where we occupy approximately 355,000 square feet of space under an operating lease agreement that expires in 2013. There are two five-year renewal options at current market rates. We own one building at Pallbergweg 2-4, Amsterdam, the Netherlands (150,000 square feet). The following are additional significant leased properties, along with the occupied square footage and expiration.

Property:	Occupied Square Footage	Lease Expiration Dates

4 Overlook Point and other locations, Lincolnshire, Illinois	1,224,000	2014 – 2019
2601 Research Forest Drive, The Woodlands, Texas	414,000	2020
DLF City and Unitech Cyber Park, Gurgaan, India	383,000	2012 – 2014
2300 Discovery Drive, Orlando, Florida	364,000	2020
Devonshire Square and other locations, London, UK	327,000	2018 – 2023
199 Water Street, New York, New York	319,000	2018
7201 Hewitt Associates Drive, Charlotte, North Carolina	218,000	2015

        The locations in Lincolnshire, Illinois, The Woodlands, Texas, Orlando, Florida, and Charlotte North Carolina, each of which were acquired as part of the Hewitt acquisition in 2010, are primarily dedicated to our HR Solutions segment. The other locations listed above house personnel from each of our business segments.

        In November 2011, Aon entered into an agreement to lease 190,000 square feet in a new building to be constructed in London, United Kingdom. The agreement is contingent upon the completion of the building construction. Aon expects to move into the new building in 2015 when it exercises an early break option at the Devonshire Square location.

        In general, no difficulty is anticipated in negotiating renewals as leases expire or in finding other satisfactory space if the premises become unavailable. We believe that the facilities we currently occupy are adequate for the purposes for which they are being used and are well maintained. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 9 "Lease Commitments" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for information with respect to our lease commitments as of December 31, 2011.

Item 3.    Legal Proceedings.

        We hereby incorporate by reference Note 16 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Item 4.    (Removed and Reserved).

Executive Officers of the Registrant

        The executive officers of Aon, their business experience during the last five years, and their ages and positions held as of February 23, 2012 are set forth below.

Name	Age	Position
Gregory C. Case	49	President and Chief Executive Officer. Mr. Case became President and Chief Executive Officer of Aon in April 2005. Prior to joining Aon, Mr. Case was a partner with McKinsey & Company, the international management consulting firm, for 17 years, most recently serving as head of the Financial Services Practice. He previously was responsible for McKinsey's Global Insurance Practice, and was a member of McKinsey's governing Shareholders' Committee. Prior to joining McKinsey, Mr. Case was with the investment banking firm of Piper, Jaffray and Hopwood and the Federal Reserve Bank of Kansas City.
Christa Davies	40

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

Gregory J. Besio	54

Executive Vice President and Chief Human Resources Officer. Mr. Besio currently serves as Executive Vice President and Chief Human Resources Officer of Aon. Prior to serving is this role, Mr. Besio served as Aon's Chief Administrative Officer and Head of Global Strategy, and also served as the Executive Integration Leader for Aon Hewitt following the acquisition of Hewitt Associates, Inc. Prior to joining Aon in May 2007, Mr. Besio held a variety of senior positions in strategy and operations at Motorola.

Name	Age	Position
Philip Clement	46

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

Matthew C. Levin	38

Executive Vice President and Head of Global Strategy. Mr. Levin joined Aon in August 2011 and serves as Executive Vice President and Head of Global Strategy. Prior to joining Aon, Mr. Levin served as Senior Vice President, Corporate Development and Strategy of Hewitt Associates, Inc. from January 2007 until the completion of merger between Aon and Hewitt in October 2010. Prior to Hewitt, Mr. Levin served as Senior Vice President of Corporate Development and Strategic Planning for IHS Inc., a provider of technical information and related decision support tools and services from November 2004 to December 2006.

Peter Lieb	56

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

Stephen P. McGill	54

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

Laurel Meissner	54

Senior Vice President and Global Controller. Ms. Meissner joined Aon in February 2009, and was appointed Senior Vice President and Global Controller and designated as Aon's principal accounting officer in March 2009. Prior to joining Aon, Ms. Meissner served from July 2008 through January 2009 as Senior Vice President, Finance, Chief Accounting Officer of Motorola, Inc., an international communications company. Ms. Meissner joined Motorola in 2000 and served in various senior financial positions, including Corporate Vice President, Finance, Chief Accounting Officer.

Name	Age	Position
Michael J. O'Connor	43

Chief Operating Officer, Aon Risk Solutions. Mr. O'Connor joined Aon in February 2008 and serves as Chief Operating Officer of Aon Risk Solutions. Prior to joining Aon, Mr. O'Connor spent approximately ten years at McKinsey & Company, most recently serving as a partner and a leader of the North American Financial Services practice and the North American Insurance practice.

Kristi A. Savacool	52

Chief Executive Officer, Aon Hewitt. Ms. Savacool joined Aon upon the completion of the merger between Aon and Hewitt Associates, Inc. and was named Chief Executive Officer of Aon Hewitt in February 2012. Prior to assuming this role, Ms. Savacool served as Co-Chief Executive Officer of Aon Hewitt from May 2011 and Chief Executive Officer of Benefits Administration for Aon Hewitt. At Hewitt, Ms. Savacool served in several senior executive positions, including Senior Vice President, Total Benefit Administration Outsourcing. Ms. Savacool joined Hewitt in July 2005. Prior to July 2005, Ms. Savacool held a number of management positions at The Boeing Company since 1985.

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

        We have approximately 8,107 holders of record of our common stock as of January 31, 2012.

        We hereby incorporate by reference Note 11, "Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

        The following information relates to the repurchases of equity securities by Aon or any affiliated purchaser during any month within the fourth quarter of the fiscal year covered by this report:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)

10/1/11 – 10/31/11	0	$0	0	$1,186,934,206
11/1/11 – 11/30/11	0	0	0	1,186,934,206
12/1/11 – 12/31/11	0	0	0	1,186,934,206

	0	$0	0	$1,186,934,206

(1)
Does not include commissions paid to repurchase shares.

(2)
In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion. As of March 31, 2011, this program was fully utilized upon the repurchase of 118.7 million shares of common stock at an average price (excluding commissions) of $40.97 per share in the first quarter 2011, for an aggregate purchase price of $4.6 billion since inception of this stock repurchase program. In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. In 2011, we repurchased 16.4 million shares through this program through the open market or in privately negotiated transactions at an average price (excluding commissions) of $50.39 per share. The remaining authorized amount for stock purchase under the 2010 program is $1.2 billion. Shares may be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs.

        Information relating to the compensation plans under which equity securities of Aon are authorized for issuance is set forth under Part III, Item 12 "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this report and is incorporated herein by reference.

Item 6.    Selected Financial Data.

Selected Financial Data

(millions except stockholders, employees and per share data)	2011	2010	2009	2008	2007

Income Statement Data
Commissions, fees and other	$11,235	$8,457	$7,521	$7,357	$7,054
Fiduciary investment income	52	55	74	171	180

Total revenue	$11,287	$8,512	$7,595	$7,528	$7,234

Income from continuing operations	$1,006	$759	$681	$637	$675
(Loss) income from discontinued operations (1)	4	(27)	111	841	202

Net income	1,010	732	792	1,478	877
Less: Net income attributable to noncontrolling interest	31	26	45	16	13

Net income attributable to Aon stockholders	$979	$706	$747	$1,462	$864

Basic Net Income (Loss) Per Share Attributable to Aon Stockholders (2)
Continuing operations	$2.91	$2.50	$2.25	$2.12	$2.17
Discontinued operations	0.01	(0.09)	0.39	2.87	0.66

Net income	$2.92	$2.41	$2.64	$4.99	$2.83

Diluted Net Income (Loss) Per Share Attributable to Aon Stockholders (2)
Continuing operations	$2.86	$2.46	$2.19	$2.04	$2.04
Discontinued operations	0.01	(0.09)	0.38	2.76	0.62

Net income	$2.87	$2.37	$2.57	$4.80	$2.66

Balance Sheet Data
Fiduciary assets (3)	$10,838	$10,063	$10,835	$10,678	$9,498
Intangible assets including goodwill (4) (5)	12,046	12,258	6,869	6,416	5,119
Total assets	29,552	28,982	22,958	22,940	24,929
Long-term debt	4,155	4,014	1,998	1,872	1,893
Total equity (6)	8,120	8,306	5,431	5,415	6,261
Common Stock and Other Data
Dividends paid per share	$0.60	$0.60	$0.60	$0.60	$0.60
Price range:
High	54.58	46.24	46.19	50.00	51.32
Low	39.68	35.10	34.81	32.83	34.30
At year-end:
Market price	$46.80	$46.01	$38.34	$45.68	$47.69
Common stockholders	8,107	9,316	9,883	9,089	9,437
Shares outstanding	324.4	332.3	266.2	271.8	304.6
Number of employees	62,443	59,100	36,200	37,700	42,500

(1)
We have sold certain businesses whose results have been reclassified as discontinued operations, including AIS Management Corporation and our P&C Operations (both sold in 2009), Combined Insurance Company of America and Sterling Life Insurance Company (both sold in 2008), and Aon Warranty Group and Construction Program Group (both sold in 2006).

(2)
Effective January 1, 2009, we adopted additional guidance regarding participating securities and computing net income per share using the two-class method. Prior years' basic and diluted net income per share have been adjusted to conform to the new guidance.

(3)
Represents insurance premiums receivables from clients as well as cash and investments held in a fiduciary capacity.

(4)
In 2010, we completed the acquisition of Hewitt. In connection with the acquisition, we recorded intangible assets, including goodwill, of $5.7 billion.

(5)
In 2008, we completed the acquisition of Benfield. In connection with the acquisition, we recorded intangible assets, including goodwill, of $1.7 billion.

(6)
Effective January 1, 2009, we adopted a new accounting standard requiring non-controlling interests to be separately presented as a component of total equity. Prior years have been adjusted to conform to the new standard.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY OF 2011 FINANCIAL RESULTS

        The challenging global economic environment continues to provide headwinds for our business. This results in pricing pressures across our Risk Solutions and HR Solutions operating segments. We continue to operate in a soft insurance pricing market. As property and casualty rates continue to moderate, the level of exposure units, or volume, appears to be stabilizing. Exposure units have been negatively impacted by the global economy, which places pressure on our business in three primary ways:

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

        Our revenue for 2011 increased as a result of acquisitions, including Hewitt in October 2010, and new products and services, such as GRIP Solutions. We also continue to demonstrate expense discipline, while we invest in our businesses.

        We focus on three key metrics that we communicate to shareholders: grow organically, expand margins, and increase earnings per share. The following is our measure of performance against these three metrics for 2011:

  •
  Organic revenue growth, as defined under the caption "Review of Consolidated Results — General" below, was 2% in 2011, demonstrating continued improvement compared to the prior year's flat organic revenue.

  •
  Adjusted operating margin, as defined under the caption "Review of Consolidated Results — General" below, was 15.8% for Aon overall, 19.9% for the Risk Solutions segment, and 13.0% for the HR Solutions segment. Adjusted operating margins declined across the Risk Solutions segment, the HR Solutions segment and for the Company overall.

  •
  Adjusted diluted earnings per share from continuing operations attributable to Aon stockholders, as defined under the caption "Review of Consolidated Results — General" below, was $3.29 per share in 2011, an increase from $3.12 per share, or 5%, in 2010, demonstrating solid operational performance and effective capital management despite a difficult business environment.

Additionally, the following is a summary of our 2011 financial results:

  •
  Revenue increased $2.8 billion, or 33%, to $11.3 billion due primarily to an increase from acquisitions, primarily Hewitt in October 2010 and Glenrand MIB Limited ("Glenrand") in 2011, net of dispositions, 2% organic revenue growth and a 2% favorable impact from foreign currency exchange rates. Organic revenue growth was 2% in the Risk Solutions segment and flat in the HR Solutions segment.

  •
  Operating expenses increased $2.4 billion from the prior year to $9.7 billion, primarily as a result of the inclusion of expenses from the Hewitt and Glenrand acquisitions, including higher intangible asset amortization expense, $18 million of non-cash charges related to the write-off of accounts receivable primarily from prior years, and unfavorable foreign currency translation offset by a $59 million decline in restructuring charges and realization of benefits from restructuring initiatives. In addition, 2010 included a $49 million expense related to the 2010 non-cash U.S. defined benefit pension plan resulting from an adjustment to the market-related value of plan assets and a $9 million expense related to the anti-bribery and compliance charge.

  •
  Our consolidated operating margin from continuing operations for the year on a U.S. generally accepted accounting principles ("GAAP") basis was 14.2% in 2011, essentially flat when compared to 2010.

  •
  Net income from continuing operations attributable to Aon stockholders increased $242 million, or 33%, from $733 million in 2010 to $975 million in 2011, primarily related to the inclusion of Hewitt.

REVIEW OF CONSOLIDATED RESULTS

General

        In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and the impact of foreign exchange rates on operating results.

Organic Revenue

        We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations. Organic revenue excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and unusual items. Supplemental information related to organic growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. Reconciliation of this non-GAAP measure, organic revenue growth percentages to the reported Commissions, fees and other revenue growth percentages, has been provided in the "Review by Segment" caption, below.

Adjusted Operating Margins

        We use adjusted operating margin as a measure of core operating performance of our Risk Solutions and HR Solutions segments. Adjusted operating margin excludes the impact of restructuring charges, the legacy receivables write-off, Hewitt related integration costs, and transaction costs related to the proxy statement filed in connection with our potential relocation of our headquarters to London. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Consolidated

Financial Statements. A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

Year Ended December 31, 2011	Total Aon (1)	Risk Solutions	HR Solutions

Revenue — U.S. GAAP	$11,287	$6,817	$4,501

Operating income — U.S. GAAP	$1,606	$1,314	$448
Restructuring charges	113	24	89
Legacy receivables write-off	18	18	—
Transaction related costs — UK reincorporation	3	—	—
Hewitt related costs	47	—	47

Operating income — as adjusted	$1,787	$1,356	$584

Operating margins — U.S. GAAP	14.2%	19.3%	10.0%
Operating margins — as adjusted	15.8%	19.9%	13.0%

1)
Includes unallocated expenses and the elimination of intersegment revenue.

Adjusted Diluted Earnings per Share from Continuing Operations

        We also use adjusted diluted earnings per share from continuing operations as a measure of Aon's core operating performance. Adjusted diluted earnings per share excludes the impact of restructuring charges, the legacy receivables write-off, Hewitt related integration costs, and transaction costs related to the UK reincorporation, along with related income taxes. Reconciliation of this non-GAAP measure to the reported diluted earnings per share is as follows (in millions except per share data):

Year Ended December 31, 2011	U.S. GAAP	Adjustments	As Adjusted

Operating Income	$1,606	$181	$1,787
Interest income	18	—	18
Interest expense	(245)	—	(245)
Other income	5	19	24

Income from continuing operations before income taxes	1,384	200	1,584
Income taxes	378	54	432

Income from continuing operations	1,006	146	1,152
Less: Net income attributable to noncontrolling interests	31	—	31

Income from continuing operations attributable to Aon stockholders	$975	$146	$1,121

Diluted earnings per share from continuing operations	$2.86	$0.43	$3.29

Weighted average common shares outstanding — diluted	340.9	340.9	340.9

Impact of Foreign Exchange Rate Fluctuations

        Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business. In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year's revenue, expenses and net income at this year's foreign exchange rates.

Summary of Results

        The consolidated results of continuing operations are as follows (in millions):

Years ended December 31,	2011	2010	2009

Revenue:
Commissions, fees and other	$11,235	$8,457	$7,521
Fiduciary investment income	52	55	74

Total revenue	11,287	8,512	7,595

Expenses:
Compensation and benefits	6,567	5,097	4,597
Other general expenses	3,114	2,189	1,977

Total operating expenses	9,681	7,286	6,574

Operating income	1,606	1,226	1,021
Interest income	18	15	16
Interest expense	(245)	(182)	(122)
Other income	5	—	34

Income from continuing operations before income taxes	1,384	1,059	949
Income taxes	378	300	268

Income from continuing operations	1,006	759	681
Income (loss) from discontinued operations, after-tax	4	(27)	111

Net income	1,010	732	792
Less: Net income attributable to noncontrolling interests	31	26	45

Net income attributable to Aon stockholders	$979	$706	$747

Consolidated Results for 2011 Compared to 2010

Revenue

        Revenue increased by $2.8 billion, or 33%, in 2011 compared to 2010. This increase principally reflects a $2.4 billion, or 113%, increase in the HR Solutions segment, and a $394 million, or 6%, increase in the Risk Solutions segment. The 113% increase in the HR Solutions segment was principally driven by acquisitions, primarily Hewitt in October 2010, net of dispositions, and a 2% positive impact from foreign currency exchange rates with flat organic revenue growth. The 6% increase in the Risk Solutions segment was primarily driven by a 3% favorable impact from foreign currency exchange rates, a 2% increase in organic revenue growth reflecting the growth in both the Americas and International regions and a 1% increase from acquisitions, primarily Glenrand in April 2011, net of dispositions.

Compensation and Benefits

        Compensation and benefits increased $1.5 billion, or 29%, when compared to 2010. The increase reflects a $1.3 billion, or 101%, increase in the HR Solutions segment and a $161 million, or 4%, increase in the Risk Solutions segment. In total, the increase for the year was driven by the impact of the Hewitt and Glenrand acquisitions and an unfavorable impact of foreign currency exchange rates, partially offset by the realization of benefits from restructuring initiatives. In addition, 2010 included a $49 million non-cash U.S. defined benefit pension plan expense resulting from an adjustment to the market-related value of plan assets.

Other General Expenses

        Other general expenses increased by $925 million, or 42%, in 2011 compared to 2010. This increase reflects a $852 million, or 152%, increase in the HR Solutions segment and a $113 million, or 7%, increase in the Risk Solutions segment partially offset by a $46 million decrease in unallocated expenses. The overall increase was due largely to the impact of the Hewitt and Glenrand acquisitions, reflecting the inclusion of operating expenses and intangible amortization, as well as the unfavorable impact of foreign currency exchange rates. These increased costs were partially offset by lower restructuring charges and restructuring savings and operational expense management.

Interest Income

        Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income increased $3 million, or 20%, from 2010, due to higher levels of interest bearing assets.

Interest Expense

        Interest expense, which represents the cost of our worldwide debt obligations, increased $63 million, or 35%, from 2010 due to an increase in the amount of debt outstanding for the full year primarily related to the Hewitt acquisition. Additionally, 2010 included charges of $14 million attributable to a $1.5 billion Bridge Loan Facility that was put in place to finance the Hewitt acquisition, but was cancelled following the issuance of the notes.

Other Income

        Other income of $5 million in 2011 includes death benefits on certain Company owned life insurance plans, partially offset by losses and write-offs related to our ownership in certain insurance investment funds and other long-term investments and a $19 million loss on the extinguishment of debt. Additionally, 2010 included a loss of $8 million on extinguishment of debt and losses related to certain long-term investments, partially offset by gains related to our ownership in certain insurance investment funds.

Income from Continuing Operations before Income Taxes

        Income from continuing operations before income taxes was $1.4 billion, a 31% increase from $1.1 billion in 2010. The increase in income was driven by the 2% increase in organic growth, the inclusion of Hewitt's and Glenrand's operating results, lower costs and increased benefits from restructuring initiatives and operational improvement, and favorable foreign currency exchange rates.

Income Taxes

        The effective tax rate on income from continuing operations was 27.3% in 2011 and 28.4% in 2010. The 2011 rate reflects the release of a valuation allowance relating to foreign tax credits offset partially by net unfavorable deferred tax adjustments in non-US jurisdictions including the impact of a UK tax rate change. The 2010 rate reflects the impact of the Hewitt acquisition in the fourth quarter, the favorable effect of a U.S. pension expense adjustment, which had a tax rate of 40%, and deferred tax adjustments. The underlying tax rate for continuing operations was 27.3% in 2011 and is estimated to be approximately 29.0% for 2012.

Income from Continuing Operations

        Income from continuing operations increased to $1.0 billion ($2.86 diluted net income per share) in 2011 from $759 million ($2.46 diluted net income per share) in 2010. Currency fluctuations positively impacted income from continuing operations in 2011 by $0.04 per diluted share, when the 2010 Consolidated Statement of Income is translated using 2011 foreign exchange rates.

Discontinued Operations

        In 2011, after-tax income from discontinued operations of $4 million ($0.01 diluted net income per share) was recorded compared to after-tax loss from discontinued operations of $27 million ($0.09 diluted net loss per share) in 2010. The loss in 2010 was driven by the settlement of legacy litigation related to the Buckner vs. Resource Life case.

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

Compensation and Benefits

        Compensation and benefits increased $500 million, or 11%, over 2009. The increase reflects a $562 million, or 75%, increase in the HR Solutions segment and a $51 million increase in unallocated expenses, which was partially offset by a $113 million, or 3%, decrease in the Risk Solutions segment. In total, the increase for the year was driven by the inclusion of Hewitt's operating expenses from the date of the acquisition, a net pension curtailment gain recognized in 2009 of $78 million related to our U.S. and Canada defined benefit pension plans, a $49 million non-cash U.S. defined benefit pension plan expense recognized in 2010 resulting from an adjustment to the market-related value of plan assets, and an unfavorable impact of foreign currency exchange rates, which more than offset lower restructuring costs, restructuring savings and other operational improvements.

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

        As of December 31, 2011, approximately 1,080 jobs have been eliminated under the Aon Hewitt Plan and total expenses of $157 million have been incurred. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.

        The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Estimated Total Cost for Restructuring Plan (1)

Workforce reduction	$49	$64	$180
Lease consolidation	3	32	95
Asset impairments	—	7	47
Other costs associated with restructuring (2)	—	2	3

Total restructuring and related expenses	$52	$105	$325

(1)
Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions that may change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)
Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

        The following summarizes the restructuring and related expenses by segment that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Estimated Total Cost for Restructuring Plan

HR Solutions	$52	$90	$297
Risk Solutions	—	15	28

Total restructuring and related expenses	$52	$105	$325

        The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013, of which, approximately $20 million will be achieved in the Risk Solution segment. We expect to achieve approximately $355 million in annual cost savings across the Company in 2013, including approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs. All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan. We estimate that we realized approximately $137 million and $4 million of cost savings before any reinvestment in 2011 and 2010, respectively. Approximately $136 million and $1 million of the cost savings before reinvestment in 2011 was realized in the HR Solutions Segment and Risk Solutions Segment, respectively.

Aon Benfield Restructuring Plan

        We announced a global restructuring plan ("Aon Benfield Plan") in conjunction with our 2008 acquisition of Benfield. The restructuring plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 800 job eliminations. Additionally, duplicate space and assets will be abandoned. We originally estimated that this plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. During 2009, we reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated. We currently estimate the Aon Benfield Plan will result in cumulative costs totaling approximately $160 million, of which $53 million was recorded as part of the purchase price allocation, $19 million, $26 million, and $55 million have been recorded in earnings during 2011, 2010 and 2009, respectively, and an estimated additional $7 million will be recorded in future earnings. The plan was closed in January 2012.

        As of December 31, 2011, approximately 785 jobs have been eliminated under the Aon Benfield Plan. Total payments of $129 million have been made under this plan to date.

        The following is a summary of the restructuring and related expenses by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	2011	Total to Date	Estimated Total Cost for Restructuring Period (1)

Workforce reduction	$32	$38	$15	$33	$118	$125
Lease consolidation	20	14	7	(15)	26	26
Asset impairments	—	2	2	—	4	4
Other costs associated with restructuring (2)	1	1	2	1	5	5

Total restructuring and related expenses	$53	$55	$26	$19	$153	$160

(1)
Actual costs, when incurred, will vary due to changes in the assumptions built into this plan. Significant assumptions that may change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause us to add or cancel component initiatives.

(2)
Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

        All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the Consolidated Statements of Income. These restructuring activities and related expenses were concluded in January.

        The Aon Benfield Plan, before any potential reinvestment of savings, is expected to deliver cumulative cost savings of approximately $144 million in 2012. We estimate that we realized approximately $122 million, and $100 million, of cost savings in 2011 and 2010, respectively. The actual savings, total costs and timing of the restructuring plan may vary from those estimated due to changes in the scope, underlying assumptions of the plan, and foreign exchange rates.

2007 Restructuring Plan

        In 2007, we announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients (the "2007 Plan"). The 2007 Plan resulted in approximately 4,700 job eliminations and we have closed or consolidated several offices resulting in sublease losses or lease buy-outs. The total cumulative pretax charges for the 2007 Plan were $737 million. We do not expect any further expenses to be incurred in the 2007 Plan. Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the Consolidated Statements of Income.

        We estimate that we realized cost savings, before any reinvestment of savings, of approximately $536 million and $476 million in 2011 and 2010, respectively.

        The following summarizes the restructuring and related expenses by type that have been incurred related to the 2007 Plan (in millions):

	2007	2008	2009	2010	2011	Total 2007 Plan

Workforce reduction	$17	$166	$251	$72	$(2)	$504
Lease consolidation	22	38	78	15	(9)	$144
Asset impairments	4	18	15	2	—	$39
Other costs associated with restructuring (1)	3	29	13	5	—	$50

Total restructuring and related expenses	$46	$251	$357	$94	$(11)	$737

(1)
Other costs associated with restructuring initiatives include moving costs and consulting and legal fees.

        The following summarizes the restructuring and related expenses by segment that have been incurred related to the 2007 Plan (in millions):

	2007	2008	2009	2010	2011	Total 2007 Plan

Risk Solutions	$41	$234	$322	$84	$(10)	$671
HR Solutions	5	17	35	10	(1)	$66

Total restructuring and related expenses	$46	$251	$357	$94	$(11)	$737

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

        Our balance sheet and strong cash flow provide us with financial flexibility to create long-term value for our stockholders. Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under various credit facilities. Our primary uses of liquidity are operating expenses, capital expenditures, acquisitions, share repurchases, restructuring payments, funding pension obligations and the payment of stockholder dividends.

        Cash and short-term investments decreased $74 million to $1.1 billion in 2011. Our strong balance sheet continues to provide us with significant financial flexibility. During 2011, cash flow from operating activities, excluding client held funds, increased $235 million to $1.0 billion. Uses of funds in 2011 included an increase in receivables of $494 million, primarily related to a temporary delay in invoicing HR Solutions' customers. This increase in unbilled receivables resulted in a temporary decrease in cash collections in 2011. We expect this temporary increase in unbilled receivables and the resulting decrease in operating cash flow to reverse and return to normalized levels in the first half of 2012. Additional uses of funds included $399 million in cash contributions to our major defined benefit plans in excess of pension expense, capital expenditures of $241 million, dividends paid to shareholders of $200 million, and share repurchases of $828 million. These amounts were offset by net income of $1.0 billion and non-cash charges primarily related to depreciation, amortization, and stock based compensation expense of $957 million.

        Our investment grade rating is important to us for a number of reasons, the most important of which is preserving our financial flexibility. If our credit ratings were downgraded to below investment grade, the interest expense on any outstanding balances on our credit facilities would increase and we could incur additional requests for pension contributions. To manage unforeseen situations, we have committed credit lines of approximately $1.3 billion and we manage our business to ensure we maintain our current investment grade ratings.

Cash Flows Provided by Operating Activities

        Net cash provided by operating activities in 2011 increased $235 million to $1.0 billion as compared to $783 million in 2010. The primary contributors to cash flow from operations were net income of $1.0 billion and adjustments for non-cash items of $957 million, primarily related to depreciation, amortization, and stock compensation expense. These items were partially offset by an increase in accounts receivable of $484 million, primarily related to a temporary delay in invoicing HR Solutions' customers of approximately $300 million. This increase in unbilled receivables resulted in a temporary decrease in cash collections in 2011. We expect this temporary increase in unbilled receivables and the resulting decrease in operating cash flow to reverse and return to normalized levels in the first half of 2012. Additional uses of cash include $399 million cash contributions to our major defined benefit plans in excess of pension expense. Pension contributions during 2011 were $477 million as compared to $288 million in 2010. In 2012, we expect to contribute $541 million to our major defined benefit plans, with a modest decrease in pension expense. In 2012, we also expect to have cash payments related to restructuring plans of $143 million

Cash Flows Used For Investing Activities

        Cash used for investing activities in 2011 was $186 million. Acquisitions used $106 million, primarily related to the acquisition of Glenrand. Net purchases of non-fiduciary short-term investments used $8 million, and capital expenditures used $241 million. The sale of businesses provided $9 million, consisting of proceeds from several small dispositions, and sales, net of purchases, of long-term investments provided $160 million.

        Cash used for investing activities in 2010 was $2.1 billion. Acquisitions used $2.0 billion, primarily related to the acquisition of Hewitt. Net purchases of non-fiduciary short-term investments used $337 million, and capital expenditures used $180 million. The sale of businesses used $30 million, consisting of proceeds from several small dispositions which were more than offset by a $38 million use of cash for a litigation settlement related to a previously disposed of business. Sales, net of purchases, of long-term investments provided $56 million.

        Cash used for investing activities was $229 million in 2009, primarily comprised of $274 million paid to acquire 14 businesses, including Allied North America and FCC Global Insurance Services, $85 million paid to purchase, net of sales, long-term investments, and $140 million for capital expenditures, partially offset by $259 million of net proceeds from the sales of non-fiduciary short-term investments.

Cash Flows Used For Financing Activities

        Cash used for financing activities during 2011 was $896 million. Share repurchases were $828 million and dividends to shareholders were $200 million. Dividends paid to, and purchase of shares from non-controlling interests were $54 million. Proceeds from the exercise of stock options and issuance of shares purchased through employee stock purchase plans were $201 million.

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

Cash and Investments

        At December 31, 2011, our cash and cash equivalents and short-term investments were $1.1 billion, essentially flat against the balance of $1.1 billion as of December 31, 2010. Of the total balance recorded at December 31, 2011, approximately $191 million was restricted as to its use as compared to $60 million as of December 31, 2010. At December 31, 2011, $337 million of cash and cash equivalents and short-term investments were held in the U.S. and $720 million were held by our subsidiaries in other countries. At December 31, 2010, $521 million of cash and cash equivalents and short-term investments were held in the U.S. and $610 million were held by our subsidiaries in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S., if repatriated, could have an unfavorable tax impact.

        In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then remitted to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity. In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf. The levels of fiduciary assets and liabilities can fluctuate significantly, primarily depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf. Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions. In our Consolidated Statements of Financial Position, the amount we report for fiduciary assets and fiduciary liabilities are equal. Our fiduciary assets included cash and investments of $4.2 billion and fiduciary receivables of $6.6 billion at December 31, 2011. While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

        As disclosed in Note 15 "Fair Value Measurements and Financial Instruments" of the Notes to Consolidated Financial Statements, the majority of our short-term investments carried at fair value are money market funds. Money market funds are carried at cost as an approximation of fair value. Based on market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We do not believe that there are any significant market liquidity issues affecting the fair value of these investments.

        As of December 31, 2011, our investments in money market funds and highly liquid debt instruments had a fair value of $2.4 billion and are included in Cash and cash equivalents, Short-term investments and Fiduciary assets in the Consolidated Statements of Financial Position depending on their nature and initial maturity.

        The following table summarizes our Fiduciary assets and non-fiduciary cash and cash equivalents and short-term investments as of December 31, 2011 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total

Certificates of deposit, bank deposits or time deposits	$272	—	$2,546	$2,818
Money market funds	—	784	1,619	2,403
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	1	—	1

Cash and investments	272	785	4,190	5,247
Fiduciary receivables	—	—	6,648	6,648

Total	$272	$785	$10,838	$11,895

Share Repurchase Program

        In the fourth quarter of 2007, our Board of Directors increased the authorized share repurchase program to $4.6 billion. As of March 31, 2011, this program was fully utilized upon the repurchase of 118.7 million shares of common stock at an average price (excluding commissions) of $40.97 per share in the first quarter 2011, for an aggregate purchase price of $4.6 billion since inception of this stock repurchase program.

        In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. In 2011, we repurchased 16.4 million shares through this program through the open market or in privately negotiated transactions at an average price (excluding commissions) of $50.39 per share. The remaining authorized amount for stock purchase under the 2010 program is $1.2 billion. Shares may be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs.

        For information regarding share repurchases made during the fourth quarter of 2011, see Item 5 — "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" as previously described.

Shelf Registration Statement

        On June 8, 2009, we filed a registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, preferred stock, common stock and convertible securities. Our $1.5 billion in unsecured notes, sold on September 7, 2010 to finance the Hewitt acquisition and our offer and sale of $500 million in unsecured notes on May 24, 2011 to partially refinance our three-year 2010 Term Loan Facility entered into in connection with the Hewitt acquisition were each issued under this registration statement. The availability of any further potential liquidity under this shelf registration statement is dependent on investor demand, market conditions and other factors. There can be no assurance regarding when, or if, we will issue any additional securities under the registration statement.

Credit Facilities

        We have a three-year $400 million unsecured revolving credit facility in the U.S. ("U.S. Facility"). Sixteen banks are participating in the U.S. Facility, which is for general corporate purposes, including commercial paper support. Additionally, we have a five-year €650 million ($849 million at December 31, 2011 exchange rates) multi-currency foreign credit facility ("Euro Facility") available, which was entered into in October 2010 and expires in October 2015. The Euro Facility replaces a € 650 million multi-currency revolving loan credit facility that was entered into in 2005 and expired in October 2010. At December 31, 2011, we had no borrowings under either of the credit facilities.

        For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA") to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA of not greater than 3 to 1. We were in compliance with these and all other covenants at December 31, 2011.

Rating Agency Ratings

        The major rating agencies' ratings of our debt at February 24, 2012 appear in the table below.

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

Letters of Credit

        We have outstanding letters of credit ("LOCs") totaling $75 million at December 31, 2011 as compared to $71 million at December 31, 2010. These LOCs cover the beneficiaries related to our Canadian pension plan scheme, cover deductible retentions for our workers compensation program, secure a sublease agreement for office space, secure one of our U.S. pension plans, and cover contingent payments for taxes and other business obligations to third parties.

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

Contractual Obligations

        Summarized in the table below are our contractual obligations and commitments as of December 31, 2011 (in millions):

	Payments due in
	2012	2013 – 2014	2015 – 2016	2017 and beyond	Total

Short- and long-term borrowings	$337	$1,077	$1,121	$1,957	$4,492
Interest expense on debt	220	403	300	1,136	2,059
Operating Leases	473	849	679	1,203	3,204
Pension and other postretirement benefit plan (1) (2)	301	641	679	1,743	3,364
Purchase obligations (3) (4) (5)	396	350	233	157	1,136
Insurance premiums payable	10,838	—	—	—	10,838

	$12,565	$3,320	$3,012	$6,196	$25,093

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

(2)
In 2007, our principal U.K subsidiary agreed with the trustees of one of the U.K. plans to contribute £9.4 million ($15 million) per year to that pension plan for the next six years, with the amount payable increasing by approximately 5% on each April 1. The trustees of the plan have certain rights to request that our U.K. subsidiary advance an amount equal to an actuarially determined winding-up deficit. As of December 31, 2011, the estimated winding-up deficit was £390 million ($610 million). The trustees of the plan have accepted in practice the agreed-upon schedule of contributions detailed above and have not requested the winding-up deficit be paid.

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

(4)
Excludes $75 million of unfunded commitments related to an investment in a limited partnership due to our inability to reasonably estimate the period(s) when the limited partnership will request funding.

(5)
Excludes $118 million of liabilities for unrecognized tax benefits due to our inability to reasonably estimate the period(s) when cash settlements will be made.

Financial Condition

        At December 31, 2011, our net assets of $8.1 billion, representing total assets minus total liabilities, were $186 million lower than the balance at December 31, 2010. Working capital increased $175 million to $1.7 billion.

        Balance sheet categories that reflected large variances from last year included the following:

  •
  Cash and short-term investments decreased $74 million, resulting primarily from an increase in accounts receivable of $494 million, $399 million in cash contributions to major deferred benefit plans in excess of pension expense and capital expenditures of $241 million, offset by net income of $1.0 billion.

  •
  Total Receivables increased $494 million primarily related to a temporary delay in invoicing HR Solutions' customers. This increase in unbilled receivables resulted in a temporary decrease in cash collections in 2011 of approximately $300 million. We expect this temporary increase in unbilled receivables and the resulting decrease in operating cash flow to reverse and return to normalized levels in the first half of 2012.

  •
  Goodwill and other intangibles decreased $212 million due primarily to amortization of intangible assets, partially offset by goodwill recognized from acquisitions.

Borrowings

        Total debt at December 31, 2011 was $4.5 billion, a decrease of $14 million from December 31, 2010, essentially flat when compared to the prior year (see Note 8 "Debt").

        On May 24, 2011, we entered into an underwriting agreement for the sale of $500 million of 3.125% unsecured Senior Notes due 2016 (the "Notes"). On June 15, 2011, we entered into a Term Credit Agreement for unsecured term loan financing of $450 million ("2011 Term Loan Facility") due on October 1, 2013. The 2011 Term Loan Facility is a variable rate loan that is based on LIBOR plus a margin and at December 31, 2011, the effective annualized rate was approximately 1.67%. We used the net proceeds from the Notes issuance and 2011 Term Loan Facility borrowings to repay all amounts outstanding under our $1.0 billion three-year credit agreement dated August 13, 2010 ("2010 Term Loan Facility"), which was entered into in connection with the acquisition of Hewitt. We recorded a $19 million loss on the extinguishment of the 2010 Term Loan Facility as a result of the write-off of the deferred financing costs, which is included in Other income in the Consolidated Statements of Income.

        On March 8, 2011, an indirect wholly-owned subsidiary of Aon issued CAD 375 million ($368 at December 31, 2011 exchange rates) of 4.76% senior unsecured debt securities, which we have guaranteed and are due in March 2018. We used the net proceeds from this issuance to repay its CAD 375 million 5.05% debt securities upon their maturity on April 12, 2011.

        Our total debt as a percentage of total capital attributable to Aon stockholders was 35.8% and 35.3% at December 31, 2011 and December 31, 2010, respectively.

Equity

        Equity at December 31, 2011 was $8.1 billion, a decrease of $186 million from December 31, 2010. The decrease resulted primarily from an increase in treasury stock due to share repurchases of $828 million, $200 million of dividends to shareholders, and an increase in Accumulated other comprehensive income of $453 million, offset by net income of $1.0 billion and stock compensation expense of $235 million.

        Accumulated other comprehensive loss increased $453 million since December 31, 2010, primarily reflecting the following:

  •
  a decline in net foreign currency translation adjustments of $44 million, which was attributable to the strengthening of the U.S. dollar against foreign currencies;

  •
  an increase of $396 million in the net underfunded position of our post-retirement benefit obligations due primarily to a decrease in the discount rate used to determine the future benefit obligation; and

  •
  net derivative losses of $13 million.

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

Risk Solutions

Years ended December 31,	2011	2010	2009

Revenue	$6,817	$6,423	$6,305
Operating income	1,314	1,194	900
Operating margin	19.3%	18.6%	14.3%

        The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is closely correlated with employment levels, corporate revenue and asset values. During 2011 we began to see some improvement in pricing; however, we would still consider this to be a "soft market," which began in 2007. In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In 2011, pricing showed signs of stabilization and improvement in both our retail and reinsurance brokerage product lines and we expect this trend to slowly continue into 2012.

        Additionally, beginning in late 2008 and continuing through 2011, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Weak global economic conditions have reduced our customers' demand for our brokerage products, which have had a negative impact on our operational results.

        Risk Solutions generated approximately 60% of our consolidated total revenues in 2011. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients' policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

        Risk Solutions commissions, fees and other revenue were as follows (in millions):

Years ended December 31	2011	2010	2009

Retail brokerage:
Americas	$2,605	$2,377	$2,249
International	2,698	2,548	2,498

Total retail brokerage	5,303	4,925	4,747
Reinsurance brokerage	1,463	1,444	1,485

Total	$6,766	$6,369	$6,232

        In 2011, commissions, fees and other revenue increased $397 million, or 6%, from 2010 driven primarily by the 3% favorable impact of foreign currency exchange rates, 2% increase in organic revenue growth and a 1% increase from acquisitions, primarily Glenrand, net of dispositions.

        Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2011 versus 2010 is as follows:

	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue

Retail brokerage:
Americas	10%	1%	6%	3%
International	6	4	(1)	3
Total retail brokerage	8	3	2	3
Reinsurance brokerage	1	2	(1)	—

Total	6%	3%	1%	2%

        Retail brokerage Commissions, fees and other revenue increased 8% driven by a 3% favorable impact from foreign currency exchange rates, 3% growth in organic revenue in both the Americas and International operations, and a 2% increase related to acquisitions, net of dispositions.

        Americas Commissions, fees and other revenue increased 10% reflecting the 6% impact of acquisitions, net of dispositions, 3% organic revenue growth driven by strong growth in Latin America and continued strength in the Affinity business and 1% impact from favorable foreign currency exchange rates.

        International commissions, fees and other revenue improved 6% driven by a 4% impact from favorable foreign currency exchange rates and a 3% organic revenue increase reflecting growth in Asia, Australia, New Zealand and Africa partially offset by a 1% unfavorable impact from dispositions, net of acquisitions.

        Reinsurance commissions, fees and other revenue increased 1% driven by a favorable foreign currency translation of 2% and was partially offset by a 1% decline in dispositions, net of acquisitions and other. Organic revenue was flat primarily resulting from strong growth in the capital market transactions and advisory business, partially offset by declines in global facultative placements.

Operating Income

        Operating income increased $120 million, or 10%, from 2010 to $1.3 billion in 2011. In 2011, operating income margins in this segment were 19.3%, up 70 basis points from 18.6% in 2010. Operating margin improvement was primarily driven by revenue growth, reduced costs of restructuring initiatives and realization of the benefits of those restructuring plans, which was partially offset by the negative impact of expense increases related to investment in the business, lease termination costs, legacy receivables write-off, and foreign currency exchange rates.

HR Solutions

Years ended December 31,	2011	2010	2009

Revenue	$4,501	$2,111	$1,267
Operating income	448	234	203
Operating margin	10.0%	11.1%	16.0%

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

        Our HR Solutions segment generated approximately 40% of our consolidated total revenues in 2011 and provides a broad range of human capital services, as follows:

  •
  Health and Benefits advises clients about how to structure, fund, and administer employee benefit programs that attract, retain, and motivate employees. Benefits consulting includes health and welfare, executive benefits, workforce strategies and productivity, absence management, benefits administration, data-driven health, compliance, employee commitment, investment advisory and elective benefits services. Effective January 1, 2012, this line of business will be included in the results of the Risk Solutions segment.

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

  •
  Benefits Administration applies our HR expertise primarily through defined benefit (pension), defined contribution (401(k)), and health and welfare administrative services. Our model replaces the resource-intensive processes once required to administer benefit plans with more efficient, effective, and less costly solutions.

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

        Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace. Weak economic conditions globally continued throughout 2011. The prolonged economic downturn is adversely impacting our clients' financial condition and therefore the levels of business activities in the industries and geographies where we operate. While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

        In 2011, Commissions, fees and other revenue of $4.5 billion was 113% higher than 2010, reflecting the impact of the Hewitt acquisition. Commissions, fees and other revenue were as follows (in millions):

Years ended December 31,	2011	2010	2009

Consulting services	$2,251	$1,387	$1,075
Outsourcing	2,272	731	191
Intersegment	(23)	(8)	—

Total	$4,500	$2,110	$1,266

        Organic revenue growth was flat in 2011, as detailed in the following reconciliation:

Year ended December 31	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue

Consulting services	62%	2%	59%	1%
Outsourcing	211	—	211	—
Intersegment	N/A	N/A	N/A	N/A

Total	113%	2%	111%	—%

        Consulting services increased $864 million or 62%, due primarily to the Hewitt acquisition, 2% favorable foreign currency exchange rates and organic revenue growth of 1%, driven by growth in global compensation, investment management consulting offset by declines in retirement.

        Outsourcing revenue increased $1.5 billion, or 211%, due primarily to the Hewitt acquisition. There was no material impact from foreign currency exchange rates, and organic revenue growth was flat as new client wins in HR business process outsourcing and Navigators health care exchanges were partially offset by price compression and client losses in benefits administration.

Operating Income

        Operating income was $448 million, an increase of $214 million, or 91%, from 2010. This increase was principally driven by the inclusion of Hewitt's operating results. Margins in this segment for 2011 were 10.0%, a decrease of 110 basis points from 11.1% in 2010 driven by the impact of higher intangible amortization expense related to the acquisition of Hewitt, higher restructuring costs and increases in Hewitt related costs partially offset by the realization of the benefits of those restructuring plans and operational improvement.

Unallocated Income and Expense

        A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

Years ended December 31	2011	2010	2009

Operating income (loss):
Risk Solutions	$1,314	$1,194	$900
HR Solutions	448	234	203
Unallocated	(156)	(202)	(82)

Operating income	1,606	1,226	1,021
Interest income	18	15	16
Interest expense	(245)	(182)	(122)
Other income	5	—	34

Income from continuing operations before income taxes	$1,384	$1,059	$949

        Unallocated operating expense includes corporate governance costs not allocated to the operating segments. Net unallocated expenses declined $46 million to $156 million from $202 million in 2010, driven primarily by the $49 million one-time pension expense included in the 2010 expense and declines of $21 million in Hewitt related costs partially offset by a $3 million increase in expense associated with the potential relocation of the Company's headquarters to London.

        Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. Interest income increased $3 million, or 20%, from 2010, due to higher levels of interest bearing assets.

        Interest expense, which represents the cost of our worldwide debt obligations, increased $63 million, or 35%, from 2010 due to an increase in the amount of debt outstanding related to the Hewitt acquisition. 2010 included $14 million in deferred financing costs attributable to a $1.5 billion Bridge Loan Facility that was put in place to finance the Hewitt acquisition, but was cancelled following the issuance of the notes.

        Other income of $5 million in 2011 includes a favorable mark-to-market gain on certain company owned life insurance plans, partially offset by losses related to our ownership in certain insurance investment funds and other long-term investments and a $19 million loss on the extinguishment of debt in 2011. Additionally, 2010 included a loss of $8 million on extinguishment of debt and losses related to certain long-term investments, partially offset by gains related to our ownership in certain insurance investment funds

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

        In accordance with our policies, we regularly evaluate our estimates, assumptions and judgments, including, but not limited to, those concerning revenue recognition, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, and base our estimates, assumptions, and judgments on our historical experience and on factors we believe reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. If our assumptions or conditions change, the actual results we report may differ from these estimates. We believe the following critical accounting policies affect the more significant estimates, assumptions, and judgments we used to prepare these Consolidated Financial Statements.

Revenue Recognition

        Risk Solutions segment revenues include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are earned and realized or realizable. The Company generally considers revenues to be earned and realized or realizable when there is persuasive evidence of an arrangement with a client, there is a fixed or determinable price, services have been rendered, and collectability is reasonably assured. For brokerage commissions, revenue is typically considered to be earned and realized or realizable at the completion of the placement process. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions on premiums billed directly by insurance carriers are recognized as revenue when the Company has sufficient information to conclude the amount due is determinable, which may not occur until cash is received from the insurance carrier. In instances when commissions relate to policy premiums that are billed in installments, revenue is recognized when the Company has sufficient information to determine the appropriate billing and the associated commission. Fees for services provided to clients are generally recognized ratably over the period that the services are rendered. Investment income is recognized as it is earned and realized or realizable.

        HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed. Revenues from fixed-fee contracts are generally recognized ratably over the term of the contract. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ('HR BPO') services. The Company recognizes revenues as services are performed. The Company also receives implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are initially deferred and generally recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would then be recognized into earnings over the remaining service period through the termination date. Services provided outside the scope of the Company's outsourcing contracts are recognized on a time-and-material or fixed-fee basis.

        In connection with the Company's long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company's systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services going live are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or customizing systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting, specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing, are deferred and amortized over the remaining contract services period. Contracts are assessed periodically to determine if they are onerous, in which case a loss is recognized in the current period. Deferred costs are assessed for recoverability on a periodic basis, to the extent the deferred cost exceeds related deferred revenue.

Restructuring

Workforce reduction costs

        The method used to recognize workforce reduction costs depends on whether the benefits are provided under a one-time benefit arrangement or under an ongoing benefit arrangement. We account for relevant expenses as an ongoing benefit arrangement when we have an established termination benefit policy, statutory requirements dictate the termination benefit amounts, or we have an established pattern of providing similar termination benefits. The method to estimate the amount of termination benefits is based on the benefits available to the employees being terminated.

        We recognize the workforce reduction costs related to restructuring activities resulting from an ongoing benefit arrangement when we identify the specific classification (or functions) and locations of the employees being terminated and notify the employees.

        We recognize the workforce reduction costs related to restructuring activities resulting from a one-time benefit arrangement when we identify the specific classification (or functions) and locations of the employees being terminated, notify the employees, and expect to terminate employees within the legally required notification period. When employees receive incentives to stay beyond the legally required notification period, we recognize the cost of their termination benefits over the remaining service period.

Lease termination costs

        Where we have provided notice of cancellation pursuant to a lease agreement or abandoned space and have no intention of reoccupying it, we recognize a loss and corresponding liability. The liability reflects our best estimate of the fair value of the future cash flows associated with the lease at the date we vacate the property or sign a sublease arrangement. To determine the loss and corresponding liability, we estimate sublease income based on current market quotes for similar properties.

        Useful lives on leasehold improvements or other assets associated with lease abandonments may be revised to reflect a shorter useful life than originally estimated, which results in accelerated depreciation.

Fair value concepts of severance arrangements and lease losses

        Accounting guidance requires that the liabilities recorded related to our restructuring activities be measured at fair value.

        Where material, we discount the lease loss calculations to arrive at their present value. Most workforce reductions happen over a short span of time and therefore no discounting is necessary. However, we may discount the termination benefit arrangement when we terminate employees who will provide no future service and we pay their severance over an extended period. The discount reflects our incremental borrowing rate, which matches the lifetime of the liability. Significant changes in the discount rate selected or the estimations of sublease income in the case of leases could impact the amounts recorded.

Other associated costs with restructuring activities

        We recognize other costs associated with restructuring activities as they are incurred, including moving costs and consulting and legal fees.

Pensions

        We sponsor defined benefit pension plans throughout the world. Our most significant plans are located in the U.S., the U.K., the Netherlands and Canada.

Significant changes to pension plans

        Our U.S., U.K. and Canadian pension plans are closed to new entrants. In 2007, future benefit accruals relating to salary and service ceased in our U.K. plans. Effective April 1, 2009, we ceased crediting future benefits relating to salary and service for our two U.S. plans. As a result, we recognized a curtailment gain of $83 million in 2009. In 2010, we ceased crediting future benefits relating to service in our Canadian defined benefit pension plans. We recognized a curtailment loss of $5 million related to the Canadian pension plans in 2009.

Recognition of gains and losses and prior service

        We defer the recognition of gains and losses that arise from events such as changes in the discount rate and actuarial assumptions, actual demographic experience and plan asset performance.

        Unrecognized gains and losses are amortized as a component of periodic pension expense based on the average expected future service of active employees for our plans in the Netherlands and Canada, or the average life expectancy of the U.S. and U.K. plan members. After the effective date of the plan amendments to cease crediting future benefits relating to service, unrecognized gains and losses are also be based on the average life expectancy of members in the Canadian plans. We amortize any prior service expense or credits that arise as a result of plan changes over a period consistent with the amortization of gains and losses.

        As of December 31, 2011, our pension plans have deferred losses that have not yet been recognized through income in the Consolidated Financial Statements. We amortize unrecognized actuarial losses outside of a corridor, which is defined as 10% of the greater of market-related value of plan assets or projected benefit obligation. To the extent not offset by future gains, incremental amortization as calculated above will continue to affect future pension expense similarly until fully amortized.

        The following table discloses our combined experience loss, the number of years over which we are amortizing the experience loss, and the estimated 2012 amortization of loss by country (amounts in millions):

	U.S.	U.K.	The Netherlands	Canada

Combined experience loss	$1,480	$1,763	$191	$154
Amortization period (in years)	27	31	12	23
Estimated 2012 amortization of loss	$43	$43	$12	$5

        The unrecognized prior service cost at December 31, 2011 was $24 million in the U.K., $4 million in Canada, and a $1 million benefit in the Netherlands.

        For the U.S. pension plans we use a market-related valuation of assets approach to determine the expected return on assets, which is a component of net periodic benefit cost recognized in the Consolidated Statements of Income. This approach recognizes 20% of any gains or losses in the current year's value of market-related assets, with the remaining 80% spread over the next four years. As this approach recognizes gains or losses over a five-year period, the future value of assets and therefore, our net periodic benefit cost will be impacted as previously deferred gains or losses are recorded. As of December 31, 2011, the market-related value of assets was $1.4 billion. We do not use the market-related valuation approach to determine the funded status of the U.S. plans recorded in the Consolidated Statements of Financial Position which is based on the fair value of the plan assets. As of December 31, 2011, the fair value of plan assets was $1.3 billion.

        Our plans in the U.K., the Netherlands and Canada use fair value to determine expected return on assets.

Rate of return on plan assets and asset allocation

        The following table summarizes the expected long-term rate of return on plan assets for future pension expense and the related target asset mix:

	U.S.	U.K.	The Netherlands	Canada

Expected return (in total)	8.8%	6.3%	5.2%	6.8%
Target equity (1)	70.0%	43.0%	35.0%	60.0%
Target fixed income	30.0%	57.0%	65.0%	40.0%
Expected return on equities (1)	10.3%	8.7%	8.0%	8.5%
Expected return on fixed income	6.3%	4.9%	4.0%	4.5%

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

        The U.S. pension plan asset allocation is based on approved allocations following adopted investment guidelines. The actual asset allocation at December 31, 2011 was 59% equity and 41% fixed income securities for the qualified plan.

        The investment policy for each U.K. pension plan is generally determined by the plans' trustees. Because there are several pension plans maintained in the U.K., our target allocation represents a weighted average of the target allocation of each plan. Further, target allocations are subject to change. In total, as of December 31, 2011, the U.K. plans were invested 39% in equity and 61% in fixed income securities. The Netherlands' plan was invested 35% in equity and 65% in fixed income securities. The Canadian plan was invested 59% in equity and 41% in fixed income securities.

Impact of changing economic assumptions

        Changes in the discount rate and expected return on assets can have a material impact on pension obligations and pension expense.

        Holding all other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated liability discount rate would have on our estimated 2012 pension expense (in millions):

	Change in discount rate
Increase (decrease) in expense	Increase	Decrease

U.S. plans	$(2)	$1
U.K. plans	(24)	16
The Netherlands plan	(11)	12
Canada plans	(1)	1

        Holding other assumptions constant, the following table reflects what a one hundred basis point increase and decrease in our estimated long-term rate of return on plan assets would have on our estimated 2012 pension expense (in millions):

	Change in long-term rate of return on plan assets
Increase (decrease) in expense	Increase	Decrease

U.S. plans	$(14)	$14
U.K. plans	(43)	43
The Netherlands plan	(6)	6
Canada plans	(3)	3

Estimated future contributions

        We estimate contributions of approximately $541 million in 2012 as compared with $477 million in 2011.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of the net assets acquired. We classify our intangible assets acquired as either trademarks, customer relationships, technology, non-compete agreements, or other purchased intangibles.

        Goodwill is not amortized, but rather tested for impairment at least annually in the fourth quarter. In September 2011, the Financial Accounting Standards Board ("FASB") issued final guidance that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual two-step test. We adopted this guidance in the fourth quarter of 2011. In the fourth quarter, we also test the acquired trademarks (which also are not amortized) for impairment. We test more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill or trademarks may not be recoverable. These indicators may include a sustained significant decline in our share price and market capitalization, a decline in our expected future cash flows, or a significant adverse change in legal factors or in the business climate, among others. No events occurred during 2011 or 2010 that indicate the existence of an impairment with respect to our reported goodwill or trademarks.

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

        The goodwill impairment test is initially a qualitative analysis to determine if it is "more likely than not" that the fair value of each reporting unit exceeds the carrying value, including goodwill, of the corresponding reporting unit. If the "more likely than not" threshold is not met, then the goodwill impairment test becomes a two step analysis. Step One requires the fair value of each reporting unit to be compared to its book value. Management must apply judgment in determining the estimated fair value of the reporting units. If the fair value of a reporting unit is determined to be greater than the carrying value of the reporting unit, goodwill and trademarks are deemed not to be impaired and no further testing is necessary. If the fair value of a reporting unit is less than the carrying value, we perform Step Two. Step Two uses the calculated fair value of the reporting unit to perform a hypothetical purchase price allocation to the fair value of the assets and liabilities of the reporting unit. The difference between the fair value of the reporting unit calculated in Step One and the fair value of the underlying assets and liabilities of the reporting unit is the implied fair value of the reporting unit's goodwill. A charge is recorded in the financial statements if the carrying value of the reporting unit's goodwill is greater than its implied fair value.

        In determining the fair value of our reporting units, we use a discounted cash flow ("DCF") model based on our most current forecasts. We discount the related cash flow forecasts using the weighted-average cost of capital method at the date of evaluation. Preparation of forecasts and selection of the discount rate for use in the DCF model involve significant judgments, and changes in these estimates could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period. We also use market multiples which are obtained from quoted prices of comparable companies to corroborate our DCF model results. The combined estimated fair value of our reporting units from our DCF model often results in a premium over our market capitalization, commonly referred to as a control premium. We believe the implied control premium determined by our impairment analysis is reasonable based upon historic data of premiums paid on actual transactions within our industry. Based on tests performed in both 2011 and 2010, there was no indication of goodwill impairment, and no further testing was required.

        We review intangible assets that are being amortized for impairment whenever events or changes in circumstance indicate that their carrying amount may not be recoverable. There were no indications that the carrying values of amortizable intangible assets were impaired as of December 31, 2011 or 2010. If we are required to record impairment charges in the future, they could materially impact our results of operations.

Contingencies

        We define a contingency as an existing condition that involves a degree of uncertainty as to a possible gain or loss that will ultimately be resolved when one ore more future events occur or fail to occur. Under U.S. GAAP, we are required to establish reserves for loss contingencies when it is probable and we can reasonably estimate its financial impact. We are required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. We determine the amount of reserves required, if any, for contingencies after carefully analyzing each individual item. The required reserves may change due to new developments in each issue. We do not recognize gain contingencies until the contingency is resolved.

Share-based Payments

        Share-based compensation expense is measured based on the estimated grant date fair value and recognized over the requisite service period for awards that we ultimately expect to vest. We estimate forfeitures at the time of grant based on our actual experience to date and revise our estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock Option accounting

        We generally use a lattice-binomial option-pricing model to value stock options granted. Lattice-based option valuation models use a range of assumptions over the expected term of the options, and estimate expected volatilities based on the average of the historical volatility of our stock price and the implied volatility of traded options on our stock.

        In terms of the assumptions used in the lattice-based model, we:

  •
  use historical data to estimate option exercise and employee terminations within the valuation model. We stratify employees between those receiving Leadership Performance Plan ("LPP") options, Special Stock Plan options, and all other option grants. We believe that this stratification better represents prospective stock option exercise patterns,

  •
  base the expected dividend yield assumption on our current dividend rate, and

  •
  base the risk-free rate for the contractual life of the option on the U.S. Treasury yield curve in effect at the time of grant.

        The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding, which is a derived output of the lattice-binomial model.

Restricted stock units

        Restricted stock units ("RSUs") are service-based awards for which we recognize the associated compensation cost on a straight-line basis over the service period. We estimate the fair value of the awards based on the market price of the underlying stock on the date of grant.

Performance share awards

        Performance share awards ("PSAs") are performance-based awards for which vesting is dependent on the achievement of certain objectives. Such objectives may be made on a personal, group or company level. We estimate the fair value of the awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the vesting period.

        PSAs may immediately vest at the end of the performance period or may have an additional service period. Compensation cost is recognized over the performance or additional service period, whichever is longer. The number of shares issued on the vesting date will vary depending on the actual performance objectives achieved. We make assessments of future performance using subjective estimates, such as long-term plans. As a result, changes in the underlying assumptions could have a material impact on the compensation expense recognized.

        The largest performance-based share-based payment award plan is the LPP, which has a three-year performance period. The 2009 to 2011 performance period ended on December 31, 2011, the 2008 to 2010 performance period ended on December 31, 2010, and the 2007 to 2009 performance period ended on December 31, 2009. The LPP currently has two ongoing performance periods: from 2010 to 2012 and 2011 to 2013. A 10% upward adjustment in our estimated performance achievement percentage for both LPP plans would have increased our 2011 expense by approximately $4.9 million, while a 10% downward adjustment would have decreased our expense by approximately $4.9 million.

As the percent of expected performance increases or decreases, the potential change in expense can go from 0% to 200% of the targeted total expense.

Income Taxes

        We earn income in numerous foreign countries and this income is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. The estimated effective tax rate for the year is applied to our quarterly operating results. In the event that there is a significant unusual or discrete item recognized, or expected to be recognized, in our quarterly operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or discrete item, such as the resolution of prior-year tax matters.

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

        We assess carryforwards and tax credits for realization as a reduction of future taxable income by using a 'more likely than not' determination. We have not recognized a U.S. deferred tax liability for undistributed earnings of certain foreign subsidiaries of our continuing operations to the extent they are considered permanently reinvested. Distributions may be subject to additional U.S. income taxes if we either distribute these earnings, or we are deemed to have distributed these earnings, according to the Internal Revenue Code, and could materially affect our future effective tax rate.

        We base the carrying values of liabilities for income taxes currently payable on management's interpretation of applicable tax laws, and incorporate management's assumptions and judgments about using tax planning strategies in various taxing jurisdictions. Using different estimates, assumptions and judgments in accounting for income taxes, especially those that deploy tax planning strategies, may result in materially different carrying values of income tax assets and liabilities and changes in our results of operations.

        We operate in many foreign jurisdictions where tax laws relating to our businesses are not well developed. In such jurisdictions, we obtain professional guidance, when available, and consider existing industry practices before using tax planning strategies and meeting our tax obligations. Tax returns are routinely subject to audit in most jurisdictions, and tax liabilities are frequently finalized through negotiations. In addition, several factors could increase the future level of uncertainty over our tax liabilities, including the following:

  •
  the portion of our overall operations conducted in foreign tax jurisdictions has been increasing, and we anticipate this trend will continue,

  •
  to deploy tax planning strategies and conduct foreign operations efficiently, our subsidiaries frequently enter into transactions with affiliates, which are generally subject to complex tax regulations and are frequently reviewed by tax authorities,

  •
  tax laws, regulations, agreements and treaties change frequently, requiring us to modify existing tax strategies to conform to such changes, and

  •
  the proposed move of the corporate headquarters to London.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to potential fluctuations in earnings, cash flows, and the fair value of certain of our assets and liabilities due to changes in interest rates and foreign exchange rates. To manage the risk from these exposures, we enter into a variety of derivative instruments. We do not enter into derivatives or financial instruments for trading or speculative purposes.

        The following discussion describes our specific exposures and the strategies we use to manage these risks. See Note 2 "Summary of Significant Accounting Principles and Practices" of the Notes to Consolidated Financial Statements for a discussion of our accounting policies for financial instruments and derivatives.

        We are subject to foreign exchange rate risk. Our primary exposures are to the Euro, British Pound, the Canadian Dollar and the Australian Dollar. We use over-the-counter ("OTC") options and forward contracts to reduce the impact of foreign currency fluctuations on the translation of our foreign operations' financial statements.

        Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earned approximately 36% of its 2011 revenue in U.S. dollars and 9% of its revenue in Euros, but most of its expenses are incurred in Pounds Sterling. Our policy is to convert into Pounds Sterling sufficient U.S. Dollar and Euro revenue to fund the subsidiary's Pound Sterling expenses using OTC options and forward exchange contracts. At December 31, 2011, we have hedged 43% of our U.K. subsidiaries' expected U.S. Dollar transaction exposure for the years ending December 31, 2012 and 2013, respectively. In addition, we have hedged 80% and 70% of our U.K. subsidiaries' expected Euro transaction exposures for the same time periods. We do not generally hedge exposures beyond three years.

        We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

        The potential loss in future earnings from foreign exchange derivative instruments resulting from a hypothetical 10% adverse change in year-end exchange rates would be $28 million and $27 million at December 31, 2012 and 2013 respectively.

        Our fiduciary investment income is affected by changes in international and domestic short-term interest rates. We monitor our net exposure to short-term interest rates and as appropriate, hedge our exposure with various derivative financial instruments. This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and on the continent of Europe. A hypothetical, instantaneous parallel decrease in the year-end yield curve of 100 basis points would cause a decrease, net of derivative positions, of $35 million and $40 million to 2012 and 2013 pretax income, respectively. A corresponding increase in the year-end yield curve of 100 basis points would cause an increase, net of derivative positions, of $53 million and $54 million to 2012 and 2013 pretax income, respectively.

        We have long-term debt outstanding with a fair market value of $4.4 billion and $4.2 billion at December 31, 2011 and 2010, respectively. This fair value was greater than the carrying value by $339 million at December 31, 2011, and $158 million greater than the carrying value at December 31, 2010. A hypothetical 1% increase or decrease in interest rates would change the fair value by approximately 5% at both December 31, 2011 and 2010.

        We have selected hypothetical changes in foreign currency exchange rates, interest rates, and equity market prices to illustrate the possible impact of these changes; we are not predicting market events.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Aon Corporation

        We have audited the accompanying consolidated statements of financial position of Aon Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aon Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aon Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Chicago, Illinois
February 24, 2012

Aon Corporation
Consolidated Statements of Income

(millions, except per share data)	Years ended December 31	2011	2010	2009

Revenue
Commissions, fees and other		$11,235	$8,457	$7,521
Fiduciary investment income		52	55	74

Total revenue		11,287	8,512	7,595

Expenses
Compensation and benefits		6,567	5,097	4,597
Other general expenses		3,114	2,189	1,977

Total operating expenses		9,681	7,286	6,574

Operating income		1,606	1,226	1,021
Interest income		18	15	16
Interest expense		(245)	(182)	(122)
Other income		5	—	34

Income from continuing operations before income taxes		1,384	1,059	949
Income taxes		378	300	268

Income from continuing operations		1,006	759	681

Income (loss) from discontinued operations before income taxes		5	(39)	83
Income taxes (benefit)		1	(12)	(28)

Income (loss) from discontinued operations		4	(27)	111

Net income		1,010	732	792
Less: Net income attributable to noncontrolling interests		31	26	45

Net income attributable to Aon stockholders		$979	$706	$747

Net income attributable to Aon stockholders
Income from continuing operations		$975	$733	$636
Income (loss) from discontinued operations		4	(27)	111

Net income		$979	$706	$747

Basic net income (loss) per share attributable to Aon stockholders
Continuing operations		$2.91	$2.50	$2.25
Discontinued operations		0.01	(0.09)	0.39

Net income		$2.92	$2.41	$2.64

Diluted net income (loss) per share attributable to Aon stockholders
Continuing operations		$2.86	$2.46	$2.19
Discontinued operations		0.01	(0.09)	0.38

Net income		$2.87	$2.37	$2.57

Cash dividends per share paid on common stock		$0.60	$0.60	$0.60

Weighted average common shares outstanding — basic		335.5	293.4	283.2

Weighted average common shares outstanding — diluted		340.9	298.1	291.1

See accompanying Notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statements of Financial Position

(millions, except par value)	As of December 31	2011	2010

ASSETS
CURRENT ASSETS
Cash and cash equivalents		$272	$346
Short-term investments		785	785
Receivables, net		3,183	2,701
Fiduciary assets		10,838	10,063
Other current assets		427	624

Total Current Assets		15,505	14,519
Goodwill		8,770	8,647
Intangible assets, net		3,276	3,611
Fixed assets, net		783	781
Investments		239	312
Deferred tax assets		258	305
Other non-current assets		721	807

TOTAL ASSETS		$29,552	$28,982

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities		$10,838	$10,063
Short-term debt and current portion of long-term debt		337	492
Accounts payable and accrued liabilities		1,832	1,810
Other current liabilities		753	584

Total Current Liabilities		13,760	12,949
Long-term debt		4,155	4,014
Deferred tax liabilities		301	663
Pension, other post retirement, and post employment liabilities		2,192	1,896
Other non-current liabilities		1,024	1,154

TOTAL LIABILITIES		21,432	20,676

EQUITY
Common stock — $1 par value
Authorized: 750 shares (issued: 2011 — 386.4; 2010 — 385.9)		386	386
Additional paid-in capital		4,021	4,000
Retained earnings		8,594	7,861
Treasury stock at cost (shares: 2011 — 61.6; 2010 — 53.6)		(2,553)	(2,079)
Accumulated other comprehensive loss		(2,370)	(1,917)

TOTAL AON STOCKHOLDERS' EQUITY		8,078	8,251
Noncontrolling interests		42	55

TOTAL EQUITY		8,120	8,306

TOTAL LIABILITIES AND EQUITY		$29,552	$28,982

See accompanying Notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statements of Stockholders' Equity

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Noncontrolling Interests	Total	Comprehensive Income

Balance at January 1, 2009	361.7	$3,582	$6,816	$(3,626)	$(1,462)	$105	$5,415	$737

Net income	—	—	747	—	—	45	792	$792
Shares issued — employee benefit plans	1.0	119	—	—	—	—	119	—
Shares purchased	—	—	—	(590)	—	—	(590)	—
Shares reissued — employee benefit plans	—	(357)	(63)	357	—	—	(63)	—
Tax benefit — employee benefit plans	—	25	—	—	—	—	25	—
Stock compensation expense	—	209	—	—	—	—	209	—
Dividends to stockholders	—	—	(165)	—	—	—	(165)	—
Change in net derivative gains/losses	—	—	—	—	13	—	13	13
Change in net unrealized investment gains/losses	—	—	—	—	(12)	—	(12)	(12)
Net foreign currency translation adjustments	—	—	—	—	199	4	203	203
Net post-retirement benefit obligation	—	—	—	—	(413)	—	(413)	(413)
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3)	(3)	—
Capital contribution by noncontrolling interests	—	—	—	—	—	35	35	—
Deconsolidation of noncontrolling interests	—	—	—	—	—	(102)	(102)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(32)	(32)	—

Balance at December 31, 2009	362.7	3,578	7,335	(3,859)	(1,675)	52	5,431	$583
Adoption of new accounting guidance	—	—	44	—	(44)	—	—	(44)

Balance at January 1, 2010	362.7	3,578	7,379	(3,859)	(1,719)	52	5,431	539

Net income	—	—	706	—	—	26	732	$732
Shares issued — Hewitt acquisition	61.0	2,474	—	—	—	—	2,474	—
Shares issued — employee benefit plans	2.2	135	—	—	—	—	135	—
Shares purchased	—	—	—	(250)	—	—	(250)	—
Shares reissued — employee benefit plans	—	(370)	(49)	370	—	—	(49)	—
Shares retired	(40.0)	(1,660)	—	1,660	—	—	—	—
Tax benefit — employee benefit plans	—	20	—	—	—	—	20	—
Stock compensation expense	—	221	—	—	—	—	221	—
Dividends to stockholders	—	—	(175)	—	—	—	(175)	—
Change in net derivative gains/losses	—	—	—	—	(24)	—	(24)	(24)
Net foreign currency translation adjustments	—	—	—	—	(133)	(2)	(135)	(135)
Net post-retirement benefit obligation	—	—	—	—	(41)	—	(41)	(41)
Purchase of subsidiary shares from noncontrolling interests	—	(12)	—	—	—	(3)	(15)	—
Capital contribution by noncontrolling interests	—	—	—	—	—	2	2	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(20)	(20)	—

Balance at December 31, 2010	385.9	4,386	7,861	(2,079)	(1,917)	55	8,306	$532

Net income	—	—	979	—	—	31	1,010	$1,010
Shares issued — employee benefit plans	0.5	113	(1)	—	—	—	112	—
Shares purchased	—	—	—	(828)	—	—	(828)	—
Shares reissued — employee benefit plans	—	(354)	(45)	354	—	—	(45)	—
Tax benefit — employee benefit plans	—	36	—	—	—	—	36	—
Stock compensation expense	—	235	—	—	—	—	235	—
Dividends to stockholders	—	—	(200)	—	—	—	(200)	—
Change in net derivative gains/losses	—	—	—	—	(13)	—	(13)	(13)
Net foreign currency translation adjustments	—	—	—	—	(44)	1	(43)	(43)
Net post-retirement benefit obligation	—	—	—	—	(396)	—	(396)	(396)
Purchase of subsidiary shares from noncontrolling interests	—	(9)	—	—	—	(15)	(24)	—
Dividends paid to noncontrolling interests on subsidiary common stock	—	—	—	—	—	(30)	(30)	—

Balance at December 31, 2011	386.4	$4,407	$8,594	($2,553)	($2,370)	$42	$8,120	$558

See accompanying Notes to Consolidated Financial Statements.

Aon Corporation
Consolidated Statements of Cash Flows

(millions)	Years ended December 31	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income		$1,010	$732	$792
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss from sales of businesses, net		(6)	43	(91)
Depreciation of fixed assets		220	151	149
Amortization of intangible assets		362	154	93
Stock compensation expense		235	221	209
Deferred income taxes		146	76	138
Change in assets and liabilities:
Fiduciary receivables		(14)	816	358
Short-term investments — funds held on behalf of clients		(713)	(19)	90
Fiduciary liabilities		727	(797)	(448)
Receivables, net		(494)	(69)	(63)
Accounts payable and accrued liabilities		—	(280)	(54)
Restructuring reserves		(73)	(64)	67
Current income taxes		120	—	(105)
Pension and other post employment liabilities		(399)	(130)	(404)
Other assets and liabilities		(103)	(51)	(231)

CASH PROVIDED BY OPERATING ACTIVITIES		1,018	783	500

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of long-term investments		190	90	73
Purchase of long-term investments		(30)	(34)	(158)
Net (purchase) sale of short-term investments — non-fiduciary		(8)	(337)	259
Acquisition of businesses, net of cash acquired		(97)	(2,078)	(263)
Capital expenditures		(241)	(180)	(140)

CASH USED FOR INVESTING ACTIVITIES		(186)	(2,539)	(229)

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock		(828)	(250)	(590)
Issuance of stock for employee benefit plans		201	194	163
Issuance of debt		1,673	2,905	1,093
Repayment of debt		(1,688)	(816)	(1,118)
Cash dividends to stockholders		(200)	(175)	(165)
Purchase of shares from noncontrolling interests		(24)	(15)	(3)
Dividends paid to noncontrolling interests		(30)	(20)	(32)

CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES		(896)	1,823	(652)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(10)	62	16

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(74)	129	(365)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR		346	217	582

CASH AND CASH EQUIVALENTS AT END OF YEAR		$272	$346	$217

Supplemental disclosures:
Interest paid		$240	$158	$103
Income taxes paid, net of refunds		77	192	182
Non-cash transactions:
Acquisition of Hewitt, common stock issued and stock options assumed		$—	$2,474	$—

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.    Basis of Presentation

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The consolidated financial statements include the accounts of Aon Corporation and all controlled subsidiaries ("Aon" or the "Company"). All material intercompany balances and transactions have been eliminated. The consolidated financial statements as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009, include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company's consolidated financial position, results of operations and cash flows for all periods presented.

Reclassifications and Change in Presentation

        Certain amounts in prior years' consolidated financial statements and related notes have been reclassified to conform to the 2011 presentation.

        Changes in the presentation of the Consolidated Statements of Cash Flows for 2010 and 2009 were made related to "Net (purchase) sales of short-term investments — funds held on behalf of clients." This line item had previously been presented in cash flows from investing activities and is now included in cash flows from operating activities. The Company believes this provides greater clarity into the operating and investing activities of the Company as this amount was offset by "Changes in funds held on behalf of clients" in the cash flows from operating activities. Although the Company invests funds held on behalf of clients, the handling of client money is believed to be part of the Company's day-to-day operating activities. The current year presentation separates "Fiduciary receivables," "Fiduciary liabilities," and "Short-term investments — funds held on behalf of clients" which, when taken together, net to zero. These three line items represent the changes in fiduciary funds when aggregated.

Use of Estimates

        The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management's best estimates and judgments. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency movements have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

2.    Summary of Significant Accounting Principles and Practices

Revenue Recognition

        Risk Solutions segment revenues include insurance commissions and fees for services rendered and investment income on funds held on behalf of clients. Revenues are recognized when they are realized or realizable. The Company considers revenues to be earned and realized or realizable when there is persuasive evidence of an arrangement with a client, there is a fixed or determinable price, services have been rendered, and collectability is reasonably assured. For brokerage commissions, revenue is typically considered to be earned and realized or realizable at the completion of the placement process. Commission revenues are recorded net of allowances for estimated policy cancellations, which are determined based on an evaluation of historical and current cancellation data. Commissions on premiums billed directly by insurance carriers are recognized as revenue when the Company has sufficient information to conclude the amount due is determinable, which may not occur until cash is received from the insurance carrier. In instances when commissions relate to policy premiums that are billed in installments, revenue is recognized when the Company has sufficient information to determine the appropriate billing and the associated commission. Fees for services provided to clients are generally recognized ratably over the period that the services are rendered. Investment income is recognized as it is earned and realized or realizable.

        HR Solutions segment revenues consist primarily of fees paid by clients for consulting advice and outsourcing contracts. Fees paid by clients for consulting services are typically charged on an hourly, project or fixed-fee basis. Revenues from time-and-materials or cost-plus arrangements are recognized as services are performed. Revenues from fixed-fee contracts are generally recognized ratably over the term of the contract. Reimbursements received for out-of-pocket expenses are recorded as a component of revenues. The Company's outsourcing contracts typically have three-to-five year terms for benefits services and five-to-ten year terms for human resources business process outsourcing ("HR BPO") services. The Company recognizes revenues as services are performed. The Company also receives implementation fees from clients either up-front or over the ongoing services period as a component of the fee per participant. Lump sum implementation fees received from a client are initially deferred and generally recognized ratably over the ongoing contract services period. If a client terminates an outsourcing services arrangement prior to the end of the contract, a loss on the contract may be recorded, if necessary, and any remaining deferred implementation revenues would then be recognized into earnings over the remaining service period through the termination date. Services provided outside the scope of the Company's outsourcing contracts are recognized on a time-and-material or fixed-fee basis.

        In connection with the Company's long-term outsourcing service agreements, highly customized implementation efforts are often necessary to set up clients and their human resource or benefit programs on the Company's systems and operating processes. For outsourcing services sold separately or accounted for as a separate unit of accounting, specific, incremental and direct costs of implementation incurred prior to the services going live are generally deferred and amortized over the period that the related ongoing services revenue is recognized. Such costs may include internal and external costs for coding or customizing systems, costs for conversion of client data and costs to negotiate contract terms. For outsourcing services that are accounted for as a combined unit of accounting, specific, incremental and direct costs of implementation, as well as ongoing service delivery costs incurred prior to revenue recognition commencing, are deferred and amortized over the remaining contract services period. Contracts are assessed periodically to determine if they are onerous, in which case a loss is recognized in the current period. Deferred costs are assessed for recoverability, to the extent the deferred cost exceeds related deferred revenue.

Stock Compensation Costs

        Share-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units ("RSUs"), performance share awards ("PSAs") as well as employee stock purchases related to the Employee Stock Purchase Plan, are measured based on estimated grant date fair value. The Company recognizes compensation expense over the requisite service period for awards expected to ultimately vest. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from original estimates.

Pension and Other Post-Retirement Benefits

        The Company has net period cost relating to its pension and other post-retirement benefit plans based on calculations that include various actuarial assumptions, including discount rates, assumed rates of return on plan assets, inflation rates, mortality rates, compensation increases, and turnover rates. The Company reviews its actuarial assumptions on an annual basis and modifies these assumptions based on current rates and trends. The effects of gains, losses, and prior service costs and credits are amortized over future service periods or future estimated lives if the plans are frozen. The funded status of each plan, calculated as the fair value of plan assets less the benefit obligation, is reflected in the Company's Consolidated Statements of Financial Position using a December 31 measurement date.

Net Income per Share

        Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, including participating securities, which consist of unvested stock awards with non-forfeitable rights to dividends. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding, which have been adjusted for the dilutive effect of potentially issuable common shares (excluding those that are considered participating securities), including certain contingently issuable shares. The diluted earnings per share calculation reflects the more dilutive effect of either (1) the two-class method that assumes that the participating securities have not been exercised, or (2) the treasury stock method.

        Certain common stock equivalents, related primarily to options, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

Cash and Cash Equivalents

        Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less. Cash and cash equivalents included restricted balances of $191 million and $60 million at December 31, 2011 and 2010, respectively. The increase in the restricted balances is primarily due to a requirement for the Company to hold approximately $120 million of operating funds in the U.K.

Short-term Investments

        Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with initial maturities in excess of three months but less than one year and are carried at amortized cost, which approximates fair value.

Fiduciary Assets and Liabilities

        In its capacity as an insurance agent and broker, Aon collects premiums from insureds and, after deducting its commission, remits the premiums to the respective insurers. Aon also collects claims or refunds from insurers on behalf of insureds. Uncollected premiums from insureds and uncollected claims or refunds from insurers are recorded as Fiduciary assets in the Company's Consolidated Statements of Financial Position. Unremitted insurance premiums and claims are held in a fiduciary capacity and the obligation to remit these funds is recorded as Fiduciary liabilities in the Company's Consolidated Statements of Financial Position. Some of the Company's outsourcing agreements also require it to hold funds to pay certain obligations on behalf of clients. These funds are also recorded as Fiduciary assets with the related obligation recorded as Fiduciary liabilities in the Company's Consolidated Statements of Financial Position.

        Aon maintained premium trust balances for premiums collected from insureds but not yet remitted to insurance companies of $4.2 billion and $3.5 billion at December 31, 2011 and 2010, respectively. These funds and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities, respectively, in the accompanying Consolidated Statements of Financial Position.

Allowance for Doubtful Accounts

        The Company's allowance for doubtful accounts with respect to receivables is based on a combination of factors, including evaluation of historical write-offs, aging of balances and other qualitative and quantitative analyses. Receivables included an allowance for doubtful accounts of $104 million and $102 million at December 31, 2011 and 2010, respectively.

Fixed Assets

        Fixed assets are stated at cost, less accumulated depreciation. Included in this category is internal use software, which is software that is acquired, internally developed or modified solely to meet internal needs, with no plan to market externally. Costs related to directly obtaining, developing or upgrading internal use software are capitalized. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Asset Description	Asset Life

Software	3 to 7 years
Leasehold improvements	Lesser of estimated useful life or lease term
Furniture, fixtures and equipment	4 to 10 years
Computer equipment	4 to 6 years
Buildings	35 years
Automobiles	6 years

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

  •
  Fixed-maturity securities are classified as available for sale and are reported at fair value with any resulting unrealized gain or loss recorded directly to stockholders' equity as a component of Accumulated other comprehensive loss in the Company's Consolidated Statement of Financial Position, net of deferred income taxes. Interest on fixed-maturity securities is recorded in Interest income in the Company's Consolidated Statements of Income when earned and is adjusted for any amortization of premium or accretion of discount.

        The Company assesses any declines in the fair value of investments to determine whether such declines are other-than-temporary. This assessment is made considering all available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the fair value has been less than cost, the financial condition and the near-term prospects of the entity issuing the security, and the Company's ability and intent to hold the investment until recovery of its cost basis. Other-than-temporary impairments of investments are recorded as part of Other income in the Consolidated Statements of Income in the period in which the determination is made.

Goodwill and Intangible Assets

        Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is allocated to various reporting units, which are one reporting level below the operating segment. Upon disposition of a business entity, goodwill is allocated to the disposed entity based on the fair value of that entity compared to the fair value of the reporting unit in which it was included. Goodwill is not amortized, but instead is tested for impairment at least annually. The goodwill impairment test is performed at the reporting unit level. Beginning in 2011, the Company initially performs a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If such a determination is made, then the Company will perform a two-step quantitative analysis. First, the fair value of each reporting unit is compared to its book value. If the fair value of the reporting unit is less than its book value, the Company performs a hypothetical purchase price allocation based on the reporting unit's fair value to determine the fair value of the reporting unit's goodwill. Fair value is determined using a combination of present value techniques and market prices of comparable businesses.

        Intangible assets include customer related and contract based assets representing primarily client relationships and non-compete covenants, trademarks, and marketing and technology related assets. These intangible assets, with the exception of trademarks, are amortized over periods ranging from 1 to 13 years, with a weighted average original life of 10 years. Trademarks are generally not amortized as such assets have been determined to have indefinite useful lives, and are tested at least annually for impairments using an analysis of expected future cash flows. Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable.

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

        The Company has historically designated the following hedging relationships for certain transactions: (i) a hedge of the change in fair value of a recognized asset or liability or firm commitment ("fair value hedge"), (ii) a hedge of the variability in cash flows from a recognized variable-rate asset or liability or forecasted transaction ("cash flow hedge"), and (iii) a hedge of the net investment in a foreign operation ("net investment hedge"). For derivatives designated as hedges and that qualify as part of a hedging relationship, changes in fair value of the derivative instrument are deferred until the period in which the hedged item affects earnings.

        In order for a derivative to qualify for hedge accounting, the derivative must be formally designated as a fair value, cash flow, or a net investment hedge by documenting the relationship between the derivative and the hedged item. The documentation must include a description of the hedging instrument, the hedged item, the risk being hedged, Aon's risk management objective and strategy for undertaking the hedge, the method for assessing the effectiveness of the hedge, and the method for measuring hedge ineffectiveness. Additionally, the hedge relationship must be expected to be highly effective at offsetting changes in either the fair value or cash flows of the hedged item at both the inception of the hedge and on an ongoing basis. Aon assesses the ongoing effectiveness of its hedges and measures and records hedge ineffectiveness, if any, at the end of each quarter.

        For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. For a cash flow hedge that qualifies for hedge accounting, the effective portion of the change in fair value of a hedging instrument is recognized in Other Comprehensive Income ("OCI") and subsequently recognized in income when the hedged item affects earnings. The ineffective portion of the change in fair value is recognized immediately in earnings. For a net investment hedge, the effective portion of the change in fair value of the hedging instrument is recognized in OCI as part of the cumulative translation adjustment, while the ineffective portion is recognized immediately in earnings.

        Changes in the fair value of a derivative that is not designated as part of a hedging relationship (known as an "economic hedge") are recorded in either Interest income or Other general expenses (depending on the underlying exposure) in the Consolidated Statements of Income.

        The Company discontinues hedge accounting prospectively when (1) the derivative expires or is sold, terminated, or exercised, (2) the qualifying criteria are no longer met, or (3) management removes the designation of the hedge.

        When hedge accounting is discontinued because the derivative no longer qualifies as a fair value hedge, the Company continues to carry the derivative in the Consolidated Statements of Financial Position at its fair value, recognizes subsequent changes in the fair value of the derivative in the Consolidated Statements of Income, ceases to adjust the hedged asset or liability for changes in its fair value and accounts for the carrying amount (including the basis adjustment caused by designating the item as a hedged item) of the hedged asset, liability or firm commitment in accordance with GAAP applicable to those assets or liabilities.

        When hedge accounting is discontinued because the derivative continues to exist but no longer qualifies as a cash flow hedge, the Company continues to carry the derivative in the Consolidated Statements of Financial Position at its fair value, recognizes subsequent changes in the fair value of the derivative in the Consolidated Statements of Income, and continues to defer the derivative gain or loss in accumulated OCI (unless the forecasted transaction is deemed probable not to occur, at which time it would be reclassed to earnings) until the hedged forecasted transaction affects earnings. If the hedged forecasted transaction is not probable of occurring in the time period described in the hedge documentation or within a two month period of time thereafter, the deferred derivative gain or loss is immediately reclassified into earnings.

Foreign Currency

        Certain of the Company's non-US operations use their respective local currency as their functional currency. These operations that do not have the U.S. dollar as their functional currency translate their financial statements at the current rates of exchange in effect at the balance sheet date and revenues and expenses using rates that approximate those in effect during the period. The resulting translation adjustments are included as a component of stockholders' equity in Accumulated other comprehensive loss in the Consolidated Statements of Financial Position. Gains and losses from the remeasurement of monetary assets and liabilities that are denominated in a non-functional currency are included in Other general expenses within the Consolidated Statements of Income. The effect of foreign exchange gains and losses on the Consolidated Statements of Income was a gain of $10 million in 2011, and losses of $18 million and $26 million in 2010 and 2009, respectively. Included in these amounts were derivative losses of $20 million, $11 million and $15 million in 2011, 2010, and 2009, respectively.

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

Consolidation of Variable Interest Entities

        The Company uses two primary consolidation models under U.S. GAAP: the variable interest model, which is the primary model initially considered for all entities, and the voting model.

        Under the variable interest model, the Company consolidates a variable interest entity when it has a variable interest (or combination thereof) that provides the Company with a controlling financial interest. In determining if the Company has a controlling financial interest, management assesses the characteristics of the Company's variable interest (including involvement of related parties) in the variable interest entity, as well as the involvement of other variable interest holders. The Company has a controlling financial interest in a variable interest entity if it concludes that it has both (1) the power to direct the activities of the variable interest entity that are most important to the entity's economic performance and (2) the obligation to absorb losses and the right to receive benefits from the entity that could potentially be significant to the variable interest entity. If these conditions are met, the Company is the primary beneficiary of the variable interest entity and thus consolidates the entity in its Consolidated Financial Statements.

        For entities that fall under the voting model, the Company generally determines if it should consolidate the entity based on percentage ownership. Under this model, generally, if the Company owns more than 50% of the voting interest in the entity, it is consolidated.

Changes in Accounting Principles

Goodwill Impairment

        In September 2011, the Financial Accounting Standards Board ("FASB") issued final guidance on goodwill impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual two-step test. The current two-step test requires an entity to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1). If the reporting unit's fair value is less than its carrying amount, Step 2 of the test must be performed to measure the amount of goodwill impairment, if any. The recently issued guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it must perform the two-step test.

Otherwise, the two-step test is not required. The Company early adopted this guidance in the fourth quarter 2011. The early adoption of this guidance did not have a material impact on the Company's financial statements.

Comprehensive Income

        In June 2011, the FASB issued guidance that updated principles related to the presentation of comprehensive income. The revised guidance will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. The guidance, which must be applied retroactively, will be effective for Aon beginning in the first quarter 2012. The adoption of this guidance is expected to affect only the presentation of the consolidated financial statements, and will have no effect on the financial condition, results of operations or cash flows of the Company.

Fair Value Measurements

        On January 1, 2010, the Company adopted guidance requiring additional disclosures for fair value measurements. The amended guidance required entities to disclose additional information for assets and liabilities that are transferred between levels of the fair value hierarchy. This guidance also clarified existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The guidance also required entities to disclose information in the Level 3 rollforward about purchases, sales, issuances and settlements on a gross basis. See Note 15 "Fair Value Measurements and Financial Instruments" for these disclosures.

Revenue Recognition

        In September 2009, the FASB issued guidance that updated principles related to revenue recognition when there are multiple-element arrangements. This guidance related to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting and modified the manner in which the transaction consideration is allocated across the separately identifiable deliverables. The guidance also expanded the disclosures required for multiple-element revenue arrangements. The effective date for this guidance was January 1, 2011. The Company early adopted this guidance in the fourth quarter 2010 and applied its requirements to revenue arrangements entered into or materially modified after January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

3.    Other Financial Data

Consolidated Statements of Income Information

Other Income

        Other income consists of the following (in millions):

Years ended December 31	2011	2010	2009

Equity earnings	$7	$18	$18
Realized gain (loss) on sale of investments	18	(2)	(1)
(Loss) gain on disposal of businesses	—	(4)	13
(Loss) gain on extinguishment of debt	(19)	(8)	5
Other	(1)	(4)	(1)

	$5	$—	$34

Consolidated Statements of Financial Position Information

Fixed Assets, net

        The components of Fixed assets, net are as follows (in millions):

As of December 31	2011	2010

Software	$730	$662
Leasehold improvements	407	436
Furniture, fixtures and equipment	326	342
Computer equipment	274	245
Land and buildings	108	108
Automobiles	39	39
Construction in progress	87	45

	1,971	1,877
Less: Accumulated depreciation	1,188	1,096

Fixed assets, net	$783	$781

        Depreciation expense, which includes software amortization, was $220 million, $151 million, and $149 million for the years ended December 31, 2011, 2010, and 2009, respectively.

4.    Acquisitions and Dispositions

        In 2011, the Company completed the acquisitions of Glenrand MIB Limited ("Glenrand") and three additional businesses in the Risk Solutions segment, as well as one business that is included in the HR Solutions segment.

        The aggregate consideration transferred and the value of intangible assets recorded (amounts within the measurement period are considered preliminary) at the acquisition date fair value as a result of the Company's acquisitions is as follows (in millions):

Years ended December 31	2011	2010

Consideration transferred:
Hewitt	$—	$4,932
Other acquisitions	103	157

Total	$103	$5,089

Intangible assets:
Goodwill:
Hewitt	$50	$2,715
Other acquisitions	76	59
Other intangible assets:
Hewitt	—	2,905
Other acquisitions	33	78

Total	$159	$5,757

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

        Hewitt provided leading organizations around the world with expert human resources consulting and outsourcing solutions to help them anticipate and solve their most complex benefits, talent, and related financial challenges. Hewitt worked with companies to design, implement, communicate, and administer a wide range of human resources, retirement, investment management, health care, compensation, and talent management strategies. Hewitt now operates globally together with Aon's existing consulting and outsourcing operations under the newly created Aon Hewitt brand.

        Under the terms of the acquisition agreement, each share of Class A common stock, par value $0.01 per share, of Hewitt ("Hewitt Common Stock") outstanding immediately prior to the acquisition date was converted into the right to receive, at the election of each of the holders of Hewitt Common Stock, (i) 0.6362 of a share of common stock, par value $1.00 per share, of Aon ("Aon Common Stock") and $25.61 in cash (the "Mixed Consideration"), (ii) 0.7494 shares of Aon Common Stock and $21.19 in cash (the "Stock Electing Consideration"), or (iii) $50.46 in cash (the "Cash Electing Consideration"). Pursuant to the terms of the acquisition agreement, the Cash Electing Consideration and the Stock Electing Consideration payable in the Acquisition were calculated based on the closing volume-weighted average price of Aon Common Stock on the New York Stock Exchange for the period of ten consecutive trading days ended on September 30, 2010, which was $39.0545, and the Stock Electing Consideration was subject to automatic proration and adjustment to ensure that the total amount of cash paid and the total number of shares of Aon Common Stock issued by Aon in the Acquisition each represented approximately 50% of the consideration, taking into account the rollover of the Hewitt stock options as described in the aquisition agreement.

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

        The Company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statements of Income. The Company has recorded $47 million and $54 million of these Hewitt related costs in 2011 and 2010, respectively, of which $47 million and $40 million has been included in Other general expenses in 2011 and 2010, respectively, and $14 million, related to the cancellation of the bridge loan, has been included in Interest expense in 2010. The Company's HR Solutions segment has recorded $47 million and $19 million of these expenses in 2011 and 2010, respectively, with the remaining expense unallocated.

        The Company financed the Acquisition with the proceeds from a $1.0 billion three-year Term Loan Credit Facility, $1.5 billion in unsecured notes, and the issuance of 61 million shares of Aon common stock. In addition, as part of the consideration, certain outstanding Hewitt stock options were converted into options to purchase 4.5 million shares of Aon common stock. These items are detailed further in Note 8 "Debt" and Note 11 "Stockholders' Equity".

        The transaction has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date (in millions):

Amounts recorded as of the acquisition date

Working capital (1)	$348
Property, equipment, and capitalized software	297
Identifiable intangible assets:
Customer relationships	1,800
Trademarks	890
Technology	215
Other noncurrent assets (2)	344
Long-term debt	346
Other noncurrent liabilities (3)	360
Net deferred tax liability (4)	1,021

Net assets acquired	2,167
Goodwill	2,765

Total consideration transferred	$4,932

(1)
Includes cash and cash equivalents, short-term investments, client receivables, other current assets, accounts payable and other current liabilities.

(2)
Includes primarily deferred contract costs and long-term investments.

(3)
Includes primarily unfavorable lease obligations and deferred contract revenues.

(4)
Included in Other current assets ($31 million), Deferred tax assets ($30 million), Other current liabilities ($7 million) and Deferred tax liabilities ($1.1 billion) in the Company's Consolidated Statements of Financial Position.

        The acquired customer relationships are being amortized over a weighted average life of 12 years. The technology asset is being amortized over 7 years and trademarks have been determined to have indefinite useful lives.

        Goodwill is calculated as the excess of the acquisition cost over the fair value of the net assets acquired and represents the synergies and other benefits that are expected to arise from combining the operations of Hewitt with the operations of Aon, and the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill is not amortized and is not deductible for tax purposes.

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

  •
  Deferred costs that did meet the definition of an asset were eliminated at the acquisition date, and, as such, the recognition of deferred costs by Hewitt in 2010 and 2009 is not reflected in the unaudited pro forma operating results. This resulted in $16 million in 2010 and $22 million in 2009 of deferred costs recorded by Hewitt being eliminated;

  •
  Additional expense of $15 million incurred in 2010 and 2009 related to the recognition of the fair value of adjustments associated with the assumption of unfavorable lease obligations;

  •
  The elimination of Hewitt's equity based compensation expense of $46 million in 2010 and $54 million in 2009. On the date of closing, all outstanding equity awards of Hewitt became fully vested and were converted at the effective time in accordance with the terms of the acquisition agreement. No compensation expense has been included in the unaudited pro forma consolidated results as the compensation programs for Aon Hewitt employees have not yet been determined and cannot be reasonably estimated; and

  •
  Elimination of approximately $49 million of costs incurred in 2010, which are directly attributable to the acquisition, and which do not have a continuing impact on the combined company's operating results. Included in these costs are advisory, legal and regulatory costs, costs related to integrating the combined company, and costs to retire certain debt obligations assumed in the acquisition.

        In addition, all of the above adjustments were adjusted for the applicable tax impact. Aon has assumed a 38% combined statutory federal and state tax rate when estimating the tax effects of the adjustments to the unaudited pro forma combined statements of income.

Dispositions

        In 2011, the Company completed the disposition of 2 businesses in the Risk Solutions segment. No pretax gains or losses were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.

        During 2010, the Company completed the disposition of 8 businesses, 7 in the Risk Solutions segment and 1 in the HR Solutions segment. Total pretax losses of $4 million were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.

        During 2009, the Company completed the disposition of 9 businesses in the Risk Solutions segment. Total pretax gains of $15 million were recognized on these sales, which are included in Other income in the Consolidated Statements of Income.

Discontinued Operations

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

        The operating results of businesses classified as discontinued operations are as follows (in millions):

Years ended December 31	2011	2010	2009

Revenues:
AIS	$—	$—	$—
Other	—	—	—

Total revenues	$—	$—	$—

Income before income taxes:
Operations:
AIS	$—	$—	$—
Other	—	—	5

	—	—	5
Gain (loss) on sale:
AIS	—	—	86
Other	5	(39)	(8)

	5	(39)	78

Total pretax gain (loss)	$5	$(39)	$83

Net (loss) income:
Operations	$—	$—	$3
Gain (loss) on sale	4	(27)	108

Total	$4	$(27)	$111

        Gain (loss) on sale—Other for 2010 includes $38 million of expense for the settlement of legacy litigation related to the Buckner vs. Resource Life matter.

5.    Goodwill and Other Intangible Assets

        The changes in the net carrying amount of goodwill by operating segment for the years ended December 31, 2011 and 2010, respectively, are as follows (in millions):

	Risk Solutions	HR Solutions	Total

Balance as of January 1, 2010	5,693	385	6,078
Goodwill related to Hewitt acquisition	—	2,715	2,715
Goodwill related to other acquisitions	50	9	59
Goodwill related to disposals	(2)	—	(2)
Foreign currency revaluation	(192)	(11)	(203)

Balance as of December 31, 2010	$5,549	$3,098	$8,647
Goodwill related to acquisitions	73	4	77
Goodwill related to disposals	(2)	—	(2)
Goodwill related to Hewitt acquisition	—	50	50
Goodwill related to other prior year acquisitions	—	1	1
Transfers	(83)	83	—
Foreign currency revaluation	20	(23)	(3)

Balance as of December 31, 2011	$5,557	$3,213	$8,770

        In 2011, the Company finalized the Hewitt purchase price allocation, adjusting goodwill principally for the completion of third party valuation reports, the impact of changes in actual employee severance costs compared to original estimates and the resolution of certain tax matters.

        Other intangible assets by asset class are as follows (in millions):

	As of December 31
	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets with indefinite lives:
Trademarks	$1,024	$—	$1,024	$1,024	$—	$1,024
						—
Intangible assets with finite lives:						—
Trademarks	4	1	3	3	—	3
Customer related and contract based	2,608	615	1,993	2,605	344	2,261
Marketing, technology and other	606	350	256	606	283	323

	$4,242	$966	$3,276	$4,238	$627	$3,611

        Amortization expense on intangible assets was $362 million, $154 million and $93 million in 2011, 2010 and 2009, respectively. The estimated future amortization for intangible assets, inclusive of the impact of the transfer of the Health and Benefits Consulting business from the HR Solutions segment to the Risk Solutions segment effective January 1, 2012, as of December 31, 2011 is as follows (in millions):

	HR Solutions	Risk Solutions	Total

2012	$294	$117	$411
2013	275	109	384
2014	239	95	334
2015	208	81	289
2016	174	71	245
Thereafter	468	121	589

	$1,658	$594	$2,252

6.    Restructuring

Aon Hewitt Restructuring Plan

        On October 14, 2010, Aon announced a global restructuring plan ("Aon Hewitt Plan") in connection with the acquisition of Hewitt. The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 1,500 to 1,800 job eliminations. The Company expects these restructuring activities and related expenses to affect continuing operations into 2013. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate rationalization costs. As of

December 31, 2011, approximately 1,080 jobs have been eliminated under the Aon Hewitt Plan. For the years ended December 31, 2011 and 2010, the Company recorded $105 million and $52 million of total expense, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income.

        The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2011	2010	Estimated Total Cost for Restructuring Plan (1)

Workforce reduction	$64	$49	$180
Lease consolidation	32	3	95
Asset impairments	7	—	47
Other costs associated with restructuring (2)	2	—	3

Total restructuring and related expenses	$105	$52	$325

(1)
Actual costs, when incurred, may vary due to changes in the assumptions built into this plan. Significant assumptions that may change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)
Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

        The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2011	2010	Estimated Total Cost for Restructuring Plan

HR Solutions	$90	$52	$297
Risk Solutions	15	—	28

Total restructuring and related expenses	$105	$52	$325

Aon Benfield Restructuring Plan

        The Company announced a global restructuring plan ("Aon Benfield Plan") in conjunction with its acquisition of Benfield in 2008. The Aon Benfield Plan is intended to integrate and streamline operations across the combined Aon Benfield organization. The Aon Benfield Plan includes an estimated 800 job eliminations. Additionally, duplicate space and assets will be abandoned. The Company originally estimated that the Aon Benfield Plan would result in cumulative costs totaling approximately $185 million over a three-year period, of which $104 million was recorded as part of the Benfield purchase price allocation and $81 million of which was expected to result in future charges to earnings. During 2009, the Company reduced the Benfield purchase price allocation by $49 million to reflect actual severance costs being lower than originally estimated. The Company currently estimates the Aon Benfield Plan will result in cumulative costs totaling approximately $160 million, of which $53 million was recorded as part of the purchase price allocation, $19 million, $26 million and

$55 million has been recorded in earnings during 2011, 2010 and 2009, respectively, and an estimated additional $7 million will be recorded in future earnings.

        As of December 31, 2011, approximately 785 jobs have been eliminated under the Aon Benfield Plan. Total cash payments of $129 million have been made under the Aon Benfield Plan, from inception to date.

        All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income. The plan was closed in January 2012.

        The following summarizes the restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	2011	Total to Date	Estimated Total Cost for Restructuring Period (1)

Workforce reduction	$32	$38	$15	$33	$118	$125
Lease consolidation	20	14	7	(15)	26	26
Asset impairments	—	2	2	—	4	4
Other costs associated with restructuring (2)	1	1	2	1	5	5

Total restructuring and related expenses	$53	$55	$26	$19	$153	$160

(1)
Actual costs, when incurred, may vary due to changes in the assumptions built into this plan. Significant assumptions that may change when plans are finalized and implemented include, but are not limited to, changes in severance calculations, changes in the assumptions underlying sublease loss calculations due to changing market conditions, and changes in the overall analysis that might cause the Company to add or cancel component initiatives.

(2)
Other costs associated with restructuring initiatives, including moving costs and consulting and legal fees, are recognized when incurred.

2007 Restructuring Plan

        In 2007, the Company announced a global restructuring plan intended to create a more streamlined organization and reduce future expense growth to better serve clients ("2007 Plan"). The 2007 Plan resulted in approximately 4,700 job eliminations and closure or consolidation of several offices resulting in sublease losses or lease buy-outs. The total cumulative pretax charges for the 2007 Plan was $737 million including costs related to workforce reduction, lease consolidation costs, asset impairments, as well as other expenses necessary to implement the restructuring initiative. Costs related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Consolidated Statements of Income. The Company does not expect any further expenses to be incurred in relation to the 2007 Plan.

        The following summarizes the restructuring and related expenses by type that have been incurred related to the 2007 Plan (in millions):

	2007	2008	2009	2010	2011	Total 2007 Plan

Workforce reduction	$17	$166	$251	$72	$(2)	$504
Lease consolidation	22	38	78	15	(9)	$144
Asset impairments	4	18	15	2	—	$39
Other costs associated with restructuring (1)	3	29	13	5	—	$50

Total restructuring and related expenses	$46	$251	$357	$94	$(11)	$737

(1)
Other costs associated with restructuring initiatives include moving costs and consulting and legal fees.

        The following summarizes the restructuring and related expenses, by segment, that have been incurred related to the 2007 Plan (in millions):

	2007	2008	2009	2010	2011	Total 2007 Plan

Risk Solutions	$41	$234	$322	$84	$(10)	$671
HR Solutions	5	17	35	10	(1)	$66

Total restructuring and related expenses	$46	$251	$357	$94	$(11)	$737

        As of December 31, 2011, the Company's liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total

Balance at January 1, 2009	$—	$104	$101	$28	$233
Expensed	—	53	342	(1)	394
Cash payments	—	(67)	(248)	(12)	(327)
Purchase accounting adjustment	—	(49)	—	—	(49)
Foreign exchange translation and other	—	4	7	1	12

Balance at December 31, 2009	$—	$45	$202	$16	$263

Assumed Hewitt restructuring liability (1)	43	—	—	—	43
Expensed	52	24	92	—	168
Cash payments	(8)	(38)	(178)	(8)	(232)
Foreign exchange translation and other	1	(5)	(3)	2	(5)

Balance at December 31, 2010	$88	$26	$113	$10	$237

Expensed	98	19	(11)	—	106
Cash payments	(93)	(24)	(59)	(2)	(178)
Foreign exchange translation and other	2	(1)	7	—	8

Balance at December 31, 2011	$95	$20	$50	$8	$173

(1)
The Company assumed a $43 million net real estate related restructuring liability in connection with the Hewitt acquisition.

        Aon's unpaid restructuring liabilities are included in both Accounts payable and accrued liabilities and Other non-current liabilities in the Consolidated Statements of Financial Position.

7.    Investments

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

        The Company's interest-bearing assets and other investments are included in the following categories in the Consolidated Statements of Financial Position (in millions):

As of December 31	2011	2010

Cash and cash equivalents	$272	$346
Short-term investments	785	785
Fiduciary assets (1)	4,190	3,489
Investments	239	312

	$5,486	$4,932

(1)
Fiduciary assets does not include fiduciary receivables

        The Company's investments are as follows (in millions):

As of December 31	2011	2010

Equity method investments	$164	$174
Other investments, at cost (1)	60	123
Fixed-maturity securities	15	15

	$239	$312

(1)
The reduction in other investments, at cost is primarily due to sales and redemptions

Unconsolidated Variable Interest Entities

        Aon has an ownership interest in Juniperus Insurance Opportunity Fund Limited ("Juniperus"), which is an investment vehicle that invests in an actively managed and diversified portfolio of insurance risks. Aon has concluded that Juniperus is a VIE. However, Aon has concluded that it is not the primary beneficiary as it lacks the power to direct the activities of Juniperus that most significantly impact economic performance, and therefore this entity is not consolidated. The investment in Juniperus is accounted for using the equity method of accounting.

        The Company's potential loss at December 30, 2011 is limited to its investment in Juniperus of $65 million, which is recorded in Investments in the Condensed Consolidated Statements of Financial Position. In January 2012, the Company entered into an agreement to redeem its equity interest in Juniperus Capital Holdings Limited ("JCHL") and the Company expects to redeem its investment in Juniperus in 2012.

8.    Debt

        The following is a summary of outstanding debt (in millions):

As of December 31	2011	2010

Term loan credit facility due October 2013 (LIBOR + 1.38%)	$428	$—
Term loan credit facility (LIBOR + 2.5%)	—	975
8.205% junior subordinated deferrable interest debentures due January 2027	687	687
6.25% EUR 500 debt securities due July 2014	653	667
5.00% senior notes due September 2020	598	598
3.50% senior notes due September 2015	597	597
3.125% senior notes due May 2016	500	—
4.76% CAD 375 debt securities due March 2018	368	—
5.05% CAD 375 debt securities due April 2011	—	372
6.25% senior notes due September 2040	297	297
7.375% debt securities due December 2012	225	225
Other	139	88

Total debt	4,492	4,506
Less short-term and current portion of long-term debt	337	492

Total long-term debt	$4,155	$4,014

        At December 31, 2011, the Company had $50 million in commercial paper outstanding. The Company uses the proceeds from the commercial paper market from time to time to meet short term working capital needs.

        On May 24, 2011, Aon entered into an underwriting agreement for the sale of $500 million of 3.125% unsecured Senior Notes due 2016 (the "Notes"). On June 15, 2011, Aon entered into a Term Credit Agreement for unsecured term loan financing of $450 million ("2011 Term Loan Facility") due on October 1, 2013. The 2011 Term Loan Facility is a variable rate loan that is based on LIBOR plus a margin and at December 31, 2011, the effective annualized rate was approximately 1.67%. The Company used the net proceeds from the Notes issuance and 2011 Term Loan Facility borrowings to repay all amounts outstanding under its $1.0 billion three-year credit agreement dated August 13, 2010 ("2010 Term Loan Facility"), which was entered into in connection with the acquisition of Hewitt. The Company recorded a $19 million loss on the extinguishment of the 2010 Term Loan Facility as a result of the write-off of the deferred financing costs, which is included in Other income (expense) in the Consolidated Statements of Income.

        On March 8, 2011, an indirect wholly-owned subsidiary of Aon issued CAD 375 million ($368 at December 31, 2011 exchange rates) of 4.76% senior unsecured debt securities, which are due in March 2018 and are guaranteed by the Company. The Company used the net proceeds from this issuance to repay its CAD 375 million 5.05% debt securities upon their maturity on April 12, 2011.

        On August 13, 2010, in connection with the acquisition of Hewitt, Aon entered into an unsecured three-year Term Credit Agreement (the "2010 Term Loan Credit Facility"), which provided unsecured term loan financing of up to $1.0 billion. This Term Loan Credit Facility has an interest rate of LIBOR + 2.5%. The Company borrowed $1.0 billion under this facility on October 1, 2010 to finance a portion of the Hewitt purchase price. The Company incurred $26 million of deferred finance costs associated with the Term Loan Credit Facility that were to be amortized over the term of the loan. Concurrent with entering into the Term Loan Credit Facility, the Company also entered into a Senior Bridge Term Loan Credit Agreement which provided unsecured bridge financing of up to $1.5 billion (the "Bridge Loan Facility") to finance a portion of the Hewitt purchase price.

        In lieu of drawing under the Bridge Loan Facility, on September 7, 2010, Aon entered into an Underwriting Agreement (the "Underwriting Agreement") with several underwriters with respect to the offering and sale by the Company of $600 million aggregate principal amount of its 3.50% Senior Notes due 2015 (the "2015 Notes"), $600 million aggregate principal amount of its 5.00% Senior Notes due 2020 (the "2020 Notes") and $300 million aggregate principal amount of its 6.25% Senior Notes due 2040 (the "2040 Notes" and, together with the 2015 Notes and 2020 Notes, the "Notes") under the Company's Registration Statement on Form S-3. All of these Notes are unsecured. Deferred financing costs associated with the Notes of $12 million were capitalized and are included in Other non-current assets, and will be amortized over the respective term of each note. In 2011, the Company recorded $2 million of deferred financing cost amortization for both the Term Loan Credit Facility and the Notes, which is included in Interest expense in the Consolidated Statements of Income. Following the issuance of these Notes, on September 15, 2010, the Bridge Loan Facility was terminated and the Company recorded $14 million of related deferred financing costs in the Consolidated Statements of Income.

        As part of the Hewitt acquisition, the Company assumed $346 million of long-term debt including $299 million of privately placed senior unsecured notes with varying maturity dates. As of December 31, 2010, all of these notes had matured or have been early extinguished. Also, in 2010, $47 million in long-term debt held by PEPS I, a consolidated VIE, was repurchased with a majority of the PEPS I restricted cash.

        On October 15, 2010, the Company entered into a new €650 million ($849 million at December 31, 2011 exchange rates) multi-currency revolving loan credit facility (the "Euro Facility") used by certain of Aon's European subsidiaries. The Euro Facility replaced the previous facility which was entered into in October 2005 and matured in October 2010 (the "2005 Facility"). The Euro Facility expires in October 2015 and has commitment fees of 8.75 basis points payable on the unused portion of the facility, similar to the 2005 Facility. Aon has guaranteed the obligations of its subsidiaries with respect to this facility. The Company had no borrowings under the Euro Facility.

        In December 2009, Aon cancelled its $600 million 5-year U.S. committed bank credit facility that was to expire in February 2010 and entered into a new $400 million, 3-year facility to support commercial paper and other short-term borrowings. Based on Aon's current credit ratings, commitment fees of 35 basis points are payable on the unused portion of the facility. At December 31, 2011, Aon had no borrowings under this facility.

        On July 1, 2009, an indirect wholly-owned subsidiary of Aon issued €500 million ($653 million at December 31, 2011 exchange rates) of 6.25% senior unsecured debentures due on July 1, 2014. The carrying value of the debt includes $11 million related to hedging activities. The payment of the principal and interest on the debentures is unconditionally and irrevocably guaranteed by Aon. Proceeds from the offering were used to repay the Company's $677 million outstanding indebtedness under its 2005 Facility.

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

        There are a number of covenants associated with both the U.S. and Euro facilities, the most significant of which require Aon to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation, and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges ("Adjusted EBITDA"), to consolidated interest expense of 4 to 1 and a ratio of consolidated debt to Adjusted EBITDA, of not greater than 3 to 1. Aon was in compliance with all debt covenants at December 31, 2011.

        Other than the Debentures, outstanding debt securities are not redeemable by Aon prior to maturity. There are no sinking fund provisions. Interest is payable semi-annually on most debt securities.

        Repayments of total debt are as follows (in millions):

2012	$337
2013	404
2014	673
2015	612
2016	509
Thereafter	1,957

$4,492

        The weighted-average interest rates on Aon's short-term borrowings were 0.5%, 0.7%, and 1.5% for the years ended December 31, 2011, 2010, and 2009, respectively.

9.    Lease Commitments

        Aon leases office facilities, equipment and automobiles under non-cancelable operating leases. These leases expire at various dates and may contain renewal and expansion options. In addition to base rental costs, occupancy lease agreements generally provide for rent escalations resulting from increased assessments for real estate taxes and other charges. Approximately 88% of Aon's lease obligations are for the use of office space.

        In November 2011, Aon entered into an agreement to lease office space in a new building to be constructed in London, United Kingdom. The agreement is contingent upon the completion of the building construction. Aon expects to move into the new building in 2015 when it exercises an early break option at another leased facility. The Company has included the future minimum rental payments for this leased space in the schedule below and has excluded the future minimum rental payments for the existing lease beyond the expected date of the exercise of the break option.

        Rental expenses (including amounts applicable to taxes, insurance and maintenance) for operating leases are as follows (in millions):

Years ended December 31	2011	2010	2009

Rental expense	$525	$429	$346
Sub lease rental income	71	57	52

Net rental expense	$454	$372	$294

        At December 31, 2011, future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year, net of sublease rental income, are as follows (in millions):

2012	$395
2013	373
2014	334
2015	296
2016	257
Thereafter	984

Total minimum payments required	$2,639

10.  Income Taxes

        Aon and its principal domestic subsidiaries are included in a consolidated U.S. federal income tax return. Aon's international subsidiaries file various income tax returns in their jurisdictions.

        Income from continuing operations before income tax and the provision for income tax consist of the following (in millions):

Years ended December 31	2011	2010	2009

Income from continuing operations before income taxes:
U.S.	$301	$21	$215
International	1,083	1,038	734

Total	$1,384	$1,059	$949

Income taxes (benefit):
Current:
U.S. federal	$(17)	$16	$32
U.S. state and local	35	10	23
International	217	202	150

Total current	235	228	205

Deferred:
U.S. federal	109	47	49
U.S. state and local	14	13	5
International	20	12	9

Total deferred	143	72	63

Total income tax expense	$378	$300	$268

        Income from continuing operations before income taxes shown above is based on the location of the business unit to which such earnings are attributable for tax purposes. However, taxable income may not correspond to the geographic attribution of the income from continuing operations before income taxes shown above due to the treatment of certain items, such as the costs associated with the Hewitt acquisition. In addition, because the earnings shown above may in some cases be subject to taxation in more than one country, the income tax provision shown above as U.S. or International may not correspond to the geographic attribution of the earnings.

        A reconciliation of the income tax provisions based on the U.S. statutory corporate tax rate to the provisions reflected in the Consolidated Financial Statements is as follows:

Years ended December 31	2011	2010	2009

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.3	1.1	2.0
Taxes on international operations	(11.5)	(12.5)	(12.0)
Nondeductible expenses	3.5	3.9	3.4
Adjustments to prior year tax requirements	(1.1)	0.5	0.1
Deferred tax adjustments, including
statutory rate changes	(0.8)	0.2	0.1
Other — net	(0.1)	0.2	(0.4)

Effective tax rate	27.3	28.4	28.2

        The components of Aon's deferred tax assets and liabilities are as follows (in millions):

As of December 31	2011	2010

Deferred tax assets:
Employee benefit plans	$940	$929
Net operating loss and tax credit carryforwards	484	430
Other accrued expenses	154	161
Investment basis differences	17	17
Other	100	66

Total	1,695	1,603
Valuation allowance on deferred tax assets	(219)	(257)

Total	$1,476	$1,346

Deferred tax liabilities:
Intangibles	$(1,333)	$(1,420)
Deferred revenue	(83)	(49)
Other accrued expenses	(121)	(41)
Unrealized investment gains	(21)	(5)
Unrealized foreign exchange gains	(23)	(23)
Other	(40)	(75)

Total	$(1,621)	$(1,613)

Net deferred tax liability	$(145)	$(267)

        Deferred income taxes (assets and liabilities have been netted by jurisdiction) have been classified in the Consolidated Statements of Financial Position as follows (in millions):

As of December 31,	2011	2010

Deferred tax assets — current	$19	$121
Deferred tax assets — non-current	258	305
Deferred tax liabilities — current	(121)	(30)
Deferred tax liabilities — non-current	(301)	(663)

Net deferred tax liability	$(145)	$(267)

        Valuation allowances have been established primarily with regard to the tax benefits of certain net operating loss and tax credit carryforwards. Valuation allowances decreased by $35 million in 2011, primarily attributable to the change of the following items: a decrease in the valuation allowances of $13 million due to the sale of a subsidiary in UK, a decrease of $24 million in the valuation allowances for U.S. foreign tax credit carryforwards, and an increase of $7 million in the valuation allowances for an interest expense carryforward for Germany.

        Aon recognized, as an adjustment to additional paid-in-capital, income tax benefits attributable to employee stock compensation of $36 million, $20 million and $25 million in 2011, 2010 and 2009, respectively.

        U.S. deferred income taxes are not provided on unremitted foreign earnings that are considered permanently reinvested, which at December 31, 2011 amounted to approximately $3.0 billion. It is not practicable to determine the income tax liability that might be incurred if all such earnings were remitted to the U.S. due to foreign tax credits and exclusions that may become available at the time of remittance.

        At December 31, 2011, Aon had domestic federal operating loss carryforwards of $37million that will expire at various dates from 2012 to 2024, state operating loss carryforwards of $622 million that will expire at various dates from 2012 to 2031, and foreign operating and capital loss carryforwards of $886 million and $314 million, respectively, nearly all of which are subject to indefinite carryforward.

Unrecognized Tax Provisions

        The following is a reconciliation of the Company's beginning and ending amount of unrecognized tax benefits (in millions):

	2011	2010

Balance at January 1	$100	$77
Additions based on tax positions related to the current year	8	7
Additions for tax positions of prior years	5	4
Reductions for tax positions of prior years	(16)	(7)
Settlements	(15)	(1)
Lapse of statute of limitations	(4)	(5)
Acquisitions	40	26
Foreign currency translation	—	(1)

Balance at December 31	$118	$100

        As of December 31, 2011, $116 million of unrecognized tax benefits would impact the effective tax rate if recognized. Aon does not expect the unrecognized tax positions to change significantly over the next twelve months.

        The Company recognizes penalties and interest related to unrecognized income tax benefits in its provision for income taxes. Aon accrued potential penalties of less than $1 million in 2011 and $1 million in both 2010 and 2009. Aon accrued interest of less than $1 million in 2011and 2010, respectively. Aon has recorded a liability for penalties of less than $2 million and $5 million for 2011 and 2010 respectively and for interest less than $17 million and $18 million, respectively.

        Aon and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as various state and international jurisdictions. Aon has substantially concluded all U.S. federal income tax matters for years through 2007. Material U.S. state and local income tax jurisdiction examinations have been concluded for years through 2005. Aon has concluded income tax examinations in its primary international jurisdictions through 2004.

11.  Stockholders' Equity

Common Stock

        On October 1, 2010, the Company issued 61 million shares of common stock as consideration for part of the purchase price of Hewitt (See Note 4 "Acquisitions and Dispositions"). In addition, as part of the consideration, each outstanding unvested Hewitt stock option became fully vested and was converted into an option to purchase Aon common stock with the same terms and conditions as the Hewitt stock option. As of the acquisition date, there were approximately 4.5 million options to purchase Aon common stock issued to former holders of Hewitt stock options, of which 1.2 million remain outstanding and exercisable.

        In the fourth quarter of 2007, the Board of Directors increased the authorized share repurchase program to $4.6 billion. As of March 31, 2011, this program was fully utilized upon the repurchase of 118.7 million shares of common stock at an average price (excluding commissions) of $40.97 per share in the first quarter 2011, for an aggregate purchase price of $4.6 billion since inception of this stock repurchase program.

        In January 2010, the Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock may be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions (2010 Share Repurchase Plan). In 2011, the Company repurchased 16.4 million shares, primarily through this program through the open market or in privately negotiated transactions at an average price (excluding commissions) of $50.39 per share. Shares may be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs.

        Since the inception of its share repurchase program in 2005, Aon has repurchased a total of 128.3 million shares at an aggregate cost of $5.4 billion. As of December 31, 2011, Aon was authorized to purchase up to $1.2 billion of additional shares under the 2010 Share Repurchase Plan.

        In 2011, Aon issued 0.5 million shares of common stock in relation to the exercise of options issued to the former holders of Hewitt options as part of the Hewitt acquisition. In addition, Aon reissued 7.8 million shares of treasury stock for employee benefit programs and 0.6 million shares in connection with employee stock purchase plans. In 2010, Aon issued 2.2 million shares of common stock in relation to the exercise of options issued to former holders of Hewitt options as part of the Hewitt acquisition. In addition, Aon reissued 8.5 million shares of treasury stock for employee benefit programs and 0.4 million shares in connection with employee stock purchase plans. In 2009, Aon issued 1.0 million new shares of common stock for employee benefit plans. In addition, Aon reissued 8.0 million shares of treasury stock for employee benefit programs and 0.5 million shares in connection with employee stock purchase plans.

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

        Income from continuing operations, income from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

	Year ended December 31,
	2011	2010	2009

Income from continuing operations	$13	$15	$15
Income from discontinued operations	—	—	3

Net income	$13	$15	$18

        Weighted average shares outstanding are as follows (in millions):

	Year ended December 31,
	2011	2010	2009

Shares for basic earnings per share (1)	335.5	293.4	283.2
Potentially issuable common shares	5.4	4.7	7.9

Shares for diluted earnings per share	340.9	298.1	291.1

(1)
Includes 7.6 million, 6.1 million and 6.9 million shares of participating securities for the years ended December 31, 2011, 2010, and 2009 respectively.

        Certain potentially issuable common shares, primarily related to stock options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive. The number of shares excluded from the calculation was 0.1 million in 2011 and 4.8 million in both 2010 and 2009.

Dividends

        During 2011, 2010, and 2009, Aon paid dividends on its common stock of $200 million, $175 million, and $165 million, respectively. Dividends paid per common share were $0.60 for each of the years ended December 31, 2011, 2010, and 2009.

Other Comprehensive Loss

        The components of other comprehensive loss and the related tax effects are as follows (in millions):

Year ended December 31, 2011	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative losses arising during the year	$(44)	$15	$(29)
Reclassification adjustment	25	(9)	16

Net change in derivative losses	(19)	6	(13)
Net foreign exchange translation adjustments	(46)	3	(43)
Net post-retirement benefit obligation	(593)	197	(396)

Total other comprehensive loss	(658)	206	(452)
Less: other comprehensive income attributable to noncontrolling interest	1	—	1

Other comprehensive loss attributable to Aon stockholders	$(659)	$206	$(453)

Year ended December 31, 2010	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative losses arising during the year	$(31)	$10	$(21)
Reclassification adjustment	(5)	2	(3)

Net change in derivative losses	(36)	12	(24)
Net foreign exchange translation adjustments	(92)	(43)	(135)
Net post-retirement benefit obligation	(76)	35	(41)

Total other comprehensive loss	(204)	4	(200)
Less: other comprehensive loss attributable to noncontrolling interests	(2)	—	(2)

Other comprehensive loss attributable to Aon stockholders	$(202)	$4	$(198)

Year ended December 31, 2009	Pretax	Income Tax Benefit (Expense)	Net of Tax

Net derivative gains arising during the year	$11	$(4)	$7
Reclassification adjustment	10	(4)	6

Net change in derivative gains	21	(8)	13
Decrease in unrealized gains/losses	(17)	6	(11)
Reclassification adjustment	(2)	1	(1)

Net change in unrealized investment losses	(19)	7	(12)
Net foreign exchange translation adjustments	198	5	203
Net post-retirement benefit obligations	(583)	170	(413)

Total other comprehensive loss	(383)	174	(209)
Less: other comprehensive income attributable to noncontrolling interests	4	—	4

Other comprehensive loss attributable to Aon stockholders	$(387)	$174	$(213)

        The components of accumulated other comprehensive loss, net of related tax, are as follows (in millions):

As of December 31	2011	2010	2009

Net derivative losses	$(37)	$(24)	$—
Net unrealized investment gains (1)	—	—	44
Net foreign exchange translation adjustments	124	168	301
Net postretirement benefit obligations	(2,457)	(2,061)	(2,020)

Accumulated other comprehensive loss, net of tax	$(2,370)	$(1,917)	$(1,675)

(1)
Reflects the impact of adopting new accounting guidance which resulted in the consolidation of PEPS I effective January 1, 2010.

        The pretax changes in net unrealized investment losses, which include investments reported as available for sale, are as follows (in millions):

Years ended December 31	2011	2010	2009

Fixed maturities	$—	$—	$(3)
Other investments	—	—	(16)

Total	$—	$—	$(19)

        The components of net unrealized investment gains, which include investments reported as available for sale, are as follows (in millions):

As of December 31	2011	2010	2009

Other investments	$—	$—	$69
Deferred taxes	—	—	(25)

Net unrealized investment gains	$—	$—	$44

12.  Employee Benefits

Defined Contribution Savings Plans

        Aon maintains defined contribution savings plans for the benefit of its U.S. and U.K. employees. The expense recognized for these plans is included in Compensation and benefits in the Consolidated Statements of Income, as follows (in millions):

Years ended December 31	2011	2010	2009

U.S.	$104	$65	$56
U.K.	43	35	38

	$147	$100	$94

Pension and Other Post-retirement Benefits

        Aon sponsors defined benefit pension and post-retirement health and welfare plans that provide retirement, medical, and life insurance benefits. The post-retirement healthcare plans are contributory, with retiree contributions adjusted annually, and the life insurance and pension plans are noncontributory.

        The majority of the Company's plans are closed to new entrants. Effective April 1, 2009, the Company ceased crediting future benefits relating to salary and service in its U.S. defined benefit pension plan. This change affected approximately 6,000 active employees covered by the U.S. plan. For those employees, the Company increased its contribution to the defined contribution savings plan. In 2010, the Company ceased crediting future benefits relating to service in its Canadian defined benefit pension plans. This change affected approximately 950 active employees.

Pension Plans

        The following tables provide a reconciliation of the changes in the projected benefit obligations and fair value of assets for the years ended December 31, 2011 and 2010 and a statement of the funded status as of December 31, 2011 and 2010, for the U.S. plans and material international plans, which are located in the U.K., the Netherlands, and Canada. These plans represent approximately 94% of the Company's projected benefit obligations.

        At December 31, 2010, in accordance with changes to applicable United Kingdom statutes, pensions in deferment will be revalued annually based on the Consumer Prices Index, as opposed to the Retail Prices Index which was previously used. The impact on the projected benefit obligation was a gain that was recorded in Accumulated other comprehensive loss of $124 million and is included in the actuarial gain for 2010.

	U.S.		International
(millions)	2011	2010	2011	2010

Change in projected benefit obligation
At January 1	$2,376	$2,139	$4,812	$4,500
Service cost	—	—	19	15
Interest cost	122	124	267	249
Participant contributions	—	—	1	1
Plan amendment	—	—	12	—
Plan transfer and acquisitions	—	—	17	203
Actuarial loss (gain)	51	34	(32)	(101)
Benefit payments	(115)	(111)	(181)	(183)
Change in discount rate	223	190	651	260
Foreign currency revaluation	—	—	17	(132)

At December 31	$2,657	$2,376	$5,583	$4,812

Accumulated benefit obligation at end of year	$2,657	$2,376	$5,508	$4,737

Change in fair value of plan assets
At January 1	$1,244	$1,153	$4,288	$3,753
Actual return on plan assets	83	175	595	403
Participant contributions	—	—	1	1
Employer contributions	113	27	364	261
Plan transfer and acquisitions	—	—	13	192
Benefit payments	(115)	(111)	(181)	(183)
Foreign currency revaluation	—	—	18	(139)

At December 31	$1,325	$1,244	$5,098	$4,288

Market related value at end of year	$1,410	$1,380	$5,098	$4,288

Amount recognized in Statement of Financial Position at December 31
Funded status	$(1,332)	$(1,132)	$(485)	$(524)
Unrecognized prior-service cost	—	—	28	17
Unrecognized loss	1,480	1,200	2,109	1,836

Net amount recognized	$148	$68	$1,652	$1,329

        Amounts recognized in the Consolidated Statements of Financial Position consist of (in millions):

	U.S.		International
	2011	2010	2011	2010

Prepaid benefit cost (included in Other non-current assets)	$—	$—	$159	$59
Accrued benefit liability (included in Pension, other post retirement, and post employment liabilities)	(1,332)	(1,132)	(644)	(583)
Accumulated other comprehensive loss	1,480	1,200	2,137	1,853

Net amount recognized	148	68	1,652	1,329

        Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2011 and 2010 consist of (in millions):

	U.S.		International
	2011	2010	2011	2010

Net loss	$1,480	$1,200	$2,109	$1,836
Prior service cost	—	—	28	17

	$1,480	$1,200	$2,137	$1,853

        In 2011, U.S. plans with a projected benefit obligation ("PBO") and an accumulated benefit obligation ("ABO") in excess of the fair value of plan assets had a PBO of $2.7 billion, an ABO of $2.7 billion, and plan assets of $1.3 billion. International plans with a PBO in excess of the fair value of plan assets had a PBO of $3.1 billion and plan assets with a fair value of $2.5 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $3.0 billion and plan assets with a fair value of $2.4 billion.

        In 2010, U.S. plans with a PBO and an ABO in excess of the fair value of plan assets had a PBO of $2.4 billion, an ABO of $2.4 billion, and plan assets of $1.2 billion. International plans with a PBO in excess of the fair value of plan assets had a PBO of $2.7 billion and plan assets with a fair value of $2.3 billion, and plans with an ABO in excess of the fair value of plan assets had an ABO of $2.1 billion and plan assets with a fair value of $1.6 billion.

        The following table provides the components of net periodic benefit cost for the plans (in millions):

	U.S.			International
	2011	2010	2009	2011	2010	2009

Service cost	$—	$—	$—	$19	$15	$18
Interest cost	122	124	125	267	249	236
Expected return on plan assets	(120)	(118)	(102)	(287)	(240)	(234)
Amortization of prior-service cost	—	—	(1)	1	1	—
Amortization of net actuarial loss	31	24	28	53	54	41

Net periodic benefit cost	$33	$30	$50	$53	$79	$61

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

        In 2009, a curtailment gain of $10 million was recognized in discontinued operations resulting from the sale of Combined Insurance Company of America ("CICA"). The curtailment gain relates to the Company's U.S. Retiree Health and Welfare Plan, in which CICA employees were allowed to participate through the end of 2008, pursuant to the terms of the sale.

        The weighted-average assumptions used to determine future benefit obligations are as follows:

	U.S.		International
	2011	2010	2011	2010

Discount rate	4.33 – 4.60%	4.35 – 5.34%	4.40 – 4.94%	4.70 – 5.50%
Rate of compensation increase	N/A	N/A	2.25 – 3.55%	2.50 – 4.00%

        The weighted-average assumptions used to determine the net periodic benefit cost are as follows:

	U.S.			International
	2011	2010	2009	2011	2010	2009

Discount rate	4.35 – 5.34%	5.22% – 5.98%	6.00 – 7.08%	4.70 – 5.50%	4.00 – 6.19%	5.62 – 7.42%
Expected return on plan assets	8.80	8.80	8.70	3.20 – 7.20	4.70 – 7.00	5.48 – 7.00
Rate of compensation increase	N/A	N/A	N/A	2.00 – 4.00	2.50 – 3.60	3.25 – 3.50

        The amounts in Accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2012 are $43 million in the United States and $60 million internationally.

Expected Return on Plan Assets

        To determine the expected long-term rate of return on plan assets, the historical performance, investment community forecasts and current market conditions are analyzed to develop expected returns for each asset class used by the plans. The expected returns for each asset class are weighted by the target allocations of the plans. The expected return on plan assets in the U.S. of 8.80% reflects a portfolio that is seeking asset growth through a higher equity allocation while maintaining prudent risk levels. The portfolio contains certain assets that have historically resulted in higher returns and other instruments to minimize downside risk.

        No plan assets are expected to be returned to the Company during 2012.

Fair value of plan assets

        The Company determined the fair value of plan assets through numerous procedures based on the asset class and available information. See Note 15 "Fair Value Measurements and Financial Instruments" for a description of the procedures performed to determine the fair value of the plan assets. The fair values of Aon's U.S. pension plan assets at December 31, 2011 and December 31, 2010, by asset category, are as follows (in millions):

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents (1)	$22	$22	$—	$—
Equity investments: (2)
Large cap domestic	151	151	—	—
Small cap domestic	58	—	58	—
Large cap international	97	9	88	—
Equity derivatives	173	63	110	—
Fixed income investments: (3)
Corporate bonds	355	—	355	—
Government and agency bonds	116	—	116	—
Asset-backed securities	18	—	18	—
Fixed income derivatives	83	—	83	—
Other investments:
Alternative investments (4)	191	—	—	191
Commodity derivatives (5)	19	—	19	—
Real estate and REITS (6)	42	42	—	—

Total	$1,325	$287	$847	$191

(1)
Consists of cash and institutional short-term investment funds.

(2)
Consists of equity securities, equity derivatives, and pooled equity funds.

(3)
Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)
Consists of limited partnerships, private equity and hedge funds.

(5)
Consists of long-dated options on a commodity index.

(6)
Consists of exchange traded REITS.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Highly liquid debt instruments (1)	$27	$1	$26	$—
Equity investments: (2)
Large cap domestic	247	247	—	—
Small cap domestic	22	—	22	—
Large cap international	11	11	—	—
Small cap global	—	—	—	—
Equity derivatives	231	—	231	—
Fixed income investments: (3)
Corporate bonds	395	—	395	—
Government and agency bonds	50	—	50	—
Asset-backed securities	5	—	5	—
Fixed income derivatives	6	—	6	—
Other investments:
Alternative investments (4)	193	—	—	193
Commodity derivatives (5)	18	—	18	—
Real estate and REITS (6)	39	39	—	—

Total	$1,244	$298	$753	$193

(1)
Consists of cash and institutional short-term investment funds.

(2)
Consists of equity securities and equity derivatives.

(3)
Consists of corporate and government bonds, asset-backed securities, and fixed income derivatives.

(4)
Consists of limited partnerships, private equity and hedge funds.

(5)
Consists of long-dated options on a commodity index.

(6)
Consists of exchange traded REITS.

        The following table presents the changes in the Level 3 fair-value category for the years ended December 31, 2011 and December 31, 2010 (in millions):

Fair Value Measurement Using Level 3 Inputs

Balance at January 1, 2010	$138
Actual return on plan assets:
Relating to assets still held at December 31, 2010	1
Relating to assets sold during 2010	8
Purchases, sales and settlements	35
Transfer in/(out) of level 3	11

Balance at December 31, 2010	193
Actual return on plan assets:
Relating to assets still held at December 31, 2011	(8)
Relating to assets sold during 2011	1
Purchases, sales and settlements	5
Transfer in/(out) of Level 3	—

Balance at December 31, 2011	$191

        The fair values of Aon's major international pension plan assets at December 31, 2011 and December 31, 2010, by asset category, are as follows (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash & cash equivalents	$276	$276	$—	$—
Equity investments:
Pooled funds: (1)
Global	960	—	960	—
Europe	347	—	347	—
North America	56	—	56	—
Equity securities — global (2)	128	128	—	—
Derivatives (2)	11	—	11	—
Fixed income investments:
Pooled funds (1)
Fixed income securities	823	—	823	—
Derivatives	21	—	21	—
Fixed income securities (3)	1,355	1,299	56	—
Annuities	419	—	—	419
Derivatives (3)	178	—	178	—
Other investments:
Pooled funds: (1)
Commodities	26	—	26	—
REITS	4	—	4	—
Real estate (4)	134	—	—	134
Derivatives	14	—	14	—
Alternative investments (5)	346	—	—	346

Total	$5,098	$1,703	$2,496	$899

(1)
Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)
Consists of equity securities and equity derivatives.

(3)
Consists of corporate and government bonds and fixed income derivatives.

(4)
Consists of property funds and trusts holding direct real estate investments.

(5)
Consists of limited partnerships, private equity and hedge funds.

		Fair Value Measurements Using
Asset Category	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash & cash equivalents	$54	$54	$—	$—
Equity investments:
Pooled funds: (1)
Global	823	—	661	162
Europe	574	—	574	—
North America	133	—	133	—
Asia Pacific	67	—	67	—
Other equity securities — global (2)	129	121	8	—
Fixed income investments:
Pooled funds (1)	947	—	907	40
Fixed income securities (3)	805	—	805	—
Annuities	380	—	—	380
Derivatives (3)	(28)	—	(28)	—
Other investments:
Pooled Funds: (1)
Commodities	34	—	34	—
REITS	8	—	8	—
Real estate (4)	127	—	—	127
Alternative investments (5)	235	—	17	218

Total	$4,288	$175	$3,186	$927

(1)
Consists of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles.

(2)
Consists of equity securities and equity derivatives.

(3)
Consists of corporate and government bonds and fixed income derivatives.

(4)
Consists of property funds and trusts holding direct real estate investments.

(5)
Consists of limited partnerships, private equity and hedge funds.

        The following table presents the changes in the Level 3 fair-value category for the years ended December 31, 2011 and December 31, 2010 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Global	Fixed	Annuities	Real Estate	Alternative Investments	Total

Balance at January 1, 2010	$145	$—	$432	$136	$33	$746
Actual return on plan assets:
Relating to assets still held at December 31, 2010	20	2	(38)	9	7	—
Relating to assets sold during 2010	2	—	—	—	2	4
Purchases, sales and settlements	10	38	—	(12)	176	212
Foreign Exchange	(15)	—	(14)	(6)	—	(35)

Balance at December 31, 2010	162	40	380	127	218	927
Actual return on plan assets:
Relating to assets still held at December 31, 2011	—	—	35	3	—	38
Relating to assets sold during 2011	—	—	—	—	1	1
Purchases, sales and settlements	—	—	—	2	86	88
Transfers in/(out) of Level 3 (1)	(162)	(40)	—	1	41	(160)
Foreign Exchange	—	—	4	1	—	5

Balance at December 31, 2011	$—	$—	$419	$134	$346	$899

(1)
During 2011, a pooled global equity fund with a fair value of $162 million was transferred from Level 3 to Level 2 due to increased observability of the inputs. Additionally, a fund of funds with a fair value of $40 million was reclassified within Level 3 to be consistent with other similar fund of funds classified as Alternative Investments within the fair value hierarchy.

Investment Policy and Strategy

        The U.S. investment policy, as established by the Aon Retirement Plan Governance and Investment Committee ("RPGIC"), seeks reasonable asset growth at prudent risk levels within target allocations, which are 49% equity investments, 30% fixed income investments, and 21% other investments. Aon believes that plan assets are well-diversified and are of appropriate quality. The investment portfolio asset allocation is reviewed quarterly and re-balanced to be within policy target allocations. The investment policy is reviewed at least annually and revised, as deemed appropriate by the RPGIC. The investment policies for international plans are generally established by the local pension plan trustees and seek to maintain the plans' ability to meet liabilities and to comply with local minimum funding requirements. Plan assets are invested in diversified portfolios that provide adequate levels of return at an acceptable level of risk. The investment policies are reviewed at least annually and revised, as deemed appropriate to ensure that the objectives are being met. At December 31, 2011, the weighted average targeted allocation for the international plans was 43% for equity investments and 57% for fixed income investments.

Cash Flows

Contributions

        Based on current assumptions, Aon expects to contribute approximately $237 million and $304 million, respectively, to its U.S. and international pension plans during 2012.

Estimated Future Benefit Payments

        Estimated future benefit payments for plans are as follows at December 31, 2011 (in millions):

	U.S.	International

2012	$137	$164
2013	147	172
2014	142	180
2015	148	187
2016	146	198
2017 – 2021	753	990

U.S. and Canadian Other Post-Retirement Benefits

        The following table provides an overview of the accumulated projected benefit obligation, fair value of plan assets, funded status and net amount recognized as of December 31, 2011 and 2010 for the Company's other post-retirement benefit plans located in the U.S. and Canada (in millions):

	2011	2010

Accumulated projected benefit obligation	$134	$119
Fair value of plan assets	20	22

Funded status	(114)	(97)

Unrecognized prior-service credit	(8)	(11)
Unrecognized loss	25	9

Net amount recognized	$(97)	$(99)

        Other information related to the Company's other post-retirement benefit plans are as follows:

	2011	2010	2009

Net periodic benefit cost recognized (millions)	$6	$4	$4
Weighted-average discount rate used to determine future benefit obligations	4.33 – 5.00%	4.92 – 6.00%	5.90 – 6.19%
Weighted-average discount rate used to determine net periodic benefit costs	4.92 – 6.00%	5.90 – 6.19%	6.22 – 7.50%

        Amounts recognized in Accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost at December 31, 2011 are $25 million and $8 million of net loss and prior service credit, respectively. The amount in accumulated other comprehensive income expected to be recognized as a component of net periodic benefit cost during 2012 is $2 million and $3 million of net loss and prior service credit, respectively.

        Based on current assumptions, Aon expects:

  •
  To contribute $7 million to fund material other post-retirement benefit plans during 2012.

  •
  Estimated future benefit payments will be approximately $9 million each year for 2012 through 2016, and $49 million in aggregate for 2017-2021.

        The accumulated post-retirement benefit obligation is increased by $5 million and decreased by $4 million by a respective 1% increase or decrease to the assumed health care trend rate. The service cost and interest cost components of net periodic benefits cost is increased by $1 million and decreased by $1 million by a respective 1% increase or decrease to the assumed healthcare trend rate.

        For most of the participants in the U.S. plan, Aon's liability for future plan cost increases for pre-65 and Medical Supplement plan coverage is limited to 5% per annum. Because of this cap, net employer trend rates for these plans are effectively limited to 5% per year in the future. During 2007, Aon recognized a plan amendment that phases out post-65 retiree coverage in its U.S. plan over the next three years. The impact of this amendment on net periodic benefit cost is being recognized over the average remaining service life of the employees.

13.  Stock Compensation Plans

        The following table summarizes share-based compensation expense recognized in continuing operations in Compensation and benefits in the Consolidated Statements of Income (in millions):

Years ended December 31	2011	2010	2009

Restricted Stock Units ("RSUs")	$142	$138	$124
Performance Share Awards ("PSAs")	78	62	60
Stock options	9	17	21
Employee stock purchase plans	6	4	4

Total stock-based compensation expense	235	221	209
Tax benefit	77	75	68

Stock-based compensation expense, net of tax	$158	$146	$141

        During 2009, the Company converted its stock administration system to a new service provider. In connection with this conversion, a reconciliation of the methodologies and estimates used was performed, which resulted in a $12 million reduction of expense for the year ended December 31, 2009.

Restricted Stock Units

        RSUs generally vest between three and five years, but may vest up to ten years from the date of grant. The fair value of RSUs is based upon the market value of the Aon common stock at the date of grant. With certain limited exceptions, any break in continuous employment will cause the forfeiture of all unvested awards. Compensation expense associated with RSUs is recognized over the service period. Dividend equivalents are paid on certain RSUs, based on the initial grant amount.

        A summary of the status of Aon's RSUs is as follows (shares in thousands):

	2011		2010		2009
Years ended December 31	Shares	Fair Value (1)	Shares	Fair Value (1)	Shares	Fair Value (1)

Non-vested at beginning of year	10,674	$38	12,850	$36	14,060	$35
Granted	3,506	51	3,817	40	3,786	38
Vested	(3,773)	39	(5,278)	35	(4,330)	33
Forfeited	(491)	39	(715)	35	(666)	37

Non-vested at end of year	9,916	42	10,674	38	12,850	36

(1)
Represents per share weighted average fair value of award at date of grant.

        The fair value of awards that vested during 2011, 2010 and 2009 was $217 million, $235 million and $223 million, respectively.

Performance Share Awards

        The vesting of PSAs is contingent upon meeting various individual, divisional or company-wide performance conditions, including revenue generation or growth in revenue, pretax income or earnings per share over a one- to five-year period. The performance conditions are not considered in the determination of the grant date fair value for these awards. The fair value of PSAs is based upon the market price of the Aon common stock at the date of grant. Compensation expense is recognized over the performance period, and in certain cases an additional vesting period, based on management's estimate of the number of units expected to vest. Compensation expense is adjusted to reflect the actual number of shares issued at the end of the programs. The actual issuance of shares may range from 0-200% of the target number of PSAs granted, based on the plan. Dividend equivalents are not paid on PSAs.

        Information regarding PSAs granted during the years ended December 31, 2011, 2010 and 2009 follows (shares in thousands, dollars in millions, except fair value):

	2011	2010	2009

Target PSUs granted	1,715	1,390	3,754
Fair Value (1)	$50	$39	$38
Number of shares that would be issued based on current performance levels	1,772	1,397	2,300
Unamortized expense, based on current performance levels	$60	$18	$4

(1)
Represents per share weighted average fair value of award at date of grant.

        During 2011, the Company issued approximately 1.2 million shares in connection with the 2008 Leadership Performance Plan ("LPP") cycle and 0.3 million shares related to a 2006 performance plan. During 2010, the Company issued approximately 1.6 million shares in connection with the completion of the 2007 LPP cycle and 84,000 shares related to other performance plans.

Stock Options

        Options to purchase common stock are granted to certain employees at fair value on the date of grant. Commencing in 2010, the Company ceased granting new stock options with the exception of historical contractual commitments. Generally, employees are required to complete two continuous years of service before the options begin to vest in increments until the completion of a 4-year period of continuous employment, although a number of options were granted that require five continuous years of service before the options are fully vested. Options issued under the LPP program vest ratable over 3 years with a six year term. The maximum contractual term on stock options is generally ten years from the date of grant.

        Aon uses a lattice-binomial option-pricing model to value stock options. Lattice-based option valuation models use a range of assumptions over the expected term of the options. Expected volatilities are based on the average of the historical volatility of Aon's stock price and the implied volatility of traded options and Aon's stock. The valuation model stratifies employees between those receiving LPP options, Special Stock Plan ("SSP") options, and all other option grants. The Company believes that this stratification better represents prospective stock option exercise patterns. The expected dividend yield assumption is based on the Company's historical and expected future dividend rate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of employee stock options represents the weighted-average period stock options are expected to remain outstanding and is a derived output of the lattice-binomial model.

        The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

Years ended December 31	2011	2010	2009

	All Other Options	All Other Options	LPP Options	SSP Options	All Other Options

Weighted average volatility	26.1%	28.5%	35.5%	34.1%	32.0%
Expected dividend yield	1.3%	1.6%	1.3%	1.5%	1.5%
Risk-free rate	2.2%	3.0%	1.5%	2.0%	2.6%

Weighted average expected life, in years	5.5	6.1	4.4	5.6	6.5
Weighted average estimated fair value per share	$10.92	$10.37	$12.19	$11.82	$12.34

        In connection with the LPP Plan, the Company granted the following number of stock options at the noted exercise price: 2011 — none, 2010 — none, and 2009 — 1 million shares at $39 per share. In connection with its incentive compensation plans, the Company granted the following number of stock options at the noted exercise price: 2011 — 80,000 shares at $53 per share, 2010 — 143,000 shares at $38 per share, and 2009 — 550,000 shares at $37 per share. In 2010, the Company acquired Hewitt Associates and immediately vested all outstanding options issued under Hewitt's Global Stock and Incentive Compensation Plan.

        Each outstanding vested Hewitt stock option was converted into a fully vested and exercisable option to purchase Aon Common Stock with the same terms and conditions as the Hewitt stock option. On the acquisition date, 4.5 million options to purchase Aon Common Stock were issued to former holders of Hewitt stock options and 1.2 million of these options remain outstanding and exercisable at December 31, 2011.

        A summary of the status of Aon's stock options and related information is as follows (shares in thousands):

Years ended December 31	2011		2010		2009

	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share

Beginning outstanding	13,919	$32	15,937	$33	19,666	$31
Options issued in connection with the Hewitt acquisition	—	—	4,545	22	—	—
Granted	80	53	143	38	1,551	38
Exercised	(4,546)	32	(6,197)	27	(4,475)	27
Forfeited and expired	(337)	36	(509)	35	(805)	38

Outstanding at end of year	9,116	32	13,919	32	15,937	33

Exercisable at end of year	7,833	30	11,293	30	9,884	31

Shares available for grant	24,508		22,777		8,257

        A summary of options outstanding and exercisable as of December 31, 2011 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price Per Share

$14.71 – 22.86	2,718	2.66	$20.95	2,718	2.66	$20.95
22.87 – 25.51	663	3.40	25.37	663	3.40	25.37
25.52 – 32.53	1,069	2.95	27.53	1,069	2.95	27.53
32.54 – 36.88	1,277	2.96	36.05	1,037	2.41	35.96
36.89 – 43.44	2,309	3.04	39.72	1,757	2.35	39.92
43.45 – 52.93	1,080	4.49	46.24	589	4.09	45.52

	9,116			7,833

        The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company's closing stock price of $46.80 as of December 31, 2011, which would have been received by the option holders had those option holders exercised their options as of that date. At December 31, 2011, the aggregate intrinsic value of options outstanding was $136 million, of which $129 million was exercisable.

        Other information related to the Company's stock options is as follows (in millions):

	2011	2010	2009

Aggregate intrinsic value of stock options exercised	$80	$87	$62
Cash received from the exercise of stock options	153	162	121
Tax benefit realized from the exercise of stock options	14	4	15

        Unamortized deferred compensation expense, which includes both options and awards, amounted to $263 million as of December 31, 2011, with a remaining weighted-average amortization period of approximately 2.0 years.

Employee Stock Purchase Plan

United States

        Aon has an employee stock purchase plan that provides for the purchase of a maximum of 7.5 million shares of Aon's common stock by eligible U.S. employees. Prior to 2011, shares of Aon's common stock were purchased at 3-month intervals at 85% of the lower of the fair market value of the common stock on the first or the last day of each 3-month period. Beginning in 2011, shares of Aon's common stock were purchased at 6-month intervals at 85% of the lower of the fair market value of the common stock on the first or last day of each 6-month period. In 2011, 2010, and 2009, 468,000 shares, 357,000 shares and 323,000 shares, respectively, were issued to employees under the plan. Compensation expense recognized was $5 million in 2011, and $3 million each in 2010 and 2009.

United Kingdom

        Aon also has an employee stock purchase plan for eligible U.K. employees that provides for the purchase of shares after a 3-year period and that is similar to the U.S. plan previously described. Three-year periods began in 2008 and 2006, allowing for the purchase of a maximum of 200,000 and 525,000 shares, respectively. In 2011, 2010 and 2009, 63,000 shares, 5,000 shares, and 201,000 shares, respectively, were issued under the plan. In 2011, 2010 and 2009, $1 million, $1 million, and $1 million, respectively, of compensation expense was recognized.

14.  Derivatives and Hedging

        Aon is exposed to certain market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, Aon enters into various derivative instruments that reduce these market risks by creating offsetting exposures. Aon does not enter into derivative instruments for trading or speculative purposes.

        Derivative transactions are governed by a uniform set of policies and procedures covering areas such as authorization, counterparty exposure and hedging practices. Positions are monitored using techniques such as market value and sensitivity analyses.

        Certain derivatives also give rise to credit risks from the possible non-performance by counterparties. The credit risk is generally limited to the fair value of those contracts that are favorable to Aon. Aon has limited its credit risk by using International Swaps and Derivatives Association ("ISDA") master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments. Aon monitors the credit-worthiness of, and exposure to, its counterparties. As of December 31, 2011, all net derivative positions were free of credit risk contingent features. In addition, Aon has not received nor pledged collateral to counterparties for derivatives subject to collateral support arrangements as of December 31, 2011.

Foreign Exchange Risk Management

        Aon and its subsidiaries are exposed to foreign exchange risk when they receive revenues, pay expenses, or enter into intercompany loans denominated in a currency that differs from their functional currency. Aon uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years; however, in limited instances, the Company has hedged certain exposures up to five years in the future. As of December 31, 2011, $43 million of pretax losses have been deferred in OCI related to foreign currency hedges, of which a $30 million loss is expected to be reclassified to earnings in 2012. These hedging relationships had no material ineffectiveness in 2011, 2010, or 2009.

        Aon also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to two years in the future. As of December 31, 2011, $109 million of gains have been deferred in OCI related to the existing hedge of a net investment in a foreign operation. This hedge had no material ineffectiveness in 2011, 2010, or 2009.

        Aon also uses foreign exchange derivatives, typically forward contracts and options, to manage the currency exposure of Aon's global liquidity profile for one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other general expenses in the Consolidated Statements of Income.

Interest Rate Risk Management

        Aon holds variable-rate short-term brokerage and other operating deposits. Aon uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future. As of December 31, 2011, $1 million of pretax gains have been deferred in OCI related to these hedging relationships, all of which is expected to be reclassified to earnings in 2012. These hedges had no material ineffectiveness in 2011, 2010, or 2009.

        In August 2010, Aon entered into forward starting swaps with a total notional of $500 million to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest expense cash flows related to the anticipated issuance of fixed rate debt in September 2010. Aon designated the forward starting swaps as a cash flow hedge of this exposure and terminated the positions when the debt was issued. As of December 31, 2011, $12 million of pretax losses have been deferred in OCI related to these hedges, of which $1 million is expected to be reclassified to earnings during the next twelve months. These hedges had no material ineffectiveness in 2011 and 2010.

        In 2009, a subsidiary of Aon issued €500 million ($655 million at December 31, 2011 exchange rates) of fixed rate debt due on July 1, 2014. Aon is exposed to changes in the fair value of the debt due to interest rate fluctuations. Aon entered into interest rate swaps, which were designated as part of a fair value hedging relationship to reduce its exposure to the effects of interest rate fluctuations on the fair value of the debt. This hedge did not have any material ineffectiveness in 2011, 2010, and 2009.

        The notional and fair values of derivative instruments are as follows (in millions):

			Derivative Assets (1)		Derivative Liabilities (2)
	Notional Amount		Fair Value		Fair Value
As of December 31	2011	2010	2011	2010	2011	2010

Derivatives accounted for as hedges:
Interest rate contracts	$702	$826	$16	$15	$—	$—
Foreign exchange contracts	1,297	1,544	140	157	188	157

Total	1,999	2,370	156	172	188	157
Derivatives not accounted for as hedges:
Foreign exchange contracts	246	238	1	2	1	1

Total	$2,245	$2,608	$157	$174	$189	$158

(1)
Included within other assets in the Consolidated Statements of Financial Position.

(2)
Included within other liabilities in the Consolidated Statements of Financial Position.

        The amounts of derivative gains (losses) recognized in the Consolidated Financial Statements are as follows (in millions):

	December 31,
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:	2011	2010

Cash flow hedges:
Interest rate contracts	$(1)	$(10)
Foreign exchange contracts	(54)	(145)

Total	(55)	(155)

Foreign net investment hedges:
Foreign exchange contracts	$(2)	$111

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):

Cash flow hedges:
Interest rate contracts (1)	$—	$16
Foreign exchange contracts (2)	(36)	(134)

Total	(36)	(118)

Foreign net investment hedges:
Foreign exchange contracts	$—	$—

        The amount of gain (loss) recognized in the Consolidated Financial Statements is as follows (in millions):

	Twelve months ended December 31,
	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Related Hedged Item
	2011	2010	2011	2010

Fair value hedges:
Foreign exchange contracts	$2	$6	$(2)	$(6)

        The amount of gain (loss) recognized in income on the ineffective portion of derivatives for 2011, 2010 and 2009 was negligible.

        Aon recorded a loss of $9 million and a gain of $10 million in Other general expenses for foreign exchange derivatives not designated or qualifying as hedges for 2011 and 2010, respectively.

15.  Fair Value Measurements and Financial Instruments

        Accounting standards establish a three tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

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

        Cash, cash equivalents, and highly liquid debt instruments consist of cash and institutional short-term investment funds. The Company independently reviews the short-term investment funds to obtain reasonable assurance the fund net asset value is $1 per share.

        Equity investments consist of domestic and international equity securities and exchange traded equity derivatives valued using the closing stock price on a national securities exchange. Over the counter equity derivatives are valued using observable inputs such as underlying prices of the equity security and volatility. The Company independently reviews the listing of Level 1 equity securities in the portfolio and agrees the closing stock prices to a national securities exchange, and on a sample basis, independently verifies the observable inputs for Level 2 equity derivatives and securities.

        Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using discounted cash flow models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed Income Derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains a detailed understanding of the models, inputs, and assumptions used in developing prices provided by its vendors. This understanding includes extensive discussions with valuation resources at the vendor. During these discussions, the Company uses a fair value measurement questionnaire, which is part of the Company's internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the pricing vendor and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company's guidelines, it is then reviewed by a member of management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have not historically been material to the fair value estimates used in the Consolidated Financial Statements.

        Pooled funds consist of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles. Pooled investment funds fair value is estimated based on the proportionate share ownership in the underlying net assets of the investment, which is based on the fair value of the underlying securities that trade on a national securities exchange. Where possible, the Company independently reviews the listing securities in the portfolio and agrees the closing stock prices to a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the fund and holds extensive discussions regarding fund performance with pooled fund managers. The Company obtains audited fund manager financial statements, when available. If the pooled fund is designed to replicate a publicly traded index, the Company compares the performance of the fund to the index to assess the reasonableness of the fair value measurement.

        Alternative investments consist of limited partnerships, private equity and hedge funds. Alternative investment fair value is generally estimated based on the proportionate share ownership in the underlying net assets of the investment as determined by the general partner or investment manager. The valuations are based on various factors depending on investment strategy, proprietary models, and specific financial data or projections. The Company obtains audited fund manager financial statements, when available. The Company obtains a detailed understanding of the models, inputs, and assumptions used in developing prices provided by the investment managers (or appropriate party). During these discussions with the investment manager, the Company uses a fair value measurement questionnaire, which is part of the Company's internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the investment manager and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company's guidelines, it is then reviewed by a member of management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have not historically been material to the fair value estimates used in the Consolidated Financial Statements.

        Derivatives are carried at fair value, based upon industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing inputs, such as interest rates, currency exchange rates, or implied volatilities.

        Annuity contracts consist of insurance group annuity contracts purchased to match the pension benefit payment stream owed to certain selected plan participant demographics within a few major UK defined benefit plans. Annuity contracts are valued using a discounted cash flow model utilizing assumptions such as discount rate, mortality, and inflation. The Company independently verifies the observable inputs.

        Real estate and REITS consist of publicly traded REITS and direct real estate investments. Level 1 REITS are valued using the closing stock price on a national securities exchange. The Level 3 values are based on the proportionate share of ownership in the underlying net asset value as determined by the investment manager. The Company independently reviews the listing of Level 1 REIT securities in the portfolio and agrees the closing stock prices to a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the Level 3 real estate funds and discusses performance with fund managers. The Company obtains audited fund manager financial statements, when available. See the description of "Alternative Investments" for further detail on valuation procedures surrounding Level 3 REITS.

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

        The following table presents the categorization of the Company's assets and liabilities that are measured at fair value on a recurring basis at December 31, 2011 and 2010 (in millions):

		Fair Value Measurements Using
	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Money market funds and highly liquid debt securities (1)	$2,428	$2,403	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	16	—	16	—
Foreign exchange contracts	141	—	141	—
Liabilities:
Derivatives
Foreign exchange contracts	189	—	189	—

(1)
Includes $2,403 million of money market funds and $25 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 7 "Investments" for additional information regarding the Company's investments.

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

(1)
Includes $2,591 million of money market funds and $27 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Consolidated Statements of Financial Position, depending on their nature and initial maturity. See Note 7 "Investments" for additional information regarding the Company's investments.

        The following table presents the changes in the Level 3 fair-value category in 2011 and 2010 (in millions):

	Fair Value Measurements Using Level 3 Inputs
	Other Investments	Guarantees

Balance at January 1, 2010	100	(4)
Total gains (losses):
Included in earnings	—	4
Included in other comprehensive income	—	—
Purchases and sales	(1)	—
Transfers (1)	(87	—

Balance at December 31, 2010	$12	$—

Total gains (losses):
Included in earnings	—	—
Included in other comprehensive income	—	—
Purchases	—	—
Sales	—	—
Transfers (1)	—	—

Balance at December 31, 2011	$12	$—

(1)
Transfers represent the removal of the investment in PEPS I preferred stock as a result of consolidating PEPS I on January 1, 2010.

        The majority of the Company's financial instruments is either carried at fair value or has a carrying amount that approximates fair value.

        The following table discloses the Company's financial instruments where the carrying amounts and fair values differ (in millions):

As of December 31	2011		2010

	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$4,155	$4,494	$4,014	$4,172

16.  Commitments and Contingencies

Legal

        Aon and its subsidiaries are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business, which frequently include errors and omissions ("E&O") claims. The damages claimed in these matters are or may be substantial, including, in many instances, claims for punitive, treble or extraordinary damages. Aon has historically purchased E&O insurance and other insurance to provide protection against certain losses that arise in such matters. Aon has exhausted or materially depleted its coverage under some of the policies that protect the Company and, consequently, is self-insured or materially self-insured for some historical claims. Accruals for these exposures, and related insurance receivables, when applicable, have been recognized to the extent that losses are deemed probable and are reasonably estimable. These amounts are adjusted from time to time as developments warrant. Amounts related to settlement provisions are recorded in Other general expenses in the Consolidated Statements of Income.

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

        Following inquiries from regulators, the Company commenced an internal review of its compliance with certain U.S. and non-U.S. anti-corruption laws, including the U.S. Foreign Corrupt Practices Act ("FCPA"). In January 2009, Aon Limited, Aon's principal U.K. brokerage subsidiary, entered into a settlement agreement with the Financial Services Authority ("FSA") to pay a £5.25 million fine arising from its failure to exercise reasonable care to establish and maintain effective systems and controls to counter the risks of bribery arising from the use of overseas firms and individuals who helped it win business. On December 20, 2011, Aon entered into settlement agreements with the U.S. Department of Justice ("DOJ") and the U.S. Securities and Exchange Commission ("SEC"). Both settlements arose from and related to the making of improper payments, directly and through third parties, to government officials, the failure to maintain accurate books and records and the failure to maintain sufficient internal controls to prevent violations of the FCPA. The DOJ settlement involved a Non-Prosecution Agreement and also consisted of a monetary penalty in the amount of $1.8 million. The SEC settlement required Aon to pay a total of $14.5 million in disgorgement and prejudgment interest. Under the Non-Prosecution Agreement, Aon must bring to the DOJ's attention all criminal conduct by, or criminal investigations of, Aon or any of its senior managerial employees that comes to the attention of Aon or its senior management, as well as any administrative proceeding or civil action brought by any U.S. or foreign governmental authority that alleges fraud or corruption by or against Aon.

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

        Another retail insurance brokerage subsidiary of Aon has been sued in Tennessee state court by a client, Opry Mills Mall Limited Partnership ("Opry Mills"), that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client's property insurance coverage. The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of this lawsuit, and any losses or other payments that may result, cannot be reasonably predicted at this time.

        A pensions consulting and administration subsidiary of Hewitt before its acquisition by Aon provided investment consulting advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries (together, "Philips"). In December 2011, the Aon subsidiary received notice of a potential claim alleging negligence and breach of duty. The notice asserts Philips' right to claim damages related to Philips' purchase of certain investment structures pursuant to the supply of the advisory services, which is said to have caused Philips to incur substantial losses. No lawsuit has yet been filed. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. The outcome of this circumstance, and the amount of any losses or other payments that may result, cannot be reasonably predicted at this time.

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

Guarantees and Indemnifications

        Aon provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable that are deemed to be probable and reasonably estimable are recognized in Aon's Consolidated Financial Statements.

        Aon has total letters of credit ("LOCs") outstanding for approximately $75 million and $71 million at December 31, 2011 and 2010, respectively. These letters of credit cover the beneficiaries related to Aon's Canadian pension plan, secure deductible retentions on Aon's own workers compensation program, an Aon Hewitt sublease agreement for office space, and one of the U.S. pension plans. Aon also has issued LOCs to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries.

        Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. The maximum exposure with respect to such contractual contingent guarantees was approximately $48 million at December 31, 2011.

        Aon has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $64 million at December 31, 2011. During 2011, the Company funded $15 million of these commitments.

        Aon expects that as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

17.  Related Party Transactions

        During 2011, the Company, in the ordinary course of business, provided retail brokerage, consulting and financial advisory services to, and received wholesale brokerage services from, an entity that is controlled by one of the Company's stockholders. These transactions were negotiated at an arms-length basis and contain customary terms and conditions. During 2011, commissions and fee revenue from these transactions was approximately $9 million.

18.  Segment Information

        The Company has two reportable operating segments: Risk Solutions and HR Solutions. Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Consolidated Financial Statements.

        Reportable operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon's chief operating decision maker ("CODM") uses financial information for the purposes of allocating resources and assessing performance. The CODM assesses performance based on operating segment operating income and generally accounts for intersegment revenue as if the revenue were from third parties and at what management believes are current market prices. The Company does not present net assets by segment as this information is not reviewed by the CODM.

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

        Aon's total revenue is as follows (in millions):

Years ended December 31	2011	2010	2009

Risk Solutions	$6,817	$6,423	$6,305
HR Solutions	4,501	2,111	1,267
Intersegment elimination	(31)	(22)	(26)

Total operating segments	11,287	8,512	7,546
Unallocated	—	—	49

Total revenue	$11,287	$8,512	$7,595

        Commissions, fees and other revenues by product are as follows (in millions):

Years ended December 31	2011	2010	2009

Retail brokerage	$5,303	$4,925	$4,747
Reinsurance brokerage	1,463	1,444	1,485

Total Risk Solutions Segment	6,766	6,369	6,232
Consulting services	2,251	1,387	1,075
Outsourcing	2,272	731	191
Intrasegment	(23)	(8)	—

Total HR Solutions Segment	4,500	2,110	1,266
Intersegment	(31)	(22)	(26)
Unallocated	—	—	49

Total commissions, fees and other revenues	$11,235	$8,457	$7,521

        Fiduciary investment income by segment is as follows (in millions):

Years ended December 31	2011	2010	2009

Risk Solutions	$51	$54	$73
HR Solutions	1	1	1

Total fiduciary investment income	$52	$55	$74

        A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

Years ended December 31	2011	2010	2009

Risk Solutions	$1,314	$1,194	$900
HR Solutions	448	234	203

Segment income from continuing operations before income taxes	1,762	1,428	1,103
Unallocated revenue	—	—	49
Unallocated expenses	(156)	(202)	(131)
Interest income	18	15	16
Interest expense	(245)	(182)	(122)
Other income	5	—	34

Income from continuing operations before income taxes	$1,384	$1,059	$949

        Unallocated revenue consists primarily of revenue from the Company's ownership in investments.

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

        Revenues are generally attributed to geographic areas based on the location of the resources producing the revenues. Intercompany revenues and expenses are eliminated in consolidated results.

        Consolidated revenue by geographic area is as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

2011	$11,287	$5,134	$1,176	$1,519	$2,377	$1,081
2010	8,512	3,400	978	1,322	2,035	777
2009	7,595	2,789	905	1,289	1,965	647

        Consolidated non-current assets by geographic area are as follows (in millions):

Years ended December 31	Total	United States	Americas other than U.S.	United Kingdom	Europe, Middle East, & Africa	Asia Pacific

2011	$13,789	$8,617	$574	$1,589	$2,448	$561
2010	14,158	9,135	503	1,532	2,426	562

        Effective January 1, 2012, the Company moved the global Aon Hewitt Health and Benefits consulting business from the HR Solutions segment to the Risk Solutions segment. The move will allow the business to benefit from a broader global distribution channel and to promote the Company's deep health and benefits capabilities in data and analytics with clients and insurance carriers. In addition to the disclosures required for the reportable segments as they existed at December 31, 2011, the Company has included the following disclosures reflecting the move of this business from HR Solutions to Risk Solutions below for all periods presented. Segment disclosures by geographic area are not impacted by this move.

        Aon's total revenue reflecting the move of the Health and Benefits consulting business from the HR Solutions segment to the Risk Solutions segment for all periods presented is as follows (in millions):

Years ended December 31	2011	2010	2009

Risk Solutions	$7,537	$6,989	$6,835
HR Solutions	3,781	1,545	737
Intersegment elimination	(31)	(22)	(26)

Total operating segments	11,287	8,512	7,546
Unallocated	—	—	49

Total revenue	$11,287	$8,512	$7,595

        Aon's total commissions, fees and other revenues by product reflecting the move of the Health and Benefits consulting business from the HR Solutions segment to the Risk Solutions segment for all periods presented is as follows (in millions):

Years ended December 31	2011	2010	2009

Retail brokerage	$6,022	$5,491	$5,277
Reinsurance brokerage	1,463	1,444	1,485

Total Risk Solutions Segment	7,485	6,935	6,762
Consulting services	1,532	821	545
Outsourcing	2,272	731	191
Intrasegment	(23)	(8)	—

Total HR Solutions Segment	3,781	1,544	736
Intersegment	(31)	(22)	(26)
Unallocated	—	—	49

Total commissions, fees and other revenue	$11,235	$8,457	$7,521

        Aon's fiduciary investment income by segment reflecting the move of the Health and Benefits consulting business from the HR Solutions segment to the Risk Solutions segment for all periods presented is as follows (in millions):

Years ended December 31	2011	2010	2009

Risk Solutions	$52	$54	$73
HR Solutions	—	1	1

Total fiduciary investment income	$52	$55	$74

        A reconciliation of segment operating income before tax to income from continuing operations before income taxes reflecting the move of the Health and Benefits consulting business from the HR Solutions segment to the Risk Solutions segment for all periods presented is as follows (in millions):

Years ended December 31	2011	2010	2009

Risk Solutions	$1,414	$1,307	$1,003
HR Solutions	348	121	100

Segment income from continuing operations before income taxes	1,762	1,428	1,103
Unallocated revenue	—	—	49
Unallocated expenses	(156)	(202)	(131)
Interest income	18	15	16
Interest expense	(245)	(182)	(122)
Other income	5	—	34

Income from continuing operations before income taxes	$1,384	$1,059	$949

19.  Quarterly Financial Data (Unaudited)

        Selected quarterly financial data for the years ended December 31, 2011and 2010 as follows (in millions, except per share data):

	1Q	2Q	3Q	4Q	2011

INCOME STATEMENT DATA
Commissions, fees and other revenue	$2,748	$2,799	$2,708	$2,980	$11,235
Fiduciary investment income	11	12	15	14	52

Total revenue	$2,759	$2,811	$2,723	$2,994	$11,287

Operating income	$396	$434	$341	$435	$1,606

Income from continuing operations	$253	$265	$208	$280	$1,006
Loss from discontinued operations	2	2	—	—	4

Net income	255	267	208	280	1,010
Less: Net income attributable to noncontrolling interests	9	9	10	3	31

Net income attributable to Aon stockholders	$246	$258	$198	$277	$979

PER SHARE DATA
Basic:
Income from continuing operations	$0.72	$0.76	$0.59	$0.84	$2.91
Loss from discontinued operations	—	—	—	$0.01	$0.01

Net income	$0.72	$0.76	$0.59	$0.85	$2.92

Diluted:
Income from continuing operations	$0.71	$0.75	$0.59	$0.82	$2.86
Loss from discontinued operations	—	—	—	$0.01	0.01

Net income	$0.71	$0.75	$0.59	$0.83	$2.87

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Price range:
High	$53.17	$54.58	$52.17	$51.11	$54.58
Low	$43.31	$48.66	$39.68	$39.90	$39.68
Shares outstanding	330.5	326.7	323.3	324.4	324.4
Average monthly trading volume	—	—	—	—	—

	1Q	2Q	3Q	4Q	2010

INCOME STATEMENT DATA
Commissions, fees and other revenue	$1,891	$1,883	$1,786	$2,897	$8,457
Fiduciary investment income	13	15	15	12	55

Total revenue	$1,904	$1,898	$1,801	$2,909	$8,512

Operating income	$273	$268	$263	$422	$1,226

Income from continuing operations	$186	$184	$147	$242	$759
Loss from discontinued operations	—	(26)	—	(1)	(27)

Net income	186	158	147	241	732
Less: Net income attributable to noncontrolling interests	8	5	3	10	26

Net income attributable to Aon stockholders	$178	$153	$144	$231	$706

PER SHARE DATA
Basic:
Income from continuing operations	$0.65	$0.64	$0.52	$0.68	$2.50
Loss from discontinued operations	—	(0.09)	—	—	(0.09)

Net income	$0.65	$0.55	$0.52	$0.68	$2.41

Diluted:
Income from continuing operations	$0.63	$0.63	$0.51	$0.67	$2.46
Loss from discontinued operations	—	(0.09)	—	—	(0.09)

Net income	$0.63	$0.54	$0.51	$0.67	$2.37

COMMON STOCK DATA
Dividends paid per share	$0.15	$0.15	$0.15	$0.15	$0.60
Price range:
High	$43.16	$44.34	$40.08	$46.24	$46.24
Low	$37.33	$37.06	$35.10	$38.72	$35.10
Shares outstanding	269.4	269.7	270.9	332.3	332.3
Average monthly trading volume	37.2	38.7	80.3	54.4	52.7

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this annual report of December 31, 2011 Based on this evaluation, our chief executive officer and chief financial officer concluded as of December 31, 2011that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

        Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on this assessment, management has concluded our internal control over financial reporting is effective as of December 31, 2011

        The effectiveness of our internal control over financial reporting as of December 31, 2011has been audited by Ernst & Young LLP, the Company's independent registered public accounting firm, as stated in their report titled "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

        During the third quarter 2011, the Company upgraded its financials systems relating to the Order-To-Cash PeopleSoft platform used by the HR Solutions North American operations. In connection with this upgrade, the Company has implemented additional compensating controls to mitigate internal control risks and performed testing to ensure data integrity. Other than this change, no changes in Aon's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during 2011 that have materially affected, or are reasonably likely to materially affect, Aon's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders
Aon Corporation

        We have audited Aon Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aon Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Aon Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial position of Aon Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 24, 2012 expressed an unqualified opinion thereon.

Chicago, Illinois
February 24, 2012

Item 9B.    Other Information.

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Information relating to Aon's Directors is set forth under the heading "Proposal 1 — Election of Directors" in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 18, 2012 (the "Proxy Statement") and is incorporated herein by reference from the Proxy Statement. Information relating to the executive officers of Aon is set forth in Part I of this Form 10-K and is incorporated by reference. Information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the discussion under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The remaining information called for by this item is incorporated herein by reference to the information under the heading "Corporate Governance" and the information under the heading "Board of Directors and Committees" in the Proxy Statement.

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

  Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, on Financial Statements
  Consolidated Statements of Financial Position — As of December 31, 2011 and 2010
  Consolidated Statements of Income — Years Ended December 31, 2011, 2010 and 2009
  Consolidated Statements of Stockholders' Equity — Years Ended December 31, 2011, 2010 and 2009
  Consolidated Statements of Cash Flows — Years Ended December 31, 2011, 2010 and 2009
  Notes to Consolidated Financial Statements

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
Articles of Incorporation and By-Laws.
3.1.*	Second Restated Certificate of Incorporation of Aon Corporation — incorporated by reference to Exhibit 3(a) to Aon's Annual Report on Form 10-K for the year ended December 31, 1991.
3.2.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.
3.3.*	Certificate of Amendment of Aon's Second Restated Certificate of Incorporation — incorporated by reference to Exhibit 3 to Aon's Current Report on Form 8-K filed on May 9, 2000.
3.4.*	Amended and Restated Bylaws of Aon Corporation — incorporated by reference to Exhibit 3.2 to Aon's Current Report on Form 8-K filed on May 25, 2011.
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
4.13.*
Amended and Restated Trust Deed dated January 12, 2011, between Aon Services Luxembourg & Co. S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.), Aon Corporation and BNY Corporate Trustee Services Limited — incorporated by reference to Exhibit 4.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
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
4.18.*
Indenture dated as of March 8, 2011, among Aon Finance N.S. 1, ULC, Aon Corporation and Computershare Trust Company of Canada. — incorporated by reference to Exhibit 4.1 to Aon's Current Report on Form 8-K filed on March 8, 2011.
4.19.*	Form of 3.125% Senior Note due 2016 — incorporated by reference to Exhibit 4.2 to Aon's Current Report on Form 8-K filed on May 27, 2011.

Material Contracts.
10.1.*	Stock Restriction Agreement dated as of July 16, 2001 among Aon, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M.W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 — incorporated by reference to Exhibit 99.3 (Exhibit III) of Schedule 13D (File Number 005-32053) filed on July 17, 2001.
10.2.*	Escrow Agreement dated as of July 16, 2001 among Aon, Patrick G. Ryan, Shirley W. Ryan, Patrick G. Ryan, Jr., Robert J.W. Ryan, the Corbett M. W. Ryan Living Trust dated July 13, 2001, the Patrick G. Ryan Living Trust dated July 10, 2001, the Shirley W. Ryan Living Trust dated July 10, 2001, the 2001 Ryan Annuity Trust dated April 20, 2001 and the Family GST Trust under the PGR 2000 Trust dated November 22, 2000 and American National Bank and Trust Company of Chicago, as Escrow Agent — incorporated by reference to Exhibit 99.4 (Exhibit IV) of Schedule 13D (File Number 005-32053) filed on July 17, 2001.
10.3.*	Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed March 7, 2005. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.4.*	Amendment No. 1 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.5.*	Amendment No. 2 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.6.*	Amendment No. 3 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)

10.7.*	Amendment No. 4 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.4 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.8.*	Amendment No. 5 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.9.*	Amendment No. 6 to Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Division of Insurance, Illinois Department of Financial and Professional Regulation and Aon Corporation and its subsidiaries and affiliates dated March 4, 2005 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on June 6, 2008. (Superseded and replaced on February 11, 2010 by the Amended and Restated Agreement listed as Exhibit 10.10 below.)
10.10.*	Amended and Restated Agreement among the Attorney General of the State of New York, the Superintendent of Insurance of the State of New York, the Attorney General of the State of Connecticut, the Illinois Attorney General, the Director of the Illinois Department of Insurance, and Aon Corporation and its subsidiaries and affiliates effective as of February 11, 2010 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 16, 2010. (Supersedes and replaces each of the agreements listed as Exhibits 10.3 through 10.9 above.).
10.12.*	Three-Year Term Credit Agreement, dated as of August 13, 2010, among Aon Corporation, Credit Suisse AG, as administrative agent, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc., as co-documentation agents, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc. as co-arrangers — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 16, 2010.

10.13.*	Senior Bridge Term Loan Credit Agreement, dated as of August 13, 2010, among Aon Corporation, Credit Suisse AG, as administrative agent, the lenders party thereto, Morgan Stanley Senior Funding, Inc., as syndication agent, Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc., as co-documentation agents, Credit Suisse Securities (USA) LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Bank of America, N.A., Deutsche Bank Securities Inc. and RBS Securities Inc. as co-arrangers — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 16, 2010.
10.14.*	$400,000,000 Three-Year Credit Agreement dated as of December 4, 2009 among Aon Corporation, Citibank, N.A. as Administrative Agent, JP Morgan Chase Bank, N.A., as Syndication Agent, and the lenders party thereto — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 19, 2009.
10.15.*	Amendment No. 1 to the Credit Agreement, dated as of December 4, 2009, among Aon, Citibank, N.A., as administrative agent, JP Morgan Chase Bank, N.A., as syndication agent, and the lenders party thereto, among Aon Corporation, Citibank, N.A., as administrative agent, and the lenders party thereto, dated as of August 13, 2010 — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 16, 2010.
10.16.*	Facility Agreement — Amendment Request Letter dated as of August 26, 2010, to €650 million Facility Agreement dated February 7, 2005 among Aon Corporation, Citibank International plc, as Agent, and the lenders and other parties listed therein, as agent — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on August 27, 2010. (The €650 million Facility Agreement dated February 7, 2005 among Aon, Citibank International plc, as Agent, and the lenders and other parties listed therein, as agent has since terminated and been replaced by Exhibit 10.17 below.)
10.17.*	€650,000,000 Facility Agreement dated October 15, 2010 between Aon Corporation, certain subsidiaries of Aon Corporation as original borrowers, Citigroup Global Markets Limited, ING Bank N.V. and Barclays Capital, collectively serving as Arranger, the financial institutions from time to time parties thereto as lenders, and Citibank International plc as Agent — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on October 18, 2010.
10.18*	Facility Agreement — Amendment Request Letter, dated as of July 18, 2011 between Aon Corporation and Citibank International plc as agent — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
10.19*	$450,000,000 Term Credit Agreement Dated as of June 15, 2011 among Aon Corporation, as borrower, the lenders party thereto, Bank of America, N.A., as administrative agent, Morgan Stanley Senior Funding, Inc. as syndication agent, Citigroup Global Markets, Inc., Credit Suisse AG, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, RBS Securities Inc. and Wells Fargo Bank, N.A., as co-documentation agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Citigroup Global Markets, Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs Bank USA, RBS Securities Inc. and Wells Fargo Securities, LLC as co-arrangers — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on June 15, 2011.

10.20.*#	Aon Corporation Outside Director Deferred Compensation Agreement by and among Aon and Registrant's directors who are not salaried employees of Aon or Registrant's affiliates — incorporated by reference to Exhibit 10(d) to Aon's Annual Report on Form 10-K for the year ended December 31, 1999.
10.21.*#	Aon Corporation Outside Director Deferred Compensation Plan — incorporated by reference to Exhibit 10.9 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.22.*#	Aon Corporation Outside Director Corporate Bequest Plan (as amended and restated effective January 1, 2010) — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.23.*#	Aon Corporation Non-Employee Directors' Deferred Stock Unit Plan — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.24.*#	Aon Corporation 1994 Amended and Restated Outside Director Stock Award Plan — incorporated by reference to Exhibit 10(b) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.25.*#	Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) and First Amendment to Aon Corporation Outside Director Stock Award and Retirement Plan (as amended and restated effective January 1, 2003) — incorporated by reference to Exhibit 10.12 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.26.*#	Second Amendment to the Aon Corporation Outside Directors Stock Award and Retirement Plan — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
10.27.*#	Senior Officer Incentive Compensation Plan, as amended and restated — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 24, 2006.
10.28.*#	Aon Stock Incentive Plan, as amended and restated — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 24, 2006.
10.29.*#	First Amendment to the Amended and Restated Aon Stock Incentive Plan — incorporated by reference to Exhibit 10(au) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.30.*#	Form of Stock Option Agreement — incorporated by reference to Exhibit 99.D(7) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.31.*#	Aon Stock Award Plan (as amended and restated through February 2000) — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
10.32.*#	First Amendment to the Aon Stock Award Plan (as amended and restated through 2000) — incorporated by reference to Exhibit 10(as) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.33.*#	Form of Restricted Stock Unit Agreement — incorporated by reference to Exhibit 10.20 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.34.*#	Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
10.35.*#	First Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(a) to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.36.*#	Second Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 99.D(3) to Aon's Schedule TO (File Number 005-32053) filed on August 15, 2007.
10.37.*#	Third Amendment to the Aon Stock Option Plan as amended and restated through 1997 — incorporated by reference to Exhibit 10(at) to Aon's Annual Report on Form 10-K for the year ended December 31, 2006.
10.38.*#	Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 4.6 on Aon's Registration Statement on Form S-8 (File Number 333-106584) filed on June 27, 2003.
10.39.*#	First Amendment to Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.26 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.40.*#	Seventh Amendment to the Aon Deferred Compensation Plan (as amended and restated effective as of November 1, 2002) — incorporated by reference to Exhibit 10.27 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.41.*#	Form of Severance Agreement, as amended on September 19, 2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.42.*#	Form of Indemnification Agreement for Directors and Officers of Aon Corporation — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.43.*#	Aon Corporation Executive Special Severance Plan — incorporated by reference to Exhibit 10(aa) to Aon's Annual Report on Form 10-K for the year ended December 31, 2004.
10.44.*#	Aon Corporation Excess Benefit Plan and the following amendments to the Aon Corporation Excess Benefit Plan: First Amendment, Second Amendment, Third Amendment, Fifth Amendment (repealing 4th Amendment), Sixth Amendment (amending Section 4.1), Sixth Amendment (amending Article VII), and the Eighth Amendment — incorporated by reference to Exhibit 10.30 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.45.*#	First Amendment to the Amended and Restated Aon Corporation Excess Benefit Plan — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.46.*#	Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2000 Award) — incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 15, 2007.
10.47.*#	Form of Amendment to Stock Option Award Agreement between Aon Corporation and Patrick G. Ryan (2002 Award) — incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed on August 15, 2007.
10.48.*#	Employment Agreement dated April 4, 2005 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.49.*#	Amended and Restated Employment Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 17, 2009.
10.50.*#	Amended and Restated Change in Control Agreement dated as of November 13, 2009 between Aon and Gregory C. Case — incorporated by reference to Exhibit 10.2 to Aon's Current Report on Form 8-K filed on November 17, 2009.

10.51.*#	Transition Agreement effective as of November 5, 2010, between Aon Corporation and Andrew M. Appel — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on November 9, 2010.
10.52.*#	Letter Agreement dated as of December 9, 2005 between Aon Corporation and Patrick G. Ryan — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed December 9, 2005.
10.53.*#	Employment Agreement dated as of October 3, 2007 between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2007.
10.54.*#	Transition Agreement dated as of November 18, 2009 between Aon Corporation and Ted T. Devine — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 24, 2009.
10.55.*#	Pledge Agreement dated November 23, 2009 between Aon Corporation and Ted T. Devine — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 24, 2009.
10.56.*#	Employment Agreement dated December 7, 2010, between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.
10.57.*#	Change in Control Agreement dated December 7, 2010 between Aon Corporation and Stephen P. McGill — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on December 13, 2010.
10.58.*#	Employment Agreement dated as of January 22, 2010 between Aon Corporation and Baljit Dail — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.59*#	Employment Agreement dated as of September 30, 2010 between Aon Corporation and Russell P. Fradin. — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.60*#	Change in Control Agreement entered into as of November 19, 2010 between Aon Corporation and Russell P. Fradin — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.61*#	Employment Agreement dated and effective as of February 25, 2008 between Aon Corporation and Michael J. O'Connor. — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.62.*#	Aon Corporation Leadership Performance Program for 2006-2008 — incorporated by reference to Exhibit 10.1 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.63.*#	Aon Corporation Leadership Performance Program for 2007-2009 — incorporated by reference to Exhibit 10.2 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.64.*#	Aon Corporation Leadership Performance Program for 2008-2010 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.65.*#	Aon Corporation Leadership Performance Program for 2010-2012 — incorporated by reference to Exhibit 10.3 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.66*#	Aon Corporation Leadership Performance Program for 2011-2013 — incorporated by reference to Exhibit 1045 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.67*#	Aon Hewitt Performance Program for 2011-2013 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

10.68*#	Senior Executive Incentive Compensation Plan — incorporated by reference to Exhibit 10.6 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
10.69.*#	Aon Corporation 2008 Executive Committee Incentive Plan (Amended and Restated Effective January 1, 2010) — incorporated by reference to Exhibit 10.6 4 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.70.*#	2002 Restatement of Aon Pension Plan and the following amendments to the 2002 Restatement of Aon Pension Plan: First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment, Sixth Amendment, Seventh Amendment, Eighth Amendment, Ninth Amendment (amending Section 9.02), Ninth Amendment (amending multiple Sections), and the Tenth Amendment — incorporated by reference to Exhibit 10.31 to Aon's Annual Report on Form 10-K for the year ended December 31, 2007.
10.71.*#	Eleventh Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.63 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.72.*#	Twelfth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.3 to Aon's Current Report on Form 8-K filed on February 5, 2009.
10.73.*#	Thirteenth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.65 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.74.*#	Fourteenth Amendment to Aon Pension Plan — incorporated by reference to Exhibit 10.66 to Aon's Annual Report on Form 10-K for the year ended December 31, 2009.
10.75.*#	Aon Corporation Leadership Performance Program for 2009-2011 — incorporated by reference to Exhibit 10.5 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.76.*#	Aon Benfield Performance Plan — incorporated by reference to Exhibit 10.7 to Aon's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.77.*#	Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc. — incorporated by reference to Exhibit 10.5 to Hewitt's Quarterly Report on Form 10-Q for the quarter ended December 31, 2007 (Commission File No. 001-31351).
10.78*#	Aon Corporation 2011 Incentive Plan — incorporated by reference to Exhibit 10.1 to Aon's Current Report on Form 8-K filed on May 25, 2011.
Statement re: Computation of Ratios.
12.1.	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
Subsidiaries of the Registrant.
21	List of Subsidiaries of Aon.
Consents of Experts and Counsel.
23	Consent of Ernst & Young LLP.
Rule 13a-14(a)/15d-14(a) Certifications.
31.1.	Rule 13a-14(a) Certification of Chief Executive Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.2.	Rule 13a-14(a) Certification of Chief Financial Officer of Aon in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
Section 1350 Certifications.
32.1.	Section 1350 Certification of Chief Executive Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.2.	Section 1350 Certification of Chief Financial Officer of Aon in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.

XBRL Exhibits.
Interactive Data Files. The following materials are filed electronically with this Annual Report on Form 10-K:
101.INS	XBRL Report Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.LAB	XBRL Taxonomy Calculation Linkbase Document.

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
Date: February 24, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREGORY C. CASE Gregory C. Case	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
/s/ LESTER B. KNIGHT Lester B. Knight	Non-Executive Chairman and Director	February 24, 2012
/s/ FULVIO CONTI Fulvio Conti	Director	February 24, 2012
/s/ CHERYL A. FRANCIS Cheryl A. Francis	Director	February 24, 2012
/s/ EDGAR D. JANNOTTA Edgar D. Jannotta	Director	February 24, 2012
/s/ JAN KALFF Jan Kalff	Director	February 24, 2012
/s/ J. MICHAEL LOSH J. Michael Losh	Director	February 24, 2012

Signature	Title	Date

/s/ R. EDEN MARTIN R. Eden Martin	Director	February 24, 2012
/s/ ANDREW J. MCKENNA Andrew J. McKenna	Director	February 24, 2012
/s/ ROBERT S. MORRISON Robert S. Morrison	Director	February 24, 2012
/s/ RICHARD B. MYERS Richard B. Myers	Director	February 24, 2012
/s/ RICHARD C. NOTEBAERT Richard C. Notebaert	Director	February 24, 2012
/s/ JOHN W. ROGERS, JR. John W. Rogers, Jr.	Director	February 24, 2012
/s/ GLORIA SANTONA Gloria Santona	Director	February 24, 2012
/s/ CAROLYN Y. WOO Carolyn Y. Woo	Director	February 24, 2012
/s/ CHRISTA DAVIES Christa Davies	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012
/s/ LAUREL MEISSNER Laurel Meissner	Senior Vice President and Global Controller (Principal Accounting Officer)	February 24, 2012

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