Form 10-Q
period 2012-03-31
Aon plc
filed 2012-05-08
CIK 315293

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-7933

Aon plc

(Exact Name of Registrant as Specified in Its Charter)

ENGLAND AND WALES	98-1030901
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

8 DEVONSHIRE SQUARE, LONDON, ENGLAND	EC2M 4PL
(Address of Principal Executive Offices)	(Zip Code)

+44 20 7623 5500

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of April 2, 2012:  326,415,020

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS

Aon plc

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
(millions, except per share data)	Mar. 31, 2012	Mar. 31, 2011
Revenue
Commissions, fees and other	$2,829	$2,748
Fiduciary investment income	12	11
Total revenue	2,841	2,759

Expenses
Compensation and benefits	1,661	1,597
Other general expenses	778	764
Total operating expenses	2,439	2,361
Operating income	402	398
Interest income	3	6
Interest expense	(59)	(63)
Other income	—	15
Income from continuing operations before income taxes	346	356
Income taxes	97	103
Income from continuing operations	249	253

Income from discontinued operations before income taxes	—	4
Income taxes	—	2
Income from discontinued operations	—	2

Net income	249	255
Less: Net income attributable to noncontrolling interests	11	9
Net income attributable to Aon stockholders	$238	$246

Net income attributable to Aon stockholders
Income from continuing operations	$238	$244
Income from discontinued operations	—	2
Net income	$238	$246
Basic net income per share attributable to Aon stockholders
Continuing operations	$0.72	$0.72
Discontinued operations	$—	$—
Net income	$0.72	$0.72

Diluted net income per share attributable to Aon stockholders
Continuing operations	$0.71	$0.71
Discontinued operations	$—	$—
Net income	$0.71	$0.71
Cash dividends per share paid on common stock	$0.15	$0.15
Weighted average common shares outstanding - basic	332.4	339.4
Weighted average common shares outstanding - diluted	336.6	345.4

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon plc

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
(millions)	Mar. 31, 2012	Mar. 31, 2011

Net income	$249	$255
Less: Net income attributable to noncontrolling interests	11	9
Net income attributable to Aon stockholders	238	246
Other comprehensive income, net of tax:
Change in derivative gains/losses	7	(4)
Foreign currency translation adjustments	104	195
Post-retirement benefit obligation	21	12
Total other comprehensive income, net of tax	132	203
Less: Other comprehensive income attributable to noncontrolling interests	1	—
Total other comprehensive income attributable to Aon stockholders	131	203
Comprehensive income attributable to Aon stockholders	$369	$449

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon plc

Condensed Consolidated Statements of Financial Position

(millions, except par value)	Mar. 31, 2012	Dec. 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$323	$272
Short-term investments	510	785
Receivables, net	3,164	3,183
Fiduciary assets	11,795	10,838
Other current assets	415	427
Total Current Assets	16,207	15,505
Goodwill	8,896	8,770
Intangible assets, net	3,203	3,276
Fixed assets, net	808	783
Investments	211	239
Other non-current assets	946	979
TOTAL ASSETS	$30,271	$29,552

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$11,795	$10,838
Short-term debt and current portion of long-term debt	286	337
Accounts payable and accrued liabilities	1,432	1,832
Other current liabilities	739	753
Total Current Liabilities	14,252	13,760
Long-term debt	4,168	4,155
Pension, other post retirement, and post employment liabilities	2,072	2,192
Other non-current liabilities	1,363	1,325
TOTAL LIABILITIES	21,855	21,432

EQUITY
Common stock-$1 par value	386	386
Authorized: 750 shares (issued: 2012 - 386.4; 2011 - 386.4)
Additional paid-in capital	3,913	4,021
Retained earnings	8,770	8,594
Treasury stock at cost (shares: 2012 - 60.0; 2011 - 61.6)	(2,472)	(2,553)
Accumulated other comprehensive loss	(2,239)	(2,370)
TOTAL AON STOCKHOLDERS’ EQUITY	8,358	8,078
Noncontrolling interests	58	42
TOTAL EQUITY	8,416	8,120
TOTAL LIABILITIES AND EQUITY	$30,271	$29,552

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon plc

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

(millions)	Shares	Common Stock and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non-controlling Interests	Total
Balance at December 31, 2011	386.4	$4,407	$8,594	$(2,553)	$(2,370)	$42	$8,120
Net income	—	—	238	—	—	11	249
Shares issued - employee benefit plans	—	2	—	—	—	—	2
Shares purchased	—	—	—	(100)	—	—	(100)
Shares reissued - employee benefit plans	—	(181)	(13)	181	—	—	(13)
Tax benefit - employee benefit plans	—	16	—	—	—	—	16
Stock compensation expense	—	55	—	—	—	—	55
Dividends to stockholders	—	—	(49)	—	—	—	(49)
Change in derivative gains/losses	—	—	—	—	7	—	7
Foreign currency translation adjustments	—	—	—	—	103	1	104
Post-retirement benefit obligation	—	—	—	—	21	—	21
Purchase of subsidiary shares from and sales to non-controlling interest	—	—	—	—	—	5	5
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(1)	(1)
Balance at March 31, 2012	386.4	$4,299	$8,770	$(2,472)	$(2,239)	$58	$8,416

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon plc

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(millions)	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	249	255
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Depreciation of fixed assets	55	53
Amortization of intangible assets	104	91
Stock compensation expense	55	74
Deferred income taxes	16	11
Change in assets and liabilities:
Fiduciary receivables	(644)	181
Short-term investments - funds held on behalf of clients	(62)	(427)
Fiduciary liabilities	706	246
Receivables, net	61	108
Accounts payable and accrued liabilities	(451)	(327)
Restructuring reserves	(16)	(28)
Current income taxes	41	58
Pension and other post employment liabilities	(110)	(81)
Other assets and liabilities	(19)	(59)
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(15)	155

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	36	17
Purchase of long-term investments	(3)	(6)
Net sales of short-term investments - non-fiduciary	283	218
Acquisition of businesses, net of cash acquired	(23)	(3)
Capital expenditures	(71)	(56)
CASH PROVIDED BY INVESTING ACTIVITIES	222	170

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury stock	(100)	(350)
Issuance of stock for employee benefit plans	49	85
Issuance of debt	75	429
Repayment of debt	(140)	(79)
Cash dividends to stockholders	(49)	(51)
Dividends paid to noncontrolling interests	(1)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(166)	34

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10	(23)
NET INCREASE IN CASH AND CASH EQUIVALENTS	51	336
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	272	346
CASH AND CASH EQUIVALENTS AT END OF PERIOD	323	682

Supplemental disclosures:
Interest paid	75	76
Income taxes paid, net of refunds	40	36

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Condensed Consolidated Financial Statements include the accounts of Aon plc and all controlled subsidiaries (“Aon” or the “Company”). All material intercompany accounts and transactions have been eliminated. The Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2012.

Company Redomestication

On April 2, 2012, the Company completed the reorganization of the corporate structure of the group of companies controlled by its predecessor, Aon Corporation, as holding company of the Aon group, pursuant to which Aon Corporation merged with one of its indirect, wholly-owned subsidiaries and Aon plc became the publicly-held parent company of the Aon group. This transaction is referred to as the Redomestication. In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc. Likewise, equity incentive and compensation plans were assumed by Aon plc and amended to provide that those plans will now provide for the award and issuance of Aon plc Class A Ordinary Shares on a one-for-one basis. Shares of treasury stock of Aon Corporation were cancelled in the Redomestication. Any references to “Aon”, “the Company”, “us”, or “we,” or any similar references relating to periods before the Redomestication shall be construed as references to Aon Corporation, being the previous parent company of the Aon group.

Reclassification

Certain amounts in prior year’s Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2012 presentation. In prior periods, remeasurement gains and losses from foreign currency transactions and related derivative instruments were recognized in Other general expenses in the Condensed Consolidated Statements of Income. These gains and losses are now included in Other income in the Condensed Consolidated Statements of Income and are disclosed in Note 4 to these Condensed Consolidated Financial Statements. The Company believes this provides greater clarity into the income generated from operations.

Use of Estimates

The preparation of the accompanying Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are based on management’s best estimates and judgments, which management believes to be reasonable based on facts and circumstances. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Aon adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity markets, and foreign currency movements have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with definitive precision, actual results could differ significantly from these estimates. Future changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

2.  Accounting Principles and Practices

Changes in Accounting Principles

Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued final guidance on goodwill impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual two-step test. The current two-step test requires an entity to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1). If the reporting unit’s fair value is less than its carrying amount, Step 2 of the test must be performed to measure the amount of goodwill impairment, if any. The recently issued guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity concludes that this is the case, it must perform the two-step test. Otherwise, the two-step test is not required. The Company early adopted this guidance in the fourth quarter 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Comprehensive Income

In June 2011, the FASB issued guidance that updates principles related to the presentation of comprehensive income. The revised guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance, which must be applied retroactively, is effective for Aon beginning in the first quarter of 2012. The adoption of this guidance affects only the presentation of these Condensed Consolidated Financial Statements, and has no effect on the financial condition, results of operations or cash flows of the Company.

Fair Value Measurement

In May 2011, the FASB issued guidance that clarifies the application of existing fair value measurements and disclosures, and changes certain principles or requirements for fair value measurements and disclosures. The additional required disclosures include quantitative information, sensitivity discussion, and description of the valuation process, as well as increased disclosure of unobservable inputs that are significant to the fair value measurement and transfers between Level 1 and Level 2. The guidance is effective for Aon beginning in the first quarter 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3.  Cash and Cash Equivalents and Short-Term Investments

Cash and cash equivalents include cash balances and all highly liquid investments with initial maturities of three months or less. Short-term investments include certificates of deposit, money market funds and highly liquid debt instruments purchased with initial maturities in excess of three months but less than one year and are carried at amortized cost, which approximates fair value.

The Company was required to hold £77 million of operating funds in the U.K., which were included in Short-term investments. These operating funds, when translated to U.S, dollars, were $123 million and $120 million at March 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents included restricted balances of $90 million and $71 million at March 31, 2012 and December 31, 2011, respectively. The increase in restricted cash balances from December 31, 2011 is primarily due to increased requirements to hold cash and cash equivalents as collateral in Europe.

4.  Other Income

Other income consists of the following (in millions):

	Three months ended March 31,
	2012	2011
Equity earnings	$5	$6
Realized gain on sale of investments	10	10
Foreign currency remeasurement losses	(18)	(2)
Hedging gain	2	—
Other	1	1
	$—	$15

5.  Acquisitions and Dispositions

Acquisitions

During the three months ended March 31, 2012, the Company completed the acquisition of two businesses in the Risk Solutions segment. During the three months ended March 31, 2011, the Company completed the acquisition of one business in the Risk Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions.

	Three months ended March 31,
(millions)	2012	2011
Consideration transferred:	$21	$3
Intangible assets:
Goodwill	$19	$1
Other intangible assets:	8	3
Total	$27	$4

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date. The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period.

Dispositions

During the three months ended March 31, 2012, the Company completed the sale of one business in the HR Solutions segment. No gain or loss was recognized on this sale. During the three months ended March 31, 2011, the Company did not complete any dispositions.

6.  Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill by operating segment for the three months ended March 31, 2012 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2011	$5,557	$3,213	$8,770
Goodwill related to current year acquisitions	19	—	19
Goodwill related to prior year acquisitions	(4)	—	(4)
Transfer related to Health and Benefits Consulting (1)	321	(321)	—
Foreign currency translation	88	23	111
Balance as of March 31, 2012	$5,981	$2,915	$8,896

(1)   Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.

Other intangible assets by asset class are as follows (in millions):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks	$1,024	$—	$1,024	$1,024	$—	$1,024

Intangible assets with finite lives:
Trademarks	4	1	3	4	1	3
Customer Related and Contract Based	2,642	711	1,931	2,608	615	1,993
Marketing, Technology and Other	614	369	245	606	350	256
	$4,284	$1,081	$3,203	$4,242	$966	$3,276

Amortization expense from intangible assets with finite lives was $104 million and $91 million for the three months ended March 31, 2012 and 2011, respectively.

The estimated future amortization for intangible assets as of March 31, 2012 is as follows (in millions):

	HR Solutions	Risk Solutions	Total
Remainder of 2012	$223	$90	$313
2013	276	101	377
2014	239	91	330
2015	209	76	285
2016	175	66	241
Thereafter	478	155	633
	$1,600	$579	$2,179

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, Aon announced a global restructuring plan (“Aon Hewitt Plan”) in connection with the acquisition of Hewitt Associates, Inc.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 1,500 to 1,800 job eliminations. The Company expects these restructuring activities and related expenses to impact continuing operations into 2013. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate realization costs.

From the inception of the Aon Hewitt Plan through March 31, 2012, approximately 1,186 jobs have been eliminated and total expenses of $169 million have been incurred. The Company recorded $12 million and $23 million of restructuring and related charges in the three months ended March 31, 2012 and 2011, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	First Quarter 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$7	$120	$180
Lease consolidation	3	32	4	39	95
Asset impairments	—	7	1	8	47
Other costs associated with restructuring (2)	—	2	—	2	3
Total restructuring and related expenses	$52	$105	$12	$169	$325

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

Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment. Restructuring costs associated with the Health and Benefits Consulting business are reflected in the Risk Solutions segment, including $41 million that was reclassified from the HR Solutions segment to the Risk Solutions segment for 2011. During the first quarter 2011, $23 million in restructuring expenses were recorded, $14 million of which related to the Health and Benefits Consulting business. The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	First Quarter 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan
HR Solutions	$52	$49	$9	$110	$257
Risk Solutions	—	56	3	59	68
Total restructuring and related expenses	$52	$105	$12	$169	$325

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its acquisition of Benfield in 2008.  The Aon Benfield Plan was intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan included 810 job eliminations. Additionally, duplicate space and assets was abandoned. The Company incurred all remaining costs for the Aon Benfield Plan in the first quarter 2012.

The Company recorded $8 million and $7 million of restructuring and related charges in the three months ended March 31, 2012 and 2011, respectively. All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs by type that have been incurred through the end of the restructuring initiative related to the Aon Benfield Plan in the first quarter 2012 (in millions):

	Purchase Price Allocation	2009	2010	2011	First Quarter 2012	Total Cost for Restructuring Plan
Workforce reduction	$32	$38	$15	$33	$8	$126
Lease consolidation	20	14	7	(15)	—	26
Asset impairments	—	2	2	—	—	4
Other costs associated with restructuring	1	1	2	1	—	5
Total restructuring and related expenses	$53	$55	$26	$19	$8	$161

As of March 31, 2012, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at January 1, 2011	88	26	113	10	237
Expensed	98	19	(12)	—	105
Cash payments	(93)	(24)	(59)	(2)	(178)
Foreign exchange translation and other	2	(1)	8	—	9
Balance at December 31, 2011	$95	$20	$50	$8	$173
Expensed	11	8	—	—	19
Cash payments	(19)	(9)	(6)	(1)	(35)
Foreign exchange translation and other	1	2	(1)	—	2
Balance at March 31, 2012	$88	$21	$43	$7	$159

8.  Investments

The Company earns income on cash balances and investments, as well as on premium trust balances that Aon maintains for premiums collected from insureds but not yet remitted to insurance companies, and funds held under the terms of certain outsourcing agreements to pay certain obligations on behalf of clients.  Premium trust asset balances and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	March 31,	December 31,
	2012	2011
Cash and cash equivalents	$323	$272
Short-term investments	510	785
Fiduciary assets (1)	4,354	4,190
Investments	211	239
	$5,398	$5,486

(1) Fiduciary assets includes funds held on behalf of clients but does not include fiduciary receivables.

The Company’s investments are as follows (in millions):

	March 31,	December 31,
	2012	2011
Equity method investments (2)	$135	$164
Other investments, at cost	61	60
Fixed-maturity securities	15	15
	$211	$239

(2) The reduction in equity method investments is primarily due to sales and redemptions.

9.  Debt

The Company uses the proceeds from the commercial paper market from time to time in order to meet short term working capital needs. At March 31, 2012, the Company had no commercial paper outstanding as compared to $50 million in commercial paper outstanding at December 31, 2011. The weighted average commercial paper outstanding for the three months ended March 31, 2012 was $20.9 million. The weighted average interest rate of the commercial paper for the same period was 0.47%.

On March 20, 2012, the Company entered into a $400 million five year credit agreement (“Revolving Credit Agreement”). Borrowings under the Revolving Credit Agreement will bear interest, at the Company’s option, at a rate equal to either (a) the rate for eurodollar deposits as reflected on the applicable Reuters LIBOR01 page for the interest period relevant to such borrowing (“Eurodollar Rate”), plus the applicable margin or (b) the highest of (i) the rate of interest publicly announced by Citibank as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the Revolving Credit Agreement may change depending on achievement of certain public debt ratings. The Revolving Credit Agreement has a maturity date of March 20, 2017 and contains covenants with respect to the ratio of consolidated adjusted EBITDA to consolidated interest expense (which may not be less than 4.00 to 1.00) and the ratio of consolidated funded debt to consolidated adjusted EBITDA (which may not be more than the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated funded debt to consolidated adjusted EBITDA then set forth in certain of Aon’s other credit facilities), as well as other customary covenants, undertakings and events of default. In conjunction with the Company entering into the Revolving Credit Agreement, the prior revolving credit agreement dated December 4, 2009 was terminated. There were no borrowings on the Revolving Credit Agreement at March 31, 2012. On April 2, 2012, in connection with the Redomestication, Aon plc became party to the Revolving Credit Agreement and guaranteed the obligations of Aon Corporation thereunder. The Company was in compliance with all debt covenants at March 31, 2012.

10.  Stockholders’ Equity

Common Stock

In January 2010, the Company’s Board of Directors authorized a share repurchase program under which up to $2 billion of common stock may be repurchased (“2010 Share Repurchase Program”). Shares may be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs, from time to time, based on prevailing market conditions, and will be funded from available capital.  Any repurchased shares will be available for employee stock plans and for other corporate purposes.

During the first quarter of 2012, the Company repurchased 2.1 million shares at an average price per share of $48.32 for a total cost of $100 million. During the first quarter 2011, the Company repurchased 6.8 million shares at an average price per share of $51.29 for a total cost of $350 million under the 2010 Share Repurchase Program as well as a previous program that was completed in the first quarter 2011. Since the inception of the 2010 Share Repurchase Program, the Company has repurchased a total of 18.2 million shares for an aggregate cost of $913 million. As of March 31, 2012, the Company was authorized to purchase up to $1.1 billion of additional shares under the 2010 Share Repurchase Program.

As a result of the Redomestication, the 2010 Share Repurchase Program, which related to common stock of Aon Corporation, was no longer of effect. In April 2012, the Company’s Board of Directors authorized a share repurchase program under which up to $5 billion of Class A ordinary shares may be repurchased (“2012 Share Repurchase Program”). Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

During the three months ended March 31, 2012 the Company reissued 3.7 million shares of treasury stock for employee benefit programs, including 1.0 million shares related to stock option exercises, and 0.3 million shares in connection with employee stock purchase plans. In the three months ended March 31, 2011, Aon reissued 4.5 million shares of treasury stock for employee benefit programs, including 2.0 million shares related to stock option exercises and 0.1 million shares in connection with employee stock purchase plans. In addition, in the three months ended March 31, 2011, the Company issued 0.4 million shares of common stock in relation to the exercise of options issued to former holders of Hewitt options as part of the Hewitt acquisition.

Participating Securities

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are included in computing basic and diluted earnings per share using the two class method. Certain of Aon’s restricted stock units allow the holder to receive a non-forfeitable dividend equivalent.

Income from continuing operations, income from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

	Three months ended March 31,
	2012	2011
Income from continuing operations	$3	$4
Income from discontinued operations	—	—
Net income	$3	$4

Weighted average shares outstanding are as follows (in millions):

	Three months ended March 31,
	2012	2011
Shares for basic earnings per share (1)	332.4	339.4
Common stock equivalents	4.2	6.0
Shares for diluted earnings per share	336.6	345.4

(1)  Includes 4.9 million and 5.7 million of participating securities for the three months ended March 31, 2012 and 2011, respectively.

Certain common stock equivalents, primarily related to stock options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive. The number of shares excluded from the calculation was 1 million and 1 million for the three months ended March 31, 2012 and 2011, respectively.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss, net of related tax, are as follows (in millions):

	March 31, 2012	December 31, 2011
Net derivative losses	$(30)	$(37)
Net foreign exchange translation adjustments	227	124
Net postretirement benefit obligations	(2,436)	(2,457)
Accumulated other comprehensive loss, net of tax	$(2,239)	$(2,370)

11.   Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with the most significant international defined benefit pension plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended March 31,
	U.S.		International
	2012	2011	2012	2011
Service cost	$—	$—	$4	$5
Interest cost	30	30	66	66
Expected return on plan assets	(32)	(30)	(80)	(71)
Amortization of net actuarial loss	11	8	14	13
Net periodic benefit cost	$9	$8	$4	$13

Based on current assumptions, during 2012, the Company plans to contribute $237 million and $304 million to its U.S. and most significant international defined benefit pension plans, respectively. During the first quarter 2012, contributions of $18 million have been made to the Company’s U.S. defined benefit pension plans and $105 million have been made to its most significant international defined benefit pension plans.

12.  Stock Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended
	March 31,
	2012	2011
Restricted stock units (“RSUs”)	$49	$45
Performance Share Awards (“PSAs”)	2	25
Stock options	2	3
Employee stock purchase plans	2	1
Total share-based compensation expense	$55	$74

Stock Awards

A summary of the status of the Company’s RSUs is as follows (shares in thousands):

	Three months ended March 31,
	2012		2011
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	9,916	$42	10,674	$38
Granted	2,278	47	2,384	52
Vested	(2,022)	43	(2,071)	39
Forfeited	(179)	44	(94)	39
Non-vested at end of period	9,993	43	10,893	41

(1) Represents per share weighted average fair value of award at date of grant

Information as of March 31, 2012 regarding the Company’s PSAs granted during the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, respectively (shares in thousands, dollars in millions):

	2012	2011	2010
Target PSAs granted	1,353	1,715	1,390
Fair value (1)	$47	$50	$39
Number of shares that would be issued based on current performance levels	1,353	1,158	1,299
Unamortized expense, based on current performance levels	$63	$36	$12

(1) Represents per share weighted average fair value of award at date of grant.

Stock Options

In connection with its incentive compensation plans, the Company did not grant any options in the first quarter of 2012. During the first quarter of 2011, the Company granted 80,000 stock options at a weighted average exercise price $53 per share.

The weighted average assumptions, the weighted average expected life and estimated fair value of employee stock options are summarized as follows:

	Three months ended March 31,
	2012	2011
Weighted average volatility	N/A	26.1%
Expected dividend yield	N/A	1.3%
Risk-free rate	N/A	2.2%

Weighted average expected life, in years	N/A	5.5
Weighted average estimated fair value per share	N/A	$10.92

A summary of the status of Aon’s stock options and related information is as follows (shares in thousands):

	Three months ended March 31,
	2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	9,116	$32	13,919	$32
Granted	—	—	80	53
Exercised	(1,032)	35	(2,344)	33
Forfeited and expired	(12)	40	(127)	37
Outstanding at end of period	8,072	31	11,528	32
Exercisable at end of period	7,173	30	9,461	30

The weighted average remaining contractual life of outstanding options was 3.1 years and 3.8 years at March 31, 2012 and 2011, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $49.06 as of March 31, 2012, which would have been received by the option holders had those option holders exercised their options as of that date.  At March 31, 2012, the aggregate intrinsic value of options outstanding was $144 million, of which $137 million was exercisable.

Other information related to the Company’s stock options is as follows (in millions):

	Three months ended
	March 31,
	2012	2011
Aggregate intrinsic value of stock options exercised	$13	$41
Cash received from the exercise of stock options	37	82
Tax benefit realized from the exercise of stock options	1	7

Unamortized deferred compensation expense, which includes both options and awards, amounted to $297 million as of March 31, 2012, with a remaining weighted-average amortization period of approximately 1.9 years.

13.  Derivatives and Hedging

The Company is exposed to certain market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these market risks by creating offsetting exposures. The Company does not enter into derivative instruments for trading or speculative purposes.

Foreign Exchange Risk Management

The Company and its subsidiaries are exposed to foreign exchange risk when they receive revenues, pay expenses, or enter into intercompany loans denominated in a currency that differs from their functional currency. The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years; however, in limited instances, the Company has hedged certain exposures up to five years in the future.

The Company also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to two years in the future.

The Company also uses foreign exchange derivatives, typically forward contracts and options, to manage the currency exposure of the Company’s global liquidity profile for one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other general expenses in the Condensed Consolidated Statements of Income.

Interest Rate Risk Management

The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to the Company. The Company has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments. The Company monitors the credit-worthiness of, and exposure to, its counterparties. As of March 31, 2012, all net derivative positions were free of credit risk contingent features. In addition, the Company did not receive or pledge collateral for any derivatives as of March 31, 2012.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivatives accounted for as hedges:
Interest rate contracts	$552	$702	$18	$16	$—	$—
Foreign exchange contracts	1,377	1,297	169	140	205	188
Total	1,929	1,999	187	156	205	188
Derivatives not accounted for as hedges:
Foreign exchange contracts	228	246	1	1	1	1
Total	$2,157	$2,245	$188	$157	$206	$189

(1) Included within Other assets

(2) Included within Other liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three months ended March 31, 2012 and 2011 are as follows (in millions):

	Three months ended
	March 31,
	2012	2011
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
Cash flow hedges:
Interest rate contracts	$—	$(2)
Foreign exchange contracts	2	—
Total	$2	$(2)
Foreign net investment hedges:
Foreign exchange contracts	$(10)	$(13)
Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into income (effective portion):
Cash flow hedges:
Interest rate contracts (1)	$—	$—
Foreign exchange contracts (2)	(8)	2
Total	$(8)	$2
Foreign net investment hedges:
Foreign exchange contracts	$—	$—

(1) Included within Fiduciary investment income and Interest expense

(2) Included within Other general expenses and Interest expense

	Three months ended March 31,
	Amount of Gain (Loss) Recognized in Income on Derviative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedged Item (2)
	2012	2011	2012	2011
Fair value hedges:
Foreign exchange contracts	$2	$(7)	$(2)	$8

(1) Relates to fixed rate debt

(2) Included in Interest expense

It is estimated that approximately $20 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three months ended March 31, 2012 and 2011 was not material.

The Company recognized a gain of $5 million and a loss of  $1 million during the three months ended March 31, 2012 and 2011, respectively, related to foreign exchange derivatives not designated or qualifying as hedges. These amounts were recorded in Other general expenses in the Condensed Consolidated Statements of Income.

14.  Fair Value and Financial Instruments

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

Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using discounted cash flow models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed income derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains a detailed understanding of the models, inputs, and assumptions used in developing prices provided by its vendors. This understanding includes extensive discussions with valuation resources at the vendor. During these discussions, the Company uses a fair value measurement questionnaire, which is part of the Company’s internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the pricing vendor and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by a member of management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have not historically been material to the fair value estimates used in the Condensed Consolidated Financial Statements.

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

Alternative investments consist of limited partnerships, private equity and hedge funds. Alternative investment fair value is generally estimated based on the proportionate share ownership in the underlying net assets of the investment as determined by the general partner or investment manager. The valuations are based on various factors depending on investment strategy, proprietary models, and specific financial data or projections. The Company obtains audited fund manager financial statements, when available. The Company obtains a detailed understanding of the models, inputs and assumptions used in developing prices provided by the investment managers (or appropriate party). During these discussions with the investment managers, the Company uses a fair value measurement questionnaire, which is part of the Company’s internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the investment manager and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by a member of management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have not historically been material to the fair value estimates in the Condensed Consolidated Financial Statements.

Derivatives are carried at fair value, based upon industry standard valuation techniques that use, where possible, current market-based or independently sourced pricing inputs, such as interest rates, currency exchange rates, or implied volatilities.

Annuity contracts consist of insurance group annuity contracts purchased to match the pension benefit payment stream owed to certain selected plan participant demographics within a few major United Kingdom defined benefit plans. Annuity contracts are valued using a discounted cash flow model utilizing assumptions such as discount rate, mortality, and inflation. The Company independently verifies the observable inputs.

Real estate and REITs consist of publicly traded REITs and direct real estate investments. Level 1 REITs are valued using the closing stock price on a national securities exchange. The Level 3 values are based on the proportionate share of ownership in the underlying net asset value as determined by the investment manager. The Company independently reviews the listing of Level 1 REIT securities in the portfolio and agrees the closing stock prices to a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the Level 3 real estate funds and discusses performance with the fund managers. The Company obtains audited fund manager financial statements, when available. See the description of “Alternative Investments” for further detail on valuation procedures surrounding Level 3 REITs.

Guarantees are carried at fair value, which is based on discounted estimated cash flows using published historical cumulative default rates and discount rates commensurate with the underlying exposure.

Debt is carried at outstanding principal balance, less any unamortized discount or premium. Fair value is based on quoted market prices or estimates using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements.

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	March 31, 2012	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,563	$2,538	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	3	—	3	—
Derivatives
Interest rate contracts	18	—	18	—
Foreign exchange contracts	170	—	170	—
Liabilities:
Derivatives
Foreign exchange contracts	206	—	206	—

(1)  Includes $2,538 million of money market funds and $25 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	December 31, 2011	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,428	$2,403	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government Bonds	3	—	3	—
Derivatives
Interest rate contracts	16	—	16	—
Foreign exchange contracts	141	—	141	—
Liabilities:
Derivatives
Foreign exchange contracts	189	—	189	—

(1)  Includes $2,403 million of money market funds and $25 million of highly liquid debt securities that are classified as fiduciary assets, short-term investments or cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

There were no transfers of assets or liabilities between fair value hierarchy levels in the three months ended March 31, 2012 and 2011, respectively. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012 and 2011, respectively, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of all long-term debt instruments is classified as Level 2. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$4,168	$4,511	$4,155	$4,494

15.  Commitments and Contingencies

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

At the time of the 2004-05 investigation of the insurance industry by the Attorney General of New York and other regulators, purported classes of clients filed civil litigation against Aon and other companies under a variety of legal theories, including state tort, contract, fiduciary duty, antitrust and statutory theories and federal antitrust and Racketeer Influenced and Corrupt Organizations Act (“RICO”) theories. The federal actions were consolidated in the U.S. District Court for the District of New Jersey, and a state court collective action was filed in California. In the New Jersey actions, the Court dismissed plaintiffs’ federal antitrust and RICO claims in separate orders in August and October 2007, respectively.  In August 2010, the U.S. Court of Appeals for the Third Circuit affirmed the dismissals of most, but not all, of the claims. In March 2011, Aon entered into a Memorandum of Understanding documenting a settlement of the civil cases consolidated in the U.S. District Court for the District of New Jersey. Under that agreement, Aon will pay $550,000 in exchange for dismissal of the class claims. This agreement received final approval in the trial court in March 2012. In April 2012, certain entities that had objected to the settlement filed notices of appeal from the trial court judgment. Several non-class claims brought by individual plaintiffs who opted out of the class action proceeding will remain pending, but the Company does not believe these present material exposure to the Company individually or in the aggregate. The outcome of these lawsuits, and the amount of any losses or other payments that may result, cannot be estimated at this time.

A retail insurance brokerage subsidiary of Aon provides insurance brokerage services to Northrop Grumman Corporation (“Northrop”). This Aon subsidiary placed Northrop’s excess property insurance program for the period covering 2005. Northrop suffered a substantial loss in August 2005 when Hurricane Katrina damaged Northrop’s facilities in the Gulf states. Northrop’s excess insurance carrier, Factory Mutual Insurance Company (“Factory Mutual”), denied coverage for the claim pursuant to a flood exclusion. Northrop sued Factory Mutual in the United States District Court for the Central District of California and later sought to add this Aon subsidiary as a defendant, asserting that if Northrop’s policy with Factory Mutual does not cover the losses suffered by Northrop stemming from Hurricane Katrina, then this Aon subsidiary will be responsible for Northrop’s losses.  On August 26, 2010, the court granted in large part Factory Mutual’s motion for partial summary judgment regarding the applicability of the flood exclusion and denied Northrop’s motion to add this Aon subsidiary as a defendant in the federal lawsuit.  On January 27, 2011, Northrop filed suit against this Aon subsidiary in state court in Los Angeles, California, pleading claims for negligence, breach of contract and negligent misrepresentation. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be estimated at this time.

Another retail insurance brokerage subsidiary of Aon has been sued in Tennessee state court by a client, Opry Mills Mall Limited Partnership (“Opry Mills”), that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage. The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be estimated at this time.

A pensions consulting and administration subsidiary of Hewitt prior to its acquisition by Aon provided advisory services to the Trustees of the Philips UK pension fund and the relevant employer of fund beneficiaries (together, “Philips”). In December 2011, the Aon subsidiary received notice of a potential claim alleging negligence and breach of duty. The notice asserts Philips’ right to claim damages related to Philips’ use of a credit default swap hedging strategy pursuant to the supply of the advisory services, which is said to have resulted in substantial damages to Philips. No lawsuit has yet been filed. Aon believes that it has meritorious defenses and intends to vigorously defend itself against these allegations. The outcome of this circumstance, and the amount of any losses or other payments that may result, cannot be estimated at this time.

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

Guarantees and Indemnifications

In connection with the Redomestication, the Company on April 2, 2012 entered various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities.  Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) (4) First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance, as issuer, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee, and (5) Amended and Restated Trust Deed, among Aon Delaware, Aon UK, Aon Services Luxembourg & Co S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.) (“Aon Luxembourg”) and BNY Mellon Corporate Trustee Services Limited, as trustee (the “Luxembourg Trustee”) (amending and restating the Trust Deed, dated as of July 1, 2009, as amended and restated on January 12, 2011, among Aon Delaware, Aon Luxembourg and the Luxembourg Trustee).

Effective as of the same date, the Company also entered into agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under the (1) $450,000,000 Term Credit Agreement dated June 15, 2011, among Aon Corporation, as borrower, Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, (2) $400,000,000 Five-Year Agreement dated March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto and (3) €650,000,000 Facility Agreement ($868 million at March 31, 2012 exchange rates), dated October 15, 2010, among Aon Corporation, the subsidiaries of Aon Corporation party thereto as borrowers, Citibank International plc, as agent, and the other agents and lenders party thereto, as amended on July 18, 2011.

Aon provides a variety of guarantees and indemnifications to its customers and others. The maximum potential amount of future payments represents the notional amounts that could become payable under the guarantees and indemnifications if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or other methods. These amounts may bear no relationship to the expected future payments, if any, for these guarantees and indemnifications. Any anticipated amounts payable that are deemed to be probable and reasonably estimable are included in the Company’s Condensed Consolidated Financial Statements.

Aon had total letters of credit (“LOCs”) outstanding for approximately $68 million at March 31, 2012, as compared to $75 million at December 31, 2011. These letters of credit cover the beneficiaries related to Aon’s Canadian pension plan scheme, secure deductible retentions on Aon’s own workers compensation program and one of the U.S. pension plans. Aon also has issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $23 million at March 31, 2012.

Aon has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $60 million at March 31, 2012. During the three months ended March 31, 2012, the Company funded $3 million of these commitments.

Aon expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

16.  Related Party Transactions

During the first quarter 2012, the Company, in the ordinary course of business, provided retail brokerage, consulting and financial advisory services to, and received wholesale brokerage services from, an entity that is controlled by one of the Company’s stockholders. These transactions were negotiated on an arms-length basis and contain customary terms and conditions. Commissions and fee revenue from these transactions was $3 million and $1 million for the three months ended March 31, 2012 and 2011, respectively.

17.  Segment Information

The Company has two reportable segments:  Risk Solutions and HR Solutions. Unallocated income and expenses, when combined with the reportable segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Condensed Consolidated Financial Statements.

Reportable operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon’s chief operating decision-maker (“CODM”) uses financial information for the purposes of allocating resources and assessing performance. The CODM assesses performance based on operating income and generally accounts for inter-segment revenue as if the revenue were from third parties and at what management believes are current market prices. The Company does not present net assets by segment as this information is not reviewed by the CODM.

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

Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment. All prior year amounts have been adjusted to reflect that transfer.

Aon’s total revenue is as follows (in millions):

	Three months ended March 31,
	2012	2011
Risk Solutions	$1,905	$1,851
HR Solutions	945	915
Intersegment elimination	(9)	(7)
Total operating segments	2,841	2,759
Unallocated	—	—
Total revenue	$2,841	$2,759

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended March 31,
	2012	2011
Retail brokerage	$1,494	$1,453
Reinsurance brokerage	399	387
Total Risk Solutions Segment	1,893	1,840
Consulting services	380	371
Outsourcing	568	552
Intrasegment	(3)	(8)
Total HR Solutions Segment	945	915
Intersegment	(9)	(7)
Unallocated	—	—
Total commissions, fees and other revenue	$2,829	$2,748

Fiduciary investment income by segment is as follows (in millions):

	Three months ended March 31,
	2012	2011
Risk Solutions	$12	$11
HR Solutions	—	—
Total fiduciary investment income	$12	$11

A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

	Three months ended March 31,
	2012	2011
Risk Solutions	$366	$347
HR Solutions	73	83
Segment income from continuing operations before income taxes	439	430
Unallocated revenue	—	—
Unallocated expenses	(37)	(32)
Interest income	3	6
Interest expense	(59)	(63)
Other income	—	15
Income from continuing operations before income taxes	$346	$356

Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs and the costs associated with corporate investments. Interest income represents income earned primarily on operating cash balances and certain income producing securities. Interest expense represents the cost of worldwide debt obligations.

Other income consists of equity earnings, realized gains or losses on the sale of investments, gains or losses on the disposal of businesses, gains or losses on hedging activities, and gains or losses on foreign currency transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF FIRST QUARTER 2012 FINANCIAL RESULTS

During the first quarter 2012, we continued to face certain headwinds impacting our businesses. In our HR Solutions segment, these included price compression in our benefits administration business and a decline in discretionary demand for retirement consulting services. In our Risk Solutions segment, we continued to experience specific sector weakness in construction, private equity and mergers and acquisitions.

We focus on three key metrics each quarter that we communicate to shareholders: grow organically, expand margins, and increase earnings per share. The following is our measure of performance against these three metrics for the first quarter of 2012:

•                  Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 4%, demonstrating continued improvement compared to the prior year first quarter organic revenue growth of 2%. Organic revenue growth was primarily driven by strong management of the renewal book portfolio across all regions and solid new business growth in Latin America, Asia, and emerging markets. Strong new business growth in treaty placements globally in our Reinsurance business and new client wins in the HR Solutions segment also drove organic revenue growth.

•                  Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, for the first quarter was 18.6% for Aon overall, 21.4% for the Risk Solutions segment, and 16.5% for the HR Solutions segment.  Adjusted operating margins were relatively flat in the Risk Solutions segment as compared to the first quarter of 2011 reflecting solid organic revenue growth, restructuring savings and lower lease termination costs, offset by significant investments in key talent across Asia and in our GRIP solutions, integration costs of Glenrand and project-related work in Australia. The HR Solutions segment operating margin decreased due to significant investment in new growth opportunities in health care exchanges and human resource business processing outsourcing (“HR BPO”) and anticipated pricing compression in our benefits administration business.

•                  Adjusted diluted earnings per share from continuing operations attributable to Aon’s stockholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $0.98 per share in first quarter 2012 as compared to $0.99 per share in first quarter 2011.

Additionally, the following is a summary of our first quarter 2012 financial results:

•                  For the quarter, revenue increased $82 million, or 3%, to $2.8 billion as a result of 4% organic revenue growth, offset by a 1% unfavorable impact from foreign exchange rates. Fiduciary investment income increased $1 million when compared to the prior year. Organic revenue grew 4% in the Risk Solutions segment and 3% in the HR Solutions segment.

•                  Operating expenses for the quarter were $2.4 billion, an increase of 3% or $78 million over the prior year. The increase is primarily as a result of organic revenue growth, the inclusion of $25 million of expenses from acquisitions, primarily Glenrand MIB, net of divestitures, and a $13 million increase in intangible asset amortization expense, partially offset by a $29 million favorable impact from foreign currency translation, benefits related to the formal restructuring programs and a $15 million decline in Hewitt related costs.

•                  Operating margin from continuing operations decreased to 14.1% in the first quarter 2012 from 14.4% in the first quarter 2011.

•                 Net income attributable to Aon stockholders for the first quarter 2012 decreased $8 million, or 3%, from the first quarter 2011 to $238 million.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue

We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations. Organic revenue excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and unusual items. Supplemental information related to organic growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements. Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments. Reconciliation of this non-GAAP measure, organic revenue growth percentages, to the reported Commissions, fees and other revenue growth percentages, has been provided in the “Review by Segment” caption below.

Adjusted Operating Margins

We use adjusted operating margin as a measure of core operating performance of our Risk Solutions and HR Solutions businesses. Adjusted operating margin excludes the impact of restructuring charges, intangible asset amortization and headquarters relocation costs. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements.

Reconciliations of this non-GAAP measure to reported operating margins are as follows (in millions):

	Three months ended March 31, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,841	$1,905	$945
Operating income — U.S. GAAP	402	366	73
Restructuring charges	20	11	9
Intangible asset amortization	104	30	74
Headquarters relocation costs	3	—	—
Operating income — as adjusted	$529	$407	$156
Operating margins — U.S. GAAP	14.1%	19.2%	7.7%
Operating margins — as adjusted	18.6%	21.4%	16.5%

	Three months ended March 31, 2011
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,759	$1,851	$915
Operating income — U.S. GAAP	398	347	83
Restructuring charges	30	21	9
Intangible asset amortization	91	31	60
Hewitt related costs	15	—	15
Operating income — as adjusted	$534	$399	$167
Operating margins — U.S. GAAP	14.4%	18.7%	9.1%
Operating margins — as adjusted	19.4%	21.6%	18.3%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

Adjusted Diluted Earnings per Share from Continuing Operations

We also use adjusted diluted earnings per share from continuing operations as a measure of Aon’s core operating performance. Adjusted diluted earnings per share excludes the impact of restructuring charges, intangible asset amortization, headquarters relocation costs, along with related income taxes. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated

Financial Statements. Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

	Three months ended March 31, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	$402	$127	$529
Interest income	3	—	3
Interest expense	(59)	—	(59)
Other income	—	—	—
Income from continuing operations before income taxes	346	127	473
Income taxes	97	35	132
Income from continuing operations	249	92	341
Less: Net income attributable to noncontrolling interests	11	—	11
Income from continuing operations attributable to Aon stockholders	$238	$92	$330
Diluted earnings per share from continuing operations	$0.71	$0.27	$0.98
Weighted average common shares outstanding — diluted	336.6	336.6	336.6

	Three months ended March 31, 2011
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	$398	$136	$534
Interest income	6	—	6
Interest expense	(63)	—	(63)
Other income	15	—	15
Income from continuing operations before income taxes	356	136	492
Income taxes	103	39	142
Income from continuing operations	253	97	350
Less: Net income attributable to noncontrolling interests	9	—	9
Income from continuing operations attributable to Aon stockholders	$244	$97	$341
Diluted earnings per share from continuing operations	$0.71	$0.28	$0.99
Weighted average common shares outstanding — diluted	345.4	345.4	345.4

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income. Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results. The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates. Currency fluctuations had an unfavorable impact of $0.02 in the first quarter 2012, respectively, on adjusted net income from continuing operations per diluted share when the Company translates prior year quarter results at current quarter foreign exchange rates.

Summary of Results

The consolidated results of continuing operations follow (in millions):

	Three months ended March 31,
	2012	2011
Revenue:
Commissions, fees and other	$2,829	$2,748
Fiduciary investment income	12	11
Total revenue	2,841	2,759
Expenses:
Compensation and benefits	1,661	1,597
Other general expenses	778	764
Total operating expenses	2,439	2,361
Operating income	402	398
Interest income	3	6
Interest expense	(59)	(63)
Other income	—	15
Income from continuing operations before income taxes	346	356
Income taxes	97	103
Income from continuing operations	249	253
Income (loss) from discontinued operations, after-tax	—	2
Net income	249	255
Less: Net income attributable to noncontrolling interests	11	9
Net income attributable to Aon stockholders	$238	$246

Revenue

Revenue increased by $82 million, or 3%, in first quarter 2012 compared to first quarter 2011. This increase consists of a $30 million, or 3%, increase in the HR Solutions segment and a $54 million, or 3%, increase in the Risk Solutions segment.  The increase in the Risk Solutions segment reflects 4% organic revenue growth and a 1% increase from acquisitions, partially offset by a 2% unfavorable impact from foreign currency remeasurement. The Reinsurance business achieved strong organic revenue growth of 5% during the quarter and the retail business achieved 4% organic revenue growth in both the Americas and International businesses. The increase in the HR Solutions segment as compared to the prior year quarter was primarily due to 3% organic growth in outsourcing driven by new client wins. Organic revenue growth in the HR Solutions segment for the quarter was 3% and acquisitions added another 1% to growth, offset by a negative impact of 1% related to foreign currency remeasurement.

Compensation and Benefits

Compensation and benefits during the first quarter 2012 increased $64 million, or 4%, from the first quarter 2011. This increase was primarily driven by organic revenue growth during the quarter investment in key talent and $14 million in expenses from acquisitions, partially offset by favorable foreign currency translation.

Other General Expenses

Other general expenses for the three month period ended March 31, 2012 as compared to the prior year increased $14 million, or 2%.  The increase was due largely to the impact of acquisitions, primarily the Hewitt acquisition in 2010 and Glenrand MIB Limited acquisition in 2011, reflecting the inclusion of operating expenses and an increase in intangible asset amortization expense of $13 million for the quarter, partially offset by a reduction of $15 million for Hewitt integration costs and favorable foreign currency translation.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments. It does not include interest earned on funds held on behalf of clients. For the first quarter 2012, interest income decreased $3 million from the first quarter 2011 due to lower average cash balances and lower average interest rates.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, decreased $4 million from first quarter of 2011 due primarily to lower average interest rates on borrowings.

Other Income

We did not recognize other income in the three months ended March 31, 2012 and recognized $15 million in the three months ended March 31, 2011. In the first quarter 2012, we recognized an $18 million loss due to the unfavorable impact of exchange rates on remeasurement of assets and liabilities in non-functional currencies, partially offset by realized gains on the sale of investments of $10 million and equity earnings of $5 million.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the first quarter was $346 million, a 3% decrease from $356 million in 2011. The decrease in income was driven primarily by the higher intangible asset amortization of $13 million and the impact of unfavorable foreign exchange rates, partially offset by benefit realized from restructuring activities.

Income Taxes

The effective tax rate on income from continuing operations was 28.0% and 29.0% for the first quarter 2012 and 2011, respectively.  The decrease in the effective tax rate from the prior year quarter represents the geographical mix of income in 2012. The underlying tax rate for continuing operations for 2012 is expected to be approximately 28%.

Income from Continuing Operations Attributable to Aon Stockholders

Income from continuing operations attributable to Aon stockholders for the first quarter decreased to $238 million, or $0.71 diluted net income per share, from $246 million, or $0.71 diluted net income per share, in 2011. Currency fluctuations negatively impacted income from continuing operations in first quarter 2012 by $0.02 per diluted share, when the first quarter 2011 Condensed Consolidated Statement of Income is translated using 2012 foreign exchange rates.

Discontinued Operations

There was no gain or loss from discontinued operations recorded in the three months ended March 31, 2012. A gain from discontinued operations of $2 million (no diluted per share impact) was incurred in the three months ended March 31, 2011.

Restructuring Initiatives

Aon Hewitt Restructuring Plan

On October 14, 2010, we announced a global restructuring plan in connection with the acquisition of Hewitt.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 1,500 to 1,800 job eliminations. We expect these restructuring activities and related expenses to affect continuing operations into 2013. The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate rationalization costs.

From the inception of the Aon Hewitt Plan through March 31, 2012, approximately 1,186 jobs have been eliminated and total expenses of $169 million have been incurred. We recorded $12 million and $23 million of restructuring and related charges in the three months ended March 31, 2012 and 2011, respectively. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	First Quarter 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$7	$120	$180
Lease consolidation	3	32	4	39	95
Asset impairments	—	7	1	8	47
Other costs associated with restructuring (2)	—	2	—	2	3
Total restructuring and related expenses	$52	$105	$12	$169	$325

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

Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment. Restructuring costs associated with the Health and Benefits Consulting business are reflected in the Risk Solutions segment, including $41 million that was reclassified from the HR Solutions segment to the Risk Solutions segment for 2011. During the first quarter 2011, $23 million in restructuring expenses were recorded, $14 million of which related to the Health and Benefits Consulting business. The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	First Quarter 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan
HR Solutions	$52	$49	$9	$110	$257
Risk Solutions	—	56	3	59	68
Total restructuring and related expenses	$52	$105	$12	$169	$325

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013. The HR Solutions segment is expected to deliver $234 million of annual savings, with the remaining $46 million to be delivered in the Risk Solutions segment. We estimate that we realized approximately $48 million in restructuring cost savings in the first quarter 2012. With other integration savings, we expect to achieve approximately $355 million in annual cost savings across Aon Hewitt in 2013, which includes the approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs. All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

Aon Benfield Restructuring Plan

We announced a global restructuring plan in conjunction with our acquisition of Benfield in 2008.  The Aon Benfield Plan was intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan included 810 job eliminations. Additionally, duplicate space and assets were abandoned. We incurred all remaining costs for the Aon Benfield Plan in the first quarter 2012.

We recorded $8 million and $7 million of restructuring and related charges in the three months ended March 31, 2012 and 2011, respectively. All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The Aon Benfield Plan, before any potential reinvestment of savings, has delivered cumulative run-rate cost savings of approximately $146 million through the first quarter 2012. We estimate that we realized approximately $34 million of cost savings in the first quarter 2012.

The following summarizes the restructuring and related costs by type that have been incurred through the end of the restructuring initiative related to the Aon Benfield Plan in the first quarter 2012 (in millions):

	Purchase Price Allocation	2009	2010	2011	First Quarter 2012	Total Cost for Restructuring Plan
Workforce reduction	$32	$38	$15	$33	$8	$126
Lease consolidation	20	14	7	(15)	—	26
Asset impairments	—	2	2	—	—	4
Other costs associated with restructuring	1	1	2	1	—	5
Total restructuring and related expenses	$53	$55	$26	$19	$8	$161

LIQUIDITY AND FINANCIAL CONDITION

Liquidity

Executive Summary

We believe that our balance sheet and cash flow provide us with financial flexibility to create long-term value for our stockholders.  Our primary sources of liquidity are cash flow from operations, available cash reserves and debt capacity available under various credit facilities.  Our primary uses of liquidity are operating expenses, principal and interest payments on our debt obligations, capital expenditures, acquisitions, share repurchases, restructuring initiatives, pension obligations and shareholder dividends.

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

Operating Activities

Net cash used for operating activities in first three months 2012 was $15 million as compared to net cash provided by operating activities in the first three months 2011 of $155 million, a decrease of $170 million. The primary uses of cash in the first quarter 2012 were a decrease in accounts payable and accrued liabilities of $451 million, primarily related to incentive payments, including fifteen months of incentives related to Aon Hewitt related to a change in fiscal year following the acquisition, and pension contributions, in excess of pension expense, of $110 million. These amounts were offset by net income, adjusted for non-cash expenses, of $479 million. Pension contributions, in excess of pension expense, were $110 million and $81 million for the three months ended March 31, 2012 and 2011, respectively. For the remainder of 2012, we expect to contribute approximately $418 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

During the first quarter 2012, we continued to progress with elevated levels of invoicing and cash collections related to a temporary delay in invoicing HR Solutions’ customers in the second half of 2011. The net result of this activity was a decrease in accounts receivable, contributing $61 million to cash flow used for operations. We expect the temporary increase in unbilled receivables and accounts receivable of approximately $400 million to reverse and return to normalized levels by the end of 2012.

We expect cash generated by operations for 2012 to be sufficient to service our debt and contractual obligations, fund cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although 2012 cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate timing differences in cash flows.  We have committed credit facilities of approximately $1.3 billion, all of which was available at March 31, 2012. We can access these facilities on a same, or next, day basis.  Additionally, we believe that we could access capital markets for debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash flow provided by investing activities was $222 million in 2012. The primary drivers of the cash flow provided by investing activities are $283 million in net sales of short-term investments and $36 million in net sales of long-term investments, partially offset by $71 million for capital expenditures and $23 million for acquisitions.

Cash flow provided by investing activities was $170 million in 2011. The primary drivers of the cash flow provided by investing activities are $218 million in net sales of short-term investments and $17 million in net sales of long-term investments, partially offset by $56 million for capital expenditures.

Financing Activities

Cash flow used for financing activities in the first quarter 2012 was $166 million. The primary drivers of cash flow used for financing activities were share repurchases of $100 million, dividends paid to shareholders of $49 million, and repayment of debt, net of borrowings of $65 million, partially offset by proceeds from the exercise of stock options and issuance of shares purchased through the employee stock purchase plan of $49 million.

Cash flow provided by financing activities in the first quarter 2011 was $34 million. The primary drivers of cash flow provided by financing activities were the issuance of $429 million of debt and proceeds from the exercise of stock options and the issuance of shares purchased through the employee stock purchase programs of $85 million, partially offset by $350 million for the repurchase of shares, $79 million repayment of debt, and $51 million in cash dividends to shareholders.

Cash and Investments

At March 31, 2012, our cash and cash equivalents and short-term investments were $833 million, a decrease of $224 million from December 31, 2011. Of the total balance as of March 31, 2012, approximately $213 million was restricted as to its use, which was comprised of $123 million of operating funds required by the Financial Services Authority in the U.K. and $90 million held as collateral for various business purposes.  At March 31, 2012, $105 million of cash and cash equivalents and short-term investments were held in the U.S. and $728 million was held by our subsidiaries in other countries. Due to differences in tax rates, the repatriation of funds from certain countries into the U.S. could have an unfavorable tax impact.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter. We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds. Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.4 billion and fiduciary receivables of $7.4 billion at March 31, 2012.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

As disclosed in Note 14 “Fair Value and Financial Instruments,” of the Notes to the Condensed Consolidated Financial Statements, the majority of our investments carried at fair value are money market funds. Money market funds are carried at cost as an approximation of fair value. Based on market convention, we consider cost a practical and expedient measure of fair value. These money market funds are held throughout the world with various financial institutions. We do not believe that there are any market liquidity issues affecting the fair value of these investments.

As of March 31, 2012, our investments in money market funds and highly liquid debt instruments had a fair value of $2.6 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of March 31, 2012 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$323	$—	$2,300	$2,623
Money market funds	—	509	2,029	2,538
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	1	—	25
Cash and investments	323	510	4,354	5,188
Fiduciary receivables	—	—	7,441	7,441
Total	$323	$510	$11,795	$12,628

Share Repurchase Program

In January 2010, our Board of Directors authorized a share repurchase program under which up to $2 billion of common stock were authorized to be repurchased (“2010 Share Repurchase Program”). Shares were authorized to be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs, from time to time, based on prevailing market conditions, and were funded from available capital.  Any repurchased shares were available for employee stock plans and for other corporate purposes.

During the first quarter of 2012, we repurchased 2.1 million shares at an average price per share of $48.32 for a total cost of $100 million. During the first quarter 2011, we repurchased 6.8 million shares at an average price per share of $51.29 for a total cost of $350 million under the 2010 Share Repurchase Program as well as a previous program that was completed in the first quarter 2011. Since the inception of the 2010 Share Repurchase Program, we repurchased a total of 18.2 million shares for an aggregate cost of $913 million. As of March 31, 2012, we were authorized to purchase up to $1.1 billion of additional shares under the 2010 Share Repurchase Program.

As a result of the Redomestication, the 2010 Share Repurchase Program, which related to common stock of Aon Corporation, was no longer of effect. In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased. Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

For more information regarding share repurchases made during the first quarter of 2012, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Debt Securities

From time to time, we access the public debt markets through issuances of debt securities. For example, we issued and sold $1.5 billion in unsecured notes on September 7, 2010 to partially finance the Hewitt acquisition and $500 million in unsecured notes on May 24, 2011 to partially refinance our three-year 2010 Term Loan Facility entered into in connection with the Hewitt acquisition. The availability of any further potential liquidity for these types of securities is dependent on investor demand, market conditions and other factors.

Credit Facilities

At March 31, 2012, we have a five-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”) that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($868 million at March 31, 2012 exchange rates) multi-currency foreign credit facility (“Euro Facility”) available, which expires in October 2015.  At March 31, 2012, we had no borrowings under either of these credit facilities.

For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.   For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon’s $450,000,000 Term Loan Facility. We were in compliance with these and all other covenants as of March 31, 2012.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at May 8, 2012 appear in the table below.

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

Letters of Credit and Other Guarantees

We have total letters of credit outstanding for approximately $68 million at March 31, 2012. These letters of credit cover the beneficiaries related to our Canadian pension plan scheme and secure deductible retentions for our own workers compensation program and one of the U.S. pension plans. We also have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $23 million at March 31, 2012.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $60 million at March 31, 2012. In the three months ended March 31, 2012, we funded $3 million of these commitments.

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

Financial Condition

At March 31, 2012, our net assets of $8.4 billion, representing total assets minus total liabilities, increased from $8.1 billion at December 31, 2011. Working capital increased $210 million to $2.0 billion from December 31, 2011.

Borrowings

Total debt at March 31, 2012 was $4.5 billion, a decrease of $38 million from December 31, 2011. The decrease in total debt from December 31, 2011 was primarily due to reductions in commercial paper outstanding.

On March 20, 2012, we entered into the U.S. Facility. Borrowings under the U.S. Facility will bear interest, at the Company’s option, at a rate equal to either (a) the rate for eurodollar deposits as reflected on the applicable Reuters LIBOR01 page for the interest period relevant to such borrowing (“Eurodollar Rate”), plus the applicable margin or (b) the highest of (i) the rate of interest publicly announced by Citibank as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the U.S. Facility may change depending on achievement of certain public debt ratings. The U.S. Facility has a maturity date of March 20, 2017. In conjunction with the Company entering into the U.S. Facility the prior revolving U.S. credit agreement dated December 4, 2009 was terminated.

Our total debt as a percentage of total capital attributable to Aon stockholders was 53.3% and 55.6% at March 31, 2012 and December 31, 2011, respectively.

Equity

Equity at March 31, 2012 and December 31, 2011 was $8.4 billion. Accumulated other comprehensive loss, net of tax decreased $132 million from December 31, 2011.

The $132 million decrease in Accumulated other comprehensive loss, net of tax from December 31, 2011, primarily reflects the following:

•                  positive net foreign currency translation adjustments of $104 million, which was attributable to the weakening of the U.S. dollar against foreign currencies,

•                  a decrease of $21 million in net post-retirement benefit obligations, and

•                  net derivative gains of $7 million.

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

Risk Solutions

	Three months ended March 31,
	2012	2011
Revenue	$1,905	$1,851
Operating income	366	347
Operating margin	19.2%	18.7%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values. During first quarter 2012, we began to see some improvement in pricing; however, we would still consider this to be a “soft market”, which began in 2007. In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity. Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In the first quarter 2012, pricing showed continuing signs of stabilization and improvement in both our retail and reinsurance brokerage product lines and we expect this trend to slowly continue through the remainder of 2012.

Additionally, beginning in late 2008 and continuing into first quarter 2012, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets. Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 67% of our consolidated total revenues in first quarter 2012. Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients. Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’

policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended March 31,
	2012	2011
Retail brokerage:
Americas	$651	$631
International (1)	843	822
Total retail brokerage	1,494	1,453
Reinsurance brokerage	399	387
Total	$1,893	$1,840

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific

In the first quarter 2012, commissions, fees and other revenue increased $53 million, or 3%, from 2011 due to 4% organic revenue growth and a 1% increase from acquisitions, net of dispositions, partially offset by a 2% unfavorable impact from foreign currency remeasurement.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2012 versus 2011 is as follows:

Three months ended March 31, 2012	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	3%	(1)%	0%	4%
International (1)	3	(2)	1	4
Total retail brokerage	3	(2)	1	4
Reinsurance brokerage	3	(1)	(1)	5
Total	3%	(2)%	1%	4%

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific

Retail brokerage Commissions, fees and other revenue increased 3% in the first quarter driven by a 4% growth in organic revenue in both the Americas and International operations and a 1% increase related to acquisitions, net of dispositions, partially offset by a 2% unfavorable impact from foreign currency remeasurement.

Americas Commissions, fees and other revenue increased 3% in the first quarter reflecting 4% growth in organic revenue growth offset by 1% from unfavorable foreign exchange rates.  Organic revenue growth increased due to continued growth in Latin America as well as strong management of the renewal book portfolio across all regions.

International Commissions, fees and other revenue increased 3% in the first quarter driven by 4% organic revenue growth, which was partially offset by a 2% unfavorable currency impact. Strong growth in Asia, New Zealand and emerging markets, as well as strong management of the renewal book portfolio in Europe contributed to organic revenue growth.

Reinsurance brokerage Commissions, fees and other revenue increased 3% in the first quarter reflecting 5% organic revenue growth due to strong new business growth in treaty placements and modest favorable impact from pricing internationally, which was partially offset by a 1% unfavorable currency remeasurement impact and a 1% decrease related to divestitures.

Operating Income

Operating income for the first quarter 2012 increased $19 million, or 5%, from 2011 to $366 million in 2012, and operating income margins increased to 19.2% from 18.7% in 2011. Operating income improvement was driven by revenue growth, reduced costs of restructuring initiatives and realization of the benefits of those restructuring plans, partially offset by investments in key talent and GRIP Solutions and a negative impact of foreign exchange rates.

HR Solutions

	Three months ended March 31,
	2012	2011
Revenue	$945	$915
Operating income	73	83
Operating margin	7.7%	9.1%

Our HR Solutions segment generated approximately 33% of our consolidated total revenues in the first quarter 2012, and provides a broad range of human capital services, as follows:

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

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace. Weak economic conditions globally continued into first quarter 2012. The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate. While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $30 million, or 3%, in the first quarter 2012 from 2011. This revenue increase was primarily driven by organic revenue growth of 3% in the first quarter 2012 related to new client wins.

Commissions, fees and other revenue were as follows (in millions):

	Three months ended March 31,
	2012	2011
Consulting services	$380	$371
Outsourcing	568	552
Intrasegment	(3)	(8)
Total	$945	$915

Organic revenue growth for the first quarter 2012 is detailed in the following reconciliation:

Three months ended March 31, 2012	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	2%	(1)%	2%	1%
Outsourcing	3	(1)	1	3
Intrasegment	N/A	N/A	N/A	N/A
Total	3%	(1)%	—%	4%

Consulting services revenue increased $9 million, or 2%, for the first quarter due primarily to organic revenue growth of 1% for the first quarter driven by strong growth across our businesses in Asia and Compensation and investment consulting, partially offset by a decline in retirement consulting.

Outsourcing revenue increased $16 million, or 3%, for the first quarter due primarily to organic revenue growth of 3% due to new client wins in the HR BPO practice and healthcare exchanges, partially offset by a decline in benefits administration.

Operating Income

Operating income was $73 million, a decrease of $10 million, or 12%, from first quarter 2011.  This decrease was principally driven by higher intangible asset amortization costs. Operating margin in this segment was 7.7% in the first quarter, which is a decrease from 9.1% in 2011. The decrease in operating margin was driven primarily by investments in new growth opportunities in health care exchanges and HR BPO, anticipated pricing compression in our benefits administration business, unfavorable revenue mix shift, and the impact of higher intangible amortization costs related to the acquisition of Hewitt, offset by benefits from the Aon Hewitt Plan.

Unallocated Income and Expense

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

	Three months ended March 31,
	2012	2011
Operating income (loss):
Risk Solutions	$366	$347
HR Solutions	73	83
Unallocated	(37)	(32)
Operating income	402	398
Interest income	3	6
Interest expense	(59)	(63)
Other income	—	15
Income from continuing operations before income taxes	$346	$356

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments. Net unallocated expenses increased $5 million to $37 million in the first quarter 2012. The increase in the first quarter was driven by $3 million of costs related to the Redomestication in 2012.

Interest income

Interest income consists primarily of income earned on our operating cash balances and other income-producing securities and does not include interest earned on funds held on behalf of clients. Interest income was $3 million during the three months ended March 31, 2012, a decrease of $3 million from the three months ended March 31, 2011, reflecting lower interest rates and cash balances.

Interest expense

Interest expense represents the cost of our worldwide debt obligations and decreased $4 million, or 6%, from the first quarter 2011, primarily as a result of lower average interest rates during the period.

Other Income

We did not recognize other income in the three months ended March 31, 2012 and recognized $15 million in the three months ended March 31, 2011. In the first quarter 2012, we recognized an $18 million loss due to the unfavorable impact of exchange rates on remeasurement of assets and liabilities in non-functional currencies, partially offset by realized gains on the sale of investments of $10 million and equity earnings of $5 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no changes in our critical accounting policies, which include revenue recognition, restructuring, pensions, goodwill and other intangible assets, contingencies, share-based payments, and income taxes, as discussed in our 2011 Annual Report on Form 10-K.

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

•                  the effect of the Redomestication on our operations and financial results, including the reaction of clients, employees and other constituents, compliance with applicable U.K. regulatory regimes or the failure to realize some or all of the anticipated benefits;

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

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance. The factors identified above are not exhaustive. Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently. Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies. Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros but most of its expenses are incurred in pounds sterling. Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts. At March 31, 2012, we have hedged approximately 58% and 78% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates. Diluted earnings per share were adversely impacted by approximately $0.01 in the first quarter 2012, related to translation losses. Adjusted diluted earnings per share, a non-GAAP measure as defined under the caption “Review of Consolidated Results”, were adversely impacted by approximately $0.02 in the first quarter related to translation losses.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of March 31, 2012.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of March 31, 2012 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  No changes in Aon’s internal control over financial reporting (as defined in Rule 13a — 15(f) of the Exchange Act) occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

See Note 15 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.  RISK FACTORS.

The risk factors set forth in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report. Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

On April 2, 2012, we completed the Redomestication, and Aon plc became the publicly held parent company of the Aon group.  These risk factors supersede the risk factors set forth under the heading “Risks Related to Our Proposed Reincorporation in the United Kingdom” and supplement to the other risk factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Reincorporation in the United Kingdom

The expected benefits of the Redomestication may not be realized.

There can be no assurance that all of the goals of the Redomestication will be achievable, particularly as the achievement of the benefits are in many important respects subject to factors that we do not control. These factors would include such things as the reactions of third parties with whom we enter into contracts and do business and the reactions of investors, analysts, and U.K. and U.S. taxing authorities.

While we expect that, as a result of the Redomestication, we will benefit from the U.K. dividend exemption system for certain non-U.K. source dividends repatriated to the U.K. thereby increasing our financial flexibility, we cannot be assured that the benefits we expect will be realized. In particular, U.K. or U.S. tax authorities may challenge our application and/or interpretation of relevant tax laws, regulations or treaties, valuations and methodologies or other supporting documentation, and, if they are successful in doing so, we may not experience the level of benefits we anticipate; or, we may be subject to adverse tax consequences. Even if we are successful in maintaining our positions, we may incur significant expense in contesting positions asserted or claims made by tax authorities, which may reduce the anticipated level of benefits.

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

We may be treated as a U.S. corporation for U.S. federal tax purposes.

Generally for U.S. federal tax purposes, a corporation is considered a tax resident in the place of its incorporation. Because we are incorporated under U.K. law, we should be a U.K. corporation and a U.K. tax resident under these general rules. However, Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the “Code”) generally provides that a corporation organized outside the U.S. which acquires substantially all of the assets of a corporation organized in the U.S. will be treated as a U.S. corporation (and, therefore, a U.S. tax resident) for U.S. federal tax purposes if former shareholders of the acquired U.S. corporation own at least 80 percent (of either the voting power or the value) of the stock of the acquiring foreign corporation after the acquisition and the expanded affiliated group does not have “substantial business activities” in the country in which the acquiring foreign corporation is organized. Pursuant to the merger, we acquired directly or indirectly all of Aon Corporation’s assets, and after the merger former Aon Corporation stockholders hold 100 percent of the Company by reason of their stock ownership of Aon Corporation. As a result, our expanded affiliated group must have substantial business activities in the U.K. after the merger in order for the Company not to be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874. There is no “safe harbor” or other guidance that confirms whether an expanded affiliated group’s business activities in a country of incorporation are deemed to be substantial. Therefore, it is possible that the Internal Revenue Service (“IRS”) could interpret the Section 7874 “anti-inversion” rules so as to treat the Company as a U.S. corporation after the consummation of the merger and that such an IRS position would be sustained in litigation. Moreover, the United States Congress, the IRS, the United Kingdom Parliament or U.K. tax authorities may enact new statutory or regulatory provisions that could adversely affect our status as a non-U.S. corporation or otherwise adversely affect our anticipated global tax position following the merger and any subsequent actions. Retroactive statutory or regulatory actions have occurred in the past, and there can be no assurance that any such provisions, if enacted or promulgated, would not have retroactive application to us, the merger or any subsequent actions.

Although we believe we should not be treated as a U.S. corporation for U.S. federal tax purposes under Section 7874, there is no certainty that the IRS will not assert a contrary position, in which case, we could become involved in a tax controversy with the IRS regarding possible additional U.S. tax liability. If we are unsuccessful in resolving any such tax controversy in our favor, we would likely not realize the tax savings we expect to achieve through reorganization.

HM. Revenue and Customs (“HMRC”) may disagree with our conclusions on the U.K. tax treatment of the merger, or relevant U.K. legislation may be subject to change.

We have obtained a ruling from HMRC in respect of the stamp duty and Stamp Duty Reserve Tax (“SDRT”) consequences of the merger and as a result believe that we have satisfied all stamp duty and SDRT payment and filing obligations in connection with the issuance of Class A Ordinary Shares issued in connection with the merger.

We have also obtained a ruling from HMRC that, following the merger, the “temporary period exemption” from the U.K.’s controlled foreign company rules will apply such that, subject to certain conditions and limitations based on our facts and circumstances, we will not be subject to tax on the profits of any controlled company that is resident in a foreign jurisdiction under the controlled foreign company (“CFC”) rules until 24 months after the end of the accounting period in which the merger occurs, subject to any changes of legislation. On March 29, 2012, the U.K. Government published the Finance (No 4) Bill, which proposed major reforms to the CFC rules for accounting periods beginning on or after January 1, 2013. The proposed transitional rules would preserve the temporary period exemption for exempt periods beginning before the new rules come into force. While HMRC cannot provide any assurance in respect of the application of legislation that has not been enacted, we are of the view based on the Government’s proposals and published draft legislation that the new CFC rules should not have a material adverse effect on our tax treatment in the U.K. if enacted in their current form. However, to the extent that the Finance (No 4) Bill is enacted in a form different to that currently proposed, this may result in additional corporation tax liabilities becoming payable following implementation of the revised legislation.

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

Our net income and cash flow would be reduced if we become subject to U.S. corporate income tax.

We and our other non-U.S. affiliates will conduct our operations in a manner intended to ensure that we and our non-U.S. affiliates do not engage in the conduct of a U.S. trade or business. However, and on the assumption that we are not treated as a U.S. corporation by virtue of Code Section 7874 described above if we or any of our non-U.S. affiliates is or are engaged in a trade or business in the U.S., we or our non-U.S. affiliates would be required to pay U.S. corporate income tax on income that is subject to the taxing jurisdiction of the U.S. If this occurs, our results of operations may be adversely affected. In any event, Aon Corporation and any U.S. subsidiaries will be subject to U.S. corporate income tax on any worldwide income of any such U.S. company, and Aon Corporation’s foreign subsidiaries may be subject to U.S. corporate income tax on income that is effectively connected with the conduct of a U.S. trade or business.

The Redomestication may not allow us to maintain a competitive global tax rate.

We believe that the Redomestication should significantly improve our ability to maintain a competitive global tax rate because the U.K. has implemented a dividend exemption system that generally does not subject non-U.K. earnings to U.K. tax when such earnings are repatriated to the U.K. in the form of dividends from non-U.K. subsidiaries. This should allow us to optimize our capital allocation and deploy efficient fiscal structures. However, we cannot provide any assurances as to what our global tax rate will be after the Redomestication because of, among other things, uncertainty regarding the nature and extent of our business activities in any particular jurisdiction in the future and the tax laws of such jurisdictions, as well as changes in U.S. and other tax laws, treaties and regulations. Our actual global tax rate may vary from our expectation and that variance may be material. Additionally, the tax laws of the U.K. and other jurisdictions could change in the future, and such changes could cause a material change in our global tax rate.

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

We expect that the merger will not result in any material U.S. federal income tax liability to Aon Corporation or Aon plc. However, the IRS may disagree with our assessments of the effects or interpretation of the tax laws, treaties or regulations or their enforcement with respect to the merger. Nevertheless, even if our conclusions on the U.S. tax treatment of the merger to Aon Corporation and Aon plc do not ultimately prevail, we do not believe that a contrary treatment of the merger by the IRS would result in a material increase in U.S. taxes compared to our pre-merger U.S. tax position. In this event, however, we may not realize the expected tax benefits of the merger and our results of operations may be adversely affected in comparison to what they would have been if our conclusions had ultimately prevailed.

Negative publicity resulting from the merger could adversely affect our business and our share price.

Foreign reincorporations that have been undertaken by other companies have generated significant press coverage, much of which has been negative. In such situations, press coverage has been particularly negative where a company undertaking a proposed reincorporation has a historical connection to a particular U.S. locality or geographic region. Although Aon Corporation grew around the world to be a global leader in many of its businesses and has significant history in the U.K., Aon Corporation was founded in, and has historically been connected to, the Chicago, Illinois area.

Negative publicity generated by the Redomestication could cause our colleagues, particularly those in the United States, generally, and the Chicago area, in particular, to perceive uncertainty regarding future opportunities available to them. In addition, negative publicity could cause some of our clients to be reluctant to do business with us. Either of these events could have a significant adverse impact on our business. Negative publicity could also cause some of our shareholders to sell our shares or decrease the demand for new investors to purchase our shares, which could have an adverse impact on our shares price.

As a result of increased shareholder approval requirements, we have less flexibility as an English public limited company than as a Delaware corporation with respect to certain aspects of capital management.

Under Delaware law, directors may generally issue, without further shareholder approval, any shares authorized in a company’s certificate of incorporation that are not already issued or reserved. Delaware law also provides substantial flexibility in establishing the terms of preferred shares. However, English law provides that a board of directors may only allot shares with the prior authorization of shareholders, such authorization being up to the aggregate nominal amount of shares and for a maximum period of five years, each as specified in the articles of association or relevant shareholder resolution. This authorization would need to be renewed by our shareholders upon its expiration (i.e., at least every five years). Our articles of association authorize the allotment of additional shares, and renewal of such authorization for additional five year terms may be sought more frequently.

English law also generally provides shareholders with preemptive rights when new shares are issued for cash; however, it is possible for the articles of association, or shareholders in general meeting, to exclude preemptive rights. Such an exclusion of preemptive rights may be for a maximum period of up to five years from the date of adoption of the articles of association, if the exclusion is contained in the articles of association, or from the date of the shareholder resolution, if the exclusion is by shareholder resolution; in either case, this exclusion would need to be renewed upon its expiration (i.e., at least every five years). Our articles of association exclude preemptive rights, and renewal of such exclusion for additional five year terms may be sought more frequently.

English law also generally prohibits a company from repurchasing its own shares by way of “off market purchases” without the prior approval of 75 percent of shareholders by special resolution. Such approval lasts for a maximum period of up to five years. English law prohibits us from conducting “on market purchases” as our shares are not traded on a recognized investment exchange in the U.K. Special resolutions were adopted to permit “off market purchases” prior to the effective time of the merger. These special resolutions will need to be renewed upon expiration (i.e., at least every five years) but may be sought more frequently for additional five year terms.

The enforcement of civil liabilities against us may be more difficult.

Because we are a public limited company incorporated under English law, investors could experience more difficulty enforcing judgments obtained against us in U.S. courts than would have been the case for U.S. judgments obtained against Aon Corporation. In addition, it may be more difficult (or impossible) to bring some types of claims against us in courts in England than it would be to bring similar claims against a U.S. company in a U.S. court.

We are a public limited company incorporated under the laws of England and Wales. Therefore, it may not be possible to effect service of process upon us within the United States in order to enforce judgments of U.S. courts against us based on the civil liability provisions of the U.S. federal securities laws.

There is doubt as to the enforceability in England and Wales, in original actions or in actions for enforcement of judgments of U.S. courts, of civil liabilities solely based on the U.S. federal securities laws. The English courts will, however, treat any amount payable by us under the U.S. judgment as a debt and new proceedings can be commenced in the English courts to enforce this debt against us. The following criteria must be satisfied in order for the English court to enforce the debt created by the U.S. judgment:

•      the U.S. judgment must be for a debt or definite sum of money;

•      the U.S. judgment must be final and conclusive;

•      the U.S. court must, in the circumstances of the case, have had  jurisdiction according to the English rules of private international law;

•      the U.S. judgment must not have been obtained by fraud;

•      the enforcement of the U.S. judgment must not be contrary to U.K. public policy; and

•      the proceedings in which the U.S. judgment was obtained must not have been conducted contrary to the rules of natural justice.

The market for Class A Ordinary Shares may differ from the market for Aon Corporation shares.

Although the Class A Ordinary Shares are listed on the NYSE under the symbol “AON,” which is the same symbol under which shares of Aon Corporation were listed, the market prices, trading volume and volatility of the Class A Ordinary Shares could be different from those of the Aon Corporation shares.

Transfers of the Class A Ordinary Shares may be subject to stamp duty or SDRT in the U.K., which would increase the cost of dealing in the Class A Ordinary Shares as compared to the Aon Corporation shares.

Stamp duty and/or SDRT are imposed in the U.K. on certain transfers of chargeable securities (which include shares in companies incorporated in the U.K.) at a rate of 0.5 percent of the consideration paid for the transfer. Certain transfers of shares to depositaries or into clearance systems are charged at a higher rate of 1.5 percent.

You are strongly encouraged to hold your Class A Ordinary Shares in book entry form through the facilities of DTC. Transfers of shares held in book entry form through DTC will not attract a charge to stamp duty or SDRT in the U.K. A transfer of title in the shares from within the DTC system out of DTC and any subsequent transfers that occur entirely outside the DTC system will attract a charge to stamp duty at a rate of 0.5 percent of any consideration, which is payable by the transferee of the shares. Any such duty must be paid (and the relevant transfer document stamped by HMRC) before the transfer can be registered in the books of Aon UK. If those shares are redeposited into DTC, the redeposit will attract stamp duty or SDRT at a rate of 1.5 percent of the value of the shares.

We have put in place arrangements to require that shares held in certificated form cannot be transferred into the DTC system until the transferor of the shares has first delivered the shares to a depository specified by us so that SDRT may be collected in connection with the initial delivery to the depository. Any such shares will be evidenced by a receipt issued by the depository. Before the transfer can be registered in our books, the transferor will also be required to put in the depository funds to settle the resultant liability to SDRT, which will be charged at a rate of 1.5 percent of the value of the shares.

Following the decision of the First Tier Tribunal (Tax Chamber) in HSBC Holdings plc, The Bank of New York Mellon Corporation v HMRC 2012 UKFTT 163 (TC) and the announcement by HMRC that it will not seek to appeal the decision, HMRC is no longer enforcing the charge to SDRT on the issue of shares into either EU or non-EU depository receipt or clearance systems. It is possible that the UK government may change the law in relation to stamp duty and SDRT in response to this decision, and that this would have a material effect on the cost of dealing in our shares.

If the Class A Ordinary Shares are not eligible for continued deposit and clearing within the facilities of DTC, then transactions in our securities may be disrupted.

The facilities of DTC are a widely-used mechanism that allow for rapid electronic transfers of securities between the participants in the DTC system, which include many large banks and brokerage firms. We believe that prior to the merger approximately 99% of the outstanding shares of common stock of Aon Corporation were held within the DTC system. The Class A Ordinary Shares of Aon plc are, at present, eligible for deposit and clearing within the DTC system. In connection with the closing of the merger, we entered into arrangements with DTC whereby we agreed to indemnify DTC for any stamp duty and/or SDRT that may be assessed upon it as a result of its service as a depository and clearing agency for our Class A Ordinary Shares. In addition, we have obtained a ruling from HMRC in respect of the stamp duty and SDRT consequences of the reorganization, and SDRT has been paid in accordance with the terms of this ruling in respect of the deposit of Class A Ordinary Shares with the initial depository. DTC will generally have discretion to cease to act as a depository and clearing agency for the Class A Ordinary Shares. If DTC determines at any time that the Class A Ordinary Shares are not eligible for continued deposit and clearance within its facilities, then we believe the Class A Ordinary Shares would not be eligible for continued listing on a U.S. securities exchange or inclusion in the S&P 500 and trading in the Class A Ordinary Shares would be disrupted. While we would pursue alternative arrangements to preserve our listing and maintain trading, any such disruption could have a material adverse effect on the trading price of the Class A Ordinary Shares.

We expect to incur transaction costs in connection with the completion of the Redomestication.

We plan to examine various potential transactions for the further repositioning of our organizational structure and certain of our subsidiaries. We refer to these activities and transactions as “subsequent actions.” Aon Corporation could recognize gain, and be subject to U.S. federal income tax on any such gain, as a result of one or more of these transactions. The amount of income taxes incurred in connection with any transactions will depend on a number of factors. Based on information currently available, we do not expect any transactions to have a significant impact on our reported income tax expense.

We are also reevaluating the ability to realize our deferred tax assets related to U.S. operations under our new Aon plc corporate structure and we may recognize a non-cash, deferred tax expense upon the conclusion of this evaluation. Based on information currently available, we do not expect the additional deferred tax expense, if any, to be significant.

The Redomestication will result in additional ongoing costs to us.

The Redomestication will result in an increase in some of our ongoing expenses and require us to incur some new expenses. Some costs, including those related to employees in our U.K. offices and holding board meetings in the U.K., are expected to be higher than would be the case if our principal executive offices were not relocated to the U.K.. We also expect to incur new expenses, including professional fees and SDRT in connection with settlement of equity-based awards under our stock or share incentive plans, to comply with U.K. corporate and tax laws.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  None.

(c)  Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the first quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
1/1/12 — 1/31/12	—	$—	—	$1,186,934,206
2/1/12 — 2/29/12	2,068,702	48.32	2,068,702	1,086,978,127
3/1/12 — 3/31/12	—	—	—	1,086,978,127
Total	2,068,702	$48.32	2,068,702	1,086,978,127

(1)         Does not include commissions paid to repurchase shares.

(2)         In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions.  In the first three months of 2012, we repurchased 2.1 million shares through this program through the open market or in privately negotiated transactions.  As a result of the Redomestication, the 2010 share Repurchase Plan, which related to common stock of Aon Corporation, was no longer of effect. In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased.  Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

ITEM 6.                                                EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

May 8, 2012	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger and Reorganization by and among Aon Corporation and Market Mergeco Inc. dated January 12, 2012 — incorporated by reference to Annex A to the Registration Statement on Form S-4/A (File No. 333-178991) filed by Aon Global Limited on February 6, 2012

2.2

Amendment No. 1 to Merger Agreement, dated as of March 12, 2012, between Aon Corporation and Market Mergeco Inc. — incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on March 12, 2012

10.1#	International Assignment Letter with Gregory C. Case, dated January 12, 2012 — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2012
10.2#

Amendment, effective as of March 27, 2012, to Employment Agreement between Aon Corporation and Christa Davies dated as of October 3, 2007 — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 30, 2012

10.3#

Change in Control Agreement, entered into as of March 27, 2012, between Aon Corporation and Christa Davies — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 30, 2012

10.4#	International Assignment Letter with Christa Davies, dated January 12, 2012 — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 13, 2012
10.5#	International Assignment Letter with Stephen P. McGill, dated January 12, 2012 — incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 13, 2012
10.6#	International Assignment Letter with Michael J. O’Connor, dated January 12, 2012 — incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 13, 2012
10.7#	Separation Agreement effective as of February 13, 2012, between Aon Corporation and Baljit Dail — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2012
10.8#	Employment Agreement dated as of September 30, 2010 between Aon Corporation and Kristi Savacool.
10.9#	Amendment to Employment Agreement dated as of May 16, 2011 between Aon Corporation and Kristi Savacool
10.10#

Employment Agreement, dated and effective as of March 27, 2012, between Aon Corporation and Gregory J. Besio — incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 30, 2012

10.11#

Change in Control Agreement, entered into as of March 27, 2012, between Aon Corporation and Gregory J. Besio — incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 30, 2012

10.12#	International Assignment Letter dated as of January 12, 2012 between Aon Corporation and Gregory J. Besio
10.13#	Aon Corporation Leadership Performance Program for 2012-2014.
10.14

$400,000,000 Five-Year Credit Agreement dated as of March 20, 2012 among Aon Corporation, as borrower, the lenders party thereto, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Bank of America, N.A., as syndication agents, The Royal Bank of Scotland Plc and Wells Fargo Bank, National Association, as documentation agents and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as joint lead arrangers and joint book managers — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2012

10.15#	Form of Change in Control Agreement
10.16#	Senior Executive Incentive Compensation Plan
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document

# Indicates a management contract or compensatory plan or arrangement.