Form 10-Q
period 2012-06-30
Aon plc
filed 2012-08-08
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of June 30, 2012:  322,406,542

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS

Aon plc

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
(millions, except share data)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue
Commissions, fees and other	$2,813	$2,799	$5,642	$5,547
Fiduciary investment income	8	12	20	23
Total revenue	2,821	2,811	5,662	5,570

Expenses
Compensation and benefits	1,639	1,612	3,300	3,209
Other general expenses	788	759	1,566	1,523
Total operating expenses	2,427	2,371	4,866	4,732
Operating income	394	440	796	838
Interest income	2	4	5	10
Interest expense	(57)	(63)	(116)	(126)
Other income (expense)	12	(29)	12	(14)
Income from continuing operations before income taxes	351	352	697	708
Income taxes	96	87	193	190
Income from continuing operations	255	265	504	518

(Loss) income from discontinued operations before income taxes	(1)	1	(1)	5
Income taxes	—	(1)	—	1
(Loss) income from discontinued operations	(1)	2	(1)	4

Net income	254	267	503	522
Less: Net income attributable to noncontrolling interests	8	9	19	18
Net income attributable to Aon shareholders	$246	$258	$484	$504

Net income (loss) attributable to Aon shareholders
Income from continuing operations	$247	$256	$485	$500
(Loss) income from discontinued operations	(1)	2	(1)	4
Net income	$246	$258	$484	$504
Basic net income per share attributable to Aon shareholders
Continuing operations	$0.74	$0.76	$1.46	$1.48
Discontinued operations	—	—	—	0.01
Net income	$0.74	$0.76	$1.46	$1.49

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.73	$0.75	$1.44	$1.45
Discontinued operations	—	—	—	0.01
Net income	$0.73	$0.75	$1.44	$1.46

Cash dividends per share paid on ordinary shares	$0.16	$0.15	$0.31	$0.30
Weighted average ordinary shares outstanding - basic	332.0	337.7	332.2	338.7
Weighted average ordinary shares outstanding - diluted	335.6	342.7	336.1	344.0

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon plc

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
(millions)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income	$254	$267	$503	$522
Less: Net income attributable to noncontrolling interests	8	9	19	18
Net income attributable to Aon shareholders	$246	$258	$484	$504
Other comprehensive (loss) income, net of tax:
Change in fair value of derivatives	(17)	(1)	(10)	(5)
Foreign currency translation adjustments	(197)	2	(93)	197
Post-retirement benefit obligation	18	15	39	27
Total other comprehensive (loss) income	(196)	16	(64)	219
Less: Other comprehensive loss attributable to noncontrolling interests	(3)	—	(2)	—
Total other comprehensive (loss) income attributable to Aon shareholders	(193)	16	(62)	219
Comprehensive income attributable to Aon shareholders	$53	$274	$422	$723

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon plc

Condensed Consolidated Statements of Financial Position

(millions, except nominal and par value)	June 30, 2012	Dec. 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$286	$272
Short-term investments	516	785
Receivables, net	3,075	3,183
Fiduciary assets	12,736	10,838
Other current assets	443	427
Total Current Assets	17,056	15,505
Goodwill	8,713	8,770
Intangible assets, net	3,106	3,276
Fixed assets, net	797	783
Investments	200	239
Other non-current assets	935	979
TOTAL ASSETS	$30,807	$29,552

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$12,736	$10,838
Short-term debt and current portion of long-term debt	392	337
Accounts payable and accrued liabilities	1,339	1,832
Other current liabilities	733	753
Total Current Liabilities	15,200	13,760
Long-term debt	4,098	4,155
Pension and other post employment liabilities	1,967	2,192
Other non-current liabilities	1,332	1,325
TOTAL LIABILITIES	22,597	21,432

EQUITY
Ordinary shares (2012 - $0.01 nominal value; 2011 - $1.00 par value) Authorized: 750 shares (issued: 2012 - 322.4; 2011 - 386.4)	3	386
Additional paid-in capital	4,279	4,021
Retained earnings	6,302	8,594
Treasury shares at cost (shares: 2012 - 0; 2011 - 59.6)	—	(2,553)
Accumulated other comprehensive loss	(2,432)	(2,370)
TOTAL AON SHAREHOLDERS’ EQUITY	8,152	8,078
Noncontrolling interests	58	42
TOTAL EQUITY	8,210	8,120
TOTAL LIABILITIES AND EQUITY	$30,807	$29,552

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon plc

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2011	386.4	$4,407	$8,594	$(2,553)	$(2,370)	$42	$8,120
Net income	—	—	484	—	—	19	503
Retirement of treasury shares	(60.0)	(60)	(2,412)	2,472	—	—	—
Shares issued - employee benefit plans	1.3	(10)	—	—	—	—	(10)
Shares purchased	(5.3)	—	(250)	(100)	—	—	(350)
Shares reissued - employee benefit plans	—	(181)	(12)	181	—	—	(12)
Tax benefit - employee benefit plans	—	21	—	—	—	—	21
Share-based compensation expense	—	105	—	—	—	—	105
Dividends to shareholders	—	—	(102)	—	—	—	(102)
Change in net derivative gains/losses	—	—	—	—	(10)	—	(10)
Net foreign currency translation adjustments	—	—	—	—	(91)	(2)	(93)
Net post-retirement benefit obligation	—	—	—	—	39	—	39
Purchase of subsidiary shares from non-controlling interest	—	—	—	—	—	5	5
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(6)	(6)
Balance at June 30, 2012	322.4	$4,282	$6,302	$—	$(2,432)	$58	$8,210

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Aon plc

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(millions)	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$503	$522
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses, net	—	(4)
Depreciation of fixed assets	112	111
Amortization of intangible assets	208	182
Share-based compensation expense	105	121
Deferred income taxes	23	17
Change in assets and liabilities:
Fiduciary receivables	(1,501)	(680)
Short term investments - funds held on behalf of clients	(519)	(742)
Fiduciary liabilities	2,020	1,422
Receivables, net	81	(18)
Accounts payable and accrued liabilities	(500)	(303)
Restructuring reserves	(38)	(54)
Current income taxes	48	122
Pension and other post employment liabilities	(200)	(146)
Other assets and liabilities	(73)	(131)
CASH PROVIDED BY OPERATING ACTIVITIES	269	419

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	51	96
Purchases of long-term investments	(7)	(20)
Net sales of short-term investments - non-fiduciary	259	290
Acquisition of businesses, net of cash acquired	(82)	(95)
Proceeds from sale of businesses	1	8
Capital expenditures	(129)	(99)
CASH PROVIDED BY INVESTING ACTIVITIES	93	180

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(350)	(653)
Issuance of shares for employee benefit plans	64	162
Issuance of debt	332	1,469
Repayment of debt	(305)	(1,504)
Cash dividends to shareholders	(102)	(100)
Purchase of shares from noncontrolling interests	1	—
Dividends paid to noncontrolling interests	(6)	(6)
CASH USED FOR FINANCING ACTIVITIES	(366)	(632)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	18	(13)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14	(46)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	272	346
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$286	$300

Supplemental disclosures:
Interest paid	$132	$150
Income taxes paid, net of refunds	$99	$14

See accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements and Notes thereto have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The Condensed Consolidated Financial Statements include the accounts of Aon plc and all controlled subsidiaries (“Aon” or the “Company”).  All material intercompany accounts and transactions have been eliminated.  The Condensed Consolidated Financial Statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows for all periods presented.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results for the three and six months ended June 30, 2012 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2012.

Company Redomestication

On April 2, 2012, the Company completed the reorganization of the corporate structure of the group of companies controlled by its predecessor, Aon Corporation, as holding company of the Aon group, pursuant to which Aon Corporation merged with one of its indirect, wholly-owned subsidiaries and Aon plc became the publicly-held parent company of the Aon group.  This transaction is referred to as the Redomestication.  In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc.  Likewise, equity incentive and compensation plans were assumed by Aon plc and amended to provide that those plans will now provide for the award and issuance of Class A Ordinary Shares instead of shares of common stock of Aon Corporation on a one-for-one basis.  Shares of treasury stock of Aon Corporation were cancelled in the Redomestication.  Any references to “Aon”, “the Company”, “us”, or “we,” or any similar references relating to periods before the Redomestication shall be construed as references to Aon Corporation, being the previous parent company of the Aon group.

Reclassification

Certain amounts in prior year’s Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2012 presentation. In prior periods, remeasurement gains and losses from foreign currency transactions and related derivative instruments were recognized in Other general expenses in the Condensed Consolidated Statements of Income. These gains and losses are now included in Other income (expense) in the Condensed Consolidated Statements of Income and disclosed in Note 4 to these Condensed Consolidated Financial Statements. The Company believes this provides greater clarity into the income generated from operations.

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

2.  Accounting Principles and Practices

Changes in Accounting Principles

Goodwill Impairment

In September 2011, the Financial Accounting Standards Board (“FASB”) issued final guidance on goodwill impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual two-step test.  The two-step test requires an entity to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the reporting unit’s fair value is less than its carrying amount, Step 2 of the test must be performed to measure the amount of goodwill impairment, if any.  The recently issued guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity concludes that this is the case, it must perform the two-step test.  Otherwise, the two-step test is not required.  The Company early adopted this guidance in the fourth quarter 2011.  The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Comprehensive Income

In June 2011, the FASB issued guidance that updates principles related to the presentation of comprehensive income.  The revised guidance requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The guidance, which must be applied retroactively, was effective for Aon beginning in the first quarter of 2012.  The adoption of this guidance affects only the presentation of these Condensed Consolidated Financial Statements, and had no effect on the financial condition, results of operations or cash flows of the Company.

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

The Company is required to hold £77 million of operating funds in the U.K., which were included in Short-term investments.  These operating funds, when translated to U.S. dollars, were $120 million at June 30, 2012 and December 31, 2011, respectively.  Cash and cash equivalents included restricted balances of $70 million and $71 million at June 30, 2012 and December 31, 2011 respectively.

4.  Other Income (Expense)

Other income (expense) consists of the following (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Equity earnings (losses)	$3	$(2)	$8	$4
Realized (loss) gain on sale of investments	(8)	(1)	2	9
Foreign currency remeasurement gains (losses)	18	(4)	—	(6)
Hedging losses	(2)	(2)	—	(2)
Loss on extinguishment of debt	—	(19)	—	(19)
Other	1	(1)	2	—
	$12	$(29)	$12	$(14)

5.  Acquisitions and Dispositions

Acquisitions

During the six months ended June 30, 2012, the Company completed the acquisition of two businesses in the HR Solutions segment and three businesses in the Risk Solutions segment.  During the six months ended June 30, 2011, the Company completed the acquisition of two businesses in the Risk Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions.

	Six months ended June 30,
(millions)	2012	2011
Consideration	$96	$92

Intangible assets:
Goodwill	$57	$59
Other intangible assets	42	28
	$99	$87

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period.

Dispositions — Continuing Operations

During the six months ended June 30, 2012, the Company completed the sale of one business in the Risk Solutions segment and one business in the HR Solutions segment.  A pretax gain of $2 million was recognized on these sales, which is included in Other income (expense) in the Condensed Consolidated Statements of Income. During the six months ended June 30, 2011, the Company completed the sale of one business in the HR Solutions segment.  A pretax loss of $1 million was recognized on this sale, which is included in Other income (expense) in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by operating segment for the six months ended June 30, 2012 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2011	$5,557	$3,213	$8,770
Goodwill related to current year acquisitions	52	5	57
Goodwill related to other prior year acquisitions	(6)	—	(6)
Transfer related to Health and Benefits Consulting (1)	313	(313)	—
Foreign currency translation	(101)	(7)	(108)
Balance as of June 30, 2012	$5,815	$2,898	$8,713

(1)          Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.

Other intangible assets by asset class are as follows (in millions):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks	$1,024	$—	$1,024	$1,024	$—	$1,024

Intangible assets with finite lives:
Trademarks	4	2	2	4	1	3
Customer Related and Contract Based	2,642	789	1,853	2,608	615	1,993
Marketing, Technology and Other	599	372	227	606	350	256
	$4,269	$1,163	$3,106	$4,242	$966	$3,276

Amortization expense on finite lived intangible assets was $104 million and $208 million for the three and six months ended June 30, 2012, respectively.  Amortization expense on finite lived intangible assets was $91 million and $182 million for the three and six months ended June 30, 2011, respectively.

The estimated future amortization for intangible assets as of June 30, 2012 is as follows (in millions):

	HR Solutions	Risk Solutions	Total
Remainder of 2012	$146	$67	$213
2013	275	108	383
2014	238	93	331
2015	208	78	286
2016	174	68	242
Thereafter	475	152	627
	$1,516	$566	$2,082

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, Aon announced a global restructuring plan (“Aon Hewitt Plan”) in connection with the acquisition of Hewitt Associates, Inc.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 1,500 to 1,800 job eliminations. The Company expects these restructuring activities and related expenses to affect continuing operations into 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate rationalization across the Company.

From the inception of the Aon Hewitt Plan through June 30, 2012, approximately 1,540 jobs have been eliminated and total expenses of $182 million have been incurred.  The Company recorded $13 million and $25 million of restructuring and related charges in the three and six months ended June 30, 2012, respectively.  The Company recorded $31 million and $54 million of restructuring and related charges in the three and six months ended June 30, 2011, respectively.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Second Quarter 2012	Six Months 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$12	$19	$132	$180
Lease consolidation	3	32	1	5	40	95
Asset impairments	—	7	—	1	8	47
Other costs associated with restructuring (2)	—	2	—	—	2	3
Total restructuring and related expenses	$52	$105	$13	$25	$182	$325

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

Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.  Restructuring costs associated with the Health and Benefits Consulting business are reflected in the Risk Solutions segment, including $41 million that was reclassified from the HR Solutions segment to the Risk Solutions segment for 2011.  During the second quarter 2011, $31 million in restructuring expenses were recorded, $10 million of which related to the Health and Benefits Consulting business.  The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Second Quarter 2012	Six Months 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan
HR Solutions	$52	$49	$11	$20	$121	$255
Risk Solutions	—	56	2	5	61	70
Total restructuring and related expenses	$52	$105	$13	$25	$182	$325

Aon Benfield Restructuring Plan

The Company announced a global restructuring plan (“Aon Benfield Plan”) in conjunction with its acquisition of Benfield in 2008.  The Aon Benfield Plan was intended to integrate and streamline operations across the combined Aon Benfield organization.  The Aon Benfield Plan included 810 job eliminations. Additionally, duplicate space and assets were abandoned. The Company incurred all remaining costs for the Aon Benfield Plan and the plan was closed in the first quarter 2012.

The Company recorded $8 million of restructuring and related charges in the six months ended June 30, 2012.  The Company recorded a net restructuring benefit of $12 million and $5 million in the three and six months ended June 30, 2011, respectively. All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs by type that have been incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	2011	Second Quarter 2012	Six Months 2012	Inception to Date	Total Cost for Restructuring Plan
Workforce reduction	$32	$38	$15	$33	$—	$8	$126	$126
Lease consolidation	20	14	7	(15)	—	—	26	26
Asset impairments	—	2	2	—	—	—	4	4
Other costs associated with restructuring	1	1	2	1	—	—	5	5
Total restructuring and related expenses	$53	$55	$26	$19	$—	$8	$161	$161

As of June 30, 2012, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt	Aon Benfield
	Plan	Plan	2007 Plan	Other	Total
Balance at December 31, 2011	$95	$20	$50	$8	$173
Expensed	24	8	—	—	32
Cash payments	(39)	(19)	(10)	(2)	(70)
Foreign exchange translation and other	—	1	(2)	—	(1)
Balance at June 30, 2012	$80	$10	$38	$6	$134

8.  Investments

The Company earns income on cash balances and investments, as well as on premium trust balances that the Company maintains for premiums collected from insureds but not yet remitted to insurance companies, and funds held under the terms of certain outsourcing agreements to pay certain obligations on behalf of clients.  Premium trust balances and a corresponding liability are included in Fiduciary assets and Fiduciary liabilities in the accompanying Condensed Consolidated Statements of Financial Position.

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$286	$272
Short-term investments	516	785
Fiduciary assets (1)	4,676	4,190
Investments	200	239
	$5,678	$5,486

(1)  Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

The Company’s investments are as follows (in millions):

	June 30,	December 31,
	2012	2011
Equity method investments (2)	$129	$164
Other investments, at cost	53	60
Fixed-maturity securities	18	15
	$200	$239

(2)  The reduction in equity method investments is primarily due to redemptions.

9.  Debt

The Company uses the proceeds from the commercial paper market from time to time in order to meet short-term working capital needs.  At June 30, 2012, the Company had $107 million of commercial paper outstanding as compared to the $50 million of commercial paper outstanding at December 31, 2011.  The weighted average commercial paper outstanding for the three and six months ended June 30, 2012 was $88 million and $55 million, respectively.  The weighted average interest rate of the commercial paper outstanding for the three and six months ended June 30, 2012 was 0.51% and 0.50%, respectively.

On March 20, 2012, the Company entered into a $400 million five year credit agreement (“Revolving Credit Agreement”).  Borrowings under the Revolving Credit Agreement will bear interest, at the Company’s option, at a rate equal to either (a) the rate for eurodollar deposits as reflected on the applicable Reuters LIBOR01 page for the interest period relevant to such borrowing (“Eurodollar Rate”), plus the applicable margin or (b) the highest of (i) the rate of interest publicly announced by Citibank as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%, in each case plus the applicable margin.  The applicable margin for borrowings under the Revolving Credit Agreement may change depending on achievement of certain public debt ratings.  The Revolving Credit Agreement has a maturity date of March 20, 2017 and contains covenants with respect to the ratio of consolidated funded debt to consolidated adjusted EBITDA (which may not be more than the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated funded debt to consolidated adjusted EBITDA then set forth in certain of Aon’s other credit facilities), as well as other customary covenants, undertakings and events of default.  In conjunction with the Company entering into the Revolving Credit Agreement, the prior revolving credit agreement dated December 4, 2009 was terminated.  There were no borrowings on the Revolving Credit Agreement at June 30, 2012.  On April 2, 2012, in connection with the Redomestication, Aon plc became party to the Revolving Credit Agreement and guaranteed the obligations of Aon Corporation thereunder.  The Company was in compliance with all debt covenants as of June 30, 2012.

10.  Shareholders’ Equity

Redomestication

Prior to the Redomestication, the Company accounted for purchases of its outstanding common stock using the treasury stock method included in U.S. GAAP. Under this method, the Company recorded purchases of its own outstanding common stock as a reduction to Additional paid-in capital based on the cost of the shares acquired. Under U.K. law, when the Company repurchases its outstanding shares, those shares are treated as cancelled. In April 2012, the Company constructively cancelled 60 million shares of treasury stock related to the Redomestication. The impact of the cancellation of all outstanding treasury shares was a decrease in Ordinary shares and Retained earnings of $60 million and $2.4 billion, respectively. The balance of Treasury stock at cost of $2.5 billion was also eliminated as part of the cancellation. Additionally, effective upon the completion of the Redomestication, the par value of Aon’s outstanding equity shares decreased from $1.00 to $0.01. The impact of this change was a decrease in Ordinary shares of $323 million, and an increase in Additional paid-in capital of $323 million.

As a U.K. incorporated company, Aon plc must have “distributable reserves” to make share repurchases or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount. On April 4, 2012, the Company received approval from the English Companies Court to reduce its share premium and in connection with that approval, recognized distributable reserves in the amount of $8 billion.

Ordinary Shares

In January 2010, the Company’s Board of Directors authorized a share repurchase program under which up to $2.0 billion of common stock may be repurchased (“2010 Share Repurchase Program”).  Shares could be repurchased through the open market or in privately negotiated transactions, including structured repurchase programs, from time to time, based on prevailing market conditions, and were to be funded from available capital.  Any repurchased shares were to be available for employee stock plans and for other corporate purposes.

During the three months ended March 31, 2012, the Company repurchased 2.1 million shares at an average price per share of $48.32 for a total cost of $100 million.  Since the inception of the 2010 Share Repurchase Program, the Company has repurchased a total of 18.2 million shares for an aggregate cost of $913 million as of March 31, 2012.

The 2010 Share Repurchase Program, which related to common stock of Aon Corporation and preceded the Redomestication, did not extend to shares of Aon plc. In April 2012, the Company’s Board of Directors therefore authorized a share repurchase program under which up to $5.0 billion of Class A ordinary shares may be repurchased (“2012 Share Repurchase Program”). Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

During the three months ended June 30, 2012, the Company repurchased 5.3 million shares at an average price per share of $47.40 for a total cost of $250 million. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $4.7 billion.

Participating Securities

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities, as defined, and therefore, should be included in computing basic and diluted earnings per share using the two class method.  Certain of the Company’s restricted share awards allow the holder to receive a non-forfeitable dividend equivalent.

Income from continuing operations, income (loss) from discontinued operations and net income, attributable to participating securities, were as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Income from continuing operations	$3	$4	$6	$8
Income from discontinued operations	—	—	—	—
Net income	$3	$4	$6	$8

Weighted average shares outstanding are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Shares for basic earnings per share (1)	332.0	337.7	332.2	338.7
Ordinary share equivalents	3.6	5.0	3.9	5.3
Shares for diluted earnings per share	335.6	342.7	336.1	344.0

(1)  Includes 4.8 million and 5.6 million of participating securities for the three months ended June 30, 2012 and 2011, respectively, and 4.8 million and 5.7 million of participating securities for the six months ended June 30, 2012 and 2011, respectively.

Certain ordinary share equivalents, primarily related to options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 1.1 million and 0.1 million for the three months ended June 30, 2012 and 2011, respectively, and 0.6 million and 0.1 million for the six months ended June 30, 2012 and 2011, respectively.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss, net of related tax, are as follows (in millions):

	June 30, 2012	December 31, 2011
Net derivative losses	$(47)	$(37)
Net foreign exchange translation adjustments	33	124
Net postretirement benefit obligations	(2,418)	(2,457)
Accumulated other comprehensive loss, net of tax	$(2,432)	$(2,370)

11.   Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with its most significant international plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended June 30,
	U.S.		International
	2012	2011	2012	2011
Service cost	$—	$—	$4	$5
Interest cost	30	31	66	68
Expected return on plan assets	(32)	(30)	(81)	(73)
Amortization of net actuarial loss	11	7	15	14
Net periodic benefit cost	$9	$8	$4	$14

	Six months ended June 30,
	U.S.		International
	2012	2011	2012	2011
Service cost	$—	$—	$8	$10
Interest cost	60	61	132	134
Expected return on plan assets	(64)	(60)	(161)	(144)
Amortization of net actuarial loss	22	15	29	27
Net periodic benefit cost	$18	$16	$8	$27

Based on current assumptions, in 2012, Aon plans to contribute $237 million and $304 million to its U.S. and most significant international defined benefit pension plans, respectively.  During the six months ended June 30, 2012, contributions of $52 million have been made to the Company’s U.S. pension plans and $175 million have been made to its most significant international pension plans.

12.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Restricted share units (“RSUs”)	$34	$33	$83	$78
Performance share awards (“PSAs”)	13	10	15	35
Share options	1	2	3	5
Employee share purchase plans	2	2	4	3
Total share-based compensation expense	$50	$47	$105	$121

Share Awards

A summary of the status of the Company’s RSUs is as follows (shares in thousands):

	Six months ended June 30,
	2012		2011
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	9,916	$42	10,674	$38
Granted	4,706	45	3,124	52
Vested	(2,986)	42	(4,550)	39
Forfeited	(356)	44	(283)	40
Non-vested at end of period	11,280	44	8,965	42

(1) Represents per share weighted average fair value of award at date of grant

Information as of June 30, 2012 regarding the Company’s PSAs granted during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	As of June 30,	As of December 31,	As of December 31,
	2012	2011	2010
Target PSAs granted	1,369	1,715	1,390
Fair value (1)	$47	$50	$39
Number of shares that would be issued based on current performance levels	1,367	1,131	$1,245
Unamortized expense, based on current performance levels	$58	$30	$8

(1) Represents per share weighted average fair value of award at date of grant.

Share Options

In connection with its incentive compensation plans, the Company did not grant any share options in the six months ended June 30, 2012.  The Company did not grant any share options in the three months ended June 30, 2011. During the six months ended June 30, 2011, the Company granted 80,000 share options at a weighted average exercise price of $53 per share.  The weighted average volatility, expected dividend yield and risk-free rate assumed related to those options were 26.1%, 1.3% and 2.2%, respectively.  The weighted average expected life was 5.5 years, and the weighted average estimated fair value per share was $10.92.

A summary of the status of the Company’s share options and related information is as follows (shares in thousands):

	Six months ended June 30,
	2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	9,116	$32	13,919	$32
Granted	—	—	80	53
Exercised	(1,584)	33	(3,554)	32
Forfeited and expired	(51)	37	(216)	37
Outstanding at end of period	7,481	32	10,229	32
Exercisable at end of period	6,931	31	8,804	30

The weighted average remaining contractual life, in years, of outstanding options was 2.4 years and 3.8 years at June 30, 2012 and 2011, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $46.78 as of June 30, 2012, which would have been received by the option holders had those option holders exercised their options as of that date.  At June 30, 2012, the aggregate intrinsic value of options outstanding was $114 million, of which $111 million was exercisable.

Other information related to the Company’s share options is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Aggregate intrinsic value of share options exercised	$11	$24	$24	$65
Cash received from the exercise of share options	14	39	51	121
Tax benefit realized from the exercise of share options	1	5	2	12

Unamortized deferred compensation expense, which includes both options and awards, amounted to $362 million as of June 30, 2012, with a remaining weighted-average amortization period of approximately 2.1 years.

13.  Derivatives and Hedging

The Company is exposed to market risks, including changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, the Company enters into various derivative instruments that reduce these market risks by creating offsetting exposures.  The Company does not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management

The Company is exposed to foreign exchange risk when it receives revenues, pays expenses, or enters into intercompany loans denominated in a currency that differs from its functional currency.  The Company uses foreign exchange derivatives, typically forward contracts, options and cross currency swaps, to reduce its overall exposure to the effects of currency fluctuations on cash flows.  These exposures are hedged, on average, for less than two years; however, in limited instances, the Company has hedged certain exposures up to five years in the future.

The Company also uses foreign exchange derivatives, typically forward contracts and options, to hedge its net investments in foreign operations for up to two years in the future.

The Company also uses foreign exchange derivatives, typically forward contracts and options, to manage the currency exposure of the Company’s global liquidity profile for one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other income (expense) in the Condensed Consolidated Statements of Income.

Interest Rate Risk Management

The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  The Company monitors the credit worthiness of, and exposure to, its counterparties.  As of June 30, 2012, all net derivative positions were free of credit risk contingent features.  In addition, the Company has received collateral of $6 million from counterparties for derivatives subject to collateral support arrangement as of June 30, 2012. The Company has not pledged any collateral as of June 30, 2012.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivatives accounted for as hedges:
Interest rate contracts	$361	$702	$18	$16	$—	$—
Foreign exchange contracts	1,377	1,297	216	140	257	188
Total	1,738	1,999	234	156	257	188
Derivatives not accounted for as hedges:
Foreign exchange contracts	272	246	3	1	1	1
Total	$2,010	$2,245	$237	$157	$258	$189

(1) Included within Other current assets or Other non-current assets

(2) Included within Other current liabilities or Other non-current liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2012 and 2011 are as follows (in millions):

Gain (Loss) recognized in Accumulated	Three months ended June 30,		Six months ended June 30,
Other Comprehensive Loss:	2012	2011	2012	2011
Cash Flow Hedges:
Interest rate contracts	$—	$—	$—	$(2)
Foreign exchange contracts	(32)	(22)	(30)	(21)
Total	(32)	(22)	(30)	(23)

Foreign Net Investment Hedges:
Foreign exchange contracts	$11	$(4)	$1	$(17)

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):

Cash Flow Hedges:
Interest rate contracts (1)	$—	$—	$—	$—
Foreign exchange contracts (2)	(8)	(18)	(16)	(15)
Total	(8)	(18)	(16)	(15)

Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$—	$—	$—

(1) Included within Fiduciary investment income and Interest expense

(2) Included within Other income (expense) and Interest expense

	Three months ended June 30,				Six months ended June 30,
	Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (2)		Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Fair value hedges:
Foreign exchange contracts	1	5	(1)	(4)	3	(2)	(3)	4

(1) Relates to fixed rate debt

(2) Included in Interest expense

It is estimated that approximately $31 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and six months ended June 30, 2012 and 2011 was not material.

During the three and six months ended June 30, 2012, the Company recorded a gain of $1 million and $7 million, respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.  During the three and six months ended June 30, 2011, the Company recorded a gain of $1 million and no gain (loss), respectively, in Other income (expense) for foreign exchange derivatives not designated or qualifying as hedges.

14.  Fair Value and Financial Instruments

Accounting standards establish a three tier fair value hierarchy that prioritizes the inputs used in measuring fair values as follows:

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

Fixed income investments consist of certain categories of bonds and derivatives. Corporate, government, and agency bonds are valued by pricing vendors who estimate fair value using recently executed transactions and proprietary models based on observable inputs, such as interest rate spreads, yield curves and credit risk. Asset-backed securities are valued by pricing vendors who estimate fair value using discounted cash flow models utilizing observable inputs based on trade and quote activity of securities with similar features. Fixed income derivatives are valued by pricing vendors using observable inputs such as interest rates and yield curves. The Company obtains a detailed understanding of the models, inputs, and assumptions used in developing prices provided by its vendors. This understanding includes discussions with valuation resources at the vendor. During these discussions, the Company uses a fair value measurement questionnaire, which is part of the Company’s internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the pricing vendor and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by a member of management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have not historically been material to the fair value estimates used in the Condensed Consolidated Financial Statements.

Pooled funds consist of various equity, fixed income, commodity, and real estate mutual fund type investment vehicles. Pooled investment funds fair value is estimated based on the proportionate share ownership in the underlying net assets of the investment, which is based on the fair value of the underlying securities that trade on a national securities exchange. Where possible, the Company independently reviews the listing securities in the portfolio and agrees the closing stock prices to a national securities exchange. The Company gains an understanding of the investment guidelines and valuation policies of the fund and discusses fund performance with pooled fund managers. The Company obtains audited fund manager financial statements, when available. If the pooled fund is designed to replicate a publicly traded index, the Company compares the performance of the fund to the index to assess the reasonableness of the fair value measurement.

Alternative investments consist of limited partnerships, private equity and hedge funds. Alternative investment fair value is generally estimated based on the proportionate share ownership in the underlying net assets of the investment as determined by the general partner or investment manager. The valuations are based on various factors depending on investment strategy, proprietary models, and specific financial data or projections. The Company obtains audited fund manager financial statements, when available. The Company obtains a detailed understanding of the models, inputs and assumptions used in developing prices provided by the investment managers (or appropriate party) through regular discussions. During these discussions with the investment managers, the Company uses a fair value measurement questionnaire, which is part of the Company’s internal controls over financial reporting, to obtain the information necessary to assert the model, inputs and assumptions used comply with U.S. GAAP, including disclosure requirements. The Company also obtains observable inputs from the investment manager and independently verifies the observable inputs, as well as assesses assumptions used for reasonableness based on relevant market conditions and internal Company guidelines. If an assumption is deemed unreasonable, based on the Company’s guidelines, it is then reviewed by a member of management and the fair value estimate provided by the vendor is adjusted, if deemed appropriate. These adjustments do not occur frequently and have not historically been material to the fair value estimates in the Condensed Consolidated Financial Statements.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	June 30, 2012	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,928	$2,903	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	6	—	6	—
Derivatives
Interest rate contracts	18	—	18	—
Foreign exchange contracts	219	—	219	—
Liabilities:
Derivatives
Foreign exchange contracts	258	—	258	—

(1)  Includes $2,903 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

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

There were no transfers of assets or liabilities between fair value hierarchy levels in the three and six months ended June 30, 2012 and 2011, respectively. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011, respectively, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of all long-term debt instruments is classified as Level 2. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$4,098	$4,479	$4,155	$4,494

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

Guarantees and Indemnifications

In connection with the Redomestication, the Company on April 2, 2012 entered various agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under issued and outstanding debt securities. Those agreements included the (1) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc, and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and the Trustee), (2) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and the Trustee), (3) Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and the Trustee (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) (4) First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, as issuer, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee, and (5) Amended and Restated Trust Deed, among Aon Corporation, Aon plc, Aon Services Luxembourg & Co S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.) (“Aon Luxembourg”) and BNY Mellon Corporate Trustee Services Limited, as trustee (the “Luxembourg Trustee”) (amending and restating the Trust Deed, dated as of July 1, 2009, as amended and restated on January 12, 2011, among Aon Delaware, Aon Luxembourg and the Luxembourg Trustee).

Effective as of the same date, the Company also entered into agreements pursuant to which it agreed to guarantee the obligations of its subsidiaries arising under the (1) $450,000,000 Term Credit Agreement dated June 15, 2011, among Aon Corporation, as borrower, Bank of America, N.A., as administrative agent and the other agents and lenders party thereto, (2) $400,000,000 Five-Year Agreement dated March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto and (3) €650,00,000 Facility Agreement, dated October 15, 2010, among Aon Corporation, the subsidiaries of Aon Corporation party thereto as borrowers, Citibank International plc, as agent, and the other agents and lenders party thereto, as amended on July 18, 2011.

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

Aon had total letters of credit (“LOCs”) outstanding for approximately $67 million at June 30, 2012, as compared to $75 million at December 31, 2011. These letters of credit cover the beneficiaries related to Aon’s Canadian pension plan scheme and secure deductible retentions for Aon’s own workers compensation program and one of the U.S. pension plans. Aon also has issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $34 million at June 30, 2012.

Aon has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $59 million at June 30, 2012. During the three and six months ended June 30, 2012, the Company funded $1 million and $4 million, respectively, of these commitments.

Aon expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

16.  Related Party Transactions

During the six months ended June 30, 2012, the Company, in the ordinary course of business, provided retail brokerage, consulting and financial advisory services to, and received wholesale brokerage services from, an entity that is controlled by one of the Company’s shareholders.  These transactions were negotiated on an arms-length basis and contain customary terms and conditions.  During the three and six months ended June 30, 2012, commissions and fee revenue from these transactions were approximately $5 million and $8 million, respectively. During the three and six months ended June 30, 2011, commissions and fee revenue from these transactions were $2 million in each period.

17.  Segment Information

The Company has two reportable segments:  Risk Solutions and HR Solutions.  Unallocated income and expenses, when combined with the operating segments and after the elimination of intersegment revenues and expenses, total to the amounts in the Condensed Consolidated Financial Statements.

Reportable operating segments have been determined using a management approach, which is consistent with the basis and manner in which Aon’s chief operating decision-maker (“CODM”) uses financial information for the purposes of allocating resources and evaluating performance.  The CODM assesses performance based on operating income and generally accounts for inter-segment revenue as if the revenue were from third parties and at what management believes are current market prices.  The Company does not present net assets by segment as this information is not reviewed by the CODM.

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

Aon’s total revenue is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Risk Solutions	$1,899	$1,912	$3,804	$3,763
HR Solutions	931	906	1,876	1,821
Intersegment elimination	(9)	(7)	(18)	(14)
Total revenue	$2,821	$2,811	$5,662	$5,570

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Retail brokerage	$1,511	$1,533	$3,005	$2,986
Reinsurance brokerage	380	367	779	754
Total Risk Solutions Segment	1,891	1,900	3,784	3,740

Consulting services	366	367	746	738
Outsourcing	570	545	1,138	1,097
Intrasegment	(5)	(6)	(8)	(14)
Total HR Solutions Segment	931	906	1,876	1,821
Intersegment	(9)	(7)	(18)	(14)
Unallocated	—	—	—	—
Total commissions, fees and other revenue	$2,813	$2,799	$5,642	$5,547

Fiduciary investment income by segment is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Risk Solutions	$8	$12	$20	$23
HR Solutions	—	—	—	—
Total fiduciary investment income	$8	$12	$20	$23

A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Risk Solutions	$384	$378	$750	$725
HR Solutions	58	95	131	178
Segment income from continuing operations before income taxes	442	473	881	903
Unallocated revenue
Unallocated expenses	(48)	(33)	(85)	(65)
Interest income	2	4	5	10
Interest expense	(57)	(63)	(116)	(126)
Other income (expense)	12	(29)	12	(14)
Income from continuing operations before income taxes	$351	$352	$697	$708

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

18.  Guarantee of Registered Securities

As described in Note 15, in connection with the Redomestication, on April 2, 2012, Aon plc (“Parent Guarantor”) entered into various agreements pursuant to which it agreed to guarantee the obligations of Aon Corporation (“Subsidiary Issuer”) arising under issued and outstanding debt securities. Aon Corporation is a 100% indirectly owned subsidiary of Aon plc. The debt securities that are subject to Rule 3-10 of Regulation S-X are the 7.375% debt securities due December 2012, the 3.50% senior notes due September 2015, the 3.125% senior notes due May 2016, the 5.00% senior notes due September 2020, the 8.205% junior subordinated deferrable interest debentures due January 2027 and the 6.25% senior notes due September 2040. All guarantees of Aon plc are full and unconditional. There are no subsidiaries of Aon plc that are guarantors of the debt.

The following tables set forth condensed consolidating statements of financial position as of June 30, 2012 and December 31, 2011, condensed consolidating statements of income for the three and six months ended June 30, 2012 and 2011, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011 in accordance with Rule 3-10 of Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the Parent Guarantor in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Three Months Ended June 30, 2012
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Revenue
Commissions, fees and other	$—	$—	$2,813	$—	$2,813
Fiduciary investment income	—	—	8	—	8
Total revenue	—	—	2,821	—	2,821

Expenses
Compensation and benefits	57	—	1,582	—	1,639
Other general expenses	4	7	777	—	788
Total operating expenses	61	7	2,359	—	2,427
Operating (loss) income	(61)	(7)	462	—	394
Interest income	—	—	2	—	2
Interest expense	—	(40)	(17)	—	(57)
Intercompany interest (expense) income	(3)	47	(44)	—	—
Other (expense) income	—	(5)	17	—	12
(Loss) income from continuing operations before taxes	(64)	(5)	420	—	351
Income tax (benefit) expense	(16)	(2)	114	—	96
(Loss) income from continuing operations	(48)	(3)	306	—	255

Loss from discontinued operations before taxes	—	—	(1)	—	(1)
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	294	268	265	(827)	—

Net income	246	265	570	(827)	254
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$246	$265	$562	$(827)	$246

Condensed Consolidating Statement of Income

	Three Months Ended June 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Revenue
Commissions, fees and other	$—	$—	$2,799	$—	$2,799
Fiduciary investment income	—	—	12	—	12
Total revenue	—	—	2,811	—	2,811

Expenses
Compensation and benefits	—	39	1,573	—	1,612
Other general expenses	—	—	759	—	759
Total operating expenses	—	39	2,332	—	2,371
Operating income	—	(39)	479	—	440
Interest income	—	2	2	—	4
Interest expense	—	(39)	(24)	—	(63)
Intercompany interest income (expense)	—	44	(44)	—	—
Other expense	—	(25)	(4)	—	(29)
(Loss) income from continuing operations before taxes	—	(57)	409	—	352
Income tax (benefit) expense	—	(21)	108	—	87
(Loss) income from continuing operations	—	(36)	301	—	265

Income from discontinued operations before taxes	—	1	—	—	1
Income tax benefit	—	(1)	—	—	(1)
Income from discontinued operations	—	2	—	—	2

Equity in earnings of subsidiaries, net of tax	258	263	229	(750)	—

Net income	258	229	530	(750)	267
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	$258	$229	$521	$(750)	$258

Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2012
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$5,642	$—	$5,642
Fiduciary investment income	—	1	19	—	20
Total revenue	—	1	5,661	—	5,662

Expenses
Compensation and benefits	57	66	3,177	—	3,300
Other general expenses	3	22	1,541	—	1,566
Total operating expenses	60	88	4,718	—	4,866
Operating (loss) income	(60)	(87)	943	—	796
Interest income	—	—	5	—	5
Interest expense	—	(80)	(36)	—	(116)
Intercompany interest (expense) income	(3)	93	(90)	—	—
Other income	—	3	9	—	12
(Loss) income from continuing operations before taxes	(63)	(71)	831	—	697
Income tax (benefit) expense	(16)	(27)	236	—	193
(Loss) income from continuing operations	(47)	(44)	595	—	504

Loss from discontinued operations before taxes	—	—	(1)	—	(1)
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	531	517	473	(1,521)	—

Net income	484	473	1,067	(1,521)	503
Less: Net income attributable to noncontrolling interest	—	—	19	—	19
Net income attributable to Aon shareholders	$484	$473	$1,048	$(1,521)	$484

Condensed Consolidating Statement of Income

	Six Months Ended June 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Revenue
Commissions, fees and other	$—	$—	$5,547	$—	$5,547
Fiduciary investment income	—	1	22	—	23
Total revenue	—	1	5,569	—	5,570

Expenses
Compensation and Benefits	—	100	3,109	—	3,209
Other general expenses	—	—	1,523	—	1,523
Total operating expenses	—	100	4,632	—	4,732
Operating (loss) income	—	(99)	937	—	838
Interest income	—	4	6	—	10
Interest expense	—	(91)	(35)	—	(126)
Intercompany interest income (expense)	—	88	(88)	—	—
Other (expense) income	—	(27)	13	—	(14)
(Loss) income from continuing operations before taxes	—	(125)	833	—	708
Income tax (benefit) expense	—	(46)	236	—	190
(Loss) income from continuing operations	—	(79)	597	—	518

Income from discontinued operations before taxes	—	5	—	—	5
Income tax expense	—	1	—	—	1
Income from discontinued operations	—	4	—	—	4

Equity in earnings of subsidiaries, net of tax	504	510	435	(1,449)	—

Net income	504	435	1,032	(1,449)	522
Less: Net income attributable to noncontrolling interests	—	—	18	—	18
Net income attributable to Aon shareholders	$504	$435	$1,014	$(1,449)	$504

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2012
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Net income	$246	$265	$570	$(827)	$254
Less: Net income attributable to noncontrolling interests	—	—	8	—	8
Net income attributable to Aon shareholders	$246	$265	$562	$(827)	$246
Other comprehensive loss, net of tax:
Change in fair value of derivatives	—	—	(17)	—	(17)
Foreign currency translation adjustments	—	(1)	(196)	—	(197)
Post-retirement benefit obligation	—	5	13	—	18
Total other comprehensive income (loss)	—	4	(200)	—	(196)
Equity in other comprehensive (loss) income of subsidiaries, net of tax	(193)	(197)	(193)	583	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(3)	—	(3)
Total other comprehensive loss attributable to Aon shareholders	(193)	(193)	(390)	583	(193)
Comprehensive income (loss) attributable to Aon shareholders	$53	$72	$172	$(244)	$53

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended June 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Net income	$258	$229	$530	$(750)	$267
Less: Net income attributable to noncontrolling interests	—	—	9	—	9
Net income attributable to Aon shareholders	$258	$229	$521	$(750)	$258
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	—	(1)	—	(1)
Foreign currency translation adjustments	—	(7)	9	—	2
Post-retirement benefit obligation	—	2	13	—	15
Total other comprehensive (loss) income	—	(5)	21	—	16
Equity in other comprehensive income (loss) of subsidiaries, net of tax	16	21	16	(53)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income attributable to Aon shareholders	16	16	37	(53)	16
Comprehensive income attributable to Aon Shareholders	$274	$245	$558	$(803)	$274

Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2012
(millions)	Parent Guarantor	Subsidiary Issuer	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$484	$473	$1,067	$(1,521)	$503
Less: Net income attributable to noncontrolling interests	—	—	19	—	19
Net income attributable to Aon shareholders	$484	$473	$1,048	$(1,521)	$484
Other comprehensive loss, net of tax:
Change in fair value of derivatives	—	1	(11)	—	(10)
Foreign currency translation adjustments	—	—	(93)	—	(93)
Post-retirement benefit obligation	—	7	32	—	39
Total other comprehensive income (loss)	—	8	(72)	—	(64)
Equity in other comprehensive (loss) income of subsidiaries, net of tax	(62)	(70)	(62)	194	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	(2)	—	(2)
Total other comprehensive loss attributable to Aon shareholders	(62)	(62)	(132)	194	(62)
Comprehensive income attributable to Aon shareholders	$422	$411	$916	$(1,327)	$422

Condensed Consolidating Statement of Comprehensive Income

	Six Months Ended June 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Net income	$504	$435	$1,032	$(1,449)	$522
Less: Net income attributable to noncontrolling interests	—	—	18	—	18
Net income attributable to Aon shareholders	$504	$435	$1,014	$(1,449)	$504
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	(1)	(4)	—	(5)
Foreign currency translation adjustments	—	(9)	206	—	197
Post-retirement benefit obligation	—	3	24	—	27
Total other comprehensive (loss) income	—	(7)	226	—	219
Equity in other comprehensive income (loss) of subsidiaries, net of tax	219	223	216	(658)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Total other comprehensive income attributable to Aon shareholders	219	216	442	(658)	219
Comprehensive income attributable to Aon shareholders	$723	$651	$1,456	$(2,107)	$723

Condensed Consolidating Statement of Financial Position

	June 30, 2012
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$19	$80	$187	$—	$286
Short-term investments	—	111	405	—	516
Receivables, net	1	3	3,071	—	3,075
Fiduciary assets	—	—	12,736	—	12,736
Intercompany receivables	21	1,296	1,826	(3,143)	—
Other current assets	—	90	353	—	443
Total Current Assets	41	1,580	18,578	(3,143)	17,056
Goodwill	—	—	8,713	—	8,713
Intangible assets, net	—	—	3,106	—	3,106
Fixed assets, net	—	—	797	—	797
Investments	—	41	159	—	200
Intercompany receivables	—	2,226	2,171	(4,397)	—
Other non-current assets	—	704	231	—	935
Investment in subsidiary	10,704	9,966	8,013	(28,683)	—
TOTAL ASSETS	$10,745	$14,517	$41,768	$(36,223)	$30,807

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$12,736	$—	$12,736
Short-term debt and current portion of long-term debt	—	372	20	—	392
Accounts payable and accrued liabilities	5	75	1,259	—	1,339
Intercompany payables	30	1,123	1,331	(2,484)	—
Other current liabilities	1	47	685	—	733
Total Current Liabilities	36	1,617	16,031	(2,484)	15,200
Long-term debt	—	3,041	1,057	—	4,098
Pension and other post employment liabilities	—	1,322	645	—	1,967
Intercompany payables	2,400	360	2,296	(5,056)	—
Other non-current liabilities	157	164	1,011	—	1,332
TOTAL LIABILITIES	2,593	6,504	21,040	(7,540)	22,597

TOTAL AON SHAREHOLDERS’ EQUITY	8,152	8,013	20,670	(28,683)	8,152
Noncontrolling interests	—	—	58	—	58
TOTAL EQUITY	8,152	8,013	20,728	(28,683)	8,210

TOTAL LIABILITIES AND EQUITY	$10,745	$14,517	$41,768	$(36,223)	$30,807

Condensed Consolidating Statement of Financial Position

	Dec. 31, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$(21)	$293	$—	$272
Short-term investments	—	321	464	—	785
Receivables, net	—	2	3,181	—	3,183
Fiduciary assets	—	—	10,838	—	10,838
Intercompany receivables	3	610	539	(1,152)	—
Other current assets	—	57	374	(4)	427
Total Current Assets	3	969	15,689	(1,156)	15,505
Goodwill	—	—	8,770	—	8,770
Intangible assets, net	—	—	3,276	—	3,276
Fixed assets, net	—	—	783	—	783
Investments	—	39	200	—	239
Intercompany receivables	—	2,133	2,202	(4,335)	—
Other non-current assets	—	900	79	—	979
Investment in subsidiary	10,183	9,269	7,714	(27,166)	—
TOTAL ASSETS	$10,186	$13,310	$38,713	$(32,657)	$29,552

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$10,838	$—	$10,838
Short-term debt and current portion of long-term debt	—	318	19	—	337
Accounts payable and accrued liabilities	—	78	1,758	(4)	1,832
Intercompany payables	—	206	609	(815)	—
Other current liabilities	—	5	748	—	753
Total Current Liabilities	—	607	13,972	(819)	13,760
Long-term debt	—	3,063	1,092	—	4,155
Pension and other post employment liabilities	—	1,407	785	—	2,192
Intercompany payables	2,108	378	2,186	(4,672)	—
Other non-current liabilities	—	141	1,183	—	1,325
TOTAL LIABILITIES	2,108	5,596	19,219	(5,491)	21,432

TOTAL AON SHAREHOLDERS’ EQUITY	8,078	7,714	19,452	(27,166)	8,078
Noncontrolling interests	—	—	42	—	42
TOTAL EQUITY	8,078	7,714	19,494	(27,166)	8,120
					—
TOTAL LIABILITIES AND EQUITY	$10,186	$13,310	$38,713	$(32,657)	$29,552

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2012
	Parent	Subsidiary	Other Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(19)	$(99)	$387	$—	$269

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	—	51	—	51
Purchase of long-term investments	—	(7)	—	—	(7)
Net sales of short-term investments - non-fiduciary	—	211	48		259
Acquisition of businesses, net of cash acquired	—	(55)	(27)	—	(82)
Proceeds from sale of businesses	—	—	1	—	1
Capital expenditures	—	—	(129)	—	(129)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	149	(56)	—	93

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury	(250)	(100)	—	—	(350)
Advances from (to) affiliates	325	118	(443)	—	—
Issuance of shares for employee benefit plans	15	49	—	—	64
Issuance of debt	—	332	—	—	332
Repayment of debt	—	(298)	(7)	—	(305)
Cash dividends to shareholders	(52)	(50)	—	—	(102)
Purchase of shares from noncontrolling interests	—	—	1	—	1
Dividends paid to noncontrolling interests	—	—	(6)	—	(6)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	38	51	(455)	—	(366)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	18	—	18
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19	101	(106)	—	14
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	(21)	293	—	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19	$80	$187	$—	$286

Condensed Consolidating Statement of Cash Flows

	Six Months Ended June 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$—	$(42)	$461	$—	$419

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	51	45	—	96
Purchase of long-term investments	—	(20)	—	—	(20)
Net sales of short-term investments - non-fiduciary		283	7		290
Acquisition of businesses, net of cash acquired	—	(3)	(92)	—	(95)
Proceeds from sale of businesses	—	4	4	—	8
Capital expenditures	—	—	(99)	—	(99)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	315	(135)	—	180

CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of treasury	—	(653)	—	—	(653)
Advances from (to) affiliates	—	324	(324)	—	—
Issuance of shares for employee benefit plans	—	162	—	—	162
Issuance of debt	—	1,090	379	—	1,469
Repayment of debt	—	(1,115)	(389)	—	(1,504)
Cash dividends to shareholders	—	(100)	—	—	(100)
Purchase of shares from noncontrolling interests	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	(6)	—	(6)
CASH USED FOR FINANCING ACTIVITIES	—	(292)	(340)	—	(632)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(13)	—	(13)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(19)	(27)	—	(46)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	14	332	—	346
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$(5)	$305	$—	$300

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF SECOND QUARTER 2012 FINANCIAL RESULTS

On April 2, 2012, we completed the Redomestication, moving the corporate headquarters to London. In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc, we believe the Redomestication will allow us greater access to capital and expand our presence in the London insurance market. In connection with the Redomestication, we have incurred costs related to the headquarters relocation of $14 million and $17 million in the three and six months ended June 30, 2012, respectively.

During the first six months of 2012, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these included economic weakness in continental Europe and sector specific weakness in construction, private equity and mergers and acquisitions. In our HR Solutions segment, these included price compression in our benefits administration business and a decline in discretionary demand for retirement consulting services in Europe.

We focus on three key metrics each quarter that we communicate to shareholders: grow organically, expand margins, and increase earnings per share.  The following is our measure of performance against these three metrics for the second quarter and first six months of 2012:

•                  Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 4% in both the second quarter and first six months of 2012, demonstrating continued improvement compared to the prior year’s organic revenue growth of 1% for the comparable periods. Organic revenue growth was primarily driven by strong management of the renewal book portfolio across all regions and solid new business growth in Latin America, Asia, and emerging markets. Strong new business growth in treaty placements globally in our Reinsurance business and new client wins in our HR Solutions segment also drove organic growth.

•                  Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, for the second quarter was 18.6% for Aon overall, 21.9% for the Risk Solutions segment, and 15.4% for the HR Solutions segment.  For the first six months of 2012, adjusted operating margin was 18.6% for Aon overall, 21.6% for the Risk Solutions segment, and 15.9% for the HR Solutions segment. The increase in adjusted operating margin for the Risk Solutions segment reflects strong organic revenue growth and restructuring savings, partially offset by investments in Asia, Latin America and GRIP solutions, as well as integration costs of Glenrand MIB Limited. The decrease in adjusted operating margin for both the HR Solutions segment and Aon overall reflects significant investment in new growth opportunities in health care exchanges and human resource business processing outsourcing (“HR BPO”) and anticipated pricing compression in our benefits administration business.

•                  Adjusted diluted earnings per share from continuing operations attributable to Aon’s shareholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $1.02 per share in the second quarter of 2012 and $1.99 per share for the first six months of 2012, compared to $1.03 and $2.02 per share in the second quarter and first six months of 2011, respectively.

Additionally, the following is a summary of our second quarter and first six months 2012 financial results:

•                  For the quarter, revenue increased $10 million, which was flat when compared to the prior year quarter of $2.8 billion. This was the result of 4% organic revenue growth, offset by a 4% unfavorable impact from foreign exchange rates. Fiduciary investment income decreased $4 million due to the continued decline in global interest rates.  Organic revenue grew 4% in both the Risk Solutions and HR Solutions segments. During the first six months of 2012, revenue increased $92 million, or 2%, to $5.7 billion due primarily to 4% organic revenue growth and a 1% favorable impact from acquisitions, partially offset by a 3% unfavorable impact from foreign exchange rates.

•                  Operating expenses for the quarter were $2.4 billion, an increase of 2% or $56 million over the prior year.   Operating expenses for the first six months of 2012 were $4.9 billion, an increase of 3% or $134 million over the prior year.  The increase in both periods is primarily a result of a $13 million and $26 million increase in intangible asset amortization expense for the quarter and year to date periods, respectively, as well as investments in health care exchanges and other new growth opportunities, partially offset by benefits related to restructuring initiatives and a decrease in restructuring related expenses.

•                  Operating margin from continuing operations decreased to 14.0% in the second quarter 2012 from 15.7% in the second quarter 2011.  The six month operating margin was 14.1% as compared to 15.0% in 2011. The decrease in operating margin is primarily related to intangible asset amortization related to the acquisition of Hewitt, as well as significant investments in new growth opportunities in health care exchanges.

•                  Net income from continuing operations attributable to Aon shareholders for the second quarter 2012 decreased $9 million, or 4%, from the second quarter 2011 to $247 million.  Year to date, Net income from continuing operations attributable to Aon shareholders decreased $15 million, or 3%, compared to the first six months 2011 to $485 million.

REVIEW OF CONSOLIDATED RESULTS

General

In our discussion of operating results, we sometimes refer to supplemental information derived from consolidated financial information specifically related to organic revenue growth, adjusted operating margin, adjusted diluted earnings per share, and the impact of foreign exchange rate fluctuations on operating results.

Organic Revenue

We use supplemental information related to organic revenue to help us and our investors evaluate business growth from existing operations.  Organic revenue excludes the impact of foreign exchange rate changes, acquisitions, divestitures, transfers between business units, fiduciary investment income, reimbursable expenses, and certain unusual items.  Supplemental information related to organic revenue growth represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.  Industry peers provide similar supplemental information about their revenue performance, although they may not make identical adjustments.  Reconciliation of this non-GAAP measure, organic revenue growth percentages, to the reported Commissions, fees and other revenue growth percentages, has been provided in the “Review by Segment” caption, below.

Adjusted Operating Margins

We use adjusted operating margin as a measure of core operating performance of our Risk Solutions and HR Solutions segments.  Adjusted operating margin excludes the impact of certain noteworthy items, including restructuring charges, intangible asset amortization, headquarters relocation costs and Hewitt-related costs. This supplemental information related to adjusted operating margin represents a measure not in accordance with U.S. GAAP, and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended June 30, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,821	$1,899	$931
Operating income — U.S. GAAP	394	384	58
Restructuring charges	13	2	11
Intangible asset amortization	104	30	74
Headquarters relocation costs	14	—	—
Operating income — as adjusted	$525	$416	$143
Operating margins — U.S. GAAP	14.0%	20.2%	6.2%
Operating margins — as adjusted	18.6%	21.9%	15.4%

	Six months ended June 30, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,662	$3,804	$1,876
Operating income — U.S. GAAP	796	750	131
Restructuring charges	33	13	20
Intangible asset amortization	208	60	148
Headquarters relocation costs	17	—	—
Operating income — as adjusted	$1,054	$823	$299
Operating margins — U.S. GAAP	14.1%	19.7%	7.0%
Operating margins — as adjusted	18.6%	21.6%	15.9%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

	Three months ended June 30 2011
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,811	$1,912	$906
Operating income — U.S. GAAP	440	378	95
Restructuring charges	14	(7)	21
Intangible asset amortization	91	33	58
Hewitt related costs	5	—	5
Operating income — as adjusted	$550	$404	$179
Operating margins — U.S. GAAP	15.7%	19.8%	10.5%
Operating margins — as adjusted	19.6%	21.1%	19.8%

	Six months ended June 30 2011
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$5,570	$3,763	$1,821
Operating income — U.S. GAAP	838	725	178
Restructuring charges	44	14	30
Intangible asset amortization	182	64	118
Hewitt related costs	20	—	20
Operating income — as adjusted	$1,084	$803	$346
Operating margins — U.S. GAAP	15.0%	19.3%	9.8%
Operating margins — as adjusted	19.5%	21.3%	19.0%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

Adjusted Diluted Earnings per Share from Continuing Operations

We also use adjusted diluted earnings per share from continuing operations as a non-GAAP measure of Aon’s core operating performance.  Adjusted diluted earnings per share excludes the impact of restructuring charges, intangible asset amortization, headquarters relocation costs and Hewitt-related costs, along with related income taxes. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto.  Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

	Three months ended June 30, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	394	131	525
Interest income	2	—	2
Interest expense	(57)	—	(57)
Other income	12	—	12
Income from continuing operations before income taxes	351	131	482
Income taxes	96	37	133
Income from continuing operations	255	94	349
Less: Net income attributable to noncontrolling interests	8	—	8
Income from continuing operations attributable to Aon shareholders	$247	$94	$341
Diluted earnings per share from continuing operations	$0.73	$0.29	$1.02
Weighted average ordinary shares outstanding — diluted	335.6	335.6	335.6

	Six months ended June 30, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	796	258	1,054
Interest income	5	—	5
Interest expense	(116)	—	(116)
Other income	12	—	12
Income from continuing operations before income taxes	697	258	955
Income taxes	193	72	265
Income from continuing operations	504	186	690
Less: Net income attributable to noncontrolling interests	19	—	19
Income from continuing operations attributable to Aon shareholders	$485	$186	$671
Diluted earnings per share from continuing operations	$1.44	$0.55	$1.99
Weighted average ordinary shares outstanding — diluted	336.1	336.1	336.1

	Three months ended June 30, 2011
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	440	110	$550
Interest income	4	—	$4
Interest expense	(63)	—	(63)
Other income	(29)	19	(10)
Income from continuing operations before income taxes	352	129	481
Income taxes	87	31	118
Income from continuing operations	265	98	363
Less: Net income attributable to noncontrolling interests	9	—	9
Income from continuing operations attributable to Aon shareholders	$256	$98	$354
Diluted earnings per share from continuing operations	$0.75	$0.28	$1.03
Weighted average ordinary shares outstanding — diluted	342.7	342.7	342.7

	Six months ended June 30, 2011
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	838	246	1,084
Interest income	10	—	10
Interest expense	(126)	—	(126)
Other income	(14)	19	5
Income from continuing operations before income taxes	708	265	973
Income taxes	190	70	260
Income from continuing operations	518	195	713
Less: Net income attributable to noncontrolling interests	18	—	18
Income from continuing operations attributable to Aon shareholders	$500	$195	$695
Diluted earnings per share from continuing operations	$1.45	$0.57	$2.02
Weighted average ordinary shares outstanding — diluted	344.0	344.0	344.0

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.  Currency fluctuations had an unfavorable impact of $0.03 and $0.04 during the three and six month periods ended June 30, 2012, respectively, on adjusted net income from continuing operations per diluted share when the Company translates prior year quarter results at current quarter foreign exchange rates.

Summary of Results

The consolidated results of continuing operations follow (in millions):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue:
Commissions, fees and other	$2,813	$2,799	$5,642	$5,547
Fiduciary investment income	8	12	20	23
Total revenue	2,821	2,811	5,662	5,570
Expenses:
Compensation and benefits	1,639	1,612	3,300	3,209
Other general expenses	788	759	1,566	1,523
Total operating expenses	2,427	2,371	4,866	4,732
Operating income	394	440	796	838
Interest income	2	4	5	10
Interest expense	(57)	(63)	(116)	(126)
Other income	12	(29)	12	(14)
Income from continuing operations before income taxes	351	352	697	708
Income taxes	96	87	193	190
Income from continuing operations	255	265	504	518
(Loss) income from discontinued operations, after-tax	(1)	2	(1)	4
Net income	254	267	503	522
Less: Net income attributable to noncontrolling interests	8	9	19	18
Net income attributable to Aon shareholders	$246	$258	$484	$504

Revenue

Revenue increased by $10 million in the second quarter 2012 compared to the second quarter 2011, and increased $92 million, or 2%, on a year-to-date basis.  The second quarter increase consists of a $25 million, or 3%, increase in the HR Solutions segment, offset by a $13 million, or 1%, decrease in the Risk Solutions segment and a $4 million decrease in Fiduciary investment income.  The increase in the HR Solutions segment compared to the prior year quarter was primarily driven by strong growth in HR BPO and certain consulting businesses.  Organic revenue growth in the HR Solutions segment for the quarter was 4% compared to 2011.  The 1% decrease in the Risk Solutions segment reflects 4% organic revenue growth, offset by an unfavorable impact of 4% from foreign exchange rates and a decline in Fiduciary investment income.

Revenue for the six months ended June 30, 2012 increased $92 million from the comparable prior year due to a $55 million, or 3%, increase in HR Solutions and a $41 million, or 1%, increase in Risk Solutions partially offset by a $3 million decrease in Fiduciary investment income.  Organic revenue growth in HR Solutions was 4% compared to the first six months 2011.  The 1% increase in the Risk Solutions segment reflects 4% organic revenue growth, partially offset by an unfavorable impact of 3% from foreign exchange rates.

Compensation and Benefits

Compensation and benefits increased $27 million, or 2%, from second quarter 2011.  On a year-to-date basis, Compensation and benefits increased $91 million, or 3%, from last year.  In both periods, the increase was primarily driven by organic revenue growth, investments in key talent and additional costs related to acquisitions, partially offset by a favorable impact from foreign currency translation.

Other General Expenses

Other general expenses for the three and six month periods ended June 30, 2012 compared to the prior year, increased $29 million, or 4%, and $43 million, or 3%, respectively.  The increase for both periods was due largely due to the impact of headquarters relocation costs of $14 million and $17 million during the three and six month periods ended June 30, 2012, respectively, and a $13 million and $26 million increase in intangible asset amortization expense for the three and six month periods ended June 30, 2012, respectively, partially offset by a favorable impact from foreign currency translation.

Interest Income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the second quarter 2012, Interest income decreased $2 million from the second quarter 2011.  For the first six months 2012, Interest income decreased $5 million from the comparable period in 2011 due to lower average interest rates globally, principally in Australia.

Interest Expense

Interest expense, which represents the cost of our worldwide debt obligations, decreased $6 million and $10 million from the second quarter and the first six months of 2011, respectively. The decrease in interest expense reflects a decrease in the global costs of borrowings.

Other Income (Expense)

Other income (expense) was $12 million, for the second quarter and first six months 2012, as compared to Other income (expense) of ($29) million and ($14) million for the second quarter and first six months 2011, respectively.  Other income (expense) during the three and six months ended June 30, 2011 includes a $19 million loss on the extinguishment of debt obligations. The second quarter 2012 includes an $18 million gain on foreign currency remeasurement, partially offset by an $8 million loss related to the sale of certain investments. The three and six months ended June 30, 2011 included losses of $4 million and $6 million, respectively, related to foreign currency remeasurement.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the second quarter was $255 million, a 4% decrease from $265 million in 2012.  For the first six months 2012, Income from continuing operations before income taxes was $504 million, a 3% decrease from $518 million in 2012.  For both periods, the decrease in income from continuing operations before income taxes was due to higher intangible asset amortization, increased costs from acquisitions, partially offset by 4% organic revenue growth.

Income Taxes

The effective tax rate on income from continuing operations was 27.5% and 24.7% for the second quarter 2012 and 2011, respectively, and 27.8% and 26.8% for the first six months of 2012 and 2011, respectively.  The 2011 tax rate was favorably impacted by deferred tax adjustments. The underlying tax rate for continuing operations for 2012 is expected to be approximately 28%.

Income from Continuing Operations Attributable to Aon Shareholders

Income from continuing operations attributable to Aon shareholders for the second quarter decreased to $247 million, or $0.73 diluted net income per share, from $256 million, or $0.75 diluted net income per share, in 2011.  For the first six months of 2012, Income from continuing operations attributable to Aon shareholders decreased to $485 million, or $1.44 diluted net income per share, from $500 million, or $1.45 diluted net income per share, in 2011.

Discontinued Operations

The loss from discontinued operations was ($1) million for the second quarter and first six months 2012.  There was no diluted per share impact of discontinued operations for the second quarter or the first six months of 2012.  In the second quarter and first six months 2011, the gain from discontinued operations was $2 million ($0.00 diluted per share impact) and $4 million ($0.01 diluted per share impact), respectively, due primarily to the settlement of legacy litigation.

Restructuring Initiatives

Aon Hewitt Restructuring Plan

On October 14, 2010, we announced a global restructuring plan in connection with the acquisition of Hewitt.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes an estimated 1,500 to 1,800 job eliminations. We expect these restructuring activities and related expenses to affect continuing operations into 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate rationalization across the Company.

From the inception of the Aon Hewitt Plan through June 30, 2012, approximately 1,540 jobs have been eliminated and total expenses of $182 million have been incurred.  We recorded $13 million and $25 million of restructuring and related charges in the three and six months ended June 30, 2012, respectively.  We recorded $31 million and $54 million of restructuring and related charges in the three and six months ended June 30, 2011, respectively.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Second Quarter 2012	Six Months 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$12	$19	$132	$180
Lease consolidation	3	32	1	5	40	95
Asset impairments	—	7	—	1	8	47
Other costs associated with restructuring (2)	—	2	—	—	2	3
Total restructuring and related expenses	$52	$105	$13	$25	$182	$325

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

Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.  Restructuring costs associated with the Health and Benefits Consulting business are reflected in the Risk Solutions segment, including $41 million that was reclassified from the HR Solutions segment to the Risk Solutions segment for 2011.  During the second quarter 2011, $31 million in restructuring expenses were recorded, $10 million of which related to the Health and Benefits Consulting business.  The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Second Quarter 2012	Six Months 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan
HR Solutions	$52	$49	$11	$20	$121	$255
Risk Solutions	—	56	2	5	61	70
Total restructuring and related expenses	$52	$105	$13	$25	$182	$325

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013.  The HR Solutions segment is expected to deliver $234 million of annual savings, with the remaining $46 million to be delivered by the Risk Solutions segment. We estimate that we realized approximately $57 million and $105 million in restructuring cost savings in the second quarter and first six months of 2012, respectively.  With other integration savings, we expect to achieve approximately $355 million in annual cost savings in 2013, which includes the approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs.  All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

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

We recorded $8 million of restructuring and related charges in the three and six months ended June 30, 2012. We recorded a restructuring benefit of $12 million and $5 million for the three and six months ended June 30, 2011, respectively. All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The Aon Benfield Plan, before any potential reinvestment of savings, has delivered cumulative run-rate cost savings of approximately $146 million through the first quarter 2012. We estimate that we realized approximately $36 million and $70 million of cost savings in the three and six months ended June 30, 2012.

The following is a summary of the restructuring and related expenses by type that have been incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	2011	Second Quarter 2012	Six Months 2012	Inception to Date	Total Cost for Restructuring Plan
Workforce reduction	$32	$38	$15	$33	$—	$8	$126	$126
Lease consolidation	20	14	7	(15)	—	—	26	26
Asset impairments	—	2	2	—	—	—	4	4
Other costs associated with restructuring	1	1	2	1	—	—	5	5
Total restructuring and related expenses	$53	$55	$26	$19	$—	$8	$161	$161

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

Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2012 was $269 million as compared to net cash provided by operating activities in the six months ended June 30, 2011 of $419 million, a decrease of $150 million. The primary driver of the cash provided by operating activities was net income, adjusted for non-cash expenses, of $951 million, partially offset by a decrease in accounts payable and accrued liabilities of $500 million, primarily related to incentive payments, including fifteen months of incentives related to Aon Hewitt related to a change in fiscal year following the acquisition, and pension contributions of $227 million. Pension contributions were $227 million and $178 million for the six months ended June 30, 2012 and 2011, respectively. For the remainder of 2012, we expect to contribute approximately $314 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

During the second quarter 2012, we continued to progress with elevated levels of invoicing and cash collections related to a temporary delay in invoicing HR Solutions’ customers in the second half of 2011. We expect the temporary increase in unbilled receivables and accounts receivable of approximately $375 million, down from $400 million at March 31, 2012, to reverse and we expect to return to normalized levels by the end of 2012.

We expect cash generated by operations for 2012 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.2 billion, all of which was available at June 30, 2012.  We can access these facilities on a same day or next day basis.  Additionally, we believe that we could access capital markets to obtain debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash flow provided by investing activities was $93 million during the six months ended June 30, 2012. The primary drivers of the cash flow provided by investing activities were $259 million in net sales of short-term investments and $44 million in net sales of long-term investments, partially offset by $129 million for capital expenditures and $81 million for acquisitions, net of sales.

Cash flow provided by investing activities was $180 million during the six months ended June 30, 2011. The primary drivers of the cash flow provided by investing activities were $290 million in net sales of short-term investments and $76 million in net sales of long-term investments, partially offset by $99 million for capital expenditures and $87 million for acquisitions, net of sales.

Financing Activities

Cash flow used for financing activities during the six months ended June 30, 2012 was $366 million. The primary drivers of cash flow used for financing activities were share repurchases of $350 million, and dividends paid to shareholders of $102 million, partially offset by proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $64 million and issuance of debt — net of repayments of $27 million.

Cash flow used for financing activities during the six months ended June 30, 2011 was $632 million. The primary drivers of cash flow used for financing activities were share repurchases of $653 million, dividends paid to shareholders of $100 million, and repayment of debt — net of issuance of $35 million. This was partially offset by proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $162 million.

As of June 30, 2012, we had distributable reserves of $7.6 billion. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.

Cash and Investments

At June 30, 2012, our cash and cash equivalents and short-term investments were $802 million, a decrease of $255 million from December 31, 2011.  Of the total balance as of June 30, 2012, $190 million was restricted as to its use, which was comprised of $120 million of operating funds in the U.K. as required by the Financial Services Authority and $70 million held as collateral for various business purposes.  At June 30, 2012, $156 million of cash and cash equivalents and short-term investments were held in the U.S. and $646 million was held by our subsidiaries in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.7 billion and fiduciary receivables of $8.0 billion at June 30, 2012.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

As of June 30, 2012, our investments in money market funds and highly liquid debt instruments had a fair value of $2.9 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of June 30, 2012 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$286	$—	$2,263	$2,549
Money market funds	—	515	2,388	2,903
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	1	—	1
Cash and investments	286	516	4,676	5,478
Fiduciary receivables	—	—	8,060	8,060
Total	$286	$516	$12,736	$13,538

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

The 2010 Share Repurchase Program, which related to common stock of Aon Corporation and preceded the Redomestication, did not extend to the shares of Aon plc. In April 2012, our Board of Directors therefore authorized a share repurchase program under which up to $5 billion of Class A Ordinary Shares may be repurchased. Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital.

During the three months ended June 30, 2012, the Company repurchased 5.3 million shares at an average price per share of $47.40 for a total cost of $250 million. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $4.7 billion.

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

Credit Facilities

At June 30, 2012, we have a five-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”) that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($812 million at June 30, 2012 exchange rates) multi-currency foreign credit facility (“Euro Facility”) available, which expires in October 2015.  At June 30, 2012, we had no borrowings under either of these credit facilities.

For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.  For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon’s $450,000,000 Term Loan Facility. We were in compliance with these and all other covenants as of June 30, 2012.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at August 8, 2012 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total letters of credit (“LOCs”) outstanding for approximately $67 million at June 30, 2012, as compared to $75 million at December 31, 2011. These letters of credit cover the beneficiaries related to Aon’s Canadian pension plan scheme and secure deductible retentions for our own workers compensation program and one of the U.S. pension plans. We also have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $34 million at June 30, 2012.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $59 million at June 30, 2012.  During the three and six months ended June 30, 2012, we funded $1 million and $4 million, respectively, of these commitments.

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

Financial Condition

At June 30, 2012, our net assets of $8.2 billion, representing total assets minus total liabilities, increased from $8.1 billion at December 31, 2011.  Working capital increased $111 million to $1.9 billion.

Borrowings

Total debt at June 30, 2012 was $4.5 billion, a decrease of $2 million from December 31, 2011.

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

Our total debt as a percentage of total capital attributable to Aon shareholders was 35.5% and 35.8% at June 30, 2012 and December 31, 2011, respectively.

Equity

Equity at June 30, 2012 was $8.2 billion, an increase of $90 million from December 31, 2011.  The increase resulted primarily from Net income of $484 million and share-based compensation expense of $105 million.  This increase in Equity was partially offset by an increase in Accumulated other comprehensive loss of $62 million, share repurchases of $350 million and $102 million of dividends to shareholders.

Prior to the Redomestication, we accounted for purchases of our outstanding common stock using the treasury stock method included in U.S. GAAP. Under this method, we recorded purchases of our own outstanding common stock as a reduction to Additional paid-in capital based on the cost of the shares acquired. Under U.K. law, when we repurchase our outstanding shares, those shares are treated as cancelled. In April 2012, the Company constructively cancelled 60 million shares of treasury stock related to the Redomestication. The impact of the cancellation of all outstanding treasury shares was a decrease in Ordinary shares and Retained earnings of $60 million and $2.4 billion, respectively. The balance of Treasury stock at cost of $2.5 billion was also eliminated as part of the cancellation. Additionally, effective upon the completion of the Redomestication, the par value of Aon’s outstanding equity shares decreased from $1.00 to $0.01. The impact of this change was a decrease in Ordinary shares of $323 million, and an increase in Additional paid-in capital of $323 million.

The $62 million increase in Accumulated other comprehensive loss from December 31, 2011, primarily reflects the following:

•                  negative net foreign currency translation adjustments of $91 million, which was attributable to the strengthening of the U.S. dollar against foreign currencies,

•                  a decrease of $39 million in net post-retirement benefit obligations, and

•                  net derivative losses of $10 million.

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

Risk Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Revenue	$1,899	$1,912	$3,804	$3,763
Operating income	384	378	750	725
Operating margin	20.2%	19.8%	19.7%	19.3%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first six months of 2012, we began to see some improvement in pricing; however, we would still consider this to be a “soft market”, which began in 2007.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In the first six months of 2012, pricing showed continuing signs of stabilization and improvement in both our retail and reinsurance brokerage product lines, and we expect this trend to slowly continue throughout the remainder of 2012.

Additionally, beginning in late 2008 and continuing into second quarter 2012, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 67% of our consolidated total revenues in both the second quarter and first six months of 2012.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Retail brokerage:
Americas	$794	$785	$1,445	$1,416
International (1)	717	748	1,560	1,570
Total retail brokerage	1,511	1,533	3,005	2,986
Reinsurance brokerage	380	367	779	754
Total	$1,891	$1,900	$3,784	$3,740

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

In the second quarter 2012, commissions, fees and other revenue decreased $9 million, or flat versus the second quarter of 2011, due to 4% organic revenue growth, offset by a 4% unfavorable impact from foreign exchange rates.  For the first six months 2012, Commissions, fees and other revenue increased $44 million, or 1%, from 2011 due to 4% organic revenue growth, offset by a 3% unfavorable impact from foreign exchange rates.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2012 versus 2011 is as follows:

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Three months ended June 30, 2012	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	1%	(3)%	—%	4%
International (1)	(4)	(7)		3
Total retail brokerage	(1)	(5)	—	4
Reinsurance brokerage	4	(3)	—	7
Total	—%	(4)%	—%	4%

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Six months ended June 30, 2012	Change	Impact	& Other	Revenue
Retail brokerage:
Americas	2%	(2)%	—%	4%
International (1)	(1)	(5)	—	4
Total retail brokerage	1	(3)	—	4
Reinsurance brokerage	3	(2)	(1)	6
Total	1%	(3)%	—%	4%

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue decreased 1% in the second quarter driven by a 5% unfavorable impact from foreign exchange rates, offset by 4% and 3% growth in organic revenue in the Americas and International operations, respectively. For the first six months 2012, the revenue increase of 1% was driven by 4% growth in organic revenue across the Americas and International operations, offset by a 3% unfavorable impact from foreign exchange rates.

Americas Commissions, fees and other revenue increased 1% in the second quarter reflecting 4% growth in organic revenue due to continued growth in U.S. Retail, Latin America and Affinity projects, offset by a 3% unfavorable impact from foreign exchange rates.  For the first six months 2012, revenue increased 2% as a result of 4% growth in organic revenue, offset by a 2% unfavorable impact from foreign exchange rates.  Organic revenue growth increased due to continued growth in Latin America and Affinity products, as well as strong management of the renewal book portfolio across all regions.

International Commissions, fees and other revenue decreased 4% in the second quarter driven by an unfavorable impact of 7% from foreign exchange rates, offset by 3% organic revenue growth.  The 3% organic revenue growth in the second quarter was driven by strong growth in Asia, New Zealand and emerging markets.  For the first six months 2012, International revenue decreased 1%, driven by an unfavorable impact of 5% from foreign exchange rates, offset by 4% organic revenue growth driven by strong growth in Asia, New Zealand and emerging markets.

Reinsurance brokerage Commissions, fees and other revenue increased 4% in the second quarter compared to prior year, driven by a 7% increase in organic revenue growth, partially offset by an unfavorable impact of 3% from foreign exchange rates.  The increase in organic revenue growth is due primarily to growth in global treaty placements, favorable near-term impact from market pricing, and new business wins.  For the first six months 2012, revenue increased 3%, driven by a 6% increase in organic revenue growth, partially offset by an unfavorable impact of 2% from foreign exchange rates and a 1% unfavorable impact from acquisitions, net of dispositions. The increase in organic revenue growth is due primarily to growth in global treaty placements and a favorable near-term impact from pricing.

Operating Income

Operating income for the second quarter 2012 increased $6 million, or 2%, from 2011 to $384 million in 2012, and operating income margins increased to 20.2% from 19.8% in 2011.  For the first six months ended 2012, Operating income increased $25 million, or 3%, from 2011 to $750 million in 2012, and operating income margins increased to 19.7% from 19.3% in 2011.  Operating margin improvement in both periods was driven by revenue growth, reduced costs of restructuring initiatives and realization of the benefits of those restructuring plans, which was partially offset by investments in key talent and GRIP Solutions and a decline in fiduciary investment income.

HR Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Revenue	$931	$906	$1,876	$1,821
Operating income	58	95	131	178
Operating margin	6.2%	10.5%	7.0%	9.8%

Our HR Solutions segment generated approximately 33% of our consolidated total revenues during the three and six months ended June 30, 2012 and provides a broad range of human capital services, as follows:

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

•                  Human Resource Business Processing Outsourcing (“HR BPO”) provides market-leading solutions to manage employee data; administer benefits, payroll and other human resources processes; and record and manage talent, workforce and other core HR process transactions as well as other complementary services such as flexible spending, dependent audit and participant advocacy.

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions globally continued into second quarter 2012.  The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $25 million, or 3%, in the second quarter 2012 from 2011, and $55 million, or 3%, on a year-to-date basis.  The increase in revenue was driven by strong growth in HR BPO business, compensation consulting and investment consulting businesses, as well as strong growth in Asia, partially offset by anticipated pricing compression in our benefits administration business.  Organic revenue growth was 4% for both the second quarter and first six months of 2012.

Commissions, fees and other revenue were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Consulting services	$366	$367	$746	$738
Outsourcing	570	545	1,138	1,097
Intrasegment	(5)	(6)	(8)	(14)
Total	$931	$906	$1,876	$1,821

Organic revenue growth for the second quarter and first six months 2012 is detailed in the following reconciliation:

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Three months ended June 30, 2012	Change	Impact	& Other	Revenue
Consulting services	—%	(3)%	—%	3%
Outsourcing	5	(2)	1	6
Intrasegment	N/A	N/A	N/A	N/A
Total	3%	(2)%	1%	4%

			Less:
		Less:	Acquisitions,
	Percent	Currency	Divestitures,	Organic
Six months ended June 30, 2012	Change	Impact	& Other	Revenue
Consulting services	1%	(2)%	1%	2%
Outsourcing	4	(1)	1	4
Intrasegment	N/A	N/A	N/A	N/A
Total	3%	(2)%	1%	4%

Consulting services revenue decreased $1 million for the second quarter due primarily to weak discretionary spend globally and continued economic pressure in continental Europe, offset by strong growth in Asia and in our compensation consulting and investment consulting businesses.  Organic revenue growth of 3% was offset by an unfavorable impact of 3% from foreign exchange rates.  For the first six months 2012, revenue increased $8 million, or 1%, as a result of 2% organic revenue growth and growth of 1% related to acquisitions, partially offset by an unfavorable impact of 2% from foreign exchange rates.

Outsourcing revenue increased $25 million, or 5% for the second quarter due to organic revenue growth of 6% and 1% growth related to acquisitions, partially offset by an unfavorable impact of 2% from foreign exchange rates. Organic revenue growth was driven primarily by strong growth in the HR BPO business from new client wins and in discretionary products and services such as dependent eligibility audits, partially offset by anticipated price compression in the benefits administration business.  For the first six months 2012, revenue increased $41 million, or 4%, primarily driven organic revenue growth of 4% and 1% growth from acquisitions, partially offset by an unfavorable impact of 1% from foreign exchange rates.

Operating Income

Operating income was $58 million, a decrease of $37 million, or 39%, from second quarter 2011.  For the first six months, operating income was $131 million, a decrease of $47 million, or 26%, from the prior year.  For both periods, this decrease was principally driven by higher intangible asset amortization of $16 million and $30 million for the three and six months ended June 30, 2012, respectively, as well as investments in new growth opportunities in health care exchanges and HR BPO, anticipated pricing compression in our benefits administration business, and an unfavorable revenue mix shift, offset by benefits from the Aon Hewitt Plan.  Operating margin for this segment was 6.2% in the second quarter, which is a decrease from 10.5% in 2011.  For the first six months 2012, the operating margin was 7.0%, a decrease from 9.8% in 2011.

Unallocated Income and Expense

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating income (loss):
Risk Solutions	$384	$378	$750	$725
HR Solutions	58	95	131	178
Unallocated expense	(48)	(33)	(85)	(65)
Operating income	394	440	796	838
Interest income	2	4	5	10
Interest expense	(57)	(63)	(116)	(126)
Other income (expense)	12	(29)	12	(14)
Income from continuing operations before income taxes	$351	$352	$697	$708

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses increased $15 million to $48 million in the second quarter 2012 and increased $20 million to $85 million for the first six months 2012.  The increase in both periods is related to headquarters relocation costs of $14 million and $17 million in the three and six months ended June 30, 2012.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the second quarter 2012, Interest income decreased $2 million from the second quarter 2011.  For the first six months 2012, Interest income decreased $5 million from the comparable period in 2011 due to lower average interest rates globally.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, decreased $6 million and $10 million from the second quarter and the first six months of 2011, respectively. The decrease in interest expense reflects a decrease in the global costs of borrowings.

Other income (expense)

Other income (expense) was $12 million, for the second quarter and first six months 2012, as compared to Other income (expense) of ($29) million and ($14) million for the second quarter and first six months 2011, respectively.  Other income (expense) during the three and six month periods ended June 30, 2011, respectively, includes a $19 million loss on the extinguishment of debt obligations. The second quarter 2012 includes an $18 million gain on foreign currency remeasurement, partially offset by an $8 million loss related to the sale of certain investments. The three and six months ended June 30, 2011 included losses of $4 million and $6 million, respectively, related to foreign currency remeasurement.

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

•                  the effect of the Redomestication on our operations and financial results, including the reaction of our clients, employees and other constituents, compliance with applicable U.K. regulatory regimes or the failure to realize some or all of the anticipated benefits;

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

•                  any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes; and

•                  changes in costs or assumptions associated with our HR Solutions’ outsourcing and consulting arrangements that affect the profitability of these arrangements.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” sections in each of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, Part II Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and Part II Item 1A of this report below.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros, but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At June 30, 2012, we have hedged approximately 81% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Diluted earnings per share were negatively impacted by approximately $0.02 and $0.04 during the three and six months ended June 30, 2012, respectively, related to translation losses.  Adjusted diluted earnings per share, a non-GAAP measure as defined under the caption “Review of Consolidated Results’, were negatively impacted by approximately $0.03 and $0.04 during the three and six months ended June 30, 2012, respectively, related to translation losses.

We also use forward contracts to offset foreign exchange risk associated with foreign denominated inter-company notes.

Our income is affected by changes in international and domestic short-term interest rates.  We monitor our net exposure to short-term interest rates and, as appropriate, hedge our exposure with various derivative financial instruments.  This activity primarily relates to brokerage funds held on behalf of clients in the U.S. and Europe.  A decrease in global short-term interest rates adversely affects our income.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of June 30, 2012.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of June 30, 2012 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the third quarter 2011, the Company upgraded its financial systems relating to the Order-To-Cash PeopleSoft platform used by HR Solutions North American Operations. In connection with this upgrade, the Company has implemented additional compensating controls to mitigate internal control risks and performed testing to ensure data integrity. Other than this change, no changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

See Note 15 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.        RISK FACTORS.

The risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “10-K”) and in Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (the “10-Q”), reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

The following risk factor supplements the risk factors set forth in the 10-K and 10-Q.

Uncertainty surrounding the ability of various European countries to satisfy their debt obligations, questions surrounding the future of the Euro, and instability surrounding economic conditions in Europe generally could each have an adverse impact on our business, financial condition, operating results, liquidity and prospects for growth.

Continued concerns regarding the ability of certain European countries to service their outstanding debt have given rise to instability in the global credit and financial markets.   This instability has in turn led to questions regarding the future viability of the Euro as a single currency for the region as some countries may consider returning to their former local currencies in an effort to regain control over their domestic economies.   This uncertainty has had a dampening effect on growth potential in Europe, and if it continues to deteriorate, may have a material negative impact on our European business as well as that of our clients.   Further, any development that has the effect of devaluing or replacing the Euro could meaningfully reduce the value of our assets denominated in that currency, potentially result in charges to our statement of operations and reduce the usefulness of liquidity alternatives denominated in that currency such as our Euro Credit Facility.

We also deposit some of our cash, including cash held in a fiduciary capacity, with certain European financial institutions. While we are constantly monitoring and managing exposures associated with those deposits, to the extent the uncertainty surrounding economic stability in Europe and the future viability of the Euro currency suddenly and adversely impacts those financial institutions, some or all of those cash deposits could be at risk.

The risk factors below supersede the similarly captioned risk factors set forth in the 10-K and supplement the other risk factors in the 10-K and 10-Q.  They reflect modifications to the nature of the risks that have developed since the date on which the 10-K was filed.

Changes in interest rates and deterioration of credit quality could reduce the value of our cash balances and investment portfolios and adversely affect our financial condition or results.

Operating funds available for corporate use and funds held on behalf of clients and insurers were $802 million and $12.7 billion, respectively, at June 30, 2012. These funds are reported in Cash and cash equivalents, Short-term investments, and Fiduciary assets. We also carry an investment portfolio of other long-term investments. As of June 30, 2012, these long-term investments had a carrying value of $200 million. Changes in interest rates and counterparty credit quality, including default, could reduce the value of these funds and investments, thereby adversely affecting our financial condition or results. For example, changes in domestic and international interest rates directly affect our income from cash balances and short-term investments. Similarly, general economic conditions, stock market conditions, financial stability of the investees and other factors beyond our control affect the value of our long-term investments.  And, our cash holdings, including cash held in our fiduciary capacity, are subject to the credit, liquidity and other risks faced by our financial institution counterparties.

While we regularly measure, monitor and mitigate our exposure to these risks, a deterioration in the credit or liquidity of any of these counterparties, particularly if sudden or severe, could in turn adversely affect us.  We also assess our portfolio for other-than-temporary impairments. For investments in which the fair value is less than the carrying value and the impairment is deemed to be other-than-temporary, we recognize a loss in the Consolidated Statement of Income.

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

Although the federal government does not directly regulate the insurance industry, federal legislation and administrative policies in several areas, including employee benefit plan regulation, Medicare, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, trade sanctions regulation and the Foreign Corrupt Practices Act (‘‘FCPA’’), do affect the insurance industry generally. For instance, several laws and regulations adopted by the federal government, including the Gramm Leach Bliley Act and the Health Insurance Portability and Accountability Act of 1996, have created additional administrative and compliance requirements for us.

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

In June 2012, the U.S. Supreme Court upheld the constitutionality of portions of the U.S. government enacted health care reform legislation, including portions that will impact how our clients offer health care to their employees. We have made significant investments in product development to assist clients in de-risking their health benefits and migrate then towards a defined contribution versus a defined benefit. Depending on future changes to health legislation, these investments may not yield returns. In addition, if we are unable to adapt our services to changes resulting from these laws and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in the HR Solutions segment, could be negatively impacted. Furthermore, if our clients reduce the role or extent of employer-sponsored health care in response to the newly enacted legislation, our results of operations could be adversely impacted.

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

We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are within the Company and some are outsourced. All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters, terrorism, war and telecommunication failures. There also may be system or network disruptions if new or upgraded business management systems are defective or are not installed properly. Although we have not been the victim of cyber attacks or other cyber incidents that have had a material impact on our operations or financial condition, we have from time to time experienced cybersecurity breaches such as computer viruses and similar information technology violations in the ordinary course of business.  We have implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results. In addition, we may incur additional costs to remedy the damages caused by these disruptions or security breaches.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  None.

(c)  Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the second quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
4/1/12 — 4/30/12	—	$—	—	$5,000,000,000
5/1/12 — 5/31/12	3,872,558	47.77	3,872,558	4,815,007,904
6/1/12 — 6/30/12	1,400,794	46.39	1,400,794	4,750,025,070
Total	5,273,352	$47.40	5,273,352	4,750,025,070

(1)          Does not include commissions paid to repurchase shares.

(2)   In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. During the first quarter of 2012, we repurchased 2.1 million shares through this program through the open market or in privately negotiated transactions. As a result of the Redomestication, the 2010 share Repurchase Plan, which related to common stock of Aon Corporation, was no longer of effect. In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A ordinary shares may be repurchased. Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital. During the second quarter of 2012, we repurchased 5.3 million shares through this program through the open market or in privately negotiated transactions.

ITEM 6.           EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon Plc
(Registrant)

August 8, 2012	By:	/s/ Laurel Meissner
LAUREL MEISSNER
SENIOR VICE PRESIDENT AND
GLOBAL CONTROLLER
(Principal Accounting Officer and duly authorized officer of Registrant)

Exhibit Index

Exhibit Number	Description of Exhibit
3.1	Articles of Association of Aon plc — incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 2, 2012
4.1

Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee (amending and restating the Indenture, dated as of September 10, 2010, between Aon Corporation and The Bank of New York Mellon Trust Company, N.A.) — incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 2, 2012

4.2

Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A., as trustee (amending and restating the Indenture, dated as of December 16, 2002, between Aon Corporation and The Bank of New York Mellon Trust Company, N.A.) — incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 2, 2012

4.3

Amended and Restated Indenture, dated as of April 2, 2012, among Aon Corporation, Aon plc and The Bank of New York Mellon Trust Company, N.A. (amending and restating the Indenture, dated as of January 13, 1997, as supplemented by the First Supplemental Indenture, dated as of January 13, 1997) — incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 2, 2012

4.4

First Supplemental Indenture, dated as of April 2, 2012, among Aon Finance N.S. 1, ULC, Aon Corporation, as guarantor, Aon plc, as guarantor, and Computershare Trust Company of Canada, as trustee (supplementing the Indenture dated as of March 8, 2011 among Aon Finance N.S.1, ULC, Aon Corporation, as guarantor, and Computershare Trust Company of Canada, as trustee) — incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 2, 2012

4.5

Amended and Restated Trust Deed, dated as of March 30, 2012, among Aon Corporation, Aon plc, Aon Services Luxembourg & Co. S.C.A. (formerly known as Aon Financial Services Luxembourg S.A.) and BNY Mellon Corporate Trustee Services Limited, as trustee (amending and restating the Trust Deed, dated as of July 1, 2009, as amended and restated on January 12, 2011) — incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 2, 2012

10.1

Amendment No. 1 to Term Credit Agreement, dated as of April 2, 2012, among Aon Corporation, as borrower, Aon plc, as guarantor, the lenders party thereto and Bank of America, N.A., as administrative agent (amending the $450,000,000 Term Credit Agreement, dated as of June 15, 2011, among Aon Corporation, as borrower, Bank of America, N.A., as administrative agent and the other agents and lenders party thereto) — incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 2, 2012

10.2

Joinder Agreement executed by Aon plc as of April 2, 2012 (modifying the $400,000,000 Five-Year Credit Agreement, dated as of March 20, 2012, among Aon Corporation, as borrower, Citibank, N.A., as administrative agent and the other agents and lenders party thereto) — incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 2, 2012

10.3

European Facility Amendment and Restatement Agreement, dated as of March 30, 2012, among Aon Corporation, Aon plc, the subsidiaries of Aon Corporation party thereto as borrowers, Citibank International plc, as agent, and the other agents and lenders party thereto, amending and restating the European Facility Agreement dated as of October 15, 2010 and amended on July 18, 2011 — incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 2, 2012

10.4	Form of Deed of Indemnity for Directors of Aon plc — incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 2, 2012
10.5	Form of Deed of Indemnity for Gregory C. Case — incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 2, 2012
10.6	Form of Deed of Indemnity for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 2, 2012
10.7	Deed of Assumption of Aon plc dated April 2, 2012 — incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 2, 2012
10.8#

Master Amendment dated April 2, 2012 to the Aon Savings Plan, Aon Supplemental Savings Plan, Aon Corporation Supplemental Employee Stock Ownership Plan, Aon Corporation 2011 Employee Stock Purchase Plan, Aon Deferred Compensation Plan, Aon Stock Award Plan, Aon Stock Option Plan and the Employment Agreement dated as of April 4, 2005, between Aon Corporation and Gregory C. Case — incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 2, 2012

10.9#

First Amendment to the Amended and Restated Global Stock and Incentive Compensation Plan of Hewitt Associates, Inc., dated April 2, 2012 — incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 2, 2012

10.10#	Second Amendment to the Amended and Restated Aon Stock Incentive Plan, dated April 2, 2012 — incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on April 2, 2012
10.11#	Aon Corporation 2011 Incentive Plan, as amended and restated effective April 2, 2012 — incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on April 2, 2012
10.12#	First Amendment to the Aon Corporation 2011 Employee Stock Purchase Plan — incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on April 2, 2012
10.13#

Form of Assignment, Assumption and Amendment to Change in Control Agreement for Executive Officers of Aon plc — incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on April 2, 2012

10.14#

Aon Corporation Executive Special Severance Plan, as amended and restated April 2, 2012 and as assumed by Aon plc as of April 2, 2012 — incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on April 2, 2012

10.15#	Amendment to the Aon Corporation Outside Director Stock Award and Retirement Plan effective January 1, 2003, dated July 19, 2012
10.16#	Amendment to the Aon Corporation Non-Employee Director Deferred Stock Unit Plan, effective January 1, 2006, dated July 19, 2012
10.17#	Amendment to the Aon Outside Director Deferred Compensation Plan, effective January 1, 2008, dated July 19, 2012
10.18#	Amendment to the Aon Corporation Outside Director Stock Award and Retirement Plan, effective January 1, 2008, dated July 19, 2012
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges.
31.1	Certification of CEO.
31.2	Certification of CFO.
32.1	Certification of CEO Pursuant to section 1350 of Title 18 of the United States Code.
32.2	Certification of CFO Pursuant to section 1350 of Title 18 of the United States Code.
101	Interactive Data Files. The following materials are filed electronically with this Quarterly Report on Form 10-Q:
101.INS XBRL Report Instance Document
101.SCH XBRL Taxonomy Extension Schema Document
101.CAL XBRL Taxonomy Calculation Linkbase Document
101.DEF XBRL Taxonomy Definition Linkbase Document
101.PRE XBRL Taxonomy Presentation Linkbase Document
101.LAB XBRL Taxonomy Calculation Linkbase Document

# Indicates a management contract or compensatory plan or arrangement.