Form 10-Q
period 2012-09-30
Aon plc
filed 2012-10-31
CIK 315293

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

Number of Class A Ordinary Shares of Aon plc, $0.01 nominal value, outstanding as of September 30, 2012:  318,667,385

Part I Financial Information

ITEM 1. FINANCIAL STATEMENTS

Aon plc

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(millions, except share data)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue
Commissions, fees and other	$2,726	$2,708	$8,368	$8,255
Fiduciary investment income	11	15	31	38
Total revenue	2,737	2,723	8,399	8,293

Expenses
Compensation and benefits	1,620	1,634	4,920	4,843
Other general expenses	778	761	2,344	2,284
Total operating expenses	2,398	2,395	7,264	7,127
Operating income	339	328	1,135	1,166
Interest income	1	4	6	14
Interest expense	(57)	(60)	(173)	(186)
Other (expense) income	(9)	20	3	6
Income from continuing operations before income taxes	274	292	971	1,000
Income taxes	64	84	257	274
Income from continuing operations	210	208	714	726

(Loss) income from discontinued operations before income taxes	—	—	(1)	5
Income taxes	—	—	—	1
(Loss) income from discontinued operations	—	—	(1)	4

Net income	210	208	713	730
Less: Net income attributable to noncontrolling interests	6	10	25	28
Net income attributable to Aon shareholders	$204	$198	$688	$702

Net income (loss) attributable to Aon shareholders
Income from continuing operations	$204	$198	$689	$698
(Loss) income from discontinued operations	—	—	(1)	4
Net income	$204	$198	$688	$702
Basic net income per share attributable to Aon shareholders
Continuing operations	$0.62	$0.59	$2.08	$2.07
Discontinued operations	—	—	—	0.01
Net income	$0.62	$0.59	$2.08	$2.08

Diluted net income per share attributable to Aon shareholders
Continuing operations	$0.62	$0.59	$2.06	$2.04
Discontinued operations	—	—	—	0.01
Net income	$0.62	$0.59	$2.06	$2.05
Cash dividends per share paid on ordinary shares	$0.16	$0.15	$0.46	$0.45
Weighted average ordinary shares outstanding - basic	327.3	332.6	330.6	336.7
Weighted average ordinary shares outstanding - diluted	331.0	336.9	334.4	341.8

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
(millions)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net income	$210	$208	$713	$730
Less: Net income attributable to noncontrolling interests	6	10	25	28
Net income attributable to Aon shareholders	$204	$198	$688	$702
Other comprehensive income (loss), net of tax:
Change in fair value of derivatives	15	(9)	5	(14)
Foreign currency translation adjustments	164	(209)	71	(12)
Post-retirement benefit obligation	7	15	46	42
Total other comprehensive income (loss)	186	(203)	122	16
Less: Other comprehensive income (loss) attributable to noncontrolling interests	4	(1)	2	(1)
Total other comprehensive income (loss) attributable to Aon shareholders	182	(202)	120	17
Comprehensive income (loss) attributable to Aon shareholders	$386	$(4)	$808	$719

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc

Condensed Consolidated Statements of Financial Position

(millions, except par value)	Sept. 30, 2012	Dec. 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$290	$272
Short-term investments	718	785
Receivables, net	2,959	3,183
Fiduciary assets	11,343	10,838
Other current assets	392	427
Total Current Assets	15,702	15,505
Goodwill	8,856	8,770
Intangible assets, net	3,040	3,276
Fixed assets, net	814	783
Investments	160	239
Other non-current assets	937	979
TOTAL ASSETS	$29,509	$29,552

LIABILITIES AND EQUITY
LIABILITIES
CURRENT LIABILITIES
Fiduciary liabilities	$11,343	$10,838
Short-term debt and current portion of long-term debt	291	337
Accounts payable and accrued liabilities	1,519	1,832
Other current liabilities	801	753
Total Current Liabilities	13,954	13,760
Long-term debt	4,111	4,155
Pension, other post retirement and other post employment liabilities	1,757	2,192
Other non-current liabilities	1,326	1,325
TOTAL LIABILITIES	21,148	21,432

EQUITY
Ordinary shares (2012 - $0.01 nominal value; 2011 - $1.00 par value) Authorized: 750 shares (issued: 2012 - 318.7; 2011 - 386.4)	3	386
Additional paid-in capital	4,373	4,021
Retained earnings	6,179	8,594
Treasury shares at cost (shares: 2012 - 0; 2011 - 59.6)	—	(2,553)
Accumulated other comprehensive loss	(2,250)	(2,370)
TOTAL AON SHARESHOLDERS’ EQUITY	8,305	8,078
Noncontrolling interests	56	42
TOTAL EQUITY	8,361	8,120
TOTAL LIABILITIES AND EQUITY	$29,509	$29,552

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc

Condensed Consolidated Statement of Shareholders’ Equity

(Unaudited)

(millions)	Shares	Ordinary Shares and Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss, Net of Tax	Non- controlling Interests	Total
Balance at December 31, 2011	386.4	$4,407	$8,594	$(2,553)	$(2,370)	$42	$8,120
Net income	—	—	688	—	—	25	713
Retirement of treasury shares	(60.0)	(60)	(2,412)	2,472	—	—	—
Shares issued - employee benefit plans	3.0	20	—	—	—	—	20
Shares purchased	(10.7)	—	(525)	(100)	—	—	(625)
Shares reissued - employee benefit plans	—	(181)	(13)	181	—	—	(13)
Tax benefit - employee benefit plans	—	30	—	—	—	—	30
Share-based compensation expense	—	160	—	—	—	—	160
Dividends to shareholders	—	—	(153)	—	—	—	(153)
Change in net derivative gains/losses	—	—	—	—	5	—	5
Net foreign currency translation adjustments	—	—	—	—	69	2	71
Net post-retirement benefit obligation	—	—	—	—	46	—	46
Purchase of subsidiary shares from non-controlling interests	—	—	—	—	—	4	4
Dividends paid to non-controlling interests on subsidiary common stock	—	—	—	—	—	(17)	(17)
Balance at September 30, 2012	318.7	$4,376	$6,179	$—	$(2,250)	$56	$8,361

See accompanying Notes to the Condensed Consolidated Financial Statements (Unaudited).

Aon plc

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(millions)	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$713	$730
Adjustments to reconcile net income to cash provided by operating activities:
Gain from sales of businesses, net	(1)	(4)
Depreciation of fixed assets	168	164
Amortization of intangible assets	313	273
Share-based compensation expense	160	179
Deferred income taxes	21	3
Change in assets and liabilities:
Fiduciary receivables	(447)	412
Short term investments - funds held on behalf of clients	118	(626)
Fiduciary liabilities	329	214
Receivables, net	240	(36)
Accounts payable and accrued liabilities	(347)	(227)
Restructuring reserves	(43)	(68)
Current income taxes	67	172
Pension and other post employment liabilities	(414)	(334)
Other assets and liabilities	(10)	(65)
CASH PROVIDED BY OPERATING ACTIVITIES	867	787

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	171	103
Purchases of long-term investments	(9)	(28)
Net sales of short-term investments - non-fiduciary	66	176
Acquisition of businesses, net of cash acquired	(97)	(102)
Proceeds from sale of businesses	2	9
Capital expenditures	(201)	(151)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(68)	7

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(625)	(828)
Issuance of shares for employee benefit plans	93	165
Issuance of debt	333	1,572
Repayment of debt	(427)	(1,523)
Cash dividends to shareholders	(153)	(150)
Purchase of shares from noncontrolling interests	—	(24)
Dividends paid to noncontrolling interests	(17)	(21)
CASH USED FOR FINANCING ACTIVITIES	(796)	(809)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	15	(36)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18	(51)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	272	346
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$290	$295

Supplemental disclosures:
Interest paid	$172	$216
Income taxes paid, net of refunds	$139	$74

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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results that may be expected for the full year ending December 31, 2012.

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

Reclassification

Certain amounts in prior year’s Condensed Consolidated Financial Statements and related notes have been reclassified to conform to the 2012 presentation. In prior periods, remeasurement gains and losses from foreign currency transactions and related derivative instruments were recognized in Other general expenses in the Condensed Consolidated Statements of Income. These gains and losses are now included in Other (expense) income in the Condensed Consolidated Statements of Income and disclosed in Note 4 to these Condensed Consolidated Financial Statements. The Company believes this provides greater clarity into the income generated from operations.

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

2.  Accounting Principles and Practices

Changes in Accounting Principles

Indefinite-Lived Intangible Asset Impairment

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance on the testing of indefinite-lived intangible assets for impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual quantitative test.  The recently issued guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a an indefinite-lived intangible asset is less than its carrying amount.  If an entity concludes that this is the case, it must perform the quantitative test.  The guidance is effective for Aon in the first quarter 2013.  The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Goodwill Impairment

In September 2011, the FASB issued final guidance on goodwill impairment that gives an entity the option to perform a qualitative assessment that may eliminate the requirement to perform the annual two-step test.  The two-step test requires an entity to assess goodwill for impairment by quantitatively comparing the fair value of a reporting unit with its carrying amount, including goodwill (Step 1).  If the reporting unit’s fair value is less than its carrying amount, Step 2 of the test must be performed to measure the amount of goodwill impairment, if any.  The guidance gives an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If an entity concludes that this is the case, it must perform the two-step test.  Otherwise, the two-step test is not required.  The Company early adopted this guidance in the fourth quarter 2011.  The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

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

The Company is required to hold £77 million of operating funds in the U.K. as required by the Financial Services Authority, which were included in Short-term investments.  These operating funds, when translated to U.S. dollars, were $124 million and $120 million at September 30, 2012 and December 31, 2011, respectively.  Cash and cash equivalents included restricted balances of $88 million and $71 million at September 30, 2012 and December 31, 2011 respectively.

4.  Other (Expense) Income

Other (expense) income consists of the following (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Equity earnings	$—	$5	$8	$9
Realized gain on sale of investments	9	1	11	10
Foreign currency remeasurement (losses) gains	(24)	24	(24)	18
Hedging gains (losses)	8	(11)	8	(13)
Loss on extinguishment of debt	—	—	—	(19)
Other	(2)	1	—	1
	$(9)	$20	$3	$6

5.  Acquisitions and Dispositions

Acquisitions

During the nine months ended September 30, 2012, the Company completed the acquisition of two businesses in the HR Solutions segment and four businesses in the Risk Solutions segment.  During the nine months ended September 30, 2011, the Company completed the acquisition of one business in the HR Solutions segment and two businesses in the Risk Solutions segment.

The following table includes the aggregate consideration transferred and the preliminary value of intangible assets recorded as a result of the Company’s acquisitions.

	Nine months ended September 30,
(millions)	2012	2011
Consideration	$110	$100

Intangible assets:
Goodwill	$60	$58
Other intangible assets	56	29
	$116	$87

The results of operations of these acquisitions are included in the Condensed Consolidated Financial Statements as of the acquisition date.  The results of operations of the Company would not have been materially different if these acquisitions had been reported from the beginning of the period.

Dispositions — Continuing Operations

During the nine months ended September 30, 2012, the Company completed the sale of two businesses in the Risk Solutions segment and one business in the HR Solutions segment.  A pretax gain of $1 million was recognized on these sales, which is included in Other (expense) income in the Condensed Consolidated Statements of Income. During the nine months ended September 30, 2011, the Company completed the sale of two businesses in the Risk Solutions segment.  A pretax loss of $2 million was recognized on these sales, which is included in Other (expense) income in the Condensed Consolidated Statements of Income.

6.  Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by operating segment for the nine months ended September 30, 2012 is as follows (in millions):

	Risk Solutions	HR Solutions	Total
Balance as of December 31, 2011	$5,557	$3,213	$8,770
Goodwill related to current year acquisitions	55	5	60
Goodwill related to other prior year acquisitions	(6)	—	(6)
Transfer related to Health and Benefits Consulting (1)	313	(313)	—
Foreign currency translation	18	14	32
Balance as of September 30, 2012	$5,937	$2,919	$8,856

(1)          Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.

Other intangible assets by asset class are as follows (in millions):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trademarks	$1,024	$—	$1,024	$1,024	$—	$1,024

Intangible assets with finite lives:
Trademarks	6	2	4	4	1	3
Customer related and contract based	2,671	874	1,797	2,608	615	1,993
Marketing, technology and other	609	394	215	606	350	256
	$4,310	$1,270	$3,040	$4,242	$966	$3,276

Amortization expense from finite lived intangible assets was $105 million and $313 million for the three and nine months ended September 30, 2012, respectively.  Amortization expense from finite lived intangible assets was $91 million and $273 million for the three and nine months ended September 30, 2011, respectively.

The estimated future amortization for intangible assets as of September 30, 2012 is as follows (in millions):

	HR Solutions	Risk Solutions	Total
Remainder of 2012	$76	$32	$108
2013	278	112	390
2014	240	96	336
2015	210	82	292
2016	175	70	245
Thereafter	478	167	645
	$1,457	$559	$2,016

7.  Restructuring

Aon Hewitt Restructuring Plan

On October 14, 2010, Aon announced a global restructuring plan (“Aon Hewitt Plan”) in connection with the acquisition of Hewitt Associates, Inc.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes approximately 2,000 job eliminations. The Company expects these restructuring activities and related expenses to affect continuing operations into 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate rationalization costs across the Company.

From the inception of the Aon Hewitt Plan through September 30, 2012, in excess of 1,800 jobs have been eliminated and total expenses of $214 million have been incurred.  The Company recorded $32 million and $57 million of restructuring and related charges in the three and nine months ended September 30, 2012, respectively.  The Company recorded $26 million and $80 million of restructuring and related charges in the three and nine months ended September 30, 2011, respectively.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes restructuring and related costs by type that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Third Quarter 2012	Nine Months 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$25	$44	$157	$180
Lease consolidation	3	32	6	11	46	95
Asset impairments	—	7	—	1	8	47
Other costs associated with restructuring (2)	—	2	1	1	3	3
Total restructuring and related expenses	$52	$105	$32	$57	$214	$325

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

Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.  Restructuring costs associated with the Health and Benefits Consulting business are reflected in the Risk Solutions segment, including $41 million that was reclassified from the HR Solutions segment to the Risk Solutions segment for 2011.  During the third quarter 2011, $26 million in restructuring expenses were recorded, $14 million of which related to the Health and Benefits Consulting business.  The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Third Quarter 2012	Nine Months 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan
HR Solutions	$52	$49	$16	$36	$137	$243
Risk Solutions	—	56	16	21	77	82
Total restructuring and related expenses	$52	$105	$32	$57	$214	$325

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

The Company recorded $8 million of restructuring and related charges in the nine months ended September 30, 2012.  The Company recorded $3 million of restructuring and related charges in the three months ended September 30, 2011, and a net restructuring benefit of $2 million in the nine months ended September 30, 2011. All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs by type that have been incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	2011	Third Quarter 2012	Nine Months 2012	Inception to Date	Total Cost for Restructuring Plan
Workforce reduction	$32	$38	$15	$33	$—	$8	$126	$126
Lease consolidation	20	14	7	(15)	—	—	26	26
Asset impairments	—	2	2	—	—	—	4	4
Other costs associated with restructuring	1	1	2	1	—	—	5	5
Total restructuring and related expenses	$53	$55	$26	$19	$—	$8	$161	$161

As of September 30, 2012, the Company’s liabilities for its restructuring plans are as follows (in millions):

	Aon Hewitt Plan	Aon Benfield Plan	2007 Plan	Other	Total
Balance at December 31, 2011	$95	$20	$50	$8	$173
Expensed	56	8	—	—	64
Cash payments	(71)	(20)	(15)	(3)	(109)
Foreign exchange translation and other	—	1	2	—	3
Balance at September 30, 2012	$80	$9	$37	$5	$131

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

The Company’s interest-bearing assets and other investments are included in the following categories in the Condensed Consolidated Statements of Financial Position (in millions):

	September 30,	December 31,
	2012	2011
Cash and cash equivalents	$290	$272
Short-term investments	718	785
Fiduciary assets (1)	4,147	4,190
Investments	160	239
	$5,315	$5,486

(1)  Fiduciary assets include funds held on behalf of clients but does not include fiduciary receivables.

The Company’s investments are as follows (in millions):

	September 30,	December 31,
	2012	2011
Equity method investments (2)	$103	$164
Other investments, at cost	39	60
Fixed-maturity securities	18	15
	$160	$239

(2)  The reduction in equity method investments is primarily due to redemptions.

9.  Debt

The Company uses proceeds from the commercial paper market from time to time in order to meet short-term working capital needs.  At September 30, 2012, the Company had no commercial paper outstanding when compared to the $50 million of commercial paper outstanding at December 31, 2011.  The weighted average commercial paper outstanding for the three and nine months ended September 30, 2012 was $15 million and $41 million, respectively.  The weighted average interest rate of the commercial paper outstanding for the three and nine months ended September 30, 2012 was 0.52% and 0.51%, respectively.

On March 20, 2012, the Company entered into a $400 million five year credit agreement (“Revolving Credit Agreement”).  Borrowings under the Revolving Credit Agreement will bear interest, at the Company’s option, at a rate equal to either (a) the rate for eurodollar deposits as reflected on the applicable Reuters LIBOR01 page for the interest period relevant to such borrowing (“Eurodollar Rate”), plus the applicable margin or (b) the highest of (i) the rate of interest publicly announced by Citibank as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%, in each case plus the applicable margin.  The applicable margin for borrowings under the Revolving Credit Agreement may change depending on achievement of certain public debt ratings.  The Revolving Credit Agreement has a maturity date of March 20, 2017 and contains covenants with respect to the ratio of consolidated funded debt to consolidated adjusted EBITDA (which may not be more than the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated funded debt to consolidated adjusted EBITDA then set forth in certain of Aon’s other credit facilities), as well as other customary covenants, undertakings and events of default.  In conjunction with the Company entering into the Revolving Credit Agreement, the prior revolving credit agreement dated December 4, 2009 was terminated.  There were no borrowings on the Revolving Credit Agreement at September 30, 2012.  On April 2, 2012, in connection with the Redomestication, Aon plc became party to the Revolving Credit Agreement and guaranteed the obligations of Aon Corporation thereunder.  The Company was in compliance with all debt covenants as of September 30, 2012.

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

As a U.K. incorporated company, Aon plc must have “distributable reserves” to repurchase shares or pay dividends to shareholders. Distributable reserves may be created through the earnings of the U.K. parent company and, amongst other methods, through a reduction in share capital approved by the English Companies Court. Distributable reserves are not linked to a U.S. GAAP reported amount. On April 4, 2012, the Company received approval from the English Companies Court to reduce its share premium and in connection with that approval, recognized distributable reserves in the amount of $8 billion.

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

During the three months ended March 31, 2012, the Company repurchased 2.1 million shares at an average price per share of $48.32 for a total cost of $100 million under the 2010 Share Repurchase Program.  Since the inception of the 2010 Share Repurchase Program, the Company repurchased a total of 18.2 million shares for an aggregate cost of $913 million as of March 31, 2012.

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

During the three months ended September 30, 2012, the Company repurchased 5.4 million shares at an average price per share of $51.37 for a total cost of $275 million.  During the nine months ended September 30, 2012, the Company repurchased 12.7 million shares at an average price per share of $49.22 for a total cost of $625 million under the 2012 Share Repurchase Program and the previously completed 2010 Share Repurchase Program.  The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $4.5 billion.

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

Income from continuing operations, Income from discontinued operations and Net income, attributable to participating securities, were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Income from continuing operations	$2	$3	$8	$11
Income from discontinued operations	—	—	—	—
Net income	$2	$3	$8	$11

Weighted average shares outstanding are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Shares for basic earnings per share (1)	327.3	332.6	330.6	336.7
Common stock equivalents	3.7	4.3	3.8	5.1
Shares for diluted earnings per share	331.0	336.9	334.4	341.8

(1)  Includes 4.5 million and 5.2 million of participating securities for the three months ended September 30, 2012 and 2011, respectively, and 4.7 million and 5.5 million of participating securities for the nine months ended September 30, 2012 and 2011, respectively.

Certain ordinary share equivalents, primarily related to options, were not included in the computation of diluted net income per share because their inclusion would have been antidilutive.  The number of shares excluded from the calculation was 0.1 million and 1.0 million for the three months ended September 30, 2012 and 2011, respectively, and 0.1 million and 0.1 million for the nine months ended September 30, 2012 and 2011, respectively.

Accumulated Other Comprehensive Loss

The components of Accumulated other comprehensive loss, net of related tax, are as follows (in millions):

	September 30, 2012	December 31, 2011
Net derivative losses	$(32)	$(37)
Net foreign exchange translation adjustments	193	124
Net postretirement benefit obligations	(2,411)	(2,457)
Accumulated other comprehensive loss, net of tax	$(2,250)	$(2,370)

11.  Employee Benefits

The following table provides the components of the net periodic benefit cost for Aon’s U.S. pension plans, along with its most significant international pension plans, which are located in the U.K., the Netherlands, and Canada (in millions):

	Three months ended September 30,
	U.S.		International
	2012	2011	2012	2011
Service cost	$—	$—	$4	$5
Interest cost	29	31	66	67
Expected return on plan assets	(31)	(30)	(80)	(73)
Amortization of net actuarial loss	10	8	15	14
Net periodic benefit cost	$8	$9	$5	$13

	Nine months ended September 30,
	U.S.		International
	2012	2011	2012	2011
Service cost	$—	$—	$12	$15
Interest cost	89	92	198	201
Expected return on plan assets	(95)	(90)	(241)	(217)
Amortization of net actuarial loss	32	23	44	41
Net periodic benefit cost	$26	$25	$13	$40

Based on current assumptions, in 2012, Aon plans to contribute $226 million and $415 million to its U.S. and most significant international defined benefit pension plans, respectively.  During the nine months ended September 30, 2012, contributions of $195 million were made to the Company’s U.S. pension plans and $259 million were made to its most significant international pension plans. On September 30, 2012, the Company completed a merger of five of the seven legacy Aon and Hewitt UK pension plans into one single plan. In addition to decreasing management time and improving governance, additional benefits are expected to be derived through improved operational efficiencies, reduced advisor and asset manager costs, and a higher level of control over investments. In connection with this transaction, on October 1, 2012, the Company made a discretionary contribution of approximately $80 million.

12.  Share-Based Compensation Plans

The following table summarizes share-based compensation expense recognized in the Condensed Consolidated Statements of Income in Compensation and benefits (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Restricted stock units (“RSUs”)	$37	$31	$120	$108
Performance share awards (“PSAs”)	15	24	30	59
Stock options	1	2	4	7
Employee stock purchase plans	2	2	6	5
Total stock-based compensation expense	$55	$59	$160	$179

Share Awards

A summary of the status of the Company’s RSUs is as follows (shares in thousands):

	Nine months ended September 30,
	2012		2011
	Shares	Fair Value (1)	Shares	Fair Value (1)
Non-vested at beginning of period	9,916	$42	10,674	$38
Granted	4,888	46	3,366	51
Vested	(3,343)	42	(3,385)	39
Forfeited	(516)	44	(410)	39
Non-vested at end of period	10,945	44	10,245	42

(1) Represents per share weighted average fair value of award at date of grant

Information as of September 30, 2012 regarding the Company’s PSAs granted during the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, respectively, is as follows (shares in thousands, dollars in millions, except fair value):

	As of September 30, 2012	As of December 31, 2011	As of December 31, 2010
Target PSAs granted	1,369	1,715	1,390
Fair value (1)	$47	$50	$39
Number of shares that would be issued based on current performance levels	1,367	1,131	1,241
Unamortized expense, based on current performance levels	$52	$25	$4

(1) Represents per share weighted average fair value of award at date of grant.

Share Options

In connection with its incentive compensation plans, the Company did not grant any share options in the nine months ended September 30, 2012.  During the nine months ended September 30, 2011, the Company granted 80,000 share options at a weighted average exercise price of $53 per share.  The weighted average volatility, expected dividend yield and risk-free rate assumed related to those options were 26.1%, 1.3% and 2.2%, respectively.  The weighted average expected life was 5.5 years, and the weighted average estimated fair value per share was $10.92.

A summary of the status of the Company’s share options and related information is as follows (shares in thousands):

	Nine months ended September 30,
	2012		2011
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Beginning outstanding	9,116	$32	13,919	$32
Granted	—	—	80	53
Exercised	(2,570)	31	(3,781)	32
Forfeited and expired	(67)	37	(300)	37
Outstanding at end of period	6,479	32	9,918	32
Exercisable at end of period	5,969	31	8,566	30

The weighted average remaining contractual life, in years, of outstanding options was 2.8 years and 3.3 years at September 30, 2012 and 2011, respectively.

The aggregate intrinsic value represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s closing stock price of $52.29 as of September 30, 2012, which would have been received by the option holders had those option holders exercised their options as of that date.  At September 30, 2012, the aggregate intrinsic value of options outstanding was $131 million, of which $125 million was exercisable.

Other information related to the Company’s share options is as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Aggregate intrinsic value of stock options exercised	$23	$4	$47	$69
Cash received from the exercise of stock options	29	8	80	129
Tax benefit realized from the exercise of stock options	5	—	8	12

Unamortized deferred compensation expense, which includes both options and awards, amounted to $329 million as of September 30, 2012, with a remaining weighted-average amortization period of approximately 2.1 years.

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

The Company also uses foreign exchange derivatives, typically forward contracts and options, to manage the currency exposure of the Company’s global liquidity profile for up to one year in the future. These derivatives are not accounted for as hedges, and changes in fair value are recorded each period in Other (expense) income in the Condensed Consolidated Statements of Income.

Interest Rate Risk Management

The Company holds variable-rate short-term brokerage and other operating deposits. The Company uses interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest receipts from these deposits for up to two years in the future.

Certain derivatives also give rise to credit risks from the possible non-performance by counterparties.  The credit risk is generally limited to the fair value of those contracts that are favorable to the Company.  The Company has limited its credit risk by using International Swaps and Derivatives Association (“ISDA”) master agreements, collateral and credit support arrangements, entering into non-exchange-traded derivatives with highly-rated major financial institutions and by using exchange-traded instruments.  The Company monitors the credit worthiness of, and exposure to, its counterparties.  As of September 30, 2012, all net derivative positions were free of credit risk contingent features.  The Company has not received or pledged any collateral as of September 30, 2012.

The notional and fair values of derivative instruments are as follows (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivatives accounted for as hedges:
Interest rate contracts	$342	$702	$16	$16	$—	$—
Foreign exchange contracts	1,224	1,297	224	140	283	188
Total	1,566	1,999	240	156	283	188
Derivatives not accounted for as hedges:
Foreign exchange contracts	187	246	2	1	1	1
Total	$1,753	$2,245	$242	$157	$284	$189

(1) Included within Other current assets or Other non-current assets

(2) Included within Other current liabilities or Other non-current liabilities

The amounts of derivative gains (losses) recognized in the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011 are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gain (Loss) recognized in Accumulated Other Comprehensive Loss:
Cash Flow Hedges:
Interest rate contracts (1)	$—	$1	$—	$(1)
Foreign exchange contracts (2)	16	(10)	(14)	(31)
Total	16	(9)	(14)	(32)

Foreign Net Investment Hedges:
Foreign exchange contracts	$3	$13	$4	$(4)

Gain (Loss) reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion):

Cash Flow Hedges:
Interest rate contracts (1)	$—	$—	$—	$1
Foreign exchange contracts (2)	(7)	3	(23)	(12)
Total	(7)	3	(23)	(11)

Foreign Net Investment Hedges:
Foreign exchange contracts	$—	$—	$—	$—

(1) Included within Fiduciary investment income and Interest expense

(2) Included within Other (expense) income and Interest expense

	Three months ended September 30,				Nine months ended September 30,
	Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (2)		Amount of Gain (Loss) Recognized in Income on Derivative (1)		Amount of Gain (Loss) Recognized in Income on Related Hedge Item (2)
	2012	2011	2012	2011	2012	2011	2012	2011
Fair value hedges:
Foreign exchange contracts	(3)	2	3	(3)	—	—	—	1

(1) Relates to fixed rate debt

(2) Included in Interest expense

It is estimated that approximately $18 million of pretax losses currently included within Accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

The amount of gain (loss) recognized in income on the ineffective portion of derivatives for the three and nine months ended September 30, 2012 and 2011 was not material.

During the three and nine months ended September 30, 2012, the Company recorded a gain of $6 million and $12 million, respectively, in Other (expense) income for foreign exchange derivatives not designated or qualifying as hedges.  During the three and nine months ended September 30, 2011, the Company recorded a loss of $9 million in each period, in Other (expense) income for foreign exchange derivatives not designated or qualifying as hedges.

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

The following tables present the categorization of the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 (in millions):

		Fair Value Measurements Using
		Quoted Prices in	Significant	Significant
		Active Markets	Other	Unobservable
	Balance at	for Identical	Observable	Inputs
	September 30, 2012	Assets (Level 1)	Inputs (Level 2)	(Level 3)
Assets:
Money market funds and highly liquid debt securities (1)	$2,612	$2,587	$25	$—
Other investments
Fixed maturity securities
Corporate bonds	12	—	—	12
Government bonds	6	—	6	—
Derivatives
Interest rate contracts	16	—	16	—
Foreign exchange contracts	226	—	226	—
Liabilities:
Derivatives
Foreign exchange contracts	284	—	284	—

(1)  Includes $2,587 million of money market funds and $25 million of highly liquid debt securities that are classified as Fiduciary assets, Short-term investments or Cash and cash equivalents in the Condensed Consolidated Statements of Financial Position, depending on their nature and initial maturity.  See Note 8 “Investments” for additional information regarding the Company’s investments.

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

There were no transfers of assets or liabilities between fair value hierarchy levels during either the three or nine months ended September 30, 2012 and 2011. There were no realized or unrealized gains or losses recognized in the Condensed Consolidated Statements of Income during either the three or nine months ended September 30, 2012 and 2011, related to assets and liabilities measured at fair value using unobservable inputs.

The fair value of all long-term debt instruments is classified as Level 2. The following table discloses the Company’s financial instruments where the carrying amounts and fair values differ (in millions):

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Long-term debt	$4,111	$4,618	$4,155	$4,494

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

Another retail insurance brokerage subsidiary of Aon has been sued in Tennessee state court by a client, Opry Mills Mall Limited Partnership (“Opry Mills”) that sustained flood damage to its property in May 2010. The lawsuit seeks $200 million from numerous insurers with whom this Aon subsidiary placed the client’s property insurance coverage. The insurers contend that only $50 million in coverage is available for the loss because the flood event occurred on property in a high hazard flood zone. Opry Mills is seeking full coverage from the insurers for the loss and has sued this Aon subsidiary in the alternative for the same $150 million difference on various theories of professional liability if the court determines there is not full coverage. Aon believes it has meritorious defenses and intends to vigorously defend itself against these claims. The outcome of this lawsuit, and the amount of any losses or other payments that may result, cannot be estimated at this time.

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

Aon had total letters of credit (“LOCs”) outstanding for approximately $69 million at September 30, 2012, as compared to $75 million at December 31, 2011. These letters of credit cover the beneficiaries related to Aon’s Canadian pension plan scheme and secure deductible retentions for Aon’s own workers compensation program and one of the U.S. pension plans. Aon also has issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at its international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

Aon has certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies. Costs associated with these guarantees, to the extent estimable and probable, are provided in Aon’s allowance for doubtful accounts. The maximum exposure with respect to such contractual contingent guarantees was approximately $36 million at September 30, 2012.

Aon has provided commitments to fund certain limited partnerships in which it has an interest in the event that the general partners request funding. Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $55 million at September 30, 2012. During the three and nine months ended September 30, 2012, the Company funded $4 million and $8 million, respectively, of these commitments.

Aon expects that, as prudent business interests dictate, additional guarantees and indemnifications may be issued from time to time.

16.  Related Party Transactions

During the nine months ended September 30, 2012, the Company, in the ordinary course of business, provided retail brokerage, consulting and financial advisory services to, and received wholesale brokerage services from, an entity that is controlled by one of the Company’s shareholders.  These transactions were negotiated on an arms-length basis and contain customary terms and conditions.  During the three and nine months ended September 30, 2012, commissions and fee revenue from these transactions were approximately $3 million and $11 million, respectively. During the three and nine months ended September 30, 2011, commissions and fee revenue from these transactions was $3 million and $5 million, respectively.

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

Aon’s total revenue is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Risk Solutions	$1,778	$1,772	$5,582	$5,535
HR Solutions	971	957	2,847	2,778
Intersegment elimination	(12)	(6)	(30)	(20)
Total revenue	$2,737	$2,723	$8,399	$8,293

Commissions, fees and other revenues by product are as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Retail brokerage	$1,390	$1,392	$4,395	$4,378
Reinsurance brokerage	377	365	1,156	1,119
Total Risk Solutions Segment	1,767	1,757	5,551	5,497

Consulting services	394	403	1,140	1,141
Outsourcing	585	558	1,723	1,655
Intrasegment	(8)	(4)	(16)	(18)
Total HR Solutions Segment	971	957	2,847	2,778
Intersegment	(12)	(6)	(30)	(20)
Total commissions, fees and other revenue	$2,726	$2,708	$8,368	$8,255

Fiduciary investment income by segment is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Risk Solutions	$11	$15	$31	$38
HR Solutions	—	—	—	—
Total fiduciary investment income	$11	$15	$31	$38

A reconciliation of segment operating income before tax to income from continuing operations before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Risk Solutions	$309	$311	$1,059	$1,036
HR Solutions	80	61	211	239
Segment income from continuing operations before income taxes	389	372	1,270	1,275
Unallocated expenses	(50)	(44)	(135)	(109)
Interest income	1	4	6	14
Interest expense	(57)	(60)	(173)	(186)
Other (expense) income	(9)	20	3	6
Income from continuing operations before income taxes	$274	$292	$971	$1,000

Unallocated expenses include administrative or other costs not attributable to the operating segments, such as corporate governance costs and the costs associated with corporate investments.  Interest income represents income earned primarily on operating cash balances and certain income producing securities.  Interest expense represents the cost of worldwide debt obligations.

Other (expense) income consists of equity earnings, realized gains or losses on the sale of investments, gains or losses on the disposal of businesses, gains or losses on hedging activities, and gains or losses on foreign currency transactions.

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

The following tables set forth condensed consolidating statements of income for the three and nine months ended September 30, 2012 and 2011, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, condensed consolidating statements of financial position as of September 30, 2012 and December 31, 2011, and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011 in accordance with Rule 3-10 of

Regulation S-X. The condensed consolidating financial information includes the accounts of Aon plc, the accounts of Aon Corporation, and the combined accounts of the non-guarantor subsidiaries. The condensed consolidating financial statements are presented in all periods as a merger under common control, with Aon plc presented as the Parent Guarantor in all periods prior and subsequent to the Redomestication. The principal consolidating adjustments are to eliminate the investment in subsidiaries and intercompany balances and transactions.

Condensed Consolidating Statement of Income

	Three Months Ended September 30, 2012
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Revenue
Commissions, fees and other	$—	$—	$2,726	$—	$2,726
Fiduciary investment income	—	—	11	—	11
Total revenue	—	—	2,737	—	2,737

Expenses
Compensation and benefits	34	(11)	1,597	—	1,620
Other general expenses	19	6	753	—	778
Total operating expenses	53	(5)	2,350	—	2,398
Operating (loss) income	(53)	5	387	—	339
Interest income	—	—	1	—	1
Interest expense	—	(44)	(13)	—	(57)
Intercompany interest (expense) income	(8)	48	(40)	—	—
Other income (expense)	—	10	(19)	—	(9)
(Loss) income from continuing operations before taxes	(61)	19	316	—	274
Income tax (benefit) expense	(15)	11	68	—	64
(Loss) income from continuing operations	(46)	8	248	—	210

Loss from discontinued operations before taxes	—	—	—	—	—
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	250	209	217	(676)	—

Net income	204	217	465	(676)	210
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Aon shareholders	$204	$217	$459	$(676)	$204

Condensed Consolidating Statement of Income

	Three Months Ended September 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Revenue
Commissions, fees and other	$—	$—	$2,708	$—	$2,708
Fiduciary investment income	—	—	15	—	15
Total revenue	—	—	2,723	—	2,723

Expenses
Compensation and benefits	—	(2)	1,636	—	1,634
Other general expenses	—	20	741	—	761
Total operating expenses	—	18	2,377	—	2,395
Operating (loss) income	—	(18)	346	—	328
Interest income	—	—	4	—	4
Interest expense	—	(40)	(20)	—	(60)
Intercompany interest income (expense)	—	47	(47)	—	—
Other income	—	—	20	—	20
(Loss) income from continuing operations before taxes	—	(11)	303	—	292
Income tax (benefit) expense	—	(3)	87	—	84
(Loss) income from continuing operations	—	(8)	216	—	208

Income from discontinued operations before taxes	—	—	—	—	—
Income tax benefit	—	—	—	—	—
Income from discontinued operations	—	—	—	—	—

Equity in earnings of subsidiaries, net of tax	198	174	166	(538)	—

Net income	198	166	382	(538)	208
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$198	$166	$372	$(538)	$198

Condensed Consolidating Statement of Income

	Nine Months Ended September 30, 2012
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
Revenue
Commissions, fees and other	$—	$—	$8,368	$—	$8,368
Fiduciary investment income	—	—	31	—	31
Total revenue	—	—	8,399	—	8,399

Expenses
Compensation and benefits	18	22	4,880	—	4,920
Other general expenses	21	26	2,297	—	2,344
Total operating expenses	39	48	7,177	—	7,264
Operating (loss) income	(39)	(48)	1,222	—	1,135
Interest income	—	1	5	—	6
Interest expense	—	(124)	(49)	—	(173)
Intercompany interest (expense) income	(10)	140	(130)	—	—
Other income	—	12	(9)	—	3
(Loss) income from continuing operations before taxes	(49)	(19)	1,039	—	971
Income tax (benefit) expense	—	(4)	261	—	257
(Loss) income from continuing operations	(49)	(15)	778	—	714

Loss from discontinued operations before taxes	—	—	(1)	—	(1)
Income taxes	—	—	—	—	—
Loss from discontinued operations	—	—	(1)	—	(1)

Equity in earnings of subsidiaries, net of tax	737	662	647	(2,046)	—

Net income	688	647	1,424	(2,046)	713
Less: Net income attributable to noncontrolling interest	—	—	25	—	25
Net income attributable to Aon shareholders	$688	$647	$1,399	$(2,046)	$688

Condensed Consolidating Statement of Income

	Nine Months Ended September 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Revenue
Commissions, fees and other	$—	$—	$8,255	$—	$8,255
Fiduciary investment income	—	2	36	—	38
Total revenue	—	2	8,291	—	8,293

Expenses
Compensation and Benefits	—	(7)	4,850	—	4,843
Other general expenses	—	40	2,245	—	2,284
Total operating expenses	—	33	7,095	—	7,127
Operating (loss) income	—	(31)	1,196	—	1,166
Interest income	—	4	10	—	14
Interest expense	—	(131)	(55)	—	(186)
Intercompany interest income (expense)	—	135	(135)	—	—
Other (expense) income	—	(27)	33	—	6
(Loss) income from continuing operations before taxes	—	(50)	1,049	—	1,000
Income tax (benefit) expense	—	(18)	292	—	274
(Loss) income from continuing operations	—	(32)	757	—	726

Income from discontinued operations before taxes	—	5	—	—	5
Income tax expense	—	1	—	—	1
Income from discontinued operations	—	4	—	—	4

Equity in earnings of subsidiaries, net of tax	702	628	600	(1,930)	—

Net income	702	600	1,357	(1,930)	730
Less: Net income attributable to noncontrolling interests	—	—	28	—	28
Net income attributable to Aon shareholders	$702	$600	$1,329	$(1,930)	$702

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2012
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Net income	$204	$217	$465	$(676)	$210
Less: Net income attributable to noncontrolling interests	—	—	6	—	6
Net income attributable to Aon shareholders	$204	$217	$459	$(676)	$204
Other comprehensive loss, net of tax:
Change in fair value of derivatives	—	1	14	—	15
Foreign currency translation adjustments	—	17	147	—	164
Post-retirement benefit obligation	—	9	(2)	—	7
Total other comprehensive income (loss)	—	27	159	—	186
Equity in other comprehensive (loss) income of subsidiaries, net of tax	182	155	182	(519)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	4	—	4
Total other comprehensive loss attributable to Aon shareholders	182	182	337	(519)	182
Comprehensive income (loss) attributable to Aon shareholders	$386	$399	$796	$(1,195)	$386

Condensed Consolidating Statement of Comprehensive Income

	Three Months Ended September 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Net income	$198	$166	$382	$(538)	$208
Less: Net income attributable to noncontrolling interests	—	—	10	—	10
Net income attributable to Aon shareholders	$198	$166	$372	$(538)	$198
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	—	(9)	—	(9)
Foreign currency translation adjustments	—	(5)	(204)	—	(209)
Post-retirement benefit obligation	—	4	11	—	15
Total other comprehensive (loss) income	—	(1)	(202)	—	(203)
Equity in other comprehensive income (loss) of subsidiaries, net of tax	(202)	(201)	(202)	605	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive income attributable to Aon shareholders	(202)	(202)	(403)	605	(202)
Comprehensive income attributable to Aon Shareholders	$(4)	$(36)	$(31)	$67	$(4)

Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2012
(millions)	Parent Guarantor	Subsidiary Issuer	Other Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Net income	$688	$647	$1,424	$(2,046)	$713
Less: Net income attributable to noncontrolling interests	—	—	25	—	25
Net income attributable to Aon shareholders	$688	$647	$1,399	$(2,046)	$688
Other comprehensive loss, net of tax:
Change in fair value of derivatives	—	1	4	—	5
Foreign currency translation adjustments	—	16	55	—	71
Post-retirement benefit obligation	—	24	22	—	46
Total other comprehensive income (loss)	—	41	81	—	122
Equity in other comprehensive (loss) income of subsidiaries, net of tax	120	78	119	(317)	—
Less: Other comprehensive loss attributable to noncontrolling interests	—	—	2	—	2
Total other comprehensive loss attributable to Aon shareholders	120	119	198	(317)	120
Comprehensive income attributable to Aon shareholders	$808	$766	$1,597	$(2,363)	$808

Condensed Consolidating Statement of Comprehensive Income

	Nine Months Ended September 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated

Net income	$702	$600	$1,357	$(1,930)	$730
Less: Net income attributable to noncontrolling interests	—	—	28	—	28
Net income attributable to Aon shareholders	$702	$600	$1,329	$(1,930)	$702
Other comprehensive income, net of tax:
Change in fair value of derivatives	—	(1)	(13)	—	(14)
Foreign currency translation adjustments	—	(9)	(3)	—	(12)
Post-retirement benefit obligation	—	13	29	—	42
Total other comprehensive (loss) income	—	3	13	—	16
Equity in other comprehensive income (loss) of subsidiaries, net of tax	17	12	15	(44)	—
Less: Other comprehensive income attributable to noncontrolling interests	—	—	(1)	—	(1)
Total other comprehensive income attributable to Aon shareholders	17	15	29	(44)	17
Comprehensive income attributable to Aon shareholders	$719	$615	$1,358	$(1,974)	$719

Condensed Consolidating Statement of Financial Position

	September 30, 2012
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$1	$58	$231	$—	$290
Short-term investments	16	261	441	—	718
Receivables, net	—	2	2,957	—	2,959
Fiduciary assets	—	—	11,343	—	11,343
Intercompany receivables	—	1,677	2,868	(4,545)	—
Other current assets	—	41	351	—	392
Total Current Assets	17	2,039	18,191	(4,545)	15,702
Goodwill	—	—	8,856	—	8,856
Intangible assets, net	—	—	3,040	—	3,040
Fixed assets, net	—	—	814	—	814
Investments	—	41	119	—	160
Intercompany receivables	—	2,240	2,171	(4,411)	—
Other non-current assets	222	659	56	—	937
Investment in subsidiary	10,797	10,349	8,446	(29,592)	—
TOTAL ASSETS	$11,036	$15,328	$41,693	$(38,548)	$29,509

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$11,343	$—	$11,343
Short-term debt and current portion of long-term debt	—	268	23	—	291
Accounts payable and accrued liabilities	4	86	1,429	—	1,519
Intercompany payables	34	1,779	1,782	(3,595)	—
Other current liabilities	—	47	754	—	801
Total Current Liabilities	38	2,180	15,331	(3,595)	13,954
Long-term debt	—	3,030	1,081	—	4,111
Pension, other post retirement and other post employment liabilities	—	1,167	590	—	1,757
Intercompany payables	2,690	359	2,311	(5,360)	—
Other non-current liabilities	3	146	1,177	—	1,326
TOTAL LIABILITIES	2,731	6,882	20,490	(8,955)	21,148

TOTAL AON SHAREHOLDERS’ EQUITY	8,305	8,446	21,146	(29,592)	8,305
Noncontrolling interests	—	—	56	—	56
TOTAL EQUITY	8,305	8,446	21,202	(29,592)	8,361

TOTAL LIABILITIES AND EQUITY	$11,036	$15,328	$41,692	$(38,547)	$29,509

Condensed Consolidating Statement of Financial Position

	Dec. 31, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
ASSETS

Cash and cash equivalents	$—	$(21)	$293	$—	$272
Short-term investments	—	321	464	—	785
Receivables, net	—	2	3,181	—	3,183
Fiduciary assets	—	—	10,838	—	10,838
Intercompany receivables	3	610	539	(1,152)	—
Other current assets	—	57	378	(8)	427
Total Current Assets	3	969	15,693	(1,160)	15,505
Goodwill	—	—	8,770	—	8,770
Intangible assets, net	—	—	3,276	—	3,276
Fixed assets, net	—	—	783	—	783
Investments	—	39	200	—	239
Intercompany receivables	—	2,133	2,202	(4,335)	—
Other non-current assets	—	900	781	(702)	979
Investment in subsidiary	10,183	9,269	7,714	(27,166)	—
TOTAL ASSETS	$10,186	$13,310	$39,419	$(33,363)	$29,552

LIABILITIES AND EQUITY

Fiduciary liabilities	$—	$—	$10,838	$—	$10,838
Short-term debt and current portion of long-term debt	—	318	19	—	337
Accounts payable and accrued liabilities	—	78	1,758	(4)	1,832
Intercompany payables	—	206	609	(815)	—
Other current liabilities	—	5	752	(4)	753
Total Current Liabilities	—	607	13,976	(823)	13,760
Long-term debt	—	3,063	1,092	—	4,155
Pension, other post retirement and other post employment liabilities	—	1,407	785	—	2,192
Intercompany payables	2,108	378	2,186	(4,672)	—
Other non-current liabilities	—	141	1,886	(702)	1,325
TOTAL LIABILITIES	2,108	5,596	19,925	(6,197)	21,432

TOTAL AON SHAREHOLDERS’ EQUITY	8,078	7,714	19,452	(27,166)	8,078
Noncontrolling interests	—	—	42	—	42
TOTAL EQUITY	8,078	7,714	19,494	(27,166)	8,120

TOTAL LIABILITIES AND EQUITY	$10,186	$13,310	$39,419	$(33,363)	$29,552

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2012
	Parent	Subsidiary	Other Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$(46)	$(189)	$1,102	$—	$867

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	79	92	—	171
Purchase of long-term investments	—	(9)	—	—	(9)
Net sales of short-term investments - non-fiduciary	(16)	61	21	—	66
Acquisition of businesses, net of cash acquired	—	(55)	(42)	—	(97)
Proceeds from sale of businesses	—	—	2	—	2
Capital expenditures	—	—	(201)	—	(201)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	(16)	76	(128)	—	(68)

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	(525)	(100)	—	—	(625)
Advances from (to) affiliates	648	376	(1,024)	—	—
Issuance of shares for employee benefit plans	44	49	—	—	93
Issuance of debt	—	332	1	—	333
Repayment of debt	—	(416)	(11)	—	(427)
Cash dividends to shareholders	(104)	(49)	—	—	(153)
Purchase of shares from noncontrolling interests	—	—	—	—	—
Dividends paid to noncontrolling interests	—	—	(17)	—	(17)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	63	192	(1,051)	—	(796)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	15	—	15
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1	79	(62)	—	18
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	(21)	293	—	272
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$58	$231	$—	$290

Condensed Consolidating Statement of Cash Flows

	Nine Months Ended September 30, 2011
			Other
	Parent	Subsidiary	Non-Guarantor	Consolidating
(millions)	Guarantor	Issuer	Subsidiaries	Adjustments	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES

CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$—	$(137)	$924	$—	$787

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of long-term investments	—	52	51	—	103
Purchase of long-term investments	—	(17)	(11)	—	(28)
Net sales of short-term investments - non-fiduciary		329	(153)		176
Acquisition of businesses, net of cash acquired	—	(10)	(92)	—	(102)
Proceeds from sale of businesses	—	5	4	—	9
Capital expenditures	—	—	(151)	—	(151)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	359	(352)	—	7

CASH FLOWS FROM FINANCING ACTIVITIES
Share repurchase	—	(828)	—	—	(828)
Advances from (to) affiliates	—	487	(487)	—	—
Issuance of shares for employee benefit plans	—	165	—	—	165
Issuance of debt	—	1,190	382	—	1,572
Repayment of debt	—	(1,126)	(397)	—	(1,523)
Cash dividends to shareholders	—	(150)	—	—	(150)
Purchase of shares from noncontrolling interests	—	—	(24)	—	(24)
Dividends paid to noncontrolling interests	—	—	(21)	—	(21)
CASH USED FOR FINANCING ACTIVITIES	—	(262)	(547)	—	(809)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(36)	—	(36)
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(40)	(11)	—	(51)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	14	332	—	346
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$(26)	$321	$—	$295

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY OF THIRD QUARTER 2012 FINANCIAL RESULTS

On April 2, 2012, we completed the Redomestication, moving our corporate headquarters to London. In the Redomestication, each issued and outstanding share of Aon Corporation common stock held by stockholders of Aon Corporation was converted into the right to receive one Class A Ordinary Share, nominal value $0.01 per share, of Aon plc. In connection with the Redomestication, we have incurred costs related to the headquarters relocation of $6 million and $23 million in the three and nine months ended September 30, 2012, respectively. We anticipate that we will incur an additional $12 million of costs through 2013 related to the headquarters relocation. We believe the Redomestication will strengthen our long term strategy by:

•                  Enabling Risk Solutions to deliver superior value to our clients by executing our Aon Broking strategy;

•                  Expanding the HR Solutions portfolio penetration, especially within consulting, which already has a significant presence in the UK and EMEA;

•                  Enhancing our Risk Solutions’relationship with, and integration into, London markets;

•                  Increasing our connection to emerging markets, accelerating our ability to grow there, and further aligning our strategy with underwriters and carriers who are also targeting these high growth markets;

•                  Strengthening our international brand awareness and positioning as a global firm;

•                  Advancing our talent strategy through better development, retention and acquisition of professional talent, with a special focus on London’s insurance talent;

•                  Optimizing our fiscal planning and capital allocation and reducing our global tax rate in a manner that provides us with the increased financial flexibility to properly invest in our growth.

During the first nine months of 2012, we continued to face certain headwinds impacting our business. In our Risk Solutions segment, these included economic weakness in continental Europe and sector specific weakness in construction, private equity and mergers and acquisitions. In our HR Solutions segment, these included price compression in our benefits administration business and a decline in discretionary demand for retirement consulting services internationally.

We focus on three key metrics each quarter that we communicate to shareholders: grow organically, expand margins, and increase earnings per share.  The following is our measure of performance against these three metrics for the third quarter and first nine months of 2012:

•                  Organic revenue growth, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was 4% in both the third quarter and first nine months of 2012, demonstrating continued improvement compared to the prior year’s organic revenue growth of 1% for the comparable periods. Organic revenue growth was primarily driven by strong management of the renewal book portfolio across all regions and solid new business growth in Asia and emerging markets. Solid growth across our Reinsurance business and new client wins in our HR Solutions segment also drove organic growth.

•                  Adjusted operating margin, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, for the third quarter 2012 was 17.5% for Aon overall, 20.0% for the Risk Solutions segment, and 17.5% for the HR Solutions segment.  Adjusted operating margin was 17.2% for Aon overall, 20.2% for the Risk Solutions segment, and 16.0% for the HR Solutions segment for the third quarter 2011.  For the first nine months of 2012, adjusted operating margin was 18.3% for Aon overall, 21.1% for the Risk Solutions segment, and 16.5% for the HR Solutions segment. For the first nine months of 2011, adjusted operating margin was 18.7% for Aon overall, 21.1% for the Risk Solutions segment, and 16.5% for the HR Solutions segment. The year-to-date increase in adjusted operating margin for the Risk Solutions segment reflects strong organic revenue growth and restructuring savings, partially offset by investments in Asia, Latin America and GRIP solutions, as well as lower investment income. The year-to-date decrease in adjusted operating margin for both the HR Solutions segment and Aon overall reflects significant investment in new growth opportunities in health care exchanges and human resource business processing outsourcing (“HR BPO”) and anticipated pricing compression in our benefits administration business.

•                  Adjusted diluted earnings per share from continuing operations attributable to Aon’s shareholders, a non-GAAP measure as defined under the caption “Review of Consolidated Results — General” below, was $0.95 per share in the third quarter of 2012 and $2.94 per share for the first nine months of 2012, compared to $0.88 and $2.90 per share in the third quarter and first nine months of 2011, respectively.

Additionally, the following is a summary of our third quarter and first nine months 2012 financial results:

•                  For the quarter, revenue increased $14 million, a 1% increase when compared to the prior year quarter of $2.7 billion. This was the result of 4% organic revenue growth, partially offset by a 3% unfavorable impact from foreign exchange rates. Fiduciary investment income decreased $4 million due to the continued decline in global interest rates.  Organic revenue grew 4% in the HR Solutions segment and 3% in the Risk Solutions segment during the quarter. During the first nine months of 2012, revenue increased $106 million, or 1%, to $8.4 billion due primarily to 4% organic revenue growth, partially offset by a 3% unfavorable impact from foreign exchange rates.

•                  Operating expenses for the quarter were $2.4 billion, an increase of $3 million over the prior year quarter. Operating expenses for the first nine months of 2012 were $7.3 billion, an increase of $137 million, or 2%, over the prior year.  The increase in both periods is primarily a result of a $14 million and $40 million increase in intangible asset amortization expense for the quarter and year to date periods, respectively, as well as investments in health care exchanges and other new growth opportunities, partially offset by benefits related to restructuring initiatives and a decrease in restructuring related expenses.

•                  Operating margin from continuing operations increased to 12.4% in the third quarter 2012 from 12.0% in the third quarter 2011.  The nine month operating margin was 13.5% as compared to 14.1% in 2011. The year-to-date decrease in operating margin is primarily related to intangible asset amortization related to the acquisition of Hewitt, as well as significant investments in new growth opportunities in health care exchanges.

•                  Net income from continuing operations attributable to Aon shareholders for the third quarter 2012 increased $6 million, or 3%, from the third quarter 2011 to $204 million.  During the first nine months of 2012, Net income from continuing operations attributable to Aon shareholders decreased $14 million, or 2%, compared to the first nine months of 2011 to $688 million.

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

A reconciliation of this non-GAAP measure to the reported operating margin is as follows (in millions):

	Three months ended September 30, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,737	$1,778	$971
Operating income — U.S. GAAP	339	309	$80
Restructuring charges	32	16	16
Intangible asset amortization	105	31	74
Headquarters relocation costs	4	—	—
Operating income — as adjusted	$480	$356	$170
Operating margins — U.S. GAAP	12.4%	17.4%	8.2%
Operating margins — as adjusted	17.5%	20.0%	17.5%

	Nine months ended September 30, 2012
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,399	$5,582	$2,847
Operating income — U.S. GAAP	1,135	1,059	211
Restructuring charges	65	29	36
Intangible asset amortization	313	91	222
Headquarters relocation costs	21	—	—
Operating income — as adjusted	$1,534	$1,179	$469
Operating margins — U.S. GAAP	13.5%	19.0%	7.4%
Operating margins — as adjusted	18.3%	21.1%	16.5%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

	Three months ended September 30, 2011
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$2,723	$1,772	$957
Operating income — U.S. GAAP	328	311	61
Restructuring charges	26	14	12
Intangible asset amortization	91	33	58
Hewitt related costs	22	—	22
Operating income — as adjusted	$467	$358	$153
Operating margins — U.S. GAAP	12.0%	17.6%	6.4%
Operating margins — as adjusted	17.2%	20.2%	16.0%

	Nine months ended September 30, 2011
	Total Aon (1)	Risk Solutions	HR Solutions
Revenue — U.S. GAAP	$8,293	$5,535	$2,778
Operating income — U.S. GAAP	1,166	1,036	239
Restructuring charges	70	28	42
Intangible asset amortization	273	97	176
Hewitt related costs	42	—	42
Operating income — as adjusted	$1,551	$1,161	$499
Operating margins — U.S. GAAP	14.1%	18.7%	8.6%
Operating margins — as adjusted	18.7%	21.0%	18.0%

(1) Includes unallocated expenses and the elimination of inter-segment revenue.

Adjusted Diluted Earnings per Share from Continuing Operations

We also use adjusted diluted earnings per share from continuing operations as a non-GAAP measure of our core operating performance. Adjusted diluted earnings per share excludes the impact of restructuring charges, intangible asset amortization, headquarters relocation costs and Hewitt-related costs, along with related income taxes. This supplemental information related to adjusted diluted earnings per share represents a measure not in accordance with U.S. GAAP and should be viewed in addition to, not instead of, our Condensed Consolidated Financial Statements and Notes thereto. Reconciliations of this non-GAAP measure to the reported diluted earnings per share are as follows (in millions except per share data):

	Three months ended September 30, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	339	141	480
Interest income	1	—	1
Interest expense	(57)	—	(57)
Other (expense) income	(9)	2	(7)
Income from continuing operations before income taxes	274	143	417
Income taxes	64	34	98
Income from continuing operations	210	109	319
Less: Net income attributable to noncontrolling interests	6	—	6
Income from continuing operations attributable to Aon stockholders	$204	$109	$313
Diluted earnings per share from continuing operations	$0.62	$0.33	$0.95
Weighted average common shares outstanding — diluted	331.0	331.0	331.0

	Nine months ended September 30, 2012
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	1,135	399	1,534
Interest income	6	—	6
Interest expense	(173)	—	(173)
Other (expense) income	3	2	5
Income from continuing operations before income taxes	971	401	1,372
Income taxes	257	107	364
Income from continuing operations	714	294	1,008
Less: Net income attributable to noncontrolling interests	25	—	25
Income from continuing operations attributable to Aon stockholders	$689	$294	$983
Diluted earnings per share from continuing operations	$2.06	$0.88	$2.94
Weighted average common shares outstanding — diluted	334.4	334.4	334.4

	Three months ended September 30, 2011
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	328	139	$467
Interest income	4	—	$4
Interest expense	(60)	—	(60)
Other (expense) income	20	—	20
Income from continuing operations before income taxes	292	139	431
Income taxes	84	41	125
Income from continuing operations	208	98	306
Less: Net income attributable to noncontrolling interests	10	—	10
Income from continuing operations attributable to Aon stockholders	$198	$98	$296
Diluted earnings per share from continuing operations	$0.59	$0.29	$0.88
Weighted average common shares outstanding — diluted	336.9	336.9	336.9

	Nine months ended September 30, 2011
	U.S. GAAP	Adjustments	As Adjusted
Operating Income	1,166	385	1,551
Interest income	14	—	14
Interest expense	(186)	—	(186)
Other (expense) income	6	19	25
Income from continuing operations before income taxes	1,000	404	1,404
Income taxes	274	111	385
Income from continuing operations	726	295	1,019
Less: Net income attributable to noncontrolling interests	28	—	28
Income from continuing operations attributable to Aon stockholders	$698	$293	$991
Diluted earnings per share from continuing operations	$2.04	$0.86	$2.90
Weighted average common shares outstanding — diluted	341.8	341.8	341.8

Impact of Foreign Exchange Rate Fluctuations

Because we conduct business in more than 120 countries, foreign exchange rate fluctuations have a significant impact on our business.  In comparison to the U.S. dollar, foreign exchange rate movements may be significant and may distort true period-to-period comparisons of changes in revenue or pretax income.  Therefore, to give financial statement users more meaningful information about our operations, we have provided a discussion of the impact of foreign currency exchange rates on our financial results.  The methodology used to calculate this impact isolates the impact of the change in currencies between periods by translating last year’s revenue, expenses and net income at this year’s foreign exchange rates.  Currency fluctuations had no impact and an unfavorable impact of $0.03 during the three and nine month periods ended September 30, 2012, respectively, on adjusted net income from continuing operations per diluted share when we translate prior year quarter results at current quarter foreign exchange rates.

Summary of Results

The consolidated results of continuing operations follow (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue:
Commissions, fees and other	$2,726	$2,708	$8,368	$8,255
Fiduciary investment income	11	15	31	38
Total revenue	2,737	2,723	8,399	8,293
Expenses:
Compensation and benefits	1,620	1,634	4,920	4,843
Other general expenses	778	761	2,344	2,284
Total operating expenses	2,398	2,395	7,264	7,127
Operating income	339	328	1,135	1,166
Interest income	1	4	6	14
Interest expense	(57)	(60)	(173)	(186)
Other (expense) income	(9)	20	3	6
Income from continuing operations before income taxes	274	292	971	1,000
Income taxes	64	84	257	274
Income from continuing operations	210	208	714	726
Income (loss) from discontinued operations, after-tax	—	—	(1)	4
Net income	210	208	713	730
Less: Net income attributable to noncontrolling interests	6	10	25	28
Net income attributable to Aon stockholders	$204	$198	$688	$702

Revenue

Revenue increased by $14 million, or 1%, in the third quarter 2012 compared to the third quarter 2011, and increased $106 million, or 1%, on a year-to-date basis.  The third quarter increase consists of a $14 million, or 1%, increase in the HR Solutions segment and a $6 million, essentially flat, increase in the Risk Solutions segment, partially offset by a $4 million decrease in Fiduciary investment income.  Organic revenue growth in the HR Solutions segment for the quarter was 4%.  The increase in the HR Solutions segment compared to the prior year quarter was primarily driven by new client wins in HR BPO and benefits administration and strong growth in certain consulting businesses.  The results of the Risk Solutions segment reflect 3% organic revenue growth, offset by an unfavorable impact of 4% from foreign exchange rates and a decline in Fiduciary investment income.

Revenue for the nine months ended September 30, 2012 increased $106 million from the comparable prior year period due to a $69 million, or 2%, increase in HR Solutions and a $47 million, or 1%, increase in Risk Solutions partially offset by a $7 million decrease in Fiduciary investment income.  Organic revenue growth in HR Solutions was 4% compared to the first nine months 2011.  The 1% increase in the Risk Solutions segment reflects 4% organic revenue growth, partially offset by an unfavorable impact of 3% from foreign exchange rates.

Compensation and Benefits

Compensation and benefits decreased $14 million, or 1%, from third quarter 2011.  For the first nine months of 2012, Compensation and benefits increased $77 million, or 2%, from the comparable prior year period.  In both periods, increases in Compensation and benefits were primarily driven by organic revenue growth, investments in key talent and additional costs related to acquisitions, partially offset by a favorable impact from foreign currency translation. In the third quarter 2012, this increase was offset by restructuring savings.

Other General Expenses

Other general expenses for the three and nine month periods ended September 30, 2012, compared to the prior year, increased $17 million, or 2%, and $60 million, or 3%, respectively.  The increase for both periods was due largely due to the impact of headquarters relocation costs of $4 million and $21 million during the three and nine month periods ended September 30, 2012, respectively, and a $14 million and $40 million increase in intangible asset amortization expense for the three and nine month periods ended September 30, 2012, respectively, partially offset by a favorable impact from foreign currency translation.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the third quarter 2012, Interest income decreased $3 million from the third quarter 2011.  For the first nine months 2012, Interest income decreased $8 million from the comparable period in 2011 due to lower average interest rates globally.

Interest expense

Interest expense, for the third quarter and first nine months of 2012, which represents the cost of our worldwide debt obligations, decreased $3 million and $13 million from the third quarter and the first nine months of 2011, respectively. The decrease in interest expense reflects a decline in the average rate on total debt outstanding.

Other (expense) income

Other (expense) income was $9 million expense and $3 million income for the third quarter and first nine months 2012, respectively, as compared to $20 million income and $6 million income for the third quarter and first nine months 2011, respectively.  Other (expense) income during the nine month period ended September 30, 2011 included a $19 million loss on the extinguishment of debt obligations. The third quarter 2012 includes an $24 million loss on foreign currency remeasurement, partially offset by an $8 million hedging gain. The three and nine months ended September 30, 2011 included gains of $24 million and $18 million, respectively, related to foreign currency remeasurement, partially offset by hedging losses of $11 million and $13 million, respectively.

Income from Continuing Operations before Income Taxes

Income from continuing operations before income taxes for the third quarter was $204 million, a 3% increase from $198 million in 2012.  For the first nine months 2012, Income from continuing operations before income taxes was $689 million, a 1% decrease from $698 million in 2011.  For both periods, the decreases in income from continuing operations before income taxes was due to higher intangible asset amortization and headquarters relocation costs, partially offset by 4% organic revenue growth. During the third quarter 2012, those costs were offset by lower Compensation and benefits expenses.

Income Taxes

The effective tax rate on income from continuing operations was 23.2% and 28.9% for the third quarter 2012 and 2011, respectively, and 26.5% and 27.4% for the first nine months of 2012 and 2011, respectively.  The third quarter 2012 effective tax rate was favorably impacted by certain discrete items recognized in the period including foreign tax credits that reduced our income tax expense, partially offset by a change in a statutory tax rate during the quarter. The underlying tax rate for continuing operations for 2012 is expected to be approximately 26%, reflecting the initial benefits related to the Redomestication.

Income from Continuing Operations Attributable to Aon Shareholders

Income from continuing operations attributable to Aon shareholders for the third quarter increased to $204 million, or $0.62 diluted net income per share, from $198 million, or $0.59 diluted net income per share, in 2011.  For the first nine months of 2012, Income from continuing operations attributable to Aon shareholders decreased to $689 million, or $2.06 diluted net income per share, from $698 million, or $2.04 diluted net income per share, in 2011.

Restructuring Initiatives

Aon Hewitt Restructuring Plan

On October 14, 2010, we announced a global restructuring plan in connection with the acquisition of Hewitt.  The Aon Hewitt Plan is intended to streamline operations across the combined Aon Hewitt organization and includes approximately 2,000 job eliminations. We expect these restructuring activities and related expenses to affect continuing operations into 2013.  The Aon Hewitt Plan is expected to result in cumulative costs of approximately $325 million through the end of the plan, consisting of approximately $180 million in employee termination costs and approximately $145 million in real estate rationalization across the Company.

From the inception of the Aon Hewitt Plan through September 30, 2012, in excess of 1,800 jobs have been eliminated and total expenses of $214 million have been incurred.  We recorded $32 million and $57 million of restructuring and related charges in the three and nine months ended September 30, 2012, respectively.  We recorded $26 million and $80 million of restructuring and related charges in the three and nine months ended September 30, 2011, respectively.  Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The following summarizes the restructuring and related costs, by type, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Third Quarter 2012	Nine Months 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan (1)
Workforce reduction	$49	$64	$25	$44	$157	$180
Lease consolidation	3	32	6	11	46	95
Asset impairments	—	7	—	1	8	47
Other costs associated with restructuring (2)	—	2	1	1	3	3
Total restructuring and related expenses	$52	$105	$32	$57	$214	$325

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

Effective January 1, 2012, the Health and Benefits Consulting business was transferred from the HR Solutions segment to the Risk Solutions segment.  Restructuring costs associated with the Health and Benefits Consulting business are reflected in the Risk Solutions segment, including $41 million that was reclassified from the HR Solutions segment to the Risk Solutions segment for 2011.  During the third quarter 2011, $26 million in restructuring expenses were recorded, $14 million of which related to the Health and Benefits Consulting business.  The following summarizes the restructuring and related expenses, by segment, that have been incurred and are estimated to be incurred through the end of the restructuring initiative related to the Aon Hewitt Plan (in millions):

	2010	2011	Third Quarter 2012	Nine Months 2012	Total Inception to Date	Estimated Total Cost for Restructuring Plan
HR Solutions	$52	$49	$16	$36	$137	$243
Risk Solutions	—	56	16	21	77	82
Total restructuring and related expenses	$52	$105	$32	$57	$214	$325

The restructuring plan, before any potential reinvestment of savings, is expected to deliver approximately $280 million of annual savings in 2013.  The HR Solutions segment is expected to deliver $234 million of annual savings, with the remaining $46 million to be delivered by the Risk Solutions segment. We estimate that we realized approximately $64 million and $169 million in restructuring cost savings in the third quarter and first nine months of 2012, respectively.  With other integration savings, we expect to achieve approximately $355 million in annual cost savings in 2013, which includes the approximately $280 million of annual savings related to the restructuring plan, and additional savings in areas such as information technology, procurement and public company costs.  All of the components of the restructuring and integration plan are not finalized and actual total savings, costs and timing may vary from those estimated due to changes in the scope or assumptions underlying the plan.

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

We recorded $8 million of restructuring and related charges in the nine months ended September 30, 2012. We recorded a restructuring costs of $3 million and a benefit of $2 million for the three and nine months ended September 30, 2011, respectively. All costs associated with the Aon Benfield Plan are included in the Risk Solutions segment. Charges related to the restructuring are included in Compensation and benefits and Other general expenses in the accompanying Condensed Consolidated Statements of Income.

The Aon Benfield Plan, before any potential reinvestment of savings, has delivered cumulative run-rate cost savings of approximately $146 million through the third quarter 2012. We estimate that we realized approximately $36 million and $106 million of cost savings in the three and nine months ended September 30, 2012.

The following is a summary of the restructuring and related expenses by type that have been incurred through the end of the restructuring initiative related to the Aon Benfield Plan (in millions):

	Purchase Price Allocation	2009	2010	2011	Third Quarter 2012	Nine Months 2012	Inception to Date	Total Cost for Restructuring Plan
Workforce reduction	$32	$38	$15	$33	$—	$8	$126	$126
Lease consolidation	20	14	7	(15)	—	—	26	26
Asset impairments	—	2	2	—	—	—	4	4
Other costs associated with restructuring	1	1	2	1	—	—	5	5
Total restructuring and related expenses	$53	$55	$26	$19	$—	$8	$161	$161

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

Cash on our balance sheet includes funds available for general corporate purposes.  Funds held on behalf of clients in a fiduciary capacity are segregated and shown together with uncollected insurance premiums in Fiduciary assets in the Condensed Consolidated Statement of Financial Position, with a corresponding amount in Fiduciary liabilities. Fiduciary funds cannot be used for general corporate purposes, and should not be considered as a source of liquidity for us.

Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2012 was $867 million as compared to net cash provided by operating activities in the nine months ended September 30, 2011 of $787 million, an increase of $80 million. The primary driver of the cash provided by operating activities was net income, adjusted for non-cash expenses, of $1.4 billion, partially offset by pension contributions of $454 million and a decrease in accounts payable and accrued liabilities of $347 million. Pension contributions were $454 million and $388 million for the nine months ended September 30, 2012 and 2011, respectively. For the remainder of 2012, we expect to contribute approximately $187 million to our pension plans, with the majority attributable to non-U.S. pension plans, which are subject to changes in foreign exchange rates.

During the third quarter 2012, we continued to progress with elevated levels of invoicing and cash collections related to a delay in invoicing HR Solutions’ customers in the second half of 2011. We expect the increase in unbilled receivables and accounts receivable of approximately $375 million to reverse and return to normalized levels.

We expect cash generated by operations for 2012 to be sufficient to service our debt and contractual obligations, fund the cash requirements of our restructuring programs, finance capital expenditures, continue acquisitions of shares under our share repurchase program, and continue to pay dividends to our shareholders.  Although cash from operations is expected to be sufficient to service these obligations, we have the ability to borrow under our credit facilities to accommodate any timing differences in cash flows.  We have committed credit facilities of approximately $1.2 billion, all of which was available at September 30, 2012.  We can access these facilities on a same day or next day basis.  Additionally, we believe that we could access capital markets to obtain debt financing for longer-term funding, under current market conditions, if needed.

Investing Activities

Cash flow used for investing activities was $68 million during the nine months ended September 30, 2012. The primary drivers of the cash flow used for investing activities were $201 million for capital expenditures and $97 million for the acquisition of businesses, partially offset by $171 million for sales of long term investments and $66 million for net sales of short term investments.

Cash flow provided by investing activities was $7 million during the nine months ended September 30, 2011. The primary drivers of the cash flow provided by investing activities were $251 million in net sales of investments and proceeds from the sale of operations of $9 million, partially offset by $151 million for capital expenditures and $102 million for acquisitions, net of sales.

Financing Activities

Cash flow used for financing activities during the nine months ended September 30, 2012 was $796 million. The primary drivers of cash flow used for financing activities were share repurchases of $625 million, dividends paid to shareholders of $153 million, and repayments of debt, net of issuances, of $94 million partially offset by proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $93 million.

Cash flow used for financing activities during the nine months ended September 30, 2011 was $809 million. The primary drivers of cash flow used for financing activities were share repurchases of $828 million and dividends paid to shareholders of $150 million. This was partially offset by repayment of debt, net of issuances of $49 million, proceeds from the exercise of share options and issuance of shares purchased through the employee stock purchase plan of $165 million.

As of September 30, 2012, we had distributable reserves of $7.2 billion. We believe that we will have sufficient distributable reserves to fund shareholder dividends for the foreseeable future.

Cash and Investments

At September 30, 2012, our cash and cash equivalents and short-term investments were $1.0 billion, a decrease of $49 million from December 31, 2011.  Of the total balance as of September 30, 2012, $212 million was restricted as to its use, which was comprised of $124 million of operating funds in the U.K. as required by the Financial Services Authority and $88 million held as collateral for various business purposes.  At September 30, 2012, $293 million of cash and cash equivalents and short-term investments were held in the U.S. and $715 million was held by our subsidiaries in other countries.

In our capacity as an insurance broker or agent, we collect premiums from insureds and, after deducting our commission, remit the premiums to the respective insurance underwriter.  We also collect claims or refunds from underwriters on behalf of insureds, which are then returned to the insureds.  Unremitted insurance premiums and claims are held by us in a fiduciary capacity.  In addition, some of our outsourcing agreements require us to hold funds on behalf of clients to pay obligations on their behalf.  The levels of fiduciary assets and liabilities can fluctuate significantly, depending on when we collect the premiums, claims and refunds, make payments to underwriters and insureds, collect funds from clients and make payments on their behalf, and foreign currency movements.  Fiduciary assets, because of their nature, are required to be invested in very liquid securities with highly-rated, credit-worthy financial institutions.  In our Condensed Consolidated Statements of Financial Position, the amount we report for Fiduciary assets and Fiduciary liabilities are equal.  Our Fiduciary assets included cash and investments of $4.1 billion and fiduciary receivables of $7.2 billion at September 30, 2012.  While we earn investment income on the fiduciary assets held in cash and investments, the cash and investments are not owned by us, and cannot be used for general corporate purposes.

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

As of September 30, 2012, our investments in money market funds and highly liquid debt instruments had a fair value of $2.6 billion and are reported as Short-term investments or Fiduciary assets in the Condensed Consolidated Statements of Financial Position depending on their nature and initial maturity.

The following table summarizes our Fiduciary assets and non-fiduciary Cash and cash equivalents, and Short-term investments as of September 30, 2012 (in millions):

	Statement of Financial Position Classification
Asset Type	Cash and Cash Equivalents	Short-term Investments	Fiduciary Assets	Total
Certificates of deposit, bank deposits or time deposits	$290	$—	$2,252	$2,542
Money market funds	—	717	1,870	2,587
Highly liquid debt instruments	—	—	25	25
Other investments due within one year	—	1	—	1
Cash and investments	290	718	4,147	5,155
Fiduciary receivables	—	—	7,196	7,196
Total	$290	$718	$11,343	$12,351

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

During the first quarter of 2012, we repurchased 2.1 million shares at an average price per share of $48.32 for a total cost of $100 million under the 2010 Share Repurchase Program. During the first quarter 2011, we repurchased 6.8 million shares at an average price per share of $51.29 for a total cost of $350 million under the 2010 Share Repurchase Program as well as a previous program that was completed in the first quarter 2011. Since the inception of the 2010 Share Repurchase Program, we repurchased a total of 18.2 million shares for an aggregate cost of $913 million. As of March 31, 2012, we were authorized to purchase up to $1.1 billion of additional shares under the 2010 Share Repurchase Program.

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

During the three months ended September 30, 2012, we repurchased 5.4 million shares at an average price per share of $51.37 for a total cost of $275 million.  During the nine months ended September 30, 2012, we repurchased 12.7 million shares at an average price per share of $49.22 for a total cost of $625 million under the 2012 Share Repurchase Program and the previously completed 2010 Share Repurchase Program. The remaining authorized amount for share repurchase under the 2012 Share Repurchase Program is $4.5 billion.

For information regarding share repurchases made during the third quarter of 2012, see Part II, Item 2 — “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Debt Securities

On August 31, 2012, we filed a shelf registration statement with the SEC, registering the offer and sale from time to time of an indeterminate amount of, among other securities, debt, securities, preference shares, Class A Ordinary shares and convertible securities. The availability of any potential liquidity for these types of securities is dependent on investor demand, market conditions and other factors.

Credit Facilities

At September 30, 2012, we have a five-year $400 million unsecured revolving credit facility in the U.S. (“U.S. Facility”) that expires in 2017. The U.S. facility is for general corporate purposes, including commercial paper support.  Additionally, we have a five-year €650 million ($837 million at September 30, 2012 exchange rates) multi-currency foreign credit facility (“Euro Facility”) available, which expires in October 2015.  At September 30, 2012, we had no borrowings under either of these credit facilities.

For both our U.S. and Euro Facilities, the two most significant covenants require us to maintain a ratio of consolidated EBITDA (earnings before interest, taxes, depreciation and amortization), adjusted for Hewitt related transaction costs and up to $50 million in non-recurring cash charges (“Adjusted EBITDA”) to consolidated interest expense and a ratio of consolidated debt to Adjusted EBITDA. For both facilities, the ratio of Adjusted EBITDA to consolidated interest expense must be at least 4 to 1.  For the Euro Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed 3 to 1.  For the U.S. Facility, the ratio of consolidated debt to Adjusted EBITDA must not exceed the lower of (a) 3.25 to 1.00 or (b) the greater of (i) 3.00 to 1.00 or (ii) the lowest ratio of consolidated debt to Adjusted EBITDA then set forth in the Euro Facility or Aon’s $450,000,000 Term Loan Facility. We were in compliance with these and all other covenants as of September 30, 2012.

Rating Agency Ratings

The major rating agencies’ ratings of our debt at October 31, 2012 appear in the table below.

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

Letters of Credit and Other Guarantees

We had total letters of credit outstanding for approximately $69 million at September 30, 2012, as compared to $75 million at December 31, 2011. These letters of credit cover the beneficiaries related to Aon’s Canadian pension plan scheme and secure deductible retentions for our own workers compensation program and one of the U.S. pension plans. We also have issued letters of credit to cover contingent payments for taxes and other business obligations to third parties, and other guarantees for miscellaneous purposes at our international subsidiaries. Amounts are accrued in the Condensed Consolidated Financial Statements to the extent the guarantees are probable and estimable.

We have certain contractual contingent guarantees for premium payments owed by clients to certain insurance companies.  Costs associated with these guarantees, to the extent estimable and probable, are provided in our allowance for doubtful accounts.  The maximum exposure with respect to such contractual contingent guarantees was approximately $36 million at September 30, 2012.

We have provided commitments to fund certain limited partnerships in which we have an interest in the event that the general partners request funding.  Some of these commitments have specific expiration dates and the maximum potential funding under these commitments was $55 million at September 30, 2012.  During the three and nine months ended September 30, 2012, we funded $4 million and $8 million, respectively, of these commitments.

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

Financial Condition

At September 30, 2012, our net assets of $8.4 billion, representing total assets minus total liabilities, increased from $8.1 billion at December 31, 2011. The increase was due primarily to Net income of $713 million for the nine months ended September 30, 2012 and a decrease in Accumulated other comprehensive loss of $120 million, offset by dividends and share repurchases.  Working capital was essentially flat versus December 31, 2011 at $1.7 billion.

Borrowings

Total debt at September 30, 2012 was $4.4 billion, a decrease of $90 million from December 31, 2011, primarily related to a decrease in commercial paper outstanding of $50 million from December 31, 2011.

On March 20, 2012, we entered into the U.S. Facility. Borrowings under the U.S. Facility will bear interest, at our option, at a rate equal to either (a) the rate for eurodollar deposits as reflected on the applicable Reuters LIBOR01 page for the interest period relevant to such borrowing (“Eurodollar Rate”), plus the applicable margin or (b) the highest of (i) the rate of interest publicly announced by Citibank as its prime rate, (ii) the federal funds effective rate from time to time plus 0.5% and (iii) the one month Eurodollar rate plus 1.0%, in each case plus the applicable margin. The applicable margin for borrowings under the U.S. Facility may change depending on achievement of certain public debt ratings. The U.S. Facility has a maturity date of March 20, 2017. In conjunction with the Company entering into the U.S. Facility the prior revolving U.S. credit agreement dated December 4, 2009 was terminated.

Our total debt as a percentage of total capital attributable to Aon shareholders was 34.7% and 35.8% at September 30, 2012 and December 31, 2011, respectively.

Equity

Equity at September 30, 2012 was $8.4 billion, an increase of $241 million from December 31, 2011.  The increase resulted primarily from Net income of $713 million, share-based compensation expense of $160 million and a decrease in Accumulated other comprehensive loss of $120 million. This increase in Equity was partially offset by share repurchases of $625 million and $153 million of dividends to shareholders.

Prior to the Redomestication, we accounted for purchases of our outstanding common stock using the treasury stock method included in U.S. GAAP. Under this method, we recorded purchases of our own outstanding common stock as a reduction to Additional paid-in capital based on the cost of the shares acquired. Under U.K. law, when we repurchase our outstanding shares, those shares are treated as cancelled. In April 2012, we constructively cancelled 60 million shares of treasury stock related to the Redomestication. The impact of the cancellation of all outstanding treasury shares was a decrease in Ordinary shares and Retained earnings of $60 million and $2.4 billion, respectively. The balance of Treasury stock at cost of $2.5 billion was also eliminated as part of the cancellation. Additionally, effective upon the completion of the Redomestication, the par value of our outstanding equity shares decreased from $1.00 to $0.01. The impact of this change was a decrease in Ordinary shares of $323 million, and an increase in Additional paid-in capital of $323 million.

The $120 million decrease in Accumulated other comprehensive loss from December 31, 2011, primarily reflects the following:

•                  positive net foreign currency translation adjustments of $71 million, which are attributable to the weakening of the U.S. dollar against foreign currencies,

•                  a decrease of $46 million in net post-retirement benefit obligations, and

•                  net derivative gains of $5 million.

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

Risk Solutions

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$1,778	$1,772	$5,582	$5,535
Operating income	309	311	1,059	1,036
Operating margin	17.4%	17.6%	19.0%	18.7%

The demand for property and casualty insurance generally rises as the overall level of economic activity increases and generally falls as such activity decreases, affecting both the commissions and fees generated by our brokerage business. The economic activity that impacts property and casualty insurance is described as exposure units, and is most closely correlated with employment levels, corporate revenue and asset values.  During the first nine months of 2012, we began to see some improvement in pricing; however, we would still consider this to be a “soft market”, which began in 2007.  In a soft market, premium rates flatten or decrease, along with commission revenues, due to increased competition for market share among insurance carriers or increased underwriting capacity.  Changes in premiums have a direct and potentially material impact on the insurance brokerage industry, as commission revenues are generally based on a percentage of the premiums paid by insureds. In the first nine months of 2012, pricing showed continuing signs of stabilization and improvement in our retail brokerage business, and we expect this trend to slowly continue throughout the remainder of 2012.

Additionally, beginning in late 2008 and continuing into third quarter 2012, we faced difficult conditions as a result of unprecedented disruptions in the global economy, the repricing of credit risk and the deterioration of the financial markets.  Weak global economic conditions have reduced our customers’ demand for our retail brokerage and reinsurance brokerage products, which have had a negative impact on our operational results.

Risk Solutions generated approximately 65% and 66% of our consolidated total revenues in the third quarter and first nine months of 2012, respectively.  Revenues are generated primarily through fees paid by clients, commissions and fees paid by insurance and reinsurance companies, and investment income on funds held on behalf of clients.  Our revenues vary from quarter to quarter throughout the year as a result of the timing of our clients’ policy renewals, the net effect of new and lost business, the timing of services provided to our clients, and the income we earn on investments, which is heavily influenced by short-term interest rates.

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

Revenue

Commissions, fees and other revenue for Risk Solutions were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Retail brokerage:
Americas	$743	$738	$2,188	$2,154
International (1)	647	654	2,207	2,224
Total retail brokerage	1,390	1,392	4,395	4,378
Reinsurance brokerage	377	365	1,156	1,119
Total	$1,767	$1,757	$5,551	$5,497

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

In the third quarter 2012, commissions, fees and other revenue increased $10 million, or 1%, versus the third quarter of 2011, due to 3% organic revenue growth and 2% growth related to acquisitions, partially offset by a 4% unfavorable impact from foreign exchange rates and a decline in investment income.  For the first nine months 2012, Commissions, fees and other revenue increased $54 million, or 1%, from the first nine months  2011 due to 4% organic revenue growth, partially offset by a 3% unfavorable impact from foreign exchange rates.

Reconciliation of organic revenue growth to reported commissions, fees and other revenue growth for 2012 versus 2011 is as follows:

Three months ended September 30, 2012	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	1	(2)	1	2
International (1)	(1)	(7)	3	3
Total retail brokerage	—	(4)	2	2
Reinsurance brokerage	3	(4)	—	7
Total	1	(4)	2	3

Nine months ended September 30, 2012	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Retail brokerage:
Americas	2	(2)	1	3
International (1)	(1)	(5)	1	3
Total retail brokerage	—	(4)	1	3
Reinsurance brokerage	3	(3)	—	6
Total	1	(3)	—	4

(1) Includes the U.K., Europe, Middle East, Africa and Asia Pacific.

Retail brokerage Commissions, fees and other revenue was flat in the third quarter as compared to the prior year quarter driven by a 4% unfavorable impact from foreign exchange rates, offset by 2% and 3% growth in organic revenue in the Americas and International operations, respectively, as well as 1% and 3% growth related to acquisitions in the Americas and International operations, respectively. For the first nine months 2012, revenue growth was flat, driven by 3% growth in organic revenue and 1% growth related to acquisitions across the Americas and International operations, offset by a 4% unfavorable impact from foreign exchange rates.

Americas Commissions, fees and other revenue increased 1% in the third quarter reflecting 2% growth in organic revenue due to continued growth in Latin America and Affinity products and 1% growth related to acquisitions, partially offset by a 2% unfavorable impact from foreign exchange rates.  For the first nine months 2012, revenue increased 2% as a result of 3% growth in organic revenue and 1% growth related to acquisitions, partially offset by a 2% unfavorable impact from foreign exchange rates.  Organic revenue growth increased due to continued growth in Latin America and Affinity products, as well as strong management of the renewal book portfolio across all regions, partially offset by general weakness in the construction sector.

International Commissions, fees and other revenue decreased 1% in the third quarter driven by an unfavorable impact of 7% from foreign exchange rates, partially offset by 3% organic revenue growth and 3% growth related to acquisitions.  The 3% organic revenue growth in the third quarter was driven by strong growth in emerging markets, health and benefits and solid management of the renewal book across continental Europe.  For the first nine months 2012, International revenue decreased 1%, driven by an unfavorable impact of 5% from foreign exchange rates, partially offset by 3% organic revenue growth driven by strong growth in Asia, New Zealand and emerging markets, as well as sustained management of the renewal book despite macroeconomic challenges.

Reinsurance brokerage Commissions, fees and other revenue increased 3% in the third quarter compared to prior year, driven by a 7% increase in organic revenue growth, partially offset by an unfavorable impact of 4% from foreign exchange rates.  The increase in organic revenue growth is due primarily to new business growth in treaty placements internationally, favorable near-term impact from market pricing, and growth in capital market transactions and facultative placements.  For the first nine months 2012, revenue increased 3%, driven by a 6% increase in organic revenue growth, partially offset by an unfavorable impact of 3% from foreign exchange rates. The increase in organic revenue growth is due primarily to growth in treaty placements internationally and a favorable near-term impact from pricing.

Operating Income

Operating income for the third quarter 2012 decreased $2 million, or 1%, from 2011 to $309 million in 2012, and operating income margins decreased to 17.4% from 17.6% in 2011.  For the first nine months ended 2012, Operating income increased $23 million, or 2%, from 2011 to $1.1 billion in 2012, and operating income margins increased to 19.0% from 18.7% in 2011.  Operating margin improvement was driven by revenue growth, reduced costs of restructuring initiatives and realization of the benefits of those restructuring plans, which was partially offset by investments in key talent and GRIP Solutions and a decline in fiduciary investment income.

HR Solutions

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue	$971	$957	$2,847	$2,778
Operating income	80	61	211	239
Operating margin	8.2%	6.4%	7.4%	8.6%

Our HR Solutions segment generated approximately 35% and 34% of our consolidated total revenues during the three and nine months ended September 30, 2012, respectively, and provides a broad range of human capital services, as follows:

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

Beginning in late 2008, the disruption in the global credit markets and the deterioration of the financial markets created significant uncertainty in the marketplace.  Weak economic conditions globally continued into third quarter 2012.  The prolonged economic downturn is adversely impacting our clients’ financial condition and therefore the levels of business activities in the industries and geographies where we operate.  While we believe that the majority of our practices are well positioned to manage through this time, these challenges are reducing demand for some of our services and putting continued pressure on the pricing of those services, which is having an adverse effect on our new business and results of operations.

Revenue

Commissions, fees and other revenue for HR Solutions increased $14 million, or 1%, in the third quarter 2012 from 2011, and $69 million, or 2%, on a year-to-date basis.  The increase in revenue was driven by strong growth in HR BPO business, compensation consulting and investment consulting businesses, as well as strong growth in Asia, partially offset by anticipated pricing compression in our benefits administration business.  Organic revenue growth was 4% for both the third quarter and first nine months of 2012.

Commissions, fees and other revenue were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Consulting services	$394	$403	$1,140	$1,141
Outsourcing	585	558	1,723	1,655
Intrasegment	(8)	(4)	(16)	(18)
Total	$971	$957	$2,847	$2,778

Organic revenue growth for the third quarter and first nine months 2012 is detailed in the following reconciliation:

Three months ended September 30, 2012	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	(2)	(2)	(5)	5
Outsourcing	5	(1)	2	4
Intrasegment	N/A	N/A	N/A	N/A
Total	1	(1)	(2)	4

Nine months ended September 30, 2012	Percent Change	Less: Currency Impact	Less: Acquisitions, Divestitures & Other	Organic Revenue
Consulting services	—	(2)	(1)	3
Outsourcing	4	(1)	1	4
Intrasegment	N/A	N/A	N/A	N/A
Total	2	(1)	(1)	4

Consulting services revenue decreased $9 million, or 2%, for the third quarter due primarily to weak discretionary spend globally and continued economic pressure in continental Europe, offset by strong growth in businesses across Asia and in our investment consulting and pension administration services.  Organic revenue growth of 5% was offset by an unfavorable impact of 2% from foreign exchange rates and a 5% unfavorable impact from acquisitions, net of divestitures.  For the first nine months 2012, revenue decreased $1 million, essentially flat, as a result of 3% organic revenue growth, offset by an unfavorable impact of 2% from foreign exchange rates and a 1% unfavorable impact from acquisitions, net of divestitures.

Outsourcing revenue increased $27 million, or 5% for the third quarter due to organic revenue growth of 4% and 2% growth related to acquisitions, partially offset by an unfavorable impact of 1% from foreign exchange rates. Organic revenue growth was driven primarily by strong growth in the HR BPO business from new client wins and in discretionary products and services such as dependent eligibility audits, partially offset by anticipated price compression in the benefits administration business.  For the first nine months 2012, revenue increased $68 million, or 4%, primarily driven organic revenue growth of 4% and 1% growth from acquisitions, partially offset by an unfavorable impact of 1% from foreign exchange rates.

Operating Income

Operating income was $80 million, an increase of $19 million, or 31%, from third quarter 2011.  For the first nine months, operating income was $211 million, a decrease of $28 million, or 12%, from the prior year.  The year-to-date decrease was principally driven by higher intangible asset amortization of $16 million and $46 million for the three and nine months ended September 30, 2012, respectively, as well as investments in new growth opportunities in health care exchanges and HR BPO, anticipated pricing compression in our benefits administration business, and an unfavorable revenue mix shift, offset by benefits from the Aon Hewitt Plan.  Operating margin for this segment was 8.2% in the third quarter, which is an increase from 6.4% in 2011.  For the first nine months 2012, the operating margin was 7.4%, a decrease from 8.6% in 2011.

Unallocated Income and Expense

A reconciliation of our operating income to income from continuing operations before income taxes is as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating income (loss):
Risk Solutions	$309	$311	$1,059	$1,036
HR Solutions	80	61	211	239
Unallocated	(50)	(44)	(135)	(109)
Operating income	339	328	1,135	1,166
Interest income	1	4	6	14
Interest expense	(57)	(60)	(173)	(186)
Other (expense) income	(9)	20	3	6
Income from continuing operations before income taxes	$274	$292	$971	$1,000

Unallocated operating expense

Unallocated operating expense includes corporate governance costs not allocated to the operating segments.  Net unallocated expenses increased $6 million to $50 million in the third quarter 2012 and increased $26 million to $135 million for the first nine months 2012.  The increase in both periods is related to headquarters relocation costs of $4 million and $21 million in the three and nine months ended September 30, 2012.

Interest income

Interest income represents income earned on operating cash balances and other income-producing investments.  It does not include interest earned on funds held on behalf of clients.  For the third quarter 2012, Interest income decreased $3 million from the third quarter 2011.  For the first nine months 2012, Interest income decreased $8 million from the comparable period in 2011 due to lower average interest rates globally.

Interest expense

Interest expense, which represents the cost of our worldwide debt obligations, decreased $3 million and $13 million from the third quarter and the first nine months of 2011, respectively. The decrease in interest expense reflects a decline in the average rate on total debt outstanding.

Other (expense) income

Other (expense) income was $9 million expense and $3 million income, for the third quarter and first nine months 2012, respectively, as compared to Other (expense) income of $20 million income and $6 million income for the third quarter and first nine months 2011, respectively.  Other (expense) income during the nine month period ended September 30, 2011 includes a $19 million loss on the extinguishment of debt obligations. The third quarter 2012 includes an $24 million loss on foreign currency remeasurement, partially offset by an $8 million hedging gain. The three and nine months ended September 30, 2011 included gains of $24 million and $18 million, respectively, related to foreign currency remeasurement, partially offset by hedging losses of $11 million and $13 million, respectively.

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

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events.  They use words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would.”  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as:  market and industry conditions, including competitive and pricing trends; changes in our business strategies and methods of generating revenue; the development and performance of our services and products; changes in the composition or level of our revenues; our cost structure and the outcome of cost-saving or restructuring initiatives; the outcome of contingencies; dividend policy; the expected impact of acquisitions and dispositions; pension obligations; cash flow and liquidity; future actions by regulators; and the impact of changes in accounting rules.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors. Potential factors that could impact results include:

•                  general economic conditions in different countries in which Aon does business around the world, including conditions in the European Union relating to sovereign debt and the continued viability of the Euro;

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

•                  the effect of the Redomestication on our operations and financial results, including the reaction of our clients, employees and other constituents, the effect of compliance with applicable U.K. regulatory regimes or the failure to realize some or all of the anticipated benefits;

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

•                  any inquiries relating to compliance with the U.S. Foreign Corrupt Practices Act and non-U.S. anti-corruption laws and with U.S. and non-U.S. trade sanctions regimes; and

•                  our ability to grow and develop companies that we acquire or new lines of business.

Any or all of our forward-looking statements may turn out to be inaccurate, and there are no guarantees about our performance.  The factors identified above are not exhaustive.  Aon and its subsidiaries operate in a dynamic business environment in which new risks may emerge frequently.  Accordingly, readers should not place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  We are under no obligation (and expressly disclaim any obligation) to update or alter any forward-looking statement that we may make from time to time, whether as a result of new information, future events or otherwise.  Further information about factors that could materially affect Aon, including our results of operations and financial condition, is contained in the “Risk Factors” sections in each of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, Part II Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, Part II Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 and Part II Item 1A of this report below.

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

Additionally, some of our foreign brokerage subsidiaries receive revenues in currencies that differ from their functional currencies.  Our U.K. subsidiary earns a portion of its revenue in U.S. dollars and Euros, but most of its expenses are incurred in pounds sterling.  Our policy is to convert into pounds sterling sufficient U.S. dollar and Euro revenue to fund the subsidiary’s pound sterling expenses using OTC options and forward exchange contracts.  At September 30, 2012, we have hedged approximately 81% of our U.K. subsidiaries’ expected U.S. dollar and Euro transaction exposures for the next twelve months, respectively.  We do not generally hedge these exposures beyond three years.

The translated value of revenue and expense from our international brokerage operations are subject to fluctuations in foreign exchange rates.  Diluted earnings per share were not impacted and negatively impacted by approximately $0.05 during the three and nine months ended September 30, 2012, respectively, related to net translation losses.  Adjusted diluted earnings per share, a non-GAAP measure as defined under the caption “Review of Consolidated Results’, were not impacted and negatively impacted by approximately $0.03 during the three and nine months ended September 30, 2012, respectively, related to translation losses.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report of September 30, 2012.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of September 30, 2012 that our disclosure controls and procedures were effective such that the information relating to Aon, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Aon’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.  During the third quarter 2011, the Company upgraded its financial systems relating to the Order-To-Cash PeopleSoft platform used by HR Solutions North American Operations. In connection with this upgrade, the Company has implemented additional compensating controls to mitigate internal control risks and performed testing to ensure data integrity. Other than this change, no changes in Aon’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Aon’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 15 (Commitments and Contingencies) to the Condensed Consolidated Financial Statements contained in Part I, Item 1, which is incorporated by reference herein.

ITEM 1A.                    RISK FACTORS.

The risk factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, Part II, “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and “Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended June 30, 2012 reflect certain risks associated with existing and potential lines of business and contain “forward-looking statements” as discussed in Part I, Item 2 of this report.  Readers should consider them in addition to the other information contained in this report as our business, financial condition or results of operations could be adversely affected if any of these risks actually occur.

The following risk factor supplements the risk factors set forth in the 10-K and 10-Qs.

We may in the future be subject to the UK Takeover Code, which may deter potential acquirers from proceeding with a takeover offer that could be beneficial to shareholders.

In the United Kingdom, takeover offers for certain public companies are regulated by the UK City Code on Takeovers and Mergers, or the Takeover Code, which is administered by the Takeover Panel. Currently, the Takeover Code applies to public companies that have their registered offices in the United Kingdom, the Channel Islands or the Isle of Man if their securities are admitted to trading on a regulated market in the United Kingdom or on a stock exchange in the Channel Islands or the Isle of Man. The Takeover Code also applies to public companies that have their registered office in the United Kingdom, the Channel Islands or the Isle of Man but whose securities are not admitted to trading on one of the markets mentioned above if the Takeover Panel determines, generally based on the residency of the company’s directors — the so-called residency test — that the company has its place of central management and control in the UK, the Channel Islands or the Isle of Man. In connection with our redomestication, the Takeover Panel confirmed that based on the residency test and on the expected residence of our directors and management, the Takeover Code would not apply to us.

In July 2012, the Takeover Panel published a consultation paper setting out proposed amendments to the Takeover Code, including a proposal to eliminate the residency test. If this proposal is adopted, we would likely become subject to the Takeover Code.

In summary, the Takeover Code sets out binding rules that provide a framework within which takeovers are required to be conducted and its approach differs from, and in some cases conflicts with, the approach set forth under the rules of the Securities and Exchange Commission to which we will remain subject in any event.  If we become subject to the Takeover Code, we will be required to comply with these additional controls with respect to the conduct of any takeover offer for our ordinary shares, and these additional controls may create uncertainty in the process by which a takeover offer must be executed. These additional controls and attendant uncertainty may affect the willingness of potential acquirers to proceed with a takeover offer that may otherwise be beneficial to shareholders.

The following risk factor supersedes the similarly captioned risk factor set forth in the 10-K and supplements the other risk factors in the 10-K and the 10-Qs. It reflects modifications to the nature of the risk that have developed since the date on which the 10-K was filed.

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

Although the federal government does not directly regulate the insurance industry, federal legislation and administrative policies in several areas, including employee benefit plan regulation, Medicare, age, race, disability and sex discrimination, investment company regulation, financial services regulation, securities laws and federal taxation, trade sanctions  regulation and the Foreign Corrupt Practices Act (“FCPA”), do affect the insurance industry generally. For instance, several laws and regulations adopted, or proposed to be adopted, by the federal government, including the Gramm Leach Bliley Act, the Health Insurance Portability and Accountability Act of 1996, and the Foreign Account Tax Compliance Act have created additional administrative and compliance requirements for us.

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

ITEM 2.                             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)  None.

(b)  None.

(c)  Issuer Purchases of Equity Securities.

The following information relates to the repurchase of equity securities by Aon or any affiliated purchaser during each month within the third quarter of 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
7/1/12 — 7/31/12	—	$—	—	$4,750,046,975
8/1/12 — 8/31/12	5,350,671	51.37	5,350,671	4,475,157,471
9/1/12 — 9/30/12	—	—	—	4,475,157,471
Total	5,350,671	$51.37	5,350,671	4,475,157,471

(1)         Does not include commissions paid to repurchase shares.

(2)   In January 2010, our Board of Directors authorized a new share repurchase program under which up to $2 billion of common stock were authorized to be repurchased from time to time depending on market conditions or other factors through open market or privately negotiated transactions. During the first quarter of 2012, we repurchased 2.1 million shares through this program through the open market or in privately negotiated transactions. As a result of the Redomestication, the 2010 share Repurchase Plan, which related to common stock of Aon Corporation, was no longer of effect. In April 2012, our Board of Directors authorized a share repurchase program under which up to $5 billion of Class A ordinary shares may be repurchased. Under this program, shares may be repurchased through the open market or in privately negotiated transactions, from time to time, based on prevailing market conditions, and will be funded from available capital. During the third quarter of 2012, we repurchased 5.4 million shares through this program through the open market or in privately negotiated transactions.

ITEM 6.                             EXHIBITS

Exhibits — The exhibits filed with this report are listed on the attached Exhibit Index.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aon plc
(Registrant)

October 31, 2012	By:	/s/ Laurel Meissner
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